Form 10-Q
period 1996-03-31
GRANITE CONSTRUCTION INC
filed 1996-05-15
CIK 861459

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          QUARTER ENDED MARCH 31, 1996

                           Commission File No. 0-18350

                        GRANITE CONSTRUCTION INCORPORATED

State of Incorporation:                     I.R.S. Employer Identification
Delaware                                    Number:  77-0239383

                            Corporate Administration:

                              585 West Beach Street
                          Watsonville, California 95076
                                 (408) 724-1011

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 1996.

             Class                                               Outstanding
- --------------------------------                            ------------------
 Common Stock, $0.01 par value                              18,088,107 shares

This report on Form 10-Q, including all exhibits, contains 19 pages. The exhibit index is located on page 18 of this report.

                        GRANITE CONSTRUCTION INCORPORATED

                                      INDEX

                                                                             Page
                                                                             ----
PART I.    FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Condensed Consolidated Balance
                     Sheets as of March 31, 1996 and
                     December 31, 1995 .................................       4

                     Condensed Consolidated Statements
                     of Income for the Three Months
                     Ended March 31, 1996 and 1995 .....................       5

                     Condensed Consolidated Statements
                     of Cash Flows for the Three Months
                     Ended March 31, 1996 and 1995 .....................       6

                     Notes to the Condensed Consolidated
                     Financial Statements ..............................   7-10

           Item 2.   Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations .....................................   11-14

PART II.   OTHER INFORMATION

           Item 1.   Legal Proceedings .................................   none
           Item 2.   Changes in Securities .............................   none
           Item 3.   Defaults upon Senior Securities ...................   none
           Item 4.   Submission of Matters to a Vote
                     of Security Holders ...............................   none
           Item 5.   Other Information .................................   none
           Item 6.   Exhibits and Reports on Form 8-K ..................      16
                     Exhibit Index .....................................      18

                          PART I. FINANCIAL INFORMATION

                       GRANITE CONSTRUCTION INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

- -----------------------------------------------------------------------------------------
                                                                MARCH 31,    December 31,
                                                                  1996          1995
- -----------------------------------------------------------------------------------------
                                                                (UNAUDITED)
                                     ASSETS
Current assets
     Cash and cash equivalents                                   $ 14,705      $ 22,410
     Short-term investments                                        25,922        44,582
     Accounts receivable                                          110,184       142,055
     Costs and estimated earnings in excess of billings            25,243        16,147
     Inventories                                                   12,719        10,180
     Deferred income taxes                                         16,717        16,717
     Equity in joint ventures                                       2,067           210
     Other current assets                                           5,037         5,953
                                                                 ----------------------
         Total current assets                                     212,594       258,254
- ---------------------------------------------------------------------------------------
Property and equipment                                            184,417       175,220
- ---------------------------------------------------------------------------------------
Other assets                                                       22,402        21,270
- ---------------------------------------------------------------------------------------
                                                                 $419,413      $454,744
=======================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Current maturities of long-term debt                        $ 13,437      $ 13,948
     Accounts payable                                              52,382        68,056
     Billings in excess of costs and estimated earnings            35,851        43,730
     Accrued expenses and other current liabilities                47,128        55,341
                                                                 ----------------------
         Total current liabilities                                148,798       181,075
- ---------------------------------------------------------------------------------------
Long-term debt                                                     39,357        39,494
- ---------------------------------------------------------------------------------------
Deferred income taxes                                              24,270        24,270
- ---------------------------------------------------------------------------------------
Stockholders' equity
     Preferred stock, $0.01 par value, authorized
         3,000,000 shares, none outstanding                           -             -
     Common stock, $0.01 par value, authorized 27,000,000
         shares; 1996 - issued 18,128,465 shares, outstanding
         18,088,107 shares; 1995 - issued 17,897,018 shares,
         outstanding 17,884,268 shares                                181           179
     Additional paid-in capital                                    36,954        32,715
     Retained earnings                                            177,211       180,341
                                                                 ----------------------
                                                                  214,346       213,235
     Unearned compensation                                         (6,617)       (3,330)
     Treasury stock                                                  (741)          -
                                                                 ----------------------
                                                                  206,988       209,905
- ---------------------------------------------------------------------------------------
                                                                 $419,413      $454,744
=======================================================================================

The accompanying notes are an integral part of these financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)


- --------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31,                              1996           1995
- --------------------------------------------------------------------------------
Revenue                                                $153,749      $105,273
Cost of revenue                                         139,107        91,562
                                                       ----------------------

      GROSS PROFIT                                       14,642        13,711

General and administrative expenses                      15,485        13,056
                                                       ----------------------

      OPERATING PROFIT                                     (843)          655
- -----------------------------------------------------------------------------

Other income (expense)
   Interest income                                        1,954         1,462
   Interest expense                                        (941)         (480)
   Gain on sales of property
      and equipment                                         413           291
   Other, net                                                 7            (9)
                                                       ----------------------

                                                          1,433         1,264
- -----------------------------------------------------------------------------

      INCOME BEFORE PROVISION
          FOR INCOME TAXES                                  590         1,919

Provision for income taxes                                  224           691
- -----------------------------------------------------------------------------

        NET INCOME                                     $    366      $  1,228
=============================================================================

Net income per share                                   $   0.02      $   0.07

Weighted average shares
   of common stock                                       17,966        17,658

Dividends per share                                    $   0.19      $   0.03
=============================================================================

The accompanying notes are an integral part of these financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (UNAUDITED- IN THOUSANDS, EXCEPT PER SHARE DATA)

THREE MONTHS ENDED MARCH 31,                                                1996          1995
- ------------------------------------------------------------------------------------------------
Operating Activities
       Net income                                                         $    366      $  1,228
       Add (deduct) noncash items included in net income:
          Depreciation, depletion and amortization                           8,947         7,054
          Gain on sales of property and equipment                             (413)         (291)
          Decrease in unearned compensation                                    492           389
       Cash provided by (used in):
          Accounts and notes receivable                                     30,798        26,718
          Inventories                                                       (2,539)         (253)
          Equity in joint ventures                                          (1,857)        3,435
          Other assets                                                         594           469
          Accounts payable                                                 (15,674)       (7,624)
          Billings in excess of costs and estimated earnings, net          (16,975)      (16,284)
          Accrued expenses                                                  (8,213)      (10,305)
                                                                          ----------------------
                     Net cash provided (used) by operating activities       (4,474)        4,536
- ------------------------------------------------------------------------------------------------

Investing Activities
       Additions to property and equipment                                 (18,004)       (9,407)
       Proceeds from sales of property and equipment                           645           632
       Additions to notes receivable                                           (74)         (443)
       Repayments of notes receivable                                          143           170
       Additions to investments and other assets                              (178)         (304)
       Purchases of short-term investments                                  (9,382)      (11,474)
       Maturities of short-term investments                                 28,042        12,885
                                                                          ----------------------
                     Net cash provided (used) by investing activities        1,192        (7,941)
- ------------------------------------------------------------------------------------------------

Financing Activities
       Repayments of long-term debt                                           (648)         (522)
       Employee stock options exercised                                        247           -
       Purchase of treasury stock                                             (526)          -
       Dividends paid                                                       (3,496)         (587)
                                                                          ----------------------
                     Net cash used by financing activities                  (4,423)       (1,109)
- ------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                       (7,705)       (4,514)

Cash and cash equivalents at beginning of period                            22,410        17,649
                                                                          ----------------------

Cash and cash equivalents at end of period                                $ 14,705      $ 13,135
================================================================================================

Supplementary Information
       Cash paid during the year for:
          Interest                                                        $    941      $    480
          Income taxes                                                         265             2
================================================================================================

The accompanying notes are an integral part of these financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

- --------------------------------------------------------------------------------

1. BASIS OF PRESENTATION: The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position at March 31, 1996 and the results of operations and cash flows for the periods presented. The December 31, 1995 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2.       SHORT-TERM INVESTMENTS:

                                              Held-To-Maturity                             Held-To-Maturity
                                               March 31, 1996                             December 31, 1995
                                                (Unaudited)

                                  Carrying  Unrealized  Unrealized    Fair     Carrying  Unrealized  Unrealized    Fair
                                    Value     Gains       Losses      Value     Value     Gains       Losses       Value
                                 -------------------------------------------   ------------------------------------------
U.S. Government and Agency
   Obligations                   $ 1,996        $1          $ -      $ 1,997   $ 8,938      $6          $ -       $ 8,944
Commercial Paper                   1,999         1            -        2,000    10,897       3           (6)       10,894
Municipal Bonds                    2,007         -           (1)       2,006     2,012       4            -         2,016
Foreign Banker's Acceptances       3,793         2            -        3,795     8,703       2            -         8,705
Domestic Banker's Acceptances      6,446         2            -        6,448     1,996       4            -         2,000
                                 -------------------------------------------   ------------------------------------------
                                  16,241         6           (1)      16,246    32,546      19           (6)       32,559
                                 -------------------------------------------   ------------------------------------------

                                             Available-For-Sale                           Available-For-Sale
                                               March 31, 1996                             December 31, 1995
                                                (Unaudited)

                                  Carrying  Unrealized  Unrealized    Fair     Carrying  Unrealized  Unrealized    Fair
                                    Value     Gains       Losses      Value      Value     Gains       Losses      Value
                                 -------------------------------------------   ------------------------------------------
U.S. Government and Agency
   Obligations                     3,362         -           -         3,362     4,859      45          -           4,904
Municipal Bonds                    4,368        31           (2)       4,397     5,226      74          (32)        5,268
Domestic Banker's Acceptances      1,951         3          (13)       1,941     1,951      13          -           1,964
                                 -------------------------------------------   ------------------------------------------
                                   9,681        34          (15)       9,700    12,036     132          (32)       12,136
                                 -------------------------------------------   ------------------------------------------

Total Short-Term Investments     $25,922       $40         $(16)     $25,946   $44,582    $151         $(38)      $44,695
                                 ===========================================   ==========================================

                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

- --------------------------------------------------------------------------------

2.   SHORT-TERM INVESTMENTS, CONTINUED:

         There were no sales of investments classified as available-for-sale for the three months ended March 31, 1996. At March 31, 1996, scheduled maturities of investments are as follows (unaudited):

         -------------------------------------------------------------------------------
                                                Held-To-        Available-
                                                Maturity         For-Sale          Total
         -------------------------------------------------------------------------------
         Within one year                         16,241           $6,238         $22,479
         After one year through five years            -            3,443           3,443
         -------------------------------------------------------------------------------
                                                $16,241           $9,681         $25,922
         ===============================================================================

         For the three months ended March 31, 1996 and 1995, purchases and maturities of short-term investments were as follows:

                                          Three Months Ended                                 Three Months Ended
                                            March 31,1996                                     March 31, 1995
                                             (Unaudited)                                       (Unaudited)
                             Held-To-         Available                         Held-To-        Available
                             Maturity         For Sale            Total         Maturity         For Sale          Total
                             -------------------------------------------       -------------------------------------------
         Purchases            $  7,177         $ 2,205          $  9,382       $ 9,489             $1,985         $ 11,474
         Maturities             23,000           5,042            28,042        11,900                985           12,885
                             -------------------------------------------       -------------------------------------------
         Net change           $(15,823)        $(2,837)         $(18,660)      $(2,411)            $1,000         $(1,411)
                             ===========================================       ===========================================


3.   ACCOUNTS RECEIVABLE:

                                                   MARCH 31,     December 31,
                                                     1996           1995
                                                   -------------------------
                                                   (UNAUDITED)
         Construction contracts
            Completed and in progress              $ 54,370        $ 81,240
            Retentions                               41,906          41,777
                                                   ------------------------
                                                     96,276         123,017
         Construction material sales                  8,736          12,380
         Other                                        6,217           7,556
                                                   ------------------------
                                                    111,229         142,953
         Less allowance for doubtful accounts         1,045             898
                                                   ------------------------
                                                   $110,184        $142,055
                                                   ========================

                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

- --------------------------------------------------------------------------------

4. INVENTORIES: Inventories consist primarily of quarry products valued at the lower of average cost or market.

5. EQUITY IN JOINT VENTURES: The Company participates in various construction joint venture partnerships. Generally, each construction joint venture is formed to accomplish a specific project and is dissolved upon completion of the project. The combined assets, liabilities and net assets of these ventures are as follows:

         -----------------------------------------------------------------------
                                                      MARCH 31,     DECEMBER 31,
                                                        1996           1995
         -----------------------------------------------------------------------
                                                     (UNAUDITED)
         Assets
            Total                                     $122,814        $125,019
            Less other venturers' interest              85,970          87,513
         ---------------------------------------------------------------------
            Company's interest                          36,844          37,506
         ---------------------------------------------------------------------
         Liabilities
            Total                                      115,925         124,319
            Less other venturers' interest              81,148          87,023
         ---------------------------------------------------------------------
            Company's interest                          34,777          37,296
         ---------------------------------------------------------------------

                                                      $  2,067        $    210
         =====================================================================

6.       PROPERTY AND EQUIPMENT:

                                                      MARCH 31,    December 31,
                                                        1996           1995
                                                     --------------------------
                                                     (UNAUDITED)
         Land                                        $ 14,019        $ 14,019
         Quarry property                               35,194          35,194
         Buildings and leasehold improvements          11,657          11,657
         Equipment and vehicles                       377,401         361,676
         Office furniture and equipment                 4,830           4,570
                                                     -------------------------
                                                      443,101         427,116
         Less accumulated depreciation,
           depletion and amortization                 258,684         251,896
                                                     -------------------------
                                                     $184,417        $175,220
                                                     =========================

                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

- --------------------------------------------------------------------------------

7.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

                                                              MARCH 31,     December 31,
                                                                1996           1995
                                                             ---------------------------

                                                             (UNAUDITED)
                  Payroll and related employee benefits        $12,153        $21,371
                  Accrued insurance                             17,707         19,957
                  Income taxes payable                           2,455          2,425
                  Other                                         14,813         11,588
                                                               ----------------------
                                                               $47,128        $55,341
                                                               ======================

8. STOCKHOLDERS' EQUITY: Under the terms of the Company's 1990 Omnibus Stock and Incentive Plan, 139,798 shares of restricted common stock were issued and 77,891 shares vested during the three months ended March 31, 1996. Unearned compensation is amortized over the restriction periods. Compensation expense related to restricted shares was $492 and $389 for the three months ended March 31, 1996 and 1995, respectively. The Company has purchased, in satisfaction of certain officer's income tax liabilities related to the maturation of restricted stock issues, 40,358 shares which are classified as treasury stock on the accompanying Condensed Consolidated Balance Sheet at March 31, 1996.

         During the three months ended March 31, 1996, employee stock options for 14,500 shares at $17 per share were exercised.

9. INCOME TAXES: The provision for income taxes is computed using the anticipated effective tax rate for the year.

10. NET INCOME PER SHARE: Income per share amounts are computed using the weighted average number of common and common equivalent (dilutive stock options) shares outstanding during each period. Common share equivalents are included in the weighted average number of common shares outstanding only when the effect is not antidilutive.

11. CONTINGENCIES: The Company is currently a party to various claims and legal proceedings, none of which is considered by management to be material to the Company's financial position.

12. SUBSEQUENT EVENT: On March 5, 1996, the Board of Directors approved a three for two stock split in the form of a 50% stock dividend payable on April 19, 1996 to stockholders of record on March 31, 1996. All references in the financial statements to number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of shares outstanding.

ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors affecting the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS

Revenue for the quarter ended March 31, 1996 was $153.8 million, an increase of $48.5 million, or 46.0%, over last year. The increase is primarily attributable to revenue generated from a strong backlog in both operating divisions as well as the addition of the Company's new branch in Utah.

For the three months ended March 31, 1996, revenue from public sector contracts increased $25.1 million to $109.6 million, or 71.3% of total revenue, from $84.5 million, or 80.2% of total revenue in 1995. Revenue from private sector contracts and material sales of $44.2 million, or 28.7% of total revenue, was up $23.4 million from the three months ended March 31, 1995 level of $20.8 million, or 19.8% of total revenue. Revenue in the Company's primary geographical area, California, increased to $79.8 million from $62.2 million last year but decreased as a percent of total revenue to 51.9% from 59.1%. The decrease as a percentage of total revenue provides a glimpse of the Company's success in its diversification strategy.

                           REVENUE BY MARKET SECTOR
                         THREE MONTHS ENDED MARCH 31
                                (in millions)

                1996                                  1995
                ----                                  ----
         Federal       $  5.5     3.6%        Federal        $ 20.4    19.4%
         State           46.0    29.9         State            41.5    39.4
         Local           58.1    37.8         Local            22.6    21.4
         Private         28.6    18.6         Private          10.7    10.2
         Materials       15.6    10.1         Materials        10.1     9.6
                       ------   -----                        ------   -----
             Total     $153.8   100.0%                       $105.3   100.0%
                       ======   =====                        ======   =====

Backlog at March 31, 1996 was $624.3 million, a $20.1 million decrease over March 31, 1995 and a $34.2 million increase from December 31, 1995. Major awards for the quarter include a $11.8 million yard and utility relocation project in San Jose, California; a $12.8 million remediation project in Utah; and an $18.0 million dam project in Texas.

                              AWARDS AND BACKLOG
                                END OF PERIOD
                                (in millions)

                                    Awards          Backlog
                                    ------          -------
                    1992
                    ----
                     Q1             $ 62.4          $  286.4
                     Q2              177.2             333.6
                     Q3              169.8             316.7
                     Q4               62.1             245.2

                    1993
                    ----
                     Q1              319.6             487.3
                     Q2              157.4             501.9
                     Q3              325.2             643.4
                     Q4              182.7             659.7

                    1994
                    ----
                     Q1              111.8             664.7
                     Q2              149.0             640.1
                     Q3              194.9             594.9
                     Q4              128.2             550.2

                    1995
                    ----
                     Q1              199.5             644.4
                     Q2              302.9             720.6
                     Q3              143.1             557.2
                     Q4              289.2             590.1

                    1996
                    ----
                     Q1              188.0             624.2

The public sector backlog decrease to 84.8% of total backlog from 88.9% at December 31, 1995 and 97.4% at March 31, 1995 reflects the improved private sector backlog of $95.1 million, or 15.2% of total backlog. This private sector backlog represents an increase of $29.4 million over December 31, 1995 and an increase of $78.4 million from March 31, 1995.


                           BACKLOG BY MARKET SECTOR
                                (in millions)
            March 31, 1996                December 31, 1995
            --------------                -----------------
         Federal       $ 37.2    6.0%    Federal    $ 17.5    3.0%
         State          376.6   60.3     State       354.3   60.0
         Local          115.4   18.5     Local       152.6   25.9
         Private         95.1   15.2     Private      65.7   11.1
                       ------  -----                ------  -----
             Total     $624.3  100.0%               $590.1  100.0%
                       ======  =====                ======  =====

Gross profit for the quarter ended March 31, 1996, was $14.6 million, or 9.5% of revenue, as compared to $13.7 million, or 13.0% of revenue, for 1995. Last year's first quarter business was characterized by poor building conditions for normal contract work, but an unanticipated contribution was made from emergency repair and cleanup work that resulted from widespread flooding in California, which contributed to the higher gross profit margin percent of last year. This year's results reflect a higher volume of construction work.

General and administrative expenses for the three months ended March 31, 1996 were $15.5 million, or 10.1% of revenue, an increase of $2.4 million, or 18.6%, over the same period last year but a decrease as a percent of revenue from 12.4% last year. The increase primarily reflects the addition of overhead from the Utah branch acquired in the second quarter of 1995 and other costs associated with a higher volume of work.

The net income for the quarter ended March 31, 1996, was $0.4 million, or $0.02 per share, a decrease of $0.8 million or $0.05 per share from the net income of $1.2 million, or $0.07 per share (as adjusted for a three for two stock split effective April 19, 1996) for the same period in 1995. (See Note 12 of the Notes to the Condensed Consolidated Financial Statements).

                           SEASONALITY OF BUSINESS
                      REVENUE AND NET INCOME BY QUARTER
                                (in millions)

                                  Net Income        Revenue
                                  ----------        -------
                    1992
                    ----
                     Q1             $-3.9           $ 68.0
                     Q2               2.8            130.0
                     Q3               4.3            186.7
                     Q4               0.7            133.6

                    1993
                    ----
                     Q1              -4.2             77.5
                     Q2                 -            142.9
                     Q3               5.8            183.6
                     Q4               2.9            166.4

                    1994
                    ----
                     Q1              -2.1            106.7
                     Q2               4.6            173.6
                     Q3              13.6            240.2
                     Q4               3.3            172.9

                    1995
                    ----
                     Q1               1.2            105.3
                     Q2               8.3            226.7
                     Q3              13.2            306.6
                     Q4               5.8            256.2

                    1996
                    ----
                     Q1               0.4            153.7

OUTLOOK

Very little has changed in our business outlook from what we communicated in the Outlook section of the Company's 1995 Form 10-K filed in late March. However, there are a couple of minor updates on issues that may or may not have an impact on our business going forward, including the effort in Congress to remove the transportation trust funds from the Federal Unified Budget.

In April, the House of Representatives voted overwhelmingly to take the trust funds off budget, a bill designed to free up the approximately $30 billion that has accumulated in the trust fund accounts for the purposes of which these funds were initially intended, namely highway, airport and transit improvement. The debate now moves to the Senate, where similar legislation has been introduced. Passage of the Senate version is expected to be more problematic than the bill just passed by the House, and it is unclear at this point in time which way the Clinton Administration is leaning on this issue.

Moreover, momentum is gaining in Congress to repeal the 4.3 cents of the Federal motor fuels tax, which was part of President Clinton's 1993 deficit reduction plan. The revenue from this portion of the gas tax does not go into the Highway Trust Fund but instead goes into the general fund to pay for general government programs and not transportation. Our industry is advocating transferring the 4.3 cents to the Highway Trust Fund in lieu of repealing it, arguing that the trust fund is the appropriate place for gas tax receipts, especially given the tremendous needs for highway improvements. Committees in both the House and Senate are expected to take up a bill soon.

Also in the Outlook section of our 1995 10-K, we discussed the economic recovery in California, and pointed out that for the first time since the recession hit the state in 1990, the state was expected to be in the black with a $900 million surplus for the year ending June 30th. IT NOW APPEARS, HOWEVER, THAT CALIFORNIA WILL NOT HAVE A $900 MILLION SURPLUS FOR THE YEAR ENDING JUNE 30, 1996. According to officials in Sacramento, Governor Wilson's budget was based in part on revenues anticipated from federal sources to assist state efforts to provide certain government services such as welfare and immigration. Absent these funds, the state is expecting to have an operating deficit for the year ending June 30, 1996, the size of which is not determinable at this point in time. Nevertheless, we continue to see strong signals of economic improvement in California, as witnessed by the increase in our private sector revenue and backlog in the first quarter.

We are very pleased with the quality and quantity of our public sector bidding opportunities going forward and they include, as we have previously discussed, several large design-build projects in California, Utah, Minnesota and New Jersey. We continue to look for acquisition candidates that support our strategies to diversify our business either geographically or by industry segment.

In summary, we continue to move forward on our strategy to grow the company through acquisitions and we are encouraged by the near-term opportunity to improve our financial performance through current operations.

LIQUIDITY AND CAPITAL RESOURCES

   -----------------------------------------------------------------------
   DOLLARS IN THOUSANDS                             1996             1995
   -----------------------------------------------------------------------
      Cash and cash equivalents, March 31         $14,705          $13,135
      Net cash provided (used) by:
            Operating activities                   (4,474)           4,536
            Investing activities                    1,192           (7,941)
            Financing activities                   (4,423)          (1,109)
   -----------------------------------------------------------------------


Cash used by operating activities of $4.5 million for the three months ended March 31, 1996 represents a $9.0 million decrease from the 1995 amount for the same period. The decrease primarily reflects increased cash to pay accounts payable and an increase in inventories due to better first quarter weather in 1996. Changes in cash provided from operations reflect seasonal variations based on the amount and progress of work being performed.

Cash provided by investing activities in 1996 improved $9.1 million reflecting a $17.2 million increase in net maturities of short-term investments offset by an $8.6 million increase in cash used to purchase property and equipment.

Cash used in financing activities decreased $3.3 million primarily reflecting the increase in dividends paid in 1996 due to the increased quarterly dividend from $0.03 for the first quarter of 1995 to $0.06 per share plus the special cash dividend of $0.13 per common share that was declared during the first quarter of 1996 (all per share amounts have been restated for the effect of a three for two stock split effective April 19, 1996. See Note 12 of the Notes to the Condensed Consolidated Financial Statements).

The Company's current borrowing capacity under its restated revolving line of credit is $50 million of which $40.8 million was available on March 31, 1996. The Company believes that its current cash balances combined with cash flows from operations and cash available under its revolving credit agreements will be sufficient to meet its operating needs, anticipated capital expenditure plans and other financial commitments at least through 1996.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            None



ITEM 2. CHANGES IN SECURITIES

            None



ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            None



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None



ITEM 5. OTHER INFORMATION

            None



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                   a)   Exhibits

                        Exhibit 11 - Computation of Net Income per Common and Common Equivalent Share

                   b)   Reports on Form 8-K

                        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              GRANITE CONSTRUCTION INCORPORATED




                              By:  /s/ William E. Barton
                                   ---------------------------------------------
Date:   May 8, 1996                William E. Barton
     -----------------             Vice President, Secretary and
                                   Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION                                    PAGE
- ------         -----------                                    ----
  11           Computation of Net Income per
               Common and Common Equivalent
               Share........................................  19
  27           Financial Data Schedule