Form 10-Q
period 1996-06-30
GRANITE CONSTRUCTION INC
filed 1996-08-14
CIK 861459

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                           QUARTER ENDED JUNE 30, 1996

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1996.

             Class                                       Outstanding
 Common Stock, $0.01 par value                        18,121,253 shares

This report on Form 10-Q, including all exhibits, contains 20 pages. The exhibit index is located on page 19 of this report.

                        GRANITE CONSTRUCTION INCORPORATED


                                      INDEX

                                                                                                      Page
                                                                                                      ----

PART I.        FINANCIAL INFORMATION

               Item 1.     Financial Statements

                           Condensed Consolidated Balance
                           Sheets as of June 30, 1996 and
                           December 31, 1995.........................................................   4

                           Condensed Consolidated Statements
                           of Income for the Three Months and Six
                           Months Ended June 30, 1996 and 1995.......................................   5

                           Condensed Consolidated Statements
                           of Cash Flows for the Six Months
                           Ended June 30, 1996 and 1995..............................................   6

                           Notes to the Condensed Consolidated
                           Financial Statements......................................................7-10

               Item 2.     Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations............................................................11-14


PART II.                   OTHER INFORMATION

               Item 1.               Legal Proceedings...............................................none
               Item 2.               Changes in Securities...........................................none
               Item 3.               Defaults upon Senior Securities.................................none
               Item 4.               Submission of Matters to a Vote
                                     of Security Holders............................................   16
               Item 5.               Other Information.............................................. none
               Item 6.               Exhibits and Reports on Form 8-K...............................   17
                                     Exhibit Index..................................................   19

                          PART I. FINANCIAL INFORMATION

                       GRANITE CONSTRUCTION INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Per Share Data)

- -------------------------------------------------------------------------------------------------------------
                                                                                  JUNE 30,        December 31,
                                                                                    1996              1995
- -------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
                                     ASSETS

Current assets
  Cash and cash equivalents                                                      $  13,664        $  22,410
  Short-term investments                                                            13,792           44,582
  Accounts receivable                                                              164,410          142,055
  Costs and estimated earnings in excess of billings                                31,169           16,147
  Inventories                                                                       13,290           10,180
  Deferred income taxes                                                             16,717           16,717
  Equity in joint ventures                                                           7,180              210
  Other current assets                                                               5,335            5,953
                                                                              -------------------------------
      Total current assets                                                         265,557          258,254
- -------------------------------------------------------------------------------------------------------------
Property and equipment                                                             189,065          175,220
- -------------------------------------------------------------------------------------------------------------
Other assets                                                                        22,394           21,270
- -------------------------------------------------------------------------------------------------------------
                                                                                 $ 477,016        $ 454,744
=============================================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt                                           $  11,687        $  13,948
  Accounts payable                                                                  69,287           68,056
  Billings in excess of costs and estimated earnings                                53,872           43,730
  Accrued expenses and other current liabilities                                    61,663           55,341
                                                                                -----------------------------
      Total current liabilities                                                    196,509          181,075
- -------------------------------------------------------------------------------------------------------------
Long-term debt                                                                      40,364           39,494
- -------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                               24,270           24,270
- -------------------------------------------------------------------------------------------------------------
Stockholders' equity
  Preferred stock, $0.01 par value, authorized
      3,000,000 shares, none outstanding                                              --               --
  Common stock, $0.01 par value, authorized 27,000,000
      shares; 1996- issued 18,160,111 shares, outstanding
      18,119,753 shares; 1995- issued 17,897,018 shares,
      outstanding 17,884,268 shares                                                    182              179
  Additional paid-in capital                                                        37,304           32,715
  Retained earnings                                                                185,253          180,341
                                                                                -----------------------------
                                                                                   222,739          213,235
  Unearned compensation                                                             (6,125)          (3,115)
  Treasury stock                                                                      (741)            (215)
                                                                               -----------------------------
                                                                                   215,873          209,905
- -------------------------------------------------------------------------------------------------------------
                                                                                 $ 477,016        $ 454,744
=============================================================================================================

The accompanying notes are an integral part of these financial statements

                       GRANITE CONSTRUCTION INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Unaudited - In Thousands, Except Per Share Data)

- ---------------------------------------------------------------------------------------------------------
                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                    JUNE 30,                          JUNE 30,
                                             1996             1995             1996             1995
- ---------------------------------------------------------------------------------------------------------
Revenue                                   $ 248,499        $ 226,684        $ 402,248        $ 331,957
Cost of revenue                             219,281          196,979          358,388          288,541
                                          ---------------------------------------------------------------
  GROSS PROFIT                               29,218           29,705           43,860           43,416

General and administrative expenses          16,780           16,912           32,265           29,968
                                          ---------------------------------------------------------------
  OPERATING PROFIT                           12,438           12,793           11,595           13,448
- ---------------------------------------------------------------------------------------------------------
Other income (expense)
 Interest income                              1,418            1,267            3,372            2,729
 Interest expense                              (837)            (960)          (1,778)          (1,440)
 Gain on sales of property
  and equipment                               1,747              231            2,160              522
 Other, net                                     (39)            (312)             (32)            (321)
                                          ---------------------------------------------------------------
                                              2,289              226            3,722            1,490
- ---------------------------------------------------------------------------------------------------------
  INCOME BEFORE PROVISION
     FOR INCOME TAXES                        14,727           13,019           15,317           14,938

Provision for income taxes                    5,596            4,687            5,820            5,378
- ---------------------------------------------------------------------------------------------------------
  NET INCOME                              $   9,131        $   8,332        $   9,497        $   9,560
=========================================================================================================

Net income per share                      $    0.51        $    0.47        $    0.53        $    0.54

Weighted average shares
   of common stock                           18,052           17,840           18,017           17,748

Dividends per share                       $    0.06        $    0.15        $    0.25        $    0.19
=========================================================================================================

The accompanying notes are an integral part of these financial statements.

                       GRANITE CONSTRUCTION INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited- In Thousands, Except Per Share Data)


- ------------------------------------------------------------------------------------------------------------
                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                    -------------------
                                                                                    1996           1995
- ------------------------------------------------------------------------------------------------------------
Operating Activities
    Net income                                                                   $  9,497        $  9,560
     Add (deduct) noncash items included in net income:
         Depreciation, depletion and amortization                                  18,273          14,724
         Gain on sales of property and equipment                                   (2,160)           (522)
         Decrease in unearned compensation                                            984             779
     Cash provided by (used in):
         Accounts and notes receivable                                            (23,858)        (24,663)
         Inventories                                                               (3,110)         (1,027)
         Equity in joint ventures                                                  (6,970)            305
         Other assets                                                                 226             705
         Accounts payable                                                           1,231           5,098
         Billings in excess of costs and estimated earnings, net                   (3,574)            321
         Accrued expenses                                                           6,129           1,595
                                                                                -------------------------
                     Net cash provided (used) by operating activities              (3,332)          6,875
- ------------------------------------------------------------------------------------------------------------
Investing Activities
     Additions to property and equipment                                          (31,779)        (19,218)
     Proceeds from sales of property and equipment                                  1,258           1,283
     Additions to notes receivable                                                   (114)         (1,333)
     Repayments of notes receivable                                                   226             206
     Acquisition of Gibbons Company, net of cash acquired                            --             1,567
     Additions to investments and other assets                                        (84)            (36)
     Purchases of short-term investments                                          (16,871)        (11,427)
     Maturities of short-term investments                                          47,661          26,306
                                                                                -------------------------

                     Net cash provided (used) by investing activities                 297          (2,652)
- ------------------------------------------------------------------------------------------------------------
Financing Activities
     Additions to long-term debt                                                    7,000            --
     Repayments of long-term debt                                                  (8,391)         (1,480)
     Employee stock options exercised                                                 598              96
     Purchase of treasury stock                                                      (526)           --
     Dividends paid                                                                (4,392)         (1,180)
                                                                                -------------------------

                     Net cash used by financing activities                         (5,711)         (2,564)
- ------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                   (8,746)          1,659

Cash and cash equivalents at beginning of period                                   22,410          17,649
                                                                                -------------------------

Cash and cash equivalents at end of period                                       $ 13,664        $ 19,308
============================================================================================================
Supplementary Information
     Cash paid during the year for:
         Interest                                                                $  1,778        $  1,118
         Income taxes                                                                 346           1,849

     Noncash investing and financing activity:
         Financed acquisition of Gibbons Company                                 $   --          $ 34,550
============================================================================================================

The accompanying notes are an integral part of these financial statements

                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
 -------------------------------------------------------------------------------


1. BASIS OF PRESENTATION: The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position at June 30, 1996 and the results of operations and cash flows for the periods presented. The December 31, 1995 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         Interim results are subject to significant seasonal variations and the results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2.       SHORT-TERM INVESTMENTS:

                                              Held-To-Maturity                             Held-To-Maturity
                                               June 30, 1996                              December 31, 1995
                                                (Unaudited)
                                  Carrying  Unrealized  Unrealized   Fair        Carrying  Unrealized  Unrealized  Fair
                                    Value     Gains      Losses     Value         Value     Gains        Losses   Value
                                  ----------------------------------------     ----------------------------------------
U.S. Government and Agency
   Obligations                      $ 2,003     $    -     $ (1)   $ 2,002       $ 8,938    $6        $     -   $ 8,944
Commercial Paper                          -          -         -         -        10,897     3            (6)    10,894
Municipal Bonds                           -          -         -         -         2,012     4              -     2,016
Foreign Banker's Acceptances            990          -         -       990         8,703     2              -     8,705
Domestic Banker's Acceptances           999          -         -       999         1,996     4              -     2,000
                                  ----------------------------------------     ----------------------------------------
                                      3,992          -       (1)     3,991        32,546    19            (6)    32,559
                                  ----------------------------------------     ----------------------------------------

                                             Available-For-Sale                           Available-For-Sale
                                               June 30, 1996                              December 31, 1995
                                                (Unaudited)
                                  Carrying  Unrealized  Unrealized   Fair        Carrying  Unrealized  Unrealized  Fair
                                    Value     Gains      Losses     Value         Value     Gains        Losses   Value
                                  ----------------------------------------     ----------------------------------------
U.S. Government and Agency
   Obligations                        7,788          6      (72)     7,722         4,859         45         -     4,904
Municipal Bonds                       2,012         13         -     2,025         5,226         74      (32)     5,268
Domestic Banker's Acceptances             -          -         -         -         1,951         13         -     1,964
                                  ----------------------------------------     ----------------------------------------
                                      9,800         19      (72)     9,747        12,036        132      (32)    12,136
                                  ----------------------------------------     ----------------------------------------

Total Short-Term Investments        $13,792        $19     $(73)   $13,738       $44,582       $151     $(38)   $44,695
                                  ========================================     ========================================

                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
 -------------------------------------------------------------------------------


2.       SHORT-TERM INVESTMENTS, CONTINUED:

                  There were no sales of investments classified as available-for-sale for the six months ended June 30, 1996. At June 30, 1996, scheduled maturities of investments are as follows (unaudited):

- --------------------------------------------------------------------------
                                    Held-To-     Available-
                                    Maturity      For-Sale       Total
- --------------------------------------------------------------------------
Within one year                         $3,992        $7,788      $11,780
After one year through five years            -         2,012        2,012
- --------------------------------------------------------------------------
                                        $3,992        $9,800      $13,792
==========================================================================

         For the six months ended June 30, 1996 and 1995, purchases and maturities of short-term investments were as follows:

                  ---------------------------------------    ---------------------------------------
                             Six Months Ended                           Six Months Ended
                               June 30, 1996                             June 30, 1995
                                (Unaudited)                                (Unaudited)
                    Held-To-     Available                     Held-To-     Available
                    Maturity     For Sale       Total          Maturity     For Sale       Total
                  ---------------------------------------    ---------------------------------------
Purchases           $  9,542     $  7,329      $ 16,871        $  6,692      $ 4,735      $ 11,427
Maturities            36,300       11,361        47,661          20,900        5,406        26,306
                    -------------------------------------    ---------------------------------------
Net change          $(26,758)    $ (4,032)     $(30,790)       $(14,208)     $  (671)     $(14,879)
                    ================================================================================

3.       ACCOUNTS RECEIVABLE:

                                            JUNE 30,    December 31,
                                              1996         1995
                                          --------------------------
                                          (UNAUDITED)
Construction contracts
   Completed and in progress               $ 97,594       $ 81,240
   Retentions                                44,062         41,777
                                          --------------------------
                                            141,656        123,017
Construction material sales                  16,329         12,380
Other                                         7,128          7,556
                                          --------------------------
                                            165,113        142,953
Less allowance for doubtful accounts            703            898
                                          --------------------------
                                           $164,410       $142,055
                                          ==========================

                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
- -------------------------------------------------------------------------------


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

5. EQUITY IN JOINT VENTURES: The Company participates in various construction joint venture partnerships. Generally, each construction joint venture is formed to accomplish a specific project and is dissolved upon completion of the project. The combined assets, liabilities and net assets of these ventures are as follows:

- -----------------------------------------------------------------------------------------
                                                               JUNE 30,      DECEMBER 31,
                                                                 1996            1995
- ---------------------------------------------------------- ----------------  ------------
                                                                (UNAUDITED)
Assets
   Total                                                         $99,787       $125,019
   Less other venturers' interest                                 69,851         87,513
- ---------------------------------------------------------------------------------------
   Company's interest                                             29,936         37,506
- ---------------------------------------------------------------------------------------
Liabilities
   Total                                                          75,855        124,319
   Less other venturers' interest                                 53,099         87,023
- ---------------------------------------------------------------------------------------
   Company's interest                                             22,756         37,296
- ---------------------------------------------------------------------------------------
                                                                 $ 7,180       $    210
=======================================================================================


6     PROPERTY AND EQUIPMENT:

                                                        JUNE 30,      December 31,
                                                          1996            1995
                                                    -------------------------------
                                                      (UNAUDITED)
Land                                                    $ 13,979         $ 14,019
Quarry property                                           35,894           35,194
Buildings and leasehold improvements                      13,000           11,657
Equipment and vehicles                                   386,812          361,676
Office furniture and equipment                             4,997            4,570
                                                    -------------------------------
                                                         454,682          427,116
Less accumulated depreciation,
  depletion and amortization                             265,617          251,896
                                                    -------------------------------
                                                        $189,065         $175,220
                                                    ===============================

                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
- --------------------------------------------------------------------------------

7.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

                                           JUNE 30,    December 31,
                                             1996          1995
                                         ------------------------
                                           (UNAUDITED)
Payroll and related employee benefits       $19,672       $21,371
Accrued insurance                            21,769        19,957
Income taxes payable                          8,245         2,425
Other                                        11,977        11,588
                                         ------------------------
                                            $61,663       $55,341
                                         ========================

8. STOCKHOLDERS' EQUITY: Under the terms of the Company's 1990 Omnibus Stock and Incentive Plan, 209,697 shares of restricted common stock were issued and 116,837 shares vested during the six months ended June 30, 1996. Unearned compensation is amortized over the restriction periods. Compensation expense related to restricted shares was $492 and $390 for the three months ended and $984 and $779 for the six months ended June 30, 1996 and 1995, respectively. During 1996, the Company purchased, in satisfaction of certain officers' income tax liabilities related to the maturation of restricted stock issues, 27,608 shares which are classified as treasury stock.

         During the six months ended June 30, 1996, employee stock options for 53,450 shares at $11.34 per share were exercised.

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

12. STOCK SPLIT: On March 5, 1996, the Board of Directors approved a three for two stock split in the form of a 50% stock dividend paid on April 19, 1996 to stockholders of record on March 31, 1996. All references in the financial statements to number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of shares outstanding.

13. RECLASSIFICATION: Certain previously reported amounts have been reclassified to conform with the current period presentation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors affecting the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

This discussion and analysis of financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements about future federal and state spending levels, pending state and federal legislation and future public and private bidding opportunities. Actual results could differ materially from those projected in the forward-looking statements.

RESULTS OF OPERATIONS

Revenue for the quarter ended June 30, 1996 was $248.5 million, bringing the six month total to $402.2 million, an increase of $21.8 million, or 9.6% and $70.2 million, or 21.2%, respectively, over the same periods last year.

For the six months ended June 30, 1996, revenue from public sector contracts increased $23.0 million to $287.0 million, or 71.4% of total revenue, from $264.0 million, or 79.5% of total revenue in 1995. Revenue from private sector contracts of $73.6 million, or 18.3% of total revenue, was up $38.7 million from the six months ended June 30, 1995 level of $34.9 million, or 10.5% of total revenue. Revenue in the Company's primary geographical area, California, increased to $216.6 million from $203.1 million last year but decreased as a percent of total revenue to 53.8% from 61.1% resulting from the Company's ongoing diversification strategy.


                                  [PIE GRAPH]


                            REVENUE BY MARKET SECTOR
                            SIX MONTHS ENDED JUNE 30,
                                  (In Millions)

                        1996
            --------------------------
Public          $287.0          71.4%
Private           73.6          18.3
Materials         41.6          10.3
            ----------      --------
                $402.2         100.0%
            ==========      ========


                        1995
           -----------------------------
Public          $264.0          79.5%
Private           34.9          10.5
Materials         33.1          10.0
            ----------     ---------
                $332.0         100.0%
            ==========      ========

Backlog at June 30, 1996 was $635.8 million, an $84.8 million decrease from June 30, 1995 and a $45.7 million increase from December 31, 1995. New awards for the quarter totaled $259.9 million and do not include a $51.6 million Florida highway contract awarded in July 1996.

                                     [GRAPH]

                               AWARDS AND BACKLOG
                                  END OF PERIOD
                                  (In Millions)

                                   Awards              Backlog
                                 ---------           ----------
1992
- ------
Q1                                $  62.4             $ 286.4
Q2                                  177.2               333.6
Q3                                  169.8               316.7
Q4                                   62.1               245.2

1993
- ------
Q1                                  319.6               487.3
Q2                                  157.4               501.9
Q3                                  325.2               643.4
Q4                                  182.7               659.7




1994
- ------
Q1                                  111.8               664.7
Q2                                  149.0               640.1
Q3                                  194.9               594.9
Q4                                  128.2               550.2

1995
- ------
Q1                                  199.5               644.4
Q2                                  302.9               720.6
Q3                                  143.1               557.2
Q4                                  289.2               590.1

1996
- ------
Q1                                  188.0               624.3
Q2                                  259.9               635.8

The public sector backlog decrease to 84.4% of total backlog from 88.9% at December 31, 1995 and 94.1% at June 30, 1995 reflects the improved private sector backlog of $98.9 million, or 15.6% of total backlog. This private sector backlog represents an increase of $33.2 million over December 31, 1995 and an increase of $56.1 million from June 30, 1995.

                                  [PIE GRAPH]


                            BACKLOG BY MARKET SECTOR
                                  (In Millions)

                 June 30, 1996
          ----------------------------
Public        $536.9          84.4%
Private         98.9          15.6
          ----------      --------
              $635.8         100.0%
          ==========      ========

              December 31, 1995
          -----------------------------
Public        $524.4          88.9%
Private         65.7          11.1
          ----------     ---------
              $590.1         100.0%
          ==========      ========

Gross profit for the quarter ended June 30, 1996 was $29.2 million, or 11.8% of revenue, as compared to $29.7 million, or 13.1% of revenue, for 1995. The six month gross profit increased $0.5 million to $43.9 million, or 10.9% of revenue versus $43.4 million or 13.1% in 1995. The change in gross profit reflects the successful execution of a higher volume of work, offset partially by the dilutive effect of major projects which contributed to revenues but have yet to reach the 25% completion threshold whereby the Company would begin to recognize earnings.

General and administrative expenses for the three months ended June 30, 1996 decreased $0.1 million to $16.8 million, or 6.8% of revenue, as compared to 7.5% of revenue for the same quarter of 1995. For the six months, general and administrative expenses increased $2.3 million to $32.3 million, but went down as a percent of revenue to 8.0% versus 9.0% last year. The six month increase primarily reflects the additional overhead in the first quarter of 1996 from the Utah branch acquired in the second quarter of 1995 and other costs associated with a higher volume of work.

Other income increased $2.1 million for the quarter and $2.2 million for the six months ended June 30, 1996 primarily reflecting the Company's share of gains on sales of surplus equipment in joint ventures.

Net income for the quarter ended June 30, 1996 was $9.1 million, or $0.51 per share, an increase of $0.8 million or $0.04 per share from the quarter ended June 30, 1995 net income of $8.3 million, or $0.47 per share. For the six months, net income was $9.5 million, or $0.53 per share, a $0.1 million, or $0.01 per share decrease from the prior year net income of $9.6 million, or $0.54 per share (as adjusted for a three for two stock split effective April 19, 1996). (See Note 12 of the Notes to the Condensed Consolidated Financial Statements).

                                    [GRAPH]


                             SEASONALITY OF BUSINESS
                        REVENUE AND NET INCOME BY QUARTER
                                  (In Millions)

                     Net Income               Revenue
                  ---------------           -----------
1992
- ------
Q1                 $   -3.9                  $   68.0
Q2                      2.8                     130.0
Q3                      4.3                     186.7
Q4                      0.7                     133.6

1993
- ------
Q1                     -4.2                     77.5
Q2                        -                     142.9
Q3                      5.8                     183.6
Q4                      2.9                     166.4

1994
- ------
Q1                     -2.1                     106.7
Q2                      4.6                     173.6
Q3                     13.6                     240.2
Q4                      3.3                     172.9




1995
- ------
Q1                      1.2                     105.3
Q2                      8.3                     226.7
Q3                     13.2                     306.6
Q4                      5.8                     256.2

1996
- ------
Q1                      0.4                     153.7
Q2                      9.1                     248.5

OUTLOOK

Going forward, we are pursuing a number of quality bid opportunities across the country, including a $1.0 billion design-build freeway reconstruction project in Salt Lake City, private toll roads in Minnesota, Delaware and Oregon and numerous highway projects in Florida, California, Nevada, Arizona, lllinois and Texas.

Moreover, we anticipate continued improvement in private sector opportunities in many of our geographic markets as California and the mountain states continue to outperform the rest of the country from an economic standpoint. This should translate into increased commercial/residential site development opportunities as well as the potential for a slight margin improvement in our public sector marketplace.

We have been successful in growing our business outside our California base, as evidenced by the fact that 45% of our second quarter revenue was contributed by our non-California operations. For example, in Florida the Company now has about $118 million worth of work underway. Our goal is to continue to expand our business throughout the United States.

The high level of bidding activity we are currently engaged in is driven in great degree by the strong public sector funding now available from federal, state and local sources. Looking out to next year, Congress is expected to appropriate about $19.6 billion for transportation-related construction in fiscal year 1997, a decrease of less than 1% from the prior year's appropriation. With the current cost-cutting mood of Congress, our industry has been somewhat successful in convincing federal policy makers that continued investment in our transportation infrastructure is vital to a thriving economy.

Elsewhere, the debate continues in California as to whether money from the state highway account should be used for the seismic retrofit of the toll bridges in the San Francisco Bay area. Proposition 192, the $2 billion seismic retrofit bond measure approved by voters in March, was supposed to cover the cost of finishing the state's retrofit program. However, just before the election, the state disclosed that the cost of retrofitting the San Francisco - Oakland Bay Bridge was estimated to cost almost double the amount that had been earmarked in Prop 192 to retrofit all of the state's toll bridges. Bay Area politicians want to use the highway account to make up the shortfall while we believe toll revenues should be used to complete the retrofitting of the state's toll bridges. Currently, lawmakers in Sacramento are attempting to forge a compromise. Clearly, tapping the state highway account to pay for the toll bridge retrofit effort would have a significant impact on our California road building business.

Also in Washington, there is a move afoot to transfer the 4.3 cents of the federal gasoline tax currently being used for deficit reduction to the highway trust fund, which would provide additional dollars for highway construction. Senator Byrd has authored an amendment that has bipartisan support on Capitol Hill and could likely be acted upon after Congress ends its summer recess. Elsewhere in Washington, the move to take the highway trust funds out of the unified federal budget has passed the House but has stalled in the Senate.

Locally in California, the fate of using county sales tax for transportation improvements will most likely be decided in November in Santa Clara County. Under the confines of Propositions 13 and 62, any special tax, like one raised for the specific purpose of transportation improvement, must have a two-thirds majority to pass. In an effort to get around this obstacle, the Santa Clara County Supervisors recently approved putting two measures on the November ballot. The first would increase the general sales tax by one-half cent. The other is advisory only and would indicate the voters' preference to the Supervisors, detailing specific projects that could be completed with the additional sales tax monies. The ability of 17 other California counties to renew their sales tax- based transportation improvement programs will hinge on what happens this Fall in Santa Clara County.

Finally, recognizing that we are heavily dependent on the sometimes whimsical political process for public sector funding, we intend to diversify our sources of revenue and profits over a broader range of markets while at the same time retaining a tight focus on heavy civil construction and aggregate materials production. The intent is to provide a better balance between public and private markets and take advantage of opportunities in other construction sectors.


LIQUIDITY AND CAPITAL RESOURCES

- --------------------------------------------------------------------
DOLLARS IN THOUSANDS                        1996            1995
- --------------------------------------------------------------------
Cash and cash equivalents, June 30       $ 13,664        $ 19,308
Net cash provided (used) by:
      Operating activities                 (3,332)          6,875
      Investing activities                    297          (2,652)
      Financing activities                 (5,711)         (2,564)
- --------------------------------------------------------------------

Cash used by operating activities of $3.3 million for the six months ended June 30, 1996 represents a $10.2 million decrease from the 1995 amount for the same period. The decrease primarily reflects the change to equity in construction joint ventures and net cash used in the performance of contracts. Changes in cash provided from operations reflect seasonal variations based on the amount and progress of work being performed.

Cash provided by investing activities in 1996 improved $2.9 million primarily reflecting a $15.9 million increase in net maturities of short-term investments offset by a $12.6 million increase in cash used to purchase property and equipment.

Cash used in financing activities decreased $3.1 million primarily reflecting the increase of $3.2 million in dividends paid in 1996 due to the increased quarterly dividend and special dividend declared in the first quarter of 1996. Repayments of long-term debt increased $6.9 million and were offset by borrowings of $7.0 million.

The Company's current borrowing capacity under its restated revolving line of credit is $50 million of which $32.5 million was available on June 30, 1996. The Company believes that its current cash balances combined with cash flows from operations and cash available under its revolving credit agreements will be sufficient to meet its operating needs, anticipated capital expenditure plans and other financial commitments at least through 1996.

                           PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

                      None



ITEM 2.      CHANGES IN SECURITIES

                      None



ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

                      None



ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             At the Company's Annual Meeting of Shareholders on May 20, 1996, the following members were elected to the Board of Directors:

                           AFFIRMATIVE         NEGATIVE                  VOTES WITHHELD
                              VOTES              VOTES          ABSTAINED               NONVOTE
                              -----              -----          ---------               -------
Richard C. Solari          14,420,565              -             167,378               3,500,165
David H. Watts             14,421,915              -             166,028               3,500,165
Joseph J. Barclay          14,505,465              -              82,478               3,500,165
Brian C. Kelly             14,369,900              -             218,043               3,500,165


The following proposal was approved at the Company's Annual Meeting:

                                     AFFIRMATIVE        NEGATIVE                VOTES WITHHELD
                                        VOTES             VOTES        ABSTAINED               NONVOTE
                                        -----             -----        ---------               -------
To ratify the appointment of
Coopers & Lybrand, L.L.P.
as the independent
accountants of the Company
for the fiscal year ending
December 31, 1996                    14,516,043           65,490          6,410               3,500,165

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







                                       GRANITE CONSTRUCTION INCORPORATED




                                       By:   /s/ William E. Barton
                                       ---------------------------
Date:  August 14, 1996                       William E. Barton
      -----------------------                Vice President and Chief Financial
                                             Officer

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GRANITE CONSTRUCTION INCORPORATED




                                       By:
                                       ---------------------------
Date:  August 14, 1996                       William E. Barton
      -----------------------                Vice President and Chief Financial
                                             Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION                                                PAGE
- ------              -----------                                                ----

  11                Computation of Net Income per
                    Common and Common Equivalent
                    Share.....................................................   20

EXHIBIT 11

                        GRANITE CONSTRUCTION INCORPORATED
                    COMPUTATION OF NET INCOME PER COMMON AND
                            COMMON EQUIVALENT SHARE
                     (in Thousands, Except Per Share Data)

- -----------------------------------------------------------------------------------------
                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                     JUNE 30,                JUNE 30,
                                                  1996      1995           1996      1995
- -----------------------------------------------------------------------------------------
Weighted average common shares outstanding       17,985    17,790        17,941    17,706

Computation of incremental outstanding shares:
  Net effect of dilutive stock options based
  on treasury stock method                           67        50            76        42
- -----------------------------------------------------------------------------------------

Weighted average common shares outstanding,
  as adjusted                                    18,052    17,840        18,017    17,748
=========================================================================================

Net income                                      $ 9,131   $ 8,332       $ 9,497   $ 9,560
=========================================================================================

Net income per common and common
  equivalent share                              $  0.51   $  0.47       $  0.53   $  0.54
=========================================================================================