Form 10-Q
period 1996-09-30
GRANITE CONSTRUCTION INC
filed 1996-11-14
CIK 861459

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        QUARTER ENDED SEPTEMBER 30, 1996

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 6, 1996.

             Class                                 Outstanding
Common Stock, $0.01 par value                  18,121,253 shares


This report on Form 10-Q, including all exhibits, contains 19 pages. The exhibit index is located on page 18 of this report.

                        GRANITE CONSTRUCTION INCORPORATED


                                      INDEX

                                                                                               Page
PART I.  FINANCIAL INFORMATION

         Item 1.     Financial Statements

                     Condensed Consolidated Balance
                     Sheets as of September 30, 1996 and
                     December 31, 1995............................................................4

                     Condensed Consolidated Statements
                     of Income for the Three Months and Nine
                     Months Ended September 30, 1996 and 1995.....................................5

                     Condensed Consolidated Statements
                     of Cash Flows for the Nine Months
                     Ended September 30, 1996 and 1995............................................6

                     Notes to the Condensed Consolidated
                     Financial Statements......................................................7-10

         Item 2.     Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations............................................................11-14


PART II. OTHER INFORMATION

         Item 1.               Legal Proceedings...............................................none
         Item 2.               Changes in Securities...........................................none
         Item 3.               Defaults upon Senior Securities.................................none
         Item 4.               Submission of Matters to a Vote
                               of Security Holders.............................................none
         Item 5.               Other Information...............................................none
         Item 6.               Exhibits and Reports on Form 8-K..................................16
                               Exhibit Index.....................................................18

                          PART I. FINANCIAL INFORMATION

                       GRANITE CONSTRUCTION INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------------------------------------
                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                     1996             1995
--------------------------------------------------------------------------------------------------------------
                                                                                 (UNAUDITED)
                                     ASSETS
Current assets
  Cash and cash equivalents                                                       $  38,441         $  22,410
  Short-term investments                                                             22,372            44,582
  Accounts receivable                                                               177,233           142,055
  Costs and estimated earnings in excess of billings                                 31,541            16,147
  Inventories                                                                        13,838            10,180
  Deferred income taxes                                                              16,717            16,717
  Equity in joint ventures                                                            5,268               210
  Other current assets                                                                7,676             5,953
                                                                                  ---------------------------
      Total current assets                                                          313,086           258,254
--------------------------------------------------------------------------------------------------------------
Property and equipment                                                              180,802           175,220
--------------------------------------------------------------------------------------------------------------
Other assets                                                                         24,468            21,270
--------------------------------------------------------------------------------------------------------------
                                                                                  $ 518,356         $ 454,744
==============================================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt                                            $  11,687         $  13,948
  Accounts payable                                                                   80,904            68,056
  Billings in excess of costs and estimated earnings                                 58,256            43,730
  Accrued expenses and other current liabilities                                     73,195            55,341
                                                                                  ---------------------------
      Total current liabilities                                                     224,042           181,075
--------------------------------------------------------------------------------------------------------------
Long-term debt                                                                       39,697            39,494
--------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                24,270            24,270
--------------------------------------------------------------------------------------------------------------
Stockholders' equity
  Preferred stock, $0.01 par value, authorized
      3,000,000 shares, none outstanding                                               --                --
  Common stock, $0.01 par value, authorized 27,000,000
      shares; 1996- issued 18,161,611 shares, outstanding
      18,121,253 shares; 1995- issued 17,897,018 shares,
      outstanding 17,884,268 shares                                                     182               179
  Additional paid-in capital                                                         37,321            32,715
  Retained earnings                                                                 199,219           180,341
                                                                                  ---------------------------
                                                                                    236,722           213,235
  Unearned compensation                                                              (5,634)           (3,115)
  Treasury stock                                                                       (741)             (215)
                                                                                  ---------------------------
                                                                                    230,347           209,905
--------------------------------------------------------------------------------------------------------------
                                                                                  $ 518,356         $ 454,744
==============================================================================================================

   The accompanying notes are an integral part of these financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)


-----------------------------------------------------------------------------------------------
                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                         1996           1995              1996           1995
-----------------------------------------------------------------------------------------------
Revenue                                $302,646       $306,588          $704,894       $638,545
Cost of revenue                         261,830        266,039           620,218        554,580
                                       --------------------------------------------------------
  GROSS PROFIT                           40,816         40,549            84,676         83,965

General and administrative expenses      17,221         20,334            49,486         50,302
                                       --------------------------------------------------------
  OPERATING PROFIT                       23,595         20,215            35,190         33,663
-----------------------------------------------------------------------------------------------
Other income (expense)
 Interest income                          1,698          1,794             5,070          4,523
 Interest expense                        (1,156)        (1,046)           (2,934)        (2,486)
 Gain on sales of property
  and equipment                             306            387             2,466            909
 Other, net                                (163)          (172)             (195)          (493)
                                       --------------------------------------------------------
                                            685            963             4,407          2,453
-----------------------------------------------------------------------------------------------
  INCOME BEFORE PROVISION
     FOR INCOME TAXES                    24,280         21,178            39,597         36,116

Provision for income taxes                9,227          7,984            15,047         13,362
-----------------------------------------------------------------------------------------------
  NET INCOME                           $ 15,053       $ 13,194          $ 24,550       $ 22,754
===============================================================================================

Net income per share                   $   0.83       $   0.74          $   1.36       $   1.28

Weighted average shares
   of common stock                       18,069         17,879            18,033         17,784

Dividends per share                    $   0.06       $   0.05          $   0.31       $   0.23
===============================================================================================

The accompanying notes are an integral part of these financial statements.

                       GRANITE CONSTRUCTION INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (UNAUDITED- IN THOUSANDS, EXCEPT PER SHARE DATA)


-------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30,                                       1996           1995
-------------------------------------------------------------------------------------------
Operating Activities
   Net income                                                      $ 24,550        $ 22,754
   Add (deduct) noncash items included in net income:
     Depreciation, depletion and amortization                        27,883          23,167
     Gain on sales of property and equipment                         (2,466)           (909)
     Decrease in unearned compensation                                1,475           1,168
   Cash provided by (used in):
     Accounts and notes receivable                                  (38,152)        (56,504)
     Inventories                                                     (3,658)            (80)
     Equity in joint ventures                                        (5,058)          2,389
     Other assets                                                    (1,920)            980
     Accounts payable                                                12,848          16,836
     Billings in excess of costs and estimated earnings, net            915          23,331
     Accrued expenses                                                17,661           9,929
                                                                   ------------------------
           Net cash provided by operating activities                 34,078          43,061
-------------------------------------------------------------------------------------------
Investing Activities
   Additions to property and equipment                              (38,965)        (27,262)
   Proceeds from sales of property and equipment                      7,298           2,063
   Additions to notes receivable                                       (639)         (1,334)
   Repayments of notes receivable                                       535           1,487
   Acquisition of Gibbons Company, net of cash acquired                --            (1,280)
   Additions to investments and other assets                         (1,038)         (3,249)
   Purchases of short-term investments                              (30,439)        (25,961)
   Maturities of short-term investments                              52,649          31,874
                                                                   ------------------------
           Net cash used by investing activities                    (10,599)        (23,662)
-------------------------------------------------------------------------------------------
Financing Activities
   Additions to long-term debt                                        7,000            --
   Repayments of long-term debt                                      (9,058)         (2,667)
   Employee stock options exercised                                     615             703
   Purchase of treasury stock                                          (526)           --
   Dividends paid                                                    (5,479)         (3,850)
                                                                   ------------------------
           Net cash used by financing activities                     (7,448)         (5,814)
-------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                16,031          13,585

Cash and cash equivalents at beginning of period                     22,410          17,649
                                                                   ------------------------
Cash and cash equivalents at end of period                         $ 38,441        $ 31,234
===========================================================================================
Supplementary Information Cash paid during the year for:
     Interest                                                      $  2,934        $  2,486
     Income taxes                                                     2,950           7,858

   Noncash investing and financing activity:
     Financed acquisition of Gibbons Company                       $      -        $ 31,750
===========================================================================================

The accompanying notes are an integral part of these financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


1. BASIS OF PRESENTATION: The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position at September 30, 1996 and the results of operations and cash flows for the periods presented. The December 31, 1995 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         Interim results are subject to significant seasonal variations and the results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2.       SHORT-TERM INVESTMENTS:

                                                 Held-To-Maturity                                 Held-To-Maturity
                                                September 30, 1996                                December 31, 1995
                                                   (Unaudited)

                                    Carrying  Unrealized Unrealized    Fair         Carrying   Unrealized  Unrealized    Fair
                                      Value     Gains       Losses    Value            Value      Gains      Losses     Value
                                   --------------------------------------------     ---------------------------------------------
U.S. Government and Agency
   Obligations                      $   -      $    -      $   -      $    -         $ 8,938      $6         $   -     $ 8,944
Commercial Paper                        -           -          -           -          10,897       3            (6)     10,894
Municipal Bonds                     6,017           -          -       6,017           2,012       4             -       2,016
Foreign Banker's Acceptances        2,982           -          -       2,982           8,703       2             -       8,705
Domestic Banker's Acceptances           -           -          -           -           1,996       4             -       2,000
                                   --------------------------------------------     ---------------------------------------------
                                    8,999           -          -       8,999          32,546      19            (6)     32,559
                                   --------------------------------------------     ---------------------------------------------


                                                Available-For-Sale                               Available-For-Sale
                                                September 30, 1996                                December 31, 1995
                                                   (Unaudited)

                                    Carrying  Unrealized Unrealized    Fair         Carrying   Unrealized  Unrealized    Fair
                                      Value     Gains       Losses    Value            Value      Gains      Losses     Value
                                   --------------------------------------------     ---------------------------------------------
U.S. Government and Agency
   Obligations                       10,360        4           (43)     10,321          4,859        45          -         4,904
Municipal Bonds                       3,013       13             -       3,026          5,226        74        (32)        5,268
Domestic Banker's Acceptances             -        -             -           -          1,951        13          -         1,964
                                   --------------------------------------------     ---------------------------------------------
                                     13,373       17           (43)     13,347         12,036       132        (32)       12,136
                                   --------------------------------------------     ---------------------------------------------
Total Short-Term  Investments       $22,372      $17          $(43)    $22,346        $44,582     $151        $(38)      $44,695
                                   ============================================     =============================================

                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


2.       SHORT-TERM INVESTMENTS, CONTINUED:

         There were no sales of investments classified as available-for-sale for the nine months ended September 30, 1996. At September 30, 1996, scheduled maturities of investments are as follows (unaudited):

-------------------------------------------------------------------------------------------------
                                         Held-To-            Available-
                                         Maturity            For-Sale              Total

-------------------------------------------------------------------------------------------------
Within one year                               $8,999             $10,360              $19,359
After one year through five years                  -               3,013                3,013
-------------------------------------------------------------------------------------------------
                                              $8,999             $13,373              $22,372
=================================================================================================

         For the nine months ended September 30, 1996 and 1995, purchases and maturities of short-term investments were as follows:

                  -------------------------------------------    -------------------------------------------
                               Nine Months Ended                              Nine Months Ended
                              September 30, 1996                              September 30, 1995

                                  (Unaudited)                                    (Unaudited)
                     Held-To-      Available       Total            Held-To-      Available       Total
                     Maturity      For Sale                         Maturity      For Sale
                  -------------------------------------------    -------------------------------------------
Purchases             $21,122      $ 9,317       $30,439            $17,393        $ 8,568      $25,961
Maturities             40,300       12,349        52,649             21,900          9,974       31,874
                  -------------------------------------------    -------------------------------------------
Net change           $(19,178)     $(3,032)     $(22,210)          $ (4,507)       $(1,406)     $(5,913)
                  ===========================================    ===========================================

3.       ACCOUNTS RECEIVABLE:


                                               SEPTEMBER 30,        DECEMBER 31,
                                                   1996                 1995
                                               ---------------------------------
                                               (UNAUDITED)
Construction contracts
   Completed and in progress                    $ 113,068             $81,240
   Retentions                                      43,273              41,777
                                               ---------------------------------
                                                  156,341             123,017
Construction material sales                        16,255              12,380
Other                                               5,356               7,556
                                               ---------------------------------
                                                  177,952             142,953
Less allowance for doubtful accounts                  719                 898
                                               ---------------------------------
                                                $ 177,233            $142,055
                                               =================================

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

5. EQUITY IN JOINT VENTURES: The Company participates in various construction joint venture partnerships. Generally, each construction joint venture is formed to accomplish a specific project and is dissolved upon completion of the project. The combined assets, liabilities and net assets of these ventures are as follows:

---------------------------------------------------------------------------------------------------
                                                                 SEPTEMBER 30,        December 31,
                                                                     1996                 1995
---------------------------------------------------------------------------------------------------
                                                                (UNAUDITED)
Assets
   Total                                                           $ 74,706            $125,019
   Less other venturers' interest                                    52,294              87,513
---------------------------------------------------------------------------------------------------
  Company's interest                                                 22,412              37,506
---------------------------------------------------------------------------------------------------
Liabilities
   Total                                                             57,147             124,319
   Less other venturers' interest                                    40,003              87,023
---------------------------------------------------------------------------------------------------
   Company's interest                                                17,144              37,296
---------------------------------------------------------------------------------------------------
                                                                   $  5,268            $    210
===================================================================================================

6. PROPERTY AND EQUIPMENT:

                                                    SEPTEMBER 30,         December 31,
                                                        1996                  1995
                                               ---------------------------------------
                                                    (UNAUDITED)
Land                                                   $ 24,315           $ 14,019
Quarry property                                          25,640             35,194
Buildings and leasehold improvements                     12,973             11,657
Equipment and vehicles                                  384,783            361,676
Office furniture and equipment                            5,369              4,570
                                               ---------------------------------------
                                                        453,080            427,116
Less accumulated depreciation,
  depletion and amortization                            272,278            251,896
                                               ---------------------------------------
                                                       $180,802           $175,220
                                               =======================================

                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

                                                     SEPTEMBER 30,       December 31,
                                                        1996                 1995
                                               ---------------------------------------
                                                      (UNAUDITED)
Payroll and related employee benefits                   $21,816            $21,371
Accrued insurance                                        23,210             19,957
Income taxes payable                                     15,807              2,425
Other                                                    12,362             11,588
                                               ---------------------------------------
                                                        $73,195            $55,341
                                               =======================================

8. STOCKHOLDERS' EQUITY: Under the terms of the Company's 1990 Omnibus Stock and Incentive Plan, 209,697 shares of restricted common stock were issued and 116,837 shares vested during the nine months ended September 30, 1996. Unearned compensation is amortized over the restriction periods. Compensation expense related to restricted shares was $491 and $389 for the three months ended and $1,475 and $1,168 for the nine months ended September 30, 1996 and 1995, respectively. During 1996, the Company purchased, in satisfaction of certain officers' income tax liabilities related to the maturation of restricted stock issues, 27,608 shares which are classified as treasury stock.

         During the nine months ended September 30, 1996, employee stock options for 54,950 shares at $11.34 per share were exercised.

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

This discussion and analysis of financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements about future federal, state and local spending levels, pending state and federal legislation and future public and private bidding opportunities. Actual results could differ materially from those discussed in the forward-looking statements.

RESULTS OF OPERATIONS

Revenue for the quarter ended September 30, 1996 was $302.7 million, bringing the nine month total to $704.9 million, a decrease of $3.9 million for the quarter, or 1.3%, and an increase $66.4 million for the nine months, or 10.4%, over the same periods last year.

                            REVENUE BY MARKET SECTOR
                        NINE MONTHS ENDED SEPTEMBER 30,
                                  (IN MILLIONS)

                            1996              1995
                           $     %           $     %
                           -     -           -     -
       Public            503.6  71.5%      494.1  77.4%
       Private           132.7  18.8%       79.6  12.5%
       Materials          68.6   9.7%       64.8  10.1%
                         ------------------------------
                         704.9 100.0%      638.5 100.0%
                         ==============================

For the nine months ended September 30, 1996, revenue from public sector contracts increased $9.5 million to $503.6 million, or 71.5% of total revenue, from $494.1 million, or 77.4% of total revenue in 1995. Revenue from private sector contracts of $132.7 million, or 18.8% of total revenue, was up $53.1 million from the nine months ended September 30, 1995 level of $79.6 million, or 12.5% of total revenue. Revenue in the Company's primary geographical area, California, decreased to $375.6 million from $378.4 million last year and decreased as a percent of total revenue to 53.3% from 59.3%.

Backlog at September 30, 1996 was $715.7 million, a $158.5 million increase from September 30, 1995 and a $125.6 million increase from December 31, 1995. New awards for the quarter totaled $382.5 million.

Major awards for the quarter include a $68.9 million interest in a joint venture with Kiewit Pacific Company to build a dam embankment in Southern California, a $51.6 million highway project in Florida, a $19.7 million highway widening near Dallas, Texas, an $18.1 million project on I-4 near Tampa, Florida, and an $18.1 million highway project in Georgia.

                               AWARDS AND BACKLOG
                                 END OF PERIOD
                                 (IN MILLIONS)

                         AWARDS      BACKLOG
       1992

       Q1              $  62.4     $ 286.4
       Q2                177.2       333.6
       Q3                169.8       316.7
       Q4                 62.1       245.2

       1993

       Q1                319.6       487.3
       Q2                157.4       501.9
       Q3                325.2       643.4
       Q4                182.7       659.7

       1994

       Q1                111.8       664.7
       Q2                149.0       640.1
       Q3                194.9       594.9
       Q4                128.2       550.2

       1995

       Q1                199.5       644.4
       Q2                302.9       720.6
       Q3                143.1       557.2
       Q4                289.2       590.1

       1996

       Q1                188.0       624.3
       Q2                259.9       635.8
       Q3                382.5       715.7

While the public sector backlog increased in total dollars from December 31, 1995, as a percent of total it remained approximately the same. The private sector backlog represents an increase of $15.3 million over December 31, 1995 and an increase of $43.3 million from September 30, 1995.

                            BACKLOG BY MARKET SECTOR
                                  ($ MILLIONS)

                         September 30, 1996      December 31, 1995
                            $     %                   $     %
                            -     -                   -     -
        Public            634.7  88.7%              524.4  88.9%
        Private            81.0  11.3%               65.7  11.1%
                         -----------------------------------------
                          715.7 100.0%              590.1 100.0%
                         =========================================

Gross profit for the quarter ended September 30, 1996 was $40.8 million, or 13.5% of revenue, as compared to $40.5 million, or 13.2% of revenue, for 1995. The nine month gross profit increased $0.7 million to $84.7 million, or 12.0% of revenue versus $84.0 million or 13.1% in 1995.

General and administrative expenses for the three months ended September 30, 1996 decreased $3.1 million to $17.2 million, or 5.7% of revenue, as compared to 6.6% of revenue for the same quarter of 1995. This decrease primarily relates to lower costs in the branch division associated with regionalization efforts and the absence of a $1.5 million write-off the Company took in 1995 associated with a lease abandonment. For the nine months, general and administrative expenses decreased $0.8 million to $49.5 million and went down as a percent of revenue to 7.0% versus 7.9% last year.

Other income decreased $0.3 million for the quarter but increased $2.0 million for the nine months ended September 30, 1996 primarily reflecting the Company's share of gains on sales of surplus equipment in joint ventures in the second quarter.

                            SEASONALITY OF BUSINESS
                       REVENUE AND NET INCOME BY QUARTER
                                 ($ MILLIONS)

                                                  NET
                                     REVENUE     INCOME
                                     -------     ------
             1992

             Q1                     $ 68.0       $(3.9)
             Q2                      130.0         2.8
             Q3                      186.7         4.3
             Q4                      133.6         0.7

             1993

             Q1                       77.5        (4.2)
             Q2                      142.9         -
             Q3                      183.6         5.8
             Q4                      166.4         2.9

             1994

             Q1                      106.7        (2.1)
             Q2                      173.6         4.6
             Q3                      240.2        13.6
             Q4                      172.9         3.3

             1995

             Q1                      105.3         1.2
             Q2                      226.7         8.3
             Q3                      306.6        13.2
             Q4                      256.2         5.8

             1996

             Q1                      153.7         0.4
             Q2                      248.5         9.1
             Q3                      302.7        15.1

Net income for the quarter ended September 30, 1996 was $15.1 million, or $0.83 per share, an increase of $1.9 million or $0.09 per share from the quarter ended September 30, 1995 net income of $13.2 million, or $0.74 per share. The 14.1% increase in net income is attributable to the successful execution of work and the recognition of earnings on major projects that reached the 25% stage of completion during the quarter. For the nine months, net income was $24.6 million, or $1.36 per share, a $1.8 million, or $0.08 per share increase from the prior year net income of $22.8 million, or $1.28 per share (as adjusted for a three for two stock split effective April 19, 1996). (See Note 12 of the Notes to the Condensed Consolidated Financial Statements).

OUTLOOK

In the wake of the November elections, there were a number of outcomes at the federal, state and local level which could provide positive implications for the Company in the long-term.

At the federal level, we believe that by reelecting President Clinton and keeping the Republicans in control of Congress, there may be another opportunity to transfer 4.3 cents of the federal gasoline tax currently being used for deficit reduction to the highway trust as well as taking the highway trust funds out of the federal unified budget, providing the potential for increased highway expenditures.

At the state level, voters in California approved Proposition 204, which provides $1.1 billion to restore and recharge the Sacramento Delta and the San Francisco Bay. There will be a number of water-related projects that will accompany this effort, especially in the area of water treatment. Also in California, voters approved Proposition 209, the California Civil Rights Initiative, which would, among other things, put an end to minority and women-owned businesses from receiving preferential treatment in state contracting. As expected, the enactment of Proposition 209 has been challenged in court. It is unclear at this point in time what effect, if any, Prop. 209 will have on our business in California, as most projects contracted with the state contain Federal funding which would not be affected by its passage.

At the local level, voters in Santa Clara County, California approved two measures that could remove the current obstacles for increasing county sales tax for transportation improvements. Measure A detailed specific projects that voters "advised" county supervisors to undertake if any additional sales tax monies were made available. Measure B raised the general sales tax by one-half cent. The measures, in tandem, were designed to get around the stipulations of Propositions 13 and 62 which require that any special tax, like one raised for the specific purpose of transportation improvement, be approved by a two-thirds majority. Raising the general sales tax requires only a simple majority to pass. Measures A and B may serve as precedents for seventeen other California counties looking to renew their sales tax-based transportation improvement programs. It is widely anticipated, however, that these measures will be challenged in court.

Turning to the private sector, we would expect to see continued improvement as economists expect California to lead the rest of the U.S. in job and economic growth. Economic activity continues to be robust in the mountain states, all of which should beget ample bidding opportunities for commercial/residential site development projects. It should be noted, however, that the real estate sector of the economy, which has historically led the state out of recession, is actually lagging the recovery at this time.

The bidding outlook going forward is very bright, especially in our Heavy Construction Division, where as part of joint ventures we are currently estimating two projects valued at approximately $1 billion each, and three other projects valued in excess of $100 million each. As we have stated in the past, this high level of bidding activity reflects the strong public funding now available from federal, state and local sources.

LIQUIDITY AND CAPITAL RESOURCES

-------------------------------------------------------------------------------
DOLLARS IN THOUSANDS                                  1996            1995
-------------------------------------------------------------------------------
Cash and cash equivalents, September 30            $ 38,441        $ 31,234
Net cash provided (used) by:
      Operating activities                           34,078          43,061
      Investing activities                          (10,599)        (23,662)
      Financing activities                          (7,448)          (5,814)
-------------------------------------------------------------------------------

Cash provided by operating activities of $34.1 million for the nine months ended September 30, 1996 represents a $9.0 million decrease from the 1995 amount for the same period. The decrease primarily reflects the change to equity in construction joint ventures and net cash provided from the performance of contracts. Changes in cash provided from operations reflect seasonal variations based on the amount and progress of work being performed.

Cash used by investing activities in 1996 improved $13.1 million primarily reflecting a $16.3 million increase in net maturities of short-term investments and $5.2 million additional proceeds in sales of property and equipment offset by an $11.7 million increase in cash used to purchase property and equipment.

Cash used in financing activities decreased $1.6 million primarily reflecting the increase of $1.6 million in dividends paid in 1996 due to the increased quarterly dividend and special dividend declared in the first quarter of 1996. Repayments of long-term debt increased $6.4 million and were offset by borrowings of $7.0 million.

The Company's current borrowing capacity under its restated revolving line of credit is $50 million of which $32.5 million was available on September 30, 1996. The Company believes that its current cash balances combined with cash flows from operations and cash available under its revolving credit agreements will be sufficient to meet its operating needs, anticipated capital expenditure plans and other financial commitments at least through 1996.

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

                                       GRANITE CONSTRUCTION INCORPORATED




                                       By:  /s/ William E. Barton
                                         --------------------------------------
Date:  November 14, 1996                   William E. Barton
                                           Vice President and Chief Financial
                                             Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER       DESCRIPTION                                      PAGE
  11         Computation of Net Income per
             Common and Common Equivalent
             Share..............................................19