Form 10-K
period 1996-12-31
GRANITE CONSTRUCTION INC
filed 1997-03-27
CIK 861459

                            Washington, D.C.  20549
                            -----------------------
                                   FORM 10-K

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

           For the Year Ended               Commission File Number
           December 31, 1996                        0-17124

                       GRANITE CONSTRUCTION INCORPORATED
             (Exact name of registrant as specified in its charter)

                Delaware                          77-0239383
        (State of incorporation)               (I.R.S. Employer
                                            Identification Number)

                             585 West Beach Street
                         Watsonville, California  95076
                    (Address of principal executive offices)
                           Telephone:  (408) 724-1011

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, par value $0.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X      No
                                   ----       ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.     X
                  -----

The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $211,488,200 as of March 20, 1997 based upon the average of the high and low sales prices per share of the registrant's Common Stock as reported on the NASDAQ National Market System on such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

At March 20, 1997, 18,111,784 shares of Common Stock, par value $0.01 of the registrant were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

                     Documents                                                       Form 10-K Reference
                     ---------                                                       -------------------
Proxy Statement for the Annual Meeting of Stockholders on May 19, 1997               Part III, Items 10-13


This report, including all exhibits and attachments, contains 197 pages.  The exhibit index is on pages 23-24.

                               TABLE OF CONTENTS

                                                                                                                            Page
                                                                                                                            No.
                                                                                                                           -----
PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
     Item 1.   BUSINESS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
     Item 2.   PROPERTIES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
     Item 3.   LEGAL PROCEEDINGS    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
     Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
     Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
     Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
     Item 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA   . . . . . . . . . . . . . . . . . . . . . . . . .  18
     Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES  . . . . . . . . . . .  18

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
     Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
     Item 11.  EXECUTIVE COMPENSATION   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
     Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   . . . . . . . . . . . . . . . . . . . . . .  19
     Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . .  20

                                     PART I

ITEM 1.   BUSINESS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the changes in the composition of applicable federal and state legislation appropriation committees; federal and state appropriation changes for infrastructure spending; the general state of the economy; competition and pricing pressures; state referendums and initiatives; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

INTRODUCTION

     Granite Construction Incorporated, the "Company", is one of the largest heavy civil construction contractors in the United States. Granite operates throughout the United States, focusing primarily in the west, southwest and southeast and serves both public and private sector clients. Within the public sector, the Company concentrates on infrastructure projects, including the construction of roads, highways, bridges, dams, tunnels, canals, mass transit facilities and airports. Within the private sector, the Company performs site preparation services for buildings, plants, subdivisions and other facilities. Granite's participation in both the public and private sectors and its diverse mix of project types and sizes have contributed to the Company's revenue growth and profitability in various economic environments.

     Granite also owns and leases substantial aggregate reserves and owns 108 construction materials processing plants and one of the largest heavy construction contractor equipment fleets in the United States. The Company believes that the ownership of these assets enables it to compete more effectively by ensuring availability of these resources at a favorable cost.

     Granite operates primarily through its wholly owned subsidiary, Granite Construction Company. In addition, other minor wholly-owned subsidiaries are G.G.&R., Inc. and Desert Aggregates Inc., incorporated in Utah and California, respectively, and there are four wholly-owned, non-operating subsidiaries.

RECENT DEVELOPMENT

     At year-end 1996, the Company initiated the purchase of a 30% minority interest in T.I.C. Holdings Inc. ("TIC") as part of its diversification strategy (See Business Strategy). The transaction included a 10% ownership interest acquired directly from the corporation on December 30, 1996 and a yet to be completed 20% ownership interest to be acquired through a tender offer to the TIC employee stockholders once the 1996 TIC audited financial statements are complete and a price determined. The acquisition is expected to be completed in the second quarter of 1997.

     TIC, founded in 1974, is one of the leading merit shop, general heavy industrial contractors in the U.S. The company is ranked in both the Top 20 industrial and power marketplaces by Engineering News-Record Magazine. TIC performs all major disciplines including civil, structural steel erection, heavy mechanical, process piping and electrical/instrumentation. TIC has offices in Colorado, Georgia, California, Texas, Louisiana, Kansas, Nevada, Oregon and Wyoming.

     TIC operates both nationally and internationally. The Company had annual revenues of $467 million in 1995. By market sector, 59% of its 1995 revenue came from industrial/petrochemical projects, 23% from power-related projects, 16% from water/sewer/wastewater projects and the remaining 2% derived from transportation-related work. The Company employs over 4,000 people nationwide.

OPERATING STRUCTURE

     The principal operating company, Granite Construction Company, is organized into two operating divisions. The Branch Division is comprised of branch offices which serve local markets, while the Heavy Construction Division pursues major infrastructure projects throughout the nation. The Heavy Construction Division ("HCD") generally has large heavy civil projects with contract amounts in excess of $15 million and contract durations greater than two years, while the Branch Division projects are typically smaller in size and shorter in duration.

     The two divisions complement each other in a variety of ways. The Heavy Construction Division is a major user of large construction equipment and employs sophisticated techniques on complex projects. The branches draw on these resources which are generally not available to smaller, local competitors. Conversely, the Branch Division has greater knowledge of local markets and provides the Heavy Construction Division with valuable information regarding larger projects in the branches' areas. The two divisions sometimes jointly perform projects when a project in a particular region exceeds the local branch's capabilities.

     As decentralized profit centers, the branch offices and the Heavy Construction Division independently estimate, bid and complete contracts. Both divisions are supported by centralized functions, including finance, accounting, tax, human resources, labor relations, safety, legal, insurance, surety and management information services. The Company believes that centralized support for decentralized profit centers results in a more market responsive business with effective controls and reduced overhead.

     In addition to cost and profitability estimates, Granite considers several factors when determining whether to bid on a project, including the client, the geographic location, Granite's competitive advantages and disadvantages relative to likely competitors for the project, current and projected workload, and the likelihood of follow-up work. Both operating divisions use a proprietary computer-based project estimating system which reflects Granite's significant accumulated experience. Granite believes that an exhaustive, detailed approach to a project's estimate and bid is important in order to best identify the project's risks and opportunities. The Company's estimates are comprehensive in nature, sometimes totaling hundreds of pages of analysis.
Each project is broken into phases and line items, for which separate labor, equipment and material estimates are made. Once a project begins, the estimate provides Granite with a budget against which actual project cost is regularly measured, enabling Granite to manage its projects more effectively.

     The Branch Division. In 1996, Branch Division contract revenue and sales of aggregate products were $715.6 million (77% of Company revenue) as compared with $676.0 million (76% of Company revenue) in 1995. The Branch Division has both public and private sector clients. Public sector activities include both new construction and improvement of streets, roads, highways and bridges. For example, the branches widen and repave roads and modify and replace bridges. Major private sector contracts include site preparation for housing, including excavation, grading and street paving, and installation of curbs, gutters, sidewalks and underground utilities.

     The Company currently has 11 branch offices with 9 satellite operations. The Company's branch offices in California are located in Bakersfield, Hanford, Monterey Bay Area, Palm Springs (Southern California Region), Sacramento, San Jose, Santa Barbara and Stockton. The Company's branch offices outside of
California are located in Arizona, Nevada and Utah.   Each branch effectively
operates as a local or regional construction company and its management is encouraged to participate actively in the local community. While individual branch revenues vary from year to year, in 1996 these revenues ranged from $22 million to $118 million.

     As part of the Company's strategy, many of Granite's branches mine aggregates and operate plants which process aggregates into construction materials for internal use and for sale to others. These activities provide both a source of profits and a competitive advantage to the Company's
construction business.   More than half of the aggregate products are used in
the Company's construction projects. The remainder is sold to unaffiliated parties and accounted for $93.5 million of revenue in 1996, representing 10.1% of the Company's total 1996 revenue. The Company has significant aggregate reserves which it has acquired by ownership in fee or through long-term leases. It is the Company's objective to continue to own or lease adequate aggregate reserves.

     Heavy Construction Division. In 1996, revenue from HCD was $213.2 million (23% of Company revenue) as compared with $218.8 million (24% of Company revenue) in 1995. HCD projects are usually larger and more complex than those performed by the Branch Division. The Division has completed projects throughout the nation, including mass transit projects in the metropolitan areas of Atlanta, Baltimore, Los Angeles, San Francisco and Washington, D.C., and 27 major dam and tunnel projects in eight states.

     HCD builds infrastructure projects, including major highways, large dams, mass transit facilities, bridges, pipelines, canals, tunnels, waterway locks and dams, and airport runways, and has engaged in contract mine stripping and reclamation and large site preparation. It also performs activities such as demolition, clearing, excavation, dewatering, drainage, embankment fill, structural concrete, concrete and asphalt paving, and tunneling.

     The Division markets, estimates, bids and provides management overview of its projects from its Watsonville headquarters and satellite estimating offices in Texas and Georgia. Project staffs located at jobsites have the managerial, technical, and clerical capacity to meet on-site project management requirements. HCD has the ability, if appropriate, to process locally sourced aggregates into construction materials using its own portable crushing, concrete and asphalt processing plants.

     HCD participates in joint ventures with other large construction companies from time to time. Joint ventures are used for large, technically complex projects where it is desirable to share risk and resources. Joint ventures provide independently prepared estimates, and shared financing, equipment and expertise.

     Privatization as a new market sector for the Division has emerged as the Company pioneers the use of public/private partnerships to fund the construction of public infrastructure projects which are not supported by traditional tax-based revenue sources. Two such projects have been successfully completed - in 1996, the joint venture to build the San Joaquin Hills Transportation Corridor and, in 1995, the SR91 tollroad project. The Company continues its participation in the SR91 project as an investor in the partnership that will operate the tollroad under a 35 year franchise agreement with the State of California. The Division continues to pursue opportunities to bid in the privatization market.

BUSINESS STRATEGY

     Granite's fundamental objective is to increase long-term shareholder value with an emphasis on profitability and revenue growth and stability. It is measured with the appreciation of the value of Granite stock over a period of years, and to a minor degree, a return from dividends. Further, it is a specific measure of the Company's financial success to achieve a Return on Net Assets ("RONA") greater than the cost of capital, creating "Granite Value Added". To accomplish this objective, Granite employs the following strategies:

     Heavy/Highway Construction Focus - Granite concentrates on selected facets of the construction industry: the building of roads, highways, bridges, dams and tunnels, mass transit facilities and site preparation. This focus emphasizes the Company's specialized strengths which include earth moving, paving and concrete structures.

     Selective Bidding - Granite carefully selects projects to bid which it believes offer an opportunity to meet the Company's profitability objectives.

     Diversification - Granite pursues projects (i) in both the public and private sectors; (ii) for a wide range of customers within each sector (from the federal government to small municipalities and from large corporations to individual home owners); (iii) in diverse geographic markets; (iv) of various sizes, durations and complexity; and (v) in the heavy industrial market segment in conformity with the above diversification strategies.

     Decentralized Profit Centers - Granite positions itself to be responsive to changes in its markets through its decentralized structure. Each of Granite's branches and the Heavy Construction Division are individual profit centers.

     Management Incentives - The Company compensates its profit center managers with lower-than-market fixed salaries coupled with a substantial variable cash and restricted stock incentive element based on the annual profit performance of their respective profit centers.

     Ownership of Material and Equipment Assets - Granite owns aggregate reserves and processing plants and maintains a fleet of heavy construction equipment to compete more effectively by ensuring availability of these resources at favorable cost.

     Controlled Expansion - The Company intends to continue its geographic expansion by selectively adding branches in the western United States, by pursuing major infrastructure projects throughout the nation and expanding into other construction market segments through acquisitions.

     Accident Prevention - Granite believes that the prevention of accidents is both a moral obligation and good business. By identifying potential accidental losses and preventing them the Company continues to significantly reduce the costs associated with accidents.

     Environmental Affairs - Granite believes it benefits all parties to maintain environmentally responsible operations. The Company is committed to effective air quality control measures and reclamation at its plant sites and to waste reduction and recycling of the environmentally sensitive products used in its operations.

     Quality and High Ethical Standards - Granite emphasizes the importance of performing high quality work and maintaining high ethical standards.

CUSTOMERS

     The Company has customers in both the public and private sectors. The Branch Division's principal customers are state departments of transportation in California, Arizona, Nevada and Utah. In 1996, contracts with the California Department of Transportation represented 11.2% of the Company's revenue. Other Branch Division clients include county and city public works departments and developers and owners of industrial, commercial and residential sites. The principal clients of the Heavy Construction Division are in the public sector and currently include the U.S. Army Corps of Engineers, the U.S. Bureau of Reclamation, the State Departments of Highways and Public Transportation in Texas, Georgia and Florida and the Transportation Corridor Agencies (See Note 10 of Notes to Consolidated Financial Statements).

     A breakdown of the Company's revenues for the last three years by market sector is as follows (in thousands):

                                        1996                         1995                        1994
                                 -------------------         --------------------        --------------------
                                  AMOUNT     PERCENT          AMOUNT      PERCENT          AMOUNT     PERCENT
                                 -------------------         --------------------        --------------------
 Contract revenues . . . . .
    Federal agencies . . . .     $  32,825     3.5%          $  53,018      5.9%          $  57,664     8.3%
    State agencies . . . . .       345,505    37.2             283,272     31.7             245,221    35.4
    Local public agencies  .       278,917    30.0             338,350     37.8             244,757    35.3
    Private sector . . . . .       178,053    19.2             129,028     14.4              87,067    12.6
 Construction materials             93,499    10.1              91,128     10.2              58,679     8.4
 sales . . . . . . . . . . .     -------------------         --------------------        --------------------
       Total . . . . . . . .      $928,799   100.0%           $894,796    100.0%           $693,388   100.0%
                                 ===================         =====================       =====================

BACKLOG

     The Company's backlog (anticipated revenue from uncompleted portions of existing contracts) was $597.9 million at December 31, 1996, up from $590.1 million at December 31, 1995. The Company's backlog was $550.2 million at the end of 1994, and $659.7 million at the end of 1993. Approximately $180 million of the December 31, 1996 backlog will remain at December 31, 1997. The Company includes a construction project in its backlog at such time as a contract is awarded or a firm letter of commitment is obtained. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations".)
The Company believes the backlog figures are firm, subject only to the cancellation and modification provisions contained in various contracts. Substantially all of the contracts in the backlog may be canceled or modified at the election of the client. However, the Company has not been materially adversely affected by contract cancellations or modifications in the past.
(See "Business-Contract Provisions and Subcontracting.") A substantial percentage of the Company's anticipated revenue in any year is not reflected in its backlog at the start of the year due to the short duration of smaller Branch Division projects that are initiated and completed during such year ("Turn Business"). The following is a breakdown of backlog as of December 31, 1996 (in millions):

                                                      1996                    1995                     1994
                                               -------------------    ---------------------    --------------------
                                               AMOUNT      PERCENT      AMOUNT     PERCENT      AMOUNT      PERCENT
                                               -------------------    ---------------------    --------------------
 By Geographic Area:
       California  . . . . . . . . . . .        $247.5       41.4%      $227.9       38.6%      $320.8        58.3%
       West  . . . . . . . . . . . . . .          72.6       12.1         79.2       13.4         83.1        15.1
       Southeast . . . . . . . . . . . .         277.8       46.5        283.0       48.0        146.3        26.6
                                                ------------------      ------------------      -------------------
                                                $597.9      100.0%      $590.1      100.0%      $550.2       100.0%
                                                ==================      ==================      ===================
 By Market Sector:
       Federal government  . . . . . . .        $ 28.7        4.8%     $ 17.5         3.0%      $ 49.7         9.0%
       State agencies  . . . . . . . . .         374.8       62.7       354.3        60.0        240.9        43.8
       Local public agencies . . . . . .         123.0       20.6       152.6        25.9        245.3        44.6
       Private companies . . . . . . . .          71.4       11.9        65.7        11.1         14.3         2.6
                                                ------------------      ------------------      -------------------
                                                $597.9      100.0%     $590.1       100.0%      $550.2       100.0%
                                                ==================      ==================      ===================

EQUIPMENT

     The Company purchases and maintains many pieces of equipment, including cranes, bulldozers, scrapers, graders, loaders, trucks, pavers, rollers, and construction materials processing plants. In 1996 and 1995, the Company spent approximately $40.3 million and $35.4 million, respectively, for construction equipment, plants and vehicles. The breakdown of the Company's construction equipment, plants and vehicles at December 31, 1996 is as follows:

     Heavy construction equipment   . . . . . . . . . . .   1,936   units
     Trucks, truck-tractors and trailers and vehicles   .   2,842   units
     Aggregate crushing plants  . . . . . . . . . . . . .      38   plants
     Asphalt concrete plants  . . . . . . . . . . . . . .      43   plants
     Portland cement concrete batch plants  . . . . . . .      25   plants
     Thermal Soil Remediation Plants  . . . . . . . . . .       2   plants

     The Company believes that ownership of equipment is preferable to leasing because ownership ensures the equipment is available as needed and normally results in lower equipment costs. The Company attempts to keep its equipment as fully utilized as possible by pooling equipment for use by both the Branch Division and the Heavy Construction Division. From time to time, the Company leases or rents equipment on a short- term basis.

EMPLOYEES

     On December 31, 1996, Granite employed 931 salaried employees, who work in management, estimating and clerical capacities, and 2,344 hourly employees.
The total number of hourly personnel employed by the Company is subject to the volume of construction in progress. During 1996, the number of hourly employees ranged from 1,871 to 3,794 and averaged approximately 3,079. The Company is a party to craft collective bargaining agreements in many areas in which it is working.

     The Company believes its employees are its most valuable resource and that its workforce possesses a strong feeling of dedication to and pride in the Company. Among salaried and non-union hourly employees, this dedication is reinforced by 32% equity ownership through the Employee Stock Ownership Plan ("ESOP") and performance-based incentive compensation arrangements. The Company's 324 managerial and supervisory personnel have an average of 10 years of service with Granite.

COMPETITION

     Factors influencing the Company's competitiveness are price, reputation for quality, the availability of aggregate materials, machinery and equipment, financial strength, knowledge of local markets and conditions and estimating abilities. The Company believes that it competes favorably on the basis of the foregoing factors. Branch Division competitors range from small local construction companies to large regional construction companies. While the market areas of these competitors overlap with several of the markets served by the Company's branches, few, if any, compete in all of the Company's market areas. The Heavy Construction Division normally competes with large regional and national construction companies. Although the construction business is highly competitive, particularly for competitively bid projects in the public sector, the Company believes it is well positioned to compete effectively.

CONTRACT PROVISIONS AND SUBCONTRACTING

     The Company's revenue is substantially derived from contracts that are "fixed unit price" contracts under which the Company is committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete or cubic yards of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in the Company's unit cost over the unit price bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by the Company unless otherwise provided in the contract. The Company's contracts are obtained primarily through competitive bidding in response to advertisements by federal, state and local government agencies and private parties.

     All federal government contracts and many of the Company's other contracts provide for termination of the contract for the convenience of the party contracting with the Company. In addition, many of the Company's contracts are subject to certain completion schedule requirements with liquidated damages in the event schedules are not met. The Company has not been materially adversely affected by these provisions in the past.

     The Company acts as prime contractor on most of the construction projects it undertakes. The Company accomplishes the majority of its projects with its own resources and subcontracts specialized activities such as electrical and mechanical work. As prime contractor, the Company is responsible for the performance of the entire contract, including subcontract work. Thus, the Company is subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated. The Company generally requires its subcontractors to furnish bonds guaranteeing their performance. Affirmative action regulations require the Company to use its best efforts to employ certain types of subcontractors for a specified portion (historically ranging up to 25%) of contract work done for governmental agencies. Some of these subcontractors may not be able to obtain surety bonds. The Company has not incurred any significant loss or liability on work performed by subcontractors to date.

INSURANCE AND BONDING

     The Company maintains general and excess liability, construction equipment, and workers' compensation insurance, all in amounts consistent with industry practices. Management believes its insurance programs are adequate.

     In connection with its business, the Company generally is required to provide various types of surety bonds guaranteeing its performance under certain public and private sector contracts. The Company's ability to obtain surety bonds depends upon its capitalization, working capital, past performance, management expertise and other factors. Surety companies consider such factors in light of the amount of surety bonds then outstanding for the Company and their current underwriting standards, which may change from time to time. The Company has been bonded by the same surety for more than 60 years and has never been refused a bond.

GOVERNMENT REGULATIONS

     The Company's operations are subject to compliance with regulatory requirements of federal, state and municipal agencies and authorities, including regulations concerning labor relations, affirmative action and the protection of the environment. While compliance with applicable regulatory requirements has not adversely affected the Company's operations in the past relative to its competitive position within its industry sector, there can be no assurance that these requirements will not change and that compliance will not adversely affect the Company's operations. In addition, the aggregate materials operations of the Company require operating permits granted by governmental agencies. The Company believes that tighter regulations for the protection of the environment and other factors will make it increasingly difficult to obtain new permits and renewal of existing permits may be subject to more restrictive conditions than currently exist.

ITEM 2.   PROPERTIES

     The Company owns and leases real property for use in its construction and aggregate mining and processing activities. The Company owns approximately 358,300 square feet of office and shop space and leases, pursuant to leases expiring in the year 2000, an additional 63,700 square feet of office and shop space. The Company owns approximately 7,650 acres of land of which 1,500 acres are unpermitted reserves available for future use and leases approximately 5,300 additional acres of land at sites in California, Nevada, Arizona and Utah. A majority of the land owned or leased by the Company is intended to serve as aggregate reserves. There are no encumbrances against owned property. The Company's leases for aggregate reserves generally limit the Company's interest in the reserves to the right to mine the reserves. These leases range from month-to-month leases to leases with expiration dates ranging from January 1997 to January 2038. The Company considers its available and future aggregate reserves adequate to meet operating needs. The company pursues a plan of acquiring new sources of aggregate reserves to replenish those depleted and to assure future growth.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is a party to a number of legal proceedings. The Company believes that the nature and number of these proceedings are typical for a construction firm of its size and scope and that none of these proceedings is material to the Company's financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company has not submitted any matters to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers of the Company are as follows:


                                 Age        Position
                                 ---        --------
     David H. Watts               58        President, Chief Executive Officer and Director
     William E. Barton            52        Vice President, Chief Financial Officer
     Patrick M. Costanzo          58        Senior Vice President and Manager, Heavy Construction Division
     William G. Dorey             52        Senior Vice President and Manager, Branch Division

     Granite Construction Incorporated was incorporated in Delaware in January, 1990 as the holding company for Granite Construction Company, which was incorporated in California in 1922. All dates of service for the executive officers of the registrant include the periods in which they served for Granite Construction Company.

     Mr. Watts joined the Company in 1987 as President and Chief Executive Officer and has served as a director since 1988. From 1984 until 1987, Mr. Watts served as President, Chief Executive Officer and a director of Ford, Bacon & Davis, Inc., an industrial engineering and construction firm. From 1965 until 1984, Mr. Watts was employed by an underwater services and construction firm in various capacities, including as President and Chief Operating Officer. He received a B.A. degree in economics from Cornell University in 1960.

     Mr. Barton has been an employee of the Company since 1980 and has served in various capacities, including Vice President and Chief Financial Officer since 1990, Controller in 1989, Treasurer in 1988 and Cash Manager from 1980 until 1988. He received a B.S. degree in accounting and finance from San Jose State University in 1967 and an M.B.A. degree from the University of Santa Clara in 1973.

     Mr. Costanzo has been an employee of the Company since 1970 and has served in various capacities, including Senior Vice President and Manager, Heavy Construction Division, since 1990, Vice President and Assistant Manager, Heavy Construction Division, from 1988 to 1989, and an Area or Project Manager with the Heavy Construction Division from 1972 to 1987. He received a B.S. degree in civil engineering from the University of Connecticut in 1960 and a M.S. degree in civil engineering from Stanford University in 1961.

     Mr. Dorey has been an employee of the Company since 1968 and has served in various capacities, including Senior Vice President and Manager, Branch Division since 1987, and as Vice President and Assistant Manager, Branch Division from 1983 to 1987. He received a B.S. degree in construction engineering from Arizona State University in 1967.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     The Company's Common stock is traded on the NASDAQ National Market System under the symbol GCCO. See Quarterly Results in Item 7 for a two-year summary of quarterly dividends and high and low closing sales prices of the Company's stock.

     The Company expects to pay a quarterly cash dividend of $0.06 plus a special dividend of $0.12 per share of Common Stock to stockholders of record as of March 31, 1997 payable on April 18, 1997 (See Note 12 of Notes to Consolidated Financial Statements). Declaration and payment of dividends is within the sole discretion of the Company's Board of Directors, subject to limitations imposed by Delaware law, and will depend on the Company's earnings, capital requirements and financial conditions and such other factors as the Board of Directors deems relevant. As of March 20, 1997 there were 18,111,784 shares of Common Stock outstanding held by approximately 322 stockholders of record of the Company.


ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The selected Operations and Balance Sheet data set forth below have been derived from Consolidated Financial Statements of the Company, which have been audited by Coopers & Lybrand L.L.P., independent accountants.

SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31,                                   1996         1995          1994          1993
                                                       -----------  ------------  ------------  ------------
OPERATING SUMMARY
  Revenue                                              $  928,799   $   894,796   $   693,388   $   570,379
  Gross profit                                            110,655       111,963        89,988        50,743
        As a percent of revenue                              11.9%         12.5%         13.0%          8.9%
  General and administrative expenses                      71,587        69,610        62,795        47,107
        As a percent of revenue                               7.7%          7.8%          9.1%          8.3%
  Income before cumulative effect of change
      in accounting principle *                            27,348        28,542        19,488         3,492
  Net income                                               27,348        28,542        19,488         4,492
        As a percent of revenue                               2.9%          3.2%          2.8%          0.8%

  Income per share before cumulative effect
      of change in accounting principle *                    1.51          1.60          1.10          0.20
  Net income per share                                 $     1.51   $      1.60   $      1.10   $      0.26
  Weighted average shares of common and
      common stock equivalents outstanding                 18,126        17,820        17,660        17,556
                                                       -----------  ------------  ------------  ------------

FINANCIAL POSITION SUMMARY
  Total assets                                         $  473,045   $   454,744   $   349,098   $   319,416
  Cash, cash equivalents and short-term
      investments                                          72,230        66,992        48,638        48,810
  Working capital                                          92,542        77,179        65,537        64,619
  Current maturities of long-term debt                     10,186        13,948        10,070        10,060
  Long-term debt                                           43,602        39,494        17,237        28,585
  Stockholders' equity                                    233,605       209,905       182,692       164,338

  Book value per share                                      12.89         11.74         10.37          9.37
  Dividends per share                                  $     0.37   $      0.29   $      0.13   $      0.13
  Common shares outstanding                                18,126        17,885        17,622        17,534
                                                       -----------  ------------  ------------  ------------

BACKLOG                                                $  597,876   $   590,075   $   550,166   $   659,738
                                                       -----------  ------------  ------------  ------------

YEARS ENDED DECEMBER 31,                                   1992          1991          1990          1989
                                                       -----------  ------------  ------------  ------------
OPERATING SUMMARY
  Revenue                                              $  518,312   $   564,060   $   557,996   $   504,084
  Gross profit                                             50,578        69,502        70,646        60,837
        As a percent of revenue                               9.8%         12.3%         12.7%         12.1%
  General and administrative expenses                      46,906        46,541        44,466        41,915
        As a percent of revenue                               9.0%          8.3%          8.0%          8.3%
  Income before cumulative effect of change
      in accounting principle *                             3,924        17,622        18,811        14,211
  Net income                                                3,924        17,622        18,811        14,211
        As a percent of revenue                               0.8%          3.1%          3.4%          2.8%

  Income per share before cumulative effect
      of change in accounting principle *                    0.22          1.01          1.13          0.95
  Net income per share                                 $     0.22   $      1.01   $      1.13   $      0.95
  Weighted average shares of common and
      common stock equivalents outstanding                 17,534        17,460        16,622        15,000
                                                       -----------  ------------  ------------  ------------

FINANCIAL POSITION SUMMARY
  Total assets                                         $  316,978   $   277,426   $   260,426   $   245,880
  Cash, cash equivalents and short-term
      investments                                          54,139        54,973        50,451        46,306
  Working capital                                          66,329        55,186        52,352        34,902
  Current maturities of long-term debt                     15,469         7,669         7,887        14,228
  Long-term debt                                           38,618        14,816        19,084        39,707
  Stockholders' equity                                    158,594       153,159       131,026        86,552

  Book value per share                                       9.07          8.81          7.60          5.77
  Dividends per share                                  $     0.13   $      0.13   $      0.10   $     -
  Common shares outstanding                                17,477        17,385        17,250        15,000
                                                       -----------  ------------  ------------  ------------

BACKLOG                                                $  245,234   $   292,017   $   368,384   $   377,529
                                                       -----------  ------------  ------------  ------------

YEARS ENDED DECEMBER 31,                                   1988          1987          1986
                                                       -----------  ------------  ------------
OPERATING SUMMARY
  Revenue                                              $  437,230   $   380,519   $   374,489
  Gross profit                                             55,614        46,621        55,836
        As a percent of revenue                              12.7%         12.3%         14.9%
  General and administrative expenses                      33,702        32,381        33,064
        As a percent of revenue                               7.7%          8.5%          8.8%
  Income before cumulative effect of change
      in accounting principle *                            15,009         8,594        11,502
  Net income                                               15,009         8,594        11,502
        As a percent of revenue                               3.4%          2.3%          3.1%

  Income per share before cumulative effect
      of change in accounting principle *                    1.00          0.57          0.77
  Net income per share                                 $     1.00   $      0.57   $      0.77
  Weighted average shares of common and
      common stock equivalents outstanding                 15,000        15,000        15,000
                                                       -----------  ------------  ------------

FINANCIAL POSITION SUMMARY
  Total assets                                         $  205,847   $   178,846   $   168,328
  Cash, cash equivalents and short-term
      investments                                          44,911        41,959        34,824
  Working capital                                          39,656        31,036        30,803
  Current maturities of long-term debt                     12,497        10,806         6,992
  Long-term debt                                           44,328        49,542        50,229
  Stockholders' equity                                     69,033        50,756        39,642

  Book value per share                                       4.60          3.38          2.64
  Dividends per share                                  $    -       $     -       $     -
  Common shares outstanding                                15,000        15,000        15,000
                                                       -----------  ------------  ------------

BACKLOG                                                $  231,338   $   255,858   $   178,014
                                                       -----------  ------------  ------------

* Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains forward-looking statements which are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including, without limitation, changes in the composition of applicable federal and state legislation appropriation committees; federal and state appropriation changes for infrastructure spending; the general state of the economy; competition and pricing pressures; state referendums and initiatives; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

GENERAL

         Granite is one of the largest heavy civil contractors in the United States and is engaged in the construction of highways, dams, airports, mass transit facilities and other infrastructure-related projects. The Company has offices in California, Texas, Georgia, Nevada, Arizona and Utah.

         The Company's contracts are obtained primarily through competitive bidding in response to advertisements by federal, state and local agencies and private parties. The Company's bidding activity is affected by such factors as backlog, current utilization of equipment and other resources, ability to obtain necessary surety bonds and competitive considerations. Bidding activity, backlog and revenue resulting from the award of new contracts to the Company may vary significantly from period to period.

         Revenue from construction contracts including construction joint ventures is recognized using the percentage-of-completion method of accounting, based upon costs incurred and projected costs. Revenue in an amount equal to cost incurred is recognized prior to contracts reaching 25% completion. The related earnings are not recognized until the period in which such percentage completion is attained. Cost of revenue consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance and repairs) and insurance costs. Depreciation is provided using accelerated methods for construction equipment. Contracts frequently extend over a period of more than one year and revisions in cost and profit estimates during construction are reflected in the accounting period in which the facts that require the revision become known. Losses on contracts, if any, are provided in total when determined, regardless of the degree of project completion. Claims and change orders for additional contract revenue are recognized to the extent of costs incurred in the period when it is probable that the claim will result in additional revenue and the amount can be reliably estimated. The foregoing as well as weather, stage of completion, and mix of contracts at different margins may cause fluctuations in gross profit between periods.

         The Company's compensation strategy for selected management personnel is to rely heavily on a variable cash and restricted stock performance-based incentive element. Thus, the Company may experience an increase in general and administrative expenses in a very profitable year and a decrease in less profitable years. Further, the Company does not utilize incentives, such as stock options, that are not reflected in current earnings. The Company's pension contribution in excess of the 401K matching contributions is at the discretion of the Board of Directors based on the Company reaching certain levels of profitability each year.

CURRENT YEAR

         REVENUE AND BACKLOG. During the year ended December 31, 1996, revenue increased $34.0 million (3.8%) to $928.8 million. The increase in revenue is associated with higher levels of bidding opportunities and awards in our Branch Division and a full year of Utah Branch activity in 1996. The Branch Division revenue increased $39.6 million to $715.6 million in 1996, from $676.0 million in 1995. Heavy Construction Division (HCD) revenue decreased $5.6 million to $213.2 million in 1996, from $218.8 million in 1995. The Company's revenue from private sector contracts increased $49.1 million to $178.1 million, and went from 14.4% of total revenue in 1995 to 19.2% of total revenue in 1996. Revenue from public sector contracts decreased to $657.2 million, or 70.7% of the Company's revenue in 1996, from $674.7 million, or 75.4% in 1995.

         The Company's backlog at December 31, 1996 was $597.9 million, up $7.8 million, or 1.3% over the same period in 1995. Management expects that approximately 70% of the work in the backlog at December 31, 1996 will be recognized as revenue during 1997. The Company believes its bidding opportunities in its major marketplaces remain strong (see "Outlook").

         GROSS PROFIT. For the year ended December 31, 1996, gross profit reached $110.7 million, a $1.3 million decrease from 1995. As a percentage of revenue, gross profit decreased in 1996 to 11.9% from 12.5% in 1995.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include salaries, incentive compensation, ESOP contribution, costs associated with the Company's estimating and bidding activities, and other administrative costs. General and administrative expenses increased from $69.6 million, or 7.8% of revenue in 1995, to $71.6 million, or 7.7% of revenue in 1996. The increase reflects a full year of Utah Branch activity as well as an approximately $3.0 million increase to bad debt expense relating to one project.

         OTHER INCOME (EXPENSES). Other income increased $1.4 million to $4.3 million in 1996. The increase was influenced by $2.0 million of gain on sales of joint venture owned equipment which cannot be expected to be repeated in future years.

         PROVISION FOR INCOME TAXES. The provision for income taxes in 1996 remained the same as 1995 at 37.0% of income before taxes. (See Note 9 of Notes to Consolidated Financial Statements.)

         OUTLOOK. This "Outlook" section contains forward-looking statements which are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including, without limitation, changes in the composition of applicable federal and state legislation appropriation committees; federal and state appropriation changes for infrastructure spending; the general state of the economy; competition and pricing pressures; state referendums and initiatives; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

         Looking forward, 1997 will be a pivotal year for transportation funding, particularly at the federal level, where Congress takes up reauthorization of the Intermodal Surface Transportation Efficiency Act (ISTEA). The bill, signed by then-President Bush in December, 1991, was a six-year, $158 billion program providing federal monies for highway and transit construction. The bill expires October 1, 1997. Any changes in actual appropriations will not impact the Company or the industry until 1998 and beyond.

         Four reauthorization proposals have been submitted to the House Subcommittee on Surface Transportation. The first proposal, "ISTEA Works", is essentially a status quo of the existing legislation, albeit it does call for the maximum level of federal investment possible over the next five years in our nation's multi-modal transportation systems.

         The second proposal, the "ISTEA Integrity Restoration Act", seeks to simplify and reduce some of the complex funding formulas under ISTEA and would specify that federal fuel taxes in the federal Highway Trust Fund be used solely for highway construction, and not for deficit reduction or other non-highway related purposes.

         The third and perhaps most controversial proposal is the "Transportation Empowerment Act", also known as "Devolution". This bill would substantially reduce federal fuel taxes and shift the bulk of the responsibility for levying fuel taxes and maintaining transportation systems to the states. We believe this bill could prompt a reduction in total transportation expenditures as states would find it extremely difficult to raise taxes, even if the taxes merely replaced what was previously being levied by the federal government.

         The last transportation plan is that of the Clinton Administration's, a proposal to fund the program at $175 billion over six years, which would be approximately 11% more money than was authorized in the 1991 act.

         In fact, there appears to be growing support on Capitol Hill for substantial increases in highway spending. Senator John Warner (R- VA), is proposing approximately $10 billion in increases in the highway program over the next five years.

         Efforts also continue in Washington to redirect the 4.3 cents of the federal fuel tax being used for deficit reduction to the federal Highway Trust Fund and to remove the trust fund from the Unified Federal Budget.
Furthermore, legislation was recently introduced to allow private developers to issue tax-exempt bonds to finance public infrastructure projects.

         Looking ahead in California, legislators in Sacramento this year will resume the debate over how to pay for the unanticipated increase in cost to retrofit the San Francisco-Oakland Bay Bridge as well as whether to retrofit the eastern span or build a new bridge. Bay Area legislators are looking to the state highway account to make up the shortfall while highway builders and Southern California legislators argue that increasing bridge tolls is the appropriate way to pay for the additional costs. In a recent survey by the San Francisco Chronicle of Bay Area residents, 63% were said to favor raising the bridge toll to finance a new bridge. Such support could make a toll increase more politically palatable for Bay Area legislators and temper their zeal to siphon monies out of the highway account. Maintaining a viable highway program is vital to the state's economy and important to Granite's business. However funded, Granite expects to bid on much of the bridge retrofit or replacement projects.

         Cautious optimism describes our outlook for private sector opportunities in California. The California economy outpaced the nation in income and job growth in 1996, according to the Center for the Continuing Study of the California Economy. Moreover, the factors that created the strong economy in 1996 - a leadership position in technology, foreign trade, entertainment and tourism, and professional services - is expected to bring continued growth in 1997 and the decade ahead. It is apparent to us, though, that the real estate sector of the economy continues to lag the recovery and has yet to translate into a big increase in bidding opportunities for residential site development projects.

         Looking at our concerns for 1997, our industry is confronted with a shortage of skilled labor, which affects companies like ours in a number of ways. Lack of skilled labor limits our ability to take on additional work, impacts productivity and ultimately leads to higher wage rates. In response, Granite has increased its investment in craft and technical training and will continue to focus on education and training for all its employees. Recently we have seen fuel prices creeping up as crude oil supplies recently hit a 19-year low. Furthermore, we have witnessed increases in certain construction materials such as Portland cement.

         It is unclear at this point in time whether we could be successful in raising margins to offset any additional costs. One way to gain insight into this issue is examining the spread between the high and low bidders. Historically, during competitive times, spreads are typically very narrow but as demand increases and capacity tightens, spreads usually begin to widen and margins improve. According to a recent study by Dr. Thomas C. Schleifer, a noted industry economist, spreads, on an industry-wide basis, are starting to widen but not to the point where pricing is necessarily improving.

         Granite continues to be pleased with the bidding opportunities available, both in the number and size of the potential projects to pursue. Very large, technically complex projects, contracted using the design-build contract delivery method, play to our strengths. Examples of opportunities include, or have included, the Hudson Bergen Railroad in New Jersey, the Interstate 15 rehabilitation in Salt Lake City, Utah, and the JFK light rail system in New York. We have identified additional bidding opportunities in Boston (large highway and tunnel projects - part of the city's Central Artery program), the Foothill Transportation Corridor in Orange County, and concurrently, we anticipate bidding on numerous highway and bridge projects in all our geographic markets. Bidding, in general, is up and is expected to remain robust. As a reminder, while these are attractive projects, if awarded, their impact on Granite's earnings will be felt in 1998 and beyond due to their size and the time it takes to reach the 25% threshold of completion for profit recognition.

         On March 26, 1997, the Company announced that Wasatch Constructors, a joint venture of Kiewit Pacific Company, Granite Construction Company and Morrison Knudsen Corp., was awarded a contract by the Utah Department of Transportation for the I-15 Corridor Reconstruction Project in Salt Lake City, Utah. The value of the project is approximately $1.4 billion. The Company's share of the joint venture is 23 percent, or about $320 million. Work is scheduled to start in late spring of 1997 and will be completed in late 2001.

         In the first half of 1997, Granite expects to complete its 30% investment in TIC through a tender offer to their employee stockholders for the remaining 20%. The TIC investment provides an opportunity to diversify our risks through geographical expansion, increased private work and entry into a different but related construction industry sector.

         Finally, our 1997 financial expectations are similar to 1996. On the negative side, we will not have the successful San Joaquin Hills Toll Road in our mix of business this year, as the project was completed in the fourth quarter of 1996. We do, however, expect a positive earnings boost from emergency flood-related work done early in the year in northern California and Nevada. We expect the level of competition in our branch-related business to be on par with last year but we are very bullish on this year's prospects for the branch division's Turn Business.

PRIOR YEARS

         REVENUE AND BACKLOG. During the year ended December 31, 1995, revenue increased $201.4 million (29.0%) to $894.8 million. The increase in revenue reflected a strong quality backlog, healthy Turn Business and the addition of the Company's new branch in Utah. The Branch Division revenue increased $165.1 million to $676.0 million in 1995, from $510.9 million in 1994. Heavy Construction Division (HCD) revenue increased $36.3 million to $218.8 million in 1995, from $182.5 million in 1994. The Company's revenue from private sector contracts increased $41.9 million to $129.0 million, and went from 12.6% of total revenue in 1994 to 14.4% of total revenue in 1995. Revenue from public sector contracts increased to $674.7 million, or 75.4% of the Company's revenue in 1995, from $547.6 million or 79.0% in 1994. Revenues for the year ended December 31, 1994 represented a $123.0 million, or 21.6%, increase over 1993.

         The Company's backlog at December 31, 1995 was $590.1 million, up $39.9 million, or 7.3%, from $550.2 million at December 31, 1994.

         GROSS PROFIT. For the year ended December 31, 1995, gross profit reached $112.0 million, a $22.0 million increase from 1994. As a percentage of revenue, gross profit decreased in 1995 to 12.5% from 13.0% in 1994. The decrease primarily reflected the 1994 recovery of significant claims revenue without the associated costs that were recognized in years prior to 1994. For the year ended December 31, 1994, gross profit reached $90.0 million, a $39.3 million increase from 1993, and as a percentage of revenue went from 8.9% in 1993 to 13.0% in 1994. The increase primarily reflected profits recognized on contracts meeting the 25% complete threshold in 1994 and the recovery of outstanding claims.

         GENERAL AND ADMINISTRATIVE EXPENSES. For the year ended December 31, 1995, general and administrative expenses increased from the 1994 amount of $62.8 million, or 9.1% of revenue, to $69.6 million, or 7.8% of revenue. The increases primarily reflected the addition of the new branch in Utah plus increased incentive compensation and retirement contribution expenses due to higher profits and other increases in support of the Company's higher volume of work. The 1994 general and administrative expenses represented an increase as a percent of revenue from 8.3% or $47.1 million in 1993 to 9.1%, or $62.8 million, in 1994.

         OTHER INCOME (EXPENSES). Other income decreased $0.3 million to $3.0 million in 1995.

         PROVISION FOR INCOME TAXES. The provision for income taxes in 1995 increased to 37.0% of income before taxes from 36.0% in 1994. (See Note 9 of Notes to Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

 Dollars in thousands                   1996              1995              1994
                                      --------         ----------        ---------
 Cash and cash equivalents            $38,663            $22,410           $17,649

 Net cash provided (used) by:
      Operating activities             58,226             68,860            48,158
      Investing activities            (35,900)           (48,977)          (37,949)
      Financing activities             (6,073)           (15,122)          (13,457)

 Capital expenditures                  46,139             36,006            39,098

 Working Capital                       92,542             77,179            65,537

         During 1996, cash provided from operations of $58.2 million was primarily used to purchase $46.1 million of property and equipment, to repay $14.7 million of long-term debt and to pay dividends of $6.6 million. Changes in cash provided by operating activities primarily reflect normal variations in the cash flow on contracts and payables.

         The Company's policy has been to replace and replenish its equipment fleet with cash generated from operations. Purchases of property, plants and equipment increased $10.1 million from 1995 and $7.0 million over 1994 primarily reflecting the Company's purchase of the Utah Branch in 1995.

         During 1996, the Company purchased 10% of T.I.C. Holdings, Inc. for $8.0 million. The investment was financed under the Company's revolving line of credit at 6.125% annual interest rate until June 30, 1997 with principal payable semi-annually beginning December 31, 1998. The Company has an agreement with T.I.C. Holdings, Inc. to acquire an additional 20% of its outstanding stock during 1997 for approximately $13.0 million although the final price is still to be determined. The transaction is expected to be completed in the second quarter of 1997 and will be financed under the Company's revolving line of credit.

         Dividend payments for 1996 increased $1.8 million over 1995 and $4.2 million over 1994 reflecting the increase during the first quarter of 1996 in the quarterly dividend amount from $0.05 per share to $0.06 per share plus the payment of a special dividend of $0.13 per share in the second quarter of 1996. On March 13, 1997, the Board of Directors declared a special dividend of $0.12 per share of common stock in addition to a $0.06 per share quarterly dividend, payable on April 18, 1997 to stockholders of record as of March 31, 1997.

         On March 13, 1997, the Board of Directors authorized the Company to repurchase at management's discretion up to 500,000 shares of its own common stock on the open market. The purchases will be made using the Company's own cash resources. Shares repurchased will be held in the corporate treasury and will be used to cover contributions to the current Employee Stock Ownership Plan or for other corporate purposes.

         The Company has budgeted $55.0 million for capital expenditures in 1997, which includes amounts for construction equipment, aggregate and asphalt plants, buildings, leasehold improvements and the purchase of land and aggregate reserves. The Company anticipates that cash generated internally and amounts available under its existing credit facilities, as renegotiated during 1997, will be sufficient to meet its capital and other requirements, including contributions to employee benefit plans, for the foreseeable future. The Company currently has access to funds under its revolving credit agreement which allow borrowings of up to $50.0 million, of which $25.9 million was available at December 31, 1996.

QUARTERLY RESULTS

         The following table sets forth selected unaudited financial information for the Company for the eight quarters in the period ended December
31, 1996.   This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.

 QUARTERLY FINANCIAL DATA
 (Unaudited - In Thousands, Except for Per Share Data)

 1996 Quarters Ended                    Dec. 31            Sept. 30            June 30          March 31
                                        --------           --------           --------          --------
 Revenue                                $223,905           $302,646           $248,499          $153,749
 Gross profit                             25,979             40,816             29,218            14,642
    As a percent of revenue                11.6%              13.5%              11.8%              9.5%
 Net income                                2,798             15,053              9,131               366
    As a percent of revenue                 1.2%               5.0%               3.7%              0.2%
 Net income per share                   $   0.15           $   0.83           $   0.51          $   0.02
                                        --------           --------           --------          --------
 Dividends per share                    $   0.06           $   0.06           $   0.06          $   0.19

 Market price
    High                                $  21.25           $  23.50           $  27.25          $  21.83
    Low                                    18.00              18.25              19.00             18.00
                                        --------           --------           --------          --------


 1995 Quarters Ended                    Dec. 31            Sept. 30            June 30          March 31
                                        --------           --------           --------          --------
 Revenue                                $256,251           $306,588           $226,684          $105,273
 Gross profit                             27,998             40,549             29,705            13,711
     As a percent of revenue               10.9%              13.2%              13.1%             13.0%
 Net income                                5,788             13,194              8,332             1,228
     As a percent of revenue                2.3%               4.3%               3.7%              1.2%
 Net income per share                   $   0.32           $   0.74           $   0.47          $   0.07
                                        --------           --------           --------          --------
 Dividends per share                    $   0.05           $   0.05           $   0.15          $   0.04

 Market price
     High                               $  21.25           $  18.59           $  15.25          $  13.83
     Low                                   17.00              14.25              12.17             12.00
                                        --------           --------           --------          --------

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of the Registrant and auditor's report are included in Item 8 and appear following Item 14:

                 Report of Independent Accountants

                 Consolidated Balance Sheets - At December 31, 1996 and 1995

                 Consolidated Statements of Income - Years Ended December 31, 1996, 1995 and 1994

                 Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1996, 1995 and 1994

                 Consolidated Statements of Cash Flows - Years Ended December 31, 1996, 1995 and 1994

                 Notes to Consolidated Financial Statements

         Additionally, a two-year Summary of Quarterly Results is included in
Item 7 under "Quarterly Results".


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Not applicable.

                                    PART III


         Certain information required by Part III is omitted from this Report in that the Company will file its definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference.


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the directors of the Company is set forth under the caption "Information about Granite - Management, Directors" in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held May 19, 1997. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers of the Registrant."


ITEM 11.         EXECUTIVE COMPENSATION

         Information relating to executive compensation is set forth under the caption "Information about Granite - Compensation of Directors and Executive Officers" in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held May 19, 1997. Such information is incorporated herein by reference.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information relating to ownership of equity securities of the Company by certain beneficial owners and Management is set forth under the caption "Information about Granite - Stock Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held May 19, 1997. Such information is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information relating to certain relationships and related transactions is set forth under the caption "Information about Granite - Management, Certain Transactions with Management" in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held May 19, 1997. Such information is incorporated herein by reference.

                                    PART IV


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K

     The following documents are filed as part of this Report:

     (a)  1.   FINANCIAL STATEMENTS.  The following consolidated financial statements are filed as part of this Report:

                                                                                                 Form 10-K
                                                                                                   Pages
                                                                                                ----------
               Report of Independent Accountants  . . . . . . . . . . . . . . . . . . . . .         F-1
               Consolidated Balance Sheets at December 31, 1996 and 1995  . . . . . . . . .         F-2
               Consolidated Statements of Income for the Years Ended
                  December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . .         F-3
               Consolidated Statements of Stockholders' Equity for the
                  Years Ended December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . .         F-4
               Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . .         F-5
               Notes to the Consolidated Financial Statements   . . . . . . . . . . . . . .      F-6 to F-15

          2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule of Granite Construction Incorporated for the years ended December 31, 1996, 1995 and 1994 is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Granite Construction Incorporated.

                                                                                                 Form 10-K
                                                                                                   Pages
                                                                                                -----------
          Report of Independent Accountants on Financial Statement Schedules  . . . . . . .         S-1

          Schedule
          --------
          Schedule II      -    Schedule of Valuation and Qualifying Accounts   . . . . . .         S-2


          Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

          3. EXHIBITS. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

     (b) REPORTS ON FORM 8-K. The registrant was not required to file any reports on Form 8-K during the fourth quarter of fiscal 1996.

                        INDEPENDENT ACCOUNTANTS' REPORT


To the Stockholders and Board of Directors
Granite Construction Incorporated
Watsonville, California

     We have audited the accompanying consolidated balance sheets of Granite Construction Incorporated and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Granite Construction Incorporated and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


San Jose, California
February 14, 1997, except
Note 12, as to which the
date is March 13, 1997

                       GRANITE CONSTRUCTION INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


DECEMBER 31,                                                                         1996         1995
                                                                                  --------      --------
                                       ASSETS

Current assets
   Cash and cash equivalents                                                      $ 38,663      $ 22,410
   Short-term investments                                                           33,567        44,582
   Accounts receivable                                                             124,124       142,055
   Costs and estimated earnings in excess of billings                               29,494        16,147
   Inventories                                                                      13,493        10,180
   Deferred income taxes                                                            13,060        16,717
   Equity in joint ventures                                                          5,371           210
   Other current assets                                                              6,033         5,953
                                                                                  --------      --------

       Total current assets                                                        263,805       258,254
                                                                                  --------      --------

Property and equipment                                                             178,515       175,220
                                                                                  --------      --------

Other assets                                                                        30,725        21,270
                                                                                  --------      --------

                                                                                  $473,045      $454,744
                                                                                  ========      ========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                                           $ 10,186      $ 13,948
   Accounts payable                                                                 64,058        68,056
   Billings in excess of costs and estimated earnings                               45,352        43,730
   Accrued expenses and other current liabilities                                   51,667        55,341
                                                                                  --------      --------

       Total current liabilities                                                   171,263       181,075
                                                                                  --------      --------

Long-term debt                                                                      43,602        39,494
                                                                                  --------      --------

Deferred income taxes                                                               24,575        24,270
                                                                                  --------      --------

Commitments and contingencies

Stockholders' equity
   Preferred stock, $0.01 par value, authorized 3,000,000 shares,
     none outstanding                                                                  -             -
   Common stock, $0.01 par value, authorized 27,000,000 shares;
     1996-issued 18,161,611 shares, outstanding 18,121,253 shares;
     1995-issued 17,897,018 shares, outstanding 17,884,268 shares                      182           179
   Additional paid-in capital                                                       37,642        32,715
   Retained earnings                                                               201,663       180,341
                                                                                  --------      --------
                                                                                   239,487       213,235
   Unearned compensation                                                            (5,141)       (3,115)
   Treasury Stock                                                                     (741)         (215)
                                                                                  --------      --------
                                                                                   233,605       209,905
                                                                                  --------      --------

                                                                                  $473,045      $454,744
                                                                                  ========      ========


The accompanying notes are an integral part of these financial statements.

                       GRANITE CONSTRUCTION INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


YEARS ENDED DECEMBER 31,                                     1996         1995          1994
                                                          --------      --------      --------
Revenue                                                   $928,799      $894,796      $693,388
Cost of revenue                                            818,144       782,833       603,400
                                                          --------      --------      --------

       GROSS PROFIT                                        110,655       111,963        89,988

General and administrative expenses                         71,587        69,610        62,795
                                                          --------      --------      --------

       OPERATING INCOME                                     39,068        42,353        27,193


Other income (expense)
    Interest income                                          6,330         6,395         4,332
    Interest expense                                        (4,367)       (3,443)       (2,532)
    Gain on sales of property and equipment                  3,458            31         1,332
    Other, net                                              (1,080)          (32)          125
                                                          --------      --------      --------

                                                             4,341         2,951         3,257
                                                          --------      --------      --------

       INCOME BEFORE PROVISION FOR INCOME TAXES             43,409        45,304        30,450

Provision for income taxes                                  16,061        16,762        10,962
                                                          --------      --------      --------


       NET INCOME                                         $ 27,348      $ 28,542      $ 19,488
                                                          ========      ========      ========

Net income per share                                      $   1.51      $   1.60      $   1.10

Weighted average shares of common and
   common stock equivalents outstanding                     18,126        17,820        17,660

Dividends per share                                       $   0.37      $   0.29      $   0.13
                                                          ========      ========      ========


The accompanying notes are an integral part of these financial statements.

                       GRANITE CONSTRUCTION INCORPORATED
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (In Thousands, Except Per Share Data)


                                                                 Additional
                                                        Common    Paid-in     Retained      Unearned      Treasury
YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996             Stock    Capital     Earnings    Compensation     Stock         Total
                                                        ------    --------    --------    ------------    --------     --------
BALANCES, DECEMBER 31, 1993                              $177     $27,856     $138,883      $(2,363)       $(215)      $164,338
  Net income                                               -           -        19,488           -            -          19,488
  Restricted stock issued  - 79,706 shares                  1       1,287           -        (1,288)          -              -
  Amortized restricted stock                               -           -            -         1,122           -           1,122
  Employee stock options exercised - 8,234 shares          -           93           -            -            -              93
  Repurchase of common stock                               -         (990)          -            -            -            (990)
  Common stock contributed to ESOP                         -          990           -            -            -             990
  Cash dividends on common stock                           -           -        (2,349)          -            -          (2,349)
                                                         ----     -------     --------      -------        -----       --------

BALANCES, DECEMBER 31, 1994                               178      29,236      156,022       (2,529)        (215)       182,692
  Net income                                               -           -        28,542           -            -          28,542
  Restricted stock issued - 163,611 shares                  1       2,134           -        (2,135)          -              -
  Amortized restricted stock                               -           -            -         1,549           -           1,549
  Employee stock options exercised and
           related tax benefit - 98,517 shares                      1,345           -            -            -           1,345
  Repurchase of common stock                               -         (762)          -            -            -            (762)
  Common stock contributed to ESOP                         -          762           -            -            -             762
  Cash dividends on common stock                           -                    (5,049)          -            -          (5,049)
  Tax benefit from ESOP dividends                          -           -           826           -            -             826
                                                         ----     -------     --------      -------        -----       --------

BALANCES, DECEMBER 31, 1995                               179      32,715      180,341       (3,115)        (215)       209,905
  Net income                                               -           -        27,348           -            -          27,348
  Restricted stock issued - 182,089 shares, net             1       3,993           -        (3,994)          -              -
  Purchase of treasury stock - 27,608 shares               -           -            -            -          (526)          (526)
  Amortized restricted stock                               -           -            -         1,968           -           1,968
  Employee stock options exercised and
     related tax benefit- 59,350 shares                     2         934           -            -            -             936
  Repurchase of common stock                               -       (1,550)          -            -            -          (1,550)
  Common stock contributed to ESOP                         -        1,550           -            -            -           1,550
  Cash dividends on common stock                           -           -        (6,760)          -            -          (6,760)
  Tax benefit from ESOP dividends                          -           -           734           -            -             734
                                                         ----     -------     --------      -------        -----       --------
BALANCES, DECEMBER 31, 1996                              $182     $37,642     $201,663      $(5,141)        (741)      $233,605
                                                         ====     =======     ========      =======        =====       ========


The accompanying notes are an integral part of these financial statements.

                       GRANITE CONSTRUCTION INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


YEARS ENDED DECEMBER 31,                                         1996             1995             1994
                                                            --------------   --------------   --------------
Operating Activities
   Net income                                               $      27,348    $      28,542    $      19,488
   Add (deduct) noncash items included in net income:
     Depreciation, depletion and amortization                      37,775           32,481           25,723
     Gain on sales of property and equipment                       (3,458)             (31)          (1,332)
     Deferred income taxes                                          3,962           (5,825)           3,442
     Decrease in unearned compensation                              1,968            1,549            1,122
   Cash provided by (used in):
     Accounts and notes receivable                                 15,990          (24,092)         (12,141)
     Inventories                                                   (3,313)           1,541             (741)
     Equity in joint ventures                                      (5,161)           3,225           (3,108)
     Other assets                                                    (277)          (1,239)           2,127
     Accounts payable                                              (3,998)          17,483            6,484
     Billings in excess of costs and estimated
        earnings, net                                              (9,739)          11,684             (431)
     Accrued expenses                                              (2,871)           3,542            7,525
                                                            --------------   --------------   --------------

           Net cash provided by operating activities               58,226           68,860           48,158
                                                            --------------   --------------   --------------

Investing Activities
   Additions to property and equipment                            (46,139)         (36,006)         (39,098)
   Proceeds from sales of property and equipment                    8,027            3,364            5,506
   Acquisition, net of cash acquired                               -                (1,280)          -
   Investment in TIC Holdings, Inc. - 10%                          (8,022)          -                -
   Additions to notes receivable                                     (874)          (1,083)          (1,018)
   Repayments of notes receivable                                     618            1,588              687
   Additions to investments and other assets                         (525)          (1,967)            (950)
   Purchases of short-term investments                            (45,639)         (56,324)         (54,184)
   Maturities of short-term investments                            56,654           42,731           51,108
                                                            --------------   --------------   --------------

           Net cash used by investing activities                  (35,900)         (48,977)         (37,949)
                                                            --------------   --------------   --------------

Financing Activities
   Additions to long-term debt                                     15,000           -                -
   Repayments of long-term debt                                   (14,654)         (11,497)         (11,204)
   Employee stock options exercised                                   673            1,117               93
   Purchase of Treasury Stock                                        (526)          -                -
   Dividends paid                                                  (6,566)          (4,742)          (2,346)
                                                            --------------   --------------   --------------

           Net cash used by financing activities                   (6,073)         (15,122)         (13,457)
                                                            --------------   --------------   --------------

Increase (decrease) in cash and cash equivalents                   16,253            4,761           (3,248)

Cash and cash equivalents at beginning of year                     22,410           17,649           20,897
                                                            --------------   --------------   --------------

Cash and cash equivalents at end of year                    $      38,663    $      22,410    $      17,649
                                                            =============    =============    ============

Supplementary Information
   Cash paid during the year for:
     Interest                                               $       4,367    $       3,445    $       2,534
     Income taxes                                                  10,258           20,040           16,253
   Noncash investing and financing activity:
     Financed acquisition of Gibbons Company                $      -         $      31,750    $      -
                                                            =============    =============    =============


The accompanying notes are an integral part of these financial statements.

                       GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS:   The accompanying consolidated financial
statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

     The Company is a heavy civil contractor engaged in the construction of highways, dams, airports, mass transit facilities, real estate site developments and other infrastructure related projects. The Company has offices in California, Texas, Georgia, Nevada, Arizona and Utah.


     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CONSTRUCTION CONTRACTS: Earnings on construction contracts including construction joint ventures are recognized on the percentage of completion method in the ratio of costs incurred to estimated final costs. Revenue in an amount equal to cost incurred is recognized prior to contracts reaching 25% completion. The related earnings are not recognized until the period in which such percentage completion is attained. Revisions in contract revenue and cost estimates are reflected in the accounting period when known. Provision for the entire amount of estimated losses on uncompleted contracts is made in the period such losses are determined. Claims for additional contract revenue are recognized to the extent of costs incurred if it is probable that the claim will result in additional revenue and the amount can be reliably estimated.

     EQUITY IN JOINT VENTURES: Investments in joint ventures are accounted for by the equity method. The Company's proportionate share of joint venture revenue, cost of revenue and operating income is included in the consolidated statements of income.

     BALANCE SHEET CLASSIFICATIONS: The Company includes in current assets and liabilities amounts receivable and payable under construction contracts which may extend beyond one year. A one-year time period is used as the basis for classifying all other current assets and liabilities.

     CASH AND CASH EQUIVALENTS: Cash equivalents are securities held for cash management purposes having maturities of three months or less from the date of purchase.

     SHORT-TERM INVESTMENTS: Short-term investments that are deemed by management to be held-to-maturity are reported at amortized cost. Short-term investments that are considered available-for-sale are carried at market value. Unrealized gains and losses, if material, are reported net of tax as a separate component of stockholders' equity until realized. Realized gains and losses, if any, are determined using the specific identification method.

     FINANCIAL INSTRUMENTS: The carrying value of short-term investments approximates their fair value as determined by market quotes. All significant debt obligations carry variable interest rates and their carrying value is considered to approximate fair value. The carrying value of receivables and other amounts arising out of normal contract activities, including retentions which may be settled beyond one year, is estimated to approximate fair value.

     INVENTORIES: Inventories consist primarily of quarry products valued at the lower of average cost or market.

                       GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation is provided using accelerated methods for construction equipment and the straight-line method for the remaining depreciable assets. Depletion of quarry property is based on the usage of depletable reserves. The cost and accumulated depreciation and depletion of property sold or retired are removed from the accounts and gains or losses, if any, are reflected in earnings for the period.

     INTANGIBLE ASSETS: Intangible assets consist primarily of covenants not to compete amortized on a straight-line basis over five years.

     INCOME TAXES: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     COMPUTATION OF EARNINGS PER SHARE: Earnings per share computations are based on the weighted average common and common equivalent shares outstanding during each period. Common equivalent shares include the dilution from the potential exercise of stock options when the effect is dilutive.

     STOCK SPLIT: On March 5, 1996, the Board of Directors approved a three for two stock split in the form of a 50% stock dividend payable on April 19, 1996. All references in the financial statements to number of shares, per share amounts and market prices have been retroactively restated to reflect the stock split. In addition, an amount equal to the $0.01 par value of the shares outstanding after the split has been transferred from additional paid in capital to common stock.

     RECLASSIFICATIONS: Certain financial statement items have been reclassified to conform to the current year's format.

                       GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



2.   SHORT-TERM INVESTMENTS

     The carrying and market values of short-term investments are as follows at December 31, 1996 and 1995:

                                              Held-To-Maturity                                 Held-To-Maturity
                                             December 31, 1996                                December 31, 1995

                                Carrying   Unrealized  Unrealized     Fair       Carrying   Unrealized   Unrealized    Fair
                                  Value      Gains       Losses      Value         Value      Gains        Losses      Value
                               -------------------------------------------      --------------------------------------------
 U.S. Government and
    Agency Obligations           $ 2,993     $  -       $   -      $ 2,993      $  8,938    $    6      $   -      $   8,944
 Commercial Paper                  3,977        -           -        3,977        10,897         3         (6)        10,894
 Municipal Bonds                   6,011          6         -        6,017         2,012         4          -          2,016
 Foreign Banker's
    Acceptances                    7,420          1         -        7,421         8,703         2          -          8,705
 Domestic Banker's
    Acceptances                     -           -           -         -            1,996         4          -          2,000
                               -------------------------------------------      --------------------------------------------
                                  20,401          7         -       20,408        32,546        19         (6)        32,559
                               ===========================================      ============================================


                                           Available-For-Sale                                 Available-For-Sale
                                           December 31, 1996                                  December 31, 1995


                               Carrying    Unrealized   Unrealized    Fair       Carrying    Unrealized   Unrealized     Fair
                                 Value       Gains        Losses     Value         Value       Gains        Losses       Value
                               -------------------------------------------      ----------------------------------------------
 U.S. Government and
    Agency Obligations            9,146           3        (14)      9,135           4,859       45          -         4,904
 Municipal Bonds                  4,020          23         -        4,043           5,226       74          (32)      5,268
 Foreign Banker's
    Acceptances                    -            -           -         -               -          -           -          -
 Domestic Banker's
    Acceptances                    -            -           -         -              1,951       13          -         1,964
                               -------------------------------------------      -----------------------------------------------
                                 13,166          26        (14)     13,178          12,036      132          (32)     12,136
                               -------------------------------------------      -----------------------------------------------
 Total Short-Term
    Investments                 $33,567      $  33        $(14)    $33,586         $44,582     $151       $  (38)    $44,695
                               ===========================================      ===============================================


     There were no sales of investments classified as available-for-sale for the year ended December 31, 1996. At December 31, 1996, scheduled maturities of investments are as follows:

                                      Held-To-           Available-
                                      Maturity            For-Sale           Total
                                      ---------------------------------------------
Within one year                        $20,401            $ 5,117          $25,518
After one year through five
   years                                   -                8,049            8,049
                                      ---------------------------------------------
                                       $20,401            $13,166          $33,567
                                      =============================================


          For the years ended December 31, 1996 and 1995, purchases and maturities were as follows:


                    Held-To-   Available                     Held-To-   Available
                    Maturity    For Sale        Total         Maturity    For Sale       Total
                    -----------------------------------      ---------------------------------
 Purchases           $ 35,315    $ 10,324      $ 45,639        $43,751     $ 12,573    $56,324
 Maturities            43,300      13,354        56,654         27,900       14,831     42,731
                    -----------------------------------      ---------------------------------
 Net change          $ (7,985)   $ (3,030)     $(11,015)       $15,851     $ (2,258)   $13,593
                    ===================================      =================================

                       GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


3.   ACCOUNTS RECEIVABLE

 DECEMBER 31,                            1996            1995
                                    ---------------------------
 Construction Contracts
   Completed and in progress           $ 59,764       $  81,240
   Retentions                            47,956          41,777
                                    ---------------------------
                                        107,720         123,017

 Construction material sales             12,651          12,380
 Other                                    4,446           7,556
                                    ---------------------------
                                        124,817         142,953
 Less allowance for doubtful
   accounts                                 693             898
                                    ---------------------------
                                       $124,124        $142,055
                                    ===========================


 The balances billed but not paid by customers pursuant to retainage provisions in construction contracts generally become due upon completion of the contracts and acceptance by the owners. Retainage amounts at December 31, 1996 are expected to be collected as follows: $38,470 in 1997; $6,507 in 1998; $191 in 1999 and $2,788 in 2000.


4.   INVESTMENTS AND EQUITY IN JOINT VENTURES

     The Company participates in various construction joint venture partnerships. Generally, each construction joint venture is formed to accomplish a specific project and is dissolved upon completion of the project. The combined assets, liabilities and net assets of these ventures are as follows:

 DECEMBER 31,                                                1996             1995
                                                        -----------------------------
 Assets
    Total                                                   $96,760         $125,019
    Less other venturers' interest                           69,175           87,513
                                                        -----------------------------
    Company's interest                                       27,585           37,506
                                                        -----------------------------
 Liabilities
    Total                                                    75,408          124,319
    Less other venturers' interest                           53,194           87,023
                                                        -----------------------------
    Company's interest                                       22,214           37,296
                                                        -----------------------------
 Company's interest in net assets                           $ 5,371         $    210
                                                        =============================

                       GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


4.   INVESTMENTS AND EQUITY IN JOINT VENTURES, CONTINUED

       The revenue and costs of revenue of joint ventures are as follows:

 YEARS ENDED DECEMBER 31,                1996          1995          1994
                                      ---------------------------------------
 Revenue
    Total                              $234,824      $321,388        $160,865
    Less other venturers' interest      164,676       224,972         112,606
                                      ---------------------------------------
    Company's interest                   70,148        96,416          48,259
                                      ---------------------------------------
 Cost of Revenue
    Total                               160,056       267,650         145,351
    Less other venturers' interest      112,313       187,355         101,746
                                      ---------------------------------------
 Company's interest                      47,743        80,295          43,605
                                      ---------------------------------------
                                       $ 22,405      $ 16,121        $  4,654
                                      =======================================

     Additionally, the Company has a 22.2% limited partnership interest in a partnership which constructed and operates a private toll road. At December 31, 1996 the Company's investment was $2,600 plus a commitment supported by a letter of credit for $3,800. The Company completed construction under the contract in 1995 and is participating in the operating results of the tollroad.

5.   PROPERTY AND EQUIPMENT

 DECEMBER 31,                             1996            1995
                                       --------------------------
 Land                                   $ 15,328         $ 14,019
 Quarry property                          34,408           35,194
 Buildings and leasehold
   improvements                           12,973           11,657
 Equipment and vehicles                  388,697          361,676
 Office furniture and equipment            5,485            4,570
                                        --------------------------
                                         456,891          427,116
 Less accumulated depreciation,
   depletion and amortization            278,376          251,896
                                        --------------------------
                                        $178,515         $175,220
                                        ==========================

6.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

 DECEMBER 31,                             1996              1995
                                        --------------------------
 Payroll and related employee
    benefits                            $21,627            $21,371
 Accrued insurance                       19,997             19,957
 Income taxes                                53              2,425
 Other                                    9,990             11,588
                                        --------------------------
                                        $51,667            $55,341
                                        ==========================

                       GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


7.   LONG-TERM DEBT AND CREDIT ARRANGEMENTS

 DECEMBER 31,                                1996            1995
                                          -------------------------
 Bank revolving credit notes              $ 18,000         $  3,000
 Notes payable to bank                      35,000           48,133
 Other notes payable                           788            2,309
                                          -------------------------
                                            53,788           53,442

 Less current maturities                    10,186           13,948
                                          -------------------------
                                           $43,602          $39,494
                                          =========================

The aggregate minimum principal maturities of long-term debt for each of the five years following December 31, 1996 are as follows: 1997 - $10,186; 1998 - $12,135; 1999 - $13,607; 2000 - $8,860; and 2001 - $3,600.


         The Company has a bank revolving line of credit of $50,000 which allows for unsecured borrowings for up to five years through June 30, 1998, with interest rate options. Outstanding borrowings under the revolving line of credit at December 31, 1996 are at the IBOR interest rate plus margin (6.143% weighted average at December 31, 1996) with principal payable semiannually beginning December 1998 through June 2003 and interest payable quarterly.

         The Company has standby letters of credit totaling approximately $10,000 outstanding at December 31, 1996 of which $6,100 reduces the amount available under the line of credit and $3,800 supports the commitment by the Company related to its investment in a limited partnership. The unused and available portion of the line of credit at December 31, 1996 was $25,859.

         Notes payable to bank are unsecured with principal payable semiannually and interest payable quarterly at primarily the IBOR rate plus margin (6.262% at December 31, 1996) through June 2000.

         Restrictive covenants under the terms of the debt agreements include the maintenance of certain levels of working capital and cash flow. Other covenants prohibit capital expenditures in excess of specified limits and require the maintenance of tangible net worth (as defined) of approximately $174,000.

8.       EMPLOYEE BENEFIT AND COMPENSATION PLANS

         EMPLOYEE STOCK OWNERSHIP PLAN: The Company's Employee Stock Ownership Plan ("ESOP") covers all employees not included in collective bargaining agreements. As of December 31, 1996, the ESOP owned 5,780,211 shares of the Company's common stock. Dividends on shares held by the ESOP are charged to retained earnings and all shares held by the ESOP are treated as outstanding in computing the Company's earnings per share.

         Contributions to the ESOP are at the discretion of the Board of Directors. Contributions for the years ended December 31, 1996, 1995 and 1994 were approximately $1,550, $762 and $990, respectively.

                       GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


8.       EMPLOYEE BENEFIT AND COMPENSATION PLANS, CONTINUED

         PROFIT SHARING PLAN:   The Profit Sharing Plan is a defined
contribution plan covering all employees not included in collective bargaining agreements. The plan receives annual contributions at the discretion of the Board of Directors. On January 1, 1995, the Company amended the Profit Sharing Plan to create the Granite Construction Profit Sharing and 401K Plan, beginning for the year ended December 31, 1995. The amended plan is also a defined contribution plan covering all employees not included in collective bargaining agreements. Each employee can elect to have up to 3% of gross pay contributed to the plan on a before-tax basis. The plan allows for Company matching and additional contributions at the discretion of the Board of Directors.

         Contributions to the Profit Sharing Plan for the years ended December 31, 1996 and 1995 were $4,608 and $5,681, respectively. Included in the 1996 contributions were 401K matching contributions of $1,196. There was no contribution for the year ended December 31, 1994.


         1990 OMNIBUS STOCK AND INCENTIVE PLAN: Under the Company's 1990 Omnibus Stock and Incentive Plan (the "Stock Plan") a total of 1,000,000 shares of the Company's common stock are reserved to grant key employees of the Company restricted common stock, incentive and nonqualified stock options, performance units and performance shares. Restricted common stock is issued for services to be rendered and may not be sold, transferred or pledged for such period as determined by the compensation committee.

         Restricted shares outstanding under the Plan at December 31, 1996 were
594,667 shares.   Unearned compensation is amortized over the restriction
periods of generally five years. Compensation expense related to restricted shares for the years ended December 31, 1996, 1995 and 1994 was $1,968, $1,549 and $1,122, respectively.

         The exercise price for incentive and nonqualified stock options granted under the Stock Plan may not be less than 100% and 85%, respectively, of the fair market value at the date of the grant. Options granted will be exercisable at such times and be subject to such restrictions and conditions, as determined by the compensation committee, but no option shall be exercisable later than ten years from the date of grant. Options generally vest one third after 3 years of service from the date of grant and one third during each of the following two years. Stock option transactions during 1996, 1995 and 1994 are summarized as follows:

 December 31,                                      1996          1995            1994
                                                 --------------------------------------
 Options outstanding, beginning of year           186,000       284,517         296,501
 Options exercised                                (59,350)      (98,517)         (8,234)
 Options canceled                                     -             -            (3,750)
                                                 --------------------------------------
 Options outstanding, end of year                 126,650       186,000         284,517
                                                 ======================================


         At December 31, 1996, all options are 100% vested. All shares have been granted, exercised and canceled at $11.00 per share.

         OTHER: The Company also contributes to various multi-employer pension plans on behalf of union employees. Contributions to these plans for the years ended December 31, 1996, 1995 and 1994 were approximately $10,406, $10,705 and $9,200 respectively.

                       GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



9.       INCOME TAXES

Provision for income taxes:

 Years Ended December 31,                1996          1995            1994
                                     ----------------------------------------
 Federal
    Current                           $ 9,727        $18,785         $  6,113
    Deferred                            3,470         (5,108)           2,769
                                     ----------------------------------------
                                       13,197         13,677            8,882
                                     ----------------------------------------
 State
    Current                             2,372          3,802            1,407
    Deferred                              492           (717)             673
                                     ----------------------------------------
                                        2,864          3,085            2,080
                                     ----------------------------------------
                                      $16,061        $16,762          $10,962
                                     ========================================

Reconciliation of statutory to effective tax rate:


 Years Ended December 31,                       1996         1995            1994
                                              -------------------------------------
 Federal statutory tax rate                    35.0 %        35.0 %          35.0 %
 State taxes, net of federal tax benefit        4.3           4.4             4.4
 Percentage depletion deduction                (1.3)         (1.3)           (3.4)
  Other                                        (1.0)         (1.1)             -
                                              -------------------------------------
                                               37.0 %        37.0 %          36.0 %
                                              ======================================


Deferred tax assets and liabilities:

 DECEMBER 31,                            1996            1995
                                      -------------------------
 DEFERRED TAX ASSETS:
    Accounts receivable                $ 2,041         $  1,581
    Inventory                            1,050              788
    Property and equipment               2,319            2,429
    Insurance accruals                   7,529            7,222
    Deferred compensation                1,879            1,851
    Contract recognition                  (240)           4,011
    Other accrued liabilities            3,012            2,866
    Other                                  613            1,192
    Valuation allowance                    -                -
                                      -------------------------
                                        18,203           21,940
                                      -------------------------
 DEFERRED TAX LIABILITIES:
    Property and equipment              28,553           28,032
    Contract recognition                   (41)             484
    Other                                1,206              890
                                      -------------------------
                                        29,718           29,406
                                      -------------------------
                                      $(11,515)         $(7,466)
                                      =========================

                       GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


10.      DISCLOSURE OF SIGNIFICANT RISKS AND UNCERTAINTIES

         DISCLOSURE OF SIGNIFICANT ESTIMATES - REVENUE RECOGNITION: As outlined in the Summary of Significant Accounting Policies, the Company's construction revenue is recognized on the percentage of completion basis. Consequently, construction revenue and gross margin for each reporting period is determined on a contract by contract basis by reference to estimates by the Company's engineers of expected costs to be incurred to complete each project. These estimates include provisions for known and anticipated cost overruns, if any exist or are expected to occur. These estimates may be subject to revision in the normal course of business.

         DISCLOSURE OF SIGNIFICANT ESTIMATES - LITIGATION: The Company has been named as defendants in legal proceedings wherein substantial damages are claimed. Such proceedings are not uncommon in the Company's business and usually involve claims against multiple defendants who were involved in the project which is the subject of the proceeding. Historically, the Company has been successful in defending such actions or have settled them within insured limits.

         CONCENTRATIONS: The Company maintains the majority of cash balances and all of its short-term investments with ten financial institutions. The Company invests with high credit quality financial institutions, and, by policy, limits the amount of credit exposure to any financial institution. Substantially all of the Company's labor force is subject to collective bargaining agreements. Collective bargaining agreements covering 35.2% of the Company's labor force at December 31, 1996 will expire during 1997.

         The Company operates in a single industry segment encompassing the construction of infrastructure assets and has no foreign operations. Revenue received from federal, state and local government agencies amounted to $657,247 (70.8%) in 1996, $674,640 (75.4%) in 1995 and $547,642 (79.0%) in 1994. One
customer, California Department of Transportation, represented $104,171 (11.2%) in 1996, $88,970 (9.9%) in 1995 and $88,262 (12.7%) in 1994 of total revenue.
During the year and at December 31, 1996, the Company had significant amounts receivable from these agencies and customer. The Company performs ongoing credit evaluations of its customers and generally does not require collateral although the law provides the Company the ability to file mechanics liens on real property improved for private customers in the event of non- payment by such customers. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.


11.      LEASES

         Minimum rental commitments under all noncancellable operating leases, primarily quarry property and construction equipment, in effect at December 31, 1996 were:

 Years Ending December 31,
 1997                                                  $  3,206
 1998                                                     2,710
 1999                                                     1,478
 2000                                                       832
 2001                                                       411
 Later years (through 2039)                               3,570
                                                        -------
 Total minimum rental commitment                        $12,207
                                                        =======

         Operating lease rental expense was $3,593 in 1996, $4,261 in 1995 and $2,299 in 1994.

                       GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


12.     SUBSEQUENT EVENT

         On March 13, 1997, the Board of Directors declared a cash dividend of $0.06 plus a one-time special cash dividend of $0.12 per share of common stock to stockholders of record as of March 31, 1997, payable on April 18, 1997.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors
Granite Construction Incorporated
Watsonville, California


Our report on the consolidated financial statements of Granite Construction Incorporated is included on page F-1 of this 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 20 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


San Jose, California
February 14, 1997, except
Note 12, as to which the
date is March 13, 1997

                                                                SCHEDULE II


                       GRANITE CONSTRUCTION INCORPORATED
                                    --------
                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                           (In Thousands of Dollars)


                                                                      ADDITIONS
                                                               -------------------------
                                              BALANCE AT                                     ADJUSTMENTS    BALANCE AT
                                              BEGINNING        BAD DEBT                           AND          END OF
            DESCRIPTION                        OF YEAR         EXPENSE       COLLECTIONS     DEDUCTIONS(1)    PERIOD
------------------------------------------------------------------------------------------------------------------------
  YEAR ENDED DECEMBER 31, 1996
    Allowance for doubtful accounts.........    $ 898           $3,614          $1,576          $(5,395)        $693
                                            ============================================================================

    Allowance for notes receivable..........    $  68           $   -           $   -           $    -          $ 68
                                            ============================================================================
  YEAR ENDED DECEMBER 31, 1995
    Allowance for doubtful accounts(2)......    $ 655           $  743          $  531          $(1,031)        $898
                                            ============================================================================

    Allowance for notes receivable..........    $ 309           $   68          $ (309)         $    -          $ 68
                                            ============================================================================
  YEAR ENDED DECEMBER 31, 1994
    Allowance for doubtful accounts.........    $ 698           $  178          $  662          $  (883)        $655
                                            ============================================================================

    Allowance for notes receivable..........    $  -            $  309          $   -           $    -          $309
                                            ============================================================================
  YEAR ENDED DECEMBER 31, 1993
    Allowance for doubtful accounts.........    $ 592           $   17          $1,435          $(1,346)        $698
                                            ============================================================================

(1) Accounts deemed to be uncollectible and (2) $542 of adjustments related to the acquisition of Gibbons and Reed.

                       CONSENT OF INDEPENDENT ACCOUNTANTS


         We consent to the incorporation by reference in the registration statement of Granite Construction Incorporated on Form S-8 (File No. 33-36482 and 33-36485) of our report dated February 14, 1996 (except Note 12, as to which the date is March 13, 1997) on our audits of the consolidated financial statements and the financial statement schedule of Granite Construction Incorporated, as of December 31, 1996 and 1995, and the years ended December 31, 1996, 1995 and 1994, which report is included in the Annual Report on Form 10-K on Page F-1.


San Jose, California
March 20, 1997

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 1997                    GRANITE CONSTRUCTION INCORPORATED


                                        By: /s/ William E. Barton
                                            -----------------------------------
                                            [William E. Barton, Vice President
                                             and Chief Financial Officer]

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 20, 1997, by the following persons in the capacities indicated.

/s/ Richard C. Solari                   Chairman of the Board
-----------------------------------     and Director
[Richard C. Solari]


/s/ David H. Watts                      President, Chief Executive Officer,
-----------------------------------     and Director
[David H. Watts]


/s/ William E. Barton                   Vice President and Chief Financial Officer
-----------------------------------     [Principal Accounting and Financial Officer]
[William E. Barton]


/s/ Joseph J. Barclay                   Director
-----------------------------------
[Joseph J. Barclay]


/s/ Richard M. Brooks                   Director
-----------------------------------
[Richard M. Brooks]


/s/ Brian C. Kelly                      Director
-----------------------------------
[Brian C. Kelly]


/s/ Rebecca A. McDonald                 Director
-----------------------------------
[Rebecca A. McDonald]


/s/ Denman K. McNear                    Director
-----------------------------------
[Denman K. McNear]


/s/ Raymond E. Miles                    Director
-----------------------------------
[Raymond E. Miles]

                          INDEX TO FORM 10-K EXHIBITS

Exhibit                                                                                                                    Page
  No.     Description                                                                                                      No.
-------   -----------                                                                                                     -----
3.1       Certificate of Incorporation of Granite Construction Incorporated                                                 [a]

3.2       Bylaws of Granite Construction Incorporated (as amended and restated effective
          February 27, 1991)                                                                                                [b]

10.1      Granite Construction Incorporated Employee Stock Ownership Plan, through amendments
          and Trust Agreement (**as to Trust Agreements only)                                                               [b]

10.1.a    Amendment 3 to the Granite Construction Incorporated Employee Stock Ownership Plan,
          through amendments and Trust Agreement (**as to Trust Agreements only)                                            [c]

10.1.b    Amendment 4 to the Granite Construction Incorporated Employee Stock Ownership Plan
          as of May 21, 1993                                                                                                [d]

10.1.c    Amendment 5 to the Granite Construction Incorporated Employee Stock Ownership Plan
          adopted December 16, 1993 and effective January 1, 1994                                                           [d]

10.1.d    Amendment 6 to the Granite Construction Incorporated Employee Stock Ownership Plan
          adopted December 15, 1994 and effective January 1, 1995                                                           [e]

10.1.e    Amendment 7 to Granite Construction Incorporated Employee Stock Ownership Plan and
          Amendment 1 to the Trust Agreement adopted December 19, 1995, effective January 1, 1996                           [g]

10.2      Amendment to and Restatement of the Granite Construction Company Profit Sharing and
          401K Plan adopted December 15, 1994 and effective January 1, 1995                                                 [e]

10.2.a    Amendment to and Restatement of Granite Construction Incorporated Profit Sharing and
          401K Plan and Trust Agreement adopted and effective as of December 15, 1994                                       [e]

10.2.b    Amendment 2 to the Granite Construction Incorporated Profit Sharing and 401K Plan and
          Amendment 2 to the Trust Agreement adopted March 20, 1995 and effective January 1, 1996                           [g]

10.2.c    Amendment 3 to the Granite Construction Incorporated Profit Sharing and 401K Plan adopted
          August 23, 1996 and effective January 1, 1997                                                                     25

10.3      1995 Granite Construction Company Incentive Compensation Plan                                                     [g]

10.4      Restated and Amended Granite Construction Incorporated 1990 Omnibus Stock and
          Incentive Plan effective December 31, 1994                                                                        [g]

10.5      Second Amended and Restated Credit Agreement dated and effective June 15, 1995                                    [g]

10.5.a    First Amendment to the Second Amended and Restated Credit Agreement adopted
          May 31, 1996 and effective June 30, 1996                                                                          28

10.5.b    Second Amendment to the Second Amended and Restated Credit Agreement adopted and
          effective December 31, 1996                                                                                       38

10.6      Form of Director and Officer Indemnification Agreement                                                            [a]

10.7      Form of Executive Officer Employment Agreement                                                                    [a]

10.8      Stock Purchase Agreement among Granite Construction Incorporated, Gibbons
          Company and all of the Shareholders of Gibbons Company, dated March 17, 1995                                      [f]

10.9      Restated Gibbons Company Profit Sharing and Retirement Plan adopted December
          30, 1994 and effective January 1, 1989                                                                             47

10.9.a    First Amendment to the Restated Gibbons Company Profit Sharing and Retirement Plan
          adopted March 29, 1995 and effective January 1, 1989                                                              151

10.9.b    Second Amendment to the Restated Gibbons Company Profit Sharing and Retirement Plan
          adopted April 27, 1995 and effective May 8, 1995 and May 31, 1995                                                 159

10.9.c    Third Amendment to the restated Gibbons Company Profit Sharing and Retirement Plan
          adopted June 23, 1995 and effective July 1, 1995                                                                  161

10.9.d    Fourth Amendment to the Restated Gibbons Company Profit Sharing and Retirement Plan
          adopted December 1, 1995                                                                                          163

10.9.e    Fifth Amendment to the Restated Gibbons Company Profit Sharing and Retirement Plan
          adopted July 16, 1996 and effective January 1, 1995                                                               165

10.10     Granite Construction Incorporated Key Management Deferred Compensation Plan
          adopted and effective January 1, 1996                                                                             167

10.11     Granite Construction Incorporated Key Management Deferred Incentive Compensation
          Plan adopted and effective January 1, 1996                                                                        173

11.1      Computation of Net Income per Share                                                                               179

21.1      List of Subsidiaries of Granite Construction Incorporated                                                         180

24.1      Consent of Coopers & Lybrand L.L.P. is contained on page 21 of this Report


[A] Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (No. 33-33795).

[B] Incorporated by reference to the exhibits filed with the Company's Form 10-K for the year ended December 31, 1991.

[C] Incorporated by reference to the exhibits filed with the Company's Form 10-K for the year ended December 31, 1992.

[D] Incorporated by reference to the exhibits filed with the Company's Form 10-K for the year ended December 31, 1993.

[E] Incorporated by reference to the exhibits filed with the Company's Form 10-K for the year ended December 31, 1994.

[F] Incorporated by reference to the exhibits filed with the Company's 8-K dated May 8, 1995.

[G] Incorporated by reference to the exhibits filed with the Company's 10-K for the year ended December 31, 1995.