Form 10-Q
period 1997-03-31
GRANITE CONSTRUCTION INC
filed 1997-05-15
CIK 861459

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                          QUARTER ENDED MARCH 31, 1997

                           Commission File No. 0-18350


                        GRANITE CONSTRUCTION INCORPORATED


    State of Incorporation:                  I.R.S. Employer Identification
          Delaware                                 Number:  77-0239383


                            Corporate Administration:

                              585 West Beach Street
                          Watsonville, California 95076
                                 (408) 724-1011

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 9, 1997.

             Class                                          Outstanding
 -----------------------------                           -----------------
 Common Stock, $0.01 par value                           18,276,066 shares

This report on Form 10-Q, including all exhibits, contains 20 pages. The exhibit index is located on page 19 of this report.

                        GRANITE CONSTRUCTION INCORPORATED


                                      INDEX

                                                                                                Page

PART I.     FINANCIAL INFORMATION

            Item 1.        Financial Statements

                           Condensed Consolidated Balance
                           Sheets as of March 31, 1997 and
                           December 31, 1996......................................................4

                           Condensed Consolidated Statements
                           of Income for the Three Months
                           Ended March 31, 1997 and 1996..........................................5

                           Condensed Consolidated Statements
                           of Cash Flows for the Three Months
                           Ended March 31, 1997 and 1996..........................................6

                           Notes to the Condensed Consolidated
                           Financial Statements................................................7-10

            Item 2.        Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations......................................................11-15


PART II.    OTHER INFORMATION

            Item 1.        Legal Proceedings...................................................none
            Item 2.        Changes in Securities...............................................none
            Item 3.        Defaults upon Senior Securities.....................................none
            Item 4.        Submission of Matters to a Vote
                           of Security Holders.................................................none
            Item 5.        Other Information...................................................none
            Item 6.        Exhibits and Reports on Form 8-K......................................17
                           Exhibit Index.........................................................19

                          PART I. FINANCIAL INFORMATION

                        GRANITE CONSTRUCTION INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


================================================================================

                                                                                               MARCH 31,            December 31,
                                                                                                 1997                  1996
---------------------------------------------------------------------------------------------------------------------------------
                                                                                             (UNAUDITED)
                                                              ASSETS

Current assets
     Cash and cash equivalents                                                             $         8,343        $      38,663
     Short-term investments                                                                         24,201               33,567
     Accounts receivable                                                                           115,365              124,124
     Costs and estimated earnings in excess of billings                                             26,370               29,494
     Inventories                                                                                    14,306               13,493
     Deferred income taxes                                                                          13,060               13,060
     Equity in joint ventures                                                                       20,841                5,371
     Other current assets                                                                            3,805                6,033
                                                                                           --------------------------------------

         Total current assets                                                                      226,291              263,805
---------------------------------------------------------------------------------------------------------------------------------

Property and equipment                                                                             190,789              178,515
---------------------------------------------------------------------------------------------------------------------------------

Other assets                                                                                        32,279               30,725
---------------------------------------------------------------------------------------------------------------------------------

                                                                                           $       449,359        $     473,045
=================================================================================================================================

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current maturities of long-term debt                                                  $        10,185        $      10,186
     Accounts payable                                                                               58,805               64,058
     Billings in excess of costs and estimated earnings                                             41,198               45,352
     Accrued expenses and other current liabilities                                                 40,652               51,667
                                                                                           --------------------------------------

         Total current liabilities                                                                 150,840              171,263
-----------------------------------------------------------------------------------------------------------------------------------

Long-term debt                                                                                      43,174               43,602
-----------------------------------------------------------------------------------------------------------------------------------

Deferred income taxes                                                                               24,575               24,575
-----------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity
     Preferred stock, $0.01 par value, authorized
         3,000,000 shares, none outstanding                                                              -                    -
     Common stock, $0.01 par value, authorized 27,000,000
         shares; 1997- issued and outstanding 18,277,552 shares;
         1996- issued 18,166,011 shares, outstanding
         18,125,653 shares                                                                             184                  182
     Additional paid-in capital                                                                     40,026               36,901
     Retained earnings                                                                             198,616              201,663
                                                                                             --------------------------------------
                                                                                                   238,826              238,746
     Unearned compensation                                                                          (8,056)              (5,141)

                                                                                             --------------------------------------

                                                                                                   230,770              233,605
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                             $     449,359        $     473,045
===================================================================================================================================

   The accompanying notes are an integral part of these financial statements.

                       GRANITE CONSTRUCTION INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)

================================================================================

THREE MONTHS ENDED MARCH 31,                                                   1997                  1996
--------------------------------------------------------------------------------------------------------------

Revenue                                                                    $     146,821        $     153,749
Cost of revenue                                                                  130,971              139,107
                                                                           -----------------------------------

      GROSS PROFIT                                                                15,850               14,642

General and administrative expenses                                               16,643               15,485
                                                                           -----------------------------------

      OPERATING LOSS                                                                (793)                (843)
--------------------------------------------------------------------------------------------------------------

Other income (expense)
   Interest income                                                                 1,480                1,954
   Interest expense                                                               (1,433)                (941)
   Gain on sales of property
      and equipment                                                                  620                  413
   Other, net                                                                        511                    7
                                                                           -----------------------------------

                                                                                   1,178                1,433
--------------------------------------------------------------------------------------------------------------

      INCOME BEFORE PROVISION
          FOR INCOME TAXES                                                           385                  590

Provision for income taxes                                                           142                  224
--------------------------------------------------------------------------------------------------------------

      NET INCOME                                                         $           243        $         366
==============================================================================================================

Net income per share                                                     $          0.01        $        0.02

Weighted average shares
   of common stock                                                                18,184               17,966

Dividends per share                                                      $          0.18        $        0.19
==============================================================================================================

   The accompanying notes are an integral part of these financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (UNAUDITED- IN THOUSANDS, EXCEPT PER SHARE DATA)



================================================================================

THREE MONTHS ENDED MARCH 31,                                                                 1997                 1996
---------------------------------------------------------------------------------------------------------------------------

Operating Activities
       Net income                                                                      $          243       $          366
       Add (deduct) noncash items included in net income:
          Depreciation, depletion and amortization                                              9,386                8,947
          Gain on sales of property and equipment                                                (620)                (413)
          Decrease in unearned compensation                                                       583                  492
       Cash provided by (used in):
          Accounts and notes receivable                                                         8,328               30,798
          Inventories                                                                            (813)              (2,539)
          Equity in joint ventures                                                            (15,470)              (1,857)
          Other assets                                                                          2,228                  594
          Accounts payable                                                                     (5,253)             (15,674)
          Billings in excess of costs and estimated earnings, net                                (880)             (16,975)
          Accrued expenses                                                                    (13,217)             (10,815)
                                                                                         ----------------------------------

                     Net cash used by operating activities                                    (15,485)              (7,076)
---------------------------------------------------------------------------------------------------------------------------

Investing Activities
       Additions to property and equipment                                                    (21,558)             (18,004)
       Proceeds from sales of property and equipment                                              740                  645
       Additions to notes receivable                                                              (92)                 (74)
       Repayments of notes receivable                                                             456                  143
       Additions to investments and other assets                                               (1,859)                (178)
       Purchases of short-term investments                                                     (3,794)              (9,382)
       Maturities of short-term investments                                                    13,160               28,042
                                                                                         ----------------------------------

                     Net cash provided (used) by investing activities                         (12,947)               1,192
---------------------------------------------------------------------------------------------------------------------------

Financing Activities
       Repayments of long-term debt                                                              (429)                (648)
       Employee stock options exercised                                                            93                  247
       Stock purchased and redistributed                                                         (464)                (526)
       Dividends paid                                                                          (1,088)                (894)
                                                                                         ----------------------------------

                     Net cash used by financing activities                                     (1,888)              (1,821)
---------------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                         (30,320)              (7,705)

Cash and cash equivalents at beginning of period                                               38,663               22,410
                                                                                         ----------------------------------

Cash and cash equivalents at end of period                                             $        8,343       $       14,705
===========================================================================================================================

Supplementary Information
Cash paid during the period for:
  Cash interest                                                                        $        1,435       $          941
  Income taxes                                                                                     32                  265

===========================================================================================================================

   The accompanying notes are an integral part of these financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION: The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position at March 31, 1997 and the results of operations and cash flows for the periods presented. The December 31, 1996 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2.       SHORT-TERM INVESTMENTS:

                                  ------------------------------------------      -----------------------------------------------
                                                     Held-To-Maturity                             Held-To-Maturity
                                                      March 31, 1997                             December 31, 1996
                                                       (Unaudited)
                                  Carrying  Unrealized  Unrealized    Fair        Carrying  Unrealized    Unrealized       Fair
                                    Value     Gains       Losses      Value         Value     Gains         Losses        Value
                                  --------  ----------  ----------- --------      --------  ----------    ----------   ----------
U.S. Government and Agency
   Obligations                    $ 4,003   $     -       $   -     $  4,003       $ 2,993     $   -       $     -     $  2,993
Commercial Paper                        -         -           -            -         3,977         -             -        3,977
Municipal Bonds                     6,006         1          (1)       6,006         6,011         6             -        6,017
Foreign Banker's Acceptances        3,494         -           -        3,494         7,420         1             -        7,421
Domestic Banker's Acceptances       2,944         -          (3)       2,941             -         -             -            -
                                  -------   -------       -----     --------       -------     -----       -------     --------
                                   16,447         1          (4)      16,444        20,401         7             -       20,408
                                  -------   --------      -----     --------       -------     -----       -------     --------

                                                Available-For-Sale                             Available-For-Sale
                                                  March 31, 1997                               December 31, 1996
                                                   (Unaudited)
                                  Carrying  Unrealized  Unrealized    Fair         Carrying   Unrealized    Unrealized    Fair
                                    Value     Gains       Losses     Value          Value        Gains         Losses    Value
                                  --------  ----------  ----------  --------      ---------   ----------    ----------  -------
U.S. Government and Agency
   Obligations                      2,987         -           (13)     2,974          9,146          3          (14)      9,135
Municipal Bonds                     3,970        14             -      3,984          4,020         23             -      4,043
Foreign Banker's Acceptances          797         -            (2)       795              -          -             -          -
                                  -------   -------       -------    -------      ---------     ------       ---------  -------
                                    7,754        14           (15)     7,753         13,166         26          (14)     13,178
                                  -------   -------       -------    -------      ---------     ------       ---------  -------

Total Short-Term Investments      $24,201   $    15       $   (19)   $24,197        $33,567     $   33       $  (14)    $33,586
                                  =======   =======       =======    =======      =========     ======       =========  =======

                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

2.          SHORT-TERM INVESTMENTS, CONTINUED:

                        There were no sales of investments classified as
            available-for-sale for the quarter ended March 31, 1997. At March 31, 1997, scheduled maturities of investments are as follows (unaudited):


-------------------------------------------------------------------------------------
                                                      Held-To-    Available-
                                                      Maturity     For-Sale   Total
--------------------------------------------         ----------   ---------  --------
Within one year                                      $16,447        $6,747   $23,194
After one year through five years                          -         1,007     1,007
--------------------------------------------         ----------     ------   -------
                                                     $16,447        $7,754   $24,201
====================================================================================


         For the three months ended March 31, 1997 and 1996, purchases and maturities of short-term investments were as follows:

                        ---------------------------------------------   ----------------------------------------------
                                        Three Months Ended                       Three Months Ended
                                          March 31, 1997                           March 31, 1996
                                           (Unaudited)                              (Unaudited)
                            Held-To-        Available                   Held-To-     Available
                            Maturity         For Sale         Total     Maturity     For Sale            Total
                        --------------  ------------------   --------   ---------------------------------------------
Purchases                  $  1,010          $ 2,784         $  3,794   $   7,177    $  2,205       $     9,382
Maturities                   11,000            2,160           13,160      23,000       5,042            28,042
                           --------          -------         --------   ---------    --------       -----------
Net change                 $ (9,990)         $   624         $ (9,366)  $ (15,823)   $ (2,837)      $   (18,660)
                           ========          =======         ========   =========    ========       ===========


3.          ACCOUNTS RECEIVABLE:

                                            MARCH 31,     DECEMBER 31,
                                              1997           1996
                                           ---------------------------
Construction contracts                     (UNAUDITED)
   Completed and in progress                $ 57,077      $  59,764
   Retentions                                 43,038         47,956
                                            --------       --------
                                             100,115        107,720
Construction material sales                   11,698         12,651
Other                                          4,244          4,446
                                            --------       --------
                                             116,057        124,817
Less allowance for doubtful accounts             692            693
                                            --------       --------
                                            $115,365       $124,124
                                            ========       ========

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

5. EQUITY IN JOINT VENTURES: The Company participates in various construction joint venture partnerships. Generally, each construction joint venture is formed to accomplish a specific project and is dissolved upon completion of the project. The combined assets, liabilities and net assets of these ventures are as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                    MARCH 31,        December 31,
                                                                                      1997               1996
--------------------------------------------------------------------------------------------------------------------
                                                                                  (UNAUDITED)
Assets
   Total                                                                             $167,256          $96,760
   Less other venturers' interest                                                     122,484           69,175
--------------------------------------------------------------------------------------------------------------
   Company's interest                                                                  44,772           27,585
--------------------------------------------------------------------------------------------------------------
Liabilities
   Total                                                                               89,929           75,408
   Less other venturers' interest                                                      65,998           53,194
--------------------------------------------------------------------------------------------------------------
   Company's interest                                                                  23,931           22,214
--------------------------------------------------------------------------------------------------------------

                                                                                    $  20,841          $ 5,371
==============================================================================================================

6.          PROPERTY AND EQUIPMENT:

                                                                      MARCH 31,   DECEMBER 31,
                                                                        1997         1996
                                                                    --------------------------
                                                                     (UNAUDITED)
          Land                                                        $  15,918     $ 15,328
          Quarry property                                                35,650       34,408
          Buildings and leasehold improvements                           12,973       12,973
          Equipment and vehicles                                        405,570      388,697
          Office furniture and equipment                                  5,604        5,485
                                                                      ---------     --------
                                                                        475,715      456,891
          Less accumulated depreciation,
           depletion and amortization                                   284,926      278,376
                                                                      ---------     --------
                                                                      $ 190,789     $178,515
                                                                      =========     ========

                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                            FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

7.          ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

                                                                       MARCH 31,   December 31,
                                                                         1997          1996
                                                                     ------------  ------------
                                                                      (UNAUDITED)
Payroll and related employee benefits                                  $12,177        $21,627
Accrued insurance                                                       17,064         19,997
Other                                                                   11,411         10,043
                                                                       -------        -------
                                                                       $40,652        $51,667
                                                                       =======        =======

8. STOCKHOLDERS' EQUITY: Under the terms of the Company's 1990 Omnibus Stock and Incentive Plan, 165,768 shares of restricted common stock were issued and 91,212 shares vested during the three months ended March 31, 1997. Unearned compensation is amortized over the restriction periods. Compensation expense related to restricted shares was $583 and $492 for the three months ended March 31, 1997 and 1996, respectively. The Company purchased, during the three months ended March 31, 1997, in satisfaction of certain officer's income tax liabilities related to the maturation of restricted stock issues, 22,019 shares which were redistributed along with the balance of treasury stock as new shares of restricted common stock.

         During the three months ended March 31, 1997, employee stock options for 8,150 shares at $11.33 per share were exercised.

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

12. RECLASSIFICATIONS: Certain prior year financial statement items have been reclassified to conform to the current year's presentation.

13. SUBSEQUENT EVENTS: On March 13, 1997, the Board of Directors declared a cash dividend of $0.06 plus a one-time special cash dividend of $0.12 per share of common stock to stockholders of record as of March 31, 1997 payable on April 18, 1997.

         On May 1, 1997, the Company purchased 20%, or 154,276 shares of the outstanding stock of TIC Holdings, Inc. ("TIC") for $12,096,781. The acquisition gives the Company a total 30% ownership of TIC. The transaction was financed under the Company's revolving line of credit with interest at 6.275% payable quarterly and principal payable semiannually over five years beginning December 1998. The investment will be accounted for using the equity method of accounting from the date of acquiring the additional 20% of ownership. Previously, the investment in TIC was recorded at cost.

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

Results of Operations

Revenue for the quarter ended March 31, 1997 was $146.8 million, a decrease of $6.9 million, or 4.5%, from last year. The decrease is primarily attributable to the completion of the San Joaquin Hills Toll Road in late 1996 and unusually wet weather in Texas.

For the three months ended March 31, 1997, revenue from public sector contracts decreased $6.8 million to $102.8 million, or 70.0% of total revenue, from $109.6 million, or 71.3% of total revenue in 1996. Revenue in the Company's primary geographical area, California, increased to $84.2 million, or 57.4% of total revenue, from $79.8 million, or 51.9% of total revenue as compared to the same period last year.

                            REVENUE BY MARKET SECTOR
                          THREE MONTHS ENDED MARCH 31,
                                 (IN MILLIONS)


                           1997                    1996
                          $         %             $       %
                        -----    -----          -----    -----
Public                  102.8     70.0%         109.6     71.3%
Private                  26.0     17.7%          28.6     18.6%
Materials                18.0     12.3%          15.5     10.1%
                        ---------------------------------------
                        146.8    100.0%         153.7    100.0%
                        =======================================

Backlog at March 31, 1997 was $934.1 million, a $309.8 million increase over March 31, 1996 and a $336.5 million increase from December 31, 1996. Major awards for the quarter include Granite's $303.1 million portion of the I-15 rebuild joint venture in Utah, a $16.8 million interchange in Arizona and an $11.0 million highway contract in Salt Lake City, Utah. The backlog at March 31, 1997 does not include three contracts awarded in April and May of 1997: a $27.9 million light rail project in Utah, an $18.8 million interchange in Nevada and an $11.8 million interchange project in California.

                               AWARDS AND BACKLOG
                                 END OF PERIOD
                                 (IN MILLIONS)

                        AWARDS                  BACKLOG
                        ------                  -------
1993
----
Q1                       $ 319.6                $ 487.3
Q2                         157.4                  501.9
Q3                         325.2                  643.4
Q4                         182.7                  659.7

1994
----
Q1                         111.8                  664.7
Q2                         149.0                  640.1
Q3                         194.9                  594.9
Q4                         128.2                  550.2

1995
----
Q1                         199.5                  644.4
Q2                         302.9                  720.6
Q3                         143.1                  557.2
Q4                         289.2                  590.1

1996
----
Q1                         188.0                  624.3
Q2                         259.9                  635.8
Q3                         382.5                  715.7
Q4                         106.2                  597.9

1997
----
Q1                         483.0                  934.1

The public sector backlog increased to 92.6% of total backlog from 88.1% at December 31, 1996 and 84.8% at March 31, 1996 reflecting the award during the first quarter of 1997 of the joint venture for the I-15 Corridor Reconstruction Project in Salt Lake City, Utah, for which the Company booked its 23% share, or $303.1 million. Work on this contract is expected to begin in late spring of 1997 with 25% completion for profit recognition not anticipated until the latter half of 1998.

                            BACKLOG BY MARKET SECTOR
                                 (IN MILLIONS)


                        MARCH 31, 1997        DECEMBER 31, 1996
                          $         %             $       %
                        -----    -----          -----    -----
Public                  864.6     92.6%         526.5     88.1%
Private                  69.5      7.4%          71.4     11.9%
                        ---------------------------------------
                        934.1    100.0%         597.9    100.0%
                        =======================================

Gross profit for the quarter ended March 31, 1997 was $15.9 million, or 10.8% of revenue, as compared to $14.6 million, or 9.5% of revenue, for the first quarter of 1996. Gross profit in the quarter was positively impacted by Branch Division profits on flood-related work and other new and continuing projects during the quarter, offsetting a decline in 1997 gross profit of the Heavy Construction Division resulting from the completion of the San Joaquin Hills Toll Road, which carried a higher than average gross profit margin, in late 1996.


General and administrative expenses for the three months ended March 31, 1997 were $16.6 million, or 11.3% of revenue, an increase of $1.2 million, or 7.5%, over the same period last year and an increase as a percent of revenue from 10.1% last year. Expenses for the first quarter of 1997 were impacted by the shifting of some operating costs to general and administrative costs as the Company has increased activity in estimating and bidding new work.


The net income for the quarter ended March 31, 1997, was $0.2 million, or $0.01 per share, a decrease of $0.2 million or $0.01 per share from the net income of $0.4 million, or $0.2 per share for the same period in 1996.

                            SEASONALITY OF BUSINESS
                       REVENUE AND NET INCOME BY QUARTER
                                 (IN MILLIONS)

                                                  NET
                        REVENUES                INCOME
                        --------                ------
1993
----
Q1                       $  77.5                $  (4.2)
Q2                         142.9                     -
Q3                         183.6                    5.8
Q4                         166.4                    2.9

1994
----
Q1                         106.7                   (2.1)
Q2                         173.6                    4.6
Q3                         240.2                   13.6
Q4                         172.9                    3.3

1995
----
Q1                         105.3                    1.2
Q2                         226.7                    8.3
Q3                         306.6                   13.2
Q4                         256.2                    5.8

1996
----
Q1                         153.7                    0.4
Q2                         248.5                    9.1
Q3                         302.7                   15.1
Q4                         223.9                    2.7

1997
----
Q1                         146.8                    0.2

OUTLOOK

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

President Clinton and the Republican congressional leadership have thrown transportation industry participants a curve ball with respect to the recently announced budget agreement. The agreement announced in early May would limit highway spending to no more than $22 billion per year over the next five years. This amount is significantly below the $26 billion level that can be supported by the Highway Trust Fund or even the amount of gas tax revenue that annually is deposited into the Highway Trust Fund. This funding level is also lower than the $26 to $27 billion funding levels that 59 senators and more than 230 members of the House of Representatives are on record supporting in the various highway program reauthorization bills proposed to date.

Furthermore, under this budget proposal, the balance in the Highway Trust Fund would be allowed to grow annually to offset spending in other areas of the budget, thus masking the true size of the federal deficit and allowing for achievement of a balanced budget, at least on paper. In our opinion, the apparent $2 billion per year increase in federal highway program funding is inadequate to resolve equity issues between donee and donor states as well as address the critical need for repair and replacement of the national highway system, which should be considered a national economic priority.

Looking at the state funding picture, the debate continues in California over how to pay for the unanticipated increase in cost to retrofit the San Francisco-Oakland Bay Bridge. Granite anticipates bidding these retrofit projects in joint venture but at the same time is supporting efforts to keep money from being siphoned out of the highway account for funding the retrofit effort.

We continue to see the evidence of an upturn in the private marketplace in California. We believe part of the early success of our Branch Division in the public sector is due to the reduced participation in the bidding process by those mostly smaller contractors that work predominately in the private sector. Moreover, we are encouraged by the nature and level of inquiries by private developers to discuss opportunities for the Company to perform site development work in California and the west. As of yet, however, it has not translated into increased backlog in our private market sector.

As we discussed recently in our Form 10-K, we are somewhat concerned by the potential shortage of skilled labor, particularly in areas like Salt Lake City, Utah, which we are addressing with increased investment in craft and technical training. Also, there is some concern that the Federal Reserve Board is contemplating additional increases in the discount rate, which would lead to higher interest rates and possibly put a damper on residential site development projects.

At the same time, the level of bidding activity within both divisions is very high and the size and scope of some of these projects, particularly for the Heavy Construction Division, are quite large. Examples include a $140 million lock and dam in Arkansas, a $235 million tunnel project in New Jersey, a $100 million sewage treatment project in Atlanta and a $252 million cut and cover highway in Boston. We are pursuing all of these projects in joint venture, as well as the $1 billion Foothill Corridor Toll Road in Orange County, California. As we have stated most recently in the 10-K, the impact of these projects, if we are successful, would not impact Granite's earnings until 1998 and beyond due to their size and the time it takes to reach the 25% threshold of completion for profit recognition.

We have completed our 30% investment in TIC Holdings, Inc., effective May 1, 1997, with a tender offer for 20% of outstanding stock of employee shareholders and will include our 30% portion of TIC earnings under the equity method of accounting beginning the second quarter of 1997.

Meanwhile, we are off to a very good start for the year, booking record new awards in the first quarter, leading to a record backlog, which gives us a more than ample springboard to grow our business going forward.

LIQUIDITY AND CAPITAL RESOURCES

-------------------------------------------------------------------------------------------------------
DOLLARS IN THOUSANDS                                                1997               1996
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents, March 31                              $  8,343           $ 14,705

Net cash provided (used) by:
      Operating activities                                        (15,485)            (7,076)
      Investing activities                                        (12,947)             1,192
      Financing activities                                         (1,888)            (1,821)

Capital expenditures                                               21,558             18,004

Working capital                                                    75,451             63,796

------------------------------------------------------------------------------------------------------

Cash used by operating activities of $15.5 million for the three months ended March 31, 1997 represents an $8.4 million decrease from the 1996 amount for the same period. The decrease primarily reflects the undistributed earnings of construction joint ventures. Changes in cash provided from operations reflect seasonal variations based on the amount and progress of work being performed.

Cash provided by investing activities in 1997 decreased $14.1 million primarily reflecting a $3.6 million increase in cash used to purchase property and equipment and a $9.3 million decrease in net maturities of short-term investments.

Cash used in financing activities for the three months ended March 31, 1997 remained consistent with the same period in 1996.

On May 1, 1997, the Company purchased 20%, or 154,276 shares, of the outstanding stock of TIC Holdings, Inc. for $12,096,781. The acquisition gives the Company a total 30% ownership of TIC. The transaction was financed under the Company's revolving line of credit with interest at 6.275% payable quarterly and principal payable semiannually over five years beginning December 1998. The investment will be accounted for using the equity method of accounting from the date of acquiring the additional 20% ownership. Previously, the investment in TIC was recorded at cost.

The Company's current borrowing capacity under its revolving line of credit is $50 million of which $25.9 million was available on March 31, 1997. The Company believes that its current cash balances combined with cash flows from operations and cash available under its revolving credit agreements, as renegotiated during 1997, will be sufficient to meet its operating needs, anticipated capital expenditure plans and other financial commitments at least through 1997.

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







                                  GRANITE CONSTRUCTION INCORPORATED




                                  By: /s/ William E. Barton
                                     ----------------------------
Date:   May 12, 1997                 William E. Barton
                                     Vice President and Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT
NUMBER           DESCRIPTION                                                                       PAGE

  11             Computation of Net Income per
                 Common and Common Equivalent
                 Share...........................................................................  20