Form 10-Q
period 1997-06-30
GRANITE CONSTRUCTION INC
filed 1997-08-15
CIK 861459

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                           QUARTER ENDED JUNE 30, 1997

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 1997.

              Class                                         Outstanding
 -----------------------------                           -----------------
 Common Stock, $0.01 par value                           18,265,725 shares

This report on Form 10-Q, including all exhibits, contains 21 pages. The exhibit index is located on page 20 of this report.

                        GRANITE CONSTRUCTION INCORPORATED


                                      INDEX

                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

         Item 1.     Financial Statements

                     Condensed Consolidated Balance
                     Sheets as of June 30, 1997 and
                     December 31, 1996.......................................4

                     Condensed Consolidated Statements
                     of Income for the Three Months and Six
                     Months Ended June 30, 1997 and 1996.....................5

                     Condensed Consolidated Statements
                     of Cash Flows for the Six Months
                     Ended June 30, 1997 and 1996............................6

                     Notes to the Condensed Consolidated
                     Financial Statements.................................7-11

         Item 2.     Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations.......................................12-15


PART II. OTHER INFORMATION

         Item 1.     Legal Proceedings....................................none
         Item 2.     Changes in Securities................................none
         Item 3.     Defaults upon Senior Securities......................none
         Item 4.     Submission of Matters to a Vote
                     of Security Holders....................................17
         Item 5.     Other Information....................................none
         Item 6.     Exhibits and Reports on Form 8-K.......................18
                     Exhibit Index..........................................20

                          PART I. FINANCIAL INFORMATION

                        GRANITE CONSTRUCTION INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


==========================================================================================================
                                                                                JUNE 30,      December 31,
                                                                                 1997            1996
---------------------------------------------------------------------------------------------------------
                                                                               (UNAUDITED)
                                     ASSETS
Current assets
     Cash and cash equivalents                                                  $  32,267       $  38,663
     Short-term investments                                                        11,806          33,567
     Accounts receivable                                                          158,934         124,124
     Costs and estimated earnings in excess of billings                            24,455          29,494
     Inventories                                                                   14,726          13,493
     Deferred income taxes                                                         13,060          13,060
     Equity in joint ventures                                                      21,521           5,371
     Other current assets                                                           4,945           6,033
                                                                                -------------------------

         Total current assets                                                     281,714         263,805
---------------------------------------------------------------------------------------------------------

Property and equipment                                                            196,810         178,515
---------------------------------------------------------------------------------------------------------

Other assets                                                                       47,488          30,725
---------------------------------------------------------------------------------------------------------

                                                                                $ 526,012       $ 473,045
==========================================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current maturities of long-term debt                                       $  11,176       $  10,186
     Accounts payable                                                              84,205          64,058
     Billings in excess of costs and estimated earnings                            48,915          45,352
     Accrued expenses and other current liabilities                                48,452          51,667
                                                                                -------------------------

         Total current liabilities                                                192,748         171,263
---------------------------------------------------------------------------------------------------------

Long-term debt                                                                     70,133          43,602
---------------------------------------------------------------------------------------------------------

Deferred income taxes                                                              24,575          24,575
---------------------------------------------------------------------------------------------------------

Stockholders' equity
     Preferred stock, $0.01 par value, authorized
         3,000,000 shares, none outstanding                                            --              --
     Common stock, $0.01 par value, authorized 27,000,000
         shares; 1997- issued and outstanding 18,268,048 shares;
         1996- issued 18,166,011 shares, outstanding
         18,125,653 shares                                                            184             182
     Additional paid-in capital                                                    39,769          36,901
     Retained earnings                                                            205,826         201,663
                                                                                -------------------------
                                                                                  245,779         238,746
     Unearned compensation                                                         (7,223)         (5,141)
                                                                                -------------------------

                                                                                  238,556         233,605
---------------------------------------------------------------------------------------------------------

                                                                                $ 526,012       $ 473,045
==========================================================================================================

The accompanying notes are an integral part of these financial statements

                        GRANITE CONSTRUCTION INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)


==============================================================================================
                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                JUNE 30,                      JUNE 30,
                                           1997           1996           1997          1996
----------------------------------------------------------------------------------------------
Revenue                                 $ 242,576      $ 248,499      $ 389,397      $ 402,248
Cost of revenue                           211,586        219,281        342,557        358,388
                                        ------------------------------------------------------

     GROSS PROFIT                          30,990         29,218         46,840         43,860

General and administrative expenses        18,473         16,780         35,116         32,265
                                        ------------------------------------------------------

     OPERATING PROFIT                      12,517         12,438         11,724         11,595
----------------------------------------------------------------------------------------------

Other income (expense)
   Interest income                          1,208          1,418          2,688          3,372
   Interest expense                        (1,762)          (837)        (3,195)        (1,778)
   Gain on sales of property
     and equipment                          1,684          1,747          2,304          2,160
   Other, net                                (460)           (39)            51            (32)
                                        ------------------------------------------------------

                                              670          2,289          1,848          3,722
----------------------------------------------------------------------------------------------

INCOME BEFORE PROVISION
   FOR INCOME TAXES                        13,187         14,727         13,572         15,317

Provision for income taxes                  4,880          5,596          5,022          5,820
----------------------------------------------------------------------------------------------

     NET INCOME                         $   8,307      $   9,131      $   8,550      $   9,497
==============================================================================================

Net income per share                    $    0.46      $    0.51      $    0.47      $    0.53

Weighted average shares
   of common stock                         18,186         18,052         18,264         18,017

Dividends per share                     $    0.06      $    0.06      $    0.24      $    0.25
==============================================================================================


The accompanying notes are an integral part of these financial statements

                        GRANITE CONSTRUCTION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)


================================================================================================

SIX MONTHS ENDED JUNE 30,                                                   1997         1996
------------------------------------------------------------------------------------------------
Operating Activities
       Net income                                                         $  8,550      $  9,497
       Add (deduct) noncash items included in net income:
          Depreciation, depletion and amortization                          19,197        18,273
          Gain on sales of property and equipment                           (2,304)       (2,160)
          Decrease in unearned compensation                                  1,159           984
       Cash provided by (used in):
          Accounts and notes receivable                                    (35,577)      (23,858)
          Inventories                                                       (1,233)       (3,110)
          Equity in joint ventures                                         (16,150)       (6,970)
          Other assets                                                       1,088           226
          Accounts payable                                                  20,147         1,231
          Billings in excess of costs and estimated earnings, net            8,871        (3,574)
          Accrued expenses                                                  (3,223)        6,129
                                                                            --------------------

                     Net cash provided (used) by operating activities          525        (3,332)
------------------------------------------------------------------------------------------------

Investing Activities
       Additions to property and equipment                                 (37,762)      (31,779)
       Proceeds from sales of property and equipment                         3,032         1,258
       Additions to notes receivable                                          (117)         (114)
       Repayments of notes receivable                                          772           226
       Investment in TIC Holdings, Inc.                                    (12,178)           --
       Additions to investments and other assets                            (5,200)          (84)
       Purchases of short-term investments                                 (13,521)      (16,871)
       Maturities of short-term investments                                 35,282        47,661
                                                                            --------------------

                     Net cash provided (used) by investing activities      (29,692)          297
------------------------------------------------------------------------------------------------

Financing Activities
       Additions to long-term debt                                          32,969         7,000
       Repayments of long-term debt                                         (5,448)       (8,391)
       Employee stock options exercised                                         93           598
       Stock purchased and redistributed                                      (464)         (526)
       Dividends paid                                                       (4,379)       (4,392)
                                                                            --------------------

                     Net cash provided (used) by financing activities       22,771        (5,711)
------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                       (6,396)       (8,746)

Cash and cash equivalents at beginning of period                            38,663        22,410
                                                                            --------------------

Cash and cash equivalents at end of period                                $ 32,267      $ 13,664
================================================================================================

Supplementary Information
     Cash paid during the period for:
          Interest                                                        $  3,195      $  1,778
          Income taxes                                                         257           346
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

                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION: The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position at June 30, 1997 and the results of operations and cash flows for the periods presented. The December 31, 1996 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         Interim results are subject to significant seasonal variations and the results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2.       SHORT-TERM INVESTMENTS:

                                            Held-To-Maturity                                 Held-To-Maturity
                                             June 30, 1997                                  December 31, 1996
                                              (Unaudited)
                                 Carrying  Unrealized  Unrealized    Fair    Carrying     Unrealized   Unrealized   Fair
                                   Value     Gains       Losses      Value     Value        Gains        Losses     Value
--------------------------------------------------------------------------   ---------------------------------------------
U.S. Government and Agency
   Obligations                   $    --      $--       $  --      $    --     $ 2,993       $  --       $  --     $ 2,993
Commercial Paper                      --       --          --           --       3,977          --          --       3,977
Municipal Bonds                    2,000       --          --        2,000       6,011           6          --       6,017
Foreign Banker's Acceptances          --       --          --           --       7,420           1          --       7,421
--------------------------------------------------------------------------------------------------------------------------
                                   2,000       --          --        2,000      20,401           7          --      20,408
==========================================================================   =============================================

                                           Available-For-Sale                              Available-For-Sale
                                             June 30, 1997                                 December 31, 1996
                                              (Unaudited)
                               Carrying  Unrealized  Unrealized    Fair     Carrying     Unrealized   Unrealized   Fair
                                 Value      Gains      Losses      Value      Value        Gains        Losses     Value
------------------------------------------------------------------------    ----------------------------------------------
U.S. Government and Agency
   Obligations                   5,039         --        --        5,039      9,146           3          (14)       9,135
Municipal Bonds                  3,970         12        --        3,982      4,020          23           --        4,043
Foreign Banker's Acceptances       797         --        (1)         796         --          --           --           --
--------------------------------------------------------------------------------------------------------------------------
                                 9,806         12        (1)       9,817     13,166          26          (14)      13,178
==========================================================================================================================

Total Short-Term Investments   $11,806      $  12     $  (1)     $11,817    $33,567        $ 33         $(14)     $33,586
========================================================================    ==============================================

                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


--------------------------------------------------------------------------------
2.       SHORT-TERM INVESTMENTS, CONTINUED:

                  There were no sales of investments classified as available-for-sale for the six months ended June 30, 1997. At June 30, 1997, scheduled maturities of investments are as follows (unaudited):

------------------------------------------------------------------------------------------
                                             Held-To-          Available-
                                             Maturity           For-Sale            Total
------------------------------------------------------------------------------------------
Within one year                               $2,000             $5,767            $ 7,767
After one year through five years                 --              4,039              4,039
------------------------------------------------------------------------------------------
                                              $2,000             $9,806            $11,806
==========================================================================================

                  For the six months ended June 30, 1997 and 1996, purchases and maturities of short-term investments were as follows:

                  ---------------------------------------    ---------------------------------------
                             Six Months Ended                           Six Months Ended
                               June 30, 1997                               June 30, 1996
                                 (Unaudited)                                (Unaudited)
                     Held-To-     Available                     Held-To-     Available
                     Maturity     For Sale       Total          Maturity     For Sale       Total
                  ---------------------------------------    ---------------------------------------
Purchases               $3,098       $10,423    $  13,521         $ 9,542      $  7,329   $   16,871
Maturities              27,535         7,747       35,282          36,300        11,361       47,661
                  ---------------------------------------    ---------------------------------------
Net change           $(24,437)      $  2,676    $(21,761)      $ (26,758)      $(4,032)   $ (30,790)
                  =======================================    ======================================


3.       ACCOUNTS RECEIVABLE:

                                                   JUNE 30,         December 31,
                                                    1997               1996
                                            ----------------------------------
                                                 (UNAUDITED)
Construction contracts
   Completed and in progress                        $ 91,417         $  59,764
   Retentions                                         42,851            47,956
                                            ----------------------------------
                                                     134,268           107,720
Construction material sales                           20,742            12,651
Other                                                  4,621             4,446
                                            ----------------------------------
                                                     159,631           124,817
Less allowance for doubtful accounts                     697               693
                                            ----------------------------------
                                                    $158,934          $124,124
                                            ==================================

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

5. EQUITY IN JOINT VENTURES: The Company participates in various construction joint venture partnerships. Generally, each construction joint venture is formed to accomplish a specific project and is dissolved upon completion of the project. The combined assets, liabilities and net assets of these ventures are as follows:


--------------------------------------------------------------------------------
                                                  JUNE 30,           December 31,
                                                    1997                1996
--------------------------------------------------------------------------------
                                                (UNAUDITED)
Assets
   Total                                          $212,339             $96,760
   Less other venturers' interest                  157,530              69,175
--------------------------------------------------------------------------------
   Company's interest                               54,809              27,585
--------------------------------------------------------------------------------
Liabilities
   Total                                           131,577              75,408
   Less other venturers' interest                   98,289              53,194
--------------------------------------------------------------------------------
   Company's interest                               33,288              22,214
--------------------------------------------------------------------------------
                                                 $  21,521            $  5,371
================================================================================


6.       PROPERTY AND EQUIPMENT:

                                                  JUNE 30,       December 31,
                                                   1997             1996
                                        -------------------------------------
                                               (UNAUDITED)
Land                                            $  15,883         $ 15,328
Quarry property                                    35,650           34,408
Buildings and leasehold improvements               17,171           12,973
Equipment and vehicles                            412,868          388,697
Office furniture and equipment                      5,687            5,485
                                        -------------------------------------
                                                  487,259          456,891
Less accumulated depreciation,
  depletion and amortization                      290,449          278,376
                                        -------------------------------------
                                                 $196,810         $178,515
                                        =====================================

                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------
7.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

                                                  JUNE 30,       December 31,
                                                   1997             1996
                                              ------------------------------
                                                (UNAUDITED)
Payroll and related employee benefits             $16,172          $21,627
Accrued insurance                                  17,905           19,997
Income taxes payable                                5,022                -
Other                                               9,353           10,043
                                              ------------------------------
                                                  $48,452          $51,667
                                              ==============================


8. STOCKHOLDERS' EQUITY: Under the terms of the Company's 1990 Omnibus Stock and Incentive Plan, 166,178 shares of restricted common stock were issued, 91,212 shares vested and 9,914 shares were forfeited during the six months ended June 30, 1997. Unearned compensation is amortized over the restriction periods. Compensation expense related to restricted shares was $576 and $492 for the three months ended and was $1,159 and $984 for the six months ended June 30, 1997 and 1996, respectively. During 1997, the Company purchased in satisfaction of certain officer's income tax liabilities related to the maturation of restricted stock issues, 22,019 shares which were redistributed along with the balance of treasury stock as new shares of restricted common stock.

         During the six months ended June 30, 1997, employee stock options for 8,150 shares at $11.33 per share were exercised.

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

12. EQUITY INVESTMENT: On May 1, 1997, the Company purchased 20%, or 154,276 shares of the outstanding stock of TIC Holdings, Inc. ("TIC") for $12,096,781. The acquisition gives the Company a total 30% ownership of TIC. The transaction was financed under the Company's revolving line of credit with interest at 6.275% payable quarterly and principal payable semiannually over five years beginning December 1998. The investment is accounted for using the equity method of accounting from the date of acquiring the additional 20% ownership. Previously, the investment in TIC was recorded at cost.

                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------
13. NEW ACCOUNTING PRINCIPLES: The FASB issued SFAS No. 128 Earnings Per Share in February 1997 effective for periods ending after December 15, 1997. SFAS No. 128 was issued to simplify the computation of Earnings Per Share (EPS) and to make the U.S. standard more compatible with the EPS standards of other countries. Prior period EPS will be restated after the effective date of this statement. The adoption of SFAS No. 128 should have no effect on earnings per share as the Company does not have a complex capital structure.

         In June 1997, the FASB issued SFAS No. 130 Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. To date, the only potential impact of adopting SFAS No. 130, which is effective for the Company in 1998, relates to reporting unrealized holding gains and losses on available-for-sale securities. Such unrealized gains and losses have historically been immaterial and have not affected equity. Therefore, the Company anticipates no material impact from adopting SFAS No. 130.

         In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company in 1998 and the impact of adoption has not been determined.

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


RESULTS OF OPERATIONS

Revenue for the quarter ended June 30, 1997 was $242.6 million, bringing the six month total to $389.4 million, a decrease of $5.9 million, or 2.4%, and $12.8 million, or 3.2%, respectively, over the same periods last year.


                      [REVENUE BY MARKET SECTOR PIE CHART]


                            REVENUE BY MARKET SECTOR
                           SIX MONTHS ENDED JUNE 30,
                                 (IN MILLIONS)

                        1997                           1996
                  $              %               $               %
                ----            ----            ----            ----
Public          264.5           67.9%           287.0           71.4%
Private          73.6           18.9%            73.6           18.3%
Materials        51.3           13.2%            41.6           10.3%
                -----------------------------------------------------
                389.4          100.0%           402.2          100.0%
                =====================================================




For the six months ended June 30, 1997, revenue from public sector contracts decreased $22.5 million to $264.5 million, or 67.9% of total revenue, from $287.0 million, or 71.4% of total revenue in 1996. Revenue from private sector contracts of $73.6 million, or 18.9% of total revenue, was unchanged from the six months ended June 30, 1996 level of $73.6 million, or 18.3% of total revenue. Revenue in the Company's primary geographical area, California, decreased to $206.8 million, or 53.1% of total revenue, from $216.6 million, or 53.8% of total revenue, last year.

                            [AWARDS & BACKLOG GRAPH]


                               AWARDS AND BACKLOG
                                 END OF PERIOD
                                 (IN MILLIONS)

                AWARDS          BACKLOG
                ------          -------
1993
----
 Q1            $ 319.6         $  487.3
 Q2              157.4            501.9
 Q3              325.2            643.4
 Q4              182.7            659.7

1994
----
 Q1              111.8            664.7
 Q2              149.0            640.1
 Q3              194.9            594.9
 Q4              128.2            550.2

1995
----
 Q1              199.5            644.4
 Q2              302.9            720.6
 Q3              143.1            557.2
 Q4              289.2            590.1

1996
----
 Q1              188.0            624.3
 Q2              259.9            635.8
 Q3              382.5            715.7
 Q4              106.2            597.9

1997
----
 Q1              483.0            934.1
 Q2              317.7          1,009.2

Backlog at June 30, 1997 was $1,009.2 million, a $373.4 million increase from June 30, 1996 and a $411.3 million increase from December 31, 1996. New awards for the quarter totaled $317.7 million and include a $27.9 million light rail project in Utah, an $18.8 million interchange reconstruction project in Nevada and a $17.4 million airport project in Sacramento, California. Awards for the quarter do not include a $75.7 million Florida highway contract awarded in August 1997.

                      [BACKLOG BY MARKET SECTOR PIE GRAPH]

                            BACKLOG BY MARKET SECTOR
                                 (IN MILLIONS)

                      JUNE 30, 1997                DECEMBER 31, 1996
                    $              %               $               %
                  ----            ----            ----            ----
Public            946.0           93.7%           526.5           88.1%
Private            63.2            6.3%            71.4           11.9%
                -------------------------------------------------------
                1,009.2          100.0%           597.9          100.0%
                =======================================================

The public sector backlog increased to 93.7% of total backlog from 88.1% at December 31, 1996 and 84.4% at June 30, 1996 primarily reflecting the award during the first quarter of 1997 to the Wasatch Constructors Joint Venture, of which the Company has a 23% participation, for the I-15 Corridor Reconstruction Project in Salt Lake City, Utah, which has contributed $305.5 million to the Company's public sector backlog. Work on this contract began during the second quarter of 1997 with 25% completion for profit recognition not anticipated until the latter half of 1998. Private sector backlog decreased $8.2 million from December 31, 1996 and $35.7 million from June 30, 1996.

Gross profit for the quarter ended June 30, 1997 was $31.0 million, or 12.8% of revenue, as compared to $29.2 million, or 11.8% of revenue, for 1996. The six month gross profit increased $2.9 million to $46.8 million, or 12.0% of revenue versus $43.9 million or 10.9% in 1996. The change in gross profit reflects overall strong margins in both operating divisions and the settlement of claims for revenue on work completed in prior years offset by lower gross profits due to the completion of the San Joaquin Hills Toll Road in late 1996 which carried a higher than average gross profit margin and which has yet to be replaced by gross profits on the new major projects in the Company's backlog.

General and administrative expenses for the three months ended June 30, 1997 increased $1.7 million to $18.5 million, or 7.6% of revenue, as compared to 6.8% of revenue for the same quarter of 1996. For the six months, general and administrative expenses increased $2.8 million to $35.1 million and as a percent of revenue to 9.0% versus 8.0% last year. The increases reflect an increased level of business development and estimating activities with new offices in Florida, Maryland and Nevada opening during the quarter and a change in the timing of bad debt collections versus write-offs.

Other income decreased $1.6 million for the quarter and $1.9 million for the six months ended June 30, 1997 primarily reflecting the Company's equity in the interest expense of a partnership that began expensing interest in the fourth quarter of 1996.

Net income for the quarter ended June 30, 1997 was $8.3 million, or $0.46 per share, a decrease of $0.8 million or $0.05 per share from the quarter ended June 30, 1996 net income of $9.1 million, or $0.51 per share. For the six months, net income was $8.6 million, or $0.47 per share, a $0.9 million, or $0.06 per share decrease from the prior year net income of $9.5 million, or $0.53 per share.


                      [SEASONALITY OF BUSINESS GRAPH]


                            SEASONALITY OF BUSINESS
                       REVENUE AND NET INCOME BY QUARTER
                                 (IN MILLIONS)

                                 NET
                REVENUE         INCOME
                ------          -------
1993
----
 Q1            $  77.5         $  (4.2)
 Q2              142.9             --
 Q3              183.6             5.8
 Q4              166.4             2.9

1994
----
 Q1              106.7            (2.1)
 Q2              173.6             4.6
 Q3              204.2            13.6
 Q4              172.9             3.3

1995
----
 Q1              105.3             1.2
 Q2              226.7             8.3
 Q3              306.6            13.2
 Q4              256.2             5.8

1996
----
 Q1              153.7             0.4
 Q2              248.5             9.1
 Q3              302.7            15.1
 Q4              223.9             2.7

1997
----
 Q1              146.8             0.2
 Q2              242.6             8.3

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

President Clinton and the G.O.P. controlled Congress have completed their budget agreement by appropriating approximately $23 billion for highway spending for the 1998 fiscal year. It was signed into law August 5, 1997. This amount is $3 billion higher than the previous year. Also on a positive note, the 4.3 cents gas tax used for the general fund has been transferred to the Highway Trust Fund. However, that money will not be spent, but will increase the fund surplus and, we believe, put pressure on Congress to appropriate transportation funds at higher levels. As said in previous filings, the balance in the Highway Trust Fund, would continue to grow annually to offset spending in other areas of the budget, thus masking the true size of the federal deficit and allowing for achievement of a balanced budget, at least on paper. In our opinion, the $3 billion increase is a step in the right direction but the federal highway program funding is inadequate to resolve equity issues between donee and donor states as well as address the critical need for repair and replacement of the national highway system, which should be considered a national economic priority.

Looking forward, Representative Schuster, Chairman of the House Transportation and Infrastructure Committee, is planning to introduce into the House a bill to authorize highway spending over the next three years starting at the $23 billion level and escalating to $32 billion in the third year or to an amount that fully utilizes the Highway Trust Fund. If that doesn't work, he will break the proposal down into one year increments. In the Senate, Senator John Warner is planning to introduce a similar transportation bill that would cover a six year period and funded "at an appropriate level."

The state funding picture is also starting to become clearer as the California's legislative leaders and Governor Wilson reached agreement on a $2.54 billion plan to build a new eastern span on the San Francisco-Oakland Bay Bridge and perform seismic upgrades on other state toll bridges. The agreement found a balance by increasing tolls $1 to a total of $2 on five Bay Area bridges for a minimum of eight years and providing $875 million in state transportation funds plus $650 million from a bond measure approved by state voters in March 1996. The good news is that the state transportation funds have not been decimated and will be available to fund these and other needed transportation projects. Granite anticipates bidding some of these retrofit projects in joint venture beginning in the fall.

Although not translated into increased private sector backlog, the strong economy both nationally and in the West which includes California, our largest marketplace, has provided substantial opportunities in the private market sector. We believe part of the success of our Branch Division in the public sector is due to the reduced participation in the public sector bidding process by those mostly smaller contractors that work predominately in the private sector. Additionally, in California, which generated 50% of Granite's second quarter revenue, economists believe that the economy ($1 trillion in value) will continue to achieve Gross State Products in excess of the national average into the next century, supporting our optimism in this important region.

Bidding activity within both divisions continues to be very strong and the size and scope of some of these projects, particularly for the Heavy Construction Division, are substantial. Granite has been able to translate the bidding opportunities into a record backlog just breaking the $1 billion level. With the prospects available on our bid list, we have the chance to increase backlog significantly and when combined with our "turn" business (work started and completed during the year), it will provide the opportunity for revenue growth and Granite's expected associated profitability.

Based on our success to date in capturing new work, the large number of prospects both public and private, and our geographic diversity throughout the continental U.S., we believe our near-term business has significant opportunities to allow the Company to prosper.

LIQUIDITY AND CAPITAL RESOURCES


----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Six Months Ended June 30,                      1997                   1996
----------------------------------------------------------------------------
Cash and cash equivalents, June 30           $ 32,267               $ 13,664

Net cash provided (used) by:
      Operating activities                        525                 (3,332)
      Investing activities                    (29,692)                   297
      Financing activities                     22,771                 (5,711)

Capital expenditures                           37,762                 31,779

Working capital                                88,966                 69,048
----------------------------------------------------------------------------

Cash provided by operating activities during the six months ended June 30, 1997, of $0.5 million represents a $3.9 million increase from the 1996 amount for the same period. The change relates to an increase in accounts payable, net of the increase to accounts receivable, of $7.2 million, and an increase in cash provided from the performance of contracts of $12.4 million, offset primarily by an increase in the undistributed earnings of construction joint ventures of $9.2 million. Changes in cash provided by operating activities primarily reflect normal seasonal variations in the cash flow on contracts and payables.

Investing activities in 1997 used $30.0 million more cash than during the six months ended June 30, 1996. Purchases of property, plants and equipment increased $6.0 million from 1996. The Company also used cash to purchase a $12.2 million additional investment in TIC Holdings, Inc., bringing the total investment to 30% (see Note 12, Equity Investment, of Notes to the Condensed Consolidated Financial Statements). Other investing activities include a decrease in net maturities of short-term investments of $9.0 million.

Financing activities in 1997 provided $28.5 million of cash in excess of the 1996 activity primarily reflecting an increase of $26.0 million in additions to long-term debt. Debt was used to pay for the $12.2 million investment in TIC Holdings, Inc. and to fund operations.

The Company renegotiated its revolving credit agreement during the quarter ended June 30, 1997. At June 30, 1997, the Company's borrowing capacity under its revolving line of credit is $75 million of which $26.4 million is available. The Company anticipates the cash generated internally and amounts available under its existing credit facilities will be sufficient to meet its operating needs, anticipated capital expenditure plans and other financial commitments at least through 1997.

                           PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

                        None


ITEM 2.        CHANGES IN SECURITIES

                        None


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

                        None


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               At the Company's Annual Meeting of Shareholders on May 19, 1997, the following members were elected to the Board of Directors:


                                AFFIRMATIVE    NEGATIVE        VOTES WITHHELD
                                   VOTES        VOTES      ABSTAINED       NONVOTE
                                -----------    -------     ---------    --------------
Richard M. Brooks               13,686,640       --         215,568       4,353,524
Raymond E. Miles                13,686,640       --         215,568       4,353,524


The following proposal was approved at the Company's Annual Meeting:


                                 AFFIRMATIVE    NEGATIVE        VOTES WITHHELD
                                    VOTES        VOTES      ABSTAINED       NONVOTE
                                 -----------    -------     ---------    --------------
To ratify the appointment of
Coopers & Lybrand, L.L.P. as
the independent accountants of
the Company for the fiscal year
ending December 31, 1997
                                 13,686,640       215,568        --         4,353,524

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


                                    GRANITE CONSTRUCTION INCORPORATED




                                 By:  /s/ William E. Barton
Date: August 12, 1997               ---------------------------------------
                                     William E. Barton
                                     Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION                                           PAGE
------            -----------                                           ----
  11              Computation of Net Income per
                  Common and Common Equivalent
                  Share..................................................21