Form 10-Q
period 1997-09-30
GRANITE CONSTRUCTION INC
filed 1997-11-14
CIK 861459

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        QUARTER ENDED SEPTEMBER 30, 1997

                           Commission File No. 0-18350


                        GRANITE CONSTRUCTION INCORPORATED


State of Incorporation:                           I.R.S. Employer Identification
Delaware                                          Number:  77-0239383


                            Corporate Administration:

                              585 West Beach Street
                          Watsonville, California 95076
                                 (408) 724-1011

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 7, 1997.

          Class                                                   Outstanding
-----------------------------                                  -----------------
Common Stock, $0.01 par value                                  18,265,375 shares

This report on Form 10-Q, including all exhibits, contains 20 pages. The exhibit index is located on page 19 of this report.

                        GRANITE CONSTRUCTION INCORPORATED

                                      INDEX

                                                                                      Page
                                                                                      ----
PART I.      FINANCIAL INFORMATION

             Item 1.  Financial Statements

                      Condensed Consolidated Balance
                      Sheets as of September 30, 1997 and
                      December 31, 1996..............................................4

                      Condensed Consolidated Statements
                      of Income for the Three Months and Nine
                      Months Ended September 30, 1997 and 1996.......................5

                      Condensed Consolidated Statements
                      of Cash Flows for the Nine Months
                      Ended September 30, 1997 and 1996..............................6

                      Notes to the Condensed Consolidated
                      Financial Statements...........................................7-11

             Item 2.  Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations..................................................12-15


PART II.     OTHER INFORMATION

             Item 1.  Legal Proceedings..............................................none
             Item 2.  Changes in Securities..........................................none
             Item 3.  Defaults upon Senior Securities................................none
             Item 4.  Submission of Matters to a Vote
                      of Security Holders............................................none
             Item 5.  Other Information..............................................none
             Item 6.  Exhibits and Reports on Form 8-K...............................17
                      Exhibit Index..................................................19


                          PART I. FINANCIAL INFORMATION

                       GRANITE CONSTRUCTION INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Per Share Data)


                                                                             September 30,   December 31,
                                                                                 1997            1996
                                                                               ---------      ---------
                                                                              (Unaudited)
                                 Assets
Current assets
  Cash and cash equivalents                                                    $  39,979      $  38,663
  Short-term investments                                                          18,154         33,567
  Accounts receivable                                                            189,742        124,124
  Costs and estimated earnings in excess of billings                              21,834         29,494
  Inventories                                                                     13,793         13,493
  Deferred income taxes                                                           13,060         13,060
  Equity in joint ventures                                                        20,164          5,371
  Other current assets                                                            10,735          6,033
                                                                               ---------      ---------
      Total current assets                                                       327,461        263,805
                                                                               ---------      ---------
Property and equipment                                                           193,529        178,515
                                                                               ---------      ---------
Other assets                                                                      43,879         30,725
                                                                               ---------      ---------
                                                                               $ 564,869      $ 473,045
                                                                               =========      =========

                    Liabilities and Stockholders' Equity

Current liabilities
  Current maturities of long-term debt                                         $  11,176      $  10,186
  Accounts payable                                                                75,816         64,058
  Billings in excess of costs and estimated earnings                              66,050         45,352
  Accrued expenses and other current liabilities                                  65,396         51,667
                                                                               ---------      ---------
      Total current liabilities                                                  218,438        171,263
                                                                               ---------      ---------
Long-term debt                                                                    70,114         43,602
                                                                               ---------      ---------
Deferred income taxes                                                             24,575         24,575
                                                                               ---------      ---------
Stockholders' equity
  Preferred stock, $0.01 par value, authorized
      3,000,000 shares, none outstanding                                              --             --
  Common stock, $0.01 par value, authorized 27,000,000
      shares; 1997- issued and outstanding 18,268,725 shares;
      1996- issued 18,161,611 shares, outstanding
      18,121,253 shares                                                              184            182
  Additional paid-in capital                                                      39,829         36,901
  Retained earnings                                                              218,382        201,663
                                                                               ---------      ---------
                                                                                 258,395        238,746
  Unearned compensation                                                           (6,653)        (5,141)
                                                                               ---------      ---------

                                                                                 251,742        233,605
                                                                               ---------      ---------
                                                                               $ 564,869      $ 473,045
                                                                               =========      =========

The accompanying notes are an integral part of these financial statements

                       GRANITE CONSTRUCTION INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Unaudited - In Thousands, Except Per Share Data)


                                          Three Months Ended            Nine Months Ended
                                             September 30,                 September 30,
                                          1997           1996           1997           1996
                                       ---------      ---------      ---------      ---------
Revenue                                $ 328,988      $ 302,646      $ 718,385      $ 704,894
Cost of revenue                          290,106        261,830        632,663        620,218
                                       ---------      ---------      ---------      ---------
  Gross profit                            38,882         40,816         85,722         84,676
                                       ---------      ---------      ---------      ---------
General and administrative expenses       19,517         17,221         54,633         49,486
                                       ---------      ---------      ---------      ---------
  Operating profit                        19,365         23,595         31,089         35,190
                                       ---------      ---------      ---------      ---------
Other income (expense)
 Interest income                           2,863          1,698          5,551          5,070
 Interest expense                         (1,929)        (1,156)        (5,124)        (2,934)
 Gain on sales of property
  and equipment                              263            306          2,567          2,466
 Other, net                                1,106           (163)         1,157           (195)
                                       ---------      ---------      ---------      ---------
                                           2,303            685          4,151          4,407
                                       ---------      ---------      ---------      ---------
  Income before provision
     for income taxes                     21,668         24,280         35,240         39,597

Provision for income taxes                 8,017          9,227         13,039         15,047
                                       ---------      ---------      ---------      ---------
  Net income                           $  13,651      $  15,053      $  22,201      $  24,550
                                       =========      =========      =========      =========

Net income per share                   $    0.74      $    0.83      $    1.21      $    1.36

Weighted average shares
   of common stock                        18,347         18,069         18,291         18,033

Dividends per share                    $    0.06      $    0.06      $    0.30      $    0.31
                                       =========      =========      =========      =========


The accompanying notes are an integral part of these financial statements

                       GRANITE CONSTRUCTION INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited- In Thousands, Except Per Share Data)



---------------------------------------------------------------------------------------
Nine Months Ended September 30,                                    1997          1996
---------------------------------------------------------------------------------------
Operating Activities
   Net income                                                    $ 22,201      $ 24,550
   Add (deduct) noncash items included in net income:
     Depreciation, depletion and amortization                      28,723        27,883
     Gain on sales of property and equipment                       (2,567)       (2,466)
     Decrease in unearned compensation                              1,729         1,475
   Cash provided by (used in):
     Accounts and notes receivable                                (66,973)      (38,152)
     Inventories                                                     (300)       (3,658)
     Equity in joint ventures and affiliates                       (3,559)      (14,179)
     Other assets                                                   1,113        (1,920)
     Accounts payable                                              11,758        12,848
     Billings in excess of costs and estimated earnings, net       18,008        10,036
     Accrued expenses                                              13,634        17,661
                                                                 --------      --------
           Net cash provided by operating activities               23,767        34,078
                                                                 --------      --------
Investing Activities
   Additions to property and equipment                            (44,337)      (38,965)
   Proceeds from sales of property and equipment                    3,968         7,298
   Additions to notes receivable                                     (121)         (639)
   Repayments of notes receivable                                     947           535
   Investment in TIC Holdings, Inc.                               (12,222)           --
   Additions to investments and other assets                       (7,816)       (1,038)
   Purchases of short-term investments                            (24,095)      (30,439)
   Maturities of short-term investments                            39,508        52,649
                                                                 --------      --------
           Net cash used by investing activities                  (44,168)      (10,599)
                                                                 --------      --------
Financing Activities
   Additions to long-term debt                                     32,969         7,000
   Repayments of long-term debt                                    (5,467)       (9,058)
   Employee stock options exercised                                   153           615
   Stock purchased and redistributed                                 (464)         (526)
   Dividends paid                                                  (5,474)       (5,479)
                                                                 --------      --------
           Net cash provided (used) by financing activities        21,717        (7,448)
                                                                 --------      --------
Increase in cash and cash equivalents                               1,316        16,031

Cash and cash equivalents at beginning of period                   38,663        22,410
                                                                 --------      --------
Cash and cash equivalents at end of period                       $ 39,979      $ 38,441
                                                                 ========      ========
Supplementary Information
   Cash paid during the period for:
     Interest                                                    $  5,124      $  2,934
     Income taxes                                                     312         2,950
                                                                 ========      ========

The accompanying notes are an integral part of these financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


1. BASIS OF PRESENTATION: The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position at September 30, 1997 and the results of operations and cash flows for the periods presented. The December 31, 1996 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

        Interim results are subject to significant seasonal variations and the results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

        RECLASSIFICATION: Certain financial statement items have been reclassified to conform to the current year's format.

2.      SHORT-TERM INVESTMENTS:

                                                     Held-To-Maturity                                   Held-To-Maturity
                                                    September 30, 1997                                 December 31, 1996
                                                       (Unaudited)
                                       Carrying   Unrealized  Unrealized       Fair      Carrying  Unrealized  Unrealized     Fair
                                        Value       Gains       Losses        Value       Value       Gains      Losses       Value
                                       -------     -------      -------      -------     -------     -------     -------     -------
U.S. Government and Agency
   Obligations                         $   999     $     1      $    --      $ 1,000     $ 2,993     $    --     $    --     $ 2,993
Commercial Paper                            --          --           --           --       3,977          --          --       3,977
Municipal Bonds                          5,029          --           (3)       5,026       6,011           6          --       6,017
Foreign Banker's Acceptances             1,982          --           --        1,982       7,420           1          --       7,421
                                       -------     -------      -------      -------     -------     -------     -------     -------

                                         8,010           1           (3)       8,008      20,401           7          --      20,408
                                       -------     -------      -------      -------     -------     -------     -------     -------


                                                    Available-For-Sale                                    Available-For-Sale
                                                    September 30, 1997                                     December 31, 1996
                                                       (Unaudited)
                                       Carrying   Unrealized  Unrealized       Fair      Carrying  Unrealized  Unrealized     Fair
                                        Value       Gains       Losses        Value       Value       Gains      Losses       Value
                                       -------     -------      -------      -------     -------     -------     -------     -------
U.S. Government and Agency
   Obligations                           6,432          --           (7)       6,425       9,146           3         (14)      9,135
Municipal Bonds                          2,914           5           --        2,919       4,020          23          --       4,043
Foreign Banker's Acceptances               798          --           --          798          --          --          --          --
                                       -------     -------      -------      -------     -------     -------     -------     -------
                                        10,144           5           (7)      10,142      13,166          26         (14)     13,178
                                       -------     -------      -------      -------     -------     -------     -------     -------

Total Short-Term Investments          $ 18,154     $     6      $   (10)     $18,150    $ 33,567     $    33     $   (14)    $33,586
                                      ========     =======      ========     =======    ========     =======     =======     =======


                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


2.      SHORT-TERM INVESTMENTS, CONTINUED:

               There were no sales of investments classified as available-for-sale for the nine months ended September 30, 1997. At September 30, 1997, scheduled maturities of are as follows (unaudited):


                                  Held-To-         Available-
                                  Maturity         For-Sale          Total
                                  --------          -------         --------
Within one year                     $8,010          $ 5,797         $ 13,807
After one year through five years        -            4,347            4,347
                                  --------          -------         --------

                                    $8,010          $10,144         $ 18,154
                                  ========          =======         ========

               For the nine months ended September 30, 1997 and 1996, purchases and maturities of short-term investments were as follows:

                         Nine Months Ended                       Nine Months Ended
                         September 30, 1997                      September 30, 1996
                            (Unaudited)                             (Unaudited)
               Held-To-      Available                  Held-To-     Available
               Maturity      For Sale      Total        Maturity      For Sale        Total
               --------      --------     --------      --------      --------      --------
Purchases      $ 10,109      $ 13,986     $ 24,095      $ 21,122      $  9,317      $ 30,439
Maturities       28,536        10,972       39,508        40,300        12,349        52,649
               --------      --------     --------      --------      --------      --------
Net change     $(18,427)     $  3,014     $(15,413)     $(19,178)     $ (3,032)     $(22,210)
               ========      ========     ========      ========      ========      ========


3.      ACCOUNTS RECEIVABLE:

                                        SEPTEMBER 30, December 31,
                                           1997          1996
                                        ------------  ------------
                                        (UNAUDITED)
Construction contracts
   Completed and in progress             $114,924     $ 59,764
   Retentions                              48,193       47,956
                                         --------     --------

                                          163,117      107,720
Construction material sales                23,527       12,651
Other                                       4,159        4,446
                                         --------     --------

                                          190,803      124,817
Less allowance for doubtful accounts        1,061          693
                                         --------     --------

                                         $189,742     $124,124
                                         ========     ========

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

5. EQUITY IN JOINT VENTURES: The Company participates in various construction joint venture partnerships. Generally, each construction joint venture is formed to accomplish a specific project and is dissolved upon completion of the project. The combined assets, liabilities and net assets of these ventures are as follows:

                                   September 30,  December 31,
                                        1997         1996
                                      --------     --------
                                     (Unaudited)
Assets
   Total                              $295,148     $ 96,760
   Less Other Venturers' Interest      221,671       69,175
                                      --------     --------
   Company's Interest                   73,477       27,585
                                      --------     --------

Liabilities
   Total                               217,662       75,408
   Less Other Venturers' Interest      164,349       53,194
                                      --------     --------

   Company's Interest                   53,313       22,214
                                      --------     --------


                                      $ 20,164     $  5,371
                                      ========     ========


6.      PROPERTY AND EQUIPMENT:

                                                      September 30, December 31,
                                                          1997         1996
                                                        --------     --------
                                                      (Unaudited)
Land                                                    $ 18,718     $ 15,328
Quarry property                                           34,236       34,408
Buildings and leasehold improvements                      17,175       12,973
Equipment and vehicles                                   415,025      388,697
Office furniture and equipment                             5,704        5,485
                                                        --------     --------

                                                         490,858      456,891
Less accumulated depreciation,
  depletion and amortization                             297,329      278,376
                                                        --------     --------

                                                        $193,529     $178,515
                                                        ========     ========

                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


7.      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

                                        September 30, December 31,
                                           1997        1996
                                          -------     -------
                                        (Unaudited)
Payroll and related employee benefits     $21,872     $21,627
Accrued insurance                          20,944      19,997
Income taxes payable                       13,092          --
Other                                       9,488      10,043
                                          -------     -------

                                          $65,396     $51,667
                                          =======     =======

8. STOCKHOLDERS' EQUITY: Under the terms of the Company's 1990 Omnibus Stock and Incentive Plan, 166,178 shares of restricted common stock were issued, 99,385 shares vested and 9,914 shares were forfeited during the nine months ended September 30, 1997. Unearned compensation is amortized over the restriction periods. Compensation expense related to restricted shares was $570 and $491 for the three months ended and was $1,729 and $1,475 for the nine months ended September 30, 1997 and 1996, respectively. During 1997, the Company purchased in satisfaction of certain officer's income tax liabilities related to the maturation of restricted stock issues, 24,342 shares which were redistributed along with the balance of treasury stock as new shares of restricted common stock.

        During the nine months ended September 30, 1997, employee stock options for 13,400 shares at $11.33 per share were exercised.

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

                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

12.     NEW ACCOUNTING PRINCIPLES, CONTINUED:

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

RESULTS OF OPERATIONS

Revenue for the quarter ended September 30, 1997 was $329.0 million, bringing the nine month total to $718.4 million, an increase of $26.3 million, or 8.7%, and $13.5 million, or 1.9%, respectively, over the same periods last year.

                            Revenue by Market Sector
                        Nine Months Ended September 30,
                                 (In Millions)

                           1997                   1996
                       $        %             $         %
Public                499.4     69.6%        503.6      71.5%
Private               124.6     17.3%        132.7      18.8%
Materials              94.4     13.1%         68.6       9.7%
                      -----    -----         -----     ------
                      718.4    100.0%        704.9     100.0%
                      =====    =====         =====     ======

For the nine months ended September 30, 1997, revenue from public sector contracts decreased $4.2 million to $499.4 million, or 69.6% of total revenue, from $503.6 million, or 71.5% of total revenue in 1996. Revenue from private sector contracts of $124.5 million, or 17.3% of total revenue, decreased 6.2% from the nine months ended September 30, 1996 level of $132.7 million, or 18.8% of total revenue. Revenue in the Company's primary geographical area, California, decreased to $371.6 million, or 51.7% of total revenue, from $375.6 million, or 53.3% of total revenue, last year.

Backlog at September 30, 1997 was $1,050.0 million, a $334.3 million increase from September 30, 1996 and a $452.1 million increase from December 31, 1996. New awards for the quarter totaled $369.7 million and include a $75.7 million interchange near Tampa, Florida and Granite's $72.4 million portion of a joint venture to construct a highway and tunnel project in Atlantic City, New Jersey.

                               Awards and Backlog
                                 End of Period
                                 (In Millions)

                             Awards        Backlog
                             ------        -------
   1993
   ----
    Q1                     $   319.6     $   487.3
    Q2                         157.4         501.9
    Q3                         325.2         643.4
    Q4                         182.7         659.7

   1994

    Q1                         111.8         664.7
    Q2                         148.9         640.1
    Q3                         194.9         594.9
    Q4                         128.2         550.2

   1995

    Q1                         199.5         644.4
    Q2                         302.9         720.6
    Q3                         143.1         557.2
    Q4                         289.2         590.1

   1996

    Q1                         188.0         624.3
    Q2                         259.9         635.8
    Q3                         382.5         715.7
    Q4                         106.1         597.9

   1997

    Q1                         483.0         934.1
    Q2                         317.7       1,009.2
    Q3                         369.7       1,050.0



The public sector backlog increased to 93.3% of total backlog from 88.1% at December 31, 1996 and 88.7% at September 30, 1996 primarily reflecting the award during the first quarter of 1997 to the Wasatch Constructors Joint Venture, of which the Company has a 23% participation, for the I-15 Corridor Reconstruction Project in Salt Lake City, Utah. Work on this contract began during the second quarter of 1997 with 25% completion for profit recognition not anticipated until the last quarter of 1998. Private sector backlog decreased $1.3 million from December 31, 1996 and $10.9 million from September 30, 1996.

                            Backlog by Market Sector
                                 (In Millions)
                   September 30, 1997     December 31, 1996
                   $        %             $         %
Public                979.9     93.3%        526.5      88.1%
Private                70.1      6.7%         71.4      11.9%
                    -------    ------        -----     ------
                    1,050.0    100.0%        597.9     100.0%
                    =======    ======        =====     ======

Gross profit for the quarter ended September 30, 1997 was $38.9 million, or 11.8% of revenue, as compared to $40.8 million, or 13.5% of revenue, for 1996. The nine month gross profit increased $1.0 million to $85.7 million, or 11.9% of revenue versus $84.7 million or 12.0% in 1996. The increase in the nine month gross profit reflects similar margins on higher revenue and the settlement of claims for revenue on work completed in prior years. The level of profit for both the quarter and the nine months as compared to 1996 reflects the absence of the San Joaquin Hills Toll Road Project completed in late 1996 which carried a higher than average gross profit margin.

General and administrative expenses for the three months ended September 30, 1997 increased $2.3 million to $19.5 million, or 5.9% of revenue, as compared to 5.7% of revenue for the same quarter of 1996. For the nine months, general and administrative expenses increased $5.1 million to $54.6 million and as a percent of revenue to 7.6% versus 7.0% last year. The increases reflect an increased level of business development and estimating activities with new offices in Florida, Maryland and Nevada and a change in the timing of bad debt collections versus write-offs.

Other income increased $1.6 million for the quarter and decreased $0.3 million for the nine months ended September 30, 1997. The increase for the quarter primarily reflects the Company's equity in joint ventures and affiliates.

Net income for the quarter ended September 30, 1997 was $13.7 million, or $0.74 per share, a decrease of $1.4 million or $0.09 per share from the quarter ended September 30, 1996 net income of $15.1 million, or $0.83 per share. For the nine months, net income was $22.2 million, or $1.21 per share, a $2.4 million, or $0.15 per share decrease from the prior year net income of $24.6 million, or $1.36 per share.

                             Seasonality of Business
                        Revenue and Net Income by Quarter
                                  (In Millions)


                                             Net
                             Revenue       Income
                             -------       ------
   1993
   ----

    Q1                     $    77.5     $    (4.2)
    Q2                         142.9             -
    Q3                         183.6           5.8
    Q4                         166.4           2.9

   1994

    Q1                         106.7          (2.1)
    Q2                         173.6           4.6
    Q3                         240.2          13.6
    Q4                         172.9           3.3

   1995

    Q1                         105.3           1.2
    Q2                         226.7           8.3
    Q3                         306.6          13.2
    Q4                         256.2           5.8

   1996

    Q1                         153.7           0.4
    Q2                         248.5           9.1
    Q3                         302.7          15.1
    Q4                         223.9           2.7

   1997

    Q1                         146.8           0.2
    Q2                         242.6           8.3
    Q3                         329.0          13.7

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

A stopgap measure toward reauthorization of the Intermodal Surface Transportation Efficiency Act of 1991 (ISTEA) was achieved recently when Congress passed a six-month extension of ISTEA. The President is expected to sign the bill, which makes $9.8 billion available to be spent on federal transportation programs until May 1, 1998. The bill also provides $5.5 billion in new funding to be distributed to states in accordance with each state's share of the 1997 obligation limitation. States would receive funding equal to 50%, but no more than 75%, of what they spent in fiscal year 1997. Congress will still have to pass a long-term federal transportation bill, but the near-term risk of states withholding projects from bidding because of funding concerns has been abated for the moment.

Our most immediate concern now shifts to California and the Professional Engineers in California Government, a public employee union that is advocating the so-called Competitive Bidding Initiative. Specifically, this initiative would make it nearly impossible for Caltrans and local public agencies to "contract out" design work to private sector engineering firms. Putting virtually all design and engineering project development work in the hands of state employees will create a significant bottleneck, affecting between $4 billion and $6 billion of public projects annually and prompting state and local projects to be delayed by at least 18 months, according to the Taxpayers Fed Up With More State Bureaucracy, a coalition of business, engineers, architects and taxpayers. The measure will be on the June, 1998 ballot in California, and the Company will be working vigorously to defeat it.

We believe given the level of backlog and the health of our "turn" business that we are on track to provide the opportunity to meet our expectations for revenue and earnings growth next year. One very large project, the I-15 rebuild, is expected to reach the 25% complete threshold in the fourth quarter of 1998, giving us further comfort in reaching our financial goals for next year.

Given the continued strength of the private sector and strong levels of public sector work, our Branch Division anticipates market conditions next year will be similar to 1997. Our Heavy Construction Division has some very exciting bidding opportunities upcoming in 1998, including the Bay Area toll bridge retrofit projects, the Alameda Corridor project in the Los Angeles Basin and numerous highway projects across the country.

Granite's 30% investment (completed in May 1997) and strategic alliance with TIC Holdings, Inc. ("TIC") has gotten off to a good start, symbolized by the award of a $108 million sewage treatment plant in Atlanta to a joint venture comprised of Western Summit (a wholly-owned subsidiary of TIC), TIC and Granite Construction Company (15% participation). This project has successfully combined each partner's individual skills and financial resources. Granite and TIC continue to work together identifying, marketing and bidding projects of common interest.


LIQUIDITY AND CAPITAL RESOURCES


(DOLLARS IN THOUSANDS)
Nine Months Ended September 30,                      1997                 1996
                                                   ---------            --------
Cash and cash equivalents, September 30            $ 39,979             $ 38,441

Net cash provided (used) by:
      Operating activities                           23,767               34,078
      Investing activities                          (44,168)             (10,599)
      Financing activities                           21,717               (7,448)

Capital expenditures                                 44,337               38,965

Working capital                                     109,023               89,044
                                                  ---------            ---------

Cash provided by operating activities during the nine months ended September 30, 1997, of $23.8 million represents an $10.3 million decrease from the 1996 amount for the same period. The change relates to an increase in accounts receivable and accounts payable, of $29.9 million, offset primarily by a decrease in equity in construction joint ventures and affiliates of $10.6 million. Changes in cash provided by operating activities primarily reflect normal seasonal variations in the cash flow on contracts and payables.

Investing activities in 1997 used $33.6 million more cash than during the nine months ended September 30, 1996. Purchases of property, plants and equipment increased $5.4 million from 1996. The Company also used cash to purchase a $12.2 million additional investment in TIC Holdings, Inc., bringing the total investment to 30%. Other investing activities include a decrease in net maturities of short-term investments of $6.8 million.

Financing activities in 1997 provided $29.2 million of cash in excess of the 1996 activity primarily reflecting an increase of $26.0 million in additions to long-term debt. Debt was used to pay for the $12.2 million investment in TIC Holdings, Inc. and to fund operations.

At September 30, 1997, the Company's borrowing capacity under its revolving line of credit is $75 million of which $26.4 million is available. The Company anticipates the cash generated internally and amounts available under its existing credit facilities will be sufficient to meet its operating needs, anticipated capital expenditure plans and other financial commitments at least through 1997.

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


                                  GRANITE CONSTRUCTION INCORPORATED




                                  By: /s/ William E. Barton
                                      ------------------------------------------
Date: November 11, 1997               William E. Barton
      -----------------               Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER       DESCRIPTION                                                    PAGE
------       -----------                                                    ----
  11         Computation of Net Income per
             Common and Common Equivalent
             Share...........................................................20
