Form 10-K
period 1997-12-31
GRANITE CONSTRUCTION INC
filed 1998-03-31
CIK 861459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-17124

                        GRANITE CONSTRUCTION INCORPORATED
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    77-0239383
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

585 WEST BEACH STREET, WATSONVILLE, CALIFORNIA           95076
(Address of principal executive offices)               Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (408) 724-1011
Securities registered pursuant to Section   12(b) of the Act:

     Title of each class              Name of each exchange on which registered
Common Stock, $0.01 par value                  New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was approximately $343,429,000 as of March 20, 1998 based upon the average of the high and low sales prices per share of the registrant's Common Stock as reported on the New York Stock Exchange on such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

At March 20, 1998, 18,255,266 shares of Common Stock, par value $0.01 of the registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held May 18, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997.

This report, including all exhibits and attachments, contains 462 pages. The exhibit index is on pages 24-25.

                                TABLE OF CONTENTS

                                                                                                                     Page
                                                                                                                      No.
                                                                                                                     ----
PART I..........................................................................................................        3
      Item 1.   BUSINESS........................................................................................        3
      Item 2.   PROPERTIES .....................................................................................        9
      Item 3.   LEGAL PROCEEDINGS ..............................................................................        9
      Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................        9

PART II.........................................................................................................       11
      Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                STOCKHOLDER MATTERS..............................................................................      11
      Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA............................................................       11

      Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS............................................................................      13
      Item 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................       18

      Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURES.......................................................................       19

PART III........................................................................................................       20
      Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................................       20
      Item 11.  EXECUTIVE COMPENSATION..........................................................................       20

      Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT......................................................................................       20
      Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................................       20

PART IV.........................................................................................................       21
      Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.................................       21

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

INTRODUCTION

      Granite Construction Incorporated, the "Company", is one of the largest heavy civil construction contractors and is the largest transportation contractor in the United States as ranked by Engineering News-Record magazine, May 1997. Granite operates throughout the United States, focusing primarily in the west, southwest and southeast and serves both public and private sector clients. Within the public sector, the Company concentrates on infrastructure projects, including the construction of roads, highways, bridges, dams, tunnels, canals, mass transit facilities and airports. Within the private sector, the Company performs site preparation services for buildings, plants, subdivisions and other facilities. Granite's participation in both the public and private sectors and its diverse mix of project types and sizes have contributed to the Company's revenue growth and profitability in various economic environments.

      Granite also owns and leases substantial aggregate reserves and owns 108 construction materials processing plants and one of the largest heavy construction contractor equipment fleets in the United States. The Company believes that the ownership of these assets enables it to compete more effectively by ensuring availability of these resources at a favorable cost.

      Granite Construction Incorporated was incorporated in Delaware in January 1990 as the holding company for Granite Construction Company, which was incorporated in California in 1922. Granite operates primarily through its wholly owned subsidiary, Granite Construction Company and has ten less significant wholly-owned subsidiaries.

RECENT DEVELOPMENT

      During 1997, the Company completed the purchase of a 30% minority interest in T.I.C. Holdings Inc. ("TIC") as part of its diversification strategy (See Business Strategy). The transaction included a 10% ownership interest acquired in 1996.

      TIC, founded in 1974, is one of the leading merit shop, general heavy industrial contractors in the U.S., and is ranked in the Top 20 in both the industrial and power marketplaces by Engineering News-Record Magazine. TIC performs all major disciplines including civil, structural steel erection, heavy mechanical, process piping and electrical/instrumentation. TIC has offices in Colorado, Georgia, California, Texas, Louisiana, Kansas, Nevada, Oregon and Wyoming.

      TIC operates both nationally and internationally. TIC had annual revenues of $420.5 million in 1997. By market sector, 57% of its 1997 revenue came from industrial/petrochemical projects, 24% from water/sewer/wastewater projects, 12% from power-related projects, and the remaining 7% derived from transportation-related and other work.

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

      In addition to cost and profitability estimates, Granite considers the availability of estimating and project building personnel as key factors when determining whether to bid on a project. Other factors considered include the client, the geographic location, Granite's competitive advantages and disadvantages relative to likely competitors for the project, current and projected workload, and the likelihood of follow-up work. Both operating divisions use a proprietary computer-based project estimating system which reflects Granite's significant accumulated experience. Granite believes that an exhaustive, detailed approach to a project's estimate and bid is important in order to best identify the project's risks and opportunities. The Company's estimates are comprehensive in nature, sometimes totaling hundreds of pages of analysis. Each project is broken into phases and line items, for which separate labor, equipment and material estimates are made. Once a project begins, the estimate provides Granite with a budget against which actual project cost is regularly measured, enabling Granite to manage its projects more effectively.

      The Branch Division. In 1997, Branch Division contract revenue and sales of aggregate products were $831.9 million (81% of Company revenue) as compared with $715.6 million (77% of Company revenue) in 1996. The Branch Division has both public and private sector clients. Public sector activities include both new construction and improvement of streets, roads, highways and bridges. For example, the branches widen and re-pave roads and modify and replace bridges. Major private sector contracts include site preparation for housing, including excavation, grading and street paving, and installation of curbs, gutters, sidewalks and underground utilities.

      The Company currently has 11 branch offices with 13 satellite operations. The Company's branch offices in California are located in Bakersfield, Hanford (Central Valley), Monterey Bay Area, Palm Springs (Southern California Region), Sacramento, San Jose, Santa Barbara and Stockton. The Company's branch offices outside of California are located in Arizona, Nevada and Utah. Each branch effectively operates as a local or regional construction company and its management is encouraged to participate actively in the local community. While individual branch revenues vary from year to year, in 1997 these revenues ranged from $33 million to $158 million.

      As part of the Company's strategy, many of Granite's branches mine aggregates and operate plants which process aggregates into construction materials for internal use and for sale to others. These activities provide both a source of profits and a competitive advantage to the Company's construction business. More than half of the aggregate products are used in the Company's construction projects. The remainder is sold to unaffiliated parties and accounted for $127.1 million of revenue in 1997, representing 12.4% of the Company's total 1997 revenue. The Company has significant aggregate reserves which it has acquired by ownership in fee or through long-term leases. It is the Company's objective to continue to own or lease adequate aggregate reserves.

      Heavy Construction Division. In 1997, revenue from HCD was $196.3 million (19% of Company revenue) as compared with $213.2 million (23% of Company revenue) in 1996. HCD projects are usually larger and more complex than those performed by the Branch Division. The Division has completed projects throughout the nation, including mass transit projects in the metropolitan areas of Atlanta, Baltimore, Los Angeles, San Francisco and Washington, D.C., and 27 major dam and tunnel projects in eight states.

      HCD builds infrastructure projects, including major highways, large dams, mass transit facilities, bridges, pipelines, canals, tunnels, waterway locks and dams and airport runways, and has engaged in contract mine stripping and reclamation and large site preparation. It also performs activities such as demolition, clearing, excavation, de-watering, drainage, embankment fill, structural concrete, concrete and asphalt paving, and tunneling.


      The Division markets, estimates, bids and provides management overview of its projects from its Watsonville headquarters and satellite estimating offices in Texas, Georgia, Florida and Maryland. Project staffs located at job sites have the managerial, technical, and clerical capacity to meet on-site project management requirements. HCD has the ability, if appropriate, to process locally sourced aggregates into construction materials using its own portable crushing, concrete and asphalt processing plants.

      HCD participates in joint ventures with other large construction companies from time to time. Joint ventures are used for large, technically complex projects where it is desirable to share risk and resources. Joint ventures provide independently prepared estimates, and shared financing, equipment and expertise.

      Privatization as a new market sector for the Division emerged in 1995 as the Company pioneered the use of public/private partnerships to fund the construction of public infrastructure projects which are not supported by traditional tax-based revenue sources. Two such projects have been successfully completed in joint venture - in 1995, the SR91 congestion relieving toll lanes project and, in 1996, the San Joaquin Hills Transportation Corridor. As an investor in the SR91 project, the Company participates in the partnership that will operate the toll road under a 35 year franchise agreement with the State of California. Except for these initial significant successes, the pursuit by HCD of additional contracts in this market has been frustrated by a public sector which is not yet ready to mix public and private sources of financing to produce needed transportation facilities. Granite has turned its attention to private sector projects where there appears to be potential to develop, design and build.

BUSINESS STRATEGY

      Granite's fundamental objective is to increase long-term shareholder value by focusing on consistent profitability from carefully managed revenue growth. Shareholder value is measured by the appreciation of the value of Granite stock over a period of years, and to a minor degree, a return from dividends. Further, it is a specific measure of the Company's financial success to achieve a Return on Net Assets ("RONA") greater than the cost of capital, creating "Granite Value Added". To accomplish these objectives, Granite employs the following strategies:

      Heavy/Highway Construction Focus - Granite concentrates its core competencies on this segment of the construction industry: the building of roads, highways, bridges, dams and tunnels, mass transit facilities and site preparation. This focus emphasizes the Company's specialized strengths which include earth moving, grading, paving and concrete structures.

      Vertical Integration of Aggregate Materials into Construction - Granite owns aggregate reserves and processing plants and by ensuring availability of these resources at favorable cost believes it has significant bidding advantages in many of its markets.

      Selective Bidding - Once Granite selects a job that meets our bidding criteria, the project is estimated using a highly detailed method with a proprietary estimating system which applies both contingency cost and margin to achieve the appropriate profit margin for the risk assumed.

      Diversification - To mitigate the risks inherent in construction and general economic factors, Granite pursues projects (i) in both the public and private sectors; (ii) for a wide range of customers within each sector (from the federal government to small municipalities and from large corporations to individual homeowners); (iii) in diverse geographic markets; (iv) of various sizes, durations and complexity; and (v) in the heavy industrial market segment.

      Decentralized Profit Centers - Granite addresses each selected market with a highly customer responsive organization through its decentralized structure. Each of Granite's branches and the Heavy Construction Division are individual profit centers.

      Management Incentives - The Company compensates its profit center managers with lower-than-market fixed salaries coupled with a substantial variable cash and restricted stock incentive element based on the annual profit performance of their respective profit centers.

      Ownership of Construction Equipment - By owning and carefully maintaining a large fleet of heavy construction equipment Granite effectively operates an internal leasing company, competing more effectively by ensuring availability of these resources at favorable cost.

      Controlled Expansion - The Company intends to continue its geographic expansion by selectively adding branches in the western United States, by pursuing major infrastructure projects throughout the nation and expanding into other construction market segments through acquisitions.

      Accident Prevention - Granite believes that the prevention of accidents is both a moral obligation and good business. By identifying and preventing potential accidents the Company continues to significantly reduce the costs associated with accidents.

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

CUSTOMERS

      The Company has customers in both the public and private sectors. The Branch Division's principal customers are state departments of transportation in California, Arizona, Nevada and Utah. In 1997, contracts with the California Department of Transportation represented 13.5% of the Company's revenue. Other Branch Division clients include county and city public works departments and developers and owners of industrial, commercial and residential sites. The principal clients of the Heavy Construction Division are in the public sector and currently include the U.S. Bureau of Reclamation, the State Departments of Highways and Public Transportation in Texas, Georgia, Utah, Florida and New Jersey, and the Metropolitan Water District of Southern California (See Note 2 of Notes to Consolidated Financial Statements).

      A breakdown of the Company's revenues for the last three years by market sector is as follows (in thousands):

                                              1997                     1996                    1995
                                     ---------------------------------------------------------------------
                                       AMOUNT       PERCENT     AMOUNT      PERCENT     AMOUNT     PERCENT
                                     ---------------------------------------------------------------------
Contract revenues
   Federal agencies ............     $   38,789       3.8%     $ 32,825       3.5%     $ 53,018       5.9%
   State agencies ..............        449,727      43.6       345,505      37.2       283,272      31.7
   Local public agencies .......        238,141      23.2       278,917      30.0       338,350      37.8
   Private sector ..............        174,479      17.0       178,053      19.2       129,028      14.4
Construction materials sales ...        127,069      12.4        93,499      10.1        91,128      10.2
                                     ---------------------------------------------------------------------
      Total ....................     $1,028,205     100.0%     $928,799     100.0%     $894,796     100.0%
                                     =====================================================================



BACKLOG

      The Company's backlog (anticipated revenue from uncompleted portions of existing contracts) was $909.8 million at December 31, 1997, up from $597.9 million at December 31, 1996. The Company's backlog was $590.1 million at the end of 1995. Approximately $380 million of the December 31, 1997 backlog will remain at December 31, 1998. The Company includes a construction project in its backlog at such time as a contract is awarded or a firm letter of commitment is obtained and funding is in place. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations".) The Company believes its backlog figures are firm, subject only to the cancellation and modification provisions contained in various contracts. Substantially all of the contracts in the backlog may be canceled or modified at the election of the client. However, the Company has not been materially adversely affected by contract cancellations or modifications in the past. (See "Business-Contract Provisions and Subcontracting.") A substantial percentage of the Company's anticipated revenue in any year is not reflected in its backlog at the start of the year due to the short duration of smaller Branch Division projects that are initiated and completed during such year ("Turn Business"). The following is a breakdown of backlog as of December 31, 1997(in millions):

                                                               1997                      1996                       1995
                                                               ----                      ----                       ----
                                                      AMOUNT        PERCENT      AMOUNT       PERCENT       AMOUNT       PERCENT
                                                      --------------------------------------------------------------------------
By Geographic Area:
      California.............................         $214.4          23.6%      $247.5         41.4%       $227.9         38.6%
      West (excluding California)............          379.5          41.7         72.6         12.1          79.2         13.4
      South/East.............................          315.9          34.7        277.8         46.5         283.0         48.0
                                                      --------------------------------------------------------------------------
                                                      $909.8         100.0%      $597.9        100.0%       $590.1        100.0%
                                                      ==========================================================================

By Market Sector:
      Federal agencies.......................          $29.7           3.3%      $ 28.7          4.8%       $ 17.5          3.0%
      State agencies.........................          674.9          74.2        374.8         62.7         354.3         60.0
      Local public agencies..................          144.9          15.9        123.0         20.6         152.6         25.9
      Private sector.........................           60.3           6.6         71.4         11.9          65.7         11.1
                                                      --------------------------------------------------------------------------
                                                      $909.8         100.0%      $597.9        100.0%       $590.1        100.0%
                                                      ==========================================================================

EQUIPMENT

      The Company purchases and maintains many pieces of equipment, including cranes, bulldozers, scrapers, graders, loaders, trucks, pavers, rollers, and construction materials processing plants. In 1997 and 1996, the Company spent approximately $45.4 million and $43.0 million, respectively, for construction equipment, plants and vehicles. The breakdown of the Company's construction equipment, plants and vehicles at December 31, 1997 is as follows:

      Heavy construction equipment.....................................      2,207  units
      Trucks, truck-tractors and trailers and vehicles.................      2,876  units
      Aggregate crushing plants........................................         38  plants
      Asphalt concrete plants..........................................         43  plants
      Portland cement concrete batch plants............................         25  plants
      Thermal Soil Remediation Plants..................................          2  plants

      The Company believes that ownership of equipment is preferable to leasing because ownership ensures the equipment is available as needed and normally results in lower equipment costs. The Company attempts to keep its equipment as fully utilized as possible by pooling equipment for use by both the Branch Division and the Heavy Construction Division. From time to time, the Company leases or rents equipment on a short-term basis.

EMPLOYEES

      On December 31, 1997, Granite employed 1,054 salaried employees, who work in management, estimating and clerical capacities, and 2,446 hourly employees. The total number of hourly personnel employed by the Company is subject to the volume of construction in progress. During 1997, the number of hourly employees ranged from 1,803 to 4,052 and averaged approximately 3,309. The Company is a party to craft collective bargaining agreements in many areas in which it is working.

      The Company believes its employees are its most valuable resource and that its workforce possesses a strong feeling of dedication to and pride in the Company. Among salaried and non-union hourly employees, this dedication is reinforced by 30% equity ownership through the Employee Stock Ownership Plan ("ESOP") and performance-based incentive compensation arrangements. The Company's 367 managerial and supervisory personnel have an average of 11 years of service with Granite.

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

      The Company acts as prime contractor on most of the construction projects it undertakes. The Company accomplishes the majority of its projects with its own resources and subcontracts specialized activities such as electrical and mechanical work. As prime contractor, the Company is responsible for the performance of the entire contract, including subcontract work. Thus, the Company is subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated. The Company generally requires its subcontractors to furnish bonds guaranteeing their performance. Affirmative action regulations require the Company to use its best efforts to employ certain types of subcontractors for a specified portion (historically ranging up to 25%) of contract work done for governmental agencies. Some of these subcontractors may not be able to obtain surety bonds. The Company has not incurred any material loss or liability on work performed by subcontractors to date.

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

ITEM 2.    PROPERTIES

      The Company owns and leases real property for use in its construction and aggregate mining and processing activities. The Company owns approximately 355,600 square feet of office and shop space and leases, pursuant to leases expiring in the year 2000, an additional 55,600 square feet of office and shop space. The Company owns approximately 10,200 acres of land of which 1,300 acres are un-permitted reserves available for future use and leases approximately 4,500 additional acres of land at sites in California, Nevada, Arizona and Utah. A majority of the land owned or leased by the Company is intended to serve as aggregate reserves. There are no encumbrances against owned property. The Company's leases for aggregate reserves generally limit the Company's interest in the reserves to the right to mine the reserves. These leases range from month-to-month leases to leases with expiration dates ranging from January 1998 to January 2038. The Company considers its available and future aggregate reserves adequate to meet operating needs. The Company pursues a plan of acquiring new sources of aggregate reserves to replenish those depleted and to assure future growth.

ITEM 3.    LEGAL PROCEEDINGS

      The Company is a party to a number of legal proceedings. The Company believes that the nature and number of these proceedings are typical for a construction firm of its size and scope and that none of these proceedings is material to the Company's financial position.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company has not submitted any matters to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT.

      The executive officers of the Company are as follows:

                                   Age        Position
                                   ---        --------
      David H. Watts                59        President, Chief Executive Officer and Director
      William E. Barton             53        Vice President, Chief Financial Officer
      Patrick M. Costanzo           59        Senior Vice President and Manager, Heavy Construction Division
      William G. Dorey              53        Senior Vice President and Manager, Branch Division

      Granite Construction Incorporated was incorporated in Delaware in January 1990 as the holding company for Granite Construction Company, which was incorporated in California in 1922. All dates of service for the executive officers of the registrant include the periods in which they served for Granite Construction Company.

      Mr. Watts joined the Company in 1987 as President and Chief Executive Officer and has served as a director since 1988. In 1997, Mr. Watts became a director of TIC Holdings, Inc., in which Granite Construction Incorporated owns a 30% interest. From 1984 until 1987, Mr. Watts served as President, Chief Executive Officer and a director of Ford, Bacon & Davis, Inc., an industrial engineering and construction firm. From 1965 until 1984, Mr. Watts was employed by an underwater services and construction firm in various capacities, including as President and Chief Operating Officer. He received a B.A. degree in economics from Cornell University in 1960.

      Mr. Barton has been an employee of the Company since 1980 and has served in various capacities, including Vice President and Chief Financial Officer since 1990, Controller in 1989, Treasurer in 1988 and Cash Manager from 1980 until 1988. In 1997, Mr. Barton became a director of TIC Holdings, Inc., in which Granite Construction Incorporated owns a 30% interest. He received a B.S. degree in accounting and finance from San Jose State University in 1967 and an M.B.A. degree from the University of Santa Clara in 1973.

      Mr. Costanzo has been an employee of the Company since 1970 and has served in various capacities, including Senior Vice President and Manager, Heavy Construction Division, since 1990, Vice President and Assistant Manager, Heavy Construction Division, from 1988 to 1989, and an Area or Project Manager with the Heavy Construction Division from 1972 to 1987. In 1997, Mr. Costanzo became a director of TIC Holdings, Inc., in which Granite Construction Incorporated owns a 30% interest. He received a B.S. degree in civil engineering from the University of Connecticut in 1960 and a M.S. degree in civil engineering from Stanford University in 1961.

      Mr. Dorey has been an employee of the Company since 1968 and has served in various capacities, including Senior Vice President and Manager, Branch Division since 1987, and as Vice President and Assistant Manager, Branch Division from 1983 to 1987. In 1997, Mr. Dorey became a director of TIC Holdings, Inc., in which Granite Construction Incorporated owns a 30% interest. He received a B.S. degree in construction engineering from Arizona State University in 1967.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

      On April 25, 1997, the Company commenced trading its common stock on the New York Stock Exchange under the ticker symbol GVA. The Company's move from NASDAQ Stock Market to the New York Stock Exchange is intended to improve trading efficiencies and liquidity, in an effort to promote enhanced shareholder value. See Quarterly Results in Item 7 for a two-year summary of quarterly dividends and high and low sales prices of the Company's stock.

      The Company expects to pay a quarterly cash dividend of $0.075 plus a special dividend of $0.12 per share of Common Stock to stockholders of record as of March 31, 1998 payable on April 17, 1998 (See Note 13 of Notes to Consolidated Financial Statements). Declaration and payment of dividends is within the sole discretion of the Company's Board of Directors, subject to limitations imposed by Delaware law, and will depend on the Company's earnings, capital requirements and financial conditions and such other factors as the Board of Directors deems relevant. As of March 20, 1998 there were 18,255,266 shares of Common Stock outstanding held by approximately 313 stockholders of record of the Company.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

      The selected Operations and Balance Sheet data set forth below have been derived from Consolidated Financial Statements of the Company, which have been audited by Coopers & Lybrand L.L.P., independent accountants.

SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

==================================================================================================================================
YEARS ENDED DECEMBER 31,                             1997          1996         1995         1994         1993         1992
----------------------------------------------------------------------------------------------------------------------------------
OPERATING SUMMARY
     Revenue                                      $1,028,205     $928,799     $894,796     $693,388     $570,379     $518,312
     Gross profit                                    111,730      110,655      111,963       89,988       50,743       50,578
            As a percent of revenue                     10.9%        11.9%        12.5%        13.0%         8.9%         9.8%
     General and administrative expenses              73,593       71,587       69,610       62,795       47,107       46,906
            As a percent of revenue                      7.2%         7.7%         7.8%         9.1%         8.3%         9.0%
     Income before cumulative effect of change
         in accounting principle *                    27,832       27,348       28,542       19,488        3,492        3,924
     Net income                                       27,832       27,348       28,542       19,488        4,492        3,924
            As a percent of revenue                      2.7%         2.9%         3.2%         2.8%         0.8%         0.8%

     Income per share before cumulative effect
         of change in accounting principle: *
            Basic                                 $     1.58     $   1.57     $   1.65     $   1.13     $   0.20     $   0.23
            Diluted                                     1.55         1.53         1.62         1.11         0.20         0.23
     Net income per share:**
            Basic                                       1.58         1.57         1.65         1.13         0.26         0.23
            Diluted                                     1.55         1.53         1.62         1.11         0.26         0.23
     Weighted average shares of common and
         common stock equivalents outstanding:
            Basic                                     17,598       17,471       17,277       17,256       17,250       17,250
            Diluted                                   17,961       17,832       17,649       17,526       17,422       17,409
----------------------------------------------------------------------------------------------------------------------------------

FINANCIAL POSITION SUMMARY
     Total assets                                 $  551,809     $473,045     $454,744     $349,098     $319,416     $316,978
     Cash, cash equivalents and short-term
         investments                                  72,769       72,230       66,992       48,638       48,810       54,139
     Working capital                                 103,910       92,542       77,179       65,537       64,619       66,329
     Current maturities of long-term debt             12,921       10,186       13,948       10,070       10,060       15,469
     Long-term debt                                   58,396       43,602       39,494       17,237       28,585       38,618
     Stockholders' equity                            257,434      233,605      209,905      182,692      164,338      158,594

     Book value per share                              14.09        12.89        11.74        10.37         9.37         9.07
     Dividends per share                          $     0.36     $   0.37     $   0.29     $   0.13     $   0.13     $   0.13
     Common shares outstanding                        18,266       18,126       17,885       17,622       17,534       17,477
----------------------------------------------------------------------------------------------------------------------------------

BACKLOG                                           $  909,793     $597,876     $590,075     $550,166     $659,738     $245,234
----------------------------------------------------------------------------------------------------------------------------------

==============================================================================================================
YEARS ENDED DECEMBER 31,                            1991         1990         1989         1988         1987
--------------------------------------------------------------------------------------------------------------
OPERATING SUMMARY
     Revenue                                      $564,060     $557,996     $504,084     $437,230     $380,519
     Gross profit                                   69,502       70,646       60,837       55,614       46,621
            As a percent of revenue                   12.3%        12.7%        12.1%        12.7%        12.3%
     General and administrative expenses            46,541       44,466       41,915       33,702       32,381
            As a percent of revenue                    8.3%         8.0%         8.3%         7.7%         8.5%
     Income before cumulative effect of change
         in accounting principle *                  17,622       18,811       14,211       15,009        8,594
     Net income                                     17,622       18,811       14,211       15,009        8,594
            As a percent of revenue                    3.1%         3.4%         2.8%         3.4%         2.3%

     Income per share before cumulative effect
         of change in accounting principle: *
            Basic                                 $   1.02     $   1.13     $   0.95     $   1.00     $   0.57
            Diluted                                   1.01         1.13         0.95         1.00         0.57
     Net income per share:**
            Basic                                     1.02         1.13         0.95         1.00         0.57
            Diluted                                   1.01         1.13         0.95         1.00         0.57
     Weighted average shares of common and
         common stock equivalents outstanding:
            Basic                                   17,250       16,575       15,000       15,000       15,000
            Diluted                                 17,415       16,622       15,000       15,000       15,000
--------------------------------------------------------------------------------------------------------------

FINANCIAL POSITION SUMMARY
     Total assets                                 $277,426     $260,426     $245,880     $205,847     $178,846
     Cash, cash equivalents and short-term
         investments                                54,973       50,451       46,306       44,911       41,959
     Working capital                                55,186       52,352       34,902       39,656       31,036
     Current maturities of long-term debt            7,669        7,887       14,228       12,497       10,806
     Long-term debt                                 14,816       19,084       39,707       44,328       49,542
     Stockholders' equity                          153,159      131,026       86,552       69,033       50,756

     Book value per share                             8.81         7.60         5.77         4.60         3.38
     Dividends per share                          $   0.13     $   0.10     $     --     $     --     $     --
     Common shares outstanding                      17,385       17,250       15,000       15,000       15,000
--------------------------------------------------------------------------------------------------------------

BACKLOG                                           $292,017     $368,384     $377,529     $231,338     $255,858
--------------------------------------------------------------------------------------------------------------


 * Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes".

** Effective December 31, 1997, the Company adopted Financial Accounting Standard No. 128 "Earnings Per Share." All prior period earnings per share amounts have been restated to reflect this adoption.

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

GENERAL

         Granite is one of the largest heavy civil contractors in the United States and is engaged in the construction of highways, dams, airports, mass transit facilities and other infrastructure-related projects. The Company has offices in California, Texas, Georgia, Nevada, Arizona, Florida, Oregon, Maryland and Utah.

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

         Revenue from construction contracts including construction joint ventures is recognized using the percentage-of-completion method of accounting, based upon costs incurred and projected costs. Revenue in an amount equal to cost incurred is recognized prior to contracts reaching 25% completion. The related earnings are not recognized until the period in which such percentage completion is attained. Cost of revenue consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance and repairs) and insurance costs. Depreciation is provided using accelerated methods for construction equipment. Contracts frequently extend over a period of more than one year and revisions in cost and profit estimates during construction are reflected in the accounting period in which the facts that require the revision become known. Losses on contracts, if any, are provided in total when determined, regardless of the degree of project completion. Claims for additional contract revenue are recognized in the period when it is probable that the claim will result in additional revenue and the amount can be reliably estimated. The foregoing as well as weather, stage of completion, and mix of contracts at different margins may cause fluctuations in gross profit between periods.

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

CURRENT YEAR

         REVENUE AND BACKLOG. During the year ended December 31, 1997, revenue increased $99.4 million (10.7%) to $1.028 billion. The increase in revenue is associated with higher levels of bidding opportunities and awards in our Branch Division. The Branch Division revenue increased $116.3 million to $831.9 million in 1997, from $715.6 million in 1996. Heavy Construction Division (HCD) revenue decreased $16.9 million to $196.3 million in 1997, from $213.2 million in 1996. The Company's revenue from public sector contracts increased to $726.6 million, or 70.6% of the Company's revenue in 1997, from $657.2 million, or 70.7% in 1996. Revenue from private sector contracts decreased $3.6 million to $174.5 million in 1997, and decreased from 19.2% of total revenue in 1996 to 17.0% of total revenue in 1997.


         The Company's backlog at December 31, 1997 was $909.8 million, up $311.9 million, or 52.2% over the same period in 1996. Backlog at December 31, 1997 includes the Company's 23% share of the I-15 Corridor Reconstruction project in Salt Lake City, Utah which was awarded in the first quarter of 1997. Work on our $320 million portion of the contract began during the second quarter of 1997 with 25% completion for profit recognition not expected until mid 1998. Management expects that approximately 58% of the work in the backlog at December 31, 1997 will be recognized as revenue during 1998. The Company believes its bidding opportunities in its major marketplaces remain strong (see "Outlook").

         GROSS PROFIT. For the year ended December 31, 1997, gross profit reached $111.7 million, a $1.0 million increase from 1996. As a percentage of revenue, gross profit decreased in 1997 to 10.9% from 11.9% in 1996, due in part to an increase in revenue recognized for contracts that had not reached the 25% completion threshold. Additionally, gross profit in 1997 reflects the absence of the San Joaquin Hills Toll Road Project completed in late 1996 which carried a higher than average gross profit margin.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include salaries, incentive compensation, retirement plans, costs associated with the Company's estimating and bidding activities, and other administrative costs. General and administrative expenses increased from $71.6 million, or 7.7% of revenue in 1996, to $73.6 million, or 7.2% of revenue in 1997. The increase reflects a higher level of costs to support the Company's increased revenue and bidding activities and increased personnel to support the Company's expansion into the South/East marketplace.

         OTHER INCOME (EXPENSES). Other income increased $1.7 million to $6.0 million in 1997. The increase was due an increase in the Company's equity in the earnings of its affiliates partially offset by higher interest expense associated with higher debt levels and a decrease in gains on sales of property and equipment.

         NEW ACCOUNTING PRONOUNCEMENTS. In June 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS 130 is effective for the Company in 1998 and its impact on adoption is not expected to be significant.

         In June 1997 the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operations decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS 131 is effective for the Company in 1998 and the impact of adoption has not been determined.

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

         Looking ahead, re-authorization of the federal transportation bill, often referred to as the "ISTEA" bill, is one of the most important issues facing Granite and its industry in 1998. Federal funding for needed repair and improvement of the nation's highway system expires May 1, 1998. If Congress fails to take action by then, new federal funding for roads, bridges and transit programs will cease. Some states, such as California, are currently enjoying the fruits of a healthy state economy, and have surplus highway building funds that could potentially be used to bridge any gap created by the lack of a federal program, at least for the next fiscal year. In most states, however, that is not the case, and the absence of federal highway funding could jeopardize many state highway projects in the short-term.

                  We are very encouraged, however, by the action taken most recently by the U.S. Senate. In previous communications with our shareholders, we had indicated that it appeared unlikely that any action on the highway bill would occur before the federal budget had been approved. Surprisingly, the Senate passed a six-year, $214 billion ISTEA re-authorization bill in March 1998, a 38% increase over the previous authorization. The leadership in the House has indicated that a companion bill will reach the floor by April 1. The House version calls for increases in funding to $217 billion and taking the Highway Trust Funds off-budget. A vote on the increase is expected to take place during the week of March 30,

1998. Taking the trust funds off-budget provides a mechanism to ensure that the authorized funding is actually spent. In previous years Congress didn't always appropriate funds to the same level as authorized under the earlier ISTEA. If the House could pass its bill by April 1, it would greatly increase the chances of a final bill being passed and signed by President Clinton near the May 1 deadline.

                  At the state level, our attention remains focused on the June primary election and Proposition 224, the so-called contracting-out initiative. The measure seeks to codify and expand a legal decision that precludes the California Department of Transportation from contracting out to private companies for design services at times when the agency does not have the capacity internally to design highway projects. If this initiative passes, it would decrease the throughput in the design process and offer contractors like Granite fewer projects on which to bid.

                  We are pleased by the recent upswing in the private sector, especially in California. According to the Construction Industry Research Board
(CIRB) private nonresidential building was the strongest construction sector in 1997. Moreover, residential building, as measured by new units in building permits, was up 27.2% at year-end compared to the totals at December, 1996. Another indicator of economic strength is job growth, and according to the CIRB, non-farm job growth increased an estimated 3.3% in 1997, up from a 2.2% increase in 1996.

                  Despite a still growing economy and the limited number of construction workers, the labor market has been stable and labor costs have not accelerated. We continue to expand our training and development efforts across the country to attract and retain talented employees at both engineer and craft levels.

                  We were very pleased with the 1997 return on our investment in TIC Holdings, Inc.. The company had a very good year, and it enters 1998 with a strong backlog and some excellent bidding opportunities. We were successful in teaming with TIC and its subsidiary, Western Summit, on a large sewage treatment plant in Atlanta and we continue to look for ways in which our two companies can pursue joint venture opportunities.

                  The size and the quality of the backlog that we take into 1998 provide Granite with the opportunity to achieve continued success in the coming year. We have some excellent bidding prospects this year to add to that backlog, including the $1.8 billion Alameda Corridor Project in Southern California, several large highway projects in the Southeastern U.S., and the San Francisco Bay Area bridge retrofit projects. We are pleased with the progress of the Interstate 15 project that we are building in joint venture in Salt Lake City, Utah. The project is somewhat ahead of schedule, and we now expect it will reach the 25% completion threshold, at which Granite recognizes earnings on a job, in the third, perhaps even the second quarter of 1998, instead of the fourth quarter, as previously estimated.

                  Based on strong economics in most of the regions in which it operates, our Branch Division, coming off the best year in its history, is expecting more of the same in 1998. The division is off to a good start, due largely to the boost it is getting from El Nino-related emergency storm repair projects.

                  In summary, we enter 1998 with a record backlog and have a number of exciting bidding opportunities in front of us. We still have to execute the work, but based on the strength of our backlog, increased public works expenditures, and the emergence of the private sector, we feel very confident that we can continue to grow our revenue and our earnings at the pace we expect of ourselves and which our investors and other stakeholders have come to expect.

PRIOR YEARS

                  REVENUE AND BACKLOG. During the year ended December 31, 1996, revenue increased $34.0 million (3.8%) to $928.8 million due to higher levels of bidding opportunities and awards in our Branch Division and a full year of Utah Branch activity in 1996. The Branch Division revenue increased $39.6 million to $715.6 million in 1996, from $676.0 million in 1995. Heavy Construction Division revenue decreased $5.6 million to $213.2 million in 1996, from $218.8 million in 1995. The Company's revenue from private sector contracts increased $49.1 million to $178.1 million, and went from 14.4% of total revenue in 1995 to 19.2% of total revenue in 1996. Revenue from public sector contracts decreased to $657.2 million, or 70.7% of the Company's revenue in 1996, from $674.7 million, or 75.4% in 1995.

                  During the year ended December 31, 1995, revenue increased $201.4 million (29.0%) to $894.8 million. The increase in revenue reflected a strong quality backlog, healthy Turn Business and the addition of the Company's new branch in Utah.

                  The Company's backlog at December 31, 1996 was $597.9 million, up $7.8 million, or 1.3% over the same period in 1995.

         GROSS PROFIT. For the year ended December 31, 1996, gross profit reached $110.7 million, a $1.3 million decrease from 1995. As a percentage of revenue, gross profit decreased in 1996 to 11.9% from 12.5% in 1995. Gross profit as a percentage of revenue in 1995 decreased to 12.5% from 13.0% in 1994.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $69.6 million, or 7.8% of revenue in 1995, to $71.6 million, or 7.7% of revenue in 1996. The increase reflects a full year of Utah Branch activity as well as an approximately $3.0 million increase to bad debt expense relating to one project. General and administrative expenses increased $8.8 million from 1994 primarily due to the addition of the Utah Branch and higher incentive compensation and retirement plan contributions.

         OTHER INCOME (EXPENSES). Other income increased $1.4 million to $4.3 million in 1996. The increase was influenced by $2.0 million of gain on sales of joint venture owned equipment which cannot be expected to be repeated in future years. Other income decreased $0.3 million to $3.0 million in 1995.

LIQUIDITY AND CAPITAL RESOURCES

                  -------------------------------------------------------------------
                  Dollars in thousands                 1997         1996         1995
                  -------------------------------------------------------------------
                  Cash and cash equivalents       $  54,359     $ 38,663     $ 22,410

                  Net cash provided (used) by:
                     Operating activities            63,798       61,424       69,622
                     Investing activities           (49,207)     (37,548)     (48,977)
                     Financing activities             1,105       (7,623)     (15,884)

                  Capital expenditures               48,448       46,139       36,006

                  Working Capital                   103,910       92,542       77,179
                  -------------------------------------------------------------------


         During 1997, cash provided from operations of $63.8 million was primarily used to purchase $48.4 million of property and equipment, to repay $16.5 million of long-term debt, to pay dividends of $6.6 million and repurchase $3.1 million of common stock. Changes in cash provided by operating activities primarily reflect normal variations in the cash flow on contracts and payables.

         The Company's practice has been to replace and replenish its equipment fleet with cash generated from operations. Cash purchases of property, plants and equipment increased $2.3 million from 1996 to 1997 and $10.1 million from 1995 to 1996. The increase in 1996 primarily reflected the Company's purchase of the Utah Branch in 1995.

         During 1997, the Company increased its investment in T.I.C. Holdings, Inc. by $12.2 million to approximately 30% from the 10% investment in 1996. The investment was financed by borrowings under the Company's revolving line of credit.

         In March of 1997, the Board of Directors authorized the Company to repurchase at management's discretion up to 500,000 shares of its own common stock on the open market. Future purchases are expected to be made using the Company's own cash resources. Shares repurchased will be held in the corporate treasury and will be used to cover contributions to the current Employee Stock Ownership Plan or for other corporate purposes.


         The Company has budgeted $66.0 million for capital expenditures in 1998, which includes amounts for construction equipment, aggregate and asphalt plants, buildings, leasehold improvements and the purchase of land and aggregate reserves. The Company anticipates that cash generated internally and amounts available under its existing credit facilities will be sufficient to meet its capital and other requirements, including contributions to employee benefit plans, for the foreseeable future. The Company currently has access to funds under its revolving credit agreement which allow it to borrow up to $75.0 million, of which $32.4 million was available at December 31, 1997.

         IMPACT OF THE YEAR 2000 ISSUE. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The issue arises if date-sensitive software recognizes a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Based on a recent assessment, the Company determined that it will not be required to materially modify or replace its software in response to the Year 2000 Issue. The Company has begun communications with its significant suppliers and large public and private sector customers to determine the extent to which the Company is vulnerable to those third parties' failure to solve their own Year 2000 Issue. However, there can be no guarantee that the systems of other companies or public agencies with which the Company does business will be timely converted, or that failure to convert by another company or public agency would not have a material adverse effect on the Company.

         The Company does not believe that the cost of addressing the impact on its computer systems of the Year 2000 Issue will be material to its business, results of operations, financial condition, liquidity or capital resources.

         SUBSEQUENT EVENTS. On January 23, 1998, the Board of Directors declared a special dividend of $0.12 per share of common stock in addition to a $0.075 per share quarterly dividend, payable on April 17, 1998 to stockholders of record as of March 31, 1998. The quarterly dividend represents a $0.015 per share increase over the quarterly dividends paid in 1997 of $0.06 per share.

         On March 19, 1998 the Company issued long-term debt in the amount of $60 million to a group of institutional holders. The notes are due in nine equal annual installments beginning in 2002 and bear interest at 6.54% per annum. Proceeds of the notes will be used to retire a portion of existing debt and for general corporate purposes.

QUARTERLY RESULTS

         The following table sets forth selected unaudited financial information for the Company for the eight quarters in the period ended December 31, 1997. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.

QUARTERLY FINANCIAL DATA
(Unaudited - In Thousands, Except for Per Share Data)

-----------------------------------------------------------------------------------------

1997 QUARTERS ENDED              DEC. 31        SEPT. 30         JUNE 30         MARCH 31
-----------------------------------------------------------------------------------------
Revenue                      $   309,820     $   328,988     $   242,576     $   146,821
Gross profit                      26,008          38,882          30,990          15,850
  As a percent of revenue            8.4%           11.8%           12.8%           10.8%
Net income                         5,631          13,651           8,307             243
  As a percent of revenue            1.8%            4.1%            3.4%            0.2%
Net income per share:
  Basic                      $      0.32     $      0.77     $      0.47     $      0.01
  Diluted                    $      0.31     $      0.76     $      0.46     $      0.01
-----------------------------------------------------------------------------------------

Dividends per share          $      0.06     $      0.06     $      0.06     $      0.18
Market price
 High                        $     24.00     $     24.06     $     21.25     $     24.75
 Low                         $     20.31     $     19.25     $     17.75     $     17.25
-----------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------

1996 QUARTERS ENDED              DEC. 31        SEPT. 30         JUNE 30         MARCH 31
-----------------------------------------------------------------------------------------
Revenue                      $   223,905     $   302,646     $   248,499     $   153,749
Gross profit                      25,979          40,816          29,218          14,642
  As a percent of revenue           11.6%           13.5%           11.8%            9.5%
Net income                         2,798          15,053           9,131             366
  As a percent of revenue            1.2%            5.0%            3.7%            0.2%
Net income per share:
  Basic                      $      0.16     $      0.86     $      0.52     $      0.02
  Diluted                    $      0.16     $      0.84     $      0.51     $      0.02
-----------------------------------------------------------------------------------------

Dividends per share          $      0.06     $      0.06     $      0.06     $      0.19
Market price
 High                        $     21.25     $     23.50     $     27.25     $     21.83
 Low                         $     18.00     $     18.25     $     19.00     $     18.00
-----------------------------------------------------------------------------------------



ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of the Registrant and auditor's report are included in Item 8 and appear following Item 14:

                  Report of Independent Accountants

                  Consolidated Balance Sheets - At December 31, 1997 and 1996

                  Consolidated Statements of Income - Years Ended December 31, 1997, 1996 and 1995

                  Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1997, 1996 and 1995

                  Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1996 and 1995

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

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the directors of the Company is set forth under the caption "Information about Granite - Management, Directors" in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held May 18, 1998. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth in
Part I of this report under the caption "Executive Officers of the Registrant."

ITEM 11.          EXECUTIVE COMPENSATION

         Information relating to executive compensation is set forth under the caption "Information about Granite - Compensation of Directors and Executive Officers" in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held May 18, 1998. Such information is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information relating to ownership of equity securities of the Company by certain beneficial owners and Management is set forth under the caption "Information about Granite - Stock Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held May 18, 1998. Such information is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information relating to certain relationships and related transactions is set forth under the caption "Information about Granite - Management, Certain Transactions with Management" in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held May 18, 1998. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The following documents are filed as part of this Report:

         (a) 1. FINANCIAL STATEMENTS. The following consolidated financial statements are filed as part of this Report:

                                                                                                      Form 10-K
                                                                                                        Pages
                                                                                                      ---------
                Report of Independent Accountants................................................            F-1
                Consolidated Balance Sheets at December 31, 1997 and 1996........................            F-2
                Consolidated Statements of Income for the Years Ended
                   December 31, 1997, 1996 and 1995..............................................            F-3
                Consolidated Statements of Stockholders' Equity for the
                   Years Ended December 31, 1997, 1996 and 1995..................................            F-4
                Consolidated Statements of Cash Flows for the Years Ended
                   December 31, 1997, 1996 and 1995..............................................            F-5
                Notes to the Consolidated Financial Statements...................................    F-6 to F-15

                  2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule of Granite Construction Incorporated for the years ended December 31, 1997, 1996 and 1995 is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Granite Construction Incorporated.

                                                                                                             Form 10-K
                                                                                                               Pages
                                                                                                             ---------
                  Report of Independent Accountants on Financial Statement Schedules....................        S-1

                  Schedule
                  --------

                  Schedule II       -    Schedule of Valuation and Qualifying Accounts..................        S-2


                  Schedules not listed above have been omitted because the required information is not applicable or is shown in the financial statements or notes.

                  3. EXHIBITS. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

         (b) REPORTS ON FORM 8-K. The registrant was not required to file any reports on Form 8-K during the fourth quarter of fiscal 1997.

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Stockholders and Board of Directors
Granite Construction Incorporated
Watsonville, California

                  We have audited the accompanying consolidated balance sheets of Granite Construction Incorporated and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Granite Construction Incorporated and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/  COOPERS & LYBRAND L.L.P.
----------------------------------
     Coopers & Lybrand L.L.P.


San Jose, California
February 13, 1998, except
Note 13, as to which the
date is March 19, 1998

                        GRANITE CONSTRUCTION INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

================================================================================================
DECEMBER 31,                                                                1997          1996
------------------------------------------------------------------------------------------------
                                              ASSETS

Current assets
       Cash and cash equivalents                                         $  54,359     $  38,663
       Short-term investments                                               18,410        33,567
       Accounts receivable                                                 168,968       124,124
       Costs and estimated earnings in excess of billings                   22,585        29,494
       Inventories                                                          12,251        13,493
       Deferred income taxes                                                13,365        13,060
       Equity in construction joint ventures                                12,951         5,371
       Other current assets                                                 11,394         6,033
                                                                         -----------------------

           Total current assets                                            314,283       263,805
------------------------------------------------------------------------------------------------

Property and equipment                                                     194,339       178,515
------------------------------------------------------------------------------------------------

Other assets                                                                43,187        30,725
------------------------------------------------------------------------------------------------

                                                                         $ 551,809     $ 473,045
================================================================================================

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Current maturities of long-term debt                              $  12,921     $  10,186
       Accounts payable                                                     80,809        64,058
       Billings in excess of costs and estimated earnings                   51,573        45,352
       Accrued expenses and other current liabilities                       65,070        51,667
                                                                         -----------------------

           Total current liabilities                                       210,373       171,263
------------------------------------------------------------------------------------------------

Long-term debt                                                              58,396        43,602
------------------------------------------------------------------------------------------------

Deferred income taxes                                                       25,606        24,575
------------------------------------------------------------------------------------------------

Commitments and contingencies                                                   --            --
------------------------------------------------------------------------------------------------

Stockholders' equity
       Preferred stock, $0.01 par value, authorized 3,000,000 shares,
          none outstanding                                                      --            --
       Common stock, $0.01 par value, authorized 27,000,000 shares;
             1997- issued and outstanding 18,266,375 shares;
             1996- issued 18,166,011 shares, outstanding
             18,125,653 shares                                                 183           182
       Additional paid-in capital                                           39,836        36,901
       Retained earnings                                                   223,498       201,663
                                                                         -----------------------
                                                                           263,517       238,746
       Unearned compensation                                                (6,083)       (5,141)
                                                                         -----------------------

                                                                           257,434       233,605
------------------------------------------------------------------------------------------------

                                                                         $ 551,809     $ 473,045
================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

=================================================================================================
YEARS ENDED DECEMBER 31,                                      1997           1996          1995
-------------------------------------------------------------------------------------------------
Revenue                                                   $ 1,028,205     $ 928,799     $ 894,796
Cost of revenue                                               916,475       818,144       782,833
                                                          ---------------------------------------

              GROSS PROFIT                                    111,730       110,655       111,963

General and administrative expenses                            73,593        71,587        69,610
                                                          ---------------------------------------
              OPERATING INCOME                                 38,137        39,068        42,353
-------------------------------------------------------------------------------------------------

Other income (expense)
         Interest income                                        7,941         6,330         6,395
         Interest expense                                      (7,515)       (4,367)       (3,443)
         Gain on sales of property and equipment                2,463         3,458            31
         Other, net                                             3,152        (1,080)          (32)
                                                          ---------------------------------------

                                                                6,041         4,341         2,951
-------------------------------------------------------------------------------------------------

              INCOME BEFORE PROVISION FOR INCOME TAXES         44,178        43,409        45,304

Provision for income taxes                                     16,346        16,061        16,762
-------------------------------------------------------------------------------------------------

              NET INCOME                                  $    27,832     $  27,348     $  28,542
=================================================================================================


-------------------------------------------------------------------------------------------------
Net income per share
         Basic                                            $      1.58     $    1.57     $    1.65
         Diluted                                          $      1.55     $    1.53     $    1.62

Weighted average shares of common and
   common stock equivalents outstanding
         Basic                                                 17,598        17,471        17,277
         Diluted                                               17,961        17,832        17,649

Dividends per share                                       $      0.36     $    0.37     $    0.29
=================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

==================================================================================================================================

                                                                        ADDITIONAL
                                                            COMMON       PAID-IN         RETAINED        UNEARNED
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997                STOCK        CAPITAL         EARNINGS      COMPENSATION         TOTAL
----------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1994                                  $178       $ 29,021        $ 156,022        $(2,529)       $ 182,692
     Net income                                                --             --           28,542             --           28,542
     Restricted stock issued - 163,611 shares                   1          2,134               --         (2,135)              --
     Amortized restricted stock                                --             --               --          1,549            1,549
     Employee stock options exercised and
              related tax benefit - 98,517 shares              --          1,345               --             --            1,345
     Repurchase of common stock - 40,000 shares                --           (762)              --             --             (762)
     Common stock contributed to ESOP - 40,000 shares          --            762               --             --              762
     Cash dividends on common stock                            --             --           (5,049)            --           (5,049)
     Tax benefit from ESOP dividends                           --             --              826             --              826
----------------------------------------------------------------------------------------------------------------------------------

BALANCES, DECEMBER 31, 1995                                   179         32,500          180,341         (3,115)         209,905
     Net income                                                --             --           27,348             --           27,348
     Restricted stock issued - 182,089 shares, net              1          3,993               --         (3,994)              --
     Amortized restricted stock                                --             --               --          1,968            1,968
     Employee stock options exercised and
          related tax benefit- 59,350 shares                    2            934               --             --              936
     Repurchase of common stock - 107,608 shares               --         (2,076)              --             --           (2,076)
     Common stock contributed to ESOP - 80,000 shares          --          1,550               --             --            1,550
     Cash dividends on common stock                            --             --           (6,760)            --           (6,760)
     Tax benefit from ESOP dividends                           --             --              734             --              734
----------------------------------------------------------------------------------------------------------------------------------

BALANCES, DECEMBER 31, 1996                                   182         36,901          201,663         (5,141)         233,605
     Net income                                                --             --           27,832             --           27,832
     Restricted stock issued - 156,264 shares, net              1          3,240               --         (3,241)              --
     Amortized restricted stock                                --             --               --          2,299            2,299
     Employee stock options exercised and
          related tax benefit- 21,900 shares                   --            350               --             --              350
     Repurchase of common stock - 167,442 shares               --         (3,011)            (126)            --           (3,137)
     Common stock contributed to ESOP - 130,000 shares         --          2,356               --             --            2,356
     Cash dividends on common stock                            --             --           (6,578)            --           (6,578)
     Tax benefit from ESOP dividends                           --             --              707             --              707
----------------------------------------------------------------------------------------------------------------------------------

BALANCES, DECEMBER 31, 1997                                  $183       $ 39,836        $ 223,498        $(6,083)       $ 257,434
==================================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

============================================================================================================
YEARS ENDED DECEMBER 31,                                                     1997         1996         1995
------------------------------------------------------------------------------------------------------------
Operating Activities
       Net income                                                        $ 27,832     $ 27,348     $ 28,542
       Add (deduct) noncash items included in net income:
          Depreciation, depletion and amortization                         38,219       37,775       32,481
          Gain on sales of property and equipment                          (2,463)      (3,458)         (31)
          Deferred income taxes                                               726        3,962       (5,825)
          Decrease in unearned compensation                                 2,299        1,968        1,549
          Common stock contributed to ESOP                                  2,356        1,550          762
          Equity in (earnings) loss of affiliates                            (733)       1,648           --
       Cash provided by (used in):
          Accounts and notes receivable                                   (43,072)      15,990      (24,092)
          Inventories                                                       1,242       (3,313)       1,541
          Equity in construction joint ventures                            (7,580)      (5,161)       3,225
          Other assets                                                        864         (277)      (1,239)
          Accounts payable                                                 16,751       (3,998)      17,483
          Billings in excess of costs and estimated earnings, net          13,130       (9,739)      11,684
          Accrued expenses                                                 14,227       (2,871)       3,542
                                                                         ----------------------------------
                     Net cash provided by operating activities             63,798       61,424       69,622
------------------------------------------------------------------------------------------------------------

Investing Activities
       Additions to property and equipment                                (48,448)     (46,139)     (36,006)
       Proceeds from sales of property and equipment                        4,688        8,027        3,364
       Acquisition, net of cash acquired                                       --           --       (1,280)
       Investment in affiliates                                           (13,689)      (8,566)          --
       Additions to notes receivable                                         (203)        (874)      (1,083)
       Repayments of notes receivable                                         720          618        1,588
       Additions to investments and other assets                           (7,432)      (1,629)      (1,967)
       Purchases of short-term investments                                (27,351)     (45,639)     (56,324)
       Maturities of short-term investments                                42,508       56,654       42,731
                                                                         ----------------------------------
                     Net cash used by investing activities                (49,207)     (37,548)     (48,977)
------------------------------------------------------------------------------------------------------------

Financing Activities
       Additions to long-term debt                                         27,046       15,000           --
       Repayments of long-term debt                                       (16,480)     (14,654)     (11,497)
       Employee stock options exercised                                       246          673        1,117
       Repurchase of common stock                                          (3,137)      (2,076)        (762)
       Dividends paid                                                      (6,570)      (6,566)      (4,742)
                                                                         ----------------------------------
                     Net cash provided (used) by financing activities       1,105       (7,623)     (15,884)
------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                      15,696       16,253        4,761

Cash and cash equivalents at beginning of year                             38,663       22,410       17,649
                                                                         ----------------------------------
Cash and cash equivalents at end of year                                 $ 54,359     $ 38,663     $ 22,410
============================================================================================================

Supplementary Information
       Cash paid during the year for:
          Interest                                                       $  7,516     $  4,367     $  3,445
          Income taxes                                                     10,172       10,258       20,040
       Noncash investing and financing activity:
          Restricted stock issued for services                           $  3,241     $  3,994     $  2,135
          Financed acquisition of property and equipment                    6,963           --           --
          Financed acquisition of Gibbons Company                              --           --       31,750
============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  DESCRIPTION OF BUSINESS: The Company is a heavy civil contractor engaged in the construction of highways, dams, airports, mass transit facilities, real estate site developments and other infrastructure related projects. The Company has offices in California, Texas, Georgia, Nevada, Arizona, Utah, Maryland and Florida.

                  PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. The Company uses the equity method of accounting for companies where its ownership is between 20% and 50% and for other ventures and partnerships in which less than a controlling interest is held. The Company's proportionate share of construction joint venture revenue, cost of revenue and other income is included in the consolidated statements of income.

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

                  CONSTRUCTION CONTRACTS: Earnings on construction contracts including construction joint ventures are recognized on the percentage of completion method in the ratio of costs incurred to estimated final costs. Revenue in an amount equal to cost incurred is recognized prior to contracts reaching 25% completion. The related earnings are not recognized until the period in which such percentage completion is attained. Revisions in contract revenue and cost estimates are reflected in the accounting period when known. Provision for the entire amount of estimated losses on uncompleted contracts is made in the period such losses are determined. Claims for additional contract revenue are recognized if it is probable that the claim will result in additional revenue and the amount can be reliably estimated.

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

                  FINANCIAL INSTRUMENTS: The carrying value of short-term investments approximates their fair value as determined by market quotes. All significant debt obligations carry variable interest rates or market interest rates and their carrying value is considered to approximate fair value. The carrying value of receivables and other amounts arising out of normal contract activities, including retentions which may be settled beyond one year, is estimated to approximate fair value.

                  INVENTORIES: Inventories consist primarily of quarry products valued at the lower of average cost or market.

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

                  PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation is provided using accelerated methods over lives ranging from four to ten years for construction equipment and the straight-line method over lives from three to twenty years for the remaining depreciable assets. Depletion of quarry property is based on the usage of depletable reserves. The cost and accumulated depreciation and depletion of property sold or retired are removed from the accounts and gains or losses, if any, are reflected in earnings for the period.

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

                  COMPUTATION OF EARNINGS PER SHARE: The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding, excluding restricted common stock. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options and upon the vesting of restricted common stock. All prior period earnings per share amounts have been restated to reflect the adoption of SFAS 128.

                  RECLASSIFICATIONS: Certain financial statement items have been reclassified to conform to the current year's format.

                  NEW ACCOUNTING PRONOUNCEMENTS: In June 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS 130 is effective for the Company in 1998 and the impact of its adoption is not expected to be significant.

                  In June 1997 the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operations decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS 131 is effective for the Company in 1998 and the impact of adoption has not been determined.

2.       DISCLOSURE OF SIGNIFICANT RISKS AND UNCERTAINTIES

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

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


2.       DISCLOSURE OF SIGNIFICANT RISKS AND UNCERTAINTIES, CONTINUED

                  DISCLOSURE OF SIGNIFICANT ESTIMATES - LITIGATION: The Company has been named as a defendant in legal proceedings wherein substantial damages are claimed. Such proceedings are not uncommon in the Company's business and usually involve claims against multiple defendants who were involved in the project which is the subject of the proceeding. Historically, the Company has been successful in defending such actions or has settled them within insured limits.

                  CONCENTRATIONS: The Company maintains the majority of cash balances and all of its short-term investments with twelve financial institutions. The Company invests with high credit quality financial institutions, and, by policy, limits the amount of credit exposure to any financial institution. Substantially all of the Company's labor force is subject to collective bargaining agreements. Collective bargaining agreements covering 27.5% of the Company's unionized labor force at December 31, 1997 will expire during 1998.

                  The Company operates in a single industry segment encompassing the construction of infrastructure assets and has no foreign operations. Revenue received from federal, state and local government agencies amounted to $726,657 (70.6%) in 1997, $657,247 (70.7%) in
         1996, and $674,640 (75.4%) in 1995. One customer, California Department of Transportation, represented $139,300 (13.5%) in 1997, $104,171 (11.2%) in 1996, and $88,970 (9.9%) in 1995 of total revenue. At
         December 31, 1997, 1996 and 1995 the Company had significant amounts receivable from these agencies and customer. The Company performs ongoing credit evaluations of its customers and generally does not require collateral, although the law provides the Company the ability to file mechanics liens on real property improved for private customers in the event of non-payment by such customers. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

3.       SHORT-TERM INVESTMENTS

                           The carrying and market values of short-term investments are as follows at December 31, 1997 and 1996:

                                              Held-To-Maturity                                     Held-To-Maturity
                                              December 31, 1997                                    December 31, 1996

                                Carrying    Unrealized   Unrealized      Fair        Carrying    Unrealized   Unrealized      Fair
                                  Value       Gains        Losses        Value        Value        Gains        Losses        Value
                                -----------------------------------------------      ----------------------------------------------
U.S. Government and Agency
   Obligations                   $ 1,998      $  --        $    --      $ 1,998      $ 2,993      $    --      $    --      $ 2,993
Commercial Paper                      --         --             --           --        3,977           --           --        3,977
Municipal Bonds                    5,019         --             --        5,019        6,011            6           --        6,017
Foreign Banker's Acceptances          --         --             --           --        7,420            1           --        7,421
Domestic Banker's Acceptances      3,450         --             --        3,450           --           --           --           --
                                -----------------------------------------------      ----------------------------------------------
                                  10,467         --             --       10,467       20,401            7           --       20,408
                                -----------------------------------------------      ----------------------------------------------


                                              Available-For-Sale                                   Available-For-Sale
                                              December 31, 1997                                    December 31, 1996

                                Carrying    Unrealized   Unrealized      Fair        Carrying    Unrealized   Unrealized      Fair
                                  Value       Gains        Losses        Value        Value        Gains        Losses        Value
                                -----------------------------------------------      ----------------------------------------------
U.S. Government and Agency
   Obligations                     2,984         --             --        2,984        9,146            3          (14)        9,135
Municipal Bonds                    4,959         44             --        5,003        4,020           23           --         4,043
                                -----------------------------------------------      ----------------------------------------------
                                   7,943         44             --        7,987       13,166           26          (14)       13,178
                                -----------------------------------------------      ----------------------------------------------
Total Short-Term Investments     $18,410      $  44        $    --      $18,454      $33,567      $    33      $   (14)      $33,586
                                ===============================================      ==============================================

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

3.       SHORT-TERM INVESTMENTS, CONTINUED

                  There were no sales of investments classified as available-for-sale for the years ended December 31, 1997 and 1996. At December 31, 1997, scheduled maturities of investments are as follows:

------------------------------------------------------------------------------------------
                                             Held-To-          Available-
                                             Maturity           For-Sale            Total
------------------------------------------------------------------------------------------
Within one year                              $10,467             $5,959            $16,426
After one year through five years                 --              1,984              1,984
------------------------------------------------------------------------------------------
                                             $10,467             $7,943            $18,410
==========================================================================================

                  For the years ended December 31, 1997 and 1996, purchases and maturities were as follows:

                                  -------------------------------------      ---------------------------------------
                                            December 31, 1997                          December 31, 1996
                                  Held-To-      Available       Total        Held-To-       Available        Total
                                  Maturity      For Sale                     Maturity       For Sale
                                  -------------------------------------      ---------------------------------------
                  Purchases       $ 15,566       $11,785      $ 27,351       $ 35,315       $ 10,324       $ 45,639
                  Maturities        31,536        10,972        42,508         43,300         13,354         56,654
                                  -------------------------------------      ---------------------------------------
                  Net change      $(15,970)      $   813      $(15,157)      $ (7,985)      $ (3,030)      $(11,015)
                                  =====================================      =======================================

4.       ACCOUNTS RECEIVABLE

                  -------------------------------------------------------------------------
                  DECEMBER 31,                                      1997             1996
                  -------------------------------------------------------------------------
                  Construction Contracts
                    Completed and in progress                    $  94,482        $  59,764
                    Retentions                                      55,041           47,956
                  -------------------------------------------------------------------------

                                                                   149,523          107,720
                  Construction material sales                       17,383           12,651
                  Other                                              2,753            4,446
                  -------------------------------------------------------------------------

                                                                   169,659          124,817
                  Less allowance for doubtful accounts                 691              693
                  -------------------------------------------------------------------------

                                                                  $168,968         $124,124
                  =========================================================================


                  The balances billed but not paid by customers pursuant to retainage provisions in construction contracts generally become due upon completion of the contracts and acceptance by the owners. Retainage amounts at December 31, 1997 are expected to be collected as follows: $49,801 in 1998; $1,511 in 1999 and $3,729 in 2000.


5.       EQUITY METHOD INVESTMENTS

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

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



5.       EQUITY METHOD INVESTMENTS, CONTINUED

                  ------------------------------------------------------------
                  DECEMBER 31,                             1997         1996
                  ------------------------------------------------------------
                  Assets
                     Total                               $276,038      $96,760
                     Less other venturers' interest       208,830       69,175
                  ------------------------------------------------------------
                     Company's interest                    67,208       27,585
                  ------------------------------------------------------------
                  Liabilities
                     Total                                223,711       75,408
                     Less other venturers' interest       169,454       53,194
                  ------------------------------------------------------------
                     Company's interest                    54,257       22,214
                  ------------------------------------------------------------
                  Company's interest in net assets       $ 12,951      $ 5,371
                  ============================================================

                  The revenue and costs of revenue of construction joint ventures are as follows:

                  -----------------------------------------------------------------------------------------
                  YEARS ENDED DECEMBER 31,                         1997            1996              1995
                  -----------------------------------------------------------------------------------------
                  Revenue
                     Total                                       $326,895        $234,824          $321,388
                     Less other venturers' interest               248,028         164,676           224,972
                  -----------------------------------------------------------------------------------------
                     Company's interest                            78,867          70,148            96,416
                  -----------------------------------------------------------------------------------------

                  Cost of Revenue
                     Total                                        287,705         160,056           267,650
                     Less other venturers' interest               220,497         112,313           187,355
                  -----------------------------------------------------------------------------------------
                  Company's interest                               67,208          47,743            80,295
                  -----------------------------------------------------------------------------------------
                                                                 $ 11,659        $ 22,405          $ 16,121
                  =========================================================================================

                  Additionally, the Company has investments in affiliates that are accounted for on the equity method. The most significant of these investments is a 30% interest in T.I.C. Holdings, Inc. and a 22.2% limited partnership interest in a partnership which constructed and operates a private toll road. At December 31, 1997 the Company had a commitment supported by a letter of credit of $2,400 related to its limited partnership interest. The summarized unaudited financial information below represents an aggregation of the Company's nonsubsidiary affiliates:

                  -----------------------------------------------------------------------
                  YEARS ENDED DECEMBER 31,                            1997         1996
                  -----------------------------------------------------------------------
                  Balance sheet data
                           Assets                                   $275,685     $130,897
                           Liabilities                               216,512      119,363
                           Net assets                                 59,173       11,534
                  -----------------------------------------------------------------------
                  Company's equity in net assets                      25,008        2,564
                  -----------------------------------------------------------------------

                  Earnings data
                           Revenue                                   434,389        6,719
                           Gross profit (loss)                        41,137       (3,104)
                           Earnings (loss) before taxes                1,891       (7,446)
                  -----------------------------------------------------------------------
                  Company's equity in earnings (loss)               $    733     $ (1,648)
                  =======================================================================

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



6.       PROPERTY AND EQUIPMENT

                  -------------------------------------------------------------------
                  DECEMBER 31,                                   1997          1996
                  -------------------------------------------------------------------
                  Land                                         $ 20,654      $ 15,328
                  Quarry property                                35,862        34,408
                  Buildings and leasehold improvements           17,175        12,973
                  Equipment and vehicles                        416,073       388,697
                  Office furniture and equipment                  5,467         5,485
                  -------------------------------------------------------------------
                                                                495,231       456,891
                  Less accumulated depreciation,
                    depletion and amortization                  300,892       278,376
                  -------------------------------------------------------------------
                                                               $194,339      $178,515
                  ===================================================================

7.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                  -------------------------------------------------------------------
                  DECEMBER 31,                                   1997          1996
                  -------------------------------------------------------------------
                  Payroll and related employee benefits         $24,374       $21,627
                  Accrued insurance                              25,882        19,997
                  Income taxes                                    3,129            53
                  Other                                          11,685         9,990
                  -------------------------------------------------------------------
                                                                $65,070       $51,667
                  ===================================================================

8.       LONG-TERM DEBT AND CREDIT ARRANGEMENTS

                  ---------------------------------------------------------------------
                  DECEMBER 31,                                   1997            1996
                  ---------------------------------------------------------------------
                  Bank revolving credit notes                   $39,000         $18,000
                  Notes payable to bank                          25,000          35,000
                  Other notes payable                             7,317             788
                  ---------------------------------------------------------------------
                                                                 71,317          53,788
                  Less current maturities                        12,921          10,186
                  ---------------------------------------------------------------------
                                                                $58,396         $43,602
                  =====================================================================

                  The aggregate minimum principal maturities of long-term debt for each of the five years following December 31, 1997 are as follows: 1998 - $12,921; 1999 - $14,843; 2000 - $13,997; 2001
                  - $8,748; 2002 - $7,984 and beyond 2002 - $12,824.

                  The Company has a bank revolving line of credit of $75,000 which allows for unsecured borrowings for up to five years through June 30, 1999, with interest rate options. Outstanding borrowings under the revolving line of credit at December 31, 1997 are at the IBOR interest rate plus margin (6.44% at December 31, 1997) with principal payable semiannually beginning December 1999 through June 2004 and interest payable quarterly.

                  The Company has standby letters of credit totaling approximately $6,100 outstanding at December 31, 1997 of which $3,600 reduces the amount available under the line of credit and $2,400 supports the commitment by the Company related to its investment in a limited partnership. The unused and available portion of the line of credit at December 31, 1997 was $32,400.

                  Notes payable to bank are unsecured with principal payable semiannually and interest payable quarterly at primarily the IBOR rate plus margin (6.54% at December 31, 1997) through June 2000.

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



8.       LONG-TERM DEBT AND CREDIT ARRANGEMENTS, CONTINUED

                  Restrictive covenants under the terms of the debt agreements include the maintenance of certain levels of working capital and cash flow. Other covenants prohibit capital expenditures in excess of specified limits and require the maintenance of tangible net worth (as defined) of approximately $188,000.

                  Other notes payable are comprised primarily of notes incurred in connection with the purchase of property and equipment and other assets. The notes are collateralized by the assets purchased, bear interest at 6.5% per annum and are payable in installments through 2007.

9.       EMPLOYEE BENEFIT AND COMPENSATION PLANS

                  EMPLOYEE STOCK OWNERSHIP PLAN: The Company's Employee Stock Ownership Plan ("ESOP") covers all employees not included in collective bargaining agreements. As of December 31, 1997, the ESOP owned 5,530,686 shares of the Company's common stock. Dividends on shares held by the ESOP are charged to retained earnings and all shares held by the ESOP are treated as outstanding in computing the Company's earnings per share.

                  Contributions to the ESOP are at the discretion of the Board of Directors. Contributions for the years ended December 31, 1997, 1996 and 1995 were approximately $1,812, $2,094 and $762, respectively.

                  PROFIT SHARING AND 401K PLAN: The Profit Sharing Plan is a defined contribution plan covering all employees not included in collective bargaining agreements. The plan receives annual contributions at the discretion of the Board of Directors. On January 1, 1995, the Company amended the Profit Sharing Plan to create the Granite Construction Profit Sharing and 401K Plan, beginning for the year ended December 31, 1995. The amended plan is also a defined contribution plan covering all employees not included in collective bargaining agreements. Each employee can elect to have up to 3% of gross pay contributed to the plan on a before-tax basis. The plan allows for Company matching and additional contributions at the discretion of the Board of Directors.

                  Contributions to the Profit Sharing and 401K Plan for the years ended December 31, 1997, 1996 and 1995 were $4,706, $4,064 and
         $5,681, respectively. Included in the contributions were 401K matching contributions of $1,807, $1,647 and none in 1997, 1996 and 1995, respectively.

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

                  Restricted shares outstanding under the Plan at December 31, 1997 were 651,546 shares. Unearned compensation is amortized over the restriction periods of generally five years. Compensation expense related to restricted shares for the years ended December 31, 1997, 1996 and 1995 was $2,299, $1,968 and $1,549, respectively.

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




9.       EMPLOYEE BENEFIT AND COMPENSATION PLANS, CONTINUED

                  The exercise price for incentive and nonqualified stock options granted under the Stock Plan may not be less than 100% and 85%, respectively, of the fair market value at the date of the grant. Options granted will be exercisable at such times and be subject to such restrictions and conditions as determined by the compensation committee, but no option shall be exercisable later than ten years from the date of grant. Options generally vest one third after 3 years of service from the date of grant and one third during each of the following two years. Stock option transactions during 1997, 1996 and 1995 are summarized as follows:

                  -------------------------------------------------------------------------------
                  December 31,                                    1997         1996         1995
                  -------------------------------------------------------------------------------
                  Options outstanding, beginning of year        126,650      186,000      284,517
                  Options exercised                             (21,900)     (59,350)     (98,517)
                  -------------------------------------------------------------------------------
                  Options outstanding, end of year              104,750      126,650      186,000
                  -------------------------------------------------------------------------------

                  At December 31, 1997, all options are 100% vested. All shares have been granted, exercised and canceled at $11.00 per share.

                  OTHER: The Company also contributes to various multi-employer pension plans on behalf of union employees. Contributions to these plans for the years ended December 31, 1997, 1996 and 1995 were approximately $11,972, $10,406 and $10,705, respectively.

10.      EARNINGS PER SHARE

                  In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:

                  ---------------------------------------------------------------------------------
                  YEARS ENDED DECEMBER 31,                               1997       1996       1995
                  ---------------------------------------------------------------------------------
                  NUMERATOR - BASIC AND DILUTED EARNINGS PER SHARE
                           Net income                                 $27,832    $27,348    $28,542
                  =================================================================================

                  DENOMINATOR - BASIC EARNINGS PER SHARE
                           Common stock outstanding                    18,250     18,066     17,802
                           Less restricted stock outstanding              652        595        525
                                                                      -----------------------------

                           TOTAL                                       17,598     17,471     17,277
                                                                      -----------------------------

                  Basic earnings per share                            $  1.58    $  1.57    $  1.65
                  =================================================================================

                  DENOMINATOR - DILUTED EARNINGS PER SHARE
                           Denominator - Basic Earnings per Share      17,598     17,471     17,277
                           Effect of Dilutive Securities:
                                    Common stock options                   49         66         50
                                    Restricted stock                      314        295        322
                                                                      -----------------------------

                           TOTAL                                       17,961     17,832     17,649
                                                                      -----------------------------

                  Diluted earnings per share                          $  1.55    $  1.53    $  1.62
                  =================================================================================

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




11.      INCOME TAXES

                  Provision for income taxes:

                  -----------------------------------------------------------------------------
                  Years Ended December 31,                  1997          1996            1995
                  -----------------------------------------------------------------------------
                  Federal
                     Current                              $12,964       $ 9,727         $18,785
                     Deferred                                 646         3,470          (5,108)
                  -----------------------------------------------------------------------------
                                                           13,610        13,197          13,677
                  -----------------------------------------------------------------------------
                  State
                     Current                                2,656         2,372           3,802
                     Deferred                                  80           492            (717)
                  -----------------------------------------------------------------------------
                                                            2,736         2,864           3,085
                  -----------------------------------------------------------------------------
                                                          $16,346       $16,061         $16,762
                  =============================================================================

                  Reconciliation of statutory to effective tax rate:

                  ----------------------------------------------------------------------------
                  Years Ended December 31,                       1997        1996        1995
                  ----------------------------------------------------------------------------
                  Federal statutory tax rate                     35.0%       35.0%       35.0%
                  State taxes, net of federal tax benefit         4.0         4.3         4.4
                  Percentage depletion deduction                 (2.0)       (1.3)       (1.3)
                  Other                                            --        (1.0)       (1.1)
                  ----------------------------------------------------------------------------
                                                                 37.0%       37.0%       37.0%
                  ============================================================================




                           Deferred tax assets and liabilities:

                           -------------------------------------------------------------
                           DECEMBER 31,                           1997           1996
                           -------------------------------------------------------------
                           DEFERRED TAX ASSETS:
                              Accounts receivable              $   2,280      $    2,041
                              Inventory                            1,520           1,050
                              Property and equipment               2,508           2,319
                              Insurance accruals                   8,301           7,529
                              Deferred compensation                2,144           1,879
                              Other accrued liabilities            3,113           3,012
                              Other                                  621             613
                              Valuation allowance                     --              --
                           -------------------------------------------------------------
                                                                  20,487          18,443
                           -------------------------------------------------------------

                           DEFERRED TAX LIABILITIES:
                              Property and equipment              28,837          28,553
                              Contract recognition                 1,207             199
                              TIC basis difference                 1,355              --
                              Other                                1,329           1,206
                           -------------------------------------------------------------
                                                                  32,728          29,958
                           -------------------------------------------------------------
                                                               $ (12,241)      $ (11,515)
                           =============================================================

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


12.      LEASES

                  Minimum rental commitments under all noncancellable operating leases, primarily quarry property and construction equipment, in effect at December 31, 1997 were:

                           Years Ending December 31,
                           1998                                        $ 4,923
                           1999                                          3,767
                           2000                                          3,047
                           2001                                          1,321
                           2002                                          1,165
                           Later years (through 2038)                    7,190
                           ---------------------------------------------------
                           Total minimum rental commitment             $21,413
                           ===================================================

                  Operating lease rental expense was $4,414 in 1997, $3,593 in 1996, and $4,261 in 1995.

13.      SUBSEQUENT EVENTS

         On January 23, 1998 the Board of Directors declared a cash dividend of $0.075 per common share plus a special cash dividend of $0.12 per share of common stock to stockholders of record as of March 31, 1998, payable on April 17, 1998.

         On March 19, 1998 the Company issued long-term debt in the amount of $60 million to a group of institutional holders. The notes are due in nine equal annual installments beginning in 2002 and bear interest at 6.54% per annum. Proceeds of the notes will be used to retire a portion of existing debt and for general corporate purposes.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
Granite Construction Incorporated
Watsonville, California



Our report on the consolidated financial statements of Granite Construction Incorporated is included on page F-1 of this 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 22 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ COOPERS & LYBRAND L.L.P.
----------------------------
    Coopers & Lybrand L.L.P.


San Jose, California
February 13, 1998, except
Note 13, as to which the
date is March 19, 1998

                                                                     SCHEDULE II

                        GRANITE CONSTRUCTION INCORPORATED

                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                            (IN THOUSANDS OF DOLLARS)

                                                                       ADDITIONS
                                                               -------------------------
                                                 BALANCE AT                                    ADJUSTMENTS    BALANCE AT
                                                 BEGINNING     BAD DEBT                            AND          END OF
                DESCRIPTION                       OF YEAR      EXPENSE       COLLECTIONS      DEDUCTIONS(1)     PERIOD
------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1997
   Allowance for doubtful accounts .......         $693         $  759         $ 1,162          $(1,923)         $691
                                                 =======================================================================

   Allowance for notes receivable ........         $ 68         $   --         $    --          $    --          $ 68
                                                 =======================================================================

YEAR ENDED DECEMBER 31, 1996
   Allowance for doubtful accounts .......         $898         $3,614         $ 1,576          $(5,395)         $693
                                                 =======================================================================

   Allowance for notes receivable ........         $ 68         $   --         $    --          $    --          $ 68
                                                 =======================================================================

YEAR ENDED DECEMBER 31, 1995
   Allowance for doubtful accounts (2) ...         $655         $  743         $   531          $(1,031)         $898
                                                 =======================================================================

  Allowance for notes receivable .........         $309         $   68         $  (309)         $    --          $ 68
                                                 =======================================================================


(1) Accounts deemed to be uncollectible and (2) $542 of adjustments related to the acquisition of Gibbons and Reed.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

      We consent to the incorporation by reference in the registration statement of Granite Construction Incorporated on Form S-8 (File No. 33-36482 and 33-36485) of our report dated February 13, 1998 (except Note 13, as to which the date is March 19, 1998) on our audits of the consolidated financial statements and the financial statement schedule of Granite Construction Incorporated, as of December 31, 1997 and 1996, and the years ended December 31, 1997, 1996 and 1995, which report is included in the Annual Report on Form 10-K on Page F-1.




San Jose, California
March 27, 1998

                                   SIGNATURES

Pursuant to the requirements of Section   13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 1998               GRANITE CONSTRUCTION INCORPORATED


                                   By: /s/ William E. Barton
                                       -----------------------------------------
                                          [William E. Barton, Vice President and
                                          Chief Financial Officer]

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 20, 1998, by the following persons in the capacities indicated.

/s/ Richard C. Solari                        Chairman of the Board
------------------------                        and Director
   [Richard C. Solari]


/s/ David H. Watts                           President, Chief Executive Officer,
------------------------                        and Director
   [David H. Watts]


/s/ William E. Barton                        Vice President and Chief Financial Officer
------------------------                        Principal Accounting and Financial Officer
   [William E. Barton]


/s/ Joseph J. Barclay                        Director
------------------------
   [Joseph J. Barclay]


/s/ Richard M. Brooks                        Director
------------------------
   [Richard M. Brooks]


/s/ Brian C. Kelly                            Director
------------------------
   [Brian C. Kelly]


/s/ Rebecca A. McDonald                      Director
------------------------
   [Rebecca A. McDonald]


/s/ Denman K. McNear                         Director
------------------------
   [Denman K. McNear]


/s/ Raymond E. Miles                         Director
------------------------
   [Raymond E. Miles]

                           INDEX TO FORM 10-K EXHIBITS

Exhibit                                                                                                           Page
No.               Description                                                                                      No.
---               -----------                                                                                      ---
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

10.2.c            Amendment 3 to the Granite Construction Incorporated Profit Sharing and 401K Plan
                  adopted August 23, 1996 and effective January 1, 1997                                            [h]

10.2.d            Amendment 4 to the Granite Construction Incorporated Profit Sharing and 401(k) Plan
                  adopted July 24, 1997 and effective January 1, 1995, January 1, 1997,
                  February 3, 1997 and January 1, 1998                                                              28

10.2.e            Amendment 5 to the Granite Construction Incorporated Profit Sharing and 401(k) Plan
                  adopted December 29, 1997 and effective January 1, 1997 and January 1, 1998                       34

10.5              Credit Agreement dated and effective June 30, 1997                                                40

10.5.a            First Amendment to the Credit Agreement entered into January 16, 1998                            297

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

10.9              Restated Gibbons Company Profit Sharing and Retirement Plan adopted December 30,
                  1994 and effective January 1, 1989                                                               [h]

10.9.a            First Amendment to the Restated Gibbons Company Profit Sharing and Retirement
                  Plan adopted March 29, 1995 and effective January 1, 1989                                        [h]

10.9.b            Second Amendment to the Restated Gibbons Company Profit Sharing and Retirement
                  Plan adopted April 27, 1995 and effective May 8, 1995 and May 31, 1995                           [h]

10.9.c            Third Amendment to the Restated Gibbons Company Profit Sharing and Retirement
                  Plan adopted June 23, 1995 and effective July 1, 1995                                            [h]

10.9.d            Fourth Amendment to the Restated Gibbons Company Profit Sharing and Retirement
                  Plan adopted December 1, 1995                                                                    [h]

10.9.e            Fifth Amendment to the Restated Gibbons Company Profit Sharing and Retirement
                  Plan adopted July 16, 1996 and effective January 1, 1995                                         [h]

10.9.f            Sixth Amendment to the Restated Gibbons Company Profit Sharing and Retirement
                  Plan adopted May 30, 1997 and effective January 1, 1989 and July 1, 1993                         306

10.10             Granite Construction Incorporated Key Management Deferred Compensation Plan
                  adopted and effective January 1, 1996                                                            [h]

10.11             Granite Construction Incorporated Key Management Deferred Incentive Compensation
                  Plan adopted and effective January 1, 1996                                                       [h]

10.12             Stock Purchase Agreement between Granite Construction Incorporated and TIC Holdings,
                  Inc. dated December 23, 1996                                                                     314

21.1              List of Subsidiaries of Granite Construction Incorporated                                        [h]

24.1              Consent of Coopers & Lybrand L.L.P. is contained on page 23 of this Report

27.1              Financial Data Schedule - Year Ended December 31, 1997                                           433

27.2              Financial Data Schedule - Nine Months Ended September 30, 1997                                   434

27.3              Financial Data Schedule - Six Months Ended June 30, 1997                                         435

27.4              Financial Data Schedule - Three Months Ended March 31, 1997                                      436

27.5              Financial Data Schedule - Year Ended December 31, 1996                                           437

27.6              Financial Data Schedule - Nine Months Ended September 30, 1996                                   438

27.7              Financial Data Schedule - Six Months Ended June 30, 1996                                         439

27.8              Financial Data Schedule - Three Months Ended March 31, 1996                                      440

27.9              Financial Data Schedule - Year Ended December 31, 1995                                           441


[a] Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (No. 33-33795).

[b] Incorporated by reference to the exhibits filed with the Company's Form 10-K for the year ended December 31, 1991.

[c] Incorporated by reference to the exhibits filed with the Company's Form 10-K for the year ended December 31, 1992.

[d] Incorporated by reference to the exhibits filed with the Company's 10-K for the year ended December 31, 1993.

[e] Incorporated by reference to the exhibits filed with the Company's 10-K for the year ended December 31, 1994.

[f] Incorporated by reference to the exhibits filed with the Company's 8-K dated May 8, 1995.

[g] Incorporated by reference to the exhibits filed with the Company's 10-K for the year ended December 31, 1995.

[h] Incorporated by reference to the exhibits filed with the Company's 10-K for the year ended December 31, 1996.