Form 10-Q
period 1998-03-31
GRANITE CONSTRUCTION INC
filed 1998-05-14
CIK 861459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ___________ to ____________


                           Commission File No. 0-18350

                        GRANITE CONSTRUCTION INCORPORATED

      State of Incorporation:           I.R.S. Employer Identification Number:
             Delaware                                 77-0239383

                            Corporate Administration:

                              585 West Beach Street
                          Watsonville, California 95076
                                 (408) 724-1011

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 7, 1998.

                 Class                            Outstanding
     -----------------------------             -----------------
     Common Stock, $0.01 par value             18,412,526 shares

This report on Form 10-Q, including all exhibits, contains 17 pages. The exhibit index is located on page 16 of this report.

                        GRANITE CONSTRUCTION INCORPORATED

                                      INDEX

                                                                                         Page
                                                                                      -----------
                                                         >
PART I.      FINANCIAL INFORMATION

             Item 1.  Financial Statements

                      Condensed Consolidated Balance
                      Sheets as of March 31, 1998 and
                      December 31, 1997 ..............................................          4

                      Condensed Consolidated Statements
                      of Income for the Three Months
                      Ended March 31, 1998 and 1997 ..................................          5

                      Condensed Consolidated Statements
                      of Cash Flows for the Three Months
                      Ended March 31, 1998 and 1997 ..................................          6

                      Notes to the Condensed Consolidated
                      Financial Statements ...........................................      7 - 8

             Item 2.  Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations ..................................................     9 - 12

PART II.     OTHER INFORMATION

             Item 1.  Legal Proceedings ..............................................       none
             Item 2.  Changes in Securities ..........................................       none
             Item 3.  Defaults upon Senior Securities ................................       none
             Item 4.  Submission of Matters to a Vote
                      of Security Holders ............................................       none
             Item 5.  Other Information ..............................................       none
             Item 6.  Exhibits and Reports on Form 8-K ...............................         14
                      Exhibit Index ..................................................         16

                          PART I. FINANCIAL INFORMATION

                        GRANITE CONSTRUCTION INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

=====================================================================================================
                                                                         MARCH 31,        December 31,
                                                                           1998               1997
-----------------------------------------------------------------------------------------------------
                                                                        (UNAUDITED)
                                           ASSETS

Current assets
     Cash and cash equivalents                                          $   34,487         $   54,359
     Short-term investments                                                 38,489             18,410
     Accounts receivable                                                   134,063            168,968
     Costs and estimated earnings in excess of billings                     27,634             22,585
     Inventories                                                            14,719             12,251
     Deferred income taxes                                                  13,365             13,365
     Equity in joint ventures                                               10,199             12,951
     Other current assets                                                   13,319             11,394
                                                                        -----------------------------
         Total current assets                                              286,275            314,283
-----------------------------------------------------------------------------------------------------
Property and equipment                                                     197,844            194,339
-----------------------------------------------------------------------------------------------------
Other assets                                                                45,657             43,187
-----------------------------------------------------------------------------------------------------
                                                                        $  529,776         $  551,809
=====================================================================================================
                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current maturities of long-term debt                               $   11,321         $   12,921
     Accounts payable                                                       58,479             80,809
     Billings in excess of costs and estimated earnings                     40,952             51,573
     Accrued expenses and other current liabilities                         57,149             65,070
                                                                        -----------------------------
         Total current liabilities                                         167,901            210,373
-----------------------------------------------------------------------------------------------------
Long-term debt                                                              79,341             58,396
-----------------------------------------------------------------------------------------------------
Deferred income taxes                                                       25,606             25,606
-----------------------------------------------------------------------------------------------------
Stockholders' equity
     Preferred stock, $0.01 par value, authorized
         3,000,000 shares, none outstanding                                     --                 --
     Common stock, $0.01 par value, authorized 27,000,000
         shares; 1998- issued and outstanding 18,409,224 shares;
         1997- issued and outstanding 18,266,375 shares                        185                183
     Additional paid-in capital                                             44,193             39,836
     Retained earnings                                                     221,291            223,498
                                                                        -----------------------------
                                                                           265,669            263,517
     Unearned compensation                                                  (8,741)            (6,083)
                                                                        -----------------------------
                                                                           256,928            257,434
-----------------------------------------------------------------------------------------------------
                                                                        $  529,776         $  551,809
=====================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)

================================================================================
THREE MONTHS ENDED MARCH 31,                         1998               1997
--------------------------------------------------------------------------------
Revenue                                           $  183,322         $  146,821
Cost of revenue                                      164,148            130,971
                                                  -----------------------------
      GROSS PROFIT                                    19,174             15,850

General and administrative expenses                   18,232             16,643
                                                  -----------------------------
      OPERATING PROFIT (LOSS)                            942               (793)
--------------------------------------------------------------------------------
Other income (expense)
   Interest income                                     2,500              1,480
   Interest expense                                   (1,902)            (1,433)
   Gain on sales of property
      and equipment                                      609                620
   Other, net                                             80                511
                                                  -----------------------------
                                                       1,287              1,178
--------------------------------------------------------------------------------
      INCOME BEFORE PROVISION
          FOR INCOME TAXES                             2,229                385

Provision for income taxes                               847                142
--------------------------------------------------------------------------------
        NET INCOME                                $    1,382         $      243
================================================================================
Net income per share
           Basic                                  $     0.08         $     0.01
           Diluted                                $     0.08         $     0.01

Weighted average shares
   of common stock
           Basic                                      17,636             17,547
           Diluted                                    17,932             17,721

Dividends per share                               $    0.195         $     0.18
================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (UNAUDITED- IN THOUSANDS, EXCEPT PER SHARE DATA)

===============================================================================================================
THREE MONTHS ENDED MARCH 31,                                                            1998             1997
---------------------------------------------------------------------------------------------------------------
Operating Activities
      Net income                                                                      $  1,382         $    243
      Add (deduct) noncash items included in net income:
          Depreciation, depletion and amortization                                       9,193            9,386
          Gain on sales of property and equipment                                         (609)            (620)
          Decrease in unearned compensation                                                720              583
          Equity in loss of affiliates                                                     357              114
      Cash provided by (used in):
          Accounts and notes receivable                                                 33,694            8,328
          Inventories                                                                   (2,468)            (813)
          Equity in construction joint ventures                                          2,752          (15,470)
          Other assets                                                                  (1,644)           2,228
          Accounts payable                                                             (22,330)          (5,253)
          Billings in excess of costs and estimated earnings, net                      (15,670)            (880)
          Accrued expenses                                                             (10,403)         (13,217)
                                                                                      -------------------------
                    Net cash used by operating activities                               (5,026)         (15,371)
---------------------------------------------------------------------------------------------------------------
Investing Activities
      Additions to property and equipment                                              (13,004)         (21,558)
      Proceeds from sales of property and equipment                                      1,129              740
      Investment in affiliates                                                            (289)            (733)
      Additions to notes receivable                                                         --              (92)
      Repayments of notes receivable                                                       128              456
      Additions to investments and other assets                                           (961)          (1,240)
      Purchases of short-term investments                                              (27,543)          (3,794)
      Maturities of short-term investments                                               7,464           13,160
                                                                                      -------------------------
                    Net cash used by investing activities                              (33,076)         (13,061)
---------------------------------------------------------------------------------------------------------------
Financing Activities
      Additions to long-term debt                                                       60,000               --
      Repayments of long-term debt                                                     (40,655)            (429)
      Employee stock options exercised                                                     266               93
      Repurchase of common stock                                                          (285)            (464)
      Dividends paid                                                                    (1,096)          (1,088)
                                                                                      -------------------------
                    Net cash provided (used) by financing activities                    18,230           (1,888)
---------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                  (19,872)         (30,320)

Cash and cash equivalents at beginning of period                                        54,359           38,663
                                                                                      -------------------------
Cash and cash equivalents at end of period                                            $ 34,487         $  8,343
===============================================================================================================
Supplementary Information
      Cash paid during the period for:
          Interest                                                                    $  1,902         $  1,435
          Income taxes                                                                   3,921               32
      Noncash investing and financing activity:
          Restricted stock issued for services                                        $  3,795         $  3,498
===============================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION: The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position at March 31, 1998 and the results of operations and cash flows for the periods presented. The December 31, 1997 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2. INVENTORIES: Inventories consist primarily of quarry products valued at the lower of average cost or market.

3.       PROPERTY AND EQUIPMENT:

                                                        MARCH 31,     December 31,
                                                          1998            1997
                                                        --------------------------
                                                       (UNAUDITED)
Land                                                    $ 20,880        $ 20,654
Quarry property                                           35,863          35,862
Buildings and leasehold improvements                      17,175          17,175
Equipment and vehicles                                   426,192         416,073
Office furniture and equipment                             4,288           5,467
                                                        ------------------------
                                                         504,398         495,231
Less accumulated depreciation,
  depletion and amortization                             306,554         300,892
                                                        ------------------------
                                                        $197,844        $194,339
                                                        ========================

4. LONG-TERM DEBT: In March 1998 the Company issued long-term debt in the amount of $60.0 million to a group of institutional holders. The notes are due in nine equal annual installments beginning in 2002 and bear interest at 6.54% per annum. Of the proceeds of the notes, $39.0 million was used to retire the Company's outstanding bank revolving credit notes.

                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

5. EARNINGS PER SHARE: In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:

--------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31,                                  1998        1997
--------------------------------------------------------------------------------
NUMERATOR - BASIC AND DILUTED EARNINGS PER SHARE
         Net income                                         $  1,382    $    243
================================================================================
DENOMINATOR - BASIC EARNINGS PER SHARE
         Common stock outstanding                             18,332      18,199
         Less restricted stock outstanding                       696         652
                                                            --------------------
         TOTAL                                                17,636      17,547
                                                            --------------------
Basic earnings per share                                    $   0.08    $   0.01
================================================================================
DENOMINATOR - DILUTED EARNINGS PER SHARE
         Denominator - Basic Earnings per Share               17,636      17,547
         Effect of Dilutive Securities:
                  Common stock options                            46          54
                  Warrants                                        62          --
                  Restricted stock                               188         120
                                                            --------------------
         TOTAL                                                17,932      17,721
                                                            --------------------
Diluted earnings per share                                  $   0.08    $   0.01
================================================================================

6. CONTINGENCIES: The Company is currently a party to various claims and legal proceedings, none of which is considered by management to be material to the Company's financial position.

7. RECLASSIFICATIONS: Certain prior year financial statement items have been reclassified to conform to the current year's presentation.

8. RECENT ACCOUNTING PRONOUNCEMENTS: In June 1997, the Financial Accounting Standards Board issued Statement of financial Accounting Standards No. 130, (SFAS 130), "Reporting Comprehensive Income", which specifies the computation, presentation and disclosure requirements for comprehensive income. The Company implemented SFAS 130 during the first quarter of 1998. There was no impact on the Company's financial position, results of operations or cash flows. Comprehensive income and net income are the same.

         In June 1997 the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operations decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS 131 is effective for the Company at year-end 1998 and the impact of adoption has not been determined.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the quarter ended March 31, 1998 was $183.3 million, an increase of $36.5 million, or 24.9%, from last year. The increase was primarily attributable to a strong backlog and the successful execution of work from both operating divisions. The increase also reflects unanticipated contributions made from emergency work on the West Coast caused by severe weather conditions.

For the three months ended March 31, 1998, revenue from public sector contracts increased $33.4 million to $136.3 million, or 74.3% of total revenue, from $102.8 million, or 70.0% of total revenue in 1997. Revenue in the Company's primary geographical area, California, increased to $94.5 million of total revenue in 1998 from $84.2 million in 1997, but decreased as a percentage of total revenue from 57.4% of total revenue in 1997 to 51.6% of total revenue in 1998.



                            REVENUE BY MARKET SECTOR
                          THREE MONTHS ENDED MARCH 31,
                                 (IN MILLIONS)


                                            1998                    1997
                                     ------------------      ------------------
                                        $           %           $             %
                                     ------      ------      ------      ------
Public                                  136.3      74.3%        102.8      70.0%
Private                                  28.1      15.4%         26.0      17.7%
Materials                                18.9      10.3%         18.0      12.3%
                                       ------     ------       ------     ------
                                        183.3     100.0%        146.8     100.0%
                                       ======     ======       ======     ======

Backlog at March 31, 1998 was $917.4 million, a $16.7 million decrease from March 31, 1997 and a $7.6 million increase from December 31, 1997. New awards for the first quarter of 1998 totaled $191.0 million versus $483.0 million for the same period in 1997. New awards in 1998 were consistent with those in the first quarter of 1997 after adjusting for the Company's $303.1 million portion of the Utah I-15 contract which was awarded in the first quarter of 1997.

The public sector backlog increased to 93.9% of total backlog from 93.4% at December 31, 1997 and 92.6% at March 31,1997.

                               AWARDS AND BACKLOG
                                  END OF PERIOD
                                  (IN MILLIONS)

                                                 AWARDS               BACKLOG
                                                 ------               -------
      1994
      ----
       Q1                                         112                   665
       Q2                                         149                   640
       Q3                                         195                   595
       Q4                                         128                   550

      1995
      ----
       Q1                                         200                   644
       Q2                                         303                   721
       Q3                                         143                   557
       Q4                                         289                   590

      1996
      ----
       Q1                                         188                   624
       Q2                                         260                   636
       Q3                                         383                   716
       Q4                                         106                   598

      1997
      ----
       Q1                                         483                   934
       Q2                                         318                 1,009
       Q3                                         370                 1,050
       Q4                                         170                   910

      1998
      ----
       Q1                                         191                   917

Gross profit for the quarter ended March 31, 1998 was $19.2 million, or 10.5% of revenue, as compared to $15.9 million, or 10.8% of revenue, for the first quarter of 1997. The slight decrease in gross profit margin percent relates to an increase in revenue from work that had not met the 25% completion threshold for profit recognition.

General and administrative expenses for the three months ended March 31, 1998 were $18.2 million, or 9.9% of revenue versus $16.6 million, or 11.3% of revenue in the same period last year. The increase reflects higher variable compensation due to higher profit levels and the impact of increased business development and estimating activities with offices in Florida, Maryland and Nevada opened after the first quarter of 1997.

Net income for the quarter ended March 31, 1998, was $1.4 million, or $0.08 per diluted share, an increase of $1.2 million or $0.07 per diluted share from the net income of $0.2 million, or $0.01 per diluted share for the same period in 1997.

OUTLOOK

(1) With respect to the federal transportation funding, congressional conferees continue to iron out the differences between the House and Senate versions of the federal surface transportation reauthorization bill. The major issues being debated at this time include the levels of funding for highways and transit and identifying where the necessary budget off-sets will come from. Also still unknown is what the Republican leadership's response will be to President Clinton's request that $18 billion be pared from the highway portion of the six-year bill. There is a chance the President could decide to veto the bill, primarily because the current funding levels exceed the amounts previously set in the budget resolution. According to our industry trade association lobbyists, Congress is hopeful of having a bill on the President's desk before the Memorial Day recess. The short-term extension to the previous authorization expired May 1, 1998. However, at this time, we do not anticipate any major delays or cancellations of projects in the states where we are actively bidding and building work.

                            BACKLOG BY MARKET SECTOR
                                  (IN MILLIONS)

                                     MARCH 31, 1998          DECEMBER 31, 1997
                                  -------------------       -------------------
                                      $           %            $            %
                                    ------     ------        ------       ------
Public                               861.7       93.9%         849.5       93.4%
Private                               55.7        6.1%          60.3        6.6%
                                    ------      ------        ------      ------
                                     917.4      100.0%         909.8      100.0%
                                    ======      ======        ======      ======

(1) Meanwhile, a strong economy in California is producing larger-than-anticipated gasoline tax revenues, according to a recent California Department of Transportation (Caltrans) report. Caltrans forecasts the state highway account will have a $2 billion cash reserve by December 1999. Presumably, this money will be spent on projects in the State Transportation Improvement Program, California's long-term transportation plan and on maintenance of the state's highway and transit systems. In the meantime, there is the worry that the money in the highway account could be siphoned for other non-highway programs and purposes. To prevent this, Granite and other transportation interests are supporting Assembly Constitutional Amendment 30, a bill that would place an initiative on the November ballot to tighten the current constitution limiting the borrowing of gas tax funds and local transit revenues for general purposes. ACA 30 has cleared various Assembly committees. The bill must pass the full Assembly and Senate by mid-June to appear on the November 1998 ballot.

                             SEASONALITY OF BUSINESS
                        REVENUE AND NET INCOME BY QUARTER
                                  (IN MILLIONS)

                                                                        NET
                                                REVENUE                INCOME
                                                -------                ------
      1994
      ----
       Q1                                         107                    (2)
       Q2                                         174                     5
       Q3                                         240                    14
       Q4                                         173                     3

      1995
      ----
       Q1                                         105                     1
       Q2                                         227                     8
       Q3                                         307                    13
       Q4                                         256                     6

      1996
      ----
       Q1                                         154                     0
       Q2                                         249                     9
       Q3                                         303                    15
       Q4                                         224                     3

      1997
      ----
       Q1                                         147                     0
       Q2                                         243                     8
       Q3                                         329                    14
       Q4                                         310                     6

      1998
      ----
       Q1                                         183                     1

(1) Also on the political front, we are working with a broad coalition to defeat Proposition 224, the so-called "Competitive Bidding" initiative. This measure is an attempt by a state employees union to effectively prevent Caltrans and other public agencies from contracting out design work to private engineering and architectural companies. If Proposition 224 should pass, the design for all state projects--highways, schools and other state facilities--would be limited to state employees. This would create a significant bottleneck, affecting between $4 billion and $6 billion worth of projects annually and prompting projects to be delayed by at least 18 months, according to Taxpayers Against 224, a broad coalition opposing the measure. We strongly urge our California stockholders and employees to vote against Proposition 224.

(1) Our continued concern is the growing shortage of craft workers in all of the areas where we work--a common problem in our industry. The lack of skilled workers could inhibit our ability to take on new work. It also could have a negative impact on our business through higher job costs associated with decreased productivity. We are addressing this problem by expanding our training and development programs to the field and by broadening our recruiting efforts in both divisions. We are also examining ways in which technology can play a role in helping us to mitigate this problem.

(1) Looking ahead, our Heavy Construction Division has some excellent opportunities to bid over the next six months, including the $1.0 billion Alameda Corridor project in Southern California, several large highway projects in the Southeastern U.S., and the San Francisco Bay Area bridge retrofit projects. As a result of a mild Utah winter, our Interstate 15 rebuild joint venture project in Utah is currently ahead of schedule, and we now expect it could reach the 25% completion threshold, at which our company recognizes earnings on a job, in the second quarter of 1998.

(1) Our Branch Division is off to a good start in 1998, buoyed by emergency work created by El Nino-related flood damage. We have some concern that the very wet weather has forced the delay of construction of our sizeable Branch backlog creating a relatively short work season. The Branch Division should continue to benefit this year from healthy transportation budgets and strong economies in California, Utah and Nevada.

(1) This "Outlook" section contains forward-looking statements which are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including, without limitation, changes in the composition of applicable federal and state legislation appropriation committees; federal and state appropriation changes for infrastructure spending; the general state of the economy; competition and pricing pressures; state referendums and initiatives; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

--------------------------------------------------------------------------------
DOLLARS IN THOUSANDS                                   1998             1997
================================================================================
Cash and cash equivalents, March 31                 $   34,487       $    8,343

Net cash provided (used) by:
      Operating activities                              (5,026)         (15,371)
      Investing activities                             (33,076)         (13,061)
      Financing activities                              18,230           (1,888)

Capital expenditures                                    13,004           21,558

Working capital                                        118,374           75,451
--------------------------------------------------------------------------------

Cash used by operating activities of $5.0 million for the three months ended March 31, 1998 represents an $10.3 million decrease from the 1997 amount for the same period. The decrease primarily reflects the higher profit level and collection of the Company's accounts and notes receivable. Changes in cash provided from operations reflect seasonal variations based on the amount and progress of work being performed.

Cash used by investing activities in 1998 increased $20.0 million primarily due to an increase in short-term investments offset by a decrease in property and equipment purchases.

Cash provided by financing activities for the three months ended March 31, 1998 increased considerably due to the issuance of long-term debt in March 1998 in the amount of $60 million to a group of institutional holders. The notes are due in nine equal annual installments beginning in 2002 and bear interest at 6.54% per annum. Of the proceeds of the debt, $39.0 million was used to retire existing debt.

The Company's current borrowing capacity under its revolving line of credit is $75 million of which $71.4 was available on March 31, 1998. The Company believes that its current cash balances combined with cash flows from operations and cash available under its revolving credit agreements will be sufficient to meet its operating needs, anticipated capital expenditure plans and other financial commitments at least through 1998.

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

                  Exhibit 27 - Financial Data Schedule

               b) Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GRANITE CONSTRUCTION INCORPORATED


                                  By: /s/ William E. Barton
                                      ------------------------------------------
Date: May 12, 1998                    William E. Barton
      ------------                    Vice President and Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GRANITE CONSTRUCTION INCORPORATED


                                  By:
                                      ------------------------------------------
Date: May 12, 1998                    William E. Barton
      ------------                    Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION                                                PAGE
-------         -----------                                                ----
 27             Financial Data Schedule                                     17