Form 10-Q
period 1998-06-30
GRANITE CONSTRUCTION INC
filed 1998-08-14
CIK 861459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       FOR THE QUARTER ENDED JUNE 30, 1998

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _____________ to _____________

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

Yes   X      No
    -----       -----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 1998.

               Class                                             Outstanding
 -----------------------------                                -----------------
 Common Stock, $0.01 par value                                27,622,606 shares

This report on Form 10-Q, including all exhibits, contains 20 pages. The exhibit index is located on page 19 of this report.

                        GRANITE CONSTRUCTION INCORPORATED


                                      INDEX

                                                                                  Page
                                                                                  ----
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Condensed Consolidated Balance
                   Sheets as of June 30, 1998 and
                   December 31, 1997 . . . . . . . . . . . . . . . . . . . . .      4

                   Condensed Consolidated Statements
                   of Income for the Three Months and Six
                   Months Ended June 30, 1998 and 1997 . . . . . . . . . . . .      5

                   Condensed Consolidated Statements
                   of Cash Flows for the Six Months
                   Ended June 30, 1998 and 1997  . . . . . . . . . . . . . . .      6

                   Notes to the Condensed Consolidated
                   Financial Statements  . . . . . . . . . . . . . . . . . . .    7-9

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations . . . . . . . . . . . . . . . . . . . . . . .  10-14

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .   none
          Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . .   none
          Item 3.  Defaults upon Senior Securities . . . . . . . . . . . . . .   none
          Item 4.  Submission of Matters to a Vote
                   of Security Holders . . . . . . . . . . . . . . . . . . . .     16
          Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .   none
          Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .     17
                   Exhibit Index . . . . . . . . . . . . . . . . . . . . . . .     19

                                PART I.  FINANCIAL INFORMATION

                        GRANITE CONSTRUCTION INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


===================================================================================================
                                                                       JUNE 30,        December 31,
                                                                         1998             1997
---------------------------------------------------------------------------------------------------
                                                                      (UNAUDITED)
                                     ASSETS
Current assets
     Cash and cash equivalents                                         $  28,768        $  54,359
     Short-term investments                                               25,604           18,410
     Accounts receivable                                                 183,982          168,968
     Costs and estimated earnings in excess of billings                   21,480           22,585
     Inventories                                                          15,389           12,251
     Deferred income taxes                                                13,365           13,365
     Equity in joint ventures                                             16,805           12,951
     Other current assets                                                 15,841           11,394
                                                                       ----------------------------

         Total current assets                                            321,234          314,283
---------------------------------------------------------------------------------------------------

Property and equipment                                                   208,667          194,339
---------------------------------------------------------------------------------------------------

Other assets                                                              47,914           43,187
---------------------------------------------------------------------------------------------------

                                                                       $ 577,815        $ 551,809
===================================================================================================

                              LABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current maturities of long-term debt                              $  11,321        $  12,921
     Accounts payable                                                     72,967           80,809
     Billings in excess of costs and estimated earnings                   46,612           51,573
     Accrued expenses and other current liabilities                       76,966           65,070
                                                                       ----------------------------

         Total current liabilities                                       207,866          210,373
---------------------------------------------------------------------------------------------------

Long-term debt                                                            73,709           58,396
---------------------------------------------------------------------------------------------------

Deferred income taxes                                                     25,606           25,606
---------------------------------------------------------------------------------------------------

Stockholders' equity
     Preferred stock, $0.01 par value, authorized
         3,000,000 shares, none outstanding                                   --               --
     Common stock, $0.01 par value, authorized 50,000,000
         shares; 1998- issued and outstanding 27,617,952 shares;
         1997- issued and outstanding 27,399,563 shares                      276              274
     Additional paid-in capital                                           44,058           39,745
     Retained earnings                                                   234,456          223,498
                                                                       ----------------------------
                                                                         278,790          263,517
     Unearned compensation                                                (8,156)          (6,083)
                                                                       ----------------------------

                                                                         270,634          257,434
---------------------------------------------------------------------------------------------------

                                                                       $ 577,815        $ 551,809
===================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)


======================================================================================================
                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                   JUNE 30,                          JUNE 30,
                                            1998             1997             1998             1997
------------------------------------------------------------------------------------------------------
Revenue                                   $ 292,792        $ 242,576        $ 476,114        $ 389,397
Cost of revenue                             250,412          211,586          414,560          342,557
------------------------------------------------------------------------------------------------------

            GROSS PROFIT                     42,380           30,990           61,554           46,840

General and administrative expenses          19,855           18,473           38,087           35,116
                                          ------------------------------------------------------------

            OPERATING PROFIT                 22,525           12,517           23,467           11,724
------------------------------------------------------------------------------------------------------

Other income (expense)
       Interest income                        2,358            1,208            4,858            2,688
       Interest expense                      (2,267)          (1,762)          (4,169)          (3,195)
       Gain on sales of property
            and equipment                       268            1,684              877            2,304
       Other, net                               576             (460)             656               51
                                          ------------------------------------------------------------

                                                935              670            2,222            1,848
------------------------------------------------------------------------------------------------------

            INCOME BEFORE PROVISION
               FOR INCOME TAXES              23,460           13,187           25,689           13,572

Provision for income taxes                    8,915            4,880            9,762            5,022
------------------------------------------------------------------------------------------------------

            NET INCOME                    $  14,545        $   8,307        $  15,927        $   8,550
======================================================================================================

Net income per share
       Basic                              $    0.55        $    0.31        $    0.60        $    0.32
       Diluted                            $    0.54        $    0.31        $    0.59        $    0.32

Weighted average shares
   of common stock
       Basic                                 26,583           26,421           26,525           26,372
       Diluted                               27,156           26,918           27,033           26,751

Dividends per share                       $    0.05        $    0.04        $    0.18        $    0.16
======================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (UNAUDITED- IN THOUSANDS, EXCEPT PER SHARE DATA)



===============================================================================================
SIX MONTHS ENDED JUNE 30,                                                1998            1997
-----------------------------------------------------------------------------------------------
Operating Activities
     Net income                                                        $ 15,927        $  8,550
     Add (deduct) noncash items included in net income:
         Depreciation, depletion and amortization                        18,863          19,197
         Gain on sales of property and equipment                           (877)         (2,304)
         Decrease in unearned compensation                                1,156           1,159
         Equity in (gain) loss of affiliates                               (179)          1,299
     Cash provided by (used in):
         Accounts and notes receivable                                  (18,411)        (35,577)
         Inventories                                                     (3,138)         (1,233)
         Equity in construction joint ventures                           (3,854)        (16,150)
         Other assets                                                    (3,359)          1,088
         Accounts payable                                                (7,842)         20,147
         Billings in excess of costs and estimated earnings, net         (3,844)          8,871
         Accrued expenses                                                11,613          (3,223)
                                                                       -------------------------

                 Net cash provided by operating activities                6,055           1,824
-----------------------------------------------------------------------------------------------

Investing Activities
     Additions to property and equipment                                (33,322)        (37,762)
     Proceeds from sales of property and equipment                        1,493           3,032
     Investment in affiliates                                              (400)        (13,311)
     Additions to notes receivable                                         (165)           (117)
     Repayments of notes receivable                                         597             772
     Additions to investments and other assets                           (1,768)         (5,366)
     Purchases of short-term investments                                (35,699)        (13,521)
     Maturities of short-term investments                                28,505          35,282
                                                                       ------------------------

                 Net cash used by investing activities                  (40,759)        (30,991)
-----------------------------------------------------------------------------------------------

Financing Activities
     Additions to long-term debt                                         60,000          32,969
     Repayments of long-term debt                                       (46,287)         (5,448)
     Employee stock options exercised                                       380              93
     Repurchase of common stock                                            (294)           (464)
     Dividends paid                                                      (4,686)         (4,379)
                                                                       ------------------------

                 Net cash provided by financing activities                9,113          22,771
-----------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                   (25,591)         (6,396)

Cash and cash equivalents at beginning of period                         54,359          38,663
                                                                       ------------------------

Cash and cash equivalents at end of period                             $ 28,768        $ 32,267
===============================================================================================

Supplementary Information Cash paid during the period for:
         Interest                                                      $  3,162        $  3,195
         Income taxes                                                     5,589             257
     Noncash investing and financing activity:
         Restricted stock issued for services                          $  3,795        $  3,498
===============================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              GRANITE CONSTRUCTION INCORPORATED
                             NOTES TO THE CONDENSED CONSOLIDATED
                                     FINANCIAL STATEMENTS
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)


1. BASIS OF PRESENTATION: The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position at June 30, 1998 and the results of operations and cash flows for the periods presented. The December 31, 1997 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

        Interim results are subject to significant seasonal variations and the results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2. INVENTORIES: Inventories consist primarily of quarry products valued at the lower of average cost or market.

3.      PROPERTY AND EQUIPMENT:

                                                       JUNE 30,    December 31,
                                                         1998          1997
                                                      -----------  ------------
                                                      (UNAUDITED)
             Land                                      $ 30,893      $ 20,654
             Quarry property                             35,862        35,862
             Buildings and leasehold improvements        19,869        17,175
             Equipment and vehicles                     429,981       416,073
             Office furniture and equipment               4,575         5,467
                                                       --------      --------
                                                        521,180       495,231
             Less accumulated depreciation,
               depletion and amortization               312,513       300,892
                                                       --------      --------

                                                       $208,667      $194,339
                                                       ========      ========


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

                              GRANITE CONSTRUCTION INCORPORATED
                             NOTES TO THE CONDENSED CONSOLIDATED
                                     FINANCIAL STATEMENTS
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)


5. EARNINGS PER SHARE: In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:


          --------------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        JUNE 30,                  JUNE 30,
                                                   1998         1997         1998         1997
          --------------------------------------------------------------------------------------
          NUMERATOR - BASIC AND DILUTED
          EARNINGS PER SHARE
                  Net income                      $14,545      $ 8,307      $15,927      $ 8,550
          ======================================================================================
          DENOMINATOR - BASIC EARNINGS PER
          SHARE
                  Common stock outstanding         27,607       27,411       27,523       27,314
                  Less restricted stock
                    outstanding                     1,024          990          998          942
                                                  ----------------------------------------------
                  TOTAL                            26,583       26,421       26,525       26,372
                                                  ----------------------------------------------
          Basic earnings per share                $  0.55      $  0.31      $  0.60      $  0.32
          ======================================================================================
          DENOMINATOR - DILUTED EARNINGS PER
          SHARE
             Denominator - Basic Earnings
               per Share                           26,583       26,421       26,525       26,372
             Effect of Dilutive Securities:
                  Common stock options                 65           77           66           79
                  Warrants                            136           --          114           --
                  Restricted stock                    372          420          328          300
                                                  ----------------------------------------------
                  TOTAL                            27,156       26,918       27,033       26,751
                                                  ----------------------------------------------
          Diluted earnings per share              $  0.54      $  0.31      $  0.59      $  0.32
          ======================================================================================


6. CONTINGENCIES: The Company is currently a party to various claims and legal proceedings, none of which is considered by management to be material to the Company's financial position.

7. RECLASSIFICATIONS: Certain prior year financial statement items have been reclassified to conform to the current year's presentation.

8. STOCK SPLIT: On July 6, 1998, the Company announced that its Board of Directors approved a three-for-two stock split in the form of a 50% stock dividend payable on August 7, 1998 to stockholders of record on July 17, 1998. All references in the financial statements to number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of shares outstanding.

                              GRANITE CONSTRUCTION INCORPORATED
                             NOTES TO THE CONDENSED CONSOLIDATED
                                     FINANCIAL STATEMENTS
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)


9. RECENT ACCOUNTING PRONOUNCEMENTS: In June 1997 the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operations decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS 131 is effective for the Company at year-end 1998 and the impact of adoption has not been determined.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the quarter ended June 30, 1998 was $292.8 million, bringing the six month total to $476.1 million, an increase of $50.2 million, or 20.7%, and $86.7 million, or 22.3%, respectively, over the same periods last year. The increase in the quarter and for the six months reflects the Company's strong backlog and successful execution of work from both divisions as well as contributions made from emergency work caused by severe winter weather conditions.


                            REVENUE BY MARKET SECTOR
                            SIX MONTHS ENDED JUNE 30,
                                  (IN MILLIONS)


                                   1998                     1997
                                $        %               $        %
                              -----    -----           -----    -----
Public                        338.4     71.1%          264.5     67.9%
Private                        82.3     17.3%           73.6     18.9%
Materials                      55.4     11.6%           51.3     13.2%
                              -----    -----           -----    -----
                              476.1    100.0%          389.4    100.0%
                              =====    =====           =====    =====


For the six months ended June 30, 1998, revenue from public sector contracts increased $73.9 million to $338.4 million, or 71.1% of total revenue, from $264.5 million, or 67.9% of total revenue in 1997. Revenue from private sector contracts of $82.3 million, or 17.3% of total revenue, increased $8.7 million from the six months ended June 30, 1997 level of $73.6 million. Revenue in the Company's primary geographical area, California, increased in dollars to $230.3 million, but decreased as a percentage of revenue to 48.4% of total revenue, from $206.8 million, or 53.1% of total revenue, last year.

Backlog at June 30, 1998 was $1,032.4 million, a $23.2 million increase from June 30, 1997 and a $122.6 million increase from December 31, 1997. New awards for the quarter totaled $407.8 million and include a $49.3 million highway project and $36.3 million railroad project in Texas, a $16 million pipeline project in Las Vegas, Nevada and a $16 million highway project in Florida.


                               AWARDS AND BACKLOG
                                  END OF PERIOD
                                  (IN MILLIONS)

                                   AWARDS         BACKLOG
                                   ------         -------
1994
Q1                                 111.8            664.7
Q2                                 148.9            640.1
Q3                                 194.9            594.9
Q4                                 128.2            550.2

1995
Q1                                 199.5            644.4
Q2                                 302.9            720.6
Q3                                 143.1            557.2
Q4                                 289.2            590.1

1996
Q1                                 188.0            624.3
Q2                                 259.9            635.8
Q3                                 382.5            715.7
Q4                                 106.1            597.9

1997
Q1                                 483.0            934.1
Q2                                 317.7          1,009.2
Q3                                 369.7          1,050.0
Q4                                 169.7            909.8

1998
Q1                                 191.0            917.4
Q2                                 407.8          1,032.4

The private sector backlog increased to 13.0% of total backlog from 6.6% at December 31, 1997 and 6.3% at June 30, 1997. The increase in private sector backlog primarily reflects the railroad project in Texas, which contributed $36.0 million to private sector backlog.


                            BACKLOG BY MARKET SECTOR
                                 (IN MILLIONS)


                             JUNE 30, 1998            DECEMBER 31, 1997
                               $         %               $        %
                            -------    -----           -----    -----
Public                        898.5     87.0%          849.5     93.4%
Private                       133.9     13.0%           60.3      6.6%
                            -------    -----           -----    -----
                            1,032.4    100.0%          909.8    100.0%
                            =======    =====           =====    =====


Gross profit for the quarter ended June 30, 1998 was $42.4 million, or 14.5% of revenue, as compared to $31.0 million, or 12.8% of revenue, for 1997. The six month gross profit increased $14.8 million to $61.6 million, or 12.9% of revenue versus $46.8 million or 12.0% of revenue in 1997. A component of the increased gross profit margin was the Company's Interstate-15 rebuild project in Salt Lake City, Utah which reached the 25% completion threshold for profit recognition during the quarter. Revenue in an amount equal to cost incurred is recognized prior to contracts reaching 25% completion.

General and administrative expenses for the three months ended June 30, 1998 increased $1.4 million to $19.9 million, but decreased as a percentage of revenue to 6.8% in 1998 from 7.6% for the same quarter last year. For the six months, general and administrative expenses increased $3.0 million to $38.1 million and decreased as a percentage of revenue to 8.0% from 9.0% last year. The dollar increase is primarily due to higher incentive compensation and other costs resulting from the Company's increased revenue and bidding activities partially offset by the collection of a previously written-off bad debt.


                            SEASONALITY OF BUSINESS
                       REVENUE AND NET INCOME BY QUARTER
                                  (IN MILLIONS)

                                                    NET
                                  REVENUE          INCOME
                                  ------           ------
1994
Q1                                 106.7           (2.1)
Q2                                 173.6            4.6
Q3                                 240.2           13.6
Q4                                 172.9            3.3

1995
Q1                                 105.3            1.2
Q2                                 226.7            8.3
Q3                                 306.6           13.2
Q4                                 256.2            5.8

1996
Q1                                 153.7            0.4
Q2                                 248.5            9.1
Q3                                 302.6           15.1
Q4                                 223.9            2.8

1997
Q1                                 146.8            0.2
Q2                                 242.6            8.3
Q3                                 329.0           13.7
Q4                                 309.8            5.6

1998
Q1                                 183.3            1.4
Q2                                 292.8           14.5


Net income for the quarter ended June 30, 1998 was $14.5 million, or $0.54 per diluted share, an increase of $6.2 million or $0.23 per diluted share from the quarter ended June 30, 1997. For the six months, net income was $15.9 million, or $0.59 per diluted share, a $7.4 million, or $0.27 per diluted share increase from the prior year.

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

We are very pleased with our financial performance through the first six months of this year. We did, however, get a late start on many of our projects due to El Nino and still face the prospect of a compressed work season. Our ability to complete work in order to meet the expectations of the financial community may hinge on the fourth quarter. Significant wet weather in the fourth quarter would further compress our work season, making it very difficult to achieve those results. If, however, we are able to work through most of the quarter, we stand a better chance of achieving the financial results we have as our objective.

We are also very pleased with recent events in Washington. After months of debate, Congress has approved a record-setting transportation bill that will provide federal funding for roads, bridges, rail and transit projects through 2003. Dubbed TEA-21, the Transportation Equity Act for the 21st Century authorizes a minimum of $204 billion over six years, including $165 billion for highways and $36 billion for mass transit. TEA-21 funding levels represent a 40% increase over the previous bill, the Intermodal Surface Transportation Efficiency Act (ISTEA). Other key elements of the landmark legislation include funding based on Highway Trust Fund receipts, with firewalls that guarantee money won't be diverted to non-transportation purposes and a revised funding formula assuring that all states get at least 90.5 cents in federal aid for each $1 paid in fuel taxes. As a result, Texas will see a 60.7% increase in funding under TEA-21. Other states where Granite has a major presence, such as Florida and California, will see funding levels increase 57.3% and 45.6% respectively over the levels contained in ISTEA.

Moreover, in late July, the House of Representatives passed the fiscal year 1999 transportation appropriations bill, which provides $25.5 billion highway obligation limitation, the same amount guaranteed by TEA-21 and contained in the Senate bill. The $25.5 billion highway obligation limitation represents a $7.5 billion, or 42% increase over the last two years.

On the political front in California, lawmakers have passed legislation placing an initiative on the November ballot to tighten the constitution with regard to borrowing of gas tax funds and local transit revenues for general purposes. Proposition 2 would ensure that any monies borrowed from these accounts would have to be repaid. It is estimated that over $1 billion in gas tax funds and local transit revenues have been diverted for non-transportation-related purposes this decade.

Looking at the company's backlog at the end of the second quarter, it is evident that our private marketplace is showing signs of continued improvement. We attribute the increase in private sector activity to a strong economy, including improved housing starts which affect the demand for site development. The increase in our second quarter private sector backlog is also the result of our recently awarded $36 million contract to build a railroad for a Texas utility. Our successful effort in Texas was aided by an alliance with TIC Holdings, Inc. This alliance underscores the strategic direction Granite believes its minority interest in TIC will lead - increased opportunities within the private sector, TIC's largest market.

A continuing challenge will be the shortage of labor, particularly the shortage of craft workers. This is an industry-wide problem that could inhibit a company's ability to take on new work. As a result, we have expanded our training and development programs in an effort to improve worker productivity and perhaps instill greater loyalty toward our company. We are also in the midst of modifying our compensation programs to ensure that we can attract and retain the best and the brightest employees. Moreover, we will be working with our trade unions to encourage more young people to start a construction career.

Looking ahead, our Branch Division continues to benefit from an increased demand for construction services, driven mostly by strong state highway budgets. For the first time in many years, we are seeing situations in some of our markets where the demand for construction services is outstripping the capacity. This may allow for some relative margin expansion in those areas going forward.

Our Heavy Construction Division (HCD) is witnessing a very good bidding environment across the country. HCD is taking aim at new market opportunities in Pennsylvania and Virginia and will continue to pursue projects in its core geographic marketplaces in Texas and Florida. There are also several mega-projects HCD has its sights on, including the San Francisco Bay area bridge retrofit projects. In addition, current HCD projects such as Interstate 15 in Salt Lake City, Utah, Interstate 4 in Tampa, Florida and US 75 Central Expressway in Dallas, Texas continue to proceed according to schedule.

In summary, federal and state funding are at all time highs and the economy and private work remain strong, especially in our key market areas such as California, Florida and Texas. As a result, we are seeing an increased demand for construction services, including labor, that is beginning to outstrip the supply in various markets. Regardless of labor-shortage concerns, we believe that the strength of our current workforce should provide Granite with a competitive advantage as we continue to bid the large volumes of work available. As always, adverse weather and the seasonality of our business must remain a key factor in forecasting the remainder of the year.

LIQUIDITY AND CAPITAL RESOURCES

   ----------------------------------------------------------------------------------
   DOLLARS IN THOUSANDS                               1998                    1997
   ==================================================================================
   Cash and cash equivalents, June 30               $ 28,768                $ 32,267
   Net cash provided (used) by:
         Operating activities                          6,055                   1,824
         Investing activities                        (40,759)                (30,991)
         Financing activities                          9,113                  22,771
   ----------------------------------------------------------------------------------

Cash provided by operating activities of $6.1 million for the six months ended June 30, 1998 represents a $4.2 million increase from the 1997 amount for the same period. Changes in cash provided from operations reflect seasonal variations based on the amount and progress of work being performed.

Cash used by investing activities in 1998 increased $9.8 million which reflects a higher level of short-term investments partially offset by the absence of the investment in TIC Holdings, Inc. which occurred in May 1997.

Cash provided by financing activities decreased $13.7 million primarily reflecting the issuance of long-term debt in March 1998 in the amount of $60 million to a group of institutional holders. The notes are due in nine equal annual installments beginning in 2002 and bear interest at 6.54% per annum. Of the proceeds of the debt, $39.0 million was used to retire existing debt.

The Company's current borrowing capacity under its revolving line of credit is $75 million of which $72.3 was available on June 30, 1998. The Company believes that its current cash balances combined with cash flows from operations and cash available under its revolving credit agreements will be sufficient to meet its operating needs, anticipated capital expenditure plans and other financial commitments as least through 1998.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

                  None



ITEM 2.   CHANGES IN SECURITIES

                  None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Company's Annual Meeting of Shareholders on May 18, 1998, the following members were elected to the Board of Directors:


                                   AFFIRMATIVE        NEGATIVE               VOTES WITHHELD
                                      VOTES             VOTES          ABSTAINED         NONVOTE
                                      -----             -----          ---------         -------
   Rebecca A. McDonald              12,950,769            -            1,097,443        4,361,199
   Brian C. Kelly                   13,620,475            -              427,737        4,361,199

The following proposals were approved at the Company's Annual Meeting:


                                   AFFIRMATIVE        NEGATIVE               VOTES WITHHELD
                                      VOTES             VOTES          ABSTAINED         NONVOTE
                                      -----             -----          ---------         -------
   To amend the certificate of
   incorporation to increase
   authorized common stock to
   50,000,000 shares                11,959,885        2,004,460          83,867         4,361,199

   To ratify the appointment
   of Coopers & Lybrand,
   L.L.P. as the independent
   accountants of the Company
   for the fiscal year ending
   December 31, 1998                13,593,198           238,623        216,391         4,361,199

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







                                  GRANITE CONSTRUCTION INCORPORATED




                                  By: /s/ William E. Barton
                                      --------------------------------------
Date: August 12, 1998                 William E. Barton
      ------------------              Vice President and Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT
NUMBER          DESCRIPTION                                                PAGE
------          -----------                                                ----
  27            Financial Data Schedule . . . . . . . . . . . . . . . .     20