Form 10-Q
period 1998-09-30
GRANITE CONSTRUCTION INC
filed 1998-11-16
CIK 861459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 1998.

             Class                                              Outstanding
 -----------------------------                               -----------------
 Common Stock, $0.01 par value                               27,627,256 shares

This report on Form 10-Q, including all exhibits, contains 20 pages. The exhibit index is located on page 19 of this report.

                        GRANITE CONSTRUCTION INCORPORATED


                                      INDEX

                                                                                        Page
                                                                                        ----


PART I.      FINANCIAL INFORMATION

             Item 1.  Financial Statements

                      Condensed Consolidated Balance
                      Sheets as of September 30, 1998 and
                      December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . 4

                      Condensed Consolidated Statements
                      of Income for the Three Months and Nine
                      Months Ended September 30, 1998 and 1997  . . . . . . . . . . . . . 5

                      Condensed Consolidated Statements
                      of Cash Flows for the Nine Months
                      Ended September 30, 1998 and 1997 . . . . . . . . . . . . . . . . . 6

                      Notes to the Condensed Consolidated
                      Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . 7-9

             Item 2.  Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . 10-15


PART II.     OTHER INFORMATION

             Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . none
             Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . none
             Item 3.  Defaults upon Senior Securities  . . . . . . . . . . . . . . . . . .none
             Item 4.  Submission of Matters to a Vote
                      of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . none
             Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . none
             Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . 17
                      Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

                          PART I. FINANCIAL INFORMATION

                        GRANITE CONSTRUCTION INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


===========================================================================================================
                                                                          SEPTEMBER 30,        December 31,
                                                                               1998                1997
-----------------------------------------------------------------------------------------------------------
                                                                           (UNAUDITED)
                                     ASSETS

Current assets
     Cash and cash equivalents                                            $      56,573       $      54,359
     Short-term investments                                                      30,608              18,410
     Accounts receivable                                                        227,474             168,968
     Costs and estimated earnings in excess of billings                          24,585              22,585
     Inventories                                                                 16,494              12,251
     Deferred income taxes                                                       13,955              13,365
     Equity in joint ventures                                                    19,931              12,951
     Other current assets                                                        19,869              11,394
                                                                          ---------------------------------
         Total current assets                                                   409,489             314,283
-----------------------------------------------------------------------------------------------------------
Property and equipment                                                          208,780             194,339
-----------------------------------------------------------------------------------------------------------
Other assets                                                                     48,148              43,187
-----------------------------------------------------------------------------------------------------------
                                                                          $     666,417       $     551,809
===========================================================================================================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current maturities of long-term debt                                 $      10,796       $      12,921
     Accounts payable                                                            99,021              80,809
     Billings in excess of costs and estimated earnings                          57,421              51,573
     Accrued expenses and other current liabilities                             109,547              65,070
                                                                          ---------------------------------
         Total current liabilities                                              276,785             210,373
-----------------------------------------------------------------------------------------------------------
Long-term debt                                                                   74,177              58,396
-----------------------------------------------------------------------------------------------------------
Deferred income taxes                                                            25,011              25,606
-----------------------------------------------------------------------------------------------------------
Stockholders' equity
     Preferred stock, $0.01 par value, authorized
         3,000,000 shares, none outstanding                                        --                  --
     Common stock, $0.01 par value, authorized 50,000,000
         shares; 1998- issued and outstanding 27,623,606 shares;
         1997- issued and outstanding 27,399,563 shares                             277                 274
     Additional paid-in capital                                                  44,100              39,745
     Retained earnings                                                          253,319             223,498
                                                                          ---------------------------------
                                                                                297,696             263,517
     Unearned compensation                                                       (7,252)             (6,083)
                                                                          ---------------------------------
                                                                                290,444             257,434
-----------------------------------------------------------------------------------------------------------
                                                                          $     666,417       $     551,809
===========================================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)


==========================================================================================================================
                                                         THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                            SEPTEMBER 30,                           SEPTEMBER 30,
--------------------------------------------------------------------------------------------------------------------------
                                                      1998                1997                1998                1997
                                                  ------------        ------------        ------------        ------------

Revenue                                           $    411,986        $    328,988        $    888,100        $    718,385
Cost of revenue                                        357,783             290,106             772,343             632,663
                                                  ------------------------------------------------------------------------
                 GROSS PROFIT                           54,203              38,882             115,757              85,722
General and administrative expenses                     23,002              19,517              61,089              54,633
                                                  ------------------------------------------------------------------------
                 OPERATING PROFIT                       31,201              19,365              54,668              31,089
--------------------------------------------------------------------------------------------------------------------------

Other income (expense)
         Interest income                                 2,468               2,863               7,326               5,551
         Interest expense                               (2,206)             (1,929)             (6,375)             (5,124)
         Gain on sales of property
                 and equipment                             275                 263               1,152               2,567
         Other, net                                      1,360               1,106               2,016               1,157
                                                  ------------------------------------------------------------------------
                                                         1,897               2,303               4,119               4,151
--------------------------------------------------------------------------------------------------------------------------
                 INCOME BEFORE PROVISION
                    FOR INCOME TAXES                    33,098              21,668              58,787              35,240
Provision for income taxes                              12,577               8,017              22,339              13,039
                                                  ------------------------------------------------------------------------
                 NET INCOME                       $     20,521        $     13,651        $     36,448        $     22,201
==========================================================================================================================

Net income per share
         Basic                                    $       0.77        $       0.52        $       1.37        $       0.84
         Diluted                                  $       0.75        $       0.51        $       1.33        $       0.83

Weighted average shares
   of common stock
         Basic                                          26,597              26,422              26,611              26,388
         Diluted                                        27,530              26,933              27,314              26,831

Dividends per share                               $       0.06        $       0.04        $       0.24        $       0.20
==========================================================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (UNAUDITED- IN THOUSANDS, EXCEPT PER SHARE DATA)


--------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30,                                                          1998               1997
--------------------------------------------------------------------------------------------------------------------

Operating Activities
       Net income                                                                    $     36,448       $     22,201
       Add (deduct) noncash items included in net income:
           Depreciation, depletion and amortization                                        28,702             28,723
           Gain on sales of property and equipment                                         (1,152)            (2,567)
           Deferred income taxes                                                           (1,185)              --
           Decrease in unearned compensation                                                2,514              1,729
           Common stock contributed to ESOP                                                   859              2,356
           Equity in (gain) loss of affiliates                                             (1,339)               894
       Cash provided by (used in):
           Accounts and notes receivable                                                  (62,620)           (66,973)
           Inventories                                                                     (4,243)              (300)
           Equity in construction joint ventures                                           (6,980)            (3,559)
           Other assets                                                                    (8,395)             1,113
           Accounts payable                                                                18,212             11,758
           Billings in excess of costs and estimated earnings, net                          3,848             18,008
           Accrued expenses                                                                43,917             13,634
                                                                                     -------------------------------
                       Net cash provided by operating activities                           48,586             27,017
--------------------------------------------------------------------------------------------------------------------

Investing Activities
       Additions to property and equipment                                                (45,283)           (44,337)
       Proceeds from sales of property and equipment                                        3,839              3,968
       Investment in affiliates                                                              (400)           (13,578)
       Additions to notes receivable                                                         (173)              (121)
       Repayments of notes receivable                                                         414                947
       Decrease (increase) in investments and other assets                                  1,024             (7,354)
       Purchases of short-term investments                                                (48,703)           (24,095)
       Maturities of short-term investments                                                36,505             39,508
                                                                                     -------------------------------
                       Net cash used by investing activities                              (52,777)           (45,062)
--------------------------------------------------------------------------------------------------------------------

Financing Activities
       Additions to long-term debt                                                         60,000             32,969
       Repayments of long-term debt                                                       (46,344)            (5,467)
       Employee stock options exercised                                                       423                153
       Repurchase of common stock                                                          (1,607)            (2,820)
       Dividends paid                                                                      (6,067)            (5,474)
                                                                                     -------------------------------
                       Net cash provided by financing activities                            6,405             19,361
--------------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                                       2,214              1,316
Cash and cash equivalents at beginning of period                                           54,359             38,663
                                                                                     -------------------------------
Cash and cash equivalents at end of period                                           $     56,573       $     39,979
====================================================================================================================
Supplementary Information
       Cash paid during the period for:
           Interest                                                                  $      4,218       $      3,232
           Income taxes                                                                    14,382                312
       Noncash investing and financing activity:
           Restricted stock issued for services                                      $      3,795       $      3,498
====================================================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


1. BASIS OF PRESENTATION: The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position at September 30, 1998 and the results of operations and cash flows for the periods presented. The December 31, 1997 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

      Interim results are subject to significant seasonal variations and the results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2. INVENTORIES: Inventories consist primarily of quarry products valued at the lower of average cost or market.

3.    PROPERTY AND EQUIPMENT:

                                                    SEPTEMBER 30,      December 31,
                                                         1998              1997
                                                    -------------------------------
                                                     (UNAUDITED)

      Land                                          $      31,032     $      20,654
      Quarry property                                      35,862            35,862
      Buildings and leasehold improvements                 19,887            17,175
      Equipment and vehicles                              437,541           416,073
      Office furniture and equipment                        4,611             5,467
                                                    -------------------------------
                                                          528,933           495,231
      Less accumulated depreciation,
        depletion and amortization                        320,153           300,892
                                                    -------------------------------

                                                    $     208,780     $     194,339
                                                    ===============================


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

                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


5. EARNINGS PER SHARE: In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:


      ==============================================================================================================================
                                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                                                         1998             1997             1998             1997
                                                                     ---------------------------------------------------------------
      NUMERATOR - BASIC AND DILUTED EARNINGS PER SHARE
                 Net income                                          $     20,521     $     13,651     $     36,448     $     22,201
      ==============================================================================================================================
      DENOMINATOR - BASIC EARNINGS PER SHARE
                 Common stock outstanding                                  27,622           27,399           27,618           27,342
                 Less restricted stock outstanding                          1,025              977            1,007              954
                                                                     ---------------------------------------------------------------
                 TOTAL                                                     26,597           26,422           26,611           26,388
                                                                     ---------------------------------------------------------------
      Basic earnings per share                                       $       0.77     $       0.52     $       1.37     $       0.84
      ==============================================================================================================================
      DENOMINATOR - DILUTED EARNINGS PER SHARE
         Denominator - Basic Earnings per Share                            26,597           26,422           26,611           26,388
         Effect of Dilutive Securities:
                 Common stock options                                          72               82               68               80
                 Warrants                                                     217               --              148               --
                 Restricted stock                                             644              429              487              363
                                                                     ---------------------------------------------------------------
                 TOTAL                                                     27,530           26,933           27,314           26,831
                                                                     ---------------------------------------------------------------
      Diluted earnings per share                                     $       0.75     $       0.51     $       1.33     $       0.83
      ==============================================================================================================================


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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS




                                    [GRAPH]




Revenue for the quarter ended September 30, 1998 was $412.0 million, bringing the nine month total to $888.1 million, an increase of $83.0 million, or 25.2%, and $169.7 million, or 23.6%, respectively, over the same periods last year. The increase in the quarter and for the nine months reflects the Company's strong backlog and turn business.

For the nine months ended September 30, 1998, revenue from public sector contracts increased $116.5 million to $615.9 million, or 69.4% of total revenue, from $499.4 million, or 69.6% of total revenue in 1997. Revenue from private sector contracts of $168.1 million, or 18.9% of total revenue, increased $43.6 million from the nine months ended September 30, 1997 level of $124.6 million. The increase in private sector revenue reflects a stronger housing and commercial site development market in the west. Revenue in the Company's primary geographical area, California, increased in dollars to $427.1 million, but decreased as a percentage of revenue to 48.1% of total revenue, from $371.6 million, or 51.7% of total revenue, last year.




                                    [GRAPH]




Backlog at September 30, 1998 was $895.9 million, a $154.1 million decrease from September 30, 1997 and a $13.9 million decrease from December 31, 1997. New awards for the quarter totaled $275.5 million. The awards and backlog do not include a $92.4 million interchange project in Texas which was awarded after the end of the 1998 quarter.

                            REVENUE BY MARKET SECTOR
                         NINE MONTHS ENDED SEPTEMBER 30,
                                  (IN MILLIONS)

                               1998                            1997
                         $               %               $               %
                   ------------    ------------    ------------    ------------
Public                    615.9            69.4%          499.4            69.6%
Private                   168.1            18.9%          124.6            17.3%
Materials                 104.1            11.7%           94.4            13.1%
                   ------------------------------------------------------------
                          888.1           100.0%          718.4           100.0%
                   ============================================================


                               AWARDS AND BACKLOG
                                  END OF PERIOD
                                  (IN MILLIONS)

                           AWARDS                   BACKLOG
                           ------                   -------
1994

 Q1                         111.8                    664.7
 Q2                         148.9                    640.1
 Q3                         194.9                    594.9
 Q4                         128.2                    550.2

1995

 Q1                         199.5                    644.4
 Q2                         302.9                    720.6
 Q3                         143.1                    557.2
 Q4                         289.2                    590.1

1996

 Q1                         188.0                    624.3
 Q2                         259.9                    635.8
 Q3                         382.5                    715.7
 Q4                         106.1                    597.9

1997

 Q1                         483.0                    934.1
 Q2                         317.7                  1,009.2
 Q3                         369.7                  1,050.0
 Q4                         169.7                    909.8

1998

 Q1                         191.0                    917.4
 Q2                         407.8                  1,032.4
 Q3                         275.5                    895.9

                                    [GRAPH]



The private sector backlog increased to 14.9% of total backlog from 6.6% at December 31, 1997 and 6.7% at September 30, 1997. The increase in private sector backlog primarily reflects a railroad project in Texas, which contributed $37.2 million to private sector backlog, as well as the stronger market for housing and commercial site development.

Gross profit for the quarter ended September 30, 1998 was $54.2 million, or 13.2% of revenue, as compared to $38.9 million, or 11.8% of revenue, for 1997. The nine month gross profit increased $30.1 million to $115.8 million, or 13.0% of revenue versus $85.7 million or 11.9% of revenue in 1997. The increased gross profit margin reflects the current favorable market conditions as well as the Company's Interstate-15 rebuild project in Salt Lake City, Utah which reached the 25% completion threshold for profit recognition during the second quarter. Revenue in an amount equal to cost incurred is recognized prior to contracts reaching 25% completion.

General and administrative expenses for the three months ended September 30, 1998 increased $3.5 million to $23.0 million, but decreased as a percentage of revenue to 5.6% in 1998 from 5.9% for the same quarter last year. For the nine months, general and administrative expenses increased $6.5 million to $61.1 million and decreased as a percentage of revenue to 6.9% from 7.6% last year. The dollar increase is primarily due to higher profit sharing, incentive compensation and other costs resulting from the Company's increased revenue and bidding activities partially offset by the collection of a previously written-off bad debt.




                                    [GRAPH]




Net income for the quarter ended September 30, 1998 was $20.5 million, or $0.75 per diluted share, an increase of $6.9 million or $0.24 per diluted share from the quarter ended September 30, 1997. For the nine months, net income was $36.4 million, or $1.33 per diluted share, a $14.2 million, or $0.50 per diluted share increase from the prior year.

                            BACKLOG BY MARKET SECTOR
                                  (IN MILLIONS)


                      SEPTEMBER 30, 1998              DECEMBER 31, 1997
                       $               %               $               %
                 ------------    ------------    ------------    ------------
Public                  762.4            85.1%          849.5            93.4%
Private                 133.5            14.9%           60.3             6.6%
                 ------------------------------------------------------------
                        895.9           100.0%          909.8           100.0%
                 ============================================================


                             SEASONALITY OF BUSINESS
                        REVENUE AND NET INCOME BY QUARTER
                                  (IN MILLIONS)


                                                             NET
                                 REVENUE                   INCOME
                                 -------                   ------

1994

 Q1                               106.7                     (2.1)
 Q2                               173.6                      4.6
 Q3                               240.2                     13.6
 Q4                               172.9                      3.3

1995

 Q1                               105.3                      1.2
 Q2                               226.7                      8.3
 Q3                               306.6                     13.2
 Q4                               256.2                      5.8

1996

 Q1                               153.7                      0.4
 Q2                               248.5                      9.1
 Q3                               302.6                     15.1
 Q4                               223.9                      2.8

1997

 Q1                               146.8                      0.2
 Q2                               242.6                      8.3
 Q3                               329.0                     13.7
 Q4                               309.8                      5.6

1998

 Q1                               183.3                      1.4
 Q2                               292.8                     14.5
 Q3                               412.0                     20.5

OUTLOOK

This "Outlook" section contains forward-looking statements which are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including, without limitation, changes in the composition of applicable federal and state legislation appropriation committees; federal and state appropriation changes for infrastructure spending; the general state of the economy; weather; competition and pricing pressures; state referendums and initiatives; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

As 1998 comes to a close, we are in line to finish the year with record results. Our strong financial performance this past year was primarily due to a higher volume of work at higher margins in both divisions. Contributions made from El Nino-related emergency work and the initial recognition of profit from the I-15 project in Salt Lake City were two events unique to 1998 that also positively impacted the year. As discussed in the following outlook, we believe that many of the factors necessary for a continuation of a strong underlying business are in place.

Evidenced by the signing of the Transportation Equity Act for the 21st Century (TEA-21) and the recently passed appropriations bill, federal funding levels for transportation are at an all time high. Signed by the president on October 21, 1998, the Transportation Appropriations Bill allots $27 billion in spending for highways, approximately $3.7 billion over levels in fiscal year 1998. These funding levels remain consistent with the guaranteed amounts provided in TEA-21. In many of the states in which Granite operates, including California, Texas and Florida, the Company believes it is well-positioned to take advantage of these record funding levels over the life of the bill.

The opportunities that TEA-21 provides for companies such as Granite are just beginning to emerge. Because the cycle for federal money to progress from planning to design to actual construction bids takes time, the five month-old bill and subsequent appropriations bills will take time to translate into a significant amount of construction work.

On the political front, California voters recently passed Proposition 2, which encourages government fiscal responsibility by putting a stop to the Legislature's ability to siphon off funds from local and state transportation resources for General Fund programs. Proposition 2 amends the state Constitution requiring that any loans from transportation funds be repaid during the same fiscal year, thereby helping to ensure that money raised for transportation will be made available for construction projects throughout the state.

Looking ahead to 1999, bidding opportunities for both divisions look very strong. HCD is witnessing a consistent stream of new projects coming out to bid in both highway and transit construction. Projects in line for bid include a portion of the "Big Dig" project in downtown Boston and various light rail projects in Seattle, Portland, Sacramento and Salt Lake City. Granite recently announced the award of a $92.4 million highway contract in Texas, signifying the third largest individually awarded contract in the Company's history (excluding awards from joint venture projects).

Bidding activity in the Branch Division is also strong - fueled by public sector demand and increased opportunities in the private sector. In California, housing starts and private site development work has been strong even though this industry has lagged the growth of the general economy. While the state's economy remains strong, housing and land development may be one of the earlier indicators of a slow up.

Much has been written recently about the global economic crisis and its affect on U.S. companies and the U.S. economy. How might this downturn affect Granite? Since our focus is solely on the domestic marketplace, we have no work overseas, thus no exposure to delays or cancellations of overseas projects. If the current economic turmoil in Asia and South America were to pull the U.S. economy into a recession, our private sector market could soften, particularly site development and housing. We would not expect an economic downturn to directly affect our public sector markets, particularly our highway and transit markets, which will be buoyed by the TEA-21 bill for the next five years. However, competition would likely increase for public sector work to the extent that private sector work dries up.

Overall, the Company will remain focused on growth externally and internally through both acquisitions and expansion of our internal operations. We feel that with the continued strength of our "turn" business, a healthy backlog and our ability to take advantage of the exciting opportunities ahead of us, Granite is well-positioned to grow our business into the coming year.

LIQUIDITY AND CAPITAL RESOURCES

------------------------------------------------------------------------------------------
DOLLARS IN THOUSANDS                                       1998                    1997
------------------------------------------------------------------------------------------

Cash and cash equivalents, September 30                 $ 56,573                 $ 39,979
Net cash provided (used) by:
      Operating activities                                48,586                   27,017
      Investing activities                               (52,777)                 (45,062)
      Financing activities                                 6,405                   19,361
------------------------------------------------------------------------------------------

Cash provided by operating activities of $48.6 million for the nine months ended September 30, 1998 represents a $21.6 million increase from the 1997 amount for the same period. Changes in cash provided from operations reflect seasonal variations based on the amount and progress of work being performed.

Cash used by investing activities in 1998 increased $7.7 million which reflects a higher level of short-term investments partially offset by the absence of the investment in TIC Holdings, Inc. which occurred in May 1997.

Cash provided by financing activities primarily reflects the issuance of long-term debt in March 1998 in the amount of $60 million to a group of institutional holders. The notes are due in nine equal annual installments beginning in 2002 and bear interest at 6.54% per annum. Of the proceeds of the debt, $39.0 million was used to retire existing debt.

The Company's current borrowing capacity under its revolving line of credit is $75 million of which $71.5 was available on September 30, 1998. The Company believes that its current cash balances combined with cash flows from operations and cash available under its revolving credit agreements will be sufficient to meet its operating needs, anticipated capital expenditure plans and other financial commitments as least through 1998.

IMPACT OF THE YEAR 2000 ISSUE

This section of the Year 2000 issue contains forward-looking statements which are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1998. Investors are cautioned that such forward looking statements involve risks and uncertainties outlined below and other risks that may be detailed from time to time in the Company's filings with the Securities and Exchange Commission. The costs of the planned Year 2000 modifications and the dates by which the Company expects to complete its plans are based on Management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer codes, changes in consulting fees and costs to remediate or replace hardware and software as well as non-incremental costs resulting from redeployment of internal resources, timely responses to and corrections by third parties such as significant customers and suppliers, and similar uncertainties.

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

The Company's information technology systems consist primarily of hardware and software purchased from outside parties. The vendor for the Company's enterprise-wide software has informed the Company that the version of its software that the Company is currently utilizing is Year 2000 compliant and the Company is currently testing to ensure that this is the case. This testing phase is expected to be complete by the end of 1998. The Company is in the process of addressing the Year 2000 compliance of other software and hardware, including embedded chips, being used in its business. The Company is utilizing a seven step process in addressing compliance of these other systems: (1) awareness; (2) inventory of all systems and documentation; (3) assessment to identify any areas of noncompliance; (4) remediation/renovation of any noncompliant systems; (5) verification of compliance through testing and/or vendor certification; (6) implementation of any necessary changes revealed during verifications; and (7) monitoring of the results of implementation. The Company expects to have completed this process for its non-enterprise software and hardware by the end of first quarter 1999.

The Company has begun the process of identifying and making inquiries of its significant suppliers and large public and private sector customers to determine the extent to which the Company is vulnerable to those third parties' failure to solve their own Year 2000 issues. The Company expects that the process of making inquiries to these significant suppliers and customers will be ongoing through the end of 1999. However, there can be no guarantee that the systems of other companies or public agencies with which the Company does business will be timely converted, or that failure to convert by another company or public agency would not have a material adverse effect on the Company.

The Company's most reasonably likely worst case Year 2000 scenario would be an interruption in work or cash flow resulting from unanticipated problems encountered with the information systems of the Company, or of any of the significant third parties with whom the company does business. The Company believes that the risk of significant business interruption due to unanticipated problems with its own systems is low based on the progress of the Year 2000 project to date. If unforeseen internal disruptions occur, the Company believes that its existing disaster recovery program, which includes the manual processing of certain key transactions, would significantly mitigate the impact. The Company's highest risk relates to significant suppliers or customers failing to remediate their Year 2000 issues in a timely manner. Relating to its suppliers, the Company has identified and will continue to identify alternative suppliers. The Company's suppliers are generally locally or regionally based, which tends to lessen the Company's exposure from the lack of readiness of any single supplier. The risk relating to the Company's customers relates primarily to any delay in receipt of payment due to a customer's unresolved Year 2000 issue. The Company's existing financial resources will help to mitigate such an impact and the Company will continue to assess this risk as it receives communications about the Year 2000 status of its customers.

The Company estimates that costs to address the Year 2000 issue will total approximately $500,000, including costs already incurred. These estimated costs include consulting fees and costs to remediate or replace hardware and software as well as non-incremental costs resulting from redeployment of internal resources. To date, approximately $380,000 has been incurred and expensed related to the Year 2000 issue. The Company's Year 2000 costs will be funded from its operating cash flows.

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






                                   GRANITE CONSTRUCTION INCORPORATED



                                 By:  /s/ William E. Barton
                                      ------------------------------------------
Date:   November 13, 1998             William E. Barton
                                      Vice President and Chief Financial Officer

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   GRANITE CONSTRUCTION INCORPORATED



                                 By:
                                      ------------------------------------------
Date:   November 13, 1998             William E. Barton
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT
NUMBER              DESCRIPTION                                           PAGE
------              -----------                                           ----

  27                Financial Data Schedule . . . . . . . . . . . . . .    20