Form 10-K
period 1998-12-31
GRANITE CONSTRUCTION INC
filed 1999-03-31
CIK 861459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                    FORM 10-K

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from __________ to ____________

                         Commission file number 0-17124

                        GRANITE CONSTRUCTION INCORPORATED
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                   77-0239383
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification Number)

585 WEST BEACH STREET, WATSONVILLE, CALIFORNIA                 95076
(Address of principal executive offices)                     (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (831) 724-1011 Securities registered pursuant to Section 12(b) of the Act:

       Title of each class           Name of each exchange on which registered
       -------------------           -----------------------------------------
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was approximately $557,675,310 as of March 19, 1999 based upon the average of the high and low sales prices per share of the registrant's Common Stock as reported on the New York Stock Exchange on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At March 19, 1999, 27,243,811 shares of Common Stock, par value $0.01 of the registrant were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held May 24, 1999, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998.

This report, including all exhibits and attachments, contains 241 pages. The exhibit index is on pages 27-29.

                                TABLE OF CONTENTS



                                                                                                    Page
                                                                                                    ----
No.
PART I................................................................................................3
   Item 1.    BUSINESS................................................................................3
   Item 2.    PROPERTIES.............................................................................10
   Item 3.    LEGAL PROCEEDINGS......................................................................10
   Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................10

PART II..............................................................................................12
   Item 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS....................................................................12
   Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA...................................................12
   Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS..................................................................14
   Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................20
   Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................21
   Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURES..............................................................22

PART III.............................................................................................23
   Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................23
   Item 11.   EXECUTIVE COMPENSATION.................................................................23
   Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................23
   Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................23

PART IV..............................................................................................24
   Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K........................24

                                     PART I



ITEM 1.  BUSINESS

         FORWARD LOOKING DISCLOSURE

               This report contains forward-looking statements; such as statements related to the impact of government regulations on the Company's operations, the adequacy of the Company's aggregate reserves, 1998 backlog expected to be completed in 1999, the existence of bidding opportunities, the costs of planned year 2000 modifications and expected dates of year 2000 plan completion, the most reasonably likely worst case year 2000 scenario, and the impact of legislation, availability of highway funds and economic conditions on the Company's future results. Additionally, forward-looking statements include statements that can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy.

               All such forward looking statements are subject to risks and uncertainties that could cause actual results of operations and financial condition and other events to differ materially from those expressed or implied in such forward-looking statements. Specific risk factors include, without limitation, changes in the composition of applicable federal and state legislation appropriation committees; federal and state appropriation changes for infrastructure spending; the general state of the economy; competition and pricing pressures; and state referendums and initiatives. Forward-looking statements related to the Company's aggregate reserves and completion of backlog carry risk factors which include, without limitation, changes in estimates of existing reserves and estimates of the Company's need for those reserves and delays in the progress of work in the 1998 backlog. Additionally, forward-looking statements regarding the year 2000 issue carry risk factors which include, without limitation, the availability and cost of personnel trained in these areas; the ability to locate and correct all relevant computer codes; changes in consulting fees and costs to remediate or replace hardware and software; changes in non-incremental costs resulting from redeployment of internal resources; timely responses to and corrections by third parties such as significant customers and suppliers; and similar uncertainties.

INTRODUCTION

        Granite Construction Incorporated, the "Company" or "Granite," was incorporated in Delaware in January 1990 as the holding company for Granite Construction Company, which was incorporated in California in 1922. Therefore, references herein to the "Company" or "Granite" in the context of operations should be read to mean Granite Construction Company and Granite Construction Incorporated's other subsidiaries.

        The Company is one of the largest heavy civil construction contractors in the United States and operates nationwide. Its focus is primarily in the west, southwest, and southeast serving both public and private sector clients. Within the public sector, the Company concentrates on infrastructure projects; including the construction of roads, highways, bridges, dams, tunnels, canals, mass transit facilities and airports. Within the private sector, the Company performs site preparation services for buildings, plants, subdivisions and other facilities. Granite's participation in both the public and private sectors and its diverse mix of project types and sizes have contributed to the Company's revenue growth and profitability in various economic environments.

        The Company owns and leases substantial aggregate reserves and owns 108 construction materials processing plants. The Company also owns one of the largest heavy construction contractor equipment fleets in the United States. The Company believes that the ownership of these assets enables it to compete more effectively by ensuring availability of these resources at a favorable cost.

OPERATING STRUCTURE

        The principal operating company, Granite Construction Company, is organized into two business segments, the Branch Division and the Heavy Construction Division. The Branch Division is comprised of branch offices which serve local markets, while the Heavy Construction Division pursues major infrastructure projects throughout the nation. The Heavy Construction Division ("HCD") generally builds large heavy civil projects with contract amounts in excess of $15 million and contract durations greater than two years, while the Branch Division projects are typically smaller in size and shorter in duration.

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

     In addition to cost and profitability estimates, Granite considers the availability of estimating and project building personnel as key factors when determining whether to bid on a project. Other factors considered include the client, the geographic location, Granite's competitive advantages and disadvantages relative to likely competitors for the project, current and projected workload, and the likelihood of follow-up work. Both operating divisions use a proprietary computer-based project estimating system that reflects Granite's significant accumulated experience. Granite believes that an exhaustive, detailed approach to a project's estimate and bid is important in order to best identify the project's risks and opportunities. The Company's estimates are comprehensive in nature, sometimes totaling hundreds of pages of analysis. Each project is broken into phases and line items, for which separate labor, equipment and material estimates are made. Once a project begins, the estimate provides Granite with a budget against which actual project cost is regularly measured, enabling Granite to manage its projects more effectively.

     Information about the Company's business segments for the years ended December 31, 1998, 1997 and 1996 is incorporated in Note 14 of the "Notes to the Consolidated Financial Statements," located on page F-17 of this Annual Report on Form 10K.

     The Branch Division. In 1998, Branch Division contract revenue and sales of aggregate products were $945.9 million (77.1% of Company revenue) as compared with $831.9 million (80.9% of Company revenue) in 1997. The Branch Division has both public and private sector clients. Public sector activities include both new construction and improvement of streets, roads, highways and bridges. For example, the branches widen and re-pave roads and modify and replace bridges. Major private sector contracts include site preparation for housing, including excavation; grading and street paving; and installation of curbs, gutters, sidewalks and underground utilities.

     The Company currently has 11 branch offices with 14 satellite operations. The Company's branch offices in California are located in Bakersfield, Hanford (Central Valley), Monterey Bay Area, Palm Springs (Southern California Region), Sacramento, San Jose, Santa Barbara and Stockton. The Company's branch offices outside of California are located in Arizona, Nevada and Utah. Each branch effectively operates as a local or regional construction company and its management is encouraged to participate actively in the local community. While individual branch revenues vary from year to year, in 1998 these revenues ranged from $41 million to $187 million.

     As part of the Company's strategy, many of Granite's branches mine aggregates and operate plants which process aggregates into construction materials for internal use and for sale to others. These activities provide both a source of profits and a competitive advantage to the Company's construction business. Close to half of the aggregate products are used in the Company's construction projects. The remainder is sold to unaffiliated parties and accounted for $141.7 million of revenue in 1998, representing 11.6% of the Company's total 1998 revenue. The Company has significant aggregate reserves which it has acquired by ownership in fee or through long-term leases. It is the Company's objective to continue to own or lease adequate aggregate reserves.

     Heavy Construction Division. In 1998, revenue from HCD was $280.2 million (22.9% of Company revenue) as compared with $196.3 million (19.1% of Company revenue) in 1997. HCD projects are usually larger and more complex than those performed by the Branch Division. The Division has completed projects throughout the nation; including mass transit projects in the metropolitan areas of Atlanta, Baltimore, Los Angeles, San Francisco and Washington, D.C., and 27 major dam and tunnel projects in eight states.

     HCD builds infrastructure projects; including major highways, large dams, mass transit facilities, bridges, pipelines, canals, tunnels, waterway locks and dams and airport runways, and has engaged in contract mine stripping and reclamation and large site preparation. It also performs activities such as demolition, clearing, excavation, de-watering, drainage, embankment fill, structural concrete, concrete and asphalt paving, and tunneling.

     The Division markets, estimates, bids and provides management overview of its projects from its Watsonville, California headquarters and satellite estimating offices in Texas, Georgia, Florida and Maryland. Project staff located at job sites have the managerial, technical, and clerical capacity to meet on-site project management requirements. HCD has the ability, if appropriate, to process locally sourced aggregates into construction materials using its own portable crushing, concrete and asphalt processing plants.

     HCD participates in joint ventures with other large construction companies from time to time. Joint ventures are used for large, technically complex projects, including design/build projects, where it is desirable to share risk and resources. Joint ventures provide independently prepared estimates, and shared financing, equipment and expertise.

     Design/build projects have emerged as an expanding market for HCD. Unlike traditional projects where owners first hire a design firm and then put the plans out to bid to find a contractor, design/build projects provide the owner with a single point of responsibility and a single contact. Past design/build projects have included the SR-91 Tollway which was completed in 1995 and the San Joaquin Hills Transportation Corridor which was completed in 1996. Ongoing projects include the I-15 rebuild in Salt Lake City, Utah, the Atlantic City/Brigantine Connector in New Jersey and a recently awarded I-17 rebuild project in Phoenix, Arizona. Design/build projects have historically been bid with the Company as part of a joint venture team. While design/build is being used considerably more in the private sector, the public sector is expanding its use.

INVESTMENT IN T.I.C. HOLDINGS, INC.

     The Company holds a 30% minority interest in T.I.C. Holdings, Inc. ("TIC") as part of its diversification strategy (See Business Strategy). TIC, founded in 1974, is one of the leading merit shop general heavy industrial contractors in the U.S. TIC performs all major disciplines including civil, structural steel erection, heavy mechanical, process piping and electrical/instrumentation. TIC has offices in Colorado, Georgia, California, Texas, Louisiana, Kansas, Nevada, Oregon and Wyoming. TIC operates both nationally and internationally. TIC had annual revenue of $534 million in 1998. By market sector 52% of its 1998 revenue came from industrial/petrochemical projects, 26% from water/sewer/wastewater projects, 18% from power-related projects and the remaining 4% from transportation-related and other work.

BUSINESS STRATEGY

     Granite's fundamental objective is to increase long-term shareholder value by focusing on consistent profitability from carefully managed revenue growth. Shareholder value is measured by the appreciation of the value of Granite stock over a period of years, and to some degree, a return from dividends. Further, it is a specific measure of the Company's financial success to achieve a Return on Net Assets ("RONA") greater than the cost of capital, creating "Granite Value Added." To accomplish these objectives, Granite employs the following strategies:

     Heavy/Highway Construction Focus - Granite concentrates its core competencies on this segment of the construction industry which includes the building of roads, highways, bridges, dams and tunnels, mass transit facilities and site preparation. This focus emphasizes the Company's specialized strengths which include earth moving, grading, paving and concrete structures.

     Vertical Integration of Aggregate Materials into Construction - Granite owns aggregate reserves and processing plants and thus, by ensuring availability of these resources at favorable cost, it believes it has significant bidding advantages in many of its markets.

     Selective Bidding - Once Granite selects a job that meets its bidding criteria, the project is estimated using a highly detailed method with a proprietary estimating system which applies both contingency cost and margin to achieve the appropriate profit margin for the risk assumed.

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

     Ownership of Construction Equipment - By owning and carefully maintaining a large fleet of heavy construction equipment, Granite essentially operates an internal leasing company and therefore competes more effectively by ensuring availability of these resources at favorable cost.

     Controlled Expansion - The Company intends to continue its geographic expansion by selectively adding branches in the western United States, pursuing major infrastructure projects throughout the nation and expanding into other construction market segments through acquisitions.

     Accident Prevention - Granite believes that the prevention of accidents is both a moral obligation and good business. By identifying and preventing potential accidents, the Company continues to significantly reduce the costs associated with accidents.

     Environmental Affairs - Granite believes it benefits everyone to maintain environmentally responsible operations. The Company is committed to effective air quality control measures and reclamation at its plant sites and to waste reduction and recycling of the environmentally sensitive products used in its operations.

     Quality and High Ethical Standards - Granite emphasizes the importance of performing high quality work and maintaining high ethical standards through an established code of conduct and an effective corporate compliance program.

CUSTOMERS

     The Company has customers in both the public and private sectors. The Branch Division's principal customers are state departments of transportation in California, Utah, Nevada, and Arizona and the US Army Corp. of Engineers. In 1998, contracts with the California Department of Transportation represented 11.6% of the Company's revenue. Other Branch Division clients include county and city public works departments and developers and owners of industrial, commercial and residential sites. The principal clients of the Heavy Construction Division are in the public sector and currently include the U.S. Bureau of Reclamation and the State Departments of Highways and Public Transportation in Utah, Texas, Florida, and New Jersey. Total Company contracts (including the Company's share of a construction joint venture) with the Utah Department of Transportation represented 11.3% of the Company's revenue in 1998. (See Note 2 of Notes to Consolidated Financial Statements).

     A breakdown of the Company's revenues for the last three years by market sector is as follows (in thousands):


                                                1998                             1997                           1996
                                    -------------------------------------------------------------------------------------------
                                      Amount           Percent         Amount           Percent       Amount            Percent
                                    -------------------------------------------------------------------------------------------
Contract revenues
   Federal agencies ........        $   44,844            3.7%      $   38,789            3.8%      $   32,825            3.5%
   State agencies ..........           516,485           42.1          449,727           43.6          345,505           37.2
   Local public agencies ...           274,657           22.4          238,141           23.2          278,917           30.0
   Private sector ..........           248,447           20.2          174,479           17.0          178,053           19.2
Construction materials sales           141,667           11.6          127,069           12.4           93,499           10.1
                                    -------------------------------------------------------------------------------------------

Total ......................        $1,226,100          100.0%      $1,028,205          100.0%      $  928,799          100.0%
                                    ===========================================================================================

BACKLOG

     The Company's backlog (anticipated revenue from uncompleted portions of existing contracts) was $901.6 million at December 31, 1998, down from $909.8 million at December 31, 1997, and was $597.9 million at December 31, 1996. Approximately $260 million of the December 31, 1998 backlog is expected to remain at December 31, 1999. The Company includes a construction project in its backlog at such time as a contract is awarded or a firm letter of commitment is obtained and funding is in place. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.") The Company believes its backlog figures are firm, subject only to the cancellation and modification provisions contained in various contracts. Substantially all of the contracts in the backlog may be canceled or modified at the election of the client. However, the Company has not been materially adversely affected by contract cancellations or modifications in the past. (See "Business-Contract Provisions and Subcontracting.") A sizeable percentage of the Company's anticipated revenue in any year is not reflected in its backlog at the start of the year due to the short duration of smaller Branch Division projects that are initiated and completed during such year ("Turn Business"). The following is a breakdown of backlog as of December 31, 1998, 1997 and 1996 (in millions):


                                              1998                     1997                  1996
                                      ---------------------------------------------------------------------
                                       Amount       Percent    Amount       Percent    Amount       Percent
                                      ---------------------------------------------------------------------
By Geographic Area:
      California ................     $  192.1        21.3%   $  214.4        23.6%   $  247.5       41.4%
      West (excluding California)        312.0        34.7       379.5        41.7        72.6       12.1
      South/East ................        397.5        44.0       315.9        34.7       277.8       46.5
                                      ---------------------------------------------------------------------
                                      $  901.6       100.0%   $  909.8       100.0%   $  597.9      100.0%
                                      =====================================================================
By Market Sector:
      Federal agencies ..........     $   22.6         2.5%   $   29.7         3.3%   $   28.7        4.8%
      State agencies ............        635.8        70.5       674.9        74.2       374.8       62.7
      Local public agencies .....        133.1        14.8       144.9        15.9       123.0       20.6
      Private sector ............        110.1        12.2        60.3         6.6        71.4       11.9
                                      ---------------------------------------------------------------------
                                      $  901.6       100.0%   $  909.8       100.0%   $  597.9      100.0%
                                      =====================================================================


EQUIPMENT

     The Company purchases and maintains many pieces of equipment; including cranes, bulldozers, scrapers, graders, loaders, trucks, pavers, rollers, and construction materials processing plants. In 1998 and 1997, the Company spent approximately $41.2 million and $45.4 million, respectively, for construction equipment, plants and vehicles. The breakdown of the Company's construction equipment, plants and vehicles at December 31, 1998 is as follows:

     Heavy construction equipment ........................      2,349 units
     Trucks, truck-tractors and trailers and vehicles ....      2,965 units
     Aggregate crushing plants ...........................      38 plants
     Asphalt concrete plants .............................      43 plants
     Portland cement concrete batch plants ...............      25 plants
     Thermal Soil Remediation Plants .....................      2 plants

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

EMPLOYEES

     On December 31, 1998, Granite employed 1,101 salaried employees, who work in management, estimating and clerical capacities, and 2,760 hourly employees. The total number of hourly personnel employed by the Company is subject to the volume of construction in progress. During 1998, the number of hourly employees ranged from 2,254 to 4,357 and averaged approximately 3,388. The Company's wholly owned subsidiary, Granite Construction Company, is a party to craft collective bargaining agreements in many areas in which it is working.

     The Company believes its employees are its most valuable resource and that its workforce possesses a strong dedication to and pride in the Company. Among salaried and non-union hourly employees, this dedication is reinforced by 32% equity ownership through the Employee Stock Ownership Plan ("ESOP") and performance-based incentive compensation arrangements. The Company's 371 managerial and supervisory personnel have an average of 11 years of service with Granite.

COMPETITION

     Factors influencing the Company's competitiveness are price, reputation for quality, the availability of aggregate materials, machinery and equipment, financial strength, knowledge of local markets and conditions, and estimating abilities. The Company believes that it competes favorably on the basis of the foregoing factors. Branch Division competitors range from small local construction companies to large regional construction companies. While the market areas of these competitors overlap with several of the markets served by the Company's branches, few, if any, compete in all of the Company's market areas. The Heavy Construction Division normally competes with large regional and national construction companies. Although the construction business is highly competitive, particularly for competitively bid projects in the public sector, the Company believes it is well positioned to compete effectively.

CONTRACT PROVISIONS AND SUBCONTRACTING

     The Company's revenue is substantially derived from contracts that are "fixed unit price" contracts under which the Company is committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete or cubic yards of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer; any increase in the Company's unit cost over the unit price bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by the Company unless otherwise provided in the contract. The Company's contracts are obtained primarily through competitive bidding in response to advertisements by federal, state and local government agencies and private parties.

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

     The Company acts as prime contractor on most of the construction projects it undertakes. The Company accomplishes the majority of its projects with its own resources and subcontracts specialized activities such as electrical and mechanical work. As prime contractor the Company is responsible for the performance of the entire contract, including subcontract work. Thus, the Company is subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated. The Company's subcontractors generally furnish bonds which provide an additional measure of security of their performance. Disadvantaged business enterprise regulations require the Company to use its best efforts to subcontract a specified portion (historically ranging up to 25%) of contract work done for governmental agencies to certain types of subcontractors. Some of these subcontractors may not be able to obtain surety bonds. The Company has not incurred any material loss or liability on work performed by subcontractors to date.

INSURANCE AND BONDING

     The Company maintains general and excess liability, construction equipment, and workers' compensation insurance; all in amounts consistent with industry practices. Management believes its insurance programs are adequate.

     In connection with its business, the Company generally is required to provide various types of surety bonds which provide an additional measure of security of its performance under certain public and private sector contracts. The Company's ability to obtain surety bonds depends upon its capitalization, working capital, past performance, management expertise and other factors. Surety companies consider such factors in light of the amount of surety bonds then outstanding for the Company and their current underwriting standards, which may change from time to time. The Company has been bonded by the same surety for more than 60 years and has never been refused a bond.

GOVERNMENT REGULATIONS

     The Company's operations are subject to compliance with regulatory requirements of federal, state, and municipal agencies and authorities; including regulations concerning labor relations, affirmative action and the protection of the environment. While compliance with applicable regulatory requirements has not adversely affected the Company's operations in the past relative to its competitive position within its industry sector, there can be no assurance that these requirements will not change and that compliance will not adversely affect the Company's operations. In addition, the aggregate materials operations of the Company require operating permits granted by governmental agencies. The Company believes that tighter regulations for the protection of the environment and other factors will make it increasingly difficult to obtain new permits and renewal of existing permits may be subject to more restrictive conditions than currently exist.

ITEM 2.  PROPERTIES

     The Company owns and leases real property for use in its construction and aggregate mining and processing activities. The Company owns approximately 394,300 square feet of office and shop space and leases, pursuant to leases expiring between January 1999 and April 2003, an additional 44,800 square feet of office and shop space. The Company owns approximately 10,700 acres of land of which 1,600 acres are un-permitted reserves available for future use and leases approximately 4,636 additional acres of land at sites in California, Nevada, Arizona and Utah. A majority of the land owned or leased by the Company is intended to serve as aggregate reserves. There are no significant encumbrances against owned property. The Company's leases for aggregate reserves generally limit the Company's interest in the reserves to the right to mine the reserves. These leases range from month-to-month leases to leases with expiration dates ranging from January 1999 to January 2016. The Company considers its available and future aggregate reserves adequate to meet operating needs. The Company pursues a plan of acquiring new sources of aggregate reserves to replenish those depleted and to assure future growth.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to a number of legal proceedings. The Company believes that the nature and number of these proceedings are typical for a construction firm of its size and scope and that none of these proceedings is material to the Company's financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company has not submitted any matters to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers of the Company are as follows:


                             Age      Position
                             ---      --------
     David H. Watts          60       President, Chief Executive Officer and Director
     William G. Dorey        54       Executive Vice President and Chief Operating Officer
     William E. Barton       54       Vice President and Chief Financial Officer
     Patrick M. Costanzo     60       Senior Vice President and Manager, Heavy Construction Division
     Mark E. Boitano         50       Senior Vice President and Manager, Branch Division


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

     Mr. Dorey has been an employee of the Company since 1968 and has served in various capacities, including Executive Vice President and Chief Operating Officer since 1998, Senior Vice President and Manager, Branch Division from 1987 to 1998, and as Vice President and Assistant Manager, Branch Division from 1983 to 1987. In 1997, Mr. Dorey became a director of TIC Holdings, Inc., in which Granite Construction Incorporated owns a 30% interest. He received a B.S. degree in construction engineering from Arizona State University in 1967.

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

     Mr. Costanzo has been an employee of the Company since 1970 and has served in various capacities, including Senior Vice President and Manager, Heavy Construction Division, since 1990, Vice President and Assistant Manager, Heavy Construction Division, from 1988 to 1989, and an Area or Project Manager with the Heavy Construction Division from 1971 to 1987. In 1997, Mr. Costanzo became a director of TIC Holdings, Inc., in which Granite Construction Incorporated owns a 30% interest. He received a B.S. degree in civil engineering from the University of Connecticut in 1960 and a M.S. degree in civil engineering from Stanford University in 1961.

     Mr. Boitano has been an employee of the Company since 1977 and has served in various capacities, including Senior Vice President and Manager, Branch Division since 1998, Assistant Branch Division Manager from 1987 to 1998, Branch Manager, Arizona operations from 1983 to 1987, Assistant Manager, Arizona operations from 1980 to 1983, Assistant Manager, Salinas Branch in 1980, and Project Manager Estimator from 1977 to 1980. He received a B.S. degree in Civil Engineering from Santa Clara University in 1971 and an M.B.A. degree from California State University, Fresno in 1977.

                                     PART II



ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     On April 25, 1997, the Company commenced trading its common stock on the New York Stock Exchange under the ticker symbol GVA. The Company's move from NASDAQ Stock Market to the New York Stock Exchange was intended to improve trading efficiencies and liquidity in an effort to promote enhanced shareholder value. See Quarterly Results in Item 7 for a two-year summary of quarterly dividends and high and low sales prices of the Company's stock.

     The Company expects to pay a quarterly cash dividend of $0.07 plus a special dividend of $0.12 per share of common stock to stockholders of record as of March 31, 1999 payable on April 16, 1999 (See Note 15 of Notes to Consolidated Financial Statements). Declaration and payment of dividends is within the sole discretion of the Company's Board of Directors, subject to limitations imposed by Delaware law, and will depend on the Company's earnings, capital requirements, financial conditions and such other factors as the Board of Directors deems relevant. As of March 19, 1999 there were 27,243,811 shares of common stock outstanding held by approximately 334 stockholders of record.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected Operations and Balance Sheet data set forth below have been derived from Consolidated Financial Statements of the Company, which have been audited by PricewaterhouseCoopers LLP, independent accountants.

SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)


=============================================================================================================================
YEARS ENDED DECEMBER 31,                            1998         1997         1996         1995         1994         1993
-----------------------------------------------------------------------------------------------------------------------------
OPERATING SUMMARY
    Revenue                                      $1,226,100   $1,028,205   $  928,799   $  894,796   $  693,388   $  570,379
    Gross profit                                    153,092      111,730      110,655      111,963       89,988       50,743
          As a percent of revenue                      12.5%        10.9%        11.9%        12.5%        13.0%         8.9%
    General and administrative expenses              83,834       73,593       71,587       69,610       62,795       47,107
          As a percent of revenue                       6.8%         7.2%         7.7%         7.8%         9.1%         8.3%
    Income before cumulative effect of change
        in accounting principle *                    46,507       27,832       27,348       28,542       19,488        3,492
    Net income                                       46,507       27,832       27,348       28,542       19,488        4,492
          As a percent of revenue                       3.8%         2.7%         2.9%         3.2%         2.8%         0.8%

    Income per share before cumulative effect
        of change in accounting principle: **
          Basic                                  $     1.75   $     1.05   $     1.04   $     1.10   $     0.75   $     0.13
          Diluted                                      1.70         1.03         1.02         1.08         0.74         0.13
    Net income per share:
          Basic                                        1.75         1.05         1.04         1.10         0.75         0.17
          Diluted                                      1.70         1.03         1.02         1.08         0.74         0.17
    Weighted average shares of common and
        common stock equivalents outstanding:**
          Basic                                      26,559       26,397       26,207       25,916       25,884       25,875
          Diluted                                    27,339       26,942       26,748       26,474       26,289       26,133
-----------------------------------------------------------------------------------------------------------------------------

FINANCIAL POSITION SUMMARY
    Total assets                                 $  626,571   $  551,809   $  473,045   $  454,744   $  349,098   $  319,416
    Cash, cash equivalents and short-term
        investments                                 121,424       72,769       72,230       66,992       48,638       48,810
    Working capital                                 142,448      103,910       92,542       77,179       65,537       64,619
    Current maturities of long-term debt             10,787       12,921       10,186       13,948       10,070       10,060
    Long-term debt                                   69,137       58,396       43,602       39,494       17,237       28,585
    Stockholders' equity                            301,282      257,434      233,605      209,905      182,692      164,338

    Book value per share**                            10.90         9.40         8.59         7.82         6.91         6.25
    Dividends per share**                        $     0.30   $     0.24   $     0.25   $     0.19   $     0.09   $     0.09
    Common shares outstanding**                      27,649       27,400       27,189       26,828       26,433       26,301
-----------------------------------------------------------------------------------------------------------------------------

BACKLOG                                          $  901,592   $  909,793   $  597,876   $  590,075   $  550,166   $  659,738
-----------------------------------------------------------------------------------------------------------------------------


===============================================================================================================
YEARS ENDED DECEMBER 31,                            1992         1991         1990         1989         1988
---------------------------------------------------------------------------------------------------------------
OPERATING SUMMARY
    Revenue                                      $  518,312   $  564,060   $  557,996   $  504,084   $  437,230
    Gross profit                                     50,578       69,502       70,646       60,837       55,614
          As a percent of revenue                       9.8%        12.3%        12.7%        12.1%        12.7%
    General and administrative expenses              46,906       46,541       44,466       41,915       33,702
          As a percent of revenue                       9.0%         8.3%         8.0%         8.3%         7.7%
    Income before cumulative effect of change
        in accounting principle *                     3,924       17,622       18,811       14,211       15,009
    Net income                                        3,924       17,622       18,811       14,211       15,009
          As a percent of revenue                       0.8%         3.1%         3.4%         2.8%         3.4%

    Income per share before cumulative effect
        of change in accounting principle: **
          Basic                                  $     0.15   $     0.68   $     0.76   $     0.63   $     0.67
          Diluted                                      0.15         0.67         0.75         0.63         0.67
    Net income per share:
          Basic                                        0.15         0.68         0.76         0.63         0.67
          Diluted                                      0.15         0.67         0.75         0.63         0.67
    Weighted average shares of common and
        common stock equivalents outstanding:**
          Basic                                      25,875       25,875       24,863       22,500       22,500
          Diluted                                    26,114       26,123       24,933       22,500       22,500
---------------------------------------------------------------------------------------------------------------

FINANCIAL POSITION SUMMARY
    Total assets                                 $  316,978   $  277,426   $  260,426   $  245,880   $  205,847
    Cash, cash equivalents and short-term
        investments                                  54,139       54,973       50,451       46,306       44,911
    Working capital                                  66,329       55,186       52,352       34,902       39,656
    Current maturities of long-term debt             15,469        7,669        7,887       14,228       12,497
    Long-term debt                                   38,618       14,816       19,084       39,707       44,328
    Stockholders' equity                            158,594      153,159      131,026       86,552       69,033

    Book value per share**                             6.05         5.87         5.06         3.85         3.07
    Dividends per share**                        $     0.09   $     0.09   $     0.07   $       --   $       --
    Common shares outstanding**                      26,216       26,078       25,875       22,500       22,500
---------------------------------------------------------------------------------------------------------------

BACKLOG                                          $  245,234   $  292,017   $  368,384   $  377,529   $  231,338
---------------------------------------------------------------------------------------------------------------


* Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes".

** On July 6, 1998, the Company announced a three-for-two stock split in the form of a 50% stock dividend payable on August 7, 1998. All per share amounts are calculated on a post split basis.

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

        The Company's contracts are obtained primarily through competitive bidding in response to advertisements by federal, state and local agencies, and private parties. The Company's bidding activity is affected by such factors as backlog, current utilization of equipment and other resources, ability to obtain necessary surety bonds and competitive considerations. Bidding activity, backlog and revenue resulting from the award of new contracts to the Company may vary significantly from period to period.

        Revenue from construction contracts including construction joint ventures is recognized using the percentage-of-completion method of accounting, based upon costs incurred and projected costs. Revenue in an amount equal to cost incurred is recognized prior to contracts reaching 25% completion. The related earnings are not recognized until the period in which such percentage completion is attained. Cost of revenue consists of direct costs on contracts; including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance and repairs) and insurance costs. Depreciation is provided using accelerated methods for construction equipment. Contracts frequently extend over a period of more than one year and revisions in cost and profit estimates during construction are reflected in the accounting period in which the facts that require the revision become known. Losses on contracts, if any, are provided in total when determined, regardless of the degree of project completion. Claims for additional contract revenue are recognized in the period when it is probable that the claim will result in additional revenue and the amount can be reliably estimated. The foregoing as well as weather, stage of completion, and mix of contracts at different margins may cause fluctuations in gross profit between periods.

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

CURRENT YEAR

        REVENUE AND BACKLOG. During the year ended December 31, 1998, revenue increased $197.9 million (19.2%) to $1.226 billion. The Branch Division revenue increased $114.0 million to $945.9 million in 1998, from $831.9 million in 1997. The Branch Division increase is due primarily to improved market conditions (particularly in the private sector), and to a lesser extent, contributions made from flood related emergency work caused by severe winter weather conditions. Heavy Construction Division (HCD) revenue increased $83.9 million to $280.2 million in 1998, from $196.3 million in 1997 which reflects increased revenue from HCD's portion of the Company's Interstate - 15 rebuild project in Utah and various projects added to backlog in 1998. The Company's revenue from public sector contracts increased to $836.0 million in 1998 from $726.6 million in 1997 while decreasing to 68.2% of the Company's total revenue in 1998 from 70.6% in 1997. Revenue from private sector contracts increased $73.9 million to $248.4 million or 20.2% of total revenue in 1998, from $174.5 million or 17.0% of total revenue in 1997.

        The Company's backlog at December 31, 1998 was $901.6 million, down $8.2 million, or 0.9% from 1997. The relatively flat backlog in 1998 reflects new awards which offset a reduction due to a full year's work on the Company's 23% share of the I-15 Corridor Reconstruction project in Salt Lake City, Utah which was awarded in the first quarter of 1997. Work on our $313 million portion of the contract began during the second quarter of 1997 and was approximately 48% complete at the end of 1998. Management believes that approximately 71% of the work in the backlog at December 31, 1998 will be recognized as revenue during 1999. The Company believes its bidding opportunities in its major marketplaces remain strong (see "Outlook").

        GROSS PROFIT. For the year ended December 31, 1998, gross profit reached $153.1 million, a $41.4 million increase from 1997. As a percentage of revenue, gross profit increased in 1998 to 12.5% from 10.9% in 1997. The increased gross profit margin reflects the current favorable market conditions as well as the Company's Interstate- 15 rebuild project which reached the 25% completion threshold for profit recognition during the second quarter of 1998. Revenue in an amount equal to cost incurred is recognized prior to contracts reaching 25% completion.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include salaries, incentive compensation, retirement plans, costs associated with the Company's estimating and bidding activities, and other administrative costs. General and administrative expenses increased from $73.6 million in 1997 to $83.8 million in 1998 and decreased from 7.2% of revenue in 1997, to 6.8% of revenue in 1998. The dollar increase is primarily due to higher profit sharing, incentive compensation and other costs resulting from the Company's increased revenue and bidding activities partially offset by the collection of a previously written-off bad debt. The decrease as a percent of revenue is due to the fixed nature of certain expenses and higher revenue from non-sponsored joint venture contracts which do not create a corresponding level of administrative expense.

        OPERATING INCOME. The Branch Division's contribution to operating income in 1998 increased over the 1997 contribution due primarily to improved market conditions which increased both the volume of work and the profit margins the Division was able to achieve. The Heavy Construction Division's contribution to operating income also increased in 1998, primarily due to the impact of the I-15 project reaching the 25% completion threshold for profit recognition as described above.

        OTHER INCOME (EXPENSES). Other income decreased $0.2 million to $5.8 million in 1998. The decrease was due to an increase in interest expense resulting from additional borrowings under long-term debt agreements and lower gain on sale of property and equipment which was partially offset by higher interest income due to higher short-term investments and cash and cash equivalents.

        OUTLOOK. As we enter 1999, the Company's fundamental business outlook remains very favorable, based on record levels of public infrastructure funding and healthy economic conditions in many of the Company's geographic marketplaces.

        TEA-21, as we have noted in the past, is the federal transportation bill that will act as a flywheel to drive the various state highway programs for the next five plus years. According to the U.S. Department of Transportation, California, the Company's largest market, is expected to see a 45.6% increase in funding during this period over the previous authorizing legislation for surface transportation. Moreover, Texas and Florida, two additional states where we are actively bidding and building work, anticipate funding increases of 60.7% and 57.3% during this period, respectively, also according to the U.S. Department of Transportation. We should caution investors, however, that the opportunities that TEA-21 will provide for contractors such as Granite are just beginning to emerge. Because the cycle for federal money to progress from planning to design to actual construction bids takes time, we most likely will not see any significant increase in bidding opportunities until mid-1999 at the earliest. Therefore, considering that profits on a job are not recognized until it is 25% complete, we would not anticipate any meaningful boost to our bottom line from TEA-21-funded projects until the year 2000 and beyond. However we believe there will be ample bidding opportunities in the first half of the year from other sources.

        Increased public infrastructure funding is also getting renewed attention in California, where leaders from both parties in both the Assembly and the Senate have proposed a package of multi-billion-dollar bills ranging from bond issues to dedicating a quarter cent of the existing sales tax toward the renovation and construction of roads, bridges and other public facilities. In fact, Governor Davis in early March appointed a select committee on infrastructure, a major focus of which will be transportation.

        Aside from increased bidding opportunities, we believe increased public highway funding will help advance the design-build segment of our industry. Highway departments are increasingly sensitive to the public demand to complete projects in the shortest time possible. Mega design-build projects like HCD's I-15 reconstruction joint venture in Salt Lake City, Utah give clients many cost and time advantages and in return offer us the opportunity to earn higher than normal gross profit margins, if we execute the work successfully. A further example of the benefit to the Company is the recent award of a design-build project in Arizona which allowed that state to expedite the use of available TEA-21 monies.

        Additionally, increased bidding opportunities fueled by additional transportation dollars should give both of our divisions the increased latitude to be more selective in targeting those bidding opportunities that meet the Company's profitability objectives. Specifically, our Heavy Construction Division has targeted several design-build projects to bid this year, including a bridge replacement project in Florida, major wharf improvements in South Carolina and a water storage project in Massachusetts. HCD will again be actively bidding on transportation projects in its core markets of Texas and Florida and plans to step up its bidding efforts in new markets including Pennsylvania and the Carolinas. HCD and TIC, our strategic industrial partner, plan to joint venture a number of opportunities this year, including merchant power and wastewater treatment projects.

        Looking ahead at the private component of our business, we are encouraged by the underlying strength of California's economic base. According to the Center for the Continuing Study of the California Economy, the state added 400,000 new jobs in 1998. As a result, California's unemployment rate fell to 5.7%, the lowest level since before the 1990 recession. Furthermore, construction spending grew at double digit rates in 1998, the Center noted. Housing markets continued to improve moderately in 1998, the economists noted, although the 125,000 new units built in 1998 were still less than half of mid-1980s building levels. To date, we have not seen any significant impact on the California construction marketplace from the economic crisis afflicting Asia and South America. We should remind investors that our business focus is the domestic marketplace, thus we have no exposure to delays or cancellations of overseas projects unlike some companies in our industry.

        A healthy private and public California marketplace should provide a strong bidding climate for our Branch Division. The California Department of Transportation expects increased funding from TEA-21 to impact its bidding schedules beginning this summer. Arizona has already seen an impact from TEA-21 funding. Private and public markets are also expected to stay strong in Nevada and Utah in 1999.

        We will not, however, benefit financially in 1999 from two separate events that contributed to our success in 1998. Absent in 1999 will be a one-time boost to earnings of the magnitude that the Company received when the I-15 rebuild project in Utah reached the 25% completion threshold in the second quarter of 1998. Secondly, the Company in 1999 will not benefit from emergency work resulting from El Nino that helped the first and second quarters in 1998.

        Finally, the Company remains focused on growth both internally and externally. We believe we are working to carry out a strategic plan that puts us in the right place at the right time to capitalize on the exciting opportunities ahead of us. We will continue to work our plan, focusing on profitable growth through expanding internal operations and strategic acquisitions in an effort to provide an optimal level of value to our stockholders.

PRIOR YEARS

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

        During the year ended December 31, 1996 revenue increased $34.0 million (3.8%) to $928.8 million due to higher levels of bidding opportunities and awards in our Branch Division and a full year of Utah Branch activity in 1996. The Company's backlog at December 31, 1997 was $909.8 million, up $311.9 million, or 52.2% over the same period in 1996.

        GROSS PROFIT. For the year ended December 31, 1997, gross profit reached $111.7 million, a $1.0 million increase from 1996. As a percentage of revenue, gross profit decreased in 1997 to 10.9% from 11.9% in 1996, due in part to an increase in revenue recognized for contracts that had not reached the 25% completion threshold. Additionally, gross profit in 1997 reflected the absence of the San Joaquin Hills Toll Road Project completed in late 1996 which carried a higher than average gross profit margin.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $71.6 million, or 7.7% of revenue in 1996, to $73.6 million, or 7.2% of revenue in 1997. The increase reflects a higher level of costs to support the Company's increased revenue and bidding activities and increased personnel to support the Company's expansion into the South/East marketplace.

        OPERATING INCOME. The Branch Division's contribution to operating income in 1997 increased over the 1996 contribution due primarily to increased revenue driven by higher levels of bidding opportunities and awards. The Heavy Construction Division's contribution to operating income decreased in 1997 as compared to 1996, due in part to an increase in revenue recognized for contracts that had not reached the 25% completion threshold. Additionally, HCD's operating income in 1997 reflects the absence of the San Joaquin Hills Toll Road Project completed in late 1996 which carried a higher than average gross profit margin.

        OTHER INCOME (EXPENSES). Other income increased $1.7 million to $6.0 million in 1997. The increase was due to an increase in the Company's equity in the earnings of its affiliates partially offset by higher interest expense associated with higher debt levels and a decrease in gains on sales of property and equipment.

LIQUIDITY AND CAPITAL RESOURCES


        ---------------------------------------------------------------
        Dollars in thousands               1998        1997        1996
        ---------------------------------------------------------------
        Cash and cash equivalents     $  62,470   $  54,359   $  38,663

        Net cash provided (used) by:
        Operating activities             96,030      63,798      61,424
        Investing activities            (87,194)    (49,207)    (37,548)
        Financing activities               (725)      1,105      (7,623)

        Capital expenditures             52,462      48,448      46,139

        Working Capital                 142,448     103,910      92,542
        ---------------------------------------------------------------


        During 1998, cash provided from operations of $96.0 million was primarily used to purchase $52.5 million of property and equipment, to purchase short-term investments and to pay dividends of $7.7 million. Changes in cash provided by operating activities primarily reflect profitability and normal variations in the cash flow on contracts and payables.

        The Company's practice has been to replace and replenish its equipment fleet with cash generated from operations. Cash purchases of property and equipment increased $4.1 million from 1997 to 1998 and $2.3 million from 1996 to 1997.

        On March 19, 1998 the Company issued Senior Notes in the amount of $60 million to a group of institutional holders. The notes are due in nine equal annual installments beginning in 2002 and bear interest at 6.54% per annum. The Company used $39 million of the proceeds of the notes to retire its bank revolving credit notes.

        On March 17, 1999, the Board of Directors authorized the Company to repurchase, at management's discretion, up to $35 million of its common stock on the open market, exclusive of repurchases related to employee benefit plans. This authorization amends an authorization previously made in March of 1997. Through March 26, 1999 581,050 shares have been repurchased for a total purchase price of $13.7 million, including 561,400 shares repurchased subsequent to December 31, 1998. The remaining amount authorized of $21.3 million equates to 919,178 shares using the closing market price of $23.13 on March 25, 1999.

        The Company has budgeted $58.0 million for capital expenditures in 1999, which includes amounts for construction equipment, aggregate and asphalt plants, buildings, leasehold improvements and the purchase of land and aggregate reserves. The Company anticipates that cash generated internally and amounts available under its existing credit facilities will be sufficient to meet its capital and other requirements, including contributions to employee benefit plans, for the foreseeable future. The Company currently has access to funds under its revolving credit agreement which allow it to borrow up to $75.0 million, of which $71.5 million was available at December 31, 1998.

        SUBSEQUENT EVENTS. On March 17, 1999, the Board of Directors declared a special dividend of $0.12 per share of common stock in addition to a $0.07 per share quarterly dividend, payable on April 16, 1999 to stockholders of record as of March 31, 1999. The quarterly dividend represents a $0.01 per share increase over the dividends paid in the third and fourth quarter of 1998 of $0.06 per share.

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

        The Company's information technology systems consist primarily of hardware and software purchased from outside parties. The vendor for the Company's enterprise-wide software has informed the Company that the version of its software that the Company is currently utilizing is Year 2000 compliant and the Company has substantially completed its testing to verify that this is the case and will have its testing reviewed by a third party during the first half of 1999. The Company is in the process of addressing the Year 2000 compliance of other software and hardware, including embedded chips, being used in its business. The Company is utilizing a seven step process in addressing compliance of these other systems: (1) awareness; (2) inventory of all systems and documentation; (3) assessment to identify any areas of noncompliance; (4) remediation/renovation of any noncompliant systems; (5) verification of compliance through testing and/or vendor certification; (6) implementation of any necessary changes revealed during verifications; and (7) monitoring of the results of implementation. The Company expects to have completed this process for its non-enterprise software and hardware in mid 1999.

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

        The Company estimates that costs to address the Year 2000 issue will total approximately $500,000, including costs already incurred. These estimated costs include consulting fees and costs to remediate or replace hardware and software as well as non-incremental costs resulting from redeployment of internal resources. To date, approximately $420,000 has been incurred and expensed related to the Year 2000 issue. The Company's Year 2000 costs will be funded from its operating cash flows. The Company does not expect its Year 2000 efforts to have any significant impact on other information technology projects.

QUARTERLY RESULTS

        The following table sets forth selected unaudited financial information for the Company for the eight quarters in the period ended December 31, 1998. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.

QUARTERLY FINANCIAL DATA
(Unaudited - In Thousands, Except for Per Share Data)

-----------------------------------------------------------------------------------------------------
1998 QUARTERS ENDED                DEC. 31            SEPT. 30           JUNE 30            MARCH 31
-----------------------------------------------------------------------------------------------------
Revenue                          $   338,000        $   411,986        $   292,792        $   183,322
Gross profit                          37,335             54,203             42,380             19,174
   As a percent of revenue              11.1%              13.2%              14.5%              10.5%
Net income                            10,059             20,521             14,545              1,382
   As a percent of revenue               3.0%               5.0%               5.0%               0.8%
Net income per share:
   Basic                         $      0.38        $      0.77        $      0.55        $      0.05
   Diluted                       $      0.36        $      0.75        $      0.54        $      0.05
-----------------------------------------------------------------------------------------------------

Dividends per share              $      0.06        $      0.06        $      0.05        $      0.13
Market price
   High                          $     34.38        $     33.50        $     20.59        $     19.68
   Low                           $     25.13        $     19.68        $     17.38        $     14.26
-----------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------
1997 QUARTERS ENDED                DEC. 31            SEPT. 30           JUNE 30            MARCH 31
-----------------------------------------------------------------------------------------------------
Revenue                          $   309,820        $   328,988        $   242,576        $   146,821
Gross profit                          26,008             38,882             30,990             15,850
   As a percent of revenue               8.4%              11.8%              12.8%              10.8%
Net income                             5,631             13,651              8,307                243
   As a percent of revenue               1.8%               4.1%               3.4%               0.2%
Net income per share:
   Basic                         $      0.21        $      0.51        $      0.31        $      0.01
   Diluted                       $      0.21        $      0.51        $      0.31        $      0.01
-----------------------------------------------------------------------------------------------------
Dividends per share              $      0.04        $      0.04        $      0.04        $      0.13
Market price
   High                          $     16.01        $     16.05        $     14.17        $     16.51
   Low                           $     13.55        $     12.84        $     11.84        $     11.51
-----------------------------------------------------------------------------------------------------

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to financial market risks due primarily to changes in interest rates which it manages primarily by managing the maturities in its investment portfolio. The Company does not use derivatives to alter the interest characteristics of its investment securities or its debt instruments. The Company has no holdings of derivative or commodity instruments and does not transact business in foreign currencies.

        The fair value of the Company's investment portfolio or related income would not be significantly impacted by changes in interest rates since the investment maturities are short and the interest rates are primarily fixed. The Company's senior notes payable of $60.0 million at December 31, 1998 carry a fixed interest rate of 6.54% per annum with principle payments due in nine equal annual installments beginning in 2002. The Company's notes payable to bank of $15.0 million carry a variable interest rate at primarily the IBOR rate plus margin (5.91% at December 31, 1998) with principal payable semiannually through June 2000.

        The table below presents principal amounts and related weighted average interest rates by year for the Company's cash and cash equivalents, short-term investments and significant debt obligations:

---------------------------------------------------------------------------------------------------------------------------
Dollars in thousands ................      1999        2000        2001       2002        2003      Thereafter      Total
---------------------------------------------------------------------------------------------------------------------------
Assets
Cash, cash equivalents and short-term
investments .........................    $120,396    $     --    $  1,028   $     --    $     --     $     --      $121,424
Weighted average interest rate ......        5.18%         --        5.0%         --          --           --

Liabilities
Fixed rate debt
     Senior notes payable ...........          --          --          --      6,667       6,667       46,666        60,000
     Weighted average interest rate .          --          --          --       6.54%       6.54%        6.54%         6.54%
Variable rate debt (IBOR plus margin)
     Notes payable to bank ..........      10,000       5,000          --         --          --           --        15,000
---------------------------------------------------------------------------------------------------------------------------

        The estimated fair value of the Company's cash, cash equivalents and short-term investments approximate the principal amounts reflected above based on the short maturities of these financial instruments. The estimated fair value of the Company's debt obligations approximates the principal amounts reflected above based on rates currently available for debt with similar terms and remaining maturities.

ITEM 8.CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements of the Registrant and auditor's report are included in Item 8 and appear following Item 14:

               Report of Independent Accountants

               Consolidated Balance Sheets - At December 31, 1998 and 1997

               Consolidated Statements of Income - Years Ended
               December 31, 1998, 1997 and 1996

               Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1998, 1997 and 1996

               Consolidated Statements of Cash Flows - Years Ended December 31, 1998, 1997 and 1996

               Notes to Consolidated Financial Statements

        Additionally, a two-year Summary of Quarterly Results is included in
Item 7 under "Quarterly Results."

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


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the directors of the Company is set forth under the caption "Information about Granite - Management, Directors" in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held May 24, 1999. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth in
Part I of this report under the caption "Executive Officers of the Registrant."


ITEM 11.    EXECUTIVE COMPENSATION

     Information relating to executive compensation is set forth under the caption "Information about Granite - Compensation of Directors and Executive Officers" in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held May 24, 1999. Such information is incorporated herein by reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to ownership of equity securities of the Company by certain beneficial owners and Management is set forth under the caption "Information about Granite Stock Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held May 24, 1999. Such information is incorporated herein by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to certain relationships and related transactions is set forth under the caption "Information about Granite - Management, Certain Transactions with Management" in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held May 24, 1999. Such information is incorporated herein by reference.

                                     PART IV



ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     The following documents are filed as part of this Report:

     (a) 1. FINANCIAL STATEMENTS. The following consolidated financial statements are filed as part of this Report:

                                                                                   Form 10-K
                                                                                     Pages
                                                                                  -----------
             Report of Independent Accountants..................................      F-1
             Consolidated Balance Sheets at December 31, 1998 and 1997..........      F-2
             Consolidated Statements of Income for the Years Ended
                December 31, 1998, 1997 and 1996................................      F-3
             Consolidated Statements of Stockholders' Equity for the
                Years Ended December 31, 1998, 1997 and 1996....................      F-4
             Consolidated Statements of Cash Flows for the Years Ended
                December 31, 1998, 1997 and 1996................................      F-5
             Notes to the Consolidated Financial Statements.....................  F-6 to F-18


         2. FINANCIAL STATEMENT SCHEDULE. The following financial statement schedule of Granite Construction Incorporated for the years ended December 31, 1998, 1997 and 1996 is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Granite Construction Incorporated.


                                                                                  Form 10-K
                                                                                     Pages
                                                                                  -----------
         Report of Independent Accountants on Financial Statement Schedule......      S-1

         Schedule

         Schedule II    -   Schedule of Valuation and Qualifying Accounts.......      S-2


         Schedules not listed above have been omitted because the required information is not applicable or is shown in the financial statements or notes.

         3. EXHIBITS. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

     (b) REPORTS ON FORM 8-K. The registrant was not required to file any reports on Form 8-K during the fourth quarter of fiscal 1998.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors
Granite Construction Incorporated:
Watsonville, California


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Granite Construction Incorporated and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                                   PricewaterhouseCoopers LLP



San Jose, California
February 12, 1999, except
Note 15, as to which the date is
March 26, 1999

                        GRANITE CONSTRUCTION INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



===============================================================================================
DECEMBER 31,                                                              1998           1997
-----------------------------------------------------------------------------------------------
                                     ASSETS

Current assets
      Cash and cash equivalents                                         $  62,470     $  54,359
      Short-term investments                                               58,954        18,410
      Accounts receivable                                                 174,748       168,968
      Costs and estimated earnings in excess of billings                   14,677        22,585
      Inventories                                                          12,773        12,251
      Deferred income taxes                                                15,397        13,365
      Equity in construction joint ventures                                20,020        12,951
      Other current assets                                                 11,769        11,394
                                                                        -----------------------
          Total current assets                                            370,808       314,283
-----------------------------------------------------------------------------------------------

Property and equipment                                                    205,737       194,339
-----------------------------------------------------------------------------------------------

Other assets                                                               50,026        43,187
-----------------------------------------------------------------------------------------------

                                                                        $ 626,571     $ 551,809
===============================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Current maturities of long-term debt                              $  10,787     $  12,921
      Accounts payable                                                     88,194        80,809
      Billings in excess of costs and estimated earnings                   50,619        51,573
      Accrued expenses and other current liabilities                       78,760        65,070
                                                                        -----------------------

          Total current liabilities                                       228,360       210,373
-----------------------------------------------------------------------------------------------

Long-term debt                                                             69,137        58,396
-----------------------------------------------------------------------------------------------

Deferred income taxes                                                      27,792        25,606
-----------------------------------------------------------------------------------------------

Commitments and contingencies                                                  --            --
-----------------------------------------------------------------------------------------------

Stockholders' equity
      Preferred stock, $0.01 par value, authorized 3,000,000 shares,
          none outstanding                                                     --            --
      Common stock, $0.01 par value, authorized 50,000,000 shares;
             issued and outstanding 27,648,961 shares in 1998
             and 27,399,563 in 1997                                           277           274
      Additional paid-in capital                                           45,080        39,745
      Retained earnings                                                   262,517       223,498
                                                                        -----------------------
                                                                          307,874       263,517
      Unearned compensation                                                (6,592)       (6,083)
                                                                        -----------------------
                                                                          301,282       257,434
-----------------------------------------------------------------------------------------------
                                                                        $ 626,571     $ 551,809
===============================================================================================




The accompanying notes are an integral part of these consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



====================================================================================================
YEARS ENDED DECEMBER 31,                                     1998             1997           1996
----------------------------------------------------------------------------------------------------
Revenue                                                  $ 1,226,100     $ 1,028,205     $   928,799
Cost of revenue                                            1,073,008         916,475         818,144
                                                         -------------------------------------------

             GROSS PROFIT                                    153,092         111,730         110,655

General and administrative expenses                           83,834          73,593          71,587
                                                         -------------------------------------------

             OPERATING INCOME                                 69,258          38,137          39,068
----------------------------------------------------------------------------------------------------

Other income (expense)
        Interest income                                        9,856           7,941           6,330
        Interest expense                                      (9,551)         (7,515)         (4,367)
        Gain on sales of property and equipment                1,819           2,463           3,458
        Other, net                                             3,629           3,152          (1,080)
                                                         -------------------------------------------

                                                               5,753           6,041           4,341
----------------------------------------------------------------------------------------------------

             INCOME BEFORE PROVISION FOR INCOME TAXES         75,011          44,178          43,409

Provision for income taxes                                    28,504          16,346          16,061
----------------------------------------------------------------------------------------------------


             NET INCOME                                  $    46,507     $    27,832     $    27,348
====================================================================================================


Net income per share
        Basic                                            $      1.75     $      1.05     $      1.04
        Diluted                                          $      1.70     $      1.03     $      1.02

Weighted average shares of common and
   common stock equivalents outstanding
        Basic                                                 26,559          26,397          26,207
        Diluted                                               27,339          26,942          26,748

Dividends per share                                      $      0.30     $      0.24     $      0.25
====================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



==========================================================================================================================
                                                                      ADDITIONAL
                                                            COMMON     PAID-IN       RETAINED       UNEARNED
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998                 STOCK      CAPITAL      EARNINGS     COMPENSATION     TOTAL
--------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1995                               $     270    $  32,409     $ 180,341     $  (3,115)    $ 209,905

     Net income                                                  --           --        27,348            --        27,348

     Restricted stock issued - 273,134 shares, net                1        3,993            --        (3,994)           --

     Amortized restricted stock                                  --           --            --         1,968         1,968

     Employee stock options exercised and
          related tax benefit- 89,025 shares                      2          934            --            --           936

     Repurchase of common stock - 161,412 shares                 --       (2,076)           --            --        (2,076)

     Common stock contributed to ESOP - 120,000 shares           --        1,550            --            --         1,550

     Cash dividends on common stock                              --           --        (6,760)           --        (6,760)

     Tax benefit from ESOP dividends                             --           --           734            --           734
--------------------------------------------------------------------------------------------------------------------------

BALANCES, DECEMBER 31, 1996                                     273       36,810       201,663        (5,141)      233,605

     Net income                                                  --           --        27,832            --        27,832

     Restricted stock issued - 234,396 shares, net                1        3,240            --        (3,241)           --

     Amortized restricted stock                                  --           --            --         2,299         2,299

     Employee stock options exercised and
          related tax benefit- 32,850 shares                     --          350            --            --           350

     Repurchase of common stock - 251,163 shares                 --       (3,011)         (126)           --        (3,137)

     Common stock contributed to ESOP - 195,000 shares           --        2,356            --            --         2,356

     Cash dividends on common stock                              --           --        (6,578)           --        (6,578)

     Tax benefit from ESOP dividends                             --           --           707            --           707
--------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1997                                     274       39,745       223,498        (6,083)      257,434

     Net income                                                  --           --        46,507            --        46,507

     Restricted stock issued - 213,926 shares, net                2        3,793            --        (3,795)           --

     Amortized restricted stock                                  --           --            --         3,286         3,286

     Employee stock options exercised and
          related tax benefit- 81,405 shares                      1        1,402            --            --         1,403

     Repurchase of common stock - 107,733 shares                 --       (2,440)           --            --        (2,440)

     Common stock contributed to ESOP - 61,800 shares            --        1,580            --            --         1,580

     Cash dividends on common stock                              --           --        (8,288)           --        (8,288)

     Tax benefit from ESOP dividends and other                   --        1,000           800            --         1,800
--------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1998                               $     277    $  45,080     $ 262,517     $  (6,592)    $ 301,282
==========================================================================================================================



The accompanying notes are an integral part of these consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



===========================================================================================================
YEARS ENDED DECEMBER 31,                                                    1998         1997         1996
-----------------------------------------------------------------------------------------------------------
Operating Activities
       Net income                                                        $ 46,507     $ 27,832     $ 27,348
       Add (deduct) noncash items included in net income:
          Depreciation, depletion and amortization                         38,124       38,219       37,775
          Gain on sales of property and equipment                          (1,819)      (2,463)      (3,458)
          Deferred income taxes                                               154          726        3,962
          Decrease in unearned compensation                                 3,286        2,299        1,968
          Common stock contributed to ESOP                                  1,580        2,356        1,550
          Equity in (gain) loss of affiliates                              (2,728)        (733)       1,648
       Cash provided by (used in):
          Accounts and notes receivable                                   (10,715)     (43,072)      15,990
          Inventories                                                        (522)       1,242       (3,313)
          Equity in construction joint ventures                            (7,069)      (7,580)      (5,161)
          Other assets                                                        189          864         (277)
          Accounts payable                                                  7,385       16,751       (3,998)
          Billings in excess of costs and estimated earnings, net           6,954       13,130       (9,739)
          Accrued expenses                                                 14,704       14,227       (2,871)
                                                                         ----------------------------------
                     Net cash provided by operating activities             96,030       63,798       61,424
-----------------------------------------------------------------------------------------------------------
Investing Activities
       Additions to property and equipment                                (52,462)     (48,448)     (46,139)
       Proceeds from sales of property and equipment                        5,357        4,688        8,027
       Investment in affiliates                                              (385)     (13,689)      (8,566)
       Additions to notes receivable                                         (173)        (203)        (874)
       Repayments of notes receivable                                         502          720          618
       Sales of (additions to) investments and other assets                   511       (7,432)      (1,629)
       Purchases of short-term investments                                (91,090)     (27,351)     (45,639)
       Maturities of short-term investments                                50,546       42,508       56,654
                                                                         ----------------------------------
                     Net cash used by investing activities                (87,194)     (49,207)     (37,548)
-----------------------------------------------------------------------------------------------------------

Financing Activities
       Additions to long-term debt                                         60,000       27,046       15,000
       Repayments of long-term debt                                       (51,392)     (16,480)     (14,654)
       Employee stock options exercised                                       832          246          673
       Repurchase of common stock                                          (2,440)      (3,137)      (2,076)
       Dividends paid                                                      (7,725)      (6,570)      (6,566)
                                                                         ----------------------------------
                     Net cash provided (used) by financing activities        (725)       1,105       (7,623)
-----------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                       8,111       15,696       16,253

Cash and cash equivalents at beginning of year                             54,359       38,663       22,410
                                                                         ----------------------------------

Cash and cash equivalents at end of year                                 $ 62,470     $ 54,359     $ 38,663
===========================================================================================================

Supplementary Information Cash paid during the year for:
          Interest                                                       $  4,857     $  5,180     $  3,464
          Income taxes                                                     22,294       10,172       10,258
       Noncash financing and investing activity:
          Restricted stock issued for services                           $  3,795     $  3,241     $  3,994
          Dividends accrued but not paid                                    1,659        1,096        1,088
          Financed acquisition of property and equipment                       --        6,963           --
===========================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                 -----------------------------------------------



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

                     SHORT-TERM INVESTMENTS: Short-term investments that are deemed by management to be held-to-maturity are reported at amortized cost. Short-term investments that are considered available-for-sale are carried at fair value. Unrealized gains and losses, if material, are reported net of tax as a separate component of stockholders' equity until realized. Realized gains and losses, if any, are determined using the specific identification method.

                     FINANCIAL INSTRUMENTS: The carrying value of short-term investments approximates their fair value as determined by market quotes. All significant debt obligations carry variable interest rates or interest rates that approximate market and their carrying value is considered to approximate fair value. The carrying value of receivables and other amounts arising out of normal contract activities, including retentions, which may be settled beyond one year, is estimated to approximate fair value.

                     INVENTORIES: Inventories consist primarily of quarry products valued at the lower of average cost or market.

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                 -----------------------------------------------



1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

                     PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation is provided using accelerated methods over lives ranging from four to ten years for construction equipment and the straight-line method over lives from three to twenty years for the remaining depreciable assets. Depletion of quarry property is based on the usage of depletable reserves. The cost and accumulated depreciation or depletion of property sold or retired are removed from the accounts and gains or losses, if any, are reflected in earnings for the period.

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

                     COMPUTATION OF EARNINGS PER SHARE: Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding, excluding restricted common stock. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants and upon the vesting of restricted common stock.

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

                     RECLASSIFICATIONS: Certain financial statement items have been reclassified to conform to the current year's format. These reclassifications had no impact on previously reported net income.

                     COMPREHENSIVE INCOME: In the first quarter of 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which specifies the computation, presentation and disclosure requirements for comprehensive income. There was no impact on the Company's financial position, results of operations or cash flows as a result of adoption. Comprehensive income and net income are the same.

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                 -----------------------------------------------



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

                     CONCENTRATIONS: The Company maintains the majority of cash balances and all of its short-term investments with several financial institutions. The Company invests with high credit quality financial institutions, and, by policy, limits the amount of credit exposure to any financial institution. A significant portion of the Company's labor force is subject to collective bargaining agreements. Collective bargaining agreements covering 26.6% of the Company's unionized labor force at December 31, 1998 will expire during 1999.

                     Revenue received from federal, state and local government agencies amounted to $835,986 (68.2%) in 1998, $726,657 (70.6%) in
           1997, and $657,247 (70.7%) in 1996. California Department of Transportation represented $142,008 (11.6%) in 1998, $139,300 (13.5%)
           in 1997, and $104,171 (11.2%) in 1996 of total revenue. Utah Department of Transportation, including the Company's portion of a construction joint venture, represented $138,077 (11.3%) of total revenue in 1998. At December 31, 1998, 1997 and 1996 the Company had significant amounts receivable from these agencies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral, although the law provides the Company the ability to file mechanics liens on real property improved for private customers in the event of non-payment by such customers. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. The Company has no foreign operations.

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                 -----------------------------------------------



3.         SHORT-TERM INVESTMENTS

                The carrying and market values of short-term investments are as follows at December 31, 1998 and 1997:


                                              Held-To-Maturity                                 Held-To-Maturity
                                             December 31, 1998                                December 31, 1997

                                Carrying   Unrealized   Unrealized       Fair     Carrying   Unrealized   Unrealized    Fair
                                  Value       Gains       Losses        Value       Value      Gains       Losses       Value
                                ----------------------------------------------------------------------------------------------
U.S. Government and Agency
   Obligations                  $ 19,271    $     10     $     --     $ 19,281    $  1,998     $   --      $   --     $  1,998
Commercial Paper                  25,721           2           (4)      25,719          --         --          --           --
Municipal Bonds                    5,022          12           --        5,034       5,019         --          --        5,019
Domestic Banker's Acceptance       4,921          --           (3)       4,918       3,450         --          --        3,450
                                ----------------------------------------------------------------------------------------------
                                  54,935          24           (7)      54,952      10,467         --          --       10,467
                                ----------------------------------------------------------------------------------------------


                                            Available-For-Sale                                  Available-For-Sale
                                            December 31, 1998                                    December 31, 1997
                                Carrying   Unrealized   Unrealized       Fair     Carrying   Unrealized   Unrealized    Fair
                                  Value       Gains       Losses        Value       Value      Gains       Losses       Value
                                ----------------------------------------------------------------------------------------------
U.S. Government and Agency
   Obligations                     2,991           7           --        2,998         2,984       --          --        2,984
Municipal Bonds                    1,028           4           --        1,032         4,959       44          --        5,003
                                --------    --------     --------     --------    ----------   ------      ------     --------
                                   4,019          11           --        4,030         7,943       44          --        7,987
                                --------    --------     --------     --------    ----------   ------      ------     --------

Total Short-Term Investments    $ 58,954    $     35     $     (7)    $ 58,982    $   18,410   $   44      $   --     $ 18,454
                                ========    ========     ========     ========    ==========   ======      ======     ========

                There were no sales of investments classified as available-for-sale for the years ended December 31, 1998, 1997 and 1996. Unrealized gains and losses were considered immaterial for both 1998 and 1997 and, thus, not recorded as a separate item in stockholders' equity. At December 31, 1998, scheduled maturities of investments are as follows:


               ------------------------------------------------------------------------------
                                                            Held-To-    Available-
                                                            Maturity    For-Sale        Total
               ------------------------------------------------------------------------------
               Within one year                              $54,935      $ 2,991      $57,926
               After one year through five years                 --        1,028        1,028
               ------------------------------------------------------------------------------
                                                            $54,935      $ 4,019      $58,954
               ==============================================================================


                For the years ended December 31, 1998 and 1997, purchases and maturities were as follows:


                                           December 31, 1998                                December 31, 1997
                                 ---------------------------------------        ------------------------------------------
                                 Held-To-      Available-                       Held-To-        Available-
                                 Maturity       For-Sale          Total         Maturity         For-Sale          Total
                                 ---------------------------------------        ------------------------------------------
               Purchases         $83,968        $  7,122         $91,090        $ 16,566         $ 10,785         $ 27,351
               Maturities         39,500          11,046          50,546          26,500           16,008           42,508
                                 ---------------------------------------        ------------------------------------------
               Net change        $44,468        $ (3,924)        $40,544        $ (9,934)        $ (5,223)        $(15,157)
                                 =======================================        ==========================================

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                 -----------------------------------------------



  4.         ACCOUNTS RECEIVABLE



                    ------------------------------------------------------------------------------
                           DECEMBER 31,                                     1998            1997
                    ------------------------------------------------------------------------------
                    Construction Contracts
                      Completed and in progress                           $ 96,895        $ 94,482
                      Retentions                                            56,774          55,041
                    ------------------------------------------------------------------------------
                                                                           153,669         149,523
                    Construction material sales                             19,554          17,383
                    Other                                                    2,224           2,753
                    ------------------------------------------------------------------------------
                                                                           175,447         169,659
                    Less allowance for doubtful accounts                       699             691
                    ------------------------------------------------------------------------------
                                                                          $174,748        $168,968
                    ==============================================================================

                    The balances billed but not paid by customers pursuant to retainage provisions in construction contracts generally become due upon completion of the contracts and acceptance by the owners. Retainage amounts at December 31, 1998 are expected to be collected as follows: $50,912 in 1999; $5,603 in 2000, zero in 2001 and $259 in 2002.


5.         EQUITY METHOD INVESTMENTS

                The Company participates in various construction joint venture partnerships. Generally, each construction joint venture is formed to accomplish a specific project and is dissolved upon completion of the project. The combined assets, liabilities and net assets of these ventures are as follows:




                    --------------------------------------------------------------------------------------------
                    DECEMBER 31,                                                           1998           1997
                    --------------------------------------------------------------------------------------------
                    Assets
                       Total                                                            $245,071        $276,038
                       Less other venturers' interest                                    183,701         208,830
                    --------------------------------------------------------------------------------------------

                       Company's interest                                                 61,370          67,208
                    --------------------------------------------------------------------------------------------

                    Liabilities
                       Total                                                             162,476         223,711
                       Less other venturers' interest                                    121,126         169,454
                    --------------------------------------------------------------------------------------------

                       Company's interest                                                 41,350          54,257
                    --------------------------------------------------------------------------------------------

                    Company's interest in net assets                                    $ 20,020        $ 12,951
                    ============================================================================================

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                 -----------------------------------------------



  5.         EQUITY METHOD INVESTMENTS, CONTINUED


                    The revenue and costs of revenue of construction joint
             ventures are as follows:

                    ----------------------------------------------------------------------------------------------------
                    YEARS ENDED DECEMBER 31,                                        1998            1997            1996
                    ----------------------------------------------------------------------------------------------------
                    Revenue
                       Total                                                    $649,042        $326,895        $234,824
                       Less other venturers' interest                            497,407         248,028         164,676
                    ----------------------------------------------------------------------------------------------------

                       Company's interest                                        151,635          78,867          70,148
                    ----------------------------------------------------------------------------------------------------

                    Cost of Revenue
                       Total                                                     578,608         287,705         160,056
                       Less other venturers' interest                            443,123         220,497         112,313
                    ----------------------------------------------------------------------------------------------------

                       Company's interest                                        135,485          67,208          47,743
                    ----------------------------------------------------------------------------------------------------

                                                                                $ 16,150        $ 11,659        $ 22,405
                    ====================================================================================================


                    Additionally, the Company has investments in affiliates that are accounted for on the equity method. The most significant of these investments is a 30% interest in T.I.C. Holdings, Inc. and a 22.2% limited partnership interest in a partnership which constructed and operates a private toll road. At December 31, 1998 the Company had a commitment supported by a letter of credit of $2,044 related to its limited partnership interest. The summarized unaudited financial information below represents an aggregation of the Company's nonsubsidiary affiliates:

                    -------------------------------------------------------------------------------------------------
                     YEARS ENDED DECEMBER 31,                                      1998           1997           1996
                    -------------------------------------------------------------------------------------------------
                     Balance sheet data
                       Assets                                                 $ 328,496       $275,685
                       Liabilities                                              267,397        216,512
                       Net assets                                                61,099         59,173
                    -------------------------------------------------------------------------------------------------
                     Company's equity investment in affiliates                   29,515         25,008
                    -------------------------------------------------------------------------------------------------

                     Earnings data
                       Revenue                                                  561,568        434,389       $  6,719
                       Gross profit                                              50,452         41,137         (3,104)
                       Earnings (loss) before taxes                               7,510          1,891         (7,446)

                    -------------------------------------------------------------------------------------------------
                     Company's equity in earnings (loss)                      $   2,728       $    733       $ (1,648)
                    -------------------------------------------------------------------------------------------------

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                 -----------------------------------------------

6.         PROPERTY AND EQUIPMENT


                    ------------------------------------------------------------------------------
                    DECEMBER 31,                                            1998            1997
                    ------------------------------------------------------------------------------
                    Land                                                  $ 30,195        $ 20,654
                    Quarry property                                         35,862          35,862
                    Buildings and leasehold improvements                    20,595          17,175
                    Equipment and vehicles                                 443,095         416,073
                    Office furniture and equipment                           4,835           5,467
                    ------------------------------------------------------------------------------
                                                                           534,582         495,231
                    Less accumulated depreciation,
                      depletion and amortization                           328,845         300,892
                    ------------------------------------------------------------------------------
                                                                          $205,737        $194,339
                    ==============================================================================


7.         ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                    ----------------------------------------------------------------------------
                    DECEMBER 31,                                             1998           1997
                    ----------------------------------------------------------------------------
                    Payroll and related employee benefits                 $34,829        $24,374
                    Accrued insurance                                      26,487         25,882
                    Income taxes                                            2,542          3,129
                    Other                                                  14,902         11,685
                    ----------------------------------------------------------------------------
                                                                          $78,760        $65,070
                    ============================================================================


8.         LONG-TERM DEBT AND CREDIT ARRANGEMENTS


                    -----------------------------------------------------------------------------
                    DECEMBER 31,                                              1998           1997
                    -----------------------------------------------------------------------------
                    Bank revolving credit notes                            $    --        $39,000
                    Senior notes payable                                    60,000             --
                    Notes payable to bank                                   15,000         25,000
                    Other notes payable                                      4,924          7,317
                    -----------------------------------------------------------------------------
                                                                            79,924         71,317
                    Less current maturities                                 10,787         12,921
                    -----------------------------------------------------------------------------
                                                                           $69,137        $58,396
                    =============================================================================

                    The aggregate minimum principal maturities of long-term debt for each of the five years following December 31, 1998 are as follows: 1999 - $10,787; 2000 - $6,539; 2001 - $1,290;
                    2002 - $6,851; 2003 - $6,863 and beyond 2003 - $47,594.

                     The Company has a bank revolving line of credit of $75,000 which allows for unsecured borrowings for up to five years through June 30, 2000, with interest rate options. Outstanding borrowings under the revolving line of credit are at the IBOR interest rate plus margin with principal payable semiannually beginning December 2000 through June 2005 and interest payable quarterly. There were no amounts outstanding at December 31, 1998.

                     The Company has standby letters of credit totaling
              approximately $5,542 outstanding at December 31, 1998 of which $3,498 reduces the amount available under the revolving line of credit and $2,044 supports the commitment by the Company related to its investment in a limited partnership. The unused and available portion of the line of credit at December 31, 1998 was approximately $71,500.

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                 -----------------------------------------------



8.         LONG-TERM DEBT AND CREDIT ARRANGEMENTS, CONTINUED

                     On March 19, 1998 the Company issued Senior Notes Payable in the amount of $60 million to a group of institutional holders. The notes are due in nine equal annual installments beginning in 2002 and bear interest at 6.54% per annum. The Company used $39 million of the proceeds of the notes to retire its bank revolving credit notes.

                     Notes payable to bank are unsecured with principal payable semiannually and interest payable quarterly at primarily the IBOR rate plus margin (5.91% at December 31, 1998) through June 2000.

                     Restrictive covenants under the terms of debt agreements include the maintenance of certain levels of working capital and cash flow. Other covenants prohibit capital expenditures in excess of specified limits and require the maintenance of tangible net worth (as defined) of approximately $211,000.

                     Other notes payable are comprised primarily of notes incurred in connection with the purchase of property and equipment, and other assets. These notes are collateralized by the assets purchased and bear interest at 6.5% per annum with principal and interest payable in installments through 2007.

9.         EMPLOYEE BENEFIT PLANS

                     EMPLOYEE STOCK OWNERSHIP PLAN: The Company's Employee Stock Ownership Plan ("ESOP") covers all employees not included in collective bargaining agreements. As of December 31, 1998, the ESOP owned 7,641,422 shares of the Company's common stock. Dividends on shares held by the ESOP are charged to retained earnings and all shares held by the ESOP are treated as outstanding in computing the Company's earnings per share.

                     Contributions to the ESOP are at the discretion of the Board of Directors. Contributions for the years ended December 31, 1998, 1997 and 1996 were approximately $1,957, $1,812 and $2,094, respectively.

                     PROFIT SHARING AND 401K PLAN: The Profit Sharing and 401k Plan is a defined contribution plan covering all employees not included in collective bargaining agreements. Each employee can elect to have up to 6% of gross pay contributed to the plan on a before-tax basis. The plan allows for Company matching and additional contributions at the discretion of the Board of Directors.

                     Contributions to the Profit Sharing and 401K Plan for the years ended December 31, 1998, 1997 and 1996 were $8,402, $4,706 and
           $4,064, respectively. Included in the contributions were 401K matching contributions of $1,990, $1,807 and 1,647, respectively.

                     OTHER: The Company`s wholly owned subsidiary, Granite Construction Company, also contributes to various multi-employer pension plans on behalf of union employees. Contributions to these plans for the years ended December 31, 1998, 1997 and 1996 were approximately $13,498, $11,972 and $10,406, respectively.

10.       STOCKHOLDERS' EQUITY

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

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                 -----------------------------------------------



10.       STOCKHOLDERS' EQUITY, CONTINUED

                     Restricted shares outstanding under the Plan at December 31, 1998 were 1,024,717 shares. Unearned compensation is amortized over the restriction periods of generally five years. Compensation expense related to restricted shares for the years ended December 31, 1998, 1997 and 1996 was $3,286, $2,299 and $1,968, respectively.

                     The exercise price for incentive and nonqualified stock options granted under the Stock Plan may not be less than 100% and 85%, respectively, of the fair market value at the date of the grant. Options granted will be exercisable at such times and be subject to such restrictions and conditions as determined by the compensation committee, but no option shall be exercisable later than ten years from the date of grant. Options generally vest one third after 3 years of service from the date of grant and one third during each of the following two years. Stock option transactions during 1998, 1997 and 1996 are summarized as follows:


                    ----------------------------------------------------------------------------------------
                    December 31,                                      1998             1997             1996
                    ----------------------------------------------------------------------------------------
                    Options outstanding, beginning of year         157,125          189,975          279,000
                    Options exercised                              (81,405)         (32,850)         (89,025)
                    Options forfeited                               (5,095)              --               --
                    ----------------------------------------------------------------------------------------
                    Options outstanding, end of year                70,625          157,125          189,975
                    ----------------------------------------------------------------------------------------

                     At December 31, 1998 all options are 100% vested. All options were granted in 1990 and will expire in the year 2000 and were granted, exercised and canceled at $7.56 per share.

                     OTHER: The Company has issued a warrant to purchase 450,000 shares of its common stock at an exercise price of $13.37 per share. The warrant is exercisable after July 25, 1999 and expires on July 25, 2002.

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                 -----------------------------------------------



11.       EARNINGS PER SHARE

             In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:


                    ----------------------------------------------------------------------------------------------------------
                    YEARS ENDED DECEMBER 31,                                                1998           1997           1996
                    ----------------------------------------------------------------------------------------------------------

                    NUMERATOR - BASIC AND DILUTED EARNINGS PER SHARE
                                Net income                                               $46,507        $27,832        $27,348
                    ==========================================================================================================

                    DENOMINATOR - BASIC EARNINGS PER SHARE
                                Common stock outstanding                                  27,570         27,375         27,099
                                Less restricted stock outstanding                          1,011            978            892
                    ----------------------------------------------------------------------------------------------------------

                               TOTAL                                                      26,559         26,397         26,207
                    ----------------------------------------------------------------------------------------------------------

                    Basic earnings per share                                             $  1.75        $  1.05        $  1.04
                    ==========================================================================================================
                    DENOMINATOR - DILUTED EARNINGS PER SHARE
                                Denominator - Basic Earnings per Share                    26,559         26,397         26,207
                                Effect of Dilutive Securities:
                                        Warrants                                             175             --             --
                                        Common stock options                                  64             74             99
                                        Restricted stock                                     541            471            442
                    ----------------------------------------------------------------------------------------------------------

                                TOTAL                                                     27,339         26,942         26,748
                    ----------------------------------------------------------------------------------------------------------

                    Diluted earnings per share                                           $  1.70        $  1.03        $  1.02
                    ==========================================================================================================


12.        INCOME TAXES



                    Provision for income taxes:
                    ----------------------------------------------------------------------------------------------------------

                    Years Ended December 31,                                                1998           1997           1996
                    ----------------------------------------------------------------------------------------------------------
                    Federal

                      Current                                                          $  23,592      $  12,964      $   9,727
                      Deferred                                                               138            646          3,470
                    ----------------------------------------------------------------------------------------------------------

                                                                                          23,730         13,610         13,197
                    ----------------------------------------------------------------------------------------------------------

                    State
                      Current                                                              4,758          2,656          2,372
                      Deferred                                                                16             80            492
                    ----------------------------------------------------------------------------------------------------------

                                                                                           4,774          2,736          2,864
                    ----------------------------------------------------------------------------------------------------------

                                                                                       $  28,504      $  16,346      $  16,061
                    ==========================================================================================================

                    Reconciliation of statutory to effective
                    tax rate:
                    ----------------------------------------------------------------------------------------------------------

                    Years Ended December 31,                                                1998           1997           1996
                    ----------------------------------------------------------------------------------------------------------
                    Federal statutory tax rate                                              35.0%          35.0%          35.0%
                    State taxes, net of federal tax benefit                                  4.1            4.0            4.3
                    Percentage depletion deduction                                          (1.1)          (2.0)          (1.3)
                    Other                                                                     --             --           (1.0)
                    ----------------------------------------------------------------------------------------------------------
                                                                                            38.0%          37.0%          37.0%
                    ==========================================================================================================

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                 -----------------------------------------------



12.        INCOME TAXES, CONTINUED


                    Deferred tax assets and liabilities:

                    ----------------------------------------------------------------------
                    DECEMBER 31,                                   1998             1997
                    ----------------------------------------------------------------------
                    Deferred Tax Assets:
                       Accounts receivable                       $    915         $  2,280
                       Inventory                                    1,556            1,520
                       Property and equipment                       1,755            2,508
                       Insurance accruals                           9,849            8,301
                       Deferred compensation                        3,014            2,144
                       Other accrued liabilities                    4,341            3,113
                       Other                                          936              621
                       Valuation allowance                             --               --
                    ----------------------------------------------------------------------
                                                                   22,366           20,487
                    ----------------------------------------------------------------------
                    Deferred Tax Liabilities:
                       Property and equipment                      29,697           28,837
                       Contract recognition                         1,532            1,207
                       TIC basis difference                         3,053            1,355
                       Other                                          479            1,329
                    ----------------------------------------------------------------------
                                                                   34,761           32,728
                    ----------------------------------------------------------------------
                                                                 $(12,395)        $(12,241)
                    ======================================================================


13.       LEASES

                Minimum rental commitments under all noncancellable operating leases, primarily quarry property and construction equipment, in effect at December 31, 1998 were:


                    Years Ending December 31,
                    1999                                                         $ 4,418
                    2000                                                           3,793
                    2001                                                           1,936
                    2002                                                           1,483
                    2003                                                           1,487
                    Later years (through 2016)                                     5,142
                    --------------------------------------------------------------------
                    Total minimum rental commitment                              $18,259
                    ====================================================================

                Operating lease rental expense was $4,628 in 1998, $4,414 in 1997, and $3,593 in 1996.

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                 -----------------------------------------------



14.       BUSINESS SEGMENT INFORMATION

                     The Company has two reportable segments: the Branch Division and the Heavy Construction Division (HCD). The Branch Division is comprised of branch offices that serve local markets, while HCD pursues major infrastructure projects throughout the nation. HCD generally has large heavy civil projects with contract amounts in excess of $15 million and contract durations greater than two years, while the Branch Division projects are typically smaller in size and shorter in duration. HCD has been the primary participant in the Company's construction joint ventures. Substantially all of the revenue from these joint ventures is included in HCD's revenues from external customers (Note 5).

                     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1). The Company evaluates performance based on operating profit or loss which does not include income taxes, interest income, interest expense or other income (expense).

INFORMATION ABOUT PROFIT OR LOSS AND ASSETS


          -------------------------------------------------------------------------------------------
                                                             HCD            BRANCH          TOTAL
          -------------------------------------------------------------------------------------------
          1998
                 Revenues from external customers        $ 305,856         $920,244        $1,226,100
                 Intersegment revenue transfer             (25,668)          25,668                --
                                                         --------------------------------------------
                 Net revenue                               280,188          945,912         1,226,100
                 Depreciation and amortization               7,396           27,292            34,688
                 Operating income                           12,139           86,688            98,827
                 Property and equipment                     26,618          167,540           194,158

          -------------------------------------------------------------------------------------------
          1997
                 Revenues from external customers        $ 208,094         $820,111        $1,028,205
                 Intersegment revenue transfer             (11,831)          11,831                --
                                                         --------------------------------------------
                 Net revenue                               196,263          831,942         1,028,205
                 Depreciation and amortization               7,364           27,513            34,877
                 Operating income                            3,394           54,679            58,073
                 Property and equipment                     26,995          159,057           186,052

          -------------------------------------------------------------------------------------------
          1996
                 Revenues from external customers        $ 213,212         $715,587        $  928,799
                 Intersegment revenue transfer                  --               --                --
                                                         --------------------------------------------
                 Net revenue                               213,212          715,587           928,799
                 Depreciation and amortization               6,852           27,462            34,314
                 Operating income                           19,400           38,400            57,800
                 Property and equipment                     21,245          149,470           170,715
          -------------------------------------------------------------------------------------------

          RECONCILIATION OF SEGMENT PROFIT OR LOSS AND ASSETS TO THE COMPANY'S CONSOLIDATED TOTALS:


          -----------------------------------------------------------------------------------------------
                                                                 1998             1997             1996
          -----------------------------------------------------------------------------------------------
          Profit or Loss:

          Total profit or loss for reportable segments         $ 98,827         $ 58,073         $ 57,800
          Other income                                            5,753            6,041            4,341
          Unallocated other corporate expenses                  (29,569)         (19,936)         (18,732)
          -----------------------------------------------------------------------------------------------
               Income before provision for income taxes        $ 75,011         $ 44,178         $ 43,409
          ===============================================================================================

          Assets:

          Total assets for reportable segments                 $194,158        $186,052
          Assets not allocated to segments:
                   Cash and cash equivalents                     62,470          54,359
                   Short-term investments                        58,954          18,410
                   Deferred income taxes                         15,397          13,365
                   Other current assets                         233,987         228,149
                   Property and equipment                        11,579           8,287
                   Other assets                                  50,026          43,187
          -----------------------------------------------------------------------------------------------
               Consolidated Total                              $626,571        $551,809
          ===============================================================================================


15.       SUBSEQUENT EVENTS

                     On March 17, 1999 the Board of Directors declared a cash dividend of $0.07 per common share plus a special cash dividend of $0.12 per share of common stock to stockholders of record as of March 31, 1999, payable on April 16, 1999.

                     Subsequent to December 31, 1998 and through March 26, 1999 the Company repurchased and retired 561,400 shares of its common stock for a total price of $13,470.

                       CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the registration statement of Granite Construction Incorporated on Form S-8 (File No. 33-36482 and 33-36485) of our report dated February 12, 1999 (except Note 15, as to which the date is March 26, 1999) on our audits of the consolidated financial statements and the financial statement schedule of Granite Construction Incorporated, as of December 31, 1998 and 1997, and the years ended December 31, 1998, 1997 and 1996, which report is included in the Annual Report on Form 10-K on Page F-1.



                                               PricewaterhouseCoopers LLP



San Jose, California
March 30, 1999

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 1999                 GRANITE CONSTRUCTION INCORPORATED


                                     By: /s/ William E. Barton
                                         --------------------------------------
                                         [William E. Barton, Vice President and
                                         Chief Financial Officer]

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 26, 1999, by the following persons in the capacities indicated.


/s/ Richard C. Solari
-------------------------------             Chairman of the Board
[Richard C. Solari]                         and Director


/s/ David H. Watts
-------------------------------             President, Chief Executive Officer,
[David H. Watts]                            and Director


/s/ William E. Barton                       Vice President and
-------------------------------             Chief Financial Officer
[William E. Barton]                         Principal Accounting and
                                            Financial Officer


/s/ Joseph J. Barclay                       Director
-------------------------------
[Joseph J. Barclay]


/s/ Richard M. Brooks                       Director
-------------------------------
[Richard M. Brooks]


/s/ Brian C. Kelly                          Director
-------------------------------
[Brian C. Kelly]


/s/ Rebecca A. McDonald                     Director
-------------------------------
[Rebecca A. McDonald]

/s/ Raymond E. Miles                        Director
-------------------------------
[Raymond E. Miles]

/s/ George B. Searle                        Director
-------------------------------
[George B. Searle]

                           INDEX TO FORM 10-K EXHIBITS


Exhibit                                                                                                   Page
  No.          Description                                                                                 No.
-------        -----------                                                                                ----
3.1            Certificate of Incorporation of Granite Construction Incorporated                           [a]

3.1.a          Amendment to the Certificate of Incorporation of Granite
               Construction Incorporated                                                                   --

3.1.b          Certificate of Incorporation of Granite Construction Incorporated
               as Amended and Restated (Effective May 22, 1998)                                            --

3.2            Bylaws of Granite Construction Incorporated (as amended and
               restated effective February 27, 1991)                                                       [b]

10.1           Amendment to and Restatement of the Granite Construction
               Incorporated Employee Stock Ownership Plan adopted November 16,
               1998 and effective January 1, 1998                                                          --

10.1.a         Granite Construction Incorporated Employee Stock Ownership Trust Agreement                  [b]

10.1.b         Amendment 1 to the Granite Construction Incorporated Employee
               Stock Ownership Plan Trust Agreement adopted December 19, 1995,
               effective January 1, 1996                                                                   [e]

10.2           Amendment to and Restatement of the Granite Construction Company
               Profit Sharing and 401K Plan adopted December 15, 1994 and
               effective January 1, 1995                                                                   [c]

10.2.a         Amendment to and Restatement of Granite Construction Incorporated
               Profit Sharing and 401K Plan and Trust Agreement adopted and
               effective as of December 15, 1994                                                           [c]

10.2.b         Amendment 2 to the Granite Construction Incorporated Profit
               Sharing and 401K Plan and Trust Agreement adopted March 20, 1995
               and effective January 1, 1996                                                               [e]

10.2.c         Amendment 3 to the Granite Construction Incorporated Profit
               Sharing and 401K Plan adopted August 23, 1996 and effective
               January 1, 1997                                                                             [f]

10.2.d         Amendment 4 to the Granite Construction Incorporated Profit
               Sharing and 401K Plan adopted July 24, 1997 and effective January
               1, 1995, January 1, 1997, February 3, 1997 and January 1, 1998
                                                                                                           [g]

10.2.e         Amendment 5 to the Granite Construction Incorporated Profit
               Sharing and 401K Plan adopted December 29, 1997 and effective
               January 1, 1997 and January 1, 1998                                                         [g]

10.2.f         Amendment 6 to the Granite Construction Incorporated Amended and
               Restated Profit Sharing and 401K Plan and Trust Agreement adopted
               March 30, 1998 and effective April 1, 1998                                                  --

10.3           Credit Agreement dated and effective June 30, 1997                                          [g]

10.3.a         First Amendment to the Credit Agreement entered into January 16,
               1998                                                                                        [g]

10.3.b         Second Amendment to the Credit Agreement entered into June 30,
               1998                                                                                        --

10.4           Form of Director and Officer Indemnification Agreement                                      [a]

10.5           Form of Executive Officer Employment Agreement                                              [a]

10.6           Stock Purchase Agreement among Granite Construction Incorporated,
               Gibbons Company and all of the Shareholders of Gibbons Company,
               dated March 17, 1995                                                                        [d]

10.7           Restated Gibbons Company Profit Sharing and Retirement Plan
               adopted December 30, 1994 and effective January 1, 1989                                     [f]

10.7.a         First Amendment to the Restated Gibbons Company Profit Sharing
               and Retirement Plan adopted March 29, 1995 and effective January
               1, 1989                                                                                     [f]

10.7.b         Second Amendment to the Restated Gibbons Company Profit Sharing
               and Retirement Plan adopted April 27, 1995 and effective May 8,
               1995 and May 31, 1995                                                                       [f]

10.7.c         Third Amendment to the Restated Gibbons Company Profit Sharing
               and Retirement Plan adopted June 23, 1995 and effective July 1,
               1995                                                                                        [f]

10.7.d         Fourth Amendment to the Restated Gibbons Company Profit Sharing
               and Retirement Plan adopted December 1, 1995                                                [f]

10.7.e         Fifth Amendment to the Restated Gibbons Company Profit Sharing
               and Retirement Plan adopted July 16, 1996 and effective January
               1, 1995                                                                                     [f]

10.7.f         Sixth Amendment to the Restated Gibbons Company Profit Sharing
               and Retirement Plan adopted May 30, 1997 and effective January 1,
               1989 and July 1, 1993                                                                       [g]

10.7.g         Seventh Amendment to the Restated Gibbons Company Profit Sharing
               and Retirement Plan adopted February 27, 1998 and effective April
               1, 1998                                                                                     --

10.8           Amendment to and Restatement of the Granite Construction
               Incorporated Key Management Deferred Compensation Plan adopted
               and effective January 1, 1998                                                               --

10.9           Amendment to and Restatement of the Granite Construction
               Incorporated Key Management Deferred Incentive Compensation Plan
               adopted and effective January 1, 1998                                                       --

10.10          Stock Purchase Agreement between Granite Construction
               Incorporated and TIC Holdings, Inc. dated December 23, 1996                                 [g]

10.11          Note Purchase Agreement between Granite Construction Incorporated
               and certain purchasers dated March 1, 1998                                                  --

10.12          Subsidiary Guaranty Agreement from the Subsidiaries of Granite
               Construction Incorporated as Guarantors of the Guaranty of Notes
               and Note Agreement and the Guaranty of Payment and Performance
               dated March 1, 1998                                                                         --

21.1           List of Subsidiaries of Granite Construction Incorporated                                   [f]

24.1 Consent of PricewaterhouseCoopers LLP is contained on page 25 of this Report

27.1           SEC Filing - Financial Data Table, Article 5 of Regulation S-X


[a] Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (No. 33-33795).

[b] Incorporated by reference to the exhibits filed with the Company's Form 10-K for the year ended December 31, 1991.

[c] Incorporated by reference to the exhibits filed with the Company's 10-K for the year ended December 31, 1994.

[d] Incorporated by reference to the exhibits filed with the Company's 8-K dated May 8, 1995.

[e] Incorporated by reference to the exhibits filed with the Company's 10-K for the year ended December 31, 1995.

[f] Incorporated by reference to the exhibits filed with the Company's 10-K for the year ended December 31, 1996.

[g] Incorporated by reference to the exhibits filed with the Company's 10-K for the year ended December 31, 1997.

        Report of Independent Accountants on Financial Statement Schedule



To the Stockholders and Board of Directors
Granite Construction Incorporated:



Our audits of the consolidated financial statements referred to in our report dated February 12, 1999, except for Note 15 as to which the date is March 26, 1999 appearing on page F-1 of this Form 10-K also included an audit of the financial statement schedule listed in Item14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



                                                  PricewaterhouseCoopers LLP



San Jose, CA
February 12, 1999, except
Note 15 as to which the date is
March 26, 1999

                                                                     SCHEDULE II


                        GRANITE CONSTRUCTION INCORPORATED


                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                            (IN THOUSANDS OF DOLLARS)



                                                                           Additions
                                                                    ---------------------------
                                                   Balance at                                        Adjustments     Balance at
                                                    Beginning       Bad Debt                            and            End of
                 Description                         of Year        Expense         Collections     Deductions(1)      Period
-------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998
   Allowance for doubtful accounts .........          $691          $(2,628)          $3,538          $  (902)          $699
                                                      ======================================================================

   Allowance for notes receivable ..........          $ 68          $    --           $   --          $    --           $ 68
                                                      ======================================================================

YEAR ENDED DECEMBER 31, 1997
   Allowance for doubtful accounts .........          $693          $   759           $1,162          $(1,923)          $691
                                                      ======================================================================

   Allowance for notes receivable ..........          $ 68          $    --           $   --          $    --           $ 68
                                                      ======================================================================

YEAR ENDED DECEMBER 31, 1996
   Allowance for doubtful accounts .........          $898          $ 3,614           $1,576          $(5,395)          $693
                                                      ======================================================================

   Allowance for notes receivable ..........          $ 68          $    --           $   --          $    --           $ 68
                                                      ======================================================================



(1) Accounts deemed to be uncollectible