Form 10-Q
period 1999-03-31
GRANITE CONSTRUCTION INC
filed 1999-05-17
CIK 861459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

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

                            Corporate Administration:

                              585 West Beach Street
                          Watsonville, California 95076
                                 (831) 724-1011

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----       -----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 1999.

            Class                                              Outstanding
-----------------------------                               -----------------
Common Stock, $0.01 par value                               27,177,065 shares

This report on Form 10-Q, including all exhibits, contains 22 pages. The exhibit index is located on page 21 of this report.

                        GRANITE CONSTRUCTION INCORPORATED

                                      INDEX

                                                                                    Page
                                                                                    ----
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Condensed Consolidated Balance
                   Sheets as of March 31, 1999 and
                   December 31, 1998..................................................4

                   Condensed Consolidated Statements
                   of Income for the Three Months
                   Ended March 31, 1999 and 1998......................................5

                   Condensed Consolidated Statements
                   of Cash Flows for the Three Months
                   Ended March 31, 1999 and 1998......................................6

                   Notes to the Condensed Consolidated
                   Financial Statements............................................7-10

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations..................................................11-16

          Item 3.  Qualitative and Quantitative Disclosures about Market Risk........17

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings.................................................19
          Item 2.  Changes in Securities.............................................19
          Item 3.  Defaults upon Senior Securities...................................19
          Item 4.  Submission of Matters to a Vote
                   of Security Holders...............................................19
          Item 5.  Other Information.................................................19
          Item 6.  Exhibits and Reports on Form 8-K..................................19
                   Exhibit Index.....................................................21

                          PART I. FINANCIAL INFORMATION

                        GRANITE CONSTRUCTION INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


===================================================================================================
                                                                       MARCH 31,       December 31,
                                                                         1999             1998
---------------------------------------------------------------------------------------------------
                                                                      (UNAUDITED)
                                     ASSETS

Current assets
     Cash and cash equivalents                                         $  30,775        $  62,470
     Short-term investments                                               43,991           58,954
     Accounts receivable                                                 142,919          174,748
     Costs and estimated earnings in excess of billings                   16,417           14,677
     Inventories                                                          14,912           12,773
     Deferred income taxes                                                15,397           15,397
     Equity in joint ventures                                             23,259           20,020
     Other current assets                                                  9,133           11,769
                                                                       ----------------------------
         Total current assets                                            296,803          370,808
---------------------------------------------------------------------------------------------------
Property and equipment                                                   224,267          205,737
---------------------------------------------------------------------------------------------------
Other assets                                                              48,920           50,026
---------------------------------------------------------------------------------------------------
                                                                       $ 569,990        $ 626,571
===================================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current maturities of long-term debt                              $  10,767        $  10,787
     Accounts payable                                                     64,463           88,194
     Billings in excess of costs and estimated earnings                   47,163           50,619
     Accrued expenses and other current liabilities                       64,225           78,760
                                                                       ----------------------------
         Total current liabilities                                       186,618          228,360
---------------------------------------------------------------------------------------------------
Long-term debt                                                            70,800           69,137
---------------------------------------------------------------------------------------------------
Deferred income taxes                                                     27,792           27,792
---------------------------------------------------------------------------------------------------

Stockholders' equity
     Preferred stock, $0.01 par value, authorized
         3,000,000 shares, none outstanding                                   --               --
     Common stock, $0.01 par value, authorized 50,000,000
         shares; 1999- issued and outstanding 27,277,165 shares;
         1998- issued and outstanding 27,648,961 shares                      273              277
     Additional paid-in capital                                           49,564           45,080
     Retained earnings                                                   246,914          262,517
                                                                       ----------------------------
                                                                         296,751          307,874
     Unearned compensation                                               (11,971)          (6,592)
                                                                       ----------------------------
                                                                         284,780          301,282
---------------------------------------------------------------------------------------------------
                                                                       $ 569,990        $ 626,571
===================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)


================================================================================
THREE MONTHS ENDED MARCH 31,                         1999               1998
--------------------------------------------------------------------------------
Revenue                                            $ 214,804          $ 183,322
Cost of revenue                                      191,475            164,148
                                                   -----------------------------
      GROSS PROFIT                                    23,329             19,174

General and administrative expenses                   19,622             18,232
                                                   -----------------------------
      OPERATING PROFIT                                 3,707                942
                                                   -----------------------------

Other income (expense)
   Interest income                                     2,779              2,500
   Interest expense                                   (1,843)            (1,902)
   Gain on sales of property and equipment               299                609
   Other, net                                           (877)                80
                                                   -----------------------------
                                                         358              1,287
--------------------------------------------------------------------------------

      INCOME BEFORE PROVISION FOR INCOME TAXES         4,065              2,229

Provision for income taxes                             1,565                847
--------------------------------------------------------------------------------
        NET INCOME                                 $   2,500          $   1,382
================================================================================

Net income per share
           Basic                                   $    0.09          $    0.05
           Diluted                                 $    0.09          $    0.05

Weighted average shares of common stock
           Basic                                      26,495             26,454
           Diluted                                    27,398             26,898

Dividends per share                                $    0.19          $    0.13
================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (UNAUDITED- IN THOUSANDS, EXCEPT PER SHARE DATA)


=======================================================================================================
THREE MONTHS ENDED MARCH 31,                                                     1999            1998
-------------------------------------------------------------------------------------------------------
Operating Activities
       Net income                                                              $  2,500        $  1,382
       Add (deduct) noncash items included in net income:
          Depreciation, depletion and amortization                                9,957           9,193
          Gain on sales of property and equipment                                  (299)           (609)
          Decrease in unearned compensation                                       1,050             720
          Common stock contributed to ESOP                                        2,146              --
          Equity in loss of affiliates                                            1,364             357
       Cash provided by (used in):
          Accounts and notes receivable                                          30,766          33,694
          Inventories                                                            (2,139)         (2,468)
          Equity in construction joint ventures                                  (3,239)          2,752
          Other assets                                                            2,921          (1,644)
          Accounts payable                                                      (23,731)        (22,330)
          Billings in excess of costs and estimated earnings, net                (5,196)        (15,670)
          Accrued expenses                                                      (18,058)        (10,403)
                                                                               ------------------------
                     Net cash used in operating activities                       (1,958)         (5,026)
-------------------------------------------------------------------------------------------------------

Investing Activities
       Additions to property and equipment                                      (27,564)        (13,004)
       Proceeds from sales of property and equipment                              1,143           1,129
       Purchases of short-term investments                                      (28,036)        (27,543)
       Maturities of short-term investments                                      42,999           7,464
       Other                                                                        453          (1,122)
                                                                               ------------------------
                     Net cash used in investing activities                      (11,005)        (33,076)
-------------------------------------------------------------------------------------------------------

Financing Activities
       Additions to long-term debt                                                   --          60,000
       Repayments of long-term debt                                                 (57)        (40,655)
       Employee stock options exercised                                              51             266
       Repurchase of common stock                                               (17,067)           (285)
       Dividends paid                                                            (1,659)         (1,096)
                                                                               ------------------------
                     Net cash (used in) provided by financing activities        (18,732)         18,230
-------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                           (31,695)        (19,872)
Cash and cash equivalents at beginning of period                                 62,470          54,359
                                                                               ------------------------
Cash and cash equivalents at end of period                                     $ 30,775        $ 34,487
=======================================================================================================

Supplementary Information
       Cash paid during the period for:
          Interest                                                             $  2,203        $  1,902
          Income taxes                                                            3,196           3,921
       Noncash investing and financing activity:
          Restricted stock issued for services                                 $  6,429        $  3,795
          Dividends accrued but not paid                                          5,182           3,590
          Financed acquisition of property and equipment                          1,700              --
=======================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


1. BASIS OF PRESENTATION: The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position at March 31, 1999 and the results of operations and cash flows for the periods presented. The December 31, 1998 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

        Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2. INVENTORIES: Inventories consist primarily of quarry products valued at the lower of average cost or market.

3.      PROPERTY AND EQUIPMENT:

                                                        March 31,  December 31,
                                                          1999         1998
                                                        ---------  ------------
                                                       (Unaudited)
               Land                                     $ 29,496     $ 30,195
               Quarry property                            38,891       35,862
               Buildings and leasehold improvements       20,006       20,595
               Equipment and vehicles                    467,946      443,095
               Office furniture and equipment              5,037        4,835
                                                        --------     --------
                                                         561,376      534,582
               Less accumulated depreciation,
                 depletion and amortization              337,109      328,845
                                                        --------     --------
                                                        $224,267     $205,737
                                                        ========     ========

                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


4. EARNINGS PER SHARE: In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:

        ------------------------------------------------------------------------
                                                             THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              1999        1998
        ------------------------------------------------------------------------
        NUMERATOR - BASIC AND DILUTED EARNINGS PER SHARE
                Net income                                   $ 2,500     $ 1,382
        ========================================================================
        DENOMINATOR - BASIC EARNINGS PER SHARE
                Common stock outstanding                      27,552      27,498
                Less restricted stock outstanding              1,057       1,044
                                                             -------     -------
                TOTAL                                         26,495      26,454
                                                             -------     -------

        Basic earnings per share                             $  0.09     $  0.05
        ========================================================================
        DENOMINATOR - DILUTED EARNINGS PER SHARE
           Denominator - Basic Earnings per Share             26,495      26,454
           Effect of Dilutive Securities:
                Common stock options                              47          69
                Warrants                                         240          93
                Restricted stock                                 616         282
                                                             -------     -------
                          TOTAL                               27,398      26,898
                                                             -------     -------
        Diluted earnings per share                           $  0.09     $  0.05
        ========================================================================

5. CONTINGENCIES: The Company is currently a party to various claims and legal proceedings, none of which is considered by management to be material to the Company's financial position.

6. RECLASSIFICATIONS: Certain prior year financial statement items have been reclassified to conform to the current year's presentation.

                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


7.      BUSINESS SEGMENT INFORMATION:

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

               The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating profit or loss which does not include income taxes, interest income, interest expense or other income (expense).

Information about Profit or Loss and Assets:

--------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31,                   HCD         BRANCH       TOTAL
--------------------------------------------------------------------------------
1999
        Revenues from external customer     $ 78,723      $136,081     $214,804
        Intersegment revenue transfer         (4,741)        4,741           --
                                            -----------------------------------
        Net revenue                           73,982       140,822      214,804
        Depreciation and amortization          1,947         7,105        9,052
        Operating income                       2,066         7,815        9,881
        Property and equipment                28,948       181,318      210,266

--------------------------------------------------------------------------------
1998
        Revenues from external customer     $ 56,598      $126,724     $183,322
        Intersegment revenue transfer         (3,502)        3,502           --
                                            -----------------------------------
        Net revenue                           53,096       130,226      183,322
        Depreciation and amortization          1,844         6,688        8,532
        Operating income (loss)               (2,349)        8,538        6,189
        Property and equipment                25,469       164,225      189,694
--------------------------------------------------------------------------------

        Reconciliation of Segment Profit and Assets to the Company's Consolidated Totals:

        --------------------------------------------------------------------------
        THREE MONTHS ENDED MARCH 31,                       1999         1998
        --------------------------------------------------------------------------
        Profit:

        Total profit for reportable segments              $   9,881      $   6,189
        Other income                                            358          1,287
        Unallocated other corporate expenses                 (6,174)        (5,247)
        --------------------------------------------------------------------------
             Income before provision for income taxes     $   4,065      $   2,229
        ==========================================================================

        Assets:

        Total assets for reportable segments              $ 210,266      $ 189,694
        Assets not allocated to segments:
              Cash and cash equivalents                      30,775         34,487
              Short-term investments                         43,991         38,489
              Deferred income taxes                          15,397         13,365
              Other current assets                          206,640        199,934
              Property and equipment                         14,001          8,150
              Other assets                                   48,920         45,657
        --------------------------------------------------------------------------
             Consolidated Total                           $ 569,990      $ 529,776
        ==========================================================================

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING DISCLOSURE:

               This report contains forward-looking statements; such as the costs of planned year 2000 modifications and expected dates of year 2000 plan completion, the most reasonably likely worst case year 2000 scenario, and the impact of legislation, availability of highway funds and economic conditions on the Company's future results. Additionally, forward-looking statements include statements that can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy.

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

RESULTS OF OPERATIONS

Revenue for the quarter ended March 31, 1999 was $214.8 million, an increase of $31.5 million, or 17.2%, from last year. The increase for the three months is primarily due to an increase in volume in both our Branch and Heavy Construction Divisions which is attributed to drier weather than was experienced in 1998.

                            REVENUE BY MARKET SECTOR
                          THREE MONTHS ENDED MARCH 31
                                 (IN MILLIONS)

                 1999              1998
             -------------   --------------
               $      %        $       %
               -      -        -       -
Public       138.6   64.5%    136.3   74.3%
Private       49.4   23.0%     28.1   15.4%
Materials     26.8   12.5%     18.9   10.3%
            --------------------------------
             214.8  100.0%    183.3  100.0%
            ================================

For the three months ended March 31, 1999, revenue from public sector contracts increased $2.3 million to $138.6 million, or 64.5% of total revenue, from $136.3 million, or 74.3% of total revenue in 1998. Revenue from private sector contracts of $49.4 million, or 23.0% of total revenue, increased $21.3 million from $28.1 million for the three months ended March 31, 1998. The increase in private sector revenue reflects a strong housing and commercial site development market, particularly in the west.

Backlog at March 31, 1999 was $914.2 million, a $3.2 million decrease from March 31, 1998 and a $12.6 million increase from December 31, 1998. New awards for the quarter totaled $227.5 million. The awards and backlog include a $32.8 million highway project in Florida and a $28.1 million highway project in Southern California.

The private sector backlog increased to 12.3% of total backlog from 6.1% at March 31, 1998. The increase in private sector backlog from March 31, 1998 primarily reflects a railroad project in Texas, as well as the stronger market for housing and commercial site development.

Gross profit for the quarter ended March 31, 1999 was $23.3 million, or 10.9% of revenue, as compared to $19.2 million, or 10.5% of revenue, for 1998. The increased gross profit margin reflects the current favorable market conditions as well as the benefit of the drier weather in most of our geographic areas.

                               AWARDS AND BACKLOG
                                 END OF PERIOD
                                 (IN MILLIONS)

                     Awards          Backlog
                     ------          -------
1995
----
 Q1                   199.5           644.4
 Q2                   302.9           720.6
 Q3                   143.1           557.2
 Q4                   289.2           590.1

1996
----
 Q1                   188.0           624.3
 Q2                   259.9           635.8
 Q3                   382.5           715.7
 Q4                   106.1           597.9

1997
----
 Q1                   483.0           934.1
 Q2                   317.7         1,009.2
 Q3                   369.7         1,050.0
 Q4                   169.7           909.8

1998
----
 Q1                   191.0           917.4
 Q2                   407.8         1,032.4
 Q3                   275.5           895.9
 Q4                   343.7           901.6

1999
----
Q1                   227.5           914.2

General and administrative expenses for the three months ended March 31, 1999 increased $1.4 million to $19.6 million, but decreased as a percentage of revenue to 9.1% in 1999 from 9.9% for the same quarter last year. The dollar increase is primarily due to increased salaries and wages, burden and other costs associated with increased volume of work and Company growth.

                            BACKLOG BY MARKET SECTOR
                                 (IN MILLIONS)

              March 31, 1999     March 31, 1998
             ---------------     ---------------
              $       %             $      %
              -       -             -      -
Public       801.7   87.7%        861.7   93.9%
Private      112.5   12.3%         55.7    6.1%
            ------------------------------------
             914.2  100.0%        917.4  100.0%
            ====================================

The Heavy Construction Division's contribution to operating income increased in the first quarter of 1999 over the same period in 1998 due primarily to an absence of the unusually wet weather conditions that impacted the 1998 quarter. The Branch Division's contribution to operating income decreased from the 1998 quarter due primarily to the absence of El Nino related work that benefited the 1998 quarter.

Net income for the quarter ended March 31, 1999 was $2.5 million, or $0.09 per diluted share, an increase of $1.1 million or $0.04 per diluted share from the quarter ended March 31, 1998.

OUTLOOK

Overall, not a lot has changed from what was discussed in the Outlook Section of the Company's most recently filed Form 10-K. As we previously noted, healthy economic conditions in many of the Company's geographic markets coupled with record levels of public infrastructure funding are providing us with a positive outlook for the year going forward. However, there are some updates on issues that may or may not impact our business in the coming year.

                            SEASONALITY OF BUSINESS
                       REVENUE AND NET INCOME BY QUARTER
                                 (IN MILLIONS)

                     Awards          Backlog
                     ------          -------
1994
----
 Q1                   106.7            (2.1)
 Q2                   173.6             4.6
 Q3                   240.2            13.6
 Q4                   172.9             3.3

1995
----
 Q1                   105.3             1.2
 Q2                   226.7             8.3
 Q3                   306.6            13.2
 Q4                   256.2             5.8

1996
----
 Q1                   153.7             0.4
 Q2                   248.5             9.1
 Q3                   302.6            15.1
 Q4                   223.9             2.8

1997
----
 Q1                   146.8             0.2
 Q2                   242.6             8.3
 Q3                   329.0            13.7
 Q4                   309.8             5.6

1998
----
 Q1                   183.3             1.4
 Q2                   292.8            14.5
 Q3                   412.0            20.5
 Q4                   338.0            10.1

In California, on a more extended basis, the California Transportation Commission and the California Department of Transportation are racing to complete an assessment of statewide transportation needs for the Legislature and Gov. Gray Davis by mid-May. Meanwhile, the Governor's Commission on Building for the 21st Century has completed its initial report. The Commission has outlined a three-phased approach, beginning with a critical needs assessment, followed by a prioritizing of those needs and how best to fund them and finally recommendations on how to implement the plan.

Another current issue, but one that will affect funding in the long-term, is the status of the so-called "self-help" counties. Eighteen counties in California have one-half cent of their local sales taxes earmarked for transportation improvements. Most of these initiatives will expire over the next eight years and their renewal requires a two-thirds majority vote. We are pleased to see, however, that a recent poll conducted by Voter/Consumer Research for Transportation California and other groups interested in transportation issues indicate that voters would favor a statewide measure to extend all the local one-half cent sales tax programs for transportation for another twenty years. This transportation coalition will use this data to formulate a political strategy in an effort to sustain these local transportation programs for the next several years.

Currently, the California Department of Transportation is precluded from contracting out to private sector companies for design services. The state's private-sector engineers have launched a campaign to place a constitutional amendment before voters in the March 2000 election to allow state and local governments to contract out design and engineering services on public works projects such as highways and water facilities.

In other major states where Granite operates, such as Texas and Florida, the combination of Transportation Equity Act for the 21st Century (TEA-21) monies and strong economies, which are generating increased levels of state fuel tax revenues, are prompting larger highway building programs and thus, increased bidding opportunities. In Texas, for example, the Associated General Contractors of Texas reports that in its current fiscal year the state has increased its highway building program by 24% over its prior fiscal year to $2.6 billion. In Florida, additional state fuel taxes and TEA-21 expenditures are compelling the state to increase the number of requests for proposals for design-build projects, in an effort to spend the increased funding more expeditiously.

More immediately in the year ahead, our industry continues to be confronted by a shortage of skilled labor. Although the shortage has not affected our ability to take on additional work, it has affected the quality of skilled craft labor available for hire. Recently, Granite has increased its efforts to remedy the situation through specialized in-house training programs for all new hires, quality incentive compensation packages and organized Career Days for high school students.

As we have discussed recently in our Form 10-K, the opportunities that the federal transportation bill provides for companies such as Granite are just beginning to emerge. Because the cycle for federal money to progress from planning to design to actual construction bids takes time, the TEA-21 bill and subsequent appropriations bills will not translate into a significant increase in construction work for the Company until mid-1999 at the earliest. Similarly, we do not anticipate TEA-21-funded projects to affect our bottom line until the year 2000 and beyond.

The Branch Division continues to witness a healthy bidding environment in both the public and private market sectors. We anticipate that the Branch Division should continue to benefit this year from healthy transportation budgets and strong economies in California, Utah, Nevada and Arizona.

Additionally, the Company's Heavy Construction Division (HCD) is targeting bidding opportunities from coast to coast, including a light-rail design build project in Salt Lake City, Utah, a water storage facility in Massachusetts and various highway projects in Arizona, Texas, Florida, Virginia and South Carolina.

Going forward, we are very pleased with the success of our current operations, the strength of our backlog and the substantial bidding opportunities ahead. We will continue to move forward on our strategy to grow the Company both internally and through acquisitions and to improve our financial performance in both divisions.

LIQUIDITY AND CAPITAL RESOURCES


--------------------------------------------------------------------------------
DOLLARS IN THOUSANDS                              1999                1998
--------------------------------------------------------------------------------
Cash and cash equivalents, March 31             $ 30,775            $ 34,487

Net cash provided (used) by:
  Operating activities                            (1,958)             (5,026)
  Investing activities                           (11,005)            (33,076)
  Financing activities                           (18,732)             18,230
--------------------------------------------------------------------------------

Cash used by operating activities of $2.0 million for the three months ended March 31, 1999 represents a $3.1 million decrease from the 1998 amount for the same period. Changes in cash provided by operations primarily reflect seasonal variations based on the amount and progress of work being performed.

Cash used by investing activities in 1999 decreased $22.1 million over the same period in 1998 due to a higher level of short-term investment maturities partially offset by increased property and equipment purchases.

Cash used by financing activities in 1999 primarily reflects the repurchase of the Company's common stock on the open market and the absence of the long-term debt additions relating to the issuance of the Senior Notes in 1998.

The Company's current borrowing capacity under its revolving line of credit is $75 million of which $71.3 was available on March 31, 1999. The Company believes that its current cash balances combined with cash flows from operations and cash available under its revolving credit agreements will be sufficient to meet its operating needs, anticipated capital expenditure plans and other financial commitments as least through 1999.

IMPACT OF THE YEAR 2000 ISSUE

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

The Company's information technology systems consist primarily of hardware and software purchased from outside parties. The vendor for the Company's enterprise-wide software has informed the Company that the version of its software that the Company is currently utilizing is Year 2000 compliant and the Company has completed its testing to verify that this is the case and will have its testing reviewed by a third party during the first half of 1999. The Company is in the process of addressing the Year 2000 compliance of other software and hardware, including embedded chips, being used in its business. The Company is utilizing a seven step process in addressing compliance of these other systems:
(1) awareness; (2) inventory of all systems and documentation; (3) assessment to identify any areas of noncompliance; (4) remediation/renovation of any noncompliant systems; (5) verification of compliance through testing and/or vendor certification; (6) implementation of any necessary changes revealed during verifications; and (7) monitoring of the results of implementation. The Company expects to have completed this process for its non-enterprise software and hardware in mid 1999.

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

The Company estimates that costs to address the Year 2000 issue will total approximately $500,000, including costs already incurred. These estimated costs include consulting fees and costs to remediate or replace hardware and software as well as non-incremental costs resulting from redeployment of internal resources. To date, approximately $450,000 has been incurred and expensed related to the Year 2000 issue. The Company's Year 2000 costs will be funded from its operating cash flows. The Company does not expect its Year 2000 efforts to have any significant impact on other information technology projects.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's exposure to market risk since December 31, 1998.

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



                                 GRANITE CONSTRUCTION INCORPORATED



                                 By:  /s/ William E. Barton
Date:  May 12, 1999                   ------------------------------------------
                                      William E. Barton
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT
NUMBER        DESCRIPTION                                                  PAGE
------        -----------                                                  ----
  27          Financial Data Schedule . . . . . . . . . . . . . . . . . . . 22










BEN