Form 10-Q
period 1999-06-30
GRANITE CONSTRUCTION INC
filed 1999-08-16
CIK 861459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED JUNE 30, 1999

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 1999.

            Class                                        Outstanding
 Common Stock, $0.01 par value                        27,178,160 shares

                        GRANITE CONSTRUCTION INCORPORATED

                                      INDEX

                                                                        Page
                                                                        ----
PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements

                  Condensed Consolidated Balance
                  Sheets as of June 30, 1999 and
                  December 31, 1998......................................4

                  Condensed Consolidated Statements
                  of Income for the Three Months and Six
                  Months Ended June 30, 1999 and 1998....................5

                  Condensed Consolidated Statements
                  of Cash Flows for the Six Months
                  Ended June 30, 1999 and 1998...........................6

                  Notes to the Condensed Consolidated
                  Financial Statements................................7-10

          Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations......................................11-16

          Item 3. Qualitative and Quantitative Disclosures about
                  Market Risk ......................................... 17


PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings.....................................19
          Item 2. Changes in Securities.................................19
          Item 3. Defaults upon Senior Securities.......................19
          Item 4. Submission of Matters to a Vote
                  of Security Holders...................................20
          Item 5. Other Information.....................................20
          Item 6. Exhibits and Reports on Form 8-K......................21
                  Exhibit Index.........................................23

                        PART I.  FINANCIAL INFORMATION

                        GRANITE CONSTRUCTION INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                         JUNE 30,       December 31,
                                                                           1999             1998
----------------------------------------------------------------------------------------------------
                                                                        (UNAUDITED)
                                     ASSETS
Current assets
     Cash and cash equivalents                                          $  29,684         $  62,470
     Short-term investments                                                24,466            58,954
     Accounts receivable                                                  194,491           174,748
     Costs and estimated earnings in excess of billings                    22,041            14,677
     Inventories                                                           15,592            12,773
     Deferred income taxes                                                 15,397            15,397
     Equity in joint ventures                                              21,948            20,020
     Other current assets                                                   9,992            11,769
                                                                         --------------------------

         Total current assets                                             333,611           370,808
----------------------------------------------------------------------------------------------------

Property and equipment                                                    236,382           205,737
----------------------------------------------------------------------------------------------------

Other assets                                                               47,746            50,026
----------------------------------------------------------------------------------------------------

                                                                        $ 617,739         $ 626,571
====================================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current maturities of long-term debt                               $  10,717         $  10,787
     Accounts payable                                                      85,831            88,194
     Billings in excess of costs and estimated earnings                    47,787            50,619
     Accrued expenses and other current liabilities                        83,664            78,760
                                                                         --------------------------

         Total current liabilities                                        227,999           228,360
----------------------------------------------------------------------------------------------------

Long-term debt                                                             65,198            69,137
----------------------------------------------------------------------------------------------------

Deferred income taxes                                                      27,792            27,792
----------------------------------------------------------------------------------------------------

Stockholders' equity
     Preferred stock, $0.01 par value, authorized
         3,000,000 shares, none outstanding                                    --                --
     Common stock, $0.01 par value, authorized 50,000,000
         shares; 1999- issued and outstanding 27,178,160 shares;
         1998- issued and outstanding 27,648,961 shares                       272               277
     Additional paid-in capital                                            49,250            45,080
     Retained earnings                                                    258,037           262,517
                                                                         --------------------------
                                                                          307,559           307,874
     Unearned compensation                                                (10,809)           (6,592)
                                                                         --------------------------

                                                                          296,750           301,282
----------------------------------------------------------------------------------------------------
                                                                        $ 617,739         $ 626,571
====================================================================================================



The accompanying notes are an integral part of these condensed consolidated financial statements.

                             GRANITE CONSTRUCTION INCORPORATED
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)


----------------------------------------------------------------------------------------------------------
                                              THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                     JUNE 30,                             JUNE 30,
                                              1999              1998              1999              1998
----------------------------------------------------------------------------------------------------------
Revenue                                    $ 329,292         $ 292,792         $ 544,096         $ 476,114
Cost of revenue                              283,123           250,412           474,598           414,560
                                           ---------------------------------------------------------------

            GROSS PROFIT                      46,169            42,380            69,498            61,554

General and administrative expenses           24,792            19,855            44,414            38,087
                                           ---------------------------------------------------------------

            OPERATING PROFIT                  21,377            22,525            25,084            23,467
----------------------------------------------------------------------------------------------------------

Other income (expense)
       Interest income                         1,041             2,358             3,820             4,858
       Interest expense                       (2,063)           (2,267)           (3,906)           (4,169)
       Gain on sales of property
            and equipment                      3,509               268             3,808               877
       Other, net                                739               576              (138)              656
                                           ---------------------------------------------------------------

                                               3,226               935             3,584             2,222
----------------------------------------------------------------------------------------------------------

            INCOME BEFORE PROVISION
               FOR INCOME TAXES               24,603            23,460            28,668            25,689

Provision for income taxes                     9,472             8,915            11,037             9,762
----------------------------------------------------------------------------------------------------------

            NET INCOME                     $  15,131         $  14,545         $  17,631         $  15,927
==========================================================================================================


Net income per share
       Basic                               $    0.58         $    0.55         $    0.67         $    0.60
       Diluted                             $    0.56         $    0.54         $    0.65         $    0.59

Weighted average shares
   of common stock
       Basic                                  26,046            26,583            26,255            26,525
       Diluted                                26,963            27,156            27,164            27,033

Dividends per share                        $    0.07         $    0.05         $    0.26         $    0.18
==========================================================================================================



The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)



---------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30,                                                               1999             1998
---------------------------------------------------------------------------------------------------------------
Operating Activities
      Net income                                                                      $ 17,631         $ 15,927
      Add (deduct) noncash items included in net income:
         Depreciation, depletion and amortization                                       20,781           18,863
         Gain on sales of property and equipment                                        (3,808)            (877)
         Decrease in unearned compensation                                               2,212            1,156
         Common stock contributed to ESOP                                                2,146               --
         Equity in (gain) loss of affiliates                                             1,039             (179)
      Cash provided by (used in):
         Accounts and notes receivable                                                 (21,322)         (18,411)
         Inventories                                                                    (2,819)          (3,138)
         Equity in construction joint ventures                                          (1,928)          (3,854)
         Other assets                                                                      643           (3,359)
         Accounts payable                                                               (2,363)          (7,842)
         Billings in excess of costs and estimated earnings, net                        (8,206)          (3,844)
         Accrued expenses                                                                4,661           11,613
                                                                                      -------------------------

                  Net cash provided by operating activities                              8,667            6,055
---------------------------------------------------------------------------------------------------------------

Investing Activities
      Additions to property and equipment                                              (53,239)         (33,322)
      Proceeds from sales of property and equipment                                      7,491            1,493
      Purchases of short-term investments                                              (36,711)         (35,699)
      Maturities of short-term investments                                              71,199           28,505
      Other                                                                              1,794           (1,736)
                                                                                      -------------------------

                  Net cash used in investing activities                                 (9,466)         (40,759)
---------------------------------------------------------------------------------------------------------------

Financing Activities
      Additions to long-term debt                                                           --           60,000
      Repayments of long-term debt                                                      (5,709)         (46,287)
      Employee stock options exercised                                                      51              380
      Repurchase of common stock                                                       (19,487)            (294)
      Dividends paid                                                                    (6,842)          (4,686)
                                                                                      -------------------------

                  Net cash (used in) provided by financing activities                  (31,987)           9,113
---------------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                                  (32,786)         (25,591)

Cash and cash equivalents at beginning of period                                        62,470           54,359
                                                                                      -------------------------

Cash and cash equivalents at end of period                                            $ 29,684         $ 28,768
===============================================================================================================

Supplementary Information
      Cash paid during the period for:
         Interest                                                                     $  2,607         $  3,162
         Income taxes                                                                    3,653            5,589
      Noncash investing and financing activity:
         Restricted stock issued for services                                         $  6,429         $  3,795
         Dividends accrued but not paid                                                  1,902            1,381
         Financed acquisition of property and equipment                                  1,700               --
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

                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


1. BASIS OF PRESENTATION: The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position at June 30, 1999 and the results of operations and cash flows for the periods presented. The December 31, 1998 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

      Interim results are subject to significant seasonal variations and the results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2. INVENTORIES: Inventories consist primarily of quarry products valued at the lower of average cost or market.

3.    PROPERTY AND EQUIPMENT:

----------------------------------------------------------------
                                      JUNE 30,      December 31,
                                        1999            1998
                                     (UNAUDITED)
----------------------------------------------------------------
Land                                  $ 29,665        $ 30,195
Quarry property                         42,046          35,862
Buildings and leasehold
improvements                            20,917          20,595
Equipment and vehicles                 484,383         443,095
Office furniture and equipment           5,039           4,835
                                      --------        --------
                                       582,050         534,582
Less accumulated
depreciation,
depletion and amortization             345,668         328,845
--------------------------------------------------------------
                                      $236,382        $205,737
==============================================================

                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



4. EARNINGS PER SHARE: In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:

------------------------------------------------------------------------------------------------------
                                                        THREE MONTHS                  SIX MONTHS
                                                       ENDED JUNE 30,              ENDED JUNE 30,
                                                   1999            1998          1999           1998
------------------------------------------------------------------------------------------------------
NUMERATOR - BASIC AND DILUTED  EARNINGS
PER SHARE
      Net income                                  $15,131        $14,545        $17,631        $15,927
======================================================================================================
DENOMINATOR - BASIC EARNINGS PER SHARE
      Common stock outstanding                     27,316         27,607         27,419         27,523
      Less restricted stock outstanding             1,270          1,024          1,164            998
                                                  ----------------------------------------------------
      TOTAL                                        26,046         26,583         26,255         26,525
                                                  ----------------------------------------------------
Basic earnings per share                          $  0.58        $  0.55        $  0.67        $  0.60
======================================================================================================
DENOMINATOR - DILUTED EARNINGS PER
SHARE
    Denominator - Basic Earnings per Share         26,046         26,583         26,255         26,525
    Effect of Dilutive Securities:
      Common stock options                             40             65             43             66
      Warrants                                        218            136            229            114
      Restricted stock                                659            372            637            328
                                                  ----------------------------------------------------
      TOTAL                                        26,963         27,156         27,164         27,033
Diluted earnings per share                        $  0.56        $  0.54        $  0.65        $  0.59
======================================================================================================


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

Information about Profit and Assets:
----------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30,                HCD             BRANCH           TOTAL
----------------------------------------------------------------------------------
1999
      Revenues from external customers  $ 101,731         $227,561        $329,292
      Intersegment revenue transfer        (5,909)           5,909              --
                                        ------------------------------------------
      Net revenue                          95,822          233,470         329,292
      Depreciation and amortization         2,060            7,676           9,736
      Operating income                     12,638           17,859          30,497
                                        ------------------------------------------
1998
      Revenues from external customers  $  85,762         $207,030        $292,792
      Intersegment revenue transfer       (10,061)          10,061              --
                                        ------------------------------------------
      Net revenue                          75,701          217,091         292,792
      Depreciation and amortization         1,696            6,870           8,566
      Operating income                      9,455           23,956          33,411
----------------------------------------------------------------------------------

                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



7.    BUSINESS SEGMENT INFORMATION, CONTINUED:

Information about Profit and Assets, continued:
-------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30,               HCD             BRANCH           TOTAL
-------------------------------------------------------------------------------
1999
      Revenues from external
      customers                      $ 180,454         $363,642        $544,096
      Intersegment revenue
      transfer                         (10,650)          10,650              --
                                     ------------------------------------------
      Net revenue                      169,804          374,292         544,096
      Depreciation and
      amortization                       4,007           14,781          18,788
      Operating income                  14,704           25,674          40,378
      Property and equipment            29,342          191,546         220,888
-------------------------------------------------------------------------------
1998
      Revenues from external
      customers                      $ 142,359         $333,755        $476,114
      Intersegment revenue
      transfer                         (13,562)          13,562              --
                                     ------------------------------------------
      Net revenue                      128,797          347,317         476,114
      Depreciation and amortization      3,540           13,558          17,098
      Operating income                   7,106           32,494          39,600
      Property and equipment            25,359          175,775         201,134
-------------------------------------------------------------------------------



Reconciliation of Segment Operating Income to the Company's
Consolidated Totals:

-------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30,                         1999             1998
-------------------------------------------------------------------------
Profit:
Total profit for reportable segments            $ 30,497         $ 33,411
Other income                                       3,226              935
Unallocated other corporate expenses              (9,120)         (10,886)
-------------------------------------------------------------------------
Income before provision for income taxes        $ 24,603         $ 23,460
=========================================================================

-------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30,                           1999             1998
-------------------------------------------------------------------------
Profit:
Total profit for reportable segments            $ 40,378         $ 39,600
Other income                                       3,584            2,222
Unallocated other corporate expenses             (15,294)         (16,133)
-------------------------------------------------------------------------
Income before provision for income taxes        $ 28,668         $ 25,689
=========================================================================

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

RESULTS OF OPERATIONS

      Revenue for the quarter ended June 30, 1999 was $329.3 million, bringing the six month total to $544.1 million, an increase of $36.5 million, or 12.5%, and $68.0 million, or 14.3%, respectively, over the same periods last year. The increase in the quarter and for the six months is due to an increase in volume in both our Branch and Heavy Construction Divisions.

      For the six months ended June 30, 1999, revenue from public sector contracts increased $12.8 million to $351.2 million, or 64.6% of total revenue, from $338.4 million, or 71.1% of total revenue in 1998. Revenue from private sector contracts of $122.4 million, or 22.5% of total revenue, increased $40.1 million from the six months ended June 30, 1998 level of $82.3 million. The increase in private sector revenue reflects a strong housing and commercial site development market, particularly in the west.

----------------------------------------------------------------
                              REVENUE BY MARKET SECTOR
                                   (IN THOUSANDS)
                       SIX MONTHS ENDED         VARIANCE
                           JUNE 30,
                       1999       1998      AMOUNT    PERCENT
----------------------------------------------------------------
CONTRACTS
   Federal            $ 15,652   $ 27,793   $(12,141)     (43.7)
   State               232,710    210,017     22,693       10.8
   Local               102,857    100,602      2,255        2.2
                      ------------------------------------------
     Total public
      sector           351,219    338,412     12,807        3.8
   Private sector      122,396     82,258     40,138       48.8
   Aggregate sales      70,481     55,444     15,037       27.1
                     -------------------------------------------
                      $544,096   $476,114    $67,982       14.3
================================================================


      Backlog at June 30, 1999 was $969.4 million, a $63.0 million decrease from June 30, 1998 and a $67.8 million increase from December 31, 1998. New awards for the quarter totaled $384.5 million and include a $50.1 million design-build contract in Texas.

      The private sector backlog increased to 18.5% of total backlog from 12.2% at December 31, 1998 and 13.0% at June 30, 1998. The increase in private sector backlog primarily reflects a railroad project and a toll road project in Texas, as well as the stronger market for housing and commercial site development.


------------------------------------------------------------------
                               BACKLOG BY MARKET SECTOR
                                    (IN THOUSANDS)
                        JUNE 30,   DECEMBER 31,           VARIANCE
                          1999        1998      AMOUNT     PERCENT
------------------------------------------------------------------
CONTRACTS
   Federal              $ 24,213    $ 22,550  $  1,663        7.4
   State                 592,030     635,833   (43,803)      (6.9)
   Local                 173,489     133,138    40,351       30.3
                     ---------------------------------------------
     Total public
       sector            789,732     791,521    (1,789)      (0.2)
   Private sector        179,685     110,071    69,614       63.2
------------------------------------------------------------------
                        $969,417    $901,592   $67,825        7.5
==================================================================

      Gross profit for the quarter ended June 30, 1999 was $46.2 million, or 14.0% of revenue, as compared to $42.4 million, or 14.5% of revenue, for 1998. Gross profit as a percent of revenue was 12.8% for the six months ended June 30, 1999 and 12.9% for 1998. The second quarter 1999 gross margin reflected our ability to successfully execute the work from a strong backlog, as well as benefits from several Heavy Construction Division projects that reached the 25% completion threshold for profit recognition during the quarter and improved margins on projects nearing completion. The second quarter 1998 gross margin reflected increased margins related to the Company's Interstate-15 rebuild project in Salt Lake City, Utah which reached the 25% completion threshold in that quarter and the impact of flood related emergency work.

      General and administrative expenses for the three months ended June 30, 1999 increased $4.9 million to $24.8 million or 7.5% of revenue from $19.9 million or 6.8% of revenue in the corresponding period in 1998. For the six months, general and administrative expenses increased $6.3 million in 1999 over the same period in 1998 and increased as a percentage of revenue to 8.2% from 8.0% last year. The increase is primarily due to increased salaries and wages, burden and other costs associated with increased volume of work and the absence of a bad debt recovery received in second quarter 1998.

      The Heavy Construction Division's contribution to operating income increased in the three month and six month periods ended June 30, 1999 over the same periods in 1998 due primarily to an absence of the unusually wet weather conditions that impacted the 1998 periods and increased volume related to the current favorable market conditions. The Branch Division's contribution to operating income for the three and six month periods ended June 30, 1999 decreased from 1998 due primarily to the absence of El Nino emergency related work that benefited the 1998 periods.

      Other income increased $2.3 million in the three months ended June 30, 1999 over the corresponding period in 1998 due primarily to a $2.8 million gain on the sale of depleted quarry property during the quarter.

      Net income for the quarter ended June 30, 1999 was $15.1 million, or $0.56 per diluted share, an increase of $0.6 million or $0.02 per diluted share from the quarter ended June 30, 1998. For the six months, net income was $17.6 million, or $0.65 per diluted share, a $1.7 million, or $0.06 per diluted share increase from the prior year.

OUTLOOK

      Healthy economic conditions in most of our geographic markets coupled with record levels of public funding continue to provide the Company with a positive outlook for the year going forward.

      On the public front, we are just beginning to feel the impact of 1998's federal transportation bill, TEA-21, in a few of our geographic markets, particularly in Arizona and Texas. As projects finish their design phase and agencies put them out for construction bids, we expect to see the effects of TEA-21 in all of our markets by the end of the year. TEA-21 funding to the states should increase the number and size of highway bidding opportunities. Increased TEA-21 funding should also fuel the growth in large, design-build projects as well. Keep in mind, however, that any large projects awarded to the Company in the second half of this year would probably not reach the 25% completion threshold the Company uses to recognize earnings until the Year 2000.

      Looking at the private sector - demographics, household formation trends, real medium income, the unemployment rate, consumer confidence and of course, interest rates, all continue to bode well for residential construction. According to a study done by FMI, five of the top ten single family growth markets are in California. Our California branches continue to benefit from increased private sector opportunities and we see no signs of this business slowing in the near future.

      You may be aware, though, that the Federal Reserve raised the discount rate by a quarter of percent as a precautionary move to keep inflation in check. At some point higher interest rates could hinder private sector development. It is unclear at this point in time at what level interest rates would have to rise to cause this to occur.

      Recently the Company experienced a steeper increase in wages and fringes in negotiating collective bargaining agreements with labor unions. For the last several years, the average increase in wages and fringes has been approximately 3% per year. The Company signed two three-year agreements with two separate labor unions in one of its strongest geographic markets at rates somewhat higher than previously negotiated. We believe this may be an isolated incident as wages and fringes in this particular market has not kept pace with the rest of the country. We will continue to monitor this situation but at this time have no reason to believe it is indicative of a trend.

      Labor, particularly craft workers, continues to be tight. It has not, however, prevented the Company from taking on new work. While some of our Branches are temporarily at or near capacity in certain disciplines, especially asphalt paving, we believe this is just a short-term phenomenon, and our competitors are in the same situation. Consequently, in some areas, we are seeing an opportunity to increase our margins. Moreover, we continue to actively bid new work to carry us through the end of this year and build backlog for the year 2000. We also continue to build capacity by aggressive recruiting, active training and strengthening retention measures.

      Looking at the political landscape, our immediate sights are set on California's SCA 3. This bill, which has passed the Senate and now heads to the Assembly, would place an initiative on the ballot to amend the California Constitution to allow renewal of expiring half-cent sales taxes for transportation purposes with a simple majority for a period of 20 years. Providing it passes in the Assembly, SCA 3 would be put on the November 2000 ballot and require a majority vote of the voters in the eighteen counties that have such a program. Another important bill is SB 315 which would place an $8 billion transportation bond measure on the same ballot.

      With TEA-21 in place, Congress has now shifted its infrastructure attention to airports. This summer the House passed the Airport Improvement Program for the 21st Century, dubbed AIR-21. Just like the highway bill, AIR-21 takes the Aviation Trust Fund off budget and builds a firewall to protect those funds. The bill doubles the Airport Improvement Program over the next four years. The bill has passed the House and is now in the Senate.

      Looking at the schedule over the next few months, both divisions have a full plate of opportunities on which to bid. Our Heavy Construction Division
(HCD) is targeting a number of large design-build opportunities in Florida, Texas, Colorado, Arizona and South Carolina. HCD continues to campaign the large highway construction programs in Texas, Florida and North Carolina. In fact, HCD is bidding or building projects in 5 of the top 10 states receiving TEA-21 funds. Concurrently, our Branch Division business continues at a rapid pace, both bidding and building work. A combination of record public funding and ample private sector opportunities should contribute to another strong year for the Branch Division.

      As we have stated earlier in the year, the Company is very pleased with the execution of the work we are building to date, the strength of our backlog and the substantial bidding opportunities out in front of us. Our growth strategies have been in place for several years and it is rewarding to now experience a market which is responding positively.

LIQUIDITY AND CAPITAL RESOURCES

 -------------------------------------------------------------------------------
 DOLLARS IN THOUSANDS                             1999                1998
 -------------------------------------------------------------------------------
 Cash and cash equivalents, June 30              $29,684             $28,768
 Net cash provided by (used in):
       Operating activities                        8,667               6,055
       Investing activities                       (9,466)            (40,759)
       Financing activities                      (31,987)              9,113
 -------------------------------------------------------------------------------

      Cash provided by operating activities of $8.7 million for the six months ended June 30, 1999 represents a $2.6 million increase from the 1998 amount for the same period. Changes in cash provided from operations reflect seasonal variations based on the amount and progress of work being performed.

      Cash used by investing activities in 1999 decreased $31.3 million due to a higher level of short-term investment maturities partially offset by increased property and equipment purchases.

      Cash used by financing activities in 1999 primarily reflects the repurchase of the Company's common stock on the open market and the absence of the long-term debt additions relating to the issuance of the Senior Notes in 1998.

      The Company's current borrowing capacity under its revolving line of credit is $75 million of which $61.7 was available on June 30, 1999. The Company believes that its current cash balances combined with cash flows from operations and cash available under its revolving credit agreements will be sufficient to meet its operating needs, anticipated capital expenditure plans and other financial commitments at least through 1999.

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

      The Company's information technology systems consist primarily of hardware and software purchased from outside parties. The vendor for the Company's enterprise-wide software has informed the Company that the version of its software that the Company is currently utilizing is Year 2000 compliant and the Company has completed its testing to verify that this is the case and the testing plan and results have been reviewed by a third party. The Company is in the process of addressing the Year 2000 compliance of other software and hardware, including embedded chips, being used in its business. The Company is utilizing a seven step process in addressing compliance of these other systems: (1) awareness; (2) inventory of all systems and documentation; (3) assessment to identify any areas of noncompliance; (4) remediation/renovation of any noncompliant systems; (5) verification of compliance through testing and/or vendor certification; (6) implementation of any necessary changes revealed during verifications; and (7) monitoring of the results of implementation. The Company expects to have completed this process for its non-enterprise software and hardware in the second half of 1999.

      The Company is in the process of identifying and making inquiries of its significant suppliers and large public and private sector customers to determine the extent to which the Company is vulnerable to those third parties' failure to solve their own Year 2000 issues. The Company expects that the process of making inquiries to these significant suppliers and customers will be ongoing through the end of 1999. However, there can be no guarantee that the systems of other companies or public agencies with which the Company does business will be timely converted, or that failure to convert by another company or public agency would not have a material adverse effect on the Company.

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

      The Company estimates that costs to address the Year 2000 issue will total approximately $825,000, including costs already incurred. These estimated costs include consulting fees and costs to remediate or replace hardware and software as well as non-incremental costs resulting from redeployment of internal resources. To date, approximately $715,000 has been incurred and expensed related to the Year 2000 issue. The Company's Year 2000 costs will be funded from its operating cash flows. The Company does not expect its Year 2000 efforts to have any significant impact on other information technology projects.

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

               None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's Annual Meeting of Shareholders on May 24, 1999, the following members were elected to the Board of Directors:


                              AFFIRMATIVE        NEGATIVE          VOTES WITHHELD
                                 VOTES             VOTES       ABSTAINED      NONVOTE
                              -----------        ---------     ---------      -------
 Joseph J. Barclay             25,018,525            --         44,395           --
 David H. Watts                25,018,521            --         44,399           --

The following proposals were approved at the Company's Annual Meeting:


                            AFFIRMATIVE       NEGATIVE            VOTES WITHHELD
                               VOTES            VOTES         ABSTAINED      NONVOTE
                            -----------       --------        ---------      -------
 To ratify the
 directorship of (1)
 director appointed by
 the Board on May 18,
 1998.
 George B. Searle              25,018,296            --         44,624           --

 To approve the Granite
 Construction
 Incorporated 1999 Equity
 Incentive Plan.               17,052,155     5,776,810         76,959    2,156,996

 To ratify the
 appointment of
 PricewaterhouseCoopers
 LLP as the independent
 accountants of the
 Company for the fiscal
 year ending December 31,
 1999.                         23,731,960     1,245,131         85,829           --



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




                                       GRANITE CONSTRUCTION INCORPORATED


 Date: August 16, 1999                 By:  /s/ William E. Barton
                                            ------------------------------------
                                            William E. Barton
                                            Senior Vice President and Chief
                                            Financial Officer

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                DESCRIPTION                                      PAGE
-------               -----------                                      ----
  27                  Financial Data Schedule ........................  24