Form 10-Q
period 1999-09-30
GRANITE CONSTRUCTION INC
filed 1999-11-12
CIK 861459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

Yes  [X]   No  [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 1999.

             Class                                         Outstanding
 -----------------------------                         -----------------
 Common Stock, $0.01 par value                         27,026,008 shares

                        GRANITE CONSTRUCTION INCORPORATED

                                      INDEX

                                                                                  Page
                                                                                  ----

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Condensed Consolidated Balance
                   Sheets as of September 30, 1999 and
                   December 31, 1998.................................................4

                   Condensed Consolidated Statements
                   of Income for the Three Months and Nine
                   Months Ended September 30, 1999 and 1998..........................5

                   Condensed Consolidated Statements
                   of Cash Flows for the Nine Months
                   Ended September 30, 1999 and 1998.................................6

                   Notes to the Condensed Consolidated
                   Financial Statements...........................................7-10

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results of Operations..............11-17

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......18

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings................................................20
          Item 2.  Changes in Securities............................................20
          Item 3.  Defaults upon Senior Securities..................................20
          Item 4.  Submission of Matters to a Vote
                   of Security Holders..............................................20
          Item 5.  Other Information................................................20
          Item 6.  Exhibits and Reports on Form 8-K.................................21
                   Exhibit Index....................................................23

                          PART I. FINANCIAL INFORMATION

                        GRANITE CONSTRUCTION INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


==========================================================================================================
                                                                          SEPTEMBER 30,       December 31,
                                                                              1999                1998
----------------------------------------------------------------------------------------------------------
                                                                          (UNAUDITED)
                                     ASSETS
Current assets
     Cash and cash equivalents                                            $     37,918        $     62,470
     Short-term investments                                                     35,171              58,954
     Accounts receivable                                                       237,197             174,748
     Costs and estimated earnings in excess of billings                         25,938              14,677
     Inventories                                                                14,451              12,773
     Deferred income taxes                                                      15,397              15,397
     Equity in joint ventures                                                   26,525              20,020
     Other current assets                                                        9,081              11,769
----------------------------------------------------------------------------------------------------------
         Total current assets                                                  401,678             370,808
----------------------------------------------------------------------------------------------------------
Property and equipment                                                         236,056             205,737
----------------------------------------------------------------------------------------------------------
Other assets                                                                    46,035              50,026
----------------------------------------------------------------------------------------------------------
                                                                          $    683,769        $    626,571
==========================================================================================================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Current maturities of long-term debt                                 $     10,985        $     10,787
     Accounts payable                                                           93,091              88,194
     Billings in excess of costs and estimated earnings                         67,034              50,619
     Accrued expenses and other current liabilities                            103,695              78,760
----------------------------------------------------------------------------------------------------------
         Total current liabilities                                             274,805             228,360
----------------------------------------------------------------------------------------------------------
Long-term debt                                                                  64,892              69,137
----------------------------------------------------------------------------------------------------------
Deferred income taxes                                                           27,792              27,792
----------------------------------------------------------------------------------------------------------
Stockholders' equity
     Preferred stock, $0.01 par value, authorized
         3,000,000 shares, none outstanding                                          -                   -
     Common stock, $0.01 par value, authorized 50,000,000
         shares; 1999- issued and outstanding 27,162,318 shares;
         1998- issued and outstanding 27,648,961 shares                            272                 277
     Additional paid-in capital                                                 49,037              45,080
     Retained earnings                                                         276,774             262,517
                                                                          --------------------------------
                                                                               326,083             307,874
     Unearned compensation                                                      (9,803)             (6,592)
                                                                          --------------------------------
                                                                               316,280             301,282
----------------------------------------------------------------------------------------------------------
                                                                          $    683,769        $    626,571
==========================================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)


=====================================================================================================================
                                                     THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,                           SEPTEMBER 30,
                                                  1999                1998                1999                1998
---------------------------------------------------------------------------------------------------------------------
Revenue                                        $  418,703          $  411,986          $  962,799          $  888,100
Cost of revenue                                   360,194             357,783             834,792             772,343
                                               ----------------------------------------------------------------------
              GROSS PROFIT                         58,509              54,203             128,007             115,757

General and administrative expenses                25,621              23,002              70,035              61,089
                                               ----------------------------------------------------------------------
              OPERATING PROFIT                     32,888              31,201              57,972              54,668
---------------------------------------------------------------------------------------------------------------------
Other income (expense)
        Interest income                             1,920               2,468               5,740               7,326
        Interest expense                           (1,969)             (2,206)             (5,875)             (6,375)
        Gain on sales of property
              and equipment                           446                 275               4,254               1,152
        Other, net                                    616               1,360                 478               2,016
                                               ----------------------------------------------------------------------
                                                    1,013               1,897               4,597               4,119
---------------------------------------------------------------------------------------------------------------------
              INCOME BEFORE PROVISION
                 FOR INCOME TAXES                  33,901              33,098              62,569              58,787

Provision for income taxes                         13,052              12,577              24,089              22,339
---------------------------------------------------------------------------------------------------------------------
              NET INCOME                       $   20,849          $   20,521          $   38,480          $   36,448
=====================================================================================================================

Net income per share
        Basic                                  $     0.80          $     0.77          $     1.47          $     1.37
        Diluted                                $     0.77          $     0.75          $     1.42          $     1.33
Weighted average shares
   of common stock
        Basic                                      26,057              26,597              26,220              26,611
        Diluted                                    27,007              27,530              27,143              27,314

Dividends per share                            $     0.07          $     0.06          $     0.33          $     0.24
=====================================================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)


===============================================================================================================
NINE MONTHS ENDED SEPTEMBER 30,                                                      1999               1998
---------------------------------------------------------------------------------------------------------------
Operating Activities
       Net income                                                                 $   38,480         $   36,448
       Add (deduct) noncash items included in net income:
           Depreciation, depletion and amortization                                   31,631             28,702
           Gain on sales of property and equipment                                    (4,254)            (1,152)
           Deferred income taxes                                                           -             (1,185)
           Decrease in unearned compensation                                           3,218              2,514
           Common stock contributed to ESOP                                            2,146                859
           Equity in loss (gain) of affiliates                                         1,303             (1,339)
       Cash provided by (used in):
           Accounts and notes receivable                                             (64,837)           (62,620)
           Inventories                                                                (1,678)            (4,243)
           Equity in construction joint ventures                                      (6,505)            (6,980)
           Other assets                                                                  682             (8,395)
           Accounts payable                                                            4,897             18,212
           Billings in excess of costs and estimated earnings, net                     7,144              3,848
           Accrued expenses                                                           24,693             43,917
                                                                                  -----------------------------
                     Net cash provided by operating activities                        36,920             48,586
---------------------------------------------------------------------------------------------------------------
Investing Activities
       Additions to property and equipment                                           (64,154)           (45,283)
       Proceeds from sales of property and equipment                                   8,431              3,839
       Purchases of short-term investments                                           (63,421)           (48,703)
       Maturities of short-term investments                                           87,204             36,505
       Other                                                                           4,819                865
                                                                                  -----------------------------
                     Net cash used in investing activities                           (27,121)           (52,777)
---------------------------------------------------------------------------------------------------------------
Financing Activities
       Additions to long-term debt                                                         -             60,000
       Repayments of long-term debt                                                   (5,747)           (46,344)
       Employee stock options exercised                                                   71                423
       Repurchase of common stock                                                    (19,930)            (1,607)
       Dividends paid                                                                 (8,745)            (6,067)
                                                                                  -----------------------------
                     Net cash (used in) provided by financing activities             (34,351)             6,405
---------------------------------------------------------------------------------------------------------------
Increase (Decrease) in cash and cash equivalents                                     (24,552)             2,214

Cash and cash equivalents at beginning of period                                      62,470             54,359
                                                                                  -----------------------------
Cash and cash equivalents at end of period                                        $   37,918         $   56,573
===============================================================================================================
Supplementary Information
       Cash paid during the period for:
           Interest                                                               $    3,020         $    4,218
           Income taxes                                                               10,335             14,382
       Noncash investing and financing activity:
           Restricted stock issued for services                                   $    6,429         $    3,795
           Dividends accrued but not paid                                              1,901              1,657
           Financed acquisition of property and equipment                              1,700                  -
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

                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


1. BASIS OF PRESENTATION: The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position at September 30, 1999 and the results of operations and cash flows for the periods presented. The December 31, 1998 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

        Interim results are subject to significant seasonal variations and the results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2. INVENTORIES: Inventories consist primarily of quarry products valued at the lower of average cost or market.

3.      PROPERTY AND EQUIPMENT:

        ---------------------------------------------------------------------------------
                                                           SEPTEMBER 30,     December 31,
                                                               1999              1998
                                                            (UNAUDITED)
        ---------------------------------------------------------------------------------
        Land                                               $     31,709      $     30,195
        Quarry property                                          42,046            35,862
        Buildings and leasehold improvements                     21,076            20,595
        Equipment and vehicles                                  489,456           443,095
        Office furniture and equipment                            4,534             4,835
                                                           ------------------------------
                                                                588,821           534,582
        Less accumulated depreciation,
        depletion and amortization                              352,765           328,845
        ---------------------------------------------------------------------------------
                                                           $    236,056      $    205,737
        =================================================================================

                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


4. EARNINGS PER SHARE: In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:


        ----------------------------------------------------------------------------------------------------------------------
                                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                                    1999             1998             1999             1998
        ----------------------------------------------------------------------------------------------------------------------
        NUMERATOR - BASIC AND DILUTED EARNINGS PER SHARE
                Net income                                       $   20,849       $   20,521       $   38,480       $   36,448
        ======================================================================================================================
        DENOMINATOR - BASIC EARNINGS PER SHARE
                Common stock outstanding                             27,173           27,622           27,322           27,618
                Less restricted stock outstanding                     1,116            1,025            1,102            1,007
                                                                 -------------------------------------------------------------
                TOTAL                                                26,057           26,597           26,220           26,611
                                                                 -------------------------------------------------------------
        Basic earnings per share                                 $     0.80       $     0.77       $     1.47       $     1.37
        ======================================================================================================================
        DENOMINATOR - DILUTED EARNINGS PER SHARE
            Denominator - Basic Earnings per Share                   26,057           26,597           26,220           26,611
             Effect of Dilutive Securities:
                Common stock options                                     40               72               42               68
                Warrants                                                221              217              226              148
                Restricted stock                                        689              644              655              487
                                                                 -------------------------------------------------------------
                TOTAL                                                27,007           27,530           27,143           27,314
        Diluted earnings per share                               $     0.77       $     0.75       $     1.42       $     1.33
        ======================================================================================================================


5. CONTINGENCIES: The Company is currently a party to various claims and legal proceedings, none of which is considered by management to be material to the Company's financial position.

6. RECLASSIFICATIONS: Certain prior year financial statement items have been reclassified to conform to the current year's presentation.

7. SUBSEQUENT EVENTS: Subsequent to September 30, 1999 and through November 9, 1999, the Company repurchased 250,000 shares of its common stock for a total purchase price of $4.6 million.

                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


8.      BUSINESS SEGMENT INFORMATION:

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

Information about Profit and Assets:

        THREE MONTHS ENDED SEPTEMBER 30,              HCD              BRANCH             TOTAL
        -----------------------------------------------------------------------------------------
        1999
              Revenues from external customers    $   97,656         $  321,047        $  418,703
              Intersegment revenue transfer           (6,411)             6,411                 -
                                                  -----------------------------------------------
              Net revenue                             91,245            327,458           418,703
              Depreciation and amortization            3,985             14,774            18,759
              Operating profit                         7,842             34,768            42,610
        -----------------------------------------------------------------------------------------
        1998
              Revenues from external customers    $   86,358         $  325,628        $  411,986
              Intersegment revenue transfer           (6,892)             6,892                 -
                                                  -----------------------------------------------
              Net revenue                             79,466            332,520           411,986
              Depreciation and amortization            3,826             13,244            17,070
              Operating profit                         2,847             37,137            39,984
        -----------------------------------------------------------------------------------------

                        GRANITE CONSTRUCTION INCORPORATED
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


8.      BUSINESS SEGMENT INFORMATION, CONTINUED:

Information about Profit and Assets, continued:

        -------------------------------------------------------------------------------------------
        NINE MONTHS ENDED SEPTEMBER 30,               HCD               BRANCH              TOTAL
        -------------------------------------------------------------------------------------------
        1999
              Revenues from external customers    $  278,110          $  684,689         $  962,799
              Intersegment revenue transfer          (17,061)             17,061                  -
                                                  -------------------------------------------------
              Net revenue                            261,049             701,750            962,799
              Depreciation and amortization            6,045              22,450             28,495
              Operating profit                        22,546              60,442             82,988
              Property and equipment                  28,921             190,372            219,293
        -------------------------------------------------------------------------------------------
        1998
              Revenues from external customers    $  228,717          $  659,383         $  888,100
              Intersegment revenue transfer          (20,454)             20,454                  -
                                                  -------------------------------------------------
              Net revenue                            208,263             679,837            888,100
              Depreciation and amortization            5,522              20,114             25,636
              Operating profit                         9,953              69,631             79,584
              Property and equipment                  26,830             171,897            198,727
        -------------------------------------------------------------------------------------------

        Reconciliation of Segment Operating Profit to the Company's Consolidated
        Totals:

        -----------------------------------------------------------------------------
        THREE MONTHS ENDED SEPTEMBER 30,                    1999               1998
        -----------------------------------------------------------------------------
        Total profit for reportable segments              $ 42,610           $ 39,984
        Other income                                         1,013              1,897
        Unallocated other corporate expenses                (9,722)            (8,783)
        -----------------------------------------------------------------------------
        Income before provision for income taxes          $ 33,901           $ 33,098
        =============================================================================

        -----------------------------------------------------------------------------
        NINE MONTHS ENDED SEPTEMBER 30,                     1999               1998
        -----------------------------------------------------------------------------
        Total profit for reportable segments              $ 82,988           $ 79,584
        Other income                                         4,597              4,119
        Unallocated other corporate expenses               (25,016)           (24,916)
        -----------------------------------------------------------------------------
        Income before provision for income taxes          $ 62,569           $ 58,787
        =============================================================================

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING DISCLOSURE:

                This report contains forward-looking statements such as the costs of planned year 2000 modifications and expected dates of year 2000 plan completion, the most reasonably likely worst case year 2000 scenario, and the impact of legislation, availability of highway funds and economic conditions on the Company's future results. Additionally, forward-looking statements include statements that can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy.

                All such forward-looking statements are subject to risks and uncertainties that could cause actual results of operations and financial condition and other events to differ materially from those expressed or implied in such forward-looking statements. Specific risk factors include, without limitation, changes in the composition of applicable federal and state legislation appropriation committees; federal and state appropriation changes for infrastructure spending; the general state of the economy; competition and pricing pressures; and state referendums and initiatives. Forward-looking statements regarding the year 2000 issue carry risk factors which include, without limitation, the availability and cost of personnel trained in these areas; the ability to locate and correct all relevant computer codes; changes in consulting fees and costs to remediate or replace hardware and software; changes in non-incremental costs resulting from redeployment of internal resources; timely responses to and corrections by third parties such as significant customers and suppliers; and similar uncertainties.

RESULTS OF OPERATIONS

        Revenue for the quarter ended September 30 was $418.7 million, bringing the nine month total to $962.8 million, an increase of $6.7 million, or 1.6%, and $74.7 million, or 8.4% respectively, over the same periods last year. The increase in revenue for the quarter reflects a 14.8% increase in revenue from the Company's Heavy Construction Division which was partially offset by a 1.5% decrease in revenue from the Company's Branch Division. The increase for the nine months is due to an increase in volume in both Divisions.

        For the nine months ended September 30, 1999, revenue from public sector contracts increased $6.9 million to $622.8 million, or 64.7% of total revenue, from $615.9 million, or 69.4% of total revenue in 1998. Revenue from private sector contracts of $218.9 million, or 22.7% of total revenue, increased $50.8 million from the nine months ended September 30, 1998 level of $168.1 million.

        -------------------------------------------------------------------------------------------------------
                                                REVENUE BY MARKET SECTOR
                                                     (IN THOUSANDS)
                                                   NINE MONTHS ENDED
                                                      SEPTEMBER 30,                         VARIANCE
                                                 1999              1998             AMOUNT            PERCENT
        -------------------------------------------------------------------------------------------------------
        CONTRACTS
           Federal                            $   25,173        $   36,476        $  (11,303)             (31.0)
           State                                 410,252           387,698            22,554                5.8
           Local                                 187,403           191,719            (4,316)              (2.3)
                                              -----------------------------------------------------------------
              Total public sector                622,828           615,893             6,935                1.1

           Private sector                        218,878           168,130            50,748               30.2
           Aggregate sales                       121,093           104,077            17,016               16.3
                                              -----------------------------------------------------------------
                                              $  962,799        $  888,100        $   74,699                8.4
        =======================================================================================================


        Backlog at September 30, 1999 was $971.2 million, a $75.3 million increase from September 30, 1998 and a $69.6 million increase from December 31, 1998. New awards for the quarter totaled $420.5 million and included a $32.9 million tollway contract in Texas and a $48.9 million highway contract in North Carolina.

        The private sector backlog increased to 17.1% of total backlog from 12.2% at December 31, 1998 and 14.9% at September 30, 1998. The increase in private sector backlog primarily reflects a toll road project in Texas, as well as the stronger market for housing and commercial site development.


        ----------------------------------------------------------------------------------------------------
                                                             BACKLOG BY MARKET SECTOR
                                                                   (IN THOUSANDS)
                                          SEPTEMBER 30,      DECEMBER 31,                 VARIANCE
                                              1999              1998              AMOUNT             PERCENT
        ----------------------------------------------------------------------------------------------------
        CONTRACTS
           Federal                         $   21,722        $   22,550        $     (828)              (3.7)
           State                              604,205           635,833           (31,628)              (5.0)
           Local                              178,986           133,138            45,848               34.4
                                           -----------------------------------------------------------------
              Total public sector             804,913           791,521            13,392                1.7
           Private sector                     166,261           110,071            56,190               51.0
        ----------------------------------------------------------------------------------------------------
                                           $  971,174        $  901,592        $   69,582                7.7
        ====================================================================================================


        Gross profit for the quarter ended September 30, 1999 was $58.5 million, or 14.0% of revenue, as compared to $54.2 million, or 13.2% of revenue, for 1998. Gross profit as a percent of revenue was 13.3% for the nine months ended September 30, 1999 and 13.0% for 1998. The third quarter 1999 gross margin reflected our ability to successfully execute the work from a strong backlog and continued strong margins on the Company's turn business work.

        General and administrative expenses for the three months ended September 30, 1999 increased $2.6 million to $25.6 million or 6.1% of revenue from $23.0 million or 5.6% of revenue in the corresponding period in 1998. For the nine months, general and administrative expenses increased $8.9 million in 1999 over the same period in 1998 and increased as a percentage of revenue to 7.3% from 6.9% last year. The increase in both the three and nine month periods is primarily due to increased salaries and wages, burden and other costs associated with increased volume of work and increased profitability. Additionally, the increase in the nine month period reflects the absence of a bad debt recovery received in second quarter 1998.

        The Heavy Construction Division's contribution to operating income increased in the three month and nine month periods ended September 30, 1999 over the same periods in 1998 due primarily to an absence of the unusually wet weather conditions that impacted the 1998 periods and increased volume related to the current favorable market conditions. The Branch Division's contribution to operating income for the three months ended September 30, 1999 decreased from 1998 due to slightly lower revenue and higher general and administrative expenses to support expected growth. For the nine month period, the Branch Division's contribution to operating income decreased due primarily to the absence of the El Nino related emergency work that carried higher than normal margins and the absence of a bad debt recovery received in the second quarter of 1998.

        Other income decreased $0.9 million in the three months ended September 30, 1999 over the corresponding period in 1998 due primarily to a lower contribution from the Company's equity method investments.

        Net income for the quarter ended September 30, 1999 was $20.8 million, or $0.77 per diluted share, an increase of $0.3 million or $0.02 per diluted share from the quarter ended September 30, 1998. For the nine months, net income was $38.5 million, or $1.42 per diluted share, a $2.0 million or $0.09 per diluted share increase from the prior year.

OUTLOOK

        We are entering our fourth quarter with strong revenue and margin momentum and are in a good position to improve on our record-breaking performance in 1998. We have a solid backlog and given ample time to build the work, i.e. the absence of significant rainfall before the end of November and other factors, we believe we are on track for another great year.

        Looking at our private business, the California economy continues to produce a lively private sector market. We are still seeing a steady stream of residential site development projects coming in for review and possible bid or negotiation. According to the Center for Continuing Study of the California Economy, housing construction is slowly rebounding. New residential permits reached 125,000 in 1998 and are on pace to reach 150,000 units this year with further growth expected in 2000 and beyond, the group reported.

        Looking at the public side of our business, we have observed that the increased TEA-21 funds have yet to create significant new business opportunities. Perhaps the TEA-21 money took the various state departments of transportation by surprise and they had not planned appropriately for the additional expenditures. Our view is that the market will begin to see the impact from the additional TEA-21 dollars in 2000. If that is the case, any large projects that the Company might book next year, especially in the second half, would not likely have an impact on our bottom line until 2001.

        Moreover, California continues to wrestle with the "contracting out" issue. As you may recall from previous communications, the state transportation department is prohibited from using private engineering companies to help design the additional highways and bridges the state could let out for bid with the additional monies it receives as a result of TEA-21. The private engineering companies had hoped to place an initiative on the March 2000 ballot to allow for contracting out, but it now appears that the initiative will be pushed back to the November, 2000 ballot.

        The industry also suffered a minor setback on SCA 3, the constitutional amendment that would place an initiative on the November, 2000 ballot to amend the state constitution to allow renewal of expiring half-cent sales taxes for transportation purposes with a simple majority for a period of 20 years. The bill failed to garner the two-thirds majority needed for passage in the Assembly. Granite is part of a broad-based coalition that is seeking to generate the additional support needed to gain a two-thirds majority so that the bill can be brought to the Assembly floor for a vote next Spring and consequently placed on the ballot in November. Basically, as a general statement, we have observed that the political environment is friendly and the engineering and construction community is more politically active.

        Bidding activity is also very active. The year 2000 should render eight to ten large design-build projects for possible award during the year. Our Heavy Construction Division (HCD) is setting its design-build sites on a monorail project in Las Vegas, two large bridge projects in Florida, a light-rail project in Minneapolis and several large highway projects in California, Texas and Massachusetts. HCD also anticipates very robust bidding activity in its core markets of Texas, Florida and the Southeast.

        The Company's Branch Division also anticipates a strong bidding environment next year, given the strength of the private sector and the flow of TEA-21 dollars. Demand for construction materials is expected to stay strong in 2000 and the division will continue to look for acquisition opportunities to either expand to areas contiguous to its existing network or fill-in an existing market.

        In summary, our expectations for 2000 are for backlog to build, and based on our initial forecast, revenue and earnings to be flat in 2000. This is however, a conservative view, as there are a number of variables that are unknown to us at this time, including timing of project awards, weather and general economic conditions. As some of these variables become known, we will get a better sense of how our year portends, and we will communicate this information with our shareholders in a fair and timely manner.

        We are very proud of our bidding and building teams as they have ramped up to take advantage of an excellent market. We are excited about our business, and plan to take the momentum we've generated in 1999 into the new millennium to create yet another very successful year.

LIQUIDITY AND CAPITAL RESOURCES

-----------------------------------------------------------------------------------
DOLLARS IN THOUSANDS                                     1999               1998
-----------------------------------------------------------------------------------
Cash and cash equivalents, September 30               $   37,918         $   56,573
Net cash provided by (used in):
      Operating activities                                36,920             48,586
      Investing activities                               (27,121)           (52,777)
      Financing activities                               (34,351)             6,405
-----------------------------------------------------------------------------------

        Cash provided by operating activities of $36.9 million for the nine months ended September 30, 1999 represents a $11.7 million decrease from the 1998 amount for the same period. Changes in cash provided from operations reflect seasonal variations based on the amount and progress of work being performed.

        Cash used by investing activities in 1999 decreased $25.7 million due to a higher level of short-term investment maturities partially offset by increased property and equipment purchases.

        Cash used by financing activities in 1999 primarily reflects the repurchase of the Company's common stock on the open market and the absence of the long-term debt additions relating to the issuance of the Senior Notes in 1998. Subsequent to September 30, 1999 and through November 9, 1999, the Company repurchased 250,000 shares of its common stock for a total purchase price of $4.6 million.

        The Company's current borrowing capacity under its revolving line of credit is $75 million of which $61.7 was available on September 30, 1999. The Company believes that its current cash balances combined with cash flows from operations and cash available under its revolving credit agreements will be sufficient to meet its operating needs, anticipated capital expenditure plans and other financial commitments at least through 2000.

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

        The Company's information technology systems consist primarily of hardware and software purchased from outside parties. The vendor for the Company's enterprise-wide software has informed the Company that the version of its software that the Company is currently utilizing is Year 2000 ready and the Company has completed its testing to verify that this is the case and the testing plan and results have been reviewed by a third party. The Company is in the process of addressing the Year 2000 readiness of other software and hardware, including embedded chips, being used in its business. The Company is utilizing a seven step process in addressing readiness of these other systems:
(1) awareness; (2) inventory of all systems and documentation; (3) assessment to identify any areas of noncompliance; (4) remediation/renovation of any noncompliant systems; (5) verification of compliance through testing and/or vendor certification; (6) implementation of any necessary changes revealed during verifications; and (7) monitoring of the results of implementation. The Company expects to have completed this process for its non-enterprise software and hardware in the fourth quarter of 1999.

        The Company has identified and has made inquiries of its significant suppliers and large public and private sector customers to determine the extent to which the Company is vulnerable to those third parties' failure to solve their own Year 2000 issues. The Company expects that the process of continued review and inquiry of these significant suppliers and customers will be ongoing through the end of 1999. However, there can be no guarantee that the systems of other companies or public agencies with which the Company does business will be timely converted, or that failure to convert by another company or public agency would not have a material adverse effect on the Company.

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

        The Company estimates that costs to address the Year 2000 issue will total approximately $865,000, including costs already incurred. These estimated costs include consulting fees and costs to remediate or replace hardware and software as well as non-incremental costs resulting from redeployment of internal resources. To date, approximately $845,000 has been incurred and expensed related to the Year 2000 issue. The Company's Year 2000 costs will be funded from its operating cash flows. The Company does not expect its Year 2000 efforts to have any significant impact on other information technology projects.

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

                                  GRANITE CONSTRUCTION INCORPORATED

Date:  November 12, 1999         By:  /s/ William E. Barton
       -------------------            ------------------------------------------
                                      William E. Barton
                                      Senior Vice President and Chief Financial
                                      Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER        DESCRIPTION                                             PAGE
-------       -----------                                             ----
  27          Financial Data Schedule ..............................   24