Form 10-K
period 1999-12-31
GRANITE CONSTRUCTION INC
filed 2000-03-30
CIK 861459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from__________ to__________

                         Commission file number 1-12911

                        GRANITE CONSTRUCTION INCORPORATED
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          77-0239383
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

525 WEST BEACH STREET, WATSONVILLE, CALIFORNIA                95076
(Address of principal executive offices)                    (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (831) 724-1011 Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
Common Stock, $0.01 par value                   New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was approximately $571,121,912 as of March 20, 2000 based upon the average of the high and low sales prices per share of the registrant's Common Stock as reported on the New York Stock Exchange on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At March 20, 2000, 27,024,205 shares of Common Stock, par value $0.01 of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held May 22, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999.

This report, including all exhibits and attachments, contains 161 pages. The exhibit index is on pages 29-30.

                                TABLE OF CONTENTS

                                                                                   Page
                                                                                   No.
                                                                                   ----
PART I...............................................................................3
   Item 1.   BUSINESS................................................................3
   Item 2.   PROPERTIES.............................................................10
   Item 3.   LEGAL PROCEEDINGS......................................................10
   Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................10

PART II.............................................................................12
   Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS....................................................12
   Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA...................................12
   Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS..................................................14
   Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............22
   Item 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............23
   Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURES..............................................24

PART III............................................................................25
   Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................25
   Item 11.  EXECUTIVE COMPENSATION.................................................25
   Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........25
   Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................25

PART IV.............................................................................26
   Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K........26

                                     PART I

ITEM 1. BUSINESS

        FORWARD LOOKING DISCLOSURE

                  This report contains forward-looking statements; such as statements related to the impact of government regulations on the Company's operations, the adequacy of the Company's aggregate reserves, 1999 backlog expected to be completed in 2000, the existence of bidding opportunities and the impact of legislation, availability of highway funds and economic conditions on the Company's future results. Additionally, forward-looking statements include statements that can be identified by the use of forward-looking terminology such as "outlook," "believes," "expects," "appears," "may," "will," "should," or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy.

                  All such forward looking statements are subject to risks and uncertainties that could cause actual results of operations and financial condition and other events to differ materially from those expressed or implied in such forward-looking statements. Specific risk factors include, without limitation, changes in the composition of applicable federal and state legislation appropriation committees; federal and state appropriation changes for infrastructure spending; the general state of the economy; weather conditions; competition and pricing pressures; and state referendums and initiatives. Forward-looking statements related to the Company's aggregate reserves and completion of backlog carry risk factors which include, without limitation, changes in estimates of existing reserves and estimates of the Company's need for those reserves and delays in the progress of work in the 1999 backlog.

INTRODUCTION

         Granite Construction Incorporated (the "Company" or "Granite") was incorporated in Delaware in January 1990 as the holding company for Granite Construction Company, which was incorporated in California in 1922. Therefore, references herein to the "Company" or "Granite" in the context of operations should be read to mean Granite Construction Company and Granite Construction Incorporated's other subsidiaries.

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

         The Company owns and leases substantial aggregate reserves and owns 93 construction materials processing plants. The Company also owns one of the largest heavy construction contractor equipment fleets in the United States. The Company believes that the ownership of these assets enables it to compete more effectively by ensuring availability of these resources at a favorable cost.

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

         Information about the Company's business segments for the years ended December 31, 1999, 1998 and 1997 is incorporated in Note 14 of the "Notes to the Consolidated Financial Statements," located on page F-20 of this Annual Report on Form 10K.

         The Branch Division. In 1999, Branch Division contract revenue and sales of aggregate products were $976.5 million (73.5% of Company revenue) as compared with $945.9 million (77.1% of Company revenue) in 1998. The Branch Division has both public and private sector clients. Public sector activities include both new construction and improvement of streets, roads, highways and bridges. For example, the branches widen and re-pave roads and modify and replace bridges. Major private sector contracts include site preparation for housing, including excavation; grading and street paving; and installation of curbs, gutters, sidewalks and underground utilities.

         The Company currently has 11 branch offices with 15 satellite operations. The Company's branch offices in California are located in Bakersfield, Hanford (Central Valley), Monterey Bay Area, Palm Springs (Southern California), Sacramento, San Jose, Santa Barbara and Stockton. The Company's branch offices outside of California are located in Arizona, Nevada and Utah. Each branch effectively operates as a local or regional construction company and its management is encouraged to participate actively in the local community. While individual branch revenues vary from year to year, in 1999 these revenues ranged from $33 million to $211 million.

         As part of the Company's strategy, many of Granite's branches mine aggregates and operate plants which process aggregates into construction materials for internal use and for sale to others. These activities provide both a source of profits and a competitive advantage to the Company's construction business. Close to half of the aggregate products produced in these branch operations are used in the Company's construction projects. The remainder is sold to unaffiliated parties and accounted for $159.0 million of revenue in 1999, representing 12.0% of the Company's total 1999 revenue. The Company has significant aggregate reserves which it has acquired by ownership in fee or through long-term leases.

         Heavy Construction Division. In 1999, revenue from HCD was $352.3 million (26.5% of Company revenue) as compared with $280.2 million (22.9% of Company revenue) in 1998. HCD projects are usually larger and more complex than those performed by the Branch Division. The Division has completed projects throughout the nation; including mass transit projects in the metropolitan areas of Atlanta, Baltimore, Los Angeles, San Francisco and Washington, D.C., and major dam and tunnel projects in twelve states.

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

         The Division markets, estimates, bids and provides management overview of its projects from its Watsonville, California headquarters and satellite estimating offices in Texas, Georgia, and Florida. Project staff located at job sites have the managerial, technical, and clerical capacity to meet on-site project management requirements. HCD has the ability, if appropriate, to process locally sourced aggregates into construction materials using its own portable crushing, concrete and asphalt processing plants.

         HCD participates in joint ventures with other large construction companies from time to time. Joint ventures are used for large, technically complex projects, including design/build projects, where it is desirable to share risk and resources. Joint ventures provide independently prepared estimates, and shared financing, equipment and expertise.

         Design/build projects have emerged as an expanding market for HCD. Unlike traditional projects where owners first hire a design firm and then put the plans out to bid to find a contractor, design/build projects provide the owner with a single point of responsibility and a single contact. Past design/build projects have included two projects in California - the SR-91 Tollway which was completed in 1995 and the San Joaquin Hills Transportation Corridor which was completed in 1996. Ongoing projects include the I-15 rebuild in Salt Lake City, Utah, the Atlantic City/Brigantine Connector in New Jersey, the I-17 rebuild project in Phoenix, Arizona, and a tollway in Laredo, Texas. Design/build projects have historically been bid with the Company as part of a joint venture team. While design/build is being used considerably more in the private sector, the public sector is expanding its use.

INVESTMENT IN T.I.C. HOLDINGS, INC.

         The Company currently holds a 30% minority interest in T.I.C. Holdings, Inc. ("TIC"). In February 2000, the Company reached an agreement in principle with TIC to sell its minority interest back to TIC over a three and one half-year period. Under the agreement in principle, TIC will have the opportunity to repurchase shares sooner based on an agreed to formula. A definitive agreement has not yet been finalized. This will allow TIC to retain its independence while allowing both companies to maintain their strategic alliance. The proposed agreement will also allow the Company to intensify its focus on its core business in heavy civil construction.

INVESTMENT IN WILDER CONSTRUCTION COMPANY

         In January 2000, the Company purchased 30% of the common stock of Wilder Construction Company ("Wilder") for a purchase price of $13.1 million. The purchase agreement provides for the Company to increase its ownership in Wilder to between 51% and 60% in 2002 and to 75% in 2004. Founded in 1911, Wilder is a heavy civil construction company with regional offices located in Washington, Oregon and Alaska. Wilder has annual revenues of approximately $150 million and employs approximately 650 people throughout the Northwest and Alaska.

BUSINESS STRATEGY

         Granite's fundamental objective is to increase long-term shareholder value by focusing on consistent profitability from managed revenue growth. Shareholder value is measured by the appreciation of the value of Granite stock over a period of years, and to some degree, a return from dividends. Further, it is a specific measure of the Company's financial success to achieve a Return on Net Assets ("RONA") greater than the cost of capital, creating "Granite Value Added." To accomplish these objectives, Granite employs the following strategies:

         Heavy/Highway Construction Focus - Granite concentrates its core competencies on this segment of the construction industry which includes the building of roads, highways, bridges, dams and tunnels, mass transit facilities, underground utilities and site preparation. This focus emphasizes the Company's specialized strengths which include grading, paving and concrete structures.

         Vertical Integration of Aggregate Materials into Construction - Granite owns aggregate reserves and processing plants and thus, by ensuring availability of these resources at favorable cost, it believes it has significant bidding advantages in many of its markets.

         Selective Bidding - Once Granite selects a job that meets its bidding criteria, the project is estimated using a highly detailed method with a proprietary estimating system which details anticipated cost to construct and margin to achieve the appropriate bid price for the risk assumed.

         Diversification - To mitigate the risks inherent in construction and general economic factors, Granite pursues projects (i) in both the public and private sectors; (ii) for a wide range of customers within each sector (from the federal government to small municipalities and from large corporations to individual homeowners); (iii) in diverse geographic markets; and (iv) of various sizes, durations and complexity.

         Decentralized Profit Centers - Granite approaches each selected market with a local focus through its decentralized structure. Each of Granite's branches and the Heavy Construction Division are individual profit centers.

         Management Incentives - The Company compensates its profit center managers with lower-than-market fixed salaries coupled with a substantial variable cash and restricted stock incentive element based on the annual profit performance of their respective profit centers.

         Ownership of Construction Equipment - By owning and carefully maintaining a large fleet of heavy construction equipment, Granite competes more effectively by ensuring availability of these resources at favorable cost.

         Controlled Expansion - The Company intends to continue its expansion by selectively adding branches in the western United States, pursuing major infrastructure projects throughout the nation, expanding into other construction market segments through acquisitions, and by leveraging its financial capacity for projects that will utilize Granite for construction work and provide an acceptable return on the Company's investment.

         Accident Prevention - Granite believes that the prevention of accidents is both a moral obligation and good business. By identifying and concentrating resources to address jobsite hazards the Company continues to significantly reduce its incident rates and the costs associated with accidents.

         Environmental Affairs - Granite believes it benefits everyone to maintain environmentally responsible operations. The Company is committed to effective air quality control measures and reclamation at its plant sites and to waste reduction and recycling of the potentially environmentally sensitive products used in its operations.

         Quality and High Ethical Standards - Granite emphasizes the importance of performing high quality work and maintaining high ethical standards through an established code of conduct and an effective corporate compliance program.

CUSTOMERS

         The Company has customers in both the public and private sectors. The Branch Division's principal customers are State Departments of Transportation in California, Nevada, Utah, and Arizona. In 1999, contracts with the California Department of Transportation represented 10.2% of the Company's revenue. Other Branch Division clients include county and city public works departments and developers and owners of industrial, commercial and residential sites. The principal clients of the Heavy Construction Division are in the public sector and currently include the State Departments of Transportation in Texas, Utah, Florida, New Jersey, and Arizona. (See Note 2 of Notes to Consolidated Financial Statements).

         A breakdown of the Company's revenues for the last three years by geographic area and market sector is as follows (in thousands):

                                                   1999                          1998                          1997
                                                   ----                          ----                          ----
                                           AMOUNT        PERCENT         AMOUNT        PERCENT         AMOUNT        PERCENT
                                         ----------      -------       ----------      -------       ----------      -------
California ........................      $  574,618         43.2%      $  585,983         47.8%      $  505,768         49.2%
West (excluding California) .......         510,953         38.5          468,094         38.2          388,715         37.8
South/East ........................         243,203         18.3          172,023         14.0          133,722         13.0
                                         ----------      -------       ----------      -------       ----------      -------

Total .............................      $1,328,774        100.0%      $1,226,100        100.0%      $1,028,205        100.0%
                                         ==========      =======       ==========      =======       ==========      =======

                                                   1999                          1998                          1997
                                                   ----                          ----                          ----
                                           AMOUNT        PERCENT         AMOUNT        PERCENT         AMOUNT        PERCENT
                                         ----------      -------       ----------      -------       ----------      -------
Contract revenues:
   Federal agencies ...............      $   31,641          2.4%      $   44,844          3.7%      $   38,789          3.8%
   State agencies .................         567,366         42.7          516,485         42.1          449,727         43.6
   Local public agencies ..........         257,392         19.4          274,657         22.4          238,141         23.2
   Private sector .................         313,356         23.5          248,447         20.2          174,479         17.0
Construction materials sales ......         159,019         12.0          141,667         11.6          127,069         12.4
                                         ----------      -------       ----------      -------       ----------      -------

Total .............................      $1,328,774        100.0%      $1,226,100        100.0%      $1,028,205        100.0%
                                         ==========      =======       ==========      =======       ==========      =======

BACKLOG

         The Company's backlog (anticipated revenue from uncompleted portions of existing contracts) was $793.3 million at December 31, 1999, down from $901.6 million at December 31, 1998, and was $909.8 million at December 31, 1997. Approximately $120 million of the December 31, 1999 backlog is expected to remain at December 31, 2000. The Company includes a construction project in its backlog at such time as a contract is awarded or a firm letter of commitment is obtained, and funding is in place. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.") The Company believes its backlog figures are firm, subject only to the cancellation and modification provisions contained in various contracts. Substantially all of the contracts in the backlog may be canceled or modified at the election of the client. However, the Company has not been materially adversely affected by contract cancellations or modifications in the past. (See "Business-Contract Provisions and Subcontracting.") A sizeable percentage of the Company's anticipated revenue in any year is not reflected in its backlog at the start of the year due to the short duration of smaller Branch Division projects that are initiated and completed during such year ("Turn Business"). The following is a breakdown of backlog as of December 31, 1999, 1998 and 1997 (in millions):

                                                          1999                        1998                        1997
                                                          ----                        ----                        ----
                                                  AMOUNT        PERCENT       AMOUNT        PERCENT       AMOUNT        PERCENT
                                                 --------       -------      --------       -------      --------       -------
By Geographic Area:
     California ............................      $ 245.9          31.0%      $ 192.1          21.3%      $ 214.4          23.6%
     West (excluding California) ...........        205.5          25.9         312.0          34.7         379.5          41.7
     South/East ............................        341.9          43.1         397.5          44.0         315.9          34.7
                                                  -------       -------       -------       -------       -------       -------

                                                  $ 793.3         100.0%      $ 901.6         100.0%      $ 909.8         100.0%
                                                  =======       =======       =======       =======       =======       =======
By Market Sector:
     Federal agencies ......................      $  18.1           2.3%      $  22.6           2.5%      $  29.7           3.3%
     State agencies ........................        469.0          59.1         635.8          70.5         674.9          74.2
     Local public agencies .................        124.3          15.7         133.1          14.8         144.9          15.9
     Private sector ........................        181.9          22.9         110.1          12.2          60.3           6.6
                                                  -------       -------       -------       -------       -------       -------

                                                  $ 793.3         100.0%      $ 901.6         100.0%      $ 909.8         100.0%
                                                  =======       =======       =======       =======       =======       =======

EQUIPMENT

         The Company purchases and maintains many pieces of equipment; including cranes, bulldozers, scrapers, graders, loaders, trucks, pavers, rollers, and construction materials processing plants. In 1999 and 1998, the Company spent approximately $51.3 million and $35.7 million, respectively, for construction equipment, plants and vehicles. The breakdown of the Company's construction equipment, plants and vehicles at December 31, 1999 is as follows:

      Heavy construction equipment.............................     2,135 units
      Trucks, truck-tractors and trailers and vehicles.........     3,144 units
      Aggregate crushing plants................................        32 plants
      Asphalt concrete plants..................................        36 plants
      Portland cement concrete batch plants....................        14 plants
      Thermal soil remediation plants..........................         1 plants
      Asphalt rubber plants....................................         3 plants
      Lime slurry plants.......................................         7 plants


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

EMPLOYEES

         On December 31, 1999, Granite employed 1,250 salaried employees, who work in management, estimating and clerical capacities, and 2,848 hourly employees. The total number of hourly personnel employed by the Company is subject to the volume of construction in progress. During 1999, the number of hourly employees ranged from 2,551 to 4,419 and averaged approximately 3,589. The Company's wholly owned subsidiary, Granite Construction Company, is a party to craft collective bargaining agreements in many areas in which it is working.

         The Company believes its employees are its most valuable resource and that its workforce possesses a strong dedication to and pride in the Company. Among salaried and non-union hourly employees, this dedication is reinforced by 31.9% equity ownership through the Employee Stock Ownership Plan ("ESOP"), the Profit Sharing and 401k Plan and performance-based incentive compensation arrangements. The Company's 388 managerial and supervisory personnel have an average of 11 years of service with Granite.

COMPETITION

         Factors influencing the Company's competitiveness are price, reputation for quality, the availability of aggregate materials, machinery and equipment, financial strength, knowledge of local markets and conditions, and estimating abilities. The Company believes that it competes favorably on the basis of the foregoing factors. Branch Division competitors range from small local construction companies to large regional and national construction companies. While the market areas of these competitors overlap with several of the markets served by the Company's branches, few, if any, compete in all of the Company's market areas. The Heavy Construction Division normally competes with large regional and national construction companies. Although the construction business is highly competitive, particularly for competitively bid projects in the public sector, the Company believes it is well positioned to compete effectively.

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

         There are a number of factors that can create variability in contract performance and results as compared to a project's original bid. The most significant of these include, without limitation, site conditions that differ from those assumed in the original bid, the availability and skill level of workers in the geographic location of the project, the availability and proximity of materials, inclement weather and timing and coordination issues inherent in design/build projects. All of these factors can impose inefficiencies on contract performance and therefore have a direct impact on contract productivity (i.e. drive up contract costs) which in turn can have a direct impact on contract results.

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

         The Company acts as prime contractor on most of the construction projects it undertakes. The Company accomplishes the majority of its projects with its own resources and subcontracts specialized activities such as electrical and mechanical work. As prime contractor the Company is responsible for the performance of the entire contract, including subcontract work. Thus, the Company is subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated. The Company's subcontractors generally furnish bonds if the Company believes it is necessary to provide an additional measure of security of their performance. Disadvantaged business enterprise regulations require the Company to use its best efforts to subcontract a specified portion of contract work done for governmental agencies to certain types of subcontractors. Some of these subcontractors may not be able to obtain surety bonds. The Company has not incurred any material loss or liability on work performed by subcontractors to date.

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

ITEM 2. PROPERTIES

         The Company owns and leases real property for use in its construction and aggregate mining and processing activities. The Company owns approximately 367,054 square feet of office and shop space and leases, pursuant to leases expiring between January 2000 and April 2003, an additional 59,761 square feet of office and shop space. The Company owns approximately 11,114 acres of land of which 1,500 acres are un-permitted reserves available for future use and leases approximately 4,302 additional acres of land at sites in California, Nevada, Arizona and Utah. A majority of the land owned or leased by the Company is intended to serve as aggregate reserves. There are no significant encumbrances against owned property. The Company's leases for aggregate reserves generally limit the Company's interest in the reserves to the right to mine the reserves. These leases range from month-to-month leases to leases with expiration dates ranging from January 2000 to June 2016. The Company considers its available and future aggregate reserves adequate to meet its expected operating needs. The Company pursues a plan of acquiring new sources of aggregate reserves to replenish those depleted and to assure future growth.


ITEM 3. LEGAL PROCEEDINGS

         The Company is a party to a number of legal proceedings. The Company believes that the nature and number of these proceedings are typical for a construction firm of its size and scope and that none of these proceedings is material to the Company's financial position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers of the Company are as follows:


                                   Age        Position
                                   ---        --------
         David H. Watts             61        Chairman of the Board, President, Chief Executive Officer and Director
         William G. Dorey           55        Executive Vice President and Chief Operating Officer
         William E. Barton          55        Senior Vice President and Chief Financial Officer
         Patrick M. Costanzo        61        Senior Vice President and Manager, Heavy Construction Division
         Mark E. Boitano            51        Senior Vice President and Manager, Branch Division

         Granite Construction Incorporated was incorporated in Delaware in January 1990 as the holding company for Granite Construction Company, which was incorporated in California in 1922. All dates of service for the executive officers of the registrant also include the periods in which they served for Granite Construction Company.

         Mr. Watts joined the Company in 1987 as President and Chief Executive Officer and has served as a director since 1988, and Chairman of the Board since 1999. In May 1997, Mr. Watts became a director of TIC Holdings, Inc. and in January 2000 he also became a director of Wilder Construction Company in which Granite Construction Incorporated owns a 30% interest. From 1984 until 1987, Mr. Watts served as President, Chief Executive Officer and a director of Ford, Bacon & Davis, Inc., an industrial engineering and construction firm. From 1965 until 1984, Mr. Watts was employed by an underwater services and construction firm in various capacities, including as President and Chief Operating Officer. He received a B.A. degree in Economics from Cornell University in 1960. Mr. Watts is the current Chair of the California Chamber of Commerce.

         Mr. Dorey has been an employee of the Company since 1968 and has served in various capacities, including Executive Vice President and Chief Operating Officer since 1998, Senior Vice President and Manager, Branch Division from 1987 to 1998, and as Vice President and Assistant Manager, Branch Division from 1983 to 1987. In 1997, Mr. Dorey became a director of TIC Holdings, Inc. and in January 2000 he also became a director of Wilder Construction Company in which Granite Construction Incorporated owns a 30% interest. He received a B.S. degree in Construction Engineering from Arizona State University in 1967.

         Mr. Barton has been an employee of the Company since 1980 and has served in various capacities, including Senior Vice President since 1999, Vice President and Chief Financial Officer from 1990 to 1999, Controller in 1989, Treasurer in 1988 and Cash Manager from 1980 until 1988. In 1997, Mr. Barton became a director of TIC Holdings, Inc. and in January 2000 he also became a director of Wilder Construction Company in which Granite Construction Incorporated owns a 30% interest. He received a B.S. degree in Accounting and Finance from San Jose State University in 1967 and an M.B.A. degree from the University of Santa Clara in 1973.

         Mr. Costanzo has been an employee of the Company since 1970 and has served in various capacities, including Senior Vice President and Manager, Heavy Construction Division, since 1990, Vice President and Assistant Manager, Heavy Construction Division, from 1988 to 1989, and an Area or Project Manager with the Heavy Construction Division from 1971 to 1987. In 1997, Mr. Costanzo became a director of TIC Holdings, Inc. He received a B.S. degree in civil engineering from the University of Connecticut in 1960 and a M.S. degree in Civil Engineering from Stanford University in 1961.

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

         The Company expects to pay a quarterly cash dividend of $0.10 plus a special dividend of $0.06 per share of common stock to stockholders of record as of March 31, 2000 payable on April 14, 2000 (See Note 15 of Notes to Consolidated Financial Statements). Declaration and payment of dividends is within the sole discretion of the Company's Board of Directors, subject to limitations imposed by Delaware law, and will depend on the Company's earnings, capital requirements, financial conditions and such other factors as the Board of Directors deems relevant. As of March 20, 2000 there were 27,024,205 shares of common stock outstanding held by approximately 367 stockholders of record.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated operations data for 1999, 1998 and 1997 and consolidated balance sheet data as of December 31, 1999 and 1998 set forth below have been derived from consolidated financial statements of the Company, and are qualified by reference to our consolidated financial statements audited by PricewaterhouseCoopers LLP, independent accountants included herein. The selected consolidated statement of income data for 1996 through 1989 and the consolidated balance sheet data as of December 31, 1997 through 1989 have been derived from our audited financial statements not included herein. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

-----------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                             1999          1998          1997          1996          1995          1994
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING SUMMARY
     Revenue                                      $1,328,774    $1,226,100    $1,028,205    $  928,799    $  894,796    $  693,388
     Gross profit                                    179,201       153,092       111,730       110,655       111,963        89,988
           As a percent of revenue                      13.5%         12.5%         10.9%         11.9%         12.5%         13.0%
     General and administrative expenses              94,939        83,834        73,593        71,587        69,610        62,795
           As a percent of revenue                       7.1%          6.8%          7.2%          7.7%          7.8%          9.1%
     Income before cumulative effect of change
         in accounting principle *                    52,916        46,507        27,832        27,348        28,542        19,488
     Net income                                       52,916        46,507        27,832        27,348        28,542        19,488
           As a percent of revenue                       4.0%          3.8%          2.7%          2.9%          3.2%          2.8%

     Income per share before cumulative effect
         of change in accounting principle:
           Basic                                  $     2.03    $     1.75    $     1.05    $     1.04    $     1.10    $     0.75
           Diluted                                      1.96          1.70          1.03          1.02          1.08          0.74
     Net income per share:
           Basic                                        2.03          1.75          1.05          1.04          1.10          0.75
           Diluted                                      1.96          1.70          1.03          1.02          1.08          0.74
     Weighted average shares of common and
        common stock equivalents outstanding:**
           Basic                                      26,058        26,559        26,397        26,207        25,916        25,884
           Diluted                                    26,963        27,339        26,942        26,748        26,474        26,289
-----------------------------------------------------------------------------------------------------------------------------------

FINANCIAL POSITION SUMMARY
     Total assets                                 $  679,572    $  626,571    $  551,809    $  473,045    $  454,744    $  349,098
     Cash, cash equivalents and short-term
         investments                                 108,077       121,424        72,769        72,230        66,992        48,638
     Working capital                                 143,657       142,448       103,910        92,542        77,179        65,537
     Current maturities of long-term debt              5,985        10,787        12,921        10,186        13,948        10,070
     Long-term debt                                   64,853        69,137        58,396        43,602        39,494        17,237
     Stockholders' equity                            327,732       301,282       257,434       233,605       209,905       182,692

     Book value per share                              12.14         10.90          9.40          8.59          7.82          6.91
     Dividends per share                          $     0.40    $     0.30    $     0.24    $     0.25    $     0.19    $     0.09
     Common shares outstanding                        26,996        27,649        27,400        27,189        26,828        26,433
-----------------------------------------------------------------------------------------------------------------------------------

BACKLOG                                           $  793,256    $  901,592    $  909,793    $  597,876    $  590,075    $  550,166
-----------------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                             1993          1992          1991          1990          1989
---------------------------------------------------------------------------------------------------------------------
OPERATING SUMMARY
     Revenue                                      $  570,379    $  518,312    $  564,060    $  557,996    $  504,084
     Gross profit                                     50,743        50,578        69,502        70,646        60,837
           As a percent of revenue                       8.9%          9.8%         12.3%         12.7%         12.1%
     General and administrative expenses              47,107        46,906        46,541        44,466        41,915
           As a percent of revenue                       8.3%          9.0%          8.3%          8.0%          8.3%
     Income before cumulative effect of change
         in accounting principle *                     3,492         3,924        17,622        18,811        14,211
     Net income                                        4,492         3,924        17,622        18,811        14,211
           As a percent of revenue                       0.8%          0.8%          3.1%          3.4%          2.8%

     Income per share before cumulative effect
         of change in accounting principle:
           Basic                                  $     0.13    $     0.15    $     0.68    $     0.76    $     0.63
           Diluted                                      0.13          0.15          0.67          0.75          0.63
     Net income per share:
           Basic                                        0.17          0.15          0.68          0.76          0.63
           Diluted                                      0.17          0.15          0.67          0.75          0.63
     Weighted average shares of common and
        common stock equivalents outstanding:**
           Basic                                      25,875        25,875        25,875        24,863        22,500
           Diluted                                    26,133        26,114        26,123        24,933        22,500
---------------------------------------------------------------------------------------------------------------------

FINANCIAL POSITION SUMMARY
     Total assets                                 $  319,416    $  316,978    $  277,426    $  260,426    $  245,880
     Cash, cash equivalents and short-term
         investments                                  48,810        54,139        54,973        50,451        46,306
     Working capital                                  64,619        66,329        55,186        52,352        34,902
     Current maturities of long-term debt             10,060        15,469         7,669         7,887        14,228
     Long-term debt                                   28,585        38,618        14,816        19,084        39,707
     Stockholders' equity                            164,338       158,594       153,159       131,026        86,552

     Book value per share                               6.25          6.05          5.87          5.06          3.85
     Dividends per share                          $     0.09    $     0.09    $     0.09    $     0.07    $       --
     Common shares outstanding                        26,301        26,216        26,078        25,875        22,500
---------------------------------------------------------------------------------------------------------------------

BACKLOG                                           $  659,738    $  245,234    $  292,017    $  368,384    $  377,529
---------------------------------------------------------------------------------------------------------------------

* Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Granite is one of the largest heavy civil contractors in the United States and is engaged in the construction of highways, dams, airports, mass transit facilities and other infrastructure-related projects. The Company has offices in California, Texas, Georgia, Nevada, Arizona, Florida, and Utah.

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

         The Company's compensation strategy for selected management personnel is to rely heavily on a variable cash and restricted stock performance-based incentive element. Thus, the Company may experience an increase in general and administrative expenses in a very profitable year and a decrease in less profitable years. The Company's profit sharing and pension contribution in excess of the 401K matching contributions is at the discretion of the Board of Directors based on the Company reaching certain levels of profitability each year.

CURRENT YEAR

---------------------------------------------------------------------------------------------
In Thousands                                    1999          1998        INCREASE        %
---------------------------------------------------------------------------------------------
Revenue:
     Branch Division ...................      $  976.5      $  945.9      $   30.6        3.2
     Heavy Construction Division .......         352.3         280.2          72.1       25.7
---------------------------------------------------------------------------------------------

                                              $1,328.8      $1,226.1      $  102.7        8.4
=============================================================================================

         REVENUE AND BACKLOG. The increased revenue in 1999 was primarily attributable to increased revenue from private sector contracts which increased $65.0 million to $313.4 million or 23.5% of total revenue in 1999, from $248.4 million or 20.2% of total revenue in 1998. The Company's private sector work is primarily comprised of site preparation for both commercial and residential developments and privately funded transportation projects. The private sector revenue growth has been significantly influenced by the continued strong growth in residential and commercial building construction during 1999. In California, one of the Company's largest markets, new building construction increased 13.0% during 1999 to $42.6 billion from $37.7 billion in 1998, according to the Construction Industry Research Board. The Company's revenue from public sector contracts increased to $856.4 million in 1999 from $836.0 million in 1998 while decreasing to 64.5% of the Company's total revenue in 1999 from 68.2% in 1998. Although the level of funding for public sector projects remained strong in 1999 in most of the Company's markets, the increased TEA-21 funding has not yet significantly impacted the Company's revenue (see "Outlook").

          The increase in Branch Division revenue during the year resulted from increases in revenue from private sector contracts and an increase in material sales - both of which are strongly correlated to increases in private sector construction and general economic conditions - partially offset by a slight decrease in public sector revenue. The increase in HCD revenue is attributable to significantly drier weather conditions; particularly in Texas and Florida, and included revenue from a larger number of both private and public sector projects which include a private sector railroad project in Texas which was awarded in mid 1998, a private sector design-build tollroad project in Texas which was awarded in 1999 and a public sector design-build highway project in Arizona which was awarded in late 1998.

         The Company's backlog at December 31, 1999 was $793.3 million, down $108.3 million, or 12.0% from 1998. The decrease in backlog was due primarily to the absence of HCD awards in the fourth quarter. Management believes that approximately 85% of the work in the backlog at December 31, 1999 will be recognized as revenue during 2000. The Company believes its bidding opportunities in its major marketplaces remain strong (see "Outlook").

         GROSS PROFIT. For the year ended December 31, 1999, gross profit reached $179.2 million, a $26.1 million increase from 1998. As a percentage of revenue, gross profit increased in 1999 to 13.5% from 12.5% in 1998. The increased gross profit margin was a result of the continued favorable market conditions in both the public and private sectors as described above, which tends to increase the Company's ability to win competitively bid projects at higher margins. Additionally, gross profit margin in 1999 was positively impacted by drier weather conditions, which allowed for more efficient utilization of resources, and the successful execution of several HCD projects that were added to backlog in mid to late 1998. Project to date revenue recognized for projects less than 25% complete was approximately $36.9 million and $24.4 million at December 31, 1999 and 1998, respectively. As described under "General" above, the Company recognizes revenue only to the extent of cost incurred until a project reaches 25% complete. During 1999, the Company's gross profit margins were not significantly impacted by changes in the revenue from projects that were less than 25% complete. Cost of revenue consists of direct costs on contracts; including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance and repairs) and insurance costs. Although the composition of costs varies with each contract, the Company's gross profit margins were not significantly impacted by changes in any one of these costs during 1999.

         GENERAL AND ADMINISTRATIVE EXPENSES. For the years ended December 31, 1999 and 1998 general and administrative expenses comprised the following (in thousands):

-----------------------------------------------------------------------------
In Thousands                                            1999           1998
-----------------------------------------------------------------------------
 Salaries and related expenses                        $ 43,552       $ 40,602
 Incentive compensation,
    discretionary profit sharing and pension            22,264         18,894
 Other general and administrative expenses              29,123         24,338
-----------------------------------------------------------------------------
      Total                                           $ 94,939       $ 83,834
-----------------------------------------------------------------------------
 Percent of revenue                                        7.1%           6.8%
=============================================================================

         Salaries and related expenses increased in 1999 over 1998 due primarily to increased staffing to support the Company's current and expected growth. Incentive compensation and discretionary profit sharing and pension costs increased in 1999 over 1998 as a function of the Company's increased profitability. Other general and administrative expenses include various costs to support its operations, none of which exceeds 10% of total general and administrative expenses. The increase in other general and administrative expenses in 1999 primarily reflect the absence of the collection of a previously written-off bad debt that was recognized in 1998 and increases in other costs to support the Company's growth.

         OPERATING INCOME. The Heavy Construction Division's contribution to operating income in 1999 increased over the 1998 contribution due to increases in both the volume of work and the profit margins the Division was able to achieve. The Division's profit margins were positively impacted by the successful execution of new work that was added to backlog in mid to late 1998, including two design-build projects, as well as drier weather conditions and improved margins on projects nearing completion. The Branch Division's contribution to operating income in 1999 decreased slightly compared to 1998 due primarily to the absence of the collection of a previously written-off bad debt and increases in other costs to support the Company's growth.

         OTHER INCOME (EXPENSES). Other income decreased $4.0 million to $1.8 million in 1999. The decrease was due primarily to a loss experienced by TIC, in which the Company has a 30% equity investment. The Company's share of TIC's loss was approximately $2.8 million, a decrease of approximately $7.0 million from the Company's share of TIC income in 1998. This decrease was partially offset by a $2.8 million gain recorded on the sale of a depleted quarry property.

         PROVISION FOR INCOME TAXES. The Company's effective tax rate was 38.5% in 1999, an increase of 0.5% from 1998. The increase was primarily due to a lower impact of the Company's percentage depletion deduction due to higher pre-tax earnings.

         OUTLOOK. As Granite enters 2000 on the heels of a record-breaking year, the outlook for the Company's financial performance going forward continues to be very good. The drivers of our business, public sector funding of the infrastructure and the overall economy, appear to be very strong. The U.S. economy continues to grow, producing demand for residential and commercial development and creating good overall demand for construction services including materials in many of the Company's geographic regions. Public sector funding has a very strong foundation supplied by the federal government, through the 1998 Transportation Equity Act for the 21st Century ("TEA-21"), and state and local governments have solid transportation capital and maintenance accounts due to the collection of higher gas and other transportation taxes produced by the strong economy. These drivers should provide the Company with increasing bid opportunities during the coming year.

         In October 1999, President Clinton signed into law legislation that appropriated $28.8 billion for the federal-aid highway programs for the 2000 fiscal year. This marks a 6% increase from the $27.2 billion budgeted in 1999 and is in-line with the authorized amounts set by TEA-21. The recently proposed 2001 budget also requests a record $30.5 billion in Federal Highway Administration obligations, up another 6% from 2000. These amounts reflect the 44% increase over TEA-21's predecessor, the Intermodal Surface Transportation Efficiency Act (ISTEA), along with the nation's commitment to improve roads and highways throughout the U.S.

         As was the case with ISTEA, there is typically a lag before companies like Granite feel the bill's effects on the bottom line. This lag is primarily a result of the length of time that it takes federal money to progress from planning to design to actual construction bids. It is also important to note that Granite does not recognize profits on a job until it is 25% complete and therefore does not anticipate any significant impact to earnings from the larger TEA-21 funded projects until later in 2000 and beyond.

         Our public sector business should also be bolstered from increased airport construction spending. Legislators have approved a three-year reauthorization of the Federal Aviation Administration and Airport Improvement Program (AIP). The bill guarantees that Aviation Trust Fund revenues and interest will be spent for capital improvements. AIP funding will be a minimum of $3.2 billion to $3.4 billion for each of the next three years - more than 60% increase over the $1.9 billion appropriated in 2000.

         Momentum in the private sector construction markets also appears to be carrying over into 2000. According to the U.S. Department of Commerce, construction spending in January 2000 has surged to an all-time high monthly level, led in part by spending on housing, commercial buildings and government projects. Despite rising interest rates, spending on residential projects rose 2.5% while spending on new single-family homes grew by 2.1%. Granite has witnessed the growth in the private sector market as illustrated by the 29% compounded average growth rate in its private sector revenue since 1994.

         In association with the strong economy, the Company has witnessed some upward pressure on costs associated with rising oil prices and tight labor markets. However, there has not been any significant impact on the Company in 1999. Due to the nature of Granite's turn business, we are able to adjust prices fairly quickly allowing a level of protection against these fluctuating, or currently rising, costs. In addition, certain costs such as diesel and asphalt oil are indexed in contracts for state funded projects in Nevada. Similarly in California, asphalt oil is indexed in contracts for the California Department of Transportation (Caltrans). However, there is no assurance that the Company will be able to mitigate 100% of the impact.

         The Heavy Construction Division (HCD) also has some excellent near-term bidding opportunities to add to its quality backlog. Many of the projects will be let as design/build contracts - a more innovative form of project delivery for which Granite has emerged as an industry leader. The current list of targeted projects includes various highway and transit/rail projects exceeding $3.5 billion. This list includes the Las Vegas Monorail project, the Legacy highway project in Utah, the $1.4 billion I-25 SE Corridor project in Colorado, light rail projects in Florida and California and several other large highway projects in Arizona, Texas, California, Utah, Florida and Massachusetts.

         In Florida, Governor Bush proposed his $4 billion Mobility 2000 Initiative. This plan would accelerate top-priority projects on the Florida Intrastate Highway System with no increase in taxes. Under Mobility 2000, projects that were originally planned over the next 20 years would be built within the next ten years or sooner. Funding for the Governor's plan would come from transportation-related revenues, TEA-21 and short-term bonds. The program is expected to speed up improvements to Interstates 4, 275 and 75.

         The Company's Branch Division also anticipates a healthy bidding environment and strong demand for its construction services including aggregate material products as a result of robust public and private sector markets. According to a press release by the Nevada Department of Transportation (DOT), state highway expenditures in their state are expected to reach a record $855.5 million in fiscal year 2000. In Texas and Florida, DOT officials report that lettings in 2000 will be approximately $3.0 billion and $1.3 billion respectively. Although Caltrans' advertising schedule for 2000 totals over $2.0 billion, officials estimate that it will let out to bid approximately $1.8 billion worth of work this year - in line with the approximate $1.8 billion let in 1999.

         On the political front, we will be heavily involved in supporting the contracting out initiative on the November 2000 ballot in California. Sponsored by the Consulting Engineers and Land Surveyors of California (CELSOC), the initiative, if passed, would change the constitution to give state and local entities more freedom to contract with private entities for engineering and architectural services on public works projects. It is our belief that current restrictions on these public agencies have created a significant bottleneck within the project pipeline thereby causing considerable delays on many projects, for which there is strong need and funding available.

         Further in California, SCA 3 - a constitutional amendment which would have renewed expiring county half-cent sales taxes for transportation purposes with a simple majority - will not be placed on the ballot by the legislature in the near-term. A long-term fix for county and statewide transportation funding in California is very fluid at this point in time, with a number of proposals currently being debated in Sacramento. The attention on this issue by state politicians reflects the public's demand that solutions should be put in place to deal with state's traffic problems. The Company will have more to say on this issue once a definitive plan has been formulated.

         Going forward, we are very pleased with the success of our current operations and the substantial bidding opportunities ahead. We will continue to proactively work the M & A process in our industry to find those acquisition candidates that offer good value by which to grow the Company externally. At the same time, we will follow our strategic initiatives to create continued internal organic growth. We have set out aggressive growth goals for the 3 to 5 year period ahead because we believe that our strategic plans and favorable external market factors will provide better than normal opportunities in the continued effort to improve upon what has been a record financial performance in both divisions.

PRIOR YEARS

------------------------------------------------------------------------------------------------------------
In Thousands                                                   1998          1997        INCREASE        %
------------------------------------------------------------------------------------------------------------
Revenue:
   Branch Division ....................................      $  945.9      $  831.9      $  114.0       13.7
   Heavy Construction Division ........................         280.2         196.3          83.9       42.7
------------------------------------------------------------------------------------------------------------

                                                             $1,226.1      $1,028.2      $  197.9       19.2
============================================================================================================

         REVENUE AND BACKLOG. Revenue from private sector contracts increased $73.9 million to $248.4 million or 20.2% of total revenue in 1998, from $174.5 million or 17.0% of total revenue in 1997. The majority of the growth in revenue from private sector contracts occurred in the Branch Division, where growth in residential and commercial construction created strong demand for site preparation projects. In California, one of the Company's largest markets, new building construction increased 23.6% during 1998 to $37.7 billion from $30.5 billion in 1997, according to the Construction Industry Research Board. This trend also had a positive impact on material sales which increased 11.5% during 1998. The Branch Division revenue was also positively impacted by contributions made from flood related emergency work caused by severe winter weather conditions. The Company's revenue from public sector contracts increased to $836.0 million in 1998 from $726.6 million in 1997 while decreasing to 68.2% of the Company's total revenue in 1998 from 70.6% in 1997. The growth in HCD revenue was primarily in the public sector and reflected increased revenue from HCD's portion of the Company's Interstate - 15 rebuild project in Utah and various projects added to backlog in 1998.

         The Company's backlog at December 31, 1998 was $901.6 million, down $8.2 million, or 0.9% from 1997. The relatively flat backlog in 1998 reflected new awards which offset a reduction due to a full year's work on the Company's 23% share of the I-15 Corridor Reconstruction project in Salt Lake City, Utah which was awarded in the first quarter of 1997. Work on our $313.0 million portion of the contract began during the second quarter of 1997 and was approximately 48% complete at the end of 1998.

         GROSS PROFIT. For the year ended December 31, 1998, gross profit reached $153.1 million, a $41.4 million increase from 1997. As a percentage of revenue, gross profit increased in 1998 to 12.5% from 10.9% in 1997. The increased gross profit margin was attributable to the continued favorable market conditions, particularly in the private sector as described above, which tends to increase the Company's ability to win competitively bid projects at higher margins. Project to date revenue recognized for projects less than 25% complete was approximately $24.4 million and $56.7 million at December 31, 1998 and 1997, respectively. As described under "General" above, the Company recognizes revenue only to the extent of cost incurred until a project reaches 25% complete. During 1998, the Company's gross profit margins were positively impacted by the I-15 Corridor Reconstruction project which reached the 25% completion threshold in the second quarter. Cost of revenue consists of direct costs on contracts; including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance and repairs) and insurance costs. Although the composition of costs varies with each contract, the Company's gross profit margins were not significantly impacted by changes in any one of these costs during 1998.

         GENERAL AND ADMINISTRATIVE EXPENSES. For the years ended December 31, 1998 and 1997 general and administrative expenses comprised the following (in thousands):

 ----------------------------------------------------------------------------
In Thousands                                            1998           1997
 ----------------------------------------------------------------------------
 Salaries and related expenses                        $ 40,602       $ 35,834
 Incentive compensation,
    discretionary profit sharing and pension            18,894         13,223
 Other general and administrative expenses              24,338         24,536
 ----------------------------------------------------------------------------
      Total                                           $ 83,834       $ 73,593
 ----------------------------------------------------------------------------
 Percent of revenue                                        6.8%           7.2%
 ----------------------------------------------------------------------------

         Salaries and related expenses increased in 1999 over 1998 due primarily to increased staffing to support the Company's current and expected growth . Incentive compensation and discretionary profit sharing and pension costs increased in 1999 over 1998 as a function of the Company's increased profitability. Other general and administrative expenses include various costs to support its operations, none of which exceeds 10% of total general and administrative expenses. The decrease in other general and administrative expenses in 1998 primarily reflected increases in other costs to support the Company's growth offset by the collection of a previously written-off bad debt. The decrease as a percent of revenue is due to the fixed nature of certain expenses and higher revenue from non-sponsored joint venture contracts which do not create a corresponding level of administrative expense.

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

         PROVISION FOR INCOME TAXES. The Company's effective tax rate was 38.0% in 1998, an increase of 1.0% from 1997. The increase was primarily due to a lower impact of the Company's percentage depletion deduction due to higher pre-tax earnings.

LIQUIDITY AND CAPITAL RESOURCES


---------------------------------------------------------------------------------
In Thousands                              1999            1998            1997
---------------------------------------------------------------------------------
Cash and cash equivalents               $  61,832       $  62,470       $  54,359

Net cash provided (used) by:
Operating activities                       99,987          96,030          63,798
Investing activities                      (54,204)        (87,194)        (49,207)
Financing activities                      (46,421)           (725)          1,105
Capital expenditures                       82,035          52,462          48,448
Working Capital                         $ 143,657       $ 142,448       $ 103,910
---------------------------------------------------------------------------------

         During 1999 the Company generated cash and cash equivalents from operating activities of $100.0 million which represented an increase of $4.0 million over 1998. This increase was due primarily to the Company's increase in net income of $6.4 million or 13.8%, as well as increases in noncash adjustments
- primarily depreciation and amortization and the adjustment to net income from the Company's equity in loss of affiliates. The increased depreciation and amortization is due to increases in property and equipment balances and the equity in loss of affiliates relates primarily to the Company's equity in TIC's loss. These increases were partially offset by a higher level of accounts receivable at December 31, 1999 which related to increased revenue, particularly in the fourth quarter.

         Cash used by investing activities in 1999 decreased $33.0 million from 1998 due primarily to a net decrease in short-term investments which was partially offset by increased additions to property and equipment to support the Company's current and expected growth.

         Cash used by financing activities in 1999 increased $45.7 million from 1998 due to the lack of additions to long-term debt as well as the Company's repurchase of its shares and increased dividend payments.

         On March 17, 1999, the Board of Directors authorized the Company to repurchase, at management's discretion, up to $35 million of its common stock on the open market, exclusive of repurchases related to employee benefit plans. This authorization amends an authorization previously made in March of 1997. Through March 20, 2000 the Company has repurchased 984,150 shares for a total purchase price of $21.7 million. The remaining amount authorized of $13.3 million equates to 491,500 shares using the closing market price of $27.06 on March 20, 2000.

         The Company has budgeted $58.0 million for capital expenditures in 2000, which includes amounts for construction equipment, aggregate and asphalt plants, buildings, leasehold improvements and the purchase of land and aggregate reserves. The Company anticipates that cash generated internally and amounts available under its existing credit facilities will be sufficient to meet its capital and other requirements, including contributions to employee benefit plans, for the foreseeable future.

         The Company believes it has adequate capital resources to fund its operations at least through 2000. The Company's consolidated working capital position was $143.7 million at December 31, 1999 compared to $142.4 million at December 31, 1998. The Company currently has access to funds under its revolving credit agreement which allow it to borrow up to $75.0 million, of which $62.4 million was available at December 31, 1999.

         SUBSEQUENT EVENTS. On January 24, 2000, the Board of Directors declared a special dividend of $0.06 per share of common stock in addition to a $0.10 per share quarterly dividend, payable on April 14, 2000 to stockholders of record as of March 31, 2000. The quarterly dividend represents a $0.03 per share increase over the dividends paid in 1999 of $0.07 per share.

         In January 2000, the Company purchased 30% of the common stock of Wilder Construction Company ("Wilder") for a purchase price of $13.1 million. The purchase agreement provides for the Company to increase its ownership in Wilder to between 51% and 60% in 2002 and to 75% in 2004. Founded in 1911, Wilder is a heavy-civil construction company with regional offices located in Washington, Oregon and Alaska. Wilder has annual revenues of approximately $150 million and employs approximately 650 people throughout the Northwest and Alaska.

         The Company currently holds a 30% minority interest in T.I.C. Holdings, Inc. ("TIC"). In February 2000, the Company reached an agreement in principle with TIC to sell its minority interest back to TIC over a three and one half-year period. Under the agreement in principle, TIC will have the opportunity to repurchase shares sooner based on an agreed to formula. A definitive agreement has not yet been finalized. This will allow TIC to retain its independence while allowing both companies to maintain their strategic alliance. The proposed agreement will also allow the Company to intensify its focus on its core business in heavy civil construction.

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

         During 1999 the Company completed its process which addressed year 2000 readiness of its systems and completed its process of identifying and making inquiries of its significant suppliers and large public and private sector customers to determine the extent to which the Company is vulnerable to those third parties' failure to solve their own Year 2000 issues.

         The Company has not experienced any significant interruption in work or cash flow related to the date change to the year 2000, either from its own information systems or those of significant third parties with whom the Company does business. The Company believes that the risk of significant business interruption due to unanticipated problems with its own systems or the systems of significant third parties is low based on our experience to date. In the unlikely event that unforeseen Year 2000 related internal disruptions occur, the Company believes that its existing disaster recovery program, which includes the manual processing of certain key transactions, would significantly mitigate the impact.

         The Company's costs to address the Year 2000 issue were approximately $865,000, all of which were incurred during 1999. These costs included consulting fees and costs to remediate or replace hardware and software as well as non-incremental costs resulting from redeployment of internal resources. The Company's Year 2000 efforts did not have a significant impact on other information technology projects.

         RECENT ACCOUNTING PRONOUNCEMENTS: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "SFAS 133", Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes methods of accounting and reporting for derivative instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal quarters of fiscal years beginning after June 15, 2000, as amended by SFAS 137. The Company believes that adoption of this pronouncement will have no material impact on the Company's financial position and results of operations.

QUARTERLY RESULTS

         The following table sets forth selected unaudited financial information for the Company for the eight quarters in the period ended December 31, 1999 This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.

QUARTERLY FINANCIAL DATA
(Unaudited - In Thousands, Except for Per Share Data)

------------------------------------------------------------------------------------------------------------
1999 QUARTERS ENDED                                 DEC. 31        SEPT. 30         JUNE 30        MARCH 31
------------------------------------------------------------------------------------------------------------
Revenue                                            $ 365,975       $ 418,703       $ 329,292       $ 214,804
Gross profit                                          51,194          58,509          46,169          23,329
   As a percent of revenue                              14.0%           14.0%           14.0%           10.9%
Net income                                            14,436          20,849          15,131           2,500
   As a percent of revenue                               3.9%            5.0%            4.6%            1.2%
Net income per share:
   Basic                                           $    0.55       $    0.80       $    0.58       $    0.09
   Diluted                                         $    0.54       $    0.77       $    0.56       $    0.09
------------------------------------------------------------------------------------------------------------

Dividends per share                                $    0.07       $    0.07       $    0.07       $    0.19
Market price
   High                                            $   26.50       $   29.81       $   29.88       $   37.75
   Low                                             $   16.88       $   22.69       $   21.88       $   19.63
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
1998 QUARTERS ENDED                                 DEC. 31        SEPT. 30         JUNE 30        MARCH 31
------------------------------------------------------------------------------------------------------------
Revenue                                            $ 338,000       $ 411,986       $ 292,792       $ 183,322
Gross profit                                          37,335          54,203          42,380          19,174
   As a percent of revenue                              11.1%           13.2%           14.5%           10.5%
Net income                                            10,059          20,521          14,545           1,382
   As a percent of revenue                               3.0%            5.0%            5.0%            0.8%
Net income per share:
   Basic                                           $    0.38       $    0.77       $    0.55       $    0.05
   Diluted                                         $    0.36       $    0.75       $    0.54       $    0.05
------------------------------------------------------------------------------------------------------------

Dividends per share                                $    0.06       $    0.06       $    0.05       $    0.13
Market price
   High                                            $   34.38       $   33.50       $   20.59       $   19.68
   Low                                             $   25.13       $   19.68       $   17.38       $   14.26
------------------------------------------------------------------------------------------------------------

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

         The fair value of the Company's investment portfolio or related income would not be significantly impacted by changes in interest rates since the investment maturities are short and the interest rates are primarily fixed. The Company's senior notes payable of $60.0 million at December 31, 1999 carry a fixed interest rate of 6.54% per annum with principle payments due in nine equal annual installments beginning in 2002. The Company's notes payable to bank of $5.0 million carry a variable interest rate at the IBOR rate plus margin (6.19% and 1.0%, respectively at December 31, 1999) with principal payable semiannually through June 2000.

         The table below presents principal amounts and related weighted average interest rates by year for the Company's cash and cash equivalents, short-term investments and significant debt obligations:

-------------------------------------------------------------------------------------------------------------------------------
In Thousands                                    2000       2001        2002        2003        2004      Thereafter     Total
-------------------------------------------------------------------------------------------------------------------------------
Assets
Cash, cash equivalents and
short-term investments ....................  $ 107,049   $   1,028   $      --   $      --   $      --   $      --    $ 108,077
Weighted average interest rate ............        5.5%        5.0%         --          --          --          --

Liabilities
Fixed rate debt
     Senior notes payable .................  $      --   $      --   $   6,667   $   6,667   $   6,667   $  39,999    $  60,000
     Weighted average interest rate .......         --          --        6.54%       6.54%       6.54%       6.54%        6.54%
Variable rate debt (IBOR plus margin)
    Notes payable to bank .................  $   5,000   $      --   $      --   $      --   $      --   $      --    $   5,000
-------------------------------------------------------------------------------------------------------------------------------

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of the Registrant and auditor's report are included in Item 8 and appear following Item 14:

                  Report of Independent Accountants

                  Consolidated Balance Sheets - At December 31, 1999 and 1998

                  Consolidated Statements of Income - Years Ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Cash Flows - Years Ended December 31, 1999, 1998 and 1997

                  Notes to Consolidated Financial Statements

         Additionally, a two-year Summary of Quarterly Results is included in
Item 7 under "Quarterly Results."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      Not applicable.

                                    PART III


         Certain information required by Part III is omitted from this Report in that the Company will file its definitive proxy statement for the Annual Meeting of Stockholders to be held on May 22, 2000 (the "Proxy Statement") pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the directors of the Company is set forth under the caption "Information about Granite - Management, Directors" in the Proxy Statement. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers of the Registrant."


ITEM 11. EXECUTIVE COMPENSATION

         Information relating to executive compensation is set forth under the caption "Information about Granite - Compensation of Directors and Executive Officers" in the Proxy Statement. Such information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information relating to ownership of equity securities of the Company by certain beneficial owners and Management is set forth under the caption "Information about Granite - Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information relating to certain relationships and related transactions is set forth under the caption "Information about Granite - Management, Certain Transactions with Management" in the Proxy Statement. Such information is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

         The following documents are filed as part of this Report:

         (a)    1.   FINANCIAL STATEMENTS. The following consolidated financial statements are filed as part of this Report:

                                                                                                       Form 10-K
                                                                                                         Pages
                                                                                                     ------------
                Report of Independent Accountants................................................        F-1
                Consolidated Balance Sheets at December 31, 1999 and 1998........................        F-2
                Consolidated Statements of Income for the Years Ended
                   December 31, 1999, 1998 and 1997..............................................        F-3
                Consolidated Statements of Stockholders' Equity for the
                   Years Ended December 31, 1999, 1998 and 1997..................................        F-4
                Consolidated Statements of Cash Flows for the Years Ended
                   December 31, 1999, 1998 and 1997..............................................        F-5
                Notes to the Consolidated Financial Statements...................................    F-6 to F-21

                2.   FINANCIAL STATEMENT SCHEDULE. The following financial
                     statement schedule of Granite Construction Incorporated for the years ended December 31, 1999, 1998 and 1997 is filed
                     as part of this Report and should be read in conjunction
                     with the consolidated financial statements of Granite
                     Construction Incorporated.
                                                                                                       Form 10-K
                                                                                                         Pages
                                                                                                     ------------

                Schedule

                Schedule II  -    Schedule of Valuation and Qualifying Accounts..................        S-1


                Schedules not listed above have been omitted because the required information is not applicable or is shown in the financial statements or notes.

                3. EXHIBITS. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

         (b) REPORTS ON FORM 8-K. The registrant was not required to file any reports on Form 8-K during the fourth quarter of fiscal 1999.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and the stockholders of Granite Construction, Inc.:


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on Page 26 present fairly, in all material respects, the financial position of Granite Construction, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on Page 26 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP


San Jose, California
February 11, 2000

                        GRANITE CONSTRUCTION INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

---------------------------------------------------------------------------------------------
DECEMBER 31,                                                           1999           1998
---------------------------------------------------------------------------------------------
                                     ASSETS

Current assets
        Cash and cash equivalents                                    $  61,832      $  62,470
        Short-term investments                                          46,245         58,954
        Accounts receivable                                            211,609        174,748
        Costs and estimated earnings in excess of billings              14,105         14,677
        Inventories                                                     12,823         12,773
        Deferred income taxes                                           14,885         15,397
        Equity in construction joint ventures                           30,611         20,020
        Other current assets                                            10,211         11,769
                                                                     ------------------------

            Total current assets                                       402,321        370,808
---------------------------------------------------------------------------------------------

Property and equipment                                                 242,913        205,737
---------------------------------------------------------------------------------------------

Other assets                                                            34,338         50,026
---------------------------------------------------------------------------------------------

                                                                     $ 679,572      $ 626,571
=============================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
        Current maturities of long-term debt                         $   5,985      $  10,787
        Accounts payable                                                95,662         88,194
        Billings in excess of costs and estimated earnings              66,342         50,619
        Accrued expenses and other current liabilities                  90,675         78,760
                                                                     ------------------------

            Total current liabilities                                  258,664        228,360
---------------------------------------------------------------------------------------------

Long-term debt                                                          64,853         69,137
---------------------------------------------------------------------------------------------

Deferred income taxes                                                   28,323         27,792
---------------------------------------------------------------------------------------------

Commitments and contingencies                                               --             --
---------------------------------------------------------------------------------------------

Stockholders' equity
        Preferred stock, $0.01 par value, authorized 3,000,000
             shares, none outstanding                                       --             --
        Common stock, $0.01 par value, authorized 50,000,000
             shares; issued and outstanding 26,995,506 shares in
             1999 and 27,648,961 in 1998                                   270            277
        Additional paid-in capital                                      49,817         45,080
        Retained earnings                                              285,832        262,517
                                                                     ------------------------
                                                                       335,919        307,874
        Unearned compensation                                           (8,187)        (6,592)
                                                                     ------------------------

                                                                       327,732        301,282
---------------------------------------------------------------------------------------------

                                                                     $ 679,572      $ 626,571
=============================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

---------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                 1999             1998             1997
---------------------------------------------------------------------------------------------------
Revenue:
         Construction                                 $ 1,169,755      $ 1,084,433      $   901,136
         Material sales                                   159,019          141,667          127,069
---------------------------------------------------------------------------------------------------
Total revenue                                           1,328,774        1,226,100        1,028,205
---------------------------------------------------------------------------------------------------
Cost of revenue:
         Construction                                   1,015,041          955,213          806,280
         Material sales                                   134,532          117,795          110,195
---------------------------------------------------------------------------------------------------
Total cost of revenue                                   1,149,573        1,073,008          916,475
---------------------------------------------------------------------------------------------------

         GROSS PROFIT                                     179,201          153,092          111,730
---------------------------------------------------------------------------------------------------

General and administrative expenses                        94,939           83,834           73,593
---------------------------------------------------------------------------------------------------

         OPERATING INCOME                                  84,262           69,258           38,137
---------------------------------------------------------------------------------------------------

Other income (expense)
         Interest income                                    8,682            9,856            7,941
         Interest expense                                  (8,791)          (9,551)          (7,515)
         Gain on sales of property and equipment            4,544            1,819            2,463
         Other, net                                        (2,654)           3,629            3,152
---------------------------------------------------------------------------------------------------
                                                            1,781            5,753            6,041
---------------------------------------------------------------------------------------------------

         INCOME BEFORE PROVISION FOR INCOME TAXES          86,043           75,011           44,178

Provision for income taxes                                 33,127           28,504           16,346
---------------------------------------------------------------------------------------------------


         NET INCOME                                   $    52,916      $    46,507      $    27,832
===================================================================================================

Net income per share
         Basic                                        $      2.03      $      1.75      $      1.05
         Diluted                                      $      1.96      $      1.70      $      1.03

Weighted average shares of common and
   common stock equivalents outstanding
         Basic                                             26,058           26,559           26,397
         Diluted                                           26,963           27,339           26,942

Dividends per share                                   $      0.40      $      0.30      $      0.24
===================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

---------------------------------------------------------------------------------------------------------------------------
                                                                    ADDITIONAL
                                                       COMMON         PAID-IN       RETAINED      UNEARNED
YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999            STOCK         CAPITAL       EARNINGS     COMPENSATION       TOTAL
---------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1996                           $     273      $  36,810      $ 201,663      $  (5,141)     $ 233,605
Net income                                                   --             --         27,832             --         27,832
Restricted stock issued - 234,396 shares, net                 1          3,240             --         (3,241)            --
Amortized restricted stock                                   --             --             --          2,299          2,299
Employee stock options exercised and
     related tax benefit- 32,850 shares                      --            350             --             --            350
Repurchase of common stock - 251,163 shares                  --         (3,011)          (126)            --         (3,137)
Common stock contributed to ESOP - 195,000 shares            --          2,356             --             --          2,356
Cash dividends on common stock                               --             --         (6,578)            --         (6,578)
Tax benefit from ESOP dividends                              --             --            707             --            707

---------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1997                                 274         39,745        223,498         (6,083)       257,434
Net income                                                   --             --         46,507             --         46,507
Restricted stock issued - 213,926 shares, net                 2          3,793             --         (3,795)            --
Amortized restricted stock                                   --             --             --          3,286          3,286
Employee stock options exercised and
     related tax benefit- 81,405 shares                       1          1,402             --             --          1,403
Repurchase of common stock - 107,733 shares                  --         (2,440)            --             --         (2,440)
Common stock contributed to ESOP - 61,800 shares             --          1,580             --             --          1,580
Cash dividends on common stock                               --             --         (8,288)            --         (8,288)
Tax benefit from ESOP dividends and other                    --          1,000            800             --          1,800

---------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1998                                 277         45,080        262,517         (6,592)       301,282
Net income                                                   --             --         52,916             --         52,916
Restricted stock issued - 236,578 shares, net                 2          6,427             --         (6,429)            --
Amortized restricted stock                                   --             --             --          4,834          4,834
Stock options and warrants exercised and
     related tax benefit- 130,940 shares                      1          1,419             --             --          1,420
Repurchase of common stock - 1,112,073 shares               (10)        (5,255)       (19,764)            --        (25,029)
Common stock contributed to ESOP - 91,100 shares             --          2,146             --             --          2,146
Cash dividends on common stock                               --             --        (10,876)            --        (10,876)
Tax benefit from ESOP dividends and other                    --             --          1,039             --          1,039

---------------------------------------------------------------------------------------------------------------------------

BALANCES, DECEMBER 31, 1999                           $     270      $  49,817      $ 285,832      $  (8,187)     $ 327,732
===========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                  1999           1998           1997
---------------------------------------------------------------------------------------------------------------
Operating Activities
      Net income                                                        $  52,916      $  46,507      $  27,832
      Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation, depletion and amortization                       42,363         38,124         38,219
            Gain on sales of property and equipment                        (4,544)        (1,819)        (2,463)
            Deferred income taxes                                           1,043            154            726
            Decrease in unearned compensation                               4,834          3,286          2,299
            Common stock contributed to ESOP                                2,146          1,580          2,356
            Equity in (gain) loss of affiliates                             5,292         (2,728)          (733)
            Other                                                            (424)            --             --
      Changes in assets and liabilities:
            Accounts and notes receivable                                 (34,106)       (10,715)       (43,072)
            Inventories                                                       (50)          (522)         1,242
            Equity in construction joint ventures                         (10,591)        (7,069)        (7,580)
            Other assets                                                    1,327            189            864
            Accounts payable                                                7,468          7,385         16,751
            Billings in excess of costs and estimated earnings, net        18,285          6,954         13,130
            Accrued expenses                                               14,028         14,704         14,227
                                                                        ---------------------------------------
                Net cash provided by operating activities                  99,987         96,030         63,798
---------------------------------------------------------------------------------------------------------------

Investing Activities
      Purchases of short-term investments                                 (98,082)       (91,090)       (27,351)
      Maturities of short-term investments                                110,791         50,546         42,508
      Additions to property and equipment                                 (82,035)       (52,462)       (48,448)
      Proceeds from sales of property and equipment                         9,130          5,357          4,688
      Investment in affiliates                                              1,083           (385)       (13,689)
      Development and sale of land and other investing activities           4,909            840         (6,915)
                                                                        ---------------------------------------
                Net cash used by investing activities                     (54,204)       (87,194)       (49,207)
---------------------------------------------------------------------------------------------------------------

Financing Activities
      Additions to long-term debt                                              --         60,000         27,046
      Repayments of long-term debt                                        (10,786)       (51,392)       (16,480)
      Employee stock options exercised                                         39            832            246
      Repurchase of common stock                                          (25,029)        (2,440)        (3,137)
      Dividends paid                                                      (10,645)        (7,725)        (6,570)
                                                                        ---------------------------------------
                Net cash provided (used) by financing activities          (46,421)          (725)         1,105
---------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                             (638)         8,111         15,696

Cash and cash equivalents at beginning of year                             62,470         54,359         38,663
                                                                        ---------------------------------------

Cash and cash equivalents at end of year                                $  61,832      $  62,470      $  54,359
===============================================================================================================

Supplementary Information
      Cash paid during the year for:
            Interest                                                    $   5,926      $   4,857      $   5,180
            Income taxes                                                   24,210         22,294         10,172
      Noncash financing and investing activity:
            Restricted stock issued for services                        $   6,429      $   3,795      $   3,241
            Dividends accrued but not paid                                  1,890          1,659          1,096
            Financed acquisition of property and equipment                  1,700             --          6,963
===============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  DESCRIPTION OF BUSINESS: The Company is a heavy civil contractor engaged in the construction of highways, dams, airports, mass transit facilities, real estate site development and other infrastructure related projects. The Company has offices in California, Texas, Georgia, Nevada, Arizona, Utah, and Florida.

                  PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated. The Company uses the equity method of accounting for affiliated companies where its ownership is between 20% and 50%. Additionally, the Company participates in joint ventures with other construction companies. The Company accounts for its share of the operations of these jointly controlled ventures on a pro rata basis in the consolidated statements of income and as a single line item in the consolidated balance sheets.

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

                  REVENUE RECOGNITION: Earnings on construction contracts including construction joint ventures are recognized on the percentage of completion method in the ratio of costs incurred to estimated final costs. Revenue in an amount equal to cost incurred is recognized prior to contracts reaching 25% completion. The related earnings are not recognized until the period in which such percentage completion is attained. It is the Company's judgment that until a project reaches 25% completion, there is insufficient information to determine with a reasonable level of comfort what the estimated profit on the project will be. Factors that can contribute to changes in estimates of contract profitability include, without limitation, site conditions that differ from those assumed in the original bid, the availability and skill level of workers in the geographic location of the project, the availability and proximity of materials, inclement weather and timing and coordination issues inherent in design/build projects. Contract cost is recorded as incurred and revisions in contract revenue and cost estimates are reflected in the accounting period when known. The 25% threshold is applied to all percentage of completion projects without exception unless and until the Company projects a loss on the project, in which case the estimated loss is immediately recognized. Claims for additional contract revenue are recognized if it is probable that the claim will result in additional revenue and the amount can be reliably estimated. Revenue from contract change orders is recognized when the owner has agreed to the change order. Revenue from the sale of materials is recognized upon delivery.

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

                  CASH AND CASH EQUIVALENTS: Cash equivalents are securities held for cash management purposes having original maturities of three months or less from the date of purchase.

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



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

                  PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation is provided using accelerated methods over lives ranging from three to ten years for construction equipment and the straight-line method over lives from three to twenty years for the remaining depreciable assets. The Company believes that accelerated methods best approximate the service provided by the construction equipment. Depletion of quarry property is based on the usage of depletable reserves. The cost and accumulated depreciation or depletion of property sold or retired is removed from the accounts and gains or losses, if any, are reflected in earnings for the period. During the year ended December 31, 1999 the Company capitalized interest costs related to certain self-constructed assets which reduced total interest expense of $9,368 by $577.

                  LONG-LIVED ASSETS: Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There have been no such events or changes in circumstances to date.

                  The Company holds for development and sale certain property acquired in foreclosure proceedings. Such assets are held in long-term other assets until such time as they are available to be sold and expected to be sold within a year, at which time they are carried in other current assets. Additionally, the Company frequently sells property and equipment that has reached the end of its useful life or no longer meets the Company's needs, including depleted quarry property. Such property is held in property and equipment until sold. During 1999, 1998 and 1997 there were no losses resulting from changes in the carrying amounts of these assets.

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

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

                  RECENT ACCOUNTING PRONOUNCEMENTS: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "SFAS 133", Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes methods of accounting and reporting for derivative instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal quarters of fiscal years beginning after June 15, 2000, as amended by SFAS 137. The Company believes that adoption of this pronouncement will have no material impact on the Company's financial position and results of operations.

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

                  DISCLOSURE OF SIGNIFICANT ESTIMATES - LITIGATION: The Company is a party to a number of legal proceedings and believes that the nature and number of these proceedings are typical for a construction firm of its size and scope and that none of these proceedings is material to the Company's financial position. The Company's litigation typically involves claims regarding public liability or contract related issues.

                  CONCENTRATIONS: The Company maintains the majority of cash balances and all of its short-term investments with several financial institutions. The Company invests with high credit quality financial institutions, and, by policy, limits the amount of credit exposure to any financial institution. A significant portion of the Company's labor force is subject to collective bargaining agreements. Collective bargaining agreements covering 28.4% of the Company's unionized labor force at December 31, 1999 will expire during 2000.

                  Revenue received from federal, state and local government agencies amounted to $856,399 (64.5%) in 1999, $835,986 (68.2%) in
         1998, and $726,657 (70.6%) in 1997. California Department of Transportation represented $135,265 (10.2%) in 1999, $142,008 (11.6%)
         in 1998, and $139,300 (13.5%) in 1997 of total revenue. The Company performs ongoing credit evaluations of its customers and generally does not require collateral, although the law provides the Company the ability to file mechanics liens on real property improved for private customers in the event of non-payment by such customers. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. The Company has no foreign operations.

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



3.       SHORT-TERM INVESTMENTS

         The carrying and market values of short-term investments are as follows at December 31, 1999 and 1998:

                                              Held-To-Maturity                                  Held-To-Maturity
                                              December 31, 1999                                December 31, 1998

                                Carrying   Unrealized   Unrealized     Fair       Carrying  Unrealized    Unrealized     Fair
                                 Value       Gains        Losses       Value       Value       Gains        Losses       Value
                                ----------------------------------------------    ----------------------------------------------
U.S. Government and Agency
   Obligations                  $ 20,222    $      4     $     --     $ 20,226    $ 19,271    $     10     $     --     $ 19,281
Commercial Paper                  12,917          16           --       12,933      25,721           2           (4)      25,719
Municipal Bonds                       --          --           --           --       5,022          12           --        5,034
Domestic Banker's Acceptance       7,079          22           --        7,101       4,921          --           (3)       4,918
                                ----------------------------------------------    ----------------------------------------------

                                  40,218          42           --       40,260      54,935          24           (7)      54,952
                                ----------------------------------------------    ----------------------------------------------

                                              Available-For-Sale                               Available-For-Sale
                                              December 31, 1999                                December 31, 1998

                                Carrying   Unrealized   Unrealized     Fair       Carrying  Unrealized    Unrealized     Fair
                                 Value       Gains        Losses       Value       Value       Gains        Losses       Value
                                ----------------------------------------------    ----------------------------------------------
U.S. Government and Agency
   Obligations                     2,999          --          (82)       2,917       2,991           7           --        2,998
Municipal Bonds                    3,028          --          (18)       3,010       1,028           4           --        1,032
                                ----------------------------------------------    ----------------------------------------------

                                   6,027          --         (100)       5,927       4,019          11           --        4,030
                                ----------------------------------------------    ----------------------------------------------

Total Short-Term Investments    $ 46,245    $     42     $   (100)    $ 46,187    $ 58,954    $     35     $     (7)    $ 58,982
                                ==============================================    ==============================================


                  There were no sales of investments classified as available-for-sale for the years ended December 31, 1999 and 1998. Unrealized gains and losses were considered immaterial for both 1999 and 1998 and, thus, not recorded as a separate item in stockholders' equity. At December 31, 1999, scheduled maturities of investments are as follows:

----------------------------------------------------------------------------
                                        Held-To-     Available-
                                        Maturity      For-Sale        Total
----------------------------------------------------------------------------
Within one year                         $ 40,218      $  4,999      $ 45,217
After one year through five years             --         1,028         1,028
----------------------------------------------------------------------------

                                        $ 40,218      $  6,027      $ 46,245
============================================================================

           For the years ended December 31, 1999 and 1998, purchases and maturities were as follows:

                ----------------------------------------       ----------------------------------------
                             December 31, 1999                          December 31, 1998

                Held-To-       Available-                      Held-To-      Available-
                Maturity        For-Sale         Total         Maturity       For-Sale          Total
                ----------------------------------------       ----------------------------------------
Purchases       $  92,870       $   5,212      $  98,082       $  83,968      $   7,122       $  91,090
Maturities        107,587           3,204        110,791          39,500         11,046          50,546
                ----------------------------------------       ----------------------------------------

Net change      $ (14,717)      $   2,008      $ (12,709)      $  44,468      $  (3,924)      $  40,544
                ========================================       ========================================

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



  4.       ACCOUNTS RECEIVABLE

--------------------------------------------------------------------------------
DECEMBER 31,                                                1999          1998
--------------------------------------------------------------------------------
Construction Contracts
  Completed and in progress                               $127,544      $ 96,895
  Retentions                                                61,055        56,774
--------------------------------------------------------------------------------

                                                           188,599       153,669

Construction material sales                                 19,421        19,554
Other                                                        4,813         2,224
--------------------------------------------------------------------------------

                                                           212,833       175,447

Less allowance for doubtful accounts                         1,224           699
--------------------------------------------------------------------------------

                                                          $211,609      $174,748
================================================================================

         Accounts receivable includes amounts billed and billable for public and private contracts. The balances billed but not paid by customers pursuant to retainage provisions in construction contracts generally become due upon completion of the contracts and acceptance by the owners. Retainage amounts at December 31, 1999 are expected to be collected as follows: $56,457 in 2000; $1,015 in 2001, $3,353 in 2002 and $230 in 2003.

5.       EQUITY METHOD INVESTMENTS

                  The Company participates in various construction joint venture partnerships. Generally, each construction joint venture is formed to accomplish a specific project and is dissolved upon completion of the project. The joint venture agreements typically provide that the interests of the Company in any profits and assets, and its respective shares in any losses and liabilities that may result from the performance of the contract are limited to the Company's stated percentage interest in the project. Although the venture's contract with the project owner typically requires joint and several liability, the Company's agreements with its joint venture partners provide that each party will assume and pay its full proportionate share of any losses resulting from a project. The Company has no significant commitments beyond completion of the contract. The Company's share of these ventures ranges from 15% - 55% the most significant of which include a 23% share of the I-15 Corridor reconstruction project in Salt Lake City, Utah, a 40% share of a highway and tunnel project in Atlantic City, New Jersey, a 25% share of a major dam project near Hemet, California, and a 55% share of an I-17 design build project in Maricopa County, Arizona.

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



5.       EQUITY METHOD INVESTMENTS, CONTINUED

         The combined assets, liabilities and net assets of these ventures are as follows:


--------------------------------------------------------------------------------
DECEMBER 31,                                                1999          1998
--------------------------------------------------------------------------------
Assets
   Total                                                  $260,275      $245,071
   Less other venturers' interest                          188,803       183,701
--------------------------------------------------------------------------------

   Company's interest                                       71,472        61,370
--------------------------------------------------------------------------------

Liabilities
   Total                                                   149,453       162,476
   Less other venturers' interest                          108,592       121,126
--------------------------------------------------------------------------------

   Company's interest                                       40,861        41,350
--------------------------------------------------------------------------------

Company's interest in net assets                          $ 30,611      $ 20,020
================================================================================

         The revenue and costs of revenue of construction joint ventures are as follows:

---------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                             1999          1998          1997
---------------------------------------------------------------------------------------
Revenue
   Total                                           $646,277      $649,042      $326,895
   Less other venturers' interest                   469,350       497,407       248,028
---------------------------------------------------------------------------------------

   Company's interest                               176,927       151,635        78,867
---------------------------------------------------------------------------------------

Cost of Revenue
   Total                                            575,432       578,608       287,705
   Less other venturers' interest                   418,628       443,123       220,497
---------------------------------------------------------------------------------------

   Company's interest                               156,804       135,485        67,208
---------------------------------------------------------------------------------------

                                                   $ 20,123      $ 16,150      $ 11,659
=======================================================================================

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



5.       EQUITY METHOD INVESTMENTS, CONTINUED

                  Additionally, the Company has investments in affiliates that are accounted for on the equity method. The most significant of these investments is a 30% interest in T.I.C. Holdings, Inc. and a 22.2% limited partnership interest in a partnership which constructed and operates a private toll road. At December 31, 1999 the Company had a commitment supported by a letter of credit of $2,044 related to its limited partnership interest. Differences between the carrying amount of the Company's investments and the underlying equity in net assets, which approximate $5,000 at December 31, 1999, are being amortized over an estimated useful life of 10 years. The summarized financial information below represents an aggregation of the Company's nonsubsidiary affiliates:

 --------------------------------------------------------------------------------------
 YEARS ENDED DECEMBER 31,                        1999            1998           1997
 --------------------------------------------------------------------------------------
 Balance sheet data
   Assets                                      $ 347,721       $ 328,496      $ 275,685
   Liabilities                                   305,542         267,397        216,512
   Net assets                                     42,179          61,099         59,173
 --------------------------------------------------------------------------------------
 Company's equity investment in affiliates        23,139          29,515         25,008
 --------------------------------------------------------------------------------------

 Earnings data
   Revenue                                       767,754         561,568        434,389
   Gross profit                                   33,628          50,452         41,137
   Earnings (loss) before taxes and
     Continuing operations                       (12,426)          7,510          1,891
   Earnings (loss) before taxes                  (18,655)          7,510          1,891
 --------------------------------------------------------------------------------------
 Company's equity in earnings (loss)           $  (5,292)      $   2,728      $     733
 --------------------------------------------------------------------------------------

                  The Company's equity investment in affiliates in 1998 reflected above includes an investment of $1,394 made in a prior period.

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



6.       PROPERTY AND EQUIPMENT

--------------------------------------------------------------------------------
DECEMBER 31,                                             1999            1998
--------------------------------------------------------------------------------
Land                                                    $ 36,485        $ 33,742
Quarry property                                           46,891          38,390
Buildings and leasehold improvements                      33,791          22,843
Equipment and vehicles                                   478,990         434,737
Office furniture and equipment                             7,110           4,870
--------------------------------------------------------------------------------

                                                         603,267         534,582

Less accumulated depreciation,
  depletion and amortization                             360,354         328,845
--------------------------------------------------------------------------------

                                                        $242,913        $205,737
================================================================================

7.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

--------------------------------------------------------------------------------
 DECEMBER 31,                                               1999            1998
--------------------------------------------------------------------------------
 Payroll and related employee benefits                  $ 40,375        $ 34,829
 Accrued insurance                                        30,425          26,487
 Income taxes                                              3,696           2,542
 Other                                                    16,179          14,902
--------------------------------------------------------------------------------

                                                        $ 90,675        $ 78,760
================================================================================

8.       LONG-TERM DEBT AND CREDIT ARRANGEMENTS

--------------------------------------------------------------------------------
 DECEMBER 31,                                               1999            1998
--------------------------------------------------------------------------------
 Senior notes payable                                   $ 60,000        $ 60,000
 Notes payable to bank                                     5,000          15,000
 Other notes payable                                       5,838           4,924
--------------------------------------------------------------------------------

                                                          70,838          79,924

 Less current maturities                                   5,985          10,787
--------------------------------------------------------------------------------

                                                        $ 64,853        $ 69,137
================================================================================

The aggregate minimum principal maturities of long-term debt for each of the five years following December 31, 1999 are as follows: 2000 - $5,985; 2001 - $2,707; 2002 - $7,686; 2003 - $6,863; 2004 - $6,876; and beyond 2004 - $40,721.

                  The Company has a bank revolving line of credit of $75,000 which allows for unsecured borrowings for up to five years through June 29, 2001, with interest rate options. Outstanding borrowings under the revolving line of credit are at the IBOR interest rate plus margin (6.19% and 1.0%, respectively at December 31, 1999) with principal payable semiannually beginning December 2001 through June 2006 and interest payable quarterly. There were no amounts outstanding at December 31, 1999.

                  The Company has standby letters of credit totaling approximately $14,603 outstanding at December 31, 1999 of which $12,559 reduces the amount available under the revolving line of credit and $2,044 supports the commitment by the Company related to its investment in a limited partnership. The unused and available portion of the line of credit at December 31, 1999 was approximately $62,441.

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



8.       LONG-TERM DEBT AND CREDIT ARRANGEMENTS, CONTINUED

                  Senior Notes Payable in the amount of $60 million are due to a group of institutional holders. The notes are due in nine equal annual installments beginning in 2002 and bear interest at 6.54% per annum. The Company used $39 million of the proceeds of the notes to retire its bank revolving credit notes.

                  Notes payable to bank are unsecured with principal payable semiannually and interest payable quarterly through June 2000 at the IBOR rate plus margin (6.19% and 1.0%, respectively at December 31, 1999).

                  Restrictive covenants under the terms of debt agreements include the maintenance of certain levels of working capital and cash flow. Other covenants prohibit capital expenditures in excess of specified limits and require the maintenance of tangible net worth (as defined) of approximately $238,000.

                  Other notes payable are comprised primarily of notes incurred in connection with the purchase of property and equipment, and other assets. These notes are collateralized by the assets purchased and bear interest at 6.5% to 8.8% per annum with principal and interest payable in installments through 2007.

9.       EMPLOYEE BENEFIT PLANS

                  EMPLOYEE STOCK OWNERSHIP PLAN: The Company's Employee Stock Ownership Plan ("ESOP") covers all employees not included in collective bargaining agreements. As of December 31, 1999, the ESOP owned 7,159,981 shares of the Company's common stock. Dividends on shares held by the ESOP are charged to retained earnings and all shares held by the ESOP are treated as outstanding in computing the Company's earnings per share.

                  Contributions to the ESOP are at the discretion of the Board of Directors and comprise shares of the Company's stock that were purchased on the market and immediately contributed to the plan. Compensation cost is measured as the cost to purchase the shares (market value on the date of purchase and contribution). Contributions for the years ended December 31, 1999, 1998 and 1997 were approximately $1,769, $1,957 and $1,812, respectively.

                  PROFIT SHARING AND 401k PLAN: The Profit Sharing and 401k Plan is a defined contribution plan covering all employees not included in collective bargaining agreements. Each employee can elect to have up to 10% of gross pay contributed to the plan on a before-tax basis. The plan allows for Company matching and additional contributions at the discretion of the Board of Directors.

                  Company contributions to the Profit Sharing and 401k Plan for the years ended December 31, 1999, 1998 and 1997 were $3,414, $8,402 and $4,706, respectively. Included in the contributions were 401k matching contributions of $2,762, $1,990 and $1,807, respectively.

         OTHER: The Company`s wholly owned subsidiary, Granite Construction Company, also contributes to various multi-employer pension plans on behalf of union employees. Contributions to these plans for the years ended December 31, 1999, 1998 and 1997 were approximately $14,435, $13,498 and $11,972, respectively.

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



10.      STOCKHOLDERS' EQUITY

                  1999 EQUITY INCENTIVE PLAN: On May 24, 1999, the Company's stockholders approved the 1999 Equity Incentive Plan (the "Plan"), which replaces the Company's 1990 Omnibus Stock and Incentive Plan (the "1990 Plan"). The Plan provides for the grant of restricted common stock, incentive and nonqualified stock options, performance units and performance shares to employees and awards to the Company's board of directors in the form of stock units or stock options ("Director Options"). A total of 2,500,000 shares of the Company's common stock have been reserved for issuance under the Plan. The exercise price for incentive and nonqualified stock options granted under the Plan may not be less than 100% and 85%, respectively, of the fair market value at the date of the grant. Options granted will be exercisable at such times and be subject to such restrictions and conditions as determined by the compensation committee, but no option shall be exercisable later than ten years from the date of grant. Restricted common stock is issued for services to be rendered and may not be sold, transferred or pledged for such period as determined by the compensation committee.

                  Restricted shares outstanding at December 31, 1999 were 804,412 shares. Restricted stock compensation cost is measured at the stock's fair value on the date of grant. The compensation cost is recognized ratably over the vesting period -- generally five years. An employee may not sell or otherwise transfer unvested shares and, in the event that an employee terminates his or her employment prior to the end of the vesting period, any unvested shares are surrendered to the Company. The Company has no obligation to repurchase restricted stock. Compensation expense related to restricted shares for the years ended December 31, 1999, 1998 and 1997 was $4,834, $3,286 and $2,299,
         respectively.

                  Stock options granted under the 1990 Plan, all of which were granted in 1990, will expire in 2000. All options were granted, cancelled and exercised at $7.56 per share and are 100% vested at December 31, 1999. Stock option transactions under the 1990 Plan during 1999, 1998 and 1997 are summarized as follows:

-------------------------------------------------------------------------------------
December 31,                                     1999           1998           1997
-------------------------------------------------------------------------------------
Options outstanding, beginning of year           70,625        157,125        189,975
Options exercised                               (17,250)       (81,405)       (32,850)
Options forfeited                                    --         (5,095)            --
-------------------------------------------------------------------------------------

Options outstanding, end of year                 53,375         70,625        157,125
=====================================================================================

                  The Company granted Director Options to purchase 7,367 shares of the Company's stock under the Plan during 1999 at a weighted average exercise price of $10.35. The options are immediately exercisable and all remain outstanding at December 31, 1999.

                  The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). Accordingly, the compensation cost for the options granted in 1999 was recognized to the extent the fair market value exceeded the exercise price, as all of the options were granted at prices less than fair market value.

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



10.      STOCKHOLDERS' EQUITY, CONTINUED

                  The fair value of each option grant was estimated at the grant date using a type of Black-Scholes option pricing model with the following assumptions used for grants: dividend yield of 1.53%-2.17%, volatility of 33.8%, risk free interest rates of 5.9%-6.45% and an expected life of eight years. Based on these assumptions, the aggregate fair value and weighted average fair value per share of options granted in 1999 was $90 (of which $78 was recognized as expense in 1999) and $12.28, respectively. Had compensation expense been determined based upon fair values at the grant date in accordance with SFAS 123, the Company's net earnings would have been reduced to the pro forma amount indicated below, however the Company's earnings per share would be unchanged.


                  -------------------------------------------------------
                  PRO FORMA NET INCOME
                  -------------------------------------------------------
                  Net Income as Reported                        $ 52,916

                  Pro forma Net Income                          $ 52,904
                  =======================================================

                  The options outstanding and exercisable by exercise price for the Plan at December 31, 1999 are as follows:

--------------------------------------------------------------------------------
                                                    Weighted
                                    Options          Average          Weighted
                                  Outstanding       Remaining          Average
                                      and          Contractual        Exercise
  Exercise Prices                 Exercisable      Life (years)        Price
--------------------------------------------------------------------------------
$ 8.99                               4,804             9.75            $ 8.99
$12.90                               2,563            10.00            $12.90
--------------------------------------------------------------------------------
                                     7,367             9.84            $10.35
================================================================================

                  OTHER: The Company has issued warrants to purchase 450,000 shares of its common stock at an exercise price of $13.37 per share. The warrants expire on July 25, 2002. As of December 31, 1999 there were 215,300 warrants outstanding.

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



11.      EARNINGS PER SHARE

                  In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows (in thousands except per share data):

------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                  1999         1998         1997
------------------------------------------------------------------------------------------
NUMERATOR - BASIC AND DILUTED EARNINGS PER SHARE
            Net income                                  $ 52,916     $ 46,507     $ 27,832
==========================================================================================

DENOMINATOR - BASIC EARNINGS PER SHARE
            Common stock outstanding                      27,159       27,570       27,375
            Less restricted stock outstanding              1,101        1,011          978
------------------------------------------------------------------------------------------

           TOTAL                                          26,058       26,559       26,397
------------------------------------------------------------------------------------------

Basic earnings per share                                $   2.03     $   1.75     $   1.05
==========================================================================================

DENOMINATOR - DILUTED EARNINGS PER SHARE
            Denominator - Basic Earnings per Share        26,058       26,559       26,397
            Effect of Dilutive Securities:
                   Warrants                                  190          175           --
                   Common stock options                       41           64           74
                   Restricted stock                          674          541          471
------------------------------------------------------------------------------------------

            TOTAL                                         26,963       27,339       26,942
------------------------------------------------------------------------------------------

Diluted earnings per share                              $   1.96     $   1.70     $   1.03
==========================================================================================

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



12.      INCOME TAXES

Provision for income taxes:

--------------------------------------------------------------------------------------
Years Ended December 31,                        1999            1998            1997
--------------------------------------------------------------------------------------
Federal
   Current                                    $ 26,823        $ 23,592        $ 12,964
   Deferred                                        905             138             646
--------------------------------------------------------------------------------------

                                                27,728          23,730          13,610
--------------------------------------------------------------------------------------

State
   Current                                       5,260           4,758           2,656
   Deferred                                        139              16              80
--------------------------------------------------------------------------------------

                                                 5,399           4,774           2,736
--------------------------------------------------------------------------------------

                                              $ 33,127        $ 28,504        $ 16,346
======================================================================================

Reconciliation of statutory to effective tax rate:

--------------------------------------------------------------------------------------
 Years Ended December 31,                       1999            1998            1997
--------------------------------------------------------------------------------------
 Federal statutory tax rate                       35.0%           35.0%           35.0%
 State taxes, net of federal tax benefit           4.1             4.1             4.0
 Percentage depletion deduction                   (1.5)           (1.1)           (2.0)
 Other                                             0.9              --              --
--------------------------------------------------------------------------------------

                                                  38.5%           38.0%           37.0%
======================================================================================

Deferred tax assets and liabilities:

-------------------------------------------------------------------------------
DECEMBER 31,                                          1999               1998
-------------------------------------------------------------------------------
Deferred Tax Assets:
   Accounts receivable                              $  1,222           $    915
   Inventory                                           1,349              1,556
   Property and equipment                              2,374              1,755
   Insurance accruals                                 10,185              9,849
   Deferred compensation                               2,385              3,014
   Other accrued liabilities                           5,715              4,341
   Other                                                 329                936
-------------------------------------------------------------------------------
                                                      23,559             22,366
-------------------------------------------------------------------------------

Deferred Tax Liabilities:
   Property and equipment                             29,155             29,697
   Contract recognition                                3,867              1,532
   TIC basis difference                                2,694              3,053
   Other                                               1,281                479
-------------------------------------------------------------------------------

                                                      36,997             34,761
-------------------------------------------------------------------------------

                                                    $(13,438)          $(12,395)
===============================================================================

                  The deferred tax asset for insurance accruals relates primarily to the self funded portion of the Company's workers compensation and public liability insurance which is deductible in future periods. The deferred tax asset for other accrued liabilities relates to various items including accrued vacation and accrued reclamation costs which are deductible in future periods. The deferred tax liability for the TIC basis difference represents the undistributed earnings of TIC for which income and the related tax provision have been recognized on the Company's records.

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



13.      LEASES

                  Minimum rental commitments under all noncancellable operating leases, primarily quarry property and construction equipment, in effect at December 31, 1999 were:

             Years Ending December 31,
             2000                                           $ 4,362
             2001                                             2,602
             2002                                             2,092
             2003                                             1,932
             2004                                             1,561
             Later years (through 2016)                       3,764
             ------------------------------------------------------

             Total minimum rental commitment                $16,313
             ======================================================

          Operating lease rental expense was $4,726 in 1999, $4,628 in 1998, and $4,414 in 1997.

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

INFORMATION ABOUT PROFIT AND ASSETS

----------------------------------------------------------------------------------------
                                                HCD             BRANCH           TOTAL
----------------------------------------------------------------------------------------
1999
       Revenues from external customers      $  373,876       $  954,898      $1,328,774
       Intersegment revenue transfer            (21,566)          21,566              --
                                             -------------------------------------------
       Net revenue                              352,310          976,464       1,328,774
       Depreciation and amortization              8,068           30,080          38,148
       Operating income                          34,176           83,878         118,054
       Property and equipment                    28,759          194,919         223,678

----------------------------------------------------------------------------------------
1998
       Revenues from external customers      $  305,856       $  920,244      $1,226,100
       Intersegment revenue transfer            (25,668)          25,668              --
                                             -------------------------------------------
       Net revenue                              280,188          945,912       1,226,100
       Depreciation and amortization              7,396           27,292          34,688
       Operating income                          12,139           86,688          98,827
       Property and equipment                    26,618          167,540         194,158

----------------------------------------------------------------------------------------
1997
       Revenues from external customers      $  208,094       $  820,111      $1,028,205
       Intersegment revenue transfer            (11,831)          11,831              --
                                             -------------------------------------------
       Net revenue                              196,263          831,942       1,028,205
       Depreciation and amortization              7,364           27,513          34,877
       Operating income                           3,394           54,679          58,073
       Property and equipment                    26,995          159,057         186,052
----------------------------------------------------------------------------------------

                        GRANITE CONSTRUCTION INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



14.      BUSINESS SEGMENT INFORMATION, CONTINUED

RECONCILIATION OF SEGMENT PROFIT AND ASSETS TO THE COMPANY'S CONSOLIDATED
TOTALS:

--------------------------------------------------------------------------------------------
                                                      1999            1998            1997
--------------------------------------------------------------------------------------------
Profit or Loss:

Total profit or loss for reportable segments       $ 118,054       $  98,827       $  58,073
Other income                                           1,781           5,753           6,041
Unallocated other corporate expenses                 (33,792)        (29,569)        (19,936)
--------------------------------------------------------------------------------------------
     Income before provision for income taxes      $  86,043       $  75,011       $  44,178
============================================================================================

Assets:

Total assets for reportable segments               $ 223,678       $ 194,158

Assets not allocated to segments:
        Cash and cash equivalents                     61,832          62,470
        Short-term investments                        46,245          58,954
        Deferred income taxes                         14,885          15,397
        Other current assets                         279,359         233,987
        Property and equipment                        19,235          11,579
        Other assets                                  34,338          50,026
----------------------------------------------------------------------------
     Consolidated Total                            $ 679,572       $ 626,571
============================================================================

15.      SUBSEQUENT EVENTS (UNAUDITED)

                  On January 24, 2000, the Board of Directors declared a special dividend of $0.06 per share of common stock in addition to a $0.10 per share quarterly dividend, payable on April 14, 2000 to stockholders of record as of March 31, 2000. The quarterly dividend represents a $0.03 per share increase over the dividends paid in 1999 of $0.07 per share.

                  In January 2000, the Company purchased 30% of the common stock of Wilder Construction Company ("Wilder") for a purchase price of $13.1 million. The purchase agreement provides for the Company to increase its ownership in Wilder to between 51% and 60% in 2002 and to 75% in 2004. Founded in 1911, Wilder is a heavy-civil construction company with regional offices located in Washington, Oregon and Alaska. Wilder has annual revenues of approximately $150 million and employs approximately 650 people throughout the Northwest and Alaska.

                  The Company currently holds a 30% minority interest in T.I.C. Holdings, Inc. ("TIC"). In February 2000, the Company reached an agreement in principle with TIC to sell its minority interest back to TIC over a three and one half-year period. Under the agreement in principle, TIC will have the opportunity to repurchase shares sooner based on an agreed to formula. A definitive agreement has not yet been finalized. This will allow TIC to retain its independence while allowing both companies to maintain their strategic alliance. The proposed agreement will also allow the Company to intensify its focus on its core business in heavy civil construction.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 33-36482 and 33-36485) of Granite Construction Incorporated of our report dated February 11, 2000 relating to the financial statements and financial statement schedule, which appears in this Annual Report on Form 10-K.


PricewaterhouseCoopers LLP


San Jose, California
March 30, 2000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2000               GRANITE CONSTRUCTION INCORPORATED


                                   By:  /s/ William E. Barton
                                       -----------------------------------------
                                       [William E. Barton, Senior Vice President
                                       and Chief Financial Officer]

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 22, 2000, by the following persons in the capacities indicated.


/s/ David H. Watts                             Chairman of the Board,
---------------------------------              President, Chief Executive Officer,
[David H. Watts]                               and Director


/s/ William E. Barton                          Senior Vice President and Chief Financial Officer
---------------------------------              Principal Accounting and Financial Officer
[William E. Barton]


/s/ Joseph J. Barclay                          Director
---------------------------------
[Joseph J. Barclay]


/s/ Richard M. Brooks                          Director
---------------------------------
[Richard M. Brooks]


/s/ Linda Griego                               Director
---------------------------------
[Linda Griego]

/s/ Brian C. Kelly                             Director
---------------------------------
[Brian C. Kelly]


/s/ Rebecca A. McDonald                        Director
---------------------------------
[Rebecca A. McDonald]

/s/ Raymond E. Miles                           Director
---------------------------------
[Raymond E. Miles]

/s/ J. Fernando Niebla                         Director
---------------------------------
[J. Fernando Niebla]

/s/ George B. Searle                           Director
---------------------------------
[George B. Searle]

                           INDEX TO FORM 10-K EXHIBITS

Exhibit                                                                                                            Page
No.               Description                                                                                       No.
---               -----------                                                                                      ----
3.1               Certificate of Incorporation of Granite Construction Incorporated                                [a]

3.1.a             Amendment to the Certificate of Incorporation of Granite Construction Incorporated               [f]

3.1.b             Certificate of Incorporation of Granite Construction Incorporated as Amended and
                  Restated (Effective May 22, 1998)                                                                [f]

3.2               Bylaws of Granite Construction Incorporated (as amended and restated effective
                  February 27, 1991)                                                                               [b]

10.1              Amendment to and Restatement of the Granite Construction Incorporated Employee
                  Stock Ownership Plan adopted November 16, 1998 and effective January 1, 1998                     [f]

10.1.a            Granite Construction Incorporated Employee Stock Ownership Trust Agreement                       [b]

10.1.b            Amendment 1 to the Granite Construction Incorporated Employee Stock Ownership
                  Plan Trust Agreement adopted December 19, 1995, effective January 1, 1996                        [c]

10.2              Granite Construction Profit Sharing and 401(k) Plan as Amended and Restated Effective
                  January 1, 1999                                                                                  __

10.3              Credit Agreement dated and effective June 30, 1997                                               [e]

10.3.a            First Amendment to the Credit Agreement entered into January 16, 1998                            [e]

10.3.b            Second Amendment to the Credit Agreement entered into June 30, 1998                              [f]

10.3.c            Third Amendment to the Credit Agreement entered into June 30, 1999                               __

10.4              Form of Director and Officer Indemnification Agreement                                           [a]

10.5              Form of Executive Officer Employment Agreement                                                   [a]

10.6              Amendment to and Restatement of the Granite Construction Incorporated Key
                  Management Deferred Compensation Plan adopted and effective January 1, 1998                      [f]

10.6.a            Amendment 1 to Granite Construction Incorporated Key Management Deferred
                  Compensation Plan dated April 23, 1999                                                           __

10.7              Amendment to and Restatement of the Granite Construction Incorporated Key
                  Management Deferred Incentive Compensation Plan adopted and effective January 1, 1998            [f]

10.7.a            Amendment 1 to Granite Construction Incorporated Key Management Deferred Incentive
                  Compensation Plan dated April 23, 1999                                                           __

10.8              Note Purchase Agreement between Granite Construction Incorporated and certain purchasers
                  dated March 1, 1998                                                                              [f]

10.9              Subsidiary Guaranty Agreement from the Subsidiaries of Granite Construction Incorporated as Guarantors of the Guaranty of Notes and Note Agreement and the Guaranty of Payment
                  and Performance dated March 1, 1998                                                              [f]

10.10             Granite Construction Incorporated 1999 Equity Incentive Plan                                     __

21.1              List of Subsidiaries of Granite Construction Incorporated                                        [d]

24.1              Consent of PricewaterhouseCoopers, LLP is contained on page 27 of this Report

27.1              Financial Data Schedule                                                                          __


[a] Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (No. 33-33795).

[b] Incorporated by reference to the exhibits filed with the Company's Form 10-K for the year ended December 31, 1991.

[c] Incorporated by reference to the exhibits filed with the Company's Form 10-K for the year ended December 31, 1995.

[d] Incorporated by reference to the exhibits filed with the Company's Form 10-K for the year ended December 31, 1996.

[e] Incorporated by reference to the exhibits filed with the Company's Form 10-K for the year ended December 31, 1997.

[f] Incorporated by reference to the exhibits filed with the Company's Form 10-K for the year ended December 31, 1998.

                                                                     SCHEDULE II


                        GRANITE CONSTRUCTION INCORPORATED


                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                                        ADDITIONS
                                                               --------------------------
                                                 BALANCE AT                              ADJUSTMENTS    BALANCE AT
                                                 BEGINNING     BAD DEBT                      AND          END OF
             DESCRIPTION                          OF YEAR      EXPENSE      COLLECTIONS  DEDUCTIONS(1)    PERIOD
------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999
   Allowance for doubtful accounts ........      $    699      $    997      $  1,516      $ (1,988)     $  1,224
                                                 ================================================================

   Allowance for notes receivable .........      $     68      $     --      $     --      $     --      $     68
                                                 ================================================================

YEAR ENDED DECEMBER 31, 1998
   Allowance for doubtful accounts ........      $    691      $ (2,628)     $  3,538      $   (902)     $    699
                                                 ================================================================

   Allowance for notes receivable .........      $     68      $     --      $     --      $     --      $     68
                                                 ================================================================
YEAR ENDED DECEMBER 31, 1997
   Allowance for doubtful accounts ........      $    693      $    759      $  1,162      $ (1,923)     $    691
                                                 ================================================================

   Allowance for notes receivable .........      $     68      $     --      $     --      $     --      $     68
                                                 ================================================================

(1)  Accounts deemed to be uncollectible