Form 10-Q
period 2000-03-31
GRANITE CONSTRUCTION INC
filed 2000-05-15
CIK 861459

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

(  )       Transition Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934
           For the transition period from _____________ to _____________

                           Commission File No. 1-12911

                        GRANITE CONSTRUCTION INCORPORATED

       State of Incorporation:                  I.R.S. Employer Identification
       Delaware                                 Number:  77-0239383


                            Corporate Administration:

                              525 West Beach Street
                          Watsonville, California 95076
                                 (831) 724-1011

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]     No   [ ]

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 9, 2000.

            Class                                                Outstanding
 -----------------------------                                -----------------
 Common Stock, $0.01 par value                                27,289,616 shares

                        GRANITE CONSTRUCTION INCORPORATED

                                      INDEX

                                                                                              Page
                                                                                              ----
PART I.     FINANCIAL INFORMATION

            Item 1.  Financial Statements

                     Condensed Consolidated Balance
                     Sheets as of March 31, 2000 and
                     December 31, 1999...........................................................4

                     Condensed Consolidated Statements
                     of Income for the Three Months Ended
                     March 31, 2000 and 1999.....................................................5

                     Condensed Consolidated Statements
                     of Cash Flows for the Three Months
                     Ended March 31, 2000 and 1999...............................................6

                     Notes to the Condensed Consolidated
                     Financial Statements.....................................................7-10

            Item 2.  Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations...........................................................11-16

            Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................17

PART II.    OTHER INFORMATION

            Item 1.  Legal Proceedings..........................................................19
            Item 2.  Changes in Securities......................................................19
            Item 3.  Defaults upon Senior Securities............................................19
            Item 4.  Submission of Matters to a Vote of Security Holders........................19
            Item 5.  Other Information..........................................................19
            Item 6.  Exhibits and Reports on Form 8-K...........................................20
                     Exhibit Index..............................................................22

                          PART I. FINANCIAL INFORMATION

                        GRANITE CONSTRUCTION INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


===============================================================================================
                                                                    MARCH 31,      December 31,
                                                                      2000            1999
-----------------------------------------------------------------------------------------------
                                                                   (UNAUDITED)
                                     ASSETS

Current assets
       Cash and cash equivalents                                    $  42,613       $  61,832
       Short-term investments                                          35,806          46,245
       Accounts receivable                                            161,936         211,609
       Costs and estimated earnings in excess of billings              15,736          14,105
       Inventories                                                     17,300          12,823
       Deferred income taxes                                           14,885          14,885
       Equity in construction joint ventures                           33,837          30,611
       Other current assets                                             8,059          10,211
                                                                    -------------------------

           Total current assets                                       330,172         402,321
---------------------------------------------------------------------------------------------

Property and equipment                                                249,644         242,913
---------------------------------------------------------------------------------------------

Other assets                                                           46,799          34,338
---------------------------------------------------------------------------------------------

                                                                    $ 626,615       $ 679,572
=============================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Current maturities of long-term debt                         $   5,985       $   5,985
       Accounts payable                                                74,480          95,662
       Billings in excess of costs and estimated earnings              50,097          66,342
       Accrued expenses and other current liabilities                  76,448          90,675
                                                                    -------------------------

           Total current liabilities                                  207,010         258,664
---------------------------------------------------------------------------------------------

Long-term debt                                                         64,813          64,853
---------------------------------------------------------------------------------------------

Deferred income taxes                                                  28,323          28,323
---------------------------------------------------------------------------------------------

Stockholders' equity
       Preferred stock, $0.01 par value, authorized
           3,000,000 shares, none outstanding                              --              --
       Common stock, $0.01 par value, authorized 50,000,000
           shares; issued and outstanding 27,284,991 shares in
           2000 and 26,995,506 in 1999                                    273             270
       Additional paid-in capital                                      56,304          49,817
       Retained earnings                                              283,691         285,832
                                                                    -------------------------
                                                                      340,268         335,919
       Unearned compensation                                          (13,799)         (8,187)
                                                                    -------------------------

                                                                      326,469         327,732
---------------------------------------------------------------------------------------------

                                                                    $ 626,615       $ 679,572
=============================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)


===============================================================================
Three Months Ended March 31,                          2000              1999
-------------------------------------------------------------------------------
Revenue:
         Construction                               $ 193,349         $ 187,972
         Material sales                                23,081            26,832
                                                    ---------------------------
                 Total revenue                        216,430           214,804
                                                    ---------------------------
Cost of revenue:
         Construction                                 168,448           168,338
         Material sales                                21,607            23,137
                                                    ---------------------------
                 Total cost of revenue                190,055           191,475
                                                    ---------------------------

         GROSS PROFIT                                  26,375            23,329

General and administrative expenses                    22,859            19,622
                                                    ---------------------------

         OPERATING INCOME                               3,516             3,707
-------------------------------------------------------------------------------

Other income (expense)
         Interest income                                3,177             2,779
         Interest expense                              (1,712)           (1,843)
         Gain on sales of property
             and equipment                                981               299
         Other, net                                      (232)             (877)
                                                    ---------------------------

                                                        2,214               358
-------------------------------------------------------------------------------

      INCOME BEFORE PROVISION
          FOR INCOME TAXES                              5,730             4,065

Provision for income taxes                              3,506             1,565
-------------------------------------------------------------------------------

        NET INCOME                                  $   2,224         $   2,500
===============================================================================

Net income per share
         Basic                                      $    0.08         $    0.09
         Diluted                                    $    0.08         $    0.09

Weighted average shares
   of common stock
         Basic                                         26,225            26,495
         Diluted                                       26,728            27,398

Dividends per share                                 $    0.16         $    0.19
===============================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)



==================================================================================================
THREE MONTHS ENDED MARCH 31,                                                 2000           1999
--------------------------------------------------------------------------------------------------
Operating Activities
         Net income                                                        $  2,224       $  2,500
         Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation, depletion and amortization                       10,688          9,957
              Gain on sales of property and equipment                          (981)          (299)
              Decrease in unearned compensation                               1,300          1,050
              Common stock contributed to ESOP                                   --          2,146
              Equity in loss of affiliates and other                            812          1,364
         Changes in assets and liabilities:
              Accounts and notes receivable                                  49,526         30,766
              Inventories                                                    (4,477)        (2,139)
              Equity in construction joint ventures                          (3,226)        (3,239)
              Other assets                                                     (296)         2,921
              Accounts payable                                              (21,182)       (23,731)
              Billings in excess of costs and estimated earnings, net       (17,876)        (5,196)
              Accrued expenses                                              (16,702)       (18,058)
                                                                           -----------------------

                            Net cash used by operating activities              (190)        (1,958)
--------------------------------------------------------------------------------------------------

Investing Activities
         Purchases of short-term investments                                (19,837)       (28,036)
         Maturities of short-term investments                                30,276         42,999
         Additions to property and equipment                                (17,782)       (27,564)
         Proceeds from sales of property and equipment                        1,452          1,143
         Investment in affiliates                                           (13,477)            --
         Development and sale of land and other investing activities          2,728            453
                                                                           -----------------------

                            Net cash used by investing activities           (16,640)       (11,005)
--------------------------------------------------------------------------------------------------

Financing Activities
         Repayments of long-term debt                                           (40)           (57)
         Employee stock options exercised                                       371             51
         Repurchase of common stock                                            (830)       (17,067)
         Dividends paid                                                      (1,890)        (1,659)
                                                                           -----------------------

                            Net cash used by financing activities            (2,389)       (18,732)
--------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                       (19,219)       (31,695)

Cash and cash equivalents at beginning of period                             61,832         62,470
                                                                           -----------------------

Cash and cash equivalents at end of period                                 $ 42,613       $ 30,775
==================================================================================================

Supplementary Information
         Cash paid during the period for:
              Interest                                                     $  2,017       $  2,203
              Income taxes                                                    4,154          3,196
         Noncash investing and financing activity:
              Restricted stock issued for services                         $  6,912       $  6,429
              Dividends accrued but not paid                                  4,366          5,182
              Financed acquisition of property and equipment                     --          1,700
==================================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Granite Construction Incorporated
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (In Thousands, Except per Share Data)


1. BASIS OF PRESENTATION: The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position at March 31, 2000 and the results of operations and cash flows for the periods presented. The December 31, 1999 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

        Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2. INVENTORIES: Inventories consist primarily of quarry products valued at the lower of average cost or market.

3.      PROPERTY AND EQUIPMENT:

-----------------------------------------------------------------------------------
                                                       MARCH 31,       December 31,
                                                         2000             1999
                                                     (UNAUDITED)
-----------------------------------------------------------------------------------
Land                                                   $ 37,451         $ 36,485
Quarry property                                          46,955           46,891
Buildings and leasehold improvements                     36,583           33,791
Equipment and vehicles                                  488,042          478,990
Office furniture and equipment                            7,668            7,110
                                                       -------------------------
                                                        616,699          603,267
Less accumulated depreciation,
  depletion and amortization                            367,055          360,354
--------------------------------------------------------------------------------
                                                       $249,644         $242,913
================================================================================

                        Granite Construction Incorporated
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (In Thousands, Except per Share Data)


4. EARNINGS PER SHARE: In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:


---------------------------------------------------------------------------------------------
                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                          2000         1999
---------------------------------------------------------------------------------------------
NUMERATOR - BASIC AND DILUTED EARNINGS PER SHARE
           Net income                                                    $ 2,224      $ 2,500
=============================================================================================
DENOMINATOR - BASIC EARNINGS PER SHARE
           Common stock outstanding                                       27,044       27,552
           Less restricted stock outstanding                                 819        1,057
                                                                         --------------------
           TOTAL                                                          26,225       26,495
                                                                         --------------------
Basic earnings per share                                                 $  0.08      $  0.09
=============================================================================================
DENOMINATOR - DILUTED EARNINGS PER SHARE
      Denominator - Basic Earnings per Share                              26,225       26,495
      Effect of Dilutive Securities:
           Common stock options                                                8           47
           Warrants                                                           87          240
           Restricted stock                                                  408          616
                                                                         --------------------
           TOTAL                                                          26,728       27,398
                                                                         --------------------
Diluted earnings per share                                               $  0.08      $  0.09
=============================================================================================

5. CONTINGENCIES: The Company is currently a party to various claims and legal proceedings, none of which is considered by management to be material to the Company's financial position.

6. RECLASSIFICATIONS: Certain prior year financial statement items have been reclassified to conform to the current year's presentation.

7. INVESTMENT IN T.I.C. HOLDINGS, INC.: The Company currently holds a 30% minority interest in T.I.C. Holdings, Inc. ("TIC"). The Company and TIC reached an agreement under which the Company will sell its minority interest back to TIC over a three and one half-year period. Under the agreement TIC will have the opportunity to repurchase shares sooner based on an agreed to formula.

                        Granite Construction Incorporated
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (In Thousands, Except per Share Data)


8. INVESTMENT IN WILDER CONSTRUCTION: In January 2000, the Company purchased 30% of the common stock of Wilder Construction Company ("Wilder") for a purchase price of $13.1 million. The purchase agreement provides for the Company to increase its ownership in Wilder to between 51% and 60% in 2002 and to 75% in 2004. Founded in 1911, Wilder is a heavy-civil construction company with regional offices located in Washington, Oregon and Alaska. Wilder has annual revenues of approximately $150 million and employs approximately 650 people throughout the Northwest and Alaska.

9.      BUSINESS SEGMENT INFORMATION:

                The Company has two reportable segments: the Branch Division and the Heavy Construction Division (HCD). The Branch Division is comprised of branch offices that serve local markets, while HCD pursues major infrastructure projects throughout the nation. HCD generally has large heavy-civil projects with contract amounts in excess of $15 million and contract durations greater than two years, while the Branch Division projects are typically smaller in size and shorter in duration. HCD has been the primary participant in the Company's construction joint ventures.

                The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating profit or loss which does not include income taxes, interest income, interest expense or other income (expense).

Information about Profit and Assets:
-------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31,                    HCD           BRANCH          TOTAL
-------------------------------------------------------------------------------------
  2000
         Revenues from external customers     $ 90,029       $ 126,401      $ 216,430
         Intersegment revenue transfer          (3,552)          3,552             --
                                             ----------------------------------------
         Net revenue                            86,477         129,953        216,430
         Depreciation and amortization           1,867           7,725          9,592
         Operating profit                        9,327             771         10,098
         Property and equipment                 27,121         201,623        228,744

-------------------------------------------------------------------------------------
  1999
         Revenues from external customers    $  78,723       $ 136,081      $ 214,804
         Intersegment revenue transfer          (4,741)          4,741             --
                                             ----------------------------------------
         Net revenue                            73,982         140,822        214,804
         Depreciation and amortization           1,947           7,105          9,052
         Operating profit                        2,066           7,815          9,881
         Property and equipment                 28,948         181,318        210,266

-------------------------------------------------------------------------------------

                        Granite Construction Incorporated
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (In Thousands, Except per Share Data)


9.         BUSINESS SEGMENT INFORMATION, CONTINUED:

Reconciliation of Segment Profit to the Company's Consolidated Totals:
--------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31,                            2000             1999
-------------------------------------------------------------------------------
Total profit for reportable segments                  $ 10,098         $  9,881
Other income                                             2,214              358
Unallocated other corporate expenses                    (6,582)          (6,174)
-------------------------------------------------------------------------------
Income before provision for income taxes              $  5,730         $  4,065
===============================================================================

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING DISCLOSURE:

                This report contains forward-looking statements; such as statements related to the impact of government regulations on the Company's operations, the existence of bidding opportunities and the impact of legislation, availability of highway funds and economic conditions on the Company's future results. Additionally, forward-looking statements include statements that can be identified by the use of forward-looking terminology such as "believes," "expects," "appears, " "may," "will," "should," or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy.

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

 RESULTS OF OPERATIONS

(In Millions)                               2000        1999       CHANGE          %
                                           ------      ------      ------       ------
Revenue:
    Branch Division .................      $129.9      $140.8      $(10.9)        (7.7)
    Heavy Construction Division .....        86.5        74.0        12.5         16.9
                                           ------      ------      ------       ------
                                           $216.4      $214.8      $  1.6          0.8
                                           ======      ======      ======       ======

           Revenue and Backlog: Branch Division revenue from both construction and material sales decreased in the first quarter of 2000 compared to the corresponding 1999 quarter due primarily to more typical rainfall levels in the West compared to the unusually dry 1999 quarter. Heavy Construction Division ("HCD") revenue increased in the quarter over the corresponding 1999 quarter due to continued dry weather conditions in Texas and Florida and a strong portfolio of work carried forward from 1999. Revenue from private sector contracts increased to 26.0% of total revenue in the first quarter of 2000 from 23.0% of total revenue in the 1999 quarter. As further described in the "Outlook" section of this report the market for commercial and residential site development continues to be strong.

-------------------------------------------------------------------------------------
                               BACKLOG BY MARKET SECTOR
                                    (IN MILLIONS)

                                 MARCH 31,     MARCH 31,             VARIANCE
                                   2000          1999          AMOUNT        PERCENT
-------------------------------------------------------------------------------------
CONTRACTS
    Federal                      $   48.4      $   17.4       $   31.0          178.2
    State                           454.4         627.2         (172.8)         (27.6)
    Local                           113.7         157.0          (43.3)         (27.6)
                                 ----------------------------------------------------
        Total public sector         616.5         801.6         (185.1)         (23.1)
    Private sector                  161.5         112.6           48.9           43.4
-------------------------------------------------------------------------------------
                                 $  778.0      $  914.2       $ (136.2)         (14.9)
=====================================================================================

           The Company's backlog at March 31, 2000 was $778.0 million, down $136.2 million, or 14.9% from March 31, 1999 and a decrease of $15.3 million, or 1.9% from December 31, 1999. The decrease in backlog was due primarily to the absence of HCD awards in the fourth quarter of 1999 and the first quarter 2000. New awards for the quarter totaled $201.1 million and included a $19.8 million highway contract in Utah, a $17.8 million contract in Nevada and an $11.9 million highway contract in California. Private sector backlog increased $48.9 million at March 31, 2000 as compared to March 31, 1999. This increase is due primarily to the growth in the market for commercial and residential site development, particularly in the West. Public sector backlog decreased $185.1 million at March 31, 2000 as compared to March 31, 1999, primarily due to the absence of HCD awards described above.

           Gross Profit: For the quarter ended March 31, 2000, gross profit reached $26.4 million, or 12.2% of revenue, as compared to $23.3 million, or 10.9% of revenue, for 1999. The increased gross profit margin is largely attributable to the successful execution of HCD projects, partially offset by decreased Branch Division margins for both construction and material sales. The lower Branch Division margins were primarily due to wetter weather conditions in the West which decreased the efficiency of resource utilization.

           To a lesser extent, the gross profit margin in the first quarter 2000 was positively impacted by a lower level of revenue from projects that did not meet the Company's 25% completion threshold for profit recognition compared to the corresponding 1999 quarter. The Company recognizes revenue only to the extent of cost incurred until a project reaches 25% complete. Project to date revenue recognized for projects less than 25% complete was approximately $34.1 million and $53.3 million at March 31, 2000 and 1999, respectively.

           Cost of revenue consists of direct costs on contracts; including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance and repairs) and insurance costs. The Company has experienced some upward pressure on costs associated with labor markets and oil prices, however, the Company's gross profit margins were not significantly impacted by such changes during the first quarter of 2000.

           General and Administrative Expenses: General and administrative expenses for the three months ended March 31, 2000 and 1999, respectively comprised the following (in millions):

IN MILLIONS                                               2000           1999
-------------------------------------------------------------------------------
Salaries and related expenses                           $   11.9       $   10.9
Incentive compensation,
   discretionary profit sharing and pension                  2.9            2.4
Other general and administrative expenses                    8.1            6.3
-------------------------------------------------------------------------------
     Total                                              $   22.9       $   19.6
-------------------------------------------------------------------------------
Percent of revenue                                          10.6%           9.1%
===============================================================================

           Salaries and related expenses increased in 2000 over 1999 due primarily to increased staffing to support the Company's current and expected growth. Incentive compensation and discretionary profit sharing and pension costs increased slightly as a function of the Company's increased gross profit margin. Other general and administrative expenses include various costs to support its operations, none of which exceeds 10% of total general and administrative expenses. The increase in other general and administrative expenses in 2000 primarily reflects increases in costs to support the Company's growth.

           Operating Income: The Heavy Construction Division's contribution to operating income in 2000 increased over the 1999 contribution due to both increases in volume of work and the profit margins the Division was able to achieve as described above. The Branch Division's decreased contribution to operating income reflects decreases in revenue and gross margins as described above and increases in salaries and other costs to support expected growth.

           Other Income (Expenses): Other income increased $1.9 million to $2.2 million in the quarter ended March 31, 2000 over the same period in 1999. The increase is primarily the result of slightly higher interest income, increased gain on the sale of property and equipment, and decreases in loss recorded from the Company's equity method investments.

           Provision for Income Taxes: The Company's effective tax rate was 61.2% in first quarter 2000 compared to 38.5% in 1999. The increase reflects additional tax expense related to the Company reaching an agreement with TIC to divest its 30% investment over a three and one-half year period. The Company expects its effective tax rate for the remainder of 2000 to approximate 38.5%.

OUTLOOK

           Looking ahead, the Company anticipates a high level of bidding activity for the year and is optimistic that both the Branch and Heavy Construction Divisions will be able to capitalize on today's healthy construction market and transportation-related funding levels. While little has changed from what was discussed in our most recently filed Form 10-K, we would like to provide some updates to key issues that may have an impact on our business going forward.

           On the California front, Governor Gray Davis recently introduced his $5.2 billion four-year Traffic Congestion Relief plan. The plan is intended to "get California moving again" by way of new road construction and transit projects in some of the most congested areas of the state. Of the approximate $10.0 to $15.0 billion budget surplus in California, Davis' plan proposes using $3.0 billion of the surplus over the next four years, in addition to a $2.2 billion bond measure on the November ballot. While this plan is a step in the right direction, it is merely a down payment on the estimated $110.0 billion needed statewide for infrastructure improvements over the long term. Moreover, the contracting out initiative in California continues to gain support, receiving recently the endorsement of the state's Building and Construction Trades Council. Successful passage of the initiative in November would help break the almost $3 billion logjam of transportation projects that cannot be designed in-house by state engineers.

           In the Outlook section of our 1999 Form 10-K, we discussed the fact that the Company has witnessed some upward pressure on costs associated with labor markets and oil prices. However, we do not anticipate these costs to have a significant impact on the Company's 2000 year-end financial results.

           Looking at our private sector markets, commercial and residential site development work continues to be strong, especially in California and Arizona. As we have commented in the past, a strong private market begets a strong public sector market as it absorbs capacity from the latter, potentially leading to decreased competition and higher margins. Although Granite has not been negatively impacted to date, private development work is interest rate sensitive and any significant increase in rates could quell future development projects which then could lead to decreased bidding opportunities for site development and increased competition in the public sector.

           The U.S. Commerce Department reported that spending on construction projects nationwide increased by 1.4% in March, 2.0% in February and 1.2% in January, which provides further evidence of a healthy construction market. The department's first quarter figures released May 1, 2000 report a 7.0% increase over 1999's level for actual construction. This increase included a 9.0% increase in highway work for the quarter. Looking ahead, the U.S. Commerce Department's 2000 outlook is calling for an optimistic 4.0% increase in total construction, in line with the current rate of inflation.

           The level of bidding activity within both divisions continues to be very high with the size and scope of some of these projects, particularly for the Heavy Construction Division, being quite large.

In the private sector, especially in California, the Branch Division continues to experience a strong market, driven in our opinion, by a shortage of housing throughout the state. In the public sector, both divisions are witnessing an increase in projects being let by a number of state departments of transportation which are likely the result of the Transportation Equity Act for the 21st Century (TEA-21). As we discussed in our Form 10-K, these projects include various highway, transit/rail and design-build projects totaling in excess of $3.5 billion. The Company's Heavy Construction Division is very upbeat about both the type and amount of work to bid in the coming year and will continue to maintain their disciplined bidding philosophy going forward.

           In conclusion, the Company continues to focus on its strategic growth plans for both divisions through its increased emphasis on mergers and acquisitions, and by bidding in major construction markets where we do not already have a presence.

LIQUIDITY AND CAPITAL RESOURCES

-------------------------------------------------------------------------------
(IN MILLIONS)
MARCH 31,                                                 2000           1999
-------------------------------------------------------------------------------
Cash and cash equivalents                               $   42.6       $   30.8

Net cash provided (used) by:
    Operating activities                                    (0.2)          (2.0)
    Investing activities                                   (16.6)         (11.0)
    Financing activities                                    (2.4)         (18.7)

Capital expenditures                                        17.8           27.6

-------------------------------------------------------------------------------

           Cash used by operating activities of $0.2 million for the three months ended March 31, 2000 represents a $1.8 million decrease from the 1999 amount for the same period. Changes in cash from operating activities primarily reflects seasonal variations based on the amount and progress of work being performed.

           Cash used by investing activities in 2000 increased $5.6 million due to the acquisition of Wilder Construction in which the Company has a 30% equity investment offset by a decrease in property and equipment purchases.

           Cash used by financing activities in 2000 decreased $16.3 million from 1999 because the Company repurchased a portion of its shares in 1999.

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

           The Company believes it has adequate capital resources to fund its operations at least through 2000. The Company currently has access to funds under its revolving credit agreement which allow it to borrow up to $75.0 million, of which $62.4 million was available at March 31, 2000.

IMPACT OF YEAR 2000 ISSUE

           The Company has not incurred material costs in first quarter 2000 associated with its efforts to become year 2000 compliant. Furthermore, based on our assessment to date, we believe that any future costs associated with our year 2000 compliance efforts will not be material.

RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's exposure to market risk since December 31, 1999.

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




                                   GRANITE CONSTRUCTION INCORPORATED


 Date:     May 15, 2000            By:   /s/ William E. Barton
      --------------------            ------------------------------------------
                                          William E. Barton
                                          Senior Vice President and Chief
                                          Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER               DESCRIPTION                                           PAGE
------               -----------                                           ----
  27                 Financial Data Schedule.............................   23