Form 10-Q
period 2000-06-30
GRANITE CONSTRUCTION INC
filed 2000-08-14
CIK 861459

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000

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
Yes [X]  No [ ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 2000.

               Class                                      Outstanding
   -----------------------------                       -----------------
   Common Stock, $0.01 par value                       27,288,629 shares

                        GRANITE CONSTRUCTION INCORPORATED

                                      INDEX

                                                                                      Page
                                                                                      ----
PART I.      FINANCIAL INFORMATION

             Item 1.  Financial Statements

                      Condensed Consolidated Balance
                      Sheets as of June 30, 2000 and
                      December 31, 1999.................................................4

                      Condensed Consolidated Statements
                      of Income for the Three Months and Six Months Ended
                      June 30, 2000 and 1999............................................5

                      Condensed Consolidated Statements
                      of Cash Flows for the Six Months
                      Ended June 30, 2000 and 1999......................................6

                      Notes to the Condensed Consolidated
                      Financial Statements...........................................7-11

             Item 2.  Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations.................................................12-18

             Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......19

PART II.     OTHER INFORMATION

             Item 1.  Legal Proceedings................................................21
             Item 2.  Changes in Securities............................................21
             Item 3.  Defaults upon Senior Securities..................................21
             Item 4.  Submission of Matters to a Vote
                      of Security Holders..............................................22
             Item 5.  Other Information................................................22
             Item 6.  Exhibits and Reports on Form 8-K.................................23
                      Exhibit Index....................................................25

                          PART I. FINANCIAL INFORMATION

                        GRANITE CONSTRUCTION INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

=============================================================================================
                                                                   JUNE 30,      December 31,
                                                                    2000            1999
---------------------------------------------------------------------------------------------
                                                                 (UNAUDITED)
                                     ASSETS

Current assets
     Cash and cash equivalents                                    $  35,498       $  61,832
     Short-term investments                                          28,575          46,245
     Accounts receivable                                            217,272         211,609
     Costs and estimated earnings in excess of billings              20,187          14,105
     Inventories                                                     17,505          12,823
     Deferred income taxes                                           14,885          14,885
     Equity in construction joint ventures                           25,892          30,611
     Other current assets                                             7,896          10,211

                                                                  ---------------------------
         Total current assets                                       367,710         402,321
---------------------------------------------------------------------------------------------
Property and equipment                                              250,768         242,913
---------------------------------------------------------------------------------------------
Other assets                                                         43,572          34,338
---------------------------------------------------------------------------------------------
                                                                  $ 662,050       $ 679,572
=============================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current maturities of long-term debt                         $     865       $   5,985
     Accounts payable                                                95,296          95,662
     Billings in excess of costs and estimated earnings              43,240          66,342
     Accrued expenses and other current liabilities                  88,984          90,675
                                                                  ---------------------------
         Total current liabilities                                  228,385         258,664
---------------------------------------------------------------------------------------------
Long-term debt                                                       64,238          64,853
---------------------------------------------------------------------------------------------
Deferred income taxes                                                28,323          28,323
---------------------------------------------------------------------------------------------
Stockholders' equity
     Preferred stock, $0.01 par value, authorized
         3,000,000 shares, none outstanding                              --              --
     Common stock, $0.01 par value, authorized 100,000,000
         shares; issued and outstanding 27,288,629 shares in
         2000 and 26,995,506 in 1999                                    273             270
     Additional paid-in capital                                      56,014          49,817
     Retained earnings                                              296,895         285,832
                                                                  ---------------------------
                                                                    353,182         335,919
     Unearned compensation                                          (12,078)         (8,187)
                                                                  ---------------------------
                                                                    341,104         327,732
---------------------------------------------------------------------------------------------
                                                                  $ 662,050       $ 679,572
=============================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)

==================================================================================================
                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                  JUNE 30,                       JUNE 30,
                                         -------------------------       -------------------------
                                            2000            1999            2000           1999
--------------------------------------------------------------------------------------------------
Revenue:
       Construction                      $ 301,274       $ 285,643       $ 494,623       $ 473,615
       Material sales                       42,438          43,649          65,519          70,481
                                         -------------------------       -------------------------
            Total revenue                  343,712         329,292         560,142         544,096
                                         -------------------------       -------------------------
Cost of revenue:
       Construction                        258,371         246,823         426,819         415,161
       Material sales                       35,668          36,300          57,275          59,437
                                         -------------------------       -------------------------
            Total cost of revenue          294,039         283,123         484,094         474,598
                                         -------------------------       -------------------------

       GROSS PROFIT                         49,673          46,169          76,048          69,498

General and administrative expenses         26,925          24,792          49,784          44,414
                                         -------------------------       -------------------------

       OPERATING INCOME                     22,748          21,377          26,264          25,084
--------------------------------------------------------------------------------------------------

Other income (expense)
       Interest income                       2,486           1,041           5,663           3,820
       Interest expense                     (2,273)         (2,063)         (3,985)         (3,906)
       Gain on sales of property
           and equipment                     1,397           3,509           2,378           3,808
       Other, net                            1,550             739           1,318            (138)
                                         -------------------------       -------------------------

                                             3,160           3,226           5,374           3,584
--------------------------------------------------------------------------------------------------
      INCOME BEFORE PROVISION
          FOR INCOME TAXES                  25,908          24,603          31,638          28,668

Provision for income taxes                   9,975           9,472          13,481          11,037
--------------------------------------------------------------------------------------------------

        NET INCOME                       $  15,933       $  15,131       $  18,157       $  17,631
==================================================================================================

Net income per share
       Basic                             $    0.61       $    0.58       $    0.69       $    0.67
       Diluted                           $    0.59       $    0.56       $    0.68       $    0.65

Weighted average shares
   of common stock
       Basic                                26,329          26,046          26,275          26,255
       Diluted                              26,918          26,963          26,822          27,164

Dividends per share                      $    0.10       $    0.07       $    0.26       $    0.26
==================================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

==============================================================================================
SIX MONTHS ENDED JUNE 30,                                                2000           1999
----------------------------------------------------------------------------------------------
Operating Activities
      Net income                                                       $ 18,157       $ 17,631
      Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation, depletion and amortization                       21,894         20,781
          Gain on sales of property and equipment                        (2,378)        (3,808)
          Gain on sale of investment                                       (636)            --
          Decrease in unearned compensation                               3,021          2,212
          Common stock contributed to ESOP                                   --          2,146
          Equity in loss of affiliates and other                            381          1,039
      Changes in assets and liabilities:
          Accounts and notes receivable                                  (5,774)       (21,322)
          Inventories                                                    (4,682)        (2,819)
          Equity in construction joint ventures                           4,719         (1,928)
          Other assets                                                    1,407            643
          Accounts payable                                                 (366)        (2,363)
          Billings in excess of costs and estimated earnings, net       (29,184)        (8,206)
          Accrued expenses                                               (2,530)         4,661
                                                                       -----------------------

                    Net cash provided by operating activities             4,029          8,667
----------------------------------------------------------------------------------------------
Investing Activities
      Purchases of short-term investments                               (32,610)       (36,711)
      Maturities of short-term investments                               50,280         71,199
      Additions to property and equipment                               (31,347)       (53,239)
      Proceeds from sales of property and equipment                       4,192          7,491
      Proceeds from sale of investment                                    5,001             --
      Investment in affiliates                                          (13,976)            --
      Development and sale of land and other investing activities           874          1,794
                                                                       -----------------------

                    Net cash used by investing activities               (17,586)        (9,466)
----------------------------------------------------------------------------------------------
Financing Activities
      Repayments of long-term debt                                       (5,735)        (5,709)
      Employee stock options exercised                                      406             51
      Repurchase of common stock                                         (1,193)       (19,487)
      Dividends paid                                                     (6,255)        (6,842)
                                                                       -----------------------

                    Net cash used by financing activities               (12,777)       (31,987)
==============================================================================================
Decrease in cash and cash equivalents                                   (26,334)       (32,786)

Cash and cash equivalents at beginning of period                         61,832         62,470
                                                                       -----------------------

Cash and cash equivalents at end of period                             $ 35,498       $ 29,684
==============================================================================================
Supplementary Information
      Cash paid during the period for:
          Interest                                                     $  2,735       $  2,607
          Income taxes                                                    4,195          3,653
      Noncash investing and financing activity:
          Restricted stock issued for services                         $  6,912       $  6,429
          Dividends accrued but not paid                                  2,729          1,902
          Financed acquisition of property and equipment                     --          1,700
==============================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Granite Construction Incorporated
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                        (In Thousands, Except Share Data)

1. BASIS OF PRESENTATION: The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position at June 30, 2000 and the results of operations and cash flows for the periods presented. The December 31, 1999 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         Interim results are subject to significant seasonal variations and the results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2. INVENTORIES: Inventories consist primarily of quarry products valued at the lower of average cost or market.

3.       PROPERTY AND EQUIPMENT:

         -------------------------------------------------------------------
                                                    JUNE 30,    December 31,
                                                     2000          1999
                                                  (UNAUDITED)
         -------------------------------------------------------------------
         Land                                      $ 36,868      $ 36,485
         Quarry property                             47,150        46,891
         Buildings and leasehold improvements        37,886        33,791
         Equipment and vehicles                     492,354       478,990
         Office furniture and equipment               8,116         7,110
                                                   ----------------------
                                                    622,374       603,267
         Less accumulated depreciation,
         depletion and amortization                 371,606       360,354
         -------------------------------------------------------------------
                                                   $250,768      $242,913
         ===================================================================

                        Granite Construction Incorporated
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                        (In Thousands, Except Share Data)

4.       EARNINGS PER SHARE:

----------------------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       JUNE 30,                 JUNE 30,
                                                ----------------------------------------------
                                                 2000          1999        2000         1999
----------------------------------------------------------------------------------------------
NUMERATOR - BASIC AND DILUTED EARNINGS PER
SHARE
        Net income                              $15,933      $15,131      $18,157      $17,631
==============================================================================================
DENOMINATOR - BASIC EARNINGS PER SHARE
        Common stock outstanding                 27,289       27,316       27,164       27,419
        Less restricted stock outstanding           960        1,270          889        1,164
                                                ----------------------------------------------
        TOTAL                                    26,329       26,046       26,275       26,255
                                                ----------------------------------------------
Basic earnings per share                        $  0.61      $  0.58      $  0.69      $  0.67
==============================================================================================
DENOMINATOR - DILUTED EARNINGS PER SHARE
    Denominator - Basic Earnings per Share       26,329       26,046       26,275       26,255
     Effect of Dilutive Securities:
        Common stock options                          7           40            8           43
        Warrants                                    103          218           95          229
        Restricted stock                            479          659          444          637
                                                ----------------------------------------------
        TOTAL                                    26,918       26,963       26,822       27,164
                                                ----------------------------------------------
Diluted earnings per share                      $  0.59      $  0.56      $  0.68      $  0.65
==============================================================================================

5.     CONTINGENCIES:

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

                        Granite Construction Incorporated
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                        (In Thousands, Except Share Data)

7. INVESTMENT IN T.I.C. HOLDINGS, INC.: The Company currently holds a 27% minority interest in T.I.C. Holdings, Inc. ("TIC"). The Company and TIC have reached an agreement under which the Company will sell its minority interest back to TIC over a three and one half-year period. Under the agreement TIC will have the opportunity to repurchase shares sooner based on an agreed to formula. On June 5, 2000 TIC repurchased 478,012 shares representing 6% of the TIC shares held by the Company. The Company received $5 million in proceeds on the transaction and recognized a gain of $0.6 million. At June 30, 2000 the Company held 2,093,258 shares of TIC stock.

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

                        Granite Construction Incorporated
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                        (In Thousands, Except Share Data)

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


Information about Profit and Assets:
---------------------------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30,                            HCD               BRANCH             TOTAL
---------------------------------------------------------------------------------------------------
2000
      Revenues from external customers             $  95,058           $ 248,654          $ 343,712
      Intersegment revenue transfer                   (4,269)              4,269                 --
                                                   ------------------------------------------------
      Net revenue                                     90,789             252,923            343,712
      Depreciation and amortization                    1,814               8,062              9,876
      Operating profit                                 8,130              23,430             31,560
---------------------------------------------------------------------------------------------------
1999
      Revenues from external customers             $ 101,731           $ 227,561          $ 329,292
      Intersegment revenue transfer                   (5,909)              5,909                 --
                                                   ------------------------------------------------
      Net revenue                                     95,822             233,470            329,292
      Depreciation and amortization                    2,060               7,676              9,736
      Operating profit                                12,638              17,859             30,497
---------------------------------------------------------------------------------------------------

                        Granite Construction Incorporated
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                        (In Thousands, Except Share Data)

9.     BUSINESS SEGMENT INFORMATION, CONTINUED:

Information about Profit and Assets, continued:
------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30,                    HCD                BRANCH             TOTAL
------------------------------------------------------------------------------------------
2000
      Revenues from external customers    $ 185,087           $ 375,055          $ 560,142
      Intersegment revenue transfer          (7,821)              7,821                 --
                                          ------------------------------------------------
      Net revenue                           177,266             382,876            560,142
      Depreciation and amortization           3,681              15,787             19,468
      Operating profit                       17,457              24,201             41,658
      Property and equipment                 26,006             200,003            226,009
------------------------------------------------------------------------------------------
1999
      Revenues from external customers    $ 180,454           $ 363,642          $ 544,096
      Intersegment revenue transfer         (10,650)             10,650                 --
                                          ------------------------------------------------
      Net revenue                           169,804             374,292            544,096
      Depreciation and amortization           4,007              14,781             18,788
      Operating profit                       14,704              25,674             40,378
      Property and equipment                 29,342             191,546            220,888
------------------------------------------------------------------------------------------


Reconciliation of Segment Profit to the Company's Consolidated Totals:
------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30,                          2000              1999
------------------------------------------------------------------------------
Profit:
Total profit for reportable segments              $ 31,560           $ 30,497
Other income                                         3,160              3,226
Unallocated other corporate expenses                (8,812)            (9,120)

------------------------------------------------------------------------------
Income before provision for income taxes          $ 25,908           $ 24,603
==============================================================================


------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30,                           2000               1999
------------------------------------------------------------------------------
Profit:
Total profit for reportable segments              $ 41,658           $ 40,378
Other income                                         5,374              3,584
Unallocated other corporate expenses               (15,394)           (15,294)
------------------------------------------------------------------------------
Income before provision for income taxes          $ 31,638           $ 28,668
==============================================================================

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

 RESULTS OF OPERATIONS

Three Months Ended June 30,
---------------------------
(In Millions)                             2000            1999            CHANGE              %
-------------                             ----            ----            ------              -
Revenue:
   Branch Division                      $ 252.9          $ 233.5          $  19.4            8.3
   Heavy Construction Division             90.8             95.8             (5.0)          (5.2)
                                        -----------------------------------------
                                        $ 343.7          $ 329.3          $  14.4            4.4
                                        =========================================


Six Months Ended June 30,
-------------------------
(In Millions)                              2000             1999           CHANGE             %
-------------                              ----             ----           ------             -
Revenue:
   Branch Division                      $ 382.8          $ 374.3          $   8.5            2.3
   Heavy Construction Division            177.3            169.8              7.5            4.4
                                        -----------------------------------------
                                        $ 560.1          $ 544.1          $  16.0            2.9
                                        =========================================

       Revenue and Backlog: Revenue for the second quarter 2000 increased 4.4% to $343.7 million from the second quarter 1999. The increased revenue reflects strong Branch Division volume partially offset by decreased volume in the Company's Heavy Construction Division ("HCD"). The decreased HCD volume reflects the fact that a number of HCD projects are nearing completion and have only recently been replaced by new awards. Branch Division volume in the second quarter 2000 was reflective of a strong backlog of work coming off of a first quarter that had more typical rainfall levels compared to the unusually dry first quarter of 1999. Revenue for the six months ended June 30, 2000 increased 2.9% to $560.1 million from $544.1 million for the same period in 1999, reflecting growth in both divisions.

       Revenue from private sector contracts increased to 26.7% of total revenue in the second quarter of 2000 from 22.2% in the 1999 quarter and to 26.4% of total revenue for the six months ended June 30, 2000 from 22.5% of total revenue in the same period in 1999. Although the private construction market remains strong in many of the areas that the Company works, there have been some signs of a leveling off of growth in the private sector (see "Outlook").


-------------------------------------------------------------------------------------
                                          BACKLOG BY MARKET SECTOR
                                               (IN MILLIONS)
                            JUNE 30,       JUNE 30,                  VARIANCE
                             2000            1999            AMOUNT           PERCENT
-------------------------------------------------------------------------------------
CONTRACTS
   Federal                  $ 88.3          $ 24.2           $ 64.1            264.9
   State                     531.0           592.0            (61.0)           (10.3)
   Local                     137.3           173.5            (36.2)           (20.8)
                            ---------------------------------------
      Total public sector    756.6           789.7            (33.1)            (4.2)
   Private sector            138.9           179.7            (40.8)           (22.7)
-------------------------------------------------------------------
                            $895.5          $969.4           $(73.9)            (7.6)
===================================================================

       The Company's backlog at June 30, 2000 was $895.5 million, down $73.9 million, or 7.6% from June 30, 1999 and an increase of $102.2 million, or 12.9% from December 31, 1999. New awards for the quarter totaled $461.2 million and included a $81.5 million bridge contract in Florida, a $43.4 million dam contract in Missouri and a $34.2 million highway contract in Texas.

              Gross Profit: Gross profit as a percent of revenue increased to 14.5% in the second quarter 2000 from 14.0% in the second quarter 1999 and to 13.6% for the six months ended June 30, 2000 from 12.8% in the corresponding 1999 period. The gross profit margins for the quarter and the six months reflect the overall successful execution of projects in both the Branch Division and HCD. The gross profit margin in the quarter and six months ended June 30, 2000 was also positively impacted by a lower level of revenue from projects that did not meet the Company's 25% completion threshold for profit recognition compared to the 1999 periods. The Company recognizes revenue only to the extent of cost incurred until a project reaches 25% complete. Project to date revenue recognized for projects less than 25% complete was approximately $24.7 million and $32.3 million at June 30, 2000 and 1999, respectively.

       Cost of revenue consists of direct costs on contracts; including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance and repairs) and insurance costs. The Company has experienced some upward pressure on costs associated with labor markets and oil prices, however, the Company's gross profit margins were not significantly impacted by such changes during the first six months of 2000 (See "Outlook").

       General and Administrative Expenses: General and administrative expenses for the three and six months ended June 30, 2000 and 1999, respectively, comprised the following (in millions):


--------------------------------------------------------------------------------------------------
                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                   JUNE 30,                        JUNE 30,
--------------------------------------------------------------------------------------------------
IN MILLIONS                                  2000            1999            2000            1999
--------------------------------------------------------------------------------------------------
Salaries and related expenses                $11.8           $10.4           $23.6           $21.3
Incentive compensation,
   discretionary profit sharing and
   pension                                     6.5             6.4             9.4             8.8
Other general and administrative
expenses                                       8.6             8.0            16.8            14.3
--------------------------------------------------------------------------------------------------
     Total                                   $26.9           $24.8           $49.8           $44.4
--------------------------------------------------------------------------------------------------
Percent of revenue                             7.8%            7.5%            8.9%            8.2%
==================================================================================================

       Salaries and related expenses increased for the three and six months ended June 30, 2000 over 1999 due primarily to increased staffing to support the Company's current and expected growth. Incentive compensation and discretionary profit sharing and pension costs increased slightly as a function of the Company's increased gross profit margin. Other general and administrative expenses include various costs to support the Company's operations, none of which exceeds 10% of total general and administrative expenses. The increase in other general and administrative expenses in 2000 primarily reflects increases in costs to support the Company's growth.

       Operating Income: The Heavy Construction Division's contribution to operating income decreased in the second quarter 2000 compared to the second quarter 1999 due primarily to the decrease in revenue described in "Revenue and Backlog" above. Additionally, the 1999 quarter reflected benefits from several HCD projects that reached the 25% completion threshold for profit recognition. For the six months ended June 30, 2000 HCD's contribution to operating income increased over the corresponding period in 1999 due to both increases in the volume of work and the profit margins the Division was able to achieve on the strong backlog of work carried forward from 1999.

       The Branch Division's contribution to operating income increased in the second quarter 2000 over the comparable 1999 period, reflecting increases in construction revenue and gross margins as described above, partially offset by increases in salaries and other costs to support expected growth and slightly lower revenue from material sales.

       Other Income (Expenses): Other income increased $1.8 million to $5.4 million for the six months ended June 30, 2000 over the same period in 1999. The increase was due primarily to higher interest income resulting from the combined factors of higher interest rates and higher invested balances, partially offset by lower gains on the sale of property and equipment. In the second quarter 1999 the Company recognized a $2.8 million gain on the sale of a depleted quarry property.

       Provision for Income Taxes: The Company's effective tax rate remained flat at 38.5% for the three months ended June 30, 2000 compared to the same period last year. The Company's effective tax rate was 42.6% for the six months ended June 30, 2000 compared to 38.5% in 1999. The increase reflects additional tax expense recognized in the first quarter 2000 related to the Company reaching an agreement with TIC to divest its 30% investment over a three and one-half year period.

OUTLOOK

       Overall, we are very pleased with our financial performance through the first six months of 2000. Many of our geographic marketplaces continue to experience healthy economic conditions, providing on-going opportunities for both our Branch and Heavy Construction Divisions (HCD).

       In an attempt to predict how the rest of the year will unfold, weather is always the biggest unknown. In 1999, the Company experienced an unusually dry fourth quarter, leading to an extended work season and ultimately to record revenues and earnings. Although we anticipate a strong year in 2000, based on a quality backlog, it is the length of the building season that strongly determines year in and year out how much work we can perform and consequently what our final results may be at year-end.

       Bidding activity in both divisions continues to be very strong and the size and scope of some of these projects, particularly for HCD, are substantial. After experiencing a nearly 8-month drought on new awards, HCD had a very successful second quarter. While adding to our backlog, these new projects are not expected to impact our profitability until 2001, when most if not all reach 25% complete. The Division will continue to maintain a disciplined bidding philosophy as it seeks to continue the success it has achieved in recent months. Many of HCD's new projects and a host of those on the current bid schedule are the products of TEA-21, the Transportation Equity Act for the 21st Century. We are very optimistic the increased funding from TEA-21 coupled with our geographic diversity throughout the U.S., will provide significant bidding opportunities that should lead to strong revenue and earnings growth going forward.

       Looking at the schedule over the next few months, both divisions have a full plate of opportunities in which to bid. HCD is targeting a number of large design-build opportunities in Texas, Florida, Arizona, Minnesota, Colorado and Nevada. While the Branch Division got off to a late start this year due to weather, the business is building momentum as the year progresses and continues to experience a strong public sector market throughout California, Nevada, Arizona and Utah. In terms of the private sector, the decrease in private sector backlog and the steady increase in interest rates provide us the indication that this sector is leveling off as we head into the second half of the year.

       As we have discussed previously, the Company has continued to experience upward pressure on costs associated with higher oil prices that affect both asphalt oil and diesel fuel costs. In the second quarter of 2000, the impact was felt primarily on our smaller jobs and private contracts, which are typically not indexed to oil prices. It is important to note that many of our larger projects in California and Nevada are indexed and are sometimes able to take advantage of both sides of the pricing cycle.

       Politically, the Company is very involved in supporting California's Proposition 35 on the upcoming November ballot. If passed, Proposition 35 would amend the state Constitution to give state and local entities more freedom to contract with private entities for engineering and architectural services on public works projects. Currently there is a $3 billion backlog of funded and approved projects that cannot get designed because the California Department of Transportation is precluded from contracting out to private sector companies for design services. Passage of Proposition 35 could break that logjam, and give the Company a substantial increase in bidding opportunities in California.

       We are very excited that transportation was a primary focus of California Governor Davis this year. The result was the Governor's Traffic Congestion Relief Program, passed this summer as part of California's 2000 budget. The six-year, $7 billion plan includes $2 billion this year from the general fund, part of the multi-billion-surplus that the state enjoys this year, and a diversion of $500 million from the sales tax on gasoline that previously went into the general fund. In the five subsequent years, all general fund sales taxes on gasoline and diesel fuel (about $1 billion per year) will be diverted for this purpose.

       In summary, we are very pleased with the success of our current operations and look forward to the opportunities ahead to build our backlog as we go into 2001. As always, adverse weather and the seasonality of our business must remain a key factor in determining how well we can perform for the remainder of the year.

LIQUIDITY AND CAPITAL RESOURCES

------------------------------------------------------------
(IN MILLIONS)
SIX MONTHS ENDED JUNE 30,              2000            1999
------------------------------------------------------------
Cash and cash equivalents             $35.5           $29.7

Net cash provided (used) by:
   Operating activities                 4.0             8.7
   Investing activities               (17.6)           (9.5)
   Financing activities               (12.8)          (32.0)

Capital expenditures                   31.3            53.2
------------------------------------------------------------

       Cash provided by operating activities of $4.0 million for the six months ended June 30, 2000 represents a $4.7 million decrease from the 1999 amount for the same period. Changes in cash from operating activities primarily reflects seasonal variations based on the amount and progress of work being performed.

       Cash used by investing activities for the six month period in 2000 increased $8.1 million over the corresponding 1999 period due primarily to the investment in Wilder Construction in which the Company has a 30% equity investment and a lower level of short-term investment maturities offset by a decrease in property and equipment purchases, and proceeds from the TIC divestiture (Note 7).

       Cash used by financing activities in 2000 decreased $19.2 million from 1999 because of the absence of the Company's share repurchases which took place in 1999.

       The Company has budgeted $58.0 million for capital expenditures in 2000, which includes amounts for construction equipment, aggregate and asphalt plants, buildings, leasehold improvements and the purchase of land and aggregate reserves. The Company anticipates that cash generated internally and amounts available under its existing credit facilities will be sufficient to meet its capital and other requirements, including contributions to employee benefit plans, for the foreseeable future. The Company currently has access to funds under its revolving credit agreement which allow it to borrow up to $75.0 million, of which $63.2 million was available at June 30, 2000.

IMPACT OF YEAR 2000 ISSUE

       The Company has not incurred material costs in the six months ended June 30, 2000 associated with its efforts to become year 2000 compliant. Furthermore, based on our assessment to date, we believe that any future costs associated with our year 2000 compliance efforts will not be material.

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

                  None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       At the Company's Annual Meeting of Shareholders on May 22, 2000, the following members were elected to the Board of Directors:


                                   AFFIRMATIVE        NEGATIVE               VOTES WITHHELD
                                      VOTES             VOTES            ABSTAINED        NONVOTE
 Richard M. Brooks                 23,430,886            --               346,547           --
 Raymond E. Miles                  23,433,214            --               344,219           --
 Linda Griego                      23,429,062            --               348,371           --


The following proposals were approved at the Company's Annual Meeting:


                                   AFFIRMATIVE        NEGATIVE               VOTES WITHHELD
                                      VOTES             VOTES          ABSTAINED         NONVOTE
                                      -----             -----          ---------         -------
 To ratify the directorship of
 J. Fernando Niebla                23,448,424           329,009             --              --

 To amend the Certificate of
 Incorporation of the Company
 so as to increase the
 authorized Common Stock to
 100,000,000                       19,500,202         4,227,214            50,017           --

 To ratify the appointment of
 PricewaterhouseCoopers
 LLP as the independent
 accountants of the Company
 for the fiscal year ending
 December 31, 2000.                23,558,827           159,315            59,291           --


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







                            GRANITE CONSTRUCTION INCORPORATED


 Date: August 14, 2000      By:   /s/ William E. Barton
      -----------------        -------------------------------------------------
                               William E. Barton
                               Senior Vice President and Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT
NUMBER        DESCRIPTION                                                      PAGE
-------       -----------                                                      ----
  27          Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . 26