Form 10-Q
period 2000-09-30
GRANITE CONSTRUCTION INC
filed 2000-11-14
CIK 861459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 2000.

             Class                                     Outstanding
  ------------------------------                    -----------------
  Common Stock, $0.01 par value                     27,288,713 shares

                        GRANITE CONSTRUCTION INCORPORATED

                                      INDEX

                                                                                  Page
                                                                                  ----
PART I.      FINANCIAL INFORMATION

             Item 1.  Financial Statements

                      Condensed Consolidated Balance
                      Sheets as of September 30, 2000 and
                      December 31, 1999..............................................4

                      Condensed Consolidated Statements
                      of Income for the Three Months and Nine Months Ended
                      September 30, 2000 and 1999....................................5

                      Condensed Consolidated Statements
                      of Cash Flows for the Nine Months
                      Ended September 30, 2000 and 1999..............................6

                      Notes to the Condensed Consolidated
                      Financial Statements........................................7-11

             Item 2.  Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations..............................................12-18

             Item 3.  Quantitative and Qualitative Disclosures about Market Risk....19

PART II.     OTHER INFORMATION

             Item 1.  Legal Proceedings.............................................21
             Item 2.  Changes in Securities.........................................21
             Item 3.  Defaults upon Senior Securities...............................21
             Item 4.  Submission of Matters to a Vote
                      of Security Holders...........................................21
             Item 5.  Other Information.............................................21
             Item 6.  Exhibits and Reports on Form 8-K..............................22
                      Exhibit Index.................................................24

                          PART I. FINANCIAL INFORMATION

                        GRANITE CONSTRUCTION INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                 SEPTEMBER 30,     December 31,
                                                                    2000               1999
------------------------------------------------------------------------------------------------
                                                                 (UNAUDITED)
                                     ASSETS
Current assets
     Cash and cash equivalents                                    $  48,608       $  61,832
     Short-term investments                                          41,459          46,245
     Accounts receivable                                            282,545         211,609
     Costs and estimated earnings in excess of billings              19,037          14,105
     Inventories                                                     15,602          12,823
     Deferred income taxes                                           14,885          14,885
     Equity in construction joint ventures                           27,358          30,611
     Other current assets                                             8,266          10,211
                                                                  ---------       ---------

         Total current assets                                       457,760         402,321
------------------------------------------------------------------------------------------------
Property and equipment                                              247,147         242,913
------------------------------------------------------------------------------------------------
Other assets                                                         44,492          34,338
------------------------------------------------------------------------------------------------
                                                                  $ 749,399       $ 679,572
================================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current maturities of long-term debt                         $   1,127       $   5,985
     Accounts payable                                               114,738          95,662
     Billings in excess of costs and estimated earnings              65,734          66,342
     Accrued expenses and other current liabilities                 110,794          90,675
                                                                  ---------       ---------

         Total current liabilities                                  292,393         258,664
------------------------------------------------------------------------------------------------
Long-term debt                                                       63,935          64,853
------------------------------------------------------------------------------------------------
Deferred income taxes                                                28,323          28,323
------------------------------------------------------------------------------------------------
Stockholders' equity
     Preferred stock, $0.01 par value, authorized
         3,000,000 shares, none outstanding                               -               -
     Common stock, $0.01 par value, authorized 100,000,000
         shares; issued and outstanding 27,288,265 shares in
         2000 and 26,995,506 in 1999                                    269             270
     Additional paid-in capital                                      56,049          49,817
     Retained earnings                                              319,065         285,832
                                                                  ---------       ---------
                                                                    375,383         335,919
     Unearned compensation                                          (10,635)         (8,187)
                                                                  ---------       ---------
                                                                    364,748         327,732
------------------------------------------------------------------------------------------------
                                                                  $ 749,399       $ 679,572
================================================================================================



The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)


------------------------------------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                                2000            1999             2000               1999
------------------------------------------------------------------------------------------------------------
Revenue:
       Construction                         $391,014          $368,091        $  885,637          $841,706
       Material sales                         50,742            50,612           116,261           121,093
                                            ----------------------------      -------------------------------
            Total revenue                    441,756           418,703         1,001,898           962,799
                                            ----------------------------      -------------------------------

Cost of revenue:
       Construction                          332,740           317,257           759,559           732,419
       Material sales                         41,538            42,937            98,813           102,373
                                            ----------------------------       -----------------------------
            Total cost of revenue            374,278           360,194           858,372           834,792
                                            ----------------------------       -----------------------------
       GROSS PROFIT                           67,478            58,509           143,526           128,007

General and administrative expenses           29,304            25,621            79,088            70,035
                                            ----------------------------       -----------------------------

       OPERATING INCOME                       38,174            32,888            64,438            57,972
------------------------------------------------------------------------------------------------------------
Other income (expense)
       Interest income                         2,775             1,920             8,438             5,740
       Interest expense                       (1,948)           (1,969)           (5,933)           (5,875)
       Gain on sales of property
           and equipment                         218               446             2,596             4,254
       Other, net                              1,268               616             2,586               478
                                            ----------------------------       -----------------------------
                                               2,313             1,013             7,687             4,597
------------------------------------------------------------------------------------------------------------
      INCOME BEFORE PROVISION
          FOR INCOME TAXES                    40,487            33,901            72,125            62,569

Provision for income taxes                    15,587            13,052            29,068            24,089
------------------------------------------------------------------------------------------------------------

        NET INCOME                          $ 24,900          $ 20,849        $   43,057          $ 38,480
============================================================================================================

Net income per share
       Basic                                $   0.95          $   0.80        $     1.64          $   1.47
       Diluted                              $   0.93          $   0.77        $     1.60          $   1.42

Weighted average shares
   of common stock
       Basic                                  26,348            26,057            26,289            26,220
       Diluted                                26,913            27,007            26,842            27,143

Dividends per share                         $   0.10          $   0.07        $     0.36          $   0.33
=============================================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)


----------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30,                                                    2000            1999
----------------------------------------------------------------------------------------------------------
Operating Activities
      Net income                                                                 $ 43,057       $ 38,480
      Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation, depletion and amortization                                 33,124         31,631
          Gain on sales of property and equipment                                  (2,596)        (4,254)
          Gain on sale of investment                                                 (636)             -
          Decrease in unearned compensation                                         4,464          3,218
          Common stock contributed to ESOP                                            632          2,146
          Equity in (gain) loss of affiliates and other                              (431)         1,303
      Changes in assets and liabilities:
          Accounts and notes receivable                                           (73,387)       (64,837)
          Inventories                                                              (2,779)        (1,678)
          Equity in construction joint ventures                                     3,253         (6,505)
          Other assets                                                              1,745            682
          Accounts payable                                                         19,076          4,897
          Billings in excess of costs and estimated earnings, net                  (5,540)         7,144
          Accrued expenses                                                         19,280         24,693
                                                                                 -------------------------
                    Net cash provided by operating activities                      39,262         36,920
----------------------------------------------------------------------------------------------------------

Investing Activities
      Purchases of short-term investments                                         (61,994)       (63,421)
      Maturities of short-term investments                                         66,780         87,204
      Additions to property and equipment                                         (38,985)       (64,154)
      Proceeds from sales of property and equipment                                 4,547          8,431
      Proceeds from sale of investment                                              5,000              -
      Investment in affiliates                                                    (14,303)             -
      Development and sale of land and other investing activities                   2,658          4,819
                                                                                 -------------------------
                    Net cash used by investing activities                         (36,297)       (27,121)
----------------------------------------------------------------------------------------------------------
Financing Activities
      Repayments of long-term debt                                                 (5,776)        (5,747)
      Employee stock options exercised                                                406             71
      Repurchase of common stock                                                   (1,834)       (19,930)
      Dividends paid                                                               (8,985)        (8,745)
                                                                                 -------------------------
                    Net cash used by financing activities                         (16,189)       (34,351)
----------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                             (13,224)       (24,552)

Cash and cash equivalents at beginning of period                                   61,832         62,470
                                                                                 -------------------------
Cash and cash equivalents at end of period                                       $ 48,608       $ 37,918
=========================================================================================================
Supplementary Information
      Cash paid during the period for:
          Interest                                                               $  4,966       $  3,020
          Income taxes                                                             10,441         10,335
      Noncash investing and financing activity:
          Restricted stock issued for services                                   $  6,912       $  6,429
          Dividends accrued but not paid                                            2,729          1,901
          Financed acquisition of property and equipment                                -          1,700
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

                        Granite Construction Incorporated
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                        (In Thousands, Except Share Data)

1. BASIS OF PRESENTATION: The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position at September 30, 2000 and the results of operations and cash flows for the periods presented. The December 31, 1999 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

        Interim results are subject to significant seasonal variations and the results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2. INVENTORIES: Inventories consist primarily of quarry products valued at the lower of average cost or market.

3.      PROPERTY AND EQUIPMENT:


----------------------------------------------------------------------------
                                            SEPTEMBER 30,     December 31,
                                                 2000             1999
                                             (UNAUDITED)
----------------------------------------------------------------------------

Land                                            $ 37,729         $ 36,485
Quarry property                                   47,000           46,891
Buildings and leasehold improvements              38,590           33,791
Equipment and vehicles                           496,623          478,990
Office furniture and equipment                     8,396            7,110
                                           ----------------- ---------------
                                                 628,338          603,267
Less accumulated depreciation,
 depletion and amortization                      381,191          360,354
----------------------------------------------------------------------------
                                                $247,147        $ 242,913
============================================================================


                        Granite Construction Incorporated
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                        (In Thousands, Except Share Data)

4.      EARNINGS PER SHARE:

--------------------------------------------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                        2000              1999              2000            1999
--------------------------------------------------------------------------------------------------------------------
NUMERATOR - BASIC AND DILUTED EARNINGS PER
SHARE
        Net income                                   $24,900           $20,849           $43,057           $38,480

====================================================================================================================
DENOMINATOR - BASIC EARNINGS PER SHARE
        Common stock outstanding                      27,288            27,173            27,195            27,322
        Less restricted stock outstanding                940             1,116               906             1,102
                                                     ---------------------------------------------------------------
        TOTAL                                         26,348            26,057            26,289            26,220
                                                     ---------------------------------------------------------------

Basic earnings per share                             $  0.95           $  0.80           $  1.64           $  1.47
====================================================================================================================
DENOMINATOR - DILUTED EARNINGS PER SHARE
    Denominator - Basic Earnings per Share            26,348            26,057            26,289            26,220
     Effect of Dilutive Securities:
        Common stock options                               8                40                 9                42
        Warrants                                          96               221                95               226
        Restricted stock                                 461               689               449               655
                                                     ---------------------------------------------------------------
        TOTAL                                         26,913            27,007            26,842            27,143
                                                     ---------------------------------------------------------------
Diluted earnings per share                           $  0.93           $  0.77           $  1.60           $  1.42
====================================================================================================================


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

                        Granite Construction Incorporated
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                        (In Thousands, Except Share Data)


7. INVESTMENT IN T.I.C. HOLDINGS, INC.: The Company currently holds a 28% minority interest in T.I.C. Holdings, Inc. ("TIC"). The Company and TIC have reached an agreement under which the Company will sell its minority interest back to TIC over a three and one half-year period. Under the agreement TIC will have the opportunity to repurchase shares sooner based on an agreed to formula. On June 5, 2000 TIC repurchased 478,012 shares representing 6% of the TIC shares held by the Company. The Company received $5 million in proceeds on the transaction and recognized a gain of $0.6 million. At September 30, 2000 the Company held 2,093,248 shares of TIC stock.

8. INVESTMENT IN WILDER CONSTRUCTION: In January 2000, the Company purchased 30% of the common stock of Wilder Construction Company ("Wilder") for a purchase price of $13.1 million. The purchase agreement provides for the Company to increase its ownership in Wilder to between 51% and 60% in 2002 and to 75% in 2004. On September 25, 2000 Granite purchased an additional 15,817 shares of Wilder stock. At September 30, 2000 the Company held 1,349,746 shares of Wilder stock representing a 37% minority interest. Wilder is a heavy-civil construction company with regional offices located in Washington, Oregon and Alaska. Wilder has annual revenues of approximately $150 million and employs approximately 650 people throughout the Northwest and Alaska.

9. RECENT ACCOUNTING PRONOUNCEMENTS: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "SFAS 133", Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes methods of accounting and reporting for derivative instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal quarters of fiscal years beginning after June 15, 2000, as amended by SFAS 137. The Company is currently evaluating the effect, if any, that the adoption of this pronouncement will have on the Company's financial position and results of operations.

                        Granite Construction Incorporated
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                        (In Thousands, Except Share Data)

10.     BUSINESS SEGMENT INFORMATION:

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

Information about Profit and Assets:

------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30,                      HCD       BRANCH     TOTAL
------------------------------------------------------------------------------------
2000
      Revenues from external customers              $91,120    $350,636    $441,756
      Intersegment revenue transfer                  (4,196)      4,196           -
                                                   ---------------------------------
      Net revenue                                    86,924     354,832     441,756
      Depreciation and amortization                   1,735       7,982       9,717
      Operating profit                               10,015      39,609      49,624

------------------------------------------------------------------------------------
1999
      Revenues from external customers              $97,656    $321,047    $418,703
      Intersegment revenue transfer                  (6,411)      6,411           -
                                                   ---------------------------------
      Net revenue                                    91,245     327,458     418,703
      Depreciation and amortization                   3,985      14,774      18,759
      Operating profit                                7,842      34,768      42,610
------------------------------------------------------------------------------------

                        Granite Construction Incorporated
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                        (In Thousands, Except Share Data)


10.     BUSINESS SEGMENT INFORMATION, CONTINUED:

Information about Profit and Assets, continued:


-----------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30,                       HCD      BRANCH     TOTAL
-----------------------------------------------------------------------------------
2000
      Revenues from external customers              $276,207  $725,691   $1,001,898
      Intersegment revenue transfer                  (12,017)   12,017            -
                                                   --------------------------------
      Net revenue                                    264,190   737,708    1,001,898
      Depreciation and amortization                    5,416    23,769       29,185
      Operating profit                                27,472    63,810       91,282
      Property and equipment                          26,446   200,137      226,583

-----------------------------------------------------------------------------------
1999
      Revenues from external customers              $278,110  $684,689     $962,799
      Intersegment revenue transfer                  (17,061)   17,061            -
                                                   --------------------------------
      Net revenue                                    261,049   701,750      962,799
      Depreciation and amortization                    6,045    22,450       28,495
      Operating profit                                22,546    60,442       82,988
      Property and equipment                          28,921   190,372      219,293
-----------------------------------------------------------------------------------

Reconciliation of Segment Profit to the Company's Consolidated Totals:

------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30,                     2000       1999
------------------------------------------------------------------------
Profit:
Total profit for reportable segments                $ 49,624  $ 42,610
Other income                                           2,313     1,013
Unallocated other corporate expenses                 (11,450)   (9,722)
------------------------------------------------------------------------
Income before provision for income taxes            $ 40,487  $ 33,901
========================================================================

------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30,                      2000       1999
------------------------------------------------------------------------
Profit:
Total profit for reportable segments                $ 91,282  $ 82,988
Other income                                           7,687     4,597
Unallocated other corporate expenses                 (26,844)  (25,016)
------------------------------------------------------------------------
Income before provision for income taxes            $ 72,125  $ 62,569
========================================================================


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

 RESULTS OF OPERATIONS


Three Months Ended September 30,      2000        1999      CHANGE        %
---------------------------------   --------    --------    ------      ----
(In Millions)

Revenue:
   Branch Division                  $  354.9    $  327.5    $  27.4       8.4
   Heavy Construction Division          86.9        91.2       (4.3)     (4.7)
                                    -------------------------------
                                    $  441.8    $  418.7    $  23.1       5.5
                                    ===============================

Nine Months Ended September 30,        2000         1999      CHANGE       %
--------------------------------     --------      ------     ------     ----
(In Millions)

Revenue:
   Branch Division                  $  737.7      $701.8      $35.9      5.1
   Heavy Construction Division         264.2       261.0        3.2      1.2
                                    -------------------------------
                                    $1,001.9      $962.8      $39.1      4.1
                                    ===============================


        Revenue and Backlog: Revenue for the third quarter 2000 increased 5.5% to $441.8 million from the third quarter 1999. The increased revenue reflects strong Branch Division volume partially offset by decreased volume in the Company's Heavy Construction Division ("HCD"). The decreased HCD revenue reflects the fact that a number of HCD projects are nearing completion and have only recently been replaced by new awards. Branch Division revenue in the third quarter 2000 reflects favorable market conditions in the West and a high level of public infrastructure funding. Revenue for the nine months ended September 30, 2000 increased 4.1% to $1.0 billion from $962.8 million for the same period in 1999, reflecting growth in both divisions.

        Revenue from private sector contracts increased to 24.3% of total revenue in the third quarter of 2000 from 23.0% in the 1999 quarter and to 25.5% of total revenue for the nine months ended September 30, 2000 from 22.7% of total revenue in the same period in 1999. Although the private construction market remains strong in many of the areas that the Company works, there have been some signs of slowing growth in the private sector (see "Outlook").


-------------------------------------------------------------------------------
                                        BACKLOG BY MARKET SECTOR
                                             (IN MILLIONS)

                           SEPTEMBER 30,   SEPTEMBER 30,      VARIANCE
                              2000            1999        AMOUNT     PERCENT
------------------------- -------------- --------------- --------- ------------
CONTRACTS
   Federal                    $   78.2      $ 21.7      $ 56.5       260.4
   State                         663.8       604.2        59.6         9.9
   Local                         309.8       179.0       130.8        73.1
                              --------------------------------
      Total public sector      1,051.8       804.9       246.9        30.7
   Private sector                114.1       166.3       (52.2)      (31.4)
                              --------------------------------
                              $1,165.9      $971.2      $194.7        20.0
==============================================================


        The Company's backlog at September 30, 2000 was $1,165.9 million, up $194.7 million, or 20.0% from September 30, 1999 and also increased $372.6 million, or 47.0% from December 31, 1999. New awards for the quarter totaled $712.1 million and included a $154.0 million monorail project in Nevada and the Company's $164.6 million portion of a light rail joint venture in Minnesota.

        Gross Profit: Gross profit as a percent of revenue increased to 15.3% in the third quarter 2000 from 14.0% in the third quarter 1999 and to 14.3% for the nine months ended September 30, 2000 from 13.3% in the corresponding 1999 period. The gross profit margins for the quarter and the nine months reflect the overall successful execution of projects in both the Branch Division and HCD. To a lesser extent, the gross profit margin in the quarter and nine months ended September 30, 2000 was also positively impacted by a lower level of revenue from projects that did not meet the Company's 25% completion threshold for profit recognition compared to the 1999 periods. The Company recognizes revenue only to the extent of cost incurred until a project reaches 25% complete. Revenue recognized for projects less than 25% complete was approximately $23.2 million and $43.2 million for the nine months ended September 30, 2000 and 1999, respectively.

        Cost of revenue consists of direct costs on contracts; including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance and repairs) and insurance costs. The Company has experienced upward pressure on costs associated with labor markets and oil prices; however, the Company's gross profit margins were not materially impacted by such changes during the first nine months of 2000.

        General and Administrative Expenses: General and administrative expenses for the three and nine months ended September 30, 2000 and 1999, respectively, comprised the following (in millions):

----------------------------------------------------------------------------------
                                           THREE MONTHS         NINE MONTHS ENDED
                                         ENDED SEPTEMBER 30,      SEPTEMBER 30,
----------------------------------------------------------------------------------
IN MILLIONS                                 2000       1999      2000      1999
----------------------------------------------------------------------------------
Salaries and related expenses              $11.6     $11.0      $35.2     $32.3
Incentive compensation,
   discretionary profit sharing and
   pension                                   9.0       7.8       18.4      16.5
Other general and administrative
   expenses                                  8.7       6.8       25.5      21.2
----------------------------------------------------------------------------------
     Total                                 $29.3     $25.6      $79.1     $70.0
----------------------------------------------------------------------------------
Percent of revenue                          6.6%      6.1%       7.9%      7.3%
==================================================================================

        Salaries and related expenses increased for the three and nine months ended September 30, 2000 over 1999 due primarily to increased staffing to support the Company's current and expected growth. Incentive compensation and discretionary profit sharing and pension costs increased primarily as a function of the Company's increased gross profit margin and higher amortization of restricted stock. Other general and administrative expenses include various costs to support the Company's operations, none of which exceeds 10% of total general and administrative expenses. The increase in other general and administrative expenses in 2000 primarily reflects increases in costs to support the Company's growth.

        Operating Income: The Heavy Construction Division's contribution to operating income increased in the third quarter 2000 compared to the third quarter 1999 due primarily to an increase in gross profits on projects nearing completion. For the nine months ended September 30, 2000 HCD's contribution to operating income increased over the corresponding period in 1999 due to both increases in the volume of work and the profit margins the Division was able to achieve on the strong backlog of work carried forward from 1999.

        The Branch Division's contribution to operating income increased in the third quarter 2000 over the comparable 1999 period, reflecting increases in construction revenue and gross margins as described in the "Gross Profit" section above.

        Other Income (Expenses): Other income increased $3.1 million to $7.7 million for the nine months ended September 30, 2000 over the same period in 1999. The increase was due primarily to higher interest income resulting from the combined factors of higher interest rates and higher invested balances, partially offset by lower gains on the sale of property and equipment.

        Provision for Income Taxes: The Company's effective tax rate remained flat at 38.5% for the three months ended September 30, 2000 compared to the same period last year. The Company's effective tax rate was 40.3% for the nine months ended September 30, 2000 compared to 38.5% in 1999. The increase reflects additional tax expense recognized in the first quarter 2000 related to the Company reaching an agreement with TIC to divest its 30% investment over a three and one-half year period.

OUTLOOK

        As we disclosed in our third quarter press release, our Branch operations were impacted in October by wet weather in California. As a result, the Branch business is not expected to be as strong as October 1999, when weather had little, if any, impact on operations. The total impact on the Company's fourth quarter is impossible to discern at this writing, having completed only one month in the quarter. Although we anticipate excellent results for the year, it is the length of the building season that will largely determine how much work we can perform between now and year-end and ultimately what our financial results for the quarter will be.

        Looking ahead to 2001, the Company's fundamental business outlook remains very favorable, based on the combination of strong public funding, healthy economic conditions and a quality backlog which is expected to provide the Company with ample opportunity to grow earnings and revenues next year. Moreover, we are very pleased with the size and quality of our backlog.

        On the federal funding front, President Clinton recently signed an FY 2001 transportation appropriations bill that included a record $33.42 billion outlay for the federal highway program, an increase of $4.62 billion or 16% over this year's level. Next year, Congress is expected to start work on a bill to replace TEA-21, which is up for reauthorization in 2003. The chairman of the Senate Environment and Public Works Committee, Bob Smith (R-N.H.), recently announced that he intends to draft a $300 billion federal surface transportation program reauthorization bill. The total funding authorization contained in TEA-21 is $218 billion.

        At the state level, the voters approved Proposition 35, the contracting out initiative on the California ballot, on November 7th. Proposition 35 will give the California Department of Transportation, the Company's largest customer, the flexibility to contract out design services to private engineering companies. We are unsure at this point in time as to what degree the passage of Proposition 35 will impact the level of bidding activity on state public works projects and when this will occur. However, it will probably not occur until late 2001 or 2002.

        In Arizona, voters rejected an initiative put on the ballot by the Sierra Club to restrict growth. Proposition 202 was soundly defeated by a margin of 30% in favor to 70% opposed. Passage of this measure could have severely limited private sector development in the state.

        Looking ahead at the private side of our business, the California economy appears to be growing at a slower rate. According to the University of California at Los Angeles Anderson

Forecast, job growth is predicted to hover around 2.6% next year. That is down from the 3.8% gain projected for 2000, but on a par with the 2.5% average job growth rate the state showed during the 1980s. Furthermore, a new forecast from the Continuing Study of the California Economy predicts continued economic growth in California through at least next year based on three short-term strengths: 1) A surge in export demand based on worldwide economic growth and the competitiveness of California products and services; 2) spectacular levels of venture capital funding, which will span a multitude of new successful companies in California; and 3) a large backlog of construction demand in housing and infrastructure.

        Our Heavy Construction Division is targeting several large design-build projects across the country, including the $1.3 billion Southeast Corridor Project in Colorado, the $200 million U.S. 60 Project in Arizona, the $500 million Legacy Highway Project in Utah and the $120 million Peace River Bridge in Florida.

        Our Branch Division, buoyed by a significant amount of new awards in the third quarter, should take a strong backlog into 2001 and is expected to benefit from the increased levels of public works spending that are expected in California, Nevada, Utah and Arizona. Despite strong public sector spending, the ultimate success of the Branch Division, as always, will hinge on the strength of the private sector, particularly in California.

        In summary, the Company is well positioned to capitalize on the opportunities presented by the very strong marketplace it finds itself in today.

LIQUIDITY AND CAPITAL RESOURCES

-----------------------------------------------------------
(IN MILLIONS)
NINE MONTHS ENDED                 2000           1999
SEPTEMBER 30,
-----------------------------------------------------------
Cash and cash equivalents         $ 48.6           $ 37.9

Net cash provided (used) by:
   Operating activities             39.3             36.9
   Investing activities            (36.3)           (27.1)
   Financing activities            (16.2)           (34.4)

Capital expenditures                39.0             64.2
-----------------------------------------------------------


        Cash provided by operating activities of $39.3 million for the nine months ended September 30, 2000 represents a $2.4 million increase from the 1999 amount for the same period. Changes in cash from operating activities primarily reflects seasonal variations based on the amount and progress of work being performed.

        Cash used by investing activities for the nine month period in 2000 increased $9.2 million over the corresponding 1999 period due primarily to the investment in Wilder Construction in which the Company has a 37% equity investment and a lower level of short-term investment maturities offset by a decrease in property and equipment purchases, and proceeds from the TIC divestiture (Note 7).

        Cash used by financing activities in 2000 decreased $18.2 million from 1999 because of the absence of the Company's share repurchases which took place in 1999.

        The Company has budgeted $58.0 million for capital expenditures in 2000, which includes amounts for construction equipment, aggregate and asphalt plants, buildings, leasehold improvements and the purchase of land and aggregate reserves. The Company anticipates that cash generated internally and amounts available under its existing credit facilities will be sufficient to meet its capital and other requirements, including contributions to employee benefit plans, for the foreseeable future. The Company currently has access to funds under its revolving credit agreement which allow it to borrow up to $75.0 million, of which $63.2 million was available at September 30, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "SFAS 133", Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes methods of accounting and reporting for derivative instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal quarters of fiscal years beginning after June 15, 2000, as amended by SFAS 137. The Company is currently evaluating the effect, if any, that the adoption of this pronouncement will have on the Company's financial position and results of operations.

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



                            GRANITE CONSTRUCTION INCORPORATED


 Date: November 14, 2000    By:   /s/ William E. Barton
      ------------------       -------------------------------------------------
                               William E. Barton
                               Senior Vice President and Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT
NUMBER         DESCRIPTION                              PAGE
-------        -----------                              ----
  27           Financial Data Schedule                   25
