Form 10-K
period 2000-12-31
GRANITE CONSTRUCTION INC
filed 2001-04-02
CIK 861459

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                            LOGO

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

           [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was approximately $755,067,485 as of March 19, 2001 based upon the average of the high and low sales prices per share of the registrant's Common Stock as reported on the New York Stock Exchange on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     At March 19, 2001, 27,193,225 shares of Common Stock, par value $0.01, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held May 21, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         NO.
                                                                         ----
PART I.................................................................    3
  Item 1.  BUSINESS....................................................    3
  Item 2.  PROPERTIES..................................................   10
  Item 3.  LEGAL PROCEEDINGS...........................................   10
  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   10

PART II................................................................   12
  Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS.........................................   12
  Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA........................   12
  Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...................................   14
  Item     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
    7A...  RISK........................................................   21
  Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....   22
  Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURES...................................   22

PART III...............................................................   23
  Item     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........
     10.                                                                  23
  Item     EXECUTIVE COMPENSATION......................................
     11.                                                                  23
  Item     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     12.   MANAGEMENT..................................................   23
  Item     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............
     13.                                                                  23

PART IV................................................................   24
  Item     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
     14.   8-K.........................................................   24

                                     PART I

ITEM 1. BUSINESS

FORWARD LOOKING DISCLOSURE

     This report contains forward-looking statements; such as statements related to the impact of government regulations on the Company's operations, the adequacy of the Company's aggregate reserves, 2000 backlog expected to be completed in 2001, the existence of bidding opportunities and the impact of legislation, availability of highway funds and economic conditions on the Company's future results. Additionally, forward-looking statements include statements that can be identified by the use of forward-looking terminology such as "outlook," "believes," "expects," "appears," "may," "will," "should," or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy.

     All such forward looking statements are subject to risks and uncertainties that could cause actual results of operations and financial condition and other events to differ materially from those expressed or implied in such forward-looking statements. Specific risk factors include, without limitation, changes in the composition of applicable federal and state legislation appropriation committees; federal and state appropriation changes for infrastructure spending; the general state of the economy; weather conditions; competition and pricing pressures; the availability and pricing of fuel and energy and state referendums and initiatives. Forward-looking statements related to the Company's aggregate reserves and completion of backlog carry risk factors which include, without limitation, changes in estimates of existing reserves and estimates of the Company's need for those reserves and delays in the progress of work in the 2000 backlog.

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

     The Company is one of the largest heavy civil construction contractors in the United States and operates nationwide. Its focus is primarily in the West, South and East and increasingly in the Midwest, serving both public and private sector clients. Within the public sector, the Company concentrates on infrastructure projects; including the construction of roads, highways, bridges, dams, tunnels, canals, mass transit facilities and airports. Within the private sector, the Company performs site preparation services for buildings, plants, subdivisions and other facilities. Granite's participation in both the public and private sectors and its diverse mix of project types and sizes have contributed to the Company's revenue growth and profitability in various economic environments.

     The Company owns and leases substantial aggregate reserves and owns 100 construction materials processing plants. The Company also has one of the largest contractor owned heavy construction equipment fleets in the United States. The Company believes that the ownership of these assets enables it to compete more effectively by ensuring availability of these resources at a favorable cost.

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

     As decentralized profit centers, the branch offices and the Heavy Construction Division independently estimate, bid and complete contracts. Both divisions are supported by centralized functions, including finance, accounting, tax, human resources, labor relations, safety, legal, insurance, surety and information technology. The Company believes that centralized support for decentralized profit centers results in a more market responsive business with effective controls and reduced overhead.

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

     Information about the Company's business segments for the years ended December 31, 2000, 1999 and 1998 is incorporated in Note 15 of the "Notes to the Consolidated Financial Statements," located on page F-18 of this Annual Report on Form 10K.

     The Branch Division. In 2000, Branch Division contract revenue and sales of aggregate products were $1,010.9 million (75.0% of Company revenue) as compared with $976.5 million (73.5% of Company revenue) in 1999. The Branch Division has both public and private sector clients. Public sector activities include both new construction and improvement of streets, roads, highways and bridges. For example, the branches widen and re-pave roads and modify and replace bridges. Major private sector contracts include site preparation for housing and commercial development, including excavation; grading and street paving; and installation of curbs, gutters, sidewalks and underground utilities.

     The Company currently has 11 branch offices with 15 satellite operations. The Company's branch offices in California are located in Bakersfield, Hanford (Central Valley), Watsonville (Monterey Bay Area), Palm Springs (Southern California), Sacramento, San Jose, Santa Barbara and Stockton. The Company's branch offices outside of California are located in Arizona, Nevada and Utah. Each branch effectively operates as a local or regional construction company and its management is encouraged to participate actively in the local community. While individual branch revenues vary from year to year, in 2000 these revenues ranged from $35 million to $177 million per branch.

     As part of the Company's strategy, substantially all of Granite's branches mine aggregates and operate plants which process aggregates into construction materials for internal use and for sale to others. These activities provide both a source of profits and a competitive advantage to the Company's construction business. Close to half of the aggregate products produced in these branch operations are used in the Company's construction projects. The remainder is sold to unaffiliated parties and accounted for $159.9 million of revenue in 2000, representing 11.9% of the Company's total 2000 revenue compared with $159.0 million or 12.0% of the Company's total 1999 revenue. The Company has significant aggregate reserves which it has acquired by ownership in fee or through long-term leases.

     Heavy Construction Division. In 2000, revenue from HCD was $337.4 million (25.0% of Company revenue) as compared with $352.3 million (26.5% of Company revenue) in 1999. HCD projects are usually larger and more complex than those performed by the Branch Division. The Division has completed projects throughout the nation; including mass transit projects in the metropolitan areas of Atlanta, Baltimore, Los Angeles, San Francisco and Washington, D.C., and major dam and tunnel projects in twelve states.

     HCD builds infrastructure projects; including major highways, large dams, mass transit facilities, bridges, pipelines, canals, tunnels, waterway locks and dams and airport runways, and has engaged in contract mine stripping, reclamation and large site preparation. It also performs activities such as demolition, clearing, excavation, de-watering, drainage, embankment fill, structural concrete, concrete and asphalt paving, and tunneling.

     The division markets, estimates, bids and provides management overview of its projects from its Watsonville, California headquarters and satellite estimating offices in Texas, Georgia, and Florida. Project staff located at job sites have the managerial, technical, and clerical capacity to meet on-site project management requirements. HCD has the ability, if appropriate, to process locally sourced aggregates into construction materials using its own portable crushing, concrete and asphalt processing plants. Additionally, during 2000, HCD acquired an asphalt processing capability and opened a regional office in Lubbock, Texas. This new location will serve the west Texas market for construction projects and materials, similar to a branch operation.

     HCD participates in joint ventures with other large construction companies from time to time. Joint ventures are used for large, technically complex projects, including design/build projects, where it is desirable to share risk and resources. Joint ventures provide independently prepared estimates, and shared financing, equipment and expertise.

     Design/build projects have emerged as an expanding market for HCD. Unlike traditional projects where owners first hire a design firm and then put the plans out to bid for construction, design/build projects provide the owner with a single point of responsibility and a single contact for both design and construction. Past design/build projects have included projects in California such as the SR-91 Tollway which was completed in 1995 and the San Joaquin Hills Transportation Corridor which was completed in 1996, as well as the I-17 rebuild in Arizona and a tollway in Texas -- both of which were completed in 2000. Ongoing projects include the I-15 Rebuild in Salt Lake City, Utah, the Atlantic City/Brigantine Connector in New Jersey, the Hathaway Bridge Replacement in Panama City, Florida, the Hiawatha Light Rail in Minnesota, and the Las Vegas Monorail in Nevada. Design/build projects have historically been bid with the Company as part of a joint venture team.

INVESTMENT IN T.I.C. HOLDINGS, INC.

     The Company currently holds a 27% minority interest in T.I.C. Holdings, Inc. ("TIC"). In April 2000, the Company finalized an agreement with TIC to sell its minority interest back to TIC over a three and one half-year period. Under the agreement, TIC will have the opportunity to repurchase shares sooner based on an agreed to formula. This will allow TIC to retain its independence while allowing both companies to maintain their strategic alliance. The agreement will also allow the Company to intensify its focus on its core business in heavy civil construction.

INVESTMENT IN WILDER CONSTRUCTION COMPANY

     During the year ended December 31, 2000 the Company made a total investment of $14.8 million in the common stock of Wilder Construction Company ("Wilder"). Founded in 1911, Wilder is a heavy civil construction company with regional offices located in Washington, Oregon and Alaska. The purchase agreement provides for the Company to increase its ownership in Wilder to between 51% and 60% in 2002 and to 75% in 2004. The Company held a 39% minority interest in Wilder Construction Company ("Wilder") as of December 31, 2000 and increased its interest to 45% in February 2001.

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

     Heavy/Highway Construction Focus -- Granite concentrates its core competencies on this segment of the construction industry which includes the building of roads, highways, bridges, dams and tunnels, mass transit facilities, underground utilities and site preparation. This focus emphasizes the Company's specialized strengths which include grading, paving and concrete structures.

     Vertical Integration of Aggregate Materials into Construction -- Granite owns aggregate reserves and processing plants and thus, by ensuring availability of these resources at favorable cost, it believes it has significant bidding advantages in many of its markets.

     Selective Bidding -- Once Granite selects a job that meets its bidding criteria, the project is estimated using a highly detailed method with a proprietary estimating system which details anticipated cost to construct and margin to achieve the appropriate bid price for the risk assumed.

     Diversification -- To mitigate the risks inherent in construction and general economic factors, Granite pursues projects (i) in both the public and private sectors; (ii) for a wide range of customers within each sector (from the federal government to small municipalities and from large corporations to individual homeowners); (iii) in diverse geographic markets; and (iv) of various sizes, durations and complexity.

     Decentralized Profit Centers -- Granite approaches each selected market with a local focus through its decentralized structure. Each of Granite's branches as well as the Heavy Construction Division is an individual profit center.

     Management Incentives -- The Company compensates its profit center managers with lower-than-market fixed salaries coupled with a substantial variable cash and restricted stock incentive element based on the annual profit performance of their respective profit centers.

     Ownership of Construction Equipment -- By owning and carefully maintaining a large fleet of heavy construction equipment, Granite competes more effectively by ensuring availability of these resources at favorable cost.

     Controlled Expansion -- The Company intends to continue its expansion by selectively adding branches in the western United States, pursuing major infrastructure projects throughout the nation, expanding into other construction market segments through acquisitions, and by leveraging its financial capacity for projects that will utilize Granite for construction work and provide an acceptable return on the Company's investment.

     Accident Prevention -- Granite believes that the prevention of accidents is both a moral obligation and good business. By identifying and concentrating resources to address jobsite hazards the Company continues to significantly reduce its incident rates and the costs associated with accidents.

     Environmental Affairs -- Granite believes it benefits everyone to maintain environmentally responsible operations. The Company is committed to effective air quality control measures and reclamation at its plant sites and to waste reduction and recycling of the potentially environmentally sensitive products used in its operations.

     Quality and High Ethical Standards -- Granite emphasizes the importance of performing high quality work and maintaining high ethical standards through an established code of conduct and an effective corporate compliance program.

CUSTOMERS

     The Company has customers in both the public and private sectors. The Branch Division's principal customer is the California Department of Transportation. In 2000, contracts with the California Department of Transportation represented 12.9% of the Company's revenue. Other Branch Division clients include county and city public works departments and developers and owners of industrial, commercial and residential sites. The principal clients of the Heavy Construction Division are in the public sector and currently include the State Departments of Transportation in several states. (See Note 2 of Notes to Consolidated Financial Statements).

     A breakdown of the Company's revenues for the last three years by geographic area and market sector is as follows (in thousands):

                                               2000                   1999                   1998
                                       --------------------   --------------------   --------------------
                                         AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT
                                       ----------   -------   ----------   -------   ----------   -------
California...........................  $  627,616     46.5%   $  574,618     43.2%   $  585,983     47.8%
West (excluding California)..........     462,070     34.3       510,953     38.5       468,094     38.2
Midwest..............................       3,923      0.3            --       --            --       --
South and East.......................     254,716     18.9       243,203     18.3       172,023     14.0
                                       ----------    -----    ----------    -----    ----------    -----
          Total......................  $1,348,325    100.0%   $1,328,774    100.0%   $1,226,100    100.0%
                                       ==========    =====    ==========    =====    ==========    =====
Contract revenues:
  Federal agencies...................  $   56,595      4.2%   $   31,641      2.4%   $   44,844      3.7%
  State agencies.....................     540,688     40.1       567,366     42.7       516,485     42.1
  Local public agencies..............     257,786     19.1       257,392     19.4       274,657     22.4
  Private sector.....................     333,361     24.7       313,356     23.5       248,447     20.2
Construction materials sales.........     159,895     11.9       159,019     12.0       141,667     11.6
                                       ----------    -----    ----------    -----    ----------    -----
          Total......................  $1,348,325    100.0%   $1,328,774    100.0%   $1,226,100    100.0%
                                       ==========    =====    ==========    =====    ==========    =====

BACKLOG

     The Company's backlog (anticipated revenue from uncompleted portions of existing contracts) was $1,120.5 million at December 31, 2000, up from $793.3 million at December 31, 1999, and was $901.6 million at December 31, 1998. Approximately $410 million of the December 31, 2000 backlog is expected to remain at December 31, 2001. The Company includes a construction project in its backlog at such time as a contract is awarded or a firm letter of commitment is obtained, and funding is in place. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.") The Company believes its backlog figures are firm, subject only to the cancellation and modification provisions contained in various contracts. Substantially all of the contracts in the backlog may be canceled or modified at the election of the client. However, the Company has not been materially adversely affected by contract cancellations or modifications in the past. (See "Business-Contract Provisions and Subcontracting.") A sizeable percentage of the Company's anticipated revenue in any year is not reflected in its backlog at the start of the year due to the short duration of smaller Branch Division projects that are initiated and completed during such year ("Turn Business").

EQUIPMENT

     The Company purchases and maintains many pieces of equipment; including cranes, bulldozers, scrapers, graders, loaders, trucks, pavers, rollers, and construction materials processing plants. In 2000 and 1999, the Company spent approximately $48.6 million and $53.0 million, respectively, for construction equipment, plants and vehicles. The breakdown of the Company's construction equipment, plants and vehicles at December 31, 2000 is as follows:

Heavy construction equipment................................  2,497   units
Trucks, truck-tractors and trailers and vehicles............  3,259   units
Aggregate crushing plants...................................     34   plants
Asphalt concrete plants.....................................     35   plants
Portland cement concrete batch plants.......................     20   plants
Thermal soil remediation plants.............................      1   plant
Asphalt rubber plants.......................................      3   plants
Lime slurry plants..........................................      7   plants

     The Company believes that ownership of equipment is preferable to leasing because ownership ensures the equipment is available as needed and normally results in lower equipment costs. The Company attempts to keep its equipment as fully utilized as possible by pooling equipment for use by both the Branch Division and the Heavy Construction Division. The Company regularly leases or rents equipment on a short-term basis to supplement existing equipment and respond to construction activity peaks.

EMPLOYEES

     On December 31, 2000, Granite employed 1,230 salaried employees, who work in management, estimating and clerical capacities, and 3,316 hourly employees. The total number of hourly personnel employed by the Company is subject to the volume of construction in progress. During 2000, the number of hourly employees ranged from 2,419 to 4,368 and averaged approximately 3,510. The Company's wholly owned subsidiary, Granite Construction Company, is a party to craft collective bargaining agreements in many areas in which it is working.

     The Company believes its employees are its most valuable resource and that its workforce possesses a strong dedication to and pride in the Company. Among salaried and non-union hourly employees, this dedication is reinforced by 27.9% equity ownership through the Employee Stock Ownership Plan ("ESOP"), the Profit Sharing and 401k Plan and performance-based incentive compensation arrangements at December 31, 2000. The Company's 446 managerial and supervisory personnel have an average of 11 years of service with Granite.

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

CONTRACT PROVISIONS AND SUBCONTRACTING

     The Company's revenue is substantially derived from contracts that are "fixed unit price" contracts under which the Company is committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete or cubic yards of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer; any increase in the Company's unit cost over the unit price bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by the Company unless otherwise provided in the contract. Design-build contracts are usually priced on a lump-sum basis. The Company's contracts are obtained primarily through competitive bidding in response to advertisements by federal, state and local government agencies and private parties.

     There are a number of factors that can create variability in contract performance and results as compared to a project's original bid. The most significant of these include, without limitation, site conditions that differ from those assumed in the original bid, the availability and skill level of workers in the geographic location of the project, the availability and proximity of materials and inclement weather. Design-build projects carry other risks such as design error risk, scope of work and quantities of materials. All of these factors can impose inefficiencies on contract performance and therefore have a direct impact on contract productivity (i.e. drive up contract costs) which in turn can have a direct impact on contract results.

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

ITEM 2. PROPERTIES

     The Company owns and leases real property for use in its construction and aggregate mining and processing activities. The Company owns approximately 409,423 square feet of office and shop space and leases, pursuant to leases expiring between January 2001 and December 2005, an additional 78,636 square feet of office and shop space. The Company owns approximately 11,194 acres of land of which 1,500 acres are un-permitted reserves available for future use and leases approximately 4,141 additional acres of land at sites in California, Nevada, Arizona and Utah. A majority of the land owned or leased by the Company is intended to serve as aggregate reserves. There are no significant encumbrances against owned property. The Company's leases for aggregate reserves generally limit the Company's interest in the reserves to the right to mine the reserves. These leases range from month-to-month leases to leases with expiration dates ranging from January 2001 to March 2016. The Company considers its available and future aggregate reserves adequate to meet its expected operating needs. The Company pursues a plan of acquiring new sources of aggregate reserves to replenish those depleted and to assure future growth.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to a number of legal proceedings. The Company believes that the nature and number of these proceedings are typical for a construction firm of its size and scope and that none of these proceedings is material to the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers of the Company are as follows:

                                       AGE                           POSITION
                                       ---                           --------
David H. Watts.......................  62     Chairman of the Board, President, Chief Executive
                                              Officer and Director
William G. Dorey.....................  56     Executive Vice President and Chief Operating Officer
William E. Barton....................  56     Senior Vice President and Chief Financial Officer
Patrick M. Costanzo..................  62     Senior Vice President and Manager, Heavy Construction
                                              Division
Mark E. Boitano......................  52     Senior Vice President and Manager, Branch Division

     Granite Construction Incorporated was incorporated in Delaware in January 1990 as the holding company for Granite Construction Company, which was incorporated in California in 1922. All dates of service for the executive officers of the registrant also include the periods in which they served for Granite Construction Company.

     Mr. Watts joined the Company in 1987 as President and Chief Executive Officer and has served as a director since 1988, and Chairman of the Board since 1999. In May 1997, Mr. Watts became a director of TIC Holdings, Inc. and in January 2000 he also became a director of Wilder Construction Company. From 1984 until 1987, Mr. Watts served as President, Chief Executive Officer and a director of Ford, Bacon & Davis, Inc., an industrial engineering and construction firm. From 1965 until 1984, Mr. Watts was employed by an underwater services and construction firm in various capacities, including as President and Chief Operating Officer. He received a B.A. degree in Economics from Cornell University in 1960. Mr. Watts is the Immediate Past Chair of the California Chamber of Commerce and serves as a Director of several other non-profit organizations.

     Mr. Dorey has been an employee of the Company since 1968 and has served in various capacities, including Executive Vice President and Chief Operating Officer since 1998, Senior Vice President and Manager, Branch Division from 1987 to 1998, and as Vice President and Assistant Manager, Branch Division from 1983 to 1987. In 1997, Mr. Dorey became a director of TIC Holdings, Inc. and in January 2000 he also became a director of Wilder Construction Company. He received a B.S. degree in Construction Engineering from Arizona State University in 1967.

     Mr. Barton has been an employee of the Company since 1980 and has served in various capacities, including Senior Vice President since 1999, Vice President and Chief Financial Officer from 1990 to 1999, Controller in 1989, Treasurer in 1988 and Cash Manager from 1980 until 1988. In 1997, Mr. Barton became a director of TIC Holdings, Inc. and in January 2000 he also became a director of Wilder Construction Company. He received a B.S. degree in Accounting and Finance from San Jose State University in 1967 and an M.B.A. degree from the University of Santa Clara in 1973.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on the New York Stock Exchange under the ticker symbol GVA. See Quarterly Results in Item 7 for a two-year summary of quarterly dividends and high and low sales prices of the Company's stock.

     On February 21, 2001 the Board of Directors declared a three for two stock split in the form of a 50% stock dividend payable April 13, 2001 to stockholders of record as of March 31, 2001. The Company also expects to pay a quarterly cash dividend of $0.12 per pre-split share of common stock to stockholders of record as of March 31, 2001 payable on April 13, 2001 (See Note 16 of Notes to Consolidated Financial Statements). Declaration and payment of dividends is within the sole discretion of the Company's Board of Directors, subject to limitations imposed by Delaware law, and will depend on the Company's earnings, capital requirements, financial conditions and such other factors as the Board of Directors deems relevant. As of March 19, 2001 there were 27,193,225 shares of common stock outstanding held by approximately 491 stockholders of record.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated operations data for 2000, 1999 and 1998 and consolidated balance sheet data as of December 31, 2000 and 1999 set forth below have been derived from consolidated financial statements of the Company, and are qualified by reference to our consolidated financial statements audited by PricewaterhouseCoopers LLP, independent accountants included herein. The selected consolidated statement of income data for 1990 through 1997 and the consolidated balance sheet data as of December 31, 1990 through 1998 have been derived from our audited financial statements not included herein. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       YEARS ENDED DECEMBER 31
                                    ---------------------------------------------------------------------------------------------
                                       2000         1999         1998         1997        1996       1995       1994       1993
                                    ----------   ----------   ----------   ----------   --------   --------   --------   --------
OPERATING SUMMARY
Revenue...........................  $1,348,325   $1,328,774   $1,226,100   $1,028,205   $928,799   $894,796   $693,388   $570,379
Gross profit......................     190,618      179,201      153,092      111,730    110,655    111,963     89,988     50,743
As a percent of revenue...........        14.1%        13.5%        12.5%        10.9%      11.9%      12.5%      13.0%       8.9%
General and administrative
  expenses........................     105,043       94,939       83,834       73,593     71,587     69,610     62,795     47,107
As a percent of revenue...........         7.8%         7.1%         6.8%         7.2%       7.7%       7.8%       9.1%       8.3%
Income before cumulative effect of
  change in accounting
  principle*......................      55,815       52,916       46,507       27,832     27,348     28,542     19,488      3,492
Net income........................      55,815       52,916       46,507       27,832     27,348     28,542     19,488      4,492
As a percent of revenue...........         4.1%         4.0%         3.8%         2.7%       2.9%       3.2%       2.8%       0.8%
Income per share before cumulative
  effect of change in accounting
  principle:
Basic.............................  $     2.12   $     2.03   $     1.75   $     1.05   $   1.04   $   1.10   $   0.75   $   0.13
Diluted...........................        2.07         1.96         1.70         1.03       1.02       1.08       0.74       0.13
Net income per share:
Basic.............................        2.12   $     2.03   $     1.75   $     1.05   $   1.04   $   1.10   $   0.75   $   0.17
Diluted...........................        2.07         1.96         1.70         1.03       1.02       1.08       0.74       0.17
Weighted average shares of common
  and common stock equivalents
  outstanding:
Basic.............................      26,389       26,058       26,559       26,397     26,207     25,916     25,884     25,875
Diluted...........................      26,939       26,963       27,339       26,942     26,748     26,474     26,289     26,133
                                    ----------   ----------   ----------   ----------   --------   --------   --------   --------
        Total assets..............  $  711,142   $  679,572   $  626,571   $  551,809   $473,045   $454,744   $349,098   $319,416
Cash, cash equivalents and
  short-term investments..........     100,731      108,077      121,424       72,769     72,230     66,992     48,638     48,810
Working capital...................     180,051      143,657      142,448      103,910     92,542     77,179     65,537     64,619
Current maturities of long-term
  debt............................       1,130        5,985       10,787       12,921     10,186     13,948     10,070     10,060
Long-term debt....................      63,891       64,853       69,137       58,396     43,602     39,494     17,237     28,585
Stockholders' equity..............     377,764      327,732      301,282      257,434    233,605    209,905    182,692    164,338
Book value per share..............       13.86        12.14        10.90         9.40       8.59       7.82       6.91       6.25
Dividends per share...............  $     0.43   $     0.40   $     0.30   $     0.24   $   0.25   $   0.19   $   0.09   $   0.09
Common shares outstanding.........      27,255       26,996       27,649       27,400     27,189     26,828     26,433     26,301
                                    ----------   ----------   ----------   ----------   --------   --------   --------   --------
Backlog...........................  $1,120,481   $  793,256   $  901,592   $  909,793   $597,876   $590,075   $550,166   $659,738
                                    ==========   ==========   ==========   ==========   ========   ========   ========   ========

                                       YEARS ENDED DECEMBER 31
                                    ------------------------------
                                      1992       1991       1990
                                    --------   --------   --------
OPERATING SUMMARY
Revenue...........................  $518,312   $564,060   $557,996
Gross profit......................    50,578     69,502     70,646
As a percent of revenue...........       9.8%      12.3%      12.7%
General and administrative
  expenses........................    46,906     46,541     44,466
As a percent of revenue...........       9.0%       8.3%       8.0%
Income before cumulative effect of
  change in accounting
  principle*......................     3,924     17,622     18,811
Net income........................     3,924     17,622     18,811
As a percent of revenue...........       0.8%       3.1%       3.4%
Income per share before cumulative
  effect of change in accounting
  principle:
Basic.............................  $   0.15   $   0.68   $   0.76
Diluted...........................      0.15       0.67       0.75
Net income per share:
Basic.............................  $   0.15   $   0.68   $   0.76
Diluted...........................      0.15       0.67       0.75
Weighted average shares of common
  and common stock equivalents
  outstanding:
Basic.............................    25,875     25,875     24,863
Diluted...........................    26,114     26,123     24,933
                                    --------   --------   --------
        Total assets..............  $316,978   $277,426   $260,426
Cash, cash equivalents and
  short-term investments..........    54,139     54,973     50,451
Working capital...................    66,329     55,186     52,352
Current maturities of long-term
  debt............................    15,469      7,669      7,887
Long-term debt....................    38,618     14,816     19,084
Stockholders' equity..............   158,594    153,159    131,026
Book value per share..............      6.05       5.87       5.06
Dividends per share...............  $   0.09   $   0.09   $   0.07
Common shares outstanding.........    26,216     26,078     25,875
                                    --------   --------   --------
Backlog...........................  $245,234   $292,017   $368,384
                                    ========   ========   ========

- ---------------
* Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes."

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Revenue from construction contracts including construction joint ventures is recognized using the percentage-of-completion method of accounting, based upon costs incurred and projected costs. Revenue in an amount equal to cost incurred is recognized prior to contracts reaching 25% completion. The related earnings are not recognized until the period in which such percentage completion is attained. Cost of revenue consists of direct costs on contracts; including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, fuel, maintenance and repairs) and insurance costs. Depreciation is provided using accelerated methods for construction equipment. Contracts frequently extend over a period of more than one year and revisions in cost and profit estimates during construction are reflected in the accounting period in which the facts that require the revision become known. Losses on contracts, if any, are provided in total when determined, regardless of the degree of project completion. Claims for additional contract revenue are recognized in the period when it is probable that the claim will result in additional revenue and the amount can be reliably estimated. The foregoing as well as weather, stage of completion, and mix of contracts at different margins may cause fluctuations in gross profit between periods.

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

CURRENT YEAR

                                                                       INCREASE
                                             2000          1999       (DECREASE)     %
                                          ----------    ----------    ----------    ----
                                                          (IN THOUSANDS)
Revenue:
  Branch Division.......................  $1,010,912    $  976,464     $ 34,448      3.5
  Heavy Construction Division...........     337,413       352,310      (14,897)    (4.2)
                                          ----------    ----------     --------     ----
                                          $1,348,325    $1,328,774     $ 19,551      1.5
                                          ==========    ==========     ========     ====

     Revenue and Backlog. Total revenue in 2000 increased to $1,348.3 million from $1,328.8 in 1999 which reflects a modest increase in revenue from the Branch Division partially offset by a decrease in HCD revenue. The HCD revenue decrease resulted from a lack of new awards during the period from late 1999 through mid 2000. Although HCD did receive significant new awards in late 2000, they were booked too late in the year to make a significant contribution to year 2000 revenue. On a market sector basis, revenue from private sector contracts increased $20.0 million to $333.4 million or 24.7% of total revenue in 2000, from $313.4 million or 23.5% of total revenue in 1999. The Company's private sector work is primarily comprised of site preparation for both commercial and residential developments and privately funded transportation projects. Although the private construction market remains strong in many of the areas that the Company works, there have been some signs of slowing growth in the private sector (see "Outlook"). The Company's revenue from public sector contracts decreased slightly to $855.1 million or 63.4% of total revenue in 2000 from $856.4 million or

64.5% of total revenue in 1999. The level of funding for public sector projects remained strong through 2000 in most of the Company's geographic markets.

     The following is a breakdown of backlog as of December 31, 2000, 1999 and 1998 (in thousands):

                                        2000                    1999                   1998
                                ---------------------    -------------------    -------------------
                                  AMOUNT      PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT
                                ----------    -------    --------    -------    --------    -------
By Geographic Area:
  California..................  $  260,612      23.2%    $245,861      31.0%    $192,114      21.3%
  West (excluding
     California)..............     269,660      24.1      205,489      25.9      312,034      34.7
  Midwest.....................     204,038      18.2           --        --           --        --
  South and East..............     386,171      34.5      341,906      43.1      397,444      44.0
                                ----------     -----     --------     -----     --------     -----
                                $1,120,481     100.0%    $793,256     100.0%    $901,592     100.0%
                                ==========     =====     ========     =====     ========     =====
By Market Sector:
  Federal agencies............  $   75,907       6.8%    $ 18,146       2.3%    $ 22,550       2.5%
  State agencies..............     649,242      57.9      468,992      59.1      635,833      70.5
  Local public agencies.......     313,467      28.0      124,251      15.7      133,138      14.8
  Private sector..............      81,865       7.3      181,867      22.9      110,071      12.2
                                ----------     -----     --------     -----     --------     -----
                                $1,120,481     100.0%    $793,256     100.0%    $901,592     100.0%
                                ==========     =====     ========     =====     ========     =====

     The Company's backlog at December 31, 2000 was $1,120.5 million, up $327.2 million, or 41.3% from 1999. The increase in backlog was due primarily to multiple HCD awards in the latter part of 2000 which include the Las Vegas Monorail project in Nevada, the Company's portion of the Hiawatha light rail joint venture in Minnesota and a major bridge and interchange project in Florida. Management believes that approximately 63% of the work in the backlog at December 31, 2000 will be recognized as revenue during 2001. The Company believes its bidding opportunities in its major marketplaces remain strong (see "Outlook").

     Gross Profit. For the year ended December 31, 2000, gross profit reached $190.6 million, a $11.4 million increase from 1999. As a percentage of revenue, gross profit increased in 2000 to 14.1% from 13.5% in 1999. The increased gross profit margin reflected increases in both Branch Division and HCD and was a result of the continued favorable market conditions in both the public and private sectors and the overall successful execution of projects. Year to date revenue recognized for projects less than 25% complete was approximately $31.5 million and $36.9 million at December 31, 2000 and 1999, respectively. As described under "General" above, the Company recognizes revenue only to the extent of cost incurred until a project reaches 25% complete. During 2000, the Company's gross profit margins were not significantly impacted by changes in the revenue from projects that were less than 25% complete.

     Cost of revenue consists of direct costs on contracts; including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). Although the composition of costs varies with each contract, the Company's gross profit margins were not significantly impacted by changes in any one of these costs during 2000. The Company has experienced upward pressure on costs associated with labor markets and oil prices; however, the Company's gross profit margins were not materially impacted by such changes during 2000.

     General and Administrative Expenses. For the years ended December 31, 2000 and 1999 general and administrative expenses comprised the following (in thousands):

                                                                2000       1999
                                                              --------    -------
                                                                (IN THOUSANDS)
Salaries and related expenses...............................  $ 46,897    $43,552
Incentive compensation, discretionary profit sharing and
  pension...................................................    24,153     22,264
Other general and administrative expenses...................    33,993     29,123
                                                              --------    -------
          Total.............................................  $105,043    $94,939
                                                              --------    -------
Percent of revenue..........................................       7.8%       7.1%
                                                              ========    =======

     Salaries and related expenses increased in 2000 over 1999 due primarily to increased staffing to support the Company's current and expected growth. Incentive compensation and discretionary profit sharing and pension costs increased in 2000 over 1999 as a function of the Company's increased profitability and the impact of certain members of Company management reaching age 62, at which time all their restricted stock grants become fully vested. Other general and administrative expenses include various costs to support its operations, none of which exceeds 10% of total general and administrative expenses. The increase in other general and administrative expenses in 2000 primarily reflects the increases in facilities and other costs to support the Company's growth.

     Operating Income. The Heavy Construction Division's contribution to operating income in 2000 decreased slightly over the 1999 contribution due to a decreased volume of work performed as a result of HCD projects nearing completion. These HCD projects have been replaced by several new awards in the latter half of 2000, see "Revenue and Backlog" above. However, these significant new projects were awarded too late in the year to have a significant impact on revenue and operating income in 2000. The Branch Division's contribution to operating income in 2000 increased compared to 1999 due primarily to increases in construction revenue and gross margins as described in the "Gross Profit" section above.

     Other Income (Expenses). Other income increased $5.5 million to $7.3 million in 2000. The increase was primarily due to higher interest income resulting from the combined factor of higher interest rates and higher invested balances and the absence of the Company's share of a 1999 loss of approximately $2.8 million experienced by TIC, in which the Company currently has a 27% equity investment, partially offset by lower gains on the sale of property and equipment.

     Provision for Income Taxes. The Company's effective tax rate was 39.9% in 2000, an increase of 1.4% from 1999. The increase reflects additional tax expense recognized in the first quarter 2000 related to the Company reaching an agreement with TIC to divest its 30% investment over a three and one-half year period.

OUTLOOK

     The Company experienced a sizeable increase in new awards for the year ended December 31, 2000. This increase in new awards resulted in a 41.3% improvement over the backlog at December 31, 1999. The Company believes this is a quality backlog that will provide a firm foundation from which to grow its business going forward.

     The bulk of these new awards were derived from the Company's public sector marketplace. As evidenced by the increase in new awards, the Company expects its public sector business will remain very positive in the coming year. The annual federal appropriations passed by Congress under TEA-21, and the matching state gas tax revenues continue to yield sizeable sums of money that flow into transportation programs across the country. Strong public sector markets nationwide should provide the Company with the opportunity to be very selective in its bidding, looking for those projects where it may have competitive advantages in terms of resources or expertise.

     However, it is still very early in the year to have a clear indication of how successful the Company can be in growing its business in 2001. Many of the larger projects the Company was awarded in 2000 were awarded in the later half of the year. As a result, some of the projects, most notably, the Las Vegas Monorail Project and the Hiawatha Light Rail Project, may or may not reach the 25 percent complete profit recognition threshold in 2001.

     Moreover, as always, it is difficult to predict this early in the year what our Branch Division's annual financial results will be. Unlike the Heavy Construction Division, the Branch Division's work is not completely backlog-driven as most of its contracts are short-term in duration. Weather, competition, market demand and the short-term nature of the business are just a few of the variables that significantly impact earnings visibility of the Branch Division in any given year.

     There is also general uncertainty nationwide regarding the health of the economy. While we remain cautiously optimistic about our private sector business, the economic slowdown may prompt a downturn in private sector development and consequently decreased opportunities for the Company.

     It is also unclear how the current power crisis in California will affect the Company. To mitigate the Company's exposure, it is exploring alternative energy sources at its facilities. While the current crisis is expected to continue into the summer during our peak production periods, we hope to be in a position to deliver when others cannot. However, the threat of rolling blackouts during the peak summer construction season remains a risk to our business productivity.

     During January 2001, PG&E Corp., the parent company of Pacific Gas & Electric Company failed to pay $7 million in commercial paper that was held by the Company at December 31, 2000. On March 9, 2001 the full $7 million, plus interest, was paid.

     Looking at the prospects for the Company's Heavy Construction Division, it is experiencing a market that is extremely active. Texas is expected to again embark on a $2.5 billion annual construction program. Florida has a similar program that was enhanced in 2000 with a funding package that adds $4 billion of additional funds over the next 10 years. The design-build market continues to grow rapidly, and HCD is currently targeting approximately $7 billion of potential projects over the next 18 months.

     From an external growth perspective, the Company has not been as successful in 2000 as it had anticipated in growing the business through mergers and acquisitions. While the Company has seen some excellent candidates, a strong construction market has inflated valuations to levels that make it difficult to achieve the type of return the Company is looking for. The Company has several opportunities in the acquisition pipeline and will continue to be very assertive in the mergers and acquisitions area, but will remain disciplined in its approach.

     In summary, the Company's outlook for the short-term, barring any contributions from acquisitions, is for a year of modest growth, given the uncertainties related to the timing of some of the larger projects, the California energy crisis and general economic conditions. However, the Company's long-term prospects are anticipated to be exceptional, given the continued strength of the public sector marketplace.

PRIOR YEARS

                                              1999          1998       INCREASE     %
                                           ----------    ----------    --------    ----
                                                          (IN THOUSANDS)
Revenue:
  Branch Division........................  $  976,464    $  945,912    $ 30,552     3.2
  Heavy Construction Division............     352,310       280,188      72,122    25.7
                                           ----------    ----------    --------    ----
                                           $1,328,774    $1,226,100    $102,674     8.4
                                           ==========    ==========    ========    ====

     Revenue and Backlog. The increased revenue in 1999 was primarily attributable to increased revenue from private sector contracts which increased $65.0 million to $313.4 million or 23.5% of total revenue in 1999, from $248.4 million or 20.2% of total revenue in 1998. The Company's private sector work is primarily comprised of site preparation for both commercial and residential developments and privately funded transportation projects. The private sector revenue growth was significantly influenced by the continued strong growth in residential and commercial building construction during 1999. In California, one of the Company's largest markets, new building construction increased 13.0% during 1999 to $42.6 billion from $37.7 billion in

1998, according to the Construction Industry Research Board. The Company's revenue from public sector contracts increased to $856.4 million in 1999 from $836.0 million in 1998 while decreasing to 64.5% of the Company's total revenue in 1999 from 68.2% in 1998. Although the level of funding for public sector projects remained strong in 1999 in most of the Company's markets, the increased TEA-21 funding did not significantly impact the Company's revenue.

     The increase in Branch Division revenue during the year resulted from increases in revenue from federal sector and from private sector contracts, partially offset by a decrease in local sector revenue. The increase in HCD revenue was attributable to significantly drier weather conditions; particularly in Texas and Florida, and included revenue from a larger number of both private and public sector projects which included a private sector railroad project in Texas which was awarded in mid 1998, a private sector design-build tollroad project in Texas which was awarded in 1999 and a public sector design-build highway project in Arizona which was awarded in late 1998.

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

     General and Administrative Expenses. For the years ended December 31, 1999 and 1998 general and administrative expenses comprised the following (in thousands):

                                                            1999       1998
                                                           -------    -------
                                                             (IN THOUSANDS)
Salaries and related expenses............................  $43,552    $40,602
Incentive compensation, discretionary profit sharing and
  pension................................................   22,264     18,894
Other general and administrative expenses................   29,123     24,338
                                                           -------    -------
          Total..........................................  $94,939    $83,834
                                                           -------    -------
Percent of revenue.......................................      7.1%       6.8%
                                                           =======    =======

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

     Other Income (Expenses). Other income decreased $4.0 million to $1.8 million in 1999. The decrease was due primarily to a loss experienced by TIC, in which the Company had a 30% equity investment. The Company's share of TIC's loss was approximately $2.8 million, a decrease of approximately $7.0 million from the Company's share of TIC income in 1998. This decrease was partially offset by a $2.8 million gain recorded on the sale of a depleted quarry property.

     Provision for Income Taxes. The Company's effective tax rate was 38.5% in 1999, an increase of 0.5% from 1998. The increase was primarily due to a lower impact of the Company's percentage depletion deduction due to higher pre-tax earnings.

LIQUIDITY AND CAPITAL RESOURCES

                                                       2000        1999        1998
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Cash and cash equivalents..........................  $ 57,759    $ 61,832    $ 62,470
Net cash provided (used) by:
  Operating activities.............................    74,846      99,987      96,030
  Investing activities.............................   (58,966)    (54,204)    (87,194)
  Financing activities.............................   (19,953)    (46,421)       (725)
  Capital expenditures.............................    52,454      82,035      52,462
  Working Capital..................................  $180,051    $143,657    $142,448

     During 2000 the Company generated cash and cash equivalents from operating activities of $74.8 million which represented a decrease of $25.1 million over 1999. The decrease was primarily due to a reduced cash flow impact from accounts and notes receivable reflecting more modest revenue growth in 2000 and a reduction in the net billings in excess of cost. The impact of these changes were partially offset by a reduction in the equity in construction joint ventures resulting from the completion of two joint venture projects during the year.

     Cash used by investing activities in 2000 increased $4.8 million from 1999 primarily due to the investment in Wilder Construction in which the Company has a 39% equity investment at December 31, 2000, offset by a decrease in property and equipment purchases and the proceeds from the partial TIC divestiture.

     Cash used by financing activities in 2000 decreased $26.5 million from 1999 due to the absence Company's share repurchases and decreased payments on its debt obligations.

     The Company has budgeted $58.3 million for capital expenditures in 2001, which includes amounts for construction equipment, aggregate and asphalt plants, buildings, leasehold improvements and the purchase of land and aggregate reserves. The Company anticipates that cash generated internally and amounts available under its existing credit facilities will be sufficient to meet its capital and other requirements, including contributions to employee benefit plans, for the foreseeable future. The Company's consolidated working capital position was $180.1 million at December 31, 2000 compared to $143.7 million at December 31, 1999. The Company currently has access to funds under its revolving credit agreement which allow it to borrow up to $75.0 million, of which $63.2 million was available at December 31, 2000. The Company plans to renew its revolving credit facility in 2001.

     Subsequent Events. On February 21, 2001, the Company announced a quarterly cash dividend of $0.12 per pre split share of common stock to stockholders of record as of March 31, 2001 payable on April 13, 2001.

     In addition, the Company announced a three for two stock split in the form of a 50% stock dividend payable April 13, 2001.

     The following unaudited summary reflects the pro forma net income per share restated for the three for two stock split (in thousands except per share data).

                           PRO FORMA WEIGHTED AVERAGE
                              SHARES OF COMMON AND
                            COMMON STOCK EQUIVALENTS      PRO FORMA NET
                                  OUTSTANDING           INCOME PER SHARE
YEARS ENDED                --------------------------   -----------------
DECEMBER 31,  NET INCOME      BASIC        DILUTED      BASIC    DILUTED
- ------------  ----------   -----------   ------------   ------   --------
  2000         $55,815       39,584         40,409      $1.41     $1.38
  1999         $52,916       39,087         40,445      $1.35     $1.31
  1998         $46,507       39,839         41,009      $1.17     $1.13
  1997         $27,832       39,596         40,413      $0.70     $0.69
  1996         $27,348       39,311         40,122      $0.70     $0.68
  1995         $28,542       38,874         39,711      $0.73     $0.72
  1994         $19,488       38,826         39,434      $0.50     $0.49
  1993         $ 4,492       38,813         39,200      $0.12     $0.11
  1992         $ 3,924       38,813         39,171      $0.10     $0.10
  1991         $17,622       38,813         39,185      $0.45     $0.45
  1990         $18,811       37,295         37,400      $0.50     $0.50

     Additionally, on the effective date of the three for two stock split, the Company will restate its shares outstanding at December 31, 2000 and 1999 to 40,882 and 40,493, respectively and will restate its common stock balance to $409 and $405 at December 31, 2000 and 1999, respectively.

     On February 23, 2001 the Company purchased an additional 450,000 shares of Wilder Construction Company for a purchase price of approximately $4.6 million.

     Also, subsequent to year end, the Company adopted a Dividend Reinvestment and Stock Purchase Plan (the "Plan") of which 3,000,000 shares of common stock are authorized for purchase. The Plan offers participation to record holders of common stock or other interested investors. Under the Plan, participants may buy additional shares of common stock by automatically reinvesting all or a portion of the cash dividends paid on their shares of common stock or by making optional cash investments.

     Recent Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "SFAS 133", Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes methods of accounting and reporting for derivative instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal quarters of fiscal years beginning after June 15, 2000, as amended by SFAS 137. The Company adopted this pronouncement in the first quarter of 2001 and it did not have a material impact on the Company's financial position and results of operations.

QUARTERLY RESULTS

     The following table sets forth selected unaudited financial information for the Company for the eight quarters in the period ended December 31, 2000. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.

                            QUARTERLY FINANCIAL DATA
             (UNAUDITED -- IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                              2000 QUARTERS ENDED
                                              ---------------------------------------------------
                                              DECEMBER 31    SEPTEMBER 30    JUNE 30     MARCH 31
                                              -----------    ------------    --------    --------
Revenue.....................................   $346,427        $441,756      $343,712    $216,430
Gross profit................................     47,092          67,478        49,673      26,375
  As a percent of revenue...................       13.6%           15.3%         14.5%       12.2%
Net income..................................     12,758          24,900        15,933       2,224
  As a percent of revenue...................        3.7%            5.6%          4.6%        1.0%
Net income per share:
  Basic.....................................   $   0.48        $   0.95      $   0.61    $   0.08
  Diluted...................................   $   0.47        $   0.93      $   0.59    $   0.08
Dividends per share.........................   $   0.10        $   0.10      $   0.10    $   0.16
Market price
  High......................................   $  30.94        $  27.13      $  28.50    $  27.50
  Low.......................................   $  21.56        $  21.00      $  22.88    $  17.44

                                                              1999 QUARTERS ENDED
                                              ---------------------------------------------------
                                              DECEMBER 31    SEPTEMBER 30    JUNE 30     MARCH 31
                                              -----------    ------------    --------    --------
Revenue.....................................   $365,975        $418,703      $329,292    $214,804
Gross profit................................     51,194          58,509        46,169      23,329
  As a percent of revenue...................       14.0%           14.0%         14.0%       10.9%
Net income..................................     14,436          20,849        15,131       2,500
  As a percent of revenue...................        3.9%            5.0%          4.6%        1.2%
Net income per share:
  Basic.....................................   $   0.55        $   0.80      $   0.58    $   0.09
  Diluted...................................   $   0.54        $   0.77      $   0.56    $   0.09
Dividends per share.........................   $   0.07        $   0.07      $   0.07    $   0.19
Market price
  High......................................   $  26.50        $  29.81      $  29.88    $  37.75
  Low.......................................   $  16.88        $  22.69      $  21.88    $  19.63

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

     The fair value of the Company's investment portfolio or related income would not be significantly impacted by changes in interest rates since the investment maturities are short and the interest rates are primarily fixed. The Company's senior notes payable of $60.0 million at December 31, 2000 carry a fixed interest rate of 6.54% per annum with principal payments due in nine equal annual installments beginning in 2002.

     The table below presents principal amounts and related weighted average interest rates by year for the Company's cash and cash equivalents, short-term investments and significant debt obligations:

                                                            2001      2002     2003     2004     2005    THEREAFTER    TOTAL
                                                           -------   ------   ------   ------   ------   ----------   --------
                                                                                     (IN THOUSANDS)
ASSETS
Cash, cash equivalents and short-term investments........  $97,735   $   --   $1,998   $  998   $   --    $    --     $100,731
Weighted average interest rate...........................      6.5%      --      5.9%     6.2%      --         --
LIABILITIES
Fixed rate debt
Senior notes payable.....................................  $    --   $6,667   $6,667   $6,667   $6,667    $33,332     $ 60,000
  Weighted average interest rate.........................       --     6.54%    6.54%    6.54%    6.54%      6.54%        6.54%

     The estimated fair value of the Company's cash, cash equivalents and short-term investments approximate the principal amounts reflected above based on the short maturities of these financial instruments. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt was approximately $57.3 million as of December 31, 2000 and $51.6 million as of December 31, 1999.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Registrant and auditor's report are included in Item 8 and appear following Item 14:

        Report of Independent Accountants

        Consolidated Balance Sheets -- At December 31, 2000 and 1999

        Consolidated Statements of Income -- Years Ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Stockholders' Equity -- Years Ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Cash Flows -- Years Ended December 31, 2000, 1999 and 1998

        Notes to Consolidated Financial Statements

     Additionally, a two-year Summary of Quarterly Results is included in Item 7 under "Quarterly Results."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the Company will file its definitive proxy statement for the Annual Meeting of Stockholders to be held on May 21, 2001 (the "Proxy Statement") pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the directors of the Company is set forth under the caption "Information about Granite -- Management, Directors" in the Proxy Statement. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     Information relating to executive compensation is set forth under the caption "Information about Granite -- Compensation of Directors and Executive Officers" in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to ownership of equity securities of the Company by certain beneficial owners and Management is set forth under the caption "Information about Granite -- Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to certain relationships and related transactions is set forth under the caption "Information about Granite -- Management, Certain Transactions with Management" in the Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     The following documents are filed as part of this Report:

        (a) 1. FINANCIAL STATEMENTS. The following consolidated financial statements are filed as part of this Report:

                                                            FORM 10-K
                                                              PAGES
                                                          --------------
Report of Independent Accountants.......................             F-1
Consolidated Balance Sheets at December 31, 2000 and
  1999..................................................             F-2
Consolidated Statements of Income for the Years Ended
  December 31, 2000, 1999 and 1998......................             F-3
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2000, 1999 and 1998..........             F-4
Consolidated Statements of Cash Flows for the Years
  Ended December 31, 2000, 1999 and 1998................             F-5
Notes to the Consolidated Financial Statements..........     F-6 to F-20

             2. FINANCIAL STATEMENT SCHEDULE. The following financial statement schedule of Granite Construction Incorporated for the years ended December 31, 2000, 1999 and 1998 is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Granite Construction Incorporated.

                                                              FORM 10-K
                          SCHEDULE                              PAGES
                          --------                            ---------
Schedule II -- Schedule of Valuation and Qualifying
  Accounts..................................................     S-1

        Schedules not listed above have been omitted because the required information is not applicable or is shown in the financial statements or notes.

             3. EXHIBITS. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

        (b) REPORTS ON FORM 8-K. The registrant was not required to file any reports on Form 8-K during the fourth quarter of fiscal 2000.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the stockholders of Granite Construction, Incorporated:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 24 present fairly, in all material respects, the financial position of Granite Construction, Incorporated and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 24 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
February 16, 2001, except for Note 16,
as to which the date is February 23, 2001

                       GRANITE CONSTRUCTION INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current assets
  Cash and cash equivalents.................................  $ 57,759    $ 61,832
  Short-term investments....................................    42,972      46,245
  Accounts receivable.......................................   221,374     211,609
  Costs and estimated earnings in excess of billings........    19,473      14,105
  Inventories...............................................    16,747      12,823
  Deferred income taxes.....................................    15,857      14,885
  Equity in construction joint ventures.....................    25,151      30,611
  Other current assets......................................    12,295      10,211
                                                              --------    --------
          Total current assets..............................   411,628     402,321
Property and equipment......................................   249,077     242,913
Investments in affiliates...................................    40,052      23,139
Other assets................................................    10,385      11,199
                                                              --------    --------
                                                              $711,142    $679,572
                                                              ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt......................  $  1,130    $  5,985
  Accounts payable..........................................    90,111      95,662
  Billings in excess of costs and estimated earnings........    57,412      66,342
  Accrued expenses and other current liabilities............    82,924      90,675
                                                              --------    --------
          Total current liabilities.........................   231,577     258,664
Long-term debt..............................................    63,891      64,853
Other long-term liabilities.................................     6,370           -
Deferred income taxes.......................................    31,540      28,323
Commitments and contingencies
Stockholders' equity
  Preferred stock, $0.01 par value, authorized 3,000,000
     shares; none outstanding...............................        --          --
  Common stock, $0.01 par value, authorized 100,000,000
     shares; issued and outstanding 27,254,605 shares in
     2000 and 26,995,506 in 1999............................       272         270
  Additional paid-in capital................................    56,518      49,817
  Retained earnings.........................................   330,172     285,832
                                                              --------    --------
                                                               386,962     335,919
  Unearned compensation.....................................    (9,198)     (8,187)
                                                              --------    --------
                                                               377,764     327,732
                                                              --------    --------
                                                              $711,142    $679,572
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       GRANITE CONSTRUCTION INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEARS ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                2000         1999         1998
                                                             ----------   ----------   ----------
Revenue
  Construction.............................................  $1,188,430   $1,169,755   $1,084,433
  Material sales...........................................     159,895      159,019      141,667
                                                             ----------   ----------   ----------
          Total revenue....................................   1,348,325    1,328,774    1,226,100
                                                             ----------   ----------   ----------
Cost of revenue
  Construction.............................................   1,020,317    1,015,041      955,213
  Material sales...........................................     137,390      134,532      117,795
                                                             ----------   ----------   ----------
          Total cost of revenue............................   1,157,707    1,149,573    1,073,008
                                                             ----------   ----------   ----------
  Gross profit.............................................     190,618      179,201      153,092
General and administrative expenses........................     105,043       94,939       83,834
                                                             ----------   ----------   ----------
  Operating income.........................................      85,575       84,262       69,258
                                                             ----------   ----------   ----------
Other income (expense)
  Interest income..........................................      11,646        8,682        9,856
  Interest expense.........................................      (8,954)      (8,791)      (9,551)
  Gain on sales of property and equipment..................       2,584        4,544        1,819
  Other, net...............................................       2,019       (2,654)       3,629
                                                             ----------   ----------   ----------
                                                                  7,295        1,781        5,753
                                                             ----------   ----------   ----------
  Income before provision for income taxes.................      92,870       86,043       75,011
Provision for income taxes.................................      37,055       33,127       28,504
                                                             ----------   ----------   ----------
  Net income...............................................  $   55,815   $   52,916   $   46,507
                                                             ==========   ==========   ==========
Net income per share
  Basic....................................................  $     2.12   $     2.03   $     1.75
  Diluted..................................................  $     2.07   $     1.96   $     1.70
Weighted average shares of common and common stock
  equivalents outstanding
  Basic....................................................      26,389       26,058       26,559
  Diluted..................................................      26,939       26,963       27,339
Dividends per share........................................  $     0.43   $     0.40   $     0.30

  The accompanying notes are an integral part of these consolidated financial statements.

                       GRANITE CONSTRUCTION INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             ADDITIONAL
                                                    COMMON    PAID-IN     RETAINED     UNEARNED
   YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000     STOCK     CAPITAL     EARNINGS   COMPENSATION    TOTAL
   --------------------------------------------     ------   ----------   --------   ------------   --------
BALANCES, DECEMBER 31, 1997.......................   $274     $39,745     $223,498     $(6,083)     $257,434
Net income........................................     --          --       46,507          --        46,507
Restricted stock issued -- 213,926 shares, net....      2       3,793           --      (3,795)           --
Amortized restricted stock........................     --          --           --       3,286         3,286
Employee stock options exercised and related tax
  benefit -- 81,405 shares........................      1       1,402           --          --         1,403
Repurchase of common stock -- 107,733 shares......     --      (2,440)          --          --        (2,440)
Common stock contributed to ESOP -- 61,800
  shares..........................................     --       1,580           --          --         1,580
Cash dividends on common stock and other..........     --       1,000       (7,488)         --        (6,488)
                                                     ----     -------     --------     -------      --------
BALANCES, DECEMBER 31, 1998.......................    277      45,080      262,517      (6,592)      301,282
Net income........................................     --          --       52,916          --        52,916
Restricted stock issued -- 236,578 shares, net....      2       6,427           --      (6,429)           --
Amortized restricted stock........................     --          --           --       4,834         4,834
Stock options and warrants exercised and related
  tax benefit -- 130,940 shares...................      1       1,419           --          --         1,420
Repurchase of common stock -- 1,112,073 shares....    (10)     (5,255)     (19,764)         --       (25,029)
Common stock contributed to ESOP -- 91,100
  shares..........................................     --       2,146           --          --         2,146
Cash dividends on common stock and other..........     --          --       (9,837)         --        (9,837)
                                                     ----     -------     --------     -------      --------
BALANCES, DECEMBER 31, 1999.......................    270      49,817      285,832      (8,187)      327,732
Net income........................................     --          --       55,815          --        55,815
Restricted stock issued -- 276,685 shares, net....      3       6,909           --      (6,912)           --
Amortized restricted stock........................     --          --           --       5,901         5,901
Stock options exercised and related tax
  benefit -- 56,103 shares........................     --       2,013           --          --         2,013
Repurchase of common stock -- 103,689 shares......     (1)     (2,853)          --          --        (2,854)
Common stock contributed to ESOP -- 30,000
  shares..........................................     --         632           --          --           632
Cash dividends on common stock and other..........     --          --      (11,475)         --       (11,475)
                                                     ----     -------     --------     -------      --------
BALANCES, DECEMBER 31, 2000.......................   $272     $56,518     $330,172     $(9,198)     $377,764
                                                     ====     =======     ========     =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       GRANITE CONSTRUCTION INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Operating Activities
  Net income................................................  $ 55,815   $ 52,916   $ 46,507
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation, depletion and amortization................    44,624     42,363     38,124
    Gain on sales of property and equipment.................    (2,584)    (4,544)    (1,819)
    Deferred income taxes...................................     2,245      1,043        154
    Gain on sale of investment..............................      (636)        --         --
    Amortization of unearned compensation...................     5,901      4,834      3,286
    Common stock contributed to ESOP........................       632      2,146      1,580
    Equity in (gain) loss of affiliates.....................       (57)     5,292     (2,728)
    Other...................................................       150       (424)        --
  Changes in assets and liabilities:
    Accounts and notes receivable...........................   (11,287)   (34,106)   (10,715)
    Inventories.............................................    (2,624)       (50)      (522)
    Equity in construction joint ventures...................     5,460    (10,591)    (7,069)
    Other assets............................................    (1,933)     1,327        189
    Accounts payable........................................    (5,551)     7,468      7,385
    Billings in excess of costs and estimated earnings,
     net....................................................   (15,598)    18,285      6,954
    Accrued expenses........................................       289     14,028     14,704
                                                              --------   --------   --------
         Net cash provided by operating activities..........    74,846     99,987     96,030
                                                              --------   --------   --------
Investing Activities
  Purchases of short-term investments.......................   (84,671)   (98,082)   (91,090)
  Maturities of short-term investments......................    87,944    110,791     50,546
  Additions to property and equipment.......................   (52,454)   (82,035)   (52,462)
  Proceeds from sales of property and equipment.............     4,691      9,130      5,357
  Proceeds from sale of investment..........................     5,000         --         --
  Investment in affiliates..................................   (21,220)     1,083       (385)
  Development and sale of land and other investing
    activities..............................................     1,744      4,909        840
                                                              --------   --------   --------
         Net cash used by investing activities..............   (58,966)   (54,204)   (87,194)
                                                              --------   --------   --------
Financing Activities
  Additions to long-term debt...............................        --         --     60,000
  Repayments of long-term debt..............................    (5,817)   (10,786)   (51,392)
  Employee stock options exercised..........................       431         39        832
  Repurchase of common stock................................    (2,854)   (25,029)    (2,440)
  Dividends paid............................................   (11,713)   (10,645)    (7,725)
                                                              --------   --------   --------
         Net cash used by financing activities..............   (19,953)   (46,421)      (725)
                                                              --------   --------   --------
Increase (decrease) in cash and cash equivalents............    (4,073)      (638)     8,111
Cash and cash equivalents at beginning of year..............    61,832     62,470     54,359
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $ 57,759   $ 61,832   $ 62,470
                                                              ========   ========   ========
Supplementary Information
  Cash paid during the year for:
    Interest................................................  $  6,387   $  5,926   $  4,857
    Income taxes............................................    28,060     24,210     22,294
  Noncash financing and investing activity:
    Restricted stock issued for services....................  $  6,912   $  6,429   $  3,795
    Dividends accrued but not paid..........................     2,725      1,890      1,659
    Financed acquisition of property and equipment..........        --      1,700         --

  The accompanying notes are an integral part of these consolidated financial statements.

                       GRANITE CONSTRUCTION INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

     Revenue Recognition: Earnings on construction contracts including construction joint ventures are recognized on the percentage of completion method in the ratio of costs incurred to estimated final costs. Revenue in an amount equal to cost incurred is recognized prior to contracts reaching 25% completion. The related earnings are not recognized until the period in which such percentage completion is attained. It is the Company's judgment that until a project reaches 25% completion, there is insufficient information to determine with a reasonable level of comfort what the estimated profit on the project will be. Factors that can contribute to changes in estimates of contract profitability include, without limitation, site conditions that differ from those assumed in the original bid, the availability and skill level of workers in the geographic location of the project, the availability and proximity of materials, inclement weather and timing and coordination issues inherent in design/build projects. Contract cost is recorded as incurred and revisions in contract revenue and cost estimates are reflected in the accounting period when known. The 25% threshold is applied to all percentage of completion projects without exception unless and until the Company projects a loss on the project, in which case the estimated loss is immediately recognized. Claims for additional contract revenue are recognized if it is probable that the claim will result in additional revenue and the amount can be reliably estimated. Revenue from contract change orders is recognized when the owner has agreed to the change order. Revenue from the sale of materials is recognized when delivery and risk of ownership passes to the customer.

     The Company's revenue is substantially derived from contracts that are "fixed unit price" under which the Company is committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete or cubic yards of earth excavated). The Company's contracts are obtained primarily through competitive bidding in response to advertisements by federal, state and local government agencies and private parties. All federal government contracts and many of the Company's other contracts provide for termination of the contract for the convenience of the party contracting with the Company.

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

                       GRANITE CONSTRUCTION INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

     Financial Instruments: The carrying value of short-term investments approximates their fair value as determined by market quotes. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. The carrying value of receivables and other amounts arising out of normal contract activities, including retentions, which may be settled beyond one year, is estimated to approximate fair value.

     Inventories: Inventories consist primarily of quarry products valued at the lower of average cost or market.

     Property and Equipment: Property and equipment are stated at cost. Depreciation is provided using accelerated methods over lives ranging from three to ten years for construction equipment and the straight-line method over lives from three to twenty years for the remaining depreciable assets. The Company believes that accelerated methods best approximate the service provided by the construction equipment. Depletion of quarry property is based on the usage of depletable reserves. The cost and accumulated depreciation or depletion of property sold or retired is removed from the accounts and gains or losses, if any, are reflected in earnings for the period. The Company capitalized interest costs related to certain self-constructed assets which reduced total interest expense of $9,463 by $509 in 2000 and reduced total interest expense of $9,368 by $577 in 1999.

     Long-Lived Assets: Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There have been no significant events or changes in circumstances to date.

     The Company holds for development and sale certain property acquired in foreclosure proceedings. Such assets are held in long-term other assets until such time as they are available to be sold and expected to be sold within a year, at which time they are carried in other current assets. Additionally, the Company frequently sells property and equipment that has reached the end of its useful life or no longer meets the Company's needs, including depleted quarry property. Such property is held in property and equipment until sold. During 2000, 1999 and 1998 there were no losses resulting from changes in the carrying amounts of these assets.

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

                       GRANITE CONSTRUCTION INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Reclassifications: Certain financial statement items have been reclassified to conform to the current year's format. These reclassifications had no impact on previously reported net income.

     Recent Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "SFAS 133", Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes methods of accounting and reporting for derivative instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal quarters of fiscal years beginning after June 15, 2000, as amended by SFAS 137. The Company adopted this pronouncement in the first quarter of 2001 and it did not have a material impact on the Company's financial position and results of operations.

 2. DISCLOSURE OF SIGNIFICANT RISKS AND UNCERTAINTIES

     Disclosure of Significant Estimates -- Revenue Recognition: As outlined in the Summary of Significant Accounting Policies, the Company's construction revenue is recognized on the percentage of completion basis. Consequently, construction revenue and gross margin for each reporting period is determined on a contract by contract basis by reference to estimates by the Company's engineers of expected costs to be incurred to complete each project. These estimates include provisions for known and anticipated cost overruns, if any exist or are expected to occur. These estimates may be subject to revision in the normal course of business.

     Disclosure of Significant Estimates -- Litigation: The Company is a party to a number of legal proceedings and believes that the nature and number of these proceedings are typical for a construction firm of its size and scope and that none of these proceedings is material to the Company's financial position. The Company's litigation typically involves claims regarding public liability or contract related issues.

     Concentrations: The Company maintains the majority of cash balances and all of its short-term investments with several financial institutions. The Company invests with high credit quality financial institutions, and, by policy, limits the amount of credit exposure to any financial institution. A significant portion of the Company's labor force is subject to collective bargaining agreements. Collective bargaining agreements covering approximately 5% of the Company's unionized labor force at December 31, 2000 will expire during 2001.

     Revenue received from federal, state and local government agencies amounted to $855,069 (63.4%) in 2000, $856,399 (64.5%) in 1999, and $835,986 (68.2%) in
1998. California Department of Transportation represented $174,560 (12.9%) in 2000, $135,265 (10.2%) in 1999, and $142,008 (11.6%) in 1998 of total revenue.
At December 31, 2000 and 1999, the Company had significant amounts receivable from these agencies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral, although the law provides the Company the ability to file mechanics liens on real property improved for private customers in the event of non-payment by such customers. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. The Company has no foreign operations.

                       GRANITE CONSTRUCTION INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

 3. SHORT-TERM INVESTMENTS

     The carrying and market values of short-term investments are as follows at December 31, 2000 and 1999:

                                           HELD-TO-MATURITY                                   HELD-TO-MATURITY
                                           DECEMBER 31, 2000                                  DECEMBER 31, 1999
                            -----------------------------------------------    -----------------------------------------------
                            CARRYING    UNREALIZED    UNREALIZED     FAIR      CARRYING    UNREALIZED    UNREALIZED     FAIR
                             VALUE        GAINS         LOSSES       VALUE      VALUE        GAINS         LOSSES       VALUE
                            --------    ----------    ----------    -------    --------    ----------    ----------    -------
U.S. Government and Agency
  Obligations.............  $11,922         $7            $--       $11,929    $20,222        $ 4            $--       $20,226
Commercial Paper..........   16,865          1            --         16,866     12,917         16            --         12,933
Municipal Bonds...........       --         --            --             --         --         --            --             --
Domestic Banker's
  Acceptance..............    7,180          1            --          7,181      7,079         22            --          7,101
                            -------         --            --        -------    -------        ---            --        -------
                             35,967          9            --         35,976     40,218         42            --         40,260
                            -------         --            --        -------    -------        ---            --        -------

                                          AVAILABLE-FOR-SALE                                 AVAILABLE-FOR-SALE
                                           DECEMBER 31, 2000                                  DECEMBER 31, 1999
                            -----------------------------------------------    -----------------------------------------------
                            CARRYING    UNREALIZED    UNREALIZED     FAIR      CARRYING    UNREALIZED    UNREALIZED     FAIR
                             VALUE        GAINS         LOSSES       VALUE      VALUE        GAINS         LOSSES       VALUE
                            --------    ----------    ----------    -------    --------    ----------    ----------    -------
U.S. Government and Agency
  Obligations.............    4,492         --            (6)         4,486      2,999         --            (82)        2,917
Municipal Bonds...........    2,513          1            --          2,514      3,028         --            (18)        3,010
                            -------        ---           ---        -------    -------        ---          -----       -------
                              7,005          1            (6)         7,000      6,027         --           (100)        5,927
                            -------        ---           ---        -------    -------        ---          -----       -------
Total Short-Term
  Investments.............  $42,972        $10           $(6)       $42,976    $46,245        $42          $(100)      $46,187
                            =======        ===           ===        =======    =======        ===          =====       =======

     There were no sales of investments classified as available-for-sale for the years ended December 31, 2000 and 1999. Unrealized gains and losses were considered immaterial for both 2000 and 1999 and, thus, not recorded.

     At December 31, 2000, scheduled maturities of investments are as follows:

                                                              HELD-TO-    AVAILABLE-
                                                              MATURITY     FOR-SALE      TOTAL
                                                              --------    ----------    -------
Within one year.............................................  $35,967       $4,009      $39,976
After one year through five years...........................       --        2,996        2,996
                                                              -------       ------      -------
                                                              $35,967       $7,005      $42,972
                                                              =======       ======      =======

     For the years ended December 31, 2000 and 1999, purchases and maturities were as follows:

                                                                                             DECEMBER 31, 1999
                                                        DECEMBER 31, 2000            ----------------------------------
                                                ---------------------------------     HELD-
                                                HELD-TO-    AVAILABLE-                 TO-       AVAILABLE-
                                                MATURITY     FOR-SALE      TOTAL     MATURITY     FOR-SALE      TOTAL
                                                --------    ----------    -------    --------    ----------    --------
Purchases.....................................  $81,640       $3,031      $84,671    $ 92,870      $5,212      $ 98,082
Maturities....................................   85,891        2,053       87,944     107,587       3,204       110,791
                                                -------       ------      -------    --------      ------      --------
Net change....................................  $(4,251)      $  978      $(3,273)   $(14,717)     $2,008      $(12,709)
                                                =======       ======      =======    ========      ======      ========

                       GRANITE CONSTRUCTION INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

 4. ACCOUNTS RECEIVABLE

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Construction Contracts
  Completed and in progress............................  $122,935    $127,544
  Retentions...........................................    72,883      61,055
                                                         --------    --------
                                                          195,818     188,599
Construction material sales............................    22,874      19,421
Other..................................................     4,463       4,813
                                                         --------    --------
                                                          223,155     212,833
Less allowance for doubtful accounts...................     1,781       1,224
                                                         --------    --------
                                                         $221,374    $211,609
                                                         ========    ========

     Accounts receivable includes amounts billed and billable for public and private contracts. The balances billed but not paid by customers pursuant to retainage provisions in construction contracts generally become due upon completion of the contracts and acceptance by the owners. Retainage amounts at December 31, 2000 are expected to be collected as follows: $67,909 in 2001; $3,182 in 2002, $1,595 in 2003 and $197 in 2004.

 5. EQUITY IN CONSTRUCTION JOINT VENTURES

     The Company participates in various construction joint venture partnerships. Generally, each construction joint venture is formed to accomplish a specific project and is dissolved upon completion of the project. The joint venture agreements typically provide that the interests of the Company in any profits and assets, and its respective shares in any losses and liabilities that may result from the performance of the contract are limited to the Company's stated percentage interest in the project. Although the venture's contract with the project owner typically requires joint and several liability, the Company's agreements with its joint venture partners provide that each party will assume and pay its full proportionate share of any losses resulting from a project. The Company has no significant commitments beyond completion of the contract. The Company's share of equity in these ventures ranges from 15% -- 57% the most significant of which include a 23% share of the I-15 Corridor reconstruction project in Salt Lake City, Utah, a 40% share of a highway and tunnel project in Atlantic City, New Jersey and a 57% share of a light rail project in Minneapolis, Minnesota.

     The combined assets, liabilities and net assets of these ventures are as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Assets
  Total.....................................................  $165,361    $260,275
  Less other venturers' interest............................   116,988     188,803
                                                              --------    --------
  Company's interest........................................    48,373      71,472
                                                              --------    --------
Liabilities
  Total.....................................................    80,788     149,453
  Less other venturers' interest............................    57,566     108,592
                                                              --------    --------
  Company's interest........................................    23,222      40,861
                                                              --------    --------
Company's interest in net assets............................  $ 25,151    $ 30,611
                                                              ========    ========

                       GRANITE CONSTRUCTION INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The revenue and costs of revenue of construction joint ventures are as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2000       1999       1998
                                                         --------   --------   --------
Revenue
  Total................................................  $463,634   $646,277   $649,042
  Less other venturers' interest.......................   328,612    469,350    497,407
                                                         --------   --------   --------
  Company's interest...................................   135,022    176,927    151,635
                                                         --------   --------   --------
Cost of Revenue
  Total................................................   413,512    575,432    578,608
  Less other venturers' interest.......................   294,304    418,628    443,123
                                                         --------   --------   --------
  Company's interest...................................   119,208    156,804    135,485
                                                         --------   --------   --------
                                                         $ 15,814   $ 20,123   $ 16,150
                                                         ========   ========   ========

 6. INVESTMENTS IN AFFILIATES

     The Company has investments in affiliates that are accounted for on the equity method. The most significant of these investments is a 39% interest in Wilder Construction Company, a 27% interest in T.I.C. Holdings, Incorporated and a 22.2% limited partnership interest in a partnership which constructed and operates a private toll road. At December 31, 2000 the Company had a commitment supported by a letter of credit of $3,300 related to its limited partnership interest.

     During the year ended December 31, 2000 the Company made a total investment of $14,841 in the common stock of Wilder Construction Company ("Wilder"). Founded in 1911, Wilder is a heavy civil construction company with regional offices located in Washington, Oregon and Alaska. The purchase agreement provides for the Company to increase its ownership in Wilder to between 51% and 60% in 2002 and to 75% in 2004.

     In April 2000, the Company finalized an agreement with TIC to sell its minority interest back to TIC over a three and one half-year period. Under the agreement, TIC will have the opportunity to repurchase shares sooner based on an agreed to formula. On June 5, 2000 TIC repurchased 478,012 TIC common shares held by the Company. The Company received $5.0 million in proceeds from the transaction and recognized a gain of $0.6 million. At December 31, 2000 the Company held 2,093,248 shares of TIC common stock.

                       GRANITE CONSTRUCTION INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Differences between the carrying amount of the Company's investments and the underlying equity in net assets, which approximate $8,000 at December 31, 2000, are being amortized over an estimated useful life of 10 years. The summarized financial information below represents an aggregation of the Company's nonsubsidiary affiliates:

                                                         YEARS ENDED DECEMBER 31,
                                                    ----------------------------------
                                                       2000         1999        1998
                                                    ----------    --------    --------
Balance sheet data
  Assets..........................................  $  470,239    $347,721    $328,496
  Liabilities.....................................     399,199     305,542     267,397
  Net assets......................................      71,040      42,179      61,099
                                                    ----------    --------    --------
Company's equity investment in affiliates.........      40,052      23,139      29,515
                                                    ----------    --------    --------
Earnings data
  Revenue.........................................   1,173,716     767,754     561,568
  Gross profit....................................      77,874      33,628      50,452
  Earnings (loss) before taxes and continuing
     operations...................................      10,110     (12,426)      7,510
  Net income (loss)...............................       1,214     (18,655)      7,510
                                                    ----------    --------    --------
Company's equity in earnings (loss)...............  $       57    $ (5,292)   $  2,728
                                                    ----------    --------    --------

 7. PROPERTY AND EQUIPMENT

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Land...................................................  $ 38,113    $ 36,485
Quarry property........................................    45,080      46,891
Buildings and leasehold improvements...................    38,753      33,791
Equipment and vehicles.................................   508,976     478,990
Office furniture and equipment.........................     8,597       7,110
                                                         --------    --------
                                                          639,519     603,267
Less accumulated depreciation, depletion and
  amortization.........................................   390,442     360,354
                                                         --------    --------
                                                         $249,077    $242,913
                                                         ========    ========

 8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Payroll and related employee benefits..................  $ 41,069    $ 40,375
Accrued insurance......................................    24,200      30,425
Income taxes...........................................        --       3,696
Other..................................................    17,655      16,179
                                                         --------    --------
                                                         $ 82,924    $ 90,675
                                                         ========    ========

                       GRANITE CONSTRUCTION INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

 9. LONG-TERM DEBT AND CREDIT ARRANGEMENTS

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Senior notes payable...................................  $ 60,000    $ 60,000
Notes payable to bank..................................        --       5,000
Other notes payable....................................     5,021       5,838
                                                         --------    --------
                                                           65,021      70,838
Less current maturities................................     1,130       5,985
                                                         --------    --------
                                                         $ 63,891    $ 64,853
                                                         ========    ========

- ---------------

     The aggregate minimum principal maturities of long-term debt for each of the five years following December 31, 2000 are as follows: 2001 -- $1,130; 2002 -- $9,433; 2003 -- $6,863; 2004 -- $6,876; 2005 -- $6,901; and beyond
2005 -- $33,818.

     The Company has a bank revolving line of credit of $75,000 which allows for unsecured borrowings for up to five years through June 29, 2001, with interest rate options. Outstanding borrowings under the revolving line of credit are at the IBOR interest rate plus margin (6.2% and 1.0%, respectively at December 31, 2000) with principal payable semiannually beginning December 2001 through June 2006 and interest payable quarterly. There were no amounts outstanding at December 31, 2000.

     The Company has standby letters of credit totaling approximately $15,087 outstanding at December 31, 2000 of which $11,787 reduces the amount available under the revolving line of credit and $3,300 supports the commitment by the Company related to its investment in a limited partnership. The unused and available portion of the line of credit at December 31, 2000 was approximately $63,213.

     Senior Notes Payable in the amount of $60 million are due to a group of institutional holders. The notes are due in nine equal annual installments beginning in 2002 and bear interest at 6.54% per annum.

     Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt was approximately $57,300 as of December 31, 2000 and $51,600 as of December 31, 1999.

     Notes payable to bank are unsecured with principal payable semiannually and interest payable quarterly and were paid in full in 2000.

     Restrictive covenants under the terms of debt agreements include the maintenance of certain levels of working capital and cash flow. Other covenants prohibit capital expenditures in excess of specified limits and require the maintenance of tangible net worth (as defined) of approximately $266,000.

     Other notes payable are comprised primarily of notes incurred in connection with the purchase of property and equipment, and other assets. These notes are collateralized by the assets purchased and bear interest at 6.5% to 8.8% per annum with principal and interest payable in installments through 2007.

10. EMPLOYEE BENEFIT PLANS

     Employee Stock Ownership Plan: The Company's Employee Stock Ownership Plan ("ESOP") covers all employees not included in collective bargaining agreements. As of December 31, 2000, the ESOP owned 6,578,519 shares of the Company's common stock. Dividends on shares held by the ESOP are charged to retained earnings and all shares held by the ESOP are treated as outstanding in computing the Company's earnings per share.

                       GRANITE CONSTRUCTION INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Contributions to the ESOP are at the discretion of the Board of Directors and comprise shares of the Company's stock that were purchased on the market and immediately contributed to the plan. Compensation cost is measured as the cost to purchase the shares (market value on the date of purchase and contribution). Contributions for the years ended December 31, 2000, 1999 and 1998 were approximately $632, $1,769 and $1,957, respectively.

     Profit Sharing and 401k Plan: The plan is a defined contribution plan covering all employees not included in collective bargaining agreements. Each employee can elect to have up to 10% of gross pay contributed to the 401K plan on a before-tax basis. The plan allows for Company matching and additional contributions at the discretion of the Board of Directors.

     Company contributions to the Profit Sharing and 401k Plan for the years ended December 31, 2000, 1999 and 1998 were $5,021, $3,414 and $8,402, respectively. Included in the contributions were 401k matching contributions of $2,990, $2,762 and $1,990, respectively.

     Other: The Company's wholly owned subsidiary, Granite Construction Company, also contributes to various multi-employer pension plans on behalf of union employees. Contributions to these plans for the years ended December 31, 2000, 1999 and 1998 were approximately $14,532, $14,435 and $13,498, respectively.

11. STOCKHOLDERS' EQUITY

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

     Restricted shares outstanding at December 31, 2000 were 807,637 shares. Restricted stock compensation cost is measured at the stock's fair value on the date of grant. The compensation cost is recognized ratably over the vesting period -- generally five years. Restricted shares generally become fully vested when a holder reaches age 62. An employee may not sell or otherwise transfer unvested shares and, in the event that an employee terminates his or her employment prior to the end of the vesting period, any unvested shares are surrendered to the Company. The Company has no obligation to repurchase restricted stock. Compensation expense related to restricted shares for the years ended December 31, 2000, 1999 and 1998 was $5,901, $4,834 and $3,286,
respectively.

                       GRANITE CONSTRUCTION INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Stock options granted under the 1990 Plan, all of which were granted in 1990 expired in 2000. All options were granted, cancelled and exercised at $7.56 per share. Stock option transactions under the 1990 Plan during 2000, 1999 and 1998 are summarized as follows:

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Options outstanding, beginning of year................   53,375     70,625    157,125
Options exercised.....................................  (53,375)   (17,250)   (81,405)
Options forfeited.....................................       --         --     (5,095)
                                                        -------    -------    -------
Options outstanding, end of year......................       --     53,375     70,625
                                                        =======    =======    =======

     The Company granted Director Options under the Plan to purchase shares of the Company's stock under the Plan for the years ended December 31, 2000 and 1999 at a weighted average exercise price of $12.81 in 2000 and $10.35 in 1999. The options are immediately exercisable and 16,292 shares remain outstanding at December 31, 2000. Director's option transactions are summarized as follows:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                              ------    -----
Options outstanding, beginning of year......................   7,367       --
Options granted.............................................  11,653    7,367
Options exercised...........................................  (2,728)      --
                                                              ------    -----
Options outstanding, end of year............................  16,292    7,367
                                                              ======    =====

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). Accordingly, the compensation cost for the options granted in 1999 and 2000 was recognized to the extent the fair market value exceeded the exercise price, as all of the options were granted at prices less than fair market value.

     The fair value of each option grant was estimated at the grant date using a Black-Scholes option pricing model with the following assumptions:

                                                                  2000             1999
                                                              -------------    -------------
ASSUMPTIONS
Dividend yield..............................................  1.59% - 1.90%    1.53% - 2.17%
Volatility..................................................          39.0%            33.8%
Risk free interest rates....................................    5.1% - 6.2%     5.9% - 6.45%
Expected life...............................................       10 years         10 years

     Based on these assumptions, the aggregate fair value and weighted average fair value per share of options granted in 2000 was $185 and $15.90, respectively. The aggregate fair value and weighted average fair value per share of options granted in 1999 was $90 and $12.28, respectively. The Company recognized $150 and $78 of compensation expense related to grants of stock options in 2000 and 1999, respectively. Had compensation expense been determined based upon fair values at the grant date in accordance with SFAS 123, the Company's net earnings would have been reduced to the pro forma amount indicated below, however the Company's earnings per share would be unchanged.

                                                            2000       1999
                                                           -------    -------
PRO FORMA NET INCOME
Net Income as Reported...................................  $55,815    $52,916
Pro forma Net Income.....................................  $55,780    $52,904

                       GRANITE CONSTRUCTION INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The options outstanding and exercisable by exercise price for the Plan at December 31, 2000 are as follows:

                                                        WEIGHTED
                                         OPTIONS        AVERAGE
                                       OUTSTANDING     REMAINING
                                           AND        CONTRACTUAL
           EXERCISE PRICES             EXERCISABLE    LIFE (YEARS)
           ---------------             -----------    ------------
$ 8.99...............................     3,473           8.75
$11.26...............................     3,198           9.75
$12.80...............................     2,704           9.50
$12.90...............................     2,005           9.00
$13.42...............................     2,516           9.25
$14.41...............................     2,396          10.00
                                         ------          -----
                                         16,292           9.36
                                         ======          =====

     Other: The Company has issued warrants to purchase 450,000 shares of its common stock at an exercise price of $13.37 per share. The warrants expire on July 25, 2002. As of December 31, 2000 there were 215,300 warrants outstanding.

12. EARNINGS PER SHARE

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows (in thousands, except per share data):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
NUMERATOR -- BASIC AND DILUTED EARNINGS PER SHARE
  Net income..........................................  $55,815    $52,916    $46,507
                                                        =======    =======    =======
DENOMINATOR -- BASIC EARNINGS PER SHARE
  Common stock outstanding............................   27,288     27,159     27,570
  Less restricted stock outstanding...................      899      1,101      1,011
                                                        -------    -------    -------
          Total.......................................   26,389     26,058     26,559
                                                        -------    -------    -------
Basic earnings per share..............................  $  2.12    $  2.03    $  1.75
                                                        =======    =======    =======
DENOMINATOR -- DILUTED EARNINGS PER SHARE
  Denominator -- Basic Earnings per Share.............   26,389     26,058     26,559
                                                        -------    -------    -------
  Effect of Dilutive Securities:
     Warrants.........................................       98        190        175
     Common stock options.............................        8         41         64
     Restricted stock.................................      444        674        541
                                                        -------    -------    -------
          Total.......................................   26,939     26,963     27,339
                                                        -------    -------    -------
Diluted earnings per share............................  $  2.07    $  1.96    $  1.70
                                                        =======    =======    =======

                       GRANITE CONSTRUCTION INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13. INCOME TAXES

     Provision for income taxes:

                                                  YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                 2000       1999       1998
                                                -------    -------    -------
Federal
  Current.....................................  $28,998    $26,823    $23,592
  Deferred....................................    1,989        905        138
                                                -------    -------    -------
                                                 30,987     27,728     23,730
                                                -------    -------    -------
State
  Current.....................................    5,812      5,260      4,758
  Deferred....................................      256        139         16
                                                -------    -------    -------
                                                  6,068      5,399      4,774
                                                -------    -------    -------
                                                $37,055    $33,127    $28,504
                                                =======    =======    =======

     Reconciliation of statutory to effective tax rate:

                                                     YEARS ENDED DECEMBER 31,
                                                     ------------------------
                                                     2000      1999      1998
                                                     ----      ----      ----
Federal statutory tax rate.........................  35.0%     35.0%     35.0%
State taxes, net of federal tax benefit............   4.2       4.1       4.1
Percentage depletion deduction.....................  (1.7)     (1.5)     (1.1)
Other..............................................   2.4       0.9        --
                                                     ----      ----      ----
                                                     39.9%     38.5%     38.0%
                                                     ====      ====      ====

     Deferred tax assets and liabilities:

                                                            DECEMBER 31,
                                                       ----------------------
                                                         2000          1999
                                                       --------      --------
Deferred Tax Assets:
  Accounts receivable................................  $  1,606      $  1,222
  Inventory..........................................     2,149         1,349
  Property and equipment.............................     2,243         2,374
  Insurance accruals.................................     8,674        10,185
  Deferred compensation..............................     2,699         2,385
  Other accrued liabilities..........................     5,517         5,715
  Other..............................................       172           329
                                                       --------      --------
                                                         23,060        23,559
                                                       --------      --------
Deferred Tax Liabilities:
  Property and equipment.............................    30,957        29,155
  Contract recognition...............................     2,348         3,867
  TIC basis difference...............................     4,107         2,694
  Other..............................................     1,331         1,281
                                                       --------      --------
                                                         38,743        36,997
                                                       --------      --------
                                                       $(15,683)     $(13,438)
                                                       ========      ========

                       GRANITE CONSTRUCTION INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

14. LEASES

     Minimum rental commitments under all noncancellable operating leases, primarily quarry property and construction equipment, in effect at December 31, 2000 were:

Years Ending December 31,
  2001.............................................  $ 4,453
  2002.............................................    3,241
  2003.............................................    2,631
  2004.............................................    1,799
  2005.............................................    1,499
  Later years (through 2016).......................    3,259
                                                     -------
          Total minimum rental commitment..........  $16,882
                                                     =======

     Operating lease rental expense was $5,455 in 2000, $4,726 in 1999, and $4,628 in 1998.

15. BUSINESS SEGMENT INFORMATION

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

                       GRANITE CONSTRUCTION INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

INFORMATION ABOUT PROFIT AND ASSETS

                                                    HCD         BRANCH        TOTAL
                                                  --------    ----------    ----------
2000
  Revenues from external customers..............  $352,825    $  995,500    $1,348,325
  Intersegment revenue transfer.................   (15,412)       15,412            --
                                                  --------    ----------    ----------
  Net revenue...................................   337,413     1,010,912     1,348,325
  Depreciation and amortization.................     7,670        31,885        39,555
  Operating income..............................    33,775        87,769       121,544
  Property and equipment........................    33,830       194,810       228,640
1999
  Revenues from external customers..............  $373,876    $  954,898    $1,328,774
  Intersegment revenue transfer.................   (21,566)       21,566            --
                                                  --------    ----------    ----------
  Net revenue...................................   352,310       976,464     1,328,774
  Depreciation and amortization.................     8,068        30,080        38,148
  Operating income..............................    34,176        83,878       118,054
  Property and equipment........................    28,759       194,919       223,678
1998
  Revenues from external customers..............  $305,856    $  920,244    $1,226,100
  Intersegment revenue transfer.................   (25,668)       25,668            --
                                                  --------    ----------    ----------
  Net revenue...................................   280,188       945,912     1,226,100
  Depreciation and amortization.................     7,396        27,292        34,688
  Operating income..............................    12,139        86,688        98,827
  Property and equipment........................    26,618       167,540       194,158

RECONCILIATION OF SEGMENT PROFIT AND ASSETS TO THE COMPANY'S CONSOLIDATED
TOTALS:

                                                               2000        1999        1998
                                                             --------    --------    --------
Profit or Loss:
  Total profit or loss for reportable segments.............  $121,544    $118,054    $ 98,827
  Other income.............................................     7,295       1,781       5,753
  Unallocated other corporate expenses.....................   (35,969)    (33,792)    (29,569)
                                                             --------    --------    --------
     Income before provision for income taxes..............  $ 92,870    $ 86,043    $ 75,011
                                                             ========    ========    ========
Assets:
  Total assets for reportable segments.....................  $228,640    $223,678
  Assets not allocated to segments:
     Cash and cash equivalents.............................    57,759      61,832
     Short-term investments................................    42,972      46,245
     Deferred income taxes.................................    15,857      14,885
     Other current assets..................................   295,040     279,359
     Property and equipment................................    20,437      19,235
     Other assets..........................................    50,437      34,338
                                                             --------    --------
  Consolidated Total.......................................  $711,142    $679,572
                                                             ========    ========

                       GRANITE CONSTRUCTION INCORPORATED

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

16. SUBSEQUENT EVENTS

     On February 21, 2001, the Company announced a quarterly cash dividend of $0.12 per pre split share of common stock to stockholders of record as of March 31, 2001 payable on April 13, 2001.

     In addition, the Company announced a three for two stock split in the form of a 50% stock dividend payable April 13, 2001.

     The following unaudited summary reflects the pro forma net income per share restated for the three for two stock split (in thousands except per share data).

                                               PRO FORMA WEIGHTED
                                                AVERAGE SHARES OF
                                                COMMON AND COMMON
         YEARS ENDED                            STOCK EQUIVALENTS         PRO FORMA NET
        DECEMBER 31,           NET INCOME          OUTSTANDING           INCOME PER SHARE
- -----------------------------  ----------      -------------------      ------------------
                                               BASIC       DILUTED      BASIC      DILUTED
                                               ------      -------      -----      -------
  2000.......................   $55,815        39,584      40,409       $1.41       $1.38
  1999.......................   $52,916        39,087      40,445       $1.35       $1.31
  1998.......................   $46,507        39,839      41,009       $1.17       $1.13

     Additionally, on the effective date of the three for two stock split, the Company will restate its shares outstanding at December 31, 2000 and 1999 to 40,882 and 40,493, respectively and will reclassify $137 and $135 from additional paid-in capital to common stock at December 31, 2000 and 1999, respectively.

     On February 23, 2001 the Company purchased an additional 450,000 shares of Wilder Construction Company for a purchase price of approximately $4.6 million.

     Also, subsequent to year end, the Company adopted a Dividend Reinvestment and Stock Purchase Plan (the "Plan") of which 3,000,000 shares of common stock are authorized for purchase. The Plan offers participation to record holders of common stock or other interested investors. Under the Plan, participants may buy additional shares of common stock by automatically reinvesting all or a portion of the cash dividends paid on their shares of common stock or by making optional cash investments.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 33-36482 and 33-36485) and Form S-3 (File No. 333-43422) of Granite Construction Incorporated of our report dated February 16, 2001, except for Note 16, as to which the date is February 23, 2001, relating to the financial statements and financial statement schedule, which appears in this Annual Report on Form 10-K. We also consent to the reference to us under the heading "Selected Consolidated Financial Data" in such Annual Report.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
March 30, 2001

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2001                       GRANITE CONSTRUCTION INCORPORATED

                                          By:     /s/ WILLIAM E. BARTON
                                            ------------------------------------
                                                     [William E. Barton
                                                 Senior Vice President and
                                                  Chief Financial Officer]

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on April 2, 2001, by the following persons in the capacities indicated.

/s/ DAVID H. WATTS                                                    Chairman of the Board,
- --------------------------------------------------------       President, Chief Executive Officer,
[David H. Watts]                                                           and Director

/s/ WILLIAM E. BARTON                                               Senior Vice President and
- --------------------------------------------------------             Chief Financial Officer
[William E. Barton]                                         Principal Accounting and Financial Officer

/s/ JOSEPH J. BARCLAY                                                        Director
- --------------------------------------------------------
[Joseph J. Barclay]

/s/ RICHARD M. BROOKS                                                        Director
- --------------------------------------------------------
[Richard M. Brooks]

/s/ LINDA GRIEGO                                                             Director
- --------------------------------------------------------
[Linda Griego]

/s/ BRIAN C. KELLY                                                           Director
- --------------------------------------------------------
[Brian C. Kelly]

/s/ REBECCA A. MCDONALD                                                      Director
- --------------------------------------------------------
[Rebecca A. McDonald]

/s/ RAYMOND E. MILES                                                         Director
- --------------------------------------------------------
[Raymond E. Miles]

/s/ J. FERNANDO NIEBLA                                                       Director
- --------------------------------------------------------
[J. Fernando Niebla]

/s/ GEORGE B. SEARLE                                                         Director
- --------------------------------------------------------
[George B. Searle]

                          INDEX TO FORM 10-K EXHIBITS

EXHIBIT                                                                  PAGE
  NO.                              DESCRIPTION                           NO.
- -------                            -----------                           ----
 3.1       Certificate of Incorporation of Granite Construction
           Incorporated                                                  [a]
 3.1.a     Amendment to the Certificate of Incorporation of Granite
           Construction Incorporated                                     [f]
 3.1.b     Amendment to Certificate of Incorporation of Granite
           Construction Incorporated
 3.1.c     Certificate of Correction of Certificate of Incorporation of
           Granite Construction Incorporated (Effective January 31,
           2001)
 3.1.d     Certificate of Correction of Certificate of Amendment of
           Granite Construction Incorporated filed May 22, 1998
           (Effective January 31, 2001)
 3.1.e     Certificate of Correction of Certificate of Incorporation of
           Granite Construction Incorporated filed May 23, 2000
           (Effective January 31, 2001)
 3.1.f     Certificate of Incorporation of Granite Construction
           Incorporated as Amended (Effective January 31, 2001)
 3.2       Bylaws of Granite Construction Incorporated (as amended and
           restated effective February 27, 1991)                         [b]
10.1       Amendment to and Restatement of the Granite Construction
           Incorporated Employee Stock Ownership Plan adopted November
           16, 1998 and effective January 1, 1998                        [f]
10.1.a     Granite Construction Incorporated Employee Stock Ownership
           Trust Agreement                                               [b]
10.1.b     Amendment 1 to the Granite Construction Incorporated
           Employee Stock Ownership Plan Trust Agreement adopted
           December 19, 1995, effective January 1, 1996                  [c]
10.2       Granite Construction Profit Sharing and 401(k) Plan as
           Amended and Restated Effective January 1, 1999                [g]
10.3       Credit Agreement dated and effective June 30, 1997            [e]
10.3.a     First Amendment to the Credit Agreement entered into January
           16, 1998                                                      [e]
10.3.b     Second Amendment to the Credit Agreement entered into June
           30, 1998                                                      [f]
10.3.c     Third Amendment to the Credit Agreement entered into June
           30, 1999                                                      [g]
10.4       Form of Director and Officer Indemnification Agreement        [a]
10.5       Form of Executive Officer Employment Agreement                [a]
10.6       Amendment to and Restatement of the Granite Construction
           Incorporated Key Management Deferred Compensation Plan
           adopted and effective January 1, 1998                         [f]
10.6.a     Amendment 1 to Granite Construction Incorporated Key
           Management Deferred Compensation Plan dated April 23, 1999    [g]
10.7       Amendment to and Restatement of the Granite Construction
           Incorporated Key Management Deferred Incentive Compensation
           Plan adopted and effective January 1, 1998                    [f]
10.7.a     Amendment 1 to Granite Construction Incorporated Key
           Management Deferred Incentive Compensation Plan dated April
           23, 1999                                                      [g]
10.8       Note Purchase Agreement between Granite Construction
           Incorporated and certain purchasers dated March 1, 1998       [f]

EXHIBIT                                                                  PAGE
  NO.                              DESCRIPTION                           NO.
- -------                            -----------                           ----
10.9       Subsidiary Guaranty Agreement from the Subsidiaries of
           Granite Construction Incorporated as Guarantors of the
           Guaranty of Notes and Note Agreement and the Guaranty of
           Payment and performance dated March 1, 1998                   [f]
10.10      Granite Construction Incorporated 1999 Equity Incentive Plan  [g]
21.1       List of Subsidiaries of Granite Construction Incorporated     [d]
24.1       Consent of PricewaterhouseCoopers, LLP is contained on page
           25 of this Report

- ---------------
[a] Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (No. 33-33795).

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

[f] Incorporated by reference to the exhibits filed with the Company's 10-K for the year ended December 31, 1998.

[g] Incorporated by reference to the exhibits filed with the Company's 10-K for the year ended December 31, 1999.

                                                                     SCHEDULE II

                       GRANITE CONSTRUCTION INCORPORATED
                            ------------------------

                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                          ADDITIONS
                                     BALANCE AT    -----------------------     ADJUSTMENTS     BALANCE AT
                                     BEGINNING     BAD DEBT                        AND           END OF
            DESCRIPTION               OF YEAR      EXPENSE     COLLECTIONS    DEDUCTIONS(1)       YEAR
            -----------              ----------    --------    -----------    -------------    ----------
YEAR ENDED DECEMBER 31, 2000
  Allowance for doubtful
     accounts......................    $1,224      $ 1,165       $1,617          $(2,225)        $1,781
                                       ======      =======       ======          =======         ======
  Allowance for notes receivable...    $   68      $    --       $   --          $    --         $   68
                                       ======      =======       ======          =======         ======
YEAR ENDED DECEMBER 31, 1999
  Allowance for doubtful
     accounts......................    $  699      $   997       $1,516          $(1,988)        $1,224
                                       ======      =======       ======          =======         ======
  Allowance for notes receivable...    $   68      $    --       $   --          $    --         $   68
                                       ======      =======       ======          =======         ======
YEAR ENDED DECEMBER 31, 1998
  Allowance for doubtful
     accounts......................    $  691      $(2,628)      $3,538          $  (902)        $  699
                                       ======      =======       ======          =======         ======
  Allowance for notes receivable...    $   68      $    --       $   --          $    --         $   68
                                       ======      =======       ======          =======         ======

- ---------------
(1) Accounts deemed to be uncollectible