Form 10-Q
period 2001-03-31
GRANITE CONSTRUCTION INC
filed 2001-05-15
CIK 861459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

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
Yes  [X]      No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2001.

            Class                                       Outstanding
 -----------------------------                        -----------------
 Common Stock, $0.01 par value                        41,097,073 shares

                               GRANITE CONSTRUCTION INCORPORATED

                                             INDEX

                                                                                         Page
                                                                                         ----
PART I.      FINANCIAL INFORMATION

             Item 1.  Financial Statements (unaudited)

                      Condensed Consolidated Balance
                      Sheets as of March 31, 2001 and
                      December 31, 2000..............................................      4

                      Condensed Consolidated Statements
                      of Income for the Three Months Ended
                      March 31, 2001 and 2000........................................      5

                      Condensed Consolidated Statements
                      of Cash Flows for the Three Months
                      Ended March 31, 2001 and 2000..................................      6

                      Notes to the Condensed Consolidated
                      Financial Statements...........................................   7-10

             Item 2.  Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations..................................................  11-16

             Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....     17

PART II.     OTHER INFORMATION

             Item 1.  Legal Proceedings..............................................     19
             Item 2.  Changes in Securities..........................................     19
             Item 3.  Defaults upon Senior Securities................................     19
             Item 4.  Submission of Matters to a Vote
                      of Security Holders............................................     19
             Item 5.  Other Information..............................................     19
             Item 6.  Exhibits and Reports on Form 8-K...............................     20

               PART I.  FINANCIAL INFORMATION

                        GRANITE CONSTRUCTION INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


===============================================================================================================
                                                                                     MARCH 31,     December 31,
                                                                                       2001            2000
-------------------------------------------------------------------------------     ----------     ------------
                                                                                    (UNAUDITED)
                                     ASSETS

Current assets
     Cash and cash equivalents                                                       $  43,023       $  57,759
     Short-term investments                                                             31,609          42,972
     Accounts receivable                                                               179,798         221,374
     Costs and estimated earnings in excess of billings                                 23,799          19,473
     Inventories                                                                        19,768          16,747
     Deferred income taxes                                                              15,956          15,857
     Equity in construction joint ventures                                              24,787          25,151
     Other current assets                                                               18,196          12,295
                                                                                     ---------       ---------
         Total current assets                                                          356,936         411,628
-------------------------------------------------------------------------------      ---------       ---------
Property and equipment                                                                 257,512         249,077
-------------------------------------------------------------------------------      ---------       ---------
Investments in affiliates                                                               45,252          40,052
-------------------------------------------------------------------------------      ---------       ---------
Other assets                                                                             7,307          10,385
-------------------------------------------------------------------------------      ---------       ---------
                                                                                     $ 667,007       $ 711,142
===============================================================================      =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current maturities of long-term debt                                            $   1,002       $   1,130
     Accounts payable                                                                   74,700          90,111
     Billings in excess of costs and estimated earnings                                 49,606          57,412
     Accrued expenses and other current liabilities                                     61,226          82,924
                                                                                     ---------       ---------
         Total current liabilities                                                     186,534         231,577
-------------------------------------------------------------------------------      ---------       ---------
Long-term debt                                                                          63,977          63,891
-------------------------------------------------------------------------------      ---------       ---------
Other long-term liabilities                                                              9,235           6,370
-------------------------------------------------------------------------------      ---------       ---------
Deferred income taxes                                                                   31,540          31,540
-------------------------------------------------------------------------------      ---------       ---------
Commitments and contingencies
-------------------------------------------------------------------------------      ---------       ---------
Stockholders' equity
     Preferred stock, $0.01 par value, authorized
         3,000,000 shares, none outstanding                                                  -               -
     Common stock, $0.01 par value, authorized 100,000,000
         shares; issued and outstanding 41,098,188 shares in
         2001 and 40,881,908 in 2000                                                       411             409
     Additional paid-in capital                                                         61,975          56,381
     Retained earnings                                                                 328,451         330,172
     Accumulated other comprehensive loss                                                 (157)              -
                                                                                     ---------       ---------
                                                                                       390,680         386,962
     Unearned compensation                                                             (14,959)         (9,198)
                                                                                     ---------       ---------
                                                                                       375,721         377,764
-------------------------------------------------------------------------------      ---------       ---------
                                                                                     $ 667,007       $ 711,142
===============================================================================      =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements

                             GRANITE CONSTRUCTION INCORPORATED
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)

=========================================================================================
Three Months Ended March 31,                                     2001             2000
                                                              ----------       ----------
Revenue:
       Construction                                           $  197,947       $  193,349
       Material sales                                             29,668           23,081
                                                              ----------       ----------
            Total revenue                                        227,615          216,430
                                                              ----------       ----------
Cost of revenue:
       Construction                                              178,634          168,448
       Material sales                                             26,725           21,607
                                                              ----------       ----------
            Total cost of revenue                                205,359          190,055
                                                              ----------       ----------
       GROSS PROFIT                                               22,256           26,375
General and administrative expenses                               24,444           22,859
                                                              ----------       ----------
       OPERATING INCOME (LOSS)                                    (2,188)           3,516
--------------------------------------------------------      ----------       ----------
Other income (expense)
       Interest income                                             2,831            3,177
       Interest expense                                           (1,562)          (1,712)
       Gain on sales of property and equipment                     4,291              981
       Other, net                                                   (844)            (232)
                                                              ----------       ----------
                                                                   4,716            2,214
--------------------------------------------------------      ----------       ----------
      INCOME BEFORE PROVISION
          FOR INCOME TAXES                                         2,528            5,730
Provision for income taxes                                           961            3,506
                                                              ----------       ----------
        NET INCOME                                            $    1,567       $    2,224
========================================================      ==========       ==========
Net income per share
       Basic                                                  $     0.04       $     0.06
       Diluted                                                $     0.04       $     0.06
Weighted average shares
   of common stock
       Basic                                                      39,707           39,338
       Diluted                                                    40,476           40,092
Dividends per share                                           $     0.08       $     0.11
========================================================      ==========       ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)



=====================================================================================================================
THREE MONTHS ENDED MARCH 31,                                                                 2001             2000
------------------------------------------------------------------------------------      ----------       ----------
Operating Activities
       Net income                                                                         $    1,567       $    2,224
       Adjustments to reconcile net income to net cash provided (used) by operating activities:
          Depreciation, depletion and amortization                                            11,349           10,688
          Gain on sales of property and equipment                                             (4,291)            (981)
          Increase in deferred income tax                                                        (99)               -
          Amortization of unearned compensation                                                1,313            1,300
          Equity in (gain) loss of affiliates and other                                        1,597              812
       Changes in assets and liabilities:
          Accounts and notes receivable                                                       40,297           49,526
          Inventories                                                                         (4,321)          (4,477)
          Equity in construction joint ventures                                                  364           (3,226)
          Other assets                                                                          (773)            (296)
          Accounts payable                                                                   (15,411)         (21,182)
          Billings in excess of costs and estimated earnings, net                            (10,832)         (17,876)
          Accrued expenses                                                                   (17,553)         (16,702)
                                                                                          ----------       ----------
                     Net cash provided (used) by operating activities                          3,207             (190)
------------------------------------------------------------------------------------      ----------       ----------

Investing Activities
       Purchases of short-term investments                                                   (27,529)         (19,837)
       Maturities of short-term investments                                                   38,735           30,276
       Additions to property and equipment                                                   (23,336)         (17,782)
       Proceeds from sales of property and equipment                                           2,934            1,452
       Investment in affiliates                                                               (6,035)         (13,477)
       Development and sale of land and other investing activities                             1,563            2,728
                                                                                          ----------       ----------
                     Net cash used by investing activities                                   (13,668)         (16,640)
------------------------------------------------------------------------------------      ----------       ----------
Financing Activities
       Repayments of long-term debt                                                              (42)             (40)
       Employee stock options exercised                                                            -              371
       Repurchase of common stock                                                             (1,508)            (830)
       Dividends paid                                                                         (2,725)          (1,890)
                                                                                          ----------       ----------
                     Net cash used by financing activities                                    (4,275)          (2,389)
------------------------------------------------------------------------------------      ----------       ----------
Decrease in cash and cash equivalents                                                        (14,736)         (19,219)
Cash and cash equivalents at beginning of period                                              57,759           61,832
                                                                                          ----------       ----------
Cash and cash equivalents at end of period                                                $   43,023       $   42,613
====================================================================================      ==========       ==========
Supplementary Information Cash paid during the period for:
          Interest                                                                        $    1,854       $    2,017
          Income taxes                                                                         1,283            4,154
       Noncash investing and financing activity:
          Restricted stock issued for services                                            $    7,074       $    6,912
          Dividends accrued but not paid                                                       3,288            4,366
          Undisbursed escrow funds available                                                   7,286                -
====================================================================================      ==========       ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Granite Construction Incorporated
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                        (In Thousands, Except Share Data)


1. BASIS OF PRESENTATION: The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position at March 31, 2001 and the results of operations and cash flows for the periods presented. The December 31, 2000 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

        Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2. INVENTORIES: Inventories consist primarily of quarry products valued at the lower of average cost or market.

3.      PROPERTY AND EQUIPMENT:

-----------------------------------------------------------------------------------------
                                                               MARCH 31,      December 31,
                                                                 2001            2000
                                                              (UNAUDITED)
--------------------------------------------------------      ----------      ----------
Land                                                          $   37,391      $   38,113
Quarry property                                                   44,294          45,080
Buildings and leasehold improvements                              38,478          38,753
Equipment and vehicles                                           528,435         508,976
Office furniture and equipment                                     8,631           8,597
                                                              ----------      ----------
                                                                 657,229         639,519
Less accumulated depreciation,
 depletion and amortization                                      399,717         390,442
========================================================      ==========      ==========
                                                              $  257,512      $  249,077
========================================================      ==========      ==========

                        Granite Construction Incorporated
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                        (In Thousands, Except Share Data)


4.      EARNINGS PER SHARE:

--------------------------------------------------------------------------
                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                     2001           2000
--------------------------------------------      ---------      ---------
NUMERATOR -- BASIC AND DILUTED EARNINGS
PER SHARE
        Net income                                $   1,567      $   2,224
============================================      =========      =========
DENOMINATOR -- BASIC EARNINGS PER SHARE
        Common stock outstanding                     40,861         40,566
        Less restricted stock outstanding             1,154          1,228
                                                  ---------      ---------
        TOTAL                                        39,707         39,338
                                                  ---------      ---------
Basic earnings per share                          $    0.04      $    0.06
============================================      =========      =========
DENOMINATOR -- DILUTED EARNINGS PER SHARE
    Denominator -- Basic Earnings per Share          39,707         39,338
     Effect of Dilutive Securities:
        Common stock options                             16             12
        Warrants                                        189            130
        Restricted stock                                564            612
                                                  ---------      ---------
        TOTAL                                        40,476         40,092
                                                  ---------      ---------
Diluted earnings per share                        $    0.04      $    0.06
============================================      =========      =========

5. COMPREHENSIVE INCOME: The components of comprehensive income, net of tax, are as follows (in thousands):


Net income for the three months ended March 31, 2001      $    1,567
Other comprehensive income (loss):
Changes in net unrealized losses on investments                 (157)
                                                          ----------
TOTAL COMPREHENSIVE INCOME                                $    1,410
                                                          ==========

6.      COMMITMENTS AND CONTINGENCIES:

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

                        Granite Construction Incorporated
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                        (In Thousands, Except Share Data)

8. STOCK SPLIT: On February 21, 2001, the Company announced a three for two stock split in the form of a 50% stock dividend payable April 13, 2001. All references in the financial statements to number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of shares outstanding.

9. INVESTMENT IN WILDER CONSTRUCTION: On February 23, 2001, the Company purchased an additional 450,000 shares of Wilder Construction Company ("Wilder") common stock for a purchase price of approximately $4.6 million. The Company currently holds a 46% minority interest in Wilder. At March 31, 2001 the Company held 1,949,746 shares of Wilder stock.

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

Information about Profit and Assets:

---------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31,                   HCD             BRANCH          TOTAL
                                            ----------       ----------      ----------
2001
      Revenues from external customers      $   77,711       $  149,904      $  227,615
      Intersegment revenue transfer             (1,733)           1,733               -
                                            ----------       ----------      ----------
      Net revenue                               75,978          151,637         227,615
      Depreciation and amortization              2,165            7,934          10,099
      Operating profit (loss)                      (99)           5,879           5,780
      Property and equipment                    36,604          203,411         240,015
                                            ----------       ----------      ----------
2000
      Revenues from external customers      $   90,029       $  126,401      $  216,430
      Intersegment revenue transfer             (3,552)           3,552               -
                                            ----------       ----------      ----------
      Net revenue                               86,477          129,953         216,430
      Depreciation and amortization              1,867            7,725           9,592
      Operating profit                           9,327              771          10,098
      Property and equipment                    27,121          201,623         228,744
                                            ----------       ----------      ----------

                        Granite Construction Incorporated
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                        (In Thousands, Except Share Data)

10.     BUSINESS SEGMENT INFORMATION, CONT.:

Reconciliation of Segment Profit to the Company's Consolidated Totals:

-------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31,                     2001             2000
                                              ----------       ----------
Profit:
Total profit for reportable segments          $    5,780       $   10,098
Other income                                       4,716            2,214
Unallocated other corporate expenses              (7,968)          (6,582)
                                              ==========       ==========
Income before provision for income taxes      $    2,528       $    5,730
                                              ==========       ==========

11. SUBSEQUENT EVENT: On May 14, 2001 the Company received $75 million under a senior credit facility with a group of institutional holders. The borrowing is due in nine equal annual installments beginning in 2005 and bears interest at 6.96% per annum. The funds will be used for general corporate purposes.

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

 RESULTS OF OPERATIONS

Three Months Ended March 31,               2001          2000         CHANGE           %
-----------------------------------      --------      --------      --------       --------
(In Millions)
Revenue:
   Branch Division ................      $  151.6      $  129.9      $   21.7           16.7
   Heavy Construction Division ....          76.0          86.5         (10.5)         (12.1)
                                         ========      ========      ========       ========
                                         $  227.6      $  216.4      $   11.2            5.2
                                         ========      ========      ========       ========

        Revenue and Backlog: Revenue for the first quarter of 2001 increased 5.2% to $227.6 million from $216.4 million in the first quarter of 2000. The increased revenue reflects strong Branch Division volume partially offset by decreased volume in the Company's Heavy Construction Division ("HCD"). Branch Division revenue in the first quarter 2001 reflects increases in both construction and materials sales revenue - primarily in California. The decreased HCD revenue reflects the large percentage of contracts -- particularly design/build contracts -- awarded in the last six months that are in their start-up phase. Design/build projects experience a longer lead time and therefore a slower start than a typical bid/build project.

        Revenue from private sector contracts decreased to 21.9% of total revenue in the first quarter of 2001 from 26.0% in the 2000 quarter. The decrease is primarily due to the completion of two large private HCD projects during 2000.

   ---------------------------------------------------------------------------
                            BACKLOG BY MARKET SECTOR
                                  (IN MILLIONS)
   ---------------------------------------------------------------------------

                               MARCH 31,      DECEMBER 31,      MARCH 31,
                               ----------     ------------     ----------
                                  2001            2000            2000
                               ----------      ----------      ----------
Contracts
   Federal                     $     67.4      $     75.9      $     48.4
   State                            905.4           649.2           454.4
   Local                            305.4           313.5           113.7
                               ----------      ----------      ----------
      Total public sector         1,278.2         1,038.6           616.5

   Private sector                    75.7            81.9           161.5
                               ----------      ----------      ----------
                               $  1,353.9      $  1,120.5      $    778.0
                               ==========      ==========      ==========

        The Company's backlog at March 31, 2001 was $1,353.9 million, up $575.9 million, or 74.0% from March 31, 2000 and also increased $233.4 million, or 20.8% from December 31, 2000. New awards for the quarter totaled $461.0 million and included an $86.4 million interstate reconstruction project in California, a $73.3 million bridge reconstruction project in Florida and a $65.9 million interchange reconstruction project in North Carolina.

        Gross Profit: Gross profit as a percent of revenue decreased to 9.8% in the first quarter of 2001 from 12.2% in the first quarter of 2000. The decreased gross profit margin was primarily due to lower margins in the Heavy Construction Division which had higher revenue from projects that were less than 25% complete in the 2001 quarter, partially offset by higher Branch division construction and materials sales margins. The Company recognizes revenue only to the extent of cost incurred until a project reaches 25% complete. Total Company revenue recognized for projects less than 25% complete was approximately $29.9 million and $19.1 million for the three months ended March 31, 2001 and 2000, respectively.

        Cost of revenue consists of direct costs on contracts; including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, maintenance and repairs). The Company has experienced upward pressure on costs associated with labor markets and energy, fuel and oil prices; however, the Company's gross profit margins were not materially impacted by such changes during the first three months of 2001.

        General and Administrative Expenses: General and administrative expenses for the three months ended March 31, 2001 and 2000, respectively, comprised the following (in millions):

                                                       THREE MONTHS
                                                      ENDED MARCH 31,
                                                 ---------------------------
IN MILLIONS                                         2001             2000
                                                 ----------       ----------
Salaries and related expenses                    $     13.6       $     11.9

Incentive compensation,

   discretionary profit sharing and pension             2.5              2.9

Other general and administrative expenses               8.3              8.1
                                                 ----------       ----------
     Total                                       $     24.4       $     22.9
                                                 ==========       ==========
Percent of revenue                                     10.7%            10.6%
                                                 ==========       ==========

        Salaries and related expenses increased for the three months ended March 31, 2001 over 2000 due primarily to increased staffing to support the Company's current and expected growth. Incentive compensation and discretionary profit sharing and pension costs decreased primarily as a function of the Company's decreased gross profit margin. Other general and administrative expenses include various costs to support the Company's operations, none of which exceeds 10% of total general and administrative expenses.

        Operating Income: The Heavy Construction Division's contribution to operating income decreased in the first quarter of 2001 compared to first quarter of 2000 due primarily to lower revenue and gross profit margin as discussed in the "Revenue and Backlog" and "Gross Profit" sections above.

        The Branch Division's contribution to operating income increased in the first quarter of 2001 over the comparable 2000 period, reflecting increases in construction and materials sales revenue and gross profit margins discussed in the "Revenue and Backlog" and "Gross Profit" sections above.

        Other Income (Expenses): Other income increased $2.5 million to $4.7 million for the three months ended March 31, 2001 over the same period in 2000. The increase was due primarily to a $1.8 million gain recorded on the sale of equipment and a $2.2 million gain from the sale of developed property in Texas.

        Provision for Income Taxes: The Company's effective tax rate decreased to 38.0% for the three months ended March 31, 2001 compared to the same period last year. The decrease reflects the absence of additional tax expense recognized in the first quarter of 2000 related to the Company reaching an agreement with TIC to divest its investment over a three and one-half year period.

OUTLOOK

        The Company continues to experience a sizeable increase in new awards. New awards for the first quarter ended March 31, 2001 totaled $461 million, compared to $201.1 million in the same period last year. As a result of this large increase, the Company's backlog at March 31, 2001 totaled a record $1.4 billion, an increase of 74 percent over the backlog at March 31, 2000. The Company believes this is a quality backlog that will provide opportunities for modest growth this year and into 2002. However, several significant HCD contracts may or may not reach 25% complete by December 31, 2001, at which time Granite begins to recognize gross profit. If not reached, it could effect our ability to achieve our modest growth goal.

        The bulk of these new awards continue to come from the Company's public sector marketplace. Fueled by record level expenditures from federal, state and local sources, the Company expects that its public sector market will remain very strong as the year unfolds. As we have noted in the past, the public marketplace that the Company is currently experiencing allows it to be very selective in its bidding, looking at those projects where it may optimize its profit margin through its competitive advantages in terms of resources and expertise.

        There are two energy-related events, however, that could pose a short-term threat to public sector transportation funding. At the federal level, the prospect of much higher gasoline prices this summer has sparked renewed interest in the Congress to temporarily repeal the 18.4-cent federal gasoline tax that funds the Federal Highway Trust Fund. A similar bill to repeal the tax failed to pass last summer, but it is impossible to determine at this point in time what chances the new bill has of becoming law and what the financial ramifications of the measure could be.

        The second issue revolves around the electricity crunch in California. The state has been drawing down its budget surplus to buy power for two cash-strapped utilities. The Governor has said that the state may have to borrow money from various internal accounts, including the highway fund, to continue to purchase power in the future. Under the confines of Proposition 2, this money would by constitution have to be paid back within one year, with interest. Perhaps the most serious threat to transportation funding, however, involves the Governor's $6.8 billion Congestion Relief Plan, passed last year. This plan diverts the sales tax on gasoline from the general fund into the transportation fund for a five-year period, and acts to supplement revenue going into the state's normal transportation building program, which is funded from a gasoline tax. At the present time, there is some consideration being made in Sacramento to redirect this money back into the general fund to augment the state's power purchasing ability. However, there is no way to assess the probability that such a redirection of funds will happen at this time.

        The other major area of uncertainty pertaining to our business relates to the overall health of the economy and what impact that may have on our private sector business. We remain cautiously optimistic that at least for this year, that segment of our business will mirror last year in terms of level of activity.

        As we noted most recently in the Company's Form 10-K, our Heavy Construction Division is targeting over $7 billion in design-build opportunities over the next 12 to 18 months on top of the traditional highway and bridge projects it annually bids in Texas, Florida and other states. Design-build is a growing trend, and the Company has emerged as a leader in this new form of project delivery.

        We are very pleased at this writing with the early successes we are seeing in our Branch Division business. Our Branches are off to a very good start in both their construction and their aggregate plants business, which bodes well for the Company as a whole, as the Branches make up about 75 percent of our total business.

        In summary, the Company's outlook for the short-term is for modest growth in 2001, barring any negative impacts from funding issues or energy-related issues, given the quality of the backlog we have and the potential for the Branch Division to have a successful year.

LIQUIDITY AND CAPITAL RESOURCES


(IN MILLIONS)
THREE MONTHS ENDED MARCH 31,         2001             2000
                                  ----------       ----------
Cash and cash equivalents         $     43.0       $     42.6

Net cash provided (used) by:
    Operating activities                 3.2             (0.2)
   Investing activities                (13.7)           (16.6)
   Financing activities                 (4.3)            (2.4)

Capital expenditures                    23.3             17.8
                                  ----------       ----------

        Cash provided by operating activities of $3.2 million for the three months ended March 31, 2001 represents a $3.4 million increase from the 2000 amount for the same period. Changes in cash from operating activities primarily reflects seasonal variations based on the amount and progress of work being performed. As is typical in the Company's first quarter, accounts receivable, accounts payable, billings in excess of costs, net, and accrued expenses are substantially lower than at December 31, 2000 due to lower first quarter volume.

        Cash used by investing activities for the three month period in 2001 reflected an increase in the proceeds from the sales of property and equipment and to a decrease in cash paid to purchase Wilder common shares from $13.1 million in the first quarter of 2000 to $4.6 million in the first quarter of 2001.

        Cash used by financing activities in 2001 increased $1.9 million over 2000 due to an increase in shares repurchased and in dividends paid.

        The Company has budgeted $58.3 million for capital expenditures in 2001, which includes amounts for construction equipment, aggregate and asphalt plants, buildings, leasehold improvements and the purchase of land and aggregate reserves. The Company anticipates that cash generated internally and amounts available under its existing credit facilities will be sufficient to meet its capital and other requirements, including contributions to employee benefit plans, for the foreseeable future. The Company currently has access to funds under its revolving credit agreement which allow it to borrow up to $75.0 million, of which $63.2 million was available at March 31, 2001.

SUBSEQUENT EVENT: On May 14, 2001 the Company received $75 million under a senior credit facility with a group of institutional holders. The borrowing is due in nine equal annual installments beginning in 2005 and bears interest at 6.96% per annum. The funds will be used for general corporate purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's exposure to market risk since December 31, 2000.

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

               None

        b)     Reports on Form 8-K

               None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           GRANITE CONSTRUCTION INCORPORATED


Date:   May 15, 2001       By:   /s/ William E. Barton
                               -------------------------------------------------
                               William E. Barton
                               Senior Vice President and Chief Financial Officer