Form 10-Q
period 2001-06-30
GRANITE CONSTRUCTION INC
filed 2001-08-14
CIK 861459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       FOR THE QUARTER ENDED JUNE 30, 2001

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 2001.

              Class                                  Outstanding
     -----------------------------                -----------------
     Common Stock, $0.01 par value                41,107,115 shares

                        GRANITE CONSTRUCTION INCORPORATED

                                      INDEX

                                                                                                       Page
                                                                                                       ----
PART I.        FINANCIAL INFORMATION

               Item 1.     Financial Statements

                           Condensed Consolidated Balance
                           Sheets as of June 30, 2001 and
                           December 31, 2000...............................................................4

                           Condensed Consolidated Statements
                           of Income for the Three Months and Six Months Ended
                           June 30, 2001 and 2000..........................................................5

                           Condensed Consolidated Statements
                           of Cash Flows for the Six Months
                           Ended June 30, 2001 and 2000....................................................6

                           Notes to the Condensed Consolidated
                           Financial Statements.........................................................7-11

               Item 2.     Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations...............................................................12-18

               Item 3.     Quantitative and Qualitative Disclosures about Market Risk.....................19

PART II.       OTHER INFORMATION

               Item 1.     Legal Proceedings..............................................................21
               Item 2.     Changes in Securities..........................................................21
               Item 3.     Defaults upon Senior Securities................................................21
               Item 4.     Submission of Matters to a Vote
                           of Security Holders............................................................22
               Item 5.     Other Information..............................................................23
               Item 6.     Exhibits and Reports on Form 8-K...............................................23
                           Exhibit Index..................................................................24

                          PART I. FINANCIAL INFORMATION

                        GRANITE CONSTRUCTION INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                    JUNE 30,      December 31,
                                                                     2001            2000
                                                                  -----------     ------------
                                                                  (UNAUDITED)
                                     ASSETS
Current assets
      Cash and cash equivalents                                    $  92,282       $  57,759
      Short-term investments                                          33,453          42,972
      Accounts receivable                                            267,667         221,374
      Costs and estimated earnings in excess of billings              25,154          19,473
      Inventories                                                     23,972          16,747
      Deferred income taxes                                           15,881          15,857
      Equity in construction joint ventures                           32,541          25,151
      Other current assets                                            15,998          12,295
                                                                   ---------       ---------
          Total current assets                                       506,948         411,628
                                                                   ---------       ---------
Property and equipment                                               267,116         249,077
                                                                   ---------       ---------
Investments in affiliates                                             49,943          40,052
                                                                   ---------       ---------
Other assets                                                          11,493          10,385
                                                                   ---------       ---------
                                                                   $ 835,500       $ 711,142
                                                                   =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Current maturities of long-term debt                         $     745       $   1,130
      Accounts payable                                               100,816          90,111
      Billings in excess of costs and estimated earnings              87,149          57,412
      Accrued expenses and other current liabilities                  81,311          82,924
                                                                   ---------       ---------
          Total current liabilities                                  270,021         231,577
                                                                   ---------       ---------
Long-term debt                                                       138,364          63,891
                                                                   ---------       ---------
Other long-term liabilities                                            9,607           6,370
                                                                   ---------       ---------
Deferred income taxes                                                 31,540          31,540
                                                                   ---------       ---------
Commitments and contingencies
                                                                   ---------       ---------
Stockholders' equity
      Preferred stock, $0.01 par value, authorized
          3,000,000 shares, none outstanding                              --              --
      Common stock, $0.01 par value, authorized 100,000,000
          shares; issued and outstanding 41,107,224 shares in
          2001 and 40,881,908 in 2000                                    411             409
      Additional paid-in capital                                      61,421          56,381
      Retained earnings                                              338,066         330,172
      Accumulated other comprehensive loss                              (112)             --
                                                                   ---------       ---------
                                                                     399,786         386,962
      Unearned compensation                                          (13,818)         (9,198)
                                                                   ---------       ---------
                                                                     385,968         377,764
                                                                   ---------       ---------
                                                                   $ 835,500       $ 711,142
                                                                   =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  JUNE 30,                       JUNE 30,
                                          -------------------------       -------------------------
                                            2001            2000            2001            2000
                                          ---------       ---------       ---------       ---------
Revenue
        Construction                      $ 326,735       $ 301,274       $ 524,682       $ 494,623
        Material sales                       49,947          42,438          79,615          65,519
                                          ---------       ---------       ---------       ---------
               Total revenue                376,682         343,712         604,297         560,142
                                          ---------       ---------       ---------       ---------
Cost of revenue
        Construction                        289,058         258,371         467,692         426,819
        Material sales                       41,213          35,668          67,938          57,275
                                          ---------       ---------       ---------       ---------
               Total cost of revenue        330,271         294,039         535,630         484,094
                                          ---------       ---------       ---------       ---------
        GROSS PROFIT                         46,411          49,673          68,667          76,048

General and administrative expenses          26,843          26,925          51,287          49,784
                                          ---------       ---------       ---------       ---------
        OPERATING INCOME                     19,568          22,748          17,380          26,264
                                          ---------       ---------       ---------       ---------

Other income (expense)
        Interest income                       1,932           2,486           4,763           5,663
        Interest expense                     (2,341)         (2,273)         (3,903)         (3,985)
        Gain on sales of property
            and equipment                       633           1,397           4,924           2,378
        Other, net                            1,019           1,550             175           1,318
                                          ---------       ---------       ---------       ---------
                                              1,243           3,160           5,959           5,374
                                          ---------       ---------       ---------       ---------

      INCOME BEFORE PROVISION
          FOR INCOME TAXES                   20,811          25,908          23,339          31,638

Provision for income taxes                    7,908           9,975           8,869          13,481
                                          ---------       ---------       ---------       ---------
        NET INCOME                        $  12,903       $  15,933       $  14,470       $  18,157
                                          =========       =========       =========       =========

Net income per share
        Basic                             $    0.32       $    0.40       $    0.36       $    0.46
        Diluted                           $    0.32       $    0.39       $    0.36       $    0.45

Weighted average shares
   of common stock
        Basic                                39,833          39,494          39,760          39,413
        Diluted                              40,766          40,377          40,611          40,233

Dividends per share                           $0.08           $0.07           $0.16           $0.17
                                          =========       =========       =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)


SIX MONTHS ENDED JUNE 30,                                                       2001           2000
                                                                              --------       --------
Operating Activities
       Net income                                                             $ 14,470       $ 18,157
       Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation, depletion and amortization                            23,169         21,894
            Gain on sales of property and equipment                             (4,924)        (2,378)
            Gain on sale of investment                                              --           (636)
            Increase in deferred income tax                                        (24)            --
            Amortization of unearned compensation                                2,454          3,021
            Equity in loss of affiliates and other                                 678            381
       Changes in assets and liabilities:
            Accounts and notes receivable                                      (48,197)        (5,774)
            Inventories                                                         (7,225)        (4,682)
            Equity in construction joint ventures                               (7,390)         4,719
            Other assets                                                          (210)         1,407
            Accounts payable                                                    10,705           (366)
            Billings in excess of costs and estimated earnings, net             24,056        (29,184)
            Accrued expenses                                                     2,903         (2,530)
                                                                              --------       --------
                        Net cash provided by operating activities               10,465          4,029
                                                                              --------       --------

Investing Activities
       Purchases of short-term investments                                     (44,828)       (32,610)
       Maturities of short-term investments                                     54,235         50,280
       Additions to property and equipment                                     (46,757)       (31,347)
       Proceeds from sales of property and equipment                             5,745          4,192
       Proceeds from sale of investment                                             --          5,001
       Investment in affiliates                                                 (9,952)       (13,976)
       Development and sale of land and other investing activities                (343)           874
                                                                              --------       --------
                        Net cash used by investing activities                  (41,900)       (17,586)
                                                                              --------       --------

Financing Activities
       Additions of long-term debt                                              85,000             --
       Repayments of long-term debt                                            (10,912)        (5,735)
       Employee stock options exercised                                             --            406
       Repurchase of common stock                                               (2,118)        (1,193)
       Dividends paid                                                           (6,012)        (6,255)
                                                                              --------       --------
                        Net cash provided (used) by financing activities        65,958        (12,777)
                                                                              --------       --------

Increase (decrease) in cash and cash equivalents                                34,523        (26,334)

Cash and cash equivalents at beginning of period                                57,759         61,832
                                                                              --------       --------
Cash and cash equivalents at end of period                                    $ 92,282       $ 35,498
                                                                              ========       ========

Supplementary Information
       Cash paid during the period for:
            Interest                                                          $  1,943       $  2,735
            Income taxes                                                         1,922          4,195
       Noncash investing and financing activity:
            Restricted stock issued for services                              $  7,074       $  6,912
            Dividends accrued but not paid                                       3,289          2,729
            Undisbursed escrow funds available                                   7,286             --

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Granite Construction Incorporated
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (In Thousands, Except Per Share Data)


1. BASIS OF PRESENTATION: The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position at June 30, 2001 and the results of operations and cash flows for the periods presented. The December 31, 2000 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     Interim results are subject to significant seasonal variations and the results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2. INVENTORIES: Inventories consist primarily of quarry products valued at the lower of average cost or market.

3.   PROPERTY AND EQUIPMENT:

                                           JUNE 30,    December 31,
                                             2001         2000
                                         -----------   ------------
                                         (UNAUDITED)
Land                                      $ 37,352      $ 38,113
Quarry property                             45,104        45,080
Buildings and leasehold improvements        38,664        38,753
Equipment and vehicles                     541,494       508,976
Office furniture and equipment               8,656         8,597
                                          --------      --------
                                           671,270       639,519
Less accumulated depreciation,
depletion and amortization                 404,154       390,442
                                          --------      --------
                                          $267,116      $249,077
                                          ========      ========

                        Granite Construction Incorporated
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (In Thousands, Except Per Share Data)


4.   EARNINGS PER SHARE:

                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                            JUNE 30,                  JUNE 30,
                                                      --------------------      --------------------
                                                         2001         2000         2001         2000
                                                      -------      -------      -------      -------
NUMERATOR - BASIC AND DILUTED EARNINGS PER SHARE
         Net income                                   $12,903      $15,933      $14,470      $18,157
                                                      =======      =======      =======      =======
DENOMINATOR - BASIC EARNINGS PER SHARE
         Common stock outstanding                      41,106       40,934       40,974       40,746
         Less restricted stock outstanding              1,273        1,440        1,214        1,333
                                                      -------      -------      -------      -------
         TOTAL                                         39,833       39,494       39,760       39,413
                                                      -------      -------      -------      -------
Basic earnings per share                              $  0.32      $  0.40      $  0.36      $  0.46
                                                      =======      =======      =======      =======

DENOMINATOR - DILUTED EARNINGS PER SHARE
     Denominator - Basic Earnings per Share            39,833       39,494       39,760       39,413
     Effect of Dilutive Securities:
         Common stock options                              17           11           17           12
         Warrants                                         213          154          201          142
         Restricted stock                                 703          718          633          666
                                                      -------      -------      -------      -------
         TOTAL                                         40,766       40,377       40,611       40,233
                                                      -------      -------      -------      -------
Diluted earnings per share                            $  0.32      $  0.39      $  0.36      $  0.45
                                                      =======      =======      =======      =======

5. COMPREHENSIVE INCOME: The components of comprehensive income, net of tax, are as follows:

                                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                                          ------------------   ----------------
                                                                       JUNE 30, 2001
                                                                ----------------------------
Net income                                                      $12,903             $ 14,470
Other comprehensive income (loss):
     Changes in net unrealized losses on investments                 46                 (112)
                                                                -------             --------
TOTAL COMPREHENSIVE INCOME                                      $12,949             $ 14,358
                                                                -------             --------

6.   CONTINGENCIES AND CONTINGENCIES:

     DISCLOSURE OF SIGNIFICANT ESTIMATES - LITIGATION: The Company is a party to a number of legal proceedings and believes that the nature and number of these proceedings are typical for a construction firm of its size and scope, and that none of these proceedings are material to the Company's financial position. The Company's litigation typically involves claims regarding public liability or contract related issues.

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

9. INVESTMENT IN WILDER CONSTRUCTION: On February 23, 2001, the Company purchased an additional 450,000 shares of Wilder Construction Company ("Wilder") common stock for a purchase price of approximately $4.6 million. The Company currently holds a 48% minority interest in Wilder. At June 30, 2001 the Company held 1,949,746 shares of Wilder stock.

10. LONG-TERM DEBT: In May 2001 the Company issued long-term debt in the amount of $75.0 million to a group of institutional holders. The notes are due in nine equal annual installments beginning in 2005 and bear interest at 6.96% per annum. Restrictive covenants under the agreement require the maintenance of consolidated net worth (as defined) of approximately $289,000. The funds will be used for general corporate purposes.

11. BUSINESS SEGMENT INFORMATION: The Company has two reportable segments: the Branch Division and the Heavy Construction Division ("HCD"). The Branch Division is comprised of branch offices that serve local markets, while HCD pursues major infrastructure projects throughout the nation. HCD generally has large heavy-civil projects with contract amounts in excess of $15 million and contract durations greater than two years, while the Branch Division projects are typically smaller in size and shorter in duration. HCD has been the primary participant in the Company's construction joint ventures.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating profit or loss which does not include income taxes, interest income, interest expense or other income (expense).

Information about Profit and Assets:

THREE MONTHS ENDED JUNE 30,                      HCD           BRANCH         TOTAL
                                              ---------       --------      --------
2001
        Revenues from external customers      $ 103,091       $273,591      $376,682
        Intersegment revenue transfer            (2,585)         2,585            --
                                              ---------       --------      --------
        Net revenue                             100,506        276,176       376,682
        Depreciation and amortization             2,182          8,079        10,261
        Operating profit                          1,952         26,334        28,286
                                              ---------       --------      --------

2000
        Revenues from external customers      $  95,058       $248,654      $343,712
        Intersegment revenue transfer            (4,269)         4,269            --
                                              ---------       --------      --------
        Net revenue                              90,789        252,923       343,712
        Depreciation and amortization             1,814          8,062         9,876
        Operating profit                          8,130         23,430        31,560
                                              ---------       --------      --------

                        Granite Construction Incorporated
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (In Thousands, Except Per Share Data)


11.  BUSINESS SEGMENT INFORMATION, CONTINUED:

Information about Profit and Assets, continued:

SIX MONTHS ENDED JUNE 30,                        HCD           BRANCH        TOTAL
                                              ---------       --------      --------
2001
        Revenues from external customers      $ 180,801       $423,496      $604,297
        Intersegment revenue transfer            (4,317)         4,317            --
                                              ---------       --------      --------
        Net revenue                             176,484        427,813       604,297
        Depreciation and amortization             4,347         16,013        20,360
        Operating profit                          1,853         32,213        34,066
        Property and equipment                   38,140        208,336       246,476
                                              ---------       --------      --------
2000
        Revenues from external customers      $ 185,087       $375,055      $560,142
        Intersegment revenue transfer            (7,821)         7,821            --
                                              ---------       --------      --------
        Net revenue                             177,266        382,876       560,142
        Depreciation and amortization             3,681         15,787        19,468
        Operating profit                         17,457         24,201        41,658
        Property and equipment                   26,006        200,003       226,009
                                              ---------       --------      --------

Reconciliation of Segment Profit to the Company's Consolidated Totals:

THREE MONTHS ENDED JUNE 30,                     2001           2000
                                              --------       --------
Profit:
Total profit for reportable segments          $ 28,286       $ 31,560
Other income                                     1,243          3,160
Unallocated other corporate expenses            (8,718)        (8,812)
                                              --------       --------
Income before provision for income taxes      $ 20,811       $ 25,908
                                              ========       ========

SIX MONTHS ENDED JUNE 30,                       2001           2000
                                              --------       --------
Profit:
Total profit for reportable segments          $ 34,066       $ 41,658
Other income                                     5,959          5,374
Unallocated other corporate expenses           (16,686)       (15,394)
                                              --------       --------
Income before provision for income taxes      $ 23,339       $ 31,638
                                              ========       ========

                        Granite Construction Incorporated
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (In Thousands, Except Per Share Data)


12. RECENT ACCOUNTING PRONOUNCEMENTS: In July 2001, the Financial Accounting and Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method--the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The amortization of goodwill will cease upon adoption of SFAS 142. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact, if any, of adopting SFAS 141 and 142.

13. SUBSEQUENT EVENT: On July 1, 2001 the Company acquired 100% of the common stock of Halmar Builders of New York, Inc., a Mt. Vernon, New York heavy-civil construction company ("Halmar") for a cash purchase price of approximately $19.0 million, subject to final closing adjustments. The new entity will operate under the name Granite Halmar Construction Company, Inc. ("Granite Halmar") as a wholly owned subsidiary of Granite Construction Incorporated. If Granite Halmar achieves certain predetermined financial results over a two-year period, the Company will pay the former Halmar shareholders up to an additional $2.0 million.

     Halmar is one of the largest heavy-civil construction firms operating in the metropolitan New York City area. In 2000, Halmar had revenues of approximately $200 million. The acquisition will be accounted for using the purchase method of accounting in accordance with SFAS 141. The Company is currently in the process of preparing the purchase price allocation and determining the useful lives of the assets acquired.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING DISCLOSURE:

                This report contains forward-looking statements; such as statements related to the impact of government regulations on the Company's operations, the existence of bidding opportunities and the impact of legislation, availability of highway funds and economic conditions on the Company's future results. Additionally, forward-looking statements include statements that can be identified by the use of forward-looking terminology such as "believes," "expects," "appears," "may," "will," "should," or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy.

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

RESULTS OF OPERATIONS

                                              THREE MONTHS ENDED JUNE 30,
                                    ---------------------------------------------
REVENUE (IN MILLIONS)                2001        2000      VARIANCE          %
                                    ------      ------     --------        ------
By Division
   Branch Division                  $276.2      $252.9      $ 23.3           9.2%
   Heavy Construction Division       100.5        90.8         9.7          10.7%
                                    ------      ------      ------        ------
                                     376.7       343.7        33.0           9.6%
                                    ======      ======      ======        ======

                                               SIX MONTHS ENDED JUNE 30,
                                    ---------------------------------------------
REVENUE (IN MILLIONS)                2001        2000      VARIANCE          %
                                    ------      ------     --------        ------
By Division
   Branch Division                  $427.8      $382.8      $ 45.0          11.8%
   Heavy Construction Division       176.4       177.3        (0.9)        -0.5%
                                    ------      ------      ------        ------
                                     604.2       560.1        44.1           7.9%
                                    ======      ======      ======        ======

        Revenue: Revenue for the quarter ended June 30, 2001 increased in both the Branch Division and the HCD over the corresponding quarter in 2000. The Branch Division saw increased revenue from its public sector projects in both the quarter and six month periods in 2001 reflecting increases in funding for public infrastructure projects due primarily to the impact of TEA-21 funding. Partially offsetting the increased public sector revenue in the Branch Division was a decrease in private sector revenue of $18.1 million and $13.2 million for the 2001 quarter and six month periods, respectively, from the same periods in 2000. As further discussed in the "Outlook" section, the Company believes there has been some softening of the private sector market.

        The increased HCD revenue for the quarter ended June 30, 2001 over the corresponding 2000 quarter is a reflection of the division's strong backlog of public sector projects. HCD's private sector revenue decreased $13.9 million in the second quarter of 2001 as compared to the second quarter of 2000 due to the completion of two large private sector projects in 2000. For the six month period ended

June 30, 2001, HCD private sector revenue decreased $24.6 million compared to the corresponding six month period in 2000 due to lower first quarter 2001 revenue which reflected the large percentage of contracts - particularly design/build contracts - awarded in late 2000 that were in their start-up phase. Design/build projects experience a longer lead time and therefore a slower start than a typical bid/build project.

                                     JUNE 30,      MARCH 31,     JUNE 30,
                                     --------      ---------     --------
BACKLOG (IN MILLIONS)                  2001          2001          2000
                                     --------      --------      --------
By Market Sector
    Federal                          $   56.4      $   67.4      $   88.3
    State                               956.0       1,049.3         531.0
    Local                               310.0         161.5         137.3
                                     --------      --------      --------
       Total public sector            1,322.4       1,278.2         756.6
    Private sector                      113.9          75.7         138.9
                                     --------      --------      --------
                                     $1,436.3      $1,353.9      $  895.5
                                     --------      --------      --------
By Geographic Area
    California                       $  442.7      $  414.3      $  290.4
    West (excluding California)         395.0         272.6         217.0
    Midwest                             186.0         198.4            --
    South/East                          412.6         468.6         388.1
                                     --------      --------      --------
                                     $1,436.3      $1,353.9      $  895.5
                                     ========      ========      ========


        Backlog: The Company's backlog was $1,436.3 million at June 30, 2001, an increase of $540.8 million from June 30, 2000 and an increase of $82.4 million from March 31, 2001. New awards for the quarter included the Company's $119.8 million share of a design/build highway reconstruction project in Arizona and a $15.4 million interstate reconstruction project in Utah.

                        THREE MONTHS ENDED        SIX MONTHS ENDED
                             JUNE 30,                JUNE 30,
GROSS PROFIT            ------------------      -------------------
IN MILLIONS              2001        2000        2001         2000
                        ------      ------      ------      -------
Total Gross Profit      $46.4       $49.7       $68.7       $76.0
% of Revenue             12.3%       14.5%       11.4%       13.6%
                        =====       =====       =====       =====

        Gross Profit: Gross profit as a percent of revenue decreased to 12.3% in the second quarter 2001 from 14.5% in the second quarter 2000 and to 11.4% for the six months ended June 30, 2001 from 13.6% in the corresponding 2000 period. The lower gross profit margin is primarily due to a higher amount of revenue recognized from projects less than 25% complete, particularly in HCD. The Company recognizes revenue only to the extent of cost incurred until a project reaches 25% complete. The amount of revenue generated in the quarter by jobs below the 25% completion threshold was approximately $58.0 million versus $20.0 million in the same period in 2000. The increase is primarily due to several HCD projects that were awarded in late 2000 and early 2001 including three that are not expected to reach 25% complete in 2001. The $153.0 million Las Vegas Monorail Project, the $164.6 million Hiawatha Light Rail Project in Minneapolis and the $65.9 million St. John's River Bridge in Florida are not expected to reach 25% complete until the first half of 2002. In addition, HCD gross profit margin in the second quarter 2001 was impacted by a reduction in the forecasted profitability of a non-sponsored joint venture project on the East Coast. The profit reduction reflects the acceleration of work to complete the project on time to avoid paying liquidated damages. The Company recorded a pretax loss of approximately $2.5 million for its portion of the expected reduced profitability of the project.

        Cost of revenue consists of direct costs on contracts; including labor and materials, amounts payable to subcontractors, direct overhead costs, and equipment expense (primarily depreciation, maintenance and repairs). The Company has experienced some upward pressure on costs associated with labor markets, however, the Company's gross profit margins were not significantly impacted by such changes during the first six months of 2001.

                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        JUNE 30,                   JUNE 30,
GENERAL AND ADMINISTRATIVE EXPENSES              ---------------------       ---------------------
IN MILLIONS                                        2001          2000          2001          2000
                                                 -------       -------       -------       -------
Salaries and related expenses                    $  11.9       $  11.8       $  25.4       $  23.6
Incentive compensation,
   discretionary profit sharing and pension          4.3           6.5           6.8           9.4
Other general and administrative expenses           10.6           8.6          19.1          16.8
                                                 -------       -------       -------       -------
     Total                                       $  26.8       $  26.9       $  51.3       $  49.8
                                                 -------       -------       -------       -------
Percent of revenue                                   7.1%          7.8%          8.5%          8.9%
                                                 =======       =======       =======       =======

        General and Administrative Expenses: Salaries and related expenses increased for the three and six months ended June 30, 2001 over the comparable periods in 2000 due primarily to increased staffing to support the Company's current and expected growth. Incentive compensation and discretionary profit sharing and pension costs decreased as a function of the Company's lower profitability in 2001. Increases in other general and administrative expenses primarily result from costs associated with the pursuit of new business opportunities and the support of the Company's continued growth, none of which exceeds 10% of total general and administrative expenses.

                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                          JUNE 30,                     JUNE 30,
OPERATING INCOME                    ---------------------       ---------------------
IN MILLIONS                           2001          2000          2001          2000
                                    -------       -------       -------       -------
Branch Division                     $  26.3       $  23.4       $  32.2       $  24.2
Heavy Construction Division             2.0           8.1           1.9          17.5
Unallocated corporate expenses         (8.7)         (8.8)        (16.7)        (15.4)
                                    -------       -------       -------       -------
Total                               $  19.6       $  22.7       $  17.4       $  26.3
                                    =======       =======       =======       =======

        Operating Income: The Heavy Construction Division's contribution to operating income decreased in the second quarter 2001 compared to the second quarter 2000 due primarily to the decreased gross profit margin described in "Gross Profit" above. The Branch Division's contribution to operating income increased in both the three months and six months ended June 30, 2001 due primarily to the increases in revenue described in "Revenue and Backlog" above.

                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
OTHER INCOME (EXPENSE)                       ---------------------       ---------------------
IN MILLIONS                                    2001          2000          2001          2000
                                             -------       -------       -------       -------
Interest income                              $   1.9       $   2.5       $   4.8       $   5.7
Interest expense                                (2.3)         (2.3)         (3.9)         (4.0)
Gain on sales of property and equipment          0.6           1.4           4.9           2.4
Other, net                                       1.0           1.6           0.2           1.3
                                             -------       -------       -------       -------
Total                                        $   1.2       $   3.2       $   6.0       $   5.4
                                             =======       =======       =======       =======

        Other Income (Expense): Other income increased $0.6 million to $6.0 million for the six months ended June 30, 2001 over the same period in 2000. The increase was due primarily to a $2.2 million gain from the sale of developed property in Texas in the first quarter 2001, partially offset by lower interest income due primarily to reduced interest rates and the absence of a $0.6 million gain recorded in the second quarter 2000 from the repurchase by T.I.C. Holdings, Inc. ("TIC") of certain TIC shares held by the Company.

                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                       JUNE 30,                   JUNE 30,
PROVISION FOR INCOME TAXES      ----------------------      ----------------------
IN MILLIONS                       2001          2000          2001          2000
                                -------       -------       -------       -------
Provision for income taxes      $   7.9       $  10.0       $   8.9       $  13.5
                                -------       -------       -------       -------
Effective tax rate                 38.0%         38.5%         38.0%         42.6%
                                =======       =======       =======       =======

        Provision for Income Taxes: The Company's effective tax rate decreased to 38.0% for the three months ended June 30, 2001 from 38.5% in the same period in 2000. The decrease relates primarily to the expected changes in the relationship of permanent differences such as the percentage depletion deduction to pretax earnings for the year. Additionally, the decrease in the effective tax rate for the six months ended June 30, 2001 reflects the absence of additional tax expense recognized in the first quarter of 2000 related to the Company reaching an agreement with TIC to divest its investment over a three and one-half year period.

OUTLOOK

        The Company continues to experience a sizeable increase in new awards. New awards for the second quarter ended June 30, 2001 totaled $459.1 million, leading to a record backlog at June 30, 2001 of $1.44 billion, an increase of
60.4 percent over the backlog at June 30, 2000. The second quarter 2001 backlog does not include the approximately $200.0 million backlog the Company assumed with the acquisition of Halmar Builders of New York Inc., which closed July 1, 2001. The Company believes its backlog is a quality backlog that will provide a springboard for revenue and earnings growth in 2002 and beyond.

        As the Company pointed out in a press release dated July 24, 2001, earnings expectations for 2001 will be lower than previously expected. The primary reason for this is that it now anticipates that three large HCD projects will not reach 25 percent complete this year. The $153.0 million Las Vegas Monorail Project, the $164.6 million Hiawatha Light Rail Project in Minnesota and the $65.9 million St. John's River Bridge in Florida are not expected to reach 25 percent complete until the first half of 2002.

        Even though the Company has reduced its earnings expectations for the year, the fundamentals of its public sector business are still extremely strong. The bulk of the Company's new awards continue to come from its public marketplace. Fueled by record level expenditures from federal, state and local sources, the Company expects that the public sector market will remain strong as the year continues to unfold. As it has noted in the past, the public marketplace that the Company is currently experiencing allows it to be very selective in its bidding, looking at those projects where it may have competitive advantages in terms of resources or expertise.

        The visibility of the Company's private sector business, however, is less clear at this point in time. The Company has witnessed some softening in this marketplace, particularly in California, where the bulk of its private sector business is derived. Granite believes that this is due primarily to a weaker economy, which has prompted private developers to delay planned commercial and residential projects. The potential effect on Granite's business is a decrease in private sector bidding opportunities and the probability of increased competition in the public sector. The Company, however, is unable at this time to identify how much increased public sector opportunities might offset diminished opportunities in the private sector and what, if any impact this will have on full year 2001 results.

        As previously mentioned, the Company closed its acquisition of Halmar Builders of New York, Inc. on July 1, 2001. The Mt. Vernon, New York-based heavy civil contractor campaigns the New York Metropolitan area, focusing primarily on transportation-related projects such as airports, highways and mass transit facilities. Halmar, in 2000, had revenues of approximately $200.0 million. The New York area heavy-civil construction marketplace is estimated to yield about $6.0 billion per year in bidding opportunities. Granite believes Halmar's contribution to its 2001 earnings will be neutral to slightly accretive.

        In the Outlook section of the Company's Form 10-Q for the quarter ended March 31, 2001, the Company discussed the potential impact on Granite's business and markets from the electricity crisis in California. To date, milder than normal temperatures and substantial conservation measures on the part of California electric users have mitigated the need for rolling blackouts or the necessity to borrow more money from various internal accounts, including the highway account, to purchase power. As of this writing, the state has not borrowed any money from the highway account. Under the confines of Proposition 2, any money borrowed from the highway account by law has to be paid back within one year, with interest.

        California took a large step forward last month in formulating a solution to its long-term transportation-funding problem. As part of the state's budget negotiations, the legislature agreed to place a constitutional amendment on the March, 2002 ballot to permanently divert the sales tax on gasoline from the state's general fund to the transportation fund, starting in 2003. If passed by the voters, this would earmark an additional $1.0 to $1.5 billion per year for highway and mass transit projects in California, according to the California Franchise Tax Board.

        At the federal level, the Senate earlier this month approved its version of FY2002 transportation appropriations bill. The measure would provide approximately $60.0 billion for federal transportation programs, including $31.9 billion for the core federal highway program and $6.8 billion for the federal transit program. Both investment levels exceed the Bush Administration's budget request and the amounts guaranteed by TEA-21. The bill would also provide $3.3 billion for federal airport construction activities as required by AIR-21. The House has passed its own version of the transportation appropriations bill with similar funding levels and is expected to reconcile any differences with the Senate version in a conference committee in the near future.

        In summary, the Company's outlook for the short-term is for a reduction in profitability in 2001 compared to the year 2000, but an increase in both earnings and revenue in 2002, based on a large, quality backlog and strong public sector funding going forward.

LIQUIDITY AND CAPITAL RESOURCES

                               SIX MONTHS ENDED JUNE 30,
                               -------------------------
(IN MILLIONS)                     2001         2000
                                  -----       -----
Cash and cash equivalents         $92.3       $35.5

Net cash provided (used) by:
   Operating activities            10.5         4.0
   Investing activities           (41.9)      (17.6)
   Financing activities            66.0       (12.8)

Capital expenditures              $46.8       $31.3

        Cash provided by operating activities of $10.5 million for the six months ended June 30, 2001 represents a $6.5 million increase over the same period in 2000. Changes in cash from operating activities primarily reflects seasonal variations based on the amount and progress of work being performed. Accounts Receivable at June 30, 2001 increased over the balance at December 31, 2000 due primarily to the Company's revenue growth in the latter half of the second quarter of 2001 over the latter half of the fourth quarter of 2000. Billings in excess of costs and estimated earnings at June 30, 2001 increased over the balance at December 31, 2000 due to cash timing differences on several large projects in the early stages of construction.

        Cash used by investing activities for the six month period in 2001 increased $24.3 million over the corresponding 2000 period due primarily to higher purchases of property and equipment and greater amounts invested in short-term investments versus cash equivalents as well as the absence of the $5.0 million proceeds from the second quarter 2000 TIC divestiture.

        The Company generated cash from financing activities in the six months ended June 30, 2001 due to additions to long-term debt which includes $75.0 million received in May 2001 under a new senior credit facility with a group of institutional holders. The borrowing is due in nine equal annual installments beginning in 2005 and bears interest at 6.96% per annum. The funds from this borrowing will be used for general corporate purposes.

        The Company has budgeted $58.3 million for capital expenditures in 2001, which includes amounts for construction equipment, aggregate and asphalt plants, buildings, leasehold improvements and the purchase of land and aggregate reserves. The Company anticipates that cash generated internally and amounts available under its existing credit facilities will be sufficient to meet its capital and other requirements, including contributions to employee benefit plans, for the foreseeable future. The Company currently has access to funds under its revolving credit agreement which allow it to borrow up to $60.0 million, of which $48.4 million was available at June 30, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting and Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method--the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The amortization of goodwill will cease upon adoption of SFAS 142. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact, if any, of adopting SFAS 141 and 142.

SUBSEQUENT EVENT

        On July 1, 2001 the Company acquired 100% of the common stock of Halmar Builders of New York, Inc., a Mt. Vernon, New York heavy-civil construction company ("Halmar") for a cash purchase price of approximately $19.0 million, subject to final closing adjustments. The new entity will operate under the name Granite Halmar Construction Company, Inc. ("Granite Halmar") as a wholly owned subsidiary of Granite Construction Incorporated. If Granite Halmar achieves certain predetermined financial results over a two-year period, the Company will pay the former Halmar shareholders up to an additional $2.0 million.

        Halmar is one of the largest heavy-civil construction firms operating in the metropolitan New York City area. In 2000, Halmar had revenues of approximately $200 million. The acquisition will be accounted for using the purchase method of accounting in accordance with the newly issued SFAS 141. The Company is currently in the process of preparing the purchase price allocation and determining the useful lives of the assets acquired.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's exposure to market risk since December 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company's Annual Meeting of Shareholders on May 21, 2001, the following members were elected to the Board of Directors:


                                                                               VOTES WITHHELD
                              AFFIRMATIVE          NEGATIVE               --------------------------
                                 VOTES              VOTES                 ABSTAINED          NONVOTE
                              -----------          --------               ---------          -------
Brian C. Kelly                38,228,882              --                  1,110,863              --
Rebecca A. McDonald           38,153,255              --                  1,186,490              --
George B. Searle              38,001,140              --                  1,338,605              --


The following proposals were approved at the Company's Annual Meeting:


                                                                                   VOTES WITHHELD
                                               AFFIRMATIVE      NEGATIVE      -----------------------
                                                  VOTES          VOTES        ABSTAINED      NONVOTE
                                               -----------      ---------     ---------     ---------
To amend the Certificate of
Incorporation of the Company                    35,227,716      1,607,003      106,928      2,398,098

To ratify the appointment of
PricewaterhouseCoopers LLP as the
independent accountants of the
Company for the fiscal year ending
December 31, 2001.                              39,137,618        129,228       72,899             --

ITEM 5. OTHER INFORMATION

        None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a) Exhibits

Exhibit No.      Description
-----------      -----------
     3.1         Certificate of Amendment of Certificate of Incorporation of
                 Granite Construction Incorporated filed May 25, 2001

     3.1.a       Certificate of Incorporation of Granite Construction
                 Incorporated, as Amended

    10.1         Credit Agreement dated and effective June 29, 2001

    10.2         Continuing Guaranty Agreement from the Subsidiaries of Granite
                 Construction Incorporated as Guarantors of financial accommodations pursuant to the terms of the Credit Agreement dated June 29, 2001

    10.3         Note Purchase Agreement between Granite
                 Construction Incorporated and certain
                 purchasers dated May 1, 2001

    10.4         Subsidiary Guaranty Agreement from the
                 Subsidiaries of Granite Construction
                 Incorporated as Guarantors of the
                 Guaranty of Notes and Note Agreement
                 and the Guaranty of Payment and
                 Performance dated May 1, 2001

        b) Reports on Form 8-K

           None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                            GRANITE CONSTRUCTION INCORPORATED


Date: August 14, 2001                       By: /s/ William E. Barton
                                               ---------------------------------
                                               William E. Barton
                                               Senior Vice President and
                                               Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.    Description                                                                                   Page No.
   3.1         Certificate of Amendment of Certificate of Incorporation of Granite Construction
               Incorporated filed May 25, 2001...........................................................     --

   3.1.a       Certificate of Incorporation of Granite Construction Incorporated, as Amended.............     --


  10.1         Credit Agreement dated and effective June 29, 2001........................................     --

  10.2         Continuing Guaranty Agreement from the Subsidiaries of Granite
               Construction Incorporated as Guarantors of financial
               accommodations pursuant to the terms of the Credit Agreement
               dated June 29, 2001.......................................................................     --

  10.3         Note Purchase Agreement between Granite Construction Incorporated and certain purchasers
               dated May 1, 2001.........................................................................     --

  10.4         Subsidiary Guaranty Agreement from the Subsidiaries of Granite Construction Incorporated as Guarantors of the Guaranty of Notes and Note Agreement and the Guaranty of Payment and
               Performance dated May 1, 2001.............................................................     --