Form 10-Q
period 2001-09-30
GRANITE CONSTRUCTION INC
filed 2001-11-14
CIK 861459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

Yes [X]   No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 2001.

            Class                                           Outstanding
-------------------------------                          -----------------
 Common Stock, $0.01 par value                           41,110,410 shares

                        GRANITE CONSTRUCTION INCORPORATED

                                      INDEX

                                                                                  Page
                                                                                  ----
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Condensed Consolidated Balance
                   Sheets as of September 30, 2001 and
                   December 31, 2000.................................................4

                   Condensed Consolidated Statements
                   of Income for the Three Months and Nine Months Ended
                   September 30, 2001 and 2000.......................................5

                   Condensed Consolidated Statements
                   of Cash Flows for the Nine Months Ended
                   September 30, 2001 and 2000.......................................6

                   Notes to the Condensed Consolidated
                   Financial Statements...........................................7-11

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations.................................................12-19

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......20

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings................................................22
          Item 2.  Changes in Securities............................................22
          Item 3.  Defaults upon Senior Securities..................................22
          Item 4.  Submission of Matters to a Vote
                   of Security Holders..............................................22
          Item 5.  Other Information................................................22
          Item 6.  Exhibits and Reports on Form 8-K.................................22

                          PART I. FINANCIAL INFORMATION

                        GRANITE CONSTRUCTION INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

=============================================================================================
                                                                SEPTEMBER 30,    December 31,
                                                                     2001           2000
---------------------------------------------------------------------------------------------
                                                                 (UNAUDITED)
                                     ASSETS

Current assets
     Cash and cash equivalents                                    $ 112,038       $  57,759
     Short-term investments                                          53,142          42,972
     Accounts receivable                                            341,344         221,374
     Costs and estimated earnings in excess of billings              53,810          19,473
     Inventories                                                     22,420          16,747
     Deferred income taxes                                           16,138          15,857
     Equity in construction joint ventures                           25,191          25,151
     Other current assets                                             7,993          12,295
                                                                  ---------------------------
         Total current assets                                       632,076         411,628
---------------------------------------------------------------------------------------------

Property and equipment                                              270,720         249,077
---------------------------------------------------------------------------------------------

Investments in affiliates                                            55,364          40,052
---------------------------------------------------------------------------------------------

Other assets                                                         23,216          10,385
---------------------------------------------------------------------------------------------
                                                                  $ 981,376       $ 711,142
=============================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current maturities of long-term debt                         $   7,515       $   1,130
     Accounts payable                                               147,295          90,111
     Billings in excess of costs and estimated earnings             113,957          57,412
     Accrued expenses and other current liabilities                 113,783          82,924
                                                                  ---------------------------
         Total current liabilities                                  382,550         231,577
---------------------------------------------------------------------------------------------

Long-term debt                                                      150,319          63,891
---------------------------------------------------------------------------------------------

Other long-term liabilities                                           9,779           6,370
---------------------------------------------------------------------------------------------

Deferred income taxes                                                31,540          31,540
---------------------------------------------------------------------------------------------

Commitments and contingencies
---------------------------------------------------------------------------------------------
Stockholders' equity
     Preferred stock, $0.01 par value, authorized
         3,000,000 shares, none outstanding                              --              --
     Common stock, $0.01 par value, authorized 100,000,000
         shares; issued and outstanding 41,110,272 shares in
         2001 and 40,881,908 in 2000                                    411             409
     Additional paid-in capital                                      61,601          56,381
     Retained earnings                                              358,714         330,172
     Accumulated other comprehensive loss                              (734)             --
                                                                  ---------------------------
                                                                    419,992         386,962
     Unearned compensation                                          (12,804)         (9,198)
                                                                  ---------------------------
                                                                    407,188         377,764
---------------------------------------------------------------------------------------------
                                                                  $ 981,376       $ 711,142
=============================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)

======================================================================================================
                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                            2001            2000              2001            2000
------------------------------------------------------------------------------------------------------
Revenue
       Construction                     $   452,555      $   391,014      $   977,237      $   885,637
       Material sales                        64,177           50,742          143,792          116,261
                                        ----------------------------      ----------------------------
             Total revenue                  516,732          441,756        1,121,029        1,001,898
                                        ----------------------------      ----------------------------
Cost of revenue
       Construction                         406,733          332,740          874,425          759,559
       Material sales                        48,213           41,538          116,151           98,813
                                        ----------------------------      ----------------------------
             Total cost of revenue          454,946          374,278          990,576          858,372
                                        ----------------------------      ----------------------------
      GROSS PROFIT                           61,786           67,478          130,453          143,526

General and administrative expenses          31,926           29,304           83,213           79,088
                                        ----------------------------      ----------------------------
       OPERATING INCOME                      29,860           38,174           47,240           64,438
------------------------------------------------------------------------------------------------------

Other income (expense)
       Interest income                        3,949            2,775            8,712            8,438
       Interest expense                      (2,549)          (1,948)          (6,452)          (5,933)
       Gain on sales of property
           and equipment                      3,456              218            8,380            2,596
       Other, net                             3,894            1,268            4,069            2,586
                                        ----------------------------      ----------------------------
                                              8,750            2,313           14,709            7,687
------------------------------------------------------------------------------------------------------
      INCOME BEFORE PROVISION
          FOR INCOME TAXES                   38,610           40,487           61,949           72,125

Provision for income taxes                   14,672           15,587           23,541           29,068
------------------------------------------------------------------------------------------------------
        NET INCOME                      $    23,938      $    24,900      $    38,408      $    43,057
======================================================================================================

Net income per share
       Basic                            $      0.60      $      0.63      $      0.97      $      1.09
       Diluted                          $      0.59      $      0.62      $      0.94      $      1.07

Weighted average shares
   of common stock
       Basic                                 39,828           39,522           39,788           39,434
       Diluted                               40,784           40,370           40,673           40,263

Dividends per share                     $      0.08      $      0.07      $      0.24      $      0.24
======================================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GRANITE CONSTRUCTION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

===========================================================================================================
NINE MONTHS ENDED SEPTEMBER 30,                                                      2001           2000
-----------------------------------------------------------------------------------------------------------
Operating Activities
       Net income                                                                 $  38,408       $  43,057
       Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation, depletion and amortization                                  35,797          33,124
           Gain on sales of property and equipment                                   (8,380)         (2,596)
           Gain on sale of investment                                                    --            (636)
           Increase in deferred income tax                                             (450)             --
           Amortization of unearned compensation                                      3,564           4,464
           Common stock contributed to ESOP                                              --             632
           Equity in gain of affiliates and other                                    (3,600)           (431)
       Changes in assets and liabilities:
           Accounts and notes receivable                                            (77,099)        (73,387)
           Inventories                                                               (5,673)         (2,779)
           Equity in construction joint ventures                                        (40)          3,253
           Other assets                                                               4,257           1,745
           Accounts payable                                                          13,121          19,076
           Billings in excess of costs and estimated earnings, net                   36,972          (5,540)
           Accrued expenses                                                          31,260          19,280
                                                                                  -------------------------
                     Net cash provided by operating activities                       68,137          39,262
-----------------------------------------------------------------------------------------------------------

Investing Activities
       Purchases of short-term investments                                          (88,175)        (61,994)
       Maturities of short-term investments                                          77,271          66,780
       Additions to property and equipment                                          (57,947)        (38,985)
       Proceeds from sales of property and equipment                                 18,263           4,547
       Proceeds from sale of investment                                                  --           5,000
       Investment in affiliates                                                     (11,712)        (14,303)
       Acquisition of Halmar Builders of New York Inc., net of cash acquired        (11,394)             --
       Development and sale of land and other investing activities                   (2,065)          2,658
                                                                                  -------------------------
                     Net cash used by investing activities                          (75,759)        (36,297)
-----------------------------------------------------------------------------------------------------------

Financing Activities
       Additions of long-term debt                                                  103,000              --
       Repayments of long-term debt                                                 (29,717)         (5,776)
       Employee stock options exercised                                                  --             406
       Repurchase of common stock                                                    (2,080)         (1,834)
       Dividends paid                                                                (9,302)         (8,985)
                                                                                  -------------------------
                     Net cash provided (used) by financing activities                61,901         (16,189)
-----------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                     54,279         (13,224)

Cash and cash equivalents at beginning of period                                     57,759          61,832
                                                                                  -------------------------
Cash and cash equivalents at end of period                                        $ 112,038       $  48,608
===========================================================================================================

Supplementary Information
       Cash paid during the period for:
           Interest                                                               $   4,044        $  4,966
           Income taxes                                                               3,147          10,441
       Noncash investing and financing activity:
           Restricted stock issued for services                                   $   7,170        $  6,912
           Dividends accrued but not paid                                             3,289           2,729
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

                        Granite Construction Incorporated
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (In Thousands, Except Per Share Data)


1. BASIS OF PRESENTATION: The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position at September 30, 2001 and the results of operations and cash flows for the periods presented. The December 31, 2000 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

        Interim results are subject to significant seasonal variations and the results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2. INVENTORIES: Inventories consist primarily of quarry products valued at the lower of average cost or market.

3.      PROPERTY AND EQUIPMENT:

----------------------------------------------------------------------------------
                                                    SEPTEMBER 30,     DECEMBER 31,
                                                        2001             2000
                                                    (UNAUDITED)
----------------------------------------------------------------------------------
Land                                                   $ 37,934         $ 38,113
Quarry property                                          44,655           45,080
Buildings and leasehold improvements                     42,871           38,753
Equipment and vehicles                                  549,588          508,976
Office furniture and equipment                            9,180            8,597
                                                       ---------------------------
                                                        684,228          639,519
Less accumulated depreciation,
  depletion and amortization                            413,508          390,442
----------------------------------------------------------------------------------
                                                       $270,720         $249,077
==================================================================================

                        Granite Construction Incorporated
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (In Thousands, Except Per Share Data)


4.      EARNINGS PER SHARE:

--------------------------------------------------------------------------------------------
                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                                    SEPTEMBER 30,           SEPTEMBER 30,
                                                  2001        2000         2001       2000
--------------------------------------------------------------------------------------------
NUMERATOR - BASIC AND DILUTED EARNINGS PER
SHARE
        Net income                               $23,938     $24,900     $38,408     $43,057
============================================================================================
DENOMINATOR - BASIC EARNINGS PER SHARE
        Common stock outstanding                  41,107      40,932      41,070      40,793
        Less restricted stock outstanding          1,279       1,410       1,282       1,359
                                                 -------------------------------------------
        TOTAL                                     39,828      39,522      39,788      39,434
                                                 -------------------------------------------
Basic earnings per share                         $  0.60     $  0.63     $  0.97     $  1.09
============================================================================================
DENOMINATOR - DILUTED EARNINGS PER SHARE
    Denominator - Basic Earnings per Share        39,828      39,522      39,788      39,434
     Effect of Dilutive Securities:
        Common stock options                          17          12          17          14
        Warrants                                     204         144         201         142
        Restricted stock                             735         692         667         673
                                                 -------------------------------------------
        TOTAL                                     40,784      40,370      40,673      40,263
                                                 -------------------------------------------
Diluted earnings per share                       $  0.59     $  0.62     $  0.94     $  1.07
============================================================================================


5. COMPREHENSIVE INCOME: The components of comprehensive income, net of tax, are as follows:

------------------------------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                        SEPTEMBER 30, 2001
------------------------------------------------------------------------------------------------------
Net income                                                        $ 23,938                $ 38,408
Other comprehensive loss:
    Changes in net unrealized losses on investments                   (622)                   (734)
                                                                  ------------------------------------
TOTAL COMPREHENSIVE INCOME                                        $ 23,316                $ 37,674
======================================================================================================

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

7. RECLASSIFICATIONS: Certain prior-year financial statement items have been reclassified to conform to the current year's presentation.

                        Granite Construction Incorporated
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (In Thousands, Except Per Share Data)


8. STOCK SPLIT: On February 21, 2001, the Company announced a three for two stock split in the form of a 50% stock dividend payable April 13, 2001. All references in the condensed consolidated financial statements to number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of shares outstanding.

9. INVESTMENT IN WILDER CONSTRUCTION: On February 23, 2001, the Company purchased an additional 450,000 shares of Wilder Construction Company ("Wilder") common stock for a purchase price of approximately $4.6 million. The Company currently holds a 48% minority interest in Wilder. At September 30, 2001 the Company held 1,949,746 shares of Wilder stock.

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

11. ACQUISITION OF HALMAR BUILDERS OF NEW YORK, INC.: On July 1, 2001 the Company acquired 100% of the common stock of Halmar Builders of New York, Inc., a Mt. Vernon, New York heavy-civil construction company ("Halmar") for a cash payment of approximately $13.0 million ($11.4 million net of cash acquired) on a total purchase price of approximately $19.0 million, subject to final closing adjustments. The new entity operates under the name Granite Halmar Construction Company, Inc. ("Granite Halmar") as a wholly-owned subsidiary of Granite Construction Incorporated. If Granite Halmar achieves certain predetermined financial results over a two-year period, the Company will pay the former Halmar shareholders up to an additional $2.0 million. The acquisition was accounted for in accordance with Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." The results of operations of Granite Halmar are included in these condensed consolidated financial statements as of July 1, 2001. The current purchase price allocation is considered preliminary, as certain information needed for finalization is not yet available. The Acquisition is not considered material. Therefore, certain disclosures otherwise required have been omitted.

12. BUSINESS SEGMENT INFORMATION: The Company has two reportable segments: the Branch Division and the Heavy Construction Division ("HCD"). The Branch Division is comprised of branch offices that serve local markets, while HCD pursues major infrastructure projects throughout the nation. HCD generally has large heavy-civil projects with contract amounts in excess of $15 million and contract durations greater than two years, while the Branch Division projects are typically smaller in size and shorter in duration. HCD has been the primary participant in the Company's construction joint ventures.

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


Information about Profit and Assets:
--------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30,              HCD          BRANCH        TOTAL
--------------------------------------------------------------------------------
2001

      Revenues from external customers    $ 146,430      $ 370,302     $ 516,732
      Intersegment revenue transfer          (4,059)         4,059            --
                                          --------------------------------------
      Net revenue                           142,371        374,361       516,732
      Depreciation and amortization           2,553          8,320        10,873
      Operating (loss) profit                (7,462)        49,520        42,058

--------------------------------------------------------------------------------
2000

      Revenues from external customers    $  91,120      $ 350,636     $ 441,756
      Intersegment revenue transfer          (4,196)         4,196            --
                                          --------------------------------------
      Net revenue                            86,924        354,832       441,756
      Depreciation and amortization           1,735          7,982         9,717
      Operating profit                       10,015         39,609        49,624
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30,             HCD           BRANCH         TOTAL
--------------------------------------------------------------------------------
2001

      Revenues from external customers  $ 327,231       $ 793,798     $1,121,029
      Intersegment revenue transfer        (8,376)          8,376             --
                                          --------------------------------------
      Net revenue                         318,855         802,174      1,121,029
      Depreciation and amortization         6,900          24,333         31,233
      Operating (loss) profit              (5,609)         81,733         76,124
      Property and equipment               44,332         207,699        252,031

--------------------------------------------------------------------------------
2000

      Revenues from external customers  $ 276,207       $ 725,691     $1,001,898
      Intersegment revenue transfer       (12,017)         12,017             --
                                          --------------------------------------
      Net revenue                         264,190         737,708      1,001,898
      Depreciation and amortization         5,416          23,769         29,185
      Operating profit                     27,472          63,810         91,282
      Property and equipment               26,446         200,137        226,583
--------------------------------------------------------------------------------


Reconciliation of Segment Profit to the Company's Consolidated Totals:
--------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30,                     2001          2000
--------------------------------------------------------------------------
Profit:
Total profit for reportable segments                 $42,058       $49,624
Other income                                           8,750         2,313
Unallocated other corporate expenses                 (12,198)      (11,450)
--------------------------------------------------------------------------
Income before provision for income taxes             $38,610       $40,487
==========================================================================

                        Granite Construction Incorporated
                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      (In Thousands, Except Per Share Data)


---------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30,                      2001          2000
---------------------------------------------------------------------------
Profit:
Total profit for reportable segments               $ 76,124      $  91,282
Other income                                         14,709          7,687
Unallocated other corporate expenses                (28,884)       (26,844)
---------------------------------------------------------------------------
Income before provision for income taxes           $ 61,949      $  72,125
===========================================================================


13. RECENT ACCOUNTING PRONOUNCEMENTS: In July 2001, the Financial Accounting and Standards Board ("FASB") issued Statement No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method--the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001.

        In August 2001, FASB issued Statement No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. SFAS 143 will be effective for financial statements for fiscal years beginning after June 15, 2002.

        In October 2001, FASB issued Statement No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides guidance on the accounting for the impairment or disposal of long-lived assets, supercedes SFAS 121, and is effective for financial statements issued for fiscal years beginning after December 15, 2001.

        The Company is currently evaluating the impact, if any, of adopting SFAS 142, 143 and 144.

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

 RESULTS OF OPERATIONS

---------------------------------------------------------------------------
                                      THREE MONTHS ENDED SEPTEMBER 30,
                                 ------------------------------------------
REVENUE (IN MILLIONS)              2001      2000   VARIANCE        %
---------------------------------------------------------------------------
By Division
   Branch Division                $374.4    $354.9    $19.5        5.4%
   Heavy Construction
   Division                        142.3      86.9     55.4       63.8%
                               --------------------------------------------
                                   516.7     441.8     74.9       17.0%
===========================================================================


---------------------------------------------------------------------------
                                       NINE MONTHS ENDED SEPTEMBER 30,
                                    ---------------------------------------
REVENUE (IN MILLIONS)               2001        2000    VARIANCE        %
---------------------------------------------------------------------------
By Division

   Branch Division                $  802.2    $  737.7    $ 64.5      8.7%
   Heavy Construction
   Division                          318.8       264.2      54.6     20.7%
                                 ------------------------------------------
                                   1,121.0     1,001.9     119.1     11.9%
===========================================================================

        Revenue: Revenue for the quarter ended September 30, 2001 increased in both the Branch Division and the HCD over the corresponding quarter in 2000. The Branch Division saw increased revenue from its public sector projects in both the three-month and nine-month periods in 2001 reflecting increases in funding for public infrastructure projects due primarily to the impact of TEA-21 funding. Partially offsetting the increased public sector revenue in the Branch Division was a decrease in private sector revenue of $8.7 million and $21.9 million for the 2001 three-month and nine-month periods, respectively, from the same periods in 2000. As further discussed in the "Outlook" section, the Company believes there has been some softening of the private sector market.

        The increased HCD revenue for the three months and nine months ended September 30, 2001 over the corresponding periods in 2000 is a reflection of the division's strong backlog of public sector projects. HCD's private sector revenue decreased $10.6 million and $35.8 million in the three months and nine months ended September 30, 2001 as compared to the corresponding periods in 2000 due to the completion of two large private sector projects in 2000.

--------------------------------------------------------------------------------
                                     SEPTEMBER 30,    JUNE 30,     SEPTEMBER 30,
                                  ----------------------------------------------
BACKLOG (IN MILLIONS)                     2001          2001          2000
--------------------------------------------------------------------------------
By Market Sector
   Federal                              $  56.2      $   56.4       $   78.2
   State                                  829.7         956.0          663.8
   Local                                  528.1         310.0          309.8
                                  ----------------------------------------------
      Total public sector               1,414.0       1,322.4        1,051.8
   Private sector                         179.1         113.9          114.1
                                  ----------------------------------------------
                                       $1,593.1      $1,436.3       $1,165.9
--------------------------------------------------------------------------------
By Geographic Area
   California                          $  363.7      $  442.7       $  289.3
   West (excluding California)            337.7         395.0          326.8
   Midwest                                169.6         186.0          207.3
   South/East                             722.1         412.6          342.5
                                  ----------------------------------------------
                                        $1,593.1      $1,436.3       $1,165.9
================================================================================


        Backlog: Including approximately $200.0 million from the Halmar acquisition, the Company's backlog was $1,593.1 million at September 30, 2001, an increase of $427.2 million from September 30, 2000 and an increase of $156.8 million from June 30, 2001. New awards for the quarter included the Company's $113.9 million share of a subway reconstruction project in New York and the Company's $69.5 million share of design/build rail reconstruction project in Florida.

---------------------------------------------------------------------------------
                                         THREE MONTHS ENDED     NINE MONTHS ENDED
GROSS PROFIT                                SEPTEMBER 30,         SEPTEMBER 30,
---------------------------------------------------------------------------------
IN MILLIONS                                2001       2000      2001      2000
---------------------------------------------------------------------------------
Total Gross Profit                         $61.8      $67.5    $130.5    $143.5
---------------------------------------------------------------------------------
% of Revenue                               12.0%      15.3%     11.6%     14.3%
=================================================================================


        Gross Profit: Gross profit as a percent of revenue decreased to 12.0% for the third quarter 2001 from 15.3% for the third quarter 2000 and to 11.6% for the nine months ended September 30, 2001 from 14.3% in the corresponding 2000 period. The lower gross profit margin is partially due to a higher amount of revenue recognized from projects less than 25% complete, particularly in HCD. The Company recognizes revenue only to the extent of cost incurred until a project reaches 25% complete. The amount of revenue generated in the first three quarters of 2001 by jobs below the 25% completion threshold was approximately $113.3 million versus $23.2 million in the same period in 2000. The increase is primarily due to several large HCD projects that were awarded in late 2000 and early 2001 including three that are not expected to reach 25% complete in 2001. Also contributing to the decreased profit margins was a reduction in the forecasted profitability of a non-sponsored joint venture project on the East Coast. The profit reduction primarily reflects the acceleration of work to complete the project on time to avoid paying liquidated damages. The Company recorded a pretax loss of approximately $5.2 million and $7.6 million for its portion of the expected reduced profitability of the project in the three-month and the nine-month periods ending September 30, 2001, respectively.

        The reductions in gross profit described above were partially offset by strong gross margins in the Branch Division. In particular, gross profit as a percent of material sales revenue increased to 24.9% for the third quarter 2001 from 18.1% for the third quarter 2000 and to 19.2% for the nine months ended September 30, 2001 from 15.0% in the corresponding 2000 period.

        Cost of revenue consists of direct costs on contracts; including labor and materials, amounts payable to subcontractors, direct overhead costs, and equipment expense (primarily depreciation, maintenance and repairs). The Company has experienced some upward pressure on costs associated with labor markets, however, the Company's gross profit was not significantly impacted by such changes during the first nine months of 2001.

--------------------------------------------------------------------------------
                                        THREE MONTHS ENDED    NINE MONTHS ENDED
GENERAL AND ADMINISTRATIVE EXPENSES       SEPTEMBER 30,         SEPTEMBER 30,
--------------------------------------------------------------------------------
IN MILLIONS                                2001      2000       2001       2000
--------------------------------------------------------------------------------
Salaries and related expenses              $13.9     $11.6      $39.3     $35.2
Incentive compensation,
  discretionary profit sharing and pension   9.4       9.0       16.2      18.4
Other general and administrative expenses    8.6       8.7       27.7      25.5
--------------------------------------------------------------------------------
     Total                                 $31.9     $29.3      $83.2     $79.1
--------------------------------------------------------------------------------
Percent of revenue                           6.2%      6.6%       7.4%      7.9%
================================================================================

        General and Administrative Expenses: Salaries and related expenses increased for the three and nine months ended September 30, 2001 over the comparable periods in 2000 due primarily to increased staffing to support the Company's current and expected growth. Incentive compensation and discretionary profit sharing and pension costs decreased in the nine month period in 2001 as a function of the Company's lower profitability in the same period. Increases in other general and administrative expenses for the nine-month period in 2001 primarily result from costs associated with the pursuit of new business opportunities and the support of the Company's continued growth, none of which exceeds 10% of total general and administrative expenses.

--------------------------------------------------------------------------------
                                      THREE MONTHS ENDED     NINE MONTHS ENDED
OPERATING INCOME (LOSS)                  SEPTEMBER 30,         SEPTEMBER 30,
--------------------------------------------------------------------------------
IN MILLIONS                             2001      2000        2001       2000
--------------------------------------------------------------------------------
Branch Division                        $ 49.5    $ 39.6     $ 81.7      $ 63.8
Heavy Construction Division              (7.5)     10.0       (5.6)       27.5
Unallocated corporate expenses          (12.2)    (11.4)     (28.9)      (26.8)
--------------------------------------------------------------------------------
Total                                  $ 29.8    $ 38.2     $ 47.2      $ 64.5
================================================================================


        Operating Income: The Heavy Construction Division's contribution to operating income decreased in the third quarter 2001 compared to the third quarter 2000 due primarily to the decreased gross profit margin described in "Gross Profit" above and higher general and administrative cost attributable to the division's revenue growth. The Branch Division's contribution to operating income increased in both the three months and nine months ended September 30, 2001 due primarily to the increases in revenue described in "Revenue and Backlog" and gross margins described in "Gross Profit" above.

--------------------------------------------------------------------------------
                                        THREE MONTHS ENDED     NINE MONTHS ENDED
OTHER INCOME (EXPENSE)                     SEPTEMBER 30,         SEPTEMBER 30,
--------------------------------------------------------------------------------
IN MILLIONS                                2001      2000        2001      2000
--------------------------------------------------------------------------------
Interest income                            $ 3.9     $ 2.8      $ 8.7     $ 8.4
Interest expense                            (2.5)     (1.9)      (6.5)     (5.9)
Gain on sales of property and equipment      3.5        .2        8.4       2.6
Other, net                                   3.9       1.2        4.1       2.6
--------------------------------------------------------------------------------
Total                                      $ 8.8     $ 2.3      $14.7     $ 7.7
================================================================================


        Other Income (Expense): Interest income increased by $1.1 million and $0.3 million for the three-month and nine-month periods ended September 30, 2001, respectively, when compared to the same periods ended September 30, 2000 due to the increased level of short-term investments and interest-bearing cash equivalents. Interest expense increased by $0.6 million for the three-month and nine-month periods ended September 30, 2001 when compared to the same periods ended September 30, 2000 due primarily to the issuance of $75 million in private placement debt in May 2001. Gains on sales of property and equipment in 2001 reflect gains recognized on sale of excess and developed property of approximately $2.9 million in the third quarter 2001 and $2.2 million in the first quarter 2001. Other, net increased over the prior periods due primarily to higher income reported by the Company's equity method investments in the quarter ended September 30, 2001 when compared to the same period in 2000.

--------------------------------------------------------------------------------
                                       THREE MONTHS ENDED     NINE MONTHS ENDED
PROVISION FOR INCOME TAXES                SEPTEMBER 30,         SEPTEMBER 30,
--------------------------------------------------------------------------------
IN MILLIONS                               2001      2000       2001       2000
--------------------------------------------------------------------------------
Provision for income taxes                $14.7     $15.6      $23.5     $29.1
Effective tax rate                         38.0%     38.5%      38.0%     40.3%
================================================================================


        Provision for Income Taxes: The Company's effective tax rate decreased to 38.0% for the three months ended September 30, 2001 from 38.5% in the same period in 2000. The decrease relates primarily to the expected changes in the relationship of permanent differences such as the percentage depletion deduction to pretax earnings for the year. Additionally, the decrease in the effective tax rate for the nine months ended September 30, 2001 reflects the absence of additional tax expense recognized in the first quarter of 2000 related to the Company reaching an agreement with TIC to divest its investment over a three and one-half year period.

OUTLOOK

The outlook for our business going forward continues to be very positive. The Company entered the fourth quarter with a record-level backlog of $1,593.1 million. This figure includes the $200.0 million in backlog assumed with the acquisition of Halmar Builders of New York, Inc.

The Heavy Construction Division (HCD) is targeting a number of design/build projects throughout the country as states increasingly choose this form of project delivery over the traditional form of design/bid/build. Looking at the project bid schedule over the next few months, HCD has a full plate of opportunities in which to bid, including a number of large design/build projects in Nevada, Arizona and Texas. It is our opinion that Granite's technical expertise, experience and financial strength in the design/build area provides us with a competitive advantage for these types of projects. Currently, design/build projects make up approximately 50% of HCD's total backlog. A combination of record levels of public funding, healthy bid lists and the anticipation that three large HCD projects will reach the 25% complete stage in 2002 lead us to believe that next year will be a very strong year for HCD.

Also contributing to HCD's positive outlook is our recent acquisition of Halmar. Granite Halmar is well-positioned to take advantage of the New York area heavy-civil construction marketplace - estimated to yield about $6.0 billion a year in bidding opportunities. Granite Halmar's major clients include the New York State/New York City Departments of Transportation, New York Port Authority and the Metropolitan Transit Authority.

Our Branch Division has had a tremendous year to date. We are unclear, however, as to how much this division will be impacted by any economic slow down. As we have previously indicated, we could see a slow down in the Branch business as a result of softening in the private sector market, particularly in California, where the bulk of the Branch's private sector business is derived. As we have seen historically with a slowdown in the private sector, the Branch Division has started to see increased competition in a couple of its markets for public jobs, as contractors who primarily bid on private sector work begin to move into the public sector marketplace. Although this is not likely to impact our year-end 2001 results, gross profit margins in the Branch Division could be affected in 2002 if the economic downturn continues.

At the state and local level, the Associated General Contractors of America
(AGC) is reporting that in the aftermath of September 11th, many state and local governments are "feeling the pinch of lower tax revenues and higher expenses for relief, security and other spending." At this point in time, Granite has not observed any project delays and continues to see a sizeable amount of projects coming out to bid from all of the states in which we operate.

On the federal level, guaranteed funding levels continue to provide the Company with many opportunities in each of the states in which we operate. On July 12, the Senate Appropriations Committee approved a 2002 transportation bill that included $33.2 billion in federal aid for highways. This amount is in line with the guaranteed funding amounts under the Transportation Act for the 21st Century (TEA-21).

The Company is also keeping a close eye on the much talked about economic stimulus legislative package. According to an October 4, 2001 article in the Washington Post, the Bush Administration is attempting to put together a stimulus package as large as $75 billion that could include a plan to spend $15 billion on highways, roads, bridges and transit.

In California, the Company's largest market, there are two ballot measures that, if passed, could have a significant impact on Granite. On the March 2002 ballot in California is Proposition 42, a proposed constitutional amendment that would redirect the sales tax on gasoline from the state's general fund to transportation funds, including highways and mass transit. It would generate more than $1 billion per year for transportation, according to the California Department of Finance, and that sum will grow with inflation. This is the most important infrastructure funding measure since Proposition 111, which raised the state gasoline tax $0.09 per gallon, starting in 1990. If passed, Prop 42 would take effect in 2003. Early polling by the Yes on Prop 42 campaign indicates fairly strong support for the measure. This would be a very important new long-term source of transportation funding for the state, and would have a positive impact on the Company's business in California. In addition, industry leaders are working to place a measure on the March 2002 ballot which would allow the state to sell $5 to $10 billion in bonds to help speed up construction projects and stimulate it's economy.

In early November, Texas voters approved Proposition 15, a constitutional amendment that will allow the state to issue bonds to pay for new highways. Historically, approximately 10% of the Company's revenues are generated from Texas and it is one of HCD's larger markets. Funds from the bonds will be used to finance construction and expansion of state highways, and help pay for toll roads and other transportation projects, including light rail projects.

In summary, the Company is faring extremely well in a difficult economic environment. Our healthy backlog and an outstanding list of projects on which to bid provide us with a positive outlook going forward.

LIQUIDITY AND CAPITAL RESOURCES

--------------------------------------------------------------------------------
                                       NINE MONTHS ENDED
                                         SEPTEMBER 30,
--------------------------------------------------------------------------------
(IN MILLIONS)                         2001            2000
--------------------------------------------------------------------------------
Cash and cash equivalents            $112.0         $  48.6

Net cash provided (used) by:
   Operating activities                68.1            39.3
   Investing activities               (75.8)          (36.3)
   Financing activities                61.9           (16.2)

Capital expenditures                  $57.9          $ 39.0
================================================================================


        Cash provided by operating activities of $68.1 million for the nine months ended September 30, 2001 represents a $28.8 million increase over the same period in 2000. Changes in cash from operating activities primarily reflect variations based on the amount and progress of work being performed. In particular, billings in excess of costs and estimated earnings, net, as of September 30, 2001 increased over December 31, 2000 due to cash timing differences on several large projects in the early stages of construction.

        Cash used by investing activities for the nine month period in 2001 increased $39.5 million over the corresponding 2000 period due primarily to higher purchases of property and equipment and greater amounts invested in short-term investments versus cash equivalents as well as the absence of the $5.0 million proceeds from the second quarter 2000 TIC divestiture, partially offset by higher proceeds from sales of property and equipment.

        The Company generated cash from financing activities in the nine months ended September 30, 2001 due to additions to long-term debt which includes $75.0 million received in May 2001 under a new senior credit facility with a group of institutional holders. The borrowing is due in nine equal annual installments beginning in 2005 and bears interest at 6.96% per annum. The funds from this borrowing will be used for general corporate purposes.

        The Company has budgeted $58.3 million for capital expenditures in 2001, which includes amounts for construction equipment, aggregate and asphalt plants, buildings, leasehold improvements and the purchase of land and aggregate reserves. The Company anticipates that cash generated internally and amounts available under its existing credit facilities will be sufficient to meet its capital and other requirements, including contributions to employee benefit plans, for the foreseeable future. The Company currently has access to funds under its revolving credit agreement which allow it to borrow up to $60.0 million, of which $30.4 million was available at September 30, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting and Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method --the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001.

In August 2001, FASB issued Statement No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. SFAS 143 will be effective for financial statements for fiscal years beginning after June 15, 2002.

In October 2001, FASB issued Statement No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides guidance on the accounting for the impairment or disposal of long-lived assets, supercedes SFAS 121, and is effective for financial statements issued for fiscal years beginning after December 15, 2001.

The Company is currently evaluating the impact, if any, of adopting SFAS 142, 143 and 144.

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

                  None

ITEM 5.   OTHER INFORMATION

                  None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                  a)     Exhibits

                         None

                  b)     Reports on Form 8-K

                         On July 16, 2001, the Company filed a report on Form 8-K which announced the Company's acquisition of Halmar Builders of New York, Inc. A Copy of the Company's press release announcing the acquisition was attached and incorporated by reference therein.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     GRANITE CONSTRUCTION INCORPORATED

Date: September 14, 2001             By:   /s/ William E. Barton
      --------------------               --------------------------------------
                                           William E. Barton
                                           Senior Vice President and Chief
                                           Financial Officer