Form 10-K
period 2001-12-31
GRANITE CONSTRUCTION INC
filed 2002-04-01
CIK 861459

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                            LOGO

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

    [X]       ANNUAL REPORT UNDER SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was approximately $800,536,786 as of March 19, 2002 based upon the average of the high and low sales prices per share of the registrant's Common Stock as reported on the New York Stock Exchange on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     At March 19, 2002, 41,046,642 shares of Common Stock, par value $0.01, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held May 20, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        NO.
                                                                        ----
                                   PART I
Item 1.   BUSINESS....................................................    2
Item 2.   PROPERTIES..................................................    9
Item 3.   LEGAL PROCEEDINGS...........................................    9
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    9

                                  PART II
Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS.........................................   10
Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA........................   11
Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................   12
Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK........................................................   22
Item 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....   23
Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURES...................................   24

                                  PART III
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   24
Item 11.  EXECUTIVE COMPENSATION......................................   24
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................   24
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   24

                                  PART IV
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.........................................................   25

                                     PART I

ITEM 1.  BUSINESS

                           FORWARD LOOKING DISCLOSURE

     This report contains forward-looking statements; such as statements related to the impact of government regulations on the Company's operations, the adequacy of the Company's aggregate reserves, 2001 backlog expected to be completed in 2002, the existence of bidding opportunities and the impact of legislation, availability of highway funds and economic conditions on the Company's future results. Additionally, forward-looking statements include statements that can be identified by the use of forward-looking terminology such as "outlook," "believes," "expects," "appears," "may," "will," "should," or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy.

     All such forward looking statements are subject to risks and uncertainties that could cause actual results of operations and financial condition and other events to differ materially from those expressed or implied in such forward-looking statements. Specific risk factors include, without limitation, changes in the composition of applicable federal and state legislation appropriation committees; federal and state appropriation changes for infrastructure spending; the general state of the economy; weather conditions; competition and pricing pressures; the availability and pricing of fuel and energy and state referendums and initiatives. Forward-looking statements related to the Company's aggregate reserves and completion of backlog carry risk factors which include, without limitation, changes in estimates of existing reserves and estimates of the Company's need for those reserves and delays in the progress of work in the 2001 backlog.

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

     The Company is one of the largest heavy civil construction contractors in the United States and operates nationwide, serving both public and private sector clients. Within the public sector, the Company primarily concentrates on infrastructure projects; including the construction of roads, highways, bridges, dams, tunnels, canals, mass transit facilities and airports. Within the private sector, the Company performs site preparation services for buildings, plants, subdivisions and other facilities. Granite's diversification in both the public and private sectors and its mix of project types and sizes have contributed to the Company's revenue growth and profitability in various economic environments.

     The Company owns and leases substantial aggregate reserves and owns 122 construction materials processing plants. The Company also has one of the largest contractor owned heavy construction equipment fleets in the United States. The Company believes that the ownership of these assets enables it to compete more effectively by ensuring availability of these resources at a favorable cost.

OPERATING STRUCTURE

     The Company is organized into two operating segments, the Branch Division and the Heavy Construction Division. The Branch Division is comprised of branch offices that serve local markets, while the Heavy Construction Division ("HCD") is composed of regional offices and pursues major infrastructure projects throughout the nation. For reporting purposes, the activities of Intermountain Slurry Seal, Inc. and Granite Halmar Construction Company, Inc., both wholly owned subsidiaries of Granite Construction Incorporated, are included in the operating results of the Branch Division and HCD, respectively. HCD focuses on building larger heavy civil projects with contract durations that are frequently greater than two years, while the Branch Division projects are typically smaller in size and shorter in duration.

     The two divisions complement each other in a variety of ways. HCD is a major user of large construction equipment and employs sophisticated techniques on complex projects. The branches draw on these resources, which are generally not available to smaller, local competitors. Conversely, the Branch Division has greater knowledge of local markets and provides HCD with valuable local information regarding larger projects in the branches' areas. The two divisions sometimes jointly perform projects when a project in a particular region exceeds the local branch's capabilities.

     As decentralized profit centers, the branch offices and HCD independently estimate, bid and complete contracts. Both divisions are supported by centralized functions, including finance, accounting, tax, human resources, labor relations, safety, legal, insurance, surety, corporate development and information technology. The Company believes that centralized support for decentralized profit centers results in a more market responsive business with effective controls and reduced overhead.

     In addition to cost and profitability estimates, Granite considers the availability of estimating and project building personnel as key factors when determining whether to bid on a project. Other factors considered include the client, the geographic location, Granite's competitive advantages and disadvantages relative to likely competitors for the project, current and projected workload, and the likelihood of follow-up work. Both operating divisions use a proprietary computer-based project estimating system that reflects Granite's significant accumulated experience. Granite believes that an exhaustive, detailed approach to a project's estimate and bid is important in order to best identify the project's risks and opportunities. The Company's estimates are comprehensive in nature, sometimes totaling hundreds of pages of analysis. Each project is broken into items of work, for which separate labor, equipment and material estimates are made. Once a project begins, the estimate provides Granite with a budget against which actual project cost is regularly measured, enabling Granite to manage its projects more effectively.

     Information about the Company's business segments for the years ended December 31, 2001, 2000 and 1999 is incorporated in Note 15 of the "Notes to the Consolidated Financial Statements," located on page F-19 of this Annual Report on Form 10K.

     The Branch Division. In 2001, Branch Division contract revenue and sales of aggregate products were $1,083.7 million (70.0% of Company revenue) as compared with $1,010.9 million (75.0% of Company revenue) in 2000. The Branch Division has both public and private sector clients. Public sector activities include both new construction and improvement of streets, roads, highways and bridges. For example, the branches widen and re-pave roads and modify and replace bridges. Major private sector contracts include site preparation for housing and commercial development, including excavation; grading and street paving; and installation of curbs, gutters, sidewalks and underground utilities.

     The Company currently has 11 branch offices with 16 satellite operations. The Company's branch offices in California are located in Bakersfield, Hanford (Central Valley), Watsonville (Monterey Bay Area), Palm Springs (Southern California), Sacramento, San Jose, Santa Barbara and Stockton. The Company's branch offices outside of California are located in Arizona, Nevada and Utah. Each branch effectively operates as a local or regional construction company and its management is encouraged to participate actively in the local community. While individual branch revenues vary from year to year, in 2001 these revenues ranged from $44 million to $170 million per branch.

     As part of the Company's strategy, substantially all of Granite's branches mine aggregates and operate plants which process aggregates into construction materials for internal use and for sale to others. These activities provide both a source of profits and a competitive advantage to the Company's construction business. Approximately half of the aggregate products produced in these branch operations are used in the Company's construction projects. The remainder is sold to unaffiliated parties and accounted for $189.9 million of revenue in 2001, representing 12.3% of the Company's total 2001 revenue compared with $159.9 million or 11.9% of the Company's total 2000 revenue. The Company has significant aggregate reserves that it has acquired by ownership in fee or through long-term leases.

     Heavy Construction Division. In 2001, revenue from HCD was $464.3 million (30.0% of Company revenue) as compared with $337.4 million (25.0% of Company revenue) in 2000. HCD projects are usually larger and more complex than those performed by the Branch Division. The Division has completed projects throughout the nation; including mass transit projects in the metropolitan areas of Atlanta, Baltimore, Los Angeles, San Francisco and Washington, D.C., and major dam and tunnel projects in twelve states.

     HCD builds infrastructure projects; including major highways, large dams, mass transit facilities, bridges, pipelines, canals, tunnels, waterway locks and dams and airport runways, and has engaged in contract mine stripping, reclamation and large site preparation. It also performs activities such as demolition, clearing, excavation, de-watering, drainage, embankment fill, structural concrete and concrete and asphalt paving.

     The division markets, estimates, bids and provides management overview of its projects from its Watsonville, California headquarters and regional estimating offices in New York, Texas, Georgia, and Florida. Project staff located at job sites have the managerial, technical, and clerical capacity to meet on-site project management requirements. HCD has the ability, if appropriate, to process locally sourced aggregates into construction materials using its own portable crushing, concrete and asphalt processing plants.

     HCD participates in joint ventures with other large construction companies from time to time. Joint ventures are used for large, technically complex projects, including design/build projects, where it is desirable to share risk and resources. Joint ventures provide independently prepared estimates, and shared financing, equipment and expertise.

     Design/build projects have emerged as an expanding market for HCD. Unlike traditional projects where owners first hire a design firm and then put the plans out to bid for construction, design/build projects provide the owner with a single point of responsibility and a single contact for both design and construction. Past design/build projects have included projects in California such as the SR-91 Tollway which was completed in 1995 and the San Joaquin Hills Transportation Corridor which was completed in 1996, the I-17 rebuild in Arizona and a tollway in Texas -- both of which were completed in 2000 and the I-15 rebuild in Salt Lake City, Utah and the Atlantic City/Brigantine Connector in New Jersey, which were completed in 2001. Ongoing projects include the Hathaway Bridge Replacement in Panama City, Florida, the Hiawatha Light Rail in Minnesota, and the Las Vegas Monorail in Nevada. The Company frequently bids design/build projects as part of a joint venture team.

     On July 1, 2001 the Company acquired 100% of the common stock of Halmar Builders of New York, Inc., a Mt. Vernon, New York heavy-civil construction company ("Halmar"). The new entity operates under the name Granite Halmar Construction Company, Inc. ("Granite Halmar") as a wholly owned subsidiary of Granite Construction Incorporated. Granite Halmar is one of the largest heavy civil construction companies operating in the metropolitan New York City area. Granite Halmar's major clients include the Port Authority of New York, the City of New York, the New York Department of Transportation and various transit authorities in the greater New York City area.

INVESTMENT IN WILDER CONSTRUCTION COMPANY

     The Company entered into an agreement to purchase common stock of Wilder Construction Company ("Wilder") in 1999. Founded in 1911, Wilder is a heavy civil construction company with regional offices located in Washington, Oregon and Alaska. The purchase agreement provides for the Company to increase its ownership in Wilder to between 51% and 60% in April 2002 and to 75% in 2004. The Company held a 39% minority interest in Wilder as of December 31, 2000 and increased its interest to 48% during the year ended December 31, 2001.

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

BUSINESS STRATEGY

     Granite's fundamental objective is to increase long-term shareholder value by focusing on consistent profitability from controlled revenue growth. Shareholder value is measured by the appreciation of the value of Granite stock over a period of years as well as a return from dividends. Further, it is a specific measure of the Company's financial success to achieve a Return on Net Assets ("RONA") greater than the cost of capital, creating "Granite Value Added." To accomplish these objectives, Granite employs the following strategies:

          Infrastructure Construction Focus -- Granite concentrates its core competencies on this segment of the construction industry, which includes the building of roads, highways, bridges, dams and tunnels, mass transit facilities, underground utilities and site preparation. This focus emphasizes the Company's specialized strengths, which include grading, paving and concrete structures.

          Employee Development -- Granite recognizes that its employees are the key to successful implementation of its business strategies. Significant resources are employed to attract, nurture and retain extraordinary talent and fully develop each employee's capabilities.

          Ownership of Aggregate Materials and Construction Equipment -- Granite owns aggregate reserves and processing plants which are vertically integrated into its construction operations and a large fleet of carefully maintained heavy construction equipment. By ensuring availability of these resources at favorable cost, it believes it has significant bidding advantages in many of its markets. Granite is continually evaluating other opportunities to develop, acquire or invest in businesses that are a part of the construction value chain.

          Selective Bidding -- Once Granite selects a job that meets its bidding criteria, the project is estimated using a highly detailed method with a proprietary estimating system which details anticipated cost to construct to which margin is added to achieve the appropriate bid price for the risk assumed.

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

          Controlled Expansion -- The Company intends to continue its expansion by selectively adding branches in the western United States, pursuing major infrastructure projects throughout the nation, expanding into other construction related market segments through acquisitions, and by leveraging its financial capacity for projects that will utilize Granite for construction work and provide an acceptable return on the Company's investment.

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

CUSTOMERS

     The Company has customers in both the public and private sectors. The Branch Division's most significant customer is the California Department of Transportation. In 2001, contracts with the California Department of Transportation represented 14.4% of the Company's revenue. Other Branch Division clients include county and city public works departments and developers and owners of industrial, commercial and residential sites. The principal clients of the Heavy Construction Division are in the public sector and currently include the State Departments of Transportation in several states. (See Note 2 of Notes to Consolidated Financial Statements.)

BACKLOG

     The Company's backlog (anticipated revenue from uncompleted portions of existing contracts) was $1,377.2 million at December 31, 2001, up from $1,120.5 million at December 31, 2000, and was $793.3 million at December 31, 1999. Approximately $500.0 million of the December 31, 2001 backlog is expected to remain at December 31, 2002. The Company includes a construction project in its backlog at such time as a contract is awarded or a firm letter of commitment is obtained, and funding is in place. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.") The Company believes its backlog figures are firm, subject only to the cancellation and modification provisions contained in various contracts. Substantially all of the contracts in the backlog may be canceled or modified at the election of the client. However, the Company has not been materially adversely affected by contract cancellations or modifications in the past. (See "Business -- Contract Provisions and Subcontracting.") A sizeable percentage of the Company's anticipated revenue in any year is not reflected in its backlog at the start of the year due to the short duration of smaller Branch Division projects that are initiated and completed during such year.

EQUIPMENT

     The Company purchases and maintains many pieces of equipment; including cranes, bulldozers, scrapers, graders, loaders, trucks, pavers, rollers, and construction materials processing plants. In 2001 and 2000, the Company spent approximately $57.6 million and $48.6 million, respectively, for construction equipment, plants and vehicles. The breakdown of the Company's construction equipment, plants and vehicles at December 31, 2001 is as follows:

Heavy construction equipment................................  2,189   units
Trucks, truck-tractors and trailers and vehicles............  3,859   units
Aggregate crushing plants...................................     41  plants
Asphalt concrete plants.....................................     45  plants
Portland cement concrete batch plants.......................     23  plants
Thermal soil remediation plants.............................      1   plant
Asphalt rubber plants.......................................      4  plants
Lime slurry plants..........................................      8  plants

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

EMPLOYEES

     On December 31, 2001 Granite employed 1,467 salaried employees, who work in management, estimating and clerical capacities, and 3,317 hourly employees. The total number of hourly personnel employed by the Company is subject to the volume of construction in progress. During 2001, the number of hourly employees ranged from 2,394 to 5,117 and averaged approximately 3,900. The Company's wholly owned subsidiaries, Granite Construction Company and Granite Halmar Construction Company are parties to craft collective bargaining agreements in many areas in which they work.

     The Company believes its employees are its most valuable resource and that its workforce possesses a strong dedication to and pride in the Company. Among salaried and non-union hourly employees, this dedication is reinforced by 26.2% equity ownership through the Employee Stock Ownership Plan ("ESOP"), the Profit Sharing and 401k Plan and performance-based incentive compensation arrangements at December 31, 2001. The Company's 601 managerial and supervisory personnel have an average of 10 years of service with Granite.

COMPETITION

     Factors influencing the Company's competitiveness are price, reputation for quality, the availability of aggregate materials, machinery and equipment, financial strength, knowledge of local markets and conditions, and project management estimating abilities. The Company believes that it competes favorably on the basis of the foregoing factors. Branch Division competitors range from small local construction companies to large regional and national construction companies. While the market areas of these competitors overlap with several of the markets served by the Company's branches, few, if any, compete in all of the Company's market areas. The Heavy Construction Division normally competes with large regional and national construction companies. Although the construction business is highly competitive, particularly for competitively bid projects in the public sector, the Company believes it is well positioned to compete effectively.

CONTRACT PROVISIONS AND SUBCONTRACTING

     A significant portion of the Company's revenue is derived from contracts that are "fixed unit price" under which the Company is committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete or cubic yards of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer; any increase in the Company's unit cost over the unit price bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by the Company unless otherwise provided in the contract. Other contracts, including most design-build contracts, are priced on a lump-sum basis under which the Company bears the risk that it may not be able to perform all the work for the specified amount. The Company's contracts are obtained primarily through competitive bidding in response to advertisements by federal, state and local government agencies and private parties. Less frequently, contracts may be obtained through direct negotiation with private contract owners.

     There are a number of factors that can create variability in contract performance and results as compared to a project's original bid. The most significant of these include, without limitation, site conditions that differ from those assumed in the original bid to the extent contract remedies are unavailable, the availability and skill level of workers in the geographic location of the project, the availability and proximity of materials, the accuracy of the original bid and inclement weather. Design-build projects carry other risks such as design error risk, scope of work and quantities of materials. All of these factors can impose inefficiencies on contract performance and therefore have a direct impact on contract productivity (i.e. drive up contract costs), which in turn can have a direct impact on contract results.

     All federal government contracts and most of the Company's other contracts provide for termination of the contract for the convenience of the party contracting with the Company, with provisions to pay the Company for work performed through the date of termination. In addition, many of the Company's contracts are subject to certain completion schedule requirements with liquidated damages in the event schedules are not met. The Company has not been materially adversely affected by these provisions in the past.

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

     In connection with its business, the Company generally is required to provide various types of surety bonds that provide an additional measure of security of its performance under certain public and private sector contracts. The Company's ability to obtain surety bonds depends upon its capitalization, working capital, past performance, management expertise and external factors including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of the Company's backlog that is currently bonded and their current underwriting standards, which may change from time to time. The Company has been bonded by the same surety for more than 75 years and has never been refused a bond. The inability to obtain surety bonds would have a material adverse effect on the Company's business.

GOVERNMENT AND ENVIRONMENTAL REGULATIONS

     The Company's operations are subject to compliance with regulatory requirements of federal, state, and municipal agencies and authorities; including regulations concerning labor relations and affirmative action. Additionally, the Company's aggregate mining and construction materials processing plants are subject to various federal, state and local laws and regulations relating to the environment, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. Certain environmental laws impose substantial penalties for non-compliance and others, such as the federal Comprehensive Environmental Response, Compensation and Liability Act, impose strict, retroactive, joint and several liability upon persons responsible for releases of hazardous substances. The Company continually evaluates whether it must take additional steps at its locations to ensure compliance with environmental laws. While compliance with applicable regulatory requirements has not adversely affected the Company's operations in the past, there can be no assurance that these requirements will not change and that compliance will not adversely affect the Company's operations. In addition, the aggregate materials operations of the Company require operating permits granted by governmental agencies. The Company believes that tighter regulations for the protection of the environment and other factors will make it increasingly difficult to obtain new permits and renewal of existing permits may be subject to more restrictive conditions than currently exist.

     Since December 2001, three private citizens groups have served thousands of California businesses with 60-day notices of intent to sue under the California Safe Drinking Water and Toxic Enforcement Act ("Prop 65"). Granite was one of the many aggregate, hot mix asphalt and asphalt producers, suppliers and contractors that were served with Prop. 65 60-day notices.

     Prop 65 requires warnings to persons knowingly and intentionally exposed to certain chemicals designated by the State as causing cancer and/or reproductive toxicity. Although the 60-day notices that were served on Granite and many others listed various Prop 65 chemicals that are allegedly constituents of petroleum asphalt emissions and listed crystalline silica, the 60-day notices contained no factual basis to support the general allegations that Granite knowingly and intentionally exposed persons to Prop 65 listed-chemicals without providing adequate Prop 65 warnings. And, while the statutory scheme underlying Prop 65 allows the State Attorney General or local city or district attorney to pursue actions against alleged violators of Prop 65's warning requirements, and allows private parties to pursue actions if the government fails to intervene, Granite is not currently the subject of any lawsuit alleging Prop 65 violations.

     Moreover, the Company has, through safety information sheets, posted Prop 65 warnings, and through other means, communicated what it believes to be appropriate warnings and cautions to employees and customers about the risks associated with excessive, prolonged inhalation of emissions generated by substances used by the Company and covered by Prop 65.

ITEM 2.  PROPERTIES

     The Company owns and leases real property for use in its construction and aggregate mining and processing activities. The Company owns approximately 468,000 square feet of office and shop space and leases, pursuant to leases expiring between March 2002 and May 2006, an additional 94,000 square feet of office and shop space. The Company owns approximately 10,900 acres of land of which 1,500 acres are un-permitted reserves available for future use and leases approximately 4,500 additional acres of land at sites in California, Nevada, Arizona and Utah. A majority of the land owned or leased by the Company is intended to serve as aggregate reserves. There are no significant encumbrances against owned property. The Company's leases for aggregate reserves generally limit the Company's interest in the reserves to the right to mine the reserves. These leases range from month-to-month leases to leases with expiration dates ranging from December 2002 to June 2016. The Company considers its available and future aggregate reserves adequate to meet its expected operating needs. The Company pursues a plan of acquiring new sources of aggregate reserves to replenish those depleted and to assure future growth.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to a number of legal proceedings. The Company believes that the nature and number of these proceedings are typical for a construction firm of its size and scope and that none of these proceedings is material to the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

                 NAME                   AGE                  POSITION
                 ----                   ---                  --------
David H. Watts........................  63    Chairman of the Board, President,
                                              Chief Executive Officer and Director
William G. Dorey......................  57    Executive Vice President and Chief
                                              Operating Officer
William E. Barton.....................  57    Senior Vice President and Chief
                                              Financial Officer
Patrick M. Costanzo...................  63    Senior Vice President and Manager,
                                              Heavy Construction Division
Mark E. Boitano.......................  53    Senior Vice President and Manager,
                                              Branch Division

     Granite Construction Incorporated was incorporated in Delaware in January 1990 as the holding company for Granite Construction Company, which was incorporated in California in 1922. All dates of service for the executive officers of the registrant also include the periods in which they served for Granite Construction Company.

     Mr. Watts joined the Company in 1987 as President and Chief Executive Officer and has served as a director since 1988, and Chairman of the Board since 1999. In May 1997, Mr. Watts became a director of TIC Holdings, Inc. He served as a director of Wilder Construction from January 2000 to May 2001. From 1984 until 1987, Mr. Watts served as President, Chief Executive Officer and a director of Ford, Bacon & Davis, Inc., an industrial engineering and construction firm. From 1965 until 1984, Mr. Watts was employed by an underwater services and construction firm in various capacities, including as President and Chief Operating Officer. He received a B.A. degree in Economics from Cornell University in 1960. Mr. Watts is a Past Chair of the California Chamber of Commerce and serves as a Director of this and several other non-profit organizations.

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

     Mr. Barton has been an employee of the Company since 1980 and has served in various capacities, including Senior Vice President and Chief Financial Officer since 1999, Vice President and Chief Financial Officer from 1990 to 1999, Controller in 1989, Treasurer in 1988 and Cash Manager from 1980 until 1988. In 1997, Mr. Barton became a director of TIC Holdings, Inc. and in January 2000 he also became a director of Wilder Construction Company. He received a B.S. degree in Accounting and Finance from San Jose State University in 1967 and an M.B.A. degree from the University of Santa Clara in 1973.

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

     Mr. Boitano has been an employee of the Company since 1977 and has served in various capacities, including Senior Vice President and Manager, Branch Division since 1998, Assistant Branch Division Manager from 1987 to 1998, Branch Manager, Arizona operations from 1983 to 1987, Assistant Manager, Arizona operations from 1980 to 1983, Assistant Manager, Salinas Branch in 1980, and Project Manager Estimator from 1977 to 1980. In 2001 Mr. Boitano became a director of Wilder Construction Company. He received a B.S. degree in Civil Engineering from Santa Clara University in 1971 and an M.B.A. degree from California State University, Fresno in 1977.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     The Company's common stock trades on the New York Stock Exchange under the ticker symbol GVA. See Quarterly Results in Item 7 for a two-year summary of quarterly dividends and high and low sales prices of the Company's stock.

     Declaration and payment of dividends is within the sole discretion of the Company's Board of Directors, subject to limitations imposed by Delaware law, and will depend on the Company's earnings, capital requirements, financial conditions and such other factors as the Board of Directors deems relevant. As of March 19, 2002 there were 41,046,642 shares of common stock outstanding held by approximately 825 stockholders of record.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated operations data for 2001, 2000 and 1999 and consolidated balance sheet data as of December 31, 2001 and 2000 set forth below have been derived from consolidated financial statements of the Company, and are qualified by reference to our consolidated financial statements included herein audited by PricewaterhouseCoopers LLP, independent accountants. The selected consolidated statement of income data for 1991 through 1998 and the consolidated balance sheet data as of December 31, 1991 through 1999 have been derived from our audited financial statements not included herein. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

                                                                    YEARS ENDED DECEMBER 31,
                                      ------------------------------------------------------------------------------------
SELECTED CONSOLIDATED FINANCIAL DATA     2001         2000         1999         1998         1997        1996       1995
------------------------------------  ----------   ----------   ----------   ----------   ----------   --------   --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING SUMMARY
Revenue.............................  $1,547,994   $1,348,325   $1,328,774   $1,226,100   $1,028,205   $928,799   $894,796
Gross profit........................     183,616      190,618      179,201      153,092      111,730    110,655    111,963
As a percent of revenue.............        11.9%        14.1%        13.5%        12.5%        10.9%      11.9%      12.5%
General and administrative
  expenses..........................     119,282      105,043       94,939       83,834       73,593     71,587     69,610
As a percent of revenue.............         7.7%         7.8%         7.1%         6.8%         7.2%       7.7%       7.8%
Income before cumulative effect of
  change in accounting principle*...      50,528       55,815       52,916       46,507       27,832     27,348     28,542
Net income..........................      50,528       55,815       52,916       46,507       27,832     27,348     28,542
As a percent of revenue.............         3.3%         4.1%         4.0%         3.8%         2.7%       2.9%       3.2%
Income per share before cumulative
  effect of change in accounting
  principle:**
Basic...............................  $     1.27   $     1.41   $     1.35   $     1.17   $      .70   $    .70   $    .73
Diluted.............................        1.24         1.38         1.31         1.13          .69        .68        .72
Net income per share:
Basic...............................  $     1.27   $     1.41   $     1.35   $     1.17   $      .70   $    .70   $    .73
Diluted.............................        1.24         1.38         1.31         1.13          .69        .68        .72
Weighted average shares of common
  and common stock equivalents
  outstanding:
Basic...............................      39,794       39,584       39,087       39,839       39,596     39,311     38,874
Diluted.............................      40,711       40,409       40,445       41,009       40,413     40,122     39,711
                                      ----------   ----------   ----------   ----------   ----------   --------   --------
Total assets........................  $  929,684   $  711,142   $  679,572   $  626,571   $  551,809   $473,045   $454,744
Cash, cash equivalents and
  short-term investments............     193,233      100,731      108,077      121,424       72,769     72,230     66,992
Working capital.....................     248,413      180,051      143,657      142,448      103,910     92,542     77,179
Current maturities of long-term
  debt..............................       8,114        1,130        5,985       10,787       12,921     10,186     13,948
Long-term debt......................     131,391       63,891       64,853       69,137       58,396     43,602     39,494
Stockholders' equity................     418,502      377,764      327,732      301,282      257,434    233,605    209,905
Book value per share................       10.19         9.24         8.09         7.26         6.26       5.73       5.22
Dividends per share.................        0.32         0.29         0.27         0.20         0.16       0.17       0.13
Common shares outstanding...........      41,089       40,882       40,494       41,474       41,100     40,784     40,242
                                      ----------   ----------   ----------   ----------   ----------   --------   --------
BACKLOG.............................  $1,377,172   $1,120,481   $  793,256   $  901,592   $  909,793   $597,876   $590,075
                                      ==========   ==========   ==========   ==========   ==========   ========   ========

                                              YEARS ENDED DECEMBER 31,
                                      -----------------------------------------
SELECTED CONSOLIDATED FINANCIAL DATA    1994       1993       1992       1991
------------------------------------  --------   --------   --------   --------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING SUMMARY
Revenue.............................  $693,388   $570,379   $518,312   $564,060
Gross profit........................    89,988     50,743     50,578     69,502
As a percent of revenue.............      13.0%       8.9%       9.8%      12.3%
General and administrative
  expenses..........................    62,795     47,107     46,906     46,541
As a percent of revenue.............       9.1%       8.3%       9.0%       8.3%
Income before cumulative effect of
  change in accounting principle*...    19,488      3,492      3,924     17,622
Net income..........................    19,488      4,492      3,924     17,622
As a percent of revenue.............       2.8%       0.8%       0.8%       3.1%
Income per share before cumulative
  effect of change in accounting
  principle:**
Basic...............................  $   0.50   $   0.09   $   0.10   $   0.45
Diluted.............................      0.49       0.09       0.10       0.45
Net income per share:
Basic...............................  $   0.50   $   0.12   $   0.10   $   0.45
Diluted.............................      0.49       0.11       0.10       0.45
Weighted average shares of common
  and common stock equivalents
  outstanding:
Basic...............................    38,826     38,813     38,813     38,813
Diluted.............................    39,434     39,200     39,171     39,185
                                      --------   --------   --------   --------
Total assets........................  $349,098   $319,416   $316,978   $277,426
Cash, cash equivalents and
  short-term investments............    48,638     48,810     54,139     54,973
Working capital.....................    65,537     64,619     66,329     55,186
Current maturities of long-term
  debt..............................    10,070     10,060     15,469      7,669
Long-term debt......................    17,237     28,585     38,618     14,816
Stockholders' equity................   182,692    164,338    158,594    153,159
Book value per share................      4.61       4.17       4.03       3.92
Dividends per share.................      0.06       0.06       0.06       0.06
Common shares outstanding...........    39,650     39,452     39,324     39,117
                                      --------   --------   --------   --------
BACKLOG.............................  $550,166   $659,738   $245,234   $292,017
                                      ========   ========   ========   ========

---------------

 * Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes."

** On February 21, 2001, the Company announced a three-for-two stock split in the form of a 50% stock dividend on April 13, 2001. All share and per share amounts are calculated on a post split basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Granite is one of the largest heavy civil contractors in the United States and is engaged in the construction of highways, dams, airports, mass transit facilities and other infrastructure-related projects. The Company has offices in California, Texas, Georgia, Nevada, Arizona, Florida, New York and Utah.

     The Company's contracts are obtained primarily through competitive bidding in response to advertisements by federal, state and local agencies, and private parties and to a lesser extent through negotiation with private parties. The Company's bidding activity is affected by such factors as backlog, current utilization of equipment and other resources, ability to obtain necessary surety bonds and competitive considerations. Bidding activity, backlog and revenue resulting from the award of new contracts to the Company may vary significantly from period to period.

     The Company's compensation strategy for selected management personnel is to rely heavily on a variable cash and restricted stock performance-based incentive element. Thus, the Company may experience an increase in general and administrative expenses in a very profitable year and a decrease in less profitable years. Certain profit sharing amounts are at the discretion of the Board of Directors based on the Company reaching certain levels of profitability each year.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience, however actual amounts could differ from those estimates. The Company's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements.

     Certain of our accounting policies require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from construction contracts, accounting for construction joint ventures, the valuation of long-term assets and the estimation of valuation allowances and accrued liabilities. Management evaluates all of its estimates and judgments on an on-going basis.

     Revenue Recognition: The Company uses the percentage of completion accounting method for construction contracts in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Revenue and earnings on construction contracts, including construction joint ventures are recognized on the percentage of completion method in the ratio of costs incurred to estimated final costs. Provisions are recognized in the statement of income for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. Revenue in an amount equal to cost incurred is recognized prior to contracts reaching 25% completion. The related earnings are not recognized until the period in which such percentage completion is attained. It is the Company's judgment that until a project reaches 25% completion, there is insufficient information to determine with a reasonable level of assurance what the estimated profit on the project will be. Factors that can contribute to changes in estimates of contract profitability include, without limitation, site conditions that differ from those assumed in the original bid to the extent that contract remedies are unavailable, the availability and skill level of workers in the geographic location of the project, the availability and proximity of materials, the accuracy of the original bid, inclement weather and timing and coordination issues inherent in all projects, including design/build. Contract cost consists of direct costs on contracts; including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). Depreciation is provided using accelerated methods for construction equipment. Contract cost is recorded as incurred and revisions in contract revenue and cost estimates are reflected in the accounting period when known. The 25% threshold is applied to all percentage of completion projects without exception unless and until the Company projects a loss on the project, in which case the estimated loss is immediately recognized. Claims for additional contract revenue are recognized if it is probable that the claim will result in additional revenue and the amount can be reliably estimated. Revenue from contract change orders is recognized when the owner has agreed to the change order. The foregoing as well as weather, stage of completion and mix of contracts at different margins may cause fluctuations in gross profit between periods and these fluctuations may be significant.

     A significant portion of the Company's revenue is derived from contracts that are "fixed unit price" under which the Company is committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete or cubic yards of earth excavated). Other contracts, including most design-build contracts, are priced on a lump-sum basis under which the Company bears the risk that it may not be able to perform all the work for the specified amount. All federal government contracts and many of the Company's other contracts provide for termination of the contract for the convenience of the party contracting with the Company, with provisions to pay the Company for work performed through the date of termination.

     Construction Joint Ventures: As described under Note 5 to the Company's Consolidated Financial Statements, the Company participates in various construction joint venture partnerships. Generally, each construction joint venture is formed to accomplish a specific project, is jointly controlled by the joint venture partners and is dissolved upon completion of the project. The Company selects its joint venture partners based on its analysis of the prospective venturer's construction and financial capabilities, expertise in the type of work to be performed and past working relationships with the company, among other criteria. The joint venture agreements typically provide that the interests of the Company in any profits and assets, and its respective share in any losses and liabilities that may result from the performance of the contract are limited to the Company's stated percentage interest in the project. The venture's contract with the project owner typically requires joint and several liability, however, the Company's agreements with its joint venture partners provide that each party will assume and pay its full proportionate share of any losses resulting from a project. Consistent with industry practice, the Company accounts for its share of the operations of these jointly controlled ventures on a pro rata basis in the consolidated statements of income and as a single line item in the consolidated balance sheets. If we were to account for these interests using a one line item equity method presentation in the consolidated statements of income, revenue and contract costs would be materially lower, however, net income would not change. Alternatively, if we were to account for these interests using full consolidation, assets and liabilities in the consolidated balance sheet would be materially higher and revenue and contract costs in the consolidated statements of income would be materially higher, however, net income would not change.

     Valuation of Long-Term Assets: Long-lived assets, which include property, equipment and acquired identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management and this could have a material effect on our operating results and financial position. Additionally, the Company had approximately $19.5 million in goodwill at December 31, 2001, which must be reviewed for impairment at least annually in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142"). The Company is required to complete its initial impairment review for its goodwill in the first half of 2002 and management does not expect to record an impairment charge. The impairment testing required by SFAS 142 requires considerable judgment and there can be no assurance that an impairment charge will not be required in the future.

     Valuation Allowances and Accrued Liabilities: The Company grants credit to customers that include general contractors, property owners and developers, governmental agencies and other companies in a variety of industries. Although the Company generally does not require collateral, the law provides the Company with the ability to file mechanics liens on real property improved for private customers in the event of non-payment. The Company is subject to potential credit risk related to changes in business and the general economy. Management analyzes specific customer accounts receivable including the age of specific accounts, customer payment history and general economic trends when evaluating the adequacy of the allowance for doubtful accounts. Additionally, certain accrued liabilities, including insurance reserves, are estimates that rely on an analysis of past trends and the exercise of significant management judgment. There can be no assurance that the actual amounts of the Company's valuation allowances and estimated accrued liabilities will not change as better information becomes available and these changes could be significant.

CURRENT YEAR

     Revenue and Backlog. The following is a breakdown of revenue for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                        2001                    2000                    1999
                                --------------------    --------------------    --------------------
                                  AMOUNT     PERCENT      AMOUNT     PERCENT      AMOUNT     PERCENT
                                ----------   -------    ----------   -------    ----------   -------
Revenue By Division:
  Branch Division.............  $1,083,726     70.0%    $1,010,912     75.0%    $  976,464     73.5%
  Heavy Construction
     Division.................     464,268     30.0        337,413     25.0        352,310     26.5
                                ----------    -----     ----------    -----     ----------    -----
                                $1,547,994    100.0%    $1,348,325    100.0%    $1,328,774    100.0%
                                ==========    =====     ==========    =====     ==========    =====
Revenue By Geographic Area:
  California..................  $  715,689     46.2%    $  627,616     46.5%    $  574,618     43.2%
  West (excluding
     California)..............     432,570     27.9        462,070     34.3        510,953     38.5
  Midwest.....................      51,861      3.4          3,923      0.3             --       --
  South and East..............     347,874     22.5        254,716     18.9        243,203     18.3
                                ----------    -----     ----------    -----     ----------    -----
                                $1,547,994    100.0%    $1,348,325    100.0%    $1,328,774    100.0%
                                ==========    =====     ==========    =====     ==========    =====
Revenue By Market Sector:
  Federal agencies............  $   77,143      5.0%    $   56,595      4.2%    $   31,641      2.4%
  State agencies..............     631,217     40.8        540,688     40.1        567,366     42.7
  Local public agencies.......     367,226     23.7        257,786     19.1        257,392     19.4
                                ----------    -----     ----------    -----     ----------    -----
          Total public
            sector............   1,075,586     69.5        855,069     63.4        856,399     64.5
                                ----------    -----     ----------    -----     ----------    -----
  Private sector..............     282,538     18.3        333,361     24.7        313,356     23.5
  Material sales..............     189,870     12.2        159,895     11.9        159,019     12.0
                                ----------    -----     ----------    -----     ----------    -----
                                $1,547,994    100.0%    $1,348,325    100.0%    $1,328,774    100.0%
                                ==========    =====     ==========    =====     ==========    =====

     Total revenue in 2001 increased to $1,548.0 million from $1,348.3 million in 2000, which reflects increases in both divisions. Branch Division revenue increased 7.2% in 2001 due to increases in public sector revenue and revenue from material sales which were partially offset by a decrease in private sector revenue. The increased revenue from material sales was due to both higher sales volume and generally higher unit prices. The higher volume was largely due to increases in construction activity near certain of our plant locations. HCD revenue increased 37.6% in 2001 due primarily to revenue generated from contracts added to backlog in late 2000 through mid 2001 and revenue contributed by HCD's new Granite Halmar location in New York of approximately $65.0 million. On a market sector basis, revenue from private sector contracts decreased $50.8 million to $282.5 million or 18.3% of total revenue in 2001, from $333.4 million or 24.7% of total revenue in 2000. The Company's private sector work is primarily comprised of site preparation for both commercial and residential developments and privately funded transportation projects. Although the private construction market remains strong in many of the areas that the Company works, the Company remains cautious about the effect of the general economic slowdown on private sector work in 2002 (see "Outlook"). The Company's revenue from public sector contracts increased to $1,075.6 million or 69.5% of total revenue in 2001 from $855.1 million or 63.4% of total revenue in 2000. The level of funding for public sector projects remained strong through 2001 in most of the Company's geographic markets.

     The following is a breakdown of backlog as of December 31, 2001 and 2000 (in thousands):

                                                              2001                   2000
                                                      --------------------   --------------------
                                                        AMOUNT     PERCENT     AMOUNT     PERCENT
                                                      ----------   -------   ----------   -------
Backlog By Division:
     Branch Division................................  $  367,657     26.7%   $  364,788     32.6%
     Heavy Construction Division....................   1,009,515     73.3       755,693     67.4
                                                      ----------    -----    ----------    -----
                                                      $1,377,172    100.0%   $1,120,481    100.0%
                                                      ==========    =====    ==========    =====
Backlog By Geographic Area:
     California.....................................  $  293,325     21.3%   $  260,612     23.2%
     West (excluding California)....................     280,864     20.4       269,660     24.1
     Midwest........................................     152,386     11.1       204,038     18.2
     South and East.................................     650,597     47.2       386,171     34.5
                                                      ----------    -----    ----------    -----
                                                      $1,377,172    100.0%   $1,120,481    100.0%
                                                      ==========    =====    ==========    =====
Backlog By Market Sector:
     Federal agencies...............................  $   42,512      3.1%   $   75,907      6.8%
     State agencies.................................     753,000     54.7       649,242     57.9
     Local public agencies..........................     460,582     33.4       313,467     28.0
                                                      ----------    -----    ----------    -----
          Total public sector.......................   1,256,094     91.2     1,038,616     92.7
                                                      ----------    -----    ----------    -----
     Private sector.................................     121,078      8.8        81,865      7.3
                                                      ----------    -----    ----------    -----
                                                      $1,377,172    100.0%   $1,120,481    100.0%
                                                      ==========    =====    ==========    =====

     The Company's backlog at December 31, 2001 was $1,377.2 million, up $256.7 million, or 22.9% from December 31, 2000. The increase in backlog is primarily attributable to HCD as a result of backlog obtained as a result of the Halmar acquisition as well as awards in the latter half of 2001 which included the Company's $113.9 share of a subway reconstruction project in New York, the Company's $69.5 million share of a design/build rail reconstruction project in Florida and a $44.8 million highway project in North Carolina. Management believes that approximately 63.0% of the work in the backlog at December 31, 2001 will be recognized as revenue during 2002.

                                                                 YEAR ENDED
                                                       ------------------------------
GROSS PROFIT                                             2001       2000       1999
------------                                           --------   --------   --------
                                                               (IN THOUSANDS)
Total Gross Profit...................................  $183,616   $190,618   $179,201
% Of Revenue.........................................      11.9%      14.1%      13.5%

     For the year ended December 31, 2001, gross profit was $183.6 million, a $7.0 million decrease from 2000. As a percentage of revenue, gross profit decreased in 2001 to 11.9% from 14.1% in 2000. The decreased gross profit margin reflected decreases in HCD that were partially offset by slightly increased profit margins in the Branch Division. Contributing to the decline in the HCD profit margin was a reduction in forecasted profitability of a non-sponsored joint venture project on the East Coast, a generally less profitable mix of HCD projects compared to a year ago and a higher level of revenue recognized for projects less than 25% complete. Year to date revenue recognized for projects less than 25% complete was approximately $70.2 million and $31.5 million at December 31, 2001 and 2000, respectively. As described under "Critical Accounting Policies" above, the Company recognizes revenue only to the extent of cost incurred until a project reaches 25% complete. The reduction in forecasted profitability of an East Coast joint venture project partially related to the acceleration of work to complete the project on time to avoid paying liquidated damages. The Company recorded a pretax loss of approximately $7.6 million for its portion of the expected reduced profitability of the project in the year ended December 31, 2001.

     Cost of revenue consists of direct costs on contracts; including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). Although the composition of costs varies with each contract, the Company's gross profit margins were not significantly impacted by changes in any one of these costs during 2001. The Company did experience upward pressure on costs associated with natural gas, fuel and asphalt prices early in 2001, but these had substantially reversed by the end of the year and the Company's gross profit margins were not materially impacted by these changes.

     General and Administrative Expenses. For the years ended December 31, 2001, 2000 and 1999 general and administrative expenses comprised the following (in thousands):

                                                          2001       2000      1999
                                                        --------   --------   -------
                                                                IN THOUSANDS
Salaries and related expenses.........................  $ 55,480   $ 46,897   $43,552
Incentive compensation, discretionary profit sharing
  and pension.........................................    22,656     24,153    22,264
Other general and administrative expenses.............    41,146     33,993    29,123
                                                        --------   --------   -------
     Total............................................  $119,282   $105,043   $94,939
                                                        --------   --------   -------
Percent of revenue....................................       7.7%       7.8%      7.1%
                                                        ========   ========   =======

     Salaries and related expenses increased in 2001 over 2000 due primarily to increased staffing to support the Company's current and expected growth including staff supporting the Company's new Granite Halmar location in New York. Incentive compensation and discretionary profit sharing and pension costs decreased in 2001 compared to 2000 primarily as a function of the Company's decreased profitability and the absence of additional expense recognized in 2000 related to the impact of certain members of Company management reaching age 62. Other general and administrative expenses include various costs to support the Company's operations, none of which exceeded 10% of total general and administrative expenses. The increase in other general and administrative expenses in 2001 primarily reflects the increases in facilities, information technology support, pre-bidding and other costs to support the Company's growth.

     Operating Income. For the years ended December 31, 2001, 2000 and 1999 operating income was as follows:

                                                         2001       2000       1999
                                                       --------   --------   --------
                                                                IN THOUSANDS
Branch Division......................................  $106,316   $ 87,769   $ 83,878
HCD..................................................    (2,761)    33,775     34,176
Unallocated other corporate expenses.................   (39,221)   (35,969)   (33,792)
                                                       --------   --------   --------
     Total...........................................  $ 64,334   $ 85,575   $ 84,262
                                                       ========   ========   ========

     HCD's contribution to operating income in 2001 decreased over the 2000 contribution due to the decreased gross profit margin as described in "gross profit" above. Additionally, HCD's general and administrative expenses increased during 2001 to support the higher level of revenue and backlog as well as increased costs to support a high level of bidding activity during the year. The Branch Division's contribution to operating income in 2001 increased compared to 2000 due primarily to increases in gross profit margin related to materials sales during the year.

     Other Income (Expense). Other income increased by $9.9 million to $17.2 million in 2001 from $7.3 million in 2000. The increase is attributable to gains recognized on the sale of excess and developed property of approximately $5.1 million and higher equity in earnings recognized from the Company's investments in TIC and Wilder. Although the Company had higher levels of cash equivalents and other investments during 2001, the effect of declining interest rates left interest income relatively flat as compared to 2000.

     Provision for Income Taxes. The Company's effective tax rate was 38.0% in 2001 and 39.9% in 2000. The 1.9% decrease reflected the absence of additional tax expense recognized in 2000 related to the Company reaching an agreement with TIC to divest its 30% investment over a three and one-half year period.

OUTLOOK

     Our Company is entering 2002 with a large backlog of work. As we begin to anticipate how the year ahead will unfold, we are closely monitoring a number of economic and political issues that may have an impact on our business this year.

     On March 5th, California voters approved Proposition 42 -- a state constitutional amendment that permanently transfers the sales tax on gasoline from the general fund to the state transportation fund. Proposition 42 requires that beginning July 1, 2003, all gasoline sales taxes will be earmarked for transportation improvements, adding a projected $1.2 to $1.5 billion annually to California's transportation budget. Starting in fiscal year 2003-2004, Proposition 42 would require that the state's share of gasoline sales taxes be used for projects designated under Governor Davis' Traffic Congestion Relief Plan. Starting in 2008-2009, revenue would be allocated by the following formula: 40 percent would go to major highway and transit construction projects around the state; 40 percent would go to cities and counties for street and highway maintenance, rehabilitation and reconstruction, and storm damage repair; and 20 percent for public transit. California is Granite's largest market, accounting for 46% of total revenues in 2001.

     Another current issue is the proposed $8.6 billion decrease in the fiscal year 2003 federal transportation budget, proposed by President Bush in February of this year. This figure includes a $4.4 billion shortfall from the financing adjustment formula created in the Transportation Act for the 21st Century (TEA-21). This adjustment is known as the Revenue Aligned Budget Authority, or RABA. Total appropriations, as determined by Congress and TEA-21 for fiscal year 2002 were $31.8 billion. This projected decline in 2003 spending relates to the economic slowdown, as fiscal 2001 user taxes were significantly lower than expected. In addition, fiscal year 2003 gas tax receipts are forecast to be lower than the baseline amounts guaranteed under TEA-21. To help resolve this issue, an agreement was reached in mid-March between House of Representatives budget and transportation leaders that would work toward raising the 2003 funding level for federal highways from the President's budget amount of $23.3 billion to $27.7 billion, the level stipulated under the TEA-21 authorization.

     The Company believes that significant political support for highway spending coupled with approximately $9.0 billion of unobligated funds in the Highway Trust Fund will result in funding levels at least on a par with the 2003 authorization of $27.6 billion. It is also important to note that although federal funding for 2003 could be less than was anticipated, the overall funding amounts under TEA-21 remain at record levels.

     Moreover, while federal funds do make up about 50% of U.S. highway spending, state and local funding represents the balance of the equation. While a few states have cut back on transportation funding, many of the larger states, such as California and Florida, continue to have strong transportation funding programs. This is because in those states, gasoline taxes, registration fees and other related revenues are dedicated exclusively to transportation, and do not compete with other state discretionary programs.

     Florida, for example, has instituted Mobility 2000, a long-term program that provides $6.0 billion in additional spending over a 10-year period. Texas also recently passed Proposition 15, which created the Texas Mobility Fund -- a revolving fund to finance highway construction and allow bonds to be sold to help finance transportation projects throughout the state. Texas has traditionally followed a pay-as-you-go approach to fund highways and other transportation projects with the exception of toll roads where the bonds are repaid from toll collections.

     Looking ahead, it is unclear at this point what impact the current economic marketplace will have on our Branch Division. With branches located in California, Arizona, Nevada and Utah, we are witnessing very different economic conditions in each of these states, and regions, in which we operate. Although Granite has begun to see some reduction in private sector work being put out to bid, some of our branches are expecting a strong private sector recovery in late 2002 and beyond. As we have witnessed in the past, a slow down in the private sector economy tends to lead to a slow down in the private sector marketplace. When this happens, Granite's competitors in the private sector will typically shift over into the public sector bidding environment, thereby increasing competition and placing downward pressure on margins. Although it appears that the economy in the West is beginning to recover, the Branch Division is anticipating a reduction in revenue growth in 2002, however, this decline may be more than offset by a very strong year for HCD.

     HCD is witnessing a consistent stream of new large projects coming out to bid in both highway and transit construction. They are targeting bidding opportunities from coast to coast, totaling more than $8.0 billion over the next 12-18 months -- excluding the approximately $1.7 billion in projects that our Granite Halmar office in New York is targeting throughout that state. The division is currently bidding on approximately 10 large projects with an increasing number being design-build projects. As we have mentioned before, it is our opinion that Granite's experience in the design-build area provides us with a significant advantage over some of our competitors. In 2001, design-build projects made up approximately 50% of HCD's year-end backlog.

     Going forward, we are excited about the opportunities to grow the business in 2003, given the strength of our backlog and the substantial bidding opportunities ahead. We will continue to move forward on our strategy to grow the Company both internally and through acquisitions and to improve our financial performance in both divisions.

PRIOR YEARS

     Revenue and Backlog. Total revenue in 2000 increased to $1,348.3 million from $1,328.8 million in 1999, which reflects a modest increase in revenue from the Branch Division partially offset by a decrease in HCD revenue. The HCD revenue decrease resulted from a lack of new awards during the period from late 1999 through mid 2000. Although HCD did receive significant new awards in late 2000, they were booked too late in the year to make a significant contribution to year 2000 revenue. On a market sector basis, revenue from private sector contracts increased $20.0 million to $333.4 million or 24.7% of total revenue in 2000, from $313.4 million or 23.5% of total revenue in 1999. The Company's private sector work is primarily comprised of site preparation for both commercial and residential developments and privately funded transportation projects. The Company's revenue from public sector contracts decreased slightly to $855.1 million or 63.4% of total revenue in 2000 from $856.4 million or 64.5% of total revenue in 1999. The level of funding for public sector projects remained strong through 2000 in most of the Company's geographic markets.

     The Company's backlog at December 31, 2000 was $1,120.5 million, up $327.2 million, or 41.3% from 1999. The increase in backlog was due primarily to multiple HCD awards in the latter part of 2000, which included the Las Vegas Monorail project in Nevada, the Company's portion of the Hiawatha light rail joint venture in Minnesota and a major bridge and interchange project in Florida.

     Gross Profit. For the year ended December 31, 2000, gross profit reached $190.6 million, an $11.4 million increase from 1999. As a percentage of revenue, gross profit increased in 2000 to 14.1% from 13.5% in 1999. The increased gross profit margin reflected increases in both Branch Division and HCD and was a result of favorable market conditions in both the public and private sectors and the overall successful execution of projects. Year to date revenue recognized for projects less than 25% complete was approximately $31.5 million and $36.9 million at December 31, 2000 and 1999, respectively. As described under "Critical Accounting Policies" above, the Company recognizes revenue only to the extent of cost incurred until a project reaches 25% complete. During 2000, the Company's gross profit margins were not significantly impacted by changes in the revenue from projects that were less than 25% complete.

     Cost of revenue consists of direct costs on contracts; including labor and materials, subcontract costs, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). Although the composition of costs varies with each contract, the Company's gross profit margins were not significantly impacted by changes in any one of these costs during 2000. The Company did experience upward pressure on costs associated with labor markets and oil prices; however, the Company's gross profit margins were not materially impacted by such changes during 2000.

     General and Administrative Expenses. Salaries and related expenses increased in 2000 over 1999 due primarily to increased staffing to support the Company's current and expected growth. Incentive compensation and discretionary profit sharing and pension costs increased in 2000 over 1999 as a function of the Company's increased profitability and the impact of certain members of Company management reaching age 62, at which time all the restricted stock grants become fully vested. Other general and administrative expenses include various costs to support its operations, none of which exceeds 10% of total general and administrative expenses. The increase in other general and administrative expenses in 2000 primarily reflects the increases in facilities and other costs to support the Company's growth.

     Operating Income. The Heavy Construction Division's contribution to operating income in 2000 decreased slightly over the 1999 contribution due to a decreased volume of work performed as a result of HCD projects nearing completion. These HCD projects were replaced by several new awards in the latter half of 2000 (see "Revenue and Backlog" above). However, these significant new projects were awarded too late in the year to have a significant impact on revenue and operating income in 2000. The Branch Division's contribution to operating income in 2000 increased compared to 1999 due primarily to increases in construction revenue and gross margins as described in the "Gross Profit" section above.

     Other Income (Expense). Other income increased $5.5 million to $7.3 million in 2000. The increase was primarily due to higher interest income resulting from the combined factor of higher interest rates and higher invested balances and the absence of the Company's share of a 1999 loss of approximately $2.8 million experienced by TIC, partially offset by lower gains on the sale of property and equipment.

     Provision for Income Taxes. The Company's effective tax rate was 39.9% in 2000, an increase of 1.4% from 1999. The increase reflects additional tax expense recognized in the first quarter of 2000 related to the Company reaching an agreement with TIC to divest its 30% investment over a three and one-half year period.

LIQUIDITY AND CAPITAL RESOURCES

                                                         2001       2000       1999
                                                       --------   --------   --------
                                                                IN THOUSANDS
Cash and cash equivalents............................  $125,174   $ 57,759   $ 61,832
Net cash provided (used) by:
  Operating activities...............................   124,631     74,846     99,987
  Investing activities...............................   (97,123)   (58,966)   (54,204)
  Financing activities...............................    39,907    (19,953)   (46,421)
  Capital expenditures...............................    65,265     52,454     82,035
  Working Capital....................................  $248,413   $180,051   $143,657

     During 2001 the Company generated cash and cash equivalents from operating activities of $124.6 million, which represented an increase of $49.8 million over 2000. Changes in cash from operating activities primarily reflect variations based on the amount and progress of work being performed. In particular, billings in excess of cost and estimated earnings, net, as of December 31, 2001 increased as compared to December 31, 2000 largely due to cash timing differences on several large projects in the early stages of construction.

     Cash used by investing activities in 2001 increased $38.2 million from 2000. Contributing to this increased use of cash was the $11.4 million net cash used to acquire Halmar, increased purchases of property and equipment and increased purchases of short-term investments.

     The Company generated $39.9 million in cash from financing activities in 2001 due to additions to long-term debt, which included $75.0 million received in May 2001 under a new senior credit facility with a group of institutional holders. The borrowing is due in nine equal annual installments beginning in 2005 and bears interest at 6.96% per annum. The funds from this borrowing will be used for general corporate purposes.

     As more fully described in Note 9 and Note 14 to the Company's consolidated financial statements, the following table summarizes the Company's significant contractual obligations outstanding as of December 31, 2001:

                             TOTAL      2002      2003      2004     2005      2006     THEREAFTER
                            --------   -------   -------   ------   -------   -------   ----------
                                                        (IN THOUSANDS)
Senior notes payable......  $135,000   $ 6,667   $ 6,666   $6,667   $15,000   $15,000    $85,000
Other notes payable.......     4,505     1,447     2,130      210       234       239        245
Operating lease
  payments................    14,969     4,474     3,503    2,155     1,534     1,077      2,226
                            --------   -------   -------   ------   -------   -------    -------
     Total................  $154,474   $12,588   $12,299   $9,032   $16,768   $16,316    $87,471
                            ========   =======   =======   ======   =======   =======    =======

     Additionally, in March 2002 the Company entered into agreements to purchase certain assets and assume certain liabilities and obligations of two materials and construction businesses in California. The agreements require cash payments of approximately $22.0 million plus the value of purchased inventory at the time of close, subject to adjustment as provided in the agreements. Both transactions are expected to close in the second quarter of 2002.

     As discussed in Note 6 to the Company's Consolidated Financial Statements, the Company entered into an agreement to purchase common stock of Wilder in 1999. The agreement provides for the Company to increase its ownership in Wilder to between 51% and 60% in 2002 and to 75% in 2004. The ultimate purchase price of additional Wilder common shares will be based largely on its financial results. The Company currently estimates that it will pay approximately $8.0 million for additional Wilder common shares in 2002.

     On January 30, 2002 the Company announced a quarterly cash dividend of $0.08 per common share on the Company's common stock. The dividend is payable April 15, 2002 to stockholders of record March 29, 2002.

     The Company has standby letters of credit totaling approximately $14.3 million outstanding at December 31, 2001, all of which expire during 2002. Additionally, the Company generally is required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At December 31, 2001 approximately $1.1 billion of the Company's backlog was bonded and performance bonds totaling approximately $3.0 billion were outstanding. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. The Company's ability to obtain surety bonds depends upon its capitalization, working capital, past performance, management expertise and external factors including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of the Company's backlog that is currently bonded and their current underwriting standards, which may change from time to time. The Company has been bonded by the same surety for more than 75 years and has never been refused a bond. The inability to obtain surety bonds would have a material adverse effect on the Company's business.

     As described under "Critical Accounting Policies" above, the Company participates in various construction joint venture partnerships. The venture's contract with the project owner typically requires joint and several liability, however, the Company's agreements with its joint venture partners provide that each party will assume and pay its full proportionate share of any losses resulting from a project. The Company has not experienced any losses resulting from a joint venture partner's unwillingness or inability to perform, however there can be no assurance that the non-performance of a joint venture partner will not occur in the future and such non-performance could have a material adverse effect on the Company's business.

     Restrictive covenants under the terms of debt agreements include the maintenance of certain levels of working capital and cash flow. Other covenants prohibit capital expenditures in excess of specified limits and require the maintenance of tangible net worth (as defined) of approximately $306.6 million. The Company was in compliance with these covenants at December 31, 2001. Failure to comply with these covenants could cause the amounts due under the debt agreements to become currently payable.

     The Company expects the principal use of funds for the foreseeable future will be for capital expenditures, working capital, acquisitions and other investments. The Company has budgeted $69.8 million for capital expenditures in 2002, which includes amounts for construction equipment, aggregate and asphalt plants, buildings, leasehold improvements and the purchase of land and aggregate reserves.

     In addition to its working capital and cash generated from operations, the Company currently has access to funds under a $60 million bank revolving line of credit, of which $48.4 million was available at December 31, 2001. The line of credit expires in June 2004.

     The Company believes that its current cash and cash equivalents, short-term investments, cash generated from operations and amounts available under its existing credit facilities will be sufficient to meet its expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with its existing operations through at least the next 12 months.

     Recent Accounting Pronouncements. In July 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method -- the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption and on an annual basis going forward. The non-amortization provisions of SFAS 142 were effective for all business combinations completed after June 30, 2001 and will be fully adopted for fiscal years beginning after December 15, 2001. The Company's amortization expense related to goodwill was not significant in the years ended December 31, 2001, 2000 or 1999. The Company believes that SFAS 142 will not have a material effect on the financial position or results of operations of the Company.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset's retirement costs are to be capitalized as part of the asset's carrying amount and subsequently allocated to expense over the asset's useful life. The Company is in the process of assessing the impact, if any, of SFAS 143 on the financial position or results of operations of the Company.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS 144 supersedes FASB statement No. 121 and APB 30; however, it retains the requirement of APB 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sales, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 also addresses financial reporting for the impairment of certain long-lived assets to be disposed of. The Company is in the process of assessing the impact, if any, of SFAS 144 on the financial position or results of operations of the Company.

                               QUARTERLY RESULTS

     The following table sets forth selected unaudited financial information for the Company for the eight quarters in the period ended December 31, 2001. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.

                            QUARTERLY FINANCIAL DATA
             (UNAUDITED -- IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

2001 QUARTERS ENDED                                  DEC. 31    SEPT. 30   JUNE 30    MARCH 31
-------------------                                  --------   --------   --------   --------
Revenue............................................  $426,965   $516,732   $376,682   $227,615
Gross profit.......................................    53,163     61,786     46,411     22,256
  As a percent of revenue..........................      12.5%      12.0%      12.3%       9.8%
Net income.........................................    12,120     23,938     12,903      1,567
  As a percent of revenue..........................       2.8%       4.6%       3.4%       0.7%
Net income per share:
  Basic............................................  $   0.30   $   0.60   $   0.32   $   0.04
  Diluted..........................................  $   0.30   $   0.59   $   0.32   $   0.04
Dividends per share................................  $   0.08   $   0.08   $   0.08   $   0.08
Market price
  High.............................................  $  29.95   $  27.30   $  31.10   $  23.66
  Low..............................................  $  23.00   $  21.01   $  21.32   $  19.25

2000 QUARTERS ENDED                                  DEC. 31    SEPT. 30   JUNE 30    MARCH 31
-------------------                                  --------   --------   --------   --------
Revenue............................................  $346,427   $441,756   $343,712   $216,430
Gross profit.......................................    47,092     67,478     49,673     26,375
  As a percent of revenue..........................      13.6%      15.3%      14.5%      12.2%
Net income.........................................    12,758     24,900     15,933      2,224
  As a percent of revenue..........................       3.7%       5.6%       4.6%       1.0%
Net income per share:
  Basic............................................  $   0.32   $   0.63   $   0.40   $   0.06
  Diluted..........................................  $   0.32   $   0.62   $   0.39   $   0.06
Dividends per share................................  $   0.07   $   0.07   $   0.07   $   0.11
Market price
  High.............................................  $  20.63   $  18.08   $  19.00   $  18.33
  Low..............................................  $  14.37   $  14.00   $  15.25   $  11.71

     Net income per share calculations are based on the weighted average common shares outstanding for each period presented. Accordingly, the sum of the quarterly net income per share amounts may not equal the per share amount reported for the year.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to financial market risks due largely to changes in interest rates, which it manages primarily by managing the maturities in its investment portfolio. The Company does not use derivatives to alter the interest characteristics of its investment securities or its debt instruments. The Company has no holdings of derivative or commodity instruments and does not transact business in foreign currencies.

     The fair value of the Company's held-to-maturity investment portfolio and related income would not be significantly impacted by changes in interest rates since the investment maturities are short and the interest rates are primarily fixed. The Company's mutual fund portfolio of $8.2 million is exposed to equity price risks.

     The Company has Senior Notes Payable of $60.0 million at December 31, 2001 which carry a fixed interest rate of 6.54% per annum with principal payments due in nine equal annual installments beginning in 2002 and Senior Notes Payable of $75.0 million at December 31, 2001 which carry a fixed interest rate of 6.96% per annum with principal payments due in nine equal annual installments beginning in 2005.

     The table below presents principal amounts and related weighted average interest rates by year for the Company's cash and cash equivalents, held-to-maturity short-term investments and significant debt obligations:

                                        2002      2003     2004     2005      2006     THEREAFTER    TOTAL
                                      --------   ------   ------   -------   -------   ----------   --------
                                                                   IN THOUSANDS
Assets
Cash, cash equivalents and held-to-
  maturity investments..............  $182,250   $2,781   $   --   $    --   $    --    $    --     $185,031
Weighted average interest rate......      2.36%    5.75%      --        --        --         --         2.41%
Liabilities
Fixed rate debt
Senior notes payable................  $  6,667   $6,666   $6,667   $15,000   $15,000    $85,000     $135,000
Weighted average interest rate......      6.54%    6.54%    6.54%     6.77%     6.77%      6.83%        6.77%

     The estimated fair value of the Company's cash, cash equivalents and short-term investments approximate the principal amounts reflected above based on the short maturities of these financial instruments. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Senior Notes Payable was approximately $132.7 million as of December 31, 2001 and $57.3 million as of December 31, 2000.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Registrant and auditor's report are included in Item 8 and appear following Item 14:

     Report of Independent Accountants

     Consolidated Balance Sheets -- At December 31, 2001 and 2000

     Consolidated Statements of Income -- Years Ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Stockholders' Equity -- Years Ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Cash Flows -- Years Ended December 31, 2001, 2000 and 1999

     Notes to Consolidated Financial Statements

     Additionally, a two-year Summary of Quarterly Results is included in Item 7 under "Quarterly Results."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the Company will file its definitive proxy statement for the Annual Meeting of Stockholders to be held on May 21, 2002 (the "Proxy Statement") pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     The following documents are filed as part of this Report:

          (a)1. Financial Statements. The following consolidated financial statements are filed as part of this Report:

                                                                FORM 10-K
                                                                  PAGES
                                                               -----------
Report of Independent Accountants...........................       F-1
Consolidated Balance Sheets at December 31, 2001 and 2000...       F-2
Consolidated Statements of Income for the Years Ended
  December 31, 2001, 2000 and 1999..........................       F-3
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2001, 2000 and 1999..............       F-4
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999..........................       F-5
Notes to the Consolidated Financial Statements..............   F-6 to F-22

             2. Financial Statement Schedule. The following financial statement schedule of Granite Construction Incorporated for the years ended December 31, 2001, 2000 and 1999 is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Granite Construction Incorporated.

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

     (b) Reports on Form 8-K. The registrant was not required to file any reports on Form 8-K during the fourth quarter of fiscal 2001.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the Stockholders of Granite Construction Incorporated:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 25 present fairly, in all material respects, the financial position of Granite Construction Incorporated and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 25 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PRICEWATERHOUSECOOPERS LLP

San Jose, California
February 15, 2002, except Note 17
(Asset Purchase Agreements) as to
which the date is March 8, 2002

                       GRANITE CONSTRUCTION INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                 IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                     ASSETS
Current assets
     Cash and cash equivalents..............................  $125,174   $ 57,759
     Short-term investments.................................    68,059     42,972
     Accounts receivable....................................   277,684    221,374
     Costs and estimated earnings in excess of billings.....    49,121     19,473
     Inventories............................................    19,746     16,747
     Deferred income taxes..................................    13,185     15,857
     Equity in construction joint ventures..................    23,073     25,151
     Other current assets...................................    10,874     12,295
                                                              --------   --------
          Total current assets..............................   586,916    411,628
                                                              --------   --------
Property and equipment......................................   262,423    249,077
                                                              --------   --------
Investments in affiliates...................................    50,094     40,052
                                                              --------   --------
Other assets................................................    30,251     10,385
                                                              --------   --------
                                                              $929,684   $711,142
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Current maturities of long-term debt...................  $  8,114   $  1,130
     Accounts payable.......................................   129,515     90,111
     Billings in excess of costs and estimated earnings.....   114,991     57,412
     Accrued expenses and other current liabilities.........    85,883     82,924
                                                              --------   --------
          Total current liabilities.........................   338,503    231,577
                                                              --------   --------
Long-term debt..............................................   131,391     63,891
                                                              --------   --------
Other long-term liabilities.................................    10,026      6,370
                                                              --------   --------
Deferred income taxes.......................................    31,262     31,540
                                                              --------   --------
Commitments and contingencies
                                                              --------   --------
Stockholders' equity
  Preferred stock, $0.01 par value, authorized 3,000,000
     shares; none outstanding...............................        --         --
  Common stock, $0.01 par value, authorized 100,000,000
     shares; issued and outstanding 41,089,487 shares in
     2001 and 40,881,908 in 2000............................       411        409
  Additional paid-in capital................................    62,380     56,381
  Retained earnings.........................................   367,546    330,172
  Accumulated other comprehensive loss......................      (440)        --
                                                              --------   --------
                                                               429,897    386,962
  Unearned compensation.....................................   (11,395)    (9,198)
                                                              --------   --------
                                                               418,502    377,764
                                                              --------   --------
                                                              $929,684   $711,142
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       GRANITE CONSTRUCTION INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                              2001          2000          1999
                                                           -----------   -----------   -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue
     Construction........................................  $1,358,124    $1,188,430    $1,169,755
     Material sales......................................     189,870       159,895       159,019
                                                           ----------    ----------    ----------
  Total revenue..........................................   1,547,994     1,348,325     1,328,774
                                                           ----------    ----------    ----------
Cost of revenue
     Construction........................................   1,209,968     1,020,317     1,015,041
     Material sales......................................     154,410       137,390       134,532
                                                           ----------    ----------    ----------
  Total cost of revenue..................................   1,364,378     1,157,707     1,149,573
                                                           ----------    ----------    ----------
     GROSS PROFIT........................................     183,616       190,618       179,201
                                                           ----------    ----------    ----------
General and administrative expenses......................     119,282       105,043        94,939
                                                           ----------    ----------    ----------
     OPERATING INCOME....................................      64,334        85,575        84,262
                                                           ----------    ----------    ----------
Other income (expense)
     Interest income.....................................      10,806        11,646         8,682
     Interest expense....................................      (8,829)       (8,954)       (8,791)
     Gain on sales of property and equipment.............       8,917         2,584         4,544
     Other, net..........................................       6,269         2,019        (2,654)
                                                           ----------    ----------    ----------
                                                               17,163         7,295         1,781
                                                           ----------    ----------    ----------
     INCOME BEFORE PROVISION FOR INCOME TAXES............      81,497        92,870        86,043
Provision for income taxes...............................      30,969        37,055        33,127
                                                           ----------    ----------    ----------
     NET INCOME..........................................  $   50,528    $   55,815    $   52,916
                                                           ==========    ==========    ==========
Net income per share
     Basic...............................................  $     1.27    $     1.41    $     1.35
     Diluted.............................................  $     1.24    $     1.38    $     1.31
Weighted average shares of common and common stock
  equivalents outstanding
     Basic...............................................      39,794        39,584        39,087
     Diluted.............................................      40,711        40,409        40,445
Dividends per share......................................  $     0.32    $     0.29    $     0.27

  The accompanying notes are an integral part of these consolidated financial statements.

                       GRANITE CONSTRUCTION INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                          ACCUMULATED
                                                 ADDITIONAL                  OTHER
YEARS ENDED DECEMBER 31,                COMMON    PAID-IN     RETAINED   COMPREHENSIVE     UNEARNED
1999, 2000 AND 2001                     STOCK     CAPITAL     EARNINGS       LOSS        COMPENSATION    TOTAL
------------------------                ------   ----------   --------   -------------   ------------   --------
                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
Balances, December 31, 1998...........   $416     $44,941     $262,517       $  --         $ (6,592)    $301,282
Net income............................     --          --       52,916          --               --       52,916
Restricted stock issued -- 354,867
  shares, net.........................      4       6,425           --          --           (6,429)          --
Amortized restricted stock............     --          --           --          --            4,834        4,834
Stock options exercised and related
  tax benefit -- 196,410 shares.......      2       1,418           --          --               --        1,420
Repurchase of common
  stock -- 1,688,110 shares...........    (17)     (5,248)     (19,764)         --               --      (25,029)
Common stock contributed to ESOP --
  136,650 shares......................     --       2,146           --          --               --        2,146
Cash dividends on common stock and
  other...............................     --          --       (9,837)         --               --       (9,837)
                                         ----     -------     --------       -----         --------     --------
Balances, December 31, 1999...........    405      49,682      285,832          --           (8,187)     327,732
Net income............................     --          --       55,815          --               --       55,815
Restricted stock issued-- 415,028
  shares, net.........................      4       6,908           --          --           (6,912)          --
Amortized restricted stock............     --          --           --          --            5,901        5,901
Stock options and warrants exercised
  and Related tax benefit -- 84,154
  shares..............................      1       2,012           --          --               --        2,013
Repurchase of common stock -- 155,534
  shares..............................     (1)     (2,853)          --          --               --       (2,854)
Common stock contributed to ESOP --
  45,000 shares.......................     --         632           --          --               --          632
Cash dividends on common stock
  and other...........................     --          --      (11,475)         --               --      (11,475)
                                         ----     -------     --------       -----         --------     --------
Balances, December 31, 2000...........    409      56,381      330,172          --           (9,198)     377,764
Comprehensive income:
  Net income..........................     --          --       50,528          --               --
  Other comprehensive income:
      Changes in net unrealized losses
         on investments...............     --          --           --        (440)              --
  Total comprehensive income..........                                                                    50,088
Restricted stock issued -- 291,797
  shares, net.........................      2       7,168           --          --           (7,170)          --
Amortized restricted stock............     --          --           --          --            4,973        4,973
Repurchase of common stock -- 84,218
  shares..............................     --      (2,455)          --          --               --       (2,455)
Cash dividends on common stock........     --          --      (13,154)         --               --      (13,154)
Tax benefit from restricted stock
  and other...........................     --       1,286           --          --               --        1,286
                                         ----     -------     --------       -----         --------     --------
BALANCES, DECEMBER 31, 2001...........   $411     $62,380     $367,546       $(440)        $(11,395)    $418,502
                                         ====     =======     ========       =====         ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       GRANITE CONSTRUCTION INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2001        2000       1999
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
Operating Activities
  Net income................................................  $  50,528   $ 55,815   $ 52,916
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation, depletion and amortization................     50,017     44,624     42,363
    Gain on sales of property and equipment.................     (8,917)    (2,584)    (4,544)
    Deferred income taxes...................................      5,665      2,245      1,043
    Gain on sale of investment..............................         --       (636)        --
    Amortization of unearned compensation...................      4,973      5,901      4,834
    Common stock contributed to ESOP........................         --        632      2,146
    Equity in (income) loss of affiliates...................     (5,289)       (57)     5,292
    Other...................................................         --        150       (424)
  Changes in assets and liabilities, net of business
    acquisitions:
    Accounts and notes receivable...........................    (10,973)   (11,287)   (34,106)
    Inventories.............................................     (2,999)    (2,624)       (50)
    Equity in construction joint ventures...................      2,078      5,460    (10,591)
    Other assets............................................      1,929     (1,933)     1,327
    Accounts payable........................................     (4,773)    (5,551)     7,468
    Billings in excess of costs and estimated earnings,
     net....................................................     37,432    (15,598)    18,285
    Accrued expenses and other liabilities..................      4,960        289     14,028
                                                              ---------   --------   --------
      Net cash provided by operating activities.............    124,631     74,846     99,987
                                                              ---------   --------   --------
Investing Activities
  Purchases of short-term investments.......................   (139,092)   (84,671)   (98,082)
  Maturities of short-term investments......................    113,295     87,944    110,791
  Additions to property and equipment.......................    (65,265)   (52,454)   (82,035)
  Proceeds from sales of property and equipment.............     14,790      4,691      9,130
  Proceeds from sale of investment..........................         --      5,000         --
  Investment in affiliates..................................     (7,753)   (21,220)     1,083
  Advances to affiliates....................................     (9,475)        --         --
  Proceeds from repayment of advances to affiliates.........      6,375         --         --
  Acquisition of Halmar Builders of New York Inc., net of
    cash received...........................................    (11,400)        --         --
  Other investing activities................................      1,402      1,744      4,909
                                                              ---------   --------   --------
      Net cash used by investing activities.................    (97,123)   (58,966)   (54,204)
                                                              ---------   --------   --------
Financing Activities
  Proceeds from long-term debt..............................    103,000         --         --
  Repayments of long-term debt..............................    (48,048)    (5,817)   (10,786)
  Employee stock options exercised..........................         --        431         39
  Repurchase of common stock................................     (2,455)    (2,854)   (25,029)
  Dividends paid............................................    (12,590)   (11,713)   (10,645)
                                                              ---------   --------   --------
      Net cash provided (used) by financing activities......     39,907    (19,953)   (46,421)
                                                              ---------   --------   --------
Increase (decrease) in cash and cash equivalents............     67,415     (4,073)      (638)
Cash and cash equivalents at beginning of year..............     57,759     61,832     62,470
                                                              ---------   --------   --------
Cash and cash equivalents at end of year....................  $ 125,174   $ 57,759   $ 61,832
                                                              =========   ========   ========
Supplementary Information
  Cash paid during the year for:
    Interest................................................  $   6,709   $  6,387   $  5,926
    Income taxes............................................     25,071     28,060     24,210
  Noncash financing and investing activity:
    Restricted stock issued for services....................  $   7,170   $  6,912   $  6,429
    Dividends accrued but not paid..........................      3,289      2,725      1,890
    Financed acquisition of property and equipment..........         --         --      1,700
                                                              =========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       GRANITE CONSTRUCTION INCORPORATED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business: Granite Construction Incorporated (the "Company") is a heavy civil contractor engaged in the construction of highways, dams, airports, mass transit facilities, real estate site development and other infrastructure related projects. The Company has offices in California, Texas, Georgia, Nevada, Arizona, Utah, Florida and New York.

     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated. The Company uses the equity method of accounting for affiliated companies where its ownership is between 20% and 50%. Additionally, the Company participates in joint ventures with other construction companies. The Company accounts for its share of the operations of these jointly controlled ventures on a pro rata basis in the consolidated statements of income and as a single line item in the consolidated balance sheets.

     Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition: Revenue and earnings on construction contracts including construction joint ventures are recognized on the percentage of completion method in the ratio of costs incurred to estimate final costs. Revenue in an amount equal to cost incurred is recognized prior to contracts reaching 25% completion. The related earnings are not recognized until the period in which such percentage completion is attained. It is the Company's judgment that until a project reaches 25% completion, there is insufficient information to determine with a reasonable level of comfort what the estimated profit on the project will be. Factors that can contribute to changes in estimates of contract profitability include, without limitation, site conditions that differ from those assumed in the original bid to the extent that contract remedies are unavailable, the availability and skill level of workers in the geographic location of the project, the availability and proximity of materials, the accuracy of the original bid, inclement weather and timing and coordination issues inherent in all projects including design/build. Contract cost consists of direct costs on contracts; including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, fuel, maintenance and repairs) and insurance costs. Depreciation is provided using accelerated methods for construction equipment. Contract cost is recorded as incurred and revisions in contract revenue and cost estimates are reflected in the accounting period when known. The 25% threshold is applied to all percentage of completion projects without exception unless and until the Company projects a loss on the project, in which case the estimated loss is immediately recognized. Claims for additional contract revenue are recognized if it is probable that the claim will result in additional revenue and the amount can be reliably estimated. Revenue from contract change orders is recognized when the owner has agreed to the change order. The foregoing as well as weather, stage of completion and mix of contracts at different margins may cause fluctuations in gross profit between periods and these fluctuations may be significant.

     Revenue from the sale of materials is recognized when delivery and risk of ownership passes to the customer.

     A significant portion of the Company's revenue is derived from contracts that are "fixed unit price" under which the Company is committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete or cubic yards of earth excavated). Other contracts, including most design-build contracts, are priced on a lump-sum basis under which the Company bears the risk that it may not be able to perform all the work for the specified amount. The Company's contracts are obtained primarily through competitive bidding in response to advertisements by federal, state and local government agencies and

                       GRANITE CONSTRUCTION INCORPORATED
private parties. Less frequently, contracts may be obtained through direct negotiation with private contract owners. All federal government contracts and many of the Company's other contracts provide for termination of the contract for the convenience of the party contracting with the Company, with provisions to pay the Company for work performed through the date of termination.

     Balance Sheet Classifications: The Company includes in current assets and liabilities amounts receivable and payable under construction contracts that may extend beyond one year. A one-year time period is used as the basis for classifying all other current assets and liabilities.

     Cash and Cash Equivalents: Cash equivalents are securities held for cash management purposes having original maturities of three months or less from the date of purchase.

     Short-Term Investments: Short-term investments that are deemed by management to be held-to-maturity are reported at amortized cost. Short-term investments that are considered available-for-sale are carried at fair value. Unrealized gains and losses, if material, are reported net of tax as a separate component of accumulated other comprehensive income until realized. Realized gains and losses, if any, are determined using the specific identification method.

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

     Property and Equipment: Property and equipment are stated at cost. Depreciation is provided using accelerated methods over lives ranging from three to ten years for construction equipment and the straight-line method over lives from three to twenty years for the remaining depreciable assets. The Company believes that accelerated methods best approximate the service provided by the construction equipment. Depletion of quarry property is based on the usage of depletable reserves. The cost and accumulated depreciation or depletion of property sold or retired is removed from the accounts and gains or losses, if any, are reflected in earnings for the period. The Company capitalized interest costs related to certain self-constructed assets of $67 in 2001, $509 in 2000 and $577 in 1999. Maintenance and repairs are charged to operations as incurred.

     Long-Lived Assets: Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recorded when the assets' carrying value exceeds its estimated undiscounted future cash flows. There have been no significant events or changes in circumstances to date.

     The Company frequently sells property and equipment that has reached the end of its useful life or no longer meets the Company's needs, including depleted quarry property. Such property is held in property and equipment until sold.

     Intangible Assets: Included in other assets at December 31, 2001 is goodwill in the amount of $19.5 million and other intangible assets in the amount of $4.1 million. In accordance with Statement of Financial Accounting Standards No. 142 goodwill, primarily relating to the Company's acquisition of Halmar on July 1, 2001, is not amortized. Rather, the Company evaluates the recoverability of goodwill on an annual basis. Other intangible assets include covenants not to compete, permits, trademarks and acquired contract value which are being amortized on a straight-line basis over terms from 2 to 10 years.

     Income Taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards and deferred tax liabilities

                       GRANITE CONSTRUCTION INCORPORATED
are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Computation of Earnings Per Share: Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding, excluding restricted common stock. Diluted earnings per share are computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants and upon the vesting of restricted common stock.

     Stock Split: On February 21, 2001, the Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend payable April 13, 2001 to stockholders of record as of March 31, 2001. All references in the financial statements to number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of shares outstanding.

     Reclassifications: Certain financial statement items have been reclassified to conform to the current year's format. These reclassifications had no impact on previously reported net income, financial position or cash flows.

     Recent Accounting Pronouncements: In July 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method-the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption and on an annual basis going forward. The non-amortization provisions of SFAS 142 were effective for all business combinations completed after June 30, 2001 and will be fully adopted for fiscal years beginning after December 15, 2001. The Company's amortization expense related to goodwill was not significant in the years ended December 31, 2001, 2000 or 1999. The Company believes that SFAS 142 will not have a material effect on the financial position or results of operations of the Company.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset's retirement costs are to be capitalized as part of the asset's carrying amount and subsequently allocated to expense over the asset's useful life. The Company is in the process of assessing the impact, if any, of SFAS 143 on the financial position or results of operations of the Company.

     In October 2001, the FASB issued statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS 144 supersedes FASB statement No. 121 and APB 30; however, it retains the requirement of APB 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sales, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 also addresses financial reporting for the impairment of certain long-lived assets to be disposed of. The Company is in the process of assessing the impact, if any, of SFAS 144 on the financial position or results of operations of the Company.

                       GRANITE CONSTRUCTION INCORPORATED

2.  SIGNIFICANT RISKS AND UNCERTAINTIES

     Revenue Recognition: As outlined in the Summary of Significant Accounting Policies, the Company's construction revenue is recognized on the percentage of completion basis. Consequently, construction revenue and gross margin for each reporting period is determined on a contract-by-contract basis by reference to estimates by the Company's engineers of expected costs to be incurred to complete each project. These estimates include provisions for known and anticipated cost overruns, if any exist or are expected to occur. These estimates may be subject to revision in the normal course of business.

     Litigation: The Company is a party to a number of legal proceedings and believes that the nature and number of these proceedings are typical for a construction firm of its size and scope and that none of these proceedings will have a material impact on the Company's financial position, results of operations or cash flows. The Company's litigation typically involves claims regarding public liability or contract related issues.

     Concentrations: The Company maintains the majority of cash balances and all of its short-term investments with several financial institutions. The Company invests with high credit quality financial institutions, and, by policy, limits the amount of credit exposure to any financial institution. A significant portion of the Company's labor force is subject to collective bargaining agreements. Collective bargaining agreements covering approximately 22% of the Company's unionized labor force at December 31, 2001 will expire during 2002.

     Revenue received by both the Branch Division and the Heavy Construction Division from federal, state and local government agencies amounted to $1,075,586 (69.5%) in 2001, $855,069 (63.4%) in 2000, and $856,399 (64.5%) in
1999. California Department of Transportation represented $223,916 (14.4%) in 2001, $174,560 (12.9%) in 2000, and $135,265 (10.2%) in 1999 of total revenue.
At December 31, 2001 and 2000, the Company had significant amounts receivable from these agencies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral, although the law provides the Company the ability to file mechanics liens on real property improved for private customers in the event of non-payment by such customers. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. The Company has no foreign operations.

3.  SHORT-TERM INVESTMENTS

     The carrying amounts of short-term investments are as follows at December 31, 2001 and 2000:

                                        HELD-TO-MATURITY    AVAILABLE-FOR-SALE          TOTAL
                                        -----------------   -------------------   -----------------
                                         2001      2000       2001       2000      2001      2000
                                        -------   -------   --------   --------   -------   -------
U.S. Government and Agency
  Obligations.........................  $ 1,996   $11,922    $   --     $4,492    $ 1,996   $16,414
Commercial Paper......................   31,335    16,865        --         --     31,335    16,865
Municipal Bonds.......................   16,925        --        --      2,513     16,925     2,513
Domestic Bankers' Acceptance..........    9,601     7,180        --         --      9,601     7,180
Mutual Funds..........................       --        --     8,202         --      8,202        --
                                        -------   -------    ------     ------    -------   -------
                                        $59,857   $35,967    $8,202     $7,005    $68,059   $42,972
                                        =======   =======    ======     ======    =======   =======

     Held-to-maturity investments are carried at amortized cost, which approximates fair value. Unrealized holding gains and losses for all debt securities were insignificant for the years ended December 31, 2001 and 2000. The Company recognized gross unrealized holding losses of $710 ($440 after tax) related to its available-for-sale investment in mutual funds as a component of other comprehensive income for the year ended December 31, 2001.

                       GRANITE CONSTRUCTION INCORPORATED

     At December 31, 2001, scheduled maturities of held-to-maturity investments were as follows:

Within one year.............................................   $57,076
                                                               -------
After one year through five years...........................     2,781
                                                               -------
                                                               $59,857
                                                               =======

     For the years ended December 31, 2001 and 2000, purchases and maturities were as follows:

                                       DECEMBER 31, 2001                   DECEMBER 31, 2000
                               ----------------------------------   --------------------------------
                               HELD-TO-    AVAILABLE-               HELD-TO-   AVAILABLE-
                               MATURITY     FOR-SALE      TOTAL     MATURITY    FOR-SALE     TOTAL
                               ---------   ----------   ---------   --------   ----------   --------
Purchases....................  $ 130,185    $ 8,907     $ 139,092   $ 81,640    $ 3,031     $ 84,671
Maturities...................   (106,295)    (7,000)     (113,295)   (85,891)    (2,053)     (87,944)
Unrealized loss..............         --       (710)         (710)        --         --           --
                               ---------    -------     ---------   --------    -------     --------
Net Change...................  $  23,890    $ 1,197     $  25,087   $ (4,251)   $   978     $ (3,273)
                               =========    =======     =========   ========    =======     ========

4.  ACCOUNTS RECEIVABLE AND COSTS AND ESTIMATED EARNING IN EXCESS OF BILLINGS

     The Company's accounts receivable comprised:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Construction Contracts:
  Completed and in progress.................................  $163,703   $122,935
  Retentions................................................    87,080     72,883
                                                              --------   --------
                                                               250,783    195,818
                                                              ========   ========
Construction material sales.................................    21,963     22,874
Other.......................................................     6,700      4,463
                                                              --------   --------
                                                               279,446    223,155
Less allowance for doubtful accounts........................     1,762      1,781
                                                              --------   --------
                                                              $277,684   $221,374
                                                              ========   ========

     Accounts receivable includes amounts billed and billable for public and private contracts. The balances billed but not paid by customers pursuant to retainage provisions in construction contracts generally become due upon completion of the contracts and acceptance by the owners. Retainage amounts at December 31, 2001 are expected to be collected as follows: $82,128 in 2002, $4,502 in 2003, $279 in 2004 and $171 in 2005 and thereafter.

     Included in the Company's costs and estimated earnings in excess of billings at December 31, 2001 is approximately $17.9 million related to claims and unexecuted change orders acquired from Halmar Builders of New York, Inc. (Note 16) that the Company believes are probable of collection during 2002.

5.  EQUITY IN CONSTRUCTION JOINT VENTURES

     The Company participates in various construction joint venture partnerships. Generally, each construction joint venture is formed to accomplish a specific project, is jointly controlled by the joint venture partners and is dissolved upon completion of the project. The joint venture agreements typically provide that the interests of the Company in any profits and assets, and its respective shares in any losses and liabilities that

                       GRANITE CONSTRUCTION INCORPORATED
may result from the performance of the contract are limited to the Company's stated percentage interest in the project. Although the venture's contract with the project owner typically requires joint and several liability, the Company's agreements with its joint venture partners provide that each party will assume and pay its full proportionate share of any losses resulting from a project. The Company has no significant commitments beyond completion of the contract. The Company's share of equity in these ventures ranges from 15% - 65% the most significant of which include a 65% share of a highway project in Tempe, Arizona, a 60% share in a rapid transit project in New York, New York, a 57% share of a light rail project in Minneapolis, Minnesota and a 60% share of a bridge construction project in Panama City, Florida.

     The combined assets, liabilities and net assets of these ventures are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Assets:
  Total.....................................................  $218,282   $165,361
  Less other venturers' interest............................   119,189    116,988
                                                              --------   --------
  Company's interest........................................    99,093     48,373
                                                              --------   --------
Liabilities:
  Total.....................................................   148,386     80,788
  Less other venturers' interest............................    72,366     57,566
                                                              --------   --------
  Company's interest........................................    76,020     23,222
                                                              --------   --------
Company's interest in net assets............................  $ 23,073   $ 25,151
                                                              ========   ========

     The revenue and costs of revenue of construction joint ventures are as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
Revenue:
  Total..............................................  $302,899   $463,634   $646,277
  Less other venturers' interest.....................   170,445    328,612    469,350
                                                       --------   --------   --------
  Company's interest.................................   132,454    135,022    176,927
                                                       --------   --------   --------
Cost of Revenue:
  Total..............................................   287,002    413,512    575,432
  Less other venturers' interest.....................   158,045    294,304    418,628
                                                       --------   --------   --------
  Company's interest.................................   128,957    119,208    156,804
                                                       --------   --------   --------
                                                       $  3,497   $ 15,814   $ 20,123
                                                       ========   ========   ========

6.  INVESTMENTS IN AFFILIATES

     The Company has investments in affiliates that are accounted for on the equity method. The most significant of these investments is a 48% interest in Wilder Construction Company ("Wilder"), a 27% interest in T.I.C. Holdings, Incorporated ("TIC"), a 50% interest in a limited liability company which owns and operates an asphalt terminal in Nevada and a 22.2% limited partnership interest in a partnership which constructed and operates a private toll road. During 2001 the Company made advances to the asphalt terminal limited liability company of which $3,100 remained outstanding at December 31, 2001. The Company had a

                       GRANITE CONSTRUCTION INCORPORATED
commitment supported by a letter of credit of $2,755 at December 31, 2001 related to its limited partnership interest in the private toll road.

     During the years ended December 31, 2001 and 2000, the Company made investments of $4,554 and $14,841, respectively, in the common stock of Wilder. Wilder is a heavy-civil construction company with regional offices in Washington, Oregon and Alaska. The purchase agreement provides for the Company to increase its ownership in Wilder to between 51% and 60% in 2002 and to 75% in 2004.

     In April 2000, the Company finalized an agreement with TIC to sell its minority interest back to TIC over a three and one half-year period. Under the agreement, TIC will have the opportunity to repurchase shares earlier based on an agreed formula. On June 5, 2000, TIC repurchased 478,012 TIC common shares held by the Company. The Company received $5.0 million in proceeds from the transaction and recognized a gain of $600. At December 31, 2001 the Company held 2,093,248 shares of TIC common stock.

     Differences between the carrying amount of the Company's investments and the underlying equity in net assets, which approximate $9,600 at December 31, 2001 of which $7,200 is being amortized over an estimated useful life of 10 years. The summarized financial information below represents an aggregation of the Company's investments in affiliates:

                                                         YEARS ENDED DECEMBER 31,
                                                    ----------------------------------
                                                       2001         2000        1999
                                                    ----------   ----------   --------
Balance sheet data:
  Assets..........................................  $  634,857   $  470,239   $347,721
  Liabilities.....................................     553,329      399,199    305,542
  Net assets......................................      81,528       71,040     42,179
                                                    ----------   ----------   --------
Company's equity investment in affiliates.........      50,094       40,052     23,139
                                                    ----------   ----------   --------
Earnings data:
  Revenue.........................................   1,311,001    1,173,716    767,754
  Gross profit....................................     108,398       77,874     33,628
  Earnings (loss) before taxes....................      30,428       10,110    (12,426)
  Net income (loss)...............................      11,910        1,214    (18,655)
                                                    ----------   ----------   --------
Company's equity in earnings (loss)...............  $    5,289   $       57   $ (5,292)
                                                    ==========   ==========   ========

7.  PROPERTY AND EQUIPMENT

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Land........................................................  $ 38,107   $ 38,113
Quarry property.............................................    44,177     45,080
Buildings and leasehold improvements........................    44,039     38,753
Equipment and vehicles......................................   550,423    508,976
Office furniture and equipment..............................     9,180      8,597
                                                              --------   --------
                                                               685,926    639,519
Less accumulated depreciation, depletion and amortization...   423,503    390,442
                                                              --------   --------
                                                              $262,423   $249,077
                                                              ========   ========

                       GRANITE CONSTRUCTION INCORPORATED

8.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Payroll and related employee benefits.......................  $38,526   $41,069
Accrued insurance...........................................   26,302    24,200
Other.......................................................   21,055    17,655
                                                              -------   -------
                                                              $85,883   $82,924
                                                              =======   =======

9.  LONG-TERM DEBT AND CREDIT ARRANGEMENTS

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2001      2000
                                                              --------   -------
Senior notes payable........................................  $135,000   $60,000
Other notes payable.........................................     4,505     5,021
                                                              --------   -------
                                                               139,505    65,021
Less current maturities.....................................     8,114     1,130
                                                              --------   -------
                                                              $131,391   $63,891
                                                              ========   =======

     The aggregate minimum principal maturities of long-term debt for each of the five years following December 31, 2001 are as follows: 2002 - $8,114; 2003 - $8,796; 2004 - $6,877; 2005 - $15,234; 2006 - $15,239; and beyond
2006 - $85,245.

     The Company has a bank revolving line of credit of $60,000, which allows for unsecured borrowings for up to three years through June 29, 2004, with interest rate options. Outstanding borrowings under the revolving line of credit are at the LIBOR interest rate plus margin (1.87% and 1.38%, respectively at December 31, 2001) with principal payable semiannually beginning December 2001 through June 2006 and interest payable quarterly. There were no amounts outstanding at December 31, 2001.

     The Company has standby letters of credit totaling approximately $14,346 outstanding at December 31, 2001 of which $11,591 reduces the amount available under the revolving line of credit and $2,755 supports the commitment by the Company related to its investment in a limited partnership. The unused and available portion of the line of credit at December 31, 2001 was $48,409.

     Senior Notes Payable in the amount of $60,000 are due to a group of institutional holders. The notes are due in nine equal annual installments beginning in 2002 and bear interest at 6.54% per annum. Additional Senior Notes Payable in the amount of $75,000 are due to a group of institutional holders. The notes are due in nine equal annual installments beginning in 2005 and bear interest at 6.96% per annum.

     Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Senior Notes Payable was approximately $132,700 as of December 31, 2001 and $57,300 as of December 31, 2000.

     Restrictive covenants under the terms of debt agreements include the maintenance of certain levels of working capital and cash flow. Other covenants prohibit capital expenditures in excess of specified limits and require the maintenance of tangible net worth (as defined) of approximately $306,643. The Company is in compliance with these covenants at December 31, 2001.

     Other notes payable are comprised primarily of notes incurred in connection with the purchase of property and equipment, and other assets. These notes are collateralized by the assets purchased and bear interest at 6.5% to 8.8% per annum with principal and interest payable in installments through 2007.

                       GRANITE CONSTRUCTION INCORPORATED

10.  EMPLOYEE BENEFIT PLANS

     Employee Stock Ownership Plan: The Company's Employee Stock Ownership Plan ("ESOP") covers all employees not included in collective bargaining agreements. As of December 31, 2001, the ESOP owned 9,111,344 shares of the Company's common stock. Dividends on shares held by the ESOP are charged to retained earnings and all shares held by the ESOP are treated as outstanding in computing the Company's earnings per share.

     Contributions to the ESOP are discretionary and comprise shares of the Company's stock that were purchased on the market and immediately contributed to the plan. Compensation cost is measured as the cost to purchase the shares (market value on the date of purchase and contribution). Contribution expense for the years ended December 31, 2001 2000 and 1999 was $1,989, $632 and $1,769, respectively.

     Profit Sharing and 401k Plan: The plan is a defined contribution plan covering all employees not included in collective bargaining agreements. Each employee can elect to have up to 10% of gross pay contributed to the 401K plan on a before-tax basis. The plan allows for Company matching and additional contributions at the discretion of the Board of Directors.

     Company contributions to the Profit Sharing and 401k Plan for the years ended December 31, 2001, 2000 and 1999 were $5,005, $5,021 and $3,414, respectively. Included in the contributions were 401k matching contributions of $3,872, $2,990 and $2,762, respectively.

     Other: Two of the Company's wholly owned subsidiaries, Granite Construction Company and Granite Halmar Construction Company, Inc., also contribute to various multi-employer pension plans on behalf of union employees. Contributions to these plans for the years ended December 31, 2001, 2000 and 1999 were approximately $16,537, $14,532 and $14,435, respectively.

11.  STOCKHOLDERS' EQUITY

     1999 Equity Incentive Plan: On May 24, 1999, the Company's stockholders approved the 1999 Equity Incentive Plan (the "Plan"), which replaced the Company's 1990 Omnibus Stock and Incentive Plan (the "1990 Plan"). The Plan provides for the grant of restricted common stock, incentive and nonqualified stock options, performance units and performance shares to employees and awards to the Company's Board of Directors in the form of stock units or stock options ("Director Options"). A total of 3,750,000 shares of the Company's common stock have been reserved for issuance under the Plan. The exercise price for incentive and nonqualified stock options granted under the Plan may not be less than 100% and 85%, respectively, of the fair market value at the date of the grant. Options granted will be exercisable at such times and be subject to such restrictions and conditions as determined by the compensation committee, but no option shall be exercisable later than ten years from the date of grant. Restricted common stock is issued for services to be rendered and may not be sold, transferred or pledged for such period as determined by the compensation committee.

     Restricted shares outstanding at December 31, 2001 were 1,260,560 shares. Restricted stock compensation cost is measured at the stock's fair value on the date of grant. The compensation cost is recognized ratably over the vesting period -- generally three to five years. Restricted shares generally become fully vested when a holder reaches age 62. An employee may not sell or otherwise transfer unvested shares and, in the event that an employee terminates his or her employment prior to the end of the vesting period, any unvested shares are surrendered to the Company. The Company has no obligation to repurchase restricted stock. Compensation

                       GRANITE CONSTRUCTION INCORPORATED
expense related to restricted shares for the years ended December 31, 2001, 2000 and 1999 was $4,973, $5,901 and $4,834, respectively.

          Stock options granted under the 1990 Plan, all of which were granted in 1990 expired in 2000. All options were granted, cancelled and exercised at $5.04 per share. Stock option transactions under the 1990 Plan during 2000 and 1999 are summarized as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Options outstanding, beginning of year......................   80,063   105,938
Options exercised...........................................  (80,063)  (25,875)
Options forfeited...........................................       --        --
                                                              -------   -------
Options outstanding, end of year............................       --    80,063
                                                              =======   =======

          The Company granted Director Options under the Plan to purchase shares of the Company's stock for the years ended December 31, 2001 and 2000 at a weighted average exercise price of $11.91 in 2001, $8.54 in 2000 and $6.90 in 1999. The options are immediately exercisable and 40,187 shares remain outstanding at December 31, 2001. Director's option transactions are summarized as follows:

                                                                   DECEMBER 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
Options outstanding, beginning of year.....................  24,438   11,051       --
Options granted............................................  15,749   17,479   11,051
Options exercised..........................................      --   (4,092)      --
                                                             ------   ------   ------
Options outstanding, end of year...........................  40,187   24,438   11,051
                                                             ======   ======   ======

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). All of the options were granted at prices less than fair market value. Accordingly, compensation cost for the options granted in 2001, 2000 and 1999 was recognized to the extent the fair market value exceeded the exercise price.

     The fair value of each option grant was estimated at the grant date using a Black-Scholes option-pricing model with the following assumptions:

                                                2001          2000          1999
                                             -----------   -----------   -----------
Dividend yield.............................  1.25%-1.41%   1.59%-1.90%   1.53%-2.17%
Volatility.................................        41.5%         39.0%         33.8%
Risk free interest rates...................    4.6%-5.4%     5.1%-6.2%     5.9%-6.5%
Expected life..............................     10 years      10 years      10 years
                                             ===========   ===========   ===========

          Based on these assumptions, the aggregate fair value and weighted average fair value per share of options granted in 2001, 2000 and 1999 was as follows:

                                                               2001     2000    1999
                                                              ------   ------   -----
Aggregate fair value........................................  $  252   $  185   $  90
Weighted average fair value per share.......................  $16.01   $10.60   $8.19
                                                              ======   ======   =====

          The Company recognized $188, $150 and $78 of compensation expense related to grants of stock options in 2001, 2000 and 1999, respectively. Had compensation expense been determined based upon fair values at the grant date in accordance with SFAS 123, the Company's net earnings would have been

                       GRANITE CONSTRUCTION INCORPORATED
     reduced to the pro forma amount indicated below, however the Company's earnings per share would be unchanged.

PRO FORMA NET INCOME                                       2001      2000      1999
--------------------                                      -------   -------   -------
Net income as reported..................................  $50,528   $55,815   $52,916
Pro forma net income....................................  $50,464   $55,780   $52,904

          The options outstanding and exercisable by exercise price under the Plan at December 31, 2001 are as follows:

                                                                             WEIGHTED
                                                                              AVERAGE
                                                                OPTIONS      REMAINING
                                                              OUTSTANDING   CONTRACTUAL
                                                                  AND          LIFE
RANGE OF EXERCISE PRICES                                      EXERCISABLE     (YEARS)
------------------------                                      -----------   -----------
$5.00-$7.00.................................................     5,209         7.72
$7.01-$9.00.................................................    15,633         8.27
$9.01-$11.00................................................     6,613         9.11
$11.01-$13.00...............................................    12,732         9.74
                                                                ------         ----
                                                                40,187         8.81
                                                                ======         ====

     Dividend Reinvestment and Stock Purchase Plan: During 2001 the Company adopted a Dividend Reinvestment and Stock Purchase Plan (the "DRP Plan") under which 4,500,000 shares of common stock are authorized for purchase. The DRP Plan offers participation to record holders of common stock or other interested investors. Under the DRP Plan, participants may buy additional shares of common stock by automatically reinvesting all or a portion of the cash dividends paid on their shares of common stock or by making optional cash investments.

     Other: The Company has issued warrants to purchase 675,000 shares of its common stock at an exercise price of $8.91 per share. The warrants expire on July 25, 2002. As of December 31, 2001 there were 322,950 warrants outstanding.

                       GRANITE CONSTRUCTION INCORPORATED

12.  EARNINGS PER SHARE

     A reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows (in thousands, except per share data):

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
NUMERATOR -- BASIC AND DILUTED EARNINGS PER SHARE
     Net income.............................................  $50,528   $55,815   $52,916
                                                              =======   =======   =======
DENOMINATOR -- BASIC EARNINGS PER SHARE
     Common stock outstanding...............................   41,041    40,932    40,739
     Less restricted stock outstanding......................    1,247     1,348     1,652
                                                              -------   -------   -------
     TOTAL..................................................   39,794    39,584    39,087
                                                              -------   -------   -------
Basic earnings per share....................................  $  1.27   $  1.41   $  1.35
                                                              =======   =======   =======
DENOMINATOR -- DILUTED EARNINGS PER SHARE
     Denominator -- Basic earnings per share................   39,794    39,584    39,087
     Effect of dilutive securities:
       Warrants.............................................      205       147       285
       Common stock options.................................       18        12        62
       Restricted stock.....................................      694       666     1,011
                                                              -------   -------   -------
     TOTAL..................................................   40,711    40,409    40,445
                                                              -------   -------   -------
Diluted earnings per share..................................  $  1.24   $  1.38   $  1.31
                                                              =======   =======   =======

13.  INCOME TAXES

     Provision for income taxes:

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
Federal:
  Current...................................................  $20,762   $28,998   $26,823
  Deferred..................................................    4,890     1,989       905
                                                              -------   -------   -------
                                                               25,652    30,987    27,728
                                                              -------   -------   -------
State:
  Current...................................................    4,542     5,812     5,260
  Deferred..................................................      775       256       139
                                                              -------   -------   -------
                                                                5,317     6,068     5,399
                                                              -------   -------   -------
                                                              $30,969   $37,055   $33,127
                                                              =======   =======   =======

                       GRANITE CONSTRUCTION INCORPORATED

     Reconciliation of statutory to effective tax rate:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              2001      2000      1999
                                                              -----     -----     -----
Federal statutory tax rate..................................  35.0%     35.0%     35.0%
State taxes, net of federal tax benefit.....................   4.2       4.2       4.1
Percentage depletion deduction..............................  (2.6)     (1.7)     (1.5)
Other.......................................................   1.4       2.4       0.9
                                                              ----      ----      ----
                                                              38.0%     39.9%     38.5%
                                                              ====      ====      ====

DEFERRED TAX ASSETS AND LIABILITIES:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Deferred tax assets:
  Accounts receivable.......................................  $  1,802   $  1,606
  Inventory.................................................     2,430      2,149
  Property and equipment....................................     2,249      2,243
  Insurance accruals........................................     8,308      8,674
  Deferred compensation.....................................     3,587      2,699
  Other accrued liabilities.................................     5,417      5,517
  Other.....................................................       280        172
                                                              --------   --------
                                                                24,073     23,060
                                                              --------   --------
Deferred tax liabilities:
  Property and equipment....................................    30,681     30,957
  Contract recognition......................................     5,331      2,348
  TIC basis difference......................................     2,968      4,107
  Other.....................................................     3,170      1,331
                                                              --------   --------
                                                                42,150     38,743
                                                              --------   --------
                                                              $(18,077)  $(15,683)
                                                              ========   ========

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

                       GRANITE CONSTRUCTION INCORPORATED

14.  LEASES

     Minimum rental commitments under all noncancellable operating leases, primarily quarry property and construction equipment, in effect at December 31, 2001 were:

YEARS ENDING DECEMBER 31,
-------------------------
2002........................................................   $ 4,474
2003........................................................     3,503
2004........................................................     2,155
2005........................................................     1,534
2006........................................................     1,077
Later years (through 2016)..................................     2,226
                                                               -------
Total minimum rental commitment.............................   $14,969
                                                               =======

     Operating lease rental expense was $4,964 in 2001, $5,455 in 2000, and $4,726 in 1999.

15.  BUSINESS SEGMENT INFORMATION

     The Company has two reportable segments: the Branch Division and the Heavy Construction Division ("HCD"). The Branch Division is comprised of branch offices that serve local markets, while HCD pursues major infrastructure projects throughout the nation. HCD focuses on building larger heavy civil projects with contract durations greater than two years, while the Branch Division projects are typically smaller in size and shorter in duration. HCD has been the primary participant in the Company's construction joint ventures. Substantially all of the revenue from these joint ventures is included in HCD's revenues from external customers (Note 5).

                       GRANITE CONSTRUCTION INCORPORATED

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1). The Company evaluates performance based on operating profit or loss which does not include income taxes, interest income, interest expense or other income (expense).

           INFORMATION ABOUT PROFIT AND ASSETS                HCD        BRANCH       TOTAL
           -----------------------------------              --------   ----------   ----------
2001
     Revenues from external customers.....................  $479,105   $1,068,889   $1,547,994
     Intersegment revenue transfer........................   (14,837)      14,837           --
                                                            --------   ----------   ----------
     Net revenue..........................................   464,268    1,083,726    1,547,994
     Depreciation and amortization........................    10,445       33,754       44,199
     Operating income.....................................    (2,761)     106,316      103,555
     Property and equipment...............................    45,539      198,803      244,342
2000
     Revenues from external customers.....................  $352,825   $  995,500   $1,348,325
     Intersegment revenue transfer........................   (15,412)      15,412           --
                                                            --------   ----------   ----------
     Net revenue..........................................   337,413    1,010,912    1,348,325
     Depreciation and amortization........................     7,670       31,885       39,555
     Operating income.....................................    33,775       87,769      121,544
     Property and equipment...............................    33,830      194,810      228,640
1999
     Revenues from external customers.....................  $373,876   $  954,898   $1,328,774
     Intersegment revenue transfer........................   (21,566)      21,566           --
                                                            --------   ----------   ----------
     Net revenue..........................................   352,310      976,464    1,328,774
     Depreciation and amortization........................     8,068       30,080       38,148
     Operating income.....................................    34,176       83,878      118,054
     Property and equipment...............................    28,759      194,919      223,678

                       GRANITE CONSTRUCTION INCORPORATED

     RECONCILIATION OF SEGMENT PROFIT AND ASSETS TO THE COMPANY'S CONSOLIDATED TOTALS:
     ---------------------------------------------------------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Profit or Loss:
Total profit or loss for reportable segments................  $103,555   $121,544   $118,054
Other income................................................    17,163      7,295      1,781
Unallocated other corporate expenses........................   (39,221)   (35,969)   (33,792)
                                                              --------   --------   --------
  Income before provision for income taxes..................  $ 81,497   $ 92,870   $ 86,043
                                                              ========   ========   ========
Assets:
Total assets for reportable segments........................  $244,342   $228,640
Assets not allocated to segments:
     Cash and cash equivalents..............................   125,174     57,759
     Short-term investments.................................    68,059     42,972
     Deferred income taxes..................................    13,185     15,857
     Other current assets...................................   380,498    295,040
     Property and equipment.................................    18,081     20,437
     Other assets...........................................    80,345     50,437
                                                              --------   --------
  Consolidated total........................................  $929,684   $711,142
                                                              ========   ========

16.  ACQUISITION OF HALMAR BUILDERS OF NEW YORK, INC.

     On July 1, 2001 the Company acquired 100% of the common stock of Halmar Builders of New York, Inc., a Mt. Vernon, New York heavy-civil construction company ("Halmar") for a cash purchase price of approximately $13.0 million ($11.4 million net of cash acquired) and assumption of net liabilities of approximately $7.0 million. The new entity operates under the name Granite Halmar Construction Company, Inc. ("Granite Halmar") as a wholly owned subsidiary of Granite Construction Incorporated. If Granite Halmar achieves certain predetermined financial results over a two-year period, the Company will pay the former Halmar shareholders up to an additional $2.0 million which will be recorded as an adjustment to purchase price by the Company at the time the predetermined financial results have been achieved. The acquisition was accounted for in accordance with SFAS 141, "Business Combinations." The results of operations of Granite Halmar are included in these consolidated financial statements as of July 1, 2001. Included in the Company's other assets is approximately $18.0 million of goodwill and approximately $2.0 million of other intangible assets related to this transaction. Additionally, included in the Company's costs and estimated earnings in excess of billings at December 31, 2001 is approximately $17.9 million related to claims and unexecuted change orders acquired from Halmar that the Company believes are probable of collection during 2002. The acquisition is not considered material, therefore, certain disclosures otherwise required have been omitted.

                       GRANITE CONSTRUCTION INCORPORATED

17.  SUBSEQUENT EVENTS

     Dividend: On January 30, 2002 the Company announced a quarterly cash dividend of $0.08 per common share on the Company's common stock. The dividend is payable April 15, 2002 to stockholders of record on March 29, 2002

     Asset Purchase Agreements: In March 2002 the Company entered into agreements to purchase certain assets and assume certain liabilities and obligations of two materials and construction businesses in California. The agreements require cash payments of approximately $22.0 million plus the value of purchased inventory at the time of close, subject to adjustment as provided in the agreements. Both transactions are expected to close in the second quarter of 2002.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File No. 33-36482 and 33-36485) and Form S-3 (File No. 333-43422) of Granite Construction Incorporated of our report dated February 15, 2002, except Note 17 (Asset Purchase Agreements) as to which the date is March 8, 2002, relating to the financial statements and financial statement schedule, which appears in this Annual Report on Form 10-K. We also consent to the reference to us under the heading "Selected Consolidated Financial Data" in such Annual Report.

                                          PRICEWATERHOUSECOOPERS LLP

San Jose, California
March 28, 2002

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GRANITE CONSTRUCTION INCORPORATED

                                          By:     /s/ WILLIAM E. BARTON
                                            ------------------------------------
                                              [William E. Barton, Senior Vice
                                                President and Chief Financial
                                                           Officer]

Date: March 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 28, 2002 by the following persons in the capacities indicated.




                   /s/ DAVID H. WATTS                        Chairman of the Board, President, Chief
--------------------------------------------------------         Executive Officer and Director
                    [David H. Watts]




                 /s/ WILLIAM E. BARTON                      Senior Vice President and Chief Financial
--------------------------------------------------------   Officer, Principal Accounting and Financial
                  [William E. Barton]                                        Officer




                 /s/ JOSEPH J. BARCLAY                                      Director
--------------------------------------------------------
                  [Joseph J. Barclay]




                 /s/ RICHARD M. BROOKS                                      Director
--------------------------------------------------------
                  [Richard M. Brooks]




                    /s/ LINDA GRIEGO                                        Director
--------------------------------------------------------
                     [Linda Griego]




                   /s/ BRIAN C. KELLY                                       Director
--------------------------------------------------------
                    [Brian C. Kelly]




                /s/ REBECCA A. MCDONALD                                     Director
--------------------------------------------------------
                 [Rebecca A. McDonald]




                  /s/ RAYMOND E. MILES                                      Director
--------------------------------------------------------
                   [Raymond E. Miles]




                 /s/ J. FERNANDO NIEBLA                                     Director
--------------------------------------------------------
                  [J. Fernando Niebla]




                  /s/ GEORGE B. SEARLE                                      Director
--------------------------------------------------------
                   [George B. Searle]

                          INDEX TO FORM 10-K EXHIBITS

EXHIBIT                                                                  PAGE
  NO.                              DESCRIPTION                           NO.
-------                            -----------                           ----
  3.1      Certificate of Incorporation of Granite Construction          (a)
           Incorporated
  3.1.a    Amendment to the Certificate of Incorporation of Granite      (f)
           Construction Incorporated
  3.1.b    Amendment to the Certificate of Incorporation of Granite      (h)
           Construction Incorporated
  3.1.c    Certificate of Correction of Certificate of Incorporation of  (h)
           Granite Construction Incorporated (Effective January 31,
           2001)
  3.1.d    Certificate of Correction of Certificate of Amendment of      (h)
           Granite Construction Incorporated, filed May 23, 2000
           (Effective January 31, 2001)
  3.1.e    Certificate of Correction of Certificate of Incorporation of  (h)
           Granite Construction Incorporated, filed Mary 23, 2000
           (Effective January 31, 2001)
  3.1.f    Amendment to the Certificate of Incorporation of Granite      (i)
           Construction Incorporated (Effective May 25, 2001)
  3.1.g    Certificate of Incorporation of Granite Construction          (i)
           Incorporated as Amended (Effective May 25, 2001)
  3.2      Bylaws of Granite Construction Incorporated (as amended and   (b)
           restated, effective February 27, 1991)
 10.1      Amendment to and Restatement of the Granite Construction      (f)
           Incorporated Employee Stock Ownership Plan adopted November
           16, 1998 and effective January 1, 1998
 10.1.a    Amendment 1 to the Granite Construction Incorporated           --
           Employee Stock Ownership Plan dated February 11, 2002
 10.1.b    Granite Construction Incorporated Employee Stock Ownership    (b)
           Trust Agreement
 10.1.c    Amendment 1 to the Granite Construction Incorporated          (c)
           Employee Stock Ownership Plan Trust Agreement adopted
           December 19, 1995, effective January 1, 1996
 10.2      Granite Construction Profit Sharing and 401(k) Plan as         --
           Amended and Restated Effective January 1, 2001
 10.3      Credit Agreement dated and effective June 30, 1997            (e)
 10.3.a    First Amendment to the Credit Agreement entered into January  (e)
           16, 1998
 10.3.b    Second Amendment to the Credit Agreement entered into June    (f)
           30, 1998
 10.3.c    Third Amendment to the Credit Agreement entered into June     (g)
           30, 1999
 10.4      Credit Agreement dated and effective June 29, 2001            (i)
 10.5      Continuing Guaranty Agreement from the Subsidiaries of        (i)
           Granite Construction Incorporated as Guarantors of financial accommodations pursuant to the terms of the Credit Agreement dated June 29, 2001
 10.6      Form of Director and Officer Indemnification Agreement        (a)
 10.7      Form of Executive Officer Employment Agreement                (a)
 10.8      Amendment to and Restatement of the Granite Construction      (f)
           Incorporated Key Management Deferred Compensation Plan
           adopted and effective January 1, 1998
 10.8.a    Amendment 1 to Granite Construction Incorporated Key          (g)
           Management Deferred Compensation Plan dated April 23, 1999
 10.9      Amendment to and Restatement of the Granite Construction      (f)
           Incorporated Key Management Deferred Incentive Compensation
           Plan adopted and effective January 1, 1998
 10.9.a    Amendment 1 to Granite Construction Incorporated Key          (g)
           Management Deferred Incentive Compensation Plan dated April
           23, 1999
 10.9.b    Amendment 2 to Granite Construction Incorporated Key           --
           Management Deferred Incentive Compensation Plan dated
           November 1, 2001
 10.10     Note Purchase Agreement between Granite Construction          (i)
           Incorporated and certain purchasers dated May 1, 2001

EXHIBIT                                                                  PAGE
  NO.                              DESCRIPTION                           NO.
-------                            -----------                           ----
 10.11     Subsidiary Guaranty Agreement from the Subsidiaries of        (i)
           Granite Construction Incorporated as Guarantors of the
           Guaranty of Notes and Note Agreement and the Guaranty of
           Payment and Performance dated May 1, 2001
 10.12     Amended and Restated Note Purchase Agreement between Granite   --
           Construction Incorporated and certain purchasers dated
           November 1, 2001
 10.13     Subsidiary Guaranty Agreement from the Subsidiaries of        (f)
           Granite Construction Incorporated as Guarantors of the
           Guaranty of Notes and Note Agreement and the Guaranty of
           Payment and Performance dated March 1, 1998
10.13.a    Subsidiary Guaranty Supplement November 15, 2001               --
 10.14     Granite Construction Incorporated 1999 Equity Incentive Plan  (g)
 21.1      List of Subsidiaries of Granite Construction Incorporated     (g)
 24.1      Consent of PricewaterhouseCoopers LLP is contained on page
           26 of this Report.

---------------

(a) Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (No. 33-33795).

(b) Incorporated by reference to the exhibits filed with the Company's Form 10-K for the year ended December 31, 1991.

(c) Incorporated by reference to the exhibits filed with the Company's 10-K for the year ended December 31, 1995.

(d) Incorporated by reference to the exhibits filed with the Company's 10-K for the year ended December 31, 1996.

(e) Incorporated by reference to the exhibits filed with the Company's 10-K for the year ended December 31, 1997.

(f) Incorporated by reference to the exhibits filed with the Company's 10-K for the year ended December 31, 1998.

(g) Incorporated by reference to the exhibits filed with the Company's 10-K for the year ended December 31, 1999.

(h) Incorporated by reference to the exhibits filed with the Company's 10-K for the year ended December 31, 2000.

(i) Incorporated by reference to the exhibits filed with the Company's 10-Q for the quarter ended June 30, 2001.

                                                                     SCHEDULE II

                       GRANITE CONSTRUCTION INCORPORATED

                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                                           ADDITIONS
                                        BALANCE AT   ----------------------    ADJUSTMENTS
                                        BEGINNING    BAD DEBT                      AND        BALANCE AT
DESCRIPTION                              OF YEAR     EXPENSE    COLLECTIONS   DEDUCTIONS(1)   END OF YEAR
-----------                             ----------   --------   -----------   -------------   -----------
                                                                 (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2001
  Allowance for doubtful accounts.....    $1,781      $1,654      $2,195         $(3,868)       $1,762
                                          ======      ======      ======         =======        ======
  Allowance for notes receivable......    $   68      $   --      $   --         $    --        $   68
                                          ======      ======      ======         =======        ======
YEAR ENDED DECEMBER 31, 2000
  Allowance for doubtful accounts.....    $1,224      $1,165      $1,617         $(2,225)       $1,781
                                          ======      ======      ======         =======        ======
  Allowance for notes receivable......    $   68      $   --      $   --         $    --        $   68
                                          ======      ======      ======         =======        ======
YEAR ENDED DECEMBER 31, 1999
  Allowance for doubtful accounts.....    $  699      $  997      $1,516         $(1,988)       $1,224
                                          ======      ======      ======         =======        ======
  Allowance for notes receivable......    $   68      $   --      $   --         $    --        $   68
                                          ======      ======      ======         =======        ======

---------------

(1) Accounts deemed to be uncollectible