Form 10-Q
period 2002-03-31
GRANITE CONSTRUCTION INC
filed 2002-05-15
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one) (X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2002

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ___________

Commission File No. 1-12911

GRANITE CONSTRUCTION INCORPORATED

State of Incorporation:	I.R.S. Employer Identification Number:
Delaware	77-0239383

Corporate Administration:

585 W. Beach Street
Watsonville, California 95076
(831) 724-1011

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2002.

Class	Outstanding

Common Stock, $0.01 par value	41,282,879 shares

GRANITE CONSTRUCTION INCORPORATED

Index

		Page

PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets
	as of March 31, 2002 and December 31, 2001	4
	Condensed Consolidated Statements of Income (Loss)
	for the Three Months Ended March 31, 2002 and 2001	5
	Condensed Consolidated Statements of Cash Flows
	for the Three Months Ended March 31, 2002 and 2001	6
	Notes to the Condensed Consolidated Financial Statements	7-10
Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	11-16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
PART II	OTHER INFORMATION	18
Item 1.	Legal Proceedings	19
Item 2.	Changes in Securities	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits and Reports on Form 8-K	19

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

Granite Construction Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2002	2001

	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$102,277	$125,174
Short-term investments	62,400	68,059
Accounts receivable	231,769	277,684
Costs and estimated earnings in excess of billings	41,269	49,121
Inventories	21,323	19,746
Deferred income taxes	13,173	13,185
Equity in construction joint ventures	19,578	23,073
Other current assets	15,922	10,874

Total current assets	507,711	586,916

Property and equipment	261,623	262,423

Investments in affiliates	50,601	50,094

Other assets	29,793	30,251

	$849,728	$929,684

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$8,083	$8,114
Accounts payable	93,714	129,515
Billings in excess of costs and estimated earnings	99,758	114,991
Accrued expenses and other current liabilities	66,385	85,883

Total current liabilities	267,940	338,503

Long-term debt	124,633	131,391

Other long-term liabilities	12,958	10,026

Deferred income taxes	31,262	31,262

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 41,282,948 shares in 2002 and 41,089,487 in 2001	413	411
Additional paid-in capital	67,301	62,380
Retained earnings	362,601	367,546
Accumulated other comprehensive loss	(420)	(440)

	429,895	429,897
Unearned compensation	(16,960)	(11,395)

	412,935	418,502

	$849,728	$929,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited - in thousands, except per share data)

Three Months Ended March 31,	2002	2001

Revenue:
Construction	$237,862	$197,947
Material sales	31,283	29,668

Total revenue	269,145	227,615

Cost of revenue:
Construction	215,235	178,634
Material sales	26,998	26,725

Total cost of revenue	242,233	205,359

Gross Profit	26,912	22,256
General and administrative expenses	30,455	24,444

Operating loss	(3,543)	(2,188)

Other income (expense):
Interest income	1,990	2,831
Interest expense	(1,645)	(1,562)
Gain on sales of property and equipment	216	4,291
Other, net	354	(844)

	915	4,716

Income (loss) before income taxes	(2,628)	2,528
Provision for (benefit from) income taxes	(985)	961

Net income (loss)	$(1,643)	$1,567

Net income (loss) per share
Basic	$(0.04)	$0.04
Diluted	$(0.04)	$0.04
Weighted average shares of common stock
Basic	39,920	39,707
Diluted	39,920	40,476
Dividends per share	$0.08	$0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

Three Months Ended March 31,	2002	2001

Operating Activities
Net income (loss)	$(1,643)	$1,567
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	12,948	11,349
Gain on sales of property and equipment	(216)	(4,291)
Increase in deferred income taxes	—	(99)
Amortization of unearned compensation	1,457	1,313
Equity in (income) loss of affiliates	(522)	1,597
Changes in assets and liabilities:
Accounts and notes receivable	46,226	40,297
Inventories	(1,577)	(4,321)
Equity in construction joint ventures	3,495	364
Other assets	(5,076)	(773)
Accounts payable	(35,801)	(15,411)
Billings in excess of costs and estimated earnings, net	(7,381)	(10,832)
Accrued expenses and other liabilities	(14,548)	(17,553)

Net cash (used) provided by operating activities	(2,638)	3,207

Investing Activities
Purchases of short-term investments	(89,716)	(27,529)
Maturities of short-term investments	95,407	38,735
Additions to property and equipment	(12,099)	(23,336)
Proceeds from sales of property and equipment	530	2,934
Investment in affiliates	—	(6,035)
Other investing activities	(173)	1,563

Net cash used by investing activities	(6,051)	(13,668)

Financing Activities
Repayments of long-term debt	(6,789)	(42)
Repurchase of common stock and other	(4,131)	(1,508)
Dividends paid	(3,288)	(2,725)

Net cash used by financing activities	(14,208)	(4,275)

Decrease in cash and cash equivalents	(22,897)	(14,736)
Cash and cash equivalents at beginning of period	125,174	57,759

Cash and cash equivalents at end of period	$102,277	$43,023

Supplementary Information
Cash paid during the period for:
Interest	$2,248	$1,854
Income taxes	502	1,283
Non-cash investing and financing activity:
Restricted stock issued for services	$7,022	$7,074
Dividends accrued but not paid	3,303	3,288
Undisbursed escrow funds available	—	7,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1.	Basis of Presentation: The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position at March 31, 2002 and the results of operations and cash flows for the periods presented. The December 31, 2001 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

2.	Newly Effective and Recently Issued Accounting Pronouncements: In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 became effective on January 1, 2002 and requires that goodwill and intangible assets with indefinite lives no longer be amortized but rather reviewed at least annually for impairment. At March 31, 2002 the Company had goodwill of approximately $19.2 million, which substantially relates to its acquisition of Halmar Builders of New York, Inc. in July of 2001 and is primarily included in the Heavy Construction Division operating segment. The Company did not record any significant amortization of goodwill during the quarter ended March 31, 2001. The Company has completed a goodwill impairment review as of the beginning of 2002 and found no impairment. During the first quarter of 2002, no goodwill was acquired, impaired or written off.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes FASB Statement No. 121 and APB 30; however, it retains the requirement of APB 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sales, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 also addresses financial reporting for the impairment of certain long-lived assets to be disposed of. SFAS 144 became effective on January 1, 2002 and did not have a material effect on the Company’s financial position, results of operations or cash flows.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset’s retirement costs are to be capitalized as part of the asset’s carrying amount and subsequently allocated to expense over the asset’s useful life. The Company is in the process of assessing the impact, if any, of SFAS 143 to the financial position or results of operations of the Company.

3.	Inventories: Inventories consist primarily of quarry products valued at the lower of average cost or market.

4.	Property and Equipment:

	March 31, 2002	December 31, 2001
	(Unaudited)

Land	$38,234	$38,107
Quarry property	44,178	44,177
Buildings and leasehold improvements	44,997	44,039
Equipment and vehicles	558,728	550,423
Office furniture and equipment	9,583	9,180

	695,720	685,926
Less accumulated depreciation, depletion and amortization	434,097	423,503

	$261,623	$262,423

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

5.	Earnings Per Share:

	Three Months Ended
	March 31,

In thousands, except per share data	2002	2001

Numerator – Basic and Diluted Earnings Per Share
Net Income (Loss)	$(1,643)	$1,567

Denominator – Basic Earnings Per Share
Weighted average common stock outstanding	41,153	40,861
Less weighted average restricted stock outstanding	1,233	1,154

Total	39,920	39,707

Basic Earnings (Loss) Per Share	$(0.04)	$0.04

Denominator – Diluted Earnings Per Share
Denominator – Basic Earnings per Share	39,920	39,707
Effect of Dilutive Securities:
Common stock options	—	16
Warrants	—	189
Restricted stock	—	564

Total	39,920	40,476

Diluted Earnings (Loss) Per Share	$(0.04)	$0.04

Common stock options, warrants and common stock equivalents representing 714 shares have been excluded from the calculation of diluted earnings per share for the quarter ended March 31, 2002 because their effects are anti-dilutive.

6.	Comprehensive Income (Loss): The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended
	March 31,

	2002	2001

Net Income (Loss)	$(1,643)	$1,567
Other comprehensive income (loss):
Changes in net unrealized losses on investments	20	(157)

Total Comprehensive Income (Loss)	$(1,623)	$1,410

7.	Commitments and Contingencies:

Disclosure of Significant Estimates – Litigation: The Company is a party to a number of legal proceedings and believes that the nature and number of these proceedings are typical for a construction firm of its size and scope and that none of these proceedings is material to the Company’s financial position, results of operations or cash flows. The Company’s litigation typically involves claims regarding public liability or contract related issues.

8.	Business Segment Information:

The Company has two reportable segments: the Branch Division and the Heavy Construction Division (“HCD”). The Branch Division is comprised of branch offices that serve local markets, while HCD pursues major infrastructure projects throughout the nation. HCD focuses on building larger heavy-civil projects with contract durations that are frequently greater than two years, while the Branch Division projects are typically smaller in size and shorter in duration. HCD has been the primary participant in the Company’s construction joint ventures.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained herein and in the Company’s 2001 Form 10-K. The Company evaluates performance based on operating profit or loss, which does not include income taxes, interest income, interest expense or other income (expense).

Information about Profit and Assets:
Three Months Ended March 31,		HCD	Branch	Total

2002
	Revenues from external customers	$123,388	$145,757	$269,145
	Inter-segment revenue transfer	(5,273)	5,273	—

	Net revenue	118,115	151,030	269,145
	Depreciation and amortization	2,808	8,145	10,953
	Operating profit (loss)	(870)	6,068	5,198
	Property and equipment	40,373	199,489	239,862

2001
	Revenues from external customers	$77,711	$149,904	$227,615
	Inter-segment revenue transfer	(1,733)	1,733	—

	Net revenue	75,978	151,637	227,615
	Depreciation and amortization	2,165	7,934	10,099
	Operating profit (loss)	(99)	5,879	5,780
	Property and equipment	36,604	203,411	240,015

Reconciliation of Segment Profit to the Company’s Consolidated Totals:
Three Months Ended March 31,	2002	2001

Profit:
Total profit for reportable segments	$5,198	$5,780
Other income	915	4,716
Unallocated other corporate expenses	(8,741)	(7,968)

Income (Loss) before income taxes	$(2,628)	$2,528

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

9.	Subsequent Events: On April 30, 2002, the Company purchased an additional 698,483 shares of Wilder Construction Company (“Wilder”) common stock for a purchase price of approximately $7.9 million. As a result, the Company became the majority shareholder with a 59% interest in Wilder. At April 30, 2002, the Company held 2,648,229 shares of Wilder stock.

Also on April 30, 2002, the Company completed the purchase of certain assets, primarily construction materials, plant facilities and aggregate reserves, of a materials and construction business in Northern California for a total purchase price of approximately $8.0 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Disclosure:

This report contains forward-looking statements; such as statements related to the impact of government regulations on the Company’s operations, the existence of bidding opportunities and the impact of legislation availability of highway funds and economic conditions on the Company’s future results. Additionally, forward-looking statements include statements that can be identified by the use of forward-looking terminology such as “believes,” “expects,” “appears,” “may,” “will,” “should,” or “anticipates” or the negative thereof or comparable terminology, or by discussions of strategy.

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

Results of Operations

     Revenue and Backlog: The following is a breakdown of revenue for the three months ended March 31, 2002 and 2001 by division and market sector:

Revenue	Three Months Ended March 31,

(in millions)	2002	2001	Change

By Division
Branch Division	$151.0	$151.6	$(0.6)
Heavy Construction Division	118.1	76.0	42.1

	$269.1	$227.6	$41.5

By Market Sector
Federal	$11.3	$9.7	$1.6
State	121.2	87.0	34.2
Local	57.3	51.4	5.9

Total public sector	189.8	148.1	41.7
Private sector	48.0	49.8	(1.8)
Aggregate sales	31.3	29.7	1.6

	$269.1	$227.6	$41.5

     Revenue for the first quarter of 2002 increased 18.2% to $269.1 million from $227.6 million in the first quarter of 2001. The increased revenue reflects larger volume in the Company’s Heavy Construction Division (“HCD”) generated from higher backlog at the beginning of 2002, including approximately $20 million in first quarter revenue from the new Granite Halmar location in New York. The Company anticipates that revenue from HCD will make up a higher percentage of the Company’s total revenue for the year ending December 31, 2002 than in prior years due to its high backlog and recent geographic expansion.

     Revenue from the private sector in the first quarter of 2002 was flat compared with the first quarter of 2001 but declined as a percent of total revenue from 21.9% in 2001 to 17.8% in 2002. Although the Company has seen some signs of softening of its private marketplace, particularly in the West, it is still too early in the year to determine what impact, if any, this will have on its results for the year (see “Outlook”).

Backlog by Market Sector	March 31,	December 31,	March 31,

(in millions)	2002	2001	2001

Contracts
Federal	$40.8	$42.5	$67.4
State	668.1	753.0	905.4
Local	515.8	460.6	305.4

Total public sector	1,224.7	1,256.1	1,278.2
Private Sector	114.5	121.1	75.7

	$1,339.2	$1,377.2	$1,353.9

     The Company’s backlog at March 31, 2002 was $1,339.2 million, down $14.7 million, or 1.1% from March 31, 2001, and also decreased $38.0 million, or 2.8%, from December 31, 2001. New awards for the first quarter 2002 totaled $231.2 million versus $461.0 million for the first quarter 2001. The decrease in new awards is largely attributable to the absence of three projects totaling approximately $225.6 million that were awarded in the first quarter of 2001. New awards for the first quarter 2002 included the Company’s $65.4 million share of a design-build joint venture award for the construction of the Largo Extension, an extension of the Blue Line Metrorail (Heavy Rail System) near Washington, D.C.

     Gross Profit: Gross profit as a percent of revenue rose to 10.0% in the first quarter of 2002 from 9.8% in the first quarter of 2001. Included in HCD’s gross profit is a loss of approximately $5.0 million for the first quarter of 2002 at the Company’s location in New York. The loss is due to higher than anticipated estimated costs to complete two large jobs in the New York metropolitan area. Revenue recognized from projects less than 25% complete was approximately $25.4 million and $29.9 million for the three months ended March 31, 2002 and 2001, respectively. The Company recognizes revenue only to the extent of cost incurred until a project reaches 25% complete. The approximately $4.5 million decrease in revenue recognized with no associated gross profit had a very slight positive impact on the Company’s gross profit margin for the three months ended March 31, 2002.

     The Company’s gross profit margin for sales of construction materials increased to 13.7% for the three months ended March 31, 2002 from 9.9% in the comparable prior year period primarily due to relatively higher selling prices in certain of the Company’s locations (see “Outlook”).

     Cost of revenue consists of direct costs on contracts; including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, maintenance and repairs). The Company has experienced upward pressure on costs associated with labor markets and energy, fuel and oil prices; however, the Company’s gross profit margins were not materially impacted by such changes during the first three months of 2002.

     General and Administrative Expenses: General and administrative expenses for the three months ended March 31, 2002 and 2001, respectively, was comprised of the following:

	Three Months Ended
	March 31,

(in millions)	2002	2001

Salaries and related expenses	$16.8	$13.6
Incentive compensation, discretionary profit sharing and pension	2.5	2.5
Other general and administrative expenses	11.2	8.3

Total	$30.5	$24.4

Percent of revenue	11.3%	10.7%

     Salaries and related expenses increased for the three months ended March 31, 2002 as compared to the same period in 2001, due to the addition of the Company’s new Granite Halmar location in New York, and other increased staffing to support the Company’s current and expected growth. Other general and administrative expenses include various costs to support the Company’s operations, none of which exceeds 10% of total general and administrative expenses. The increase in other general and administrative expenses from $8.3 million for the three months ended March 31, 2001 to $11.2 million for the comparable 2002 period reflects costs related to the Company’s current and projected growth including increased costs related to expanding and enhancing its information technology infrastructure, increased travel related to its geographic expansion, increases in employee development and corporate development costs as well as other increases due to the Company’s new location in New York.

	Three Months Ended
Operating Income (Loss)	March 31,
(in millions)	2002	2001

Branch Division	$6.1	$5.9
Heavy Construction Division	(0.9)	(0.1)
Unallocated Corporate Expenses	(8.7)	(8.0)

Total	(3.5)	(2.2)

     Operating Income: HCD’s contribution to operating income decreased in the first quarter of 2002 compared to the first quarter of 2001 due primarily to higher general and administrative costs supporting the new Granite Halmar location that were only partially offset by higher gross profit as discussed in the “Gross Profit” section above.

     The Branch Division’s contribution to operating income increased in the first quarter of 2002 over the comparable 2001 period, primarily due to increases in materials sales and gross profit margins discussed in the “Gross Profit” section above.

	Three Months Ended
Other Income (Expense)	March 31,
(in millions)	2002	2001

Interest Income	$2.0	$2.8
Interest Expense	(1.6)	(1.6)
Gain on sales of property and equipment	0.2	4.3
Other, net	0.3	(0.8)

Total	$0.9	$4.7

     Other Income (Expenses): Other income decreased $3.8 million to $0.9 million for the three months ended March 31, 2002 over the same period in 2001. The decrease was due primarily to the absence of a $1.8 million gain on the sale of equipment and a $2.2 million gain from the sale of developed property in Texas, both recorded in the first quarter of 2001.

     Additionally, significantly lower interest rates in 2002 compared to 2001 reduced interest income for the first quarter of 2002 compared to the comparable period in 2001.

	Three Months Ended
Provision for (Benefit from) Income Taxes	March 31,
(in millions)	2002	2001

Provision for (benefit from) income taxes	$(1.0)	$1.0

Effective tax rate	37.5%	38.0%

     Provision for Income Taxes: The Company’s effective tax rate decreased to 37.5% for the three months ended March 31, 2002 compared to the same period last year, which reflects the impact of higher non-taxable costs related to quarry properties.

Outlook

     Overall, we are pleased with how our operations performed during the first quarter of 2002. Looking ahead, we feel that there are many excellent bidding opportunities for both our Branch and Heavy Construction Divisions in the months ahead.

     Currently, healthy highway, airport and transit budgets coupled with our on-going geographic expansion are providing our Heavy Construction Division (HCD) with a robust slate of bidding opportunities in 2002. More specifically, HCD is targeting over $900.0 million in work over the next two to three months, including the Reno Transportation Rail Access Corridor in Nevada, Knightdale Bypass and US 64 in North Carolina, Interstate 4 in Florida and the reconstruction of FDR Drive in New York City.

     Also, we are continuing to see states increasing their use of the design-build form of project delivery over the traditional form of design/bid/build. Currently, design-build projects make up approximately 50% of HCD’s total backlog. States such as North Carolina, Florida and Minnesota are increasingly letting more and more design-build type projects – a form of project delivery that favors companies like ours which have technical expertise and financial strength to bid and build these types of projects. Some of our current design-build projects include the Las Vegas Monorail in Nevada, Hiawatha Light Rail in Minnesota, Hathaway Bridge reconstruction in Florida and the US 60 highway project in Arizona.

     The Branch Division is off to a good start in 2002, buoyed by a quality backlog and normal weather conditions in most of our branch locations. As is typical of our branch business cycle, the second and third quarters are our strongest indicators of how the Branch Division will fare for the year. As we have said before, we have seen some slow down in the amount of private sector work being put out to bid, however, it is unclear whether this trend will continue into the remainder of 2002. While most economists believe that the recession is over, there remains widespread uncertainty as to the timing and the strength of the recovery. According to the Center for Continuing Study of the California Economy’s (CCSCE) California Economic Growth – 2002 Edition, the U.S. economic downturn is probably over, however, there does not seem to be a lot of confidence as to the strength of the recovery. The study notes that while industrial production is up and job and unemployment levels have stabilized, “fiscal policy is in disarray.” With deficits in the $50.0-100.0 billion range, state and local governments throughout the U.S. will face spending cuts that are likely to cause some delays in the economic recovery.

     Our materials business continues to be very strong, particularly in areas such as California, Nevada and Arizona. During the first quarter of 2002, aggregate sales to third parties were $31.3 million, or approximately 12% of total Company revenues. We have seen the demand for materials increase, which has been reflected in higher pricing in most locations. We also feel that the quality of our products, in conjunction with the level of service that we provide to our customers, gives us a competitive edge in the materials market.

     On the political front, one of the key issues we have been following closely is the legislative attempt to restore money to the fiscal year 2003 federal transportation budget. Included in the Administration’s proposed decrease is the $8.6 billion highway-funding shortfall from the financing adjustment formula created in the Transportation Act for the 21st Century (TEA-21). This adjustment is known as the Revenue Aligned Budget Authority, or RABA. On May 1, 2002, the House Transportation and Infrastructure Committee unanimously approved legislation that would restore $4.4 billion of the shortfall thereby bringing the fiscal year 2003 highway investment level back to the TEA-21 baseline level of $27.7 billion. Prior to a final appropriation action, the Senate bill will need votes by Senate authorizers and House and Senate appropriators.

     On the state level, it appears that California is looking at a severe budget crunch. According to our legislative advocates, California state income tax receipts for April have come in about $3.0 billion below Governor Gray Davis’ earlier projections. There is also speculation that there will be at least a $20.0 billion budget gap to close when Davis’ administration puts forward its revised budget plan later this month. Although we believe that this can be threatening to transportation spending, it is our opinion that the vulnerability of transportation dollars is very limited from both a legal and political standpoint. Over the last few years, we have continued to see an increase in transportation spending within the state and it is anticipated that these spending levels will be generally sustained despite the current fiscal crisis.

     In Washington state, voters will likely be presented with two key pieces of transportation legislation on their November ballot. The first being a statewide finance plan that includes a 9-cent-a-gallon gas tax increase, a 1% surtax on car sales and a 30% increase in trucking fees. The increase would be used to fund Governor Gary Locke’s $7.7 billion border-to-border list of transportation projects that include state highways, local roads, ferries, rail and mass transit projects. The second transportation-related plan aimed for the November ballot is the $12.6 billion regional transportation improvement package for King, Snohomish and Pierce counties. Voters would be voting on a 0.4% to 0.5% sales tax increase, a 0.4% motor-vehicle excise tax and a new $75 annual vehicle-license fee. On April 30, 2002, the Company increased its ownership in the Pacific Northwest based Wilder Construction Company to a majority position of approximately 59%. Historically, approximately 50% of Wilder’s revenues has come from work in Washington state.

     In summary, we feel that the outlook for our business going forward continues to be positive, driven by record levels of public sector funding, and we are optimistic that we can take advantage of the opportunities to grow our business in 2002.

Liquidity and Capital Resources

	Three Months Ended
	March 31,

(in millions)	2002	2001

Cash and cash equivalents	$102.3	$43.0
Net cash provided (used) by:
Operating activities	(2.6)	3.2
Investing activities	(6.1)	(13.7)
Financing activities	(14.2)	(4.3)
Capital expenditures	12.1	23.3

     Cash used by operating activities of $2.6 million for the three months ended March 31, 2002 represents a $5.8 million decrease from the amount provided in the same period in 2001 largely due to the net loss recorded in the first quarter of 2002 as compared to net income in the first quarter of 2001. Changes in cash from operating activities primarily reflect seasonal variations based on the amount and progress of work being performed. As is typical in the Company’s first quarter, accounts receivable, accounts payable, billings in excess of costs, net and accrued expenses are substantially lower than at December 31, 2001 due to lower first quarter volume.

     The decrease in cash used by investing activities from the quarter ended March 31, 2001 to the quarter ended March 31, 2002 was $7.6 million and was due largely to lower purchases of property and equipment and the lack of additional investment in affiliates in the 2002 period. The lower property and equipment purchases reflect purchasing timing differences and are not indicative of the Company’s expectations for the year.

     Cash used by financing activities in 2002 increased $9.9 million over 2001 due to scheduled repayment of the Company’s long term debt, as well as to an increase in shares repurchased for contribution to the Company’s Employee Stock Ownership Plan.

     The Company has budgeted $69.8 million for capital expenditures in 2002, which includes amounts for construction equipment, aggregate and asphalt plants, buildings, leasehold improvements and the purchase of aggregate reserves. The Company anticipates that cash generated internally and amounts available under its existing credit facilities will be sufficient to meet its capital and other requirements, including contributions to employee benefit plans, for the foreseeable future. The Company currently has access to funds under its revolving credit agreement which allows it to borrow up to $60.0 million, of which $48.4 million was available at March 31, 2002.

     Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset’s retirement costs are to be capitalized as part of the asset’s carrying amount and subsequently allocated to expense over the asset’s useful life. The Company is in the process of assessing the impact, if any, of SFAS 143 to the financial position or results of operations of the Company.

     Subsequent Events: On April 30, 2002, the Company purchased an additional 698,483 shares of Wilder Construction Company (“Wilder”) common stock for a purchase price of approximately $7.9 million. As a result, the Company became the majority stockholder with a 59% interest in Wilder. At April 30, 2002, the Company held 2,648,229 shares of Wilder stock.

     Also on April 30, 2002, the Company completed the purchase of certain assets, primarily construction materials, plant facilities and aggregate reserves, of a materials and construction business in Northern California for a total purchase price of approximately $8.0 million.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the Company’s exposure to market risk since December 31, 2001.

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

GRANITE CONSTRUCTION INCORPORATED

Date: May 15, 2002	By: /s/ William E. Barton

William E. Barton
Senior Vice President and Chief Financial Officer