Form 10-Q
period 2002-06-30
GRANITE CONSTRUCTION INC
filed 2002-08-14
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended June 30, 2002

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

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

Yes  [X]    No  [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2002.

Class Common Stock, $0.01 par value	Outstanding 41,515,022 shares

GRANITE CONSTRUCTION INCORPORATED

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS (unaudited)

Granite Construction Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$91,151	$125,174
Short-term investments	47,631	68,059
Accounts receivable, net	330,037	277,684
Costs and estimated earnings in excess of billings	42,496	49,121
Inventories	31,958	19,746
Deferred income taxes	13,426	13,185
Equity in construction joint ventures	23,310	23,073
Other current assets	12,446	10,874

Total current assets	592,455	586,916

Property and equipment	342,782	262,423

Investments in affiliates	20,188	50,094

Other assets	32,037	30,251

	$987,462	$929,684

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$12,901	$8,114
Accounts payable	143,735	129,515
Billings in excess of costs and estimated earnings	103,866	114,991
Accrued expenses and other current liabilities	100,747	85,883

Total current liabilities	361,249	338,503

Long-term debt	134,516	131,391

Other long-term liabilities	13,765	10,026

Deferred income taxes	35,429	31,262

Commitments and contingencies

Minority interest in consolidated subsidiary	15,401	—

Stockholders’ equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 41,299,605 shares in 2002 and 41,089,487 in 2001	413	411
Additional paid-in capital	67,199	62,380
Retained earnings	375,854	367,546
Accumulated other comprehensive loss	(840)	(440)

	442,626	429,897
Unearned compensation	(15,524)	(11,395)

	427,102	418,502

	$987,462	$929,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Revenue:
Construction	$397,326	$326,735	$635,188	$524,682
Material sales	61,684	49,947	92,967	79,615

Total revenue	459,010	376,682	728,155	604,297

Cost of revenue:
Construction	344,466	289,058	559,701	467,692
Material sales	50,685	41,213	77,683	67,938

Total cost of revenue	395,151	330,271	637,384	535,630

Gross Profit	63,859	46,411	90,771	68,667
General and administrative expenses	35,531	26,843	65,986	51,287

Operating income	28,328	19,568	24,785	17,380

Other income (expense):
Interest income	1,902	1,932	3,892	4,763
Interest expense	(2,531)	(2,341)	(4,176)	(3,903)
Gain on sales of property and equipment	415	633	631	4,924
Other, net	(395)	1,019	(41)	175

	(609)	1,243	306	5,959

Income before provision for income taxes and minority interest	27,719	20,811	25,091	23,339
Provision for income taxes	10,394	7,908	9,409	8,869

Income before minority interest	17,325	12,903	15,682	14,470
Minority interest in consolidated subsidiary	(767)	—	(767)	—

Net income	$16,558	$12,903	$14,915	$14,470

Net income per share
Basic	$0.41	$0.32	$0.37	$0.36
Diluted	$0.41	$0.32	$0.37	$0.36
Weighted average shares of common stock
Basic	40,006	39,833	39,964	39,760
Diluted	40,818	40,766	40,726	40,611
Dividends per share	$0.08	$0.08	$0.16	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — in thousands)

	Six Months Ended June 30,

	2002	2001

Operating Activities
Net income	$14,915	$14,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	26,174	23,169
Gain on sales of property and equipment	(631)	(4,924)
Change in deferred income taxes	1,457	(24)
Amortization of unearned compensation	2,912	2,454
Common Stock contributed to ESOP	1,989	—
Change in minority interest	767	—
Equity in (income) loss of affiliates	(1,953)	678
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts and notes receivable	(37,730)	(48,197)
Inventories	(2,692)	(7,225)
Equity in construction joint ventures	(237)	(7,390)
Other assets	502	(210)
Accounts payable	1,809	10,705
Billings in excess of costs and estimated earnings, net	(7,593)	24,056
Accrued expenses and other liabilities	11,747	2,903

Net cash provided by operating activities	11,436	10,465

Investing Activities
Purchases of short-term investments	(281,112)	(44,828)
Maturities of short-term investments	300,899	54,235
Additions to property and equipment	(35,072)	(46,757)
Proceeds from sales of property and equipment	1,413	5,745
Proceeds from sale of equity investment	13,051	—
Investment in affiliates	(636)	(9,952)
Acquisitions of businesses, net of cash received	(22,100)	—
Other investing activities	(12)	(343)

Net cash used by investing activities	(23,569)	(41,900)

Financing Activities
Additions of long-term debt	2,000	85,000
Repayments of long-term debt	(13,383)	(10,912)
Repurchase of common stock and other	(4,347)	(2,118)
Dividends paid	(6,593)	(6,012)
Sale of subsidiary common stock	433	—

Net cash provided (used) by financing activities	(21,890)	65,958

Increase (decrease) in cash and cash equivalents	(34,023)	34,523
Cash and cash equivalents at beginning of period	125,174	57,759

Cash and cash equivalents at end of period	$91,151	$92,282

Supplementary Information
Cash paid during the period for:
Interest	$4,347	$1,943
Income taxes	1,016	1,922
Non-cash investing and financing activity:
Restricted stock issued for services	$7,041	$7,074
Dividends accrued but not paid	3,304	3,289
Undisbursed escrow funds available	—	7,286
Subsidiary preferred stock exchanged for subsidiary common stock	3,299	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s Annual Report on Form 10K for the year ended December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position at June 30, 2002 and the results of operations and cash flows for the periods presented. The December 31, 2001 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2.	Newly Effective and Recently Issued Accounting Pronouncements:

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 became effective on January 1, 2002 and requires that goodwill and intangible assets with indefinite lives no longer be amortized but rather reviewed at least annually for impairment. At June 30, 2002, the Company had goodwill of approximately $19.2 million, which substantially relates to its acquisition of Halmar Builders of New York, Inc. in July of 2001 and is primarily included in the Heavy Construction Division operating segment. The Company did not record any significant amortization of goodwill during the six months ended June 30, 2001. The Company has completed a goodwill impairment review as of the beginning of 2002 and found no impairment. During the first six months of 2002, no goodwill was acquired, impaired or written off.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset’s retirement costs are to be capitalized as part of the asset’s carrying amount and subsequently allocated to expense over the asset’s useful life. The Company is in the process of assessing the impact, if any, of SFAS 143 to the financial position and results of operations of the Company.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS 146 is required to be adopted by the Company on January 1, 2003. The Company does not believe the adoption will have a material effect on its financial position, results of operations, or cash flows.

3.	Inventories: Inventories consist primarily of quarry products valued at the lower of average cost or market.

4.	Property and Equipment:

In thousands	June 30, 2002	December 31, 2001

Land	$50,630	$38,107
Quarry property	65,836	44,177
Buildings and leasehold improvements	51,790	44,039
Equipment and vehicles	654,099	550,423
Office furniture and equipment	9,613	9,180

	831,968	685,926
Less accumulated depreciation, depletion and amortization	489,186	423,503

	$342,782	$262,423

5.	Earnings Per Share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

In thousands, except per share data	2002	2001	2002	2001

Numerator — basic and diluted earnings per share
Net income	$16,558	$12,903	$14,915	$14,470

Denominator — basic earnings per share
Weighted average common stock outstanding	41,289	41,106	41,221	40,974
Less weighted average restricted stock outstanding	1,283	1,273	1,257	1,214

Total	40,006	39,833	39,964	39,760

Basic earnings per share	$0.41	$0.32	$0.37	$0.36

Denominator — diluted earnings per share
Denominator — basic earnings per share	40,006	39,833	39,964	39,760
Effect of dilutive securities:
Common stock options	21	17	20	17
Warrants	202	213	199	201
Restricted stock	589	703	543	633

Total	40,818	40,766	40,726	40,611

Diluted earnings per share	$0.41	$0.32	$0.37	$0.36

6.	Comprehensive Income: The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

In thousands	2002	2001	2002	2001

Net income	$16,558	$12,903	$14,915	$14,470
Other comprehensive income (loss):
Changes in net unrealized losses on investments	(420)	46	(400)	(112)

Total comprehensive income	$16,138	$12,949	$14,515	$14,358

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Commitments and Contingencies:

Disclosure of Significant Estimates — Litigation: The Company is a party to a number of legal proceedings and believes that the nature and number of these proceedings are typical for a construction firm of its size and scope. The Company’s litigation typically involves claims regarding public liability or contract related issues. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unanticipated unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained herein and in the Company’s 2001 10-K. The Company evaluates performance based on operating profit or loss, which does not include income taxes, interest income, interest expense, other income (expense), or minority interest.

Information about Profit and Assets (in thousands):

Three Months Ended June 30,	HCD	Branch	Total

2002
Revenues from external customers	$157,136	$301,874	$459,010
Inter-segment revenue transfer	(5,884)	5,884	—

Net revenue	151,252	307,758	459,010
Depreciation and amortization	2,453	7,965	10,418
Operating profit	10,635	28,568	39,203

2001
Revenues from external customers	$103,091	$273,591	$376,682
Inter-segment revenue transfer	(2,585)	2,585	—

Net revenue	100,506	276,176	376,682
Depreciation and amortization	2,182	8,079	10,261
Operating profit	1,952	26,334	28,286

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30,	HCD	Branch	Total

2002
Revenues from external customers	$280,524	$447,631	$728,155
Inter-segment revenue transfer	(11,157)	11,157	—

Net revenue	269,367	458,788	728,155
Depreciation and amortization	5,261	16,110	21,371
Operating profit	9,765	34,636	44,401
Property and equipment	41,519	267,294	308,813

2001
Revenues from external customers	$180,801	$423,496	$604,297
Inter-segment revenue transfer	(4,317)	4,317	—

Net revenue	176,484	427,813	604,297
Depreciation and amortization	4,347	16,013	20,360
Operating profit	1,853	32,213	34,066
Property and equipment	38,140	208,336	246,476

Reconciliation of Segment Profit to the Company’s Consolidated Totals (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Profit:
Total profit for reportable segments	$39,203	$28,286	$44,401	$34,066
Other income	(609)	1,243	306	5,959
Unallocated other corporate expenses	(10,875)	(8,718)	(19,616)	(16,686)

Income before provision for income taxes and minority interest	$27,719	$20,811	$25,091	$23,339

9.	Acquisitions:

Wilder Construction Company

On April 30, 2002 the Company purchased an additional 698,483 shares of Wilder Construction Company (“Wilder”) common stock for total consideration of $7.9 million (excluding $9.1 million of cash applied in consolidation). As a result of this transaction the Company’s interest in Wilder increased from 48.0% at March 31, 2002 to 55.3% at June 30, 2002. The Company accounted for this step acquisition using the purchase method of accounting and the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price allocation is preliminary and further refinements are likely to be made upon completion of certain post-closing activities.

During the years ended December 31, 2001 and 2000, the Company made investments of $4.6 million and $14.8 million, respectively to acquire common stock representing a 48.0% interest in Wilder which was accounted for under the equity method until April 30, 2002. Under the equity method the Company allocated its investments to the assets and liabilities of Wilder based on their estimated fair values at the date of the investments.

The Company’s share of the estimated fair value of Wilder’s net assets exceeded the purchase price at each investment date. Therefore no goodwill has been recorded. The consolidation of Wilder at April 30, 2002 resulted in an increase in assets of $77.5 million, an increase in liabilities of $46.9 million and a decrease in investments in affiliates of $19.0 million. These

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

amounts are considered non-cash items in the condensed consolidated statement of cash flows for the six months ended June 30, 2002.

The following summarized unaudited pro forma results of operations assume the Company acquired its majority interest in Wilder as of the beginning of 2001. The pro forma data has been prepared for comparative purposes only. It does not purport to be indicative of the results of operations that would have resulted had the acquisitions been consummated at the beginning of the periods presented, or that may occur in the future.

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions, except per share data)	2002	2001	2002	2001

Revenue	$468.1	$416.8	$755.1	$654.6
Net income	$16.4	$12.9	$14.6	$14.0
Net income per diluted share	$0.40	$0.32	$0.36	$0.34

Robinson Construction Company and Parnum Paving, Inc.

On April 30, 2002 the Company purchased certain assets and assumed certain contracts of Robinson Construction Company (“Robinson”), a northern California construction contractor and materials supplier, for cash consideration of $8.1 million. The Company accounted for this acquisition using the purchase method of accounting. The purchase price was allocated to assets acquired (primarily property and equipment and inventory) based on their estimated fair values at the date of acquisition. The estimated fair value of Robinson’s assets exceeded the purchase price. Therefore no goodwill was recorded. Robinson recorded revenue of approximately $8.6 million during the year ended December 31, 2001.

In May 2002 the Company purchased certain assets and assumed certain contracts and liabilities of Redwood Empire Aggregates and its wholly owned subsidiary Parnum Paving, Inc. (“Parnum”), a northern California construction contractor and materials supplier, for cash consideration of approximately $15.2 million. The Company accounted for this acquisition using the purchase method of accounting. The purchase price was allocated to the assets acquired (primarily property and equipment and inventory) and liabilities assumed (primarily environmental remediation liabilities) based on their estimated fair values at the date of acquisition. The purchase price allocation is preliminary and further refinements are likely to be made upon completion of certain post-closing activities. The estimated fair value of Parnum’s assets exceeded the purchase price, therefore no goodwill was recorded. Parnum recorded revenue of approximately $48.0 million during the year ended December 31, 2001.

Both the Robinson and Parnum acquisitions extend the Company’s geographic operations further into northern California and the results of their operations were included in the Company’s consolidated results from their respective acquisition dates.

10.	Investment in T.I.C. Holdings:

At March 31, 2002, the Company held a 27.0% minority interest in T.I.C. Holdings, Inc. (“TIC”) which it accounted for under the equity method of accounting. In June 2002, TIC repurchased 1.1 million shares of the TIC shares held by the Company for a cash payment to the Company of $13.1 million. The transaction reduced the Company’s interest in TIC to 15.5% and the Company discontinued applying the equity method in favor of the cost method as of the date of the transaction.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   11.     Subsequent Events:

On August 1, 2002 the Company’s Board of Directors declared a regular quarterly cash dividend of $0.08 per common share on the Company’s common stock. The dividend is payable October 15, 2002 to stockholders of record September 30, 2002.

On March 17, 1999, the Company’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to $35.0 million of its common stock on the open market, exclusive of repurchases related to employee benefit plans, of which approximately $14.0 million remained at June 30, 2002. During the period from July 1, 2002 to August 9, 2002, the Company repurchased and retired 110,700 shares for a total repurchase price of $2.0 million.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Disclosure:

This report contains forward-looking statements; such as statements related to the impact of government regulations on the Company’s operations, the existence of bidding opportunities and the impact of legislation, availability of highway funds and economic conditions on the Company’s future results. Additionally, forward-looking statements include statements that can be identified by the use of forward-looking terminology such as “believes,” “expects,” “appears,” “may,” “will,” “should,” or “anticipates” or the negative thereof or comparable terminology, or by discussions of strategy.

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

Results of Operations

	Three Months Ended				Six Months Ended
Revenue	June 30,				June 30,

(in millions)	2002	2001	Change	%	2002	2001	Change	%

By Division
Branch Division	$307.7	$276.2	$31.5	11.4%	$458.8	$427.8	$31.0	7.2%
Heavy Construction Division	151.3	100.5	50.8	50.5%	269.4	176.4	93.0	52.7%

	$459.0	$376.7	$82.3	21.8%	$728.2	$604.2	$124.0	20.5%

By Geographic Area:
California	$190.1	$186.6	$3.5	1.9%	$293.2	$289.2	$4.0	1.4%
West (excluding California)	157.9	101.1	56.8	56.2%	229.8	158.5	71.3	45.0%
Midwest	18.8	12.4	6.4	51.6%	35.4	18.1	17.3	95.6%
Northeast	26.5	8.1	18.4	227.2%	46.5	18.4	28.1	152.7%
South	65.7	68.5	(2.8)	-4.1%	123.3	120.0	3.3	2.8%

	$459.0	$376.7	$82.3	21.8%	$728.2	$604.2	$124.0	20.5%

By Market Sector:
Federal Agencies	$14.2	$18.9	$(4.7)	-24.9%	$25.5	$28.6	$(3.1)	-10.8%
State Agencies	181.1	157.9	23.2	14.7%	302.3	244.9	57.4	23.4%
Local Public Agencies	126.7	90.1	36.6	40.6%	184.0	141.4	42.6	30.1%

Total Public Sector	322.0	266.9	55.1	20.6%	511.8	414.9	96.9	23.4%
Private Sector	75.3	59.9	15.4	25.7%	123.4	109.7	13.7	12.5%
Material Sales	61.7	49.9	11.8	23.6%	93.0	79.6	13.4	16.8%

	$459.0	$376.7	$82.3	21.8%	$728.2	$604.2	$124.0	20.5%

          Revenue: Revenue for the three and six month periods ended June 30, 2002 increased over the corresponding 2001 periods by $82.3 million and $124.0 million, respectively. Branch Division revenue for the three and six month periods in 2002 includes $35.9 million in revenue from the newly consolidated Wilder Construction Company (“Wilder”) subsidiary (see Note 9 to the condensed consolidated financial statements). Excluding the Wilder revenue, Branch Division revenue for the three and six month periods ended June 30, 2002 decreased over the corresponding 2001 periods by $4.4 million and $4.9 million, respectively. Revenue from the Company’s Heavy Construction Division (“HCD”) increased 50.5% and 52.7% in the three and six months ended June 30, 2002 over the corresponding periods in 2001. The increased HCD revenue reflects larger volume from higher backlog at the beginning of 2002 and includes revenue from the new Granite Halmar location in New York of $26.0 million and $46.1 million in the three and six month periods ended June 30, 2002, respectively.

     Overall, the Company has seen its largest revenue growth in the public sector, reflecting the continued strength of the market for publicly funded infrastructure projects (see “Outlook”). The growth in private sector revenue for the three and six months ended June 30, 2002 over the comparable 2001 periods was due to the inclusion of revenue from Wilder and the Company’s Granite Halmar subsidiary in the 2002 periods. Excluding revenue from Wilder and Granite Halmar, private sector revenue actually decreased slightly in the 2002 periods. The increase in revenue from the sales of construction materials in both the three and six month periods ended June 30, 2002 reflects continued strong demand, particularly in California.

Backlog	June 30, 2002		March 31, 2002		June 30, 2001

(in millions)	Amount	%	Amount	%	Amount	%

By Division
Branch Division	$570.8	35.9%	$365.9	27.3%	$577.8	40.2%
Heavy Construction Division	1,017.1	64.1%	973.3	72.7%	858.5	59.8%

	$1,587.9	100.0%	$1,339.2	100.0%	$1,436.3	100.0%

By Geographic Area:
California	$373.4	23.5%	$283.8	21.2%	$442.7	30.8%
West (excluding California)	338.2	21.3%	262.6	19.6%	395.0	27.5%
Midwest	126.3	8.0%	144.9	10.8%	186.0	13.0%
Northeast	243.3	15.3%	212.1	15.8%	2.7	0.2%
South	506.7	31.9%	435.8	32.6%	409.9	28.5%

	$1,587.9	100.0%	$1,339.2	100.0%	$1,436.3	100.0%

By Market Sector:
Federal Agencies	$41.1	2.6%	$40.8	3.1%	$56.4	3.9%
State Agencies	783.0	49.3%	668.1	49.9%	956.0	66.6%
Local Public Agencies	649.1	40.9%	515.8	38.5%	310.0	21.6%

Total Public Sector	1,473.2	92.8%	1,224.7	91.5%	1,322.4	92.1%
Private Sector	114.7	7.2%	114.5	8.5%	113.9	7.9%

	$1,587.9	100.0%	$1,339.2	100.0%	$1,436.3	100.0%

     Backlog: The Company’s backlog at June 30, 2002 of $1,587.9 million was $151.6 million higher than the backlog at June 30, 2001, including $99.3 million related to the newly consolidated Wilder subsidiary and $243.2 million from its Granite Halmar location in New York. Branch Division backlog decreased by $106.3 million or 18.4% from June 30, 2001 to June 30, 2002, after adjusting to remove the Wilder backlog from the 2002 balance. This represents a 27% decrease in private sector backlog and a 16% decrease in public sector backlog for the Branch Division (excluding Wilder) which the Company believes is attributable to the impact of a slowdown in private development projects and the related increased competitiveness in bidding for public sector projects due to recent economic slowdowns — particularly in the West (see “Outlook”).

     Heavy Construction Division backlog at June 30, 2002 of $1,017.1 million represents an increase of $158.6 million from its backlog at June 30, 2001 and $43.8 million from its backlog at March 31, 2002 and includes $243.2 million from its Granite Halmar location in New York. HCD’s awards for the second quarter of 2002 included a $55.0 million design-build bridge and highway contract in New York, a $73.5 million interchange reconstruction project in Florida and a $38.0 million share of a joint venture contract in Arkansas.

     In the period from July 1, 2002 to July 22, 2002 the Company was awarded four large new contracts totaling $309.2 million consisting of a $43.6 million highway rehabilitation project in southern California, a $67.3 million share of a joint venture highway project in New Mexico, a $27.6 million infrastructure project in Florida and a $170.7 million design-build railroad project in Nevada, none of which are included in backlog at June 30, 2002.

	Three Months Ended		Six Months Ended
Gross Profit	June 30,		June 30,

(in millions)	2002	2001	2002	2001

Total Gross Profit	$63.9	$46.4	$90.8	$68.7
Percent of revenue	13.9%	12.3%	12.5%	11.4%

     Gross Profit: Gross profit as a percent of revenue increased to 13.9% in the second quarter 2002 from 12.3% in the second quarter 2001 and to 12.5% for the six months ended June 30, 2002 from 11.4% in the corresponding 2001 period. Gross profit in the quarter ended June 30, 2002 was positively impacted by a lower volume of revenue from projects less than 25% complete. The Company recognizes revenue only to the extent of cost incurred until a project reaches 25% complete. The amount of revenue generated in the quarter by jobs below the 25% completion threshold was approximately $35.0 million versus $58.0 million in the same period in 2001. This decrease was partially due to the $153.0 million Las Vegas Monorail project reaching the 25% completion threshold during the quarter. Partially offsetting the positive effect of lower revenue from jobs less than 25% complete was the recognition of additional costs to complete several New York area projects, which negatively impacted gross profit in the quarter by approximately $3.0 million (see “Outlook”).

     Cost of revenue consists of direct costs on contracts, including labor and materials, subcontractor costs, direct overhead costs and equipment expense (primarily depreciation, maintenance and repairs).

	Three Months Ended		Six Months Ended
General and Administrative	June 30,		June 30,

(in millions)	2002	2001	2002	2001

Salaries and related expenses	$17.9	$11.9	$34.7	$25.4
Incentive compensation, discretionary profit sharing and pension	5.4	4.3	7.9	6.8
Other general and administrative expenses	12.2	10.6	23.4	19.1

Total	$35.5	$26.8	$66.0	$51.3

Percent of revenue	7.7%	7.1%	9.1%	8.5%

     General and Administrative Expenses: Salaries and related expenses increased for the three and six months ended June 30, 2002 over the comparable periods in 2001 due to increased staffing to support the Company’s current and expected growth, including approximately $3.3 million and $5.1 million for the three and six month periods ended June 30, 2002, respectively, in costs associated with the Company’s geographic expansion into New York and northern California as well as the inclusion of costs in 2002 from the newly consolidated Wilder subsidiary. Incentive compensation and discretionary profit sharing and pension costs increased as a function of the Company’s higher operating profit in 2002. Increases in other general and administrative expenses primarily result from costs associated with the Company’s continued growth, including approximately $2.2 million and $3.1 million for the three and six month periods ended June 30, 2002, respectively, in costs associated with the Company’s expansion into New York and northern California as well as the inclusion of costs from the newly consolidated Wilder subsidiary. Other general and administrative costs include information technology, occupancy, office equipment and supplies, depreciation, travel and entertainment, outside services, advertising and marketing, training and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expense.

	Three Months Ended		Six Months Ended
Operating Income	June 30,		June 30,

(in millions)	2002	2001	2002	2001

Branch Division	$28.6	$26.3	$34.6	$32.2
Heavy Construction Division	10.6	2.0	9.8	1.9
Unallocated Corporate Expenses	(10.9)	(8.7)	(19.6)	(16.7)

Total	$28.3	$19.6	$24.8	$17.4

     Operating Income: The Heavy Construction Division’s contribution to operating income increased in the second quarter 2002 compared to the second quarter 2001 due primarily to increased volume at a higher profit margin as described in “Revenue” and “Gross Profit” above. Branch Division operating income for the quarter and six months ended June 30, 2002 includes approximately $2.8 million from the newly consolidated Wilder subsidiary. Excluding the effects of Wilder, Branch Division operating income decreased slightly in the 2002 periods due to lower revenue as described in “Revenue” above and higher general and administrative costs primarily related to geographic expansion into northern California.

	Three Months Ended		Six Months Ended
Other Income (Expense)	June 30,		June 30,

(in millions)	2002	2001	2002	2001

Interest Income	$1.9	$1.9	$3.9	$4.8
Interest Expense	(2.5)	(2.3)	(4.2)	(3.9)
Gain on sales of property and equipment	0.4	0.6	0.6	4.9
Other, net	(0.4)	1.0	—	0.2

Total	$(0.6)	$1.2	$0.3	$6.0

     Other Income (Expense): Other income decreased by $5.7 million to $0.3 million for the six months ended June 30, 2002 over the same period in 2001. The decrease was due primarily to the absence of a $1.8 million gain on the sale of equipment and a $2.2 million gain from the sale of developed property in Texas, both recorded in the first quarter of 2001 as well as the impact of discontinuing recording the results of T.I.C. Holdings and Wilder in other income under the equity method of accounting during the second quarter of 2002 (see Notes 9 and 10 to the condensed consolidated financial statements).

	Three Months Ended		Six Months Ended
Provision for Income Taxes	June 30,		June 30,

(in millions)	2002	2001	2002	2001

Provision for income taxes	$10.4	$7.9	$9.4	$8.9
Effective tax rate	37.5%	38.0%	37.5%	38.0%

     Income Taxes: The Company’s effective tax rate decreased to 37.5% for the three and six month periods ended June 30, 2002 compared to 38.0% in the comparable 2001 periods. The decrease is primarily due to the impact of higher percent depletion deductions related to quarry properties.

Outlook

     Nationally, we are entering the second half of 2002 with a strong backlog with healthy margins and are on track for another positive year. The Company also continues to experience a sizeable increase in new awards. New awards for the second quarter ended June 30, 2002 totaled $707.8 million (including $102.9 million added as a result of the initial consolidation of Wilder), leading to a backlog at June 30, 2002 of $1.6 billion, (including $99.3 million related to the newly consolidated Wilder), an increase of 10.6 percent over the backlog at June 30, 2001.

     Although the Company has reduced forecasted results for the year 2002 to between $1.25 and $1.30 per common share, the fundamentals of its public sector business are still strong. The bulk of the Company’s new awards comes from its public marketplace. Fueled by recent high levels of expenditures from federal, state and local sources, the Company expects that its public sector market will provide good bidding opportunities as the year unfolds.

     The condition of the private sector construction market, however, is less clear at this time. The Branch Division has witnessed some softening in this marketplace, and believes that this is due primarily to a weaker and more uncertain economy, which has prompted private developers to delay planned commercial and residential projects. The effect on Granite’s business is expected to be a decrease in private sector bidding opportunities and the resulting expectation of increased competition in the public sector. Accordingly, as the Company has stated previously, it expects Branch Division earnings and revenue for 2002 to decrease approximately 15 percent from the previous year. While the Branch Division has been awarded a number of large projects during the first half of the year, it sees weakness in its “turn business” (work that is awarded and completed within the year) going forward.

     Our entry into the New York-area market has not been without its challenges. In late July, the Company announced that its expectations for earnings were lower than Wall Street’s consensus estimate for the second quarter ended June 30, 2002 and for the year 2002. The reduced earnings expectations are not only related to the lower expectations from the Branch “turn business,” but is also related to the increased costs on certain contracts at Granite Halmar, our New York subsidiary. We continue working to build the capabilities of our team in the New York region and have been incorporating Granite’s processes and systems as well as providing the training necessary of Granite Halmar personnel to support the size of their business. This effort includes training on Granite’s bid estimating and job cost systems. While the transition and integration process for Granite Halmar has been challenging, we believe that by providing the appropriate tools and training, it can successfully improve its operations going forward and take advantage of significant upcoming opportunities in the New York area.

     On the federal front, the full Senate Appropriations Committee approved a fiscal year 2003 transportation spending measure that would provide $31.8 billion for the federal highway program—the same investment level as the current year. The proposed highway investment level would eliminate the potential $8.6 billion reduction in federal highway investment that was the result of the economic recession and overly optimistic forecasts of Highway Trust Fund receipts. The measure would also provide $7.3 billion for the federal transit program, $100.0 million above the TEA-21 guaranteed funding level. According to the American Road and Transportation Builders Association, any Senate action will have to be resolved with the House of Representatives, which is expected to offer a highway funding level closer to the TEA-21 guaranteed investment of $27.7 billion for FY 2003.

     Politically in California, the state entered its new fiscal year on July 1st without an approved state budget. Although the Senate passed its version of the $99.0 billion annual spending plan in late June, the bill continues to be stuck in the Assembly where lawmakers are debating over how to bridge the state’s $23.6 billion shortfall. Since most of the projects we are currently working on for the California Department of Transportation (“Caltrans”) are projects awarded during the state’s fiscal year 2002 and are therefore being paid for with 2002 funds, we have not been negatively impacted by the budget impasse to date. However, a continued stalemate has the potential to delay the number of projects that Caltrans puts out to bid until a resolution is reached. It is important to note that other states have also been reporting lower tax receipts that are placing stress on future year budgets; however, it is uncertain what impact this fiscal strain will have on state highway budgets going forward.

     Also included in the proposed California state budget is a provision that specifies that $175.0 million would be loaned from the state highway account to go into the general fund. The plan could include loaning another $1.054 billion from Governor Gray Davis’ Transportation Congestion Relief Plan to the general fund. While no money has been loaned from the highway account to date, Caltrans has stated that its building program will not be delayed or cancelled as a result of these loans.

     Another political issue we are closely monitoring is Referendum 51 in Washington State. Referendum 51 is a measure on the November ballot that would raise $7.7 billion for transportation projects statewide. If approved by voters, Referendum 51 would increase highway capacity, public transportation, passenger and freight rail, and transportation financing accountability through increased fuel excise taxes, sales taxes on vehicles, and weight fees on trucks and large vehicles. Earlier this year, Granite increased its ownership in Wilder to 55.3%. Wilder has regional offices located in Washington, Oregon and Alaska and had annual revenues of approximately $160.0 million in 2001. Approximately 60% of Wilder’s revenues are generated in the state of Washington.

     Overall, despite the weakness in our Branch “turn business” and the challenge in New York, we are very pleased with the success of our current operations, the strength of our backlog and the bidding opportunities ahead. For the time being the Company continues to witness a strong public sector marketplace nationwide and a high level of bidding opportunities, particularly in the area of large, design-build projects. As a result, we remain very positive in our outlook for the business going forward.

Liquidity and Capital Resources

	Six Months Ended June 30,

(in millions)	2002	2001

Cash and cash equivalents	$91.2	$92.3
Net cash provided (used) by:
Operating activities	11.4	10.5
Investing activities	(23.6)	(41.9)
Financing activities	(21.9)	66.0
Capital expenditures	35.1	46.8

     Cash provided by operating activities of $11.4 million for the six months ended June 30, 2002 was slightly higher than the comparable period in 2001 due primarily to higher net income in the 2002 period. Changes in cash from operating activities primarily reflect seasonal variations based on the amount and progress of work being performed. The change in accounts and notes receivable for the six months ended June 30, 2002 of $37.7 million decreased as compared to the change for the six months ended June 30, 2001 of $48.2 million due primarily to a larger quarter-to-quarter increase in revenue from the fourth quarter 2000 to the second quarter 2001 compared to the growth from the fourth quarter 2001 to the second quarter 2002. The change in accrued liabilities for the six months ended June 30, 2002 of $11.7 million increased as compared to the change for the six months ended June 30, 2001 of $2.9 million due to higher accrued costs primarily related to a higher volume of work in the six months ended June 30, 2002 as compared to the same period in 2001. Billings in excess of cost decreased during the six month period ended June 30, 2002 due primarily to the progress of work on several projects that had received advanced payments in 2001. Included in costs and estimated earnings in excess of billings at June 30, 2002 is approximately $12.0 million related to claims and unexecuted change orders acquired from Halmar Builders of New York, Inc. that the Company believes are probable of collection.

     Cash used by investing activities for the six months ended June 30, 2002 decreased $18.3 million over the corresponding 2001 period due primarily to higher net maturities of short-term investments, cash received from T.I.C. Holdings, Inc. (“TIC”) related to the repurchase of TIC shares held by the Company and a decrease in additions to property and equipment, partially offset by amounts paid for business acquisitions during the period. The lower property and equipment purchases reflect purchasing timing differences and are not indicative of the Company’s expectations for the year.

     Cash used by financing activities for the six months ended June 30, 2002 was $21.9 million as compared to $66.0 million provided by financing activities in the corresponding 2001 period, reflecting the absence of significant proceeds from long-term debt during the 2002 period.

     Included in long-term debt at June 30, 2002 is $15.8 million from the Company’s newly consolidated Wilder subsidiary, of which $6.1 million is collateralized by certain of Wilder’s assets. This Wilder debt bears interest at rates varying between the bank’s prime rate less 1.0% and 8.0% per annum and is generally payable in installments through 2010. Wilder also has a $10.0 million line of credit with a bank, collateralized by certain of Wilder’s assets, of which $7.0 million was available at June 30, 2002.

     The Company has budgeted $69.8 million for capital expenditures in 2002, which includes amounts for construction equipment, aggregate and asphalt plants, buildings, leasehold improvements and the purchase of aggregate reserves. In addition to its working capital and cash generated from operations, the Company currently has access to funds under a $60.0 million bank revolving line of credit (exclusive of the Wilder line of credit described above), of which $55.7 million was available at June 30, 2002.

     The Company believes that its current cash and cash equivalents, short-term investments, cash generated from operations and amounts available under its existing credit facilities will be sufficient to meet its expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with its existing operations through at least the next twelve months.

     Newly Effective and Recently Issued Accounting Pronouncements: In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 became effective on January 1, 2002 and requires that goodwill and intangible assets with indefinite lives no longer be amortized but rather reviewed at least annually for impairment. At June 30, 2002, the Company had goodwill of approximately $19.2 million, which substantially relates to its acquisition of Halmar Builders of New York, Inc. in July of 2001 and is primarily included in the Heavy Construction Division operating segment. The Company did not record any significant amortization of goodwill during the six months ended June 30, 2001. The Company has completed a goodwill impairment review as of the beginning of 2002 and found no impairment. During the first six months of 2002, no goodwill was acquired, impaired or written off.

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

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS 146 is required to be adopted by the company on January 1, 2003. The Company does not believe the adoption will have a material effect on its financial position, results of operations, or cash flows

     Subsequent Events: On August 1, 2002 the Company’s Board of Directors declared a regular quarterly cash dividend of $0.08 per common share on the Company’s common stock. The dividend is payable October 15, 2002 to stockholders of record September 30, 2002.

     On March 17, 1999, the Company’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to $35.0 million of its common stock on the open market, exclusive of repurchases related to employee benefit plans, of which approximately $14.0 million remained at June 30, 2002. During the period from July 1, 2002 to August 9, 2002, the Company repurchased and retired 110,700 shares for a total repurchase price of $2.0 million.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s exposure to market risk since December 31, 2001.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 2.	CHANGES IN SECURITIES

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders on May 20, 2002, the following members were elected to the Board of Directors:

	Affirmative Votes	Withhold

David H. Watts	37,681,732	129,338
Joseph J. Barclay	37,681,084	129,986
J. Fernando Niebla	27,664,557	146,513

The following proposals were approved at the Company’s Annual Meeting:

	Affirmative Votes	Against	Abstain

To ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending December 31, 2002	36,583,795	1,159,637	67,638

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

	a)	Exhibits

99.1 — Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 — Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date: August 13, 2002	By:	/s/ William E. Barton William E. Barton Senior Vice President and Chief Financial Officer