Form 10-Q
period 2002-09-30
GRANITE CONSTRUCTION INC
filed 2002-11-15
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 11, 2002.

Class	Outstanding

Common Stock, $0.01 par value	41,279,424 shares

GRANITE CONSTRUCTION INCORPORATED

Index

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

Granite Construction Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2002	2001

	(Unaudited)
Assets

Current assets

Cash and cash equivalents	$35,367	$125,174

Short-term marketable securities	102,138	68,059

Accounts receivable, net	374,304	277,684

Costs and estimated earnings in excess of billings	46,353	49,121

Inventories	29,894	19,746

Deferred income taxes	13,904	13,185

Equity in construction joint ventures	23,573	23,073

Other current assets	11,481	10,874

Total current assets	637,014	586,916

Property and equipment, net	337,934	262,423

Long-term marketable securities	30,853	—

Investments in affiliates	20,904	50,094

Other assets	30,272	30,251

	$1,056,977	$929,684

Liabilities and Stockholders’ Equity

Current liabilities

Current maturities of long-term debt	$13,162	$8,114

Accounts payable	156,261	129,515

Billings in excess of costs and estimated earnings	118,359	114,991

Accrued expenses and other current liabilities	125,789	85,883

Total current liabilities	413,571	338,503

Long-term debt	131,264	131,391

Other long-term liabilities	13,180	10,026

Deferred income taxes	35,429	31,262

Commitments and contingencies

Minority interest in consolidated subsidiary	16,946	—

Stockholders’ equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—

Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 41,382,439 shares as of September 30, 2002 and 41,089,487 shares as of December 31, 2001	414	411

Additional paid-in capital	65,896	62,380

Retained earnings	395,614	367,546

Accumulated other comprehensive loss	(1,647)	(440)

	460,277	429,897

Unearned compensation	(13,690)	(11,395)

	446,587	418,502

	$1,056,977	$929,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue:

Construction	$508,441	$452,555	$1,143,629	$977,237

Material sales	75,287	64,177	168,254	143,792

Total revenue	583,728	516,732	1,311,883	1,121,029

Cost of revenue:

Construction	446,098	406,733	1,005,799	874,425

Material sales	60,409	48,213	138,092	116,151

Total cost of revenue	506,507	454,946	1,143,891	990,576

Gross Profit	77,221	61,786	167,992	130,453

General and administrative expenses	40,182	31,926	106,168	83,213

Operating income	37,039	29,860	61,824	47,240

Other income (expense):

Interest income	2,122	3,949	6,014	8,712

Interest expense	(2,527)	(2,549)	(6,703)	(6,452)

Gain on sales of property and equipment	939	3,456	1,570	8,380

Other, net	1,118	3,894	1,077	4,069

	1,652	8,750	1,958	14,709

Income before provision for income taxes and minority interest	38,691	38,610	63,782	61,949

Provision for income taxes	13,695	14,672	23,104	23,541

Income before minority interest	24,996	23,938	40,678	38,408

Minority interest in consolidated subsidiary	(1,927)	—	(2,694)	—

Net income	$23,069	$23,938	$37,984	$38,408

Net income per share
Basic	$0.57	$0.60	$0.95	$0.97

Diluted	$0.57	$0.59	$0.94	$0.94

Weighted average shares of common stock
Basic	40,188	39,828	40,039	39,788

Diluted	40,788	40,784	40,615	40,673

Dividends per share	$0.08	$0.08	$0.24	$0.24

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — in thousands)

Nine Months Ended September 30,	2002	2001

Operating Activities

Net income	$37,984	$38,408

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion and amortization	40,024	35,797

Gain on sales of property and equipment	(1,570)	(8,380)

Change in deferred income taxes	1,456	(450)

Amortization of unearned compensation	4,745	3,564

Common stock contributed to ESOP	3,989	—

Change in minority interest	2,694	—

Equity in income of affiliates	(2,419)	(3,600)

Changes in assets and liabilities, net of the effects of acquisitions:

Accounts and notes receivable	(81,725)	(77,099)

Inventories	(1,492)	(5,673)

Equity in construction joint ventures	(500)	(40)

Other assets	1,998	4,257

Accounts payable	14,335	13,121

Billings in excess of costs and estimated earnings, net	3,043	36,972

Accrued expenses and other liabilities	34,121	31,260

Net cash provided by operating activities	56,683	68,137

Investing Activities

Purchases of marketable securities	(454,196)	(88,175)

Maturities of marketable securities	387,301	77,271

Additions to property and equipment	(43,804)	(57,947)

Proceeds from sales of property and equipment	4,621	18,263

Proceeds from sale of equity investment	13,051	—

Investment in affiliates	—	(11,712)

Acquisitions of businesses, net of cash received	(22,100)	(11,394)

Other investing activities	682	(2,065)

Net cash used by investing activities	(114,445)	(75,759)

Financing Activities

Additions of long-term debt	5,850	103,000

Repayments of long-term debt	(20,224)	(29,717)

Repurchase of common stock and other	(10,655)	(2,080)

Dividends paid	(9,894)	(9,302)

Proceeds from exercise of warrants	2,878	—

Net cash (used) provided by financing activities	(32,045)	61,901

Increase (decrease) in cash and cash equivalents	(89,807)	54,279

Cash and cash equivalents at beginning of period	125,174	57,759

Cash and cash equivalents at end of period	$35,367	$112,038

Supplementary Information

Cash paid during the period for:
Interest	$6,376	$4,044

Income taxes	5,664	3,147

Non-cash investing and financing activity:

Restricted stock issued for services	$7,041	$7,170

Dividends accrued but not paid	3,311	3,289

Subsidiary preferred stock exchanged for subsidiary common stock	3,299	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s Annual Report on Form 10K for the year ended December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2002 and results of operations and cash flows for the periods presented. The December 31, 2001 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2.	Newly Effective and Recently Issued Accounting Pronouncements:

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset’s retirement costs are to be capitalized as part of the asset’s carrying amount and subsequently allocated to expense over the asset’s useful life. The Company is in the process of assessing the impact of SFAS 143 on the financial position and results of operations of the Company.

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

3.	Inventories: Inventories consist primarily of quarry products valued at the lower of average cost or market.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Property and Equipment, Net:

In thousands	September 30, 2002	December 31, 2001

Land	$42,417	$38,107

Quarry property	54,061	44,177

Buildings and leasehold improvements	50,157	44,039

Equipment and vehicles	630,160	550,423

Office furniture and equipment	10,069	9,180

	786,864	685,926

Less accumulated depreciation, depletion and amortization	448,930	423,503

	$337,934	$262,423

5.	Earnings Per Share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

In thousands, except per share data	2002	2001	2002	2001

Numerator — basic and diluted earnings per share
Net income	$23,069	$23,938	$37,984	$38,408

Denominator — basic earnings per share
Weighted average common stock outstanding	41,460	41,107	41,300	41,070
Less weighted average restricted stock outstanding	1,272	1,279	1,261	1,282

Total	40,188	39,828	40,039	39,788

Basic earnings per share	$0.57	$0.60	$0.95	$0.97

Denominator — diluted earnings per share
Denominator — basic earnings per share	40,188	39,828	40,039	39,788

Effect of dilutive securities:

Common stock options	21	17	21	17

Warrants	—	204	—	201

Restricted stock	579	735	555	667

Total	40,788	40,784	40,615	40,673

Diluted earnings per share	$0.57	$0.59	$0.94	$0.94

6.	Comprehensive Income: The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

In thousands	2002	2001	2002	2001

Net income	$23,069	$23,938	$37,984	$38,408

Other comprehensive income (loss):

Changes in net unrealized losses on investments	(807)	(622)	(1,207)	(734)

Total comprehensive income	$22,262	$23,316	$36,777	$37,674

7.	Commitments and Contingencies:

Disclosure of Significant Estimates — Litigation: The Company’s wholly-owned subsidiary, Granite Construction Company (“GCCO”), as a member of a joint venture and individually doing business as Concrete Products Company (“CPC”), is among a number of construction companies who, together with the Utah Department of Transportation (“UDOT”), are named as defendants in a lawsuit filed in the United States District Court for the District of Utah by Stephen

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

K. Maxfield and John Peterson. Maxfield, the chief executive officer of a trucking company, and Peterson, an independent contractor, filed the lawsuit on behalf of the United States under the federal False Claim Act seeking to recover damages and civil penalties arising out of false claims allegedly presented by the defendants pursuant to a contract for the reconstruction of a portion of Interstate 15 in the Salt Lake Valley beginning in 1997.

The project was carried out under a contract between UDOT and Wasatch Constructors (“Wasatch”), a joint venture in which GCCO holds a 23% interest, and a major portion of the funding for the project was provided by the United States Government. The lawsuit alleges that the defendants defrauded the United States Government by presenting false claims and that various defendants engaged in a number of other unlawful practices. Among other things, the plaintiffs allege that certain defendants, including CPC, who were subcontractors to Wasatch defrauded the government by charging Wasatch for dirt and fill material they did not provide and that Wasatch and UDOT knowingly paid for such excess material. The plaintiffs also allege that Wasatch provided substandard workmanship and materials; failed to provide certain facilities required by the contract; failed to perform obligations with respect to the management of traffic; failed to comply with clean air and clean water standards; failed to comply with federal minimum wage statutes; violated federal anti kickback statutes; and filed false certifications regarding its entitlement to the payment of bonuses. The complaint seeks damages equal to three times the amount of the damages sustained by the United States Government plus civil penalties of between $5,000 and $10,000 for each false claim submitted, for a total amount which the plaintiffs allege exceeds $46,400,000.

The original complaint was filed in January 1999 but remained under seal pending an investigation and potential intervention in the case by the United States Department of Justice. On September 30, 2002, the Justice Department notified the Court that it would not intervene in the case at this time, and on October 1, 2002 the case was ordered unsealed. To date, GCCO has not been served in any capacity. GCCO was not the managing partner of Wasatch and, therefore, was not principally involved in the ongoing management of the project; however, the Company and GCCO believe that the allegations in the lawsuit are without merit and intend to contest them vigorously. The lawsuit is in the preliminary stage and the Company cannot predict its outcome with certainty. The litigation process is inherently uncertain, and this type of litigation is particularly complex and can extend for a protracted period of time. As a result, GCCO’s defense of the lawsuit, regardless of its eventual outcome, may be costly. Should the outcome of the lawsuit be adverse to GCCO, it could be required to pay significant monetary damages. In addition, since GCCO is a general partner of Wasatch, it would be jointly and severally liable for damages or penalties assessed against Wasatch, although the Company and GCCO have no reason to believe that the other joint venture partners would not bear their pro rata share of any such damages or penalties.

The Company is a party to a number of other legal proceedings and believes that the nature and number of these proceedings are typical for a construction firm of its size and scope. The Company’s litigation typically involves claims regarding public liability or contract related issues. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unanticipated unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained herein and in the Company’s 2001 annual report on Form 10-K. The Company evaluates segment performance based on operating profit or loss, which does not include income taxes, interest income, interest expense, other income (expense), or minority interest.

Information about Profit and Assets (in thousands):

Three Months Ended September 30,	HCD	Branch	Total

2002

Revenues from external customers	$156,782	$426,946	$583,728

Inter-segment revenue transfer	(3,758)	3,758	—

Net revenue	153,024	430,704	583,728

Depreciation and amortization	3,510	10,549	14,059

Operating income	$6,730	$42,778	$49,508

2001

Revenues from external customers	$146,430	$370,302	$516,732

Inter-segment revenue transfer	(4,059)	4,059	—

Net revenue	142,371	374,361	516,732

Depreciation and amortization	2,553	8,320	10,873

Operating income (loss)	$(7,462)	$49,520	$42,058

Nine Months Ended September 30,	HCD	Branch	Total

2002

Revenues from external customers	$437,306	$874,577	$1,311,883

Inter-segment revenue transfer	(14,915)	14,915	—

Net revenue	422,391	889,492	1,311,883

Depreciation and amortization	8,771	26,659	35,430

Operating income	16,495	77,414	93,909

Property and equipment	$39,939	$271,106	$311,045

2001

Revenues from external customers	$327,231	$793,798	$1,121,029

Inter-segment revenue transfer	(8,376)	8,376	—

Net revenue	318,855	802,174	1,121,029

Depreciation and amortization	6,900	24,333	31,233

Operating income (loss)	(5,609)	81,733	76,124

Property and equipment	$44,332	$207,699	$252,031

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Reconciliation of Segment Profit to the Company’s Consolidated Totals (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Profit:

Total profit for reportable segments	$49,508	$42,058	$93,909	$76,124

Other income	1,652	8,750	1,958	14,709

Unallocated other corporate expenses	(12,469)	(12,198)	(32,085)	(28,884)

Income before provision for income taxes and minority interest	$38,691	$38,610	$63,782	$61,949

9.	Acquisitions:

Wilder Construction Company

On April 30, 2002 the Company purchased an additional 698,483 shares of Wilder Construction Company (“Wilder”) common stock for total consideration of $7.9 million (excluding $9.1 million of cash applied in the resulting consolidation of Wilder with the Company). As a result of this transaction the Company’s interest in Wilder increased from 48.0% at March 31, 2002 to 55.8% at September 30, 2002. The Company accounted for this step acquisition using the purchase method of accounting and the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.

During the years ended December 31, 2001 and 2000, the Company made investments of $4.6 million and $14.8 million, respectively to acquire common stock representing a 48.0% interest in Wilder which was accounted for under the equity method of accounting until April 30, 2002. Under the equity method the Company allocated its investments to the assets and liabilities of Wilder based on their estimated fair values at the date of the investments.

The Company’s share of the estimated fair value of Wilder’s net assets exceeded the purchase price at each investment date, therefore, no goodwill was recorded. The consolidation of Wilder at April 30, 2002 resulted in an increase in assets of $77.5 million, an increase in liabilities of $46.9 million and a decrease in investments in affiliates of $19.0 million. These amounts are considered non-cash items in the condensed consolidated statement of cash flows for the nine months ended September 30, 2002.

The following summarized unaudited pro forma results of operations for the three months ended September 30, 2001 and the nine months ended September 30, 2002 and 2001 assume the Company acquired its majority interest in Wilder as of the beginning of 2001. The pro forma data has been prepared for comparative purposes only. It does not purport to be indicative of the results of operations that would have resulted had the acquisition been consummated at the beginning of the periods presented, or that may occur in the future.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

In millions, except per share data	2002	2001	2002	2001

Revenue	$583.7	$584.0	$1,338.8	$1,238.6

Net income	$23.1	$24.3	$37.4	$38.3

Net income per diluted share	$0.57	$0.60	$0.92	$0.94

Robinson Construction Company and Parnum Paving, Inc.

On April 30, 2002, the Company purchased certain assets and assumed certain contracts of Robinson Construction Company (“Robinson”), a northern California construction contractor and materials supplier, for cash consideration of $8.1 million. The Company accounted for this acquisition using the purchase method of accounting. The purchase price was allocated to assets acquired (primarily property and equipment and inventory) based on their estimated fair values at the date of acquisition. The estimated fair value of Robinson’s assets exceeded the purchase price, therefore, no goodwill was recorded. Robinson recorded revenue of approximately $8.6 million during the year ended December 31, 2001.

In May 2002, the Company purchased certain assets and assumed certain contracts and liabilities of Redwood Empire Aggregates and its wholly owned subsidiary Parnum Paving, Inc. (“Parnum”), a northern California construction contractor and materials supplier, for cash consideration of approximately $15.2 million. The Company accounted for this acquisition using the purchase method of accounting. The purchase price was allocated to the assets acquired (primarily property and equipment and inventory) and liabilities assumed (primarily environmental remediation liabilities) based on their estimated fair values at the date of acquisition. The estimated fair value of Parnum’s assets exceeded the purchase price, therefore, no goodwill was recorded. Parnum recorded revenue of approximately $48.0 million during the year ended December 31, 2001.

Both the Robinson and Parnum acquisitions extend the Company’s geographic operations further into northern California and the results of their operations are included in the Company’s consolidated results from their respective acquisition dates.

10.	Investment in T.I.C. Holdings:

At March 31, 2002, the Company held a 27.0% minority interest in T.I.C. Holdings, Inc. (“TIC”), which it accounted for under the equity method of accounting. In June 2002, TIC repurchased 1.1 million shares of the TIC shares held by the Company for a cash payment to the Company of $13.1 million. The transaction reduced the Company’s interest in TIC to 15.5% and therefore the Company discontinued applying the equity method and applied the cost method as of the date of the transaction.

11.	Common Stock Repurchase Activity:

In 1999, the Company’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to $35.0 million of its common stock on the open market or in privately negotiated block purchases, exclusive of repurchases related to employee benefit plans,

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of which approximately $10.0 million remained at September 26, 2002. On September 26, 2002, the Company’s Board of Directors authorized the Company to repurchase $25.0 million of its common stock. The $25.0 million authorization replaced the $10.0 million remaining from the prior authorization. In addition, the Company is authorized to purchase shares for contribution to the Company’s Employee Stock Ownership Plan (“ESOP”).

During the three months ended September 30, 2002, the Company repurchased 331,100 shares of its common stock on the open market for a total purchase price of $5.6 million. Of the shares repurchased, 222,700 shares were retired and 108,400 shares were contributed to the ESOP. During the period from October 1, 2002 through November 11, 2002, the Company repurchased and retired an additional 105,800 shares for a total purchase price of $1.7 million.

12.	Subsequent Events:

On November 12, 2002, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.08 per share on the Company’s common stock. The dividend is payable January 15, 2003 to stockholders of record on December 27, 2002.

Effective October 1, 2002, the Company adopted the fair value method defined in SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), in accounting for the Company’s stock option plans. Previously, the Company applied the intrinsic value method (as permitted under SFAS 123) defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. SFAS 123 indicates that the fair value method is the preferable method of accounting, and requires that, when adopted, the fair value method be applied prospectively. Because the Company grants relatively few options under its plans, the impact of this change is expected to be insignificant.

On October 31, 2002, the Company purchased certain assets and assumed certain contracts of a California materials supplier for cash consideration of $13.8 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Disclosure

         This report contains forward-looking statements such as statements related to the impact of government regulations on the Company’s operations, the existence of bidding opportunities and the impact of legislation, availability of highway funds and economic conditions on the Company’s future results. Additionally, forward-looking statements include statements that can be identified by the use of forward-looking terminology such as “believes,” “expects,” “appears,” “may,” “will,” “should,” or “anticipates” or the negative thereof or comparable terminology, or by discussions of strategy.

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

Results of Operations

	Three Months Ended					Nine Months Ended
Revenue	September 30,					September 30,

(In millions)	2002	2001	Change	%		2002	2001	Change	%

By Division:

Branch Division	$430.7	$374.4	$56.3		15.0%	$889.5	$802.2	$87.3		10.9%

Heavy Construction Division	153.0	142.3	10.7		7.5%	422.4	318.8	103.6		32.5%

	$583.7	$516.7	$67.0		13.0%	$1,311.9	$1,121.0	$190.9		17.0%

By Geographic Area:

California	$254.3	$237.9	$16.4		6.9%	$547.5	$527.0	$20.5		3.9%

West (excluding California)	219.1	154.2	64.9		42.1%	448.9	312.7	136.2		43.6%

Midwest	19.5	16.4	3.1		18.9%	54.9	34.5	20.4		59.1%

Northeast	25.0	32.4	(7.4)	–	22.8%	71.5	50.9	20.6		40.5%

South	65.8	75.8	(10.0)	–	13.2%	189.1	195.9	(6.8)		-3.5%

	$583.7	$516.7	$67.0		13.0%	$1,311.9	$1,121.0	$190.9		17.0%

By Market Sector:

Federal agencies	$19.0	$26.6	$(7.6)	–	28.6%	$44.4	$55.2	$(10.8)	–	19.6%

State agencies	233.1	216.3	16.8		7.8%	535.5	461.2	74.3		16.1%

Local public agencies	177.1	121.5	55.6		45.8%	361.1	263.0	98.1		37.3%

Total public sector	429.2	364.4	64.8		17.8%	941.0	779.4	161.6		20.7%

Private sector	79.2	88.1	(8.9)	–	10.1%	202.6	197.8	4.8		2.4%

Material sales	75.3	64.2	11.1		17.3%	168.3	143.8	24.5		17.0%

	$583.7	$516.7	$67.0		13.0%	$1,311.9	$1,121.0	$190.9		17.0%

         Revenue: Revenue for the three and nine month periods ended September 30, 2002 increased over the corresponding 2001 periods by $67.0 million and $190.9 million, respectively. Branch Division revenue for the three and nine month periods in 2002 includes $77.5 million and $113.5 million of revenue, respectively, from the newly consolidated Wilder Construction Company (“Wilder”) subsidiary and an additional $25.8 million and $34.0 million of revenue, respectively, from the businesses acquired from Robinson Construction Company and Parnum Paving, Inc. (“Robinson” and “Parnum”) (see Note 9 to the Condensed Consolidated Financial Statements). Excluding the Wilder, Robinson and Parnum revenue, Branch Division revenue for the three and nine month periods ended September 30, 2002 decreased compared with the corresponding 2001 periods by $47.0 million and $60.2 million, respectively. Revenue was lower in the quarter ended September 30, 2002 in many of the Branch Division’s locations compared with the corresponding 2001 quarter, with the most significant decreases in Utah and California (excluding Robinson and Parnum). Although the most significant decreases occurred in the private sector work, the Branch Division’s public sector revenue also showed a decrease in the third quarter of 2002 as compared with the third quarter of 2001 that the Company believes is attributable to the impact of a slowdown in private development projects and the related increased competitiveness in bidding for public sector projects due to recent economic slowdowns - particularly in the West (see “Outlook”).

         Revenue from the Company’s Heavy Construction Division (“HCD”) increased 7.5% and 32.5% in the three and nine months ended September 30, 2002, respectively, over the corresponding periods in 2001. Included in HCD revenue for the nine months ended September 30, 2002 is $70.7 million of revenue from the new Granite Halmar location in New York of which $46.1 million was earned during the six months ended June 30, 2002. The Granite Halmar business was acquired on July 1, 2001 and made its first revenue contribution in the third quarter of 2001. Excluding the effect of the Granite Halmar business in the first six months of 2002, the increased HCD revenue in the 2002 periods reflects larger volume from higher backlog at the beginning of 2002.

         Overall, after adjusting for the revenue effect of recent acquisitions, total Company revenue decreased in the quarter ended September 30, 2002 as compared with the corresponding quarter in 2001 by approximately $36.3 million or 7.0% due to the lower revenue volume in the Branch Division described above which was partially offset by increases in HCD revenue. Revenue from the sale of materials for the quarter ended September 30, 2002 was $63.5 million, after excluding revenue from Wilder, Parnum and Robinson, which represents a very slight decrease from the $64.2 million recorded in the corresponding 2001 quarter.

Backlog	September 30, 2002		June 30, 2002		September 30, 2001

(In millions)	Amount	%	Amount	%	Amount	%

By Division:

Branch Division	$529.8	30.4%	$570.8	35.9%	$463.2	29.1%

Heavy Construction Division	1,213.7	69.6%	1,017.1	64.1%	1,129.9	70.9%

	$1,743.5	100.0%	$1,587.9	100.0%	$1,593.1	100.0%

By Geographic Area:

California	$308.2	17.7%	$373.4	23.5%	$363.7	22.8%

West (excluding California)	496.5	28.5%	338.2	21.3%	337.7	21.2%

Midwest	106.7	6.1%	126.3	8.0%	169.6	10.7%

Northeast	257.6	14.8%	243.3	15.3%	297.8	18.7%

South	574.5	32.9%	506.7	31.9%	424.3	26.6%

	$1,743.5	100.0%	$1,587.9	100.0%	$1,593.1	100.0%

By Market Sector:

Federal agencies	$90.0	5.2%	$41.1	2.6%	$56.2	3.5%

State agencies	737.7	42.3%	783.0	49.3%	829.7	52.1%

Local public agencies	773.0	44.3%	649.1	40.9%	528.1	33.2%

Total public sector	1,600.7	91.8%	1,473.2	92.8%	1,414.0	88.8%

Private sector	142.8	8.2%	114.7	7.2%	179.1	11.2%

	$1,743.5	100.0%	$1,587.9	100.0%	$1,593.1	100.0%

         Backlog: The Company’s backlog at September 30, 2002 of $1,743.5 million was $150.4 million higher than the backlog at September 30, 2001, including $113.1 million related to the newly consolidated Wilder subsidiary and the businesses acquired from Parnum and Robinson. Branch Division backlog decreased by $46.5 million, or 10.1%, from September 30, 2001 to September 30, 2002, after adjusting to remove the Wilder, Parnum and Robinson backlog from the 2002 balance. This represents a 31.6% decrease in private sector backlog and a 3.7% decrease in public sector backlog for the Branch Division (excluding Wilder, Parnum and Robinson) which the Company believes is attributable to the impact of a slowdown in private development projects and the related increased competitiveness in bidding for public sector projects due to recent economic slowdowns — particularly in the West (see “Outlook”). Branch Division public sector backlog includes its 35% share of a $170.7 million design/build railroad project in Nevada that is shared between the Company’s Branch Division and HCD.

         Heavy Construction Division backlog at September 30, 2002 of $1,213.7 million represents an increase of $196.6 million from its backlog at June 30, 2002 and $83.8 million from its backlog at September 30, 2001.

         The Company’s awards for the third quarter included a $55.4 million share of a waterway navigation lock joint venture project in Kentucky, a $40.5 million airport contract in Texas, a $35.4 million wharf extension project in New York, a $67.3 million share of a highway joint venture project in New Mexico, a $170.7 million design/build railroad project in Nevada and a $27.6 million infrastructure project in Florida.

	Three Months Ended		Nine Months Ended
Gross Profit	September 30,		September 30,

(In millions)	2002	2001	2002	2001

Total gross profit	$77.2	$61.8	$168.0	$130.5

Percent of revenue	13.2%	12.0%	12.8%	11.6%

         Gross Profit: Gross profit as a percent of revenue increased to 13.2% in the third quarter of 2002 from 12.0% in the third quarter of 2001 and to 12.8% for the nine months ended September 30, 2002 from 11.6% in the corresponding 2001 period. Gross profit in the quarter and nine months ended September 30, 2002 was positively impacted by a lower volume of revenue from projects less than 25% complete because the Company recognizes revenue only to the extent of cost incurred until a project reaches 25% complete. The amount of revenue generated in the three and nine month periods by jobs below the 25% completion threshold was approximately $38.1 million and $57.8 million, respectively, versus $71.1 million and $113.3 million, respectively in the same periods in 2001. In addition, the gross margin in the three month period ended September 30, 2001 was adversely affected by a reduction in the forecasted profitability of an east coast non-sponsored joint venture project. Partially offsetting these effects were lower gross profit margins recorded in most of the Branch Division locations resulting primarily from increased competition in a slower economic climate and, for the nine months ended September 30, 2002, due to the recognition of additional costs to complete several New York area projects during the first six months of 2002.

         Cost of revenue consists of direct costs on contracts, including labor and materials, subcontractor costs, direct overhead costs and equipment expense (primarily depreciation, maintenance and repairs).

	Three Months Ended		Nine Months Ended
General and Administrative Expenses	September 30,		September 30,

(In millions)	2002	2001	2002	2001

Salaries and related expenses	$18.2	$13.9	$53.0	$39.3

Incentive compensation, discretionary profit sharing and pension	10.9	9.4	18.8	16.2

Other general and administrative expenses	11.1	8.6	34.4	27.7

Total	$40.2	$31.9	$106.2	$83.2

Percent of revenue	6.9%	6.2%	8.1%	7.4%

         General and Administrative Expenses: Salaries and related expenses increased for the three and nine months ended September 30, 2002 over the comparable periods in 2001 due to increased staffing to support the Company’s current and expected growth, including approximately $2.4 million and $4.5 million for the three and nine month periods ended September 30, 2002, respectively, in costs associated with the consolidation of Wilder and the Company’s geographic expansion into northern California and $3.0 million in the nine month period ended September 30, 2002 resulting from inclusion of the Granite Halmar location in New York for the entire 2002 period. Incentive compensation, discretionary profit sharing and pension costs increased as a function of the Company’s higher operating profit in 2002. Increases in other general and administrative expenses primarily resulted from costs associated with the Company’s continued growth, including approximately $2.2 million and $5.4 million, respectively, in costs associated with the Company’s expansion into northern California and New York as well as the inclusion of costs from the newly consolidated Wilder subsidiary. Other general and administrative costs include information technology, occupancy, office equipment and supplies, depreciation, travel and entertainment, outside services, advertising and marketing, training and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expense.

	Three Months Ended		Nine Months Ended
Operating Income	September 30,		September 30,

(In millions)	2002	2001	2002	2001

Branch Division	$42.8	$49.5	$77.4	$81.7

Heavy Construction Division	6.7	(7.5)	16.5	(5.6)

Unallocated corporate expenses	(12.5)	(12.2)	(32.1)	(28.9)

Total	$37.0	$29.8	$61.8	$47.2

         Operating Income: The Heavy Construction Division’s contribution to operating income increased in the third quarter of 2002 compared to the third quarter of 2001 due primarily to increased volume at a higher profit margin as described in “Revenue” and “Gross Profit” above. Branch Division operating income for the quarter and nine months ended September 30, 2002 includes approximately $4.5 million and $5.3 million, respectively, from the newly consolidated Wilder subsidiary and the expansion into northern California. Excluding these locations, Branch Division operating income decreased in the 2002 periods due to lower revenue and lower gross profit margins described in “Revenue” and “Gross Profit” above.

	Three Months Ended		Nine Months Ended
Other Income (Expense)	September 30,		September 30,

(In millions)	2002	2001	2002	2001

Interest income	$2.1	$3.9	$6.0	$8.7

Interest expense	(2.5)	(2.5)	(6.7)	(6.5)

Gain on sales of property and equipment	0.9	3.5	1.6	8.4

Other, net	1.2	3.9	1.1	4.1

Total	$1.7	$8.8	$2.0	$14.7

         Other Income (Expense): Other income decreased by $12.7 million to $2.0 million for the nine months ended September 30, 2002 and by $7.1 million to $1.7 million for the three months ended September 30, 2002 compared with the same periods in 2001. The decrease was due primarily to the absence of $5.1 million and $2.9 million recognized on the sale of developed property in the nine month and three month periods ended September 30 2001, respectively, lower gains on the sales of equipment, lower interest income primarily resulting from lower interest rates in 2002 as compared to the same periods in 2001, as well as the impact of discontinuing recording the results of T.I.C. Holdings, Inc. (“TIC”) and Wilder in other income under the equity method of accounting during the second quarter of 2002 (see Notes 9 and 10 to the Condensed Consolidated Financial Statements).

	Three Months Ended		Nine Months Ended
Provision for Income Taxes	September 30,		September 30,

(In millions)	2002	2001	2002	2001

Provision for income taxes	$13.7	$14.7	$23.1	$23.5

Effective tax rate	35.4%	38.0%	36.2%	38.0%

         Income Taxes: The Company’s effective tax rate decreased to 35.4% and 36.2% for the three and nine month periods ended September 30, 2002, respectively, compared to 38.0% in the comparable 2001 periods. During the third quarter of 2002, the Company reduced its annual effective tax rate to 36.2%. The lower rate was due to the combined factors of higher percentage depletion deductions related to quarry properties and higher state tax credits. The Company currently expects that it will be able to hold this effective tax rate through the end of 2003.

Outlook

         Although the Company has reduced its earnings expectations for its fiscal year 2002, the fundamentals of its public sector business remain strong, based on healthy levels of federal, state and local funding for transportation infrastructure projects across the country. The Company expects that its public sector market will continue to provide good bidding opportunities for the remainder of this year and into 2003.

         However, as expected, the Branch Division business softened in the third quarter in response to weaker economic conditions, which have created a more competitive bidding environment throughout California, Nevada, Utah and Arizona. Specifically, the Company has witnessed a slowdown in the private side of the Branch business, as developers have been reluctant to move forward with site development projects for commercial and residential uses. Moreover, the slowdown in the private sector has contributed to an increase in the number of firms bidding on public sector projects.

         The Company anticipates that the difficult market conditions for the Branch Division will likely persist for the rest of 2002 and into 2003, as the economy seems slow to get any traction.

         The Company also believes that the profit contribution from its Heavy Construction Division (HCD) will be lower than anticipated for 2002, due to slower than expected progress on certain large projects and slightly lower overall margin expectations as well as the lack of an earnings contribution from a large job that had been forecast to reach 25 percent completion by the end of the fourth quarter of 2002. HCD’s performance in 2002 has also been hindered by the additional costs associated with its 2001 acquisition of Halmar Builders of New York. The Company believes that the new entity, Granite Halmar, is positioned to break even in 2003, and should begin to make a positive contribution to the Company’s earnings in 2004.

         Looking ahead to 2003, HCD has the opportunity to improve on its 2002 performance, based on a strong backlog, which the Company anticipates will deliver good margins. The opportunities to add projects to that backlog are also expected to be excellent, especially in the large, design-build transportation arena.

         On the political front, this month’s mid-term elections will have a direct impact on transportation and infrastructure funding and policy issues at the federal, state and local levels from coast to coast.

         With regard to funding, the November 5th election produced mixed results for the Company. In Washington State, voters turned down an initiative to increase the gasoline tax by nine cents per gallon to raise $7.8 billion for transportation improvements. It is not clear at this time what impact the failure of this initiative will have on Wilder Construction Company, the Everett, Washington-based heavy civil contractor of which the Company owns 56 percent. Approximately 50 percent of Wilder’s 2001 business is in Washington State.

         In Seattle, votes are still being counted as of the date of this report on a measure to fund a new monorail for the city. The Company is the sponsor of one of two teams pursuing this $1.5 billion project.

         In Nevada, voters in Washoe County (Reno) approved a 1/8-cent increase in the county sales tax to fund $400 million in transportation improvements. Voters in Reno also elected a new mayor and two city council members who support the Company’s $170.7 million rail trench project. These officials ran against candidates who were publicly opposed to the project.

         In California, election results were generally disappointing. Voters in the Golden State failed to provide the 66 2/3% of the vote required for passage on four out of five 1/2 cent sales tax measures to fund transportation projects. Riverside County, however, did approve its 1/2 cent sales tax initiative, which is expected to raise a little over $1 billion for highway and road improvements over a 20-year period. This development will clearly benefit the Company’s Southern California Branch operations.

         Farther north, in San Francisco, voters approved a $1.6 billion plan to rebuild the Hetch Hetchy water system, which provides water supply for the entire San Francisco Bay Area. With additional sources of funding from other Bay Area cities and counties, the total cost of the rebuilding program will be approximately $3.6 billion.

         Just south of San Francisco in Santa Clara County, voters approved a measure to redirect $2.1 billion in transportation funding over a 20 year period from transit to highway, road and street improvement projects.

         Money will certainly be at the heart of deliberations on the next Federal transportation reauthorization legislation, both in terms of total amount and how it is divided up. With a fragile economy and the fiscal pressures on every level of government, it is unclear at this point how successful the industry can be in securing additional funds for transportation in the TEA-21 reauthorization bill. One positive sign is that legislators on both sides of the aisle have rallied to support maintaining highway funding levels in the face of recommendations from the Office of Management and Budget to trim the 2002-2003 expenditures from $31.8 billion to $27.2 billion. If this kind of bipartisan sentiment continues to prevail in both the Senate and House, the Company believes the outlook for reauthorization could brighten considerably. Nevertheless, with the war on terrorism and stagnant revenues, the competition for Federal dollars will continue to intensify.

         In summary, while the Company remains cautious about its prospects for the short-term, in the long-term, it remains very optimistic about the demand for transportation infrastructure investment and the interest by policy makers to fund much-needed improvements.

Liquidity and Capital Resources

	Nine Months Ended September 30,

(In millions)	2002	2001

Cash and cash equivalents	$35.4	$112.0

Cash, cash equivalents and marketable securities	168.4	165.2

Net cash provided (used) by:

Operating activities	56.7	68.1

Investing activities	(114.5)	(75.8)

Financing activities	(32.0)	61.9

Capital expenditures	$43.8	$57.9

         Cash provided by operating activities of $56.7 million for the nine months ended September 30, 2002 was $11.4 million or 16.7% lower than the corresponding period in 2001 due primarily to lower net income and the absence of certain large advance payments that had been received on several projects in 2001 which is reflected in the decrease in the change in Billings In Excess Of Costs And Estimated Earnings, Net in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 as compared to the corresponding period in 2001. Included in costs and estimated earnings in excess of billings at September 30, 2002 is approximately $12.0 million related to claims and unexecuted change orders acquired from Halmar Builders of New York, Inc. that the Company believes are probable of collection.

         Cash used by investing activities for the nine months ended September 30, 2002 increased $38.7 million over the corresponding 2001 period due primarily to higher net purchases of marketable securities and lower proceeds from sales of property and equipment which were partially offset by lower purchases of property and equipment and cash received from T.I.C. Holdings, Inc. (“TIC”) related to the repurchase of TIC shares held by the Company. The lower property and equipment purchases reflect purchasing timing differences and are not necessarily indicative of the Company’s expectations for the full year. The Company has budgeted $60.0 million for capital expenditures in 2002, which includes amounts for construction equipment, aggregate and asphalt plants, buildings, leasehold improvements and the purchase of aggregate reserves. During the three months ended September 30, 2002 the Company purchased $30.9 million of U.S. government debt securities with maturities through 2005 that have been recorded as long-term marketable securities in the Condensed Consolidated Balance Sheet at September 30, 2002. The longer term securities were purchased as part of the Company’s overall investment strategy that is designed to balance liquidity with achieving a reasonable rate of return on its invested balances.

         Cash used by financing activities for the nine months ended September 30, 2002 was $32.0 million as compared to $61.9 million provided by financing activities in the corresponding 2001 period, reflecting the absence of significant proceeds from long-term debt and the increase in cash expended to repurchase the Company’s stock, partially offset by proceeds received from the exercise of warrants to purchase the Company’s stock during the 2002 period.

         In 1999, the Company’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to $35.0 million of its common stock on the open market or in privately negotiated block purchases, exclusive of repurchases related to employee benefit plans, of which approximately $10.0 million remained at September 26, 2002. On September 26, 2002, the Company’s Board of Directors authorized the Company to repurchase $25.0 million of its common stock. The $25.0 million authorization replaced the $10.0 million remaining from the prior authorization. In addition, the Company is authorized to purchase shares for contribution to the Company’s Employee Stock Ownership Plan (“ESOP”). During the three months ended September 30, 2002, the Company repurchased 331,100 shares of its common stock on the open market for a total purchase price of $5.6 million. Of the shares repurchased, 222,700 shares were retired and 108,400 shares were contributed to the ESOP. During the period from October 1, 2002 through November 11, 2002, the Company repurchased and retired an additional 105,800 shares for a total purchase price of $1.7 million

         Included in long-term debt at September 30, 2002 is $12.7 million from the Company’s newly consolidated Wilder subsidiary, of which $3.0 million is collateralized by certain of Wilder’s assets. This Wilder debt bears interest at rates varying between 1% lower than the bank’s prime rate and 8.0% per annum and is generally payable in installments through 2010. Wilder also has a $10.0 million line of credit with a bank, collateralized by certain of Wilder’s assets, of which $10.0 million was available at September 30, 2002.

         In addition to its working capital and cash generated from operations, the Company currently has access to funds under a $60.0 million bank revolving line of credit (exclusive of the Wilder line of credit described above), of which $55.9 million was available at September 30, 2002.

         The Company’s cash and cash equivalents and short-term and long-term marketable securities totaled $168.4 million at September 30, 2002. The Company believes that its current cash and cash equivalents, short-term marketable securities, cash generated from operations and amounts available under its existing credit facilities will be sufficient to meet its expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with its existing operations through at least the next twelve months.

Newly Effective and Recently Issued Accounting Pronouncements:

         In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset’s retirement costs are to be capitalized as part of the asset’s carrying amount and subsequently allocated to expense over the asset’s useful life. The Company is in the process of assessing the impact of SFAS 143 on the financial position and results of operations of the Company.

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

         On November 12, 2002, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.08 per share on the Company’s common stock. The dividend is payable January 15, 2003 to stockholders of record on December 27, 2002.

         Effective October 1, 2002, the Company adopted the fair value method defined in SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), in accounting for the Company’s stock option plans. Previously, the Company applied the intrinsic value method (as permitted under SFAS 123) defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. SFAS 123 indicates that the fair value method is the preferable method of accounting, and requires that, when adopted, the fair value method be applied prospectively. Because the Company grants relatively few options under its plans, the impact of this change is expected to be insignificant.

         On October 31, 2002, the Company purchased certain assets and assumed certain contracts of a California materials supplier for cash consideration of $13.8 million.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s exposure to market risk since December 31, 2001.

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company’s wholly-owned subsidiary, Granite Construction Company (“GCCO”), as a member of a joint venture and individually doing business as Concrete Products Company (“CPC”), is among a number of construction companies who, together with the Utah Department of Transportation (“UDOT”), are named as defendants in a lawsuit filed in the United States District Court for the District of Utah by Stephen K. Maxfield and John Peterson. Maxfield, the chief executive officer of a trucking company, and Peterson, an independent contractor, filed the lawsuit on behalf of the United States under the federal False Claim Act seeking to recover damages and civil penalties arising out of false claims allegedly presented by the defendants pursuant to a contract for the reconstruction of a portion of Interstate 15 in the Salt Lake Valley beginning in 1997.

The project was carried out under a contract between UDOT and Wasatch Constructors (“Wasatch”), a joint venture in which GCCO holds a 23% interest, and a major portion of the funding for the project was provided by the United States Government. The lawsuit alleges that the defendants defrauded the United States Government by presenting false claims and that various defendants engaged in a number of other unlawful practices. Among other things, the plaintiffs allege that certain defendants, including CPC, who were subcontractors to Wasatch defrauded the government by charging Wasatch for dirt and fill material they did not provide and that Wasatch and UDOT knowingly paid for such excess material. The plaintiffs also allege that Wasatch provided substandard workmanship and materials; failed to provide certain facilities required by the contract; failed to perform obligations with respect to the management of traffic; failed to comply with clean air and clean water standards; failed to comply with federal minimum wage statutes; violated federal anti kickback statutes; and filed false certifications regarding its entitlement to the payment of bonuses. The complaint seeks damages equal to three times the amount of the damages sustained by the United States Government plus civil penalties of between $5,000 and $10,000 for each false claim submitted, for a total amount which the plaintiffs allege exceeds $46,400,000.

The original complaint was filed in January 1999 but remained under seal pending an investigation and potential intervention in the case by the United States Department of Justice. On September 30, 2002, the Justice Department notified the Court that it would not intervene in the case at this time, and on October 1, 2002 the case was ordered unsealed. To date, GCCO has not been served in any capacity. GCCO was not the managing partner of Wasatch and, therefore, was not principally involved in the ongoing management of the project; however, the Company and GCCO believe that the allegations in the lawsuit are without merit and intend to contest them vigorously. The lawsuit is in the preliminary stage and the Company cannot predict its outcome with certainty. The litigation process is inherently uncertain, and this type of litigation is particularly complex and can extend for a protracted period of time. As a result, GCCO’s defense of the lawsuit, regardless of its eventual outcome, may be costly. Should the outcome of the lawsuit be adverse to GCCO, it could be required to pay significant monetary damages. In addition, since GCCO is a general partner of Wasatch, it would be jointly and severally liable for damages or penalties assessed against Wasatch, although the Company and GCCO have no reason to believe that the other joint venture partners would not bear their pro rata share of any such damages or penalties.

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

On August 14, 2002, the Company filed a Current Report on Form 8-K reporting under Items 5 and 7 on the filing with the SEC of Statements under Oath of the Company’s Principal Executive Officer and Chief Financial Officer regarding facts and circumstances relating to Exchange Act filings pursuant to SEC Order No. 4-460.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date: November 14, 2002	By:	/s/ William E. Barton

William E. Barton

Senior Vice President and Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, David H. Watts, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Granite Construction Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ David H. Watts

David H. Watts, Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, William E. Barton, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Granite Construction Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ William E. Barton

William E. Barton, Chief Financial Officer