Form 10-K
period 2002-12-31
GRANITE CONSTRUCTION INC
filed 2003-03-28
CIK 861459

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   [X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           AND EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-12911
                             ---------------------
                       GRANITE CONSTRUCTION INCORPORATED
            (Exact name of registrant as specified in this charter)

                   DELAWARE                                      77-0239383
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)

            585 WEST BEACH STREET,                                 95076
           WATSONVILLE, CALIFORNIA                               (Zip Code)
   (Address of principal executive offices)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Act).  Yes [X]     No [ ].

     The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was approximately $804,226,228 as of June 28, 2002, based upon the average of the high and low sales prices per share of the registrant's Common Stock as reported on the New York Stock Exchange on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     At March 19, 2003, 41,240,297 shares of Common Stock, par value $0.01, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held May 19, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          NO.
                                                                          ----
PART I..................................................................    2
  Item 1.   BUSINESS....................................................    2
  Item 2.   PROPERTIES..................................................   10
  Item 3.   LEGAL PROCEEDINGS...........................................   11
  Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   11

PART II.................................................................   12
  Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS.........................................   12
  Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA........................   13
  Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATION....................................   14
  Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK........................................................   28
  Item 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....   30
  Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURES...................................   30

PART III................................................................   30
  Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   30
  Item 11.  EXECUTIVE COMPENSATION......................................   30
  Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS..................   30
  Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   30
  Item 14.  CONTROLS AND PROCEDURES.....................................   31

PART IV.................................................................   31
  Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K.........................................................   31

                                     PART I

ITEM 1.  BUSINESS

FORWARD LOOKING DISCLOSURE

     This Annual Report on Form 10-K ("Report") contains "forward-looking statements" within the meaning of the Private Litigation Reform Act of 1995 regarding future events and the future results of Granite that are based on current expectations, estimates, forecasts, and projects as well as the beliefs and assumptions of Granite's management. Words such as "outlook", "believes", "expects", "appears", "may", "will", "should", "anticipates" or the negative thereof or comparable terminology, are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled "Risk Factors" and elsewhere, and in other reports Granite files with the Securities and Exchange Commission, specifically the most recent reports on Form 8-K and Form 10-Q. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Granite undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

INTRODUCTION

     Unless otherwise indicated, the terms "we," "us," "our" and "Granite" refer to Granite Construction Incorporated and its consolidated subsidiaries. We were originally incorporated in 1922 as Granite Construction Company. In 1990, Granite Construction Incorporated was incorporated in Delaware as the holding company for Granite Construction Company and its wholly owned subsidiaries.

     We are one of the largest heavy civil construction contractors in the United States. We operate nationwide, serving both public and private sector clients. Within the public sector, we primarily concentrate on infrastructure projects, including the construction of roads, highways, bridges, dams, tunnels, canals, mass transit facilities and airports. Within the private sector, we perform site preparation services for buildings, plants, subdivisions and other facilities. Our diversification in both the public and private sectors and our mix of project types and sizes have contributed to our revenue growth and profitability in various economic environments.

     We own and lease substantial aggregate reserves and own 158 construction materials processing plants. We also have one of the largest contractor-owned heavy construction equipment fleets in the United States. We believe that the ownership of these assets enables us to compete more effectively by ensuring availability of these resources at a favorable cost.

OPERATING STRUCTURE

     We are organized into two operating segments, the Branch Division and the Heavy Construction Division. The Branch Division is comprised of branch offices that serve local markets, while the Heavy Construction Division ("HCD") is composed of regional offices and pursues major infrastructure projects throughout the nation. HCD focuses on building larger heavy civil projects with contract durations that are generally greater than two years, while Branch Division projects are typically smaller in size and shorter in duration.

     The two divisions complement each other in a variety of ways. HCD is a major user of construction equipment and employs sophisticated techniques on complex projects. The branches draw on these resources, which are generally not available to smaller, local competitors. Conversely, the Branch Division has greater knowledge of local markets and provides HCD with valuable local information regarding larger projects in the branches' areas, as well as providing a source of aggregates. The two divisions sometimes jointly perform projects when a project in a particular region exceeds the local branch's capabilities, such as the $170.7 million design/build railroad project in Reno, Nevada that was awarded in 2002.

     As decentralized profit centers, the branches and HCD independently estimate, bid and complete contracts. Both divisions are supported by centralized functions, including finance, accounting, tax, human resources, labor relations, safety, legal, insurance, surety, corporate development and information technology.

We believe that centralized support for decentralized profit centers results in a more market-responsive business with effective controls and reduced overhead.

     When determining whether to bid on a project we consider our ability to be competitive at acceptable profit margins and the availability of estimating and project building personnel as key factors. Other factors considered include the customer; the geographic location; our competitive advantages and disadvantages relative to likely competitors for the project; current and projected workload; and the likelihood of follow-up work. Both operating divisions use a proprietary computer-based project estimating system that reflects our significant accumulated experience. We believe that an exhaustive, detailed approach to a project's estimate and bid is important in order to best identify the project's risks and opportunities. Our estimates are comprehensive in nature, sometimes totaling hundreds of pages of analysis. Each project is broken down into items of work, for which separate labor, equipment and materials estimates are made. Once a project begins, the estimate provides us with a budget against which the actual project cost is regularly measured, which enables us to manage our projects more effectively.

     Information about our business segments for the years ended December 31, 2002, 2001 and 2000 is incorporated in Note 15 of the "Notes to the Consolidated Financial Statements."

     Branch Division. In 2002, Branch Division contract revenue and sales of aggregate products were $1,187.8 million (67.3% of our total revenue) as compared with $1,083.7 million (70.0% of our total revenue) in 2001. The Branch Division has both public and private sector clients. Public sector activities include both new construction and improvement of streets, roads, highways and bridges. For example, the branches widen and repave roads and modify and replace bridges. Major private sector contracts include site preparation for housing and commercial development, including excavation, grading and street paving, and installation of curbs, gutters, sidewalks and underground utilities.

     During 2002, we purchased additional shares of Wilder Construction Company ("Wilder"), a heavy civil construction company with regional offices located in Washington, Oregon and Alaska, which increased our ownership interest from approximately 48% at December 31, 2001 to approximately 59% at December 31, 2002 (see Note 16 of the "Notes to the Consolidated Financial Statements"). Upon achieving majority ownership of Wilder common stock on April 30, 2002 we ceased applying the equity method of accounting and began consolidating Wilder's financial position and results of operations as a part of our Branch Division. Also during 2002, we purchased the assets of Robinson Construction Company and Redwood Empire Aggregates together with its wholly owned subsidiary Parnum Paving, Inc., both Northern California construction contractors and materials suppliers for combined cash consideration of $23.3 million. We also purchased certain assets of West Coast Aggregates, Inc., a Central Coast California materials supplier, for cash consideration of $13.9 million. These recent acquisitions are part of our Branch Division.

     The Branch Division currently has 11 branch offices with additional satellite operations. Our branch offices in California are located in Bakersfield, Fresno (Central Valley), Watsonville (Monterey Bay Area), Palm Springs (Southern California), Sacramento (Northern California), San Jose, Santa Barbara and Stockton. Our branch offices outside of California are located in Arizona, Nevada and Utah. Additionally, our newly consolidated Wilder Construction Company subsidiary has locations in Alaska, Washington and Oregon. Each branch effectively operates as a local or regional construction company and our branch management is encouraged to participate actively in the local community. While individual branch revenues vary from year to year, in 2002 these revenues ranged from $41.5 million to $189.8 million.

     As part of our strategy, substantially all of our branches mine aggregates and operate plants that process aggregates into construction materials for internal use and for sale to others. These activities are integrated into the Branch Division construction business and provide both a source of profits and a competitive advantage to our construction business. Approximately half of the aggregate products produced in these branch operations are used in our construction projects. The remainder is sold to unaffiliated parties and accounted for $227.7 million of revenue in 2002, representing 12.9% of our total 2002 revenue, compared with $189.9 million, or 12.3% of our 2001 revenue. We have significant aggregate reserves that we have acquired by ownership in fee or through long-term leases.

     Heavy Construction Division. In 2002, revenue from HCD was $576.9 million (32.7% of Company revenue) compared with $464.3 million (30.0% of Company revenue) in 2001. HCD projects are usually larger and more complex than those performed by the Branch Division. HCD has completed projects throughout the nation in over 20 states from coast to coast.

     HCD builds infrastructure projects, including major highways, large dams, mass transit facilities, bridges, pipelines, canals, tunnels, waterway locks and dams, and airport runways, and has engaged in contract mine stripping, reclamation and large site preparation. It also performs activities such as demolition, clearing, excavation, de-watering, drainage, embankment fill, structural concrete, rail signalization, grading, and concrete and asphalt paving.

     HCD markets, estimates, bids and provides management oversight of its projects from our Watsonville, California headquarters and regional estimating offices in Davis, California (newly opened in 2003), New York, Texas, Georgia and Florida. Project staff located at job sites have the managerial, technical and clerical capacity to meet on-site project management requirements. HCD has the ability, if appropriate, to process locally sourced aggregates into construction materials using our own portable crushing, concrete and asphalt processing plants.

     HCD participates in joint ventures with other large construction companies. Joint ventures are used for large, technically complex projects, including design/build projects, where it is desirable to share risk and resources. Joint ventures provide independently prepared estimates and shared financing, equipment, local knowledge and expertise.

     Design/build projects have become a significant market opportunity for HCD. Unlike traditional projects where owners first hire a design firm and then put the plans out to bid for construction, design/build projects provide the owner with a single point of responsibility and a single contact for both design and construction. HCD's revenue from design/build projects has grown over the last ten years to 49.6% of HCD revenue in 2002. Although these projects may carry additional risk as compared to traditional bid/build projects, the profit opportunities can also be much higher. We frequently bid design/build projects as a part of a joint venture team.

BUSINESS STRATEGY

     Our fundamental objective is to increase long-term stockholder value by focusing on consistent profitability from controlled revenue growth. Stockholder value is measured by the appreciation of the value of our common stock over a period of years as well as a return from dividends. Further, it is a specific measure of our financial success to achieve a return on net assets, or RONA, greater than the cost of capital, creating "Granite Value Added." To accomplish these objectives, we employ the following strategies:

     Infrastructure Construction Focus -- We concentrate our core competencies on this segment of the construction industry, which includes the building of roads, highways, bridges, dams and tunnels, mass transit facilities, railroad infrastructure and underground utilities as well as site preparation. This focus emphasizes our specialized strengths, which include grading, paving and concrete structures.

     Employee Development -- We believe that our employees are key to the successful implementation of our business strategies. Significant resources are employed to attract, nurture and retain extraordinary talent and fully develop each employee's capabilities.

     Ownership of Aggregate Materials and Construction Equipment -- We own and lease aggregate reserves and own processing plants that are vertically integrated into our construction operations and own a large fleet of carefully maintained heavy construction equipment. By ensuring availability of these resources at favorable cost, we believe we have significant bidding advantages in many of our markets.

     Selective Bidding -- Once we select a job that meets our bidding criteria, the project is estimated using a highly comprehensive method with a proprietary estimating system, which details anticipated costs to construct to which margin is added to achieve the appropriate bid price for the risk assumed.

     Diversification -- To mitigate the risks inherent in construction and general economic factors, we pursue projects (i) in both the public and private sectors; (ii) for a wide range of customers within each sector (from the federal government to small municipalities and from large corporations to individual homeowners); (iii) in diverse geographic markets; and (iv) of various sizes, durations and complexities.

     Decentralized Profit Centers -- We approach each selected market with a local focus through our decentralized structure. Each of our branches and each HCD estimating office is an individual profit center.

     Profit-based Incentives -- We compensate our profit center managers with lower-than-market fixed salaries coupled with a substantial variable cash and restricted stock incentive element based on the annual profit performance of their respective profit centers.

     Controlled Expansion -- We intend to continue our expansion by selectively adding branches in the western United States, pursuing major infrastructure projects throughout the nation, expanding into other construction related market segments through acquisitions, and by leveraging our financial capacity by investing in projects that will generate construction work for us as well as provide an acceptable return on our investment.

     Accident Prevention -- We believe that the prevention of accidents is both a moral obligation and good business. By identifying and concentrating resources to address jobsite hazards, we continually strive to reduce our incident rates and the costs associated with accidents.

     Environmental Responsibility -- We believe it benefits everyone to maintain environmentally responsible operations. We are committed to effective air quality control measures and reclamation at our plant sites and to waste reduction and recycling of the potentially environmentally sensitive products used in our operations.

     Quality and High Ethical Standards -- We emphasize the importance of performing high quality work and maintaining high ethical standards through an established code of conduct and an effective corporate compliance program.

CUSTOMERS

     We have customers in both the public and private sectors. The Branch Division's most significant customer is the California Department of Transportation. In 2002, contracts with the California Department of Transportation represented 11.9% of our revenue. Other Branch Division clients include other state departments of transportation, county and city public works departments and developers and owners of industrial, commercial and residential sites. HCD's customers are predominantly in the public sector and currently include the state departments of transportation in several states. (See Note 1 of the "Notes to the Consolidated Financial Statements").

BACKLOG

     Our backlog (anticipated revenue from uncompleted portions of existing contracts) was $1,856.5 million at December 31, 2002, up from $1,377.2 million at December 31, 2001, and $1,120.5 million at December 31, 2000. Approximately $770.0 million of the December 31, 2002 backlog is expected to remain at December 31, 2003. We include a construction project in our backlog at such time as a contract is awarded and funding is in place. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.") We believe our backlog figures are firm, subject only to the cancellation and modification provisions contained in various contracts. Substantially all of the contracts in the backlog may be canceled or modified at the election of the client. However, we have not been materially adversely affected by contract cancellations or modifications in the past. (See "Business-Contract Provisions and Subcontracting.") A sizeable percentage of our anticipated contract revenue in any year is not reflected in our backlog at the start of the year due to the short duration of smaller Branch Division projects that are initiated and completed during each year ("turn business").

EQUIPMENT AND PLANTS

     We purchase and maintain many pieces of equipment, including cranes, bulldozers, barges, scrapers, graders, loaders, trucks, pavers and rollers as well as construction materials processing plants. In 2002 and 2001, we spent approximately $55.9 million and $57.6 million, respectively, for construction equipment, plants and vehicles. The breakdown of our construction equipment, plants and vehicles at December 31, 2002 is as follows:

Heavy construction equipment................................   2,811 units
Trucks, truck-tractors and trailers and vehicles............   4,814 units
Aggregate crushing plants...................................     55 plants
Asphalt concrete plants.....................................     60 plants
Portland cement concrete batch plants.......................     28 plants
Thermal soil remediation plants.............................       1 plant
Asphalt rubber plants.......................................      4 plants
Lime slurry plants..........................................     10 plants

     We believe that ownership of equipment is preferable to leasing because ownership ensures the equipment is available as needed and normally results in lower equipment costs. We attempt to keep our equipment as fully utilized as possible by pooling equipment for use by both the Branch Division and HCD. We regularly lease or rent equipment on a short-term basis to supplement existing equipment and respond to construction activity peaks.

EMPLOYEES

     On December 31, 2002, we employed 1,780 salaried employees, who work in management, estimating and clerical capacities, and 3,237 hourly employees. The total number of hourly personnel employed by us is subject to the volume of construction in progress. During 2002, the number of hourly employees ranged from 2,484 to 5,314 and averaged approximately 4,290. Our wholly owned subsidiaries, Granite Construction Company and Granite Halmar Construction Company, Inc. and our majority-owned subsidiary, Wilder Construction Company are parties to craft collective bargaining agreements in many areas in which they work.

     We believe our employees are our most valuable resource and that our workforce possesses a strong dedication to and pride in our company. Among salaried and non-union hourly employees, this dedication is reinforced by 26.4% equity ownership through our Employee Stock Ownership Plan, our Profit Sharing and 401k Plan and performance-based incentive compensation arrangements at December 31, 2002. Our 662 managerial and supervisory personnel have an average of 10 years of service with us.

COMPETITION

     Factors influencing our competitiveness are price, reputation for quality, the availability of aggregate materials, machinery and equipment, financial strength, knowledge of local markets and conditions, and project management and estimating abilities. Although some of our competitors are larger than us and may possess greater resources, we believe that we compete favorably on the basis of the foregoing factors. Historically the construction business does not usually require large amounts of capital, particularly for the smaller size of construction work pursued by our Branch Division, which can result in relative ease of market entry for companies possessing acceptable qualifications. Branch Division competitors range from small local construction companies to large regional and national construction companies. While the market areas of these competitors overlap with several of the markets served by our branches, few, if any, compete in all of our market areas. In addition, most of our branches own and/or have long-term leases on aggregate resources that provide an extra measure of competitive advantage in certain markets. HCD normally competes with large regional and national construction companies, which may or may not be larger than Granite. Although the construction business is highly competitive, we believe we are well positioned to compete effectively in the markets in which we operate.

CONTRACT PROVISIONS AND SUBCONTRACTING

     The majority of our contracts with our customers are either "fixed unit price" or " fixed price". Under fixed unit price contracts, we are committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete or cubic yards of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the unit price bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk that we may not be able to perform all the work for the specified amount. Our design/build projects are generally fixed price contracts and, primarily as a result of the growth in our design/build business in the last several years, the number of this type of contract has been increasing. Our contracts are generally obtained through competitive bidding in response to advertisements by federal, state and local government agencies and private parties. Less frequently, contracts may be obtained through direct negotiations with private owners. Our contract risk mitigation process includes review of bids fitting certain criteria by various levels of management and, in some cases, by the executive committee of our Board of Directors.

     There are a number of factors that can create variability in contract performance and results as compared to a project's original bid. The most significant of these include site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable), the availability and skill level of workers in the geographic location of the project, the availability and proximity of materials, the accuracy of the original bid and inclement weather. All of these factors can impose inefficiencies on contract performance and therefore have a direct impact on contract productivity (i.e., drive up contract costs), which in turn can have a direct impact on contract results. Design/build projects carry other risks such as the risk inherent in estimating quantities before the project design is completed and design error risk, including both additional construction costs due to any design errors and liability to the contract owner for the design of the project. Although we manage this additional risk by adding contingencies to our bid amounts and obtaining indemnifications from our design consultants where possible, there is no guarantee that these risk management strategies will always be successful.

     All federal government contracts and most of our other contracts provide for termination of the contract for the convenience of the party contracting with us, with provisions to pay us for work performed through the date of termination. In addition, many of our contracts are subject to certain completion schedule requirements with liquidated damages in the event schedules are not met. We have not been materially adversely affected by these provisions in the past.

     We act as prime contractor on most of the construction projects we undertake. We accomplish the majority of our projects with our own resources and subcontract specialized activities such as electrical and mechanical work. As prime contractor, we are responsible for the performance of the entire contract, including subcontract work. Thus, we are subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated. We manage this risk by reviewing the size of the subcontract, the financial stability of the subcontractor and other factors and, based on this review, will determine whether to require that the subcontractor furnish a bond or other type of security for their performance. Disadvantaged business enterprise regulations require us to use our best efforts to subcontract a specified portion of contract work done for governmental agencies to certain types of subcontractors. Some of these subcontractors may not be able to obtain surety bonds. We have not incurred any material loss or liability on work performed by subcontractors to date.

INSURANCE AND BONDING

     We maintain general and excess liability, construction equipment and workers' compensation insurance; all in amounts consistent with industry practices.

     In connection with our business, we generally are required to provide various types of surety bonds that provide an additional measure of security for our performance under certain public and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that is currently bonded and their current underwriting standards, which may change from time to time. We have been bonded by the same surety for more than 75 years and have never been refused a bond. In 2002, we added two additional sureties to help ensure the availability of bonding in support of our growth.

GOVERNMENT AND ENVIRONMENTAL REGULATIONS

     Our operations are subject to compliance with regulatory requirements of federal, state and municipal agencies and authorities, including regulations concerning labor relations and disadvantaged businesses. Additionally, our aggregate mining and construction materials processing plants are subject to various federal, state and local laws and regulations relating to the environment, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. Certain environmental laws impose substantial penalties for non-compliance and others, such as the federal Comprehensive Environmental Response, Compensation and Liability Act, impose strict, retroactive, joint and several liability upon persons responsible for releases of hazardous substances. We continually evaluate whether we must take additional steps at our locations to ensure compliance with environmental laws. While compliance with applicable regulatory requirements has not materially adversely affected our operations in the past, there can be no assurance that these requirements will not change and that compliance will not adversely affect our operations in the future. In addition, our aggregate materials operations require operating permits granted by governmental agencies. We believe that tighter regulations for the protection of the environment and other factors will make it increasingly difficult to obtain new permits and renewal of existing permits may be subject to more restrictive conditions than currently exist.

     Since December 2001, three private citizens groups have served thousands of California businesses with 60-day notices of intent to sue under the California Safe Drinking Water and Toxic Enforcement Act ("Prop 65"). We were one of the many aggregate, hot mix asphalt and asphalt producers, suppliers and contractors that were served with Prop 65 60-day notices.

     Prop 65 requires warnings to persons knowingly and intentionally exposed to certain chemicals designated by the State as causing cancer and/or reproductive toxicity. Although the 60-day notices that were served on us and many others listed various Prop 65 chemicals that are allegedly constituents of petroleum asphalt emissions and listed crystalline silica, the 60-day notices contained no factual basis to support the general allegations that we knowingly and intentionally exposed persons to Prop 65 listed-chemicals without providing adequate Prop 65 Warnings. Moreover, we have, through safety information sheets, posted Prop 65 warnings, and through other means, communicated what we believe to be appropriate warnings and cautions to employees and customers about the risks associated with excessive, prolonged inhalation of emissions generated by substances used by us and covered by Prop 65. In early 2002, the California State Attorney General's office entered into a standstill agreement with representatives of the two citizens groups that served 60-day notices regarding asphalt whereby both parties agree to not file lawsuits while the merits of the 60-day notices are being addressed by the state attorney general. Either party can elect to terminate the standstill agreement upon 30-days written notice. We are not currently the subject of any lawsuit alleging Prop 65 violations.

     The statutory scheme underlying Prop 65 allows the State Attorney General or local city of attorney to pursue actions against alleged violators of Prop 65's warning requirements, and allows private parties to pursue actions if the government fails to intervene.

RISK FACTORS

     Set forth below and elsewhere in this Report and in other documents we file with the SEC are various risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in the Report.

     - Economic downturns and reductions in government funding could have a negative impact on our business. A significant portion of our revenues are derived from contracts that are funded by state, local or federal government agencies. Our ability to obtain future public sector work at reasonable margins is highly dependent on the amount of work that is available to bid, which is largely a function of the level of government funding available. We also perform commercial and residential site development and other work for customers in the private sector. The availability of this private sector work can be significantly adversely affected by general economic downturns.

     - Our fixed price and fixed unit price contracts subject us to the risk of increased project cost. As more fully described under "Contract Provisions and Subcontracting" above, the profitability of our fixed price and fixed unit price contracts can be adversely affected by a number of factors that can cause our actual costs to materially exceed the costs estimated at the time of our original bid.

     - Accounting for our revenues and costs involves significant estimates. As further described under "Critical Accounting Policies" in "Management Discussion and Analysis of Financial Condition and Results of Operations," accounting for our contract related revenues and costs as well as other cost items requires management to make a variety of significant estimates and assumptions. Although we believe we have sufficient experience and processes to enable us to formulate appropriate assumptions and produce reliable estimates, these assumptions and estimates may change significantly in the future and these changes could result in a material adverse effect on our financial position and results of operations.

     - Weather can significantly impact our quarterly revenues and profitability. Our ability to perform work is significantly impacted by weather conditions such as precipitation and temperature. Changes in weather conditions can create significant variability in our quarterly revenues and profitability, particularly in the first and fourth quarters of the year.

     - Our success depends on attracting and retaining qualified personnel in a competitive environment. The single largest factor in our ability to profitably execute our work is our ability to attract, develop and retain qualified personnel. Our success in attracting qualified people is dependent on the resources available in individual geographic areas and the impact on the labor supply due to general economic conditions as well as our ability to provide a competitive compensation package and work environment.

     - We work in a highly competitive marketplace. As more fully described under "Competition" above, we have multiple competitors in all of the areas in which we work. During economic down cycles or times of lower government funding for public works projects, competition for the fewer available projects intensifies and this increased competition may result in a decrease in our ability to be competitive at acceptable margins.

     - An inability to secure and permit aggregate reserves could negatively impact our future operations and results. Tighter regulations for the protection of the environment and the finite nature of property containing suitable aggregate reserves are making it increasingly challenging and costly to secure and permit aggregate reserves. Although we have thus far been able to secure and permit reserves to support our business, it is likely to become increasingly difficult to do so and there is no assurance that we will be able to secure and permit reserves in the future.

     - We are subject to environmental regulation. As more fully described under "Government and Environmental Regulations" above, we are subject to a number of federal, state and local laws and regulations relating to the environment, some of which impose substantial penalties for non-compliance. While compliance with these laws and regulations has not materially adversely affected our operations in the past, there can be no assurance that these requirements will not change and that compliance will not adversely affect our operations in the future.

     - Strikes or work stoppages could have a negative impact on our operations and results. We are party to collective bargaining agreements covering a substantial portion of our craft workforce. Although our results and operations have not been significantly impacted by strikes or work stoppages in the past, such labor actions could have a significant impact if they occur in the future.

     - Unavailability of insurance coverage could have a negative impact on our operations and results. We maintain insurance coverage as part of our overall risk management strategy and due to requirements to maintain specific coverage in our financing agreements and in most of our construction contracts. Although we have been able to obtain insurance coverage to meet our requirements in the past, there is no assurance that such insurance coverage will be available in the future.

     - An inability to obtain bonding would have a negative impact on our operations and results. As more fully described in "Insurance and Bonding" above, we generally are required to provide surety bonds securing our performance under the majority of our public and private sector contracts. Our inability to obtain surety bonds in the future would have a material adverse effect on our business.

     - Our joint venture contracts with project owners subject us to joint and several liability. If a joint venture partner fails to perform we could be liable for completion of the entire contract and, if the contract were unprofitable, this could result in a material adverse effect on our financial position, results of operations and cash flows.

     - We use diesel fuel, asphalt oil and other petroleum based products that are subject to significant price fluctuations. These materials are used to run our equipment and materials processing plants and are a significant part of the paving materials that are used in many of our construction projects or are sold to outside parties. Although we can be partially protected by asphalt or fuel escalation clauses in some of our contracts, not all contracts provide such protection. We have not been significantly adversely affected by price fluctuations in the past; however, there is no guarantee that we will not be in the future.

     - As a part of our growth strategy we expect to make future acquisitions and acquisitions involve many risks. These risks include difficulties integrating the operations and personnel of the acquired companies, diversion of management's attention, potential difficulties and increased costs associated with completion of any assumed construction projects, insufficient revenues to offset increased expenses associated with acquisitions and the potential loss of key employees of the acquired companies. Acquisitions may also cause us to increase our liabilities, record goodwill or other non-amortizable intangible assets that will be subject to impairment testing and potential impairment charges and incur amortization expenses related to certain other intangible assets. Failure to manage and successfully integrate acquisitions could harm our business and operating results significantly.

     - Failure of our subcontractors to perform as anticipated could have a negative impact on our results. As further described under "Contract Provisions and Subcontracting" above, we subcontract a portion of many of our contracts to specialty subcontractors and we are ultimately responsible for the successful completion of their work. Although we require bonding from our higher risk subcontractors and have not incurred any material loss or liability on work performed by subcontractors to date, there is no guarantee that we will not incur a material loss or liability in the future.

     - Our long-term debt and credit arrangements contain restrictive covenants and failure to meet these covenants could significantly harm our financial condition. Our long-term debt and credit arrangements and related restrictive covenants are more fully described in Note 9 to the Consolidated Financial Statements included in this report. In most cases, failure to meet the restrictive covenants would result in an immediate repayment liability for all amounts due and cancellation of open lines of credit. Although we have not had difficulty meeting these covenants in the past, failure to do so in the future could have material adverse effects on our business and financial condition.

     The foregoing list is not exhaustive. There can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact us. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition and results of operations. For these reasons, you are cautioned not to place undue reliance on our forward-looking statements.

WEBSITE ACCESS

     Our website address is www.graniteconstruction.com. On our website we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information on our website is not incorporated into, and is not part of, this report.

ITEM 2.  PROPERTIES

     We own and lease real property for use in our construction and aggregate mining and processing activities. We own approximately 600,000 square feet of office and shop space and lease, pursuant to leases expiring between March 2003 and July 2020, an additional 105,000 square feet of office and shop space. We own approximately 12,000 acres of land, of which 1,500 acres are un-permitted reserves available for future use and lease approximately 5,000 additional acres of land at sites in California, Nevada, Arizona, Utah, Washington and Alaska. A majority of the land owned or leased by us is intended to serve as aggregate reserves. There are no significant encumbrances against owned property. Our leases for aggregate reserves generally limit our interest in the reserves to the right to mine the reserves. These leases range from month-to-month leases to leases with expiration dates ranging from January 2003 to June 2020. We consider our available and future aggregate reserves adequate to meet our expected operating needs. We pursue a plan of acquiring new sources of aggregate reserves to replenish those depleted and to support future growth with a goal of maintaining approximately 30 years of aggregate reserves at most of our branch locations.

ITEM 3.  LEGAL PROCEEDINGS

     Our wholly-owned subsidiary, Granite Construction Company ("GCCO"), as a member of a joint venture, Wasatch Constructors ("Wasatch"), is among a number of construction companies, including Wasatch, who, together with the Utah Department of Transportation ("UDOT"), are named as defendants in a lawsuit filed in the United States District Court for the District of Utah. The plaintiffs are two independent contractor truckers who filed the lawsuit on behalf of the United States under the federal False Claims Act seeking to recover damages and civil penalties in excess of $46,400,000. The lawsuit alleges that, beginning in 1997 and thereafter, the defendants submitted false claims to the United States Government during the reconstruction of a portion of Interstate 15 in the Salt Lake Valley pursuant to a prime contract between UDOT and Wasatch.

     Among other things, the plaintiffs allege that certain defendants, who were subcontractors to Wasatch defrauded the Government by charging Wasatch for dirt and fill material they did not provide and that Wasatch and UDOT knowingly paid for such excess material. The plaintiffs also allege that Wasatch committed certain other acts including providing substandard workmanship and materials; failure to comply with clean air and clean water standards and the filing of false certifications regarding its entitlement to the payment of bonuses. The original complaint was filed in January, 1999 and the Third Amended Complaint was filed on February, 2003.

     Although GCCO owns a 23% interest in Wasatch, it was not the managing partner of Wasatch nor was it principally involved in the ongoing management of the project. The Company and GCCO believe that the allegations in the lawsuit are without merit and intend to contest them vigorously. The lawsuit is in the preliminary stage and the Company cannot predict its outcome with certainty. The litigation process is inherently uncertain, and this type of litigation is particularly complex and can extend for a protracted period of time. As a result, GCCO's defense of the lawsuit, regardless of its eventual outcome, may be costly. Should the outcome of the lawsuit be adverse to GCCO, it could be required to pay significant monetary damages. In addition, since GCCO is a general partner of Wasatch, it would be jointly and severally liable for damages or penalties assessed against Wasatch, although the Company and GCCO have no reason to believe that the other joint venture partners would not bear their pro rata share of any such damages or penalties.

     We are a party to a number of other legal proceedings and believe that the nature and number of these proceedings are typical for a construction firm of our size and scope. Our litigation typically involves claims regarding public liability or contract related issues. While management currently believes, after consultation with counsel, that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unanticipated unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations for the period in which the ruling occurs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers are as follows:

                                            AGE                    POSITION
                                            ---                    --------
David H. Watts............................  64    Chairman of the Board, Chief Executive
                                                  Officer and Director
William G. Dorey..........................  58    President and Chief Operating Officer
Mark E. Boitano...........................  54    Executive Vice President and Manager,
                                                  Branch Division
Patrick M. Costanzo.......................  64    Senior Vice President and Manager, Heavy
                                                  Construction Division
William E. Barton.........................  58    Senior Vice President and Chief Financial
                                                  Officer

     Granite Construction Incorporated was incorporated in Delaware in January 1990 as the holding company for Granite Construction Company, which was incorporated in California in 1922. All dates of service for our executive officers include the periods in which they served for Granite Construction Company.

     Mr. Watts joined Granite in 1987 and has served as our Chief Executive Officer since 1987 and as our President from 1987 to February 2003. He has also served as a director since 1988, and Chairman of the Board since 1999. In May 1997, Mr. Watts became a director of TIC Holdings, Inc. He served as a director of Wilder Construction from January 2000 to May 2001. From 1984 until 1987, Mr. Watts served as President, Chief Executive Officer and a director of Ford, Bacon & Davis, Inc., an industrial engineering and construction firm. From 1965 until 1984, Mr. Watts was employed by an underwater services and construction firm in various capacities, including as President and Chief Operating Officer. He received a B.A. degree in Economics from Cornell University in 1960. Mr. Watts is a Past Chair of the California Chamber of Commerce and serves as a Director of this and several other non-profit organizations.

     Mr. Dorey has been an employee of Granite since 1968 and has served in various capacities, including President and Chief Operating Officer since February 2003, Executive Vice President and Chief Operating Officer from 1998 to February 2003, Senior Vice President and Manager, Branch Division from 1987 to 1998, and Vice President and Assistant Manager, Branch Division from 1983 to 1987. Mr. Dorey is also a director of Wilder Construction Company and served as a director of TIC Holdings, Inc. from 1997 to 2002. He received a B.S. degree in Construction Engineering from Arizona State University in 1967.

     Mr. Boitano has been an employee of Granite since 1977 and has served in various capacities, including Executive Vice President and Manager, Branch Division since February 2003, Senior Vice President and Manager, Branch Division, from 1998 to February 2003, Assistant Branch Division Manager from 1987 to 1998, Branch Manager, Arizona Operations from 1983 to 1987, Assistant Manager, Arizona Operations from 1980 to 1983, Assistant Manager, Salinas Branch in 1980, and Project Manager Estimator from 1977 to 1980. In 2001, Mr. Boitano became a director of Wilder Construction Company. He received a B.S. degree in Civil Engineering from Santa Clara University in 1971 and an M.B.A. degree from California State University, Fresno in 1977.

     Mr. Costanzo has been an employee of Granite since 1970 and has served in various capacities, including Senior Vice President and Manager, Heavy Construction Division, since 1990, Vice President and Assistant Manager, Heavy Construction Division, from 1988 to 1989, and an Area or Project Manager with the Heavy Construction Division from 1971 to 1987. Mr. Costanzo served as a director of TIC Holdings, Inc. from 1997 to 2002. He received a B.S. degree in Civil Engineering from the University of Connecticut in 1960 and a M.S. degree in Civil Engineering from Stanford University in 1961.

     Mr. Barton has been an employee of Granite since 1980 and has served in various capacities, including Senior Vice President and Chief Financial Officer since 1999, Vice President and Chief Financial Officer from 1990 to 1999, Controller in 1989, Treasurer in 1988 and Cash Manager from 1980 until 1988. In 1997, Mr. Barton became a director of TIC Holdings, Inc. and in January 2000 he also became a director of Wilder Construction Company. He received a B.S. degree in Accounting and Finance from San Jose State University in 1967 and an M.B.A. degree from Santa Clara University in 1973.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     Our common stock trades on the New York Stock Exchange under the ticker symbol GVA. See Quarterly Results in Item 7 for a two-year summary of quarterly dividends and high and low sales prices of our stock.

     Declaration and payment of dividends is within the sole discretion of our Board of Directors, subject to limitations imposed by Delaware law and compliance with our credit agreements, and will depend on our earnings, capital requirements, financial condition and such other factors as the Board of Directors deems relevant. As of March 19, 2003, there were 41,240,297 shares of common stock outstanding held by approximately 889 stockholders of record.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated operations data for 2002, 2001 and 2000 and consolidated balance sheet data as of December 31, 2002 and 2001 set forth below have been derived from our consolidated financial statements, and are qualified by reference to the consolidated financial statements included herein audited by PricewaterhouseCoopers LLP, independent accountants. The selected consolidated statement of income data for 1992 through 1999 and the consolidated balance sheet data as of December 31, 1992 through 2000 have been derived from our audited consolidated financial statements not included herein. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                    YEARS ENDED DECEMBER 31,
                                     --------------------------------------------------------------------------------------
                                        2002         2001         2000         1999         1998         1997        1996
                                     ----------   ----------   ----------   ----------   ----------   ----------   --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING SUMMARY
Revenue............................  $1,764,742   $1,547,994   $1,348,325   $1,328,774   $1,226,100   $1,028,205   $928,799
Gross profit.......................     224,584      183,616      190,618      179,201      153,092      111,730    110,655
As a percent of revenue............        12.7%        11.9%        14.1%        13.5%        12.5%        10.9%      11.9%
General and administrative
 expenses..........................     146,467      119,282      105,043       94,939       83,834       73,593     71,587
As a percent of revenue............         8.3%         7.7%         7.8%         7.1%         6.8%         7.2%       7.7%
Income before cumulative effect of
 change in accounting principle*...      49,279       50,528       55,815       52,916       46,507       27,832     27,348
Net income.........................      49,279       50,528       55,815       52,916       46,507       27,832     27,348
As a percent of revenue............         2.8%         3.3%         4.1%         4.0%         3.8%         2.7%       2.9%
Income per share before cumulative
 effect of change in accounting
 principle
Basic..............................  $     1.23   $     1.27   $     1.41   $     1.35   $     1.17   $     0.70   $   0.70
Diluted............................        1.21         1.24         1.38         1.31         1.13         0.69       0.68
Net income per share:
Basic..............................  $     1.23   $     1.27   $     1.41   $     1.35   $     1.17   $     0.70   $   0.70
Diluted............................        1.21         1.24         1.38         1.31         1.13         0.69       0.68
Weighted average shares of common
 and common stock equivalents
 outstanding:
Basic..............................      40,016       39,794       39,584       39,087       39,839       39,596     39,311
Diluted............................      40,723       40,711       40,409       40,445       41,009       40,413     40,122
                                     ----------   ----------   ----------   ----------   ----------   ----------   --------
BALANCE SHEET SUMMARY
Total assets.......................  $  983,819   $  929,684   $  711,142   $  679,572   $  626,571   $  551,809   $473,045
Cash, cash equivalents and
 marketable securities.............     182,694      193,233      100,731      108,077      121,424       72,769     72,230
Working capital....................     220,396      248,413      180,051      143,657      142,448      103,910     92,542
Current maturities of long-term
 debt..............................       8,640        8,114        1,130        5,985       10,787       12,921     10,186
Long-term debt.....................     132,380      131,391       63,891       64,853       69,137       58,396     43,602
Stockholders' equity...............     454,869      418,502      377,764      327,732      301,282      257,434    233,605
Book value per share...............       11.03        10.19         9.24         8.09         7.26         6.26       5.73
Dividends per share................        0.32         0.32         0.29         0.27         0.20         0.16       0.17
Common shares outstanding..........      41,257       41,089       40,882       40,494       41,474       41,100     40,784
                                     ----------   ----------   ----------   ----------   ----------   ----------   --------
Backlog............................  $1,856,451   $1,377,172   $1,120,481   $  793,256   $  901,592   $  909,793   $597,876
                                     ----------   ----------   ----------   ----------   ----------   ----------   --------

                                             YEARS ENDED DECEMBER 31,
                                     -----------------------------------------
                                       1995       1994       1993       1992
                                     --------   --------   --------   --------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING SUMMARY
Revenue............................  $894,796   $693,388   $570,379   $518,312
Gross profit.......................   111,963     89,988     50,743     50,578
As a percent of revenue............      12.5%      13.0%       8.9%       9.8%
General and administrative
 expenses..........................    69,610     62,795     47,107     46,906
As a percent of revenue............       7.8%       9.1%       8.3%       9.0%
Income before cumulative effect of
 change in accounting principle*...    28,542     19,488      3,492      3,924
Net income.........................    28,542     19,488      4,492      3,924
As a percent of revenue............       3.2%       2.8%       0.8%       0.8%
Income per share before cumulative
 effect of change in accounting
 principle
Basic..............................  $   0.73   $   0.50   $   0.09   $   0.10
Diluted............................      0.72       0.49       0.09       0.10
Net income per share:
Basic..............................  $   0.73   $   0.50   $   0.12   $   0.10
Diluted............................      0.72       0.49       0.11       0.10
Weighted average shares of common
 and common stock equivalents
 outstanding:
Basic..............................    38,874     38,826     38,813     38,813
Diluted............................    39,711     39,434     39,200     39,171
                                     --------   --------   --------   --------
BALANCE SHEET SUMMARY
Total assets.......................  $454,744   $349,098   $319,416   $316,978
Cash, cash equivalents and
 marketable securities.............    66,992     48,638     48,810     54,139
Working capital....................    77,179     65,537     64,619     66,329
Current maturities of long-term
 debt..............................    13,948     10,070     10,060     15,469
Long-term debt.....................    39,494     17,237     28,585     38,618
Stockholders' equity...............   209,905    182,692    164,338    158,594
Book value per share...............      5.22       4.61       4.17       4.03
Dividends per share................      0.13       0.06       0.06       0.06
Common shares outstanding..........    40,242     39,650     39,452     39,324
                                     --------   --------   --------   --------
Backlog............................  $590,075   $550,166   $659,738   $245,234
                                     --------   --------   --------   --------

---------------

* Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

     We are one of the largest heavy civil contractors in the United States and are engaged in the construction of highways, dams, airports, mass transit facilities and other infrastructure-related projects. We have offices in California, Washington, Oregon, Alaska, Texas, Georgia, Nevada, Arizona, Florida, New York and Utah. Our business involves two operating segments: the Branch Division and the Heavy Construction Division.

     Our contracts are obtained primarily through competitive bidding in response to advertisements by federal, state and local agencies, and private parties and to a lesser extent through negotiation with private parties. Our bidding activity is affected by such factors as backlog, current utilization of equipment and other resources, ability to obtain necessary surety bonds and competitive considerations. Bidding activity, backlog and revenue resulting from the award of new contracts may vary significantly from period to period.

     Our general and administrative costs include salaries and related expenses, incentive compensation, discretionary profit sharing and other variable compensation, as well as other overhead costs to support our overall business. In general, these costs will increase in response to the growth and the related increased complexity of our business. These costs may also vary depending on the number of projects in process in a particular area and the corresponding level of estimating activity. For example, as large projects are completed or if the level of work slows down in a particular area, we will often re-assign employees who had been working on projects to estimating and bidding activities until another project becomes available, which temporarily moves their salaries and other related costs from cost of revenue to general and administrative expense. Additionally, our compensation strategy for selected management personnel is to rely heavily on a variable cash and restricted stock performance-based incentive element. The cash portion of these incentives is expensed when earned while the restricted stock portion is expensed over the vesting period of the stock (generally five years). Depending on the mix of cash and restricted stock, these incentives can have the effect of increasing general and administrative expenses in a very profitable year and decreasing expenses in less profitable years.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience, however actual amounts could differ from those estimates. Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements.

     Certain of our accounting policies require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from construction contracts, accounting for construction joint ventures, the valuation of long-lived assets and the estimation of valuation allowances and accrued liabilities. We evaluate all of our estimates and judgments on an on-going basis.

     Revenue Recognition for Construction Contracts: The majority of our contracts with our customers are either "fixed unit price" or "fixed price". Under fixed unit price contracts, we are committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete or cubic yards of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the unit price bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk that we may not be able to perform all the work for the specified contract amount. Our design/build projects are generally fixed price contracts and, primarily as a result of the growth in our design/build business in the last several years, the number of design/build contracts has been increasing. All federal government contracts and many of our other contracts provide for termination of the contract for the convenience of the party contracting with us, with provisions to pay us for work performed through the date of termination.

     We use the percentage of completion accounting method for construction contracts in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Revenue and earnings on construction contracts, including construction joint ventures, are recognized on the percentage of completion method in the ratio of costs incurred to estimated final costs. Provisions are recognized in the statement of income for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue.

     Revenue from contract claims is recognized when we have a signed settlement agreement and payment is assured. Revenue from contract change orders is recognized when the owner has agreed to the change order. Revenue in an amount equal to cost incurred is recognized prior to contracts reaching 25% completion. The related profit is deferred until the period in which such percentage completion is attained. It is our judgment that until a project reaches 25% completion, there is insufficient information to determine with a reasonable level of assurance what the estimated profit on the project will be.

     Contract cost consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). Depreciation is provided using accelerated methods for construction equipment. Contract cost is recorded as incurred and revisions in contract revenue and cost estimates are reflected in the accounting period when known. The 25% threshold is applied to all percentage of completion projects without exception unless and until we project a loss on the project, in which case the estimated loss is immediately recognized.

     The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Our cost estimates use a highly detailed "bottom up" approach and we believe our experience allows us to produce materially reliable estimates. However, our projects can be highly complex and in almost every case the profit margin estimates for a project will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have many projects of varying levels of complexity and size in process at any given time (during 2002 we worked on over 3,500 projects) these changes in estimates can offset each other without materially impacting our profitability. However, large changes in cost estimates, particularly in the bigger, more complex projects in our Heavy Construction Division, can have a more significant effect on profitability.

     Factors that can contribute to changes in estimates of contract cost and profitability include, without limitation, site conditions that differ from those assumed in the original bid (to the extent that contract remedies are unavailable), the availability and skill level of workers in the geographic location of the project, the availability and proximity of materials, the accuracy of the original bid and subsequent estimates, inclement weather and timing and coordination issues inherent in all projects, including design/build projects. The foregoing factors as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit between periods and these fluctuations may be significant.

     Construction Joint Ventures: As described under Note 4 to our Consolidated Financial Statements, we participate in various construction joint venture partnerships in order to share expertise, risk and resources for certain highly complex projects. Generally, each construction joint venture is formed to accomplish a specific project, is jointly controlled by the joint venture partners and is dissolved upon completion of the project. We select our joint venture partners based on our analysis of the prospective venturer's construction and financial capabilities, expertise in the type of work to be performed and past working relationships with us, among other criteria. The joint venture agreements typically provide that our interests in any profits and assets, and our respective share in any losses and liabilities that may result from the performance of the contract are limited to our stated percentage interest in the project.

     The venture's contract with the project owner typically requires joint and several liability among the joint venture partners. Our agreements with our joint venture partners provide that each party will assume and pay its full proportionate share of any losses resulting from a project, however, if one of our partners was unable to pay its proportionate share we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner's inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement.

     Under each joint venture agreement, one partner is designated as the sponsor. The sponsoring partner typically provides all administrative, accounting and most of the project management support for the project and generally receives a fee from the joint venture for these services. We have been designated as the sponsoring partner in certain of our current joint venture projects and are a non-sponsor in others.

     Consistent with industry practice, we account for our share of the operations of these jointly controlled ventures on a pro rata basis in the consolidated statements of income and as a single line item in the consolidated balance sheets. If we were to account for these interests using a one-line item equity method presentation in the consolidated statements of income, revenue and contract costs would be materially lower; however, net income would not change. Alternatively, if we were to account for these interests using full consolidation, assets and liabilities in the consolidated balance sheet would be materially higher and revenue and contract costs in the consolidated statements of income would be materially higher; however, net income would not change.

     Valuation of Long-Lived Assets: Long-lived assets, which include property, equipment and acquired identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management and this could have a material effect on our operating results and financial position.

     Additionally, we had approximately $19.1 million in goodwill at December 31, 2002, primarily related to our acquisition of Halmar Builders of New York, Inc. in 2001 which was recorded in accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") under the transitional rules of that statement. We perform goodwill impairment tests on an annual basis and more frequently when events and circumstances occur that indicate a possible impairment of goodwill. In determining whether there is an impairment of goodwill, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using a discounted future cash flow method. We then compare the resulting fair value to the net book value of the reporting unit, including goodwill. If the net book value of a reporting unit exceeds its fair value, we measure the amount of the impairment loss by comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit's goodwill exceeds its implied fair value, we recognize a goodwill impairment loss. We performed our annual impairment test in 2002 and we determined that no impairment had occurred. The discounted future cash flow method used in the first step of our impairment test involves significant estimates including future cash inflows from estimated revenues, future cash outflows from estimated project cost and general and administrative costs, estimates of timing of collection and payment of various items and future growth rates as well as discount rate and terminal value assumptions. Although we believe the estimates and assumptions that we used in testing for impairment are reasonable and supportable, significant changes in any one of these assumptions could produce a significantly different result.

     Valuation Allowances and Accrued Liabilities: We grant credit to customers that include general contractors, property owners and developers, governmental agencies and other companies in a variety of industries. Although we generally do not require collateral, the law provides us with the ability to file mechanics liens on real property improved for private customers in the event of non-payment. We are subject to potential credit risk related to changes in business and the general economy. We analyze specific customer accounts receivable including the age of specific accounts, customer payment history and general economic trends when evaluating the adequacy of the allowance for doubtful accounts.

     We carry insurance policies to cover various risks, primarily general liability and workers compensation, under which we are liable to reimburse the insurance company for a portion of each claim paid. The amounts that we are liable for generally range from the first $0.5 million to $1.0 million per occurrence. We accrue for the estimated ultimate liability for incurred losses, both reported and unreported, using actuarial methods based on historic trends modified, if necessary, by recent events.

     There can be no assurance that the actual amounts of our valuation allowances and estimated accrued liabilities will not change as better information becomes available, and these changes could be significant.

CURRENT YEAR

  REVENUE

                                                  YEARS ENDED DECEMBER 31,
                             ------------------------------------------------------------------
                                     2002                   2001                   2000
                             --------------------   --------------------   --------------------
                               AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT
                             ----------   -------   ----------   -------   ----------   -------
                                                       (IN THOUSANDS)
Revenue by Division:
  Branch Division..........  $1,187,812     67.3%   $1,083,726     70.0%   $1,010,912     75.0%
  Heavy Construction
     Division..............     576,930     32.7%      464,268     30.0%      337,413     25.0%
                             ----------    -----    ----------    -----    ----------    -----
                             $1,764,742    100.0%   $1,547,994    100.0%   $1,348,325    100.0%
                             ==========    =====    ==========    =====    ==========    =====
Revenue by Geographic Area:
  California...............  $  738,392     41.8%   $  715,689     46.2%   $  627,616     46.5%
  West (excluding
     California)...........     598,432     33.9%      432,570     27.9%      462,070     34.3%
  Midwest..................      73,612      4.2%       51,861      3.4%        3,923      0.3%
  South....................     251,604     14.3%      260,501     16.8%      218,761     16.2%
  Northeast................     102,702      5.8%       87,373      5.7%       35,955      2.7%
                             ----------    -----    ----------    -----    ----------    -----
                             $1,764,742    100.0%   $1,547,994    100.0%   $1,348,325    100.0%
                             ==========    =====    ==========    =====    ==========    =====
Revenue by Market Sector:
  Federal agencies.........  $   56,039      3.2%   $   77,143      5.0%   $   56,595      4.2%
  State agencies...........     692,263     39.2%      631,217     40.8%      540,688     40.1%
  Local public agencies....     515,071     29.2%      367,226     23.7%      257,786     19.1%
                             ----------    -----    ----------    -----    ----------    -----
     Total public sector...   1,263,373     71.6%    1,075,586     69.5%      855,069     63.4%
                             ----------    -----    ----------    -----    ----------    -----
  Private sector...........     273,636     15.5%      282,538     18.3%      333,361     24.7%
  Material sales...........     227,733     12.9%      189,870     12.2%      159,895     11.9%
                             ----------    -----    ----------    -----    ----------    -----
                             $1,764,742    100.0%   $1,547,994    100.0%   $1,348,325    100.0%
                             ==========    =====    ==========    =====    ==========    =====

     Revenue: Revenue for the year ended December 31, 2002 increased over the year ended December 31, 2001 by $216.7 million, or 14.0%. Branch Division revenue in 2002 included $155.4 million of revenue from our newly consolidated majority owned Wilder Construction Company ("Wilder") subsidiary and $51.4 million of revenue from the businesses acquired from Robinson Construction Company and Parnum Paving, Inc. ("Robinson" and "Parnum") (see Note 16 to the Consolidated Financial Statements). Excluding the Wilder, Robinson and Parnum revenue, Branch Division Revenue for 2002 decreased compared with 2001 by $102.7 million, or 9.5%. Revenue was lower in many of our Branch Division's locations in 2002 compared to 2001, with the most significant decreases in Utah and California (excluding Parnum and Robinson) and decreases were experienced in both public and private sector revenue. We believe the decreases are attributable to a general slowdown in private development projects and the related increased competitiveness in bidding for public sector projects due to a weak economic climate as well as a lower level of funding available for public sector projects in many of our locations.

     Revenue from our Heavy Construction Division increased 24.3% in the year ended December 31, 2002 over the year ended December 31, 2001. Included in HCD revenue in 2002 was $102.3 million of revenue from our new Granite Halmar location in New York. The Granite Halmar business was acquired on July 1, 2001 and made its first revenue contribution in the third quarter of 2001. In addition to the impact of having our New York location for a full year in 2002 versus six months in 2001, the increased HCD revenue in 2002 reflects larger volume from higher backlog at the beginning of 2002.

     Revenue from the sale of materials in 2002 included $24.9 million from Wilder and the businesses acquired from Parnum and Robinson. Excluding this revenue, our revenue from the sale of materials increased $13.0 million, or 6.8%, in 2002 as compared with 2001, due to the combined factors of higher unit selling prices and slightly higher volume in many of our locations. We believe that unit selling prices have been positively influenced by the growing scarcity of permitted aggregate resources.

  BACKLOG

                                                              DECEMBER 31,
                                               -------------------------------------------
                                                       2002                   2001
                                               --------------------   --------------------
                                                 AMOUNT     PERCENT     AMOUNT     PERCENT
                                               ----------   -------   ----------   -------
                                                             (IN THOUSANDS)
Backlog by Division:
  Branch Division............................  $  490,756     26.4%   $  367,657     26.7%
  Heavy Construction Division................   1,365,695     73.6%    1,009,515     73.3%
                                               ----------    -----    ----------    -----
                                               $1,856,451    100.0%   $1,377,172    100.0%
                                               ==========    =====    ==========    =====
Backlog by Geographic Area:
  California.................................  $  270,220     14.6%   $  293,325     21.3%
  West (excluding California)................     452,543     24.4%      280,864     20.4%
  Midwest....................................      88,150      4.7%      152,386     11.1%
  South......................................     550,622     29.7%      424,720     30.8%
  Northeast..................................     494,916     26.6%      225,877     16.4%
                                               ----------    -----    ----------    -----
                                               $1,856,451    100.0%   $1,377,172    100.0%
                                               ==========    =====    ==========    =====
Backlog by Market Sector:
  Federal agencies...........................  $   96,469      5.2%   $   42,512      3.1%
  State agencies.............................     749,778     40.4%      753,000     54.7%
  Local public agencies......................     858,313     46.2%      460,582     33.4%
                                               ----------    -----    ----------    -----
     Total public sector.....................   1,704,560     91.8%    1,256,094     91.2%
                                               ----------    -----    ----------    -----
  Private sector.............................     151,891      8.2%      121,078      8.8%
                                               ----------    -----    ----------    -----
                                               $1,856,451    100.0%   $1,377,172    100.0%
                                               ==========    =====    ==========    =====

     Backlog: Our backlog at December 31, 2002 of $1,856.5 million was $479.3 million, or 34.8% higher than our backlog at December 31, 2001. Our 2002 backlog includes $95.2 million of backlog in our Branch Division from our newly consolidated Wilder subsidiary and the businesses acquired from Parnum and Robinson. The increased Branch Division backlog reflects higher backlog from public sector projects due primarily to its 35.0% share of a $170.7 million design/build railroad project in Nevada that is shared between our Branch Division and HCD as well as the contributions from Wilder and the businesses acquired from Parnum and Robinson. The increased backlog of public sector projects in our Branch Division at December 31, 2002 was partially offset by a $29.7 million, or 31.5%, decrease in Branch Division private sector backlog from December 31, 2001 which we believe is attributable to the impact of a slowdown in private development projects due to a relatively weak economic climate (see "Outlook").

     Heavy Construction Division backlog increased 35.3% from $1,009.5 million at December 31, 2001 to $1,365.7 million at December 31, 2002. The increase was largely due to higher backlog at our Granite Halmar location in New York and also reflected the high number of large, complex projects, including design/build projects that were available to bid nationwide in 2002 (see "Outlook"). HCD's awards in the fourth quarter of 2002 include three new projects for its Granite Halmar location in New York: a $162.0 million New York City transit project; a $66.2 million Amtrak project; and a $36.2 million portion of a $90.6 million subway reconstruction project joint venture.

     Although our backlog of projects in California grew slightly in 2002 compared with 2001, it declined as a percentage of total backlog from 21.3% in 2001 to 14.6% in 2002 due to relatively greater increases in other parts of the West, primarily from Wilder, and in the Northeast at our Granite Halmar location in New York. Our backlog from local public agency projects at December 31, 2002 increased significantly from the amount at December 31, 2001, primarily because of the award of the $170.7 million design/build railroad project in Nevada and the $162.0 million New York City transit project during 2002.

  GROSS PROFIT

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Total Gross Profit...................................  $224,584   $183,616   $190,618
Percent of Revenue...................................      12.7%      11.9%      14.1%

     Gross Profit: Our gross profit as a percent of revenue increased from 11.9% for the year ended December 31, 2001 to 12.7% for the year ended December 31, 2002, as a result of higher gross profit margins in HCD partially offset by slightly lower gross profit margins in our Branch Division. The increase in HCD gross profit margin in 2002 was largely due to a generally more profitable mix of HCD projects compared to a year ago and the absence of a deterioration in margin of a non-sponsored joint venture project on the East Coast that we experienced in 2001. This increase was partially offset by the recognition of additional costs to complete several New York area projects that negatively impacted gross margin in the first and second quarters of 2002. Additionally, both HCD and Branch Division gross profit margins were slightly negatively impacted by an increase in the amount of revenue recognized from projects that had not yet reached 25% complete from $70.2 million in 2001 to $99.1 million in 2002. We recognize revenue only to the extent of cost, deferring profit recognition, until a project reaches 25% complete. Branch Division gross profit margins were also impacted in 2002 by lower profitability on certain projects assumed in the acquisition of the Parnum and Robinson businesses as well as increased competition in a slower economic climate.

     Cost of revenue consists of direct costs on contracts, including labor and materials, subcontractor costs, direct overhead costs and equipment expense (primarily depreciation, maintenance and repairs). Although the composition of costs varies with each contract, our gross profit margins were not significantly impacted by changes in any one of these costs during 2002.

  GENERAL AND ADMINISTRATIVE EXPENSES

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Salaries and related expenses........................  $ 72,329   $ 55,480   $ 46,897
Incentive compensation, discretionary profit sharing
  and other variable compensation....................    25,727     22,656     24,153
Other general and administrative expenses............    48,411     41,146     33,993
                                                       --------   --------   --------
  Total..............................................  $146,467   $119,282   $105,043
                                                       --------   --------   --------
Percent of revenue...................................       8.3%       7.7%       7.8%
                                                       ========   ========   ========

     General and Administrative Expenses. Salaries and related expenses increased in the year ended December 31, 2002 over 2001 due to increased staffing to support our current and expected growth, including approximately $7.7 million in costs associated with the consolidation of Wilder and our geographic expansion into Northern California and approximately $3.0 million resulting from the inclusion of the Granite Halmar location in New York for the entire year in 2002 versus only six months in 2001. Additionally, salaries and related expenses increased in certain locations due to certain personnel normally charged to job cost being temporarily reassigned to general and administrative cost to bid new work while awaiting reassignment to another project. Incentive compensation increased in 2002 primarily due to higher operating income in our Heavy Construction Division and the inclusion of Wilder in the 2002 amount. Increases in other general and administrative expenses primarily resulted from costs associated with our continued growth, including costs associated with our expansion into Northern California and New York as well as the inclusion of costs from the newly consolidated Wilder subsidiary. Other general and administrative costs include information technology, occupancy, office equipment and supplies, depreciation, travel and entertainment, outside services, advertising and marketing, training and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expense.

 OPERATING INCOME

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Branch Division......................................  $100,165   $106,316   $ 87,769
Heavy Construction Division..........................    19,305     (2,761)    33,775
Unallocated other corporate expenses.................   (41,353)   (39,221)   (35,969)
                                                       --------   --------   --------
  Total..............................................  $ 78,117   $ 64,334   $ 85,575
                                                       ========   ========   ========

     Operating Income: Our Heavy Construction Division's contribution to operating income increased in 2002 compared to 2001 due primarily to increased volume at a higher profit margin as described in "Revenue" and "Gross Profit" above. Branch Division operating income in 2002 included approximately $5.0 million from our newly consolidated Wilder subsidiary and our expansion into Northern California and was lower in 2002 compared to 2001 primarily because of lower revenue and gross profit margins as described in "Revenue" and "Gross Profit" above. Unallocated other corporate expenses principally comprises corporate general and administrative expenses.

 OTHER INCOME (EXPENSE)

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Interest income.........................................  $10,048   $10,806   $11,646
Interest expense........................................   (9,162)   (8,829)   (8,954)
Gain on sales of property and equipment.................    2,128     8,917     2,584
Other, net..............................................    1,608     6,269     2,019
                                                          -------   -------   -------
  Total.................................................  $ 4,622   $17,163   $ 7,295
                                                          =======   =======   =======

     Other Income(Expense): Other income decreased by $12.5 million to $4.6 million in 2002 compared with 2001. The decrease was due primarily to the absence of $5.1 million recognized on the sale of excess and developed property in 2001, lower gains on the sale of equipment and the impact of discontinuing recording the results of T.I.C. Holdings, Inc. ("TIC") and Wilder in other income under the equity method of accounting during the second quarter of 2002 (see Notes 5 and 16 to the Consolidated Financial Statements). Additionally, our interest income was negatively impacted by lower interest rates on our investments in 2002 offset by the recognition of deferred interest income on a note receivable from the California Private Transportation Company, LP when collectibility became assured in the fourth quarter of 2002 (see Note 17 to our Consolidated Financial Statements), and recognition of "look back" interest income related to taxes paid in previous years on income from certain construction projects.

  PROVISION FOR INCOME TAXES

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2002      2001      2000
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Provision for income taxes..................................  $29,951   $30,969   $37,055
                                                              -------   -------   -------
Effective tax rate..........................................     36.2%     38.0%     39.9%
                                                              =======   =======   =======

     Provision for Income Taxes: Our effective tax rate decreased to 36.2% in 2002 from 38.0% in 2001 due to the combined factors of higher percentage depletion deductions related to quarry properties and higher tax credits. We currently expect that we will be able to maintain this effective tax rate through the end of 2003.

OUTLOOK

     Looking ahead at 2003, we are entering the year with a record backlog of $1.9 billion and a cautiously optimistic outlook for the months ahead. Our outlook is influenced by a number of key economic and political issues facing our industry this year. While this will undoubtedly be a key year for transportation funding, both at the state and federal levels, this is also a year of uncertainty as state budget deficits remain and the war with Iraq threatens the amount of funding that will be spent on transportation infrastructure.

     Based on our bidding successes in 2002 and the tremendous number of available bidding opportunities, the business outlook for HCD is very good. We are continuing to witness a number of larger projects coming out to bid in highway, transit and bridge construction. In addition, we are optimistic about our Granite Halmar business and the increasing number of similar opportunities in the New York City-area market - including the Port Authority of New York and New Jersey's recent approval of a $5 billion budget for 2003 that includes $1.84 billion for new transportation facilities.

     HCD is targeting bidding opportunities nationwide, including large, technically complex design-build projects, which we believe play to our strengths. Examples of upcoming bidding opportunities include three projects in Texas totaling approximately $500 million, a $200 to $400 million highway project in California, a $140 to $150 million transit project in Philadelphia and an approximately $260 million bridge project in Maryland. As it relates to our existing backlog of work and potential new work, it is important to note that due to the size of the projects and the time it takes to reach the 25 percent complete profit recognition threshold, any new award would not likely impact earnings until late 2003 or 2004

     Our Branch Division performance in 2003 will depend on the levels of transportation spending on the local, state and federal level in addition to the strength and timing of an economic recovery. While some branches are continuing to witness demand for site development for residential and commercial construction, others are anticipating a down year due to the current economic environment and its negative impact on the demand for private sector work in their areas. Historically, a slowdown in the private sector work generally translates into increased competition in the public sector bidding arena.

     With respect to oil prices, we are subject to oil price volatility as it relates primarily to our use of liquid asphalt and diesel fuel. Some of our projects are indexed and include price escalation clauses that provide protection in the event that oil product prices increase significantly. Although we are exposed to price spikes in projects that do not include such clauses, we have historically been able to recover some or all of those costs as prices come down. This holds particularly true in our branches due to the short duration of their projects and their ability to respond quickly to fluctuating prices. In general, while we may have some exposure in this area of our business, we have not been materially adversely impacted to date.

     At the state level, we will be paying close attention to how the states resolve their respective budget shortfalls. According to the American Road and Transportation Builders Association (ARTBA), "if the states react by delaying some highway construction to help alleviate the budget pressures, the highway construction season in 2003 could be stretched as thin as it was this year (2002)." In a survey conducted by ARTBA, 25 of the largest state Departments of Transportation are trying to maintain level highway construction programs in 2003 or even provide some growth. Also according to ARTBA, approximately 46 states are working to overcome a combined budget gap of $37 billion in their most recent fiscal year (ending June 30) and a combined $58 billion deficit for the 2004 fiscal year. Most states, unlike the federal government, are required by law to balance their budgets.

     In California, where 41.8% of our 2002 revenues were derived, the state is faced with a significant budget shortfall. Projections from the Legislative Analyst's Office Fiscal Outlook and the Administration's 2003-2004 Governor's Budget estimates the shortfall to be between $21.1 billion and $34.6, respectively. In an attempt to reduce the shortfall, a budget proposal from Governor Gray Davis calls for significant reductions for both the current year (2002-2003) and budget year (2003-2004). The proposed budget includes a $1.8 billion cut in transportation funding, largely consisting of the suspension of the Proposition 42 transfer of the sales tax revenues derived from gasoline sales in 2003-04 ($1.1 billion), the "forgiveness" of a scheduled General Fund loan repayment to the State Highway Account ($500 million), and recapturing Transportation Congestion Relief Program funds not yet allocated in 2002-2003 ($100 million). Although it is too early to quantify the impact that this crisis will have on our business, the branches do anticipate a decrease in the amount of work the California Department of Transportation will be putting out to bid. The California legislature will consider the governor's proposal over the next few months as it attempts to agree on the state's 2003-2004 budget. Agreement may be quite difficult and may take the rest of the year.

     Overall, we believe that a strong performance in HCD in 2003 has the potential to offset the expected decrease in the Branch Division's financial results -- this is an excellent example of the value of Granite's diversification strategy. Our ability to diversify projects, customers and geographic markets, allows us to better withstand fluctuations in the economy and to mitigate the risks inherent in the construction business. More specifically, while the nature of the projects performed by the branches is short-term "turn business", the larger and longer duration projects undertaken by HCD provide us with more long-term visibility and consistency in earnings. It is this difference that helps to make what is naturally an unpredictable business somewhat more predictable.

     On the federal front, after much debate, the House of Representatives and the Senate recently passed a $31.8 billion federal transportation bill for fiscal year 2003. Last year, the Bush Administration's budget recommendation called for an $8.6 billion or 27% cut to transportation funding based on lower than expected revenue contributions to the Highway Trust Fund. The $31.8 billion level is in line with fiscal year 2002 spending levels and is likely to serve as a baseline for the upcoming reauthorization of the Transportation Equity Act for the 21st Century (TEA 21). In late February, the House Transportation and Infrastructure (T&I) Committee recommended to the House Budget Committee a combined federal highway and transit program funding level of $48 billion for fiscal year 2004.

     Later this year, Congress will begin focusing on the TEA 21 reauthorization bill. The current legislation expires on September 30, 2003 and was the largest federal spending bill in history. Signed by President Clinton on June 9, 1998, TEA 21 was a six-year, $218 billion program providing federal funding for highway and transit construction. The size of the next reauthorization bill remains a key question in the process. While TEA 21 provided a 44% increase in highway spending over the prior authorization, additional sources of revenue for the reauthorization bill may be harder to find at this time. T&I Committee Chairman Don Young (R-Alaska) has publicly announced his support of indexing the federal gas tax, which, according to industry officials, could potentially raise $15 billion over the life of the next highway bill. Other proposals by industry groups for a large increase would require either a gas tax increase or bond issuance -- both of which are likely to meet with resistance in the Republican-controlled Congress and Administration.

     In summary, we are very pleased with the success of our current operations in what could be characterized as a challenging economy. We enter 2003 with a healthy backlog of work and a number of substantial bidding opportunities ahead for HCD. In the long-term, we remain optimistic that both the state and federal leaders will work to provide the funding that is needed to meet the nation's growing transportation needs.

PRIOR YEARS

     Revenue and Backlog. Total revenue in 2001 increased to $1,548.0 million from $1,348.3 million in 2000, which reflected increases in both divisions. Branch Division revenue increased 7.2% in 2001 due to increases in public sector revenue and revenue from material sales which were partially offset by a decrease in private sector revenue. The increased revenue from material sales was due to both higher sales volume and generally higher unit prices. The higher volume was largely due to increases in construction activity near certain of our plant locations. HCD revenue increased 37.6% in 2001 due primarily to revenue generated from contracts added to backlog in late 2000 through mid 2001 and revenue contributed by HCD's new Granite Halmar location in New York of approximately $65.0 million. On a market sector basis, revenue from private sector contracts decreased $50.8 million to $282.5 million or 18.3% of total revenue in 2001, from $333.4 million or 24.7% of total revenue in 2000. Our private sector work was primarily comprised of site preparation for both commercial and residential developments and privately funded transportation projects. Our revenue from public sector contracts increased to $1,075.6 million or 69.5% of total revenue in 2001 from $855.1 million or 63.4% of total revenue in 2000. The level of funding for public sector projects remained strong through 2001 in most of our geographic markets.

     Our backlog at December 31, 2001 was $1,377.2 million, up $256.7 million, or 22.9% from December 31, 2000. The increase in backlog was primarily attributable to HCD backlog obtained as a result of the Halmar acquisition as well as awards in the latter half of 2001 which included our $113.9 million share of a subway reconstruction project in New York, our $69.5 million share of a design/build rail reconstruction project in Florida and a $44.8 million highway project in North Carolina.

     Gross Profit. For the year ended December 31, 2001, gross profit was $183.6 million, a $7.0 million decrease from 2000. As a percentage of revenue, gross profit decreased in 2001 to 11.9% from 14.1% in 2000. The decreased gross profit margin reflected decreases in HCD that were partially offset by slightly increased profit margins in the Branch Division. Contributing to the decline in the HCD profit margin was a reduction in forecasted profitability of a non-sponsored joint venture project on the East Coast, a generally less profitable mix of HCD projects compared to the prior year and a higher level of revenue recognized for projects less than 25% complete. Year to date revenue recognized for projects less than 25% complete was approximately $70.2 million and $31.5 million at December 31, 2001 and 2000, respectively. As described under "Critical Accounting Policies" above, we recognized revenue only to the extent of cost incurred until a project reaches 25% complete. The reduction in forecasted profitability of an East Coast joint venture project partially related to the acceleration of work to complete the project on time to avoid paying liquidated damages. We recorded a pretax loss of approximately $7.6 million for our portion of the expected reduced profitability of the project in the year ended December 31, 2001.

     Cost of revenue consists of direct costs on contracts; including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). Although the composition of costs varies with each contract, our gross profit margins were not significantly impacted by changes in any one of these costs during 2001. We did experience upward pressure on costs associated with natural gas, fuel and asphalt prices early in 2001, but these had substantially reversed by the end of the year and our gross profit margins were not materially impacted by these changes.

     General and Administrative Expenses. Salaries and related expenses increased in 2001 over 2000 due primarily to increased staffing to support our current and expected growth including staff supporting our new Granite Halmar location in New York. Incentive compensation and discretionary profit sharing and pension costs decreased in 2001 compared to 2000 primarily as a function of our decreased profitability and the absence of additional expense recognized in 2000 related to the impact of certain members of our management reaching age 62. Other general and administrative expenses include various costs to support our operations, none of which exceeded 10% of total general and administrative expenses. The increase in other general and administrative expenses in 2001 primarily reflected the increases in facilities, information technology support, pre-bidding and other costs to support our growth.

     Operating Income. HCD's contribution to operating income in 2001 decreased compared with the 2000 contribution due to the decreased gross profit margin as described in "Gross Profit" above. Additionally,

HCD's general and administrative expenses increased during 2001 to support the higher level of revenue and backlog as well as increased costs to support a high level of bidding activity during the year. The Branch Division's contribution to operating income in 2001 increased compared to 2000 due primarily to increases in gross profit margin related to materials sales during the year.

     Other Income (Expense). Other income increased by $9.9 million to $17.2 million in 2001 from $7.3 million in 2000. The increase was attributable to gains recognized on the sale of excess and developed property of approximately $5.1 million and higher equity in earnings recognized from our investments in TIC and Wilder. Although we had higher levels of cash equivalents and other investments during 2001, the effect of declining interest rates left interest income relatively flat as compared to 2000.

     Provision for Income Taxes. Our effective tax rate was 38.0% in 2001 and 39.9% in 2000. The 1.9% decrease reflected the absence of additional tax expense recognized in 2000 related to our reaching an agreement with TIC to divest our 30.0% investment over a three and one-half year period.

LIQUIDITY AND CAPITAL RESOURCES

                                                               DECEMBER 31,
                                                      -------------------------------
                                                        2002        2001       2000
                                                      ---------   --------   --------
                                                              (IN THOUSANDS)
Cash and cash equivalents...........................  $  52,032   $125,174   $ 57,759
Net cash provided (used) by:
  Operating activities..............................    104,045    124,631     74,846
  Investing activities..............................   (134,110)   (97,123)   (58,966)
  Financing activities..............................    (43,077)    39,907    (19,953)
Capital expenditures................................     57,415     65,265     52,454
Working capital.....................................  $ 220,396   $248,413   $180,051

     During 2002, we generated cash and cash equivalents from operating activities of $104.0 million, which represented a decrease of $20.6 million compared with 2001. A reduction in cash and cash equivalents from net changes in billings in excess of costs and estimated earnings represented a significant portion of the overall decrease and was attributable to the absence of the large growth in this balance we experienced in 2001. The 2001 growth was due to cash timing differences on several large projects added to our backlog in the latter half of 2001. Additionally, cash and cash equivalents increased due to a decrease in accounts receivable in 2002, due primarily to lower revenue in the fourth quarter of 2002 (after adjusting for the impact of Wilder) and higher collections. This increase was offset by a corresponding decrease in accounts payable which was due to the cost impact of lower fourth quarter revenue.

     Cash used by investing activities in 2002 increased by $37.0 million compared with 2001 due to higher net purchases of marketable securities, lower proceeds from sales of property and equipment and higher amounts spent acquiring businesses which were partially offset by lower purchases of property and equipment and cash received from T.I.C. Holdings, Inc. ("TIC") related to the repurchase of TIC shares held by the Company. During the third quarter of 2002, the Company purchased $30.9 million of U.S. government debt securities with maturities through 2005 that have been recorded as long-term marketable securities in the consolidated balance sheet at December 31, 2002. The longer term securities were purchased as part of our overall investment strategy that is designed to balance liquidity with achieving a reasonable rate of return on our invested balances.

     Cash used by financing activities in 2002 was $43.1 million as compared to $39.9 million provided by financing activities in 2001, reflecting the absence of significant proceeds from long-term debt and the increase in cash expended to repurchase our stock, partially offset by proceeds received from the exercise of warrants to purchase the our stock during 2002.

     As more fully described in Note 9 and Note 14 to our Consolidated Financial Statements, the following table summarizes our significant contractual obligations outstanding as of December 31, 2002 (in thousands):

                            TOTAL      2003      2004      2005      2006      2007     THEREAFTER
                           --------   -------   -------   -------   -------   -------   ----------
Senior notes payable.....  $128,333   $ 6,667   $ 6,667   $15,000   $15,000   $15,000    $69,999
Other notes payable......    12,687     1,973     4,429     2,840     1,288     1,047      1,110
Operating lease
  payments...............    17,835     5,391     3,523     2,714     2,073     1,360      2,774
Deferred compensation....    13,364       351       471     1,152     1,773     1,810      7,807
                           --------   -------   -------   -------   -------   -------    -------
  Total..................  $172,219   $14,382   $15,090   $21,706   $20,134   $19,217    $81,690
                           ========   =======   =======   =======   =======   =======    =======

The years of expected payment of deferred compensation are based on estimates and may be subject to change.

     In 1999, our Board of Directors authorized us to repurchase, at our management's discretion, up to $35.0 million of our common stock on the open market or in privately negotiated block purchases, exclusive of repurchases related to employee benefit plans, of which approximately $10.0 million remained at September 26, 2002. On September 26, 2002, our Board of Directors authorized us to repurchase $25.0 million of our common stock. The $25.0 million authorization replaced the $10.0 million remaining from the prior authorization. In addition, we are authorized to purchase shares for contribution to our Employee Stock Ownership Plan ("ESOP"). During the year ended December 31, 2002, we repurchased 540,400 shares of our common stock on the open market for a total purchase price of $9.8 million. Of the shares repurchased, 348,600 shares were retired and 191,800 shares were contributed to the ESOP.

     On March 24, 2003, we announced a quarterly cash dividend of $0.10 per share on our common stock. The dividend is payable on April 15, 2003 to stockholders of record on March 28, 2003.

     We had standby letters of credit totaling approximately $4.2 million outstanding at December 31, 2002, all of which expire during 2003. Additionally, we generally are required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At December 31, 2002, approximately $1.8 billion of our backlog was bonded and performance bonds totaling approximately $4.5 billion were outstanding. Performance bonds do not have stated expiration dates; rather, we are released from the bonds when each contract is completed. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that is currently bonded and their current underwriting standards, which may change from time to time. We have been bonded by the same surety for more than 75 years and have never been refused a bond. During 2002, we added two additional sureties to ensure access to bonding in support of our growth. The inability to obtain surety bonds would have a material adverse effect on our business.

     As described under "Critical Accounting Policies" above, we participate in various construction joint venture partnerships. Under the joint ventures' contracts with the project owners each of the partners are joint and severally liable for performance under the contracts. Although our agreements with our joint venture partners provide that each party will assume and pay its full proportionate share of any losses resulting from a project, if one of our partners was unable to pay its proportionate share we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner's inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. At December 31, 2002 approximately $900.0 million of work representing either our partners' proportionate share or work that our partners' are directly responsible for, had yet to be completed. We have never incurred a loss under these joint and several liability provisions, however it is possible that we could in the future and such a loss could be significant.

     Restrictive covenants under the terms of our debt agreements require the maintenance of certain levels of working capital and cash flow and the maintenance of tangible net worth (as defined) of approximately

$370.2 million. We were in compliance with these covenants at December 31, 2002. Additionally, our Wilder subsidiary has restrictive covenants (on a Wilder stand-alone basis) under the terms of its debt agreements that include the maintenance of certain ratios of working capital, liabilities to net worth and tangible net worth and restricts Wilder capital expenditures in excess of specified limits. Wilder was in compliance with these covenants at December 31, 2002. Failure to comply with these covenants could cause the amounts due under the debt agreements to become currently payable.

     We expect the principal use of funds for the foreseeable future will be for capital expenditures, working capital, acquisitions and other investments. We have budgeted $68.3 million for capital expenditures in 2003, which includes amounts for construction equipment, aggregate and asphalt plants, buildings, leasehold improvements and the purchase of land and aggregate reserves.

     In addition to our working capital and cash generated from operations, we currently have access to funds under a $60.0 million bank revolving line of credit, of which $56.0 million was available at December 31, 2002. Additionally, our Wilder subsidiary has a bank revolving line of credit of $10.0 million, all of which was available at December 31, 2002. Both lines of credit expire in June 2004.

     On January 3, 2003, the California Private Transportation Company, LP, of which we are a 22.22% limited partner, closed the sale of the State Route 91 Tollroad Franchise to the Orange County Transportation Authority for $72.5 million in cash and the assumption of $135.0 million in long-term debt. We completed construction of the $60.4 million project in 1995 and have maintained an equity interest in the operations of the facility since it opened in December 1995. We will record a gain on the sale of the tollroad of between $10.0 million and $12.0 million, net of tax, in the first quarter of 2003, with the exact amount of the gain contingent upon final transaction costs and other miscellaneous adjustments.

     We believe that our current cash and cash equivalents, short-term investments, cash generated from operations and amounts available under our existing credit facilities will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations through at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which is effective for our fiscal year beginning January 1, 2003. SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset's retirement costs are to be capitalized as part of the asset's carrying amount and subsequently allocated to expense over the asset's useful life. We do not believe the adoption of SFAS 143 will have a material effect on our financial position, results of operations, or cash flows.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred and is effective January 1, 2003. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit by the company. We do not believe the adoption of SFAS 146 will have a material effect on our financial position, results of operations, or cash flows.

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 supercedes FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of

Others". The disclosure provisions of FIN 45 are effective for financial statements of both interim and annual periods that end after December 15, 2002 and the initial recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. We are currently assessing the impact of the prospective measurement provisions of this statement.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As discussed above, under our accounting policy for stock-based compensation, we adopted the fair value provisions of SFAS 123 effective October 1, 2002. Due to the limited number of options we grant in a given year, the impact of this change is immaterial, and therefore no additional disclosure is provided.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities -- an Interpretation of ARB No. 51." FIN 46 addresses consolidation accounting for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are in the process of assessing the impact, if any, of FIN 46 on our financial position or results of operations.

QUARTERLY RESULTS

     The following table sets forth selected unaudited financial information for the eight quarters in the period ended December 31, 2002. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.

                            QUARTERLY FINANCIAL DATA
             (UNAUDITED -- IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

2002 QUARTERS ENDED                                  DEC. 31    SEPT. 30   JUNE 30    MARCH 31
-------------------                                  --------   --------   --------   --------
Revenue............................................  $452,859   $583,728   $459,010   $269,145
Gross profit.......................................    56,592     77,221     63,859     26,912
  As a percent of revenue..........................      12.5%      13.2%      13.9%      10.0%
Net income (loss)..................................    11,295     23,069     16,558     (1,643)
  As a percent of revenue..........................       2.5%       4.0%       3.6%      -0.6%
Net income (loss) per share:
  Basic............................................  $   0.28   $   0.57   $   0.41   $  (0.04)
  Diluted..........................................  $   0.28   $   0.57   $   0.41   $  (0.04)
Dividends per share................................  $   0.08   $   0.08   $   0.08   $   0.08
Market price
  High.............................................  $  17.95   $  25.10   $  25.71   $  25.25
  Low..............................................  $  13.64   $  15.83   $  21.91   $  20.24

2001 QUARTERS ENDED                                  DEC. 31    SEPT. 30   JUNE 30    MARCH 31
-------------------                                  --------   --------   --------   --------
Revenue............................................  $426,965   $516,732   $376,682   $227,615
Gross profit.......................................    53,163     61,786     46,411     22,256
  As a percent of revenue..........................      12.5%      12.0%      12.3%       9.8%
Net income.........................................    12,120     23,938     12,903      1,567
  As a percent of revenue..........................       2.8%       4.6%       3.4%       0.7%
Net income per share:
  Basic............................................  $   0.30   $   0.60   $   0.32   $   0.04
  Diluted..........................................  $   0.30   $   0.59   $   0.32   $   0.04
Dividends per share................................  $   0.08   $   0.08   $   0.08   $   0.08
Market price
  High.............................................  $  29.95   $  27.30   $  31.10   $  23.66
  Low..............................................  $  23.00   $  21.01   $  21.32   $  19.25

Net income per share calculations are based on the weighted average common shares outstanding for each period presented. Accordingly, the sum of the quarterly net income per share amounts may not equal the per share amount reported for the year.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial market risks due largely to changes in interest rates, which we have managed primarily by managing the maturities in our investment portfolio. Through December 31, 2002, we did not use derivatives to alter the interest characteristics of our investment securities or our debt instruments. We do not transact business in foreign currencies.

     The fair value of our short-term held-to-maturity investment portfolio and related income would not be significantly impacted by changes in interest rates since the investment maturities are short and the interest rates are primarily fixed. The fair value of our long-term held-to-maturity investment portfolio may be impacted by changes in interest rates. Our mutual fund portfolio of $9.3 million is exposed to equity price risks.

     We had senior notes payable of $53.3 million at December 31, 2002 which carry a fixed interest rate of 6.54% per annum with principal payments due in nine equal annual installments that began in 2002 and senior notes payable of $75.0 million at December 31, 2002 which carry a fixed interest rate of 6.96% per annum with principal payments due in nine equal annual installments beginning in 2005.

     In February 2003, we entered into two interest rate swap agreements in order to gain access to the lower borrowing rates normally available on floating-rate debt, while avoiding the prepayment and other costs that would be associated with refinancing our long-term fixed-rate debt. The swaps purchased have a combined notional amount of $50 million, six-month maturity and provide for us to pay variable interest at LIBOR plus set rate spreads and receive fixed interest of between 6.54% and 6.96%. The notional amount does not quantify risk or represent assets or liabilities, but rather, is used in the determination of cash settlement under the swap agreement. As a result of purchasing these swaps, we will be exposed to credit losses from counter-party non-performance; however, we do not anticipate any such losses from these agreements, which are with a major financial institution. The agreements will also expose us to interest rate risk should LIBOR rise during the term of the agreements.

     The table below presents principal amounts and related weighted average interest rates by year for our cash and cash equivalents, held-to-maturity investments and significant debt obligations (in thousands):

                                  2003      2004      2005      2006      2007     THEREAFTER    TOTAL
                                --------   -------   -------   -------   -------   ----------   --------
Assets
Cash, cash equivalents and
  held-to-maturity
  investments.................  $139,591   $23,416   $10,346        --        --         --     $173,353
Weighted average interest
  rate........................      1.54%     2.38%     2.61%       --        --         --         1.72%
Liabilities
Fixed rate debt
  Senior notes payable........  $  6,667   $ 6,667   $15,000   $15,000   $15,000     69,999      128,333
Weighted average interest
  rate........................      6.54%     6.54%     6.77%     6.77%     6.77%      6.84%        6.79%

     The estimated fair value of our cash, cash equivalents and short-term held-to-maturity investments approximate the principal amounts reflected above based on the generally short maturities of these financial instruments. The estimated fair value of our long-term held-to-maturity investments approximates the principal amounts above due to the relatively minor change in interest rates since their date of purchase. Rates currently available to us for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of the senior notes payable was approximately $137.3 million as of December 31, 2002 and $132.7 million as of December 31, 2001.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Registrant and auditor's report are included in Item 8 and appear following Item 15:

        Report of Independent Accountants

        Consolidated Balance Sheets -- At December 31, 2002 and 2001

        Consolidated Statement of Income -- Years Ended December 31, 2002, 2001 and 2000

        Consolidated Statements of Stockholders' Equity -- Years Ended December 31, 2002, 2001, and 2000

        Consolidated Statements of Cash Flows -- Years Ended December 31, 2002, 2001 and 2000

        Notes to Consolidated Financial Statements

     Additionally, a two-year Summary of Quarterly Results (unaudited) is included in Item 7 under "Quarterly Results."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report in that we will file our definitive proxy statement for our annual meeting of stockholders to be held on May 19, 2003 (the "Proxy Statement") pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information regarding our Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, we direct you to the sections entitled "Election Of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," respectively, in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on May 19, 2003. This information is incorporated herein by reference. Information regarding our Executive Officers is contained in the section entitled "Executive Officers of the Registrant," of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     For information regarding our Executive Compensation, we direct you to the section captioned "Executive Compensation And Other Matters" in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on May 19, 2003. This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     This information is located in the section captioned "Stock Ownership Of Certain Beneficial Owners And Management And Equity Compensation Plan Information," which will appear in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on May 19, 2003. This information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     You will find this information in the section captioned "Certain Relationships And Related Transactions," which will appear in the Proxy Statement we will deliver to our stockholders in connection with our

Annual Meeting of Stockholders to be held on May 19, 2003. This information is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     Within 90 days prior to the date of filing of this Report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Exchange Act, within the time periods specified in the SEC's rules and forms.

     (b) Changes in Internal Controls

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as part of this Report:

        (a) 1.Financial Statements. The following consolidated financial statements are filed as part of this Report:

                                                                               FORM 10-K
                                                                                 PAGES
                                                                              -----------
                Report of Independent Accountants...........................      F-1
                Consolidated Balance Sheets at December 31, 2002 and 2001...      F-2
                Consolidated Statements of Income for the Years Ended
                December 31, 2002, 2001 and 2000............................      F-3
                Consolidated Statements of Stockholders' Equity for the
                Years Ended December 31, 2002, 2001 and 2000................      F-4
                Consolidated Statements of Cash Flows for the Years Ended
                December 31, 2002, 2001 and 2000............................      F-5
                Notes to the Consolidated Financial Statements..............  F-6 to F-26

               2.Financial Statement Schedules.  The following financial
                 statement schedule of Granite Construction Incorporated for the years ended December 31, 2002, 2001 and 2000 is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Granite Construction Incorporated.

                                                                               FORM 10-K
                SCHEDULE                                                         PAGES
                --------                                                      -----------
                Schedule II -- Schedule of Valuation and Qualifying
                Accounts....................................................      S-1

                Schedules not listed above have been omitted because the required information is not applicable or is shown in the financial statement or notes.

            3.Exhibits.  The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

          (b)Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the fourth quarter of fiscal 2002.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the Stockholders of Granite Construction Incorporated:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 31 present fairly, in all material respects, the financial position of Granite Construction Incorporated and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 31 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PRICEWATERHOUSECOOPERS LLP

San Jose, California
March 11, 2003, except for Note 17 (Dividend), as to which the date is March 24, 2003

                       GRANITE CONSTRUCTION INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2002          2001
                                                              -----------   -----------
                                                                (IN THOUSANDS, EXCEPT
                                                              SHARE AND PER SHARE DATA)
                                        ASSETS
Current assets
  Cash and cash equivalents.................................    $ 52,032      $125,174
  Short-term marketable securities..........................      96,900        68,059
  Accounts receivable, net..................................     265,896       277,684
  Costs and estimated earnings in excess of billings........      42,966        49,121
  Inventories...............................................      29,984        19,746
  Deferred income taxes.....................................      23,056        13,185
  Equity in construction joint ventures.....................      24,329        23,073
  Other current assets......................................      12,732        10,874
                                                                --------      --------
          Total current assets..............................     547,895       586,916
                                                                --------      --------
Property and equipment, net.................................     347,963       262,423
                                                                --------      --------
Long-term marketable securities.............................      33,762            --
                                                                --------      --------
Investments in affiliates...................................      18,970        50,094
                                                                --------      --------
Other assets................................................      35,229        30,251
                                                                --------      --------
                                                                $983,819      $929,684
                                                                ========      ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt......................    $  8,640      $  8,114
  Accounts payable..........................................     118,813       129,515
  Billings in excess of costs and estimated earnings........     105,725       114,991
  Accrued expenses and other current liabilities............      94,321        85,883
                                                                --------      --------
          Total current liabilities.........................     327,499       338,503
                                                                --------      --------
Long-term debt..............................................     132,380       131,391
                                                                --------      --------
Other long-term liabilities.................................      13,742        10,026
                                                                --------      --------
Deferred income taxes.......................................      40,011        31,262
                                                                --------      --------
Commitments and contingencies
Minority interest in consolidated subsidiary................      15,318            --
                                                                --------      --------
Stockholders' equity
  Preferred stock, $0.01 par value, authorized 3,000,000
     shares, none outstanding...............................          --            --
  Common stock, $0.01 par value, authorized 100,000,000
     shares; issued and outstanding 41,257,015 shares in
     2002 and 41,089,487 in 2001............................         413           411
  Additional paid-in capital................................      69,390        62,380
  Retained earnings.........................................     398,383       367,546
  Accumulated other comprehensive loss......................      (1,402)         (440)
                                                                --------      --------
                                                                 466,784       429,897
  Unearned compensation.....................................     (11,915)      (11,395)
                                                                --------      --------
                                                                 454,869       418,502
                                                                --------      --------
                                                                $983,819      $929,684
                                                                ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       GRANITE CONSTRUCTION INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                              2002          2001          2000
                                                           -----------   -----------   -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  Construction...........................................  $1,537,009    $1,358,124    $1,188,430
  Material sales.........................................     227,733       189,870       159,895
                                                           ----------    ----------    ----------
     Total revenue.......................................   1,764,742     1,547,994     1,348,325
                                                           ----------    ----------    ----------
Cost of revenue:
  Construction...........................................   1,351,570     1,209,968     1,020,317
  Material sales.........................................     188,588       154,410       137,390
                                                           ----------    ----------    ----------
     Total cost of revenue...............................   1,540,158     1,364,378     1,157,707
                                                           ----------    ----------    ----------
       GROSS PROFIT......................................     224,584       183,616       190,618
General and administrative expenses......................     146,467       119,282       105,043
                                                           ----------    ----------    ----------
       OPERATING INCOME..................................      78,117        64,334        85,575
                                                           ----------    ----------    ----------
Other income (expense):
  Interest income........................................      10,048        10,806        11,646
  Interest expense.......................................      (9,162)       (8,829)       (8,954)
  Gain on sales of property and equipment................       2,128         8,917         2,584
  Other, net.............................................       1,608         6,269         2,019
                                                           ----------    ----------    ----------
                                                                4,622        17,163         7,295
                                                           ----------    ----------    ----------
       INCOME BEFORE PROVISION FOR INCOME TAXES AND
          MINORITY INTEREST..............................      82,739        81,497        92,870
Provision for income taxes...............................      29,951        30,969        37,055
                                                           ----------    ----------    ----------
       INCOME BEFORE MINORITY INTEREST...................      52,788        50,528        55,815
Minority interest in consolidated subsidiary.............      (3,509)           --            --
                                                           ----------    ----------    ----------
       NET INCOME........................................  $   49,279    $   50,528    $   55,815
                                                           ==========    ==========    ==========
NET INCOME PER SHARE
  Basic..................................................  $     1.23    $     1.27    $     1.41
  Diluted................................................  $     1.21    $     1.24    $     1.38
WEIGHTED AVERAGE SHARES OF COMMON STOCK
  Basic..................................................      40,016        39,794        39,584
  Diluted................................................      40,723        40,711        40,409
DIVIDENDS PER SHARE......................................  $     0.32    $     0.32    $     0.29
                                                           ==========    ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       GRANITE CONSTRUCTION INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                ACCUMULATED
                                                       ADDITIONAL                  OTHER
                                              COMMON    PAID-IN     RETAINED   COMPREHENSIVE     UNEARNED
YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002  STOCK     CAPITAL     EARNINGS       LOSS        COMPENSATION    TOTAL
--------------------------------------------  ------   ----------   --------   -------------   ------------   --------
                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
Balances, December 31, 1999..............      $405     $49,682     $285,832      $    --        $ (8,187)    $327,732
Net income...............................        --          --       55,815           --              --       55,815
Restricted stock issued -- 415,028 shares,
  net....................................         4       6,908           --           --          (6,912)          --
Amortized restricted stock...............        --          --           --           --           5,901        5,901
Stock options exercised and related tax
  benefit -- 84,154 shares...............         1       2,012           --           --              --        2,013
Repurchase of common stock -- 155,534
  shares.................................        (1)     (2,853)          --           --              --       (2,854)
Common stock contributed to ESOP -- 45,000
  shares.................................        --         632           --           --              --          632
Cash dividends on common stock and other..       --          --      (11,475)          --              --      (11,475)
                                               ----     -------     --------      -------        --------     --------
Balances, December 31, 2000..............       409      56,381      330,172           --          (9,198)     377,764
Comprehensive income:
  Net income.............................        --          --       50,528           --              --
  Other comprehensive income:
    Changes in net unrealized losses on
      investments........................        --          --           --         (440)             --
  Total comprehensive income.............                                                                       50,088
Restricted stock issued -- 291,797 shares,
  net....................................         2       7,168           --           --          (7,170)          --
Amortized restricted stock...............        --          --           --           --           4,973        4,973
Repurchase of common stock -- 84,218
  shares.................................        --      (2,455)          --           --              --       (2,455)
Cash dividends on common stock...........        --          --      (13,154)          --              --      (13,154)
Tax benefit from restricted stock and
  other..................................        --       1,286           --           --              --        1,286
                                               ----     -------     --------      -------        --------     --------
Balances, December 31, 2001..............       411      62,380      367,546         (440)        (11,395)     418,502
Comprehensive income:
  Net income.............................        --          --       49,279           --              --
  Other comprehensive income:
    Changes in net unrealized losses on
      investments........................        --          --           --         (962)             --
  Total comprehensive income.............                                                                       48,317
Restricted stock issued -- 270,057 shares,
  net....................................         3       6,141           --           --          (6,318)        (174)
Amortized restricted stock...............        --          --           --           --           5,798        5,798
Repurchase of common stock -- 624,531
  shares.................................        (6)     (6,525)      (5,224)          --              --      (11,755)
Cash dividends on common stock...........        --          --      (13,218)          --              --      (13,218)
Common stock contributed to ESOP -- 191,800
  shares.................................         2       3,987           --           --              --        3,989
Warrants exercised -- 322,950 shares.....         3       2,875           --           --              --        2,878
Stock options exercised and other -- 7,252
  shares.................................        --         532           --           --              --          532
                                               ----     -------     --------      -------        --------     --------
Balances, December 31, 2002..............      $413     $69,390     $398,383      $(1,402)       $(11,915)    $454,869
                                               ====     =======     ========      =======        ========     ========

  The accompanying notes are an integral part of these consolidated financial statements

                       GRANITE CONSTRUCTION INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2002        2001       2000
                                                              ---------   ---------   -------
                                                                      (IN THOUSANDS)
Operating Activities
  Net income................................................  $  49,279   $  50,528   $55,815
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation, depletion and amortization................     58,668      50,017    44,624
    Gain on sales of property and equipment.................     (2,128)     (8,917)   (2,584)
    Change in deferred income taxes.........................     (3,311)      5,665     2,245
    Gain on sale of investment..............................         --          --      (636)
    Amortization of unearned compensation...................      5,798       4,973     5,901
    Common stock contributed to ESOP........................      3,989          --       632
    Change in minority interest.............................      3,509          --        --
    Equity in income of affiliates..........................     (3,366)     (5,289)      (57)
    Other...................................................         --          --       150
  Changes in assets and liabilities, net of the effects of
    acquisitions:
    Accounts receivable.....................................     21,882     (10,973)  (11,287)
    Inventories.............................................     (1,352)     (2,999)   (2,624)
    Equity in construction joint ventures...................     (1,256)      2,078     5,460
    Other assets............................................       (616)      1,929    (1,933)
    Accounts payable........................................    (23,113)     (4,773)   (5,551)
    Billings in excess of costs and estimated earnings,
     net....................................................     (6,204)     37,432   (15,598)
    Accrued expenses and other liabilities..................      2,266       4,960       289
                                                              ---------   ---------   -------
      Net cash provided by operating activities.............    104,045     124,631    74,846
                                                              ---------   ---------   -------
Investing Activities
  Purchases of marketable securities........................   (494,633)   (139,092)  (84,671)
  Maturities of marketable securities.......................    430,549     113,295    87,944
  Additions to property and equipment.......................    (57,415)    (65,265)  (52,454)
  Proceeds from sales of property and equipment.............      6,029      14,790     4,691
  Proceeds from sales of equity investments.................     13,051          --     5,000
  Distributions from (investment in) affiliates, net........      2,447      (7,753)  (21,220)
  Advances to affiliates....................................         --      (9,475)       --
  Proceeds from repayment of advances to affiliates.........         --       6,375        --
  Acquisition of businesses, net of cash received...........    (36,034)    (11,400)       --
  Other investing activities................................      1,896       1,402     1,744
                                                              ---------   ---------   -------
      Net cash used by investing activities.................   (134,110)    (97,123)  (58,966)
                                                              ---------   ---------   -------
Financing Activities
  Proceeds from long-term debt..............................      5,547     103,000        --
  Repayments of long-term debt..............................    (25,195)    (48,048)   (5,817)
  Stock options exercised...................................         75          --       431
  Repurchase of subsidiary common stock.....................     (1,430)         --        --
  Repurchase of common stock................................    (11,755)     (2,455)   (2,854)
  Dividends paid............................................    (13,197)    (12,590)  (11,713)
  Proceeds from exercise of warrants........................      2,878          --        --
                                                              ---------   ---------   -------
      Net cash provided (used) by financing activities......    (43,077)     39,907   (19,953)
                                                              ---------   ---------   -------
Increase (decrease) in cash and cash equivalents............    (73,142)     67,415    (4,073)
Cash and cash equivalents at beginning of year..............    125,174      57,759    61,832
                                                              ---------   ---------   -------
Cash and cash equivalents at end of year....................  $  52,032   $ 125,174   $57,759
                                                              =========   =========   =======
Supplementary Information
  Cash paid during the period for:
    Interest................................................  $   9,604   $   6,709   $ 6,387
    Income taxes............................................     28,599      25,071    28,060
  Non-cash investing and financing activity:
    Restricted stock issued for services, net...............  $   6,144   $   7,170   $ 6,912
    Dividends accrued but not paid..........................      3,301       3,289     2,725
    Subsidiary preferred stock exchanged for subsidiary
     common stock...........................................      3,299          --        --
    Subsidiary notes payable issued in exchange for
     redemption of subsidiary common stock..................      1,868          --        --
                                                              =========   =========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                       GRANITE CONSTRUCTION INCORPORATED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business: Granite Construction Incorporated is a heavy civil contractor engaged in the construction of highways, dams, airports, mass transit facilities, real estate site development and other infrastructure related projects with offices in California, Washington, Oregon, Alaska, Texas, Georgia, Nevada, Arizona, Utah, New York and Florida. Unless otherwise indicated, the terms "we," "us," "our," and "Granite" refer to Granite Construction Incorporated and its consolidated subsidiaries.

     Principles of Consolidation: The consolidated financial statements include the accounts of Granite Construction Incorporated and its wholly owned and majority owned subsidiaries. All intercompany transactions and accounts have been eliminated. We use the equity method of accounting for affiliated companies where we have the ability to exercise significant influence and our ownership is between 20% and 50%. Additionally, we participate in joint ventures with other construction companies. We account for our share of the operations of these jointly controlled ventures on a pro rata basis in the consolidated statements of income and as a single line item in the consolidated balance sheets.

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

     Revenue Recognition: The majority of our contracts with our customers are either "fixed unit price" or "fixed price". Under fixed unit price contracts, we are committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete or cubic yards of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the unit price bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk that we may not be able to perform all the work for the specified contract amount. Our design/build projects are generally fixed price contracts and, primarily as a result of the growth in our design/build business in the last several years, the number of design/build contracts has been increasing. All federal government contracts and many of our other contracts provide for termination of the contract for the convenience of the party contracting with us, with provisions to pay us for work performed through the date of termination.

     We use the percentage of completion accounting method for construction contracts in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Revenue and earnings on construction contracts, including construction joint ventures, are recognized on the percentage of completion method in the ratio of costs incurred to estimated final costs. Provisions are recognized in the statement of income for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue.

     Revenue from contract claims is recognized when we have a signed settlement agreement and payment is assured. Revenue from contract change orders is recognized when the owner has agreed to the change order. Revenue in an amount equal to cost incurred is recognized prior to contracts reaching 25% completion. The related profit is deferred until the period in which such percentage completion is attained. It is our judgment that until a project reaches 25% completion, there is insufficient information to determine with a reasonable level of assurance what the estimated profit on the project will be.

     Contract cost consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). Depreciation is provided using accelerated methods for construction equipment. Contract cost is

                       GRANITE CONSTRUCTION INCORPORATED
recorded as incurred and revisions in contract revenue and cost estimates are reflected in the accounting period when known.

     The 25% threshold is applied to all percentage of completion projects without exception unless and until we project a loss on the project, in which case the estimated loss is immediately recognized.

     The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Our cost estimates use a highly detailed "bottom up" approach and we believe our experience allows us to produce materially reliable estimates. However, our projects can be highly complex and in almost every case the profit margin estimates for a project will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have many projects of varying levels of complexity and size in process at any given time (during 2002 we worked on over 3,500 projects) these changes in estimates can offset each other without materially impacting our profitability. However, large changes in cost estimates, particularly in the bigger, more complex projects in our Heavy Construction Division, can have a more significant effect on profitability.

     Factors that can contribute to changes in estimates of contract cost and profitability include, without limitation, site conditions that differ from those assumed in the original bid (to the extent that contract remedies are unavailable), the availability and skill level of workers in the geographic location of the project, the availability and proximity of materials, the accuracy of the original bid and subsequent estimates, inclement weather and timing and coordination issues inherent in all projects, including design/build projects. The foregoing factors, as well as the stage of completion and the mix of contracts at different margins, may cause fluctuations in gross profit between periods and these fluctuations may be significant.

     Revenue from the sale of materials is recognized when delivery occurs and risk of ownership passes to the customer.

     Balance Sheet Classifications: We include in current assets and liabilities amounts receivable and payable under construction contracts that may extend beyond one year. A one-year time period is used as the basis for classifying all other current assets and liabilities.

     Cash and Cash Equivalents: Cash equivalents are securities held for cash management purposes having original maturities of three months or less from the date of purchase.

     Marketable Securities: We determine the classification of our marketable securities at the time of purchase and reevaluate these determinations at each balance sheet date. Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. Held-to-maturity investments are stated at amortized cost. Debt securities for which we do not have the positive intent or ability to hold to maturity are classified as available-for-sale, along with any investments in equity securities. Securities available-for-sale are carried at fair value with the unrealized gains and losses, net of income taxes, reported as a separate component of other comprehensive income until realized. We have no investments that qualify as trading.

     The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income. Realized gains and losses are included in other income, net. The cost of securities sold is based on the specific identification method.

     Financial Instruments: The carrying value of marketable securities approximates their fair value as determined by market quotes. Rates currently available to us for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. The carrying value of receivables and other amounts arising out of normal contract activities, including retentions, which may be settled beyond one year, is estimated to approximate fair value.

                       GRANITE CONSTRUCTION INCORPORATED

     Concentrations: We maintain the majority of cash balances and all of our marketable securities with several financial institutions. We invest with high credit quality financial institutions and, by policy, limit the amount of credit exposure to any financial institution. A significant portion of our labor force is subject to collective bargaining agreements. Collective bargaining agreements covering approximately 25.0% of our labor force at December 31, 2002 will expire during 2003.

     Revenue earned by both the Branch Division and the Heavy Construction Division from federal, state and local government agencies amounted to $1,263.4 million (71.6%) in 2002, $1,075.6 million (69.5%) in 2001 and $855.1 million
(63.4%) in 2000. California Department of Transportation represented $209.6 million (11.9%) in 2002, $223.9 million (14.4%) in 2001 and $174.6 million
(12.9%) in 2000 of total revenue. At December 31, 2002 and 2001, we had significant amounts receivable from these agencies. We perform ongoing credit evaluations of our customers and generally do not require collateral, although the law provides us the ability to file mechanics' liens on real property improved for private customers in the event of non-payment by such customers. We maintain reserves for potential credit losses and such losses have been within management's expectations. We have no foreign operations.

     Inventories: Inventories consist primarily of quarry products valued at the lower of average cost or market.

     Property and Equipment: Property and equipment are stated at cost. Depreciation for construction equipment is primarily provided using accelerated methods over lives ranging from three to ten years and the straight-line method over lives from three to twenty years for the remaining depreciable assets. We believe that accelerated methods best approximate the service provided by the construction equipment. Depletion of quarry property is based on the usage of depletable reserves. The cost and accumulated depreciation or depletion of property sold or retired is removed from the accounts and gains or losses, if any, are reflected in earnings for the period. We capitalized interest costs related to certain self-constructed assets of $218,000 in 2002, $67,000 in 2001 and $509,000 in 2000. Maintenance and repairs are charged to operations as incurred.

     Long-Lived Assets: Long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recorded when the asset's carrying value exceeds its estimated undiscounted future cash flows.

     We frequently sell property and equipment that has reached the end of its useful life or no longer meets our needs, including depleted quarry property. Such property is held in property and equipment until sold.

     Intangible Assets: Included in other assets at December 31, 2002 is goodwill in the amount of $19.1 million, primarily resulting from the acquisition of Halmar Builders of New York, Inc. in July 2001 which was recorded in accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") under the transitional rules of that statement. As required, we adopted SFAS 142 as of January 1, 2002 with respect to our other intangible assets. Among other things, the statement prohibits the amortization of goodwill and sets forth a new methodology for periodically assessing and, if warranted, recording impairment of goodwill. The Company's goodwill and related amortization prior to adoption of SFAS 142 was immaterial.

     We perform goodwill impairment tests on an annual basis and more frequently when events and circumstances occur that indicate a possible impairment of goodwill. In determining whether there is an impairment of goodwill, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using a discounted future cash flow method. We then compare the resulting fair value to the net book value of the reporting unit, including goodwill. If the net book value of a reporting unit exceeds its fair value, we measure the amount of the impairment loss by comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit's goodwill exceeds its implied fair value, we recognize a goodwill impairment loss. We performed our

                       GRANITE CONSTRUCTION INCORPORATED
annual impairment test in 2002 and we determined that no impairment had occurred. The discounted future cash flow method used in the first step of our impairment test involves significant estimates including future cash inflows from estimated revenues, future cash outflows from estimated project cost and general and administrative costs, estimates of timing of collection and payment of various items and future growth rates as well as discount rate and terminal value assumptions. Although we believe the estimates and assumptions that we used in testing for impairment are reasonable and supportable, significant changes in any one of these assumptions could produce a significantly different result.

     Other intangible assets include covenants not to compete, permits, tradename and acquired contract value, which are being amortized on a straight-line basis over terms from two to fifteen years.

     Warranties: Many of our construction contracts contain warranty provisions covering defects in equipment, materials, design or workmanship that generally run from six months to one year after our customer accepts the project. Because of the nature of our projects, including contract owner inspections of the work both during construction and prior to acceptance, we have not experienced material warranty costs and therefore, do not believe an accrual for these costs is necessary.

     Accrued Insurance Costs: We carry insurance policies to cover various risks, primarily general liability and workers compensation, under which we are liable to reimburse the insurance company for a portion of each claim paid. The amounts that we are liable for generally range from the first $0.5 to $1.0 million per occurrence. We accrue for the estimated ultimate liability for incurred losses, both reported and unreported, using actuarial methods based on historic trends modified, if necessary, by recent events.

     Stock Option Compensation: As more fully described in Note 11, we maintain an Equity Incentive Plan that allows for the grant of incentive and nonqualified stock options to employees and our Board of Directors. Prior to 2002, we accounted for options granted under this plan under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Effective October 1, 2002, we adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), prospectively to all awards granted, modified, or settled after January 1, 2002. We have granted very few options under this plan. As a result, the effect on our consolidated financial statements from this change in accounting policy was insignificant.

     Income Taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

     Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for

                       GRANITE CONSTRUCTION INCORPORATED

Asset Retirement Obligations," which is effective for our fiscal year beginning January 1, 2003. SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset's retirement costs are to be capitalized as part of the asset's carrying amount and subsequently allocated to expense over the asset's useful life. We do not believe the adoption of SFAS 143 will have a material effect on our financial position, results of operations, or cash flows.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred and is effective January 1, 2003. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit by the company. We do not believe the adoption of SFAS 146 will have a material effect on our financial position, results of operations, or cash flows.

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 supercedes FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". The disclosure provisions of FIN 45 are effective for financial statements of both interim and annual periods that end after December 15, 2002 and the initial recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. We are currently assessing the impact of the prospective measurement provisions of this statement.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based
Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As discussed above, under our accounting policy for stock-based compensation, we adopted the fair value provisions of SFAS 123 effective October 1, 2002. Due to the limited number of options we grant in a given year, the impact of this change is immaterial, and therefore no additional disclosure is provided.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities -- an Interpretation of ARB No. 51." FIN 46 addresses consolidation accounting for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are in the process of assessing the impact, if any, of FIN 46 on our financial position or results of operations.

                       GRANITE CONSTRUCTION INCORPORATED

2. MARKETABLE SECURITIES

     The carrying amounts of marketable securities were as follows at December 31, 2002 and 2001 (in thousands):

                                       HELD-TO-MATURITY    AVAILABLE-FOR-SALE          TOTAL
                                      ------------------   -------------------   ------------------
                                        2002      2001       2002       2001       2002      2001
                                      --------   -------   --------   --------   --------   -------
Securities classified as current:
  U.S. Government and agency
     obligations....................  $ 17,673   $ 1,996    $   --     $   --    $ 17,673   $ 1,996
  Commercial paper..................    60,342    31,335        --         --      60,342    31,335
  Municipal bonds...................     7,044    16,925        --         --       7,044    16,925
  Certificates of deposit...........     2,500        --        --         --       2,500        --
  Domestic bankers' acceptance......        --     9,601        --         --          --     9,601
  Mutual funds......................        --        --     9,341      8,202       9,341     8,202
                                      --------   -------    ------     ------    --------   -------
                                        87,559    59,857     9,341      8,202      96,900    68,059
Securities classified as long-term:
  U.S. Government and agency
     obligations....................    33,762        --        --         --      33,762        --
                                      --------   -------    ------     ------    --------   -------
Total marketable securities.........  $121,321   $59,857    $9,341     $8,202    $130,662   $68,059
                                      ========   =======    ======     ======    ========   =======

     Held-to-maturity investments are carried at amortized cost, which approximates fair value. Unrealized holding gains and losses for all debt securities were insignificant for the years ended December 31, 2002 and 2001. We recognized gross unrealized holding losses of $1,481 ($962 after tax) and $710 ($440 after tax) related to our available-for-sale investment in mutual funds as a component of the other comprehensive income for the years ended December 31, 2002 and 2001, respectively.

     At December 31, 2002, scheduled maturities of held-to-maturity investments were as follows (in thousands):

Within one year.............................................   $ 87,559
                                                               --------
After one year through five years...........................     33,762
                                                               --------
                                                               $121,321
                                                               ========

     For the years ended December 31, 2002 and 2001, changes in our marketable securities were as follows (in thousands):

                                        DECEMBER 31, 2002                  DECEMBER 31, 2001
                                 --------------------------------   --------------------------------
                                 HELD-TO-   AVAILABLE-              HELD-TO-   AVAILABLE-
                                 MATURITY    FOR-SALE     TOTAL     MATURITY    FOR-SALE     TOTAL
                                 --------   ----------   --------   --------   ----------   --------
Purchases......................  $492,013     $2,620     $494,633   $130,185     $8,907     $139,092
Maturities.....................  (430,549)        --     (430,549)  (106,295)    (7,000)    (113,295)
Unrealized losses..............        --     (1,481)      (1,481)        --       (710)        (710)
                                 --------     ------     --------   --------     ------     --------
Net Change.....................  $ 61,464     $1,139     $ 62,603   $ 23,890     $1,197     $ 25,087
                                 ========     ======     ========   ========     ======     ========

                       GRANITE CONSTRUCTION INCORPORATED

3. ACCOUNTS RECEIVABLE AND COSTS AND ESTIMATED EARNING IN EXCESS OF BILLINGS

     Our accounts receivable comprised (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Construction Contracts:
  Completed and in progress.................................  $141,748   $163,703
  Retentions................................................    97,120     87,080
                                                              --------   --------
                                                               238,868    250,783
Construction material sales.................................    26,176     21,963
Other.......................................................     3,071      6,700
                                                              --------   --------
                                                               268,115    279,446
Less allowance for doubtful accounts........................     2,219      1,762
                                                              --------   --------
                                                              $265,896   $277,684
                                                              ========   ========

     Accounts receivable includes amounts billed and billable for public and private contracts. The balances billed but not paid by customers pursuant to retainage provisions in construction contracts generally become due upon completion of the contracts and acceptance by the owners. Retainage amounts at December 31, 2002 are expected to be collected as follows: $81,907 in 2003, $13,134 in 2004, $286 in 2005 and $1,793 in 2006 and thereafter.

     Included in our costs and estimated earnings in excess of billings at December 31, 2002 is approximately $12.0 million related to claims and unexecuted change orders acquired from Halmar Builders of New York, Inc. (Note
16) that we believe are probable of collection.

4. EQUITY IN CONSTRUCTION JOINT VENTURES

     We participate in various construction joint venture partnerships. Generally, each construction joint venture is formed to accomplish a specific project, is jointly controlled by the joint venture partners and is dissolved upon completion of the project. The joint venture agreements typically provide that our interests in any profits and assets, and our respective share in any losses and liabilities that may result from the performance of the contract are limited to our stated percentage interest in the project. Although the venture's contract with the project owner typically requires joint and several liability, our agreements with our joint venture partners provide that each party will assume and pay its full proportionate share of any losses resulting from a project. We have no significant commitments beyond completion of the contract. Our share of equity in these ventures ranges from 15% -- 65%, the most significant of which include a 65% share of a highway project in Tempe, Arizona, a 60% share in a rapid transit project in New York, New York, and a 57% share of a light rail project in Minneapolis, Minnesota.

                       GRANITE CONSTRUCTION INCORPORATED

     The combined assets, liabilities and net assets of these ventures are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Assets:
  Total.....................................................  $195,224   $218,282
  Less other venturers' interest............................    99,593    119,189
                                                              --------   --------
     Company's interest.....................................    95,631     99,093
                                                              --------   --------
Liabilities:
  Total.....................................................   139,595    148,386
  Less other venturers' interest............................    68,293     72,366
                                                              --------   --------
     Company's interest.....................................    71,302     76,020
                                                              --------   --------
Company's interest in net assets............................  $ 24,329   $ 23,073
                                                              ========   ========

     The revenue and costs of revenue of construction joint ventures are as follows (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
Revenue:
  Total..............................................  $386,212   $302,899   $463,634
  Less other venturers' interest.....................   184,386    170,445    328,612
                                                       --------   --------   --------
     Company's interest..............................   201,826    132,454    135,022
                                                       --------   --------   --------
Cost of Revenue:
  Total..............................................   335,844    287,002    413,512
  Less other venturers' interest.....................   159,048    158,045    294,304
                                                       --------   --------   --------
     Company's interest..............................   176,796    128,957    119,208
                                                       --------   --------   --------
                                                       $ 25,030   $  3,497   $ 15,814
                                                       ========   ========   ========

5. INVESTMENTS IN AFFILIATES

     We have investments in affiliates that are accounted for using the equity method. The most significant of these investments are a 50.0% interest in a limited liability company, which owns and operates an asphalt terminal in Nevada and a 22.2% limited partnership interest in California Private Transportation Company, LP ("CPTC"), which constructed and operates a private toll road. During 2002 and 2001, we made advances to the asphalt terminal limited liability company of which $4.6 million remained outstanding at December 31, 2002. We had a commitment supported by a letter of credit of $2.8 million at December 31, 2002 related to our limited partnership interest in CPTC.

     During the year ended December 31, 2002 we purchased additional common stock of Wilder Construction Company ("Wilder"), bringing our ownership interest in Wilder above 50.0%. Accordingly, we changed our method of accounting for our investment in Wilder from the equity method of accounting to consolidation as of the date we exceeded 50% ownership. (See Note 16 "Acquisitions" for additional discussion of and disclosure related to our investment in Wilder).

     At December 31, 2001, we held a 27.0% minority interest in T.I.C. Holdings, Inc. ("TIC"), which we accounted for under the equity method of accounting. In June 2002, TIC repurchased 1.1 million shares of the TIC shares held by us for a cash payment of $13.1 million. The transaction reduced our interest in TIC to

                       GRANITE CONSTRUCTION INCORPORATED

15.5% and therefore we discontinued applying the equity method and applied the cost method as of the date of the transaction.

     The summarized financial information below represents an aggregation of our investments in affiliates (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                    ----------------------------------
                                                      2002        2001         2000
                                                    --------   ----------   ----------
Balance sheet data:
  Current assets..................................  $ 29,597   $  373,427   $  234,763
  Long-term assets................................   226,697      261,430      235,476
                                                    --------   ----------   ----------
     Total assets.................................   256,294      634,857      470,239
                                                    --------   ----------   ----------
  Current liabilities.............................    25,483      322,976      195,087
  Long-term liabilities...........................   223,305      230,353      204,112
                                                    --------   ----------   ----------
     Total liabilities............................   248,788      553,329      399,199
                                                    --------   ----------   ----------
  Net assets......................................     7,506       81,528       71,040
                                                    --------   ----------   ----------
Equity method investments in affiliates...........     6,430       50,094       40,052
Cost method investments in affiliates.............    12,540           --           --
                                                    --------   ----------   ----------
Total investments in affiliates...................    18,970       50,094       40,052
                                                    --------   ----------   ----------
Earnings data:
  Revenue.........................................   553,661    1,311,001    1,173,716
  Gross profit....................................    52,701      108,398       77,874
  Earnings before taxes...........................    22,005       30,428       10,110
  Net income......................................    14,877       11,910        1,214
                                                    --------   ----------   ----------
Company's equity in earnings......................  $  3,366   $    5,289   $       57
                                                    ========   ==========   ==========

6. PROPERTY AND EQUIPMENT (in thousands)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Land........................................................  $ 50,697   $ 38,107
Quarry property.............................................    75,459     44,177
Buildings and leasehold improvements........................    59,229     44,039
Equipment and vehicles......................................   656,857    550,423
Office furniture and equipment..............................    11,782      9,180
                                                              --------   --------
                                                               854,024    685,926
Less accumulated depreciation, depletion and amortization...   506,061    423,503
                                                              --------   --------
                                                              $347,963   $262,423
                                                              ========   ========

                       GRANITE CONSTRUCTION INCORPORATED

7. INTANGIBLE ASSETS

     The following intangible assets are included in other assets on our consolidated balance sheet at December 31, 2002 (in thousands):

                                                               DECEMBER 31, 2002
                                                        --------------------------------
                                                         GROSS    ACCUMULATED      NET
                                                         VALUE    AMORTIZATION    VALUE
                                                        -------   ------------   -------
AMORTIZED INTANGIBLE ASSETS:
Covenants not to compete..............................  $ 2,249     $(1,424)     $   825
Permits...............................................    2,000        (228)       1,772
Tradenames............................................    1,602        (660)         942
Acquired contracts....................................      900        (656)         244
Other.................................................      622        (104)         518
                                                        -------     -------      -------
TOTAL AMORTIZED INTANGIBLE ASSETS.....................    7,373      (3,072)       4,301
Goodwill..............................................   19,067          --       19,067
                                                        -------     -------      -------
                                                        $26,440     $(3,072)     $23,368
                                                        =======     =======      =======

                                                               DECEMBER 31, 2001
                                                        --------------------------------
                                                         GROSS    ACCUMULATED      NET
                                                         VALUE    AMORTIZATION    VALUE
                                                        -------   ------------   -------
AMORTIZED INTANGIBLE ASSETS:
Covenants not to compete..............................  $ 2,135     $(1,103)     $ 1,032
Permits...............................................    2,000         (94)       1,906
Tradenames............................................      800        (183)         617
Acquired contracts....................................      900        (206)         694
Other.................................................      200         (35)         165
                                                        -------     -------      -------
TOTAL AMORTIZED INTANGIBLE ASSETS.....................    6,035      (1,621)       4,414
Goodwill..............................................   19,067          --       19,067
                                                        -------     -------      -------
                                                        $25,102     $(1,621)     $23,481
                                                        =======     =======      =======

     Goodwill at December 31, 2002 relates primarily to the HCD operating segment. Aggregate amortization expense related to intangible assets for the years ended December 31, 2002 and 2001 was $1.5 million and $1.0 million, respectively. Amortization expense expected to be recorded in the future is as follows (in thousands): $1,041 in 2003, $563 in 2004, $557 in 2005, $396 in
2006, $302 in 2007 and $1,442 thereafter.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES (in thousands)

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Payroll and related employee benefits.......................  $32,769   $38,526
Accrued insurance...........................................   24,513    26,302
Other.......................................................   37,039    21,055
                                                              -------   -------
                                                              $94,321   $85,883
                                                              =======   =======

                       GRANITE CONSTRUCTION INCORPORATED

9. LONG-TERM DEBT AND CREDIT ARRANGEMENTS (in thousands)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Senior notes payable........................................  $128,333   $135,000
Wilder subsidiary promissory notes..........................     7,244         --
Wilder subsidiary term loans................................     2,804         --
Other notes payable.........................................     2,639      4,505
                                                              --------   --------
                                                               141,020    139,505
Less current maturities.....................................     8,640      8,114
                                                              --------   --------
                                                              $132,380   $131,391
                                                              ========   ========

---------------

The aggregate minimum principal maturities of long-term debt for each of the five years following December 31, 2002 are as follows: 2003 -- $8,640;
2004 -- $11,096; 2005 -- $17,840; 2006 -- $16,288; 2007 -- $16,047; and beyond
2007 -- $71,109.

     We have a bank revolving line of credit of $60.0 million that allows for unsecured borrowings for up to three years through June 29, 2004, with interest rate options. Outstanding borrowings under the revolving line of credit are charged at the LIBOR interest rate plus margin (1.38% and 1.38%, respectively at December 31, 2002) with principal payable semiannually beginning December 2001 through June 2004 and interest payable quarterly. There were no amounts outstanding at December 31, 2002. We have standby letters of credit totaling approximately $4.2 million outstanding at December 31, 2002, of which $4.0 million reduces the amount available under the revolving line of credit. The unused and available portion of the line of credit at December 31, 2002 was $56.0 million.

     Additionally, our Wilder subsidiary has a bank revolving line of credit of $10.0 million that also expires in 2004, with borrowings collateralized by certain of Wilder's equipment, accounts receivable, inventory and general intangibles. Outstanding borrowings under this line are charged interest at the bank's prime rate (4.25% as of December 31, 2002) less 1.0%. There were no amounts outstanding at December 31, 2002.

     Senior notes payable in the amount of $53.3 million are due to a group of institutional holders. The notes are due in equal annual installments beginning in 2002 through 2010 and bear interest at 6.54% per annum. Additional senior notes payable in the amount of $75.0 million are due to a group of institutional holders. The notes are due in nine equal annual installments beginning in 2005 and bear interest at 6.96% per annum. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of the senior notes payable was approximately $137.3 million as of December 31, 2002 and $132.7 million as of December 31, 2001.

     The Wilder subsidiary promissory notes are due primarily to former Wilder employees relating to the repurchase of Wilder stock. These notes are unsecured, bear interest at prime (4.25% at December 31, 2002) and are payable in annual installments through December 2007. The Wilder subsidiary term loans are collateralized by certain Wilder equipment, mineral reserves, accounts receivable and inventory, bear interest at rates ranging from 3.9% to 8.1% and are payable in installments through December 2008.

     Restrictive covenants under the terms of our debt agreements include the maintenance of certain levels of working capital and cash flow and require the maintenance of tangible net worth (as defined) of approximately $370.2 million. We were in compliance with these covenants at December 31, 2002. Additionally, our Wilder subsidiary has restrictive covenants (on a Wilder stand-alone basis) under the terms of its debt agreements that include the maintenance of certain ratios of working capital, liabilities to net worth and tangible net worth and restricts Wilder capital expenditures in excess of specified limits. Wilder was in compliance with these covenants at December 31, 2002.

                       GRANITE CONSTRUCTION INCORPORATED

     Other notes payable are comprised primarily of notes incurred in connection with the purchase of property and equipment and other assets. These notes are collateralized by the assets purchased and bear interest at 6.50% to 8.95% per annum with principal and interest payable in installments through 2010.

10. EMPLOYEE BENEFIT PLANS

     Employee Stock Ownership Plan: Our Employee Stock Ownership Plan ("ESOP") covers all employees not included in collective bargaining agreements, except employees of our majority owned subsidiary, Wilder. As of December 31, 2002, the ESOP owned 8,768,511 shares of our common stock. Dividends on shares held by the ESOP are charged to retained earnings and all shares held by the ESOP are treated as outstanding in computing our earnings per share.

     Contributions to the ESOP are discretionary and comprise shares of our stock that were purchased on the market and immediately contributed to the plan. Compensation cost is measured as the cost to purchase the shares (market value on the date of purchase and contribution). Contribution expense for the years ended December 31, 2002, 2001 and 2000 was $2.0 million, $2.0 million and $0.6 million, respectively.

     Profit Sharing and 401k Plan: The plan is a defined contribution plan covering all employees not included in collective bargaining agreements, except employees of our majority owned subsidiary, Wilder. Each employee can elect to have up to 10% of gross pay contributed to the 401k plan on a before-tax basis. The plan allows for Company matching and additional contributions at the discretion of the Board of Directors.

     Our contributions to the Profit Sharing and 401k Plan for the years ended December 31, 2002, 2001 and 2000 were $5.9 million, $5.0 million and $5.0 million, respectively. Included in the contributions were 401k matching contributions of $3.9 million, $3.9 million and $3.0 million, respectively.

     Other: Two of our wholly owned subsidiaries, Granite Construction Company and Granite Halmar Construction Company, Inc. and our majority owned subsidiary, Wilder, also contribute to various multi-employer pension plans on behalf of union employees. Contributions to these plans for the years ended December 31, 2002, 2001 and 2000 were approximately $19.6 million, $16.5 million and $14.5 million, respectively. Additionally, Wilder provides a 401k plan covering all of its employees and a separate defined contribution plan covering employees not covered by other plans. Wilder's contributions under these plans totaled approximately $2.0 million in the year ended December 31, 2002. We also provide non-qualified deferred compensation plans to certain of our highly compensated employees that provide the participants the opportunity to defer payment of certain compensation as defined in the plan.

11. STOCKHOLDERS' EQUITY

     1999 Equity Incentive Plan: On May 24, 1999, our stockholders approved the 1999 Equity Incentive Plan (the "Plan"), which replaced our 1990 Omnibus stock and Incentive Plan (the "1990 Plan"). The Plan provides for the grant of restricted common stock, incentive and nonqualified stock options, performance units and performance shares to employees and awards to our Board of Directors in the form of stock units or stock options ("Director Options"). A total of 3,750,000 shares of our common stock have been reserved for issuance under the Plan. The exercise price for incentive and nonqualified stock options granted to employees under the Plan may not be less than 100% and 85%, respectively, of the fair market value at the date of the grant. The exercise price for options granted our Directors under the Plan is 50.0% of the market price of our common stock at the date of grant. Employee options granted will be exercisable at such time and be subject to such restrictions/conditions as determined by the compensation committee and Director Options are immediately exercisable. No option will be exercisable later than ten years from the date of grant. Restricted common stock is issued for services to be rendered and may not be sold, transferred or pledged for such period as determined by the compensation committee.

                       GRANITE CONSTRUCTION INCORPORATED

     Restricted shares outstanding at December 31, 2002 were 1,251,094 shares. Restricted stock compensation cost is measured at the stock's fair value at the date of grant. The compensation cost is recognized ratably over the vesting period - generally three to five years. Restricted shares generally become fully vested when a holder reaches age 62. An employee may not sell or otherwise transfer unvested shares and, in the event that an employee terminates his or her employment prior to the end of the vesting period, any unvested shares are surrendered to us. We have no obligation to repurchase restricted stock. Compensation expense related to restricted shares for the years ended December 31, 2002, 2001 and 2000 was $5.9 million, $5.0 million and $5.9 million, respectively.

     Stock options granted under the 1990 Plan, all of which were granted in 1990, expired in 2000.

     We granted Director Options under the Plan to purchase shares of our stock for the years ended December 31, 2002, 2001 and 2000 at a weighted average exercise price of $9.70, $11.91, and $8.54, respectively. The options are immediately exercisable and options for 55,812 shares remain outstanding at December 31, 2002. Director's option transactions are summarized as follows:

                                                                   DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
Options outstanding, beginning of year.....................  40,187   24,438   11,051
Options granted............................................  22,877   15,749   17,479
Options exercised..........................................  (7,252)      --   (4,092)
                                                             ------   ------   ------
Options outstanding, end of year...........................  55,812   40,187   24,438
                                                             ======   ======   ======

     Effective October 1, 2002, we adopted the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," prospectively to all awards granted, modified, or settled after January 1, 2002. Prior to 2002, we accounted for options granted under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Because we have granted very few options under the Plan, the effect on our consolidated financial statements from this change in accounting policy was insignificant.

     The fair value of each option grant was estimated at the grant date using a Black-Scholes option-pricing model. We recognized $229,000, $188,000 and $150,000 of compensation expense related to grants of stock options in 2002, 2001 and 2000, respectively. Had all compensation expense been determined based upon fair values at the grant date in accordance with SFAS 123 in 2001 and 2000 our net earnings would have been reduced by an immaterial amount and our earnings per share would be unchanged. Given the immateriality of the number of options granted and the related expense, we have omitted additional disclosures otherwise required.

     Dividend Reinvestment and Stock Purchase Plan: During 2001, we adopted a Dividend Reinvestment and Stock Purchase Plan (the "DRP Plan") under which 4,500,000 shares of common stock are authorized for purchase. The DRP Plan offers participation to record holders of common stock or other interested investors. Under the DRP Plan, participants may buy additional shares of common stock by automatically reinvesting all or a portion of the cash dividends paid on their shares of common stock or by making optional cash investments.

     Other: During the year ended December 31, 2002 warrants to purchase 322,950 shares of our common stock were exercised. No warrants were outstanding at December 31, 2002.

                       GRANITE CONSTRUCTION INCORPORATED

12. EARNINGS PER SHARE (in thousands, except per share data)

     A reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
NUMERATOR - BASIC AND DILUTED EARNINGS PER SHARE
  Net income............................................  $49,279   $50,528   $55,815
                                                          =======   =======   =======
DENOMINATOR - BASIC EARNINGS PER SHARE
  Weighted average common stock outstanding.............   41,275    41,041    40,932
  Less weighted average restricted stock outstanding....    1,259     1,247     1,348
                                                          -------   -------   -------
  TOTAL.................................................   40,016    39,794    39,584
                                                          -------   -------   -------
Basic earnings per share................................  $  1.23   $  1.27   $  1.41
                                                          =======   =======   =======
DENOMINATOR - DILUTED EARNINGS PER SHARE
  Denominator - Basic Earnings per Share................   40,016    39,794    39,584
  Effect of dilutive securities:
     Warrants...........................................      100       205       147
     Common stock options...............................       19        18        12
     Restricted stock...................................      588       694       666
                                                          -------   -------   -------
  TOTAL.................................................   40,723    40,711    40,409
                                                          -------   -------   -------
Diluted earnings per share..............................  $  1.21   $  1.24   $  1.38
                                                          =======   =======   =======

     During the fourth quarter of 2002 there were 583 shares of restricted stock outstanding that were not included in the computation of diluted earnings per share because the market price was less than the original issue price and their inclusion would be anti-dilutive.

13. INCOME TAXES

     Provision for income taxes (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
Federal:
  Current...............................................  $28,553   $20,762   $28,998
  Deferred..............................................   (3,263)    4,890     1,989
                                                          -------   -------   -------
                                                           25,290    25,652    30,987
                                                          =======   =======   =======
State:
  Current...............................................    5,263     4,542     5,812
  Deferred..............................................     (602)      775       256
                                                          -------   -------   -------
                                                            4,661     5,317     6,068
                                                          -------   -------   -------
                                                          $29,951   $30,969   $37,055
                                                          =======   =======   =======

                       GRANITE CONSTRUCTION INCORPORATED

     Reconciliation of statutory to effective tax rate (in thousands):

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
Federal statutory tax rate..................................  35.0%  35.0%  35.0%
State taxes, net of federal tax benefit.....................   4.3    4.2    4.2
Percentage depletion deduction..............................  (2.9)  (2.6)  (1.7)
Other.......................................................  (0.2)   1.4    2.4
                                                              ----   ----   ----
                                                              36.2%  38.0%  39.9%
                                                              ====   ====   ====

     Deferred tax assets and liabilities (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Deferred tax assets:
  Accounts receivable.......................................  $  1,829   $  1,802
  Inventory.................................................     4,131      2,430
  Property and equipment....................................       700      2,249
  Insurance accruals........................................     7,767      8,308
  Deferred compensation.....................................     3,482      3,587
  Other accrued liabilities.................................     7,509      5,417
  Contract recognition......................................     2,250         --
  Other.....................................................       815        280
  Net operating loss carryforward...........................     2,438        967
  Valuation allowance.......................................    (2,438)      (967)
                                                              --------   --------
                                                                28,483     24,073
                                                              --------   --------
Deferred tax liabilities
  Property and equipment....................................    39,799     30,681
  Contract recognition......................................        --      5,331
  TIC basis difference......................................     2,114      2,968
  Other.....................................................     3,525      3,170
                                                              --------   --------
                                                                45,438     42,150
                                                              --------   --------
                                                              $(16,955)  $(18,077)
                                                              ========   ========

     The deferred tax asset for insurance accruals relates primarily to the accrued liabilities for our workers compensation and public liability insurance that is deductible in future periods. The deferred tax asset for other accrued liabilities relates to various items including accrued vacation and accrued reclamation costs which are deductible in future periods. The deferred tax liability for the TIC basis difference represents the undistributed earnings of TIC for which income and the related tax provision have been recognized in our records.

     We have provided a valuation allowance on the net operating loss carryforward that is related to state and local tax carryforwards for our Granite Halmar subsidiary because of uncertainty regarding their realizability. The change in the valuation allowance from December 31, 2001 to December 31, 2002 related to an increase

                       GRANITE CONSTRUCTION INCORPORATED
in these carryforwards during 2002. Deferred tax assets of $1.5 million and deferred tax liabilities of $4.2 million were applied to our balance sheet in our initial consolidation of Wilder (Note 16).

14. COMMITMENTS, CONTINGENCIES AND GUARANTEES

     Leases: Minimum rental commitments under all noncancellable operating leases, primarily quarry property and construction equipment, in effect at December 31, 2002 were (in thousands):

                                                               YEARS ENDING
                                                               DECEMBER 31,
                                                               ------------
2003........................................................     $ 5,391
2004........................................................       3,523
2005........................................................       2,714
2006........................................................       2,073
2007........................................................       1,360
Later years (through 2020)..................................       2,774
                                                                 -------
Total minimum rental commitment.............................     $17,835
                                                                 =======

     Operating lease rental expense was $5.7 million in 2002, $5.0 million in 2001 and $5.5 million in 2000.

     Litigation: Our wholly-owned subsidiary, Granite Construction Company ("GCCO"), as a member of a joint venture, Wasatch Constructors ("Wasatch"), is among a number of construction companies, including Wasatch, who, together with the Utah Department of Transportation ("UDOT"), are named as defendants in a lawsuit filed in the United States District Court for the District of Utah. The plaintiffs are two independent contractor truckers who filed the lawsuit on behalf of the United States under the federal False Claims Act seeking to recover damages and civil penalties in excess of $46,400,000. The lawsuit alleges that, beginning in 1997 and thereafter, the defendants submitted false claims to the United States Government during the reconstruction of a portion of Interstate 15 in the Salt Lake Valley pursuant to a prime contract between UDOT and Wasatch.

     Among other things, the plaintiffs allege that certain defendants, who were subcontractors to Wasatch defrauded the Government by charging Wasatch for dirt and fill material they did not provide and that Wasatch and UDOT knowingly paid for such excess material. The plaintiffs also allege that Wasatch committed certain other acts including providing substandard workmanship and materials; failure to comply with clean air and clean water standards and the filing of false certifications regarding its entitlement to the payment of bonuses. The original complaint was filed in January, 1999 and the Third Amended Complaint was filed on February, 2003.

     Although GCCO owns a 23% interest in Wasatch, it was not the managing partner of Wasatch nor was it principally involved in the ongoing management of the project. The Company and GCCO believe that the allegations in the lawsuit are without merit and intend to contest them vigorously. The lawsuit is in the preliminary stage and the Company cannot predict its outcome with certainty. The litigation process is inherently uncertain, and this type of litigation is particularly complex and can extend for a protracted period of time. As a result, GCCO's defense of the lawsuit, regardless of its eventual outcome, may be costly. Should the outcome of the lawsuit be adverse to GCCO, it could be required to pay significant monetary damages. In addition, since GCCO is a general partner of Wasatch, it would be jointly and severally liable for damages or penalties assessed against Wasatch, although the Company and GCCO have no reason to believe that the other joint venture partners would not bear their pro rata share of any such damages or penalties.

     We are a party to a number of other legal proceedings and believe that the nature and number of these proceedings are typical for a construction firm of its size and scope. Our litigation typically involves claims

                       GRANITE CONSTRUCTION INCORPORATED
regarding public liability or contract related issues. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unanticipated unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations for the period in which the ruling occurs.

     Guarantees: As discussed in Note 4 to these consolidated financial statements, we participate in various construction joint venture partnerships. Under the joint ventures' contracts with the project owners each of the partners are joint and severally liable for performance under the contracts. Although our agreements with our joint venture partners provide that each party will assume and pay its full proportionate share of any losses resulting from a project, if one of our partners was unable to pay its proportionate share we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner's inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. At December 31, 2002 approximately $900.0 million of work representing either our partners' proportionate share or work that our partners' are directly responsible for, had yet to be completed. We have never incurred a loss under these joint and several liability provisions, however it is possible that we could in the future and such a loss could be significant.

15. BUSINESS SEGMENT INFORMATION

     We have two reportable segments: the Branch Division and the Heavy Construction Division ("HCD"). The Branch Division is comprised of branch offices that serve local markets, while HCD pursues major infrastructure projects throughout the nation. HCD focuses on building larger heavy civil projects with contract durations greater than two years, while the Branch Division projects are typically smaller in size and shorter in duration. HCD has been the primary participant in our construction joint ventures. Substantially all of the revenues from these joint ventures are included in HCD's revenues from external customers (Note 4).

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1). We evaluate performance based on operating profit or loss which does not include income taxes, interest income, interest expense or other income (expense).

                       GRANITE CONSTRUCTION INCORPORATED

INFORMATION ABOUT PROFIT AND ASSETS (in thousands):

                                                      HCD        BRANCH       TOTAL
                                                    --------   ----------   ----------
2002
  Revenues from external customers................  $596,243   $1,168,499   $1,764,742
  Intersegment revenue transfer...................   (19,313)      19,313           --
                                                    --------   ----------   ----------
  Net revenue.....................................   576,930    1,187,812    1,764,742
  Depreciation and amortization...................    11,946       36,765       48,711
  Operating income................................    19,305      100,165      119,470
  Property and equipment..........................    43,676      287,145      330,821
2001
  Revenues from external customers................  $479,105   $1,068,889   $1,547,994
  Intersegment revenue transfer...................   (14,837)      14,837           --
                                                    --------   ----------   ----------
  Net revenue.....................................   464,268    1,083,726    1,547,994
  Depreciation and amortization...................    10,445       33,754       44,199
  Operating income (loss).........................    (2,761)     106,316      103,555
  Property and equipment..........................    45,539      198,803      244,342
2000
  Revenues from external customers................  $352,825   $  995,500   $1,348,325
  Intersegment revenue transfer...................   (15,412)      15,412           --
                                                    --------   ----------   ----------
  Net revenue.....................................   337,413    1,010,912    1,348,325
  Depreciation and amortization...................     7,670       31,885       39,555
  Operating income................................    33,775       87,769      121,544
  Property and equipment..........................    33,830      194,810      228,640

                       GRANITE CONSTRUCTION INCORPORATED

     Reconciliation of Segment Profit and Assets to our Consolidated Totals (in thousands):

                                                         2002       2001       2000
                                                       --------   --------   --------
Profit or Loss:
Total operating income for reportable segments.......  $119,470   $103,555   $121,544
Other income.........................................     4,622     17,163      7,295
Unallocated other corporate expenses.................   (41,353)   (39,221)   (35,969)
                                                       --------   --------   --------
  Income before provision for income taxes and
     minority interest...............................  $ 82,739   $ 81,497   $ 92,870
                                                       ========   ========   ========
Assets:
Total assets for reportable segments.................  $330,821   $244,342
Assets not allocated to segments:
  Cash and cash equivalents..........................    52,032    125,174
  Marketable securities..............................   130,662     68,059
  Deferred income taxes..............................    23,056     13,185
  Other current assets...............................   375,907    380,498
  Property and equipment.............................    17,142     18,081
  Other assets.......................................    54,199     80,345
                                                       --------   --------
Consolidated Total...................................  $983,819   $929,684
                                                       ========   ========

16. ACQUISITIONS

     Wilder Construction Company: On April 30, 2002, we purchased an additional 698,483 shares of Wilder common stock for total consideration of $7.9 million (excluding $9.1 million of cash applied in the resulting consolidation of Wilder with the Company). As a result of this transaction our interest in Wilder increased to above 50% and was approximately 59.0% at December 31, 2002. We accounted for this step acquisition using the purchase method of accounting and the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.

     During the years ended December 31, 2001 and 2000, we made investments of $4.6 million and $14.8 million, respectively, to acquire common stock representing a 48.0% interest in Wilder which was accounted for under the equity method of accounting until April 30, 2002. Under the equity method we allocated our investments to the assets and liabilities of Wilder based on their estimated fair values at the date of the investments.

     Our share of the estimated fair value of Wilder's net assets exceeded the purchase price at each investment date, therefore, no goodwill was recorded. The consolidation of Wilder at April 30, 2002 resulted in an increase in assets of $77.5 million, an increase in liabilities of $46.9 million and a decrease in investments in affiliates of $19.0 million. These amounts are considered non-cash items in the consolidated statement of cash flows for the year ended December 31, 2002.

     The following summarized unaudited pro forma results of operations for the years ended December 31, 2002 and 2001 assume we acquired our majority interest in Wilder as of the beginning of 2001. The pro forma data has been prepared for comparative purposes only. It does not purport to be indicative of the results of

                       GRANITE CONSTRUCTION INCORPORATED
operations that would have resulted had the acquisition been consummated at the beginning of the periods presented, or that may occur in the future.

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2002          2001
                                                              -----------   -----------
                                                              (IN MILLIONS, EXCEPT PER
                                                                     SHARE DATA)
Revenue.....................................................   $1,791.7      $1,641.8
Net Income..................................................   $   48.6      $   51.9
Net income per diluted share................................   $   1.20      $   1.27

     Other Acquisitions: During 2002, we completed the following acquisitions, all of which were accounted for using the purchase method of accounting. The results of each of the acquired businesses' operations are included in our consolidated results from their respective acquisition dates. In each of these transactions the estimated fair value of the assets exceeded the purchase price, therefore, no goodwill was recorded. These transactions are not material, either individually or in the aggregate; therefore certain disclosures otherwise required have been omitted.

     On April 30, 2002 we purchased certain assets and assumed certain contracts of Robinson Construction Company ("Robinson"), a northern California construction contractor and materials supplier, for cash consideration of $8.1 million. The purchase price was allocated to the assets acquired (primarily property and equipment and inventory) based on their estimated fair values at the date of acquisition. Robinson recorded revenue of approximately $8.6 million (unaudited) during the year ended December 31, 2001.

     In May 2002, we purchased certain assets and assumed certain contracts and liabilities of Redwood Empire Aggregates and its wholly owned subsidiary Parnum Paving, Inc. ("Parnum"), a northern California construction contractor and materials supplier, for cash consideration of approximately $15.2 million. The purchase price was allocated to the assets acquired (primarily property and equipment and inventory) and liabilities assumed (primarily environmental remediation liabilities) based on their estimated fair values at the date of acquisition. Parnum recorded revenue of approximately $48.0 million (unaudited) during the year ended December 31, 2001.

     Both the Robinson and Parnum acquisitions extend our geographic operations further into northern California.

     In October 2002, we purchased certain assets and assumed certain contracts of a quarry operation located near Gilroy, California for cash consideration of approximately $13.9 million. The purchase price was allocated to the assets acquired (primarily property and equipment and inventory) based on their estimated fair values at the date of acquisition. This quarry operation recorded revenue of approximately $3.0 million (unaudited) during the year ended December 31, 2001.

     Halmar Builders of New York, Inc.: On July 1, 2001, we acquired 100% of the common stock of Halmar Builders of New York, Inc. ("Halmar"), a Mt. Vernon, New York heavy-civil construction company for a cash purchase price of approximately $13.0 million ($11.4 million net of cash acquired) and assumption of net liabilities of approximately $7.0 million. The acquired entity operates under the name Granite Halmar Construction Company, Inc. ("Granite Halmar") as a wholly owned subsidiary of Granite Construction Incorporated. If Granite Halmar achieves certain predetermined financial results over the two-year period ending June 30, 2003, we will pay the former Halmar shareholders up to an additional $2.0 million which will be recorded as an adjustment to the purchase price by us at the time the predetermined financial results have been achieved. The acquisition was accounted for in accordance with SFAS 141, "Business Combinations." The results of operations of Granite Halmar were included in these consolidated financial statements as of July 1, 2001. The purchase price was allocated to the assets acquired and liabilities assumed including

                       GRANITE CONSTRUCTION INCORPORATED
approximately $18.0 million of goodwill and approximately $2.0 million of other intangible assets related to this transaction. This acquisition was not considered material; therefore, certain disclosures otherwise required have been omitted.

17. SUBSEQUENT EVENTS

     Dividend: On March 24, 2003 we announced a quarterly cash dividend of $0.10 per common share on our common stock. The dividend is payable April 15, 2003 to stockholders of record on March 28, 2003.

     Purchase of interest rate swap: In February 2003, we entered into two interest rate swap agreements in order to gain access to the lower borrowing rates normally available on floating-rate debt, while avoiding the prepayment and other costs that would be associated with refinancing our long-term fixed-rate debt. The swaps purchased have a combined notional amount of $50 million, six-month maturity and provide for us to pay variable interest at LIBOR plus a set rate spread and receive fixed interest of between 6.54% and 6.96%. The notional amount does not quantify risk or represent assets or liabilities, but rather, is used in the determination of cash settlement under the swap agreement. As a result of purchasing these swaps, we will be exposed to credit losses from counter-party non-performance, however, we do not anticipate any such losses from these agreements, which are with a major financial institution. The agreements will also expose us to interest rate risk should LIBOR rise during the term of the agreements. These swap agreements will be accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). Under the provisions of SFAS 133, we will initially record the interest rate swap at fair value, and subsequently record any changes in the fair value in other income, net. Fair value will be determined based on quoted market prices, which reflect the difference between estimated future variable-rate payments and future fixed-rate receipts.

     Sale of investment: On January 3, 2003, the California Private Transportation Company, LP, of which we are a 22.22% limited partner, closed the sale of the State Route 91 Tollroad Franchise to the Orange County Transportation Authority for $72.5 million in cash and the assumption of $135.0 million in long-term debt. We completed construction of the $60.4 million project in 1995 and have maintained an equity interest in the operations of the facility since it opened in December 1995. We will record a gain on the sale of the tollroad of between $10.0 million and $12.0 million, net of tax, in the first quarter of 2003, with the exact amount of such gain contingent upon final transaction costs and other miscellaneous adjustments.

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

                                          GRANITE CONSTRUCTION INCORPORATED

                                          By:     /s/ WILLIAM E. BARTON
                                            ------------------------------------
                                                     William E. Barton
                                              Senior Vice President and Chief
                                                      Financial Officer

Date: March 27, 2003

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below on March 27, 2003, by the following persons in the capacities indicated.

                      SIGNATURE                                              TITLE
                      ---------                                              -----

                 /s/ DAVID H. WATTS                                 Chairman of the Board,
 ---------------------------------------------------         Chief Executive Officer and Director
                  [David H. Watts]


                /s/ WILLIAM E. BARTON                           Senior Vice President and Chief
 ---------------------------------------------------        Financial Officer, Principal Accounting
                 [William E. Barton]                                 and Financial Officer


                /s/ JOSEPH J. BARCLAY                                      Director
 ---------------------------------------------------
                 [Joseph J. Barclay]


                /s/ RICHARD M. BROOKS                                      Director
 ---------------------------------------------------
                 [Richard M. Brooks]


                  /s/ LINDA GRIEGO                                         Director
 ---------------------------------------------------
                   [Linda Griego]


                 /s/ BRIAN C. KELLY                                        Director
 ---------------------------------------------------
                  [Brian C. Kelly]


               /s/ REBECCA A. MCDONALD                                     Director
 ---------------------------------------------------
                [Rebecca A. McDonald]


                /s/ RAYMOND E. MILES                                       Director
 ---------------------------------------------------
                 [Raymond E. Miles]


               /s/ J. FERNANDO NIEBLA                                      Director
 ---------------------------------------------------
                [J. Fernando Niebla]


                /s/ GEORGE B. SEARLE                                       Director
 ---------------------------------------------------
                 [George B. Searle]


                 /s/ DAVID H. KELSEY                                       Director
 ---------------------------------------------------
                  [David H. Kelsey]

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, David H. Watts, certify that:

I have reviewed this annual report on Form 10-K of Granite Construction Incorporated;

     1. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     2. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     3. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     4. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     5. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003                      /s/ DAVID H. WATTS
                                          --------------------------------------
                                          David H. Watts,
                                          Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, William E. Barton, certify that:

I have reviewed this annual report on Form 10-K of Granite Construction Incorporated;

     1. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     2. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     3. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     4. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     5. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003                      /s/ WILLIAM E. BARTON
                                          --------------------------------------
                                          William E. Barton,
                                          Chief Financial Officer

                                                                     SCHEDULE II

                                            GRANITE CONSTRUCTION INCORPORATED

                                           SCHEDULE OF VALUATION AND QUALIFYING
                                                         ACCOUNTS

                                                   BALANCE AT               ADJUSTMENTS    BALANCE AT
                                                   BEGINNING    BAD DEBT        AND          END OF
DESCRIPTION                                         OF YEAR     EXPENSE    DEDUCTIONS(1)      YEAR
-----------                                        ----------   --------   -------------   ----------
                                                                     (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2002
  Allowance for doubtful accounts................    $1,762      $  561       $  (104)       $2,219
                                                     ======      ======       =======        ======
  Allowance for notes receivable.................    $   68      $   --       $    --        $   68
                                                     ======      ======       =======        ======
YEAR ENDED DECEMBER 31, 2001
  Allowance for doubtful accounts................    $1,781      $1,654       $(1,673)       $1,762
                                                     ======      ======       =======        ======
  Allowance for notes receivable.................    $   68      $   --       $    --        $   68
                                                     ======      ======       =======        ======
YEAR ENDED DECEMBER 31, 2000
  Allowance for doubtful accounts................    $1,224      $1,165       $  (608)       $1,781
                                                     ======      ======       =======        ======
  Allowance for notes receivable.................    $   68      $   --       $    --        $   68
                                                     ======      ======       =======        ======

---------------

(1) In all years includes accounts written off as uncollectable. In 2002 also includes allowance for doubtful accounts applied in the initial consolidation of Wilder Construction Company (see Note 16 to the Consolidated Financial Statements)

                             INDEX TO 10-K EXHIBITS

EXHIBIT
NO.                            EXHIBIT DESCRIPTION
-------                        -------------------
3.1*       Certificate of Incorporation of Granite Construction
           Incorporated [Registration Statement on Form S-1, File No.
           33-33795]
3.1.a*     Amendment to the Certificate of Incorporation of Granite
           Construction Incorporated [Exhibit 3.1.a to 10-K for year
           ended December 31, 1998]
3.1.b*     Amendment to Certificate of Incorporation of Granite
           Construction Incorporated [Exhibit 3.1.b to 10-K for year
           ended December 31, 2000]
3.1.c*     Certificate of Correction of Certificate of Incorporation of
           Granite Construction Incorporated effective January 31, 2001
           [Exhibit 3.1.c to 10-K for year ended December 31, 2000]
3.1.d*     Certificate of Correction of Certificate of Incorporation of
           Granite Construction Incorporated filed May 22, 1998,
           effective January 31, 2001 [Exhibit 3.1.d to 10-K for year ended December 31, 2000]
3.1.e*     Certificate of Correction of Certificate of Incorporation of
           Granite Construction Incorporated filed May 23, 2000,
           effective January 31, 2001 [Exhibit 3.1.e to 10-K for year ended December 31, 2000]
3.1.f*     Amendment to the Certificate of Incorporation of Granite
           Construction Incorporated effective May 25, 2001 [Exhibit
           3.1 to 10-Q for quarter ended June 30, 2001]
3.1.g*     Certificate of Incorporation of Granite Construction
           Incorporated as Amended effective May 25, 2001 [Exhibit
           3.1.a to 10-Q for quarter ended June 30, 2001]
3.2*       Bylaws of Granite Construction Incorporated, as amended and restated effective February 27, 1991 [Exhibit 3.2 to 10-K
           for year ended December 31, 1991]
10.1***    Amendment to and Restatement of the Granite Construction
           Incorporated Key Management Deferred Compensation Plan
           adopted and effective January 1, 1998 [Exhibit 10.8 to 10-K for year ended December 31, 1998]
10.1.a***  Amendment 1 to Granite Construction Incorporated Key
           Management Deferred Compensation Plan dated April 23, 1999
           [Exhibit 10.6.a to 10-K for year ended December 31, 1999]
10.2***    Amendment to and Restatement of the Granite Construction
           Incorporated Key Management Deferred Incentive Compensation
           Plan adopted and effective January 1, 1998 [Exhibit 10.9 to
           10-K for year ended December 31, 1998]
10.2.a***  Amendment 1 to Granite Construction Incorporated Key
           Management Deferred Incentive Compensation Plan dated April
           23, 1999 [Exhibit 10.7.a to 10-K for year ended December 31,
           1999]
10.2.b***  Amendment 2 to Granite Construction Incorporated Key
           Management Deferred Incentive Compensation Plan dated
           November 1, 2001 [Exhibit 10.9.b to 10-K for year ended
           December 31, 2001]
10.3***    Granite Construction Incorporated 1999 Equity Incentive Plan
           [Exhibit 10.10 to 10-K for year ended December 31, 1999]
10.4*      Credit Agreement dated and effective June 29, 2001 [Exhibit
           10.1 to 10-Q for quarter ended June 30, 2001]
10.5*      Continuing Guaranty Agreement from the Subsidiaries of
           Granite Construction Incorporated as Guarantors of financial accommodations pursuant to the terms of the Credit Agreement dated June 29, 200l [Exhibit 10.2 to 10-Q for quarter ended
           June 30, 2001]
10.6*      Note Purchase Agreement between Granite Construction
           Incorporated and certain purchasers dated May 1, 2001
           [Exhibit 10.3 to 10-Q for quarter ended June 30, 2001]
10.7*      Amendment to and Restated Note Purchase Agreement between
           Granite Construction Incorporated and certain purchasers
           dated November 1, 2001 [Exhibit 10.12 to 10-K for year ended
           December 31, 2001]
10.8*      Subsidiary Guaranty Agreement from the Subsidiaries of
           Granite Construction Incorporated as Guarantors of the
           Guaranty of Notes and Note Agreement and the Guaranty of
           Payment and Performance dated May 1, 2001 [Exhibit 10.4 to
           10-Q for quarter ended June 30, 2001]

EXHIBIT
NO.                            EXHIBIT DESCRIPTION
-------                        -------------------
10.9*      Subsidiary Guaranty Supplement from the Subsidiaries of
           Granite Construction Incorporated as Guarantors of the
           Guaranty of Notes and Note Agreement and the Guaranty of
           Payment and Performance dated November 15, 2001 [Exhibit
           10.13.a to 10-K for year ended December 31, 2001]
10.10+**   Form of Amended and Restated Director and Officer
           Indemnification Agreement
21*        List of Subsidiaries of Granite Construction Incorporated
           [Exhibit 21.1 to 10-K for year ended December 31, 2001]
23+        Consent of PricewaterhouseCoopers, LLP
99.1+      Certification of Chief Executive Officer Pursuant to 18
           U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2+      Certification of Chief Financial Officer Pursuant to 18
           U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------

 * Incorporated by reference

** Compensatory plan or management contract

 + Filed herewith