Form 10-Q
period 2003-03-31
GRANITE CONSTRUCTION INC
filed 2003-05-14
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2003

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

Yes  ( X)      No  (  )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2003.

Class	Outstanding

Common Stock, $0.01 par value	41,540,937 shares

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act) Yes (X)      No   (   )

GRANITE CONSTRUCTION INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

Granite Construction Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31	December 31
	2003	2002

	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$75,043	$52,032
Short-term marketable securities	74,780	96,900
Accounts receivable, net	210,060	265,896
Costs and estimated earnings in excess of billings	42,147	42,966
Inventories	30,965	29,984
Deferred income taxes	23,149	23,056
Equity in construction joint ventures	27,432	24,329
Other current assets	7,739	12,732

Total current assets	491,315	547,895

Property and equipment, net	354,182	347,963

Long-term marketable securities	39,596	33,762

Investments in affiliates	23,001	18,970

Other assets	39,439	35,229

	$947,533	$983,819

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$8,914	$8,640
Accounts payable	99,963	118,813
Billings in excess of costs and estimated earnings	93,192	105,725
Accrued expenses and other current liabilities	85,641	94,321

Total current liabilities	287,710	327,499

Long-term debt	129,289	132,380

Other long-term liabilities	15,696	13,742

Deferred income taxes	40,011	40,011

Commitments and contingencies
Minority interest in consolidated subsidiaries	14,048	15,318

Stockholders’ equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 41,540,937 shares in 2003 and 41,257,015 in 2002	415	413
Additional paid-in capital	73,962	69,390
Retained earnings	404,247	398,383
Accumulated other comprehensive loss	(1,569)	(1,402)

	477,055	466,784
Unearned compensation	(16,276)	(11,915)

	460,779	454,869

	$947,533	$983,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited - in thousands, except per share data)

Three Months Ended March 31,	2003	2002

Revenue:
Construction	$262,466	$237,862
Material sales	39,694	31,283

Total revenue	302,160	269,145

Cost of revenue:
Construction	234,244	215,235
Material sales	34,899	26,998

Total cost of revenue	269,143	242,233

Gross Profit	33,017	26,912
General and administrative expenses	36,550	30,455

Operating loss	(3,533)	(3,543)

Other income (expense):
Interest income	1,486	1,990
Interest expense	(2,109)	(1,645)
Gain on sales of property and equipment	296	216
Equity in income of affiliates	18,015	522
Other, net	327	(168)

	18,015	915

Income (loss) before income taxes and minority interest	14,482	(2,628)
Provision for (benefit from) income taxes	5,241	(985)

Income (loss) before minority interest	9,241	(1,643)
Minority interest in loss of consolidated subsidiaries	777	—

Net income (loss)	$10,018	$(1,643)

Net income (loss) per share
Basic	$0.25	$(0.04)
Diluted	$0.25	$(0.04)
Weighted average shares of common stock
Basic	40,048	39,920
Diluted	40,510	39,920
Dividends per share	$0.10	$0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)

Three Months Ended March 31,	2003	2002

Operating Activities
Net income (loss)	$10,018	$(1,643)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	17,403	12,948
Gain on sales of property and equipment	(296)	(216)
Amortization of unearned compensation	1,506	1,457
Minority interest in loss of consolidated subsidiaries	(777)	—
Equity in income of affiliates	(18,015)	(522)
Changes in assets and liabilities:
Accounts and notes receivable	55,991	46,226
Inventories	(981)	(1,577)
Equity in construction joint ventures	(3,103)	3,495
Other assets	6,050	(5,076)
Accounts payable	(18,850)	(35,801)
Billings in excess of costs and estimated earnings, net	(11,714)	(7,381)
Accrued expenses and other liabilities	(10,708)	(14,548)

Net cash provided by (used in) operating activities	26,524	(2,638)

Investing Activities
Purchases of marketable securities	(43,475)	(89,716)
Maturities of marketable securities	59,501	95,407
Additions to property and equipment	(20,139)	(12,099)
Proceeds from sales of property and equipment	536	530
Distributions from affiliates, net	13,984	—
Other investing activities	(1,775)	(173)

Net cash provided by (used in) investing activities	8,632	(6,051)

Financing Activities
Repayments of long-term debt	(7,718)	(6,789)
Dividends paid	(3,301)	(3,288)
Repurchase of common stock and other	(1,126)	(4,131)

Net cash used in financing activities	(12,145)	(14,208)

Increase (decrease) in cash and cash equivalents	23,011	(22,897)
Cash and cash equivalents at beginning of period	52,032	125,174

Cash and cash equivalents at end of period	$75,043	$102,277

Supplementary Information
Cash paid during the period for:
Interest	$2,546	$2,248
Income taxes	3,994	502
Non-cash investing and financing activity:
Restricted stock issued for services	$5,826	$7,022
Dividends accrued but not paid	4,154	3,303
Financed acquisition of long-term asset	4,004	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation: The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we”, “us”, “our” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2003 and the results of our operations and cash flows for the periods presented. The December 31, 2002 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

2.	Newly Effective and Recently Issued Accounting Pronouncements:

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which was effective for our fiscal year beginning January 1, 2003. SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset’s retirement costs are to be capitalized as part of the asset’s carrying amount and subsequently allocated to expense over the asset’s useful life. The adoption of SFAS 143 did not have a material effect on our financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 supercedes FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”. The disclosure provisions of FIN 45 are effective for financial statements of both interim and annual periods that end after December 15, 2002 and the initial recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the prospective measurement provisions of this statement did not have a material effect on our financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51.” FIN 46 addresses consolidation accounting for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all variable interest entities created or acquired after January 31, 2003.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are in the process of assessing the impact, if any, of FIN 46 on our financial position or results of operations.

3.	Inventories: Inventories consist primarily of quarry products valued at the lower of average cost or market.

4.	Property and Equipment:

	March 31, 2003
In thousands	(Unaudited)	December 31, 2002

Land	$51,157	$50,697
Quarry property	77,311	75,459
Buildings and leasehold improvements	61,206	59,229
Equipment and vehicles	672,851	656,857
Office furniture and equipment	12,200	11,782

	874,725	854,024
Less accumulated depreciation, depletion and amortization	520,543	506,061

	$354,182	$347,963

5.	Earnings Per Share:

	Three Months Ended
	March 31,

In thousands, except per share data	2003	2002

Numerator – basic and diluted earnings per share Net income (loss)	$10,018	$(1,643)

Denominator – basic earnings per share
Weighted average common stock outstanding	41,253	41,153
Less weighted average restricted stock outstanding	1,205	1,233

Total	40,048	39,920

Basic earnings (loss) per share	$0.25	$(0.04)

Denominator – diluted earnings per share
Denominator – basic earnings per share	40,048	39,920
Effect of dilutive securities:
Common stock options	16	—
Restricted stock	446	—

Total	40,510	39,920

Diluted earnings (loss) per share	$0.25	$(0.04)

Common stock options, warrants and common stock equivalents representing 115 shares and 714 shares have been excluded from the calculation of diluted earnings per share for the quarters ended March 31, 2003 and 2002, respectively, because their effects are anti-dilutive.

6.	Comprehensive Income (Loss): The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended
	March 31,

In thousands	2003	2002

Net income (loss)	$10,018	$(1,643)
Other comprehensive income (loss):
Changes in net unrealized losses on investments	(167)	20

Total comprehensive income (loss)	$9,851	$(1,623)

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Commitments and Contingencies:

Litigation: Our wholly-owned subsidiary, Granite Construction Company (“GCCO”), as a member of a joint venture, Wasatch Constructors (“Wasatch”), is among a number of construction companies, including Wasatch, who, together with the Utah Department of Transportation (“UDOT”), are named as defendants in a lawsuit filed in the United States District Court for the District of Utah. The plaintiffs are two independent trucking contractors who filed the lawsuit on behalf of the United States under the federal False Claims Act seeking to recover damages and civil penalties in excess of $46,400,000. The lawsuit alleges that, beginning in 1997 and thereafter, the defendants submitted false claims to the United States Government during the reconstruction of a portion of Interstate 15 in the Salt Lake Valley pursuant to a prime contract between UDOT and Wasatch.

Among other things, the plaintiffs allege that certain defendants, who were subcontractors to Wasatch defrauded the Government by charging Wasatch for dirt and fill material they did not provide and that Wasatch and UDOT knowingly paid for such excess material. The plaintiffs also allege that Wasatch committed certain other acts including providing substandard workmanship and materials; failure to comply with clean air and clean water standards and the filing of false certifications regarding its entitlement to the payment of bonuses. The original complaint was filed in January, 1999 and the Third Amended Complaint was filed in February, 2003.

Although GCCO owns a 23% interest in Wasatch, it was not the managing partner of Wasatch nor was it principally involved in the ongoing management of the project. We and GCCO believe that the allegations in the lawsuit are without merit and intend to contest them vigorously. The lawsuit is in the preliminary stage and we cannot predict its outcome with certainty. The litigation process is inherently uncertain, and this type of litigation is particularly complex and can extend for a protracted period of time. As a result, GCCO’s defense of the lawsuit, regardless of its eventual outcome, may be costly. Should the outcome of the lawsuit be adverse to GCCO, it could be required to pay significant monetary damages. In addition, since GCCO is a general partner of Wasatch, it would be jointly and severally liable for damages or penalties assessed against Wasatch, although we and GCCO have no reason to believe that the other joint venture partners would not bear their pro rata share of any such damages or penalties.

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

8.	Business Segment Information:

We have two reportable segments: the Branch Division and the Heavy Construction Division (“HCD”). The Branch Division is comprised of branch offices that serve local markets, including our majority owned subsidiary, Wilder Construction Company, while HCD pursues major infrastructure projects throughout the nation. HCD focuses on building larger heavy-civil projects with contract durations that are frequently greater than two years, while the Branch

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Division projects are typically smaller in size and shorter in duration. HCD has been the primary participant in our construction joint ventures.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in our 2002 Annual Report on Form 10-K. We evaluate performance based on operating profit or loss, which does not include income taxes, interest income, interest expense or other income (expense).

Information about Profit and Assets:

Three Months Ended March 31 (in thousands)	HCD	Branch	Total

2003
Revenues from external customers	$132,545	$169,615	$302,160
Inter-segment revenue transfer	(2,460)	2,460	—

Net revenue	130,085	172,075	302,160
Depreciation and amortization	2,774	9,683	12,457
Operating profit (loss)	6,864	(3,259)	3,605
Property and equipment	44,149	293,314	337,463

2002
Revenues from external customers	$123,388	$145,757	$269,145
Inter-segment revenue transfer	(5,273)	5,273	—

Net revenue	118,115	151,030	269,145
Depreciation and amortization	2,808	8,145	10,953
Operating profit (loss)	(870)	6,068	5,198
Property and equipment	40,373	199,489	239,862

Reconciliation of Segment Profit to Consolidated Totals:

Three Months Ended March 31 (in thousands)	2003	2002

Profit:
Total profit for reportable segments	$3,605	$5,198
Other income	18,015	915
Unallocated other corporate expenses	(7,138)	(8,741)

Income (loss) before income taxes and minority interest	$14,482	$(2,628)

9.	Investments in Affiliates:

On January 3, 2003, the California Private Transportation Company, LP (“CPTC”), of which we are a 22.22% limited partner, closed the sale of the State Route 91 Toll Road Franchise to the Orange County Transportation Authority for $72.5 million in cash and the assumption of $135.0 million in long-term debt. We completed construction of the $60.4 million project in 1995 and have maintained an equity interest in the partnership since its inception. Included in other income for the quarter ended March 31, 2003 is $18.4 million related to this sale by CPTC.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Disclosure:

This Quarterly Report on Form 10-Q contains “ forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995 regarding future events and the future results of Granite that are based on current expectations, estimates, forecasts, and projects as well as the beliefs and assumptions of Granite’s management. Words such as “outlook”, “believes”, “expects”, “appears”, “may”, “will”, “should”, “anticipates” or the negative thereof or comparable terminology, are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K under the section entitled “Risk Factors”. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Granite undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

Results of Operations

Revenue Three months ended March 31,	2003		2002

(in thousands)	Amount	Percent	Amount	Percent

Revenue by Division:
Branch Division	$172,075	56.9%	$151,030	56.1%
Heavy Construction Division	130,085	43.1%	118,115	43.9%

	$302,160	100.0%	$269,145	100.0%

Revenue by Geographic Area:
California	$111,002	36.7%	$103,059	38.3%
West (excluding California)	96,034	31.8%	71,809	26.7%
Midwest	9,845	3.3%	16,603	6.2%
Northeast	28,187	9.3%	20,054	7.4%
South	57,092	18.9%	57,620	21.4%

	$302,160	100.0%	$269,145	100.0%

Revenue by Market Sector:
Federal agencies	$9,330	3.1%	$11,284	4.2%
State agencies	110,309	36.5%	121,217	45.0%
Local public agencies	96,391	31.9%	57,311	21.3%

Total public sector	216,030	71.5%	189,812	70.5%

Private sector	46,436	15.4%	48,050	17.9%
Material sales	39,694	13.1%	31,283	11.6%

	$302,160	100.0%	$269,145	100.0%

Revenue: Revenue for the three months ended March 31, 2003 increased over the three months ended March 31, 2002 by $33.0 million or 12.3%. Branch Division revenue in 2003 included $17.7 million of revenue from our majority owned Wilder Construction Company (“Wilder”) subsidiary, which was consolidated in our financial statements beginning in the second quarter of 2002 and $6.9 million of revenue from the businesses acquired from Robinson Construction Company and Parnum Paving, Inc. in the second quarter of 2002 (“Northern California Businesses”). Excluding the Wilder and Northern

California Businesses’ revenue, Branch Division revenue for the first quarter of 2003 decreased compared with the 2002 first quarter by $3.6 million or 2.4%. This $3.6 million decrease is attributable to a $9.6 million, or 21.3% decrease in Branch Division private sector revenue, partially offset by a $4.5 million, or 14.4% increase in revenue from the sale of materials and a $1.5 million, or 1.9% increase in public sector revenue. We believe the decreased private sector revenue was primarily due to a general slowdown in private development projects due to a weaker economic climate. The increased revenue from the sale of materials was due primarily to higher volume in many of our locations.

Revenue from our Heavy Construction Division increased $12.0 million, or 10.1%, in the quarter ended March 31, 2003 compared with the quarter ended March 31, 2002, due primarily to larger volume from higher backlog at the beginning of the 2003 quarter.

Backlog	March 31		December 31		March 31

	2003		2002		2002

(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Backlog by Division:
Branch Division	$527,147	28.2%	$490,756	26.4%	$365,890	27.3%
Heavy Construction Division	1,343,681	71.8%	1,365,695	73.6%	973,325	72.7%

	$1,870,828	100.0%	$1,856,451	100.0%	$1,339,215	100.0%

Backlog by Geographic Area:
California	$264,106	14.1%	$270,220	14.6%	$283,830	21.2%
West (excluding California)	463,986	24.8%	452,543	24.4%	262,599	19.6%
Midwest	78,356	4.2%	88,150	4.7%	144,931	10.8%
Northeast	469,449	25.1%	494,916	26.6%	212,106	15.9%
South	594,931	31.8%	550,622	29.7%	435,749	32.5%

	$1,870,828	100.0%	$1,856,451	100.0%	$1,339,215	100.0%

Backlog by Market Sector:
Federal agencies	$87,386	4.7%	$96,469	5.2%	$40,761	3.0%
State agencies	798,061	42.7%	749,778	40.4%	668,151	49.9%
Local public agencies	823,067	43.9%	858,313	46.2%	515,760	38.5%

Total public sector	1,708,514	91.3%	1,704,560	91.8%	1,224,672	91.4%

Private sector	162,314	8.7%	151,891	8.2%	114,543	8.6%

	$1,870,828	100.0%	$1,856,451	100.0%	$1,339,215	100.0%

Backlog: Our backlog at March 31, 2003 of $1,870.8 million was $14.4 million higher than our backlog at December 31, 2002 and $531.6 million higher than our backlog at March 31, 2002. Our Branch Division backlog at March 31, 2003 and December 31, 2002 included backlog of $135.5 million and $95.2 million, respectively from our newly consolidated Wilder subsidiary and the Northern California Businesses acquired in the second quarter of 2002. HCD backlog increased $370.4 million, or 38.1%, from March 31, 2002 to March 31, 2003 due primarily to our expanded capabilities in bidding and executing the larger more complex work available in the market as well as the impact of our expansion into New York.

Our backlog of projects in the private sector increased by $10.4 million from December 31, 2002 to March 31, 2003, representing a $24.6 million increase in HCD backlog, partially offset by a decrease in Branch Division private sector backlog of $14.2 million, or 21.9%. We believe the decreased Branch Division private sector backlog was attributable to the impact of a slowdown in private development projects due to a relatively weak economic climate (see “Outlook”). Awards in the first quarter of 2003 included a $75.6 million tollroad extension project in Texas and a $18.3 million runway project in Alaska in our Wilder subsidiary.

Gross Profit Three months ended March 31,	2003	2002

(in thousands)
Total gross profit	$33,017	$26,912
Percent of revenue	10.9%	10.0%

Gross Profit: Our gross profit as a percent of revenue increased to 10.9% in the first quarter of 2003 from 10.0% in the first quarter of 2002. Contributing to the increase was the absence of the first quarter 2002 recognition of additional costs to complete two New York area projects that negatively impacted gross margin in the 2002 quarter, partially offset by lower Branch Division margins, due primarily to the effect of increased competition in a challenging economic environment, and an increase in the revenue from projects less than 25% complete in the 2003 quarter from $25.4 million in 2002 to $41.0 million in 2003. We recognize revenue only to the extent of cost, deferring profit recognition, until a project reaches 25% complete.

Cost of revenue consists of direct costs on contracts, including labor and materials, subcontractor costs, direct overhead costs and equipment expense (primarily depreciation, maintenance and repairs). Although the composition of costs varies with each contract, our gross profit margins were not significantly impacted by changes in any one of these costs during the first quarter of 2003.

General and Administrative Expenses Three months ended March 31,	2003	2002

(in thousands)
Salaries and related expenses	$21,646	$16,841
Incentive compensation, discretionary profit sharing and other variable compensation	4,429	2,518
Other general and administrative expenses	10,475	11,096

Total	36,550	30,455

Percent of revenue	12.1%	11.3%

General and Administrative Expenses: General and Administrative expenses increased by $6.1 million in the three months ended March 31, 2003 compared with the three months ended March 31, 2002. Included in the increase was approximately $5.1 million in costs associated with the newly consolidated Wilder subsidiary and the Northern California Businesses acquired in the second quarter of 2002. Variable compensation increased in the first quarter of 2003 due primarily to higher discretionary profit sharing associated with the CPTC investment income recognition (see “Other Income/Expense”). Other general and administrative costs include information technology, occupancy, office equipment and supplies, depreciation, travel and entertainment, outside services, advertising and marketing, training and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expense.

Operating Loss Three months ended March 31,	2003	2002

(in thousands)
Branch Division	$(3,259)	$6,068
Heavy Construction Division	6,864	(870)
Unallocated other corporate expenses	(7,138)	(8,741)

Total	$(3,533)	$(3,543)

Operating Loss: Our Branch Division’s contribution to operating income decreased in the first quarter of 2003 compared with the first quarter of 2002 due primarily to the factors described in “Gross Profit” above and operating losses generated by the newly consolidated Wilder subsidiary and the Northern California Businesses, which are typical in the first quarter due to the climates in which they operate. Our Heavy Construction Division’s contribution to operating income increased in the first quarter of 2003 compared with the first quarter of 2002 due primarily to increased volume at a higher profit margin as described in “Revenue” and “Gross Profit” above. Unallocated other corporate expenses principally comprise corporate general and administrative expenses.

Other Income (Expense) Three months ended March 31,	2003	2002

(in thousands)
Interest income	$1,486	$1,990
Interest expense	(2,109)	(1,645)
Gain on sales of property and equipment	296	216
Equity in income of affiliates	18,015	522
Other, net	327	(168)

Total	$18,015	$915

Other Income(Expense): Included in other income (expense) in the first quarter of 2003 is $18.4 million related to the sale of the State Route 91 Tollroad Franchise by the California Private Transportation Corporation, of which we are a 22.2% limited partner. Excluding this transaction, equity in income of affiliates decreased largely due to the impact of discontinuing recording the results of T.I.C. Holdings, Inc. and Wilder in other income under the equity method of accounting during the second quarter of 2002.

Provision for (Benefit From) Income Taxes Three months ended March 31,	2003	2002

(in thousands)
Provision for (benefit from) income taxes	$5,241	$(985)

Effective tax rate	36.2%	37.5%

Provision for Income Taxes: Our effective tax rate decreased to 36.2% in the first quarter of 2003 from 37.5% in the first quarter of 2002 due to the combined factors of higher percentage depletion deductions related to quarry properties and higher tax credits.

Outlook

While our business continues to perform well in a challenging market environment, our short-term outlook remains uncertain due to political and economic factors that have yet to be resolved on both the state and federal levels. As we discussed in the Outlook section of our Annual Report on Form 10-K, some of the major issues we are following at this time are both the budget deficits in states in which we are active and the reauthorization of the federal highway bill.

California Budget Issue

Although the majority of states are facing fiscal deficits, no other state is confronted with a larger budget shortfall than California. Projections from the Legislative Analyst’s Office Fiscal Outlook and the Administration’s 2003-2004 Governor’s Budget estimates the shortfall in California to be between $21.1 billion and $34.6 billion, respectively. A number of proposals for revenue increases and cost reductions to close this deficit have been put forward. Governor Gray Davis’ original proposal includes a $1.8 billion cut in transportation funding, largely consisting of the suspension of the Proposition 42 transfer of the sales tax revenues derived from gasoline sales in 2003-04 ($1.1 billion), the “forgiveness” of a scheduled General Fund loan repayment to the State Highway Account ($500 million), and recapturing Transportation Congestion Relief Program funds not yet allocated in 2002-2003 ($100 million). Transportation revenues from the regular state cents-per-gallon excise tax on fuel may be borrowed on a short-term basis but must be repaid under the provisions of Proposition 2, passed in 1998.

In contrast, both California State Assembly and Senate Budget subcommittees have taken the position that any diversion of transportation revenues be made in the form of loans rather than a suspension of Proposition 42. Suspension would mean that the sales taxes on gasoline would not have to be repaid into transportation funds. This position is in line with the stand taken by the Republican caucuses in both legislative houses. A suspension of Proposition 42 takes two-thirds vote in both houses.

The state’s Transportation Congestion Relief Program (TCRP) is a one-time plan created by Governor Gray Davis in an attempt to reduce traffic congestion. Originally, the TCRP was funded by the state’s general fund surplus. In 2001, California’s economic downturn significantly reduced the state’s income and loans from the TCRP were made to the State General Fund. The Governor’s original budget proposal sought to have these loans forgiven, although the Legislature has moved in the direction of deferring repayment, rather than forgiving the loans. On May 7, an Assembly Budget Sub-committee voted to provide $207 million to meet cash flow obligations of previously allocated TCRP funds and an additional $252 million for TCRP allocations in 2003-04.

Facing such a significant fiscal challenge, the budget process will likely be long and drawn out and will not get started in earnest until the State issues its May budget revision which more accurately projects tax revenues. Though the deadline for a final California State budget is June 15, 2003, it is unlikely that the legislature will meet the deadline largely due to the requirement for a two-thirds vote of the Legislature on the final bills. The negotiations will be highly politically charged. In 2002, the deadline was exceeded by 67 days.

Federal Highway Bill Reauthorization

On the federal front, the Federal Transportation Reauthorization process is underway. The current federal highway bill, the Transportation Equity Act for the 21st Century (TEA 21), is scheduled to expire on September 30, 2003. In February 2003 , the President released his fiscal year 2004 budget that proposed funding for highways in FY’04 at $29.3 billion, gradually escalating over a 6-year period to just over $33 billion in FY’09. Viewed by the bipartisan leadership of the House Transportation and Infrastructure (T&I) committee as being inadequate to meet the needs of the nation’s transportation program, members responded to the President’s budget with a proposal which provides $375 billion over six years for both highways and transit – a 70% increase over the prior bill.

Although the House Budget Committee has rejected the T&I proposal, the committee did succeed in achieving inclusion of language in the House budget resolution that would allow increased funding for highways if new revenue sources could be found. According to the T&I committee, measures to increase Highway Trust Fund (HTF) revenues include: drawing down the existing balance in the HTF; restoring the interest to the HTF; eliminating user fee evasion; directing all revenues from the existing gasohol use fees to the HTF and reimbursing the HTF for lost revenues from the gasohol user fee subsidy or eliminate the subsidy altogether. Another major point of contention is whether steps will be taken to increase and/or index the federal gas tax.

In April, 2003, the Conference Committee reached agreement on a budget resolution that funds highways at $231 billion, which falls midway between the Senate’s $255 billion level and the House’s $206 billion level. The non-binding budget resolution will be used as the blueprint for tax and spending decisions in FY 2004 and beyond, including transit and highway spending. House and Senate transportation leadership are reportedly displaying a strong show of unity in achieving the highest possible funding levels for transit and highways.

Operations

Operationally, it is still too early in the year to predict how our Branch Division will fare this year, particularly in California. We do have some concern as to the overall effect the California budget situation will have on our business and at what point an economic recovery is likely. While some of our branches are continuing to witness demand for site development for residential and commercial construction, others are anticipating a down year due to the current economic environment and its negative impact on the demand for private sector work in their areas. As we have noted in the past, a slowdown in private sector work generally translates into increased competition in the public sector bidding arena. While we have begun to see competition increase in some of our markets, it is too early to determine if this is an ongoing trend, and if so, how long it will continue. It is possible that our Branch Division operating income could be as much as 15% to 20% lower for the year ending December 31, 2003 than it was in 2002. However, we believe that a strong performance in HCD in 2003 has the potential to offset this possible decrease.

Looking ahead for HCD, operating margins could improve substantially in 2003 over 2002 based on the current backlog of ongoing work. They continue to witness a very good bidding environment across the country and over the past few years has seen a significant increase in transit and rail construction projects. While funding for many of these projects is guaranteed federal funding and/or supported by alternative funding mechanisms, Granite’s capabilities have also expanded over the years to enable us to pursue a greater variety of transportation-related projects. HCD is targeting these new opportunities and pursuing new markets in Missouri, Washington and Virginia while also continuing to pursue projects in its core geographic markets such as Texas, Florida and New York. There are several large highway, bridge and rail projects that HCD has its sights on including four highway projects in North Carolina totaling approximately $350 million, several highway and bridge projects in Washington totaling approximately $500 million, and light rail projects in Arizona, California, Oregon and Washington.

As is always the case, weather can play a significant role in the course of our operations. In the beginning of the second quarter of this year, we experienced unseasonably wet weather in most of our Branch Division markets. In some of these areas, rainfalls averaged 250 percent of normal, compared to last April where these same locations witnessed less than normal rainfall. As a result, it is possible that this wet weather could negatively impact revenues in the Branch Division for the month of April.

In summary, while we remain cautiously optimistic for the months ahead, we are very pleased with the strength of our current backlog and HCD’s potential bidding opportunities. We will be closely monitoring the transportation funding programs at the state and federal levels and will continue to move forward on our strategy to grow the Company both internally and through acquisitions and to improve our financial performance in both divisions.

Liquidity and Capital Resources

	Three Months Ended
	March 31,

(in thousands)	2003	2002

Cash and cash equivalents	$75,043	$102,277
Net cash provided (used) by:
Operating activities	26,524	(2,638)
Investing activities	8,632	(6,051)
Financing activities	(12,145)	(14,208)
Capital expenditures	20,139	12,099

Cash provided by operating activities of $26.5 million for the three months ended March 31, 2003 represents a $29.2 million increase from the amount used in operating activities in the same period in 2002. Changes in cash from operating activities primarily reflect seasonal variations based on the amount and progress of work being performed. As is typical in the our first quarter, accounts receivable, accounts payable, billings in excess of costs, net and accrued expenses are substantially lower than at December 31, 2002 due to lower first quarter volume.

Cash provided by investing activities of $8.6 million for the three months ended March 31, 2003 represents a $14.7 million increase from the amount used in investing activities in the same period in 2002, largely due to cash received related to the sale of the State Route 91 Tollroad Franchise by the California Private Transportation Corporation, of which we are a 22.2% limited partner. We have budgeted $68.3 million for capital expenditures in 2003, including Wilder, which includes amounts for construction equipment, aggregate and asphalt plants, buildings, leasehold improvements and the purchase of aggregate reserves.

Cash used by financing activities was $12.1 million for the three months ended March 31, 2003 and principally included payments of long-term debt and dividends during the quarter.

In addition to its working capital and cash generated from operations, we currently have access to funds under a $60.0 million bank revolving line of credit of which $58.7 million was available at March 31, 2003. Additionally, our Wilder subsidiary has a bank revolving line of credit of $10.0 million, all of which was available at March 31, 2003. Both lines of credit expire in June 2004.

Our cash and cash equivalents and short-term and long-term marketable securities totaled $189.4 million at March 31, 2003. We believe that our current cash and cash equivalents, short-term marketable securities, cash generated from operations and amounts available under our existing credit facilities will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations through at least the next twelve months.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which was effective for our fiscal year beginning January 1, 2003. SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset’s retirement costs are to be capitalized as part of the asset’s carrying amount and subsequently allocated to expense over the asset’s useful life. The adoption of SFAS 143 did not have a material effect on our financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 supercedes FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”. The disclosure provisions of FIN 45 are effective for financial statements of both interim and annual periods that end after December 15, 2002 and the initial recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the prospective measurement provisions of this statement did not have a material effect on our financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.” FIN 46 addresses consolidation accounting for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are in the process of assessing the impact, if any, of FIN 46 on our financial position or results of operations.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In February 2003, we entered into two interest rate swap agreements in order to gain access to the lower borrowing rates normally available on floating-rate debt, while avoiding the prepayment and other costs that would be associated with refinancing our long-term fixed-rate debt. The swaps purchased have a combined notional amount of $50.0 million, six-month maturity and provide for us to pay variable interest at LIBOR plus a set rate spread and receive fixed interest of between 6.54% and 6.96% The notional amount does not quantify risk or represent assets or liabilities, but rather, is used in the determination of cash settlement under the swap agreement. As a result of purchasing these swaps, we will be exposed to credit losses from counter-party non-performance; however, we do not anticipate any such losses from these agreements, which are with a major financial institution. The agreements will also expose us to interest rate risk should LIBOR rise during the term of the agreements. These swap agreements are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Under the provisions of SFAS 133, we initially recorded the interest rate swaps at fair value, and subsequently recorded any changes in fair value in other income, net. Fair value is determined based on quoted market prices, which reflect the difference between estimated future variable-rate payments and future fixed-rate receipts.

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the date of filing of this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Exchange Act, within the time periods specified in the SEC’s rules and forms.

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

10.1 – Amendment No. 2 to the Granite Construction Key Management Deferred Compensation Plan dated March 24, 2003

99.1 – Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 - Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date:	May 14, 2003	By:	/s/ William E. Barton

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003	/s/ David H. Watts

David H. Watts, Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, William E. Barton, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Granite Construction Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003	/s/ William E. Barton

William E. Barton, Chief Financial Officer