Form 10-Q
period 2003-06-30
GRANITE CONSTRUCTION INC
filed 2003-08-14
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended June 30, 2003

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to ___________

Commission File No. 1-12911

GRANITE CONSTRUCTION INCORPORATED

State of Incorporation:	I.R.S. Employer Identification Number:
Delaware	77-0239383

Corporate Administration:

585 W. Beach Street
Watsonville, California 95076
(831) 724-1011

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  (X)   No  (   )

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act). Yes  (X)   No  (   )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 7, 2003.

Class	Outstanding

Common Stock, $0.01 par value	41,533,311 shares

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

Granite Construction Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$77,615	$52,032
Short-term marketable securities	62,819	96,900
Accounts receivable, net	295,194	265,896
Costs and estimated earnings in excess of billings	51,734	42,966
Inventories	32,698	29,984
Deferred income taxes	22,714	23,056
Equity in construction joint ventures	29,145	24,329
Other current assets	10,159	12,732

Total current assets	582,078	547,895

Property and equipment, net	359,550	347,963

Long-term marketable securities	37,649	33,762

Investments in affiliates	19,216	18,970

Other assets	39,572	35,229

	$1,038,065	$983,819

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$10,179	$8,640
Accounts payable	152,554	118,813
Billings in excess of costs and estimated earnings	97,367	105,725
Accrued expenses and other current liabilities	105,132	94,321

Total current liabilities	365,232	327,499

Long-term debt	131,177	132,380

Other long-term liabilities	15,918	13,742

Deferred income taxes	40,011	40,011

Commitments and contingencies

Minority interest in consolidated subsidiaries	16,072	15,318

Stockholders’ equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 41,544,417 shares in 2003 and 41,257,015 in 2002	415	413
Additional paid-in capital	73,832	69,390
Retained earnings	410,887	398,383
Accumulated other comprehensive loss	(788)	(1,402)

	484,346	466,784
Unearned compensation	(14,691)	(11,915)

	469,655	454,869

	$1,038,065	$983,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenue:
Construction	$403,399	$397,326	$665,865	$635,188
Material sales	66,006	61,684	105,700	92,967

Total revenue	469,405	459,010	771,565	728,155

Cost of revenue:
Construction	362,456	344,466	596,700	559,701
Material sales	53,766	50,685	88,665	77,683

Total cost of revenue	416,222	395,151	685,365	637,384

Gross Profit	53,183	63,859	86,200	90,771
General and administrative expenses	36,395	35,531	72,945	65,986

Operating income	16,788	28,328	13,255	24,785

Other income (expense):
Interest income	2,002	1,902	3,488	3,892
Interest expense	(2,529)	(2,531)	(4,638)	(4,176)
Gain on sales of property and equipment	232	415	528	631
Equity in income of affiliates	110	1,431	18,125	1,953
Other, net	1,951	(1,826)	2,278	(1,994)

	1,766	(609)	19,781	306

Income before provision for income taxes and minority interest	18,554	27,719	33,036	25,091
Provision for income taxes	6,718	10,394	11,959	9,409

Income before minority interest	11,836	17,325	21,077	15,682
Minority interest in consolidated subsidiaries	(1,042)	(767)	(265)	(767)

Net income	$10,794	$16,558	$20,812	$14,915

Net income per share
Basic	$0.27	$0.41	$0.52	$0.37
Diluted	$0.26	$0.41	$0.51	$0.37
Weighted average shares of common stock
Basic	40,212	40,006	40,130	39,964
Diluted	40,802	40,818	40,657	40,726
Dividends per share	$0.10	$0.08	$0.20	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)

	Six Months Ended June 30,
	2003	2002

Operating Activities
Net income	$20,812	$14,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	32,979	26,174
Gain on sales of property and equipment	(528)	(631)
Change in deferred income taxes	—	1,457
Amortization of unearned compensation	2,997	2,912
Common stock contributed to ESOP	—	1,989
Minority interest in income of consolidated subsidiaries	265	767
Equity in income of affiliates	(18,125)	(1,953)
Gain on sale of equity investment	(1,853)	—
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts and notes receivable	(29,113)	(37,730)
Inventories	(2,714)	(2,692)
Equity in construction joint ventures	(4,816)	(237)
Other assets	3,627	502
Accounts payable	33,741	1,809
Billings in excess of costs and estimated earnings, net	(17,126)	(7,593)
Accrued expenses and other liabilities	8,863	11,747

Net cash provided by operating activities	29,009	11,436

Investing Activities
Purchases of marketable securities	(80,289)	(281,112)
Maturities of marketable securities	111,439	300,899
Additions to property and equipment	(42,597)	(35,072)
Proceeds from sales of property and equipment	2,060	1,413
Proceeds from sale of equity investment	6,033	13,051
Distributions from affiliates, net	13,699	(636)
Acquisitions of businesses, net of cash received	—	(22,100)
Other investing activities	(1,628)	(12)

Net cash provided by (used in) investing activities	8,717	(23,596)

Financing Activities
Additions of long-term debt	18,890	14,975
Repayments of long-term debt	(23,455)	(26,358)
Dividends paid	(7,455)	(6,593)
Repurchase of common stock and other	(1,679)	(4,347)
Sale of subsidiary common stock	1,556	433

Net cash used in financing activities	(12,143)	(21,890)

Increase (decrease) in cash and cash equivalents	25,583	(34,023)
Cash and cash equivalents at beginning of period	52,032	125,174

Cash and cash equivalents at end of period	$77,615	$91,151

Supplementary Information
Cash paid during the period for:
Interest	$4,590	$4,347
Income taxes	5,317	1,016
Non-cash investing and financing activity:
Restricted stock issued for services	$5,908	$7,041
Dividends accrued but not paid	4,154	3,304
Financed acquisition of long-term asset	4,004	—
Subsidiary preferred stock exchanged for subsidiary common stock	—	3,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we”, “us”, “our” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2003 and the results of our operations and cash flows for the periods presented. The December 31, 2002 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

2.	Newly Effective and Recently Issued Accounting Pronouncements:

Recent Accounting Pronouncements: In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.” FIN 46 addresses consolidation accounting for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. As more fully described in our Annual Report of Form 10-K under the section entitled “Critical Accounting Policies,” we participate in various construction joint ventures in order to share expertise, risk and resources for certain highly complex projects. We are currently evaluating whether certain of these jointly controlled entities meet the definition of a variable interest entity in FIN 46. If all of the entities being evaluated met the definition and we were required to consolidate them, the result to our financial position would be an increase in assets (primarily current assets) of approximately $108.0 million and an increase in current liabilities of approximately $100.0 million. Additionally, consolidation of these entities would increase our revenue and cost of revenue, but there would be no impact on operating profit or net income.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Our majority owned subsidiary, Wilder Construction Company, has certain redemption features covering substantially all of its non-Granite common shareholders and we are currently assessing the applicability of SFAS 150 to these instruments. If it is determined that all of these instruments meet the requirements described in SFAS 150 we could record a long-term liability of approximately $22.0 million and a cumulative effect of a change in an accounting principle of approximately $10.0 million in our financial statements for the third quarter ended September 30, 2003.

3.	Inventories:

Inventories consist primarily of quarry products valued at the lower of average cost or market.

4.	Property and Equipment:

	June 30, 2003
In thousands	(Unaudited)	December 31, 2002

Land	$51,394	$50,697
Quarry property	77,370	75,459
Buildings and leasehold improvements	61,522	59,229
Equipment and vehicles	689,769	656,857
Office furniture and equipment	13,110	11,782

	893,165	854,024
Less accumulated depreciation, depletion and amortization	533,615	506,061

	$359,550	$347,963

5.	Earnings Per Share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

In thousands, except per share data	2003	2002	2003	2002

Numerator – basic and diluted earnings per share
Net income	$10,794	$16,558	$20,812	$14,915

Denominator – basic earnings per share
Weighted average common stock outstanding	41,537	41,289	41,395	41,221
Less weighted average restricted stock outstanding	1,325	1,283	1,265	1,257

Total	40,212	40,006	40,130	39,964

Basic earnings per share	$0.27	$0.41	$0.52	$0.37

Denominator – diluted earnings per share
Denominator – basic earnings per share	40,212	40,006	40,130	39,964
Effect of dilutive securities:
Common stock options	23	21	19	20
Warrants	—	202	—	199
Restricted stock	567	589	508	543

Total	40,802	40,818	40,657	40,726

Diluted earnings per share	$0.26	$0.41	$0.51	$0.37

Common stock options, warrants and common stock equivalents representing 57 shares for the three months ended June 30, 2003 and 86 shares and 357 shares for the six months ended June 30, 2003 and 2002, respectively, have been excluded from the calculation of diluted earnings per share because their effects are anti-dilutive.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Comprehensive Income:

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

In thousands	2003	2002	2003	2002

Net income	$10,794	$16,558	$20,812	$14,915
Other comprehensive income (loss):
Changes in net unrealized losses on investments	781	(420)	614	(400)

Total comprehensive income	$11,575	$16,138	$21,426	$14,515

7.	Commitments and Contingencies:

We are a party to a number of legal proceedings and believe that the nature and number of these proceedings are typical for a construction firm of our size and scope. Our litigation typically involves claims regarding public liability or contract related issues. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unanticipated unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations for the period in which the ruling occurs.

8.	Business Segment Information:

We have two reportable segments: the Branch Division and the Heavy Construction Division (“HCD”). The Branch Division is comprised of branch offices, including our majority owned subsidiary, Wilder Construction Company, that serve local markets, while HCD pursues major infrastructure projects throughout the nation. HCD focuses on building larger heavy-civil projects with contract durations that are frequently greater than two years, while the Branch Division projects are typically smaller in size and shorter in duration. HCD has been the primary participant in our construction joint ventures.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in our 2002 Annual Report on Form 10-K. We evaluate performance based on operating profit or loss, which does not include income taxes, interest income, interest expense or other income (expense).

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information about Profit and Assets (in thousands):

		Three Months Ended June 30,
		HCD	Branch	Total

2003
	Revenue from external customers	$192,825	$276,580	$469,405
	Inter-segment revenue transfer	(2,974)	2,974	—

	Net revenue	189,851	279,554	469,405
	Depreciation, depletion and amortization	3,588	10,748	14,336
	Operating profit	7,173	19,632	26,805

2002
	Revenue from external customers	$157,136	$301,874	$459,010
	Inter-segment revenue transfer	(5,884)	5,884	—

	Net revenue	151,252	307,758	459,010
	Depreciation, depletion and amortization	2,823	9,213	12,036
	Operating profit	10,635	28,568	39,203

		Six Months Ended June 30,
		HCD	Branch	Total

2003
	Revenue from external customers	$325,370	$446,195	$771,565
	Inter-segment revenue transfer	(5,434)	5,434	—

	Net revenue	319,936	451,629	771,565
	Depreciation, depletion and amortization	6,737	22,679	29,416
	Operating profit	14,037	16,373	30,410
	Property and equipment	43,037	297,830	340,867

2002
	Revenue from external customers	$280,524	$447,631	$728,155
	Inter-segment revenue transfer	(11,157)	11,157	—

	Net revenue	269,367	458,788	728,155
	Depreciation, depletion and amortization	5,755	17,642	23,397
	Operating profit	9,765	34,636	44,401
	Property and equipment	41,519	267,294	308,813

Reconciliation of Segment Profit to Consolidated Totals (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Profit:
Total profit for reportable segments	$26,805	$39,203	$30,410	$44,401
Other income (expense)	1,766	(609)	19,781	306
Unallocated other corporate expenses	(10,017)	(10,875)	(17,155)	(19,616)

Income before provision for income taxes and minority interest	$18,554	$27,719	$33,036	$25,091

9.	Investments in Affiliates:

On January 3, 2003, the California Private Transportation Company, LP (“CPTC”), of which we are a 22.2% limited partner, closed the sale of the State Route 91 Toll Road Franchise to the Orange County Transportation Authority for $72.5 million in cash and the assumption of $135.0 million in long-term debt. We completed construction of the $60.4 million project in 1995 and have maintained an equity interest in the partnership since its inception. Included in other income for the six months ended June 30, 2003 is $18.4 million related to this sale by CPTC.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2003, T.I.C. Holdings, Inc. (“TIC”) repurchased 0.3 million shares of the TIC shares held by us for a cash payment of $6.0 million. We account for our investment in TIC using the cost method. This transaction reduced our ownership interest from 15.5% to 10.6% and resulted in a gain of $1.9 million, which is included in other income, net.

10.	Line of Credit:

On June 27, 2003, we entered into an agreement for a $100.0 million bank revolving line of credit, which allows for unsecured borrowings for up to three years through June 27, 2006, with interest rate options. Outstanding borrowings under the revolving line of credit are at LIBOR plus margin (1.20% and 1.38% at June 30, 2003). This line of credit replaces a $60.0 million line of credit we entered into in June of 2001. Additionally, we have standby letters of credit totaling $1.5 million, of which $1.3 million reduces the amount available under the line of credit. The unused and available portion of the line of credit at June 30, 2003 was $98.7 million. Restrictive covenants under the terms of this line of credit include the maintenance of certain financial ratios and tangible net worth (as defined) of approximately $377.0 million. We are in compliance with these covenants and the covenants of our other debt agreements at June 30, 2003.

11.	Acquisitions:

During the three-month period ended June 30, 2002 we completed the following acquisitions:

We purchased an additional 698,483 shares of Wilder common stock for total consideration of $7.9 million (excluding $9.1 million of cash applied in consolidation). As a result of this transaction our interest in Wilder increased to above 50% and we discontinued application of the equity method of accounting and fully consolidated Wilder in our financial statements.

We purchased certain assets and assumed certain contracts and liabilities of two northern California construction contractors and materials suppliers for cash consideration of approximately $23.3 million. The purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition

12.	Reclassifications:

Certain financial statement items have been reclassified to conform to the current year’s format. These reclassifications had no impact on previously reported net income, financial position or cash flows.

13.	Subsequent Event:

On July 28, 2003 we announced a quarterly cash dividend of $0.10 per common share. The dividend is payable October 15, 2003 to stockholders of record on September 30, 2003.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Disclosure:

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995 regarding future events and the future results of Granite that are based on current expectations, estimates, forecasts, and projects as well as the beliefs and assumptions of Granite’s management. Words such as “outlook”, “believes”, “expects”, “appears”, “may”, “will”, “should”, “anticipates” or the negative thereof or comparable terminology, are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K under the section entitled “Risk Factors”. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Granite undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

General:

We are one of the largest heavy civil contractors in the United States and are engaged in the construction of highways, dams, airports, mass transit facilities and other infrastructure-related projects. We have offices in California, Nevada, Arizona, Utah, Washington, Oregon, Alaska, Texas, Georgia, Florida and New York. Our business involves two operating segments: the Branch Division and the Heavy Construction Division.

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

Our general and administrative costs include salaries and related expenses, incentive compensation, discretionary profit sharing and other variable compensation, as well as other overhead costs to support our overall business. In general, these costs will increase in response to the growth and the related increased complexity of our business. These costs may also vary depending on the number of projects in process in a particular area and the corresponding level of estimating activity. For example, as large projects are completed or if the level of work slows down in a particular area, we will often re-assign employees from those projects to estimating and bidding activities until another project assignment becomes available, temporarily moving their salaries and related costs from cost of revenue to general and administrative expense. Additionally, our compensation strategy for selected management personnel is to rely heavily on a variable cash and restricted stock performance-based incentive element. The cash portion of these incentives is expensed when earned while the restricted stock portion is expensed over the vesting period of the stock (generally five years). Depending on the mix of cash and restricted stock, these incentives can have the effect of increasing general and administrative expenses in a very profitable year and decreasing expenses in less profitable years.

Results of Operations

Revenue	Three Months Ended June 30,				Six Months Ended June 30,

	2003		2002		2003		2002

(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Revenue by Division:
Branch Division	$279,554	59.6%	$307,758	67.0%	$451,629	58.5%	$458,788	63.0%
Heavy Construction Division	189,851	40.4%	151,252	33.0%	319,936	41.5%	269,367	37.0%

	$469,405	100.0%	$459,010	100.0%	$771,565	100.0%	$728,155	100.0%

Revenue by Geographic Area:
California	$151,702	32.3%	$190,140	41.4%	$262,704	34.1%	$293,199	40.2%
West (excluding California)	166,621	35.5%	157,940	34.4%	262,655	34.0%	229,749	31.6%
Midwest	14,830	3.2%	18,831	4.1%	24,675	3.2%	35,434	4.9%
Northeast	42,139	9.0%	26,439	5.8%	70,326	9.1%	46,493	6.4%
South	94,113	20.0%	65,660	14.3%	151,205	19.6%	123,280	16.9%

	$469,405	100.0%	$459,010	100.0%	$771,565	100.0%	$728,155	100.0%

Revenue by Market Sector:
Federal Agencies	$12,882	2.7%	$14,182	3.1%	$22,212	2.9%	$25,466	3.5%
State Agencies	193,043	41.1%	181,126	39.5%	303,352	39.3%	302,343	41.5%
Local Public Agencies	142,557	30.4%	126,673	27.6%	238,948	31.0%	183,984	25.3%

Total Public Sector	348,482	74.2%	321,981	70.2%	564,512	73.2%	511,793	70.3%

Private Sector	54,917	11.7%	75,345	16.4%	101,353	13.1%	123,395	16.9%
Material Sales	66,006	14.1%	61,684	13.4%	105,700	13.7%	92,967	12.8%

	$469,405	100.0%	$459,010	100.0%	$771,565	100.0%	$728,155	100.0%

Revenue: Total revenue for the three and six month periods ended June 30, 2003 increased over the corresponding 2002 periods by $10.4 million and $43.4 million, respectively. Branch Division revenue for the three and six month periods in 2003 includes $55.8 million and $73.5 million, respectively, from our majority owned Wilder Construction Company (“Wilder”) subsidiary, which was consolidated in our financial statements beginning in May of 2002, versus $35.9 million in the three and six month periods in 2002. Excluding the Wilder revenue, Branch Division revenue for the three and six month periods ended June 30, 2003 decreased over the corresponding 2002 periods by $48.1 million and $44.7 million, respectively, due primarily to higher than normal rainfall during the first part of the second quarter in many of the areas the Branch Division works and the effects of a weaker general economy and uncertainty surrounding public funding, particularly in California (see “Outlook”). Revenue from our Heavy Construction Division increased 25.5% and 18.8% in the three and six months ended June 30, 2003 over the corresponding periods in 2002 due primarily to larger volume from a higher backlog at the beginning of 2003.

Backlog	June 30,		March 31,		June 30,

	2003		2003		2002

(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Backlog by Division:
Branch Division	$536,209	27.8%	$527,147	28.2%	$570,859	35.9%
Heavy Construction Division	1,395,185	72.2%	1,343,681	71.8%	1,017,108	64.1%

	$1,931,394	100.0%	$1,870,828	100.0%	$1,587,967	100.0%

Backlog by Geographic Area:
California	$296,469	15.4%	$264,106	14.1%	$373,402	23.5%
West (excluding California)	401,387	20.8%	463,986	24.8%	338,254	21.3%
Midwest	65,186	3.3%	78,356	4.2%	126,326	8.0%
Northeast	426,987	22.1%	469,449	25.1%	243,302	15.3%
South	741,365	38.4%	594,931	31.8%	506,683	31.9%

	$1,931,394	100.0%	$1,870,828	100.0%	$1,587,967	100.0%

Backlog by Market Sector:
Federal agencies	$88,997	4.6%	$87,386	4.7%	$41,095	2.6%
State agencies	847,726	43.9%	798,061	42.7%	783,030	49.3%
Local public agencies	817,399	42.3%	823,067	43.9%	649,104	40.9%

Total public sector	1,754,122	90.8%	1,708,514	91.3%	1,473,229	92.8%

Private sector	177,272	9.2%	162,314	8.7%	114,738	7.2%

	$1,931,394	100.0%	$1,870,828	100.0%	$1,587,967	100.0%

Backlog: Our backlog at June 30, 2003 of $1,931.4 million was $343.4 million, or 21.6%, higher than the backlog at June 30, 2002. Branch Division backlog decreased by $34.7 million, or 6.1%, from June 30, 2002 to June 30, 2003, reflecting decreases in most of the areas the Branch Division works. The decreased Branch Division backlog reflects decreases in both public sector and private sector backlog which we believe is the result of a continued weak economy in most of the Branch Division locations and uncertainty surrounding public funding, particularly in California (see “Outlook”).

Heavy Construction Division backlog at June 30, 2003 of $1,395.2 million represents an increase of $378.1 million, or 37.2%, from its backlog at June 30, 2002 and $51.5 million, or 3.8%, from its backlog at March 31, 2003. HCD’s awards for the second quarter of 2003 included a $66.6 million highway contract in North Carolina, a $53.4 million dam project in Arkansas and a $91.2 million share of a highway bridge joint venture contract in Virginia.

Gross Profit	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2003	2002	2003	2002

Total gross profit	$53,183	$63,859	$86,200	$90,771
Percent of revenue	11.3%	13.9%	11.2%	12.5%

Gross Profit: Gross profit as a percent of revenue decreased to 11.3% in the second quarter of 2003 from 13.9% in the second quarter of 2002 and to 11.2% in the six months ended June 30, 2003 from 12.5% in the corresponding 2002 period. Gross profit in the quarter and six months ended June 30, 2003 was negatively impacted by a higher volume of revenue from projects less than 25% complete. We recognize revenue only to the extent of cost, deferring profit recognition, until a project reaches 25% complete. The amount of revenue generated from projects below the 25% completion threshold was approximately $53.0 million and $35.0 million for the three months ended June 30, 2003 and 2002, respectively, and $63.0 million and $48.0 million for the six months ended June 30, 2003 and 2002, respectively. Gross margins in the Branch Division were also negatively impacted by reductions in various state and local transportation funding programs, resulting in fewer projects being bid with increasing pressure on margins. Additionally, HCD gross margins were lower than expected during the 2003 quarter due to revised profit forecasts on several projects.

Cost of revenue consists of direct costs on contracts, including labor and materials, subcontractor costs, direct overhead costs and equipment expense (primarily depreciation, maintenance and repairs and fuel). Although the composition of costs varies with each contract, our gross profit margins were not significantly impacted by changes in any one of these costs during the first six months of 2003.

General and Administrative Expenses	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2003	2002	2003	2002

Salaries and related expenses	$19,768	$17,893	$41,414	$34,733
Incentive compensation, discretionary profit sharing and other variable compensation	4,604	5,372	9,036	7,894
Other general and administrative expenses	12,023	12,266	22,495	23,359

Total	$36,395	$35,531	$72,945	$65,986

Percent of revenue	7.8%	7.7%	9.5%	9.1%

General and Administrative Expenses: General and administrative expenses increased by $7.0 million in the six months ended June 30, 2003 from the comparable 2002 period and by $0.9 million in the quarter ended June 30, 2003 compared with the June 2002 quarter. Included in these increases were costs of approximately $6.3 million and $1.2 million for the six months and three months ended June 30, 2003, respectively, associated with our Wilder subsidiary and our expansion into Northern California, both of which were first reflected in our costs in May, 2002. Variable compensation decreased in the second quarter 2003 due to lower income than in the comparable 2002 quarter and increased in the six-month period ended June 30, 2003 due primarily to higher variable compensation associated with the CPTC investment income recognition (see “Other Income/Expense”). Other general and administrative costs include information technology, occupancy, office equipment and supplies, depreciation, travel and entertainment, outside services, advertising and marketing, training and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expense.

Operating Income	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2003	2002	2003	2002

Branch Division	$19,632	$28,568	$16,373	$34,636
Heavy Construction Division	7,173	10,635	14,037	9,765
Unallocated other corporate expenses	(10,017)	(10,875)	(17,155)	(19,616)

Total	$16,788	$28,328	$13,255	$24,785

Operating Income: Our Heavy Construction Division’s contribution to operating income decreased in the second quarter of 2003 compared with the second quarter of 2002 primarily due to the effects of lowered profit forecasts on several projects that were partially offset by the positive contribution from higher revenue during the 2003 period. For the six months ended June 30, 2003, HCD’s contribution to operating income increased due to the margin generated from higher 2003 revenue. Our Branch Division’s contribution to operating income decreased in both the quarter and six months ended June 30, 2003 compared with the same periods in 2002 due to the factors described in “Revenue”, “Gross Profit”, and “General and Administrative Expenses”, above. Unallocated other corporate expenses principally comprise corporate general and administrative expenses.

Other Income (Expense)	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2003	2002	2003	2002

Interest income	$2,002	$1,902	$3,488	$3,892
Interest expense	(2,529)	(2,531)	(4,638)	(4,176)
Gain on sales of property and equipment	232	415	528	631
Equity in income of affiliates	110	1,431	18,125	1,953
Other, net	1,951	(1,826)	2,278	(1,994)

Total	$1,766	$(609)	$19,781	$306

     Other Income (Expense): Included in other income (expense) in the six months ended June 30, 2003 is $18.4 million recognized in the first quarter of 2003 related to the sale of the State Route 91 Tollroad Franchise by the California Private Transportation Corporation, of which we are a 22.2% limited partner. Additionally, included in other, net in the three and six months ended June 30, 2003 is approximately $1.9 million in gain recognized on the sale of a portion of our investment in T.I.C. Holdings, Inc. (“TIC”) back to TIC for a cash payment of approximately $6.0 million.

Provision for Income Taxes	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2003	2002	2003	2002

Provision for income taxes	$6,718	$10,394	$11,959	$9,409

Effective tax rate	36.2%	37.5%	36.2%	37.5%

Provision for Income Taxes: Our effective tax rate decreased to 36.2% in the three and six month periods ended June 30, 2003 from 37.5% in the comparable periods in 2002 due to the combined factors of higher percentage depletion deductions related to quarry properties and higher tax credits.

Outlook

Our outlook for the remainder of 2003 and into 2004 includes both challenges and opportunities. The short-term challenges are primarily caused by reduced transportation budgets and economic conditions we are experiencing in the West – particularly in California. On the positive side, we have a strong Heavy Construction Division (HCD) backlog and see continued demand for our services.

California Budget Overview

On the political front in California, after a 43-day stalemate, Governor Gray Davis signed the much anticipated fiscal year 2003-2004 budget. The California budget includes significant reductions to the state’s transportation budget using transportation funds to aid the General Fund. With California being the largest market for the Branch Division, this is a concern for us going forward and has created uncertainty in our Branch business, which will likely persist through 2004.

To date in 2003, the California Transportation Commission (“CTC”) has allocated $1.0 billion to new projects and suggested that an additional $800 million will be allocated over the fiscal year ended June 2004. This works out to $1.8 billion over an 18-month period, which annualizes to $1.2 billion. With new contracting from the California Department of Transportation (“Caltrans”) averaging around $2.4 billion annually over the past several years, the current construction contracting level amounts equate to a 50% reduction from the historic contracting level. It also remains questionable how much the program can, or will be, ramped up during the next fiscal year. In addition to the state budget, the amount that the CTC is able to allocate depends on the level of federal funding, state fuel tax revenues and truck weight fees. The State Highway Account has lost more than $150.0 million annually as a result of a 2000 state law restructuring the fees. Corrective legislation to prospectively restore these lost fees is pending in Sacramento.

Under Proposition 42, approved by voters in March 2002, revenue from the sales tax on gasoline that previously went to the General Fund was to be transferred into the Transportation Investment Fund (“TIF”) for transportation purposes, beginning in 2003-2004. However, the current budget requires that the Proposition 42 transfer be partially suspended with a total of $289.0 million being transferred to the TIF with the balance of $856.0 million remaining in the General Fund, which is to be repaid with interest by 2009. Of the $289.0 million portion transferred to the TIF, $189.0 million will be available for projects and the remaining $100.0 million allocated to the State Highway Account to repay prior loans to the Transportation Highway Congestion Relief Program.

Branch Division Outlook

As the volume of public sector work being put out to bid in California decreases, and areas of the private sector economy remain weak, we are seeing an increase in the number of bidders for the available work, which is creating pressure on project margins. We do not expect this pressure to let up in the foreseeable future. On the positive side, our Branch Division aggregate sales are holding up well compared to last year’s record levels. Although we are experiencing some softening of material prices, we continue to have success in selling our materials, in some cases, to those construction jobs on which we were the unsuccessful bidder. We feel that our quality control program and the ability to understand the issues from the contractor’s viewpoint gives us a unique advantage over some of the pure-materials suppliers. However, there is no reason to believe that the aggregate business will escape the same pricing pressure that we are experiencing in our Branch Division construction business.

While it is still too early to precisely predict what the specific impact of state and local funding reductions will have on our Branch business, we anticipate 2003 operating income for the Branch Division to be down approximately 20% from its 2002 level. However, some of the indicators discussed above suggest that even that level of performance will be a challenge.

Federal Highway Bill Reauthorization

At the federal level, the House and Senate Committees are still working toward a six-year reauthorization bill to replace the current legislation, the Transportation Equity Act of the 21st Century (“TEA-21”), which expires September 30, 2003. Industry analysts are indicating that the reality of a six-year bill is increasingly unlikely. Expedient alternatives would be either a two-year or six-month extension, with the former being favored by the industry. There appears to be considerable sentiment in both houses and on both sides of the aisle to bring funding levels for transportation significantly higher than the levels being proposed by the Bush Administration. According to the American Road and Transportation Builders Association, the likely annual average funding levels could be in the range of $39.0 billion to $50.0 billion. The average annual funding level under TEA-21 was $28.8 billion.

Heavy Construction Division Outlook

HCD continues to participate in a very strong bidding environment across the country and has seen a significant increase in awards of large projects, including transit and rail projects over the past few years. HCD is taking aim at these new opportunities and pursuing new markets in Minnesota, Oregon, Washington and Virginia, while also actively bidding in its core geographic marketplaces, such as Texas, Florida and New York. As these projects are quite large and have been in the development pipeline for a longer period, they are not as influenced by current states’ budget problems.

In addition, HCD is targeting bidding opportunities from coast to coast, totaling more than $12.0 billion over the next twelve to eighteen months – excluding the approximately $2.0 billion in projects that our Granite Halmar office in New York is targeting throughout their area. The division is currently pursuing approximately 18 design-build projects, to which we feel our experience in the design-build area provides us with a competitive advantage. Through June 30, 2003, design-build projects made up approximately 28.0% of HCD’s backlog.

Going forward, we are focused on the relentless execution of our work in order to capture the operating income that our stakeholders deserve. We believe that our employees, diverse structure and financial strength will enable us to successfully navigate through these uncertain times and position our business to take advantage of the upturn when it does occur. We remain very encouraged about the short and long-term prospects for HCD and our Branches, despite the current difficult environment in California. We remain confident that the on-going need to maintain and replace our nation’s infrastructure will provide us with the opportunities to grow our business.

Liquidity and Capital Resources

	Six Months Ended June 30,

(in thousands)	2003	2002

Cash and cash equivalents	$77,615	$91,151
Net cash provided (used) by:
Operating activities	29,009	11,436
Investing activities	8,717	(23,569)
Financing activities	(12,143)	(21,890)
Capital expenditures	(42,597)	(35,072)

Cash provided by operating activities of $29.0 million for the six months ended June 30, 2003 represents a $17.6 million increase from the amount provided by operating activities in the same period in 2002. This increase was primarily attributable to a larger growth in accounts payable in the first six months of 2003 due to costs associated with higher revenue, partially offset by a lower increase in accounts receivable in the same period due primarily to a change in the mix between billed receivables and unbilled revenue (costs and estimated earnings in excess of billings). Changes in cash from operating activities primarily reflect seasonal variations based on the amount and progress of work being performed.

Cash provided by investing activities of $8.7 million for the six months ended June 30, 2003 represents a $32.3 million increase from the amount used in investing activities in the same period in 2002. The increase was largely due to cash received from the sale of the State Route 91 Tollroad Franchise by the California Private Transportation Corporation, of which we are a 22.2% limited partner and higher net maturities of marketable securities. We have budgeted approximately $59.0 million for capital expenditures in 2003, which includes amounts for construction equipment, aggregate and asphalt plants, buildings, leasehold improvements and the purchase of aggregate reserves.

Cash used by financing activities was $12.1 million for the six months ended June 30, 2003, a decrease of $9.7 million from the same period in 2002. The decrease was mainly due to lower net repayments of long-term debt by our Wilder subsidiary.

On June 27, 2003, we entered into an agreement for a $100.0 million bank revolving line of credit, which allows for unsecured borrowings for up to three years through June 27, 2006, with interest rate options. Outstanding borrowings under the revolving line of credit are at LIBOR plus margin (1.20% and 1.38% at June 30, 2003). This line of credit replaces a $60.0 million line of credit we entered into in June of 2001. Additionally, we have standby letters of credit totaling $1.5 million, of which $1.3 million reduces the amount available under the line of credit. The unused and available portion of the line of credit at June 30, 2003 was $98.7 million. Restrictive covenants under the terms of this line of credit include the maintenance of certain financial ratios and tangible net worth (as defined) of approximately $377.0 million. We are in compliance with these covenants and the covenants of our other debt agreements at June 30, 2003.

Additionally, our Wilder subsidiary has a bank revolving line of credit of $10.0 million that expires in June 2005, of which $6.5 million was available at June 30, 2003.

On July 28, 2003 we announced a quarterly cash dividend of $0.10 per common share. The dividend is payable October 15, 2003 to stockholders of record on September 30, 2003.

Our cash and cash equivalents and short-term and long-term marketable securities totaled $178.1 million at June 30, 2003. We believe that our current cash and cash equivalents, short-term marketable securities, cash generated from operations and amounts available under our existing credit facilities will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations through at least the next twelve months.

Recent Accounting Pronouncements: In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.” FIN 46 addresses consolidation accounting for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. As more fully described in our Annual Report of Form 10-K under the section entitled “Critical Accounting Policies,” we participate in various construction joint ventures in order to share expertise, risk and resources for certain highly complex projects. We are currently evaluating whether certain of these jointly controlled entities meet the definition of a variable interest entity in FIN 46. If all of the entities being evaluated met the definition and we were required to consolidate them, the result to our financial position would be an increase in assets (primarily current assets) of approximately $108.0 million and an increase in current liabilities of approximately $100.0 million. Additionally, consolidation of these entities would increase our revenue and cost of revenue, but there would be no impact on operating profit or net income.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Our majority owned subsidiary, Wilder, has certain redemption features covering substantially all of its non-Granite common shareholders and we are currently assessing the applicability of SFAS 150 to these instruments. If it is determined that all of these instruments meet the requirements described in SFAS 150 we could record a long-term liability of approximately $22.0 million and a cumulative effect of a change in an accounting principle of approximately $10.0 million in our financial statements for the third quarter ended September 30, 2003.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In February 2003, we entered into two interest rate swap agreements in order to gain access to the lower borrowing rates normally available on floating-rate debt, while avoiding the prepayment and other costs that would be associated with refinancing our long-term fixed-rate debt. The swaps purchased have a combined notional amount of $50.0 million, a thirty-month term with six-month settlement periods and provide for us to pay variable interest at LIBOR plus a set rate spread and receive fixed interest of between 6.54% and 6.96%. The notional amount does not quantify risk or represent assets or liabilities, but rather, is used in the determination of cash settlement under the swap agreement. As a result of purchasing these swaps, we will be exposed to credit losses from counter-party non-performance; however, we do not anticipate any such losses from these agreements, which are with a major financial institution. The agreements will also expose us to interest rate risk should LIBOR rise during the term of the agreements. These swap agreements are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Under the provisions of SFAS 133, we initially recorded the interest rate swaps at fair value, and subsequently recorded any changes in fair value in other income, net. Fair value is determined based on quoted market prices, which reflect the difference between estimated future variable-rate payments and future fixed-rate receipts.

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2003, our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Exchange Act, within the time periods specified in the SEC’s rules and forms.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on May 19, 2003, the following members were elected to three-year terms to the Board of Directors:

	Affirmative
	Votes	Withhold

Richard M. Brooks	37,008,467	278,141
Linda Griego	37,170,092	196,516
Raymond E. Miles	37,169,630	196,978
David H. Kelsey	37,180,481	186,127

Directors continuing in office are Joseph J. Barclay, Brian C. Kelly, Rebecca A. McDonald, J. Fernando Niebla, George B. Searle and David H. Watts.

The following proposals were approved at the Company’s Annual Meeting:

	Affirmative
	Votes	Against	Abstain

To ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending December 31, 2003	36,120,436	1,182,440	63,732

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

Exhibit
No.	Exhibit Description

10.1	Credit Agreement dated and effective June 27, 2003

10.2	Continuing Guaranty Agreement from the Subsidiaries of Granite Construction Incorporated as Guarantors of financial accommodations pursuant to the terms of the Credit Agreement dated June 27, 2003

10.3	First Amendment to Amended and Restated Note Purchase Agreement between Granite Construction Incorporated and certain purchasers dated June 15, 2003

10.4	First Amendment to Note Purchase Agreement between Granite Construction Incorporated and certain purchasers dated June 15, 2003

10.5	International Swap Dealers Association, Inc. Master Agreement between BNP Paribas and Granite Construction Incorporated dated as of February 10, 2003

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

On May 7, 2003 we filed a report on Form 8-K containing the press release announcing our first quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date:	August 12, 2003	By:	/s/ William E. Barton

William E. Barton
Senior Vice President and Chief Financial Officer