Form 10-Q
period 2003-09-30
GRANITE CONSTRUCTION INC
filed 2003-11-14
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended September 30, 2003

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________________________to ___________________

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
Yes [X]    No [  ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]    No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2003.

Class	Outstanding

Common Stock, $0.01 par value	41, 533,436 shares

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

Granite Construction Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$73,383	$52,032
Short-term marketable securities	96,992	96,900
Accounts receivable, net	326,757	265,896
Costs and estimated earnings in excess of billings	42,170	42,966
Inventories	31,557	29,984
Deferred income taxes	22,602	23,056
Equity in construction joint ventures	35,750	24,329
Other current assets	10,149	12,732

Total current assets	639,360	547,895

Property and equipment, net	351,447	347,963

Long-term marketable securities	43,023	33,762

Investments in affiliates	19,218	18,970

Other assets	41,746	35,229

	$1,094,794	$983,819

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$10,161	$8,640
Accounts payable	152,282	118,813
Billings in excess of costs and estimated earnings	108,670	105,725
Accrued expenses and other current liabilities	130,089	94,321

Total current liabilities	401,202	327,499

Long-term debt	127,473	132,380

Other long-term liabilities	23,217	13,742

Deferred income taxes	40,011	40,011

Commitments and contingencies
Minority interest in consolidated subsidiaries	9,867	15,318

Stockholders’ equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 41,533,436 shares in 2003 and 41,257,015 in 2002	415	413
Additional paid-in capital	73,673	69,390
Retained earnings	432,567	398,383
Accumulated other comprehensive loss	(592)	(1,402)

	506,063	466,784
Unearned compensation	(13,039)	(11,915)

	493,024	454,869

	$1,094,794	$983,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Revenue:
Construction	$496,669	$508,441	$1,162,534	$1,143,629
Material sales	83,531	75,287	189,231	168,254

Total revenue	580,200	583,728	1,351,765	1,311,883

Cost of revenue:
Construction	433,198	446,098	1,029,898	1,005,799
Material sales	64,943	60,409	153,608	138,092

Total cost of revenue	498,141	506,507	1,183,506	1,143,891

Gross Profit	82,059	77,221	168,259	167,992
General and administrative expenses	42,533	40,182	115,478	106,168

Operating income	39,526	37,039	52,781	61,824

Other income (expense):
Interest income	1,145	2,122	4,633	6,014
Interest expense	(1,939)	(2,527)	(6,577)	(6,703)
Gain on sales of property and equipment	3,018	939	3,546	1,570
Equity in income (loss) of affiliates	(37)	466	18,088	2,419
Other, net	86	652	2,364	(1,342)

	2,273	1,652	22,054	1,958

Income before provision for income taxes and minority interest	41,799	38,691	74,835	63,782
Provision for income taxes	15,131	13,695	27,090	23,104
Minority interest in consolidated subsidiaries	(834)	(1,927)	(1,099)	(2,694)

Net income	$25,834	$23,069	$46,646	$37,984

Net income per share:
Basic	$0.64	$0.57	$1.16	$0.95
Diluted	$0.63	$0.57	$1.14	$0.94
Weighted average shares of common stock Basic	40,217	40,188	40,160	40,039
Diluted	40,908	40,788	40,741	40,615
Dividends per share	$0.10	$0.08	$0.30	$0.24

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)

Nine Months Ended September 30,	2003	2002

Operating Activities
Net income	$46,646	$37,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	51,371	40,024
Gain on sales of property and equipment	(3,546)	(1,570)
Change in deferred income taxes	—	1,456
Amortization of unearned compensation	4,496	4,745
Common stock contributed to ESOP	—	3,989
Minority interest in income of consolidated subsidiaries	1,099	2,694
Equity in income of affiliates	(18,088)	(2,419)
Gain on sale of equity investment	(1,853)	—
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts and notes receivable	(60,861)	(81,725)
Inventories	(1,573)	(1,492)
Equity in construction joint ventures	(11,421)	(500)
Other assets	3,801	1,998
Accounts payable	33,469	14,335
Billings in excess of costs and estimated earnings, net	3,741	3,043
Accrued expenses and other liabilities	34,725	34,121

Net cash provided by operating activities	82,006	56,683

Investing Activities
Purchases of marketable securities	(149,243)	(454,196)
Maturities of marketable securities	141,153	387,301
Additions to property and equipment	(54,435)	(43,804)
Proceeds from sales of property and equipment	6,423	4,621
Proceeds from sale of equity investment	6,033	13,051
Distributions from affiliates, net	13,660	75
Acquisitions of businesses, net of cash received	—	(22,100)
Other investing activities	(3,632)	607

Net cash used in investing activities	(40,041)	(114,445)

Financing Activities
Additions of long-term debt	20,480	21,625
Repayments of long-term debt	(28,767)	(35,999)
Dividends paid	(11,610)	(9,894)
Proceeds from exercise of warrants	—	2,878
Repurchase of common stock and other	(717)	(10,655)

Net cash used in financing activities	(20,614)	(32,045)

Increase (decrease) in cash and cash equivalents	21,351	(89,807)
Cash and cash equivalents at beginning of period	52,032	125,174

Cash and cash equivalents at end of period	$73,383	$35,367

Supplementary Information
Cash paid during the period for:
Interest	$7,204	$6,376
Income taxes	8,819	5,664
Non-cash investing and financing activity:
Restricted stock issued for services	$5,908	$7,041
Dividends accrued but not paid	4,153	3,311
Financed acquisition of long-term asset	4,004	—
Subsidiary preferred stock exchanged for subsidiary common stock	—	3,299

The accompanying notes are an integral part of these condensed consolidated financial statements

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we”, “us”, “our” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2003 and the results of our operations and cash flows for the periods presented. The December 31, 2002 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

2.	Newly Effective and Recently Issued Accounting Pronouncements:

FIN 46

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.” FIN 46 addresses consolidation accounting for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all Variable Interest Entities created or acquired after January 31, 2003. For Variable Interest Entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied at the end of the first interim or annual period ending after December 15, 2003. As more fully described in our Annual Report on Form 10-K under the section entitled “Critical Accounting Policies,” we participate in various construction joint ventures in order to share expertise, risk and resources for certain highly complex projects. We are currently evaluating whether certain of these jointly controlled entities meet the definition of a Variable Interest Entity in FIN 46. If all of the entities being evaluated met the definition and we were required to consolidate them, the effect on our financial position would be an increase in assets (primarily current assets) of approximately $110.0 million and an increase in current liabilities of approximately $85.0 million. Additionally, consolidation of these entities would increase our revenue and cost of revenue, but there would be no impact on net income.

SFAS 150

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. On November 7, 2003 the FASB issued FASB Staff Position No. 150-3 (“FSP 150-3”) “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” FSP 150-3 requires that implementation of certain provisions of SFAS 150 be deferred indefinitely, including those provisions that pertain to mandatorily redeemable financial instruments of nonpublic entities and the measurement provisions (but not the classification provisions) for certain mandatorily redeemable noncontrolling interests.

Substantially all of the non-Granite held common shares of our majority-owned subsidiary, Wilder Construction Company (“Wilder”) are redeemable by the holder upon retirement, voluntary termination, death or permanent disability. Approximately 60% of these shares are outside the scope of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and are therefore subject to the provisions of SFAS 150. Wilder generally has up to eight years to pay the redemption price following a redemption event, as defined in its shareholder agreements, and the redemption price is adjusted each year, primarily for the Wilder net income attributable to the shares. Pursuant to FSP 150-3, we have adopted the classification provisions of SFAS 150 by reclassifying the carrying amount of these Wilder shares from minority interest in consolidated subsidiaries to other long-term liabilities on our balance sheet. If all of these Wilder shares had been redeemed at the September 30, 2003 redemption price, a payment of approximately $13.0 million would have been required.

3.	Inventories:

Inventories consist primarily of quarry products valued at the lower of average cost or market.

4.	Property and Equipment:

	September 30, 2003
in thousands	(Unaudited)	December 31, 2002

Land	$51,183	$50,697
Quarry property	75,830	75,459
Buildings and leasehold improvements	61,951	59,229
Equipment and vehicles	694,215	656,857
Office furniture and equipment	13,363	11,782

	896,542	854,024
Less accumulated depreciation, depletion and amortization	545,095	506,061

	$351,447	$347,963

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Intangible Assets:

The following intangible assets are included in other assets on our condensed consolidated balance sheet:

	September 30, 2003 (Unaudited)

	Gross	Accumulated	Net
in thousands	Value	Amortization	Value

Amortized intangible assets:
Covenants not to compete	$1,249	$(612)	$637
Permits	2,000	(328)	1,672
Trade names	1,602	(962)	640
Acquired contracts	900	(900)	—
Other	622	(167)	455

Total amortized intangible assets	6,373	(2,969)	3,404
Goodwill	19,067	—	19,067

	$25,440	$(2,969)	$22,471

	December 31, 2002

	Gross	Accumulated	Net
in thousands	Value	Amortization	Value

Amortized intangible assets:
Covenants not to compete	$2,249	$(1,424)	$825
Permits	2,000	(228)	1,772
Trade names	1,602	(660)	942
Acquired contracts	900	(656)	244
Other	622	(104)	518

Total amortized intangible assets	7,373	(3,072)	4,301
Goodwill	19,067	—	19,067

	$26,440	$(3,072)	$23,368

Goodwill at September 30, 2003 and December 31, 2002 relates primarily to the HCD operating segment.

Additionally, purchased lease rights related to certain aggregate reserves of our Branch Division operating segment with a net book value of $16,361,000 at September 30, 2003 and $15,796,000 at December 31, 2002, are included in property and equipment. These assets are amortized based on the usage of the related reserves.

Aggregate amortization expense related to intangible assets was $316,000 and $383,000 for the three months ended September 30, 2003 and 2002, respectively, and $1,019,000 and $1,092,000 for the nine months ended September 30, 2003 and 2002, respectively.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Earnings Per Share:

A reconciliation of shares used in calculating basic and diluted earnings per share in the accompanying condensed consolidated statements of income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

in thousands	2003	2002	2003	2002

Basic weighted average shares outstanding
Weighted average common stock outstanding	41,533	41,460	41,443	41,300
Less weighted average restricted stock outstanding	1,316	1,272	1,283	1,261

Total	40,217	40,188	40,160	40,039

Diluted weighted average shares outstanding
Basic weighted shares outstanding	40,217	40,188	40,160	40,039
Effect of dilutive securities:
Common stock options	36	21	25	21
Restricted stock	655	579	556	555

Total	40,908	40,788	40,741	40,615

Common stock options, warrants and common stock equivalents representing 30 shares and 24 shares for the three months ended September 30, 2003 and 2002, respectively and 67 shares and 8 shares for the nine months ended September 30, 2003 and 2002, respectively, have been excluded from the calculation of diluted earnings per share because their effects are anti-dilutive.

7.	Comprehensive Income:

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

in thousands	2003	2002	2003	2002

Net income	$25,834	$23,069	$46,646	$37,984
Other comprehensive income (loss):
Changes in net unrealized losses on investments	196	(807)	810	(1,207)

Total comprehensive income	$26,030	$22,262	$47,456	$36,777

8.	Commitments and Contingencies:

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

9.	Business Segment Information:

We have two reportable segments: the Branch Division and the Heavy Construction Division (“HCD”). The Branch Division is comprised of branch offices, including our majority owned subsidiary, Wilder Construction Company, that serve local markets, while HCD pursues major

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Information about Profit and Assets (in thousands):

Three Months Ended September 30,	HCD	Branch	Total

2003
Revenue from external customers	$185,124	$395,076	$580,200
Inter-segment revenue transfer	(1,784)	1,784	—

Net revenue	183,340	396,860	580,200
Depreciation, depletion and amortization	4,522	11,041	15,563
Operating profit	$4,877	$48,046	$52,923

2002
Revenue from external customers	$156,782	$426,946	$583,728
Inter-segment revenue transfer	(3,758)	3,758	—

Net revenue	153,024	430,704	583,728
Depreciation, depletion and amortization	3,510	10,784	14,294
Operating profit	$6,730	$42,778	$49,508

Nine Months Ended September 30,	HCD	Branch	Total

2003
Revenue from external customers	$510,494	$841,271	$1,351,765
Inter-segment revenue transfer	(7,218)	7,218	—

Net revenue	503,276	848,489	1,351,765
Depreciation, depletion and amortization	11,259	33,756	45,015
Operating profit	18,914	64,419	83,333
Property and equipment	$43,600	$288,099	$331,699

2002
Revenue from external customers	$437,306	$874,577	$1,311,883
Inter-segment revenue transfer	(14,915)	14,915	—

Net revenue	422,391	889,492	1,311,883
Depreciation, depletion and amortization	8,771	29,556	38,327
Operating profit	16,495	77,414	93,909
Property and equipment	$39,939	$271,106	$311,045

Reconciliation of Segment Profit to Consolidated Totals (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Profit:
Total profit for reportable segments	$52,923	$49,508	$83,333	$93,909
Other income (expense)	2,273	1,652	22,054	1,958
Unallocated other corporate expenses	(13,397)	(12,469)	(30,552)	(32,085)

Income before provision for income taxes and minority interest	$41,799	$38,691	$74,835	$63,782

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Investments in Affiliates:

On January 3, 2003, the California Private Transportation Company, LP (“CPTC”), of which we are a 22.2% limited partner, closed the sale of the State Route 91 Toll Road Franchise to the Orange County Transportation Authority for $72.5 million in cash and the assumption of $135.0 million in long-term debt. We completed construction of the $60.4 million project in 1995 and have maintained an equity interest in the partnership since its inception. Included in other income (expense) for the nine months ended September 30, 2003 is $18.4 million related to this sale by CPTC.

In June 2003, T.I.C. Holdings, Inc. (“TIC”) repurchased 0.3 million shares of the TIC shares held by us for a cash payment of $6.0 million. We account for our investment in TIC using the cost method. This transaction reduced our ownership interest from 15.5% to 10.6% and resulted in a gain of $1.9 million, which is included in other income (expense) for the nine months ended September 30, 2003.

11.	Line of Credit:

On June 27, 2003, we entered into an agreement for a $100.0 million bank revolving line of credit, which allows for unsecured borrowings for up to three years through June 27, 2006, with interest rate options. Outstanding borrowings under the revolving line of credit are at our choice of selected LIBOR rates plus a margin (1.25% at September 30, 2003) that is recalculated quarterly. This line of credit replaced a $60.0 million line of credit we entered into in June 2001. Additionally, we have standby letters of credit totaling $1.4 million, of which $1.2 million reduces the amount available under the line of credit. The unused and available portion of the line of credit at September 30, 2003 was $98.8 million. Restrictive covenants under the terms of this line of credit include the maintenance of certain financial ratios and tangible net worth (as defined) of approximately $386.0 million. We are in compliance with these covenants and the covenants of our other debt agreements at September 30, 2003.

12.	Reclassifications:

Certain financial statement items have been reclassified to conform to the current year’s format. These reclassifications had no impact on previously reported net income, financial position or cash flows.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

General:

We are one of the largest heavy civil contractors in the United States and are engaged in the construction of highways, dams, airports, mass transit facilities and other infrastructure-related projects. We have offices in California, Nevada, Arizona, Utah, Washington, Oregon, Alaska, Texas, Florida and New York. Our business involves two operating segments: the Branch Division and the Heavy Construction Division.

Our contracts are obtained primarily through competitive bidding in response to advertisements by federal, state and local agencies, private parties and, to a lesser extent, through negotiation with private parties. Our bidding activity is affected by such factors as backlog, current utilization of equipment and other resources, ability to obtain necessary surety bonds and competitive considerations. Bidding activity, backlog and revenue resulting from the award of new contracts may vary significantly from period to period.

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

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,

Revenue	2003		2002		2003		2002

(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Revenue by Division:
Branch Division	$396,860	68.4%	$430,704	73.8%	$848,489	62.8%	$889,492	67.8%
Heavy Construction Division	183,340	31.6%	153,024	26.2%	503,276	37.2%	422,391	32.2%

	$580,200	100.0%	$583,728	100.0%	$1,351,765	100.0%	$1,311,883	100.0%

Revenue by Geographic Area:
California	$218,247	37.6%	$254,273	43.6%	$480,951	35.7%	$547,472	41.8%
West (excluding California)	205,412	35.4%	219,138	37.5%	468,067	34.5%	448,887	34.2%
Midwest	20,313	3.5%	19,507	3.3%	44,988	3.4%	54,941	4.2%
Northeast	38,825	6.7%	25,045	4.3%	109,151	8.1%	71,538	5.5%
South	97,403	16.8%	65,765	11.3%	248,608	18.3%	189,045	14.3%

	$580,200	100.0%	$583,728	100.0%	$1,351,765	100.0%	$1,311,883	100.0%

Revenue by Market Sector:
Federal Agencies	$20,535	3.5%	$18,972	3.3%	$42,747	3.2%	$44,438	3.4%
State Agencies	241,433	41.6%	233,109	39.9%	544,785	40.3%	535,452	40.8%
Local Public Agencies	159,976	27.6%	177,107	30.3%	398,924	29.5%	361,091	27.5%

Total Public Sector	421,944	72.7%	429,188	73.5%	986,456	73.0%	940,981	71.7%

Private Sector	74,725	12.9%	79,253	13.6%	176,078	13.0%	202,648	15.5%
Material Sales	83,531	14.4%	75,287	12.9%	189,231	14.0%	168,254	12.8%

	$580,200	100.0%	$583,728	100.0%	$1,351,765	100.0%	$1,311,883	100.0%

Revenue: Total revenue for the three-month period ended September 30, 2003 decreased $3.5 million and for the nine-month period ended September 30, 2003 increased $39.9 million over the corresponding 2002 periods. Branch Division revenue for the nine month period in 2003 includes $161.1 million from our majority-owned Wilder Construction Company (“Wilder”) subsidiary, which was consolidated in our financial statements beginning in May 2002, versus $113.5 million in the nine month period in 2002. Branch Division revenue for the three-month period ended September 30, 2003 decreased over the corresponding 2002 period by $33.8 million and decreased for the nine month period (excluding Wilder revenue) by $88.7 million, due primarily to the continuing effects of a weaker general economy and uncertainty surrounding public funding, particularly in California (see “Outlook”). Revenue from our Heavy Construction Division increased 19.8% and 19.1% in the three and nine months ended September 30, 2003 over the corresponding periods in 2002 due primarily to the results from a higher backlog at the beginning of 2003.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,		June 30,		September 30,

Backlog	2003		2003		2002

(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Backlog by Division:
Branch Division	$482,321	25.4%	$536,209	27.8%	$529,752	30.4%
Heavy Construction Division	1,417,794	74.6%	1,395,185	72.2%	1,213,750	69.6%

	$1,900,115	100.0%	$1,931,394	100.0%	$1,743,502	100.0%

Backlog by Geographic Area:
California	$311,264	16.4%	$296,469	15.4%	$308,185	17.7%
West (excluding California)	310,053	16.4%	401,387	20.8%	496,460	28.5%
Midwest	44,703	2.4%	65,186	3.3%	106,743	6.1%
Northeast	561,494	29.5%	426,987	22.1%	257,605	14.8%
South	672,601	35.3%	741,365	38.4%	574,509	32.9%

	$1,900,115	100.0%	$1,931,394	100.0%	$1,743,502	100.0%

Backlog by Market Sector:
Federal agencies	$81,616	4.3%	$88,997	4.6%	$89,981	5.2%
State agencies	790,556	41.6%	847,726	43.9%	737,691	42.3%
Local public agencies	850,163	44.7%	817,399	42.3%	773,050	44.3%

Total public sector	1,722,335	90.6%	1,754,122	90.8%	1,600,722	91.8%

Private sector	177,780	9.4%	177,272	9.2%	142,780	8.2%

	$1,900,115	100.0%	$1,931,394	100.0%	$1,743,502	100.0%

Backlog: Our backlog at September 30, 2003 of $1,900.1 million was $156.6 million, or 9.0%, higher than the backlog at September 30, 2002. Branch Division backlog decreased by $47.4 million, or 9.0%, from September 30, 2002 to September 30, 2003. The Branch Division backlog decrease occurred primarily in the public sector, where we have witnessed a decline in public funding in many of the states in which our branches are located.

Heavy Construction Division backlog at September 30, 2003 of $1,417.8 million represents an increase of $204.0 million, or 16.8%, from its backlog at September 30, 2002 and $22.6 million, or 1.6%, from its backlog at June 30, 2003. HCD’s awards for the third quarter of 2003 included a $62.3 million highway contract in New York, a $39.2 million share of a highway joint venture contract in Texas and a $96.4 million share of an elevated train joint venture contract in Pennsylvania.

	Three Months Ended September 30,		Nine Months Ended September 30,

Gross Profit	2003	2002	2003	2002

(in thousands)
Total gross profit	$82,059	$77,221	$168,259	$167,992
Percent of revenue	14.1%	13.2%	12.4%	12.8%

Gross Profit: Gross profit as a percent of revenue increased to 14.1% in the third quarter of 2003 from 13.2% in the third quarter of 2002 and decreased to 12.4% in the nine months ended September 30, 2003 from 12.8% in the corresponding 2002 period. Gross profit margins in the quarter ended September 30, 2003 were positively impacted by higher profit margins from both material sales and construction in many branch locations due largely to more effective execution of the work and the inclusion of margin from two large HCD projects that reached the 25% completion threshold for profit recognition during the

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

quarter. These increases were partially offset by lowered profit forecasts on several HCD projects, principally as a result of not performing as anticipated. Gross profit margins in the nine months ended September 30, 2003 were also negatively impacted by a higher volume of revenue from projects less than 25% complete, increased pressure on Branch Division margins due to increased competition resulting from reductions in various state and local transportation funding programs and revised profit forecasts on several HCD projects. We recognize revenue only to the extent of cost, deferring profit recognition, until a project reaches 25% complete. The amount of revenue generated from projects below the 25% completion threshold was approximately $45.0 million and $39.0 million for the three months ended September 30, 2003 and 2002, respectively, and $81.0 million and $58.0 million for the nine months ended September 30, 2003 and 2002, respectively.

Cost of revenue consists of direct costs on contracts, including labor and materials, subcontractor costs, direct overhead costs and equipment expense (primarily depreciation, maintenance and repairs and fuel). Although the composition of costs varies with each contract, our gross profit margins were not significantly impacted by changes in any one of these costs during the first nine months of 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,

General and Administrative Expenses	2003	2002	2003	2002

(in thousands)
Salaries and related expenses	$19,311	$18,231	$60,725	$52,965
Incentive compensation, discretionary profit sharing and other variable compensation	11,927	10,945	20,962	18,837
Other general and administrative expenses	11,295	11,006	33,791	34,366

Total	$42,533	$40,182	$115,478	$106,168

Percent of revenue	7.3%	6.9%	8.5%	8.1%

General and Administrative Expenses: General and administrative expenses increased by $2.4 million in the quarter ended September 30, 2003 compared with the September 2002 quarter and by $9.3 million in the nine months ended September 30, 2003 from the comparable 2002 period. Included in the increase for the nine months ended September 30, 2003 were costs of approximately $6.6 million associated with our Wilder subsidiary and our expansion into Northern California, both of which were first reflected in our costs in May 2002. Variable compensation increased in the three and nine-month periods ended September 30, 2003 due to higher income than in the comparable 2002 periods. Other general and administrative costs include information technology, occupancy, office equipment and supplies, depreciation, travel and entertainment, outside services, advertising and marketing, training and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expense.

			Nine Months Ended
	Three Months Ended September 30,		September 30,

Operating Income	2003	2002	2003	2002

(in thousands)
Branch Division	$48,046	$42,778	$64,419	$77,414
Heavy Construction Division	4,877	6,730	18,914	16,495
Unallocated other corporate expenses	(13,397)	(12,469)	(30,552)	(32,085)

Total	$39,526	$37,039	$52,781	$61,824

Operating Income: Our Heavy Construction Division’s contribution to operating income decreased in the third quarter of 2003 compared with the third quarter of 2002 primarily due to lower gross margins as described in “Gross Profit” above and higher general and administrative expenses to support a higher volume of work. For the nine months ended September 30, 2003, HCD’s contribution to operating income increased due to the margin generated from higher 2003 revenue. Our Branch Division’s

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

contribution to operating income increased in the third quarter of 2003 compared with the third quarter of 2002 primarily due to higher gross margins as described in “Gross Profit” above. For the nine months ended September 30, 2003, our Branch Division’s contribution to operating income decreased due to the factors described in “Revenue”, “Gross Profit” and “General and Administrative Expenses” above. Unallocated other corporate expenses principally comprise corporate general and administrative expenses.

	Three Months Ended September 30,		Nine Months Ended September

Other Income (Expense)	2003	2002	2003	2002
(in thousands)
Interest income	$1,145	$2,122	$4,633	$6,014
Interest expense	(1,939)	(2,527)	(6,577)	(6,703)
Gain on sales of property and equipment	3,018	939	3,546	1,570
Equity in income (loss) of affiliates	(37)	466	18,088	2,419
Other, net	86	652	2,364	(1,342)

Total	$2,273	$1,652	$22,054	$1,958

Other Income (Expense): Included in equity in income (loss) of affiliates in the nine months ended September 30, 2003 is $18.4 million recognized in the first quarter of 2003 related to the sale of the State Route 91 toll road franchise by the California Private Transportation Corporation, of which we are a 22.2% limited partner. Additionally, included in other, net is approximately $1.9 million in gain recognized on the sale of a portion of our investment in T.I.C. Holdings, Inc. (“TIC”) back to TIC for a cash payment of approximately $6.0 million.

	Three Months Ended September 30,		Nine Months Ended September 30,

Provision for Income Taxes	2003	2002	2003	2002
(in thousands)
Provision for income taxes	$15,131	$13,695	$27,090	$23,104
Effective tax rate	36.2%	35.4%	36.2%	36.2%

Provision for Income Taxes: Our effective tax rate increased to 36.2% for the three month period ended September 30, 2003 from 35.4% in the comparable period in 2002. The third quarter 2002 effective tax rate reflected an adjustment to reduce the 2002 annual rate to 36.2% from 37.5% due to the combined factors of higher percentage depletion deductions related to quarry properties and higher tax credits.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Outlook

We remain cautiously optimistic on our outlook for the remainder of 2003 and into 2004, although we continue to face uncertainty due to a number of unresolved state and federal political issues and the continued strength and timing of the economic recovery in our markets. Nevertheless, we are encouraged by the performance of some of our California-based profit centers in what has been a challenging environment for the Branch Division. In addition, we believe that the Heavy Construction Division (HCD) will have a better year in 2004 than in 2003 – propelled by a healthy backlog of work.

Given the current climate in which we are operating, our Branch Division performed much better than expected in the quarter. We are pleased that despite decreased transportation funding and competitive pressures throughout the West, some of our California branches continue to generate strong performance. Although HCD has been a significant contributor to backlog in 2003, we do not anticipate it will contribute to 2003 earnings at the level that we had expected at the beginning of the year. Therefore, we currently expect earnings for the year 2003 to be in the range of $1.28 to $1.36 per diluted share, which includes the $18.4 million income related to the sale of the State Route 91 Tollroad Franchise by the California Private Transportation Corporation, of which Granite is a 22.2% limited partner, that was recorded in the first quarter of 2003.

Looking ahead to 2004, we do not anticipate a significant improvement in California’s economy as the new administration begins its attempts to turn the state’s fiscal crisis around. We believe that we will likely witness a highly competitive public sector market in most of our California locations. We also anticipate that the private sector market will remain active and be similar to what we have experienced so far in 2003, in most of our locations.

HCD is building momentum across the country and is targeting an additional $14.0 billion of work to bid on over the next 12-18 months. The division is entering the fourth quarter with $1.4 billion of backlog, a 17% increase over the same period last year. HCD continues to seek out new markets throughout the U.S. with healthy long-term transportation programs. As discussed below, these long-term programs are dependent in part on federal funding – making the federal highway bill reauthorization a key driver. Based in part on the strong backlog of work and a number of projects expected to reach the 25% complete stage, we anticipate that 2004 will be a better year for HCD.

On September 30, 2003, President Bush approved the Surface Transportation Extension Act of 2003, a bill to extend authorizations for federal highway, highway safety and transit programs until February 29, 2004. The bill, an extension to the 6-year Transportation Equity Act for the 21st Century (TEA-21), which expired on September 29, authorizes $14.7 billion for highway programs and $3.0 billion for transit. Although the bill was necessary to enable the Federal Highway Administration to reimburse states for road funding obligations, it does not the provide long-term certainty needed to enable the various state departments of transportations to plan their respective capital improvement programs.

Members of the House and Senate are now focusing on how to provide a significant increase to a long-term authorization bill. Transportation industry lobbyists continue to push for another 6-year bill that will be a substantial increase over the prior level of $218.0 billion. The Bush administration, which favors a $247.0 billion plan, opposes a fuel-tax increase while the House of Representatives’ $375.0 billion plan calls for indexing the fuel tax to inflation in order to raise additional revenues. Members of the House and Senate, and the Bush administration, undoubtedly face a number of difficult decisions, including the prospect of raising taxes in an election year. We understand how difficult an increase in the fuel tax will be to achieve given the pending election in November 2004 and therefore do not anticipate that President Bush would sign a bill that includes a tax increase.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

It also remains to be seen whether Congress will take action on a new 6 year bill or continue the current program and act on a new bill after the November 2004 election. Congress is also wrestling with the tax treatment of ethanol – an issue that has a significant impact on the Highway Trust Fund. Ethanol is being effectively mandated as a gasoline additive in many states, including California. Since ethanol is subject to a lower excise tax than gasoline, and a portion of the tax is retain by the general fund, this mandated displacement of gasoline volume will result in a loss in revenue to the General Fund. Senator Charles Grassley has proposed an overhaul of this tax treatment that would substantially restore lost revenues to the Highway Trust Fund, while retaining ethanol incentives. Although House and Senate conferees have apparently reached some agreement on this proposal, its implementation is being held up pending action on the federal transportation re-authorization legislation now scheduled to be taken up next year.

In California, voters recalled Gray Davis and elected Arnold Schwarzenegger as the state’s new governor. On or about November 17, Mr. Schwarzenegger will be sworn into office and will inherit the task of finding approximately $8.0 billion to sustain public services next year at current levels. Although it is too early to tell how transportation will fare under this new administration, Governor Elect Schwarzenegger has publicly stated, “the first step [to resolving the state’s transportation crisis] is to commit to no more stealing of transportation revenues.” He has also stated that he intends to carefully “review the state’s transportation needs and to create a multilevel transportation plan.” While we are encouraged by these statements, we must take a ‘wait and see’ approach before making any assumptions about the impact of the new administration on our business.

In summary, we are very pleased with our results so far this year in an uncertain economic environment. We feel that our diversification, both by project type and geographic location, has served us very well in this current market – and will continue to do so for the foreseeable future. While it is too early to accurately predict the outcome of the state and federal funding issues, and the extent to which we will be impacted, we are buoyed by a healthy backlog and an outstanding list of large projects on which to bid.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity and Capital Resources

	Nine Months Ended September 30,

(in thousands)	2003	2002

Cash and cash equivalents	$73,383	$35,367
Net cash provided (used) by:
Operating activities	82,006	56,683
Investing activities	(40,041)	(114,445)
Financing activities	(20,614)	(32,045)
Capital expenditures	(54,435)	(43,804)

Cash provided by operating activities of $82.0 million for the nine months ended September 30, 2003 represents a $25.3 million increase from the amount provided by operating activities in the same period in 2002. This increase was primarily attributable to a larger growth in accounts payable in the first nine months of 2003 due to costs associated with higher revenue, particularly in the month of September, and a lower increase in accounts receivable in the same period due primarily to improved collections and a change in the mix between billed receivables and unbilled revenue (costs and estimated earnings in excess of billings). Changes in cash from operating activities primarily reflect seasonal variations based on the amount and progress of work being performed.

Cash used by investing activities of $40.0 million for the nine months ended September 30, 2003 represents a $74.4 million decrease from the amount used in investing activities in the same period in 2002. The decrease was largely due to cash received from the sale of the State Route 91 Toll Road franchise by the California Private Transportation Corporation, of which we are a 22.2% limited partner, the absence of cash expended for acquisitions of businesses in 2003 and lower net purchases of marketable securities. We have budgeted approximately $59.0 million for capital expenditures in 2003, which includes amounts for construction equipment, aggregate and asphalt plants, buildings, leasehold improvements and the purchase of aggregate reserves.

Cash used by financing activities was $20.6 million for the nine months ended September 30, 2003, a decrease of $11.4 million from the same period in 2002. The decrease was mainly due to lower net repayments of long-term debt by our Wilder subsidiary, and the absence of cash expended to repurchase our common stock in 2003, partially offset by increased cash dividends paid to shareholders and the absence of proceeds from the exercise of warrants in 2003.

On June 27, 2003, we entered into an agreement for a $100.0 million bank revolving line of credit, which allows for unsecured borrowings for up to three years through June 27, 2006, with interest rate options. Outstanding borrowings under the revolving line of credit are at our choice of selected LIBOR rates plus margin (1.25% at September 30, 2003) that is recalculated quarterly. This line of credit replaces a $60.0 million line of credit we entered into in June of 2001. Additionally, we have standby letters of credit totaling $1.4 million, of which $1.2 million reduces the amount available under the line of credit. The unused and available portion of the line of credit at September 30, 2003 was $98.8 million. Restrictive covenants under the terms of this line of credit include the maintenance of certain financial ratios and tangible net worth (as defined) of approximately $386.0 million. We are in compliance with these covenants and the covenants of our other debt agreements at September 30, 2003.

Additionally, our Wilder subsidiary has a bank revolving line of credit of $10.0 million that expires in September 2005; there were no amounts outstanding under that line of credit at September 30, 2003.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our cash and cash equivalents and short-term and long-term marketable securities totaled $213.4 million at September 30, 2003. We believe that our current cash and cash equivalents, short-term marketable securities, cash generated from operations and amounts available under our existing credit facilities will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations through at least the next twelve months.

Recent Accounting Pronouncements:

FIN 46

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.” FIN 46 addresses consolidation accounting for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all Variable Interest Entities created or acquired after January 31, 2003. For Variable Interest Entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied at the end of the first interim or annual period ending after December 15, 2003. As more fully described in our Annual Report on Form 10-K under the section entitled “Critical Accounting Policies,” we participate in various construction joint ventures in order to share expertise, risk and resources for certain highly complex projects. We are currently evaluating whether certain of these jointly controlled entities meet the definition of a Variable Interest Entity in FIN 46. If all of the entities being evaluated met the definition and we were required to consolidate them, the effect on our financial position would be an increase in assets (primarily current assets) of approximately $110.0 million and an increase in current liabilities of approximately $85.0 million. Additionally, consolidation of these entities would increase our revenue and cost of revenue, but there would be no impact on net income.

SFAS 150

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. On November 7, 2003 the FASB issued FASB Staff Position No. 150-3 (“FSP 150-3”) “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” FSP 150-3 requires that implementation of certain provisions of SFAS 150 be deferred indefinitely, including those provisions that pertain to mandatorily redeemable financial instruments of nonpublic entities and the measurement provisions (but not the classification provisions) for certain mandatorily redeemable noncontrolling interests.

Substantially all of the non-Granite held common shares of our majority-owned subsidiary, Wilder Construction Company (“Wilder”) are redeemable by the holder upon retirement, voluntary termination,

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

death or permanent disability. Approximately 60% of these shares are outside the scope of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and are therefore subject to the provisions of SFAS 150. Wilder generally has up to eight years to pay the redemption price following a redemption event, as defined in its shareholder agreements, and the redemption price is adjusted each year, primarily for the Wilder net income attributable to the shares. Pursuant to FSP 150-3, we have adopted the classification provisions of SFAS 150 by reclassifying the carrying amount of these Wilder shares from minority interest in consolidated subsidiaries to other long-term liabilities on our balance sheet. If all of these Wilder shares had been redeemed at the September 30, 2003 redemption price, a payment of approximately $13.0 million would have been required.

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

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2003, our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART II. OTHER INFORMATION

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 1.		LEGAL PROCEEDINGS

None

Item 2.		CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 3.		DEFAULTS UPON SENIOR SECURITIES

None

Item 4.		SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.		OTHER INFORMATION

None

Item 6.		EXHIBITS AND REPORTS ON FORM 8-K

	a)	Exhibits

10.1 Granite Construction Incorporated 1999 Equity Incentive Plan as Amended and Restated through September 25, 2003

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	b)	Reports on Form 8-K

None

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date: November 14, 2003	By:	/s/ William E. Barton

William E. Barton
Senior Vice President and Chief Financial Officer