Form 10-K
period 2003-12-31
GRANITE CONSTRUCTION INC
filed 2004-03-15
CIK 861459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-12911

Granite Construction Incorporated

(Exact name of registrant as specified in its charter)

Delaware	77-0239383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

585 West Beach Street, Watsonville, California (Address of principal executive offices)	95076 (Zip Code)

Registrant’s telephone number, including area code:

(831) 724-1011

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g)of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).     Yes ☑          No ☐.

      The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was approximately $632,041,780 as of June 30, 2003, based upon the average of the high and low sales prices per share of the registrant’s Common Stock as reported on the New York Stock Exchange on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      At March 5, 2004, 41,428,280 shares of Common Stock, par value $0.01, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held May 24, 2004, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003.

PART I

Item 1.	Business

Forward Looking Disclosure

      This Annual Report on Form 10-K (“Report”) contains “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995 regarding future events and the future results of Granite that are based on current expectations, estimates, forecasts, and projects as well as the beliefs and assumptions of Granite’s management. Words such as “outlook”, “believes”, “expects”, “appears”, “may”, “will”, “should”, “anticipates” or the negative thereof or comparable terminology, are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” and elsewhere, and in other reports Granite files with the Securities and Exchange Commission, specifically the most recent reports on Form 8-K and Form 10-Q. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Granite undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

Introduction

      We were originally incorporated in 1922 as Granite Construction Company. In 1990, Granite Construction Incorporated was incorporated in Delaware as the holding company for Granite Construction Company and its wholly owned subsidiaries. Unless otherwise indicated, the terms “we,” “us,” “our” and “Granite” refer to Granite Construction Incorporated and its consolidated subsidiaries.

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

      We own and lease substantial aggregate reserves and own a number of construction materials processing plants. We also have one of the largest contractor-owned heavy construction equipment fleets in the United States. We believe that the ownership of these assets enables us to compete more effectively by ensuring availability of these resources at a favorable cost.

Operating Structure

      We are organized into two operating segments, the Branch Division and the Heavy Construction Division. The Branch Division is comprised of branch offices that serve local markets, while the Heavy Construction Division (“HCD”) is composed of regional offices and pursues major infrastructure projects throughout the nation. HCD focuses on building larger heavy civil projects with contract durations that are generally greater than two years, while Branch Division projects are typically smaller in size and shorter in duration.

      The two divisions complement each other in a variety of ways. HCD is a major user of construction equipment and has developed substantial expertise with large, complex projects. The branches draw on these resources, which are generally not available to smaller, local competitors. Conversely, the Branch Division offices have greater knowledge of local markets and provide HCD with valuable information regarding larger projects in their respective areas, as well as providing a source of aggregates. The two divisions sometimes jointly perform projects when a project in a particular region exceeds the local branch’s capabilities, such as the $170.7 million design/ build Reno Retrack project in Reno, Nevada that was awarded in 2002.

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

      When determining whether to bid on a project, two key factors we consider are our ability to be competitive at acceptable profit margins and the availability of estimating and project building personnel. Other factors considered include: the customer; the geographic location; our competitive advantages and disadvantages relative to likely competitors for the project; our current and projected workload; and the likelihood of follow-up work. Both operating divisions use a proprietary computer-based project estimating system that reflects our significant accumulated experience. We believe that an exhaustive, detailed approach to a project’s estimate and bid is important in order to best identify the project’s risks and opportunities. Our estimates are comprehensive in nature, sometimes totaling hundreds of pages of analysis. Each project is broken down into items of work, for which separate labor, equipment and materials estimates are made and subcontractor quotes are solicited and analyzed. Once a project begins, the estimate provides us with a budget against which the actual project cost is regularly measured, enabling us to manage our projects more effectively.

      Information about our business segments is incorporated in Note 15 of the “Notes to the Consolidated Financial Statements.”

      Branch Division. In 2003, Branch Division contract revenue and sales of aggregate products was $1,152.7 million (62.5% of our total revenue), as compared with $1,187.8 million (67.3% of our total revenue) in 2002. The Branch Division has both public and private sector clients. Public sector activities include both new construction and improvement of streets, roads, highways and bridges. For example, the branches widen and repave roads and modify and replace bridges. Major private sector contracts include site preparation for housing and commercial development, including excavation, grading and street paving, and installation of curbs, gutters, sidewalks and underground utilities.

      The Branch Division currently has 11 branch offices with additional satellite operations. Our 8 branch offices in California are located in Bakersfield, Fresno (Central Valley), Watsonville (Monterey Bay Area), Indio (Southern California), Sacramento (Northern California), San Jose, Santa Barbara and Stockton. Our branch offices outside of California are located in Arizona, Nevada and Utah. Additionally, the Branch Division operating results include our majority-owned Wilder Construction Company subsidiary (“Wilder”), which has locations in Alaska, Washington and Oregon. Each branch effectively operates as a local or regional construction company and our branch management is encouraged to participate actively in the local community. While individual branch revenues vary from year to year, in 2003 these revenues (including Wilder) ranged from $39.6 million to $199.5 million.

      As part of our strategy, our branches mine aggregates and operate plants that process aggregates into construction materials for internal use and for sale to others. These activities are integrated into the Branch Division construction business and provide both a source of profits and a competitive advantage to our construction business. The amount of aggregate products produced in these branch operations that are used in our construction projects was approximately 35% during 2003 and has ranged from 35% to 51% over the last five years. The remainder is sold to unaffiliated parties and accounted for $252.7 million of revenue in 2003, representing 13.7% of our total 2003 revenue, compared with $227.7 million, or 12.9% of our 2002 revenue and $189.9 million, or 12.3% of our 2001 revenue. We have significant aggregate reserves that we have acquired by ownership in fee or through long-term leases.

      Heavy Construction Division. In 2003, revenue from HCD was $691.8 million (37.5% of our total revenue), compared with $576.9 million (32.7% of our total revenue) in 2002. Like the Branch Division, HCD builds infrastructure projects for both public and private sector clients. Its projects have included major highways, large dams, mass transit facilities, bridges, pipelines, canals, tunnels, waterway locks and dams, airport runways, contract mine stripping, reclamation and large site preparation. It also performs activities such as demolition, clearing, large-scale earthwork and grading, de-watering, drainage improvements, structural concrete, rail signalization, and concrete and asphalt paving. HCD projects are usually larger and more complex than those performed by the Branch Division. HCD has completed projects in over 20 states from coast to coast.

      HCD markets, estimates, bids and provides management oversight of its projects from our Watsonville, California headquarters and regional estimating offices in Davis, California, Mt. Vernon, New York, Lewisville, Texas and Tampa, Florida. Project staff located at job sites have the managerial, technical and clerical capacity to meet on-site project management requirements. HCD has the ability, if appropriate, to process locally sourced aggregates into construction materials using our own or rented portable crushing, concrete and asphalt processing plants.

      HCD participates in joint ventures with other large construction companies. Joint ventures are used for large, technically complex projects, including design/build projects, where it is desirable to share risk and resources. Joint venture partners typically provide independently prepared estimates and share financing, equipment, local knowledge and expertise (see “Construction Joint Ventures” in “Critical Accounting Estimates” under “Management Discussion and Analysis of Financial Condition and Results of Operation”).

      Design/ build projects have become a significant market opportunity for HCD. Unlike traditional projects where owners first hire a design firm and then put the project out to bid for construction, design/ build projects provide the owner with a single point of responsibility and a single contact for both design and construction. HCD’s revenue from design/build projects has generally grown over the last ten years and represented 42.9% of HCD revenue (16.7% of total company revenue) in 2003. Although these projects carry additional risk as compared to traditional bid/build projects, the profit opportunities can also be much higher. We frequently bid design/ build projects as a part of a joint venture team.

Business Strategy

      Our fundamental objective is to increase long-term stockholder value by focusing on consistent profitability from controlled revenue growth. Stockholder value is measured by the appreciation of the value of our common stock over a period of years as well as a return from dividends. Further, it is a specific measure of our financial success to achieve a return on net assets, or RONA, greater than the cost of capital, creating “Granite Value Added.” To accomplish these objectives, we employ the following strategies:

      Infrastructure Construction Focus — We concentrate our core competencies on this segment of the construction industry, which includes the building of roads, highways, bridges, dams and tunnels, mass transit facilities, railroad infrastructure and underground utilities as well as site preparation. This focus incorporates our specialized strengths, which include grading, paving and concrete structures.

      Employee Development — We believe that our employees are key to the successful implementation of our business strategies. Significant resources are employed to attract, nurture and retain extraordinary talent and fully develop each employee’s capabilities.

      Ownership of Aggregate Materials and Construction Equipment — We own and lease aggregate reserves and own processing plants that are vertically integrated into our construction operations and we own a large fleet of carefully maintained heavy construction equipment. By ensuring availability of these resources at favorable cost, we believe we have bidding advantages in many of our markets.

      Selective Bidding — Once we select a job that meets our bidding criteria, the project is estimated using a highly comprehensive method with a proprietary estimating system, which details anticipated costs to construct to which margin is added to achieve the appropriate bid price for the risk assumed.

      Diversification — To mitigate the risks inherent in construction and general economic factors, we pursue projects: (i) in both the public and private sectors; (ii) for a wide range of customers within each sector (from the federal government to small municipalities and from large corporations to individual homeowners); (iii) in diverse geographic markets; and (iv) of various sizes, durations and complexities.

      Decentralized Profit Centers — We approach each selected market with a local focus through our decentralized structure. Each of our branches and each HCD regional estimating office is an individual profit center.

      Profit-based Incentives — We compensate our profit center managers with lower-than-market fixed salaries coupled with a substantial variable cash and restricted stock incentive element based on the annual profit performance of their respective profit centers.

      Controlled Expansion — We intend to continue our expansion by selectively adding branches or branch satellite locations in the western United States, pursuing major infrastructure projects throughout the nation and expanding into other construction related market segments through acquisitions. Additionally, we intend to leverage our financial capacity by investing in development projects that provide an acceptable return on our investment.

      Accident Prevention — We believe that the prevention of accidents is both a moral obligation and good business. By identifying and concentrating resources to address jobsite hazards, we continually strive to reduce our incident rates and the costs associated with accidents.

      Environmental Responsibility — We believe it benefits everyone to maintain environmentally responsible operations. We are committed to effective air quality control measures and reclamation at our plant sites and to waste reduction and recycling of the potentially environmentally sensitive products used in our operations.

      Quality and High Ethical Standards — We emphasize the importance of performing high quality work and maintaining high ethical standards through an established code of conduct and an effective corporate compliance program.

Customers

      We have customers in both the public and private sectors. The Branch Division’s largest volume customer is the California Department of Transportation (“Caltrans”). In 2003, contracts with Caltrans represented 9.0% of our revenue and total public sector revenue generated in California represented 20.4% of our revenue. Other Branch Division clients include other state departments of transportation, county and city public works departments, school districts and developers and owners of industrial, commercial and residential sites. HCD’s customers are predominantly in the public sector and currently include the state departments of transportation in several states. (See Note 1 of the “Notes to the Consolidated Financial Statements”)

Backlog

      Our backlog includes the total value of awarded contracts that have not been completed, including our proportionate share of unconsolidated joint venture contracts. Our backlog was $1,985.8 million at December 31, 2003, up from $1,856.5 million at December 31, 2002, and $1,377.2 million at December 31, 2001. Approximately $820.0 million of the December 31, 2003 backlog is expected to remain at December 31, 2004. With the exception of certain federal government contracts, we include a construction project in our backlog at such time as a contract is awarded and funding is in place. Certain federal government contracts that extend beyond one year are funded on a year-by-year basis. Included in our backlog at December 31, 2003 is approximately $48.0 million, for which federal government funding has not yet been fully appropriated. Substantially all of the contracts in the backlog may be canceled or modified at the election of the client. However, we have not been materially adversely affected by contract cancellations or modifications in the past. (See “Business-Contract Provisions and Subcontracting.”) A sizeable percentage of our anticipated contract revenue in any year is not reflected in our backlog at the start of the year due to the short duration of smaller Branch Division projects that are initiated and completed during each year (“turn business”).

Equipment and Plants

      We purchase and maintain many pieces of equipment, including cranes, bulldozers, barges, backhoes, excavators, scrapers, motor graders, loaders, trucks, pavers and rollers as well as construction materials processing plants. In 2003 and 2002, we spent approximately $51.7 million and $55.9 million, respectively, for construction equipment, plants and vehicles. The breakdown of our construction equipment, plants and vehicles at December 31, 2003 is as follows:

Heavy construction equipment	2,320 units
Trucks, truck-tractors and trailers and vehicles	4,687 units
Aggregate crushing plants	52 plants
Asphalt concrete plants	59 plants
Portland cement concrete batch plants	32 plants
Asphalt rubber plants	4 plants
Lime slurry plants	11 plants

      We believe that ownership of equipment is generally preferable to leasing because ownership ensures the equipment is available as needed and normally results in lower equipment costs. We attempt to keep our equipment as fully utilized as possible by pooling equipment for use by both the Branch Division and HCD. We regularly lease or rent equipment on a short-term basis to supplement existing equipment and respond to construction activity peaks.

Employees

      On December 31, 2003, we employed 1,788 salaried employees, who work in management, estimating and clerical capacities, and 2,919 hourly employees. The total number of hourly personnel employed by us is subject to the volume of construction in progress. During 2003, the number of hourly employees ranged from 2,335 to 5,387 and averaged approximately 4,174. Our wholly owned subsidiaries, Granite Construction Company and Granite Halmar Construction Company, Inc. and our majority-owned subsidiary, Wilder Construction Company are parties to craft collective bargaining agreements in many areas in which they work.

      We believe our employees are our most valuable resource and that our workforce possesses a strong dedication to and pride in our company. Among salaried and non-union hourly employees, this dedication is reinforced by 24.9% equity ownership through our Employee Stock Ownership Plan, our Profit Sharing and 401k Plan and performance-based incentive compensation arrangements at December 31, 2003. Our 668 managerial and supervisory personnel have an average of approximately 10 years of service with us.

Competition

      Factors influencing our competitiveness include: price; reputation for quality; the availability of aggregate materials; machinery and equipment; financial strength; knowledge of local markets and conditions; and project management and estimating abilities. Although some of our competitors are larger than us and may possess greater resources, we believe that we compete favorably on the basis of the foregoing factors. Historically the construction business has not usually required large amounts of capital, particularly for the smaller size of construction work pursued by our Branch Division, which can result in relative ease of market entry for companies possessing acceptable qualifications. Branch Division competitors range from small local construction companies to large regional and national construction companies. While the market areas of these competitors overlap with several of the markets served by our branches, few, if any, compete in all of our market areas. In addition, most of our branches own and/ or have long-term leases on aggregate resources that provide an extra measure of competitive advantage in certain markets. HCD normally competes with large regional and national construction companies, which may or may not be larger than Granite. Although the construction business is highly competitive, we believe we are well positioned to compete effectively in the markets in which we operate.

Contract Provisions and Subcontracting

      The majority of contracts with our customers are either “fixed unit price” or “fixed price”. Under fixed unit price contracts, we are committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete poured or cubic yard of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the unit price bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk that we may not be able to perform all the work profitably for the specified amount. Our design/build projects are generally fixed price contracts and, primarily as a result of the growth in our design/build business in the last several years, the number of these types of contracts has been increasing. Our contracts are generally obtained through competitive bidding in response to advertisements by federal, state and local government agencies and private parties. Less frequently, contracts may be obtained through direct negotiations with private owners. Our contract risk mitigation process includes review of bids fitting certain criteria by various levels of management and, in some cases, by the executive committee of our Board of Directors.

      There are a number of factors that can create variability in contract performance and results as compared to a project’s original bid. The most significant of these include site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable), the availability and skill level of workers in the geographic location of the project, the availability and proximity of materials, the productivity assumptions and clerical accuracy of the bid and inclement weather. All of these factors can impose inefficiencies on contract performance, which can drive up costs and lower profits. Conversely, if any of these or other factors are more positive then the assumptions in our bid, project profitability can improve. Design/build projects carry other risks such as the risk inherent in estimating quantities before the project design is completed and design error risk, including both additional construction costs due to any design errors and liability to the contract owner for the design of the project. Although we manage this additional risk by adding contingencies to our bid amounts, obtaining errors and omissions insurance and obtaining indemnifications from our design consultants where possible, there is no guarantee that these risk management strategies will always be successful.

      All state and federal government contracts and most of our other contracts provide for termination of the contract for the convenience of the contract owner, with provisions to pay us for work performed through the date of termination. In addition, many of our contracts contain provisions that require us to pay liquidated damages if specified completion schedule requirements are not met. We have not been materially adversely affected by these provisions in the past.

      We act as prime contractor on most of the construction projects we undertake. We accomplish the majority of our projects with our own resources and subcontract specialized activities such as electrical and mechanical work. As prime contractor, we are responsible for the performance of the entire contract, including subcontract work. Thus, we are subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated. We manage this risk by reviewing the size of the subcontract, the financial stability of the subcontractor and other factors and, based on this review, determine whether to require that the subcontractor furnish a bond or other type of security that guarantees their performance. Disadvantaged business enterprise regulations require us to use our best efforts to subcontract a specified portion of contract work done for governmental agencies to certain types of subcontractors. Some of these subcontractors may not be able to obtain surety bonds. We have not incurred any material loss or liability on work performed by subcontractors to date.

Insurance and Bonding

      We maintain general and excess liability, construction equipment and workers’ compensation insurance; all in amounts consistent with industry practices.

      In connection with our business, we generally are required to provide various types of surety bonds that provide an additional measure of security for our performance under certain public and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time to time. In the last few years we have seen a steady decrease in the capacity of the surety market, driven primarily by substantial increases in surety industry losses and consolidation in the surety market through acquisition. This shrinking capacity has resulted in higher premiums and increased difficulty obtaining bonding, in particular for larger more complex projects throughout the market. In order to help mitigate these factors, in the last few years we have gone from working with a single surety to a co-surety structure involving four sureties. Although we do not believe that this shrinking surety market capacity has significantly impacted our ability to grow our business, there is no assurance that it will not significantly impact our ability to obtain new contracts in the future (See “Risk Factors”).

Government and Environmental Regulations

      Our operations are subject to compliance with regulatory requirements of federal, state and local agencies and authorities, including regulations concerning workplace safety, labor relations and disadvantaged businesses. Additionally, our aggregate mining and construction materials processing plants are subject to various federal, state and local laws and regulations relating to the environment, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. Certain environmental laws impose substantial penalties for non-compliance and others, such as the federal Comprehensive Environmental Response, Compensation and Liability Act, impose strict, retroactive, joint and several liability upon persons responsible for releases of hazardous substances. We continually evaluate whether we must take additional steps at our locations to ensure compliance with environmental laws. While compliance with applicable regulatory requirements has not materially adversely affected our operations in the past, there can be no assurance that these requirements will not change and that compliance will not adversely affect our operations in the future. In addition, our aggregate materials operations require operating permits granted by governmental agencies. We believe that tighter regulations for the protection of the environment and other factors will make it increasingly difficult to obtain new permits and renewal of existing permits may be subject to more restrictive conditions than currently exist.

      As is the case with other companies in the same industry, some of our aggregate products contain varying amounts of crystalline silica, a common mineral. Also, some of our construction and material processing operations release as dust crystalline silica that is in the materials being handled. Excessive, prolonged inhalation of very small-sized particles of crystalline silica has been associated with nonmalignant respiratory disease (including silicosis). The Mine Safety and Health Administration and the Occupational Safety and Health Administration have established occupational thresholds for crystalline silica exposure as respirable dust. We monitor to verify that our dust control procedures are keeping occupational exposures at or below the requisite thresholds and to verify that respiratory protective equipment is made available when required. We also communicate, through safety information sheets and other means, what we believe to be appropriate warnings and cautions to employees and customers about the risks associated with excessive, prolonged inhalation of mineral dust in general and crystalline silica in particular.

      Since December 2001, three private citizens groups have served thousands of California businesses with 60-day notices of intent to sue under the California Safe Drinking Water and Toxic Enforcement Act (“Prop 65”). We were one of the many aggregate, asphalt concrete and ready-mix concrete producers, suppliers and contractors that were served with Prop 65 60-day notices. The statutory scheme underlying Prop 65 allows the State Attorney General or local city attorney to pursue actions against alleged violators of Prop 65’s warning requirements, and allows private parties to pursue actions if the government fails to intervene.

      Prop 65 requires warnings to persons knowingly and intentionally exposed to certain chemicals designated by the State as causing cancer and/or reproductive toxicity. Although the 60-day notices that were served on us and many others listed various Prop 65 chemicals that are allegedly constituents of petroleum asphalt emissions and listed crystalline silica, the 60-day notices contained no factual basis to support the general allegations that we knowingly and intentionally exposed persons to Prop 65 listed-chemicals without providing adequate Prop 65 warnings. Moreover, we have, through safety information sheets, posted Prop 65 warnings, and through other means, communicated what we believe to be appropriate warnings and cautions to employees and customers about the risks associated with excessive, prolonged inhalation of emissions generated by substances used by us and covered by Prop 65. In early 2002, the California State Attorney

General’s office entered into a standstill agreement with representatives of the two citizens groups that served 60-day notices regarding asphalt whereby both parties agree to not file lawsuits while the merits of the 60-day notices are being addressed by the state attorney general. Either party can elect to terminate the standstill agreement upon 30-days written notice. Recently the California State Attorney General’s office opted out of the standstill agreement for the sole purpose of filing a lawsuit against a single roofing company alleging a violation of Prop 65 by exposing workers to certain chemicals as a result of working with or near asphalt containing chemicals. We are not currently the subject of any lawsuit alleging Prop 65 violations.

Risk Factors

      Set forth below and elsewhere in this Report and in other documents we file with the SEC are various risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in the Report.

•	Economic downturns and reductions in government funding could have a negative impact on our business. Significant portions of our revenues are derived from contracts that are funded by federal, state and local government agencies. Our ability to obtain future public sector work at reasonable margins is highly dependent on the amount of work that is available to bid, which is largely a function of the level of government funding available. We also perform commercial and residential site development and other work for customers in the private sector. The availability of this private sector work can be significantly adversely affected by general economic downturns.

•	Our fixed price and fixed unit price contracts subject us to the risk of increased project cost. As more fully described under “Contract Provisions and Subcontracting” above, the profitability of our fixed price and fixed unit price contracts can be adversely affected by a number of factors that can cause our actual costs to materially exceed the costs estimated at the time of our original bid.

•	Accounting for our revenues and costs involves significant estimates. As further described under “Critical Accounting Estimates” in “Management Discussion and Analysis of Financial Condition and Results of Operation,” accounting for our contract related revenues and costs as well as other cost items requires management to make a variety of significant estimates and assumptions. Although we believe we have sufficient experience and processes to enable us to formulate appropriate assumptions and produce reliable estimates, these assumptions and estimates may change significantly in the future and these changes could result in a material adverse effect on our financial position and the results of our operations.

•	Weather can significantly impact our quarterly revenues and profitability. Our ability to perform work is significantly impacted by weather conditions such as precipitation and temperature. Changes in weather conditions can create significant variability in our quarterly revenues and profitability, particularly in the first and fourth quarters of the year.

•	Our success depends on attracting and retaining qualified personnel in a competitive environment. The single largest factor in our ability to profitably execute our work is our ability to attract, develop and retain qualified personnel. Our success in attracting qualified people is dependent on the resources available in individual geographic areas and the impact on the labor supply due to general economic conditions as well as our ability to provide a competitive compensation package and work environment.

•	We work in a highly competitive marketplace. As more fully described under “Competition” above, we have multiple competitors in all of the areas in which we work. During economic down cycles or times of lower government funding for public works projects, competition for the fewer available projects intensifies and this increased competition may result in a decrease in our ability to be competitive at acceptable margins.

•	An inability to secure and permit aggregate reserves could negatively impact our future operations and results. Tighter regulations for the protection of the environment and the finite nature of property containing suitable aggregate reserves are making it increasingly challenging and costly to secure and permit aggregate reserves. Although we have thus far been able to secure and permit reserves to support our business, it is likely to become increasingly difficult to do so and there is no assurance that we will be able to secure and permit reserves in the future.

•	We are subject to environmental and other regulation. As more fully described under “Government and Environmental Regulations” above, we are subject to a number of federal, state and local laws and regulations relating to the environment and workplace safety, some of which impose substantial penalties for non-compliance. While compliance with these laws and regulations has not materially adversely affected our operations in the past, there can be no assurance that these requirements will not change and that compliance will not adversely affect our operations in the future.

•	Strikes or work stoppages could have a negative impact on our operations and results. We are party to collective bargaining agreements covering a substantial portion of our craft workforce. Although our results and operations have not been significantly impacted by strikes or work stoppages in the past, such labor actions could have a significant impact if they occur in the future.

•	Unavailability of insurance coverage could have a negative impact on our operations and results. We maintain insurance coverage as part of our overall risk management strategy and due to requirements to maintain specific coverage in our financing agreements and in most of our construction contracts. Although we have been able to obtain insurance coverage to meet our requirements in the past, there is no assurance that such insurance coverage will be available in the future.

•	An inability to obtain bonding would have a negative impact on our operations and results. As more fully described in “Insurance and Bonding” above, we generally are required to provide surety bonds securing our performance under the majority of our public and private sector contracts. Our inability to obtain surety bonds in the future would significantly impact our ability to obtain new contracts, which would have a material adverse effect on our business.

•	Our joint venture contracts with project owners subject us to joint and several liability. If a joint venture partner fails to perform we could be liable for completion of the entire contract and, if the contract were unprofitable, this could result in a material adverse effect on our financial position, results of operations and cash flows.

•	We use diesel fuel, asphalt oil and other petroleum based products that are subject to significant price fluctuations. These materials are used to run our equipment and materials processing plants and are a significant part of the asphalt paving materials that are used in many of our construction projects or are sold to outside parties. Although we can be partially protected by asphalt or fuel escalation clauses in some of our contracts, not all contracts provide such protection. We have not been significantly adversely affected by price fluctuations in the past; however, there is no guarantee that we will not be in the future.

•	As a part of our growth strategy we expect to make future acquisitions and acquisitions involve many risks. These risks include difficulties integrating the operations and personnel of the acquired companies, diversion of management’s attention, potential difficulties and increased costs associated with completion of any assumed construction projects, insufficient revenues to offset increased expenses associated with acquisitions and the potential loss of key employees of the acquired companies. Acquisitions may also cause us to increase our liabilities, record goodwill or other non-amortizable intangible assets that will be subject to impairment testing and potential impairment charges and incur amortization expenses related to certain other intangible assets. Failure to manage and successfully integrate acquisitions could harm our business and operating results significantly.

•	Failure of our subcontractors to perform as anticipated could have a negative impact on our results. As further described under “Contract Provisions and Subcontracting” above, we subcontract a portion of many of our contracts to specialty subcontractors and we are ultimately responsible for the successful completion of their work. Although we require bonding from our higher risk subcontractors and have not incurred any material loss or liability on work performed by subcontractors to date, there is no guarantee that we will not incur a material loss or liability in the future.

•	Our long-term debt and credit arrangements contain restrictive covenants and failure to meet these covenants could significantly harm our financial condition. Our long-term debt and credit arrangements and related restrictive covenants are more fully described in Note 9 to the Consolidated Financial Statements included in this report. In most cases, failure to meet the restrictive covenants would result in an immediate repayment liability for all amounts due and cancellation of open lines of credit. Although we have not had difficulty meeting these covenants in the past, failure to do so in the future could have material adverse effects on our business and financial condition.

      The foregoing list is not exhaustive. There can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact us. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition and results of operations. For these reasons, the reader is cautioned not to place undue reliance on our forward-looking statements.

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

Item 2.     Properties

      We own and lease real property for use in our construction and aggregate mining and processing activities. We own approximately 650,000 square feet of office and shop space and lease, pursuant to leases expiring between January 2004 and July 2020, an additional 109,000 square feet of office and shop space. We own approximately 13,000 acres of land, of which 1,425 acres are un-permitted reserves available for future use and lease approximately 5,500 additional acres of land at sites in California, Nevada, Arizona, Utah, Washington and Alaska. A majority of the land owned or leased by us is intended to serve as aggregate reserves. There are no significant encumbrances against owned property. Our leases for aggregate reserves generally limit our interest in the reserves to the right to mine the reserves. These leases range from month-to-month leases to leases with expiration dates ranging from July 2004 to March 2046. We consider our available and future aggregate reserves adequate to meet our expected operating needs. We pursue a plan of acquiring new sources of aggregate reserves to replenish those depleted and to support future growth with a goal of maintaining approximately 30 years of aggregate reserves at most of our branch locations. Additionally, we own 811 acres of land that is either held for sale or is currently under development and intended for future sale.

Item 3.     Legal Proceedings

      Our wholly-owned subsidiary, Granite Construction Company, as a member of a joint venture, Wasatch Constructors, is among a number of construction companies and the Utah Department of Transportation that were named in a lawsuit filed in the United States District Court for the District of Utah. The plaintiffs are two independent contractor truckers who filed the lawsuit on behalf of the United States under the federal False Claims Act seeking to recover damages and civil penalties in excess of $46.4 million.

      The original complaint was filed in January 1999 and the Third Amended Complaint was filed in February 2003. On May 30, 2003, Wasatch Constructors and the coordinated defendants filed their motion to dismiss the Third Amended Complaint. On December 23, 2003, the Court issued its order granting Wasatch Constructors’ and the coordinated defendants’ motion to dismiss the Third Amended Complaint but allowed the plaintiffs one last opportunity to amend their complaint. The original deadline for plaintiffs to amend their complaint was February 27, 2004, but has subsequently been extended until March 12, 2004.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      We did not submit any matters to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

Executive Officers of the Registrant

      Our executive officers are as follows:

	Age	Position

David H. Watts	65	Chairman of the Board and Director
William G. Dorey	59	President, Chief Executive Officer and Director
Mark E. Boitano	55	Executive Vice President, Chief Operating Officer and Manager, Branch Division
Patrick M. Costanzo	65	Senior Vice President and Manager, Heavy Construction Division
William E. Barton	59	Senior Vice President and Chief Financial Officer

      Granite Construction Incorporated was incorporated in Delaware in January 1990 as the holding company for Granite Construction Company, which was incorporated in California in 1922. All dates of service for our executive officers include the periods in which they served for Granite Construction Company.

      Mr. Watts joined Granite in 1987 and has served as our Chairman of the Board since May 24, 1999. He served as our Chief Executive Officer from 1987 to December 31, 2003 and as our President from 1987 to January 31, 2003. In May 1997, Mr. Watts became a director of TIC Holdings, Inc. He served as a director of Wilder Construction Company from January 2000 to May 2001. From 1984 until 1987, Mr. Watts served as President, Chief Executive Officer and a director of Ford, Bacon & Davis, Inc., an industrial engineering and construction firm. From 1965 until 1984, Mr. Watts was employed by an underwater services and construction firm in various capacities, including as President and Chief Operating Officer. He received a B.A. degree in Economics from Cornell University in 1960. Mr. Watts is a Past Chair of the California Chamber of Commerce and serves as a director of this and several other non-profit organizations.

      Mr. Dorey has been an employee of Granite since 1968 and has served in various capacities, including Director since January 22, 2004, President and Chief Executive Officer since January 1, 2004, President and Chief Operating Officer from February 2003 to December 31, 2003, Executive Vice President and Chief Operating Officer from 1998 to February 2003, Senior Vice President and Manager, Branch Division from 1987 to 1998, and Vice President and Assistant Manager, Branch Division from 1983 to 1987. Mr. Dorey is also a director of Wilder Construction Company and served as a director of TIC Holdings, Inc. from 1997 to 2002. He received a B.S. degree in Construction Engineering from Arizona State University in 1967.

      Mr. Boitano has been an employee of Granite since 1977 and has served in various capacities, including Chief Operating Officer since January 1, 2004, Executive Vice President and Manager, Branch Division since February 2003, Senior Vice President and Manager, Branch Division from 1998 to February 2003, Vice President and Assistant Branch Division Manager from 1987 to 1998, Branch Manager, Arizona Operations from 1983 to 1987, Assistant Manager, Arizona Operations from 1980 to 1983, Assistant Manager, Salinas Branch in 1980, and Project Manager Estimator from 1977 to 1980. In 2001, Mr. Boitano became a director of Wilder Construction Company. He received a B.S. degree in Civil Engineering from Santa Clara University in 1971 and an M.B.A. degree from California State University, Fresno in 1977.

      Mr. Costanzo has been an employee of Granite since 1970 and has served in various capacities, including Senior Vice President and Manager, Heavy Construction Division since 1990, Vice President and Assistant Manager, Heavy Construction Division from 1988 to 1989, and an Area or Project Manager with the Heavy Construction Division from 1970 to 1987. Mr. Costanzo served as a director of TIC Holdings, Inc. from 1997 to 2002. He received a B.S. degree in Civil Engineering from the University of Connecticut in 1960 and an M.S. degree in Civil Engineering from Stanford University in 1961.

      Mr. Barton has been an employee of Granite since 1980 and has served in various capacities, including Senior Vice President and Chief Financial Officer since 1999, Vice President and Chief Financial Officer from 1990 to 1999, Controller in 1989, Treasurer in 1988 and Cash Manager from 1980 until 1988. In 1997, Mr. Barton became a director of TIC Holdings, Inc., and in January 2000 he also became a director of Wilder Construction Company. He received a B.S. degree in Accounting and Finance from San Jose State University in 1967 and an M.B.A. degree from Santa Clara University in 1973.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

      Our common stock trades on the New York Stock Exchange under the ticker symbol GVA. See Quarterly Results in Item 7 for a two-year summary of quarterly dividends and high and low sales prices of our stock.

      Declaration and payment of dividends is within the sole discretion of our Board of Directors, subject to limitations imposed by Delaware law and compliance with our credit agreements, and will depend on our earnings, capital requirements, financial condition and such other factors as the Board of Directors deems relevant. As of March 5, 2004, there were 41,428,280 shares of common stock outstanding held by approximately 963 stockholders of record.

Item 6.	Selected Consolidated Financial Data

      The selected consolidated operations data for 2003, 2002 and 2001 and consolidated balance sheet data as of December 31, 2003 and 2002 set forth below have been derived from our consolidated financial statements, and are qualified by reference to the consolidated financial statements included herein audited by PricewaterhouseCoopers LLP, independent accountants. The selected consolidated operations data for 1993 through 2000 and the consolidated balance sheet data as of December 31, 1993 through 2001 have been derived from our audited consolidated financial statements not included herein. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

Selected Consolidated Financial Data

	Years Ended December 31,

	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994	1993

	(In Thousands, Except Per Share Data)
Operating Summary
Revenue	$1,844,491	1,764,742	$1,547,994	$1,348,325	$1,328,774	$1,226,100	$1,028,205	$928,799	$894,796	$693,388	$570,379
Gross profit	226,450	224,584	183,616	190,618	179,201	153,092	111,730	110,655	111,963	89,988	50,743
As a percent of revenue	12.3%	12.7%	11.9%	14.1%	13.5%	12.5%	10.9%	11.9%	12.5%	13.0%	8.9%
General and administrative expenses	151,879	146,467	119,282	105,043	94,939	83,834	73,593	71,587	69,610	62,795	47,107
As a percent of revenue	8.2%	8.3%	7.7%	7.8%	7.1%	6.8%	7.2%	7.7%	7.8%	9.1%	8.3%
Income before cumulative effect of change in accounting principle*	60,504	49,279	50,528	55,815	52,916	46,507	27,832	27,348	28,542	19,488	3,492
Net income	60,504	49,279	50,528	55,815	52,916	46,507	27,832	27,348	28,542	19,488	4,492
As a percent of revenue	3.3%	2.8%	3.3%	4.1%	4.0%	3.8%	2.7%	2.9%	3.2%	2.8%	0.8%
Income per share before cumulative effect of change in accounting principle
Basic	$1.51	1.23	$1.27	$1.41	$1.35	$1.17	$0.70	$0.70	$0.73	$0.50	$0.09
Diluted	1.48	1.21	1.24	1.38	1.31	1.13	0.69	0.68	0.72	0.49	0.09
Net income per share:
Basic	$1.51	1.23	$1.27	$1.41	$1.35	$1.17	$0.70	$0.70	$0.73	$0.50	$0.12
Diluted	1.48	1.21	1.24	1.38	1.31	1.13	0.69	0.68	0.72	0.49	0.11
Weighted average shares of common and common stock equivalents outstanding:
Basic	40,175	40,016	39,794	39,584	39,087	39,839	39,596	39,311	38,874	38,826	38,813
Diluted	40,808	40,723	40,711	40,409	40,445	41,009	40,413	40,122	39,711	39,434	39,200

Balance Sheet Summary
Total assets	$1,060,410	983,819	$929,684	$711,142	$679,572	$626,571	$551,809	$473,045	$454,744	$349,098	$319,416
Cash, cash equivalents and marketable securities	201,985	182,694	193,233	100,731	108,077	121,424	72,769	72,230	66,992	48,638	48,810
Working capital	269,947	220,396	248,413	180,051	143,657	142,448	103,910	92,542	77,179	65,537	64,619
Current maturities of long-term debt	8,182	8,640	8,114	1,130	5,985	10,787	12,921	10,186	13,948	10,070	10,060
Long-term debt	126,708	132,380	131,391	63,891	64,853	69,137	58,396	43,602	39,494	17,237	28,585
Stockholders’ equity	504,891	454,869	418,502	377,764	327,732	301,282	257,434	233,605	209,905	182,692	164,338
Book value per share	12.16	11.03	10.19	9.24	8.09	7.26	6.26	5.73	5.22	4.61	4.17
Dividends per share	0.40	0.32	0.32	0.29	0.27	0.20	0.16	0.17	0.13	0.06	0.06
Common shares outstanding	41,528	41,257	41,089	40,882	40,494	41,474	41,100	40,784	40,242	39,650	39,452

Backlog	$1,985,788	$1,856,451	$1,377,172	$1,120,481	$793,256	$901,592	$909,793	$597,876	$590,075	$550,166	$659,738

*	Effective January 1, 1993, we adopted Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

      Our contracts are obtained primarily through competitive bidding in response to advertisements by federal, state and local agencies and private parties and to a lesser extent through negotiation with private parties. Our bidding activity is affected by such factors as backlog, current utilization of equipment and other resources, ability to obtain necessary surety bonds and competitive considerations. Bidding activity, backlog and revenue resulting from the award of new contracts may vary significantly from period to period.

      The two primary economic drivers of our business are (1) federal, state and local public funding levels and (2) the overall health of the economy, both nationally and locally. The level of demand for our services will have a direct correlation to these drivers. For example, a weak economy will generally result in a reduced demand for construction in the private sector. This reduced demand increases competition for fewer private sector projects and will ultimately also increase competition in the public sector as companies migrate from bidding on the scarce private sector work to projects in the public sector. A weak economy also tends to produce less tax revenue to the public sector that can have the effect of decreasing the funds available for spending on infrastructure improvements. There are funding sources that have been specifically earmarked for infrastructure spending, such as gasoline taxes, which are not necessarily directly impacted by a weak economy. However, even these funds can be temporarily at risk as state and local governments struggle to balance their budgets. Greater competition can reduce revenue growth and/or increase pressure on gross profit margins. Conversely, higher public funding and/or a robust economy will increase demand for our services and provide opportunities for revenue growth and margin improvement.

      Our general and administrative costs include salaries and related expenses, incentive compensation, discretionary profit sharing and other variable compensation, as well as other overhead costs to support our overall business. In general, these costs will increase in response to the growth and the related increased complexity of our business. These costs may also vary depending on the number of projects in process in a particular area and the corresponding level of estimating activity. For example, as large projects are completed or if the level of work slows down in a particular area, we will often re-assign employees who had been working on projects to estimating and bidding activities until another project is ready to start, which temporarily moves their salaries and other related costs from cost of revenue to general and administrative expense. Additionally, our compensation strategy for selected management personnel is to rely heavily on a variable cash and restricted stock performance-based incentive element. The cash portion of these incentives is expensed when earned while the restricted stock portion is expensed over the vesting period of the stock (generally five years). Depending on the mix of cash and restricted stock, these incentives can have the effect of increasing general and administrative expenses in a very profitable year and decreasing expenses in less profitable years.

Critical Accounting Estimates

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

      Certain of our accounting policies and estimates require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from construction contracts, accounting for construction joint ventures, the valuation of long-lived assets and insurance estimates. We evaluate all of our estimates and judgments on an on-going basis.

      Revenue Recognition for Construction Contracts: The majority of our contracts with our customers are either “fixed unit price” or “fixed price”. Under fixed unit price contracts, we are committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete poured or cubic yards of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk that we may not be able to perform all the work profitably for the specified contract amount. Our design/build projects are generally fixed price contracts and, primarily as a result of the growth in the design/build business in the last several years, our revenue from design/build contracts has been increasing. All state and federal government contracts and many of our other contracts provide for termination of the contract for the convenience of the party contracting with us, with provisions to pay us for work performed through the date of termination.

      We use the percentage of completion accounting method for construction contracts in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue and earnings on construction contracts, including construction joint ventures, are recognized on the percentage of completion method in the ratio of costs incurred to estimated final costs. Revenue in an amount equal to cost incurred is recognized prior to contracts reaching 25% completion. The related profit is deferred until the period in which such percentage completion is attained. It is our judgment that until a project reaches 25% completion, there is insufficient information to determine what the estimated profit on the project will be with a reasonable level of assurance. Revenue from contract claims is recognized when we have a signed settlement agreement and payment is assured. Revenue from contract change orders is recognized when the owner has agreed to the change order. Provisions are recognized in the statement of income for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue.

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

      The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Our cost estimates use a highly detailed “bottom up” approach and we believe our experience allows us to produce materially reliable estimates. However, our projects can be highly complex and in almost every case the profit margin estimates for a project will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have many projects of varying levels of complexity and size in process at any given time (during 2003 we worked on over 4,000 projects) these changes in estimates typically offset each other without materially impacting our overall profitability. However, large changes in cost estimates, particularly in the bigger, more complex projects in our Heavy Construction Division, can have a more significant effect on profitability.

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

      Construction Joint Ventures: As described in Note 4 to our Consolidated Financial Statements, we participate in various construction joint venture partnerships in order to share expertise, risk and resources for certain highly complex projects. Generally, each construction joint venture is formed to accomplish a specific project, is jointly controlled by the joint venture partners and is dissolved upon completion of the project. We select our joint venture partners based on our analysis of the prospective venturers’ construction and financial capabilities, expertise in the type of work to be performed and past working relationships with us, among other criteria. The joint venture agreements typically provide that our interests in any profits and assets, and our respective share in any losses and liabilities that may result from the performance of the contract are limited to our stated percentage interest in the project.

      The venture’s contract with the project owner typically requires joint and several liability among the joint venture partners. Our agreements with our joint venture partners provide that each party will assume and pay its full proportionate share of any losses resulting from a project; however, if one of our partners was unable to pay its proportionate share we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement.

      Under each joint venture agreement, one partner is designated as the sponsor. The sponsoring partner typically provides all administrative, accounting and most of the project management support for the project and generally receives a fee from the joint venture for these services. We have been designated as the sponsoring partner in certain of our current joint venture projects and are a non-sponsoring partner in others.

      Consistent with industry practice and Emerging Issues Task Force Issue 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures”, we account for our share of the operations of jointly controlled ventures on a pro rata basis in the consolidated statements of income and as a single line item in the consolidated balance sheets. If we were to account for these interests using a one-line item equity method presentation in the consolidated statements of income, revenue and contract costs would be materially lower; however, net income would not change. Alternatively, if we were to account for these interests using full consolidation, assets and liabilities in the consolidated balance sheet would be materially higher and revenue and contract costs in the consolidated statements of income would be materially higher; however, net income would not change.

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

      Additionally, we had approximately $19.1 million in goodwill at December 31, 2003, primarily related to our acquisition of Halmar Builders of New York, Inc. in 2001. We perform goodwill impairment tests on an annual basis and more frequently when events and circumstances occur that indicate a possible impairment of goodwill. In determining whether there is an impairment of goodwill, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using a discounted future cash flow method. We then compare the resulting fair value to the net book value of the reporting unit, including goodwill. If the net book value of a reporting unit exceeds its fair value, we measure the amount of the impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we recognize a goodwill impairment loss. We performed our annual impairment test in 2003 and we determined that no impairment had occurred. The discounted future cash flow method used in the first step of our impairment test involves significant estimates including future cash inflows from estimated revenues, future cash outflows from estimated project cost and general and administrative costs, estimates of timing of collection and payment of various items and future growth rates as well as discount rate and terminal value assumptions. Although we believe the estimates and assumptions that we used in testing for impairment are reasonable and supportable, significant changes in any one of these assumptions could produce a significantly different result.

      Insurance estimates: We carry insurance policies to cover various risks, primarily general liability and workers compensation, under which we are liable to reimburse the insurance company for a portion of each claim paid. The amounts that we are liable for generally range from the first $0.2 million to $1.0 million per occurrence. We accrue for the estimated ultimate liability for incurred losses, both reported and unreported, using actuarial methods based on historic trends modified, if necessary, by recent events. Changes in our loss assumptions caused by changes in actual experience would result in a change in our assessment of the ultimate liability that could have a material effect on our operating results and financial position.

Current Year

Revenue

	Years ended December 31,

	2003		2002		2001

	Amount	Percent	Amount	Percent	Amount	Percent

	(In thousands)
Revenue by Division:
Branch Division	$1,152,726	62.5%	$1,187,812	67.3%	$1,083,726	70.0%
Heavy Construction Division	691,765	37.5%	576,930	32.7%	464,268	30.0%

	$1,844,491	100.0%	$1,764,742	100.0%	$1,547,994	100.0%

Revenue by Geographic Area:
California	$680,597	37.0%	$738,392	41.8%	$715,689	46.2%
West (excluding California)	593,781	32.1%	598,432	33.9%	432,570	27.9%
Midwest	59,911	3.2%	73,612	4.2%	51,861	3.4%
South	345,258	18.8%	251,604	14.3%	260,501	16.8%
Northeast	164,944	8.9%	102,702	5.8%	87,373	5.7%

	$1,844,491	100.0%	$1,764,742	100.0%	$1,547,994	100.0%

Revenue by Market Sector:
Federal agencies	$63,852	3.5%	$56,039	3.2%	$77,143	5.0%
State agencies	722,055	39.1%	692,263	39.2%	631,217	40.8%
Local public agencies	553,146	30.0%	515,071	29.2%	367,226	23.7%

Total public sector	1,339,053	72.6%	1,263,373	71.6%	1,075,586	69.5%

Private sector	252,693	13.7%	273,636	15.5%	282,538	18.3%
Material sales	252,745	13.7%	227,733	12.9%	189,870	12.2%

	$1,844,491	100.0%	$1,764,742	100.0%	$1,547,994	100.0%

      Revenue: Revenue from our Branch Division decreased $35.1 million, or 3.0%, in the year ended December 31, 2003 from the year ended December 31, 2002. Branch Division revenue in 2003 included $199.5 million from our majority-owned Wilder Construction Company (“Wilder”) subsidiary, which was consolidated in our financial statements beginning in May 2002, versus $155.4 million in 2002. The decrease in Branch Division revenue reflects a decrease in construction revenue, primarily in the public sector, partially offset by the increase in Wilder revenue referred to above and an increase in revenue from the sale of construction materials. Many of our Branch Division businesses have been impacted by the effects of a weaker general economy and uncertainty surrounding public funding, particularly in California (see “Outlook”). The increase in revenue from construction materials is due to increases in both unit volume and average sales price of certain products, which we believe reflect an appreciation in the market for the growing scarcity of finite aggregate resources and the results of a strategic focus on maximizing revenue from external sales of materials.

      Revenue from our Heavy Construction Division increased $114.8 million, or 19.9%, in the year ended December 31, 2003 from the year ended December 31, 2002 due primarily to results from a higher backlog at the beginning of 2003. Geographically, this revenue growth came from projects in the South and from our Granite Halmar location in New York.

Backlog

	December 31,

	2003		2002

	Amount	Percent	Amount	Percent

	(In thousands)
Backlog by Division:
Heavy Construction Division	$1,529,398	77.0%	$1,365,695	73.6%
Branch Division	456,390	23.0%	490,756	26.4%

	$1,985,788	100.00%	$1,856,451	100.0%

Backlog by Geographic Area:
California	$259,035	13.1%	$270,220	14.6%
West (excluding California)	317,520	16.1%	452,543	24.4%
Midwest	36,096	1.8%	88,150	4.7%
South	642,534	32.2%	550,622	29.7%
Northeast	730,603	36.8%	494,916	26.6%

	$1,985,788	100.0%	$1,856,451	100.0%

Backlog by Market Sector:
Federal agencies	$105,397	5.3%	$96,469	5.2%
State agencies	747,214	37.6%	749,778	40.4%
Local public agencies	962,255	48.5%	858,313	46.2%

Total public sector	1,814,866	91.4%	1,704,560	91.8%

Private sector	170,922	8.6%	151,891	8.2%

	$1,985,788	100.0%	$1,856,451	100.0%

      Backlog: Backlog in our Heavy Construction Division at December 31, 2003 was $1,529.4 million, an increase of $163.7 million, or 12.0%, from the December 31, 2002 level. The increase took place primarily in the South and at our Granite Halmar location in New York and reflects increases in both public sector and private sector backlog. Additions to HCD backlog in the fourth quarter of 2003 included a $38.8 million interchange project in Florida, a $23.4 million roadway and bridge project in Florida and a $216.7 million transit facility project in New York.

      Branch Division backlog at December 31, 2003 was $456.4 million, a decrease of $34.4 million or 7.0% from the December 31, 2002 level. The decrease was due primarily to lower backlog in the public sector, particularly in California where the continuing budget crisis has had a negative impact on the amount of funding available for infrastructure projects. Branch division awards in the fourth quarter of 2003 include a $25.0 million share of a joint venture highway improvement project in Nevada and a $19.0 million highway reconstruction project in Utah.

Gross Profit

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Total Gross Profit	$226,450	$224,584	$183,616
Percent of Revenue	12.3%	12.7%	11.9%

      Gross Profit: As more fully described under “Critical Accounting Estimates” we recognize revenue only equal to cost, deferring profit recognition, until a project reaches 25% completion. Because we have a large number of projects at various stages of completion in our Branch Division, this policy generally has very little impact on the Branch Division’s gross profit on a quarterly or annual basis. However, HCD has fewer projects in process at any given time and those projects tend to be much larger than Branch Division projects. As a result, HCD gross profit as a percent of revenue can vary significantly in periods where one or several very large projects reach 25% completion and the deferred profit is recognized or conversely, in periods where backlog is growing rapidly and a higher percentage of projects are in their early stages with no associated gross margin recognition.

      Additionally, as we also describe under “Critical Accounting Estimates” we do not recognize revenue from contract claims until we have a signed agreement and payment is assured and we do not recognize revenue from contract change orders until the contract owner has agreed to the change order. However, we do recognize the costs related to any contract claims or pending change orders when they are incurred. As a result, our gross profit as a percent of revenue can vary during periods where a large volume of change orders or contract claims are pending resolution (reducing gross profit percent) or, conversely, during periods where large change orders or contract claims are agreed or settled (increasing gross profit percent). Although this variability can occur in both our Branch Division and HCD, it can be much more pronounced in HCD because of the larger size of their projects.

      Revenue from projects that were less than 25% complete was $107.9 million in 2003 and $99.1 million in 2002. Because the variance between the two years was not significant, the impact on the comparability of gross profit as a percent of revenue between the two years was also not significant. No significant claim revenue was recognized in either 2003 or 2002.

      Gross profit as a percent of revenue in our Branch Division increased slightly in 2003 as compared with 2002. This was due to an increase in the profitability of sales of construction materials, partially offset by lower gross profit margin on the Division’s construction work. Construction gross margins in the Branch Division have been under pressure due to increased competition resulting from reductions in various state and local transportation funding programs; however the margins on the sale of materials have benefited from a higher average sales price.

      Gross profit as a percent of revenue in HCD decreased in 2003 as compared with 2002 due largely to profit forecasts on several projects that were revised downward to give recognition to additional estimated costs to complete for which we either do not expect to receive additional revenue or we have not yet reached agreement with the contract owner for additional revenue.

General and Administrative Expenses

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Salaries and related expenses	$78,832	$72,329	$55,480
Incentive compensation, discretionary profit sharing and other variable compensation	28,309	25,727	22,656
Other general and administrative expenses	44,738	48,411	41,146

Total	$151,879	$146,467	$119,282

Percent of revenue	8.2%	8.3%	7.7%

      General and Administrative Expenses: General and administrative expenses increased by $5.4 million from 2002 to 2003. This increase is primarily attributed to expenses from our Wilder subsidiary and our expansion into Northern California, both of which were first reflected in our costs in May 2002. Excluding the Wilder and Northern California locations added in May of 2002, salaries and related expenses increased by approximately $1.7 million in 2003. Incentive compensation, discretionary profit sharing and other variable compensation increased in 2003 as compared with 2002 due to higher net income in 2003. Other general and administrative costs include information technology, occupancy, office equipment and supplies, depreciation, travel and entertainment, outside services, advertising and marketing, training and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expense.

Operating Income

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Branch Division	$91,860	$100,165	$106,316
Heavy Construction Division	26,246	19,305	(2,761)
Unallocated other corporate expenses	(43,535)	(41,353)	(39,221)

Total	$74,571	$78,117	$64,334

      Operating Income: Our Heavy Construction Division’s contribution to operating income increased in 2003 compared with 2002 due primarily to increased revenue as described in “Revenue” above. Branch Division contribution to operating income decreased in 2003 compared with 2002 due to lower revenue as described in “Revenue” above and higher general and administrative expenses due primarily to expenses from our Wilder subsidiary and our expansion into Northern California, both of which were first reflected in our costs in May 2002. Unallocated other corporate expenses principally comprise corporate general and administrative expenses.

Other Income (Expense)

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Interest income	$6,422	$10,048	$10,806
Interest expense	(8,577)	(9,162)	(8,829)
Gain on sales of property and equipment	4,714	2,128	8,917
Equity in income of affiliates	17,657	3,366	5,289
Other, net	2,738	(1,758)	980

Total	$22,954	$4,622	$17,163

      Other Income (Expense): Included in equity in income of affiliates in 2003 is $18.4 million recognized in the first quarter of 2003 related to the sale of the State Route 91 toll road franchise by the California Private Transportation Corporation (“CPTC”), of which we are a 22.2% limited partner, as well as a gain of approximately $1.9 million recognized on the sale of a portion of our investment in T.I.C. Holdings, Inc. (“TIC”). Interest income decreased in 2003, largely due to the absence of the recognition of deferred interest income on a note receivable from CPTC in 2002 and lower “look back” interest income related to taxes paid on income from construction projects.

Outlook

      While we are encouraged by our performance in 2003, our optimism is guarded about the outlook for the year ahead. Certainly, there are challenges, as well as opportunities, for both divisions. Our short-term challenges are primarily brought on by the fiscal crisis in California and the much-anticipated reauthorization of a new federal highway bill.

      Our Heavy Construction Division continues to grow in terms of revenue and operating income, and we believe the division is poised for another significant increase in operating earnings. We are particularly optimistic about our Granite Halmar business in New York as its performance continues to improve. HCD’s bid list across the country in both transit and rail projects is large, allowing us to selectively bid the work available. On the other hand, we have recently witnessed some projects being delayed as a result of funding uncertainties surrounding the size and timing of a new federal highway bill.

      With respect to the Branch Division, the private sector market continues to be fairly active in many of the areas in which we operate. Strategically, we are working to more aggressively pursue this type of work, particularly site development and housing. The private sector business is also a key driver for our aggregates business. While it is still early in our season, we feel that our materials business will remain relatively strong. In addition, we believe our quality control program and the ability to understand our customers’ issues from a contractor’s viewpoint gives us a unique advantage over some of the pure materials suppliers.

      On the political front in California, Governor Schwarzenegger recently proposed his 2003-2004 mid-year budget changes and his 2004-2005 budget that, if passed in its current form, would dramatically reduce funding for transportation. Although it is unclear what the final outcome will be, there are still strong interests trying to secure additional transportation funding by borrowing against anticipated future revenues, or promoting other alternatives to the Governor’s proposed budget. For example, the state’s nonpartisan legislative analyst is urging lawmakers to reject the proposed funding cut, repeal Proposition 42 and support an additional 6 cents per gallon increase to the gas tax to pay for transportation projects.

      On March 2, 2004 California voters passed Proposition 57, which authorizes the state to issue a bond of up to $15 billion to help deal with its budget deficit. There is some sentiment among both Democrats and Republicans to use as much as $1 billion of the proceeds to repay the General Fund obligations to transportation accounts of which a total of $2.4 billion is owed. Revenues from actual state gas taxes, weight fees and federal funds are not part of the state’s General Fund and are consequently less vulnerable to the state’s budget problem. The California Department of Transportation (“Caltrans”) recently announced that they will be allocating as much as $530 million for transportation projects between late February and June 30, 2004, the end of the 2003-2004 fiscal year. Over the last several months, Caltrans withheld allocations for new projects due to cash flow concerns. As a result of higher than anticipated federal funds and legislation that adjusted truck weight fees, these concerns have eased and, according to Caltrans representatives, approximately $1.8 billion will be available for transportation-related projects during their fiscal year 2004-2005. While we are encouraged by this information, it still too early to predict to what extent, if any, these allocations will have on the Branch Division this year.

      In late February, the House and Senate passed legislation to extend the federal highway and transit programs through April 30th, giving Congress more time to finish work on a six-year bill that would replace the previous legislation, the Transportation Equity Act for the 21st Century (“TEA-21”). Certainly, our long-term outlook for new projects will be positively affected if an adequate federal highway bill is passed. The combination of a Senate bill passed on February 13th for $318 billion and a $375 billion bill proposed in the

House of Representatives provides evidence that Congress will pass such a bill. There appears to be strong sentiment in both houses and on both sides of the aisle to see funding levels for transportation significantly higher than the $256 billion proposed by the Bush administration. However, President Bush’s administration has indicated that he will veto any bill that exceeds $256 billion and has been steadfast against any increase in the federal gas tax as a mechanism to increase funding levels. The administration’s proposal amounts to a 20% increase over the TEA-21 amount, while the Senate version would provide a 40% increase over the prior bill.

      Going forward, we remain focused on the successful execution of our backlog. We believe that our employees, our unique business model and financial strength will enable us to successfully navigate through uncertain times. We remain very encouraged about the short- and long-term prospects for HCD and our Branches despite the current challenging environment in California. We are confident that the on-going need to maintain and replace our nation’s infrastructure will provide us with opportunities to continue to grow our business.

Prior Years

      Revenue: Total Company Revenue for the year ended December 31, 2002 increased over the year ended December 31, 2001 by $216.7 million, or 14.0%. Branch Division revenue in 2002 increased by $104.1 million, or 9.6%, and included $155.4 million of revenue from our newly consolidated majority owned Wilder Construction Company (“Wilder”) subsidiary and $51.4 million of revenue from the businesses acquired from Robinson Construction Company and Parnum Paving, Inc. (“Robinson” and “Parnum”) (see Note 16 to the Consolidated Financial Statements). Excluding the Wilder, Robinson and Parnum revenue, Branch Division Revenue for 2002 decreased compared with 2001 by $102.7 million, or 9.5%. Revenue was lower in many of our Branch Division’s locations in 2002 compared to 2001, with the most significant decreases in Utah and California (excluding Parnum and Robinson) and decreases were experienced in both public and private sector revenue. We believe the decreases were attributable to a general slowdown in private development projects and the related increased competitiveness in bidding for public sector projects due to a weak economic climate as well as a lower level of funding available for public sector projects in many of our locations.

      Revenue from our Heavy Construction Division increased $112.7 million, or 24.3%, in the year ended December 31, 2002 over the year ended December 31, 2001. Included in HCD revenue in 2002 was $102.3 million of revenue from our new Granite Halmar location in New York. The Granite Halmar business was acquired on July 1, 2001 and made its first revenue contribution in the third quarter of 2001. In addition to the impact of having our New York location for a full year in 2002 versus six months in 2001, the increased HCD revenue in 2002 reflects larger volume from higher backlog at the beginning of 2002.

      Revenue from the sale of materials in 2002 included $24.9 million from Wilder and the businesses acquired from Parnum and Robinson. Excluding this revenue, our revenue from the sale of materials increased $13.0 million, or 6.8%, in 2002 as compared with 2001, due to the combined factors of higher unit selling prices and slightly higher volume in many of our locations.

      Backlog: Our backlog at December 31, 2002 of $1,856.5 million was $479.3 million, or 34.8% higher than our backlog at December 31, 2001. Our 2002 backlog included $95.2 million of backlog in our Branch Division from our newly consolidated Wilder subsidiary and the businesses acquired from Parnum and Robinson. The increased Branch Division backlog reflected higher backlog from public sector projects due primarily to its 35.0% share of a $170.7 million design/build railroad project in Nevada that is shared between our Branch Division and HCD as well as the contributions from Wilder and the businesses acquired from Parnum and Robinson. The increased backlog of public sector projects in our Branch Division at December 31, 2002 was partially offset by a $29.7 million, or 31.5%, decrease in Branch Division private sector backlog from December 31, 2001, which we believe was attributable to the impact of a slowdown in private development projects due to a relatively weak economic climate

      Heavy Construction Division backlog increased 35.3% from $1,009.5 million at December 31, 2001 to $1,365.7 million at December 31, 2002. The increase was largely due to higher backlog at our Granite Halmar location in New York and also reflected the high number of large, complex projects, including design/build projects that were available to bid nationwide in 2002. HCD’s awards in the fourth quarter of 2002 included three new projects for its Granite Halmar location in New York: a $162.0 million New York City transit project; a $66.2 million Amtrak project; and a $36.2 million portion of a $90.6 million subway reconstruction project joint venture.

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

      General and Administrative Expenses: Salaries and related expenses increased in the year ended December 31, 2002 over 2001 due to increased staffing to support our current and expected growth, including approximately $7.7 million in costs associated with the consolidation of Wilder and our geographic expansion into Northern California and approximately $3.0 million resulting from the inclusion of the Granite Halmar location in New York for the entire year in 2002 versus only six months in 2001. Additionally, salaries and related expenses increased in certain locations due to certain personnel normally charged to job cost being temporarily reassigned to general and administrative cost to bid new work while awaiting reassignment to another project. Incentive compensation increased in 2002 primarily due to higher operating income in our Heavy Construction Division and the inclusion of Wilder in the 2002 amount. Increases in other general and administrative expenses primarily resulted from costs associated with our continued growth, including costs associated with our expansion into Northern California and New York as well as the inclusion of costs from the newly consolidated Wilder subsidiary. Other general and administrative costs include information technology, occupancy, office equipment and supplies, depreciation, travel and entertainment, outside services, advertising and marketing, training and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expense.

      Operating Income: Our Heavy Construction Division’s contribution to operating income increased in 2002 compared to 2001 due primarily to increased volume at a higher profit margin as described in “Revenue” and “Gross Profit” above. Branch Division operating income in 2002 included approximately $5.0 million from our newly consolidated Wilder subsidiary and our expansion into Northern California and was lower in 2002 compared to 2001 primarily because of lower revenue and gross profit margins as described in “Revenue” and “Gross Profit” above. Unallocated other corporate expenses principally comprises corporate general and administrative expenses.

      Other Income(Expense): Other income decreased by $12.5 million to $4.6 million in 2002 compared with 2001. The decrease was due primarily to the absence of $5.1 million recognized on the sale of excess and developed property in 2001, lower gains on the sale of equipment and the impact of discontinuing recording the results of T.I.C. Holdings, Inc. (“TIC”) and Wilder in other income under the equity method of accounting during the second quarter of 2002 (see Notes 5 and 16 to the Consolidated Financial Statements). Additionally, our interest income was negatively impacted by lower interest rates on our investments in 2002 offset by the recognition of deferred interest income on a note receivable from the California Private Transportation Company, LP when collectibility became assured in the fourth quarter of 2002 and recognition of “look back” interest income related to taxes paid in previous years on income from certain construction projects.

      Provision for Income Taxes: Our effective tax rate decreased to 36.2% in 2002 from 38.0% in 2001 due to the combined factors of higher percentage depletion deductions related to quarry properties and higher tax credits.

Liquidity and Capital Resources

	December 31,

	2003	2002	2001

	(In thousands)
Cash and cash equivalents	$69,919	$52,032	$125,174
Net cash provided (used) by:
Operating activities	77,589	104,045	124,631
Investing activities	(33,039)	(134,110)	(97,123)
Financing activities	(26,663)	(43,077)	39,907
Capital expenditures	62,805	57,415	65,265
Working capital	269,947	220,396	248,413

      Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. We expect the principal use of funds for the foreseeable future will be for capital expenditures, working capital, debt service, acquisitions and other investments. We have budgeted $58.0 million for capital expenditures in 2004, which includes amounts for construction equipment, aggregate and asphalt plants, buildings, leasehold improvements and the purchase of land and aggregate reserves.

      Our cash and cash equivalents and short-term and long-term marketable securities totaled $202.0 million at December 31, 2003. We believe that our current cash and cash equivalents, short-term investments, cash generated from operations and amounts available under our existing credit facilities will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations through the next 12 months and beyond. If we experience a significant change in our business such as the execution of a significant acquisition, we would likely need to acquire additional sources of financing.

      Cash provided by operating activities of $77.6 million for the year ended December 31, 2003 represents a $26.5 million decrease from the amount provided by operating activities in 2002. This decrease is primarily due to the combined factors of higher growth in accounts receivable (partially offset by higher growth in accounts payable) and growth in our equity in construction joint ventures as well as cash of approximately $9.3 million used to purchase and develop properties held for sale. The growth in accounts receivable and accounts payable was due to higher revenue — particularly in the fourth quarter. The increase in our equity in construction joint ventures in 2003 was due to both an increase in the number of projects we are performing in joint venture and the progress on joint venture projects that were newly awarded in late 2002.

      Cash used by investing activities of $33.0 million in 2003 represents a $101.1 million decrease from the amount used in investing activities in 2002. The decrease was largely due to cash received from the sale of the State Route 91 toll road franchise by CPTC, the absence of cash expended for acquisitions of businesses in 2003 and lower net purchases of marketable securities.

      Cash used by financing activities was $26.7 million in 2003, a decrease of $16.4 million from 2002. The decrease was mainly due to lower net repayments of long-term debt by our Wilder subsidiary and the absence of cash expended to repurchase our common stock in 2003, partially offset by increased cash dividends paid to stockholders and the absence of proceeds from the exercise of warrants in 2003.

      The following table summarizes our significant contractual obligations outstanding as of December 31, 2003 (in thousands):

Contractual obligations

	Payments due by period

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long term debt(1)	$134,890	$8,182	$35,551	$35,417	$55,740
Operating leases(2)	28,622	5,784	8,587	4,560	9,691
Purchase obligations under construction contracts(3)	1,170,725	694,089	425,952	46,301	4,383
Other purchase obligations(4)	3,123	3,123	—	—	—
Deferred compensation obligations(5)	16,960	299	2,649	5,409	8,603
Wilder stock repurchase obligation(6)	24,942	481	2,634	1,782	20,045

Total	$1,379,262	$711,958	$475,373	$93,469	$98,462

(1)	See Note 9 of the Notes to our Consolidated Financial Statements.

(2)	See Note 14 of the Notes to our Consolidated Financial Statements.

(3)	These obligations represent our best estimate of future purchases of materials and subcontract services related to our current contract backlog.

(4)	These obligations represent firm purchase commitments for equipment and other goods and services not connected with our construction backlog which are individually greater than $10 thousand and have an expected purchase after February 29, 2004.

(5)	The years of expected payment of deferred compensation are based on estimates and are subject to change.

(6)	See Note 14 of the Notes to our Consolidated Financial Statements. The years of expected payment for redemptions are based on estimates and are subject to change.

      In 2002, our Board of Directors authorized us to repurchase up to $25.0 million of our common stock of which $22.8 million remained at December 31, 2003. In addition, we are authorized to purchase shares for contribution to our Employee Stock Ownership Plan (“ESOP”). In February 2004, 85,600 shares were repurchased for a total purchase price of $2.0 million and were contributed to the ESOP.

      We had standby letters of credit totaling approximately $1.4 million outstanding at December 31, 2003, all of which expire during 2004. Additionally, we generally are required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At December 31, 2003, approximately $1.9 billion of our backlog was bonded and performance bonds totaling approximately $5.9 billion were outstanding. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds when each contract is accepted by the owner. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

      As described under “Critical Accounting Estimates” above, we participate in various construction joint venture partnerships. Under the joint ventures’ contracts with the project owners each of the partners are joint and severally liable for performance under the contracts. Although our agreements with our joint venture partners provide that each party will assume and pay its full proportionate share of any losses resulting from a project, if one of our partners was unable to pay its proportionate share we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. At December 31, 2003 approximately $550 million of work representing either our partners’ proportionate share or work that our partners’ are directly responsible for, had yet to be completed. We have never incurred a loss under these joint and several liability provisions, however it is possible that we could in the future and such a loss could be significant.

      In addition to our working capital and cash generated from operations, we currently have access to funds under a $100.0 million bank revolving line of credit, which allows for unsecured borrowings for up to three years through June 27, 2006, with interest rate options. Outstanding borrowings under the revolving line of credit are at our choice of selected LIBOR rates plus margin that is recalculated quarterly. The margin was 1.25% at December 31, 2003. The unused and available portion of this line of credit was $98.8 million at December 31, 2003. Additionally, our Wilder subsidiary has a bank revolving line of credit of $10.0 million that expires in June 2005. There were no amounts outstanding under the Wilder line of credit at December 31, 2003.

      Restrictive covenants under the terms of our debt agreements require the maintenance of certain financial ratios and the maintenance of tangible net worth (as defined) of approximately $378.0 million. We were in compliance with these covenants at December 31, 2003. Additionally, our Wilder subsidiary has restrictive covenants (on a Wilder stand-alone basis) under the terms of its debt agreements that include the maintenance of certain ratios of working capital, liabilities to net worth and tangible net worth and restricts Wilder capital expenditures in excess of specified limits. Wilder was in compliance with these covenants at December 31, 2003. Failure to comply with these covenants could cause the amounts due under the debt agreements to become currently payable.

Recent Accounting Pronouncements

      See Note 1 to the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and effects on our financial position, results of operations and cash flows.

Quarterly Results

      The following table sets forth selected unaudited financial information for the eight quarters in the period ended December 31, 2003. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.

QUARTERLY FINANCIAL DATA

(Unaudited — In thousands, except per share data)

2003 Quarters Ended	Dec. 31	Sept. 30	June 30	March 31

Revenue	$492,726	$580,200	$469,405	$302,160
Gross profit	58,191	82,059	53,183	33,017
As a percent of revenue	11.8%	14.1%	11.3%	10.9%
Net income	13,858	25,834	10,794	10,018
As a percent of revenue	2.8%	4.5%	2.3%	3.3%
Net income per share:
Basic	$0.34	$0.64	$0.27	$0.25
Diluted	$0.34	$0.63	$0.26	$0.25
Dividends per share	$0.10	$0.10	$0.10	$0.10
Market price
High	$24.25	$21.54	$20.43	$17.05
Low	$18.66	$16.95	$15.67	$13.56

2002 Quarters Ended	Dec. 31	Sept. 30	June 30	March 31

Revenue	$452,859	$583,728	$459,010	$269,145
Gross profit	56,592	77,221	63,859	26,912
As a percent of revenue	12.5%	13.2%	13.9%	10.0%
Net income (loss)	11,295	23,069	16,558	(1,643)
As a percent of revenue	2.5%	4.0%	3.6%	-0.6%
Net income (loss) per share:
Basic	$0.28	$0.57	$0.41	$(0.04)
Diluted	$0.28	$0.57	$0.41	$(0.04)
Dividends per share	$0.08	$0.08	$0.08	$0.08
Market price
High	$17.95	$25.10	$25.71	$25.25
Low	$13.64	$15.83	$21.91	$20.24

Net income (loss) per share calculations are based on the weighted average common shares outstanding for each period presented. Accordingly, the sum of the quarterly net income (loss) per share amounts may not equal the per share amount reported for the year.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to financial market risks due largely to changes in interest rates, which we have managed primarily by managing the maturities in our investment portfolio. We currently do not transact business in foreign currencies.

      The fair value of our short-term held-to-maturity investment portfolio and related income would not be significantly impacted by changes in interest rates since the investment maturities are short and the interest rates are primarily fixed. The fair value of our long-term held-to-maturity investment portfolio may be impacted by changes in interest rates. Our mutual fund portfolio of $13.9 million is exposed to equity price risks.

      We had senior notes payable of $46.7 million at December 31, 2003 which carry a fixed interest rate of 6.54% per annum with principal payments due in nine equal annual installments that began in 2002 and senior notes payable of $75.0 million at December 31, 2003 which carry a fixed interest rate of 6.96% per annum with principal payments due in nine equal annual installments beginning in 2005.

      In February 2003, we entered into two interest rate swap agreements in order to gain access to the lower borrowing rates normally available on floating-rate debt, while avoiding the prepayment and other costs that would be associated with refinancing our long-term fixed-rate debt. The swaps purchased have a combined notional amount of $50 million, a thirty-month term with six-month settlement periods and provide for us to pay variable interest at LIBOR plus set rate spreads and receive fixed interest of between 6.54% and 6.96%. The notional amount does not quantify risk or represent assets or liabilities, but rather, is used in the determination of cash settlement under the swap agreement. As a result of purchasing these swaps, we are exposed to credit losses from any counter-party non-performance; however, we do not anticipate any such losses from these agreements, which are with a major financial institution. The agreements will also expose us to interest rate risk should LIBOR rise during the term of the agreements. These swap agreements are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Under the provisions of SFAS 133, we initially recorded the interest rate swaps at fair value, and subsequently recorded any changes in fair value in other income, net. Fair value is determined based on quoted market prices, which reflect the difference between estimated future variable-rate payments and future fixed-rate receipts.

      The table below presents principal amounts and related weighted average interest rates by year for our cash and cash equivalents, held-to-maturity investments and significant debt obligations (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total

Assets
Cash, cash equivalents and held-to-maturity investments	$146,779	$36,684	$4,416	$97	—	—	$187,976
Weighted average interest rate	1.24%	2.58%	3.00%	3.08%	—	—	1.54%
Liabilities
Fixed rate debt
Senior notes payable	$6,667	$15,000	$15,000	$15,000	$15,000	$55,000	$121,667
Weighted average interest rate	6.54%	6.77%	6.77%	6.77%	6.77%	6.86%	6.80%

      The estimated fair value of our cash, cash equivalents and short-term held-to-maturity investments approximate the principal amounts reflected above based on the generally short maturities of these financial instruments. The estimated fair value of our long-term held-to-maturity investments approximates the principal amounts above due to the relatively minor change in interest rates since their date of purchase. Rates currently available to us for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. Based on the lower fixed borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of the senior notes payable was approximately $129.1 million as of December 31, 2003 and $137.3 million as of December 31, 2002.

Item 8.	Consolidated Financial Statements and Supplementary Data

      The following consolidated financial statements of the Registrant and auditor’s report are included in Item 8 and appear following Item 15:

Report of Independent Auditors

Consolidated Balance Sheets — At December 31, 2003 and 2002

Consolidated Statements of Income — Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows — Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

      Additionally, a two-year Summary of Quarterly Results (unaudited) is included in Item 7 under “Quarterly Results.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      We carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

      During our last fiscal quarter, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART III

      Certain information required by Part III is omitted from this Report. We will file our definitive proxy statement for our annual meeting of stockholders to be held on May 24, 2004 (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant

      For information regarding our Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, we direct you to the sections entitled “Election Of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” respectively, in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on May 24, 2004. This information is incorporated herein by reference. Information regarding our Executive Officers is contained in the section entitled “Executive Officers of the Registrant,” in Part I of this Report.

Item 11.	Executive Compensation

      For information regarding our Executive Compensation, we direct you to the section captioned “Executive Compensation And Other Matters” in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on May 24, 2004. This information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      This information is located in the section captioned “Stock Ownership Of Certain Beneficial Owners And Management And Equity Compensation Plan Information,” which will appear in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on May 24, 2004. This information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      You will find this information in the section captioned “Certain Relationships And Related Transactions,” which will appear in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on May 24, 2004. This information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      You will find this information in the section captioned “Principal Accountant Fees And Services,” which will appear in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on May 24, 2004. This information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      The following documents are filed as part of this Report:

(a) 1.	Financial Statements. The following consolidated financial statements are filed as part of this Report:

Form 10-K
Pages

Report of Independent Auditors	F-1
Consolidated Balance Sheets at December 31, 2003 and 2002	F-2
Consolidated Statements of Income for the Years Ended
December 31, 2003, 2002 and 2001	F-3
Consolidated Statements of Stockholders’ Equity for the
Years Ended December 31, 2003, 2002 and 2001	F-4
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2003, 2002 and 2001	F-5
Notes to the Consolidated Financial Statements	F-6 to F-23

2.	Financial Statement Schedules. The following financial statement schedule of Granite Construction Incorporated for the years ended December 31, 2003, 2002 and 2001 is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Granite Construction Incorporated.

Form 10-K
Schedule	Pages

Schedule II — Schedule of Valuation and Qualifying Accounts	S-1

Schedules not listed above have been omitted because the required information is not applicable or is shown in the financial statements or notes.

3.	Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

(b)	Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the fourth quarter of fiscal year 2003.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and the Stockholders

of Granite Construction Incorporated:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Granite Construction Incorporated and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 11, 2004

Granite Construction Incorporated

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except
	share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$69,919	$52,032
Short-term marketable securities	90,869	96,900
Accounts receivable, net	288,210	265,896
Costs and estimated earnings in excess of billings	31,189	42,966
Inventories	29,878	29,984
Deferred income taxes	22,421	23,056
Equity in construction joint ventures	42,250	24,329
Other current assets	43,915	12,732

Total current assets	618,651	547,895

Property and equipment, net	344,734	347,963

Long-term marketable securities	41,197	33,762

Investments in affiliates	18,295	18,970

Other assets	37,533	35,229

	$1,060,410	$983,819

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt	$8,182	$8,640
Accounts payable	135,468	118,813
Billings in excess of costs and estimated earnings	99,337	105,725
Accrued expenses and other current liabilities	105,717	94,321

Total current liabilities	348,704	327,499

Long-term debt	126,708	132,380

Other long-term liabilities	24,938	13,742

Deferred income taxes	44,297	40,011

Commitments and contingencies
Minority interest in consolidated subsidiaries	10,872	15,318

Stockholders’ equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 41,528,317 shares in 2003 and 41,257,015 in 2002	415	413
Additional paid-in capital	73,651	69,390
Retained earnings	442,272	398,383
Accumulated other comprehensive income (loss)	76	(1,402)

	516,414	466,784
Unearned compensation	(11,523)	(11,915)

	504,891	454,869

	$1,060,410	$983,819

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Revenue:
Construction	$1,591,746	$1,537,009	$1,358,124
Material sales	252,745	227,733	189,870

Total revenue	1,844,491	1,764,742	1,547,994

Cost of revenue:
Construction	1,413,538	1,351,570	1,209,968
Material sales	204,503	188,588	154,410

Total cost of revenue	1,618,041	1,540,158	1,364,378

Gross Profit	226,450	224,584	183,616
General and administrative expenses	151,879	146,467	119,282

Operating income	74,571	78,117	64,334

Other income (expense):
Interest income	6,422	10,048	10,806
Interest expense	(8,577)	(9,162)	(8,829)
Gain on sales of property and equipment	4,714	2,128	8,917
Equity in income of affiliates	17,657	3,366	5,289
Other, net	2,738	(1,758)	980

	22,954	4,622	17,163

Income before provision for income taxes and minority interest	97,525	82,739	81,497
Provision for income taxes	35,304	29,951	30,969

Income before minority interest	62,221	52,788	50,528
Minority interest in consolidated subsidiaries	(1,717)	(3,509)	—

Net income	$60,504	$49,279	$50,528

Net income per share
Basic	$1.51	$1.23	$1.27
Diluted	$1.48	$1.21	$1.24
Weighted average shares of common stock
Basic	40,175	40,016	39,794
Diluted	40,808	40,723	40,711
Dividends per share	$0.40	$0.32	$0.32

The accompanying notes are an integral part of these consolidated financial statements

GRANITE CONSTRUCTION INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Unearned
Years Ended December 31, 2001, 2002 and 2003	Stock	Capital	Earnings	Income (loss)	Compensation	Total

	(In thousands, except share data)
Balances, December 31, 2000	$409	$56,381	$330,172	—	$(9,198)	$377,764
Comprehensive income:
Net income	—	—	50,528	—	—	—
Other comprehensive income:
Changes in net unrealized losses on investments	—	—	—	$(440)	—	—
Total comprehensive income	—	—	—	—	—	50,088
Restricted stock issued — 291,797 shares, net	2	7,168	—	—	(7,170)	—
Amortized restricted stock	—	—	—	—	4,973	4,973
Repurchase of common stock — 84,218 shares	—	(2,455)	—	—	—	(2,455)
Cash dividends on common stock	—	—	(13,154)	—	—	(13,154)
Tax benefit from restricted stock and other	—	1,286	—	—	—	1,286

Balances, December 31, 2001	411	62,380	367,546	(440)	(11,395)	418,502
Comprehensive income:
Net income	—	—	49,279	—	—	—
Other comprehensive income:
Changes in net unrealized losses on investments	—	—	—	(962)	—	—
Total comprehensive income	—	—	—	—	—	48,317
Restricted stock issued — 270,057 shares, net	3	6,141	—	—	(6,318)	(174)
Amortized restricted stock	—	—	—	—	5,798	5,798
Repurchase of common stock — 624,531 shares	(6)	(6,525)	(5,224)	—	—	(11,755)
Cash dividends on common stock	—	—	(13,218)	—	—	(13,218)
Common stock contributed to ESOP — 191,800 shares	2	3,987	—	—	—	3,989
Warrants exercised — 322,950 shares	3	2,875	—	—	—	2,878
Stock options exercised and other — 7,252 shares	—	532	—	—	—	532

Balances, December 31, 2002	413	69,390	398,383	(1,402)	(11,915)	454,869
Comprehensive income:
Net income	—	—	60,504	—	—	—
Other comprehensive income:
Changes in net unrealized gains on investments	—	—	—	1,478	—	—
Total comprehensive income	—	—	—	—	—	61,982
Restricted stock issued — 349,090 shares, net	4	5,202	—	—	(5,559)	(353)
Amortized restricted stock	—	—	—	—	5,951	5,951
Repurchase of common stock — 82,695 shares	(2)	(1,314)	—	—	—	(1,316)
Cash dividends on common stock	—	—	(16,615)	—	—	(16,615)
Stock options exercised and other — 4,907 shares	—	373	—	—	—	373

Balances, December 31, 2003	$415	$73,651	$442,272	$76	$(11,523)	$504,891

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Operating Activities
Net income	$60,504	$49,279	$50,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	65,693	58,668	50,017
Gain on sales of property and equipment	(4,714)	(2,128)	(8,917)
Change in deferred income taxes	4,089	(3,311)	5,665
Amortization of unearned compensation	5,951	5,798	4,973
Common stock contributed to ESOP	—	3,989	—
Change in minority interest	1,717	3,509	—
Equity in income of affiliates	(17,657)	(3,366)	(5,289)
Gain on sale of investment	(1,853)	—	—
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(22,314)	21,882	(10,973)
Inventories	106	(1,352)	(2,999)
Equity in construction joint ventures	(17,921)	(1,256)	2,078
Other assets	(29,708)	(616)	1,929
Accounts payable	16,655	(23,113)	(4,773)
Billings in excess of costs and estimated earnings, net	5,389	(6,204)	37,432
Accrued expenses and other liabilities	11,652	2,266	4,960

Net cash provided by operating activities	77,589	104,045	124,631

Investing Activities
Purchases of marketable securities	(190,957)	(494,633)	(139,092)
Maturities of marketable securities	191,863	430,549	113,295
Additions to property and equipment	(62,805)	(57,415)	(65,265)
Proceeds from sales of property and equipment	8,498	6,029	14,790
Proceeds from sales of equity investment	6,033	13,051	—
Distributions from (investment in) affiliates, net	14,152	2,447	(7,753)
Acquisition of businesses, net of cash received	—	(36,034)	(11,400)
Other investing activities	177	1,896	(1,698)

Net cash used by investing activities	(33,039)	(134,110)	(97,123)

Financing Activities
Proceeds from long-term debt	20,480	5,547	103,000
Repayments of long-term debt	(31,511)	(25,195)	(48,048)
Stock options exercised	43	75	—
Repurchase of common stock	(1,316)	(11,755)	(2,455)
Dividends paid	(15,763)	(13,197)	(12,590)
Proceeds from exercise of warrants	—	2,878	—
Other financing activities	1,404	(1,430)	—

Net cash provided (used) by financing activities	(26,663)	(43,077)	39,907

Increase (decrease) in cash and cash equivalents	17,887	(73,142)	67,415
Cash and cash equivalents at beginning of year	52,032	125,174	57,759

Cash and cash equivalents at end of year	$69,919	$52,032	$125,174

Supplementary Information
Cash paid during the period for:
Interest	$8,935	$9,604	$6,709
Income taxes	30,096	28,599	25,071
Non-cash investing and financing activity:
Restricted stock issued for services, net	$5,206	$6,144	$6,582
Dividends accrued but not paid	4,153	3,301	3,289
Financed acquisition of assets	4,004	—	—
Subsidiary preferred stock exchanged for subsidiary common stock	—	3,299	—
Subsidiary notes payable issued in exchange for redemption of subsidiary common stock	897	1,868	—

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

      Description of Business: Granite Construction Incorporated is a heavy civil contractor engaged in the construction of highways, dams, airports, mass transit facilities, real estate site development and other infrastructure related projects with offices in California, Washington, Oregon, Alaska, Texas, Nevada, Arizona, Utah, New York and Florida. Unless otherwise indicated, the terms “we,” “us,” “our,” and “Granite” refer to Granite Construction Incorporated and its consolidated subsidiaries.

      Principles of Consolidation: The consolidated financial statements include the accounts of Granite Construction Incorporated and its wholly owned and majority owned subsidiaries. All inter-company transactions and accounts have been eliminated. We use the equity method of accounting for affiliated companies where we have the ability to exercise significant influence, but not control. Additionally, we participate in joint ventures with other construction companies. We account for our share of the operations of jointly controlled ventures on a pro rata basis in the consolidated statements of income and as a single line item in the consolidated balance sheets in accordance with Emerging Issues Task Force Issue 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures.”

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

      Revenue Recognition: The majority of our contracts with our customers are either “fixed unit price” or “fixed price”. Under fixed unit price contracts, we are committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete poured or cubic yard of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk that we may not be able to perform all the work profitably for the specified contract amount. Our design/build projects are generally fixed price contracts and, primarily as a result of the growth in the design/build business in the last several years, our number of design/build contracts has been increasing. All state and federal government contracts and many of our other contracts provide for termination of the contract for the convenience of the party contracting with us, with provisions to pay us for work performed through the date of termination.

      We use the percentage of completion accounting method for construction contracts in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue and earnings on construction contracts, including construction joint ventures, are recognized on the percentage of completion method in the ratio of costs incurred to estimated final costs. Revenue in an amount equal to cost incurred is recognized prior to contracts reaching 25% completion. The related profit is deferred until the period in which such percentage completion is attained. It is our judgment that until a project reaches 25% completion, there is insufficient information to determine with a reasonable level of assurance what the estimated profit on the project will be. Revenue from contract claims is recognized when we have a signed agreement and payment is assured. Revenue from contract change orders is recognized when the owner has agreed to the change order. Provisions are recognized in the statement of income for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Balance Sheet Classifications: We include in current assets and liabilities amounts receivable and payable under construction contracts that may extend beyond one year. Additionally, we include the cost of property purchased for development and sale in current assets. A one-year time period is used as the basis for classifying all other current assets and liabilities.

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

      Concentrations: We maintain the majority of cash balances and all of our marketable securities with several financial institutions. We invest with high credit quality financial institutions and, by policy, limit the amount of credit exposure to any financial institution. A significant portion of our labor force is subject to collective bargaining agreements. Collective bargaining agreements covering approximately 11.0% of our labor force at December 31, 2003 will expire during 2004.

      Revenue earned by both the Branch Division and the Heavy Construction Division from federal, state and local government agencies amounted to $1,339.1 million (72.6%) in 2003, $1,263.4 million (71.6%) in 2002 and $1,075.6 million (69.5%) in 2001. California Department of Transportation represented $166.5 million (9.0%) in 2003, $209.6 million (11.9%) in 2002 and $223.9 million (14.4%) in 2001 of total revenue. At December 31, 2003 and 2002, we had significant amounts receivable from these agencies. We perform ongoing credit evaluations of our customers and generally do not require collateral, although the law provides us the ability to file mechanics’ liens on real property improved for private customers in the event of non-payment by such customers. We maintain reserves for potential credit losses and such losses have been within management’s expectations. We have no foreign operations.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Inventories: Inventories consist primarily of quarry products valued at the lower of average cost or market.

      Property and Equipment: Property and equipment are stated at cost. Depreciation for construction equipment is primarily provided using accelerated methods over lives ranging from three to ten years and the straight-line method over lives from three to twenty years for the remaining depreciable assets. We believe that accelerated methods best approximate the service provided by the construction equipment. Depletion of quarry property is based on the usage of depletable reserves. The cost and accumulated depreciation or depletion of property sold or retired is removed from the accounts and gains or losses, if any, are reflected in earnings for the period. We capitalized interest costs related to certain self-constructed assets of $823,000 in 2003, $218,000 in 2002 and $67,000 in 2001. Maintenance and repairs are charged to operations as incurred.

      Long-Lived Assets: Long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recorded when the asset’s carrying value exceeds its estimated undiscounted future cash flows.

      We frequently sell property and equipment that has reached the end of its useful life or no longer meets our needs, including depleted quarry property. Such property is held in property and equipment until sold.

      We perform goodwill impairment tests annually during our fourth quarter and more frequently when events and circumstances occur that indicate a possible impairment of goodwill. In determining whether there is an impairment of goodwill, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using a discounted future cash flow method. We then compare the resulting fair value to the net book value of the reporting unit, including goodwill. If the net book value of a reporting unit exceeds its fair value, we measure the amount of the impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we recognize a goodwill impairment loss. We performed our annual impairment test in 2003 and we determined that no impairment had occurred.

      Other intangible assets include covenants not to compete, permits, trade name and acquired contract value, which are being amortized on a straight-line basis over terms from two to fifteen years. We also have purchased lease rights for quarry property that are depleted based on the usage of depletable reserves.

      Warranties: Many of our construction contracts contain warranty provisions covering defects in equipment, materials, design or workmanship that generally run from six months to one year after our customer accepts the project. Because of the nature of our projects, including contract owner inspections of the work both during construction and prior to acceptance, we have not experienced material warranty costs for these short-term warranties and therefore, do not believe an accrual for these costs is necessary. Certain construction contracts carry longer warranty periods, ranging from two to ten years for which we have accrued an estimate of warranty cost. However, these accrued costs were not material at December 31, 2003.

      Accrued Insurance Costs: We carry insurance policies to cover various risks, primarily general liability and workers compensation, under which we are liable to reimburse the insurance company for a portion of each claim paid. The amounts that we are liable for generally range from the first $0.2 to $1.0 million per occurrence. We accrue for the estimated ultimate liability for incurred losses, both reported and unreported, using actuarial methods based on historic trends modified, if necessary, by recent events.

      Stock Option Compensation: As more fully described in Note 11, we maintain an Equity Incentive Plan that allows for the grant of incentive and nonqualified stock options to employees and our Board of Directors. We account for options granted under this plan under the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred and was effective January 1, 2003. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit by the company. The adoption of SFAS 146 had no effect on our financial position, results of operations, or cash flows.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor make certain disclosures in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 supercedes FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”. The disclosure provisions of FIN 45 were effective for financial statements of both interim and annual periods that ended after December 15, 2002 and the initial recognition and measurement provisions were effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the prospective measurement provisions of this statement did not have a material effect on our financial position, results of operations or cash flows.

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires a variable interest entity (VIE) to be consolidated by a company that is considered to be the primary beneficiary of that VIE. In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIN 46 implementation issues. The effective dates and impact of FIN 46-R for our consolidated financial statements are as follows:

1) Special purpose entities (“SPEs”) created prior to February 1, 2003: We must apply the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. We have completed our assessment and determined that we have no SPEs.

2) Non-SPEs created prior to February 1, 2003: We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. As is common to the industry, we have executed contracts jointly with third parties through partnerships and joint ventures. In general, we account for these investments in accordance with Emerging Issues Task Force Issue 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures.” We are currently evaluating our construction joint ventures in accordance with FIN 46-R to determine whether any of the joint ventures qualify as a VIE and whether we are the primary beneficiary; however, our analysis is not yet complete. If all of the entities being evaluated were required to be consolidated, the effect on our financial position would be an increase in assets (primarily current assets) of approximately $94.9 million and an increase in current liabilities of approximately $77.8 million. Additionally, consolidation of these entities would increase our revenue and cost of revenue, but there would be no impact on net income.

3) All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003: We are required to apply the provisions of FIN 46-R as of the first interim or annual reporting period ending after December 15, 2003. There were no entities that we were required to consolidate under FIN 46-R in 2003.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. On November 7, 2003 the FASB issued FASB Staff Position No. 150-3 (“FSP 150-3”) “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” FSP 150-3 requires that implementation of certain provisions of SFAS 150 be deferred indefinitely, including those provisions that pertain to mandatorily redeemable financial instruments of nonpublic entities and the measurement provisions (but not the classification provisions) for certain mandatorily redeemable non-controlling interests.

      Substantially all of the non-Granite held common shares of our majority-owned subsidiary, Wilder Construction Company (“Wilder”) are redeemable by the holder upon retirement, voluntary termination, death or permanent disability. Approximately 62% of these shares are outside the scope of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and are therefore subject to the provisions of SFAS 150. Wilder generally has up to eight years to pay the redemption price following a redemption event, as defined in its shareholder agreements, and the redemption price is adjusted each year, primarily for the Wilder net

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income attributable to the shares. Pursuant to FSP 150-3, we have adopted the classification provisions of SFAS 150 by reclassifying the carrying amount of these Wilder shares from minority interest in consolidated subsidiaries to other long-term liabilities on our balance sheet. See “Wilder Common Stock” in Note 14 to the Consolidated Financial Statements.

2.	Marketable Securities

      The carrying amounts of marketable securities were as follows at December 31, 2003 and 2002 (in thousands):

	Held-to-Maturity		Available-for-Sale		Total

	2003	2002	2003	2002	2003	2002

Securities classified as current:
U.S. Government and agency obligations	$27,380	$17,673	$—	$—	$27,380	$17,673
Commercial paper	41,526	60,342	—	—	41,526	60,342
Municipal bonds	7,954	7,044	—	—	7,954	7,044
Certificates of deposit	—	2,500	—	—	—	2,500
Mutual funds	—	—	14,009	9,341	14,009	9,341

	76,860	87,559	14,009	9,341	90,869	96,900

Securities classified as long-term:
U.S. Government and agency obligations	20,603	33,762	—	—	20,603	33,762
Municipal bonds	20,594	—	—	—	20,594	—

	41,197	33,762	—	—	41,197	33,762

Total marketable securities	$118,057	$121,321	$14,009	$9,341	$132,066	$130,662

      Held-to-maturity investments are carried at amortized cost, which approximates fair value. Unrealized holding gains and losses for all debt securities were insignificant for the years ended December 31, 2003 and 2002. We recognized gross unrealized holding gains of $2,310 ($1,478 after tax) and losses of $1,481 ($962 after tax) related to our available-for-sale investment in mutual funds as a component of the other comprehensive income for the years ended December 31, 2003 and 2002, respectively. Included in our mutual fund portfolio at December 31, 2003 were investments with a fair value of $8.6 million that had unrealized losses of $0.4 million. Each of these investments has been in a loss position for more than 12 months. We evaluated the nature of these investments and the severity and duration of the impairments and concluded that the impairments were not other than temporary.

      At December 31, 2003, scheduled maturities of held-to-maturity investments were as follows (in thousands):

Within one year	$76,860

After one year through five years	41,197

$118,057

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For the years ended December 31, 2003 and 2002, changes in our marketable securities were as follows (in thousands):

	December 31, 2003			December 31, 2002

	Held-to-	Available-		Held-to-	Available-
	Maturity	for-Sale	Total	Maturity	for-Sale	Total

Purchases	$188,599	$2,358	$190,957	$492,013	$2,620	$494,633
Maturities	(191,863)	—	(191,863)	(430,549)	—	(430,549)
Unrealized gains (losses)	—	2,310	2,310	—	(1,481)	(1,481)

Net Change	$(3,264)	$4,668	$1,404	$61,464	$1,139	$62,603

3.	Accounts Receivable

      Our accounts receivable comprised:

	December 31,

	2003	2002

	(in thousands)
Construction Contracts:
Completed and in progress	$179,019	$141,748
Retentions	76,508	97,120

	255,527	238,868
Construction material sales	29,690	26,176
Other	4,238	3,071

	289,455	268,115
Less: allowance for doubtful accounts	1,245	2,219

	$288,210	$265,896

      Accounts receivable includes amounts billed and billable for public and private contracts. The balances billed but not paid by customers pursuant to retainage provisions in construction contracts generally become due upon completion of the contracts and acceptance by the owners. Retainage amounts of $76.5 million at December 31, 2003 are expected to be collected as follows: $62.7 million in 2004, $4.5 million in 2005, $7.4 million in 2006 and $1.9 million in 2007 and thereafter.

4.	Equity in Construction Joint Ventures

      We participate in various construction joint venture partnerships. Generally, each construction joint venture is formed to accomplish a specific project, is jointly controlled by the joint venture partners and is dissolved upon completion of the project. The joint venture agreements typically provide that our interests in any profits and assets, and our respective share in any losses and liabilities that may result from the performance of the contract are limited to our stated percentage interest in the project. Although the venture’s contract with the project owner typically requires joint and several liability, our agreements with our joint venture partners provide that each party will assume and pay its full proportionate share of any losses resulting from a project. We have no significant commitments beyond completion of the contract. Our share of equity in these ventures ranges from 15% — 65%, the most significant of which include a 56% share of a rapid transit project in Minnesota, a 60% share of a rapid transit project in New York and a 30% share of a rapid transit project in Maryland.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The combined assets, liabilities and net assets of jointly controlled ventures are as follows (in thousands):

	December 31,

	2003	2002

Assets:
Total	$224,540	$195,224
Less other venturers’ interest	121,731	99,593

Company’s interest	102,809	95,631

Liabilities:
Total	127,776	139,595
Less other venturers’ interest	67,217	68,293

Company’s interest	60,559	71,302

Company’s interest in net assets	$42,250	$24,329

      The revenue and costs of revenue of jointly controlled ventures are as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Revenue:
Total	$473,918	$386,212	$302,899
Less other venturers’ interest	261,405	184,386	170,445

Company’s interest	212,513	201,826	132,454

Cost of Revenue:
Total	423,652	335,844	287,002
Less other venturers’ interest	236,131	159,048	158,045

Company’s interest	187,521	176,796	128,957

Company’s interest in gross profit	$24,992	$25,030	$3,497

5.	Investments in Affiliates

      We have investments in affiliates that are accounted for using the equity method. The most significant of these investments is a 50.0% interest in a limited liability company, which owns and operates an asphalt terminal in Nevada and a 22.2% limited partnership interest in California Private Transportation Company, LP (“CPTC”), which constructed and operates a private toll road. During 2000 and 2002, we made advances to the asphalt terminal limited liability company of which $4.6 million remained outstanding at December 31, 2003. In January 2003, CPTC closed the sale of the State Route 91 toll road franchise to the Orange County Transportation Authority for $72.5 million in cash and the assumption of $135.0 million in long-term debt. Included in other income (expense) for the year ended December 31, 2003 is $18.4 million related to this sale by CPTC.

      During the year ended December 31, 2002 we purchased additional common stock of Wilder Construction Company (“Wilder”), bringing our ownership interest in Wilder above 50.0%. Accordingly, we changed our method of accounting for our investment in Wilder from the equity method of accounting to consolidation as of the date we exceeded 50% ownership. (See Note 16 “Acquisitions” for additional discussion of and disclosure related to our investment in Wilder).

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2001, we held a 27.0% minority interest in T.I.C. Holdings, Inc. (“TIC”), which we accounted for under the equity method of accounting. In June 2002, TIC repurchased 1.1 million shares of the TIC shares held by us for a cash payment of $13.1 million. The transaction reduced our interest in TIC to 15.5% and therefore we discontinued applying the equity method and applied the cost method as of the date of the transaction. In June 2003, TIC repurchased an additional 0.3 million shares of the TIC shares held by us for a cash payment of $6.0 million. The transaction reduced our interest in TIC to 10.6%.

      Our investments in affiliates comprised (in thousands):

	Years Ended December 31,

	2003	2002	2001

Equity method investments in affiliates	$9,940	$6,430	$50,094
Cost method investment in TIC	8,355	12,540	—

Total investments in affiliates	$18,295	$18,970	$50,094

      The following table provides summarized financial information on a combined 100% basis for our affiliates accounted for under the equity method (in thousands):

	Years Ended December 31,

	2003	2002	2001

Balance sheet data:
Current assets	$13,450	$29,597	$373,427
Long-term assets	129,699	226,697	261,430

Total assets	143,149	256,294	634,857

Current liabilities	5,802	25,483	322,976
Long-term liabilities	86,819	223,305	230,353

Total liabilities	92,621	248,788	553,329

Net assets	50,528	7,506	81,528

Earnings data:
Revenue	124,547	553,661	1,311,001
Gross profit	9,034	52,701	108,398
Earnings before taxes	101,542	22,005	30,428
Net income	$101,542	$14,877	$11,910

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Property and Equipment (in thousands)

	December 31,

	2003	2002

Land	$53,583	$50,697
Quarry property	75,329	75,459
Buildings and leasehold improvements	64,276	59,229
Equipment and vehicles	693,657	656,857
Office furniture and equipment	13,926	11,782

	900,771	854,024
Less accumulated depreciation, depletion and amortization	556,037	506,061

	$344,734	$347,963

7.	Intangible Assets

      The following intangible assets are included in other assets on our consolidated balance sheets (in thousands):

	December 31, 2003

	Gross	Accumulated	Net
	Value	Amortization	Value

Amortized intangible assets:
Covenants not to compete	$1,249	$(674)	$575
Permits	2,000	(361)	1,639
Tradenames	1,602	(991)	611
Acquired contracts	900	(900)	—
Other	622	(188)	434

Total amortized intangible assets	6,373	(3,114)	3,259
Goodwill	19,067	—	19,067

	$25,440	$(3,114)	$22,326

	December 31, 2002

	Gross	Accumulated	Net
	Value	Amortization	Value

Amortized intangible assets:
Covenants not to compete	$2,249	$(1,424)	$825
Permits	2,000	(228)	1,772
Tradenames	1,602	(660)	942
Acquired contracts	900	(656)	244
Other	622	(104)	518

Total amortized intangible assets	7,373	(3,072)	4,301
Goodwill	19,067	—	19,067

	$26,440	$(3,072)	$23,368

      Goodwill at December 31, 2003 and 2002 relates primarily to the HCD operating segment. Aggregate amortization expense related to these intangible assets for the years ended December 31, 2003, 2002 and 2001

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was $1.3 million, $1.8 million and $1.1 million, respectively. Amortization expense expected to be recorded in the future is as follows: $563,000 in 2004, $557,000 in 2005, $396,000 in 2006, $302,000 in 2007, $290,000 in 2008 and $1,151,000 thereafter.

      Additionally, purchased lease rights related to certain aggregate reserves of our Branch Division operating segment with a net book value of $15.4 million at December 31, 2003 and $15.8 million at December 31, 2002 are included in property and equipment. These assets are amortized based on the usage of the related reserves.

8.	Accrued Expenses and Other Current Liabilities (In thousands)

	December 31,

	2003	2002

Payroll and related employee benefits	$42,393	$36,666
Accrued insurance	29,160	24,513
Other	34,164	33,142

	$105,717	$94,321

9.	Long-Term Debt and Credit Arrangements

	December 31,

	2003	2002

	(In thousands)
Senior notes payable	$121,667	$128,333
Wilder subsidiary promissory notes	5,759	7,244
Wilder subsidiary term loans	1,283	2,804
Other notes payable	6,181	2,639

	134,890	141,020
Less current maturities	8,182	8,640

	$126,708	$132,380

The aggregate minimum principal maturities of long-term debt for each of the five years following December 31, 2003 are as follows: 2004 — $8,182; 2005 — $19,234; 2006 — $16,317; 2007 — $16,044; 2008 — $19,373; and beyond 2008 — $55,740.

     On June 27, 2003, we entered into an agreement for a $100.0 million bank revolving line of credit, which allows for unsecured borrowings for up to three years through June 27, 2006, with interest rate options. Outstanding borrowings under the revolving line of credit are at our choice of selected LIBOR rates plus a margin that is recalculated quarterly. The margin was 1.25% at December 31, 2003. Additionally, we have standby letters of credit totaling $1.4 million, of which $1.2 million reduces the amount available under the line of credit. The unused and available portion of the line of credit at December 31, 2003 was $98.8 million. Restrictive covenants under the terms of this line of credit include the maintenance of certain financial ratios and tangible net worth (as defined) of approximately $378.0 million. We are in compliance with these covenants and the covenants of our other debt agreements at December 31, 2003.

      Additionally, our Wilder subsidiary has a bank revolving line of credit of $10.0 million that expires in 2005, with borrowings collateralized by certain of Wilder’s equipment, accounts receivable, inventory and general intangibles. Outstanding borrowings under this line are charged interest at the bank’s prime rate (4.0% as of December 31, 2003) less 1.0%. There were no amounts outstanding at December 31, 2003.

      Senior notes payable in the amount of $46.7 million are due to a group of institutional holders. The notes are due in equal annual installments from 2002 through 2010 and bear interest at 6.54% per annum.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional senior notes payable in the amount of $75.0 million are due to a second group of institutional holders. The notes are due in nine equal annual installments beginning in 2005 and bear interest at 6.96% per annum. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of the senior notes payable was approximately $129.1 million as of December 31, 2003 and $137.3 million as of December 31, 2002.

      The Wilder subsidiary promissory notes are due primarily to former Wilder employees relating to the repurchase of Wilder stock. These notes are unsecured, bear interest at prime (4.0% at December 31, 2003) and are payable in annual installments through March 2010. The Wilder subsidiary term loans are collateralized by certain Wilder equipment, mineral reserves, accounts receivable and inventory, bear interest at rates ranging from 3.5% to 8.0% and are payable in installments through December 2008. Restrictive covenants under the terms of our senior notes payable agreements include the maintenance of certain levels of working capital and cash flow and require the maintenance of tangible net worth (as defined) of approximately $362.4 million. We were in compliance with these covenants at December 31, 2003. Additionally, our Wilder subsidiary has restrictive covenants (on a Wilder stand-alone basis) under the terms of its debt agreements that include the maintenance of certain ratios of working capital, liabilities to net worth and tangible net worth and restricts Wilder capital expenditures in excess of specified limits. Wilder was in compliance with these covenants at December 31, 2003.

      Other notes payable are comprised primarily of notes incurred in connection with the purchase of property and equipment and other assets. These notes are collateralized by the assets purchased and bear interest at 6.50% to 8.82% per annum with principal and interest payable in installments through 2008.

10.	Employee Benefit Plans

      Employee Stock Ownership Plan: Our Employee Stock Ownership Plan (“ESOP”) covers all employees not included in collective bargaining agreements, except employees of our majority owned subsidiary, Wilder. As of December 31, 2003, the ESOP owned 8,256,586 shares of our common stock. Dividends on shares held by the ESOP are charged to retained earnings and all shares held by the ESOP are treated as outstanding in computing our earnings per share.

      Contributions to the ESOP are discretionary and comprise shares of our stock that were purchased on the market and immediately contributed to the plan. Compensation cost is measured as the cost to purchase the shares (market value on the date of purchase and contribution). Contribution expense was $2.0 million in each of the years ended December 31, 2003, 2002 and 2001.

      Profit Sharing and 401k Plan: The plan is a defined contribution plan covering all employees not included in collective bargaining agreements, except employees of our majority owned subsidiary, Wilder. Each employee can elect to have up to 15% of gross pay contributed to the 401k plan on a before-tax basis. The plan allows for company matching and additional contributions at the discretion of the Board of Directors.

      Our contributions to the Profit Sharing and 401k Plan for the years ended December 31, 2003, 2002 and 2001 were $5.9 million, $5.4 million and $5.0 million, respectively. Included in the contributions were 401k matching contributions of $4.2 million, $3.9 million and $3.9 million, respectively.

      Other: Two of our wholly owned subsidiaries, Granite Construction Company and Granite Halmar Construction Company, Inc. and our majority owned subsidiary, Wilder, also contribute to various multi-employer pension plans on behalf of union employees. Under the Employee Retirement Income Security Act, a contributor to a multi-employer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. We currently have no intention of withdrawing from any of the multi-employer pension plans in which we participate. Contributions to these plans for the years ended December 31, 2003, 2002 and 2001 were approximately $19.5 million, $19.6 million and $16.5 million, respectively. Additionally, Wilder provides a 401k plan covering all of its employees and a separate defined

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contribution plan covering employees not covered by other plans. Wilder’s contributions under these plans totaled approximately $2.0 million and $2.0 million in the years ended December 31, 2003 and 2002, respectively. We also provide non-qualified deferred compensation plans to certain of our highly compensated employees that provide the participants the opportunity to defer payment of certain compensation as defined in the plan.

11.	Stockholders’ Equity

      1999 Equity Incentive Plan: Our 1999 Equity Incentive Plan (the “Plan”) provides for the grant of restricted common stock, incentive and nonqualified stock options, performance units and performance shares to employees and awards to our Board of Directors as part of their compensation in the form of stock units or stock options (“Director Options”). A total of 3,750,000 shares of our common stock have been reserved for issuance under the Plan of which 2,202,889 remained available as of December 31, 2003. The exercise price for incentive and nonqualified stock options granted to employees under the Plan may not be less than 100% and 85%, respectively, of the fair market value at the date of the grant. The exercise price for options granted our Directors under the Plan is 50.0% of the market price of our common stock at the date of grant. Employee options granted will be exercisable at such time and be subject to such restrictions/conditions as determined by the compensation committee and Director Options are immediately exercisable. No option will be exercisable later than ten years from the date of grant. Restricted common stock is issued for services to be rendered and may not be sold, transferred or pledged for such period as determined by the compensation committee.

      Restricted shares outstanding at December 31, 2003 were 1,305,869 shares. Restricted stock compensation cost is measured at the stock’s fair value at the date of grant. The compensation cost is recognized ratably over the vesting period — generally three to five years. Restricted shares generally become fully vested when a holder reaches age 62. An employee may not sell or otherwise transfer unvested shares and, in the event that an employee terminates his or her employment prior to the end of the vesting period, any unvested shares are surrendered to us. We have no obligation to repurchase restricted stock. Compensation expense related to restricted shares for the years ended December 31, 2003, 2002 and 2001 was $6.0 million, $5.8 million and $5.0 million, respectively.

      We granted Director Options under the Plan to purchase shares of our stock for the years ended December 31, 2003, 2002 and 2001 at a weighted average exercise price of $9.92, $9.70, and $11.91, respectively. The options are immediately exercisable and options for 86,063 shares remain outstanding at December 31, 2003. Director’s option transactions are summarized as follows:

	December 31,

	2003	2002	2001

Options outstanding, beginning of year	55,812	40,187	24,438
Options granted	35,158	22,877	15,749
Options exercised	(4,907)	(7,252)	—

Options outstanding, end of year	86,063	55,812	40,187

      The fair value of each option grant was estimated at the grant date using a Black-Scholes option-pricing model. We recognized $330,000, $229,000 and $188,000 of compensation expense related to grants of stock options in 2003, 2002 and 2001, respectively.

      Dividend Reinvestment and Stock Purchase Plan: During 2001, we adopted a Dividend Reinvestment and Stock Purchase Plan (the “DRP Plan”) under which 4,500,000 shares of common stock are authorized for purchase. The DRP Plan offers participation to record holders of common stock or other interested investors. Under the DRP Plan, participants may buy additional shares of common stock by automatically

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reinvesting all or a portion of the cash dividends paid on their shares of common stock or by making optional cash investments.

      Other: During the year ended December 31, 2002 warrants to purchase 322,950 shares of our common stock were exercised. No warrants were outstanding at December 31, 2003 or 2002.

12.	Earnings Per Share (in thousands)

      A reconciliation of the denominator of basic and diluted earnings per share is provided as follows:

	Years Ended December 31,

	2003	2002	2001

Weighed Average Shares Outstanding
Weighted average common stock outstanding	41,464	41,275	41,041
Less weighted average restricted stock outstanding	1,289	1,259	1,247

Total	40,175	40,016	39,794

Diluted Weighed Average Shares Outstanding
Basic weighted average shares outstanding	40,175	40,016	39,794
Effect of dilutive securities:
Warrants	—	100	205
Common stock options	29	19	18
Restricted stock	604	588	694

Total	40,808	40,723	40,711

Common stock options, warrants and common stock equivalents representing 52 incremental shares and 49 incremental shares for the years ended December 31, 2003 and 2002, respectively, have been excluded from the calculation of diluted per share because their effects are anti-dilutive.

13.	Income Taxes

      Provision for income taxes (in thousands):

	Years Ended December 31,

	2003	2002	2001

Federal:
Current	$21,531	$28,553	$20,762
Deferred	7,313	(3,263)	4,890

	28,844	25,290	25,652

State:
Current	5,422	5,263	4,542
Deferred	1,038	(602)	775

	6,460	4,661	5,317

	$35,304	$29,951	$30,969

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reconciliation of statutory to effective tax rate:

	Years Ended
	December 31,

	2003	2002	2001

Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	4.6	4.3	4.2
Percentage depletion deduction	(1.2)	(2.9)	(2.6)
Other	(2.2)	(0.2)	1.4

	36.2%	36.2%	38.0%

      Deferred tax assets and liabilities (in thousands):

	December 31,

	2003	2002

Deferred tax assets:
Accounts receivable	$1,200	$1,829
Inventory	2,451	4,131
Property and equipment	522	700
Insurance	2,963	7,767
Deferred compensation	3,577	3,482
Other accrued liabilities	8,545	7,509
Contract recognition	3,377	2,250
Other	—	815
Net operating loss carryforward	2,297	2,438
Valuation allowance	(2,297)	(2,438)

	22,635	28,483

Deferred tax liabilities
Property and equipment	38,625	39,799
TIC basis difference	1,498	2,114
Other	4,388	3,525

	44,511	45,438

	$(21,876)	$(16,955)

      The deferred tax asset for insurance relates primarily to workers compensation and public liability insurance amounts that are deductible in future periods. The deferred tax asset for other accrued liabilities relates to various items including accrued vacation and accrued reclamation costs which are deductible in future periods. The deferred tax liability for the TIC basis difference represents the undistributed earnings of TIC for which income and the related tax provision have been recognized in our records.

      Our deferred tax asset for net operating loss carryforwards relates to state and local tax carryforwards for our Granite Halmar subsidiary, which expire between 2021 and 2023. We have provided a valuation allowance on these assets because of uncertainty regarding their realizability due to recent losses. The decrease in the carryforwards and associated valuation allowance from December 31, 2002 to December 31, 2003 is a result of utilization of a portion of the carrryforwards to offset taxable income generated by Granite Halmar in 2003.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Commitments, Contingencies and Guarantees

      Leases: Minimum rental commitments and minimum royalty requirements under all noncancellable operating leases, primarily quarry property and construction equipment, in effect at December 31, 2003 were (in thousands):

Years Ending
December 31,

2004	$5,784
2005	4,580
2006	4,007
2007	2,858
2008	1,702
Later years (through 2046)	9,691

Total minimum rental commitment	$28,622

      Operating lease rental expense was $10.4 million in 2003, $8.1 million in 2002 and $5.0 million in 2001.

      Litigation: We are a party to a number of legal proceedings and believe that the nature and number of these proceedings are typical for a construction firm of our size and scope. Our litigation typically involves claims regarding public liability or contract related issues. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unanticipated unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations or cash flows for the period in which the ruling occurs.

      Guarantees: As discussed in Note 4 to these consolidated financial statements, we participate in various construction joint venture partnerships. Under the joint ventures’ contracts with the project owners each of the partners are joint and severally liable for performance under the contracts. Although our agreements with our joint venture partners provide that each party will assume and pay its full proportionate share of any losses resulting from a project, if one of our partners was unable to pay its proportionate share we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. At December 31, 2003 approximately $550 million of work representing either our partners’ proportionate share or work that our partners are directly responsible for, had yet to be completed. We have never incurred a loss under these joint and several liability provisions. However it is possible that we could in the future and such a loss could be significant.

      Wilder Common Stock: Substantially all of the non-Granite held common shares of our majority-owned subsidiary, Wilder Construction Company, are redeemable by the holder upon retirement, voluntary termination, death or permanent disability. Approximately 62% of these shares are held by Wilder founders or non-employees and are accounted for under SFAS 150 (See Note 1). The remaining 38% are accounted for as stock-based compensation. Wilder generally has up to eight years to pay the redemption price following a redemption event, as defined in its shareholder agreements, and the redemption price is adjusted each year, primarily for the Wilder net income attributable to the shares. If all of these Wilder shares had been redeemed at the December 31, 2003 redemption price, a payment of approximately $24.9 million would have been required.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Business Segment Information

      We have two reportable segments: the Branch Division and the Heavy Construction Division (“HCD”). The Branch Division is comprised of branch offices that serve local markets, while HCD pursues major infrastructure projects throughout the nation. HCD focuses on building larger heavy civil projects with contract durations greater than two years, while the Branch Division projects are typically smaller in size and shorter in duration. HCD has been the primary participant in our construction joint ventures. Substantially all of the revenues from these joint ventures are included in HCD’s revenues from external customers (Note 4).

      The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). We evaluate performance based on operating profit or loss, which does not include income taxes, interest income, interest expense or other income (expense).

Information about Profit and Assets (in thousands):

	HCD	Branch	Total

2003
Revenues from external customers	$702,055	$1,142,436	$1,844,491
Intersegment revenue transfer	(10,290)	10,290	—

Net revenue	691,765	1,152,726	1,844,491
Depreciation, depletion and amortization	14,185	47,958	62,143
Operating income	26,246	91,860	118,106
Property and equipment	43,505	281,531	325,036
2002
Revenues from external customers	$596,243	$1,168,499	$1,764,742
Intersegment revenue transfer	(19,313)	19,313	—

Net revenue	576,930	1,187,812	1,764,742
Depreciation, depletion and amortization	12,326	42,537	54,863
Operating income	19,305	100,165	119,470
Property and equipment	43,676	287,145	330,821
2001
Revenues from external customers	$479,105	$1,068,889	$1,547,994
Intersegment revenue transfer	(14,837)	14,837	—

Net revenue	464,268	1,083,726	1,547,994
Depreciation, depletion and amortization	10,096	34,850	44,946
Operating income (loss)	(2,761)	106,316	103,555
Property and equipment	45,539	198,803	244,342

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003	2002	2001

Profit or Loss:
Total operating income for reportable segments	$118,106	$119,470	$103,555
Other income	22,954	4,622	17,163
Unallocated other corporate expenses	(43,535)	(41,353)	(39,221)

Income before provision for income taxes and minority interest	$97,525	$82,739	$81,497

Assets:
Total assets for reportable segments	$325,036	$330,821	$244,342
Assets not allocated to segments
Cash and cash equivalents	69,919	52,032	125,174
Marketable securities	132,066	130,662	68,059
Deferred income taxes	22,421	23,056	13,185
Other current assets	435,442	375,907	380,498
Property and equipment	19,698	17,142	18,081
Other assets	55,828	54,199	80,345

Consolidated Total	$1,060,410	$983,819	$929,684

16.	Acquisitions

      Wilder Construction Company: On April 30, 2002, we purchased an additional 698,483 shares of Wilder common stock for total consideration of $7.9 million (excluding $9.1 million of cash applied in the resulting consolidation of Wilder with the Company). We accounted for this step acquisition using the purchase method of accounting and the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. As a result of this transaction our interest in Wilder increased to above 50% and accordingly, we discontinued using the equity method of accounting and prospectively consolidated the financial position, results of operations and cash flows of Wilder.

      Our share of the estimated fair value of Wilder’s net assets exceeded the purchase price; therefore, no goodwill was recorded. The consolidation of Wilder at April 30, 2002 resulted in an increase in assets of $77.5 million, an increase in liabilities of $46.9 million and a decrease in investments in affiliates of $19.0 million. These amounts are considered non-cash items in the consolidated statement of cash flows for the year ended December 31, 2002.

      Other Acquisitions: During 2002, we purchased certain assets and assumed certain contracts and liabilities of two northern California construction contractors and materials suppliers for cash consideration of $23.3 million and we purchased certain assets and assumed certain contracts of a quarry operation located near Gilroy, California for cash consideration of approximately $13.9 million. These purchases were accounted for using the purchase method of accounting. The results of each of the acquired businesses’ operations were included in our consolidated results from their respective acquisition dates. In each of these transactions the estimated fair value of the assets acquired exceeded the purchase price, therefore, no goodwill was recorded.

17.	Subsequent Event

      On March 11, 2004 we announced a quarterly cash dividend of $0.10 per common share on our common stock. The dividend is payable April 15, 2004 to stockholders of record on March 31, 2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

By:	/s/ WILLIAM E. BARTON

William E. Barton
Senior Vice President and Chief Financial Officer

Date: March 12, 2004

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below on March 12, 2004, by the following persons in the capacities indicated.

/s/ WILLIAM G. DOREY [William G. Dorey]	President, Chief Executive Officer and Director

/s/ WILLIAM E. BARTON [William E. Barton]	Senior Vice President and Chief Financial Officer, Principal Accounting and Financial Officer

/s/ DAVID H. WATTS [David H. Watts]	Chairman of the Board and Director

/s/ JOSEPH J. BARCLAY [Joseph J. Barclay]	Director

/s/ RICHARD M. BROOKS [Richard M. Brooks]	Director

/s/ LINDA GRIEGO [Linda Griego]	Director

/s/ BRIAN C. KELLY [Brian C. Kelly]	Director

/s/ DAVID H. KELSEY [David H. Kelsey]	Director

/s/ REBECCA A. MCDONALD [Rebecca A. McDonald]	Director

/s/ RAYMOND E. MILES [Raymond E. Miles]	Director

/s/ J. FERNANDO NIEBLA [J. Fernando Niebla]	Director

/s/ GEORGE B. SEARLE [George B. Searle]	Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, William G. Dorey, certify that:

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

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2004

/s/ WILLIAM G. DOREY

William G. Dorey,
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

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2004

/s/ WILLIAM E. BARTON

William E. Barton,
Chief Financial Officer

INDEX TO 10-K EXHIBITS

Exhibit
No.	Exhibit Description

3.1*	Certificate of Incorporation of Granite Construction Incorporated [Registration Statement on Form S-1, File No. 33-33795]
3.1.a*	Amendment to the Certificate of Incorporation of Granite Construction Incorporated [Exhibit 3.1.a to 10-K for year ended December 31, 1998]
3.1.b*	Amendment to Certificate of Incorporation of Granite Construction Incorporated [Exhibit 3.1.b to 10-K for year ended December 31, 2000]
3.1.c*	Certificate of Correction of Certificate of Incorporation of Granite Construction Incorporated effective January 31, 2001 [Exhibit 3.1.c to 10-K for year ended December 31, 2000]
3.1.d*	Certificate of Correction of Certificate of Incorporation of Granite Construction Incorporated filed May 22, 1998, effective January 31, 2001 [Exhibit 3.1.d to 10-K for year ended December 31, 2000]
3.1.e*	Certificate of Correction of Certificate of Incorporation of Granite Construction Incorporated filed May 23, 2000, effective January 31, 2001 [Exhibit 3.1.e to 10-K for year ended December 31, 2000]
3.1.f*	Amendment to the Certificate of Incorporation of Granite Construction Incorporated effective May 25, 2001 [Exhibit 3.1 to 10-Q for quarter ended June 30, 2001]
3.1.g*	Certificate of Incorporation of Granite Construction Incorporated as Amended effective May 25, 2001 [Exhibit 3.1.a to 10-Q for quarter ended June 30, 2001]
3.2*	Bylaws of Granite Construction Incorporated, as amended and restated effective February 27, 1991 [Exhibit 3.2 to 10-K for year ended December 31, 1991]
10.1* **	Amendment to and Restatement of the Granite Construction Incorporated Key Management Deferred Compensation Plan adopted and effective January 1, 1998 [Exhibit 10.8 to 10-K for year ended December 31, 1998]
10.1.a* *	* Amendment 1 to Granite Construction Incorporated Key Management Deferred Compensation Plan dated April 23, 1999 [Exhibit 10.6.a to 10-K for year ended December 31, 1999]
10.1.b* *	* Amendment 2 to Granite Construction Incorporated Key Management Deferred Compensation Plan dated March 24, 2003 [Exhibit 10.1 to 10-Q for quarter ended March 31, 2003]
10.2* **	Amendment to and Restatement of the Granite Construction Incorporated Key Management Deferred Incentive Compensation Plan adopted and effective January 1, 1998 [Exhibit 10.9 to 10-K for year ended December 31, 1998]
10.2.a* *	* Amendment 1 to Granite Construction Incorporated Key Management Deferred Incentive Compensation Plan dated April 23, 1999 [Exhibit 10.7.a to 10-K for year ended December 31, 1999]
10.2.b* *	* Amendment 2 to Granite Construction Incorporated Key Management Deferred Incentive Compensation Plan dated November 1, 2001 [Exhibit 10.9.b to 10-K for year ended December 31, 2001]
10.3*	Granite Construction Incorporated 1999 Equity Incentive Plan as Amended and Restated through September 25, 2003 [Exhibit 10.1 to 10-Q for quarter ended September 30, 2003]
10.4*	Credit Agreement dated and effective June 29, 2001 [Exhibit 10.1 to 10-Q for quarter ended June 30, 2001]
10.5*	Continuing Guaranty Agreement from the Subsidiaries of Granite Construction Incorporated as Guarantors of financial accommodations pursuant to the terms of the Credit Agreement dated June 29, 2001 [Exhibit 10.2 to 10-Q for quarter ended June 30, 2001]
10.6*	Credit Agreement dated and effective June 27, 2003 [Exhibit 10.1 to 10-Q for quarter ended June 30, 2003]
10.7*	Continuing Guaranty Agreement from the Subsidiaries of Granite Construction Incorporated as Guarantors of financial accommodations pursuant to the terms of the Credit Agreement dated June 27, 2003 [Exhibit 10.2 to 10-Q for quarter ended June 30, 2003]
10.8*	Note Purchase Agreement between Granite Construction Incorporated and certain purchasers dated May 1, 2001 [Exhibit 10.3 to 10-Q for quarter ended June 30, 2001]

Exhibit
No.	Exhibit Description

10.8.a*	First Amendment to Note Purchase Agreement between Granite Construction Incorporated and certain purchasers dated June 15, 2003 [Exhibit 10.4 to 10-Q for quarter ended June 30, 2003]
10.9*	Amendment to and Restated Note Purchase Agreement between Granite Construction Incorporated and certain purchasers dated November 1, 2001 [Exhibit 10.12 to 10-K for year ended December 31, 2001]
10.9.a*	First Amendment to Amended and Restated Note Purchase Agreement between Granite Construction Incorporated and certain purchasers dated June 15, 2003 [Exhibit 10.3 to 10-Q for quarter ended June 30, 2003]
10.10*	Subsidiary Guaranty Agreement from the Subsidiaries of Granite Construction Incorporated as Guarantors of the Guaranty of Notes and Note Agreement and the Guaranty of Payment and Performance dated May 1, 2001 [Exhibit 10.4 to 10-Q for quarter ended June 30, 2001]
10.11*	Subsidiary Guaranty Supplement from the Subsidiaries of Granite Construction Incorporated as Guarantors of the Guaranty of Notes and Note Agreement and the Guaranty of Payment and Performance dated November 15, 2001 [Exhibit 10.13.a to 10-K for year ended December 31, 2001]
10.12*	International Swap Dealers Association, Inc. Master Agreement between BNP Paribas and Granite Construction Incorporated dated as of February 10, 2003 [Exhibit 10.5 to 10-Q for quarter ended June 30, 2003]
10.13**	Form of Amended and Restated Director and Officer Indemnification Agreement
21†	List of Subsidiaries of Granite Construction Incorporated [Exhibit 21.1 to 10-K for year ended December 31, 2001]
23†	Consent of PricewaterhouseCoopers, LLP
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1††	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2††	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

**	Compensatory plan or management contract

†	Filed herewith

††	Furnished herewith

SCHEDULE II

GRANITE CONSTRUCTION INCORPORATED

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

	Balance at		Adjustments	Balance at
	Beginning		and	End of
Description	of Year	Expense	Deductions	Year

	(In thousands)
YEAR ENDED DECEMBER 31, 2003
Allowance for doubtful accounts	$2,219	$18	$(992)	$1,245

Deferred tax asset valuation allowance	$2,438	$(141)	$—	$2,297

YEAR ENDED DECEMBER 31, 2002
Allowance for doubtful accounts	$1,762	$561	$(104)	$2,219

Deferred tax asset valuation allowance	$967	$1,471	$—	$2,438

YEAR ENDED DECEMBER 31, 2001
Allowance for doubtful accounts	$1,781	$1,654	$(1,673)	$1,762

Deferred tax asset valuation allowance	$—	$967	$—	$967

S-1