Form 10-Q
period 2004-03-31
GRANITE CONSTRUCTION INC
filed 2004-05-10
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2004

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _________ to ________

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
Yes (X)  No (  )

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (X)  No (  )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2004.

Class	Outstanding

Common Stock, $0.01 par value	41,600,902 shares

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

Granite Construction Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited — in thousands, except share and per share data)

	March 31,	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$102,006	$69,919
Short-term marketable securities	80,299	90,869
Accounts receivable, net	276,486	288,210
Costs and estimated earnings in excess of billings	41,392	31,189
Inventories	30,400	29,878
Deferred income taxes	22,173	22,421
Equity in construction joint ventures	21,005	42,250
Other current assets	53,553	43,915

Total current assets	627,314	618,651

Property and equipment, net	349,883	344,734

Long-term marketable securities	37,611	41,197

Investments in affiliates	18,273	18,295

Other assets	46,058	37,533

	$1,079,139	$1,060,410

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$8,788	$8,182
Accounts payable	135,134	135,468
Billings in excess of costs and estimated earnings	116,965	99,337
Accrued expenses and other current liabilities	100,401	105,717

Total current liabilities	361,288	348,704

Long-term debt	126,154	126,708

Other long-term liabilities	26,851	24,938

Deferred income taxes	45,775	44,297

Commitments and contingencies
Minority interest in consolidated subsidiaries	28,228	10,872

Stockholders’ equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 41,601,622 shares in 2004 and 41,528,317 in 2003	416	415
Additional paid-in capital	75,732	73,651
Retained earnings	429,003	442,272
Accumulated other comprehensive income	512	76

	505,663	516,414
Unearned compensation	(14,820)	(11,523)

	490,843	504,891

	$1,079,139	$1,060,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited — in thousands, except per share data)

Three Months Ended March 31,	2004	2003
Revenue:
Construction	$297,352	$262,466
Material sales	39,666	39,694

Total revenue	337,018	302,160

Cost of revenue:
Construction	291,470	234,244
Material sales	34,864	34,899

Total cost of revenue	326,334	269,143

Gross Profit	10,684	33,017
General and administrative expenses	(36,544)	(36,550)
Gain on sales of property and equipment	13,330	296

Operating loss	(12,530)	(3,237)

Other income (expense):
Interest income	1,398	1,486
Interest expense	(1,740)	(2,109)
Equity in income of affiliates	107	18,015
Other, net	102	327

	(133)	17,719

Income (loss) before provision for (benefit from) income taxes and minority interest	(12,663)	14,482
Provision for (benefit from) income taxes	(4,384)	5,241
Minority interest in consolidated subsidiaries	(830)	777

Net income (loss)	$(9,109)	$10,018

Net income (loss) per share
Basic	$(0.23)	$0.25
Diluted	$(0.23)	$0.25
Weighted average shares of common stock
Basic	40,266	40,048
Diluted	40,266	40,510
Dividends per share	$0.10	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — in thousands)

Three Months Ended March 31,	2004	2003
Operating Activities
Net income (loss)	$(9,109)	$10,018
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	15,598	17,403
Gain on sales of property and equipment	(13,330)	(296)
Change in deferred income taxes	1,478	—
Amortization of unearned compensation	968	1,469
Common stock contributed to ESOP	1,995	—
Change in minority interest	830	(777)
Equity in income of affiliates	(107)	(18,015)
Changes in assets and liabilities, net of the effects of FIN 46 consolidation:
Accounts receivable	49,619	55,991
Inventories	(522)	(981)
Equity in construction joint ventures	(318)	(3,103)
Other assets	(528)	6,050
Accounts payable	(17,841)	(18,850)
Billings in excess of costs and estimated earnings, net	(39,480)	(11,714)
Accrued expenses and other liabilities	(14,015)	(10,671)

Net cash (used in) provided by operating activities	(24,762)	26,524

Investing Activities
Purchases of marketable securities	(33,133)	(43,475)
Maturities and sales of marketable securities	47,842	59,501
Additions to property and equipment	(18,521)	(20,139)
Proceeds from sales of property and equipment	5,363	536
Distributions from affiliates, net	129	13,984
Other investing activities	(2)	(1,775)

Net cash provided by investing activities	1,678	8,632

Financing Activities
Repayments of long-term debt, net	(6,811)	(7,718)
Dividends paid	(4,153)	(3,301)
Repurchase of common stock and other	(3,579)	(1,126)

Net cash used in financing activities	(14,543)	(12,145)

(Decrease) Increase in cash and cash equivalents	(37,627)	23,011
Cash and cash equivalents added in FIN 46 consolidation	69,714	—
Cash and cash equivalents at beginning of period	69,919	52,032

Cash and cash equivalents at end of period	$102,006	$75,043

Supplementary Information
Cash paid during the period for:
Interest	$1,328	$2,546
Income taxes	2,980	3,994
Non-cash investing and financing activity:
Restricted stock issued for services, net	$4,265	$5,826
Dividends accrued but not paid	4,160	4,154
Financed acquisition of assets	6,863	4,004
Notes received from sale of assets	8,893	—
Undisbursed escrow funds	8,500	—

The accompanying notes are an integral part of these condensed consolidated financial statements

Granite Construction Incorporated

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we”, “us”, “our” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2004 and the results of our operations and cash flows for the periods presented. The December 31, 2003 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

2.	Newly Effective and Recently Issued Accounting Pronouncements:

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, “Consolidation of Variable Interest Entities” which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and requires a variable interest entity (“VIE”) to be consolidated by a company that is considered to be the primary beneficiary of that VIE. In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46”) to address certain implementation issues.

We were required to adopt FIN 46 at the end of the first interim or annual reporting period ending after March 15, 2004 for all VIEs (other than Special Purpose Entities) created prior to February 1, 2003. As is common to the construction industry, we have entered into certain construction contracts with third parties through joint ventures and we have determined that certain of these joint ventures are VIEs. As a result of our adoption of FIN 46 we have consolidated all VIEs in which we are the primary beneficiary (See Note 7 to these Condensed Consolidated Financial Statements). We will continue to account for all other such joint ventures in accordance with Emerging Issues Task Force Issue 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures.”

3.	Change in Accounting Estimate:

During the three months ended March 31, 2004, we recognized increased costs of approximately $20.0 million (approximately $0.30 per share), including $1.0 million representing a joint venture partner’s proportionate share that has been newly consolidated during the period (see Note 7 to these Condensed Consolidated Financial Statements). The cost increases were primarily due to changes in our cost estimates for eight large projects being performed by our Heavy Construction Division. The amount attributable to each project ranged from approximately $0.5 million to $4.0 million. These forecast adjustments are attributable to unanticipated changes in project conditions occurring in the quarter resulting in changes to the estimates of the cost to complete the projects. These

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

changes to the estimates were primarily due to the recognition of costs associated with added scope changes, extended overhead due to owner and weather delays, design problems on design/build projects, subcontractor performance issues, changes in productivity expectations and higher estimated liquidated damages on two projects.

4.	Inventories:

Inventories consist primarily of quarry products valued at the lower of average cost or market.

5.	Property and Equipment:

in thousands	March 31, 2004	December 31, 2003
Land	$51,733	$53,583
Quarry property	72,105	75,329
Buildings and leasehold improvements	74,683	64,276
Equipment and vehicles	696,276	693,657
Office furniture and equipment	14,380	13,926

	909,177	900,771
Less accumulated depreciation, depletion and amortization	(559,294)	(556,037)

	$349,883	$344,734

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Intangible Assets:

The following intangible assets are included in other assets on our condensed consolidated balance sheet:

		March 31, 2004
	Gross	Accumulated	Net
in thousands	Value	Amortization	Value
Amortized intangible assets:
Covenants not to compete	$1,249	$(737)	$512
Permits	2,000	(394)	1,606
Trade names	1,602	(1,020)	582
Acquired contracts	900	(900)	—
Other	622	(208)	414

Total amortized intangible assets	6,373	(3,259)	3,114
Goodwill	19,067	—	19,067

	$25,440	$(3,259)	$22,181

		December 31, 2003
	Gross	Accumulated	Net
in thousands	Value	Amortization	Value
Amortized intangible assets:
Covenants not to compete	$1,249	$(674)	$575
Permits	2,000	(361)	1,639
Trade names	1,602	(991)	611
Acquired contracts	900	(900)	—
Other	622	(188)	434

Total amortized intangible assets	6,373	(3,114)	3,259
Goodwill	19,067	—	19,067

	$25,440	$(3,114)	$22,326

Goodwill at March 31, 2004 and December 31, 2003 relates primarily to the HCD operating segment.

Amortization expense related to intangible assets was $145,000 and $358,000 for the three months ended March 31, 2004 and 2003, respectively.

7.	Variable Interest Entities:

We have determined that certain of the construction joint ventures in which we participate are variable interest entities as defined by FIN 46. Accordingly, we have consolidated those joint ventures where we have determined that we are the primary beneficiary. Generally, each construction joint venture is formed to accomplish a specific project, is jointly controlled by the joint venture partners and is dissolved upon completion of the project. The joint venture agreements typically provide that our interests in any profits and assets, and our respective share in any losses and liabilities that may result from the performance of the contract are limited to our stated percentage interest in the project. Although the venture’s contract with the project owner typically requires joint and several liability, our agreements with our joint venture partners provide that each party will assume and pay its full proportionate share of any losses resulting from a project. We have no significant commitments beyond completion of the contract.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The joint ventures we have consolidated are engaged in construction projects with total contract values ranging from $2.0 million to $321.5 million. Our proportionate share of the consolidated joint ventures ranges from 51.0% to 69.0%. As a result of our consolidation of these entities we have recorded assets (primarily current assets) of $91.0 million and current liabilities of $74.8 million as of January 1, 2004. There was no effect on our net loss as a result of these consolidations for the three months ended March 31, 2004.

The joint ventures in which we hold a significant interest but are not the primary beneficiary are engaged in construction projects with total contract values ranging from $90.7 million to $221.4 million. Our proportionate share of these joint ventures ranges from 25.0% to 40.0%. Circumstances that could lead to a loss under these arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. At March 31, 2004, approximately $312.0 million of work representing our partners’ share of proportionately consolidated joint venture contracts in progress had yet to be completed.

8. Net Income (Loss) Per Share:

A reconciliation of shares used in calculating basic and diluted net income (loss) per share in the accompanying condensed consolidated statements of income is as follows:

	Three Months Ended
	March 31,
in thousands	2004	2003
Basic weighted average shares outstanding
Weighted average common stock outstanding	41,485	41,253
Less weighted average restricted stock outstanding	1,219	1,205

Total	40,226	40,048

Diluted weighted average shares outstanding
Basic weighted shares outstanding	40,266	40,048
Effect of dilutive securities:
Common stock options	—	16
Restricted stock	—	446

Total	40,266	40,510

Common stock options, warrants and common stock equivalents representing approximately 550,000 shares and 115,000 shares for the three months ended March 31, 2004 and 2003, respectively, have been excluded from the calculation of diluted net income (loss) per share because their effects are anti-dilutive.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Comprehensive Income (Loss):

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended
	March 31,
in thousands	2004	2003
Net income (loss)	$(9,109)	$10,018
Other comprehensive income (loss):
Changes in net unrealized gains and losses on investments	436	(167)

Total comprehensive income (loss)	(8,673)	$9,851

10.	Commitments and Contingencies:

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

11.	Business Segment Information:

We have two reportable segments: the Branch Division and the Heavy Construction Division (“HCD”). The Branch Division is comprised of branch offices, including our majority owned subsidiary, Wilder Construction Company (“Wilder”), that serve local markets, while HCD pursues major infrastructure projects throughout the nation. HCD focuses on building larger heavy-civil projects with contract durations that are frequently greater than two years, while the Branch Division projects are typically smaller in size and shorter in duration. HCD has been the primary participant in our construction joint ventures.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in our 2003 Annual Report on Form 10-K. We evaluate performance based on operating profit or loss, which does not include gain on sales of property and equipment, income taxes, interest income, interest expense or other income (expense). Unallocated other corporate expenses principally comprise corporate general and administrative expenses.

Information about Profit and Assets (in thousands):

Three Months Ended March 31,	HCD	Branch	Total
2004
Revenue from external customers	$175,437	$161,581	$337,018
Inter-segment revenue transfer	(5,357)	5,357	—

Net revenue	170,080	166,938	337,018
Depreciation, depletion and amortization	3,579	10,832	14,411
Operating loss	(11,339)	(5,626)	(16,965)
Property and equipment	48,015	273,268	321,283

2003
Revenue from external customers	$132,545	$169,615	$302,160
Inter-segment revenue transfer	(2,460)	2,460	—

Net revenue	130,085	172,075	302,160
Depreciation, depletion and amortization	4,262	12,296	16,558
Operating profit (loss)	6,864	(3,259)	3,605
Property and equipment	44,149	293,314	337,463

Reconciliation of Segment Profit (Loss) to Consolidated Totals (in thousands):

	Three Months Ended March 31,
	2004	2003
Profit (loss):
Total profit (loss) for reportable segments	$(16,965)	$3,605
Gain on sales of property and equipment	13,330	296
Other income (expense)	(133)	17,719
Unallocated other corporate income (expenses)	(8,895)	(7,138)

Income (loss) before provision for (benefit from) income taxes and minority interest	$(12,663)	$14,482

12.	Investments in Affiliates:

On January 3, 2003, the California Private Transportation Company, LP (“CPTC”), of which we are a 22.2% limited partner, closed the sale of the State Route 91 Toll Road Franchise to the Orange County Transportation Authority for $72.5 million in cash and the assumption of $135.0 million in long-term debt. We completed construction of the $60.4 million project in 1995 and have maintained an equity interest in the partnership since its inception. Included in other income (expense) for the three months ended March 31, 2003 is $18.4 million related to this sale by CPTC.

13.	Sale of Assets:

During the three months ended March 31, 2004, we sold certain assets related to our ready-mix concrete business in Utah for cash of $10.0 million and promissory notes with an estimated fair

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

value of $8.9 million which are payable in installments through 2010. The sale transaction resulted in the recognition of a gain of approximately $10.0 million.

14.	Reclassifications:

Certain financial statement items have been reclassified to conform to the current year’s format. These reclassifications had no impact on previously reported net income, financial position or cash flows.

15.	Subsequent Event:

On April 30, 2004, we purchased an additional 643,348 shares of Wilder common stock for total consideration of $9.2 million. As a result of this transaction, we have increased our ownership percentage in Wilder from 60.3% to 75.0%.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Disclosure:

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995 regarding future events and the future results of Granite that are based on current expectations, estimates, forecasts, and projections as well as the beliefs and assumptions of Granite’s management. Words such as “outlook”, “believes”, “expects”, “appears”, “may”, “will”, “should”, “anticipates” or the negative thereof or comparable terminology, are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K under the section entitled “Risk Factors”. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Granite undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

General:

We are one of the largest heavy civil contractors in the United States and are engaged in the construction of highways, dams, airports, mass transit facilities and other infrastructure-related projects. We have offices in Alaska, Arizona, California, Florida, Minnesota, Nevada, New York, Oregon, Texas, Utah and Washington. Our business involves two operating segments: the Branch Division and the Heavy Construction Division (“HCD”).

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

The two primary economic drivers of our business are (1) federal, state and local public funding levels and (2) the overall health of the economy, both nationally and locally. The level of demand for our services will have a direct correlation to these drivers. For example, a weak economy will generally result in a reduced demand for construction in the private sector. This reduced demand increases competition for fewer private sector projects and will ultimately also increase competition in the public sector as companies migrate from bidding on the scarce private sector work to projects in the public sector. A weak economy also tends to produce less tax revenue that can have the effect of decreasing the funds available for spending on public infrastructure improvements. There are funding sources that have been specifically earmarked for infrastructure spending, such as gasoline taxes, which are not necessarily directly impacted by a weak economy. However, even these funds can be temporarily at risk as state and local governments struggle to balance their budgets. Greater competition can reduce revenue growth and/or increase pressure on gross profit margins. Conversely, higher public funding and/or a robust economy will increase demand for our services and provide opportunities for revenue growth and margin improvement.

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

Results of Operations

Revenue
Three months ended March 31,	2004		2003
(in thousands)	Amount	Percent	Amount	Percent
Revenue by Division:
Branch Division	$166,938	49.5%	$172,075	56.9%
Heavy Construction Division	170,080	50.5%	130,085	43.1%

	$337,018	100.0%	$302,160	100.0%

Revenue by Geographic Area:
California	$114,317	33.9%	$111,002	36.7%
West (excluding California)	74,453	22.0%	96,034	31.8%
Midwest	18,651	5.5%	9,845	3.3%
Northeast	53,315	15.9%	28,187	9.3%
South	76,282	22.7%	57,092	18.9%

	$337,018	100.0%	$302,160	100.0%

Revenue by Market Sector:
Federal agencies	$12,304	3.7%	$9,330	3.1%
State agencies	126,495	37.5%	110,309	36.5%
Local public agencies	108,204	32.1%	96,391	31.9%

Total public sector	247,003	73.3%	216,030	71.5%

Private sector	50,349	14.9%	46,436	15.4%
Material sales	39,666	11.8%	39,694	13.1%

	$337,018	100.0%	$302,160	100.0%

Revenue: Revenue from our Branch Division decreased $5.1 million, or 3.0%, in the quarter ended March 31, 2004 from the quarter ended March 31, 2003. This decrease reflects slight decreases in revenue from both public and private sector projects during the quarter.

Revenue from our Heavy Construction Division increased $40.0 million, or 30.7%, in the quarter ended March 31, 2004 from the quarter ended March 31, 2003. Included in HCD revenue during the 2004 quarter is $23.0 million resulting from the consolidation of our partners’ share of construction joint venture revenue under FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) (see Note 7 to the Condensed Consolidated Financial Statements). The remaining increase was due primarily to increased volume from a higher backlog at the beginning of 2004.

Backlog	March 31		December 31		March 31
	2004		2003		2003
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Backlog by Division:
Heavy Construction Division	$1,567,750	76.6%	$1,529,398	77.0%	$1,343,681	71.8%
Branch Division	478,617	23.4%	456,390	23.0%	527,147	28.2%

	$2,046,367	100.0%	$1,985,788	100.0%	$1,870,828	100.0%

Backlog by Geographic Area:
California	$235,753	11.6%	$259,035	13.1%	$264,106	14.1%
West (excluding California)	369,439	18.0%	317,520	16.1%	463,986	24.8%
Midwest	41,743	2.0%	36,096	1.8%	78,356	4.2%
Northeast	755,936	36.9%	730,603	36.8%	469,449	25.1%
South	643,496	31.5%	642,534	32.2%	594,931	31.8%

	$2,046,367	100.0%	$1,985,788	100.0%	$1,870,828	100.0%

Backlog by Market Sector:
Federal agencies	$122,960	6.0%	$105,397	5.3%	$87,386	4.7%
State agencies	780,550	38.1%	747,214	37.6%	798,061	42.7%
Local public agencies	976,396	47.8%	962,255	48.5%	823,067	43.9%

Total public sector	1,879,906	91.9%	1,814,866	91.4%	1,708,514	91.3%

Private sector	166,461	8.1%	170,922	8.6%	162,314	8.7%

	$2,046,367	100.0%	$1,985,788	100.0%	$1,870,828	100.0%

Backlog: Heavy Construction Division backlog of $1.6 billion at March 31, 2004 was $38.4 million, or 2.5%, higher than the HCD backlog at December 31, 2003 and $224.1 million, or 16.7%, higher than the HCD backlog at March 31, 2003. Included in the HCD backlog at March 31, 2004 was $122.9 million resulting from the consolidation of our partners’ share of construction joint venture backlog under FIN No. 46 (see Note 7 to the Condensed Consolidated Financial Statements). Additions to HCD backlog during the quarter included a $45.6 million toll road project in Florida.

Branch Division backlog of $478.6 million at March 31, 2004 was $22.2 million, or 4.9%, higher than the Branch Division backlog at December 31, 2003 and $48.5 million, or 9.2%, lower than the Branch Division backlog at March 31, 2003. A sizeable percentage of Branch Division anticipated contract revenue in any year is not reflected in our backlog due to the short duration of smaller Branch Division projects that are initiated and completed during each year.

Gross Profit
Three months ended March 31,
(in thousands)	2004	2003
Branch Division gross profit	$14,157	$15,592
Percent of division revenue	8.5%	9.1%

Heavy Construction Division gross profit (loss)	$(3,523)	$14,846
Percent of division revenue	(2.1)%	11.4%

Other gross profit	$50	$2,579

Total gross profit	$10,684	$33,017
Percent of total revenue	3.2%	10.9%

Gross Profit: We recognize revenue only equal to cost, deferring profit recognition, until a project reaches 25% completion. Because we have a large number of projects at various stages of completion in our Branch Division, this policy generally has very little impact on the Branch Division’s gross profit on a quarterly or annual basis. However, HCD has fewer projects in process at any given time and those projects tend to be much larger than Branch Division projects. As a result, HCD gross profit as a percent of revenue can vary significantly in periods where one or several very large projects reach 25% completion and the deferred profit is recognized or conversely, in periods where backlog is growing rapidly and a higher percentage of projects are in their early stages with no associated gross margin recognition.

Additionally, we do not recognize revenue from contract claims until we have a signed settlement agreement and payment is assured and we do not recognize revenue from contract change orders until the contract owner has agreed to the change order. However, we do recognize the costs related to any contract claims or pending change orders when they are incurred. As a result, our gross profit as a percent of revenue can vary during periods when a large volume of change orders or contract claims are pending resolution (reducing gross profit percent) or, conversely, during periods where large change orders or contract claims are agreed or settled (increasing gross profit percent). Although this variability can occur in both our Branch Division and HCD, it can be much more pronounced in HCD because of the larger size and complexity of its projects.

Revenue from projects that were less than 25% complete was $54.9 million in the quarter ended March 31, 2004 and $41.0 million in the quarter ended March 31, 2003. No significant claim revenue was recognized in either quarter.

Branch Division gross profit as a percent of revenue decreased in the first quarter of 2004 as compared with the first quarter of 2003. This decrease was largely due to costs incurred in the first quarter of 2004 of approximately $1.4 million associated with the closing of certain ready-mix concrete plants in preparation for their subsequent sale during the quarter (see Note 13 to the Condensed Consolidated Financial Statements).

The Heavy Construction Division incurred negative gross profit in the first quarter of 2004 due to the recognition of increased costs of approximately $20.0 million related to changes in estimates of costs to complete its projects, including $1.0 million representing a joint venture partner’s proportionate share that has been newly consolidated during the period (see Note 7 to the Condensed Consolidated Financial Statements). Of this total, $19.0 million related to changes in our cost estimates for eight large projects.

The amount attributable to each project ranged from approximately $0.5 million to $4.0 million. These forecast adjustments are attributable to unanticipated changes in project conditions occurring in the quarter including costs associated with added scope changes, extended overhead due to owner and weather delays, design problems on design/build projects, subcontractor performance issues, changes in productivity expectations and higher estimated liquidated damages on two projects.

Cost of revenue consists of direct costs on contracts, including labor and materials, subcontractor costs, direct overhead costs and equipment expense (primarily depreciation, maintenance and repairs and fuel).

General and Administrative Expenses
Three months ended March 31,
(in thousands)	2004	2003
Salaries and related expenses	$23,062	$21,646
Incentive compensation, discretionary profit sharing and other variable compensation	2,400	4,429
Other general and administrative expenses	11,082	10,475

Total	$36,544	$36,550

Percent of revenue	10.8%	12.1%

General and Administrative Expenses: Salaries and related expenses in the three months ended March 31, 2004 increased $1.4 million, or 6.5%, over the comparable period in 2003 due primarily to a combination of higher payroll related benefits and normal salary increases. Incentive compensation, discretionary profit sharing and other variable compensation decreased in the three months ended March 31, 2004 compared with the three months ended March 31, 2003 due to the absence of net income in the quarter. Other general and administrative costs include information technology, occupancy, office equipment and supplies, depreciation, travel and entertainment, outside services, advertising and marketing, training and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses.

Gain on Sales of Property and Equipment
Three months ended March 31,
(in thousands)	2004	2003
	$13,330	$296

Gain on Sales of Property and Equipment: The increase in gain on sales of property and equipment in the three months ended March 31, 2004 as compared with the same period in 2003 was primarily due to a gain of approximately $10.0 million recognized on the sale of certain assets related to our ready-mix concrete business in Utah in the first quarter of 2004.

Other Income (Expense)
Three months ended March 31,
(in thousands)	2004	2003
Interest income	$1,398	$1,486
Interest expense	(1,740)	(2,109)
Equity in income of affiliates	107	18,015
Other, net	102	327

Total	$(133)	$17,719

Other Income (Expense): The decrease in equity in income of affiliates in the first quarter of 2004, compared with the first quarter of 2003 was due to the absence of $18.4 million in income recorded in the first quarter of 2003 related to the sale of the State Route 91 Tollroad Franchise by the California Private Transportation Corporation, of which we are a 22.2% limited partner.

Provision for (Benefit from) Income Tax
Three months ended March 31,
(in thousands)	2004	2003
Provision for (benefit from) income taxes	$(4,384)	$5,241
Effective tax rate	34.6%	36.2%

Provision for (Benefit From) Income Tax: Our effective tax rate decreased to 34.6% in the first quarter of 2004 from 36.2% in the first quarter of 2003 due to the effect of consolidating our partners’ share of construction joint venture income under FIN No. 46 (see Note 7 to the Condensed Consolidated Financial Statements). Generally, our construction joint ventures are not subject to income taxes on a stand-alone basis.

Outlook

While the first part of 2004 has been challenging for us, the ongoing opportunities for both of our operating divisions continue to provide us with the foundation for an optimistic long-term outlook.

Our Heavy Construction Division is currently forecasting increased operating income in 2004 over that of 2003, despite our first quarter 2004 results which were adversely affected by write-downs on a number of our large complex HCD projects. In addition, our pipeline of large HCD projects to bid remains full with opportunities spread across the country. However, with the lack of a new federal highway bill (discussed below) and the resulting uncertainty of the size and timing of a new bill, we have witnessed the delay of some projects. Despite these delays, the extensive list of projects being let in highway, transit and marine work offers opportunities to bid the work which best matches our strengths.

Overall, the current bidding environment in the Branch Division remains relatively unchanged from what we have experienced over the past year and is supported to a large degree by the continuing strong private sector housing market. Although the California state government continues to grapple with a significant deficit, funding for transportation is expected to stabilize in the coming fiscal year at a level above what we have witnessed over the past year. Caltrans’ cash flow for transportation projects is primarily driven by revenues from gas tax receipts, truck weight fees and federal assistance. While this news does provide a more optimistic public sector outlook for our business in California than we have had in some time, we have not seen a significant impact on our business to date and the next year’s state budget is a long way from being enacted.

Governor Schwarzenegger is due to submit his revised fiscal 2004-2005 budget on May 10, 2004. Preliminary indications are that the original cuts to transportation may be mitigated in the revision. We will be able to provide more information about the revised budget in our next Outlook. Looking ahead, the Schwarzenegger administration has stated that it recognizes transportation needs and looks forward to fully restoring transportation funding once the current fiscal crisis has passed.

The federal funding outlook is tied to the reauthorization of the federal highway bill. In late April, a second Transportation Equity Act (TEA-21) extension passed the legislature, which continues federal funding for highways and transit through June 30, 2004. The new replacement authorization bill is waiting the appointment of a House-Senate Conference Committee to begin working out a measure that can pass both houses. Currently, the Senate bill passed at $318 billion while the House of Representatives passed its bill at $275 billion. These two funding bills compare to the prior 6-year $218 billion TEA-21 bill that expired in September of 2003.

Complicating the resolution in the House and Senate is the final hurdle for the bill – the Bush Administration. President Bush has been adamant that he will not sign a bill that includes new taxes or a transfer of General Fund money to transportation accounts. The Bush Administration’s position has been that transportation must be funded with user fees and that a gas tax increase is not acceptable. According to transportation industry sources, recent reports are that the Bush Administration has been in discussions with House and Senate leaders to compromise on a bill this year, most likely at a level nearer the $275 billion passed by the House.

We have also been paying close attention to the rise in both oil and steel prices. We are subject to oil price volatility as it relates to our use of liquid asphalt and diesel fuel. We can be partially protected by liquid asphalt escalation clauses that are in some of our larger contracts however, not all contracts provide such protection. Although we are exposed to price spikes in projects that do not include such clauses, we have historically been able to recover some or all of those costs when prices come down. With respect to steel, we are exposed to price increases and steel delivery delays on some of our HCD projects that are currently under construction. While we do have some exposure in these areas of our business, we have not been materially adversely impacted to date. In an effort to minimize our exposure on future projects, we are closely monitoring the industry’s outlook on future pricing so that we may include future price escalation into our bids.

Liquidity and Capital Resources

	Three Months Ended March 31,
(in thousands)	2004	2003
Cash and cash equivalents	$102,006	$75,043
Net cash provided (used) by:
Operating activities	(24,762)	26,524
Investing activities	1,678	8,632
Financing activities	(14,543)	(12,145)
Capital expenditures	18,521	20,139

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

Our cash and cash equivalents and short-term and long-term marketable securities totaled $219.9 million at March 31, 2004, and includes cash from our newly consolidated joint ventures (see Note 7 to the Condensed Consolidated Financial Statements). We believe that our current cash and cash equivalents, short-term investments, cash generated from operations and amounts available under our existing credit facilities will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations through the next twelve months and beyond. If we experience a significant change in our business such as the execution of a significant acquisition, we would likely need to acquire additional sources of financing.

Cash used in operating activities of $24.8 million for the three months ended March 31, 2004 represents a $51.3 million decrease from the amount provided by operating activities during the same period in 2003. The decrease was primarily due to our net loss in the 2004 quarter, cash of approximately $7.3 million used to purchase and develop properties held for sale and a decrease in billings in excess of cost, net (after the effects of FIN 46 consolidation) in the 2004 quarter.

Cash provided by investing activities of $1.7 million for the three months ended March 31, 2004 represents a $7.0 million decrease from the amount provided by investing activities during the same period in 2003. Investing activities in the first quarter of 2003 included cash received from the sale of the State Route 91 toll road franchise by CPTC.

Cash used by financing activities was $14.5 million for the three months ended March 31, 2004, an increase of $2.4 million from the same period in 2003. The increase was mainly due to the purchase of our common stock for contribution to the ESOP during the 2004 quarter.

We had standby letters of credit totaling approximately $1.4 million outstanding at March 31, 2004, all of which expire during 2004.

In addition to our working capital and cash generated from operations, we currently have access to funds under a $100.0 million bank revolving line of credit, which allows for unsecured borrowings for up to three years through June 27, 2006, with interest rate options. Outstanding borrowings under the revolving line of credit are at our choice of selected LIBOR rates plus a margin that is recalculated quarterly. The margin was 1.25% at March 31, 2004. The unused and available portion of this line of credit was $98.8 million at March 31, 2004. Additionally, our Wilder subsidiary has a bank revolving line of credit of $10.0 million that expires in June 2005. There were no amounts outstanding under the Wilder line of credit at March 31, 2004.

Restrictive covenants under the terms of our debt agreements require the maintenance of certain financial ratios and the maintenance of tangible net worth (as defined) of approximately $391.3 million. We were in compliance with these covenants at March 31, 2004. Additionally, our Wilder subsidiary has restrictive covenants (on a Wilder stand-alone basis) under the terms of its debt agreements that include the maintenance of certain ratios of working capital, liabilities to net worth and tangible net worth and restrict Wilder capital expenditures in excess of specified limits. Wilder was in compliance with these covenants at March 31, 2004. Failure to comply with these covenants could cause the amounts due under the debt agreements to become currently payable.

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

There was no significant change in our exposure to market risk during the three months ended March 31, 2004.

Item 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

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

The original complaint was filed in January 1999 and the Third Amended Complaint was filed in February 2003. On May 30, 2003, Wasatch Constructors and the coordinated defendants filed their motion to dismiss the Third Amended Complaint. On December 23, 2003, the Court issued its order granting Wasatch Constructors’ and the coordinated defendants’ motion to dismiss the Third Amended Complaint but allowed the plaintiffs one last opportunity to amend their complaint. The original deadline for plaintiffs to file their Fourth Amended Complaint was February 27, 2004 but was subsequently extended by the court to March 12, 2004. On March 9, 2004 the court extended that deadline to July 12, 2004.

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

Item 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF SECURITIES

The following table sets forth information regarding the repurchase of shares of our common stock during the quarter ended March 31, 2004:

			Total number of	Approximate dollar
			shares purchased	value of shares that
			as part of publicly	may yet be
	Total number of	Average price	announced plans	purchased under the
Period	shares purchased [1]	paid per share	or programs [2]	plans or programs [2]
January 1, 2004 through January 31, 2004	—	—	—	$22,787,537

February 1, 2004 through February 29, 2004	64,100	$23.30	—	$22,787,537

March 1, 2004 through March 31, 2004	115,373	$23.95	—	$22,787,537

Total	179,473	$23.71	—

[1]	The total number of shares purchased includes: (i) shares purchased for contribution to our Employee Stock Ownership Plan; and (ii) shares purchased in connection with employee tax withholding for shares granted under our 1990 Equity Incentive Plan and our 1999 Equity Incentive Plan.

[2]	On October 16, 2002, we publicly announced that our Board of Directors had authorized us to repurchase up to $25.0 million worth of shares of our Company’s common stock at management’s discretion.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-15(e)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-15(e)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED
Dated: May 10, 2004	By:	/s/ William E. Barton
William E. Barton
Senior Vice President and Chief Financial Officer