Form 10-Q
period 2004-06-30
GRANITE CONSTRUCTION INC
filed 2004-08-06
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended June 30, 2004

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes    (X)   No   (  )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 28, 2004.

Class	Outstanding

Common Stock, $0.01 par value	41,609,521 shares

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

Granite Construction Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited — in thousands, except share and per share data)

	June 30, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$112,555	$69,919
Short-term marketable securities	62,535	90,869
Accounts receivable, net	389,479	288,210
Costs and estimated earnings in excess of billings	55,682	31,189
Inventories	33,222	29,878
Deferred income taxes	22,144	22,421
Equity in construction joint ventures	19,901	42,250
Other current assets	45,601	43,915

Total current assets	741,119	618,651
Property and equipment, net	356,377	344,734
Long-term marketable securities	32,949	41,197
Investments in affiliates	12,974	18,295
Other assets	47,091	37,533

	$1,190,510	$1,060,410

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$10,482	$8,182
Accounts payable	213,989	135,468
Billings in excess of costs and estimated earnings	128,257	99,337
Accrued expenses and other current liabilities	105,227	105,717

Total current liabilities	457,955	348,704

Long-term debt	131,592	126,708

Other long-term liabilities	27,550	24,938

Deferred income taxes	45,775	44,297

Commitments and contingencies

Minority interest in consolidated subsidiaries	25,905	10,872

Stockholders’ equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 41,609,521 shares in 2004 and 41,528,317 in 2003	416	415
Additional paid-in capital	75,812	73,651
Retained earnings	438,648	442,272
Accumulated other comprehensive income	604	76

	515,480	516,414
Unearned compensation	(13,747)	(11,523)

	501,733	504,891

	$1,190,510	$1,060,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Construction	$487,718	$403,399	$785,070	$665,865
Material sales	71,036	66,006	110,702	105,700

Total revenue	558,754	469,405	895,772	771,565

Cost of revenue:
Construction	443,079	362,456	734,549	596,700
Material sales	55,931	53,766	90,795	88,665

Total cost of revenue	499,010	416,222	825,344	685,365

Gross Profit	59,744	53,183	70,428	86,200
General and administrative expenses	35,914	36,395	72,458	72,945
Gain on sales of property and equipment	1,109	232	14,439	528

Operating income	24,939	17,020	12,409	13,783

Other income (expense):
Interest income	1,317	2,002	2,715	3,488
Interest expense	(1,859)	(2,529)	(3,599)	(4,638)
Equity in income of affiliates	2,766	110	2,873	18,125
Other, net	(7)	1,951	95	2,278

	2,217	1,534	2,084	19,253

Income before provision for income taxes and minority interest	27,156	18,554	14,493	33,036
Provision for income taxes	9,239	6,718	4,855	11,959

Income before minority interest	17,917	11,836	9,638	21,077
Minority interest in consolidated subsidiaries	(4,111)	(1,042)	(4,941)	(265)

Net income	$13,806	$10,794	$4,697	$20,812

Net income per share
Basic	$0.34	$0.27	$0.12	$0.52
Diluted	$0.34	$0.26	$0.11	$0.51
Weighted average shares of common stock
Basic	40,417	40,212	40,341	40,130
Diluted	41,018	40,802	40,919	40,657
Dividends per share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — in thousands)

Six Months Ended June 30,	2004	2003
Operating Activities
Net income	$4,697	$20,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	30,618	32,979
Gain on sales of property and equipment	(14,439)	(528)
Change in deferred income taxes	1,478	—
Amortization of unearned compensation	2,010	2,997
Common stock contributed to ESOP	3,989	—
Minority interest in income of consolidated subsidiaries	4,941	265
Equity in income of affiliates	(2,873)	(18,125)
Gain on sale of equity investment	—	(1,853)
Changes in assets and liabilities, net of the effects of FIN 46 consolidation:
Accounts receivable	(59,339)	(29,113)
Inventories	(3,344)	(2,714)
Equity in construction joint ventures	786	(4,816)
Other assets	7,844	3,627
Accounts payable	61,014	33,741
Billings in excess of costs and estimated earnings, net	(42,478)	(17,126)
Accrued expenses and other liabilities	(9,915)	8,863

Net cash (used in) provided by operating activities	(15,011)	29,009

Investing Activities
Purchases of marketable securities	(46,160)	(80,289)
Maturities of marketable securities	81,242	111,439
Additions to property and equipment	(37,525)	(42,597)
Proceeds from sales of property and equipment	9,191	2,060
Proceeds from sale of equity investment	—	6,033
Distributions from affiliates, net	8,193	13,699
Acquisition of minority interest	(9,219)	—
Other investing activities	—	(1,628)

Net cash provided by investing activities	5,722	8,717

Financing Activities
Additions to long-term debt	22,908	18,890
Repayments of long-term debt	(22,587)	(23,455)
Dividends paid	(8,313)	(7,455)
Repurchases of common stock	(6,260)	(1,679)
Contributions from minority partners	5,093	1,275
Distributions to minority partners	(8,904)	—
Other financing activities	274	281

Net cash used in financing activities	(17,789)	(12,143)

(Decrease) increase in cash and cash equivalents	(27,078)	25,583
Cash and cash equivalents added in FIN 46 consolidation	69,714	—
Cash and cash equivalents at beginning of period	69,919	52,032

Cash and cash equivalents at end of period	$112,555	$77,615

Supplementary Information
Cash paid during the period for:
Interest	$3,773	$4,590
Income taxes	3,093	5,317
Non-cash investing and financing activity:
Restricted stock issued for services	$4,234	$5,908
Dividends accrued but not paid	4,161	4,154
Financed acquisition of long-term asset	6,863	4,004
Notes received from sale of assets	8,893	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we”, “us”, “our” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2004 and the results of our operations and cash flows for the periods presented. The December 31, 2003 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

2.	Newly Effective and Recently Issued Accounting Pronouncements:

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and requires that a variable interest entity (“VIE”) be consolidated by a company that is considered to be the primary beneficiary of that VIE. In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46”) to address certain implementation issues.

We were required to adopt FIN 46 no later than the end of the first interim or annual reporting period ending after March 15, 2004 for all VIEs (other than Special Purpose Entities) created prior to February 1, 2003. As is common in the construction industry, we have entered into certain construction contracts with third parties through joint ventures and we have determined that certain of these joint ventures are VIEs. As a result of our adoption of FIN 46, we have consolidated all VIEs in which we are the primary beneficiary as of January 1, 2004 (See Note 7 to these condensed consolidated financial statements). We will continue to account for all other such joint ventures in accordance with Emerging Issues Task Force Issue 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures.”

3.	Change in Accounting Estimate:

During the three months ended March 31, 2004, we recognized increased project costs of approximately $20.0 million. The cost increases were primarily due to changes in the estimates on eight projects being performed by our Heavy Construction Division. The amount attributable to any individual project ranged from approximately $0.5 million to $4.0 million. These forecast adjustments were made in response to unanticipated changes in project conditions occurring during the three months ended March 31, 2004, resulting in changes to the estimates of the cost to complete the projects. These changes to the estimates were due to a variety of factors, including

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

recognition of costs associated with added scope changes, extended overhead due to owner and weather delays, design problems on design/build projects, subcontractor performance issues, changes in productivity expectations and higher than anticipated liquidated damages on two projects.

In the quarter ended June 30, 2004, additional cost of $5.4 million related to one of these projects was recognized, primarily due to a change in the estimate of the cost to complete the work related to a key project subcontract.

4.	Inventories:

Inventories consist primarily of quarry products valued at the lower of average cost or market.

5.	Property and Equipment:

(in thousands)	June 30, 2004	December 31, 2003
Land	$52,801	$53,583
Quarry property	73,749	75,329
Buildings and leasehold improvements	77,399	64,276
Equipment and vehicles	698,505	693,657
Office furniture and equipment	15,107	13,926

	917,561	900,771
Less accumulated depreciation, depletion and amortization	(561,184)	(556,037)

	$356,377	$344,734

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Intangible Assets:

The following intangible assets are included in other assets on our condensed consolidated balance sheets:

	June 30, 2004
	Gross	Accumulated	Net
(in thousands)	Value	Amortization	Value
Amortized intangible assets:
Covenants not to compete	$1,124	$(669)	$455
Permits	2,000	(428)	1,572
Trade names	1,425	(259)	1,166
Other	622	(229)	393

Total amortized intangible assets	5,171	(1,585)	3,586
Goodwill	22,100	—	22,100

	$27,271	$(1,585)	$25,686

	December 31, 2003
	Gross	Accumulated	Net
(in thousands)	Value	Amortization	Value
Amortized intangible assets:
Covenants not to compete	$1,249	$(674)	$575
Permits	2,000	(361)	1,639
Trade names	1,602	(991)	611
Acquired contracts	900	(900)	—
Other	622	(188)	434

Total amortized intangible assets	6,373	(3,114)	3,259
Goodwill	19,067	—	19,067

	$25,440	$(3,114)	$22,326

Amortization expense related to intangible assets was approximately $151,000 and $296,000 for the three months and six months ended June 30, 2004, respectively and approximately $358,000 and $715,000 for the three months and six months ended June 30, 2003, respectively. Amortization expense expected to be recorded in the future is as follows: $315,000 remaining in 2004, $646,000 in 2005, $485,000 in 2006, $391,000 in 2007, $379,000 in 2008 and $1,370,000 thereafter.

7.	Variable Interest Entities:

We have determined that certain of the construction joint ventures in which we participate are variable interest entities as defined by FIN 46. Accordingly, we have consolidated those joint ventures where we have determined that we are the primary beneficiary. Generally, each construction joint venture is formed to accomplish a specific project, is jointly controlled by the joint venture partners and is dissolved upon completion of the project. The joint venture agreements typically provide that our interests in any profits and assets, and our respective share in any losses and liabilities that may result from the performance of the contract are limited to our stated percentage interest in the project. Although the venture’s contract with the project owner typically requires joint and several liability, our agreements with our joint venture partners provide that each partner will assume and pay its full proportionate share of any losses resulting from a project. We have no significant commitments beyond completion of the contract.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The joint ventures we have consolidated are engaged in construction projects with total contract values ranging from $2.0 million to $329.7 million. Our proportionate share of the consolidated joint ventures ranges from 51.0% to 69.0%. As a result of our consolidation of these entities we have recorded assets (primarily current assets) of $91.0 million and current liabilities of $74.8 million as of January 1, 2004. There was no effect on our net income as a result of these consolidations for the three months and six months ended June 30, 2004.

The joint ventures in which we hold a significant interest but are not the primary beneficiary are engaged in construction projects with total contract values ranging from $90.7 million to $221.4 million. Our proportionate share of these joint ventures ranges from 25.0% to 40.0%. Circumstances that could lead to a loss under these arrangements beyond our proportionate share include a partner’s inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. At June 30, 2004, approximately $290.2 million of work representing our partners’ share of proportionately consolidated joint venture contracts in progress had yet to be completed.

8.	Earnings Per Share:

A reconciliation of shares used in calculating basic and diluted net income per share in the accompanying condensed consolidated statements of income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2004	2003	2004	2003
Weighted average shares outstanding
Weighted average common stock outstanding	41,604	41,537	41,544	41,395
Less weighted average restricted stock outstanding	1,187	1,325	1,203	1,265

Total	40,417	40,212	40,341	40,130

Diluted weighted average shares outstanding
Basic weighted average shares outstanding	40,417	40,212	40,341	40,130
Effect of dilutive securities:
Common stock options and units	52	23	53	19
Restricted stock	549	567	525	508

Total	41,018	40,802	40,919	40,657

Restricted stock representing approximately 417,000 shares and 363,000 shares for the three months June 30, 2004 and 2003, respectively, and approximately 321,000 shares and 441,000 shares for the six months ended June 30, 2004 and 2003, respectively, have been excluded from the calculation of diluted net income per share because their effects are anti-dilutive.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Comprehensive Income:

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2004	2003	2004	2003
Net income	$13,806	$10,794	$4,697	$20,812
Other comprehensive income:
Changes in net unrealized gains (losses) on investments	92	781	528	614

Total comprehensive income	$13,898	$11,575	$5,225	$21,426

10.	Commitments and Contingencies:

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

The original complaint was filed in January 1999 and the Third Amended Complaint was filed in February 2003. On May 30, 2003, Wasatch Constructors and the coordinated defendants filed their motion to dismiss the Third Amended Complaint. On December 23, 2003, the Court issued its order granting Wasatch Constructors’ and the coordinated defendants’ motion to dismiss the Third Amended Complaint but allowed the plaintiffs one last opportunity to amend their complaint. Plaintiffs’ Fourth Amended Complaint was filed on July 12, 2004.

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

Information about Profit (Loss) and Assets (in thousands):

	Three Months Ended June 30,
	HCD	Branch	Total
2004
Revenue from external customers	$225,062	$333,692	$558,754
Inter-segment revenue transfer	(4,933)	4,933	—

Net revenue	220,129	338,625	558,754
Depreciation, depletion and amortization	3,257	10,582	13,839
Operating profit	10,329	23,667	33,996

2003
Revenue from external customers	$192,825	$276,580	$469,405
Inter-segment revenue transfer	(2,974)	2,974	—

Net revenue	189,851	279,554	469,405
Depreciation, depletion and amortization	3,626	11,174	14,800
Operating profit	7,173	19,632	26,805

	Six Months Ended June 30,
	HCD	Branch	Total
2004
Revenue from external customers	$400,499	$495,273	$895,772
Inter-segment revenue transfer	(10,290)	10,290	—

Net revenue	390,209	505,563	895,772
Depreciation, depletion and amortization	6,836	21,414	28,250
Operating profit (loss)	(1,010)	18,041	17,031
Property and equipment	48,959	279,049	328,008
Goodwill	18,011	4,089	22,100

2003
Revenue from external customers	$325,370	$446,195	$771,565
Inter-segment revenue transfer	(5,434)	5,434	—

Net revenue	319,936	451,629	771,565
Depreciation, depletion and amortization	7,888	23,470	31,358
Operating profit	14,037	16,373	30,410
Property and equipment	43,037	297,830	340,867
Goodwill	18,011	1,056	19,067

Reconciliation of Segment Profit to Consolidated Totals (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Total profit for reportable segments	$33,996	$26,805	$17,031	$30,410
Gain on sales of property and equipment	1,109	232	14,439	528
Other income (expense), net	2,217	1,534	2,084	19,253
Unallocated other corporate income (expense), net	(10,166)	(10,017)	(19,061)	(17,155)

Income before provision for income taxes and minority interest	$27,156	$18,554	$14,493	$33,036

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Investments in Affiliates:

In June 2003, T.I.C. Holdings, Inc. (“TIC”) repurchased 0.3 million shares of the TIC shares held by us for a cash payment of $6.0 million. We account for our investment in TIC using the cost method. This transaction reduced our ownership interest from 15.5% to 10.6% and resulted in a gain of $1.9 million, which is included in other income (expense) for the three months and six months ended June 30, 2003.

In January 2003, the California Private Transportation Company, LP (“CPTC”), of which we are a 22.2% limited partner, closed the sale of the State Route 91 Toll Road Franchise to the Orange County Transportation Authority for $72.5 million in cash and the assumption of $135.0 million in long-term debt. We completed construction of the $60.4 million project in 1995 and have maintained an equity interest in the partnership since its inception. Included in other income (expense) for the six months ended June 30, 2003 is $18.4 million related to this sale by CPTC.

13.	Acquisitions:

In April 2004, we purchased an additional 643,348 shares of Wilder common stock for a cash payment of $9.2 million. As a result of this transaction, our interest in Wilder increased from 60.3% to 75.0%. The acquisition was accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”, and the excess purchase price over fair value of the net tangible and intangible assets acquired, $3.0 million, was allocated to goodwill.

14.	Sale of Assets:

In March 2004, we sold certain assets related to our ready-mix concrete business in Utah for cash of $10.0 million and promissory notes with an estimated fair value of $8.9 million which are payable in installments through 2010. The sale transaction resulted in the recognition of a gain of approximately $10.0 million.

15.	Reclassifications:

Certain financial statement items have been reclassified to conform to the current year’s format. These reclassifications had no impact on previously reported net income, financial position or cash flows.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Disclosure

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Granite that are based on current expectations, estimates, forecasts, and projections as well as the beliefs and assumptions of Granite’s management. Words such as “outlook”, “believes”, “expects”, “appears”, “may”, “will”, “should”, “anticipates” or the negative thereof or comparable terminology, are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K under the section entitled “Risk Factors”. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Granite undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

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

Our contracts are obtained primarily through competitive bidding in response to advertisements by federal, state and local agencies and private parties and to a lesser extent through negotiation with private parties. Our bidding activity is affected by such factors as backlog, current utilization of equipment and other resources, our ability to obtain necessary surety bonds and competitive considerations. Bidding activity, backlog and revenue resulting from the award of new contracts may vary significantly from period to period.

The two primary economic drivers of our business are (1) federal, state and local public funding levels and (2) the overall health of the economy, both nationally and locally. The level of demand for our services will have a direct correlation to these drivers. For example, a weak economy will generally result in a reduced demand for construction in the private sector. This reduced demand increases competition for fewer private sector projects and will ultimately also increase competition in the public sector as companies migrate from bidding on scarce private sector work to projects in the public sector. Greater competition can reduce revenue growth and/or increase pressure on gross profit margins. A weak economy also tends to produce less tax revenue, thereby decreasing the funds available for spending on public infrastructure improvements. There are funding sources that have been specifically earmarked for infrastructure spending, such as gasoline taxes, which are not necessarily directly impacted by a weak economy. However, even these funds can be temporarily at risk as state and local governments struggle to balance their budgets. Conversely, higher public funding and/or a robust economy will increase demand for our services and provide opportunities for revenue growth and margin improvement.

Our general and administrative costs include salaries and related expenses, incentive compensation, discretionary profit sharing and other variable compensation, as well as other overhead costs to support our overall business. In general, these costs will increase in response to the growth and the related increased complexity of our business. These costs may also vary depending on the number of projects in process in a particular area and the corresponding level of estimating activity. For example, as large projects are completed or if the level of work slows down in a particular area, we will often re-assign employees who had been working on those projects to estimating and bidding activities until another project is ready to start, which temporarily moves their salaries and other related costs from cost of revenue to general and administrative expense. Additionally, our compensation strategy for selected management personnel is to rely heavily on a variable cash and restricted stock performance-based incentive element. The cash portion of these incentives is expensed when earned while the restricted stock portion is expensed over the vesting period of the stock (generally five years). Depending on the mix of cash and restricted stock, these incentives can have the effect of increasing general and administrative expenses in very profitable years and decreasing expenses in less profitable years.

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
Revenue	2004		2003		2004		2003
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue by Division:
Branch Division	$338,625	60.6%	$279,554	59.6%	$505,563	56.4%	$451,629	58.5%
Heavy Construction Division	220,129	39.4%	189,851	40.4%	390,209	43.6%	319,936	41.5%

	$558,754	100.0%	$469,405	100.0%	$895,772	100.0%	$771,565	100.0%

Revenue by Geographic Area:
California	$188,737	33.8%	$151,702	32.3%	$303,054	33.9%	$262,704	34.1%
West (excluding California)	173,713	31.1%	166,621	35.5%	248,166	27.7%	262,655	34.0%
Midwest	17,457	3.1%	14,830	3.2%	36,108	4.0%	24,675	3.2%
Northeast	80,243	14.4%	42,139	9.0%	133,558	14.9%	70,326	9.1%
South	98,604	17.6%	94,113	20.0%	174,886	19.5%	151,205	19.6%

	$558,754	100.0%	$469,405	100.0%	$895,772	100.0%	$771,565	100.0%

Revenue by Market Sector:
Federal Agencies	$37,801	6.8%	$12,882	2.7%	$50,105	5.6%	$22,212	2.9%
State Agencies	201,802	36.1%	193,043	41.1%	328,297	36.6%	303,352	39.3%
Local Public Agencies	171,594	30.7%	142,557	30.4%	279,798	31.2%	238,948	31.0%

Total Public Sector	411,197	73.6%	348,482	74.2%	658,200	73.4%	564,512	73.2%

Private Sector	76,521	13.7%	54,917	11.7%	126,870	14.2%	101,353	13.1%
Material Sales	71,036	12.7%	66,006	14.1%	110,702	12.4%	105,700	13.7%

	$558,754	100.0%	$469,405	100.0%	$895,772	100.0%	$771,565	100.0%

Revenue: Revenue from our Branch Division for the three and six month periods ended June 30, 2004 increased over the corresponding 2003 periods by $59.1 million, or 21.1% and $53.9 million, or 11.9%, respectively. The growth in revenue reflects increases during the quarter in both public and private sector revenue. The increased private sector revenue reflects an increased demand created by a continuing strong housing market in California and other Branch Division locations. Additionally, the Branch Division benefited from improved weather, especially in the first part of the second quarter, compared to the same period in 2003, when it experienced higher than normal rainfall in many of the areas in which it operates.

Revenue from our Heavy Construction Division for the three and six month periods ended June 30, 2004 increased over the corresponding 2003 periods by $30.3 million, or 15.9%, and $70.3 million, or 22.0%, respectively. Included in HCD revenue during the three and six month periods ending June 30, 2004 is $25.6 million and $48.7 million, respectively, resulting from the consolidation of our partners’ share of construction joint venture revenue under FIN 46, “Consolidation of Variable Interest Entities” (“FIN 46”) (see Note 7 to the Condensed Consolidated Financial Statements). The remaining increase was due primarily to increased volume from a higher backlog at the beginning of the respective periods.

	June 30		March 31		June 30
Backlog	2004		2004		2003
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Backlog by Division:
Heavy Construction Division	$1,378,110	67.6%	$1,567,750	76.6%	$1,395,185	72.2%
Branch Division	660,059	32.4%	478,617	23.4%	536,209	27.8%

	$2,038,169	100.0%	$2,046,367	100.0%	$1,931,394	100.0%

Backlog by Geographic Area:
California	$322,591	15.8%	$235,753	11.6%	$296,469	15.4%
West (excluding California)	442,695	21.7%	369,439	18.0%	401,387	20.8%
Midwest	32,507	1.6%	41,743	2.0%	65,186	3.3%
Northeast	683,054	33.5%	755,936	36.9%	426,987	22.1%
South	557,322	27.4%	643,496	31.5%	741,365	38.4%

	$2,038,169	100.0%	$2,046,367	100.0%	$1,931,394	100.0%

Backlog by Market Sector:
Federal agencies	$113,384	5.5%	$122,960	6.0%	$88,997	4.6%
State agencies	711,242	34.9%	780,550	38.1%	847,726	43.9%
Local public agencies	1,002,397	49.2%	976,396	47.8%	817,399	42.3%

Total public sector	1,827,023	89.6%	1,879,906	91.9%	1,754,122	90.8%

Private sector	211,146	10.4%	166,461	8.1%	177,272	9.2%

	$2,038,169	100.0%	$2,046,367	100.0%	$1,931,394	100.0%

Backlog: Heavy Construction Division backlog of $1.4 billion at June 30, 2004 was $189.6 million, or 12.1%, lower than the HCD backlog at March 31, 2004 and $17.1 million, or 1.2%, lower than the HCD backlog at June 30, 2003. Included in the HCD backlog at June 30, 2004 and March 31, 2004 was $105.1 million and $122.9 million, respectively, resulting from the consolidation of our partners’ share of construction joint venture backlog under FIN 46 (see Note 7 to the Condensed Consolidated Financial Statements). The decrease in backlog over the prior periods was due primarily to a lack of new project awards in the quarter.

Branch Division backlog of $660.1 million at June 30, 2004 was $181.4 million, or 37.9%, higher than Branch Division backlog at March 31, 2004 and $123.9 million, or 23.1%, higher than Branch Division backlog at June 30, 2003. The increased backlog reflects increases in both private sector and public sector awards in the quarter ended June 30, 2004, including a $20.4 million airport expansion project in Utah, a $20.4 million pedestrian bridge project in Nevada, and a $35.7 million subdivision project in California. A sizeable percentage of Branch Division anticipated contract revenue in any year is not reflected in our backlog due to the short duration of smaller Branch Division projects that are initiated and completed during each year.

Gross Profit	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Branch Division	$41,774	$38,248	$55,931	$53,840
Percent of division revenue	12.3%	13.7%	11.1%	11.9%

Heavy Construction Division	$18,354	$14,606	$14,831	$29,452
Percent of division revenue	8.3%	7.7%	3.8%	9.2%

Other gross profit (loss)	$(384)	$329	$(334)	$2,908

Total gross profit	$59,744	$53,183	$70,428	$86,200
Percent of total revenue	10.7%	11.3%	7.9%	11.2%

Gross Profit: We recognize revenue only equal to cost, deferring profit recognition, until a project reaches 25% completion. Because we have a large number of projects at various stages of completion in our Branch Division, this policy generally has little impact on the Branch Division’s gross profit on a quarterly or annual basis. However, HCD has fewer projects in process at any given time and those projects tend to be much larger than Branch Division projects. As a result, HCD gross profit as a percent of revenue can vary significantly in periods where one or several very large projects reach 25% completion and the deferred profit is recognized or conversely, in periods where backlog is growing rapidly and a higher percentage of projects are in their early stages with no associated gross margin recognition.

Additionally, we do not recognize revenue from contract claims until we have a signed settlement agreement and payment is assured and we do not recognize revenue from contract change orders until the contract owner has agreed to the change order. However, we do recognize the costs related to any contract claims or pending change orders when they are incurred. As a result, our gross profit as a percent of revenue can vary during periods when a large volume of change orders or contract claims are pending resolution (reducing gross profit percent) or, conversely, during periods where large change orders or contract claims are agreed to or settled (increasing gross profit percent). Although this variability can occur in both our Branch Division and HCD, it can be much more pronounced in HCD because of the larger size and complexity of its projects.

Gross profit as a percent of revenue in the Branch Division was negatively impacted by a larger volume of work performed on jobs less than 25% complete which grew from $11.2 million to $25.3 million for the three months ended June 30, 2003 and 2004, respectively, and from $12.0 million to $26.1 million for the six months ended June 30, 2003 and 2004, respectively. Additionally, the Branch Division incurred costs in the first quarter of 2004 of approximately $1.4 million associated with the closing of certain ready-mix concrete plants in preparation for their subsequent sale during the quarter (see Note 14 to the Condensed Consolidated Financial Statements).

In the second quarter of 2004, HCD gross profit as a percent of revenue improved over the corresponding prior year period primarily due to profit recognized on three large projects that reached 25% complete during the quarter, partially offset by the recognition of approximately $5.4 million in additional costs attributable to unanticipated changes in project conditions at one project. On a year to date basis, HCD gross profit as a percent of revenue fell to 3.8% in 2004 from 9.2% in 2003 due to the recognition of increased costs of approximately $20.0 million in the first quarter of 2004 primarily related to changes in our cost estimates for eight large projects. The amount attributable to each project ranged from approximately $0.5 million to $4.0 million. These forecast adjustments were made in response to unanticipated changes in project conditions occurring in the quarter, including costs associated with added scope changes, extended overhead due to owner and weather delays, design problems on design/build projects, subcontractor performance issues, changes in productivity expectations and higher than anticipated liquidated damages on two projects.

Cost of revenue consists of direct costs on contracts, including labor and materials, subcontractor costs, direct overhead costs and equipment expense (primarily depreciation, maintenance and repairs and fuel).

General and Administrative Expenses	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Salaries and related expenses	$20,398	$19,768	$43,460	$41,414
Incentive compensation, discretionary profit sharing and other variable compensation	3,470	4,604	5,870	9,036
Other general and administrative expenses	12,046	12,023	23,128	22,495

Total	$35,914	$36,395	$72,458	$72,945

Percent of revenue	6.4%	7.8%	8.1%	9.5%

General and Administrative Expenses: Salaries and related expenses in the three months and six months ended June 30, 2004 increased $0.6 million, or 3.2%, and $2.0 million, or 4.9%, respectively over the comparable periods in 2003 due primarily to a combination of higher payroll related benefits and normal salary increases. Incentive compensation, discretionary profit sharing and other variable compensation decreased in the six months ended June 30, 2004 compared with the comparable period in 2003 due primarily to lower profitability in the 2004 period. Other general and administrative costs include information technology, occupancy, office equipment and supplies, depreciation, travel and entertainment, outside services, advertising and marketing, training and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses.

Gain on Sales of Property and Equipment	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
	$1,109	$232	$14,439	$528

Gain on Sales of Property and Equipment: The increase in gain on sales of property and equipment in the six months ended June 30, 2004 as compared with the same period in 2003 was primarily due to a gain of approximately $10.0 million recognized on the sale of certain assets related to our ready-mix concrete business in Utah in the first quarter of 2004.

Other Income (Expense)	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Interest income	$1,317	$2,002	$2,715	$3,488
Interest expense	(1,859)	(2,529)	(3,599)	(4,638)
Equity in income of affiliates	2,766	110	2,873	18,125
Other, net	(7)	1,951	95	2,278

Total	$2,217	$1,534	$2,084	$19,253

Other Income (Expense): The increase in equity in income of affiliates in the second quarter of 2004, compared with the second quarter of 2003 was due to the recognition of $2.1 million related to the gain on sale of certain assets by a partnership in which we hold a 9.0% interest. The decrease in equity in income of affiliates in the six months ended June 30, 2004, compared with the corresponding period in 2003 was due to $18.4 million in income recorded in the first quarter of 2003 related to the sale of the State Route 91 Tollroad Franchise by the California Private Transportation Corporation, of which we are a 22.2% limited partner.

Provision for Income Taxes	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Provision for income taxes	$9,239	$6,718	$4,855	$11,959

Effective tax rate	34.0%	36.2%	33.5%	36.2%

Provision for Income Tax: Our effective tax rate decreased to 33.5% in the six months ended June 30, 2004 from 36.2% in the six months ended June 30, 2003 due primarily to the effect of consolidating our partners’ share of construction joint venture income under FIN 46 (see Note 7 to the Condensed Consolidated Financial Statements). Generally, our construction joint ventures are not subject to income taxes on a stand-alone basis.

Outlook

As we progress through our construction season, we continue to be encouraged by the economic strength in many of our markets and the opportunities provided to us by both the private and public sectors. In addition, we are paying close attention to funding issues at both the state and federal levels that will likely have an impact on our business in the future.

As the forces that drive our Branch business improve, our outlook for this area of our business is becoming more optimistic. Despite the uncertainty of both state transportation funding and the Federal highway bill, all of our branch offices in the West are very busy bidding and building work. Although some locations are experiencing stronger markets than others, most of our branches expect that this improved level of activity is sustainable through the end of the construction season. While interest rates have risen slightly, the demand for residential and commercial site development work in the private sector continues to be a primary driver for a number of branches.

The pipeline of large projects available for bidding also remains full. Over the next six months, HCD’s potential bid list includes approximately $3.0 billion in highway, bridge and transit work across the U.S. and in Canada. Many of these opportunities would require our expertise in the design-build method of project delivery.

We continue to forecast that 2004 HCD operating income will be better than in 2003. Our ability to achieve this expectation is dependent on several factors, including reaching 25 percent completion on a large HCD project late this year. Although we are currently on schedule, and expect to stay on schedule, it is possible this project could reach 25 percent in early 2005 rather than late 2004.

On the political front, the most significant funding issue we are tracking relates to the reauthorization of the federal transportation bill. Before departing for their summer recess House and Senate negotiators failed to reach a compromise over the investment level for a multi-year federal transportation bill to replace the previous legislation (the 6-year $218 billion Transportation Equity Act for the 21st Century) that expired last September. Both houses are advocating bills that include funding levels for transportation that are significantly higher than the $256 billion proposed by the Bush Administration. Prior to the scheduled recess in late July, House Republican negotiators presented a version of the bill that would provide $284 billion in guaranteed funding, $5 billion less than the Senate’s proposal. Conferees were unable to agree on a final amount before the recess thereby resulting in a fifth extension measure that allows the federal highway and transit program to continue to operate under a temporary authorization law. This fifth extension continues funding levels at the fiscal year 2004 levels through September 30, 2004. With the November Presidential election rapidly approaching, the upcoming challenge for Congress will be to pass legislation in the 20 legislative days that will be left when they return to work in September. For more information on the Federal Highway Bill, please visit the American Road and Transportation Builders Association website at www.artba.com.

In late July, California state legislators and Governor Schwarzenegger reached an agreement on a $105 billion state budget. As the result of the Governor’s renegotiation of certain Indian gaming compacts (Assembly Bill 687), an additional early repayment of $1.2 billion owed to transportation accounts by the general fund may occur. This additional money would be generated by a bond issue to be financed through State proceeds from the casino accords. Before the bond offering can take place, two gaming initiatives on the November ballot must be defeated. Governor Schwarzenegger is actively opposing both measures. For more information on the budget or the bond issue, please visit the state of California’s website at www.ca.gov or the Legislative Analyst Office website at www.lao.ca.gov.

As we discussed last quarter, we are subject to oil price volatility as it relates to our use of liquid asphalt in our production of asphaltic concrete and diesel fuel for our rolling stock equipment. We manage our exposure to these price changes by monitoring these commodities and pricing them into our projects and contracts accordingly. Some of our contracts include clauses for liquid asphalt escalation and de-escalation that provide protection in the event that oil product prices change significantly. Although we are exposed to price spikes in projects that do not include such clauses, this can be mitigated when prices come down. In addition, we are exposed to steel price increases and delivery delays on some of our HCD projects that are currently under construction. While we do have some exposure in these areas of our business, we have not been materially impacted to date.

Looking forward, although our long-term visibility is affected by funding legislation at the state and federal levels that has yet to be resolved, we are encouraged by the bidding opportunities we are witnessing for both divisions. We will continue to implement our strategy to grow the Company both internally and through acquisitions and focus on execution to improve our financial performance in both divisions.

Liquidity and Capital Resources

	Six Months Ended June 30,
(in thousands)	2004	2003
Cash and cash equivalents	$112,555	$77,615
Net cash provided by (used in):
Operating activities	(15,011)	29,009
Investing activities	5,722	8,717
Financing activities	(17,789)	(12,143)
Capital expenditures	(37,525)	(42,597)

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

Our cash and cash equivalents and short-term and long-term marketable securities totaled $208.0 million at June 30, 2004, and include cash from our newly consolidated joint ventures (see Note 7 to the Condensed Consolidated Financial Statements). We believe that our current cash and cash equivalents, short-term investments, cash generated from operations and amounts available under our existing credit facilities will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations through the next twelve months and beyond. If we experience a significant change in our business such as the execution of a significant acquisition, we would likely need to acquire additional sources of financing.

Cash used in operating activities of $15.0 million for the six months ended June 30, 2004 represents a $44.0 million decrease from the amount provided by operating activities during the same period in 2003. The decrease was primarily due to lower net income in the first six months of 2004 compared to the same period in 2003, cash of approximately $10.0 million used to purchase and develop properties held for sale, and a decrease in billings in excess of cost, net in the first six months of 2004. Additionally, there was higher growth in accounts receivable that was substantially offset by higher growth in accounts payable due to higher revenue in the second quarter of 2004 compared with the second quarter of 2003.

Cash provided by investing activities of $5.7 million for the six months ended June 30, 2004 represents a $3.0 million decrease from the amount provided by investing activities during the same period in 2003. Investing activities in the first six months of 2004 included cash paid for the acquisition of additional interest in our majority-owned subsidiary, Wilder Construction Company (“Wilder”), and cash received from the sale of certain assets by one of our equity method investments. Investing activities in the first six months of 2003 included cash received from the sale of the State Route 91 toll road franchise by CPTC and proceeds from the partial sale of our investment in T. I. C. Holdings, Inc.

Cash used by financing activities was $17.8 million for the six months ended June 30, 2004, an increase of $5.6 million from the same period in 2003. The increase was mainly due to purchases of our common stock for contribution to the ESOP in 2004, and net distributions to minority partners in our consolidated construction joint ventures in 2004, and was partially offset by net proceeds from borrowings under a line of credit at one of our consolidated subsidiaries in the 2004 period.

We had standby letters of credit totaling approximately $1.4 million outstanding at June 30, 2004, all of which expire during 2004.

In addition to our working capital and cash generated from operations, we currently have access to funds under a $100.0 million bank revolving line of credit, which allows for unsecured borrowings for up to three years through June 27, 2006. Outstanding borrowings under the revolving line of credit are at our choice of selected LIBOR rates plus a margin that is recalculated quarterly. The margin was 1.25% at June 30, 2004. The unused and available portion of this line of credit was $98.8 million at June 30, 2004. Additionally, our Wilder subsidiary has a bank revolving line of credit of $10.0 million that expires in June 2006. Approximately $6.3 million was outstanding under the Wilder line of credit at June 30, 2004.

Restrictive covenants under the terms of our debt agreements require the maintenance of certain financial ratios and the maintenance of tangible net worth (as defined) of approximately $397.7 million. We were in compliance with these covenants at June 30, 2004. Additionally, our Wilder subsidiary has restrictive covenants (on a Wilder stand-alone basis) under the terms of its debt agreements that include the maintenance of certain ratios of working capital, liabilities to net worth and tangible net worth and restrict Wilder capital expenditures in excess of specified limits. Wilder was in compliance with these covenants at June 30, 2004. Failure to comply with these covenants could cause the amounts due under the debt agreements to become currently payable.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There was no significant change in our exposure to market risk during the six months ended June 30, 2004.

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2004 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

The original complaint was filed in January 1999 and the Third Amended Complaint was filed in February 2003. On May 30, 2003, Wasatch Constructors and the coordinated defendants filed their motion to dismiss the Third Amended Complaint. On December 23, 2003, the Court issued its order granting Wasatch Constructors’ and the coordinated defendants’ motion to dismiss the Third Amended Complaint but allowed the plaintiffs one last opportunity to amend their complaint. Plaintiffs’ Fourth Amended Complaint was filed on July 12, 2004.

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

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended June 30, 2004:

			Total number of	Approximate dollar
			shares purchased	value of shares that
			as part of publicly	may yet be
	Total number of	Average price	announced plans	purchased under the
Period	shares purchased[1]	paid per share	or programs[2]	plans or programs[2]
April 1, 2004 through April 30, 2004	584	$23.92	—	$22,787,537

May 1, 2004 through May 31, 2004	12,600	$18.04	—	$22,787,537

June 1, 2004 through June 30, 2004	93,800	$18.89	—	$22,787,537

Total	106,984	$18.82	—

[1]	The total number of shares purchased includes: (i) shares purchased for contribution to our Employee Stock Ownership Plan; and (ii) shares purchased in connection with employee tax withholding for shares granted under our 1990 Equity Incentive Plan and our 1999 Equity Incentive Plan.

[2]	On October 16, 2002, we publicly announced that our Board of Directors had authorized us to repurchase up to $25.0 million worth of shares of our Company’s common stock at management’s discretion.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held on May 24, 2004, the following members were elected to three-year terms to the Board of Directors:

	Affirmative Votes	Withhold
Rebecca A. McDonald	37,765,318	903,716
Geroge B. Searle	28,458,469	10,210,565
William G. Dorey	38,444,477	224,557

Directors continuing in office are Joseph J. Barclay, Linda Griego, David H. Kelsey, Raymond E. Miles, J. Fernando Niebla, and David H. Watts. The following additional proposals were voted upon and approved at the annual meeting:

	Affirmative Votes	Against	Abstain	Broker Non-Votes
Proposal to approve the Granite’s 1999 Equity Incentive Plan, as amended and restated, in order to (1) extend the term of the Plan for an additional ten years ending May 24, 2014; (2) increase by 500,000 the number of shares of Common Stock authorized for issuance under the Plan; (3) authorize the issuance of restricted stock units and (4) modify the material terms of performance goals in order to preserve Granite’s ability to deduct in full certain performance-based awards under Section 162(m) of the Internal Revenue Code.	28,677,019	6,224,784	294,542	3,472,689

	Affirmative Votes	Against	Abstain	Broker Non-Votes
Proposal to ratify the appointment by the Audit/Compliance Committee of PricewaterhouseCoopers LLP as the independent auditor of Granite for the fiscal year ending December 31, 2004.	37,684,260	942,884	41,890	—

The following stockholder proposal was voted upon at the annual meeting and not approved:

	Affirmative Votes	Against	Abstain	Broker Non-Votes
Proposal to require an independent director who has not served as Chief Executive Officer of Granite to serve as Granite’s Chairman of the Board.	7,469,908	27,936,246	137,147	3,125,733

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

3.2	Granite Construction Incorporated Amended Bylaws dated May 24, 2004

10.1	Granite Construction Incorporated Amended and Restated 1999 Equity Incentive Plan

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-15(e)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-15(e)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

May 4, 2004	Item 4.	Changes in Registrant’s Certifying Accountant (for the Granite Construction Profit Sharing and 401(k) Plan)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date: August 6, 2004	By:	/s/ William E. Barton
William E. Barton
Senior Vice President and Chief Financial Officer