Form 10-Q
period 2004-09-30
GRANITE CONSTRUCTION INC
filed 2004-11-05
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

OR

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
Yes (X) No (  )

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No (  )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 29, 2004.

Class	Outstanding

Common Stock, $0.01 par value	41,615,957 shares

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

Granite Construction Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited — in thousands, except share and per share data)

	September 30,	December 31,	September 30,
	2004	2003	2003
Assets
Current assets
Cash and cash equivalents	$185,276	$69,919	$73,383
Short-term marketable securities	46,688	90,869	96,992
Accounts receivable, net	434,390	288,210	326,757
Costs and estimated earnings in excess of billings	61,023	31,189	42,170
Inventories	33,254	29,878	31,557
Deferred income taxes	22,152	22,421	22,602
Equity in construction joint ventures	21,068	42,250	35,750
Other current assets	41,757	43,915	10,149

Total current assets	845,608	618,651	639,360

Property and equipment, net	351,847	344,734	351,447

Long-term marketable securities	27,515	41,197	43,023

Investments in affiliates	13,044	18,295	19,218

Other assets	46,529	37,533	41,746

	$1,284,543	$1,060,410	$1,094,794

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$10,287	$8,182	$10,161
Accounts payable	219,890	135,468	152,282
Billings in excess of costs and estimated earnings	145,159	99,337	108,670
Accrued expenses and other current liabilities	146,015	105,717	130,089

Total current liabilities	521,351	348,704	401,202

Long-term debt	125,850	126,708	127,473

Other long-term liabilities	29,745	24,938	23,217

Deferred income taxes	45,775	44,297	40,011

Commitments and contingencies
Minority interest in consolidated subsidiaries	29,632	10,872	9,867

Stockholders’ equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 41,615,957 shares as of September 30, 2004, 41,528,317 shares as of December 31, 2003 and 41,533,436 shares as of September 30, 2003	416	415	415
Additional paid-in capital	76,106	73,651	73,673
Retained earnings	467,271	442,272	432,567
Accumulated other comprehensive income (loss)	619	76	(592)

	544,412	516,414	506,063
Unearned compensation	(12,222)	(11,523)	(13,039)

	532,190	504,891	493,024

	$1,284,543	$1,060,410	$1,094,794

     The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue:
Construction	$608,800	$496,669	$1,393,870	$1,162,534
Material sales	91,025	83,531	201,727	189,231

Total revenue	699,825	580,200	1,595,597	1,351,765

Cost of revenue:
Construction	534,184	433,198	1,268,733	1,029,898
Material sales	70,293	64,943	161,088	153,608

Total cost of revenue	604,477	498,141	1,429,821	1,183,506

Gross profit	95,348	82,059	165,776	168,259
General and administrative expenses	44,007	42,533	116,465	115,478
Gain on sales of property and equipment	2,638	3,018	17,077	3,546

Operating income	53,979	42,544	66,388	56,327

Other income (expense):
Interest income	1,353	1,145	4,068	4,633
Interest expense	(1,813)	(1,939)	(5,412)	(6,577)
Equity in income (loss) of affiliates	3	(37)	2,876	18,088
Other, net	59	86	154	2,364

	(398)	(745)	1,686	18,508

Income before provision for income taxes and minority interest	53,581	41,799	68,074	74,835
Provision for income taxes	16,904	15,131	21,759	27,090

Income before minority interest	36,677	26,668	46,315	47,745
Minority interest in consolidated subsidiaries	(3,892)	(834)	(8,833)	(1,099)

Net income	$32,785	$25,834	$37,482	$46,646

Net income per share
Basic	$0.81	$0.64	$0.93	$1.16
Diluted	$0.80	$0.63	$0.91	$1.14
Weighted average shares of common stock
Basic	40,433	40,217	40,372	40,160
Diluted	41,083	40,908	40,974	40,741
Dividends per share	$0.10	$0.10	$0.30	$0.30

     The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — in thousands)

Nine Months Ended September 30,	2004	2003
Operating Activities
Net income	$37,482	$46,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	46,709	51,371
Gain on sales of property and equipment	(17,077)	(3,546)
Change in deferred income taxes	1,478	—
Amortization of unearned compensation	3,671	4,496
Common stock contributed to ESOP	3,989	—
Minority interest in consolidated subsidiaries	8,833	1,099
Equity in income of affiliates	(2,876)	(18,088)
Gain on sale of equity investment	—	(1,853)
Changes in assets and liabilities, net of the effects of FIN 46 consolidations:
Accounts receivable	(105,035)	(60,861)
Inventories	(3,376)	(1,573)
Equity in construction joint ventures	(381)	(11,421)
Other assets	3,007	3,801
Accounts payable	66,915	33,469
Billings in excess of costs and estimated earnings, net	(30,917)	3,741
Accrued expenses and other liabilities	32,951	34,725

Net cash provided by operating activities	45,373	82,006

Investing Activities
Purchases of marketable securities	(46,247)	(149,243)
Maturities of marketable securities	103,242	141,153
Additions to property and equipment	(48,922)	(54,435)
Proceeds from sales of property and equipment	21,068	6,423
Proceeds from sale of equity investment	—	6,033
Distributions from affiliates, net	8,127	13,660
Acquisition of minority interest	(9,219)	—
Other investing activities	—	(3,632)

Net cash provided by (used in) investing activities	28,049	(40,041)

Financing Activities
Additions to long-term debt	43,209	20,480
Repayments of long-term debt	(48,825)	(28,767)
Dividends paid	(12,474)	(11,610)
Repurchases of common stock	(6,331)	(1,316)
Contributions from minority partners	6,024	1,465
Distributions to minority partners	(9,648)	(420)
Other financing activities	266	(446)

Net cash used in financing activities	(27,779)	(20,614)

Increase in cash and cash equivalents	45,643	21,351
Cash and cash equivalents added in FIN 46 consolidations	69,714	—
Cash and cash equivalents at beginning of period	69,919	52,032

Cash and cash equivalents at end of period	$185,276	$73,383

Supplementary Information
Cash paid during the period for:
Interest	$4,962	$7,204
Income taxes	3,204	8,819
Non-cash investing and financing activity:
Restricted stock issued for services	4,370	5,908
Dividends accrued but not paid	4,162	4,153
Financed acquisition of long-term asset	6,863	4,004
Notes received from sale of assets	8,893	—

     The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we”, “us”, “our” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2004 and 2003 and the results of our operations and cash flows for the periods presented. The December 31, 2003 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

Granite Construction Incorporated

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Change in Accounting Estimate:

During the three months ended March 31, 2004, we recognized increased project costs of approximately $20.0 million, primarily due to changes in our estimates of the cost to complete eight projects being performed by our Heavy Construction Division. The amount attributable to any individual project ranged from approximately $0.5 million to $4.0 million. These forecast adjustments were made in response to unanticipated changes in project conditions occurring during the three months ended March 31, 2004, resulting in changes to the estimates of the cost to complete the projects. These changes to the estimates were due to a variety of factors, including recognition of costs associated with added scope changes, extended overhead due to owner and weather delays, design problems on design/build projects, subcontractor performance issues, changes in productivity expectations and higher than anticipated liquidated damages on two projects. In the quarter ended June 30, 2004, additional costs of $5.4 million related to one of these projects was recognized, primarily due to a change in the estimate of the cost to complete the work related to a key project subcontract. In the quarter ended September 30, 2004, we recognized additional costs for two of these projects of approximately $4.0 million related primarily to delays and estimated rework resulting from the unusually wet third quarter weather in Florida and New Mexico.

4.	Inventories:

Inventories consist primarily of quarry products valued at the lower of average cost or market.

5.	Property and Equipment:

	September 30,	December 31,	September 30,
(in thousands)	2004	2003	2003
Land	$52,825	$53,583	$51,183
Quarry property	73,919	75,329	75,830
Buildings and leasehold improvements	79,631	64,276	61,951
Equipment and vehicles	698,330	693,657	694,215
Office furniture and equipment	16,566	13,926	13,363

	921,271	900,771	896,542
Less: accumulated depreciation, depletion and amortization	569,424	556,037	545,095

	$351,847	$344,734	$351,447

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Intangible Assets:

The following table indicates the allocation of goodwill by reportable segment which is included in other assets on our condensed consolidated balance sheets:

	September 30,	December 31,	September 30,
(in thousands)	2004	2003	2003
Goodwill by segment:
Heavy Construction Division	$18,011	$18,011	$18,011
Branch Division	4,089	1,056	1,056

Total Goodwill	$22,100	$19,067	$19,067

The following intangible assets are included in other assets on our condensed consolidated balance sheets:

	September 30, 2004
	Gross	Accumulated	Net
(in thousands)	Value	Amortization	Value
Amortized intangible assets:
Covenants not to compete	$1,124	$(725)	$399
Permits	2,000	(461)	1,539
Trade names	1,425	(310)	1,115
Other	622	(250)	372

Total amortized intangible assets	5,171	(1,746)	3,425

	December 31, 2003
	Gross	Accumulated	Net
(in thousands)	Value	Amortization	Value
Amortized intangible assets:
Covenants not to compete	$1,249	$(674)	$575
Permits	2,000	(361)	1,639
Trade names	1,602	(991)	611
Acquired contracts	900	(900)	—
Other	622	(188)	434

Total amortized intangible assets	6,373	(3,114)	3,259

	September 30, 2003
	Gross	Accumulated	Net
(in thousands)	Value	Amortization	Value
Amortized intangible assets:
Covenants not to compete	$1,249	$(612)	$637
Permits	2,000	(328)	1,672
Trade names	1,602	(962)	640
Acquired contracts	900	(900)	—
Other	622	(167)	455

Total amortized intangible assets	6,373	(2,969)	3,404

Amortization expense related to intangible assets was approximately $161,000 and $457,000 for the three months and nine months ended September 30, 2004, respectively and approximately $181,000 and $896,000 for the three months and nine months ended September 30, 2003, respectively. Amortization expense expected to be recorded in the future is as follows: $154,000 for the balance of 2004, $646,000 in 2005, $485,000 in 2006, $391,000 in 2007, $379,000 in 2008 and $1,370,000 thereafter.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Variable Interest Entities:

We have determined that certain of the construction joint ventures in which we participate are variable interest entities as defined by FIN 46. Accordingly, we have consolidated those joint ventures where we have determined that we are the primary beneficiary on a prospective basis effective January 1, 2004. Generally, each construction joint venture is formed to accomplish a specific project, is jointly controlled by the joint venture partners and is dissolved upon completion of the project. The joint venture agreements typically provide that our interests in any profits and assets, and our respective share in any losses and liabilities that may result from the performance of the contract is limited to our stated percentage interest in the project. Although the venture’s contract with the project owner typically requires joint and several liability, our agreements with our joint venture partners provide that each partner will assume and pay its full proportionate share of any losses resulting from a project. We have no significant commitments beyond completion of the contract.

The joint ventures we have consolidated are engaged in construction projects with total contract values ranging from $63.6 million to $390.4 million. Our proportionate share of the consolidated joint ventures ranges from 52.0% to 69.0%. Included in our September 30, 2004 balance sheet are assets (primarily current assets) of $93.4 million and current liabilities of $76.4 million resulting from these consolidations. There was no material effect on our net income as a result of these consolidations for the three months and nine months ended September 30, 2004.

The joint ventures in which we hold a significant interest but are not the primary beneficiary are engaged in construction projects with total contract values ranging from $90.7 million to $221.4 million. Our proportionate share of these joint ventures ranges from 25.0% to 40.0%. Circumstances that could lead to a loss under these arrangements beyond our proportionate share include a partner’s inability to contribute additional funds to the venture in the event the project incurs a loss, or additional costs that we could incur should a partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. At September 30, 2004, approximately $275.0 million of work representing our partners’ share of proportionately consolidated joint venture contracts in progress had yet to be completed.

8.	Earnings Per Share:

A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income per share in the accompanying condensed consolidated statements of income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Weighted average shares outstanding
Weighted average common stock outstanding	41,617	41,533	41,568	41,443
Less: weighted average restricted stock outstanding	1,184	1,316	1,196	1,283

Total	40,433	40,217	40,372	40,160

Diluted weighted average shares outstanding
Basic weighted average shares outstanding	40,433	40,217	40,372	40,160
Effect of dilutive securities:
Common stock options and units	46	36	50	25
Restricted stock	604	655	552	556

Total	41,083	40,908	40,974	40,741

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock representing approximately 374,000 shares and 302,000 shares for the three months ended September 30, 2004 and 2003, respectively, and approximately 339,000 shares and 394,000 shares for the nine months ended September 30, 2004 and 2003, respectively, have been excluded from the calculation of diluted net income per share because their effects are anti-dilutive.

9.	Comprehensive Income:

     The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Net income	$32,785	$25,834	$37,482	$46,646
Other comprehensive income:
Changes in net unrealized gains (losses) on investments	15	196	543	810

Total comprehensive income	$32,800	$26,030	$38,025	$47,456

10.	Provision for Income Taxes:

Our effective tax rate decreased to 31.5% and 32.0% for the three and nine month periods ended September 30, 2004, respectively, from 36.2% for the corresponding periods in 2003 due primarily to the effect of consolidating our partners’ share of construction joint venture income under FIN 46 (see Note 7 to the Condensed Consolidated Financial Statements). Generally, our construction joint ventures are not subject to income taxes on a stand-alone basis.

11.	Commitments and Contingencies:

As disclosed in the Company’ Annual Report on Form 10-K for the years ended December 31, 2002 and 2003, our wholly-owned subsidiary, Granite Construction Company (“GCCO”), as a member of a joint venture, Wasatch Constructors, is among a number of construction companies and the Utah Department of Transportation that were named in a lawsuit filed in the United States District Court for the District of Utah. The plaintiffs are two independent contractor truckers who filed the lawsuit on behalf of the United States under the federal False Claims Act seeking to recover damages and civil penalties in excess of $46.4 million.

As disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, plaintiffs’ Fourth Amended Complaint was filed on July 12, 2004. The Company and GCCO believe that the allegations in the lawsuit are without merit and intend to defend them vigorously.

We are a party to a number of other legal proceedings and believe that the nature and number of these proceedings are typical for a construction firm of our size and scope. Our litigation typically involves claims regarding public liability or contract related issues. While management currently believes, after consultation with counsel, that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unanticipated unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations, cash flows and/or financial position for the period in which the ruling occurs.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Business Segment Information:

We have two reportable segments: the Branch Division and the Heavy Construction Division (“HCD”). The Branch Division is composed of branch offices, including our majority owned subsidiary, Wilder Construction Company (“Wilder”), that serve local markets, while HCD pursues major infrastructure projects throughout the nation. HCD focuses on building larger heavy-civil projects with contract durations that are frequently greater than two years, while the Branch Division projects are typically smaller in size and shorter in duration. HCD has been the primary participant in our construction joint ventures.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in our 2003 Annual Report on Form 10-K. We evaluate performance based on operating profit or loss (excluding gain on sales of property and equipment) and does not include income taxes, interest income, interest expense or other income (expense). Unallocated other corporate expenses principally comprise corporate general and administrative expenses.

Summarized Segment Information (in thousands):

	Three Months Ended September 30,
	HCD	Branch	Total
2004
Revenue from external customers	$244,113	$455,712	$699,825
Inter-segment revenue transfer	(7,006)	7,006	—

Net revenue	237,107	462,718	699,825
Depreciation, depletion and amortization	3,567	10,756	14,323
Operating profit	9,897	56,629	66,526

2003
Revenue from external customers	$185,124	$395,076	$580,200
Inter-segment revenue transfer	(1,784)	1,784	—

Net revenue	183,340	396,860	580,200
Depreciation, depletion and amortization	3,405	11,367	14,772
Operating profit	4,877	48,046	52,923

	Nine Months Ended September 30,
	HCD	Branch	Total
2004
Revenue from external customers	$644,612	$950,985	$1,595,597
Inter-segment revenue transfer	(17,296)	17,296	—

Net revenue	627,316	968,281	1,595,597
Depreciation, depletion and amortization	10,403	32,170	42,573
Operating profit	8,887	74,670	83,557
Property and equipment	48,013	273,469	321,482

2003
Revenue from external customers	$510,494	$841,271	$1,351,765
Inter-segment revenue transfer	(7,218)	7,218	—

Net revenue	503,276	848,489	1,351,765
Depreciation, depletion and amortization	11,293	34,837	46,130
Operating profit	18,914	64,419	83,333
Property and equipment	43,600	288,099	331,699

Included in HCD operating income for the three and nine months ended September 31, 2004 is operating income from our newly consolidated joint ventures of $2,775 and $7,614, respectively (see Note 7 to the Condensed Consolidated Financial Statements).

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Segment Operating Profit to Consolidated Totals (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Total operating profit for reportable segments	$66,526	$52,923	$83,557	$83,333
Gain on sales of property and equipment	2,638	3,018	17,077	3,546
Other income (expense), net	(398)	(745)	1,686	18,508
Unallocated other corporate income (expense), net	(15,185)	(13,397)	(34,246)	(30,552)

Income before provision for income taxes and minority interest	$53,581	$41,799	$68,074	$74,835

13.	Investments in Affiliates:

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

14.	Acquisitions:

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

15.	Sale of Assets:

In March 2004, we sold certain assets related to our ready-mix concrete business in Utah for cash of $10.0 million and promissory notes with an estimated fair value of $8.9 million which are payable in installments through 2010. The sale transaction resulted in the recognition of a gain of approximately $10.0 million, which is included in gain on sales of property and equipment for the nine months ended September 30, 2004.

16.	Reclassifications:

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

Our general and administrative costs include salaries and related expenses, incentive compensation, discretionary profit sharing and other variable compensation, as well as other overhead costs to support our overall business. In general, these costs will increase in response to the growth and the related increased complexity of our business. These costs may also vary depending on the number of projects in process in a particular area and the corresponding level of estimating activity. For example, as large projects are completed or if the level of work slows down in a particular area, we will often re-assign project employees to estimating and bidding activities until another project gets underway, temporarily moving their salaries and related costs from cost of revenue to general and administrative expense. Additionally, our compensation strategy for selected management personnel is to rely heavily on a variable cash and restricted stock performance-based incentive element. The cash portion of these incentives is expensed when earned while the restricted stock portion is expensed over the vesting period of the stock (generally five years). Depending on the mix of cash and restricted stock, these incentives can have the effect of increasing general and administrative expenses in very profitable years and decreasing expenses in less profitable years.

Results of Operations

Revenue	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue by Division:
Branch Division	$462,718	66.1%	$396,860	68.4%	$968,281	60.7%	$848,489	62.8%
Heavy Construction Division	237,107	33.9%	183,340	31.6%	627,316	39.3%	503,276	37.2%

	$699,825	100.0%	$580,200	100.0%	$1,595,597	100.0%	$1,351,765	100.0%

Revenue by Geographic Area:
California	$255,906	36.6%	$218,247	37.6%	$558,960	35.0%	$480,951	35.6%
West (excluding California)	239,041	34.2%	205,412	35.4%	487,207	30.5%	468,067	34.6%
Midwest	23,546	3.4%	20,313	3.5%	59,654	3.7%	44,988	3.3%
Northeast	88,362	12.6%	38,825	6.7%	221,920	13.9%	109,151	8.1%
South	92,970	13.2%	97,403	16.8%	267,856	16.9%	248,608	18.4%

	$699,825	100.0%	$580,200	100.0%	$1,595,597	100.0%	$1,351,765	100.0%

Revenue by Market Sector:
Federal Agencies	$48,333	6.9%	$20,535	3.5%	$98,438	6.2%	$42,747	3.2%
State Agencies	214,576	30.7%	241,433	41.6%	542,873	34.0%	544,785	40.3%
Local Public Agencies	246,309	35.2%	159,976	27.6%	526,107	33.0%	398,924	29.5%

Total Public Sector	509,218	72.8%	421,944	72.7%	1,167,418	73.2%	986,456	73.0%

Private Sector	99,582	14.2%	74,725	12.9%	226,452	14.2%	176,078	13.0%
Material Sales	91,025	13.0%	83,531	14.4%	201,727	12.6%	189,231	14.0%

	$699,825	100.0%	$580,200	100.0%	$1,595,597	100.0%	$1,351,765	100.0%

Revenue: Revenue from our Branch Division for the three and nine month periods ended September 30, 2004 increased over the corresponding 2003 periods by $65.9 million, or 16.6%, and $119.8 million, or 14.1%, respectively. The growth in revenue reflects increases in both public and private sector revenue and the sale of materials. The increase in private sector revenue and sale of materials reflects the increase in demand created by the continuing strong housing market in California and other Branch Division locations. The increase in Branch Division public sector revenue during the quarter was primarily due to greater revenue from local government agency work, partially offset by the decrease in state government agency work, particularly in California. We continue to experience reduced awards from the California State Department of Transportation due to the continuing budgetary uncertainty in the state (see “Outlook”).

Revenue from our Heavy Construction Division for the three and nine month periods ended September 30, 2004 increased over the corresponding 2003 periods by $53.8 million, or 29.3%, and $124.0 million,

or 24.6%, respectively. Included in HCD revenue during the three and nine month periods ended September 30, 2004 is $30.2 million and $78.9 million, respectively, resulting from the consolidation of our partners’ share of construction joint venture revenue under FIN 46, “Consolidation of Variable Interest Entities” (“FIN 46”) (see Note 7 to the Condensed Consolidated Financial Statements). The remaining increase was due primarily to the increase in volume from a higher backlog at the beginning of the respective periods in the Northeast.

	September 30,		June 30,		September 30,
Backlog	2004		2004		2003
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Backlog by Division:
Heavy Construction Division	$1,711,224	73.8%	$1,378,110	67.6%	$1,417,794	74.6%
Branch Division	606,750	26.2%	660,059	32.4%	482,321	25.4%

	$2,317,974	100.0%	$2,038,169	100.0%	$1,900,115	100.0%

Backlog by Geographic Area:
California	$674,622	29.1%	$322,591	15.8%	$311,264	16.4%
West (excluding California)	377,770	16.3%	442,695	21.7%	310,053	16.3%
Midwest	144,973	6.3%	32,507	1.6%	44,703	2.4%
Northeast	599,593	25.9%	683,054	33.5%	561,494	29.6%
South	521,016	22.4%	557,322	27.4%	672,601	35.3%

	$2,317,974	100.0%	$2,038,169	100.0%	$1,900,115	100.0%

Backlog by Market Sector:
Federal agencies	$76,581	3.2%	$113,384	5.5%	$81,616	4.3%
State agencies	773,633	33.4%	711,242	34.9%	790,556	41.6%
Local public agencies	1,236,939	53.4%	1,002,397	49.2%	850,163	44.7%

Total public sector	2,087,153	90.0%	1,827,023	89.6%	1,722,335	90.6%

Private sector	230,821	10.0%	211,146	10.4%	177,780	9.4%

	$2,317,974	100.0%	$2,038,169	100.0%	$1,900,115	100.0%

Backlog: Heavy Construction Division backlog of $1.7 billion at September 30, 2004 was $333.1 million, or 24.2%, higher than the HCD backlog at June 30, 2004 and $293.4 million, or 20.7%, higher than the HCD backlog at September 30, 2003. Included in the HCD backlog at September 30, 2004 and June 30, 2004 was $305.1 million and $105.1 million, respectively, resulting from the consolidation of our partners’ share of construction joint venture backlog under FIN 46 (see Note 7 to the Condensed Consolidated Financial Statements). Additions to HCD backlog in the current quarter included a $390.4 million joint venture design-build freeway improvement project in California; a $135.6 million joint venture design-build highway reconstruction project in Minnesota; and a $58.9 million interchange reconstruction project in Florida. As described in Note 7 to the Condensed Consolidated Financial Statements, we began consolidating certain of our joint ventures under the requirements of FIN 46 in 2004. As a result, 100% of the backlog of consolidated joint ventures is included in our backlog, including the two joint venture awards mentioned above.

Branch Division backlog of $606.8 million at September 30, 2004 was $53.3 million, or 8.1%, lower than Branch Division backlog at June 30, 2004 and $124.4 million, or 25.8%, higher than Branch Division backlog at September 30, 2003. The decrease in backlog compared to June 30, 2004 reflects normal seasonal variation in the timing of awards and construction activity. The increase in backlog compared to September 30, 2003 reflects an increase in both private and public sector awards, primarily in western states other than California. The increase in public sector backlog at September 30, 2004 compared with September 30, 2003 reflects an increase in backlog from local government agency projects, partially offset by the decrease in backlog from state government agency projects. A sizeable percentage of Branch Division anticipated contract revenue in any year is not reflected in our backlog due to the short duration of smaller Branch Division projects that are initiated and completed during each year.

Gross Profit	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Branch Division	$77,064	$68,364	$132,995	$122,204
Percent of division revenue	16.7%	17.2%	13.7%	14.4%
Heavy Construction Division	$18,691	$13,366	$33,522	$42,818
Percent of division revenue	7.9%	7.3%	5.3%	8.5%
Other gross profit (loss)	$(407)	$329	$(741)	$3,237

Total gross profit	$95,348	$82,059	$165,776	$168,259

Percent of total revenue	13.6%	14.1%	10.4%	12.4%

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

Additionally, we do not recognize revenue from contract claims until we have a signed settlement agreement and payment is assured and we do not recognize revenue from contract change orders until the contract owner has agreed to the change order. However, we do recognize the costs related to any contract claims or pending change orders when they are incurred. As a result, our gross profit as a percent of revenue can vary during periods when a large volume of change orders or contract claims are pending resolution (reducing gross profit percent) or, conversely, during periods where large change orders or contract claims are agreed to or settled (increasing gross profit percent). Although this variability can occur in both our Branch Division and HCD, it is more pronounced in HCD because of the larger size and complexity of its projects.

Gross profit as a percent of revenue in the Branch Division was negatively impacted by the larger volume of work performed on jobs less than 25% complete which grew from $12.3 million to $27.3 million for the three months ended September 30, 2003 and 2004, respectively, and from $13.0 million to $28.9 million for the nine months ended September 30, 2003 and 2004, respectively. Additionally, the Branch Division incurred costs in the first quarter of 2004 of approximately $1.4 million associated with the closing of certain ready-mix concrete plants in preparation for their subsequent sale during the quarter (see Note 15 to the Condensed Consolidated Financial Statements).

HCD gross profit as a percent of revenue for the three months ended September 30, 2004 and 2003 reflect increased cost forecasts for several HCD projects, including approximately $4.0 million recognized in connection with two projects in the third quarter 2004 primarily due to delays and estimated rework resulting from the unusually wet third quarter weather in Florida and New Mexico (see Note 3 to the Condensed Consolidated Financial Statements). Additionally, the HCD gross profit margin in the third quarter 2004 was slightly negatively impacted by the increase in volume of work performed on jobs less than 25% complete, which grew from $32.8 million to $44.1 million for the three months ended September 30, 2003 and 2004, respectively. On a year to date basis, HCD gross profit as a percent of revenue fell to 5.3% in 2004 from 8.5% in 2003 due largely to the recognition of higher costs related to changes in estimated cost to complete eight large projects (see Note 3 to the Condensed Consolidated Financial Statements).

Cost of revenue consists of direct costs on contracts, including labor and materials, subcontractor costs, direct overhead costs and equipment expense (primarily depreciation, maintenance and repairs and fuel).

General and Administrative Expenses	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Salaries and related expenses	$20,080	$19,311	$63,540	$60,725
Incentive compensation, discretionary profit sharing and other variable compensation	11,841	11,927	17,711	20,962
Other general and administrative expenses	12,086	11,295	35,214	33,791

Total	$44,007	$42,533	$116,465	$115,478

Percent of revenue	6.3%	7.3%	7.3%	8.5%

General and Administrative Expenses: Salaries and related expenses in the three months and nine months ended September 30, 2004 increased $0.8 million, or 4.0%, and $2.8 million, or 4.6%, respectively over the comparable periods in 2003 due primarily to a combination of higher payroll related benefits and normal salary increases. Incentive compensation, discretionary profit sharing and other variable compensation decreased in the nine months ended September 30, 2004 compared with the corresponding period in 2003 due primarily to lower Heavy Construction Division profitability in the 2004 period. Other general and administrative costs include information technology, occupancy, office equipment and supplies, depreciation, travel and entertainment, outside services, advertising and marketing, training and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses.

Gain on Sales of Property and
Equipment	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Gain on sales of property and equipment	$2,638	$3,018	$17,077	$3,546

Gain on Sales of Property and Equipment: The increase in gain on sales of property and equipment in the nine months ended September 30, 2004 as compared with the same period in 2003 was primarily due to a gain of approximately $10.0 million recognized on the sale of certain assets related to our ready-mix concrete business in Utah in the first quarter of 2004.

Other Income (Expense)	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Interest income	$1,353	$1,145	$4,068	$4,633
Interest expense	(1,813)	(1,939)	(5,412)	(6,577)
Equity in income (loss) of affiliates	3	(37)	2,876	18,088
Other, net	59	86	154	2,364

Total	$(398)	$(745)	$1,686	$18,508

Other Income (Expense): The decrease in equity in income of affiliates in the nine months ended September 30, 2004, compared with the corresponding period in 2003 was due to $18.4 million in income recorded in the first quarter of 2003 related to the sale of the State Route 91 Toll Road Franchise by the California Private Transportation Corporation, of which we are a 22.2% limited partner.

Provision for Income Taxes	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Provision for income taxes	$16,904	$15,131	$21,759	$27,090
Effective tax rate	31.5%	36.2%	32.0%	36.2%

Provision for Income Taxes: Our effective tax rate decreased to 31.5% and 32.0% for the three and nine month periods ended September 30, 2004, respectively, from 36.2% for the corresponding periods in 2003 due primarily to the effect of consolidating our partners’ share of construction joint venture income under FIN 46 (see Note 7 to the Condensed Consolidated Financial Statements). Generally, our construction joint ventures are not subject to income taxes on a stand-alone basis. On October 22, 2004, Congress passed the American Jobs Creation Act of 2004 (the “Act”). The Act includes a deduction based on income from qualified domestic production activities which will be phased in from 2005 through 2010. We are currently evaluating the provisions of the Act and are investigating the impact of this new deduction on our future effective tax rate.

Outlook

The economy in the western United States, where 70.7% of our third quarter 2004 revenues were generated, is steady. The Branch Division continues to experience continuing demand for private sector work in the residential, commercial and industrial markets. Our business is also benefiting from a strong public sector bidding environment in Arizona, Utah and Nevada. The state of California, however, continues to struggle, spending more than it is collecting in tax revenues. While Governor Schwarzenegger has pledged his support to increase transportation funding, the California Department of Transportation (“Caltrans”) has yet to increase the amount of traditional road construction work being bid. We remain hopeful, however, that funds budgeted for California transportation improvements will be converted into transportation projects in 2005. In 2004, local governments, such as cities and counties, provided unexpectedly strong funding, which drove much of our Branch business, and we expect that strength to continue next year.

Going forward, the strength of the private sector, as well as the local agency work and construction materials business will all play a key role in the Branch Division’s ability to maintain its current performance. In particular, there continues to be a healthy demand for its services and construction materials related to the residential, commercial and industrial markets in the West. The amount of Caltrans work available will depend in large part on several state and federal transportation funding issues that may or may not be resolved in 2005.

Many states continue to invest in large transportation projects (typically valued at over $100.0 million), which our Heavy Construction Division is well positioned to pursue. HCD recently opened an estimating office in Minneapolis where it is currently completing work on the $329.6 million Hiawatha Light Rail Design-Build project. In addition, the division is pursuing two projects in Canada. Although the division’s margin performance has, in part, been impacted by its rapid growth, we are taking steps to build the infrastructure to support our growth and return to traditional margins. All of our HCD regions: National, Texas, Southeast, Granite Halmar and Western are focused on improving project execution and performance. The Company’s outlook for an improved performance from HCD is contingent on an increase in gross margins on its projects going forward.

In an unusual twist of good news, the defeat of two gambling initiatives, Proposition 68 and 70, on the November 2nd ballot in California will help reinvigorate the state’s transportation accounts by as much as $1.2 billion. As part of the agreements made in June of this year between Governor Schwarzenegger and five Indian gaming tribes, the tribes will finance a $1.2 billion bond that will be used to accelerate repayment of Proposition 42 revenues previously borrowed from transportation accounts to close the budget deficit. The defeat of these propositions protects these gaming compacts and paves the way for this one-time early repayment to transportation. These funds could be available during the first half of 2005, provided litigation is resolved and the bonds are let.

From a federal perspective, the House and Senate approved legislation on September 30, 2004 to extend the federal highway, transit and safety programs through May 31, 2005. The sixth extension passed the House and was approved unanimously by the Senate and signed into law by the President. While the extension provides for another eight months of spending, the annual appropriations process is ongoing. Although many are interpreting the eight-month extension as the end of the Transportation Act for the 21st Century (“TEA-21”) reauthorization efforts for the year, that may not be the case. There also remains the possibility that other legislation, including TEA-21 reauthorization, could be brought up during the “lame duck” session after the November election.

After a lengthy debate, a permanent “fix” for the ethanol tax treatment problem as it relates to highway funding was adopted as part of the recent corporate tax bill. In the future, the 2.5 cents excise tax on ethanol will go to the Highway Trust Fund and the cost of the 5.2 cents per gallon differential treatment of ethanol will no longer negatively impact the Highway Trust Fund. The Associated General Contractors of America estimates that these changes will generate an additional $3.0 billion a year for transportation.

Looking at guidance for the current year, we expect the Branch Division operating income to be in line with its 2003 performance. In addition, we are no longer forecasting a large HCD project to reach 25% complete this year and now expect to recognize the associated profit for that project when it reaches 25% complete in 2005. Our fiscal year 2004 earnings guidance is in the range of $1.15 to $1.20 per diluted share. It is important to note that the amount of work we are able to complete in the fourth quarter can vary significantly due to weather.

In summary, although the outcome of the state and federal funding issues remain uncertain, we are confident that the on-going need to maintain and expand the capacity of our nation’s infrastructure will provide us with ample opportunity to continue to grow our business.

Liquidity and Capital Resources

	Nine Months Ended September 30,
(in thousands)	2004	2003
Cash and cash equivalents	$185,276	$73,383
Net cash provided by (used in):
Operating activities	45,373	82,006
Investing activities	28,049	(40,041)
Financing activities	(27,779)	(20,614)
Capital expenditures	(48,922)	(54,435)

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

Our cash and cash equivalents and short-term and long-term marketable securities totaled $259.5 million at September 30, 2004, and includes $68.3 million of cash from our newly consolidated joint ventures (see Note 7 to the Condensed Consolidated Financial Statements). This joint venture cash is for the working capital needs of each joint venture’s project. The decision to distribute cash must generally be made jointly by all of the partners. We believe that our current cash and cash equivalents, short-term investments, cash generated from operations and amounts available under our existing credit facilities will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations through the next twelve months and beyond. If we experience a significant change in our business such as the execution of a significant acquisition, we would likely need to acquire additional sources of financing.

Cash provided by operating activities of $45.4 million for the nine months ended September 30, 2004 represents a $36.6 million decrease from the amount provided by operating activities during the same period in 2003. The decrease was primarily due to lower net income in the first nine months of 2004 compared to the same period in 2003, cash of approximately $10.0 million used to purchase and develop properties held for sale, a decrease in cash flow from billings in excess of cost, net in the first nine months of 2004 and higher accounts receivable balances. Our costs and estimated earnings in excess of billings have increased from $42.2 million at September 30, 2003 to $61.0 million at September 30, 2004, due primarily to the growth in revenue from the 2003 to the 2004 period as well as an increase in the number of projects with billing provisions that require completion of discrete components of work rather than the more typical monthly unit price billing terms. Such billing provisions result in delays in our ability to bill and receive payment from the project owner. Our accounts receivable have increased from $326.8 million at September 30, 2003 to $434.4 million at September 30, 2004 due to the combined factors of the inclusion of approximately $41.0 million of accounts receivable from our newly consolidated joint ventures under FIN 46, higher revenue in the 2004 quarter and higher accounts receivable from retention provisions in our contracts, which are generally due upon completion of the projects and acceptance by the contract owner. The growth in retention receivables is largely due to an increase in the number of large HCD projects that are nearing completion at September 30, 2004 compared with September 30, 2003.

Cash provided by investing activities of $28.0 million for the nine months ended September 30, 2004 represents a $68.1 million increase from the amount used by investing activities during the same period in 2003. The increase was primarily due to an increase in net maturities of marketable securities in the 2004 period which were reinvested in shorter-term cash equivalent investments to take advantage of recent changes in interest rates.

Cash used by financing activities was $27.8 million for the nine months ended September 30, 2004, an increase of $7.2 million from the same period in 2003. The increase was mainly due to $4.0 million used to purchase our common stock for contribution to the ESOP in 2004, and net distributions to minority partners in our consolidated construction joint ventures in 2004.

We had standby letters of credit totaling approximately $1.4 million outstanding at September 30, 2004, which will expire between February and April 2005.

In addition to our working capital and cash generated from operations, we currently have access to funds under a $100.0 million bank revolving line of credit, which allows for unsecured borrowings through June 2006. Outstanding borrowings under the revolving line of credit are at our choice of selected LIBOR rates plus a margin that is recalculated quarterly. The margin was 1.25% at September 30, 2004. The unused and available portion of this line of credit was $98.8 million at September 30, 2004. Additionally, our Wilder subsidiary has a bank revolving line of credit of $10.0 million that expires in June 2006. There were no amounts outstanding under the Wilder line of credit at September 30, 2004.

Restrictive covenants under the terms of our debt agreements require the maintenance of certain financial ratios and the maintenance of tangible net worth (as defined) of approximately $411.5 million. We were in compliance with these covenants at September 30, 2004. Additionally, our Wilder subsidiary has restrictive covenants (on a Wilder stand-alone basis) under the terms of its debt agreements that include the maintenance of certain ratios of working capital, liabilities to net worth and tangible net worth and restrict Wilder capital expenditures in excess of specified limits. Wilder was in compliance with these covenants at September 30, 2004. Failure to comply with these covenants could cause the amounts due under the debt agreements to become currently payable.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There was no significant change in our exposure to market risk during the nine months ended September 30, 2004.

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended as of September 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2004 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As disclosed in the Company’ Annual Report on Form 10-K for the years ended December 31, 2002 and 2003, our wholly-owned subsidiary, Granite Construction Company (“GCCO”), as a member of a joint venture, Wasatch Constructors, is among a number of construction companies and the Utah Department of Transportation that were named in a lawsuit filed in the United States District Court for the District of Utah. The plaintiffs are two independent contractor truckers who filed the lawsuit on behalf of the United States under the federal False Claims Act seeking to recover damages and civil penalties in excess of $46.4 million.

As disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, plaintiffs’ Fourth Amended Complaint was filed on July 12, 2004. The Company and GCCO believe that the allegations in the lawsuit are without merit and intend to defend them vigorously.

We are a party to a number of other legal proceedings and believe that the nature and number of these proceedings are typical for a construction firm of our size and scope. Our litigation typically involves claims regarding public liability or contract related issues. While management currently believes, after consultation with counsel, that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unanticipated unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations, cash flows and/or financial position for the period in which the ruling occurs.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2004, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended September 30, 2004:

Issuer Purchases of Equity Securities

			Total number of	Approximate dollar
			shares purchased	value of shares that
			as part of publicly	may yet be
	Total number of	Average price	announced plans	purchased under the
Period	shares purchased[1]	paid per share	or programs[2]	plans or programs[2]
July 1, 2004 through July 31, 2004	—	—	—	$22,787,537
August 1, 2004 through August 31, 2004	—	—	—	$22,787,537
September 1, 2004 through September 30, 2004	3,144	$22.80	—	$22,787,537

	3,144	$22.80	—

[1]	The total number of shares purchased includes: (i) shares purchased for contribution to our Employee Stock Ownership Plan; and (ii) shares purchased in connection with employee tax withholding for shares granted under our 1990 Equity Incentive Plan and our 1999 Equity Incentive Plan.

[2]	On October 16, 2002, we publicly announced that our Board of Directors had authorized us to repurchase up to $25.0 million worth of shares of our Company’s common stock at management’s discretion.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

10.1	First Amendment Agreement to the June 27, 2003 Credit Agreement, dated as of September 15, 2004 among Granite Construction Incorporated and six enumerated financial institutions, and Bank of America, N.A., as Administrative Agent

10.2	Consent and Agreement of Guarantors from the Subsidiaries of Granite Construction Incorporated as Guarantors of financial accommodations pursuant to the terms of the First Amendment Agreement dated as of September 15, 2004

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-15(e)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-15(e)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED
Date: November 4, 2004	By:	/s/ William E. Barton
William E. Barton
Senior Vice President and Chief Financial Officer