Form 10-K/A
period 2003-12-31
GRANITE CONSTRUCTION INC
filed 2005-01-28
CIK 861459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Page
No.

PART IV
Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	3
EXHIBIT 23
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

EXPLANATORY NOTE

      This Form 10-K/A is being filed solely to remove the “Certification of Chief Executive Officer” and “Certification of Chief Financial Officer” included in Granite’s Annual Report on Form 10-K for the year ended December 31, 2003 and located immediately following the Signatures page and immediately preceding the Index to 10-K Exhibits.

      No other changes are being made by means of this filing.

1

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

By:	/s/ WILLIAM E. BARTON

William E. Barton
Senior Vice President and Chief Financial Officer

Date: January 28, 2005

2

PART IV

ITEM 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibit
No.	Exhibit Description

3.1*	Certificate of Incorporation of Granite Construction Incorporated [Registration Statement on Form S-1, File No. 33-33795]
3.1.a*	Amendment to the Certificate of Incorporation of Granite Construction Incorporated [Exhibit 3.1.a to 10-K for year ended December 31, 1998]
3.1.b*	Amendment to Certificate of Incorporation of Granite Construction Incorporated [Exhibit 3.1.b to 10-K for year ended December 31, 2000]
3.1.c*	Certificate of Correction of Certificate of Incorporation of Granite Construction Incorporated effective January 31, 2001 [Exhibit 3.1.c to 10-K for year ended December 31, 2000]
3.1.d*	Certificate of Correction of Certificate of Incorporation of Granite Construction Incorporated filed May 22, 1998, effective January 31, 2001 [Exhibit 3.1.d to 10-K for year ended December 31, 2000]
3.1.e*	Certificate of Correction of Certificate of Incorporation of Granite Construction Incorporated filed May 23, 2000, effective January 31, 2001 [Exhibit 3.1.e to 10-K for year ended December 31, 2000]
3.1.f*	Amendment to the Certificate of Incorporation of Granite Construction Incorporated effective May 25, 2001 [Exhibit 3.1 to 10-Q for quarter ended June 30, 2001]
3.1.g*	Certificate of Incorporation of Granite Construction Incorporated as Amended effective May 25, 2001 [Exhibit 3.1.a to 10-Q for quarter ended June 30, 2001]
3.2*	Bylaws of Granite Construction Incorporated, as amended and restated effective February 27, 1991 [Exhibit 3.2 to 10-K for year ended December 31, 1991]
10.1* **	Amendment to and Restatement of the Granite Construction Incorporated Key Management Deferred Compensation Plan adopted and effective January 1, 1998 [Exhibit 10.8 to 10-K for year ended December 31, 1998]
10.1.a* **	Amendment 1 to Granite Construction Incorporated Key Management Deferred Compensation Plan dated April 23, 1999 [Exhibit 10.6.a to 10-K for year ended December 31, 1999]
10.1.b* **	Amendment 2 to Granite Construction Incorporated Key Management Deferred Compensation Plan dated March 24, 2003 [Exhibit 10.1 to 10-Q for quarter ended March 31, 2003]
10.2* **	Amendment to and Restatement of the Granite Construction Incorporated Key Management Deferred Incentive Compensation Plan adopted and effective January 1, 1998 [Exhibit 10.9 to 10-K for year ended December 31, 1998]
10.2.a* **	Amendment 1 to Granite Construction Incorporated Key Management Deferred Incentive Compensation Plan dated April 23, 1999 [Exhibit 10.7.a to 10-K for year ended December 31, 1999]
10.2.b* **	Amendment 2 to Granite Construction Incorporated Key Management Deferred Incentive Compensation Plan dated November 1, 2001 [Exhibit 10.9.b to 10-K for year ended December 31, 2001]
10.3*	Granite Construction Incorporated 1999 Equity Incentive Plan as Amended and Restated through September 25, 2003 [Exhibit 10.1 to 10-Q for quarter ended September 30, 2003]
10.4*	Credit Agreement dated and effective June 29, 2001 [Exhibit 10.1 to 10-Q for quarter ended June 30, 2001]
10.5*	Continuing Guaranty Agreement from the Subsidiaries of Granite Construction Incorporated as Guarantors of financial accommodations pursuant to the terms of the Credit Agreement dated June 29, 2001 [Exhibit 10.2 to 10-Q for quarter ended June 30, 2001]

3

Exhibit
No.	Exhibit Description

10.6*	Credit Agreement dated and effective June 27, 2003 [Exhibit 10.1 to 10-Q for quarter ended June 30, 2003]
10.7*	Continuing Guaranty Agreement from the Subsidiaries of Granite Construction Incorporated as Guarantors of financial accommodations pursuant to the terms of the Credit Agreement dated June 27, 2003 [Exhibit 10.2 to 10-Q for quarter ended June 30, 2003]
10.8*	Note Purchase Agreement between Granite Construction Incorporated and certain purchasers dated May 1, 2001 [Exhibit 10.3 to 10-Q for quarter ended June 30, 2001]
10.8.a*	First Amendment to Note Purchase Agreement between Granite Construction Incorporated and certain purchasers dated June 15, 2003 [Exhibit 10.4 to 10-Q for quarter ended June 30, 2003]
10.9*	Amendment to and Restated Note Purchase Agreement between Granite Construction Incorporated and certain purchasers dated November 1, 2001 [Exhibit 10.12 to 10-K for year ended December 31, 2001]
10.9.a*	First Amendment to Amended and Restated Note Purchase Agreement between Granite Construction Incorporated and certain purchasers dated June 15, 2003 [Exhibit 10.3 to 10-Q for quarter ended June 30, 2003]
10.10*	Subsidiary Guaranty Agreement from the Subsidiaries of Granite Construction Incorporated as Guarantors of the Guaranty of Notes and Note Agreement and the Guaranty of Payment and Performance dated May 1, 2001 [Exhibit 10.4 to 10-Q for quarter ended June 30, 2001]
10.11*	Subsidiary Guaranty Supplement from the Subsidiaries of Granite Construction Incorporated as Guarantors of the Guaranty of Notes and Note Agreement and the Guaranty of Payment and Performance dated November 15, 2001 [Exhibit 10.13.a to 10-K for year ended December 31, 2001]
10.12*	International Swap Dealers Association, Inc. Master Agreement between BNP Paribas and Granite Construction Incorporated dated as of February 10, 2003 [Exhibit 10.5 to 10-Q for quarter ended June 30, 2003]
10.13*** **	Form of Amended and Restated Director and Officer Indemnification Agreement
21***	List of Subsidiaries of Granite Construction Incorporated [Exhibit 21.1 to 10-K for year ended December 31, 2001]
23†	Consent of PricewaterhouseCoopers, LLP
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

**	Compensatory plan or management contract

***	Previously filed

†	Filed herewith

††	Furnished herewith

4