Form 10-K
period 2004-12-31
GRANITE CONSTRUCTION INC
filed 2005-03-04
CIK 861459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
or

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

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).     Yes     ☑          No ☐.

      The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $606,589,271 as of June 30, 2004, based upon the average of the bid and asked prices per share of the registrant’s Common Stock as reported on the New York Stock Exchange on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      At February 18, 2005, 41,610,795 shares of Common Stock, par value $0.01, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of Granite Construction Incorporated to be held on May 23, 2005, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.

FORWARD-LOOKING DISCLOSURE

      From time to time, Granite makes certain comments and disclosures in reports and statements, including in this Annual Report on Form 10-K (“Report”), or statements made by its officers or directors that are not based on historical facts and which may be forward-looking in nature. Under the Private Securities Litigation Reform Act of 1995, a “safe harbor” may be provided to us for certain of these forward-looking statements. We wish to caution readers that forward-looking statements are subject to risks regarding future events and the future results of Granite that are based on current expectations, estimates, forecasts, and projections as well as the beliefs and assumptions of Granite’s management. Words such as “outlook”, “believes”, “expects”, “appears”, “may”, “will”, “should”, “anticipates” or the negative thereof or comparable terminology, are intended to identify such forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made and may in the future be made by or on behalf of Granite. These forward-looking statements are estimates reflecting the best judgment of senior management that rely on a number of assumptions concerning future events, many of which are outside of our control, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those more specifically described in this Report under “Item 1. Business” under the heading “Risk Factors”. Granite undertakes no obligation to publicly revise or update any forward-looking statements for any reason. As a result, the reader is cautioned not to rely on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Introduction

      We were originally incorporated in 1922 as Granite Construction Company. In 1990, Granite Construction Incorporated was incorporated in Delaware as the holding company for Granite Construction Company and its wholly owned subsidiaries. Unless otherwise indicated, the terms “we,” “us,” “our,” “Company” and “Granite” refer to Granite Construction Incorporated and its consolidated subsidiaries.

      We are one of the largest heavy civil construction contractors in the United States. We operate nationwide, serving both public and private sector clients. Within the public sector, we primarily concentrate on infrastructure projects, including the construction of roads, highways, bridges, dams, tunnels, canals, mass transit facilities and airport runways. Within the private sector, we perform site preparation and infrastructure services for buildings, plants, subdivisions and other facilities. Our diversification in both the public and private sectors and our mix of project types and sizes have contributed to our revenue growth and profitability in various economic environments.

      We own and lease substantial aggregate reserves and own a number of construction materials processing plants. We also have one of the largest contractor-owned heavy construction equipment fleets in the United States. We believe that the ownership of these assets enables us to compete more effectively by ensuring availability of these resources at a favorable cost.

      We have determined that certain of the construction joint ventures in which we participate are variable interest entities as defined by Financial Accounting Standards Board Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46”) (see Note 5 of the “Notes to the Consolidated Financial Statements”). Accordingly, we have consolidated those joint ventures where we have determined that we are the primary beneficiary on a prospective basis effective January 1, 2004. Included in our December 31, 2004 consolidated balance sheet are assets (primarily current assets) of $94.8 million and current liabilities of $84.1 million resulting from these consolidations. Included in our revenue for the year ended December 31, 2004, is $104.3 million and included in our backlog at December 31, 2004 was $280.5 million resulting from these consolidations. There was no material effect on our net income as a result of these consolidations.

Operating Structure

      We are organized into two operating segments, the Branch Division and the Heavy Construction Division (“HCD”). The Branch Division is comprised of branch offices that serve local markets, while HCD is composed of regional offices and pursues major infrastructure projects throughout the nation. HCD focuses on building larger heavy civil projects with contract durations that are generally greater than two years, while Branch Division projects are typically smaller in size and shorter in duration.

      The two divisions complement each other in a variety of ways. HCD is a major user of construction equipment and has developed substantial expertise with large, complex projects. The branches draw on these resources, which are generally not available to smaller, local competitors. Conversely, the Branch Division offices have greater knowledge of local markets and provide HCD with valuable information regarding larger projects in their respective areas, as well as providing a source of aggregates. The two divisions sometimes jointly perform projects when a project in a particular region exceeds the local branch’s capabilities, such as the $390.4 million design/build Garden Grove Freeway State Route 22 Improvement project in central Orange County, California that was awarded in 2004 and the $170.7 million Reno ReTRAC project in Reno, Nevada that was awarded in 2002.

      As decentralized profit centers, the branches and HCD regional offices independently estimate, bid and complete contracts. Both divisions are supported by centralized functions, including finance, accounting, tax, human resources, labor relations, safety, legal, insurance, surety, corporate development and information technology. We believe that centralized support for decentralized profit centers results in a more market-responsive business with effective controls and reduced overhead.

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

      Information about our business segments is incorporated in Note 16 of the “Notes to the Consolidated Financial Statements.”

      Branch Division. In 2004, Branch Division contract revenue and sales of aggregate products was $1,287.6 million (60.3% of our total revenue), compared with $1,152.7 million (62.5% of our total revenue) in 2003. The Branch Division has both public and private sector clients. Public sector activities include both new construction and improvement of streets, roads, highways and bridges. For example, the branches widen and repave roads and modify and replace bridges. Major private sector contracts include site preparation for housing and commercial development, including excavation, grading and street paving, and installation of curbs, gutters, sidewalks and underground utilities.

      The Branch Division currently has eleven branch offices in the western United States with additional satellite operations. Our eight branch offices in California are located in Bakersfield, Fresno (Central Valley), Indio (Southern California), Sacramento (Northern California), San Jose (Bay Area), Santa Barbara, Stockton and Watsonville (Monterey Bay Area). Our branch offices outside of California are located in Arizona, Nevada and Utah. Additionally, the Branch Division operating results include our majority-owned Wilder Construction Company subsidiary (“Wilder”), which has locations in Alaska, Oregon and Washington. Each branch effectively operates as a local or regional construction company and our branch management is encouraged to participate actively in the local community. While individual branch revenues vary from year to year, in 2004 these revenues (including Wilder) ranged from $38.5 million to $196.1 million.

      As part of our strategy, our branches mine aggregates and operate plants that process aggregates into construction materials for internal use and for sale to others. These activities are integrated into the Branch Division construction business providing both a source of profits and a competitive advantage to our construction business. The amount of aggregate products produced in these branch operations that are used in our construction projects was approximately 44.0% during 2004 and has ranged from 43.0% to 56.0% over the last five years. The remainder is sold to unaffiliated parties and accounted for $264.4 million of revenue in 2004, representing 12.4% of our total revenue and 20.5% of Branch Division revenue, compared with $252.7 million, or 13.7% of our total revenue and 21.9% of Branch Division revenue in 2003, and $227.7 million, or 12.9% of our total revenue and 19.2% of Branch Division revenue in 2002. We have significant aggregate reserves that we have acquired by ownership in fee or through long-term leases.

      Heavy Construction Division. In 2004, revenue from HCD was $848.6 million (39.7% of our total revenue), compared with $691.8 million (37.5% of our total revenue) in 2003. Included in HCD revenue during 2004 is $104.3 million resulting from the consolidation of our partners’ share of construction joint venture revenue under

FIN 46 (see Note 5 of the “Notes to the Consolidated Financial Statements”). Like the Branch Division, HCD builds infrastructure projects for both public and private sector clients. Its projects have included major highways, large dams, mass transit facilities, bridges, pipelines, canals, tunnels, waterway locks and dams, airport runways, contract mine stripping, reclamation and large site preparation. It also performs activities such as demolition, clearing, large-scale earthwork and grading, dewatering, drainage improvements, structural concrete, rail signalization, and concrete and asphalt paving. HCD projects are usually larger and more complex than those performed by the Branch Division. HCD has completed projects in over twenty-three states from coast to coast.

      HCD markets, estimates, bids and provides management oversight of its projects from our Watsonville, California headquarters and regional estimating offices in Bloomington, Minnesota; Davis, California; Lewisville, Texas; Mt. Vernon, New York and Tampa, Florida. Project staff located at job sites have the managerial, technical and clerical capacity to meet on-site project management requirements. HCD has the ability, if appropriate, to process locally sourced aggregates into construction materials using owned or rented portable crushing, concrete and asphalt processing plants.

      HCD participates in joint ventures with other large construction companies. Joint ventures are used for large, technically complex projects, including design/build projects, where it is desirable to share risk and resources. Joint venture partners typically provide independently prepared estimates and shared financing, equipment, local knowledge and expertise (see “Joint Ventures” in “Management’s Discussion and Analysis of Financial Condition and Results of Operation”).

      Design/build projects have become a significant market opportunity for HCD. Unlike traditional projects where owners first hire a design firm and then put the project out to bid for construction, design/build projects provide the owner with a single point of responsibility and a single contact for both design and construction. HCD’s revenue from design/build projects has generally grown over the last ten years and represented 37.4% of HCD revenue (16.0% of total company revenue) in 2004. Although these projects carry additional risk as compared to traditional bid/build projects, the profit opportunities can also be higher. We frequently bid design/build projects as a part of a joint venture team.

Business Strategy

      Our fundamental objective is to increase long-term shareholder value by focusing on consistent profitability from controlled revenue growth. Shareholder value is measured by the appreciation of the value of our common stock over a period of years as well as a return from dividends. Further, it is a specific measure of our financial success to achieve a return on net assets greater than the cost of capital, creating “Granite Value Added”. To accomplish these objectives, we employ the following strategies:

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

      Selective Bidding — We focus our resources to bid on jobs that meet our selective bidding criteria, which includes analyzing the risk of a potential job in relation to available manpower to estimate and prepare the proposal, degree of competition, experience with the type of work, relationship with the owner, local resources and partnerships, equipment resources, and size and complexity of the job.

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

      Controlled Expansion — We intend to continue our expansion by selectively adding branches or branch satellite locations in the western United States, exploring opportunities to establish branch-like businesses in other areas of the country, pursuing major infrastructure projects throughout the nation and expanding into other construction related market segments through acquisitions. Additionally, we intend to leverage our financial capacity by investing in development projects that provide an acceptable return on our investment.

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

Customers

      We have customers in both the public and private sectors. The Branch Division’s largest volume customer is the California Department of Transportation (“Caltrans”). In 2004, contracts with Caltrans represented 6.3% of our revenue and total public sector revenue generated in California represented 19.8% of our revenue. Other Branch Division customers include other state departments of transportation, county and city public works departments, school districts and developers and owners of industrial, commercial and residential sites. HCD’s customers are predominantly in the public sector and currently include the state departments of transportation in a number of states as well as local transit authorities and federal agencies (see Note 1 of the “Notes to the Consolidated Financial Statements”).

Backlog

      Our backlog includes the total value of awarded contracts that have not been completed, including our proportionate share of unconsolidated joint venture contracts. Our backlog was $2.4 billion at December 31, 2004, up from $2.0 billion at December 31, 2003. Approximately $920.0 million of the December 31, 2004 backlog is expected to remain at December 31, 2005. With the exception of certain federal government contracts, we include a construction project in our backlog at such time as a contract is awarded and funding is in place. Certain federal government contracts that extend beyond one year are funded on a year-by-year basis. Included in our backlog at December 31, 2004 is approximately $35.0 million , for which federal government funding has not yet been fully appropriated. Substantially all of the contracts in our backlog may be canceled or modified at the election of the customer, however, we have not been materially adversely affected by contract cancellations or modifications in the past (see “Contract Provisions and Subcontracting”). A sizeable percentage of our anticipated contract revenue in any year is not reflected in our backlog at the start of the year due to the short duration of smaller Branch Division projects that are initiated and completed during each year (“turn business”). Backlog by segment is presented in “Backlog” under “Management’s Discussion and Analysis of Financial Condition and Results of Operation”.

Equipment and Plants

      We purchase and maintain many pieces of equipment, including cranes, bulldozers, barges, backhoes, excavators, scrapers, motor graders, loaders, trucks, pavers and rollers as well as construction materials processing plants. In 2004 and 2003, we spent approximately $46.6 million and $53.7 million, respectively, for construction equipment, plants and vehicles. At December 31, 2004, we maintained the following construction equipment, plants and vehicles:

Heavy construction equipment	2,364 units
Trucks, truck-tractors and trailers and vehicles	4,908 units
Aggregate crushing plants	49 plants
Asphalt concrete plants	57 plants
Portland cement concrete batch plants	26 plants
Asphalt rubber plants	4 plants
Lime slurry plants	11 plants

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

Employees

      On December 31, 2004, we employed 1,851 salaried employees, who work in management, estimating and clerical capacities, and 3,178 hourly employees. The total number of hourly personnel employed by us is subject to the volume of construction in progress. During 2004, the number of hourly employees ranged from 2,684 to 6,112 and averaged approximately 4,700. Our wholly owned subsidiaries, Granite Construction Company and Granite Halmar Construction Company, Inc. and our majority-owned subsidiary, Wilder Construction Company are parties to craft collective bargaining agreements in many areas in which they work.

      We believe our employees are our most valuable resource and that our workforce possesses a strong dedication to and pride in our company. Among salaried and non-union hourly employees, this dedication is reinforced by 23.5% equity ownership through our Employee Stock Ownership Plan, our Profit Sharing and 401k Plan and performance-based incentive compensation arrangements at December 31, 2004. Our managerial and supervisory personnel have an average of approximately eleven years of service with us.

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

Contract Provisions and Subcontracting

      The majority of contracts with our customers are either “fixed unit price” or “fixed price.” Under fixed unit price contracts, we are committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete poured or cubic yard of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk that we may not be able to perform all the work profitably for the specified amount. The percentage of fixed price contracts in our backlog has increased from approximately 51.0% at December 31, 2003 to approximately 58.0% at December 31, 2004. Our contracts are generally obtained through competitive bidding in response to advertisements by federal, state and local government agencies and private parties. Less frequently, contracts may be obtained through direct negotiations with private owners. Our contract risk mitigation process includes review of bids fitting certain criteria by various levels of management and, in some cases, by the executive committee of our Board of Directors.

      There are a number of factors that can create variability in contract performance and results as compared to a project’s original bid. The most significant of these include the completeness and accuracy of the original bid, recognition of costs associated with added scope changes, extended overhead due to owner and weather delays, subcontractor performance issues, changes in productivity expectations, site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable), the availability and skill level of workers in the geographic location of the project and a change in the availability and proximity of materials. All of these factors can impose inefficiencies on contract performance, which can drive up costs and lower profits. Conversely, if any of these or other factors are more positive than the assumptions in our bid, project profitability can improve. Design/ build projects carry other risks such as the risk inherent in estimating quantities before the project design is completed and design error risk, including both additional construction costs due to any design errors and liability to the contract owner for the design of the project. Although we manage this additional risk by adding contingencies to our bid amounts, obtaining errors and omissions insurance and obtaining indemnifications from our design consultants where possible, there is no guarantee that these risk management strategies will always be successful.

      All state and federal government contracts and most of our other contracts provide for termination of the contract for the convenience of the contract owner, with provisions to pay us for work performed through the date of termination. We have not been materially adversely affected by these provisions in the past.

      Many of our contracts contain provisions that require us to pay liquidated damages if specified completion schedule requirements are not met. Although we had not been significantly impacted by these provisions historically, during 2004 we were required to pay approximately $9.0 million in liquidated damages on two projects. Although we are disputing the validity of these liquidated damages, there is no guarantee that we will be successful in recovering the amounts paid.

      We act as prime contractor on most of the construction projects we undertake. We accomplish the majority of our projects with our own resources and subcontract specialized activities such as electrical and mechanical work. As prime contractor, we are responsible for the performance of the entire contract, including subcontract work. Thus, we are subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated. We manage this risk by reviewing the size of the subcontract, the financial stability of the subcontractor and other factors and, based on this review, determine whether to require that the subcontractor furnish a bond or other type of security that guarantees their performance. Disadvantaged business enterprise regulations require us to use our best efforts to subcontract a specified portion of contract work done for governmental agencies to certain types of subcontractors. Some of these subcontractors or other subcontractors may not be able to obtain surety bonds. Prior to 2004 we had not experienced significant costs associated with subcontractor performance issues. However in 2004 we experienced significant additional costs related to subcontractor non-performance on one large project (see “Gross Profit” in “Management’s Discussion and Analysis of Financial Condition and Results of Operation”).

Insurance and Bonding

      We maintain general and excess liability, construction equipment and workers’ compensation insurance; all in amounts consistent with industry practices.

      In connection with our business, we generally are required to provide various types of surety bonds that provide an additional measure of security for our performance under certain public and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time to time. In the last few years we have seen a steady decrease in the capacity of the surety market, driven primarily by substantial increases in surety industry losses and consolidation in the surety market through acquisition. This shrinking capacity has resulted in higher premiums and increased difficulty obtaining bonding, in particular for larger more complex projects throughout the market. In order to help mitigate these factors, in the last few years we have gone from working with a single surety to a co-surety structure involving three sureties. Our majority owned subsidiary, Wilder Construction Company, continues to work with a single surety and obtains surety bonds on a stand alone basis. Although we do not believe that this shrinking surety market capacity has significantly impacted our ability to grow our business, there is no assurance that it will not significantly impact our ability to obtain new contracts in the future (see “Risk Factors”).

Government and Environmental Regulations

      Our operations are subject to compliance with regulatory requirements of federal, state and local agencies and authorities, including regulations concerning workplace safety, labor relations and disadvantaged businesses. Additionally, all of our operations are subject to various federal, state and local laws and regulations relating to the environment, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste, the handling of underground storage tanks and the cleanup of properties affected by hazardous substances. Certain environmental laws impose substantial penalties for non-compliance and others, such as the federal Comprehensive Environmental Response, Compensation and Liability Act, impose strict, retroactive, joint and several liability upon persons responsible for releases of hazardous substances. We continually evaluate whether we must take additional steps at our locations to ensure compliance with environmental laws. While compliance with applicable regulatory requirements has not materially adversely affected our operations in the past, there can be no assurance that these requirements will not change and that compliance will not adversely affect our operations in the future. In addition, our aggregate materials operations require operating permits granted by governmental agencies. We believe that tighter regulations for the protection of the environment and other factors will make it increasingly difficult to obtain new permits and renewal of existing permits may be subject to more restrictive conditions than currently exist.

      As is the case with other companies in the same industry, some of our aggregate products contain varying amounts of crystalline silica, a common mineral. Also, some of our construction and material processing operations release as dust crystalline silica that is in the materials being handled. Excessive, prolonged inhalation of very small-sized particles of crystalline silica has been associated with respiratory disease (including silicosis). The Mine Safety and Health Administration and the Occupational Safety and Health Administration have established occupational thresholds for crystalline silica exposure as respirable dust. We monitor to verify that our dust control procedures are keeping occupational exposures at or below the requisite thresholds and to verify that respiratory protective equipment is made available when required. We also communicate, through safety information sheets and other means, what we believe to be appropriate warnings and cautions to employees and customers about the risks associated with excessive, prolonged inhalation of mineral dust in general and crystalline silica in particular.

      In December 2004, the Superior Court for Alameda County approved the Consent Judgments containing the final terms of the settlement reached in the California Safe Drinking Water and Toxic Enforcement Act (“Prop 65”) action brought by two private citizens groups and the California Attorney General’s Prop 65 asphalt-related action. Settling defendants, which include Granite, are companies involved in the manufacture, sale, distribution, transportation, application, storage, use and/or recycling of asphalt related product for use in paving operations. We, along with other settling defendants entered into these Consent Judgments pursuant to a settlement of certain disputed claims alleged by the private citizens and the California Attorney General while denying any fact or violation of applicable laws, including, but not limited to violations of Prop 65. The amount of the settlement was not material to our financial position, results of operations or cash flows.

Risk Factors

      Set forth below and elsewhere in this Report and in other documents we file with the SEC are various risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in the Report.

•	Economic downturns and reductions in government funding could have a negative impact on our business. Significant portions of our revenues are derived from contracts that are funded by federal, state and local government agencies. Our ability to obtain future public sector work at reasonable margins is highly dependent on the amount of work that is available to bid, which is largely a function of the level of government funding available. We also perform commercial and residential site development and other work for customers in the private sector. The availability of this private sector work can be significantly adversely affected by general economic downturns.

•	Our fixed price and fixed unit price contracts subject us to the risk of increased project cost. As more fully described under “Contract Provisions and Subcontracting” above, the profitability of our fixed price and fixed unit price contracts can be adversely affected by a number of factors that can cause our actual costs to materially exceed the costs estimated at the time of our original bid.

•	Accounting for our revenues and costs involves significant estimates. As further described in “Critical Accounting Estimates” under “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” accounting for our contract related revenues and costs as well as other cost items requires management to make a variety of significant estimates and assumptions. Although we believe we have sufficient experience and processes to enable us to formulate appropriate assumptions and produce reliable estimates, these assumptions and estimates may change significantly in the future and these changes could result in a material adverse effect on our financial position and the results of our operations.

•	Weather can significantly impact our quarterly revenues and profitability. Our ability to perform work is significantly impacted by weather conditions such as precipitation and temperature. Changes in weather conditions can create significant variability in our quarterly revenues and profitability, particularly in the first and fourth quarters of the year. Additionally, delays and other weather impacts may increase a project’s cost and decrease its profitability.

•	Our success depends on attracting and retaining qualified personnel in a competitive environment. The single largest factor in our ability to profitably execute our work is our ability to attract, develop and retain qualified personnel. Our success in attracting qualified people is dependent on the resources available in individual geographic areas and the impact on the labor supply due to general economic conditions as well as our ability to provide a competitive compensation package and work environment.

•	We work in a highly competitive marketplace. As more fully described under “Competition” above, we have multiple competitors in all of the areas in which we work. During economic down cycles or times of lower government funding for public works projects, competition for the fewer available projects intensifies and this increased competition may result in a decrease in our ability to be competitive at acceptable margins.

•	An inability to secure and permit aggregate reserves could negatively impact our future operations and results. Tighter regulations for the protection of the environment and the finite nature of property containing suitable aggregate reserves are making it increasingly challenging and costly to secure and permit aggregate reserves. Although we have thus far been able to secure and permit reserves to support our business, it is likely to become increasingly difficult to do so and there is no assurance that we will be able to secure and permit reserves in the future.

•	We are subject to environmental and other regulation. As more fully described under “Government and Environmental Regulations” above, we are subject to a number of federal, state and local laws and regulations relating to the environment and workplace safety, the noncompliance of which can result in substantial penalties as well as civil and criminal liability. While compliance with these laws and regulations has not materially adversely affected our operations in the past, there can be no assurance that these requirements will not change and that compliance will not adversely affect our operations in the future.

•	Strikes or work stoppages could have a negative impact on our operations and results. We are party to collective bargaining agreements covering a substantial portion of our craft workforce. Although our results and operations have not been significantly impacted by strikes or work stoppages in the past, such labor actions could have a significant impact on our operations if they occur in the future.

•	Unavailability of insurance coverage could have a negative impact on our operations and results. We maintain insurance coverage as part of our overall risk management strategy and due to requirements to maintain specific coverage in our financing agreements and in most of our construction contracts. Although we have been able to obtain insurance coverage to meet our requirements in the past, there is no assurance that such insurance coverage will be available in the future.

•	An inability to obtain bonding would have a negative impact on our operations and results. As more fully described in “Insurance and Bonding” above, we generally are required to provide surety bonds securing our performance under the majority of our public and private sector contracts. Our inability to obtain surety bonds in the future would significantly impact our ability to obtain new contracts, which would have a material adverse effect on our business.

•	Our joint venture contracts with project owners subject us to joint and several liability. If a joint venture partner fails to perform we could be liable for completion of the entire contract and, if the contract were unprofitable, this could result in a material adverse effect on our financial position, results of operations and cash flows.

•	We use diesel fuel, asphalt oil and other petroleum based products that are subject to significant price fluctuations. These materials are used to run our equipment and materials processing plants and are a significant part of the asphalt paving materials that are used in many of our construction projects or are sold to outside parties. Although we can be partially protected by asphalt or fuel price escalation clauses in some of our contracts, not all contracts provide such protection. We have not been significantly adversely affected by price fluctuations in the past; however, there is no guarantee that we will not be in the future.

•	As a part of our growth strategy we expect to make future acquisitions and acquisitions involve many risks. These risks include difficulties integrating the operations and personnel of the acquired companies, diversion of management’s attention, potential difficulties and increased costs associated with completion of any assumed construction projects, insufficient revenues to offset increased expenses associated with acquisitions and the potential loss of key employees of the acquired companies. Acquisitions may also cause us to increase our liabilities, record goodwill or other non-amortizable intangible assets that will be subject to impairment testing and potential impairment charges and incur amortization expenses related to certain other intangible assets. Failure to manage and successfully integrate acquisitions could harm our business and operating results significantly.

•	Failure of our subcontractors to perform as anticipated could have a negative impact on our results. As further described under “Contract Provisions and Subcontracting” above, we subcontract a portion of many of our contracts to specialty subcontractors and we are ultimately responsible for the successful completion of their work. Although we seek to require bonding from our higher risk subcontractors, they are not always bondable and there is no guarantee that we will not incur a material loss due to subcontractor performance issues.

•	Our long-term debt and credit arrangements contain restrictive covenants and failure to meet these covenants could significantly harm our financial condition. Our long-term debt and credit arrangements and related restrictive covenants are more fully described in Note 10 of the “Notes to the Consolidated Financial Statements” included in this report. In most cases, failure to meet the restrictive covenants would result in an immediate repayment liability for all amounts due and cancellation of open lines of credit. Additionally, failure to meet restrictive covenants related to our debt and credit agreements would trigger cross-default provisions that would cause us to also be in default of our surety agreements. Although we have not had difficulty meeting these covenants in the past, failure to do so in the future could have material adverse effects on our business and financial condition.

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

Website Access

      Our website address is www.graniteconstruction.com. On our website we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information on our website is not incorporated into, and is not part of, this report. These reports, and any amendments to them, are also available at the website of the Securities and Exchange Commission, www.sec.gov.

Item 2.	Properties

      Operations of Granite and our subsidiaries are conducted on both owned and leased properties with a total of approximately 1.0 million square feet of office and shop space situated on approximately 5,000 acres. Materials related operations of Granite and our subsidiaries are conducted on both owned and leased properties with a total of approximately 10,000 acres of owned quarry land with approximately 366,000,000 tons of aggregate reserves, and approximately 4,000 acres of leased quarry land with approximately 206,000,000 tons of aggregate reserves. We consider our available and future aggregate reserves adequate to meet our expected operating needs. We pursue a plan of acquiring new sources of aggregate reserves to replenish those depleted and to support future growth with a goal of maintaining approximately thirty years of aggregate reserves at most of our branch locations. Additionally, we own 2,605 acres of land that is either held for sale or is currently under development and intended for future sale.

Item 3.	Legal Proceedings

      Our wholly-owned subsidiary, Granite Construction Company “GCCO”, as a member of a joint venture, Wasatch Constructors is among a number of construction companies and the Utah Department of Transportation that were named in a lawsuit filed in the United States District Court for the District of Utah. The plaintiffs are two independent contractor truckers who filed the lawsuit on behalf of the United States under the federal False Claims Act seeking to recover damages and civil penalties in excess of $46.4 million.

      Among other things, the plaintiffs allege that certain defendants, who were subcontractors to Wasatch, defrauded the Government by charging Wasatch for dirt and fill material they did not provide and that Wasatch and UDOT knowingly paid for such excess material. The plaintiffs also allege that Wasatch committed certain other acts including providing substandard workmanship and materials; failure to comply with clean air and clean water standards and the filing of false certifications regarding its entitlement to the payment of bonuses.

      The original complaint was filed in January 1999 and the Third Amended Complaint was filed in February 2003. On May 30, 2003, Wasatch Constructors and the coordinated defendants filed their motion to dismiss the Third Amended Complaint. On December 23, 2003, the Court issued its order granting Wasatch Constructors and the coordinated defendants’ motion to dismiss the Third Amended Complaint but allowed the plaintiffs one last opportunity to amend their complaint. Plaintiffs’ Fourth Amended Complaint was filed on July 12, 2004. The Company and GCCO believe that the allegations in the lawsuit are without merit and intend to defend them vigorously.

      Additionally, we are one of approximately one hundred defendants named in four California State Court lawsuits where four plaintiffs have, by way of various causes of action, including strict products and market share liability, alleged personal injuries caused by exposure to silica products and related materials during plaintiffs’ use or association with sandblasting or grinding concrete. The plaintiffs in each lawsuit have categorized the defendants as equipment defendants, respirator defendants, premises defendants and sand defendants. We have been identified as a sand defendant, meaning a party that manufactured, supplied or distributed silica-containing products. Our preliminary investigation reveals that we have not knowingly sold or distributed abrasive silica sand for sandblasting.

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

Item 4.	Submission of Matters to a Vote of Security Holders

      We did not submit any matters to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

Executive Officers of the Registrant

      Our executive officers are as follows:

Name	Age	Position

William G. Dorey	60	President, Chief Executive Officer and Director
Mark E. Boitano	56	Executive Vice President and Chief Operating Officer
James H. Roberts	48	Senior Vice President and Branch Division Manager
Michael F. Donnino	50	Senior Vice President and Heavy Construction Division Manager
William E. Barton	60	Senior Vice President and Chief Financial Officer

      Granite Construction Incorporated was incorporated in Delaware in January 1990 as the holding company for Granite Construction Company, which was incorporated in California in 1922. All dates of service for our executive officers include the periods in which they served for Granite Construction Company.

      Mr. Dorey has been an employee of Granite since 1968 and has served in various capacities, including Director since January 22, 2004, President and Chief Executive Officer since January 1, 2004, President and Chief Operating Officer from February 2003 to December 31, 2003, and Executive Vice President and Chief Operating Officer from 1998 to February 2003. He is also a director of Wilder Construction Company and served as a director of TIC Holdings, Inc. from 1997 to 2002. Mr. Dorey received a B.S. degree in Construction Engineering from Arizona State University in 1967.

      Mr. Boitano has been an employee of the Company since 1977 and has served in various capacities, including Chief Operating Officer since January 1, 2004 and Executive Vice President since February 2003. He also served as Branch Division Manager from 1998 to January 2004, and Senior Vice President from 1998 to February 2003. In 2001, he became a director of Wilder Construction Company. Mr. Boitano received a B.S. degree in Civil Engineering from Santa Clara University in 1971 and an M.B.A. degree from California State University, Fresno in 1977.

      Mr. Roberts joined Granite in 1981 and has served in various capacities, including Senior Vice President and Branch Division Manager since May 24, 2004, Vice President and Assistant Branch Division Manager from 1999 to 2004, and Regional Manager of Nevada and Utah Operations from 1995 to 1999. He received a B.S.C.E. in 1979 and an M.S.C.E. in 1980 from the University of California, Berkeley, and an M.B.A. from the University of Southern California in 1981.

      Mr. Donnino joined Granite in 1977 and has served as Senior Vice President and Heavy Construction Division Manager since January 1, 2005. He served as Vice President and Heavy Construction Division Assistant Manager during 2004, Texas Regional Manager from 2000 to 2003 and Dallas Area Manager from 1991 to 2000. Mr. Donnino received a B.S.C.E. in Structural, Water and Soils Engineering from the University of Minnesota in 1976.

      Mr. Barton has been an employee of the Company since 1980 and has served as Senior Vice President and Chief Financial Officer since 1999, and as Vice President and Chief Financial Officer from 1990 to 1999. In 1997, Mr. Barton became a director of TIC Holdings, Inc., and in January 2000 he also became a director of Wilder Construction Company. He received a B.S. degree in Accounting and Finance from San Jose State University in 1967 and an M.B.A. degree from Santa Clara University in 1973.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

      Our common stock trades on the New York Stock Exchange under the ticker symbol GVA. See “Quarterly Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for a two-year summary of quarterly dividends and high and low sales prices of our stock.

      We have paid quarterly cash dividends since the second quarter of 1990 and we intend to continue to pay quarterly cash dividends. However, declaration and payment of dividends is within the sole discretion of our Board of Directors, subject to limitations imposed by Delaware law and compliance with our credit agreements, and will depend on our earnings, capital requirements, financial condition and such other factors as the Board of Directors deems relevant.

      As of February 18, 2005, there were 41,610,795 shares of common stock outstanding held by 968 shareholders of record.

      During the three months ended December 31, 2004, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended December 31, 2004:

			Total Number of
			Shares Purchased as	Approximate Dollar Value
			Part of Publicly	of Shares That May Yet
	Total Number of	Average Price Paid	Announced Plans or	Be Purchased Under the
Period	Shares Purchased(1)	per Share	Programs(2)	Plans or Programs(2)

October 1, 2004 through October 31, 2004	—	—	—	$22,787,537
November 1, 2004 through November 30, 2004	—	—	—	$22,787,537
December 1, 2004 through December 31, 2004	3,638	$26.41	—	$22,787,537

	3,638	$26.41	—

(1)	The total number of shares purchased includes shares purchased in connection with employee tax withholding for shares granted under our Amended and Restated 1999 Equity Incentive Plan.

(2)	On October 16, 2002, we publicly announced that our Board of Directors had authorized us to repurchase up to $25.0 million worth of shares of our Company’s common stock at management’s discretion.

Item 6.	Selected Consolidated Financial Data

      The selected consolidated operations data for 2004, 2003 and 2002 and consolidated balance sheet data as of December 31, 2004 and 2003 set forth below have been derived from our audited consolidated financial statements, and are qualified by reference to those consolidated financial statements. The selected consolidated operations data for 1994 through 2001 and the consolidated balance sheet data as of December 31, 1994 through 2002 have been derived from our audited consolidated financial statements not included herein. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

Selected Consolidated Financial Data

	Years Ended December 31,

	2004*	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994

	(In Thousands, Except Per Share Data)
Operating Summary
Revenue	$2,136,212	$1,844,491	$1,764,742	$1,547,994	$1,348,325	$1,328,774	$1,226,100	$1,028,205	$928,799	$894,796	$693,388
Gross profit	222,021	226,450	224,584	183,616	190,618	179,201	153,092	111,730	110,655	111,963	89,988
As a percent of revenue	10.4%	12.3%	12.7%	11.9%	14.1%	13.5%	12.5%	10.9%	11.9%	12.5%	13.0%
General and administrative expenses	157,035	151,879	146,467	119,282	105,043	94,939	83,834	73,593	71,587	69,610	62,795
As a percent of revenue	7.4%	8.2%	8.3%	7.7%	7.8%	7.1%	6.8%	7.2%	7.7%	7.8%	9.1%
Net Income	57,007	60,504	49,279	50,528	55,815	52,916	46,507	27,832	27,348	28,542	19,488
As a percent of revenue	2.7%	3.3%	2.8%	3.3%	4.1%	4.0%	3.8%	2.7%	2.9%	3.2%	2.8%
Net income per share:
Basic	$1.41	$1.51	$1.23	$1.27	$1.41	$1.35	$1.17	$0.70	$0.70	$0.73	$0.50
Diluted	1.39	1.48	1.21	1.24	1.38	1.31	1.13	0.69	0.68	0.72	0.49
Weighted average shares of common and common stock equivalents outstanding:
Basic	40,390	40,175	40,016	39,794	39,584	39,087	39,839	39,596	39,311	38,874	38,826
Diluted	41,031	40,808	40,723	40,711	40,409	40,445	41,009	40,413	40,122	39,711	39,434

Balance Sheet Summary
Total assets	$1,277,954	$1,060,410	$983,819	$929,684	$711,142	$679,572	$626,571	$551,809	$473,045	$454,744	$349,098
Cash, cash equivalents and marketable securities	277,692	201,985	182,694	193,233	100,731	108,077	121,424	72,769	72,230	66,992	48,638
Working capital	355,927	274,947	220,396	248,413	180,051	143,657	142,448	103,910	92,542	77,179	65,537
Current maturities of long-term debt	15,861	8,182	8,640	8,114	1,130	5,985	10,787	12,921	10,186	13,948	10,070
Long-term debt	148,503	126,708	132,380	131,391	63,891	64,853	69,137	58,396	43,602	39,494	17,237
Other long-term liabilities	40,641	29,938	13,742	10,026	6,370	—	—	—	—	—	—
Shareholders’ equity	550,474	504,891	454,869	418,502	377,764	327,732	301,282	257,434	233,605	209,905	182,692
Book value per share	13.23	12.16	11.03	10.19	9.24	8.09	7.26	6.26	5.73	5.22	4.61
Dividends per share	0.40	0.40	0.32	0.32	0.29	0.27	0.20	0.16	0.17	0.13	0.06
Common shares outstanding	41,612	41,528	41,257	41,089	40,882	40,494	41,474	41,100	40,784	40,242	39,650

Backlog	$2,437,994	$1,985,788	$1,856,451	$1,377,172	$1,120,481	$793,256	$901,592	$909,793	$597,876	$590,075	$550,166

*	Effective January 1, 2004, we adopted Financial Accounting Standards Board Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (see Note 5 of the “Notes to the Consolidated Financial Statements”).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

      We are one of the largest heavy civil contractors in the United States and are engaged in the construction of highways, dams, airports, mass transit facilities and other infrastructure-related projects. We have offices in Alaska, Arizona, California, Florida, Georgia, Minnesota, Nevada, New York, Oregon, Texas, Utah and Washington. Our business involves two operating segments: the Branch Division and the Heavy Construction Division.

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

      Our general and administrative costs include salaries and related expenses, incentive compensation, discretionary profit sharing and other variable compensation, as well as other overhead costs to support our overall business. In general, these costs will increase in response to the growth and the related increased complexity of our business. These costs may also vary depending on the number of projects in process in a particular area and the corresponding level of estimating activity. For example, as large projects are completed or if the level of work slows down in a particular area, we will often re-assign employees who had been working on projects to estimating and bidding activities until another project is ready to start, which temporarily moves their salaries and other related costs from cost of revenue to general and administrative expense. Additionally, our compensation strategy for selected management personnel is to rely heavily on a variable cash and restricted stock performance-based incentive element. The cash portion of these incentives is expensed when earned while the restricted stock portion is expensed over the vesting period of the stock (generally three to five years). Depending on the mix of cash and restricted stock, these incentives can have the effect of increasing general and administrative expenses in a very profitable year and decreasing expenses in less profitable years.

Critical Accounting Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience; however actual amounts could differ from those estimates.

      Certain of our accounting policies and estimates require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from construction contracts, accounting for construction joint ventures, the valuation of long-lived assets and insurance estimates. We evaluate all of our estimates and judgments on an on-going basis.

      Revenue Recognition for Construction Contracts: The majority of our contracts with our customers are either “fixed unit price” or “fixed price”. Under fixed unit price contracts, we are committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete poured or cubic yards of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk that we may not be able to perform all the work profitably for the specified contract amount. The percentage of fixed price contracts in our backlog has increased from approximately 51.0% at December 31, 2003 to approximately 58.0% at December 31, 2004. All state and federal government contracts and many of our other contracts provide for termination of the contract for the convenience of the party contracting with us, with provisions to pay us for work performed through the date of termination.

      We use the percentage of completion accounting method for construction contracts in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue and earnings on construction contracts, including construction joint ventures, are recognized on the percentage of completion method in the ratio of costs incurred to estimated final costs. Revenue in an amount equal to cost incurred is recognized prior to contracts reaching 25% completion. The related profit is deferred until the period in which such percentage completion is attained. It is our judgment that until a project reaches 25% completion, there is insufficient information to determine what the estimated profit on the project will be with a reasonable level of assurance. Revenue from contract claims is recognized when we have a signed settlement agreement and payment is assured. Revenue from contract change orders, which occur in most large projects, is recognized when the owner has agreed to the change order in writing. Provisions are recognized in the statement of income for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. Contract cost consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). Depreciation is provided using accelerated methods for construction equipment. Contract cost is recorded as incurred and revisions in contract revenue and cost estimates are reflected in the accounting period when known. The 25% threshold is applied to all percentage of completion projects without exception unless and until we project a loss on the project, in which case the estimated loss is immediately recognized.

      The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Our cost estimates for all of our significant projects use a highly detailed “bottom up” approach and we believe our experience allows us to produce materially reliable estimates. However, our projects can be highly complex and in almost every case the profit margin estimates for a project will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have many projects of varying levels of complexity and size in process at any given time (during 2004 we worked on over 4,600 projects) these changes in estimates can offset each other without materially impacting our overall profitability. However, large changes in cost estimates, particularly in the bigger, more complex projects in our Heavy Construction Division, can have a more significant effect on profitability.

      There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include the completeness and accuracy of the original bid, recognition of costs associated with added scope changes, extended overhead due to owner and weather delays, subcontractor performance issues, changes in productivity expectations, site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable), the availability and skill level of workers in the geographic location of the project and a change in the availability and proximity of materials. The foregoing factors as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit between periods and these fluctuations may be significant.

      Construction Joint Ventures and Other Variable Interest Entities: As described in Note 5 of the “Notes to the Consolidated Financial Statements” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under “Joint Ventures,” we participate in various construction joint venture partnerships in order to share expertise, risk and resources for certain highly complex projects.

      We have determined that certain of the construction joint ventures as well as certain other partnerships in which we participate are variable interest entities as defined by Financial Accounting Standards Board Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46”) and we have consolidated those for which we are the primary beneficiary on a prospective basis effective January 1, 2004 (see Note 5 of the “Notes to the Consolidated Financial Statements”). Consistent with industry practice and Emerging Issues Task Force Issue 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures”, we account for our share of the operations of construction joint ventures in which we have determined we are not the primary beneficiary on a pro rata basis in the consolidated statements of income and as a single line item in the consolidated balance sheets.

      Determining whether an entity is a Variable Interest Entity (“VIE”) and whether we are the primary beneficiary involves a substantial amount of estimation and judgment, including estimates of the amount and timing of future cash flows. Although we believe that the estimates and judgments we used are reasonable and supportable, the use of different assumptions and estimates could produce a different result. The decision as to whether or not to consolidate a joint venture has an impact on the amount of recorded revenue, contract costs, assets and liabilities but has little or no impact on recorded net income.

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

      Additionally, we had approximately $27.9 million in goodwill at December 31, 2004, $18.0 million relating to HCD and $9.9 million relating to our Branch Division. We perform goodwill impairment tests on an annual basis and more frequently when events and circumstances occur that indicate a possible impairment of goodwill. In determining whether there is an impairment of goodwill, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using a discounted future cash flow method. We then compare the resulting fair value to the net book value of the reporting unit, including goodwill. If the net book value of a reporting unit exceeds its fair value, we would measure the amount of the impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we recognize a goodwill impairment loss. We performed our annual impairment test in 2004 and we determined that no impairment had occurred. The discounted future cash flow method used in the first step of our impairment test involves significant estimates including future cash inflows from estimated revenues, future cash outflows from estimated project cost and general and administrative costs, estimates of timing of collection and payment of various items and future growth rates as well as discount rate and terminal value assumptions. Although we believe the estimates and assumptions that we used in testing for impairment are reasonable and supportable, significant changes in any one of these assumptions could produce a significantly different result.

Current Year

Revenue

	Years Ended December 31,

	2004		2003		2002

	Amount	Percent	Amount	Percent	Amount	Percent

	(In thousands)
Revenue by Division:
Branch Division	$1,287,615	60.3%	$1,152,726	62.5%	$1,187,812	67.3%
Heavy Construction Division	848,597	39.7%	691,765	37.5%	576,930	32.7%

	$2,136,212	100.0%	$1,844,491	100.0%	$1,764,742	100.0%

Revenue by Geographic Area:
California	$761,365	35.6%	$680,597	36.9%	$738,392	41.8%
West (excluding California)	634,206	29.7%	593,781	32.2%	598,432	33.9%
Midwest	84,587	4.0%	59,911	3.2%	73,612	4.2%
South	358,631	16.8%	345,258	18.7%	251,604	14.3%
Northeast	297,423	13.9%	164,944	9.0%	102,702	5.8%

	$2,136,212	100.0%	$1,844,491	100.0%	$1,764,742	100.0%

Revenue by Market Sector:
Federal agencies	$118,613	5.6%	$63,852	3.5%	$56,039	3.2%
State agencies	709,629	33.2%	722,055	39.1%	692,263	39.2%
Local public agencies	724,855	33.9%	553,146	30.0%	515,071	29.2%

Total public sector	$1,553,097	72.7%	$1,339,053	72.6%	$1,263,373	71.6%

Private sector	318,762	14.9%	252,693	13.7%	273,636	15.5%
Material sales	264,353	12.4%	252,745	13.7%	227,733	12.9%

	$2,136,212	100.0%	$1,844,491	100.0%	$1,764,742	100.0%

      Revenue: Revenue from our Branch Division increased $134.9 million, or 11.7%, in the year ended December 31, 2004 from the year ended December 31, 2003. The increase in Branch Division revenue primarily reflected increases in private sector construction revenue and sales of construction materials as a result of the increase in demand created by the continuing strong housing market in California and other Branch Division locations. The increase in revenue from construction materials was also due to increases in both unit volume and average sales price of certain products, which we believe reflect an appreciation in the market for the growing scarcity of finite aggregate resources and the results of our strategic focus on maximizing revenue from external sales of materials. Public sector revenue as a percent of total branch revenue remained relatively unchanged compared with 2003 as increased local government agency revenue was largely offset by a reduction in state government agency work, particularly in California. We continue to experience reduced awards from the California State Department of Transportation due to ongoing budgetary uncertainty in the state (see “Outlook”).

      Revenue from our Heavy Construction Division increased $156.8 million, or 22.7%, in the year ended December 31, 2004 from the year ended December 31, 2003. Included in HCD revenue for the year ended December 31, 2004 was $104.3 million (all in the public sector) resulting from the consolidation of our partners’ share of construction joint venture revenue under FIN 46 (see Note 5 of the “Notes to the Consolidated Financial Statements”). The remainder of the increase over 2003 was due primarily to results from a higher backlog at the beginning of 2004, particularly in the Northeast.

Backlog

	December 31,

	2004		2003

	Amount	Percent	Amount	Percent

	(In thousands)
Backlog by Division:
Heavy Construction Division	$1,876,091	77.0%	$1,529,398	77.0%
Branch Division	561,903	23.0%	456,390	23.0%

	$2,437,994	100.0%	$1,985,788	100.0%

Backlog by Geographic Area:
California	$607,737	24.9%	$259,035	13.0%
West (excluding California)	369,294	15.1%	317,520	16.0%
Midwest	120,578	4.9%	36,096	1.8%
South	757,605	31.1%	642,534	32.4%
Northeast	582,780	24.0%	730,603	36.8%

	$2,437,994	100.0%	$1,985,788	100.0%

Backlog by Market Sector:
Federal agencies	$64,348	2.6%	$105,397	5.3%
State agencies	1,003,614	41.2%	747,214	37.6%
Local public agencies	1,137,821	46.7%	962,255	48.5%

Total public sector	2,205,783	90.5%	1,814,866	91.4%

Private sector	232,211	9.5%	170,922	8.6%

	$2,437,994	100.0%	$1,985,788	100.0%

      Backlog: Backlog in our Heavy Construction Division at December 31, 2004 was $1,876.1 million, an increase of $346.7 million, or 22.7%, from backlog at December 31, 2003. Included in HCD backlog at December 31, 2004 was $280.5 million resulting from the consolidation of our partners’ share of construction joint venture backlog under FIN 46 (see Note 5 of the “Notes to the Consolidated Financial Statements”). The remainder of the increase resulted from new awards in California and in the South, partially offset by a reduction in the Northeast and reflected changes primarily in public sector backlog. Additions to HCD backlog in the fourth quarter of 2004 included a $147.8 million design/build bridge project in Florida, a $131.1 million highway project in Texas and a $49.8 million transit structure project in New York.

      Branch Division backlog at December 31, 2004 was $561.9 million, an increase of $105.5 million, or 23.1%, from the December 31, 2003 level. The increase was due primarily to higher backlog in the private sector for projects located throughout the West, including California, due largely to the continued strong demand in the housing sector. Public sector backlog increases in states other than California were generally offset by a decrease in California, where ongoing budgetary issues have had a negative impact on the amount of funding available for infrastructure projects. Branch Division awards in the fourth quarter of 2004 included a $28.3 million bridge project in Alaska and a $16.3 million sewer pipeline project in California.

Gross Profit

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Branch Division gross profit	$185,509	$170,024	$173,480
Percent of division revenue	14.4%	14.7%	14.6%

Heavy Construction Division gross profit	$41,036	$56,920	$50,759
Percent of division revenue	4.8%	8.2%	8.8%

Other	$(4,524)	$(494)	$345

Total gross profit	$222,021	$226,450	$224,584
Percent of revenue	10.4%	12.3%	12.7%

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

      Additionally, as we also describe under “Critical Accounting Estimates” we do not recognize revenue from contract claims until we have a signed agreement and payment is assured and we do not recognize revenue from contract change orders until the contract owner has agreed to the change order in writing. However, we do recognize the costs related to any contract claims or pending change orders when they are incurred. As a result, our gross profit as a percent of revenue can vary during periods where a large volume of change orders or contract claims are pending resolution (reducing gross profit percent) or, conversely, during periods where large change orders or contract claims are agreed or settled (increasing gross profit percent). Although this variability can occur in both our Branch Division and HCD, it can be much more pronounced in HCD because of the larger size of their projects.

      Revenue from projects that were less than 25% complete was $132.2 million in 2004 and $107.9 million in 2003. Included in revenue from projects less than 25% complete for the year ended December 31, 2004 is $24.2 million resulting from the consolidation of our partners’ share of construction joint venture backlog under FIN 46 (see Note 5 of the “Notes to the Consolidated Financial Statements”). This increase in revenue from projects less than 25% complete had the effect of reducing our overall gross margin. No significant claim revenue was recognized in either 2004 or 2003.

      Gross profit as a percent of revenue in our Branch Division decreased slightly in 2004 as compared with 2003 reflecting normal variability in the mix of work performed during the year.

      The decrease in HCD gross profit as a percent of revenue in 2004 as compared with 2003 was due primarily to downward revisions in certain profit forecasts due to additional estimated costs to complete. The net impact of these estimate changes on recognized gross profit during 2004 was a reduction in gross profit of approximately $40.0 million, of which approximately $10.0 million was recognized in the fourth quarter. Included in the net impact of this change in estimate in both the quarter and year ended December 31, 2004 was approximately $2.0 million representing our partners’ proportionate share that has been newly consolidated during 2004 (see Note 5 of the “Notes to the Consolidated Financial Statements”). The majority of this change in estimate related to downward revisions of ten projects. The amount attributable to each project ranged from approximately $1.4 million to $11.6 million. The cost estimate changes resulted from a variety of factors including costs associated with added scope changes, extended overhead due to owner and weather delays, design problems on design/build projects, subcontractor performance issues, changes in productivity expectations and higher estimated liquidated damages on two projects. At December 31, 2004, six of these projects were greater than 90% complete, two were greater than 85% complete and the remaining two projects averaged 59% complete. Although we believe that our estimates of the cost to complete these projects are achievable, it is possible that the actual cost to complete will be greater than our current estimate and any future estimate changes could be significant.

General and Administrative Expenses

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Salaries and related expenses	$82,379	$78,832	$72,329
Incentive compensation, discretionary profit sharing and other variable compensation	25,467	28,309	25,727
Other general and administrative expenses	49,189	44,738	48,411

Total	$157,035	$151,879	$146,467

Percent of revenue	7.4%	8.2%	8.3%

      General and Administrative Expenses: General and administrative expenses increased by $5.2 million from 2003 to 2004. Salaries and related expenses increased in 2004 due primarily to additional staffing needed to support a higher volume of work. Incentive compensation, discretionary profit sharing and other variable compensation decreased in 2004 due to lower profitability in 2004. The increase in other general administrative costs in 2004 related to increased bidding activity and higher revenue volume as well as costs associated with complying with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Other general and administrative costs include information technology, occupancy, office equipment and supplies, depreciation, travel and entertainment, outside services, advertising and marketing, training and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses.

Gain on Sales of Property and Equipment

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Gain on sales of property and equipment	$18,566	$4,714	$2,128

      Gain on Sales of Property and Equipment: Gain on sales of property and equipment increased by $13.9 million from 2003 to 2004 due primarily to the $10.0 million gain on sale of certain assets related to our redi-mix concrete business in Utah in March 2004.

Other Income (Expense)

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Interest income	$7,962	$6,422	$10,048
Interest expense	(7,191)	(8,577)	(9,162)
Equity in income of affiliates	6,162	17,657	3,366
Other, net	4,439	2,738	(1,758)

Total	$11,372	$18,240	$2,494

      Other Income (Expense): Equity in income of affiliates primarily comprised income from our equity method investment in two land development partnerships in the year ended December 31, 2004 and $18.4 million in income related to the sale of the State Route 91 Toll Road Franchise by the California Private Transportation Corporation, of which we are a 22.2% limited partner in the year ended December 31, 2003.

Provision for Income Taxes

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Provision for income taxes	$28,477	$35,304	$29,951
Effective tax rate	30.0%	36.2%	36.2%

      Provision for Income Taxes: Our effective tax rate decreased to 30.0% in 2004 from 36.2% in 2003 due primarily to the inclusion in our pre-tax income of the minority interest in the income of our consolidated construction joint ventures as required by FIN 46 (see Note 5 of the “Notes to the Consolidated Financial Statements”), which are generally not subject to income taxes on a stand-alone basis, and a lower overall state tax rate, net of federal tax benefit, due to changes in the mix of earnings in differing tax jurisdictions. The American Jobs Creation Act of 2004 provides for a new deduction for domestic production which will be phased in over six years beginning in 2005. As a result, we expect that our 2005 tax expense will be positively impacted by this deduction, adjusting our effective tax rate between 0.8% and 1.0%.

Outlook

      Looking ahead, our performance in 2005 will be dependent largely on the Branch Division’s ability to capitalize on the private sector opportunities available in the West and HCD’s ability to deliver improved performance from its backlog. Our materials business remains strong, and we continue to monitor the legislative activities affecting our industry, particularly the funding of transportation projects at both federal, state and local levels.

      The Branch Division has been implementing its strategic direction taken several years ago to capitalize on the healthy private sector market in the West. We have made the organizational adjustments and added staff to allow us to better serve this market, particularly in California where we continue to witness population and job growth producing strong housing starts in many of our regions. We have yet, however, to see an increase in Caltrans work being let and we do not anticipate this will change in 2005. Conversely, the private sector market is currently showing no signs of slowing down. Our strategy for the Branch Division is to continue to serve both the private and public sector markets. This strategy provides us the flexibility to take advantage of opportunities in a variety of markets and economic environments.

      Our materials business, which is also being driven by the private sector market, remains strong. With third-party sales representing 21% of the Branch Division’s revenue in 2004, the ownership of aggregate materials is becoming increasingly more valuable both as a resource for our core construction business as well as a strategic and profitable retail business. Our plan is to continue to invest in this part of our business by acquiring additional aggregate reserves, “Green fielding” new facilities and expanding our existing operations. Our financial resources provide us with the ability to take advantage of these investment opportunities as they arise.

      Our 2005 focus for all of our business, but particularly for our HCD business, is to successfully execute on our backlog. We believe the division’s margin performance has, in part, been impacted by its rapid growth and, as a result we are continuing to build the division’s support infrastructure and are focusing considerable attention on the basic fundamentals of this business beginning with management oversight, a disciplined bidding philosophy and a commitment to project execution and forecasting. Specifically, we have been bidding our work with higher margins and spending less effort on the top line growth of the division. In addition, over this past year, we have added a second assistant division manager, added two new regional managers and added support staff as well as instituting new procedures to surface problems sooner. While we have some underperforming projects yet to complete, we believe we will begin to see our efforts reflected in improved financial results from the division in 2005.

      On the legislative front, we continue to closely monitor Congress’ on-going efforts to reauthorize the federal transportation bill that replaces the previous legislation (the six-year $218 billion Transportation Equity Act for the 21st Century) that expired in September 2003. The President’s FY2006 Budget released in early February included a revised funding proposal of $284 billion over six years — a $28 billion increase over the $256 billion proposed by the Administration in the FY2005 budget. According to the American Road and Transportation Builders Association (“ARTBA”), this increase is paid for through new revenue from the Highway Trust Fund (“HTF”) generated by the credit of ethanol-related tax subsidies to the HTF and from a reduction in fuel tax evasion. Subsequently, the House introduced its $284 billion six-year bill for FY2004 through FY2009 that is expected to go before the full House for a vote in March. According to legislative analysts with ARTBA, the Senate is expected to introduce a similar measure by early March. We are working closely with industry organizations and lobbyists to support a long-term bill this year that provides for more than the minimum investment levels proposed by the President and the House.

      As anticipated, in California, Governor Schwarzenegger proposed no additional transportation funding in his initial 2005-2006 Budget submission and called for an additional loan of $1.3 billion from Proposition 42 monies to the General Fund to help mitigate the State’s fiscal shortfall. The General Fund currently owes more than $3 billion to transportation accounts to be paid back in future years. The Budget picture will become clearer with the Governor’s May revisions and the actions of the Legislature in framing a final Budget document. The Governor and legislative leaders in both houses have proposed constitutional firewalls to protect Proposition 42 funds in future fiscal years.

      As we discussed last quarter, the defeat of two California gaming initiatives, Proposition 68 and 70, on last November’s ballot were expected to boost the state’s transportation accounts by as much as $1.2 billion. Originally, these funds were to be made available during the first half of 2005, provided litigation was resolved and the bonds were let. According to industry analysts, while the Governor remains strongly committed to ensuring that transportation programs will benefit from the sale of bonds, the recently proposed state budget anticipates that legal issues will prevent the sale of those bonds in 2004-05 by proposing to shift the bond proceeds to the 2005-06 budget. Additionally, State Treasurer Phil Angelides has estimated that the bonds will yield only two-thirds of the $1.2 billion originally projected.

      In summary, we expect to build our capabilities across both divisions in 2005 and pursue opportunities in new and existing markets throughout the United States. As always, our top priorities remain the safe and successful execution of our work and the improvement of our bottom line financial performance.

Prior Years

      Revenue: Revenue from our Branch Division decreased $35.1 million, or 3.0%, in the year ended December 31, 2003 from the year ended December 31, 2002. Branch Division revenue in 2003 included $199.5 million from our majority-owned Wilder Construction Company (“Wilder”) subsidiary, which was consolidated in our financial statements beginning in May 2002, versus $155.4 million in 2002. The decrease in Branch Division revenue reflected a decrease in construction revenue, primarily in the public sector, partially offset by the increase in Wilder revenue referred to above and an increase in revenue from the sale of construction materials. Many of our Branch Division businesses were impacted by the effects of a weaker general economy and uncertainty surrounding public funding, particularly in California. The increase in revenue from construction materials was due to increases in both unit volume and average sales price of certain products, which we believe reflected an appreciation in the market for the growing scarcity of finite aggregate resources and the results of a strategic focus on maximizing revenue from external sales of materials.

      Revenue from our Heavy Construction Division increased $114.8 million, or 19.9%, in the year ended December 31, 2003 from the year ended December 31, 2002 due primarily to results from a higher backlog at the beginning of 2003. Geographically, this revenue growth came from projects in the South and from our Granite Halmar location in New York.

      Backlog: Backlog in our Heavy Construction Division at December 31, 2003 was $1,529.4 million, an increase of $163.7 million, or 12.0%, from the December 31, 2002 level. The increase took place primarily in the South and at our Granite Halmar location in New York and reflected increases in both public sector and private sector backlog. Additions to HCD backlog in the fourth quarter of 2003 included a $38.8 million interchange project in Florida, a $23.4 million roadway and bridge project in Florida and a $216.7 million transit facility project in New York.

      Branch Division backlog at December 31, 2003 was $456.4 million, a decrease of $34.4 million or 7.0% from the December 31, 2002 level. The decrease was due primarily to lower backlog in the public sector, particularly in California where the continuing budget crisis had a negative impact on the amount of funding available for infrastructure projects. Branch division awards in the fourth quarter of 2003 include a $25.0 million share of a joint venture highway improvement project in Nevada and a $19.0 million highway reconstruction project in Utah.

      Gross Profit: Revenue from projects that were less than 25% complete was $107.9 million in 2003 and $99.1 million in 2002. Because the variance between the two years was not significant, the impact on the comparability of gross profit as a percent of revenue between the two years was also not significant. No significant claim revenue was recognized in either 2003 or 2002.

      Gross profit as a percent of revenue in our Branch Division increased slightly in 2003 as compared with 2002. This was due to an increase in the profitability of sales of construction materials, partially offset by lower gross profit margin on the Division’s construction work. Construction gross margins in the Branch Division were under pressure due to increased competition resulting from reductions in various state and local transportation funding programs; however the margins on the sale of materials benefited from a higher average sales price.

      Gross profit as a percent of revenue in HCD decreased in 2003 as compared with 2002 due largely to profit forecasts on several projects that were revised downward to give recognition to additional estimated costs to complete for which we either did not expect to receive additional revenue or we had not yet reached agreement with the contract owner for additional revenue.

      General and Administrative Expenses: General and administrative expenses increased by $5.4 million from 2002 to 2003. This increase was primarily attributed to expenses from our Wilder subsidiary and our expansion into Northern California, both of which were first reflected in our costs in May 2002. Excluding the Wilder and Northern California locations added in May of 2002, salaries and related expenses increased by approximately $1.7 million in 2003. Incentive compensation, discretionary profit sharing and other variable compensation increased in 2003 as compared with 2002 due to higher net income in 2003. Other general and administrative costs include information technology, occupancy, office equipment and supplies, depreciation, travel and entertainment, outside services, advertising and marketing, training and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses.

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

Liquidity and Capital Resources

	December 31,

	2004	2003	2002

	(In thousands)
Cash and cash equivalents	$161,627	$69,919	$52,032
Net cash provided by (used in) by:
Operating activities	79,233	77,589	104,045
Investing activities	(41,427)	(33,039)	(134,110)
Financing activities	(15,812)	(26,663)	(43,077)
Capital expenditures	89,636	62,805	57,415
Working capital	355,927	274,947	220,396

      Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. We expect the principal use of funds for the foreseeable future will be for capital expenditures, working capital, debt service, acquisitions and other investments. We have budgeted $89.0 million for capital expenditures in 2005, which includes amounts for construction equipment, aggregate and asphalt plants, buildings, leasehold improvements and the purchase of land and aggregate reserves. Additionally, we are seeking authorization, subject to Board Approval, to spend up to approximately $50.0 million for materials related investments.

      Our cash and cash equivalents and short-term and long-term marketable securities totaled $277.7 million at December 31, 2004 and included $67.4 million of cash from our newly consolidated joint ventures (see Note 5 of the “Notes to the Consolidated Financial Statements”). This joint venture cash is for the working capital needs of each joint venture’s project. The decision to distribute cash must generally be made jointly by all of the partners. We believe that our current cash and cash equivalents, short-term investments, cash generated from operations and amounts available under our existing credit facilities will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations through the next 12 months and beyond. If we experience a significant change in our business such as the execution of a significant acquisition, we would likely need to acquire additional sources of financing, which may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements.

      Cash provided by operating activities of $79.2 million for the year ended December 31, 2004 represents a $1.6 million increase from the amount provided by operating activities in 2003. The increase primarily reflects variations based on the amount and progress of work being performed. In particular, there was a higher growth in accounts payable and accrued expenses and other liabilities related primarily to a higher volume of work performed in the fourth quarter of 2004 compared with the fourth quarter of 2003 that was only partially offset by a higher growth in accounts receivable. Additionally, there was a decrease in the cash flow from net billings in excess of cost and estimated earnings due to an increase in the number of projects with billing provisions that require completion of discrete components of work rather than the more typical monthly unit price billing terms. Such billing provisions result in delays in our ability to bill and receive payment from the project owner.

      Cash used by investing activities of $41.4 million in 2004 represents an $8.4 million increase from the amount used in investing activities in 2003. The increase was largely due to higher net additions to property and equipment as well as $9.2 million used to purchase additional shares of our majority-owned subsidiary, Wilder Construction Company, in April 2004. These increases in cash used by investing activities were partially offset by higher net maturities of marketable securities.

      Cash used by financing activities was $15.8 million in 2004, a decrease of $10.9 million from 2003. The decrease was mainly due to higher proceeds from long-term debt in 2004, which include $25 million advanced under our bank revolving line of credit, partially offset by higher payments of long-term debt and net distributions of $12.6 million to our partners in our construction joint ventures which we began consolidating in 2004 as a result of our implementation of FIN 46 (see Note 5 of the “Notes to the Consolidated Financial Statements”).

Contractual Obligations

      The following table summarizes our significant contractual obligations outstanding as of December 31, 2004 (in thousands):

	Payments due by period

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long term debt(1)	$164,364	$15,861	$65,985	$35,312	$47,206
Operating leases(2)	27,678	6,324	9,150	3,561	8,643
Purchase obligations under construction contracts(3)	1,397,353	869,513	438,717	89,123	—
Other purchase obligations(4)	13,733	13,733	—	—	—
Deferred compensation obligations(5)	21,181	140	2,587	4,332	14,122
Wilder stock repurchase obligation(6)	17,172	661	1,579	1,000	13,932

Total	$1,641,481	$906,232	$518,018	$133,328	$83,903

(1)	These obligations represent the aggregate minimum principal maturities of long-term debt and do not include interest. See Note 10 of the “Notes to the Consolidated Financial Statements.”

(2)	These obligations represent the minimum rental commitments and minimum royalty requirements under all noncancellable operating leases. See Note 15 of the “Notes to the Consolidated Financial Statements.”

(3)	These obligations represent our best estimate of future purchases of materials and subcontract services related to our current contract backlog.

(4)	These obligations represent firm purchase commitments for equipment and other goods and services not connected with our construction backlog which are individually greater than $10,000 and have an expected purchase after February 28, 2005.

(5)	The timing of expected payment of deferred compensation is based on estimates and is subject to change.

(6)	The years of expected payment for redemptions is based on estimates and is subject to change. See Note 15 of the “Notes to the Consolidated Financial Statements.”

      In 2002, our Board of Directors authorized us to repurchase up to $25.0 million of our common stock of which $22.8 million remained at December 31, 2004. In addition, we are authorized to purchase shares for contribution to our Employee Stock Ownership Plan (“ESOP”).

      We had standby letters of credit totaling approximately $2.9 million outstanding at December 31, 2004, all of which expire between February and October of 2005. Additionally, we generally are required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At December 31, 2004, approximately $2.4 billion of our backlog was bonded and performance bonds totaling approximately $7.5 billion were outstanding. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds when each contract is accepted by the owner. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

      In addition to our working capital and cash generated from operations, we currently have access to funds under a $100.0 million bank revolving line of credit, which allows for unsecured borrowings through June 27, 2006, with interest rate options. Outstanding borrowings under the revolving line of credit are at our choice of selected LIBOR rates plus a margin that is recalculated quarterly. The margin was 1.25% at December 31, 2004. The unused and available portion of this line of credit was $72.3 million at December 31, 2004. Additionally, our Wilder subsidiary has a bank revolving line of credit of $10.0 million that expires in June 2006. There were no amounts outstanding under the Wilder line of credit at December 31, 2004.

      Restrictive covenants under the terms of our debt agreements require the maintenance of certain financial ratios and the maintenance of tangible net worth (as defined) (see Note 10 of the “Notes to the Consolidated

Financial Statements”). We were in compliance with these covenants at December 31, 2004. Additionally, our Wilder subsidiary has restrictive covenants (on a Wilder stand-alone basis) under the terms of its debt agreements that include the maintenance of certain ratios of working capital, liabilities to net worth and tangible net worth and restricts Wilder capital expenditures in excess of specified limits. Wilder was in compliance with these covenants at December 31, 2004. Failure to comply with these covenants could cause the amounts due under the debt agreements to become currently payable.

Joint Ventures

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

      The venture’s contract with the project owner typically requires joint and several liability among the joint venture partners. Our agreements with our joint venture partners provide that each party will assume and pay its full proportionate share of any losses resulting from a project; however, if one of our partners is unable to pay its proportionate share we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement.

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

      We also participate in various “line item” joint venture agreements under which each partner is responsible for performing certain discrete items of the total scope of contracted work. The revenue for these discrete items is defined in the contract with the project owner and each venture partner bears the profitability risk associated with its own work. All partners in a line item joint venture are jointly and severally liable for completion of the total project under the terms of the contract with the project owner. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We account for our portion of these contracts as a project in our accounting system and include receivables and payables associated with our work on our balance sheet.

      Although our agreements with our joint venture partners for both construction joint ventures and line item joint ventures provide that each party will assume and pay its share of any losses resulting from a project, if one of our partners was unable to pay its share we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. At December 31, 2004 approximately $385.8 million of work representing either our partners’ proportionate share or work that our partners’ are directly responsible for in line item joint ventures, had yet to be completed. We have never incurred a loss under these joint and several liability provisions, however, it is possible that we could in the future and such a loss could be significant.

Off-Balance-Sheet Arrangements

      See “Joint Ventures” above.

Recent Accounting Pronouncements

      See Note 1 of the “Notes to the Consolidated Financial Statements” for a description of recent accounting pronouncements, including the expected dates of adoption and effects on our financial position, results of operations and cash flows.

Quarterly Results

      The following table sets forth selected unaudited financial information for the eight quarters in the two-year period ended December 31, 2004. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.

QUARTERLY FINANCIAL DATA

(Unaudited — In thousands, except per share data)

2004 Quarters Ended	Dec. 31	Sept. 30	June 30	March 31

Revenue	$540,615	$699,825	$558,754	$337,018
Gross profit	56,245	95,348	59,744	10,684
As a percent of revenue	10.4%	13.6%	10.7%	3.2%
Net income (loss)	19,525	32,785	13,806	(9,109)
As a percent of revenue	3.6%	4.7%	2.5%	(2.7)%
Net income (loss) per share:
Basic	$0.48	$0.81	$0.34	$(0.23)
Diluted	$0.47	$0.80	$0.34	$(0.23)
Dividends per share	$0.10	$0.10	$0.10	$0.10
Market price
High	$27.90	$23.99	$24.18	$24.61
Low	$22.91	$17.17	$17.52	$20.64

2003 Quarters Ended	Dec. 31	Sept. 30	June 30	March 31

Revenue	$492,726	$580,200	$469,405	$302,160
Gross profit	58,191	82,059	53,183	33,017
As a percent of revenue	11.8%	14.1%	11.3%	10.9%
Net income	13,858	25,834	10,794	10,018
As a percent of revenue	2.8%	4.5%	2.3%	3.3%
Net income per share:
Basic	$0.34	$0.64	$0.27	$0.25
Diluted	$0.34	$0.63	$0.26	$0.25
Dividends per share	$0.10	$0.10	$0.10	$0.10
Market price
High	$24.25	$21.54	$20.43	$17.05
Low	$18.66	$16.95	$15.67	$13.56

      Net income (loss) per share calculations are based on the weighted average common shares outstanding for each period presented. Accordingly, the sum of the quarterly net income (loss) per share amounts may not equal the per share amount reported for the year.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to financial market risks due largely to changes in interest rates, which we have managed primarily by managing the maturities in our investment portfolio. We currently do not have any material business transactions in foreign currencies.

      The fair value of our short-term held-to-maturity investment portfolio and related income would not be significantly impacted by changes in interest rates since the investment maturities are short and the interest rates are primarily fixed. The fair value of our long-term held-to-maturity investment portfolio may be impacted by changes in interest rates. Our mutual fund portfolio of $22.3 million is exposed to equity price risks.

      We had senior notes payable of $40.0 million at December 31, 2004 which carry a fixed interest rate of 6.54% per annum with principal payments due in nine equal annual installments that began in 2002 and senior notes payable of $75.0 million at December 31, 2004 which carry a fixed interest rate of 6.96% per annum with principal payments due in nine equal annual installments beginning in 2005.

      We had amounts due under our line of credit totaling $25.0 million at December 31, 2004 which bear interest at 6 month LIBOR plus a margin of 1.25%. The interest rate resets every six months and all amounts outstanding are due in June 2006. At December 31, 2004 $10.0 million of the outstanding amount bore interest at 3.76% and the remaining $15.0 million bore interest at 4.04%.

      In February 2003, we entered into two interest rate swap agreements in order to gain access to the lower borrowing rates normally available on floating-rate debt, while avoiding the prepayment and other costs that would be associated with refinancing our long-term fixed-rate debt. The swaps purchased have a combined notional amount of $50 million, a thirty-month term with six-month settlement periods and provide for us to pay variable interest at LIBOR plus set rate spreads and receive fixed interest of between 6.54% and 6.96%. The notional amount does not quantify risk or represent assets or liabilities, but rather, is used in the determination of cash settlement under the swap agreement. As a result of purchasing these swaps, we are exposed to credit losses from any counter-party non-performance; however, we do not anticipate any such losses from these agreements, which are with a major financial institution. The agreements also expose us to interest rate risk should LIBOR rise during the term of the agreements. These swap agreements are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Under the provisions of SFAS 133, we initially recorded the interest rate swaps at fair value, and subsequently recorded any changes in fair value in other income, net. Fair value is determined based on quoted market prices, which reflect the difference between estimated future variable-rate payments and future fixed-rate receipts and was a liability of approximately $342,000 at December 31, 2004.

      The table below presents notional amounts, weighted average pay rates, and weighted average receive rates by year for our interest rate swaps (in thousands):

	2005	Thereafter	Total

Interest Rate Swaps:
Notional Amount	$50,000	—	$50,000
Weighted Average Pay Rate	7.23%	—	7.23%
Weighted Average Receive Rate	6.71%	—	6.71%

      The table below presents principal amounts and related weighted average interest rates by year for our cash and cash equivalents, held-to-maturity investments and significant debt obligations (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total

Assets
Cash, cash equivalents and held-to-maturity investments	$241,565	$13,369	$268	$192	—	—	$255,394
Weighted average interest rate	2.12%	3.17%	2.96%	4.58%	—	—	2.18%
Liabilities
Fixed rate debt
Senior notes payable	$15,000	$15,000	$15,000	$15,000	$15,000	$40,000	$115,000
Weighted average interest rate	6.77%	6.77%	6.77%	6.77%	6.77%	6.89%	6.81%
Variable rate debt
Revolving line of credit	—	$25,000	—	—	—	—	$25,000
Weighted average interest rate	—	3.93%	—	—	—	—	3.93%

      The estimated fair value of our cash, cash equivalents and short-term held-to-maturity investments approximate the principal amounts reflected above based on the generally short maturities of these financial instruments. The estimated fair value of our long-term held-to-maturity investments approximates the principal amounts above due to the relatively minor difference between the effective yields of these investments and rates currently available on similar instruments. Rates currently available to us for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. Based on the lower fixed borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of the senior notes payable was approximately $126.1 million as of December 31, 2004 and $129.1 million as of December 31, 2003. The estimated fair value of amounts payable under our revolving line of credit at December 31, 2004 approximates the principal amount reflected above since the variable interest rate approximates the rate currently available to us for a loan with similar terms.

Item 8.	Consolidated Financial Statements and Supplementary Data

      The following consolidated financial statements of Granite and the auditor’s report are incorporated by reference from Part IV, Item 15(1) and (2):

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — At December 31, 2004 and 2003

Consolidated Statements of Income — Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows — Years Ended December 31, 2004, 2003 and 2002

Notes to the Consolidated Financial Statements

      Additionally, a two-year Summary of Quarterly Results (unaudited) is included in “Quarterly Results” under “Management’s Discussion and Analysis of Financial Condition and Results of Operation”.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      Evaluation of Disclosure Controls and Procedures: We carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e)

and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures were effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

      Changes in Internal Control Over Financial Reporting: During the fourth quarter of 2004, there have been no significant changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

      Management’s Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in “Internal Control — Integrated Framework”, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.     Other Information

      Not applicable.

PART III

      Certain information required by Part III is omitted from this Report. We will file our definitive proxy statement for our Annual Meeting of Shareholders to be held on May 23, 2005 (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant

      For information regarding our Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, we direct you to the sections entitled “Election Of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Proxy Statement. For information regarding our Audit/ Compliance Committee’s financial expert and our Committees of the Board we direct you to the section captioned “Committees of the Board” in the Proxy Statement. For information regarding our Nomination Policy we direct you to the section captioned “Board of Directors’ Nomination Policy” in the Proxy Statement. We will deliver the Proxy Statement to our shareholders in connection with our Annual Meeting of Shareholders to be held on May 23, 2005. This information is incorporated herein by reference. Information regarding our Executive Officers is contained in the section entitled “Executive Officers of the Registrant,” in Part I of this Report.

Item 11.	Executive Compensation

      For information regarding our Executive Compensation, we direct you to the section captioned “Executive Compensation and Other Matters” in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on May 23, 2005. This information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      This information is located in the section captioned “Stock Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information,” which will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on May 23, 2005. This information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      You will find this information in the section captioned “Certain Relationships and Related Transactions,” which will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on May 23, 2005. This information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      You will find this information in the subsection captioned “Principal Accountant Fees and Services,” under the section “Report of the Audit/ Compliance Committee,” which will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on May 23, 2005. This information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

      The following documents are filed as part of this Report:

1.	Financial Statements. The following consolidated financial statements and related documents are filed as part of this Report:

Page

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets at December 31, 2004 and 2003	F-3
Consolidated Statements of Income for the Years Ended
December 31, 2004, 2003 and 2002	F-4
Consolidated Statements of Shareholders’ Equity for the
Years Ended December 31, 2004, 2003 and 2002	F-5
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2004, 2003 and 2002	F-6
Notes to the Consolidated Financial Statements	F-7 to F-26

2.	Financial Statement Schedule. The following financial statement schedule of Granite for the years ended December 31, 2004, 2003 and 2002 is filed as part of this report and should be read in conjunction with the consolidated financial statements of Granite.

Schedule	Page

Schedule II — Schedule of Valuation and Qualifying Accounts	S-1

Schedules not listed above have been omitted because the required information is either not material, not applicable or is shown in the consolidated financial statements or notes thereto.

3.	Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Granite Construction Incorporated:

      We have completed an integrated audit of Granite Construction Incorporated’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Granite Construction Incorporated and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Notes 1 and 5 to the Consolidated Financial Statements, effective January 1, 2004 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”

Internal control over financial reporting

      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 3, 2005

GRANITE CONSTRUCTION INCORPORATED

CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except
	share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$161,627	$69,919
Short-term marketable securities	102,237	90,869
Accounts receivable, net	357,842	288,210
Costs and estimated earnings in excess of billings	54,384	31,189
Inventories	31,711	29,878
Deferred income taxes	21,012	22,421
Equity in construction joint ventures	20,895	42,250
Other current assets	75,630	43,915

Total current assets	825,338	618,651

Property and equipment, net	376,197	344,734

Long-term marketable securities	13,828	41,197

Investments in affiliates	10,725	18,295

Other assets	51,866	37,533

	$1,277,954	$1,060,410

LIABILITY AND SHAREHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt	$15,861	$8,182
Accounts payable	191,782	135,468
Billings in excess of costs and estimated earnings	144,401	99,337
Accrued expenses and other current liabilities	117,367	100,717

Total current liabilities	469,411	343,704

Long-term debt	148,503	126,708

Other long-term liabilities	40,641	29,938

Deferred income taxes	44,135	44,297

Commitments and contingencies
Minority interest in consolidated subsidiaries	24,790	10,872

Shareholders’ equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 41,612,319 shares in 2004 and 41,528,317 in 2003	416	415
Additional paid-in capital	76,766	73,651
Retained earnings	482,635	442,272
Accumulated other comprehensive income	1,475	76

	561,292	516,414
Unearned compensation	(10,818)	(11,523)

	550,474	504,891

	$1,277,954	$1,060,410

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Revenue:
Construction	$1,871,859	$1,591,746	$1,537,009
Material sales	264,353	252,745	227,733

Total revenue	2,136,212	1,844,491	1,764,742

Cost of revenue:
Construction	1,701,277	1,413,538	1,351,570
Material sales	212,914	204,503	188,588

Total cost of revenue	1,914,191	1,618,041	1,540,158

Gross Profit	222,021	226,450	224,584
General and administrative expenses	157,035	151,879	146,467
Gain on sales of property and equipment	18,566	4,714	2,128

Operating income	83,552	79,285	80,245

Other income (expense):
Interest income	7,962	6,422	10,048
Interest expense	(7,191)	(8,577)	(9,162)
Equity in income of affiliates	6,162	17,657	3,366
Other, net	4,439	2,738	(1,758)

	11,372	18,240	2,494

Income before provision for income taxes and minority interest	94,924	97,525	82,739
Provision for income taxes	28,477	35,304	29,951

Income before minority interest	66,447	62,221	52,788
Minority interest in consolidated subsidiaries	(9,440)	(1,717)	(3,509)

Net income	$57,007	$60,504	$49,279

Net income per share
Basic	$1.41	$1.51	$1.23
Diluted	$1.39	$1.48	$1.21
Weighted average shares of common stock
Basic	40,390	40,175	40,016
Diluted	41,031	40,808	40,723
Dividends per share	$0.40	$0.40	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other
Years Ended December 31,	Outstanding	Common	Paid-in	Retained	Comprehensive	Unearned
2002, 2003 and 2004	Shares	Stock	Capital	Earnings	Income (Loss)	Compensation	Total

	(In thousands, except share data)
Balances, December 31, 2001	41,089,487	$411	$62,380	$367,546	$(440)	$(11,395)	$418,502
Comprehensive income:
Net income	—	—	—	49,279	—	—
Other comprehensive income:
Changes in net unrealized losses on investments	—	—	—	—	(962)	—
Total comprehensive income							48,317
Restricted stock issued	270,057	3	6,141	—	—	(6,318)	(174)
Amortized restricted stock	—	—	—	—	—	5,798	5,798
Repurchase of common stock	(624,531)	(6)	(6,525)	(5,224)	—	—	(11,755)
Cash dividends on common stock	—	—	—	(13,218)	—	—	(13,218)
Common stock contributed to ESOP	191,800	2	3,987	—	—	—	3,989
Warrants exercised	322,950	3	2,875	—	—	—	2,878
Stock options exercised and other	7,252	—	532	—	—	—	532

Balances, December 31, 2002	41,257,015	413	69,390	398,383	(1,402)	(11,915)	454,869
Comprehensive income:
Net income	—	—	—	60,504	—	—
Other comprehensive income:
Changes in net unrealized gains on investments	—	—	—	—	1,478	—
Total comprehensive income							61,982
Restricted stock issued	349,090	4	5,202	—	—	(5,559)	(353)
Amortized restricted stock	—	—	—	—	—	5,951	5,951
Repurchase of common stock	(82,695)	(2)	(1,314)	—	—	—	(1,316)
Cash dividends on common stock	—	—	—	(16,615)	—	—	(16,615)
Stock options exercised and other	4,907	—	373	—	—	—	373

Balances, December 31, 2003	41,528,317	415	73,651	442,272	76	(11,523)	504,891
Comprehensive income:
Net income	—	—	—	57,007	—	—
Other comprehensive income:
Changes in net unrealized gains on investments	—	—	—	—	1,399	—
Total comprehensive income							58,406
Restricted stock issued	166,650	2	4,367	—	—	(5,306)	(937)
Amortized restricted stock	—	—	—	—	—	6,011	6,011
Repurchase of common stock	(293,239)	(3)	(6,424)	—	—	—	(6,427)
Cash dividends on common stock		—	—	(16,644)	—	—	(16,644)
Common stock contributed to ESOP	192,000	2	3,987	—	—	—	3,989
Stock options exercised and other	18,591	—	1,185	—	—	—	1,185

Balances, December 31, 2004	41,612,319	$416	$76,766	$482,635	$1,475	$(10,818)	$550,474

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Operating Activities
Net income	$57,007	$60,504	$49,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	62,459	65,693	58,668
Gain on sales of property and equipment	(18,566)	(4,714)	(2,128)
Change in deferred income taxes	(5,868)	4,089	(3,311)
Amortization of unearned compensation	6,011	5,951	5,798
Common stock contributed to ESOP	3,989	—	3,989
Minority interest in consolidated subsidiaries	9,440	1,717	3,509
Equity in income of affiliates	(6,162)	(17,657)	(3,366)
Gain on sale of equity investment	(3,288)	(1,853)	—
Changes in assets and liabilities, net of the effects of acquisitions and FIN 46 consolidations:
Accounts receivable	(28,222)	(22,314)	21,882
Inventories	(1,833)	106	(1,352)
Equity in construction joint ventures	(208)	(17,921)	(1,256)
Other assets	(23,699)	(29,708)	(616)
Accounts payable	38,431	16,655	(23,113)
Billings in excess of costs and estimated earnings, net	(25,037)	5,389	(6,204)
Accrued expenses and other liabilities	14,779	11,652	2,266

Net cash provided by operating activities	79,233	77,589	104,045

Investing Activities
Purchases of marketable securities	(96,975)	(190,957)	(494,633)
Maturities and sales of marketable securities	113,243	191,863	430,549
Additions to property and equipment	(89,636)	(62,805)	(57,415)
Proceeds from sales of property and equipment	24,389	8,498	6,029
Proceeds from sales of equity investment	7,463	6,033	13,051
Distributions from affiliates, net	9,308	14,152	2,447
Acquisition of businesses, net of cash received	—	—	(36,034)
Acquisition of minority interest	(9,219)	—	—
Other investing activities	—	177	1,896

Net cash used by investing activities	(41,427)	(33,039)	(134,110)

Financing Activities
Proceeds from long-term debt	70,703	20,480	5,547
Repayments of long-term debt	(52,142)	(31,511)	(25,195)
Stock options exercised	161	43	75
Repurchase of common stock	(6,427)	(1,316)	(11,755)
Dividends paid	(16,636)	(15,763)	(13,197)
Proceeds from exercise of warrants	—	—	2,878
Contributions from minority partners	5,601	1,548	—
Distributions to minority partners	(17,229)	(420)	—
Other financing activities	157	276	(1,430)

Net cash used in financing activities	(15,812)	(26,663)	(43,077)

Increase (decrease) in cash and cash equivalents	21,994	17,887	(73,142)
Cash and cash equivalent added in FIN 46 consolidations	69,714	—	—
Cash and cash equivalents at beginning of year	69,919	52,032	125,174

Cash and cash equivalents at end of year	$161,627	$69,919	$52,032

Supplementary Information
Cash paid during the period for:
Interest	$7,000	$8,935	$9,604
Income taxes	29,557	30,096	28,599
Non-cash investing and financing activity:
Restricted stock issued for services, net	$4,369	$5,206	$6,144
Dividends accrued but not paid	4,161	4,153	3,301
Financed acquisition of assets	14,680	4,004	—
Notes received from sale of assets	8,893	—	—
Subsidiary preferred stock exchanged for subsidiary common stock	—	—	3,299
Subsidiary notes payable issued in exchange for redemption of subsidiary common stock	—	897	1,868

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

      Description of Business: Granite Construction Incorporated is a heavy civil contractor engaged in the construction of highways, dams, airport runways, mass transit facilities, real estate site development and other infrastructure related projects with offices in Alaska, Arizona, California, Florida, Minnesota, Nevada, New York, Oregon, Texas, Utah and Washington. Unless otherwise indicated, the terms “we,” “us,” “our,” and “Granite” refer to Granite Construction Incorporated and its consolidated subsidiaries.

      Principles of Consolidation: The consolidated financial statements include the accounts of Granite Construction Incorporated and its wholly owned and majority owned subsidiaries. All material inter-company transactions and accounts have been eliminated. We use the equity method of accounting for affiliated companies where we have the ability to exercise significant influence, but not control. Additionally, we participate in joint ventures with other construction companies. We have consolidated these joint ventures where we have determined that through our participation in these joint ventures that we have a variable interest and are the primary beneficiary as defined by Financial Accounting Standards Board Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities,” (“FIN 46”). Where we have determined we are not the primary beneficiary we account for our share of the operations of jointly controlled ventures on a pro rata basis in the consolidated statements of income and as a single line item in the consolidated balance sheets in accordance with Emerging Issues Task Force Issue 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures.”

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

      Revenue Recognition: The majority of our contracts with our customers are either “fixed unit price” or “fixed price”. Under fixed unit price contracts, we are committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete poured or cubic yards of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk that we may not be able to perform all the work profitably for the specified contract amount. The percentage of fixed price contracts in our backlog has increased from approximately 51.0% at December 31, 2003 to approximately 58.0% at December 31, 2004. All state and federal government contracts and many of our other contracts provide for termination of the contract for the convenience of the party contracting with us, with provisions to pay us for work performed through the date of termination.

      We use the percentage of completion accounting method for construction contracts in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue and earnings on construction contracts, including construction joint ventures, are recognized on the percentage of completion method in the ratio of costs incurred to estimated final costs. Revenue in an amount equal to cost incurred is recognized prior to contracts reaching 25% completion. The related profit is deferred until the period in which such percentage completion is attained. It is our judgment that until a project reaches 25% completion, there is insufficient information to determine what the estimated profit on the project will be with a reasonable level of assurance. Revenue from contract claims is recognized when we have a signed settlement agreement and payment is assured. Revenue from contract change orders, which occur in most large projects, is recognized when the owner has agreed to the change order in writing. Provisions are recognized in the statement of

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue.

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

      Cash and Cash Equivalents: Cash equivalents are securities having maturities of three months or less from the date of purchase.

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

      Financial Instruments: The carrying value of marketable securities approximates their fair value as determined by market quotes. Rates currently available to us for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt. The carrying value of receivables and other amounts arising out of normal contract activities, including retentions, which may be settled beyond one year, is estimated to approximate fair value.

      Concentrations: We maintain the majority of cash balances and all of our marketable securities with several financial institutions. We invest with high credit quality financial institutions and, by policy, limit the amount of credit exposure to any financial institution. A significant portion of our labor force is subject to collective bargaining agreements. Collective bargaining agreements covering approximately 4.0% of our labor force at December 31, 2004 will expire during 2005.

      Revenue earned by both the Branch Division and the Heavy Construction Division from federal, state and local government agencies amounted to $1,553.1 million (72.7%) in 2004, $1,339.1 million (72.6%) in 2003 and $1,263.4 million (71.6%) in 2002. California Department of Transportation represented $134.5 million (6.3%) in 2004, $166.5 million (9.0%) in 2003 and $209.6 million (11.9%) in 2002 of total revenue. At December 31, 2004 and 2003, we had significant amounts receivable from these agencies. We perform ongoing credit evaluations of our customers and generally do not require collateral, although the law provides us the ability to file mechanics’ liens on real property improved for private customers in the event of non-

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment by such customers. We maintain reserves for potential credit losses and such losses have been within management’s expectations. We have no foreign operations.

      Inventories: Inventories consist primarily of quarry products valued at the lower of average cost or market.

      Property and Equipment: Property and equipment are stated at cost. Depreciation for construction equipment, and office furniture and equipment is primarily provided using accelerated methods over lives ranging from three to ten years and the straight-line method over lives from three to twenty years for the remaining depreciable assets. We believe that accelerated methods best approximate the service provided by the construction equipment, and office furniture and equipment. Depletion of quarry property is based on the usage of depletable reserves. We frequently sell property and equipment that has reached the end of its useful life or no longer meets our needs, including depleted quarry property. Such property is held in property and equipment until sold. The cost and accumulated depreciation or depletion of property sold or retired is removed from the accounts and gains or losses, if any, are reflected in earnings for the period. We capitalized interest costs related to certain self-constructed assets of $1.9 million in 2004, $823,000 in 2003 and $218,000 in 2002. Maintenance and repairs are charged to operations as incurred.

      Long-Lived Assets: Long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recorded when the asset’s carrying value exceeds its estimated undiscounted future cash flows.

      We perform goodwill impairment tests annually during our fourth quarter and more frequently when events and circumstances occur that indicate a possible impairment of goodwill. In determining whether there is an impairment of goodwill, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using a discounted future cash flow method. We then compare the resulting fair value to the net book value of the reporting unit, including goodwill. If the net book value of a reporting unit exceeds its fair value, we measure the amount of the impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we recognize a goodwill impairment loss. We performed our annual impairment test in 2004 and we determined that no impairment had occurred.

      Other intangible assets include covenants not to compete, permits and trade name which are being amortized on a straight-line basis over terms from two to fifteen years.

      Reclamation Costs: We account for the costs related to legal obligations to reclaim aggregate mining sites and other facilities in accordance with Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which was effective for our fiscal year beginning January 1, 2003. Accordingly, we record our estimated reclamation liability when incurred, capitalize the estimated liability as part of the related asset’s carrying amount and allocate it to expense over the asset’s useful life. The adoption of SFAS 143 in 2003 did not have a material effect on our financial position, results of operations or cash flows.

      Warranties: Many of our construction contracts contain warranty provisions covering defects in equipment, materials, design or workmanship that generally run from six months to one year after our customer accepts the project. Because of the nature of our projects, including contract owner inspections of the work both during construction and prior to acceptance, we have not experienced material warranty costs for these short-term warranties and therefore, do not believe an accrual for these costs is necessary. Certain construction contracts carry longer warranty periods, ranging from two to ten years for which we have accrued an estimate of warranty cost. The warranty cost is estimated based on our experience with the type of work and

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any known risks relative to the project. However, these accrued costs were not material at December 31, 2004 or December 31, 2003.

      Accrued Insurance Costs: We carry insurance policies to cover various risks, primarily general liability and workers compensation, under which we are liable to reimburse the insurance company for a portion of each claim paid. The amounts that we are liable for generally range from the first $250,000 to $1.0 million per occurrence. We accrue for the estimated ultimate liability for incurred losses, both reported and unreported, using actuarial methods based on historic trends modified, if necessary, by recent events.

      Stock Option Compensation: As more fully described in Note 12, we maintain an equity incentive plan that allows for the grant of incentive and nonqualified stock options to employees and our Board of Directors. We account for options granted under this plan under the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

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

      Computation of Earnings Per Share: Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding, excluding restricted common stock. Diluted earnings per share are computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants and upon the vesting of restricted common stock.

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

      We were required to adopt FIN 46 no later than the end of the first interim or annual reporting period ending after March 15, 2004. As is common in the construction industry, we have entered into certain construction contracts with third parties through joint ventures and we have determined that certain of these joint ventures are VIEs. As a result of our adoption of FIN 46, we have consolidated all VIEs in which we are the primary beneficiary prospectively as of January 1, 2004 (see Note 5). We continue to account for all other such joint ventures in accordance with Emerging Issues Task Force Issue 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures.”

      In December, 2004, FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123-R”), which is a revision of SFAS 123. SFAS 123-R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach to accounting for share-based payments in SFAS 123-R is similar to the approach described in SFAS 123. However, SFAS 123-R requires all share-based payments to employees,

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS 123-R is effective for financial statements at both interim and annual periods beginning after June 15, 2005. The adoption of SFAS 123-R is not expected to have a material effect on our financial position, results of operations or cash flows.

2.	Change in Accounting Estimate

      The decrease in HCD gross profit as a percent of revenue in 2004 as compared with 2003 was due primarily to downward revisions in certain profit forecasts due to additional estimated costs to complete. The net impact of these estimate changes on recognized gross profit during 2004 was a reduction in gross profit of approximately $40.0 million, of which approximately $10.0 million was recognized in the fourth quarter. Included in the net impact of this change in estimate in both the quarter and year ended December 31, 2004 was approximately $2.0 million representing our partners’ proportionate share that has been newly consolidated during 2004 (see Note 5). The majority of this change in estimate related to downward revisions of ten projects. The amount attributable to each project ranged from approximately $1.4 million to $11.6 million. The cost estimate changes resulted from a variety of factors including costs associated with added scope changes, extended overhead due to owner and weather delays, design problems on design/build projects, subcontractor performance issues, changes in productivity expectations and higher estimated liquidated damages on two projects. At December 31, 2004, six of these projects were greater than 90% complete, two were greater than 85% complete and the remaining two projects averaged 59% complete. Although we believe that our estimates of the cost to complete these projects are achievable, it is possible that the actual cost to complete will be greater than our current estimate and any future estimate changes could be significant.

3.	Marketable Securities

      The carrying amounts of marketable securities were as follows at December 31, 2004 and 2003 (in thousands):

	Held-to-Maturity		Available-for-Sale		Total

	2004	2003	2004	2003	2004	2003

Securities classified as current:
U.S. Government and agency obligations	$25,213	$27,380	$—	$—	$25,213	$27,380
Commercial paper	32,931	41,526	—	—	32,931	41,526
Municipal bonds	18,966	7,954	—	—	18,966	7,954
Domestic banker’s acceptance	2,829	—	—	—	2,829	—
Mutual funds	—	—	22,298	14,009	22,298	14,009

	79,939	76,860	22,298	14,009	102,237	90,869

Securities classified as long-term:
U.S. Government and agency obligations	6,538	20,603	—	—	6,538	20,603
Municipal bonds	7,290	20,594	—	—	7,290	20,594

	13,828	41,197	—	—	13,828	41,197

Total marketable securities	$93,767	$118,057	$22,298	$14,009	$116,065	$132,066

      Held-to-maturity investments are carried at amortized cost, which approximates fair value. Unrealized holding gains and losses for all debt securities were insignificant for the years ended December 31, 2004 and

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003. We recognized unrealized holding gains of $2,304 ($1,399 after tax), $2,310 ($1,478 after tax) and unrealized holding losses of $1,481 ($962 after tax) related to our available-for-sale investment in mutual funds as a component of the other comprehensive income for the years ended December 31, 2004, 2003 and 2002, respectively. Included in our mutual fund portfolio at December 31, 2003 were investments with a fair value of $8.6 million that had unrealized losses of $0.4 million. Each of these investments had been in a loss position for more than 12 months at December 31, 2003. We evaluated the nature of these investments and the severity and duration of the impairments and concluded that the impairments were not other than temporary. At December 31, 2004, none of our investments in our mutual fund portfolio were in an unrealized loss position.

      At December 31, 2004, scheduled maturities of held-to-maturity investments were as follows (in thousands):

Within one year	$79,939
After one year through five years	13,828

$93,767

      For the years ended December 31, 2004 and 2003, changes in our marketable securities were as follows (in thousands):

	December 31, 2004			December 31, 2003

	Held-to-	Available-		Held-to-	Available-
	Maturity	for-Sale	Total	Maturity	for-Sale	Total

Purchases	$88,222	$8,753	$96,975	$188,599	$2,358	$190,957
Maturities and sales	(110,475)	(2,768)	(113,243)	(191,863)	—	(191,863)
Amortization and other	(2,037)	—	(2,037)	—	—	—
Unrealized gains	—	2,304	2,304	—	2,310	2,310

Net Change	$(24,290)	$8,289	$(16,001)	$(3,264)	$4,668	$1,404

4.	Accounts Receivable

	December 31,

	2004	2003

	(In thousands)
Construction contracts:
Completed and in progress	$197,995	$179,019
Retentions	121,876	76,508

	319,871	255,527
Construction material sales	31,157	29,690
Other	8,668	4,238

	359,696	289,455
Less: allowance for doubtful accounts	1,854	1,245

	$357,842	$288,210

      Accounts receivable includes amounts billed and billable for public and private contracts and do not bear interest. The balances billed but not paid by customers pursuant to retainage provisions in construction contracts generally become due upon completion of the contracts and acceptance by the owners. Retainage

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts of $121.9 million at December 31, 2004 are expected to be collected as follows: $87.0 million in 2005, $23.3 million in 2006, $10.1 million in 2007 and $1.5 million in 2008 and thereafter.

5.	Construction Joint Ventures

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

      We have determined that certain of these joint ventures are variable interest entities as defined by FIN 46. Accordingly, we have consolidated those joint ventures where we have determined that we are the primary beneficiary on a prospective basis effective January 1, 2004. The joint ventures we have consolidated are engaged in construction projects with total contract values ranging from $63.8 million to $390.4 million. Our proportionate share of the consolidated joint ventures ranges from 52.0% to 69.0%. Included in our December 31, 2004 consolidated balance sheet are assets (primarily current assets) of $94.8 million and current liabilities of $84.1 million resulting from these consolidations. There was no material effect on our net income as a result of these consolidations for the year ended December 31, 2004.

      Consistent with Emerging Issues Task Force Issue 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures,” we account for our share of the operations of construction joint ventures in which we have determined we are not the primary beneficiary on a pro rata basis in the consolidated statements of income and as a single line item in the consolidated balance sheets. The joint ventures in which we hold a significant interest but are not the primary beneficiary are engaged in construction projects with total contract values ranging from $90.4 million to $236.0 million. Our proportionate share of equity in these joint ventures ranges from 25% to 40%, the most significant of which includes a 40% share of a rapid transit project in New York, a 30% share of a rapid transit project in Maryland and a 30% share of a rapid transit project in Florida.

      The combined assets, liabilities and net assets of joint ventures in which we have determined we are not the primary beneficiary are as follows (in thousands):

	December 31,

	2004	2003

Assets:
Total	$96,070	$224,540
Less other venturers’ interest	63,724	121,731

Company’s interest	32,346	102,809

Liabilities:
Total	33,229	127,776
Less other venturers’ interest	21,778	67,217

Company’s interest	11,451	60,559

Company’s interest in net assets	$20,895	$42,250

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The revenue and costs of revenue of joint ventures in which we have determined we are not the primary beneficiary are as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Revenue:
Total	$229,265	$473,918	$386,212
Less other venturers’ interest	159,631	261,405	184,386

Company’s interest	69,634	212,513	201,826

Cost of revenue:
Total	211,715	423,652	335,844
Less other venturers’ interest	147,599	236,131	159,048

Company’s interest	64,116	187,521	176,796

Company’s interest in gross profit	$5,518	$24,992	$25,030

6.	Investments in Affiliates

      We have investments in affiliates that are accounted for using the equity method. The most significant of these investments are a 50% interest in a limited liability company, which owns and operates an asphalt terminal in Nevada and a 25% interest in a limited partnership which develops land and leases buildings in California. During 2000 and 2002, we made advances to the asphalt terminal limited liability company of which $4.6 million remained outstanding at December 31, 2004.

      In January 2003, the California Private Transportation Company LP (“CPTC”), of which we are a 22% limited partner, closed the sale of the State Route 91 toll road franchise to the Orange County Transportation Authority for $72.5 million in cash and the assumption of $135.0 million in long-term debt. We completed construction of the $60.4 million project in 1995 and have maintained an equity interest in the partnership since its inception. Included in other income (expense) for the year ended December 31, 2003 is $18.4 million related to this sale by CPTC.

      During the year ended December 31, 2002 we purchased additional common stock of Wilder Construction Company (“Wilder”), bringing our ownership interest in Wilder above 50%. Accordingly, we changed our method of accounting for our investment in Wilder from the equity method of accounting to consolidation as of the date we exceeded 50% ownership (see “Wilder Construction Company” in Note 17 for additional discussion of and disclosure related to our investment in Wilder).

      At December 31, 2002, we held a minority interest in T.I.C. Holdings, Inc. (“TIC”) of approximately 16%, which we accounted for under the cost method of accounting. In June 2003, TIC repurchased 0.3 million shares of the TIC shares held by us for a cash payment of $6.0 million. The transaction reduced our interest in TIC to approximately 11% and resulted in a gain of $1.9 million, which is included in other income (expense) for the year ended December 31, 2003. In December 2004, TIC repurchased an additional 0.3 million shares of TIC shares held by us for a cash payment of $7.5 million. The transaction reduced our interest in TIC to approximately 6% and resulted in a gain of $3.3 million, which is included in other income (expense) for the year ended December 31, 2004.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our investments in affiliates comprised (in thousands):

	Years Ended December 31,

	2004	2003	2002

Equity method investments in affiliates	$6,548	$9,940	$6,430
Cost method investment in TIC	4,177	8,355	12,540

Total investments in affiliates	$10,725	$18,295	$18,970

      The following table provides summarized financial information on a combined 100% basis for our affiliates accounted for under the equity method (in thousands):

	Years Ended December 31,

	2004	2003	2002

Balance sheet data:
Current assets	$13,795	$13,450	$29,597
Long-term assets	87,961	129,699	226,697

Total assets	101,756	143,149	256,294

Current liabilities	6,080	5,802	25,483
Long-term liabilities	66,995	86,819	223,305

Total liabilities	73,075	92,621	248,788

Net assets	$28,681	$50,528	$7,506

Earnings data:
Revenue	$138,222	$124,547	$553,661
Gross profit	73,828	9,034	52,701
Earnings before taxes	60,301	101,542	22,005
Net income	$60,301	$101,542	$14,877

7.	Property and Equipment (in thousands)

	December 31,

	2004	2003

Land	$53,974	$53,583
Quarry property	101,545	75,329
Buildings and leasehold improvements	78,350	64,276
Equipment and vehicles	700,290	693,657
Office furniture and equipment	17,478	13,926

	951,637	900,771
Less accumulated depreciation, depletion and amortization	575,440	556,037

	$376,197	$344,734

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We have recorded liabilities associated with our legally required obligations to reclaim owned and leased quarry property and related facilities in accordance with SFAS 143. A reconciliation of these asset retirement obligations since adoption of SFAS 143 is as follows:

	December 31,

	2004	2003

Beginning balance	$5,557	$—
Reclamation liability prior to adoption of SFAS 143	—	3,023
Impact of adoption of SFAS 143	—	2,771
Liabilities incurred and revisions to estimates	5,847	—
Liabilities settled	(329)	(613)
Accretion	421	376

Ending balance	$11,496	$5,557

8.	Intangible Assets

      The following table indicates the allocation of goodwill by reportable segment which is included in other assets on our consolidated balance sheets (in thousands):

	December 31,

	2004	2003

Goodwill by segment:
Heavy Construction Division	$18,011	$18,011
Branch Division	9,900	1,056

Total goodwill	$27,911	$19,067

      The increase in goodwill during 2004 was primarily related to our purchase of Wilder Construction Company common stock (see Note 17).

      The following intangible assets are included in other assets on our consolidated balance sheets (in thousands):

	December 31, 2004

	Gross	Accumulated	Net
	Value	Amortization	Value

Amortized intangible assets:
Covenants not to compete	$1,139	$(781)	$358
Permits	2,000	(494)	1,506
Tradenames	1,425	(361)	1,064
Other	622	(580)	42

Total amortized intangible assets	$5,186	$(2,216)	$2,970

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2003

	Gross	Accumulated	Net
	Value	Amortization	Value

Amortized intangible assets:
Covenants not to compete	$1,249	$(674)	$575
Permits	2,000	(361)	1,639
Tradenames	1,602	(991)	611
Acquired contracts	900	(900)	—
Other	622	(188)	434

Total amortized intangible assets	$6,373	$(3,114)	$3,259

      Aggregate amortization expense related to these intangible assets for the years ended December 31, 2004, 2003 and 2002 was $0.9 million, $1.3 million and $1.8 million, respectively. Amortization expense expected to be recorded in the future is as follows: $607,000 in 2005, $446,000 in 2006, $352,000 in 2007, $340,000 in 2008, $263,000 in 2009 and $962,000 thereafter.

9.	Accrued Expenses and Other Current Liabilities (in thousands)

	December 31,

	2004	2003

Payroll and related employee benefits	$40,053	$42,393
Accrued insurance	34,795	29,160
Other	42,519	29,164

	$117,367	$100,717

10.	Long-Term Debt and Credit Arrangements (in thousands)

	December 31,

	2004	2003

Senior notes payable	$115,000	$121,667
Bank revolving line of credit	25,000	—
Mortgages	19,989	4,931
Wilder subsidiary promissory notes	3,228	5,759
Other notes payable	1,147	2,533

	164,364	134,890
Less current maturities	15,861	8,182

	$148,503	$126,708

The aggregate minimum principal maturities of long-term debt for each of the five years following December 31, 2004 are as follows (in thousands): 2005 - $15,861; 2006 — $49,741; 2007 — $16,244; 2008 — $19,657; 2009 — $15,655; and beyond 2009 — $47,206.

     Senior notes payable in the amount of $40.0 million are due to a group of institutional holders. The notes are due in equal annual installments from 2002 through 2010 and bear interest at 6.54% per annum. Additional senior notes payable in the amount of $75.0 million are due to a second group of institutional holders. The notes are due in nine equal annual installments beginning in 2005 and bear interest at 6.96% per annum. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of the senior notes payable was approximately $126.1 million as of December 31,

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004 and $129.1 million as of December 31, 2003. Restrictive covenants under the terms of our senior notes payable agreements include the maintenance of certain levels of working capital and cash flow and require the maintenance of tangible net worth (as defined) of approximately $395.4 million. We were in compliance with these covenants at December 31, 2004.

      On June 27, 2003, we entered into an agreement for a $100.0 million bank revolving line of credit, which allows for unsecured borrowings for up to three years through June 27, 2006, with interest rate options. At December 31, 2004, we had $25.0 million outstanding under this agreement. Outstanding borrowings under the revolving line of credit are at our choice of selected LIBOR rates plus a margin that is recalculated quarterly with interest payable periodically and principal payable on June 27, 2006. The margin was 1.25% at December 31, 2004. Additionally, we have standby letters of credit totaling $2.9 million, of which $2.7 million reduces the amount available under the line of credit. The unused and available portion of the line of credit at December 31, 2004 was $72.3 million. Restrictive covenants under the terms of this line of credit include the maintenance of certain financial ratios and tangible net worth (as defined) of approximately $417.6 million. We were in compliance with these covenants at December 31, 2004. Additionally, our Wilder subsidiary has a bank revolving line of credit of $10.0 million that expires in 2006, with borrowings collateralized by certain of Wilder’s equipment, accounts receivable, inventory and general intangibles. Outstanding borrowings under this line are charged interest at the bank’s prime rate (5.25% as of December 31, 2004) less 1.0%. There were no amounts outstanding at December 31, 2004.

      Mortgages are comprised primarily of notes incurred in connection with the purchase of property. These notes are collateralized by the property purchased and bear interest at 4.1% to 8.8% per annum with principal and interest payable in installments through 2034. The carrying amount of property pledged as collateral was approximately $39.9 million at December 31, 2004.

      The Wilder subsidiary promissory notes are due primarily to former Wilder employees relating to the repurchase of Wilder stock. These notes are unsecured, bear interest at prime (5.25% at December 31, 2004) and are payable in annual installments through March 2010. Additionally, our Wilder subsidiary has restrictive covenants (on a Wilder stand-alone basis) under the terms of its debt agreements that include the maintenance of certain ratios of working capital, liabilities to net worth and tangible net worth and restricts Wilder capital expenditures in excess of specified limits. Wilder was in compliance with these covenants at December 31, 2004.

11.	Employee Benefit Plans

      Employee Stock Ownership Plan: Our Employee Stock Ownership Plan (“ESOP”) covers all employees not included in collective bargaining agreements, except employees of our majority owned subsidiary, Wilder and certain consolidated construction joint ventures. As of December 31, 2004, the ESOP owned 7,911,038 shares of our common stock. Dividends on shares held by the ESOP are charged to retained earnings and all shares held by the ESOP are treated as outstanding in computing our earnings per share.

      Contributions to the ESOP are discretionary and comprise shares of our stock that were purchased on the market and immediately contributed to the plan. Compensation cost is measured as the cost to purchase the shares (market value on the date of purchase and contribution). Contribution expense was $2.0 million in each of the years ended December 31, 2004, 2003 and 2002.

      Profit Sharing and 401k Plan: The plan is a defined contribution plan covering all employees not included in collective bargaining agreements, except employees of our majority owned subsidiary, Wilder and certain consolidated construction joint ventures. Each employee can elect to have up to 15% of gross pay contributed to the 401k plan on a before-tax basis. The plan allows for company matching and additional contributions at the discretion of the Board of Directors.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our contributions to the Profit Sharing and 401k Plan for the years ended December 31, 2004, 2003 and 2002 were $6.2 million, $5.9 million and $5.4 million, respectively. Included in the contributions were 401k matching contributions of $4.5 million, $4.2 million and $3.9 million, respectively.

      Other: Two of our wholly owned subsidiaries, Granite Construction Company and Granite Halmar Construction Company, Inc. and our majority owned subsidiary, Wilder, also contribute to various multi-employer pension plans on behalf of union employees. Under the Employee Retirement Income Security Act, a contributor to a multi-employer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. We currently have no intention of withdrawing from any of the multi-employer pension plans in which we participate. Contributions to these plans for the years ended December 31, 2004, 2003 and 2002 were $20.5 million, $19.5 million and $19.6 million, respectively. Additionally, Wilder provides a 401k plan covering all of its employees and a separate defined contribution plan covering employees not covered by other plans. Wilder’s contributions under these plans totaled approximately $2.1 million, $2.0 million and $2.0 million in the years ended December 31, 2004, 2003 and 2002, respectively. We also provide non-qualified deferred compensation plans to certain of our highly compensated employees that provide the participants the opportunity to defer payment of certain compensation as defined in the plan.

12.	Shareholders’ Equity

      1999 Equity Incentive Plan: Our Amended and Restated 1999 Equity Incentive Plan (the “Plan”) provides for the grant of restricted common stock, incentive and nonqualified stock options, performance units and performance shares to employees and awards to our Board of Directors in the form of stock units or stock options (“Director Options”). A total of 4,250,000 shares of our common stock have been reserved for issuance under the Plan of which approximately 2,554,000 remained available as of December 31, 2004. The exercise price for incentive and nonqualified stock options granted to employees under the Plan may not be less than 100% and 85%, respectively, of the fair market value at the date of the grant. The exercise price for options granted to our Directors under the Plan is 50.0% of the market price of our common stock at the date of grant and the fair market value of the option represents the value of the services provided in their role as Directors. Employee options granted will be exercisable at such time and be subject to such restrictions/conditions as determined by the compensation committee and Director Options are immediately exercisable. No option will be exercisable later than ten years from the date of grant. Restricted common stock is issued for services to be rendered and may not be sold, transferred or pledged for such period as determined by the compensation committee.

      At December 31, 2004 there were approximately 1,163,000 restricted shares outstanding. Restricted stock compensation cost is measured as the stock’s fair value at the date of grant. The compensation cost is recognized ratably over the vesting period — generally three to five years. Restricted shares become fully vested when a holder reaches age 62. An employee may not sell or otherwise transfer unvested shares and, in the event that employment is terminated prior to the end of the vesting period, any unvested shares are surrendered to us. We have no obligation to repurchase restricted stock. Compensation expense related to restricted shares for the years ended December 31, 2004, 2003 and 2002 was $6.0 million, $6.0 million and $5.8 million, respectively.

      We granted Director Options under the Plan to purchase shares of our stock for the years ended December 31, 2004, 2003 and 2002 at a weighted average exercise price of $11.33, $9.92, and $9.70,

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. The options are immediately exercisable and options for 86,748 shares remain outstanding at December 31, 2004. Director Option transactions are summarized as follows:

	December 31,

	2004	2003	2002

Options outstanding, beginning of year	86,063	55,812	40,187
Options granted	17,151	35,158	22,877
Options exercised	(16,466)	(4,907)	(7,252)

Options outstanding, end of year	86,748	86,063	55,812

      The fair value of each option grant was estimated at the grant date using a Black-Scholes option-pricing model. We recognized $281,000, $330,000 and $229,000 of compensation expense related to grants of stock options in 2004, 2003 and 2002, respectively.

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

13.	Weighted Average Shares Outstanding

      A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income per share in the accompanying Consolidated Statements of Income is as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Weighted Average Shares Outstanding
Weighted average common stock outstanding	41,580	41,464	41,275
Less weighted average restricted stock outstanding	1,190	1,289	1,259

Total	40,390	40,175	40,016

Diluted Weighted Average Shares Outstanding
Basic weighted average shares outstanding	40,390	40,175	40,016
Effect of dilutive securities:
Warrants	—	—	100
Common stock options and units	52	29	19
Restricted stock	589	604	588

Total	41,031	40,808	40,723

      Restricted stock representing approximately 254,000 shares, 364,000 shares and 258,000 shares for the years ended December 31, 2004, 2003 and 2002, respectively, have been excluded from the calculation of diluted net income per share because their effects are anti-dilutive.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes

      Provision for income taxes (in thousands):

	Years Ended December 31,

	2004	2003	2002

Federal:
Current	$28,238	$25,348	$28,553
Deferred	(4,861)	3,496	(3,263)

	23,377	28,844	25,290

State:
Current	6,107	5,867	5,263
Deferred	(1,007)	593	(602)

	5,100	6,460	4,661

	$28,477	$35,304	$29,951

      Reconciliation of statutory to effective tax rate:

	Years Ended
	December 31,

	2004	2003	2002

Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	3.5	4.6	4.3
Percentage depletion deduction	(2.3)	(1.2)	(2.9)
Minority interest in joint ventures	(3.2)	—	—
Other	(3.0)	(2.2)	(0.2)

	30.0%	36.2%	36.2%

      The impact on the effective tax rate related to minority interest in joint ventures is a result of the consolidation of construction joint ventures as required by FIN 46 (see Note 5), which are not subject to income taxes on a stand-alone basis.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets and liabilities (in thousands):

	December 31,

	2004	2003

Deferred tax assets:
Accounts receivable	$1,262	$1,200
Inventory	2,664	2,451
Property and equipment	408	522
Insurance	131	2,963
Deferred compensation	10,721	3,577
Other accrued liabilities	12,701	8,545
Contract recognition	64	3,377
Net operating loss carryforward	4,628	3,439
Valuation allowance	(4,628)	(3,439)

	$27,951	$22,635

Deferred tax liabilities:
Property and equipment	$49,492	$38,625
TIC basis difference	722	1,498
Other	860	4,388

	$51,074	$44,511

      The deferred tax asset for other accrued liabilities relates to various items including accrued vacation and accrued reclamation costs which are deductible in future periods. The deferred tax liability for the TIC basis difference represents the undistributed earnings of TIC for which income and the related tax provision have been recognized in our records.

      Our deferred tax asset for net operating loss carryforwards relates to state and local tax carryforwards for a subsidiary, which expire between 2021 and 2024. We have provided a valuation allowance on these assets because of uncertainty regarding their realizability due to recent losses. The increases in the carryforwards and associated valuation allowance for the years ended December 31, 2004, 2003 and 2002 were a result of taxable losses generated by the subsidiary in those years.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Commitments, Contingencies and Guarantees

      Leases: Minimum rental commitments and minimum royalty requirements under all noncancellable operating leases, primarily quarry property and construction equipment, in effect at December 31, 2004 were (in thousands):

Years Ending
December 31,

2005	$6,324
2006	5,433
2007	3,717
2008	1,873
2009	1,688
Later years (through 2046)	8,643

Total minimum rental commitment	$27,678

      Operating lease rental expense was $8.0 million in 2004, $10.4 million in 2003 and $8.1 million in 2002.

      Litigation: Our wholly-owned subsidiary, Granite Construction Company “GCCO”, as a member of a joint venture, Wasatch Constructors, is among a number of construction companies and the Utah Department of Transportation that were named in a lawsuit filed in the United States District Court for the District of Utah. The plaintiffs are two independent contractor truckers who filed the lawsuit on behalf of the United States under the federal False Claims Act seeking to recover damages and civil penalties in excess of $46.4 million.

      Among other things, the plaintiffs allege that certain defendants, who were subcontractors to Wasatch, defrauded the Government by charging Wasatch for dirt and fill material they did not provide and that Wasatch and UDOT knowingly paid for such excess material. The plaintiffs also allege that Wasatch committed certain other acts including providing substandard workmanship and materials; failure to comply with clean air and clean water standards and the filing of false certifications regarding its entitlement to the payment of bonuses.

      The original complaint was filed in January 1999 and the Third Amended Complaint was filed in February 2003. On May 30, 2003, Wasatch Constructors and the coordinated defendants filed their motion to dismiss the Third Amended Complaint. On December 23, 2003, the Court issued its order granting Wasatch Constructors and the coordinated defendants’ motion to dismiss the Third Amended Complaint but allowed the plaintiffs one last opportunity to amend their complaint. Plaintiffs’ Fourth Amended Complaint was filed on July 12, 2004. The Company and GCCO believe that the allegations in the lawsuit are without merit and intend to defend them vigorously.

      Additionally, we are one of approximately one hundred defendants named in four California State Court lawsuits where four plaintiffs have, by way of various causes of action, including strict products and market share liability, alleged personal injuries caused by exposure to silica products and related materials during plaintiffs’ use or association with sandblasting or grinding concrete. The plaintiffs in each lawsuit have categorized the defendants as equipment defendants, respirator defendants, premises defendants and sand defendants. We have been identified as a sand defendant, meaning a party that manufactured, supplied or distributed silica-containing products. Our preliminary investigation reveals that we have not knowingly sold or distributed abrasive silica sand for sandblasting.

      We are a party to a number of other legal proceedings and believe that the nature and number of these proceedings are typical for a construction firm of our size and scope. Our litigation typically involves claims regarding public liability or contract related issues. While management currently believes, after consultation

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Guarantees: As discussed in Note 5, we participate in various construction joint venture partnerships. We also participate in various “line item” joint venture agreements under which each partner is responsible for performing certain discrete items of the total scope of contracted work. The revenue for these discrete items is defined in the contract with the project owner and each venture partner bears the profitability risk associated with its own work. All partners in a line item joint venture are jointly and severally liable for completion of the total project under the terms of the contract with the project owner. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We account for our portion of these contracts as a project in our accounting system and include receivables and payables associated with our work on our balance sheet.

      Although our agreements with our joint venture partners for both construction joint ventures and line item joint ventures provide that each party will assume and pay its share of any losses resulting from a project, if one of our partners was unable to pay its share we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. At December 31, 2004 approximately $385.8 million of work representing either our partners’ proportionate share or work that our partners’ are directly responsible for in line item joint ventures, had yet to be completed. We have never incurred a loss under these joint and several liability provisions, however, it is possible that we could in the future and such a loss could be significant.

      Wilder Common Stock: Substantially all of the non-Granite held common shares of our majority-owned subsidiary, Wilder Construction Company, are redeemable by the holders upon retirement, voluntary termination, death or permanent disability. Approximately 53% of these shares are held by Wilder founders or non-employees and are accounted for under Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” and related pronouncements, and accordingly, the redemption value of these shares is included in other long-term liabilities. The remaining 47% are accounted for as stock-based compensation. Wilder generally has up to eight years to pay the redemption price following a redemption event, as defined in its shareholder agreements, and the redemption price is adjusted each year, primarily for the Wilder net income attributable to the shares. If all of these Wilder shares had been redeemed at the December 31, 2004 redemption price, a payment of $17.2 million would have been required.

16.	Business Segment Information

      We have two reportable segments: the Branch Division and the Heavy Construction Division (“HCD”). The Branch Division is comprised of branch offices, including our majority owned subsidiary, Wilder Construction Company, that serve local markets, while HCD pursues major infrastructure projects throughout the nation. HCD focuses on building larger heavy civil projects with contract durations that are frequently greater than two years, while the Branch Division projects are typically smaller in size and shorter in duration. HCD has been the primary participant in our construction joint ventures. Substantially all of our revenue from the sales of materials is from the Branch Division.

      The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). We evaluate performance based on operating profit or loss (excluding gain on sales of property and equipment), and do not include income taxes, interest income, interest expense or

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other income (expense). Unallocated other corporate expenses principally comprise corporate general and administrative expenses.

      Summarized segment information (in thousands):

	HCD	Branch	Total

2004
Revenues from external customers	$872,812	$1,263,400	$2,136,212
Intersegment revenue transfer	(24,215)	24,215	—

Net revenue	848,597	1,287,615	2,136,212
Depreciation, depletion and amortization	14,386	42,581	56,967
Operating income	8,957	106,016	114,973
Property and equipment	47,829	298,223	346,052
2003
Revenues from external customers	$702,055	$1,142,436	$1,844,491
Intersegment revenue transfer	(10,290)	10,290	—

Net revenue	691,765	1,152,726	1,844,491
Depreciation, depletion and amortization	14,185	47,958	62,143
Operating income	26,246	91,860	118,106
Property and equipment	43,505	281,531	325,036
2002
Revenues from external customers	$596,243	$1,168,499	$1,764,742
Intersegment revenue transfer	(19,313)	19,313	—

Net revenue	576,930	1,187,812	1,764,742
Depreciation, depletion and amortization	12,326	42,537	54,863
Operating income	19,305	100,165	119,470
Property and equipment	43,676	287,145	330,821

      Included in HCD operating income for the year ended December 31, 2004 is operating income from our newly consolidated joint ventures of $7.1 million (see Note 5).

      Reconciliation of segment operating income to consolidated totals (in thousands):

	Years Ended December 31,

	2004	2003	2002

Total operating income for reportable segments	$114,973	$118,106	$119,470
Other income	11,372	18,240	2,494
Gain on sales of property and equipment	18,566	4,714	2,128
Unallocated other corporate expenses	(49,987)	(43,535)	(41,353)

Income before provision for income taxes and minority interest	$94,924	$97,525	$82,739

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reconciliation of segment assets to consolidated totals (in thousands):

	December 31,

	2004	2003	2002

Total assets for reportable segments	$346,052	$325,036	$330,821
Assets not allocated to segments:
Cash and cash equivalents	161,627	69,919	52,032
Marketable securities	116,065	132,066	130,662
Deferred income taxes	21,012	22,421	23,056
Other current assets	540,462	435,442	375,907
Property and equipment	30,145	19,698	17,142
Other assets	62,591	55,828	54,199

Consolidated total assets	$1,277,954	$1,060,410	$983,819

17.	Acquisitions

      Wilder Construction Company: In April 2000 we began purchasing shares of common stock of Wilder Construction Company (“Wilder”). Our investment in Wilder was recorded under the equity method of accounting until April of 2002 when our interest in Wilder increased to above 50% and we began consolidating the financial position, results of operations and cash flows of Wilder. Through December 31, 2004 we have purchased a 75% interest in Wilder for cash totaling $36.5 million, including a $9.2 million purchase in 2004.

      We have accounted for this step acquisition using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” The purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and the excess purchase price over the estimated fair value of net assets acquired of $8.8 million was allocated to goodwill.

      Other Acquisitions: During 2002, we purchased certain assets and assumed certain contracts and liabilities of two northern California construction contractors and materials suppliers for cash consideration of $23.3 million and we purchased certain assets and assumed certain contracts of a quarry operation located near Gilroy, California for cash consideration of approximately $13.9 million. These purchases were accounted for using the purchase method of accounting. The results of each of the acquired businesses’ operations were included in our consolidated results from their respective acquisition dates. In each of these transactions the estimated fair value of the assets acquired exceeded the purchase price; therefore, no goodwill was recorded.

18.	Sale of Assets

      In March 2004, we sold certain assets related to our ready-mix concrete business in Utah for cash of $10.0 million and promissory notes with an estimated fair value of $8.9 million which are payable in installments through 2010. The sale transaction resulted in the recognition of a gain of approximately $10.0 million, which is included in gain on sales of property and equipment for the year ended December 31, 2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

By:	/s/ WILLIAM E. BARTON

William E. Barton
Senior Vice President and Chief Financial Officer

Date: March 1, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2005, by the following persons in the capacities indicated.

/s/ WILLIAM G. DOREY [William G. Dorey]	President, Chief Executive Officer and Director

/s/ WILLIAM E. BARTON [William E. Barton]	Senior Vice President and Chief Financial Officer, Principal Accounting and Financial Officer

/s/ DAVID H. WATTS [David H. Watts]	Chairman of the Board and Director

/s/ JOSEPH J. BARCLAY [Joseph J. Barclay]	Director

/s/ LINDA GRIEGO [Linda Griego]	Director

/s/ DAVID H. KELSEY [David H. Kelsey]	Director

/s/ REBECCA A. MCDONALD [Rebecca A. McDonald]	Director

/s/ RAYMOND E. MILES [Raymond E. Miles]	Director

/s/ J. FERNANDO NIEBLA [J. Fernando Niebla]	Director

/s/ WILLIAM H. POWELL [William H. Powell]	Director

/s/ GEORGE B. SEARLE [George B. Searle]	Director

SCHEDULE II

GRANITE CONSTRUCTION INCORPORATED

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

		Charged
		(Credited) to
	Balance at	Expenses or		Balance at
	Beginning of	Other Accounts,		End of
Description	Year	Net	Deductions	Year

	(In thousands)
YEAR ENDED DECEMBER 31, 2004
Inventory reserves	$4,592	$(501)	$—	$4,091

YEAR ENDED DECEMBER 31, 2003
Inventory reserves	$4,957	$(365)	$—	$4,592

YEAR ENDED DECEMBER 31, 2002
Inventory reserves	$3,617	$1,340	$—	$4,957

S-1

INDEX TO 10-K EXHIBITS

Exhibit
No.	Exhibit Description

3.1*	Certificate of Incorporation of Granite Construction Incorporated (Registration Statement on Form S-1, File No. 33-33795)
3.1.a*	Amendment to the Certificate of Incorporation of Granite Construction Incorporated (Exhibit 3.1.a to 10-K for year ended December 31, 1998)
3.1.b*	Amendment to Certificate of Incorporation of Granite Construction Incorporated (Exhibit 3.1.b to 10-K for year ended December 31, 2000)
3.1.c*	Certificate of Correction of Certificate of Incorporation of Granite Construction Incorporated effective January 31, 2001 (Exhibit 3.1.c to 10-K for year ended December 31, 2000)
3.1.d*	Certificate of Correction of Certificate of Incorporation of Granite Construction Incorporated filed May 22, 1998, effective January 31, 2001 (Exhibit 3.1.d to 10-K for year ended December 31, 2000)
3.1.e*	Certificate of Correction of Certificate of Incorporation of Granite Construction Incorporated filed May 23, 2000, effective January 31, 2001 (Exhibit 3.1.e to 10-K for year ended December 31, 2000)
3.1.f*	Amendment to the Certificate of Incorporation of Granite Construction Incorporated effective May 25, 2001 (Exhibit 3.1 to 10-Q for quarter ended June 30, 2001)
3.1.g*	Certificate of Granite Construction Incorporated as Amended effective May 25, 2001 (Exhibit 3.1.a to 10-Q for quarter ended June 30, 2001)
3.2*	Bylaws of Granite Construction Incorporated, as amended and restated effective February 27, 1991 (Exhibit 3.2 to 10-K for year ended December 31, 1991)
3.2.a*	Amended Bylaws of Granite Construction Incorporated effective May 24, 2004 (Exhibit 3.2 to 10-Q for quarter ended June 30, 2004)
10.1* **	Amendment to and Restatement of the Granite Construction Incorporated Key Management Deferred Compensation Plan adopted and effective January 1, 1998 (Exhibit 10.8 to 10-K for year ended December 31, 1998)
10.1.a* **	Amendment 1 to Granite Construction Incorporated Key Management Deferred Compensation Plan dated April 23, 1999 (Exhibit 10.6.a to 10-K for year ended December 31, 1999)
10.1.b* **	Amendment 2 to Granite Construction Incorporated Key Management Deferred Compensation Plan dated March 24, 2003 (Exhibit 10.1 to 10-Q for quarter ended March 31, 2003)
10.2* **	Amendment to and Restatement of the Granite Construction Incorporated Key Management Deferred Incentive Compensation Plan adopted and effective January 1, 1998 (Exhibit 10.9 to 10-K for year ended December 31, 1998)
10.2.a* **	Amendment 1 to Granite Construction Incorporated Key Management Deferred Incentive Compensation Plan dated April 23, 1999 (Exhibit 10.7.a to 10-K for year ended December 31, 1999)
10.2.b* **	Amendment 2 to Granite Construction Incorporated Key Management Deferred Incentive Compensation Plan dated November 1, 2001 (Exhibit 10.9.b to 10-K for year ended December 31, 2001)
10.3*	Granite Construction Incorporated Amended and Restated 1999 Equity Incentive Plan (Exhibit 10.1 to 10-Q for quarter ended, June 30, 2004)
10.4*	Credit Agreement dated and effective June 29, 2001 (Exhibit 10.1 to 10-A for quarter ended June 30, 2001)
10.5*	Continuing Guaranty Agreement from the Subsidiaries of Granite Construction Incorporated as Guarantors of financial accommodations pursuant to the terms of the Credit Agreement dated June 29, 2001 (Exhibit 10.2 to 10-Q for quarter ended June 30, 2001)
10.6*	Credit Agreement dated and effective June 27, 2003 (Exhibit 10.1 to 10-Q for quarter ended June 30, 2003)
10.6.a*	First Amendment Agreement to the June 27, 2003 Credit Agreement dated as of September 15, 2004 (Exhibit 10.1 to 10-Q for quarter ended September 30, 2004)

Exhibit
No.	Exhibit Description

10.7*	Continuing Guaranty Agreement from the Subsidiaries of Granite Construction Incorporated as Guarantors of financial accommodations pursuant to the terms of the Credit Agreement dated June 27, 2003 (Exhibit 10.2 to 10-Q for quarter ended June 30, 2003)
10.7.a*	Consent and Agreement of Guarantors from the Subsidiaries of Granite Construction Incorporated as Guarantors of financial accommodations pursuant to the terms of the First Amendment Agreement dated as of September 15, 2004 (Exhibit 10.2 to 10-Q for quarter ended September 30, 2004)
10.8*	Note Purchase Agreement between Granite Construction Incorporated and certain purchasers dated May 1, 2001 (Exhibit 10.3 to 10-Q for quarter ended June 30, 2001)
10.8.a*	First Amendment to Note Purchase Agreement between Granite Construction Incorporated and certain purchasers dated June 15, 2003 (Exhibit 10.4 to 10-Q for quarter ended June 30, 2003)
10.9*	Amendment to and Restated Note Purchase Agreement between Granite Construction Incorporated and certain purchasers dated November 1, 2001 (Exhibit 10.12 to 10-K for year ended December 31, 2001)
10.9.a*	First Amendment to Amended and Restated Note Purchase Agreement between Granite Construction Incorporated and certain purchasers dated June 15, 2003 (Exhibit 10.3 to 10-Q for quarter ended June 30, 2003)
10.10*	Subsidiary Guaranty Agreement from the Subsidiaries of Granite Construction Incorporated as Guarantors of the Guaranty of Notes and Note Agreement and the Guaranty of Payment and Performance dated May 1, 2001 (Exhibit 10.4 to 10-Q for quarter ended June 30, 2001)
10.11*	Subsidiary Guaranty Supplement from the Subsidiaries of Granite Construction Incorporated as Guarantors of the Guaranty of Notes and Note Agreement and the Guaranty of Payment and Performance dated November 15, 2001 (Exhibit 10.13.a to 10-K for year ended December 31, 2001)
10.12*	International Swap Dealers Association, Inc. Master Agreement between BNP Paribas and Granite Construction Incorporated dated as of February 10, 2003 (Exhibit 10.5 to 10-Q for quarter ended June 30, 2003)
10.13**	Form of Amended and Restated Director and Officer Indemnification Agreement
21*	List of subsidiaries of Granite Construction Incorporated (Exhibit 21 to 10-K for year ended December 31, 2003)
23†	Consent of PricewaterhouseCoopers, LLP
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

**	Compensatory plan or management contract

†	Filed herewith

††	Furnished herewith