Form 10-Q
period 2005-03-31
GRANITE CONSTRUCTION INC
filed 2005-05-04
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ___________

Commission File No. 1-12911

GRANITE CONSTRUCTION INCORPORATED

State of Incorporation:	I.R.S. Employer Identification Number:
Delaware	77-0239383

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
Yes ☑ No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 29, 2005.

Class	Outstanding

Common Stock, $0.01 par value	41,715,069 shares

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

Granite Construction Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited — in thousands, except share and per share data)

	March 31, 2005	December 31, 2004	March 31, 2004

Assets
Current assets
Cash and cash equivalents	$115,224	$161,627	$102,006
Short-term marketable securities	75,460	102,237	80,299
Accounts receivable, net	380,762	357,842	276,486
Costs and estimated earnings in excess of billings	53,266	54,384	41,392
Inventories	32,562	31,711	30,400
Deferred income taxes	21,070	21,012	22,173
Equity in construction joint ventures	20,671	20,895	21,005
Other current assets	73,713	75,630	53,553

Total current assets	772,728	825,338	627,314

Property and equipment, net	380,342	376,197	349,883

Long-term marketable securities	20,612	13,828	37,611

Investments in affiliates	10,546	10,725	18,273

Other assets	49,000	51,866	46,058

Total assets	$1,233,228	$1,277,954	$1,079,139

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$18,848	$15,861	$8,788
Accounts payable	190,019	191,782	135,134
Billings in excess of costs and estimated earnings	137,241	144,401	116,965
Accrued expenses and other current liabilities	102,620	117,367	94,732

Total current liabilities	448,728	469,411	355,619

Long-term debt	139,705	148,503	126,154

Other long-term liabilities	41,806	40,641	32,520

Deferred income taxes	44,135	44,135	45,775

Commitments and contingencies

Minority interest in consolidated subsidiaries	22,005	24,790	28,228

Shareholders’ equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 41,715,786 shares as of March 31, 2005, 41,612,319 shares as of December 31, 2004 and 41,601,622 shares as of March 31, 2004	417	416	416
Additional paid-in capital	79,732	76,766	75,732
Retained earnings	470,196	482,635	429,003
Accumulated other comprehensive income	1,263	1,475	512

	551,608	561,292	505,663
Unearned compensation	(14,759)	(10,818)	(14,820)

Total shareholders’ equity	536,849	550,474	490,843

Total liabilities and shareholders’ equity	$1,233,228	$1,277,954	$1,079,139

The accompanying notes are an integral part of these condensed consolidated financial statements

Granite Construction Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – in thousands, except per share data)

Three Months Ended March 31,	2005	2004
Revenue:
Construction	$374,713	$297,352
Material sales	46,221	39,666

Total revenue	420,934	337,018

Cost of revenue:
Construction	354,381	291,470
Material sales	39,613	34,864

Total cost of revenue	393,994	326,334

Gross profit	26,940	10,684

General and administrative expenses	38,870	36,544
Gain on sales of property and equipment	26	13,330

Operating loss	(11,904)	(12,530)

Other income (expense):
Interest income	2,159	1,398
Interest expense	(2,031)	(1,740)
Equity in (loss) income of affiliates	(60)	107
Other, net	(73)	102

	(5)	(133)

Loss before benefit from income taxes and minority interest	(11,909)	(12,663)

Benefit from income taxes	(3,692)	(4,384)

Loss before minority interest	(8,217)	(8,279)

Minority interest in consolidated subsidiaries	(50)	(830)

Net loss	$(8,267)	$(9,109)

Basic and diluted net loss per share	$(0.20)	$(0.23)

Basic and diluted weighted average shares of common stock	40,485	40,266

Dividends per share	$0.10	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — in thousands)

Three Months Ended March 31,	2005	2004

Operating Activities
Net loss	$(8,267)	$(9,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	15,062	15,598
Gain on sales of property and equipment	(26)	(13,330)
Change in deferred income taxes	80	1,478
Amortization of unearned compensation	1,476	968
Common stock contributed to ESOP	—	1,995
Minority interest in consolidated subsidiaries	50	830
Equity in loss (income) of affiliates	60	(107)
Changes in assets and liabilities, net of the effects of initial FIN 46 consolidations:
Accounts receivable	(21,873)	49,619
Inventories	(851)	(522)
Equity in construction joint ventures	224	(318)
Other assets	3,671	(528)
Accounts payable	(1,763)	(17,841)
Billings in excess of costs and estimated earnings, net	(6,042)	(39,480)
Accrued expenses and other liabilities	(16,153)	(14,015)

Net cash used in operating activities	(34,352)	(24,762)

Investing Activities
Purchases of marketable securities	(15,075)	(33,133)
Maturities of marketable securities	35,914	47,842
Additions to property and equipment	(20,601)	(18,521)
Proceeds from sales of property and equipment	290	5,363
Distributions from affiliates, net	119	129
Other investing activities	—	(2)

Net cash provided by investing activities	647	1,678

Financing Activities
Additions to long-term debt	971	550
Repayments of long-term debt	(6,782)	(7,361)
Dividends paid	(4,161)	(4,153)
Repurchases of common stock	(2,527)	(4,266)
Contributions from minority partners	595	3,999
Distributions to minority partners	(900)	(3,400)
Other financing activities	106	88

Net cash used in financing activities	(12,698)	(14,543)

Decrease in cash and cash equivalents	(46,403)	(37,627)
Cash and cash equivalents added in initial FIN 46 consolidations	—	69,714
Cash and cash equivalents at beginning of period	161,627	69,919

Cash and cash equivalents at end of period	$115,224	$102,006

Supplementary Information
Cash paid during the period for:
Interest	$1,282	$1,328
Income taxes	3,153	2,980
Non-cash investing and financing activity:
Restricted stock issued for services	5,388	4,265
Dividends accrued but not paid	4,172	4,160
Financed acquisition of long-term asset	—	6,863
Notes received from sale of assets	—	8,893
Undisbursed escrow funds	1,250	8,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we”, “us”, “our” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2005 and 2004 and the results of our operations and cash flows for the periods presented. The December 31, 2004 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

2.	Recently Issued Accounting Pronouncements:

In December, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123-R”), which is a revision of SFAS 123. SFAS 123-R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach to accounting for share-based payments in SFAS 123-R is similar to the approach described in SFAS 123. However, SFAS 123-R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS 123-R is effective for Granite beginning in fiscal year 2006. The adoption of SFAS 123-R is not expected to have a material effect on our financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This Interpretation is effective for fiscal years ending after December 15, 2005. Accordingly, we are required to adopt FIN 47 in our fiscal year ended December 31, 2005. We are currently reviewing the applicability of FIN 47 on our operations and its potential impact on our consolidated financial statements.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Change in Accounting Estimate :

During the three months ended March 31, 2005, we recognized a reduction in gross profit of approximately $14.0 million, primarily due to changes in our estimates of project profitability for six projects. Five of the projects, representing approximately $11.5 million of the total, are in our Heavy Construction Division, which currently has approximately 45 active projects. The remaining project is in our Branch Division, representing approximately $2.5 million of the total. The amount attributable to any individual project ranged from approximately $1.1 million to $4.0 million. These forecast adjustments were made in response to unanticipated changes in project conditions occurring during the three months ended March 31, 2005 and were due to a variety of factors, including recognition of costs associated with owner directed added scope changes, site conditions that differed from our expectations, design issues on design/build projects, and changes in productivity expectations. Five of the six projects are greater than 85% complete and one is approximately 48% complete; one of the projects is a joint venture for which we are not the sponsoring partner. Two of the six projects were also impacted by downward adjustments in estimated profitability during the year ended December 31, 2004. We believe we have entitlement to additional compensation related to some of these changes and are actively pursuing these claims with the contract owners. However, the amount and timing of any future recovery is highly uncertain. We believe that our current estimates of the gross profit for each of these projects are achievable. However, it is possible that the actual cost to complete will vary from our current estimate and any future estimate changes could be significant.

During the three months ended March 31, 2004, we recognized decreased gross profit of approximately $20.0 million, primarily due to changes in our estimates of the cost to complete eight projects being performed by our Heavy Construction Division. The amount attributable to any individual project ranged from approximately $0.5 million to $4.0 million. These forecast adjustments were made in response to unanticipated changes in project conditions occurring during the three months ended March 31, 2004 due to a variety of factors, including recognition of costs associated with added scope changes, extended overhead due to owner and weather delays, design problems on design/build projects, subcontractor performance issues, changes in productivity expectations and higher than anticipated liquidated damages on two projects.

4.	Inventories:

Inventories consist primarily of quarry products valued at the lower of average cost or market.

5.	Property and Equipment:

(in thousands)	March 31, 2005	December 31, 2004	March 31, 2004

Land	$53,564	$53,974	$51,733
Quarry property	102,206	101,545	72,105
Buildings and leasehold improvements	78,455	78,350	74,683
Equipment and vehicles	716,629	700,290	696,276
Office furniture and equipment	18,031	17,478	14,380

	968,885	951,637	909,177
Less: accumulated depreciation, depletion and amortization	588,543	575,440	559,294

	$380,342	$376,197	$349,883

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Intangible Assets:

The following table indicates the allocation of goodwill by reportable segment which is included in other assets on our condensed consolidated balance sheets:

(in thousands)	March 31, 2005	December 31, 2004	March 31, 2004

Goodwill by segment:
Heavy Construction Division	$18,011	$18,011	$18,011
Branch Division	9,900	9,900	1,056

Total Goodwill	$27,911	$27,911	$19,067

     The following intangible assets are included in other assets on our condensed consolidated balance sheets:

	March 31, 2005
	Gross	Accumulated	Net
(in thousands)	Value	Amortization	Value

Amortized intangible assets:
Covenants not to compete	$1,139	$(838)	$301
Permits	2,000	(528)	1,472
Trade names	1,425	(412)	1,013
Other	200	(168)	32

Total amortized intangible assets	$4,764	$(1,946)	$2,818

	December 31, 2004
	Gross	Accumulated	Net
(in thousands)	Value	Amortization	Value

Amortized intangible assets:
Covenants not to compete	$1,139	$(781)	$358
Permits	2,000	(494)	1,506
Trade names	1,425	(361)	1,064
Other	622	(580)	42

Total amortized intangible assets	$5,186	$(2,216)	$2,970

	March 31, 2004
	Gross	Accumulated	Net
(in thousands)	Value	Amortization	Value

Amortized intangible assets:
Covenants not to compete	$1,249	$(737)	$512
Permits	2,000	(394)	1,606
Trade names	1,602	(1,020)	582
Other	1,522	(1,108)	414

Total amortized intangible assets	$6,373	$(3,259)	$3,114

Amortization expense related to intangible assets was approximately $151,000 and $145,000 for the three months ended March 31, 2005 and 2004. Amortization expense expected to be recorded in the future is as follows: $454,000 for the balance of 2005, $444,000 in 2006, $350,000 in 2007, $338,000 in 2008, $262,000 in 2009 and $970,000 thereafter.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Construction Joint Ventures:

We participate in various construction joint venture partnerships. Generally, each construction joint venture is formed to accomplish a specific project, is jointly controlled by the joint venture partners and is dissolved upon completion of the project. The joint venture agreements typically provide that our interest in any profits and assets, and our respective share in any losses and liabilities that may result from the performance of the contract are limited to our stated percentage interest in the project. Although each venture’s contract with the project owner typically requires joint and several liability, our agreements with our joint venture partners provide that each partner will assume and pay its full proportionate share of any losses resulting from a project. We have no significant commitments beyond completion of the contract.

We have determined that certain of these joint ventures are variable interest entities as defined by FIN 46. Accordingly, we have consolidated those joint ventures where we have determined that we are the primary beneficiary on a prospective basis effective January 1, 2004. The joint ventures we have consolidated are engaged in construction projects with total contract values ranging from $64.6 million to $390.4 million. Our proportionate share of the consolidated joint ventures ranges from 52.0% to 70.0%.

Consistent with Emerging Issues Task Force Issue 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures,” we account for our share of the operations of construction joint ventures in which we have determined we are not the primary beneficiary on a pro rata basis in the consolidated statements of operations and as a single line item in the consolidated balance sheets. The joint ventures in which we hold a significant interest but are not the primary beneficiary are engaged in construction projects with total contract values ranging from $90.6 million to $261.0 million. Our proportionate share of these joint ventures ranges from 25.0% to 40.0%.

Circumstances that could lead to a loss under our joint venture arrangements beyond our proportionate share include a partner’s inability to contribute additional funds to the venture in the event the project incurs a loss, or additional costs that we could incur should a partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. At March 31, 2005, approximately $354.2 million of work representing our partners’ share of joint venture contracts in progress had yet to be completed.

8.	Weighted Average Shares Outstanding:

A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net loss per share in the accompanying condensed consolidated statements of operations is as follows:

	Three Months Ended
	March 31,
(in thousands)	2005	2004

Basic and diluted weighted average shares outstanding
Weighted average common stock outstanding	41,592	41,485
Less: weighted average restricted stock outstanding	1,107	1,219

Total	40,485	40,266

Since we incurred a loss in each of the quarters ended March 31, 2005 and 2004, the effect of dilutive securities totaling 611,000 and 550,000 equivalent shares, respectively, have been excluded from the calculation of diluted net loss per share because their impact would be anti-

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

dilutive. Dilutive securities are comprised of restricted stock, common stock options and common stock units.

9.	Comprehensive Loss:

The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended
	March 31,
(in thousands)	2005	2004

Net loss	$(8,267)	$(9,109)
Other comprehensive (loss) income:
Changes in net unrealized gains on investments	(212)	436

Total comprehensive loss	$(8,479)	$(8,673)

10.	Benefit from Income Taxes:

Our effective tax rate decreased to 31.0% for the three month period ended March 31, 2005 from 34.6% for the corresponding period in 2004 due primarily to an estimated increase in our partners’ share of consolidated construction joint venture income. Generally, our construction joint ventures are not subject to income taxes on a stand-alone basis. Additionally, our effective tax rate for the 2005 period reflects the estimated impact of a deduction based on income from qualified domestic production activities under the American Jobs Creation Act of 2004.

11.	Commitments and Contingencies:

We are one of approximately one hundred defendants named in six California State Court lawsuits filed in 2004 where four plaintiffs have, by way of various causes of action, including strict product and market share liability, alleged personal injuries caused by exposure to silica products and related materials during plaintiffs’ use or association with sandblasting or grinding concrete. The plaintiffs in each lawsuit have categorized the defendants as equipment defendants, respirator defendants, premises defendants and sand defendants. We have been identified as a sand defendant, meaning a party that manufactured, supplied or distributed silica-containing products. While the cases remain in the pleading stage, most have been dismissed with leave to amend to plead allegations against all defendants with more specificity. Our preliminary investigation reveals that we have not knowingly sold or distributed abrasive silica sand for sandblasting.

We are a party to a number of other legal proceedings arising in the normal course of business and believe that the nature and number of these proceedings are typical for a construction firm of our size and scope. Our litigation typically involves claims regarding public liability or contract related issues. While management currently believes, after consultation with counsel, that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations or cash flows, litigation is subject to inherent uncertainties. Were an unanticipated unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations, cash flows and/or financial position for the period in which the ruling occurs.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Business Segment Information:

We have two reportable segments: the Branch Division and the Heavy Construction Division (“HCD”). The Branch Division is composed of branch offices, including our majority owned subsidiary, Wilder Construction Company, that serve local markets, while HCD pursues major infrastructure projects throughout the nation. HCD focuses on building larger heavy-civil projects with contract durations that are frequently greater than two years, while the Branch Division projects are typically smaller in size and shorter in duration. HCD has been the primary participant in our construction joint ventures. Substantially all of our revenue from the sale of materials is from the Branch Division.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in our 2004 Annual Report on Form 10-K. We evaluate performance based on operating profit or loss (excluding gain on sales of property and equipment) and exclude income taxes, interest income, interest expense or other income (expense). Unallocated other corporate expenses principally comprise corporate general and administrative expenses.

Summarized Segment Information (in thousands):

	Three Months Ended March 31,
	HCD	Branch	Total

2005
Revenue from external customers	$209,597	$211,337	$420,934
Inter-segment revenue transfer	(7,641)	7,641	—

Net revenue	201,956	218,978	420,934
Depreciation, depletion and amortization	3,691	10,159	13,850
Operating loss	(1,295)	(1,069)	(2,364)
Property and equipment	50,306	300,275	350,581

2004
Revenue from external customers	$175,437	$161,581	$337,018
Inter-segment revenue transfer	(5,357)	5,357	—

Net revenue	170,080	166,938	337,018
Depreciation, depletion and amortization	3,579	10,832	14,411
Operating loss	(11,339)	(5,626)	(16,965)
Property and equipment	48,015	273,268	321,283

Reconciliation of Segment Operating Loss to Consolidated Totals (in thousands):

	Three Months Ended
	March 31,
	2005	2004

Total operating loss for reportable segments	$(2,364)	$(16,965)
Gain on sales of property and equipment	26	13,330
Other income (expense), net	(5)	(133)
Unallocated other corporate expense, net	(9,566)	(8,895)

Loss before benefit from income taxes and minority interest	$(11,909)	$(12,663)

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	Sale of Assets:

In March 2004, we sold certain assets related to our ready-mix concrete business in Utah for cash of $10.0 million and promissory notes with an estimated fair value of $8.9 million which are payable in installments through 2010. The sale transaction resulted in the recognition of a gain of approximately $10.0 million, which is included in gain on sales of property and equipment for the three months ended March 31, 2004.

14.	Reclassifications:

Certain financial statement items have been reclassified to conform to the current period’s format. These reclassifications had no impact on previously reported results of operations, financial position or cash flows.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Disclosure

From time to time, Granite makes certain comments and disclosures in reports and statements, including in this Quarterly Report on Form 10-Q, or statements made by its officers or directors that are not based on historical facts and which may be forward-looking in nature. Under the Private Securities Litigation Reform Act of 1995, a “safe harbor” may be provided to us for certain of the forward-looking statements. We wish to caution readers that forward-looking statements are subject to risks regarding future events and future results of Granite that are based on current expectations, estimates, forecasts, and projections as well as the beliefs and assumptions of Granite’s management. Words such as “outlook”, “believes”, “expects”, “appears”, “may”, “will”, “should”, “anticipates” or the negative thereof or comparable terminology, are intended to identify such forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made and may in the future be made by or on behalf of Granite. These forward-looking statements are estimates reflecting the best judgment of senior management that rely on a number of assumptions concerning future events, many of which are outside of our control, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those more specifically described in our Annual Report on Form 10-K under “Item 1. Business” under the heading “Risk Factors.” Granite undertakes no obligation to publicly revise or update any forward-looking statements for any reason. As a result, the reader is cautioned not to rely on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.

General

We are one of the largest heavy civil contractors in the United States and are engaged in the construction of highways, dams, airport runways, mass transit facilities and other infrastructure-related projects. We have offices in Alaska, Arizona, California, Florida, Minnesota, Nevada, New York, Oregon, Texas, Utah and Washington. Our business involves two operating segments: the Branch Division and the Heavy Construction Division (“HCD”).

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

Results of Operations

Comparative Financial Summary	Three Months Ended March 31,

(in thousands)	2005	2004

Revenue	$420,934	$337,018
Gross profit	26,940	10,684
General and administrative expenses	38,870	36,544
Gain on sales of property and equipment	26	13,330
Operating loss	(11,904)	(12,530)
Net loss	(8,267)	(9,109)

Our results of operations for the three months ended March 31, 2005 reflect improved results from our operating divisions compared with the three months ended March 31, 2004, particularly in our Heavy Construction Division. However, our operating loss for the first quarter 2005 was comparable to the 2004 quarter which included a gain of approximately $10.0 million recognized on the sale of certain assets related to our ready-mix concrete business in Utah.

Total Revenue

Three Months Ended March 31,	2005		2004

(in thousands)	Amount	Percent	Amount	Percent

Revenue by Division:
Branch Division	$218,978	52.0%	$166,938	49.5%
Heavy Construction Division	201,956	48.0%	170,080	50.5%

	$420,934	100.0%	$337,018	100.0%

Branch Division Revenue
Three Months Ended March 31,	2005		2004
(in thousands)	Amount	Percent	Amount	Percent

Geographic Area:
California	$115,920	52.9%	$114,313	68.5%
West (excluding California)	103,058	47.1%	52,625	31.5%

	$218,978	100.0%	$166,938	100.0%

Market Sector:

Federal Agencies	$6,938	3.2%	$8,187	4.9%
State Agencies	43,292	19.8%	40,939	24.5%
Local Public Agencies	58,044	26.5%	38,893	23.3%

Total Public Sector	108,274	49.5%	88,019	52.7%

Private Sector	64,569	29.5%	39,739	23.8%
Material Sales	46,135	21.0%	39,180	23.5%

	$218,978	100%	$166,938	100.0%

Branch Division Revenue: Revenue from our Branch Division increased $52.0 million, or 31.2%, for the three months ended March 31, 2005 compared with the three months ended March 31, 2004. The higher revenue reflects increases in private sector construction revenue and sales of construction materials as a result of the increase in demand created by the continuing strong housing market in California and other Branch Division locations. Additionally there was an increase in public sector revenue in the 2005 quarter which reflects increased volume from a higher backlog of local agency work at the beginning of 2005. The increase in revenue from construction materials was due to increases in both unit volume and average sales price of certain products.

HCD Revenue
Three Months Ended March 31,	2005		2004
(in thousands)	Amount	Percent	Amount	Percent

Geographic Area:
California	$24,662	12.2%	$4	—
West (excluding California)	16,053	7.9%	21,828	12.8%
Midwest	8,001	4.0%	18,651	11.0%
Northeast	63,737	31.6%	53,315	31.3%
South	89,503	44.3%	76,282	44.9%

	$201,956	100.0%	$170,080	100.0%

Market Sector:

Federal Agencies	$2,363	1.2%	$4,117	2.4%
State Agencies	84,165	41.7%	85,556	50.3%
Local Public Agencies	108,506	53.7%	69,311	40.8%

Total Public Sector	195,034	96.6%	158,984	93.5%

Private Sector	6,836	3.4%	10,610	6.2%
Material Sales	86	—	486	0.3%

	$201,956	100.0%	$170,080	100.0%

HCD Revenue: Revenue from our Heavy Construction Division for the three months ended March 31, 2005 increased over the corresponding 2004 period by $31.9 million, or 18.7%, due primarily to the increase in volume from a higher backlog at the beginning of the respective periods in California and the South. By market sector, the increase was largely in work performed for local public agencies, primarily in New York and California.

	March 31,		December 31,		March 31,
Total Backlog	2005		2004		2004
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Backlog by Division:
Heavy Construction Division	$2,031,256	77.7%	$1,876,091	77.0%	$1,567,750	76.6%
Branch Division	582,774	22.3%	561,903	23.0%	478,617	23.4%

	$2,614,030	100.0%	$2,437,994	100.0%	$2,046,367	100.0%

	March 31,		December 31,		March 31,
HCD Backlog	2005		2004		2004
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Geographic Area:
California	$321,292	15.8%	$345,956	18.4%	$1,058	0.1%
West (excluding California)	54,600	2.7%	69,172	3.7%	125,517	8.0%
Midwest	112,437	5.5%	120,578	6.4%	41,743	2.7%
New York	510,900	25.2%	454,862	24.2%	618,743	39.5%
Northeast (excluding New York)	120,830	5.9%	127,918	6.8%	137,193	8.8%
South	911,197	44.9%	757,605	40.5%	643,496	40.9%

	$2,031,256	100.0%	$1,876,091	100.0%	$1,567,750	100.0%

Market Sector:
Federal agencies	$73,677	3.6%	$41,153	2.2%	$49,641	3.2%
State agencies	826,164	40.7%	825,313	44.0%	600,738	38.3%
Local public agencies	1,072,517	52.8%	947,571	50.5%	818,492	52.2%

Total public sector	1,972,358	97.1%	1,814,037	96.7%	1,468,871	93.7%

Private sector	58,898	2.9%	62,054	3.3%	98,879	6.3%

	$2,031,256	100.0%	$1,876,091	100.0%	$1,567,750	100.0%

HCD Backlog: Heavy Construction Division backlog of $2.0 billion at March 31, 2005 was $155.2 million, or 8.3%, higher than at December 31, 2004, and $463.5 million, or 29.6%, higher than at March 31, 2004. Approximately $150.0 million of the growth in HCD backlog from March 31, 2004 to December 31, 2004 represented an increase in our minority partners’ share of consolidated joint venture backlog. Additions to HCD backlog in the current quarter included a $178.0 million consolidated joint venture design/build toll road construction project in Texas, a $104.4 million share of a joint venture design/build subway station renovation project in New York, and a $34.8 million pumping station project in Arkansas.

	March 31,		December 31,		March 31,
Branch Division Backlog	2005		2004		2004
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Geographic Area:
California	$287,060	49.3%	$261,781	46.6%	$234,695	49.0%
West (excluding California)	295,714	50.7%	300,122	53.4%	243,922	51.0%

	$582,774	100.0%	$561,903	100.0%	$478,617	100.0%

Market Sector:
Federal agencies	$26,956	4.6%	$23,195	4.1%	$73,319	15.3%
State agencies	189,268	32.5%	178,301	31.7%	179,812	37.6%
Local public agencies	170,120	29.2%	190,250	33.9%	157,904	33.0%

Total public sector	386,344	66.3%	391,746	69.7%	411,035	85.9%

Private sector	196,430	33.7%	170,157	30.3%	67,582	14.1%

	$582,774	100.0%	$561,903	100.0%	$478,617	100.0%

Branch Division Backlog: Branch Division backlog of $582.8 million at March 31, 2005 was $20.9 million, or 3.7%, higher than at December 31, 2004 and $104.2 million, or 21.8% higher than at March 31, 2004. These increases in backlog are largely due to an increase in private sector awards, primarily in California, which have been driven by a strong housing market creating demand for our paving and site preparation services. A sizeable percentage of Branch Division anticipated contract revenue in any year is not reflected in our backlog due to the short duration of smaller Branch Division projects that are initiated and completed during each year.

Gross Profit	Three Months Ended March 31,
(in thousands)	2005	2004

Branch Division	$19,767	$14,157
Percent of division revenue	9.0%	8.5%

Heavy Construction Division	$7,096	$(3,523)
Percent of division revenue	3.5%	(2.1%)

Other gross profit	$77	$50

Total gross profit	$26,940	$10,684

Percent of total revenue	6.4%	3.2%

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

Additionally, we do not recognize revenue from contract claims until we have a signed settlement agreement and payment is assured and we do not recognize revenue from contract change orders until the contract owner has agreed to the change order. However, we do recognize the estimated costs related to any contract claims or pending change orders when the additional work is identified. As a result, our gross profit as a percent of revenue can vary during periods when a large volume of change orders or contract claims are pending resolution (reducing gross profit percent) or, conversely, during periods where large change orders or contract claims are agreed to or settled (increasing gross profit percent). Although this variability can occur in both our Branch Division and HCD, it is more pronounced in HCD because of the larger size and complexity of its projects.

Branch Division gross profit as a percent of revenue increased slightly in the first quarter of 2005 compared with the first quarter of 2004 due primarily to higher gross margin on the sales of construction materials due to higher unit selling prices and the absence of costs incurred in the first quarter of 2004 of approximately $1.4 million associated with the closing of certain ready-mix concrete plants in preparation for their subsequent sale during that quarter (see Note 13 to the Condensed Consolidated Financial Statements). These increases were partially offset by the reduction of gross profit of approximately $2.5 million related to the estimated impact of certain unresolved and disputed issues on one project.

HCD gross profit as a percent of revenue in the first quarter of 2005 improved over the first quarter of 2004 due primarily to a reduction in the impact of downward contract estimate changes on the 2005 quarter compared with the 2004 quarter. In the first quarter of 2005 we recognized additional cost of approximately $11.5 million related to changes in estimates of costs to complete five of our HCD projects compared with approximately $20.0 million in such additional costs related to eight of our HCD projects in the first quarter of 2004 (See Note 3 to the Condensed Consolidated Financial Statements). We believe we have entitlement to additional compensation related to some of these additional costs and are actively pursuing these claims with the contract owners. However, the amount and timing of any future recovery is highly uncertain. The HCD gross profit percentage in the first quarter of 2005 was also negatively impacted by a larger volume of work performed on jobs less than 25% complete, which grew from $41.5 million in the first quarter of 2004 to $64.2 million in the first quarter of 2005.

Cost of revenue consists of direct costs on contracts, including labor and materials, subcontractor costs, direct overhead costs and equipment expense (primarily depreciation, maintenance and repairs and fuel).

General and Administrative Expenses	Three Months Ended March 31,
(in thousands)	2005	2004

Salaries and related expenses	$24,576	$23,895
Incentive compensation, discretionary profit sharing and other variable compensation	2,397	1,567
Other general and administrative expenses	11,897	11,082

Total	$38,870	$36,544

Percent of revenue	9.2%	10.8%

General and Administrative Expenses: Salaries and related expenses in the three months ended March 31, 2005 increased $681,000, or 2.8%, over the comparable period in 2004 due primarily to a combination of higher payroll related benefits and normal salary increases. Incentive compensation, discretionary profit sharing and other variable compensation increased in the three months ended March 31, 2005 compared with the corresponding period in 2004 due to higher profitability in the 2005 period and the absence of significant forfeitures of unvested restricted stock which occurred in 2004 which have the effect of reducing our expense in the period of forfeiture. Other general and administrative costs include information technology, occupancy, office equipment and supplies, depreciation, travel and entertainment, advertising and marketing, training and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses.

Gain on Sales of Property and Equipment	Three Months Ended March 31,
(in thousands)	2005	2004

Gain on sales of property and equipment	$26	$13,330

Gain on Sales of Property and Equipment: Gain on sales of property and equipment was significantly higher in the three months ended March 31, 2004 as compared with the three months ended March 31, 2005 primarily due to a gain of approximately $10.0 million recognized on the sale of certain assets related to our ready-mix concrete business in Utah in the first quarter of 2004.

Other Income (Expense)	Three Months Ended March 31,
(in thousands)	2005	2004

Interest income	$2,159	$1,398
Interest expense	(2,031)	(1,740)
Equity in (loss) income of affiliates	(60)	107
Other, net	(73)	102

Total	$(5)	$(133)

Other Income (Expense): Interest income increased in the first quarter of 2005 compared with the first quarter of 2004 due primarily to a higher average yield on our interest bearing investments. Interest expense was higher in 2005 due to a higher level of long-term debt.

Provision for Income Taxes	Three Months Ended March 31,
(in thousands)	2005	2004

Benefit from income taxes	$(3,692)	$(4,384)
Effective tax rate	31.0%	34.6%

Provision for Income Taxes: Our effective tax rate decreased to 31.0% for the three months ended March 31, 2005 from 34.6% for the corresponding period in 2004 due primarily to an increase in our partners’ share of consolidated construction joint venture income. Generally, our construction joint ventures are not subject to income taxes on a stand-alone basis. Additionally, our effective tax rate for the 2005 period reflects the estimated impact of a deduction based on income from qualified domestic production activities under the American Jobs Creation Act of 2004.

Outlook

We are encouraged by the on-going strength of the private market, which continues to benefit our Branch Division business. The division is experiencing healthy demand for its services and construction materials related to the residential, commercial and industrial markets in the West. While still early in our season, we have yet to see any signs of a near-term slow down in the private sector and are optimistic about the year ahead.

Our Branch Division business is also benefiting from an active public sector bidding environment in all of our branch locations, with the exception of California. The California state government continues to under-fund its transportation program. Over the past several years, we have been successful in our efforts to strategically reduce our dependence on the California Department of Transportation, traditionally our single largest customer. While Governor Schwarzenegger’s administration has stated that it recognizes that transportation needs within the state are critical, we are not, however, optimistic that the state will be able to fully restore transportation funding back to prior levels until the current fiscal budget crisis is resolved.

The focus for HCD continues to be centered on the successful execution of our backlog. Although we have some underperforming HCD projects yet to complete this year, we are expecting that the division’s operational performance should improve in 2005. As we discussed in the Outlook section of the Form 10-K for the year ended December 31, 2004, we are building the division’s support infrastructure and are focusing considerable attention on the basic fundamentals of this business, beginning with management oversight, bidding discipline and a commitment to project execution and forecasting.

Legislatively, efforts are on-going to reauthorize the federal transportation bill that would replace the previous bill (the six-year $218 billion Transportation Equity Act for the 21st Century) that expired in September 2003. Earlier this year, the House of Representatives approved a measure that was in line with the Bush Administration’s $284 billion six-year bill proposed in the fiscal 2005 budget. The bill is currently being debated on the Senate floor.

With regard to raw material prices, while we do have some exposure in some areas of our business, we have not been materially impacted to date. We are subject to oil price volatility as it relates to our use of liquid asphalt in our production of asphaltic concrete and diesel fuel for our rolling stock equipment, as well as steel, cement and other commodities. We manage our exposure to these price changes by monitoring the escalation of these commodities and pricing them into our projects and contracts accordingly. Some of our contracts include clauses for liquid asphalt and fuel escalation and de-escalation that provide protection in the event that oil product prices change significantly. Although we are exposed to price spikes in projects that do not include such clauses, this potential impact can be reversed when prices come down.

In summary, we are encouraged by the strength in many of our markets and the opportunities available to us in both the private and public sectors. We continue to pay close attention to funding issues at both the state and federal levels that will likely have an impact on our business in the future. Most importantly, our top priorities remain the safe and successful execution of our work and the improvement of our bottom line financial performance.

Liquidity and Capital Resources

	Three Months Ended March 31,
(in thousands)	2005	2004

Cash and cash equivalents	$115,224	$102,006

Net cash (used in) provided by:
Operating activities	(34,352)	(24,762)
Investing activities	647	1,678
Financing activities	(12,698)	(14,543)

Capital expenditures	20,601	18,521

Working capital	324,000	271,695

Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. We expect the principal use of funds for the foreseeable future will be for capital expenditures, working capital, debt service, acquisitions and other investments. We have budgeted $92.1 million for capital expenditures in 2005, which includes amounts for construction equipment, aggregate and asphalt plants, buildings, leasehold improvements and the purchase of land and aggregate reserves.

Our cash and cash equivalents and short-term and long-term marketable securities totaled $211.3 million at March 31, 2005 and included $38.9 million of cash from our consolidated construction joint ventures. This joint venture cash is for the working capital needs of each joint venture’s project. The decision to distribute cash must generally be made jointly by all of the partners. We believe that our current cash and cash equivalents, short-term investments, cash generated from operations and amounts available under our existing credit facilities will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations through the next twelve months and beyond. If we experience a significant change in our business such as the execution of a significant acquisition, we would likely need to acquire additional sources of financing, which may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements.

Cash used by operating activities of $34.4 million for the three months ended March 31, 2005 represents a $9.6 million increase from the amount used by operating activities during the same period in 2004, which was primarily driven by higher accounts receivable. The growth in accounts receivable to $380.8 million at March 31, 2005 from $276.5 million at March 31, 2004 was due in part to higher revenue, particularly in the last two months of the 2005 quarter, and in part to higher accounts receivable from retention provisions in our contracts, which are generally due upon completion of the projects and acceptance by the contract owner. The growth in retention receivable is largely due to an increase in the number of large HCD projects that were nearing completion at March 31, 2005 compared with March 31, 2004. The cash flow impact of higher accounts receivable balances was partially offset by higher accounts payable balances, also resulting from revenue growth and higher net billings in excess of cost and estimated earnings.

Cash provided by investing activities of $0.6 million for the three months ended March 31, 2005 represents a $1.0 million decrease from the amount provided by investing activities during the same period in 2004. The decrease was primarily due to a reduction in the proceeds from sales of property and equipment compared to the same period in 2004, which was partially offset by an increase in net maturities of marketable securities in the 2005 period.

Cash used by financing activities was $12.7 million for the three months ended March 31, 2005, a decrease of $1.8 million from the same period in 2004, which is primarily due to lower repurchases of common stock in the 2005 quarter.

Included in our other assets at March 31, 2005 is a receivable of approximately $3.5 million that we accepted as partial payment for work on a large private mass transit project which became operational in the latter half of 2004. The receivable is part of a series of bonds that formed the basis for the project owners’ funding for the entire project and is payable out of future fare revenues. In March 2005, one of the two services rating a series of these bonds reduced their rating to below investment grade. This change in rating is not specific to the particular bonds that we hold and we have no information that would indicate that our bond receivable is not collectible. We are closely monitoring factors that could impact our ability to collect this amount.

We had standby letters of credit totaling approximately $4.4 million outstanding at March 31, 2005, which will expire between April of 2005 and March of 2006. Additionally, we generally are required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At March 31, 2005, approximately $2.5 billion of our backlog was bonded and performance bonds totaling approximately $7.4 billion were outstanding. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds when each contract is accepted by the owner. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

In addition to our working capital and cash generated from operations, we currently have access to funds under a $100.0 million bank revolving line of credit, which allows for unsecured borrowings through June 2006. Outstanding borrowings under the revolving line of credit are at our choice of selected LIBOR rates plus a margin that is recalculated quarterly. The margin was 1.38% at March 31, 2005. The unused and available portion of this line of credit was $70.8 million at March 31, 2005. Additionally, our Wilder subsidiary has a bank revolving line of credit of $10.0 million that expires in June 2006. There were no amounts outstanding under the Wilder line of credit at March 31, 2005.

Restrictive covenants under the terms of our debt agreements require the maintenance of certain financial ratios and the maintenance of tangible net worth (as defined). We were in compliance with these covenants at March 31, 2005. Additionally, our Wilder subsidiary has restrictive covenants (on a Wilder stand-alone basis) under the terms of its debt agreements that include the maintenance of certain ratios of working capital, liabilities to net worth and tangible net worth and restricts Wilder capital expenditures in excess of specified limits. Wilder was in compliance with these covenants at March 31, 2005. Failure to comply with these covenants could cause the amounts due under the debt agreements to become currently payable.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There was no significant change in our exposure to market risk during the three months ended March 31, 2005.

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures were effective.

During the first quarter of 2005, there have been no changes in our internal controls over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are one of approximately one hundred defendants named in six California State Court lawsuits filed in 2004 where four plaintiffs have, by way of various causes of action, including strict product and market share liability, alleged personal injuries caused by exposure to silica products and related materials during plaintiffs’ use or association with sandblasting or grinding concrete. The plaintiffs in each lawsuit have categorized the defendants as equipment defendants, respirator defendants, premises defendants and sand defendants. We have been identified as a sand defendant, meaning a party that manufactured, supplied or distributed silica-containing products. While the cases remain in the pleading stage, most have been dismissed with leave to amend to plead allegations against all defendants with more specificity. Our preliminary investigation reveals that we have not knowingly sold or distributed abrasive silica sand for sandblasting.

We are a party to a number of other legal proceedings arising in the normal course of business and believe that the nature and number of these proceedings are typical for a construction firm of our size and scope. Our litigation typically involves claims regarding public liability or contract related issues. While management currently believes, after consultation with counsel, that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations or cash flows, litigation is subject to inherent uncertainties. Were an unanticipated unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations, cash flows and/or financial position for the period in which the ruling occurs.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2005, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended March 31, 2005:

Issuer Purchases of Equity Securities

			Total number of	Approximate dollar
			shares purchased	value of shares that
			as part of publicly	may yet be
	Total number of	Average price	announced plans	purchased under the
Period	shares purchased[1]	paid per share	or programs[2]	plans or programs[2]
January 1, 2005 through January 31, 2005	—	—	—	$22,787,537
February 1, 2005 through February 28, 2005	—	—	—	$22,787,537
March 1, 2005 through March 31, 2005	96,314	$26.70	—	$22,787,537

	96,314	$26.70	—

[1]	The total number of shares purchased includes shares purchased in connection with employee tax withholding for shares granted under our 1999 Equity Incentive Plan.

[2]	On October 16, 2002, we publicly announced that our Board of Directors had authorized us to repurchase up to $25.0 million worth of shares of our Company’s common stock, exclusive of repurchases related to employee benefit plans, at management’s discretion.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date:	May 2, 2005	By:	/s/ William E. Barton

William E. Barton Senior Vice President and Chief Financial Officer