Form 10-K/A
period 2004-12-31
GRANITE CONSTRUCTION INC
filed 2005-05-12
CIK 861459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________

Form 10-K/A

Amendment No. 1

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-12911

GRANITE CONSTRUCTION INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0239383 (I.R.S. Employer Identification Number)

585 West Beach Street, Watsonville, California Address of principal executive offices)	95076 (Zip Code)

Registrant’s telephone number, including area code:
(831) 724-1011

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes ☑ No ☐

     The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was approximately $606,589,271 as of June 30, 2004, based upon the average of the high and low sales prices per share of the registrant’s Common Stock as reported on the New York Stock Exchange on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     At February 18, 2005, 41,610,795 shares of common Stock, par value $0.01, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of Granite Construction Incorporated to be held May 23, 2005, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.

Page
No.
PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FROM 8-K	2
EXHIBIT 10.14
EXHIBIT 10.14.A
EXHIBIT 10.15
EXHIBIT 10.15.A
EXHIBIT 10.16
EXHIBIT 10.16.A
EXHIBIT 10.17
EXHIBIT 10.17.A
EXHIBIT 10.18

EXPLANATORY NOTE

     This Form 10-K/A is being filed solely to add employment agreements for William G. Dorey, Mark E. Boitano, William E. Barton, Patrick M. Costanzo and James H. Roberts to the exhibits and the Exhibit Index in Granite’s Annual Report on Form 10-K for the the year ended December 31, 2004 and located immediately following the Signatures page.

     No other changes are being made by means of this filing.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED
May 12, 2005	By:	/s/ William E. Barton
William E. Barton
Senior Vice President and Chief Financial Officer

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibit
No.		Exhibit Description

3.1	*	Certificate of Incorporation of Granite Construction Incorporated [Registration Statement on Form S-1, File No. 33-33795]

3.1.a	*	Amendment to the Certificate of Incorporation of Granite Construction Incorporated [Exhibit 3.1.a to 10-K for year ended December 31, 1998]

3.1.b	*	Amendment to Certificate of Incorporation of Granite Construction Incorporated [Exhibit 3.1.b to 10-K for year ended December 31, 2000]

3.1.c	*	Certificate of Correction of Certificate of Incorporation of Granite Construction Incorporated effective January 31, 2001 [Exhibit 3.1.c to 10-K for year ended December 31, 2000]

3.1.d	*	Certificate of Correction of Certificate of Incorporation of Granite Construction Incorporated filed May 22, 1998, effective January 31, 2001 [Exhibit 3.1.d to 10-K for year ended December 31, 2000]

3.1.e	*	Certificate of Correction of Certificate of Incorporation of Granite Construction Incorporated filed May 23, 2000, effective January 31, 2001 [Exhibit 3.1.e to 10-K for year ended December 31, 2000]

3.1.f	*	Amendment to the Certificate of Incorporation of Granite Construction Incorporated effective May 25, 2001 [Exhibit 3.1 to 10-Q for quarter ended June 30, 2001]

3.1.g	*	Certificate of Incorporation of Granite Construction Incorporated as Amended effective May 25, 2001 [Exhibit 3.1.a to 10-Q for quarter ended June 30, 2001]

3.2	*	Bylaws of Granite Construction Incorporated, as amended and restated effective February 27, 1991 [Exhibit 3.2 to 10-K for year ended December 31, 1991]

10.1	* **	Amendment to and Restatement of the Granite Construction Incorporated Key Management Deferred Compensation Plan adopted and effective January 1, 1998 [Exhibit 10.8 to 10-K for year ended December 31, 1998]

10.1.a	* **	Amendment 1 to Granite Construction Incorporated Key Management Deferred Compensation Plan dated April 23, 1999 [Exhibit 10.6.a to 10-K for year ended December 31, 1999]

10.1.b	* **	Amendment 2 to Granite Construction Incorporated Key Management Deferred Compensation Plan dated March 24, 2003 [Exhibit 10.1 to 10-Q for quarter ended March 31, 2003]

10.2	* **	Amendment to and Restatement of the Granite Construction Incorporated Key Management Deferred Incentive Compensation Plan adopted and effective January 1, 1998 [Exhibit 10.9 to 10-K for year ended December 31, 1998]

10.2.a	* **	Amendment 1 to Granite Construction Incorporated Key Management Deferred Incentive Compensation Plan dated April 23, 1999 [Exhibit 10.7.a to 10-K for year ended December 31, 1999]

10.2.b	* **	Amendment 2 to Granite Construction Incorporated Key Management Deferred Incentive Compensation Plan dated November 1, 2001 [Exhibit 10.9.b to 10-K for year ended December 31, 2001]

Exhibit
No.		Exhibit Description

10.3	*	Granite Construction Incorporated 1999 Equity Incentive Plan as Amended and Restated through September 25, 2003 [Exhibit 10.1 to 10-Q for quarter ended September 30, 2003]

10.4	*	Credit Agreement dated and effective June 29, 2001 [Exhibit 10.1 to 10-Q for quarter ended June 30, 2001]

10.5	*	Continuing Guaranty Agreement from the Subsidiaries of Granite Construction Incorporated as Guarantors of financial accommodations pursuant to the terms of the Credit Agreement dated June 29, 200l [Exhibit 10.2 to 10-Q for quarter ended June 30, 2001]

10.6	*	Credit Agreement dated and effective June 27, 2003 [Exhibit 10.1 to 10-Q for quarter ended June 30, 2003]

10.7	*	Continuing Guaranty Agreement from the Subsidiaries of Granite Construction Incorporated as Guarantors of financial accommodations pursuant to the terms of the Credit Agreement dated June 27, 2003 [Exhibit 10.2 to 10-Q for quarter ended June 30, 2003]

10.8	*	Note Purchase Agreement between Granite Construction Incorporated and certain purchasers dated May 1, 2001 [Exhibit 10.3 to 10-Q for quarter ended June 30, 2001]

10.8.a	*	First Amendment to Note Purchase Agreement between Granite Construction Incorporated and certain purchasers dated June 15, 2003 [Exhibit 10.4 to 10-Q for quarter ended June 30, 2003]

10.9	*	Amendment to and Restated Note Purchase Agreement between Granite Construction Incorporated and certain purchasers dated November 1, 2001 [Exhibit 10.12 to 10-K for year ended December 31, 2001]

10.9.a	*	First Amendment to Amended and Restated Note Purchase Agreement between Granite Construction Incorporated and certain purchasers dated June 15, 2003 [Exhibit 10.3 to 10-Q for quarter ended June 30, 2003]

10.10	*	Subsidiary Guaranty Agreement from the Subsidiaries of Granite Construction Incorporated as Guarantors of the Guaranty of Notes and Note Agreement and the Guaranty of Payment and Performance dated May 1, 2001 [Exhibit 10.4 to 10-Q for quarter ended June 30, 2001]

10.11	*	Subsidiary Guaranty Supplement from the Subsidiaries of Granite Construction Incorporated as Guarantors of the Guaranty of Notes and Note Agreement and the Guaranty of Payment and Performance dated November 15, 2001 [Exhibit 10.13.a to 10-K for year ended December 31, 2001]

10.12	*	International Swap Dealers Association, Inc. Master Agreement between BNP Paribas and Granite Construction Incorporated dated as of February 10, 2003 [Exhibit 10.5 to 10-Q for quarter ended June 30, 2003]

10.13	*** **	Form of Amended and Restated Director and Officer Indemnification Agreement

10.14	†	Employment Agreement for William G. Dorey, dated April 20, 1990

10.14.a	†	Assignment and Amendment to Employment Agreement for William G. Dorey, dated February 1, 1997

10.15	†	Employment Agreement for Mark E. Boitano, dated April 20, 1990

10.15.a	†	Assignment and Amendment to Employment Agreement for Mark E. Boitano, dated February 1, 1997

Exhibit
No.		Exhibit Description

10.16	†	Employment Agreement for William E. Barton, dated April 20, 1990

10.16.a	†	Assignment and Amendment to Employment Agreement for William E. Barton, dated February 1, 1997

10.17	†	Employment Agreement for Patrick M. Costanzo, dated April 20, 1990

10.17.a	†	Assignment and Amendment to Employment Agreement for Patrick M. Costanzo, dated February 1, 1997

10.18	†	Employment Agreement for James H. Roberts, dated March 18, 1999

21	***	List of Subsidiaries of Granite Construction Incorporated [Exhibit 21.1 to 10-K for year ended December 31, 2001]

23	†	Consent of PricewaterhouseCoopers, LLP

31.1	†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

**	Compensatory plan or management contract

***	Previously filed

†	Filed herewith

††	Furnished herewith