Form 10-K/A
period 2004-12-31
GRANITE CONSTRUCTION INC
filed 2005-05-18
CIK 861459

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
EXHIBIT 10.14
EXHIBIT 10.15
EXHIBIT 10.17

EXPLANATORY NOTE

     This Form 10-K/A is being filed solely to delete the words “Chief Financial Officer” in the first sentence of Section 2 on the employment agreements for William G. Dorey, Mark E. Boitano and Patrick M. Costanzo which agreements, along with employment agreements for William E. Barton and James H. Roberts, were added through the 10-K amendment filed on May 12, 2005 to the exhibits and the Exhibit Index in Granite’s Annual Report on Form 10-K for the year ended December 31, 2004.

     No other changes are being made by means of this filing.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED
May 18, 2005	By:	/s/ William E. Barton
William E. Barton
Senior Vice President and Chief Financial Officer

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibit
No.		Exhibit Description

3.1	*	Certificate of Incorporation of Granite Construction Incorporated [Registration Statement on Form S-1, File No. 33-33795]

3.1.a	*	Amendment to the Certificate of Incorporation of Granite Construction Incorporated [Exhibit 3.1.a to 10-K for year ended December 31, 1998]

3.1.b	*	Amendment to Certificate of Incorporation of Granite Construction Incorporated [Exhibit 3.1.b to 10-K for year ended December 31, 2000]

3.1.c	*	Certificate of Correction of Certificate of Incorporation of Granite Construction Incorporated effective January 31, 2001 [Exhibit 3.1.c to 10-K for year ended December 31, 2000]

3.1.d	*	Certificate of Correction of Certificate of Incorporation of Granite Construction Incorporated filed May 22, 1998, effective January 31, 2001 [Exhibit 3.1.d to 10-K for year ended December 31, 2000]

3.1.e	*	Certificate of Correction of Certificate of Incorporation of Granite Construction Incorporated filed May 23, 2000, effective January 31, 2001 [Exhibit 3.1.e to 10-K for year ended December 31, 2000]

3.1.f	*	Amendment to the Certificate of Incorporation of Granite Construction Incorporated effective May 25, 2001 [Exhibit 3.1 to 10-Q for quarter ended June 30, 2001]

3.1.g	*	Certificate of Incorporation of Granite Construction Incorporated as Amended effective May 25, 2001 [Exhibit 3.1.a to 10-Q for quarter ended June 30, 2001]

3.2	*	Bylaws of Granite Construction Incorporated, as amended and restated effective February 27, 1991 [Exhibit 3.2 to 10-K for year ended December 31, 1991]

10.1	* **	Amendment to and Restatement of the Granite Construction Incorporated Key Management Deferred Compensation Plan adopted and effective January 1, 1998 [Exhibit 10.8 to 10-K for year ended December 31, 1998]

10.1.a	* **	Amendment 1 to Granite Construction Incorporated Key Management Deferred Compensation Plan dated April 23, 1999 [Exhibit 10.6.a to 10-K for year ended December 31, 1999]

10.1.b	* **	Amendment 2 to Granite Construction Incorporated Key Management Deferred Compensation Plan dated March 24, 2003 [Exhibit 10.1 to 10-Q for quarter ended March 31, 2003]

10.2	* **	Amendment to and Restatement of the Granite Construction Incorporated Key Management Deferred Incentive Compensation Plan adopted and effective January 1, 1998 [Exhibit 10.9 to 10-K for year ended December 31, 1998]

10.2.a	* **	Amendment 1 to Granite Construction Incorporated Key Management Deferred Incentive Compensation Plan dated April 23, 1999 [Exhibit 10.7.a to 10-K for year ended December 31, 1999]

10.2.b	* **	Amendment 2 to Granite Construction Incorporated Key Management Deferred Incentive Compensation Plan dated November 1, 2001 [Exhibit 10.9.b to 10-K for year ended December 31, 2001]

Exhibit
No.		Exhibit Description

10.3	*	Granite Construction Incorporated 1999 Equity Incentive Plan as Amended and Restated through September 25, 2003 [Exhibit 10.1 to 10-Q for quarter ended September 30, 2003]

10.4	*	Credit Agreement dated and effective June 29, 2001 [Exhibit 10.1 to 10-Q for quarter ended June 30, 2001]

10.5	*	Continuing Guaranty Agreement from the Subsidiaries of Granite Construction Incorporated as Guarantors of financial accommodations pursuant to the terms of the Credit Agreement dated June 29, 200l [Exhibit 10.2 to 10-Q for quarter ended June 30, 2001]

10.6	*	Credit Agreement dated and effective June 27, 2003 [Exhibit 10.1 to 10-Q for quarter ended June 30, 2003]

10.7	*	Continuing Guaranty Agreement from the Subsidiaries of Granite Construction Incorporated as Guarantors of financial accommodations pursuant to the terms of the Credit Agreement dated June 27, 2003 [Exhibit 10.2 to 10-Q for quarter ended June 30, 2003]

10.8	*	Note Purchase Agreement between Granite Construction Incorporated and certain purchasers dated May 1, 2001 [Exhibit 10.3 to 10-Q for quarter ended June 30, 2001]

10.8.a	*	First Amendment to Note Purchase Agreement between Granite Construction Incorporated and certain purchasers dated June 15, 2003 [Exhibit 10.4 to 10-Q for quarter ended June 30, 2003]

10.9	*	Amendment to and Restated Note Purchase Agreement between Granite Construction Incorporated and certain purchasers dated November 1, 2001 [Exhibit 10.12 to 10-K for year ended December 31, 2001]

10.9.a	*	First Amendment to Amended and Restated Note Purchase Agreement between Granite Construction Incorporated and certain purchasers dated June 15, 2003 [Exhibit 10.3 to 10-Q for quarter ended June 30, 2003]

10.10	*	Subsidiary Guaranty Agreement from the Subsidiaries of Granite Construction Incorporated as Guarantors of the Guaranty of Notes and Note Agreement and the Guaranty of Payment and Performance dated May 1, 2001 [Exhibit 10.4 to 10-Q for quarter ended June 30, 2001]

10.11	*	Subsidiary Guaranty Supplement from the Subsidiaries of Granite Construction Incorporated as Guarantors of the Guaranty of Notes and Note Agreement and the Guaranty of Payment and Performance dated November 15, 2001 [Exhibit 10.13.a to 10-K for year ended December 31, 2001]

10.12	*	International Swap Dealers Association, Inc. Master Agreement between BNP Paribas and Granite Construction Incorporated dated as of February 10, 2003 [Exhibit 10.5 to 10-Q for quarter ended June 30, 2003]

10.13	*** **	Form of Amended and Restated Director and Officer Indemnification Agreement

10.14	† **	Employment Agreement for William G. Dorey, dated April 20, 1990

10.14.a	*** **	Assignment and Amendment to Employment Agreement for William G. Dorey, dated February 1, 1997

10.15	† **	Employment Agreement for Mark E. Boitano, dated April 20, 1990

10.15.a	*** **	Assignment and Amendment to Employment Agreement for Mark E. Boitano, dated February 1, 1997

Exhibit
No.		Exhibit Description

10.16	*** **	Employment Agreement for William E. Barton, dated April 20, 1990

10.16.a	*** **	Assignment and Amendment to Employment Agreement for William E. Barton, dated February 1, 1997

10.17	† **	Employment Agreement for Patrick M. Costanzo, dated April 20, 1990

10.17.a	*** **	Assignment and Amendment to Employment Agreement for Patrick M. Costanzo, dated February 1, 1997

10.18	*** **	Employment Agreement for James H. Roberts, dated March 18, 1999

21	***	List of Subsidiaries of Granite Construction Incorporated [Exhibit 21.1 to 10-K for year ended December 31, 2001]

23	***	Consent of PricewaterhouseCoopers, LLP

31.1	***	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	***	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	***	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

**	Compensatory plan or management contract

***	Previously filed or furnished

†	Filed herewith

††	Furnished herewith