Form 10-Q
period 2005-06-30
GRANITE CONSTRUCTION INC
filed 2005-08-01
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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
Yes ☑ No ☐
Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of
July 28, 2005.

Class	Outstanding

Common Stock, $0.01 par value	41,713,343 shares

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)
Granite Construction Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – in thousands, except shares and per share data)

	June 30,	December 31,	June 30,
	2005	2004	2004

Assets
Current assets
Cash and cash equivalents	$116,988	$161,627	$112,555
Short-term marketable securities	60,751	102,237	62,535
Accounts receivable, net	498,892	357,842	389,479
Costs and estimated earnings in excess of billings	51,233	54,384	55,682
Inventories	34,377	31,711	33,222
Deferred income taxes	20,947	21,012	22,144
Equity in construction joint ventures	21,167	20,895	19,901
Other current assets	62,176	75,630	45,601

Total current assets	866,531	825,338	741,119
Property and equipment, net	397,476	376,197	356,377
Long-term marketable securities	23,718	13,828	32,949
Investments in affiliates	10,844	10,725	12,974
Other assets	49,306	51,866	47,091

Total assets	$1,347,875	$1,277,954	$1,190,510

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$22,639	$15,861	$10,482
Accounts payable	256,888	191,782	213,989
Billings in excess of costs and estimated earnings	148,161	144,401	128,257
Accrued expenses and other current liabilities	125,926	117,367	99,659

Total current liabilities	553,614	469,411	452,387
Long-term debt	130,427	148,503	131,592
Other long-term liabilities	43,044	40,641	33,118
Deferred income taxes	44,135	44,135	45,775
Commitments and contingencies
Minority interest in consolidated subsidiaries	27,520	24,790	25,905
Shareholders’ equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 41,714,138 shares as of June 30, 2005, 41,612,319 shares as of December 31, 2004 and 41,609,521 as of June 30, 2004	417	416	416
Additional paid-in capital	79,603	76,766	75,812
Unearned compensation	(13,380)	(10,818)	(13,747)
Retained earnings	480,979	482,635	438,648
Accumulated other comprehensive income	1,516	1,475	604

Total shareholders’ equity	549,135	550,474	501,733

Total liabilities and shareholders’ equity	$1,347,875	$1,277,954	$1,190,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue
Construction	$592,128	$487,718	$966,841	$785,070
Material sales	84,576	71,036	130,797	110,702

Total revenue	676,704	558,754	1,097,638	895,772

Cost of revenue
Construction	534,431	443,079	888,812	734,549
Material sales	65,566	55,931	105,179	90,795

Total cost of revenue	599,997	499,010	993,991	825,344

Gross profit	76,707	59,744	103,647	70,428
General and administrative expenses	40,606	35,914	79,476	72,458
Provision for legal judgment	9,300	—	9,300	—
Gain on sales of property and equipment	2,189	1,109	2,215	14,439

Operating income	28,990	24,939	17,086	12,409

Other income (expense)
Interest income	1,968	1,317	4,127	2,715
Interest expense	(1,636)	(1,859)	(3,667)	(3,599)
Equity in (loss) income of affiliates	(17)	2,766	(77)	2,873
Other, net	(651)	(7)	(724)	95

Total other income (expense)	(336)	2,217	(341)	2,084

Income before provision for income taxes and minority interest	28,654	27,156	16,745	14,493
Provision for income taxes	8,220	9,239	4,528	4,855

Income before minority interest	20,434	17,917	12,217	9,638
Minority interest in consolidated subsidiaries	(5,480)	(4,111)	(5,530)	(4,941)

Net income	$14,954	$13,806	$6,687	$4,697

Net income per share
Basic	$0.37	$0.34	$0.16	$0.12
Diluted	$0.36	$0.34	$0.16	$0.11

Weighted average shares of common stock
Basic	40,638	40,417	40,562	40,341
Diluted	41,212	41,018	41,118	40,919

Dividends per share	$0.10	$0.10	$0.20	$0.20
The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — in thousands)

Six Months Ended June 30,	2005	2004

Operating Activities
Net income	$6,687	$4,697
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	31,142	30,618
Gain on sales of property and equipment	(2,215)	(14,439)
Change in deferred income taxes	80	1,478
Amortization of unearned compensation	2,867	2,010
Common stock contributed to ESOP	1,994	3,989
Minority interest in consolidated subsidiaries	5,530	4,941
Equity in loss (income) of affiliates	77	(2,873)
Changes in assets and liabilities, net of the effects of initial FIN 46 consolidations:
Accounts receivable	(138,585)	(59,339)
Inventories	(2,666)	(3,344)
Equity in construction joint ventures	(272)	786
Other assets	16,001	7,844
Accounts payable	65,106	61,014
Billings in excess of costs and estimated earnings, net	6,911	(42,478)
Accrued expenses and other liabilities	8,491	(9,915)

Net cash provided by (used in) operating activities	1,148	(15,011)

Investing Activities
Purchases of marketable securities	(25,130)	(46,160)
Maturities of marketable securities	56,414	81,242
Additions to property and equipment	(53,688)	(37,525)
Proceeds from sales of property and equipment	3,706	9,191
(Contributions to) distributions from affiliates, net	(196)	8,193
Acquisition of minority interest	—	(9,219)

Net cash (used in) provided by investing activities	(18,894)	5,722

Financing Activities
Additions to long-term debt	26,585	22,908
Repayments of long-term debt	(40,220)	(22,587)
Dividends paid	(8,333)	(8,313)
Repurchases of common stock	(4,702)	(6,260)
Contributions from minority partners	804	5,093
Distributions to minority partners	(1,210)	(8,904)
Other financing activities	183	274

Net cash used in financing activities	(26,893)	(17,789)

Decrease in cash and cash equivalents	(44,639)	(27,078)
Cash and cash equivalents added in initial FIN 46 consolidations	—	69,714
Cash and cash equivalents at beginning of period	161,627	69,919

Cash and cash equivalents at end of period	$116,988	$112,555

Supplementary Information
Cash paid during the period for:
Interest	$3,728	$3,773
Income taxes	3,664	3,093
Non-cash investing and financing activity:
Restricted stock issued for services	5,363	4,234
Dividends accrued but not paid	4,171	4,161
Financed acquisition of long-term asset	2,337	6,863
Notes received from sale of assets	—	8,893
Undisbursed escrow funds	2,500	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation:
The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we”, “us”, “our” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2005 and 2004 and the results of our operations and cash flows for the periods presented. The December 31, 2004 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Interim results are subject to significant seasonal variations and the results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.
2.	Recently Issued Accounting Pronouncements:
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123-R”), which is a revision of SFAS 123. SFAS 123-R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach to accounting for share-based payments in SFAS 123-R is similar to the approach described in SFAS 123. However, SFAS 123-R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS 123-R is effective for Granite beginning in fiscal year 2006. On March 29, 2005 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides the SEC Staff’s views regarding interactions between SFAS 123-R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. We are currently reviewing the impact of implementing SFAS 123-R and SAB 107 on our consolidated financial statements.
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This Interpretation is effective for fiscal years ending after December 15, 2005. Accordingly, we are required to adopt FIN 47 in our fiscal year ended December 31, 2005. We are currently reviewing the impact of implementing FIN 47 on our consolidated financial statements.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3.	Change in Accounting Estimate:
The following table indicates the net reduction in gross profit from changes in our estimate of the cost to complete certain Heavy Construction Division projects:

Heavy Construction Division Change in	Three Months Ended		Six Months Ended
Accounting Estimate	June 30,		June 30,
	2005	2004	2005	2004

Net reduction in gross profit (in millions)	$11.0	$5.4	$22.5	$25.4
Number of projects with significant estimate changes	5	1	8	8
Range of impact from each project (in millions)	$1.0 - $3.0	$5.4	$1.2 - $6.8	$0.5 - $8.0
These forecast adjustments were made in response to unanticipated changes in project conditions occurring during the periods when recorded and were due to a variety of factors, including liquidated damages, recognition of costs associated with owner directed added scope changes, site conditions that differed from our expectations, design issues on design/build projects, subcontractor performance issues, increased overhead due to owner and weather delays and changes in productivity expectations. At June 30, 2005, three of the five projects adjusted in the quarter were greater than 90% complete, one was approximately 76% complete and the remaining project was approximately 36% complete; one of the projects was a joint venture for which we are not the sponsoring partner. We believe we have entitlement to additional compensation related to some of these changes and are actively pursuing these issues with the contract owners. However, the amount and timing of any future recovery is highly uncertain and under our accounting policies we do not recognize revenue from contract changes until we have a signed change order or executed claim settlement. We believe that our current estimates of the gross profit for each of these projects are achievable. However, it is possible that the actual cost to complete will vary from our current estimate and any future estimate changes could be significant.
Additionally, during the three months ended March 31, 2005, our Branch Division recognized a reduction of gross profit of approximately $2.5 million, due to a change in our estimate of project profitability related to certain unresolved and disputed issues on one project.
4.	Inventories:
Inventories consist primarily of quarry products valued at the lower of average cost or market.
5.	Property and Equipment:

	June 30,	December 31,	June 30,
(in thousands)	2005	2004	2004

Land	$55,191	$53,974	$52,801
Quarry property	101,449	101,545	73,749
Buildings and leasehold improvements	76,692	78,350	77,399
Equipment and vehicles	739,978	700,290	698,505
Office furniture and equipment	18,780	17,478	15,107

	992,090	951,637	917,561
Less: accumulated depreciation, depletion and amortization	594,614	575,440	561,184

	$397,476	$376,197	$356,377

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.	Intangible Assets:
The following table indicates the allocation of goodwill by reportable segment which is included in other assets on our condensed consolidated balance sheets:

	June 30,	December 31,	June 30,
(in thousands)	2005	2004	2004

Goodwill by segment:
Heavy Construction Division	$18,011	$18,011	$18,011
Branch Division	9,900	9,900	4,089

Total Goodwill	$27,911	$27,911	$22,100

The following intangible assets are included in other assets on our condensed consolidated balance sheets:

	June 30, 2005
	Gross	Accumulated	Net
(in thousands)	Value	Amortization	Value

Amortized intangible assets:
Covenants not to compete	$1,139	$(894)	$245
Permits	2,000	(561)	1,439
Trade names	1,425	(463)	962
Other	200	(178)	22

Total amortized intangible assets	$4,764	$(2,096)	$2,668

	December 31, 2004
	Gross	Accumulated	Net
(in thousands)	Value	Amortization	Value

Amortized intangible assets:
Covenants not to compete	$1,139	$(781)	$358
Permits	2,000	(494)	1,506
Trade names	1,425	(361)	1,064
Other	622	(580)	42

Total amortized intangible assets	$5,186	$(2,216)	$2,970

	June 30, 2004
	Gross	Accumulated	Net
(in thousands)	Value	Amortization	Value

Amortized intangible assets:
Covenants not to compete	$1,124	$(669)	$455
Permits	2,000	(428)	1,572
Trade names	1,425	(259)	1,166
Other	622	(229)	393

Total amortized intangible assets	$5,171	$(1,585)	$3,586

Amortization expense related to intangible assets was approximately $151,000 and $302,000 for the three and six months ended June 30, 2005, respectively, and approximately $151,000 and $296,000 for the three and six months ended June 30, 2004. Amortization expense expected to be recorded in the future is as follows: $303,000 for the balance of 2005, $444,000 in 2006, $350,000 in 2007, $338,000 in 2008, $262,000 in 2009 and $971,000 thereafter.

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
We have determined that certain of these joint ventures are variable interest entities as defined by FIN 46. Accordingly, we have consolidated those joint ventures where we have determined that we are the primary beneficiary prospectively beginning January 1, 2004. The joint ventures we have consolidated are engaged in construction projects with total contract values ranging from $14.6 million to $391.4 million. Our proportionate share of the consolidated joint ventures ranges from 52.0% to 70.0%.
Consistent with Emerging Issues Task Force Issue 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures,” we account for our share of the operations of construction joint ventures in which we have determined we are not the primary beneficiary on a pro rata basis in the consolidated statements of operations and as a single line item in the consolidated balance sheets. The joint ventures in which we hold a significant interest but are not the primary beneficiary are engaged in construction projects with total contract values ranging from $3.9 million to $261.0 million. Our proportionate share of these joint ventures ranges from 25% to 40%.
Circumstances that could lead to a loss under our joint venture arrangements beyond our proportionate share include a partner’s inability to contribute additional funds to the venture in the event the project incurs a loss, or additional costs that we could incur should a partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. At June 30, 2005, approximately $325.3 million of work representing our partners’ share of joint venture contracts in progress had yet to be completed.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.	Weighted Average Shares Outstanding:
A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income per share in the accompanying condensed consolidated statements of operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004

Weighted average shares outstanding
Weighted average common stock outstanding	41,712	41,604	41,653	41,544
Less: weighted average restricted stock outstanding	1,074	1,187	1,091	1,203

Total	40,638	40,417	40,562	40,341

Basic weighted average shares outstanding	40,638	40,417	40,562	40,341
Effect of dilutive securities:
Common stock options and units	63	52	62	53
Restricted stock	511	549	494	525

Total	41,212	41,018	41,118	40,919

Restricted stock representing approximately 189,000 shares and 417,000 shares for the three months ended June 30, 2005 and 2004, respectively, and approximately 94,000 shares and 321,000 shares for the six months ended June 30, 2005 and 2004, respectively, have been excluded from the calculation of diluted net income per share because their effects are anti-dilutive.
9.	Comprehensive Income:
The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004

Net income	$14,954	$13,806	$6,687	$4,697
Other comprehensive income:
Changes in net unrealized gains on investments	253	92	41	528

Total comprehensive income	$15,207	$13,898	$6,728	$5,225

10.	Provision for Income Taxes:
Our effective tax rate decreased to 28.7% and 27.0% for the three and six month periods ended June 30, 2005, respectively, from 34.0% and 33.5% for the corresponding periods in 2004, respectively, due primarily to a discrete period tax benefit of approximately $3.5 million related to the provision for a legal judgment recorded in the second quarter of 2005 (see Note 11) and an increase in our partners’ share of consolidated construction joint venture income. Generally, our construction joint ventures are not subject to income taxes on a stand-alone basis. Additionally, our effective tax rate for the 2005 periods reflect the estimated impact of a deduction based on income from qualified domestic production activities under the American Jobs Creation Act of 2004. We currently expect our effective tax rate for the year ending December 31, 2005 to be approximately 30.0%.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11.	Legal Proceedings:
Eldredge
A $9.3 million judgment was entered in June 2005 against our wholly owned subsidiary Granite Construction Company (“Granite”) by the District Court Clark County, Nevada in an action entitled Eldredge Vs. Las Vegas Valley Water District, Granite, et al. The civil lawsuit was initially brought by a former employee of Granite against the Las Vegas Water District in June 2000. The plaintiff subsequently filed an Amended Complaint on June 10, 2003, bringing Granite into the action and seeking compensation in addition to the worker’s compensation payments the employee previously accepted for injuries sustained when a trench excavation collapsed. The jury issued a verdict finding against Granite on two causes of action, assault and battery and intentional infliction of emotional distress. The damages awarded past and future lost wages, medical expenses and pain and suffering. Although no punitive damages were assessed, Granite’s insurance carrier has denied coverage for this judgment.
On June 23, 2005, Granite filed several post-trial motions seeking reconsideration by the trial court as well as a reduction in the amount of the judgment. We anticipate that these post-trial motions will be heard in September 2005. If we do not prevail in the post-trial motions, we fully intend to pursue an appeal. We anticipate that the appeal process will take between 12 and 18 months to complete. The judgment will accrue interest until it is satisfied. During the three months ended June 30, 2005, we recorded a provision of $9.3 million, which was estimated based on the amounts of the judgment described above.
After the verdict in Eldredge was issued, plaintiff filed a motion seeking monetary sanctions against Granite in the amount of $26.8 million (a multiple of the jury verdict) based on allegations that Granite and/or its trial counsel improperly withheld and/or attempted to influence testimony in respect to the case. Granite’s opposition and plaintiff’s reply have been filed with the Court. We believe that the plaintiff has failed to submit any meaningful proof to support these allegations, that the motion is without merit and that it is highly unlikely that the motion will be granted. We anticipate the motion will be heard in September 2005.
Wasatch Constructors
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
On May 27, 2005, the Court granted Wasatch Constructors’ motion to dismiss that part of the plaintiffs’ Fourth Amended Complaint, which alleged fraud on behalf of Wasatch Constructors with respect to charges to the Government for excess truck weight. The Court denied the motion to dismiss the remaining allegations of plaintiffs’ complaint. Wasatch Constructors has filed a Petition to Appeal with the United States Court of Appeals for the 10th Circuit as to the Court’s decision to deny the motion to dismiss the remaining allegations. In addition, Wasatch Constructors has filed with the Court a separate motion to dismiss the entire case.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Silica
Granite Construction Company is one of approximately one hundred defendants in six California State Court lawsuits filed in 2004 in Alameda and San Francisco Counties where six plaintiffs have, by way of various causes of action, including strict product and market share liability, alleged personal injuries caused by exposure to silica products and related materials during plaintiffs’ use or association with sand blasting or grinding concrete. The plaintiffs in each lawsuit have categorized the defendants as equipment defendants, respirator defendants, premises defendants and sand defendants. We have been identified as a sand defendant, meaning a party that manufactured, supplied or distributed silica-containing products. Our preliminary investigation revealed that we have not knowingly sold or distributed abrasive silica sand for sandblasting. We have been dismissed in five of these lawsuits and continue to evaluate our exposure on the remaining lawsuit. In addition, we recently have been apprised of ten new complaints brought by 11 individual plaintiffs and that are based on similar allegations of exposure to silica containing products being filed, but not served, against Granite and more than a hundred other defendants in California State Court. We are investigating the specific allegations against Granite for these ten new complaints.
Other
We are a party to a number of other legal proceedings arising in the normal course of business and believe that the nature and number of these proceedings are typical for a construction firm of our size and scope. Our litigation typically involves claims regarding public liability or contract related issues. While management currently believes, after consultation with counsel, that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations or cash flows, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations, cash flows and/or financial position for the period in which the ruling occurs.
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

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Branch Division operating income for the three and six months ended June 30, 2005 includes a $9.3 million provision for a legal judgment (see Note 11).
Summarized Segment Information (in thousands):

	Three Months Ended June 30,
	HCD	Branch	Total
2005
Revenue from external customers	$285,919	$390,785	$676,704
Inter-segment revenue transfer	(9,638)	9,638	—

Net revenue	276,281	400,423	676,704
Depreciation, depletion and amortization	3,792	10,839	14,631
Operating profit	8,000	30,546	38,546

2004
Revenue from external customers	$225,062	$333,692	$558,754
Inter-segment revenue transfer	(4,933)	4,933	—

Net revenue	220,129	338,625	558,754
Depreciation, depletion and amortization	3,257	10,582	13,839
Operating profit	10,329	23,667	33,996

	Six Months Ended June 30,
	HCD	Branch	Total

2005
Revenue from external customers	$495,516	$602,122	$1,097,638
Inter-segment revenue transfer	(17,279)	17,279	—

Net revenue	478,237	619,401	1,097,638
Depreciation, depletion and amortization	7,483	20,998	28,481
Operating profit	6,705	29,477	36,182
Property and equipment	51,289	309,690	360,979

2004
Revenue from external customers	$400,499	$495,273	$895,772
Inter-segment revenue transfer	(10,290)	10,290	—

Net revenue	390,209	505,563	895,772
Depreciation, depletion and amortization	6,836	21,414	28,250
Operating (loss) profit	(1,010)	18,041	17,031
Property and equipment	48,959	279,049	328,008

Reconciliation of Segment Operating Profit to Consolidated Totals (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Total operating profit for reportable segments	$38,546	$33,996	$36,182	$17,031
Gain on sales of property and equipment	2,189	1,109	2,215	14,439
Other income (expense), net	(336)	2,217	(341)	2,084
Unallocated other corporate expense, net	(11,745)	(10,166)	(21,311)	(19,061)

Income before provision for income taxes and minority interest	$28,654	$27,156	$16,745	$14,493

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13.	Line of Credit:
On June 24, 2005, we entered into an agreement for a $150.0 million bank revolving line of credit, which replaced the $100.0 million line of credit we entered into in June 2003. The new revolving line of credit allows for unsecured borrowings for up to five years through June 24, 2010, with interest rate options. Interest on outstanding borrowings under the revolving line of credit is at our choice of selected LIBOR rates plus a margin that is recalculated quarterly. The margin was 0.875% at June 30, 2005. The unused and available portion of this line of credit was $120.1 million at June 30, 2005. Restrictive covenants under the terms of our debt agreements require the maintenance of certain financial ratios and the maintenance of tangible net worth (as defined). We were in compliance with these covenants at June 30, 2005.
14.	Acquisition:
In April 2004, we purchased an additional 643,348 shares of Wilder common stock for a cash payment of $9.2 million. As a result of this transaction, our interest in Wilder increased from 60.3% to 75.0%. The acquisition was accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.”
15.	Sale of Assets:
In March 2004, we sold certain assets related to our ready-mix concrete business in Utah for cash of $10.0 million and promissory notes with an estimated fair value of $8.9 million which are payable in installments from 2005 through 2010, the first of which has been paid. The sale transaction resulted in the recognition of a gain of approximately $10.0 million, which is included in gain on sales of property and equipment for the six months ended June 30, 2004.
16.	Reclassifications:
Certain financial statement items have been reclassified to conform to the current period’s format. These reclassifications had no impact on previously reported results of operations, financial position or cash flows.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Disclosure
From time to time, Granite makes certain comments and disclosures in reports and statements, including in this Quarterly Report on Form 10-Q, or statements made by its officers or directors that are not based on historical facts and which may be forward-looking in nature. Under the Private Securities Litigation Reform Act of 1995, a “safe harbor” may be provided to us for certain of the forward-looking statements. We wish to caution readers that forward-looking statements are subject to risks regarding future events and future results of Granite that are based on current expectations, estimates, forecasts, and projections as well as the beliefs and assumptions of Granite’s management. Words such as “outlook,” “believes,” “expects,” “appears,” “may,” “will,” “should,” “anticipates” or the negative thereof or comparable terminology, are intended to identify such forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made and may in the future be made by or on behalf of Granite. These forward-looking statements are estimates reflecting the best judgment of management that rely on a number of assumptions concerning future events, many of which are outside of our control, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those more specifically described in our Annual Report on Form 10-K under “Item 1. Business” under the heading “Risk Factors.” Granite undertakes no obligation to publicly revise or update any forward-looking statements for any reason. As a result, the reader is cautioned not to rely on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.
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
Results of Operations

Comparative Financial Summary	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004

Revenue	$676,704	$558,754	$1,097,638	$895,772
Gross profit	76,707	59,744	103,647	70,428
General and administrative expenses	40,606	35,914	79,476	72,458
Provision for legal judgment	9,300	—	9,300	—
Gain on sales of property and equipment	2,189	1,109	2,215	14,439
Operating income	28,990	24,939	17,086	12,409
Net income	14,954	13,806	6,687	4,697

Our results of operations for the three months and six months ended June 30, 2005 reflect improved results from our operating divisions compared with the corresponding periods in 2004, particularly in our Branch Division which realized higher revenue and gross margins on construction projects and on the sales of construction materials. These improvements were partially offset by additional costs recorded due to changes in the estimates of the cost to complete certain projects and the recognition of a provision related to an unfavorable legal judgment.

	Three Months Ended June 30,				Six Months Ended June 30,
Total Revenue	2005		2004		2005		2004
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Revenue by Division:
Branch Division	$400,423	59.2%	$338,625	60.6%	$619,401	56.4%	$505,563	56.4%
Heavy Construction Division	276,281	40.8%	220,129	39.4%	478,237	43.6%	390,209	43.6%

	$676,704	100.0%	$558,754	100.0%	$1,097,638	100.0%	$895,772	100.0%

	Three Months Ended June 30,				Six Months Ended June 30,
Branch Division Revenue	2005		2004		2005		2004
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Geographic area:
California	$211,938	52.9%	$188,750	55.7%	$327,858	52.9%	$303,063	59.9%
West (excluding California)	188,485	47.1%	149,875	44.3%	291,543	47.1%	202,500	40.1%

	$400,423	100.0%	$338,625	100.0%	$619,401	100.0%	$505,563	100.0%

Market Sector:
Federal agencies	$19,551	4.9%	$34,295	10.1%	$26,489	4.3%	$42,482	8.4%
State agencies	90,298	22.6%	90,854	26.8%	133,590	21.6%	131,793	26.1%
Local public agencies	88,932	22.1%	78,635	23.3%	146,976	23.7%	117,528	23.2%

Total public sector	198,781	49.6%	203,784	60.2%	307,055	49.6%	291,803	57.7%

Private sector	117,131	29.3%	64,080	18.9%	181,700	29.3%	103,819	20.5%
Material sales	84,511	21.1%	70,761	20.9%	130,646	21.1%	109,941	21.8%

	$400,423	100.0%	$338,625	100.0%	$619,401	100.0%	$505,563	100.0%

Branch Division Revenue: Revenue from our Branch Division for the three and six month periods ended June 30, 2005 increased over the corresponding 2004 periods by $61.8 million, or 18.2%, and $113.8 million, or 22.5%, respectively. The higher revenue reflects increases in private sector construction revenue and sales of construction materials as a result of the increase in demand created by the continuing strong housing market, particularly in the Central Valley of California (from Sacramento to Bakersfield) and in Northern Nevada.

	Three Months Ended June 30,				Six Months Ended June 30,
HCD Revenue	2005		2004		2005		2004
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Geographic area:
California	$47,511	17.2%	$—	—	$72,173	15.1%	$4	—
West (excluding California)	20,362	7.4%	23,838	10.8%	36,415	7.6%	45,666	11.7%
Midwest	28,457	10.3%	17,457	7.9%	36,458	7.6%	36,108	9.3%
New York	65,963	23.9%	78,996	35.9%	122,613	25.6%	129,723	33.2%
Northeast (excluding New York)	11,737	4.2%	1,234	0.6%	18,824	3.9%	3,822	1.0%
South	102,251	37.0%	98,604	44.8%	191,754	40.2%	174,886	44.8%

	$276,281	100.0%	$220,129	100.0%	$478,237	100.0%	$390,209	100.0%

Market sector:
Federal agencies	$4,977	1.8%	$3,506	1.6%	$7,340	1.5%	$7,623	2.0%
State agencies	111,708	40.4%	110,948	50.4%	195,873	41.0%	196,504	50.4%
Local public agencies	151,043	54.7%	92,959	42.2%	259,549	54.3%	162,270	41.5%

Total public sector	267,728	96.9%	207,413	94.2%	462,762	96.8%	366,397	93.9%

Private sector	8,489	3.1%	12,441	5.7%	15,325	3.2%	23,051	5.9%
Material sales	64	—	275	0.1%	150	—	761	0.2%

	$276,281	100.0%	$220,129	100.0%	$478,237	100.0%	$390,209	100.0%

HCD Revenue: Revenue from our Heavy Construction Division for the three months and six months ended June 30, 2005 increased over the corresponding 2004 periods by $56.2 million, or 25.5%, and $88.0 million, or 22.6%, respectively, due primarily to the increase in volume from a higher backlog at the beginning of the respective periods. Approximately $24.5 million of the growth in HCD revenue for the three and six month periods ended June 30, 2005 represented revenue related to our minority partners’ share of work in our consolidated construction joint ventures.

	June 30,		March 31,		June 30,
Total Backlog	2005		2005		2004
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Backlog by Division:
Heavy Construction Division	$1,852,445	74.1%	$2,031,256	77.7%	$1,378,110	67.6%
Branch Division	647,862	25.9%	582,774	22.3%	660,059	32.4%

	$2,500,307	100.0%	$2,614,030	100.0%	$2,038,169	100.0%

	June 30,		March 31,		June 30,
HCD Backlog	2005		2005		2004
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Geographic area:
California	$274,780	14.8%	$321,292	15.8%	$1,058	0.1%
West (excluding California)	34,773	1.9%	54,600	2.7%	104,500	7.6%
Midwest	85,915	4.6%	112,437	5.5%	32,507	2.4%
New York	513,070	27.7%	510,900	25.2%	546,765	39.7%
Northeast (excluding New York)	123,653	6.7%	120,830	5.9%	135,958	9.9%
South	820,254	44.3%	911,197	44.9%	557,322	40.3%

	$1,852,445	100.0%	$2,031,256	100.0%	$1,378,110	100.0%

Market sector:
Federal agencies	$70,184	3.8%	$73,677	3.6%	$46,114	3.3%
State agencies	758,549	40.9%	826,164	40.7%	512,252	37.2%
Local public agencies	952,686	51.5%	1,072,517	52.8%	732,052	53.1%

Total public sector	1,781,419	96.2%	1,972,358	97.1%	1,290,418	93.6%

Private sector	71,026	3.8%	58,898	2.9%	87,692	6.4%

	$1,852,445	100.0%	$2,031,256	100.0%	$1,378,110	100.0%

HCD Backlog: Heavy Construction Division backlog of $1.9 billion at June 30, 2005 was $178.8 million, or 8.8%, lower than at March 31, 2005, and $474.3 million, or 34.4%, higher than at June 30, 2004. Approximately $153.0 million of the growth in HCD backlog from June 30, 2004 to June 30, 2005 represented an increase in our minority partners’ share of consolidated joint venture backlog. Additions to HCD backlog in the current quarter included a $44.9 million site preparation project in New York.

	June 30,		March 31,		June 30,
Branch Division Backlog	2005		2005		2004
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Geographic Area:
California	$302,003	46.6%	$287,060	49.3%	$321,864	48.8%
West (excluding California)	345,859	53.4%	295,714	50.7%	338,195	51.2%

	$647,862	100.0%	$582,774	100.0%	$660,059	100.0%

Market Sector:
Federal agencies	$29,181	4.5%	$26,956	4.6%	$67,270	10.2%
State agencies	236,475	36.5%	189,268	32.5%	198,990	30.1%
Local public agencies	203,717	31.4%	170,120	29.2%	270,345	41.0%

Total public sector	469,373	72.4%	386,344	66.3%	536,605	81.3%

Private sector	178,489	27.6%	196,430	33.7%	123,454	18.7%

	$647,862	100.0%	$582,774	100.0%	$660,059	100.0%

Branch Division Backlog: Branch Division backlog of $647.9 million at June 30, 2005 was $65.1 million, or 11.2%, higher than at March 31, 2005 due primarily to increases in public sector awards, particularly from state and local government agencies in most of the states in which the Branch Division operates. The growth in state government agency backlog from March 31, 2005 to June 30, 2005 includes an increase of approximately $13.3 million from the state of California. A sizeable percentage of Branch Division anticipated contract revenue in any year is not reflected in our backlog due to the short duration of smaller Branch Division projects that are initiated and completed during each year.

Gross Profit	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004

Branch Division	$61,656	$41,774	$81,423	$55,931
Percent of division revenue	15.4%	12.3%	13.1%	11.1%
Heavy Construction Division	$15,212	$18,354	$22,308	$14,831
Percent of division revenue	5.5%	8.3%	4.7%	3.8%
Other	$(161)	$(384)	$(84)	$(334)

Total gross profit	$76,707	$59,744	$103,647	$70,428

Percent of total revenue	11.3%	10.7%	9.4%	7.9%

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
Branch Division gross profit as a percent of revenue for the three months and six months ended June 30, 2005 increased relative to the corresponding periods in 2004 due primarily to improved performance on construction projects and higher gross margin on the sales of construction materials due to higher unit selling prices. On a year-to-date basis, Branch Division gross profit was negatively impacted by approximately $2.5 million related to the estimated impact of certain unresolved and disputed issues on one project recorded in the first quarter of 2005. Branch Division gross profit in the first quarter 2004 includes costs of approximately $1.4 million associated with the closing of certain ready-mix concrete plants in preparation for their subsequent sale during that quarter (see Note 15 to the Condensed Consolidated Financial Statements).
HCD gross profit as a percent of revenue was lower in the second quarter of 2005 compared to the second quarter of 2004 due primarily to an increase in the net impact of downward contract estimate changes. In the second quarter of 2005 we recognized additional costs of approximately $11.0 million related to changes in estimates of costs to complete five of our HCD projects compared with approximately $5.4 million in such additional costs related to one of our HCD projects in the second quarter of 2004 (See Note 3 to the Condensed Consolidated Financial Statements). We believe we have entitlement to additional compensation related to some of these additional costs and are actively pursuing these claims with the contract owners. However, the amount and timing of any future recovery is highly uncertain.
Additionally, HCD gross profit as a percent of revenue was negatively impacted by a higher volume of work performed on jobs less than 25% complete, which rose to $49.4 and $80.1 million in the three and six months ended June 30, 2005, respectively, from $29.3 million and $50.4 million, respectively, in the corresponding periods in 2004. These reductions were partially offset by the impact of a large project reaching 25% complete during the quarter ended June 30, 2005
Cost of revenue consists of direct costs on contracts, including labor and materials, subcontractor costs, direct overhead costs and equipment expense (primarily depreciation, maintenance and repairs and fuel).

General and Administrative Expenses	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004

Salaries and related expenses	$22,129	$19,726	$46,705	$43,621
Incentive compensation, discretionary profit sharing and other variable compensation	4,920	4,142	7,317	5,709
Other general and administrative expenses	13,557	12,046	25,454	23,128

Total	$40,606	$35,914	$79,476	$72,458

Percent of revenue	6.0%	6.4%	7.2%	8.1%

General and Administrative Expenses: Salaries and related expenses in the three months and six months ended June 30, 2005 increased $1.7 million, or 8.5%, and $3.2 million, or 7.5%, over the comparable periods in 2004 due primarily to a combination of increased headcount, higher payroll related benefits and normal salary increases. Incentive compensation, discretionary profit sharing and other variable compensation increased in the three months and six months ended June 30, 2005 compared with the corresponding periods in 2004 due to higher profitability in the 2005 periods. Additionally, the six month period ended June 30, 2004 included significant forfeitures of unvested restricted stock which have the effect of reducing our expense in the period of forfeiture. Other general and administrative costs include information technology, occupancy, office equipment and supplies, depreciation, travel and entertainment, advertising and marketing, training and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses.

Provision for Legal Judgment	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004

Provision for legal judgment	$9,300	$—	$9,300	$—
Provision for Legal Judgment: In June 2005, we recorded a provision of $9.3 million related to an unfavorable judgment in a legal proceeding (see Note 11 to the Condensed Consolidated Financial Statements).

Gain on Sales of Property and Equipment	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004

Gain on sales of property and equipment	$2,189	$1,109	$2,215	$14,439
Gain on Sales of Property and Equipment: Gain on sales of property and equipment was significantly higher in the six months ended June 30, 2004 as compared with the six months ended June 30, 2005 primarily due to a gain of approximately $10.0 million recognized on the sale of certain assets related to our ready-mix concrete business in Utah in the first quarter of 2004.

Other Income (Expense)	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004

Interest income	$1,968	$1,317	$4,127	$2,715
Interest expense	(1,636)	(1,859)	(3,667)	(3,599)
Equity in (loss) income of affiliates	(17)	2,766	(77)	2,873
Other, net	(651)	(7)	(724)	95

Total	$(336)	$2,217	$(341)	$2,084

Other Income (Expense): Interest income increased in both the three months and six months ended June 30, 2005 as compared with the corresponding periods in 2004 due primarily to a higher average yield on our interest bearing investments. The decrease in equity in income (loss) of affiliates over the same periods was due to a $2.1 million gain related to the sale of certain assets by a partnership in which we hold a 9.0% interest in the second quarter of 2004.

Provision for Income Taxes	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004

Provision for income taxes	$8,220	$9,239	$4,528	$4,855
Effective tax rate	28.7%	34.0%	27.0%	33.5%
Provision for Income Taxes: Our effective tax rate decreased to 28.7% and 27.0% for the three and six month periods ended June 30, 2005, respectively, from 34.0% and 33.5% for the corresponding periods in 2004, respectively, due primarily to a discrete period tax benefit of approximately $3.5 million for a provision for a legal judgment recorded in the second quarter of 2005 (see Note 11 to the Condensed Consolidated Financial Statements) and an increase in our partners’ share of consolidated construction joint venture income. Generally, our construction joint ventures are not subject to income taxes on a stand-alone basis. Additionally, our effective tax rate for the 2005 periods reflect the estimated impact of a deduction based on income from qualified domestic production activities under the American Jobs Creation Act of 2004. We currently expect our effective tax rate for the year ending December 31, 2005 to be approximately 30.0%.
Outlook
We are encouraged by the strength in most of our markets and the growth opportunities for our business in both the private and public sectors. We continue to focus considerable effort on capturing higher margins and building our capacity throughout the Company to satisfy the demand for our services across the nation.
The outlook for public sector work in California has improved dramatically due to a significant increase in funding for the state’s transportation projects. In the fiscal year 2005-06, California’s transportation construction budget increased to $4.2 billion from less than $1.0 billion in the prior fiscal year. The current budget, beginning July 1, includes the reinstatement of Proposition 42 funding from gasoline sales tax proceeds, expected Indian gaming revenues and regular revenues from state and federal gas taxes and truck weight fees. This recent commitment to reinvest into California’s transportation program provides us with the first positive funding event we have experienced for this part of our business in over three years.
Key beneficiaries of the California transportation budget increases will be our eight California-based branches. In light of this positive news, our branches are concentrating significant effort on building capacity, in terms of people, equipment and construction materials. However, it is the capacity of the labor market for our industry nationwide and our ability to hire qualified workers that will be our biggest challenge. One key to our success is our ongoing commitment to investment in building the skills and capabilities of both new hires and our existing workforce by providing specialized in-house training programs.
In the private sector, demand for residential and commercial site development work continues to drive positive results for the Branch Division. Although some branches are experiencing stronger markets than others, all of our locations are very busy bidding and building work and we expect that this improved level of activity is sustainable at least through the end of our 2005 construction season. Wet weather this past winter and spring in the West affected the early start to our construction season in some areas and set the stage for a “compressed work season”. However, at this point in the year, the market demands in the private sector coupled with healthy public sector funding gives us reason to believe that operating income for the Branch Division will exceed that of 2004.
Our construction materials business remains strong. With third-party sales representing 21.1% of the Branch Division’s revenue for the first six months of 2005, the ownership of aggregate materials is both a valuable resource for our core construction business, as well as a strategic and profitable retail business. Over the next several years, we plan to increase our investment in our materials business. Our plan is to strategically invest in this business by acquiring additional aggregate reserves, “green fielding” new facilities and expanding our existing operations.
Our Heavy Construction Division is committed to its goal of increasing gross margin and operating income in 2005 over that of 2004. Although there are adequate bidding opportunities in all of our HCD Regions, we have been more selective this year and continue to focus our efforts on the successful execution of our existing backlog. In addition, with the long delay in passing a federal highway bill, it appears to us that more states are looking for alternative procurement and financing methods for their transportation programs. As a result, we have noticed a shift in the types of bidding opportunities available with fewer $50 to $100 million size projects (that are typically more dependent on federal funding) and more of the large projects in excess of $300 million that are structured with non-traditional procurement contracts such as design/build. Bidding opportunities for HCD over the next six to twelve months include several large highway, bridge and rail projects in Texas, the Southeast and New York totaling in excess of $6 billion.
As of July 29, 2005, the House and Senate have both passed the long awaited six-year federal transportation bill, sending it to the White House for signature where it is reported that President Bush will sign the bill. The Safe, Accountable, Flexible and Efficient Transportation Equity Act — A Legacy for Users (SAFETEA-LU) would provide $286.4 billion in transportation funding through Fiscal Year 2009 and achieves a 92% rate of return to donee states by fiscal year 2008. While we have not been materially impacted as a result of the lengthy impasse, we nevertheless are pleased to hear that the states will be able to retain their ability to establish long-term infrastructure building programs which will provide much needed visibility to our industry.
While we do have some exposure in areas of our business to price increases and availability of raw materials, we have not been materially impacted to date. We are subject to oil price volatility as it relates to our use of liquid asphalt in our production of asphaltic concrete and diesel fuel for our rolling stock equipment, as well as steel, cement and other commodities. We manage our exposure to these price changes by monitoring the escalation of these commodities and pricing them into our projects and contracts accordingly. Some of our contracts include clauses for liquid asphalt and fuel escalation and de-escalation that provide protection in the event that oil product prices change significantly. Although we are exposed to price spikes in projects that do not include such clauses, this potential impact can be reversed when prices come down. Some of our HCD projects are anticipating cement delivery delays but have not been materially impacted to date as a result.
Looking forward, we are very encouraged by the near-term opportunities we are witnessing in the Branch Division as well as the long-term prospects for HCD. We will continue to grow our capabilities and remain focused on the execution of our backlog to improve our financial performance in both of our operating divisions.
Liquidity and Capital Resources

	Six Months Ended June 30,
(in thousands)	2005	2004

Cash and cash equivalents	$116,988	$112,555
Net cash provided by (used in):
Operating activities	1,148	(15,011)
Investing activities	(18,894)	5,722
Financing activities	(26,893)	(17,789)
Capital expenditures	53,688	37,525
Working capital	312,917	288,732
Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. We expect the principal use of funds for the foreseeable future will be for capital expenditures, working capital, debt service, acquisitions and other investments. We have budgeted $93.2 million for capital expenditures in 2005, which includes amounts for construction equipment, aggregate and asphalt plants, buildings, leasehold improvements and the purchase of land and aggregate reserves.
Our cash and cash equivalents and short-term and long-term marketable securities totaled $201.5 million at June 30, 2005 and included $35.6 million of cash from our consolidated construction joint ventures. This joint venture cash is for the working capital needs of each joint venture’s project. The decision to distribute cash must generally be made jointly by all of the partners. We believe that our current cash and cash equivalents, short-term investments, cash generated from operations and amounts available under our existing credit facilities will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations through the next twelve months and beyond. If we experience a significant change in our business such as the execution of a significant acquisition, we would likely need to acquire additional sources of financing, which may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements.
Cash provided by operating activities of $1.1 million for the six months ended June 30, 2005 represents a $16.2 million increase from the amount used by operating activities during the same period in 2004. Contributing to this increase were higher net income from operating activities in the six months ended June 30, 2005, an increase in billings in excess of costs and estimated earnings and an increase in accounts payable and accrued expenses at June 30, 2005 compared with June 30, 2004. The increase in billings in excess of costs and estimated earnings was due primarily to cash timing differences on several large projects in the early stages of construction and the increase in accounts payable and accrued expenses was largely due to growth in costs related to revenue growth in the 2005 period. Partially offsetting these items was an increase in accounts receivable of $109.4 million from June 30, 2004 to June 30, 2005. Included in this increase is approximately $34.4 million related to an increase in accounts receivable from retention provisions in our contracts, which are generally due upon completion of the projects and acceptance by the project owner. The growth in retention receivable is largely due to an increase in the number of large HCD projects that were nearing completion at June 30, 2005 compared with June 30, 2004. The remaining increase is due primarily to higher revenue in the three months ended June 30, 2005 compared with the same period in 2004.
Cash used by investing activities of $18.9 million for the six months ended June 30, 2005 represents a $24.6 million decrease from the same period in 2004. The decrease was primarily due to an increase in planned purchases of construction and plant equipment to support growth in operations and the absence of cash received from the sale of certain assets by one of our equity method investments in the 2004 period. Additionally, cash flow during the six months ended June 30, 2004 included cash paid for the acquisition of additional interest in our majority-owned subsidiary, Wilder Construction Company.
Cash used by financing activities was $26.9 million for the six months ended June 30, 2005, a change of $9.1 million from the same period in 2004, which is primarily due to higher repayments of long term debt, partially offset by lower distributions to minority partners in our consolidated construction joint ventures.
Included in our other assets at June 30, 2005 is a receivable of approximately $3.5 million that we accepted as partial payment for work on a large private mass transit project which became operational in the latter half of 2004. The receivable is part of a series of bonds that formed the basis for the project owners’ funding for the entire project and is payable out of future fare revenues. In March 2005, one of the two services rating a series of these bonds reduced their rating to below investment grade. This change in rating is not specific to the particular bonds that we hold and we have no information that would indicate that our bond receivable is not collectible. We are closely monitoring factors that could impact our ability to collect this amount.
We had standby letters of credit totaling approximately $4.9 million outstanding at June 30, 2005, which expire between October of 2005 and March of 2006, but automatically renew unless canceled by the beneficiary. Additionally, we generally are required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At June 30, 2005, approximately $2.4 billion of our backlog was bonded and performance bonds totaling approximately $7.7 billion were outstanding. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds when each contract is accepted by the owner. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.
On June 24, 2005, we entered into an agreement for a $150.0 million bank revolving line of credit, which replaced the $100.0 million line of credit we entered into in June 2003. The new revolving line of credit allows for unsecured borrowings for up to five years through June 24, 2010, with interest rate options. Interest on outstanding borrowings under the revolving line of credit is at our choice of selected LIBOR rates plus a margin that is recalculated quarterly. The margin was 0.875% at June 30, 2005. The unused and available portion of this line of credit was $120.1 million at June 30, 2005. Additionally, our Wilder subsidiary has a bank revolving line of credit of $10.0 million that expires in June 2006. There were no amounts outstanding under the Wilder line of credit at June 30, 2005.
Restrictive covenants under the terms of our debt agreements require the maintenance of certain financial ratios and the maintenance of tangible net worth (as defined). We were in compliance with these covenants at June 30, 2005. Additionally, our Wilder subsidiary has restrictive covenants (on a Wilder stand-alone basis) under the terms of its debt agreements that include the maintenance of certain ratios of working capital, liabilities to net worth and tangible net worth and restricts Wilder capital expenditures in excess of specified limits. Wilder was in compliance with these covenants at June 30, 2005. Failure to comply with these covenants could cause the amounts due under the debt agreements to become currently payable.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There was no significant change in our exposure to market risk during the six months ended June 30, 2005.
Item 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective.
During the second quarter of 2005, there were no changes in our internal controls over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS
Eldredge
A $9.3 million judgment was entered in June 2005 against our wholly owned subsidiary Granite Construction Company (“Granite”) by the District Court Clark County, Nevada in an action entitled Eldredge Vs. Las Vegas Valley Water District, Granite, et al. The civil lawsuit was initially brought by a former employee of Granite against the Las Vegas Water District in June 2000. The plaintiff subsequently filed an Amended Complaint on June 10, 2003, bringing Granite into the action and seeking compensation in addition to the worker’s compensation payments the employee previously accepted for injuries sustained when a trench excavation collapsed. The jury issued a verdict finding against Granite on two causes of action, assault and battery and intentional infliction of emotional distress. The damages awarded past and future lost wages, medical expenses and pain and suffering. Although no punitive damages were assessed, Granite’s insurance carrier has denied coverage for this judgment.
On June 23, 2005, Granite filed several post-trial motions seeking reconsideration by the trial court as well as a reduction in the amount of the judgment. We anticipate that these post-trial motions will be heard in September 2005. If we do not prevail in the post-trial motions, we fully intend to pursue an appeal. We anticipate that the appeal process will take between 12 and 18 months to complete. The judgment will accrue interest until it is satisfied. During the three months ended June 30, 2005, we recorded a provision of $9.3 million, which was estimated based on the amounts of the judgment described above.
After the verdict in Eldredge was issued, plaintiff filed a motion seeking monetary sanctions against Granite in the amount of $26.8 million (a multiple of the jury verdict) based on allegations that Granite and/or its trial counsel improperly withheld and/or attempted to influence testimony in respect to the case. Granite’s opposition and plaintiff’s reply have been filed with the Court. We believe that the plaintiff has failed to submit any meaningful proof to support these allegations, that the motion is without merit and that it is highly unlikely that the motion will be granted. We anticipate the motion will be heard in September 2005.
Wasatch Constructors
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
On May 27, 2005, the Court granted Wasatch Constructors’ motion to dismiss that part of the plaintiffs’ Fourth Amended Complaint, which alleged fraud on behalf of Wasatch Constructors with respect to charges to the Government for excess truck weight. The Court denied the motion to dismiss the remaining allegations of plaintiffs’ complaint. Wasatch Constructors has filed a Petition to Appeal with the United States Court of Appeals for the 10th Circuit as to the Court’s decision to deny the motion to dismiss the remaining allegations. In addition, Wasatch Constructors has filed with the Court a separate motion to dismiss the entire case.

Silica
Granite Construction Company is one of approximately one hundred defendants in six California State Court lawsuits filed in 2004 in Alameda and San Francisco Counties where six plaintiffs have, by way of various causes of action, including strict product and market share liability, alleged personal injuries caused by exposure to silica products and related materials during plaintiffs’ use or association with sand blasting or grinding concrete. The plaintiffs in each lawsuit have categorized the defendants as equipment defendants, respirator defendants, premises defendants and sand defendants. We have been identified as a sand defendant, meaning a party that manufactured, supplied or distributed silica-containing products. Our preliminary investigation revealed that we have not knowingly sold or distributed abrasive silica sand for sandblasting. We have been dismissed in five of these lawsuits and continue to evaluate our exposure on the remaining lawsuit. In addition, we recently have been apprised of ten new complaints brought by 11 individual plaintiffs and that are based on similar allegations of exposure to silica containing products being filed, but not served, against Granite and more than a hundred other defendants in California State Court. We are investigating the specific allegations against Granite for these ten new complaints.
Other
We are a party to a number of other legal proceedings arising in the normal course of business and believe that the nature and number of these proceedings are typical for a construction firm of our size and scope. Our litigation typically involves claims regarding public liability or contract related issues. While management currently believes, after consultation with counsel, that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations or cash flows, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations, cash flows and/or financial position for the period in which the ruling occurs.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2005, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended June 30, 2005:
Issuer Purchases of Equity Securities

				Approximate dollar
			Total number of	value of shares
			shares purchased as	that may yet be
	Total number of		part of publicly	purchased under the
	shares	Average price paid	announced plans or	plans or
Period	purchased[1]	per share	programs[2]	programs[2]
April 1, 2005 through April 30, 2005	—	—	—	$22,787,537
May 1, 2005 through May 31, 2005	85,200	23.45	—	$22,787,537
June 1, 2005 through June 30,2005	7,992	23.94	—	$22,787,537

	93,192	23.49	—

[1]	The total number of shares purchased includes: (i) shares purchased between May 5, 2005 and May 17, 2005 for contribution to our Employee Stock Ownership Plan; and (ii) shares purchased on June 2, 2005 in connection with employee tax withholding for shares granted under our 1999 Equity Incentive Plan.

[2]	On October 16, 2002, we publicly announced that our Board of Directors had authorized us to repurchase up to $25.0 million worth of shares of our Company’s common stock, exclusive of repurchases related to employee benefit plans, at management’s discretion.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At our annual meeting of shareholders on May 23, 2005, the following members were elected to three-year terms to the Board of Directors:

	Affirmative Votes	Withhold
David H. Watts	37,213,861	339,624
J. Fernando Niebla	37,013,230	540,255
Gary M. Cusumano	37,086,255	333,621
In addition, the shareholders ratified the Board's appointment of the following director to serve for the remaining two-year term:

	Affirmative Votes	Against	Abstain
William H. Powell	37,351,277	184,387	17,821

The following proposal was approved at the annual meeting:

	Affirmative Votes	Against	Abstain
Proposal to ratify the appointment by the Audit/Compliance Committee of PricewaterhouseCoopers LLP as the independent accounting firm of Granite for the fiscal year ending December 31, 2005.	36,702,319	521,459	61,473
Item 5. OTHER INFORMATION
None

Item 6. EXHIBITS

10.1	Credit Agreement, dated as of June 24, 2005 among Granite Construction Incorporated and six enumerated financial institutions, and Bank of America, N.A., as Administrative Agent
10.2	Guaranty Agreement, dated as of June 24, 2005, from the Subsidiaries of Granite Construction Incorporated as Guarantors of financial accommodations pursuant to the terms of the Credit Agreement dated June 24, 2005
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date: August 1, 2005	By:	/s/ William E. Barton

William E. Barton
Senior Vice President and Chief Financial Officer