Form 10-Q
period 2005-09-30
GRANITE CONSTRUCTION INC
filed 2005-10-31
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________

Commission File Number: 1-12911

GRANITE CONSTRUCTION INCORPORATED

State of Incorporation:	I.R.S. Employer Identification Number:
Delaware	77-0239383

Corporate Administration:
585 W. Beach Street
Watsonville, California 95076
(831) 724-1011

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒Yes  ☐No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 27, 2005.

Class	Outstanding
Common Stock, $0.01 par value	41,700,113 shares

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (unaudited)

Granite Construction Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except shares and per share data)

	September 30, 2005	December 31, 2004	September 30, 2004
Assets
Current assets
Cash and cash equivalents	$159,297	$161,627	$185,276
Short-term marketable securities	81,043	102,237	46,688
Accounts receivable, net	586,476	357,842	434,390
Costs and estimated earnings in excess of billings	50,306	54,384	61,023
Inventories	31,699	31,711	33,254
Deferred income taxes	20,581	21,012	22,152
Equity in construction joint ventures	24,514	20,895	21,068
Other current assets	76,260	75,630	41,757
Total current assets	1,030,176	825,338	845,608
Property and equipment, net	408,912	376,197	351,847
Long-term marketable securities	32,163	13,828	27,515
Investments in affiliates	10,887	10,725	13,044
Other assets	49,889	51,866	46,529
Total assets	$1,532,027	$1,277,954	$1,284,543
Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$21,772	$15,861	$10,287
Accounts payable	309,281	191,782	219,890
Billings in excess of costs and estimated earnings	189,067	144,401	145,159
Accrued expenses and other current liabilities	176,901	117,367	140,351
Total current liabilities	697,021	469,411	515,687
Long-term debt	128,539	148,503	125,850
Other long-term liabilities	46,007	40,641	35,409
Deferred income taxes	44,135	44,135	45,775
Commitments and contingencies
Minority interest in consolidated subsidiaries	28,995	24,790	29,632
Shareholders’ equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	-	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 41,699,060 shares as of September 30, 2005, 41,612,319 shares as of December 31, 2004 and 41,615,957 as of September 30, 2004	417	416	416
Additional paid-in capital	79,148	76,766	76,106
Unearned compensation	(11,807)	(10,818)	(12,222)
Retained earnings	517,460	482,635	467,271
Accumulated other comprehensive income	2,112	1,475	619
Total shareholders’ equity	587,330	550,474	532,190
Total liabilities and shareholders’ equity	$1,532,027	$1,277,954	$1,284,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue
Construction	$756,390	$608,800	$1,723,231	$1,393,870
Material sales	107,772	91,025	238,569	201,727
Total revenue	864,162	699,825	1,961,800	1,595,597
Cost of revenue
Construction	670,178	534,184	1,558,990	1,268,733
Material sales	84,283	70,293	189,462	161,088
Total cost of revenue	754,461	604,477	1,748,452	1,429,821
Gross profit	109,701	95,348	213,348	165,776
General and administrative expenses	50,149	44,007	129,625	116,465
Provision for legal judgment	-	-	9,300	-
Gain on sales of property and equipment	2,441	2,638	4,656	17,077
Operating income	61,993	53,979	79,079	66,388
Other income (expense)
Interest income	2,693	1,353	6,820	4,068
Interest expense	(1,734)	(1,813)	(5,401)	(5,412)
Equity in income of affiliates	85	3	8	2,876
Other, net	176	59	(548)	154
Total other income (expense)	1,220	(398)	879	1,686
Income before provision for income taxes and minority interest	63,213	53,581	79,958	68,074
Provision for income taxes	18,791	16,904	23,319	21,759
Income before minority interest	44,422	36,677	56,639	46,315
Minority interest in consolidated subsidiaries	(3,771)	(3,892)	(9,301)	(8,833)
Net income	$40,651	$32,785	$47,338	$37,482

Net income per share
Basic	$1.00	$0.81	$1.17	$0.93
Diluted	$0.98	$0.80	$1.15	$0.91

Weighted average shares of common stock
Basic	40,656	40,433	40,594	40,372
Diluted	41,340	41,083	41,192	40,974

Dividends per share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)

Nine Months Ended September 30,	2005	2004
Operating Activities
Net income	$47,338	$37,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	48,881	46,709
Gain on sales of property and equipment	(4,656)	(17,077)
Change in deferred income taxes	80	1,478
Amortization of unearned compensation	4,451	3,671
Common stock contributed to ESOP	1,994	3,989
Minority interest in consolidated subsidiaries	9,301	8,833
Equity in income of affiliates	(8)	(2,876)
Changes in assets and liabilities, net of the effects of initial FIN 46 consolidations:
Accounts receivable	(232,220)	(105,035)
Inventories	12	(3,376)
Equity in construction joint ventures	(3,619)	(381)
Other assets	633	3,007
Accounts payable	117,499	66,915
Billings in excess of costs and estimated earnings, net	48,744	(30,917)
Accrued expenses and other liabilities	62,317	32,951
Net cash provided by operating activities	100,747	45,373
Investing Activities
Purchases of marketable securities	(61,538)	(46,247)
Maturities of marketable securities	70,414	103,242
Additions to property and equipment	(84,615)	(48,922)
Proceeds from sales of property and equipment	9,285	21,068
(Contributions to) distributions from affiliates, net	(154)	8,127
Acquisition of minority interest	-	(9,219)
Net cash (used in) provided by investing activities	(66,608)	28,049
Financing Activities
Additions to long-term debt	27,769	43,209
Repayments of long-term debt	(44,159)	(48,825)
Dividends paid	(12,504)	(12,474)
Repurchases of common stock	(5,255)	(6,331)
Contributions from minority partners	911	6,024
Distributions to minority partners	(3,505)	(9,648)
Other financing activities	274	266
Net cash used in financing activities	(36,469)	(27,779)
(Decrease) increase in cash and cash equivalents	(2,330)	45,643
Cash and cash equivalents added in initial FIN 46 consolidations	-	69,714
Cash and cash equivalents at beginning of period	161,627	69,919
Cash and cash equivalents at end of period	$159,297	$185,276

Supplementary Information
Cash paid during the period for:
Interest	$4,708	$4,962
Income taxes	6,436	3,204
Non-cash investing and financing activity:
Restricted stock issued for services	5,370	4,370
Dividends accrued but not paid	4,170	4,162
Financed acquisition of assets	2,337	6,863
Notes received from sale of assets	-	8,893
Undisbursed escrow funds	1,250	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we”, “us”, “our” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2005 and 2004 and the results of our operations and cash flows for the periods presented. The December 31, 2004 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

2.	Recently Issued Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123-R”), which is a revision of SFAS 123. SFAS 123-R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach to accounting for share-based payments in SFAS 123-R is similar to the approach described in SFAS 123. However, SFAS 123-R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS 123-R is effective for Granite beginning in fiscal year 2006. On March 29, 2005 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides the SEC Staff’s views regarding interactions between SFAS 123-R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. After reviewing the impact of implementing SFAS 123-R and SAB 107, we have determined that forfeitures of our restricted stock will need to be estimated and accounted for at the time of grant and updated based on actual forfeitures over the vesting period rather than accounting for forfeitures as they occur. Additionally, the adoption of SFAS 123-R and SAB 107 will cause a balance sheet reclassification of certain stock related items. Changing to an estimated forfeiture model and recording the balance sheet reclassification is not expected to have a material effect on our financial position, results of operations or cash flows.

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

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	Change in Accounting Estimate:

Our gross profit in the three and nine months ended September 30, 2005 and 2004 includes the effects of significant changes in the estimates of the profitability of certain of our projects. The net effect of these estimate changes decreased gross profit in each period.

During the quarter ended September 30, 2005 the downward estimate changes in our Heavy Construction Division ("HCD") were made in response to design issues on design/build projects, changes in productivity assumptions, the costs associated with owner directed added scope changes and changes in cost expectations in response to market factors for labor and certain materials. In our Branch Division the downward estimate changes were due to unanticipated costs related to quality issues in work originally performed by a subcontractor on one project and changes in site conditions from our original expectations on a second project. The HCD projects with downward estimate changes during the quarter were at various stages of completion ranging from 45% to 70% and the two Branch Division projects with downward estimate changes in the quarter were 75% complete and 20% complete at September 30, 2005. These downward changes were partially offset by an increase in estimated profitability on one HCD project with an impact on gross profit for the quarter of approximately $1.0 million and the favorable resolution of certain outstanding issues on one Branch Division project with an impact on gross profit for the quarter of approximately $2.2 million.

The estimate changes in the first half of 2005 and the nine months ended September 30, 2004 were due to a variety of factors, including liquidated damages, recognition of costs associated with owner directed added scope changes, site conditions that differed from our expectations, design issues on design/build projects, subcontractor performance issues, increased overhead due to owner and weather delays and changes in productivity expectations.

We believe we have entitlement to additional compensation related to some of these downward estimate changes and are actively pursuing these issues with the contract owners. However, the amount and timing of any future recovery is highly uncertain and under our accounting policies we do not recognize revenue from contract changes until we have a signed change order or executed claim settlement. We believe that our current estimates of the gross profit for each of these projects are achievable. However, it is possible that the actual cost to complete will vary from our current estimate and any future estimate changes could be significant.

The net impact of these estimate changes by division is as follows:

Heavy Construction Division Change in Accounting Estimate	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net reduction in gross profit (in millions)	$10.0	$4.0	$32.5	$29.4
Number of projects with significant estimate changes	6	2	12	8
Range of (increase) reduction to gross profit from each project (in millions)	$(1.0) - 3.2	$1.6 - 2.4	$(1.0) - 6.8	$0.5 - 8.0

Branch Division Change in Accounting Estimate	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net reduction in gross profit (in millions)	$2.4	$-	$4.9	$-
Number of projects with significant estimate changes	3	-	4	-
Range of (increase) reduction to gross profit from each project (in millions)	$(2.2) - 2.6	$-	$(2.2) - 2.6	$-

4.	Inventories:

Inventories consist primarily of quarry products valued at the lower of average cost or market.

5.	Property and Equipment:

(in thousands)	September 30, 2005	December 31, 2004	September 30, 2004
Land	$54,714	$53,974	$52,825
Quarry property	106,185	101,545	73,919
Buildings and leasehold improvements	76,962	78,350	79,631
Equipment and vehicles	754,180	700,290	698,330
Office furniture and equipment	19,663	17,478	16,566
Gross property and equipment	1,011,704	951,637	921,271
Less: accumulated depreciation, depletion and amortization	602,792	575,440	569,424
Net property and equipment	$408,912	$376,197	$351,847

 Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	Intangible Assets:

The following table indicates the allocation of goodwill by reportable segment which is included in other assets on our condensed consolidated balance sheets:

(in thousands)	September 30, 2005	December 31, 2004	September 30, 2004
Goodwill by segment:
Heavy Construction Division	$18,011	$18,011	$18,011
Branch Division	9,900	9,900	4,089
Total goodwill	$27,911	$27,911	$22,100

The following intangible assets are included in other assets on our condensed consolidated balance sheets:

	September 30, 2005
(in thousands)	Gross Value	Accumulated Amortization	Net Value
Amortized intangible assets:
Covenants not to compete	$1,139	$(951)	$188
Permits	2,000	(594)	1,406
Trade names	1,425	(514)	911
Other	200	(188)	12
Total amortized intangible assets	$4,764	$(2,247)	$2,517

	December 31, 2004
(in thousands)	Gross Value	Accumulated Amortization	Net Value
Amortized intangible assets:
Covenants not to compete	$1,139	$(781)	$358
Permits	2,000	(494)	1,506
Trade names	1,425	(361)	1,064
Other	622	(580)	42
Total amortized intangible assets	$5,186	$(2,216)	$2,970

	September 30, 2004
(in thousands)	Gross Value	Accumulated Amortization	Net Value
Amortized intangible assets:
Covenants not to compete	$1,124	$(725)	$399
Permits	2,000	(461)	1,539
Trade names	1,425	(310)	1,115
Other	622	(250)	372
Total amortized intangible assets	$5,171	$(1,746)	$3,425

Amortization expense related to intangible assets was approximately $151,000 and $453,000 for the three and nine months ended September 30, 2005, respectively, and approximately $161,000 and $457,000 for the three and nine months ended September 30, 2004. Amortization expense expected to be recorded in the future is as follows: $152,000 for the balance of 2005, $444,000 in 2006, $350,000 in 2007, $338,000 in 2008, $262,000 in 2009 and $971,000 thereafter.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	Construction Joint Ventures:

We participate in various construction joint venture partnerships. Generally, each construction joint venture is formed to accomplish a specific project, is jointly controlled by the joint venture partners and is dissolved upon completion of the project. The joint venture agreements typically provide that our interest in any profits and assets, and our respective share in any losses and liabilities that may result from the performance of the contract are limited to our stated percentage interest in the project. Although each venture’s contract with the project owner typically requires joint and several liability among the joint venture partners, our agreements with our joint venture partners provide that each partner will assume and pay its full proportionate share of any losses resulting from a project. We have no significant commitments beyond completion of the contract.

We have determined that certain of these joint ventures are variable interest entities as defined by FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46"). Accordingly, we have consolidated those joint ventures where we have determined that we are the primary beneficiary prospectively beginning January 1, 2004. At September 30, 2005, the joint ventures we have consolidated were engaged in construction projects with total contract values ranging from $14.6 million to $396.6 million. Our proportionate share of the consolidated joint ventures ranges from 52% to 70%.

Consistent with Emerging Issues Task Force Issue 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures,” we account for our share of the operations of construction joint ventures in which we are not the primary beneficiary on a pro rata basis in the consolidated statements of operations and as a single line item in the consolidated balance sheets. At September 30, 2005, the joint ventures in which we hold a significant interest but are not the primary beneficiary were engaged in construction projects with total contract values ranging from $3.9 million to $261.0 million. Our proportionate share of these joint ventures ranges from 25% to 40%.

We also participate in various "line item" joint venture agreements under which each partner is responsible for performing certain discrete items of the total scope of contracted work. The revenue for these discrete items is defined in the contract with the project owner and each venture partner bears the profitability risk associated with its own work. All partners in a line item joint venture are jointly and severally liable for completion of the total project under the terms of the contract with the project owner. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We account for our portion of these contracts as a project in our accounting system and include receivables and payables associated with our work on our balance sheet.

Although our agreements with our joint venture partners for both construction joint ventures and line item joint ventures provide that each party will assume and pay its share of any losses resulting from a project, if one of our partners is unable to pay its share, we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under our joint venture arrangements beyond our proportionate share include a partner’s inability to contribute additional funds to the venture in the event the project incurs a loss, or additional costs that we could incur should a partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. At September 30, 2005, approximately $279.5 million of work representing our partners’ share of joint venture contracts in progress had yet to be completed.

8.	Weighted Average Shares Outstanding:

A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income per share in the accompanying condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Weighted average shares outstanding
Weighted average common stock outstanding	41,708	41,617	41,672	41,568
Less: weighted average restricted stock outstanding	1,052	1,184	1,078	1,196
Total weighted average shares outstanding	40,656	40,433	40,594	40,372
Weighted average shares outstanding, assuming dilution
Basic weighted average shares outstanding	40,656	40,433	40,594	40,372
Effect of dilutive securities:
Common stock options and units	76	46	67	50
Restricted stock	608	604	531	552
Total weighted average shares outstanding, assuming dilution	41,340	41,083	41,192	40,974

Restricted stock representing approximately 63,000 shares for the nine months ended September 30, 2005 and approximately 374,000 shares and 339,000 shares for the three and nine months ended September 30, 2004, respectively, have been excluded from the calculation of diluted net income per share because their effects were anti-dilutive.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	Comprehensive Income:

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Net income	$40,651	$32,785	$47,338	$37,482
Other comprehensive income:
Changes in net unrealized gains on investments	596	15	637	543
Total comprehensive income	$41,247	$32,800	$47,975	$38,025

10.	Provision for Income Taxes:

Our effective tax rate decreased to 29.7% for the three month period ended September 30, 2005 from 31.5% for the corresponding period in 2004 due primarily to an increase in our partners’ share of consolidated construction joint venture income. Generally, our construction joint ventures are not subject to income taxes on a stand-alone basis. Our effective tax rate decreased to 29.2% for the nine month period ended September 30, 2005 from 32.0% for the corresponding period in 2004 due primarily to a discrete period tax benefit of approximately $3.5 million related to the provision for a legal judgment recorded in the second quarter of 2005 (see Note 11) and an increase in our partners’ share of consolidated construction joint venture income. Additionally, our effective tax rate for the 2005 periods reflect the estimated impact of a deduction based on income from qualified domestic production activities under the American Jobs Creation Act of 2004. We currently expect our effective tax rate for the year ending December 31, 2005 to be approximately 30.0%.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	Legal Proceedings:

Eldredge

A $9.3 million judgment was entered in June 2005 against our wholly owned subsidiary Granite Construction Company (“Granite”) by the District Court Clark County, Nevada in an action entitled Eldredge Vs. Las Vegas Valley Water District, Granite, et al. The civil lawsuit was initially brought by a former employee of Granite against the Las Vegas Water District in June 2000. The plaintiff subsequently filed an Amended Complaint on June 10, 2003, bringing Granite into the action and seeking compensation in addition to the worker's compensation payments the employee previously accepted for injuries sustained when a trench excavation collapsed. The jury issued a verdict finding against Granite on two causes of action, assault and battery and intentional infliction of emotional distress. The damages awarded past and future lost wages, medical expenses and pain and suffering. Although no punitive damages were assessed, Granite's insurance carrier has denied coverage for this judgment.

On June 23, 2005, Granite filed several post-trial motions seeking reconsideration by the trial court as well as a reduction in the amount of the judgment. These post-trial motions were heard in September 2005. If we do not agree with the judge's rulings for the post-trial motions, we intend to pursue an appeal. We anticipate that the appeal process will take between 12 and 18 months to complete. The judgment will accrue interest until it is satisfied. During the three months ended June 30, 2005, we recorded a provision of $9.3 million, which was estimated based on the amounts of the judgment described above.

After the verdict in Eldredge was issued, plaintiff filed a motion seeking monetary sanctions against Granite in the amount of $26.8 million (a multiple of the jury verdict) based on allegations that Granite and/or its trial counsel improperly withheld and/or attempted to influence testimony in respect to the case. Granite’s opposition and plaintiff’s reply have been filed with the Court. We believe that the plaintiff has failed to submit any meaningful proof to support these allegations, that the motion is without merit and that it is highly unlikely that the motion will be granted. The judge decided after the sanctions motion was heard in September 2005 to reserve any decision until after the appeal and calendared the motion for a status check in September 2006.

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

On October 5, 2005, the District Court granted Wasatch Constructors' motion to dismiss the entire case. The Court dismissed the case with prejudice and without leave to amend. The plaintiffs have an opportunity to appeal the Court's decision to dismiss.

Silica

Granite Construction Company is one of approximately one hundred defendants in six California State Court lawsuits served against Granite in 2004 and one in 2005 in Alameda and San Francisco Counties where seven plaintiffs have, by way of various causes of action, including strict product and market share liability, alleged personal injuries caused by exposure to silica products and related materials during plaintiffs’ use or association with sand blasting or grinding concrete. The plaintiffs in each lawsuit have categorized the defendants as equipment defendants, respirator defendants, premises defendants and sand defendants. We have been identified as a sand defendant, meaning a party that manufactured, supplied or distributed silica-containing products. Our preliminary investigation revealed that we have not knowingly sold or distributed abrasive silica sand for sandblasting. We have been dismissed in all of these lawsuits in which we have been served. In addition, we have been apprised of nine complaints brought by eleven individual plaintiffs that are based on similar allegations of exposure to silica containing products being filed, but not served, against Granite and more than one hundred other defendants in California State Court. We are investigating the specific allegations against Granite for these new complaints.

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	Business Segment Information:

We have two reportable segments: the Branch Division and HCD. The Branch Division is composed of branch offices, including our majority owned subsidiary, Wilder Construction Company (“Wilder”), that serve local markets, while HCD pursues major infrastructure projects throughout the nation. HCD focuses on building larger heavy-civil projects with contract durations that are frequently greater than two years, while the Branch Division projects are typically smaller in size and shorter in duration. HCD has been the primary participant in our construction joint ventures. Substantially all of our revenue from the sale of materials is from the Branch Division.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in our 2004 Annual Report on Form 10-K. Internally, we evaluate performance based on operating profit or loss (excluding gain on sales of property and equipment) and exclude income taxes, interest income, interest expense or other income (expense). Unallocated other corporate expenses principally comprise corporate general and administrative expenses.

Branch Division operating income for the nine months ended September 30, 2005 includes a $9.3 million provision for a legal judgment (see Note 11).

Summarized segment information is as follows:

	Three Months Ended September 30,
(in thousands)	HCD	Branch	Total
2005
Revenue from external customers	$300,334	$561,651	$861,985
Inter-segment revenue transfer	(9,166)	9,166	-
Net revenue	291,168	570,817	861,985
Depreciation, depletion and amortization	3,775	11,765	15,540
Operating profit	1,425	72,358	73,783
2004
Revenue from external customers	$244,113	$455,712	$699,825
Inter-segment revenue transfer	(7,006)	7,006	-
Net revenue	237,107	462,718	699,825
Depreciation, depletion and amortization	3,567	10,756	14,323
Operating profit	9,897	56,629	66,526

	Nine Months Ended September 30,
(in thousands)	HCD	Branch	Total
2005
Revenue from external customers	$795,850	$1,163,259	$1,959,109
Inter-segment revenue transfer	(26,445)	26,445	-
Net revenue	769,405	1,189,704	1,959,109
Depreciation, depletion and amortization	11,258	32,763	44,021
Operating profit	8,130	101,835	109,965
Property and equipment	48,827	318,849	367,676
2004
Revenue from external customers	$644,612	$950,985	$1,595,597
Inter-segment revenue transfer	(17,296)	17,296	-
Net revenue	627,316	968,281	1,595,597
Depreciation, depletion and amortization	10,403	32,170	42,573
Operating profit	8,887	74,670	83,557
Property and equipment	48,013	273,469	321,482

A reconciliation of segment operating profits to consolidated totals is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Total operating profit for reportable segments	$73,783	$66,526	$109,965	$83,557
Gain on sales of property and equipment	2,441	2,638	4,656	17,077
Other income (expense), net	1,220	(398)	879	1,686
Unallocated other corporate expense, net	(14,231)	(15,185)	(35,542)	(34,246)
Income before provision for income taxes and minority interest	$63,213	$53,581	$79,958	$68,074

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.	Line of Credit:

On June 24, 2005, we entered into an agreement for a $150.0 million bank revolving line of credit, which replaced the $100.0 million line of credit we entered into in June 2003. The new revolving line of credit allows for unsecured borrowings for up to five years through June 24, 2010, with interest rate options. Interest on outstanding borrowings under the revolving line of credit is at our choice of selected LIBOR rates plus a margin that is recalculated quarterly. The margin was 0.75% at September 30, 2005. The unused and available portion of this line of credit was $118.6 million at September 30, 2005. Restrictive covenants under the terms of our debt agreements require the maintenance of certain financial ratios and the maintenance of tangible net worth (as defined). We were in compliance with these covenants at September 30, 2005.

14.	Acquisition:

In April 2004, we purchased an additional 643,348 shares of Wilder common stock for a cash payment of $9.2 million. As a result of this transaction, our interest in Wilder increased from 60.3% to 75.0%. The acquisition was accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.”

15.	Sale of Assets:

In March 2004, we sold certain assets related to our ready-mix concrete business in Utah for cash of $10.0 million and promissory notes with an estimated fair value of $8.9 million which are payable in annual installments from 2005 through 2010, the first of which has been paid. The sale transaction resulted in the recognition of a gain of approximately $10.0 million, which is included in gain on sales of property and equipment for the nine months ended September 30, 2004.

16.	Reclassifications:

Certain financial statement items have been reclassified to conform to the current period's format. These reclassifications had no impact on previously reported results of operations, financial position or cash flows.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Disclosure

From time to time, Granite makes certain comments and disclosures in reports and statements, including in this Quarterly Report on Form 10-Q, or statements made by its officers or directors that are not based on historical facts and which may be forward-looking in nature. Under the Private Securities Litigation Reform Act of 1995, a “safe harbor” may be provided to us for certain of the forward-looking statements. We wish to caution readers that forward-looking statements are subject to risks regarding future events and future results of Granite that are based on current expectations, estimates, forecasts, and projections as well as the beliefs and assumptions of Granite’s management. Words such as “outlook,”“believes,”“expects,”“appears,”“may,”“will,”“should,”“anticipates” or the negative thereof or comparable terminology, are intended to identify such forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made and may in the future be made by or on behalf of Granite. These forward-looking statements are estimates reflecting the best judgment of management that rely on a number of assumptions concerning future events, many of which are outside of our control, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those more specifically described in our Annual Report on Form 10-K under “Item 1. Business” under the heading “Risk Factors.” Granite undertakes no obligation to publicly revise or update any forward-looking statements for any reason. As a result, the reader is cautioned not to rely on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.

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

Results of Operations

Comparative Financial Summary	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Revenue	$864,162	$699,825	$1,961,800	$1,595,597
Gross profit	109,701	95,348	213,348	165,776
General and administrative expenses	50,149	44,007	129,625	116,465
Provision for legal judgment	-	-	9,300	-
Gain on sales of property and equipment	2,441	2,638	4,656	17,077
Operating income	61,993	53,979	79,079	66,388
Net income	40,651	32,785	47,338	37,482

Our results of operations for the three months and nine months ended September 30, 2005 reflect higher results from our Branch Division compared with the corresponding periods in 2004. These improvements were partially offset by additional costs recorded due to changes in the estimates of the cost to complete certain projects in both operating divisions, but primarily HCD, and the recognition of a provision related to an unfavorable legal judgment in the second quarter of 2005.

Total Revenue	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue by Division:
Branch Division	$570,817	66.1	$462,718	66.1	$1,189,704	60.6	$968,281	60.7
Heavy Construction Division	291,168	33.7	237,107	33.9	769,405	39.2	627,316	39.3
Other	2,177	0.2	-	-	2,691	0.2	-	-
Total revenue	$864,162	100.0	$699,825	100.0	$1,961,800	100.0	$1,595,597	100.0

Branch Division Revenue	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Geographic area:
California	$295,187	51.7	$247,242	53.4	$622,531	52.3	$550,305	56.8
West (excluding California)	275,630	48.3	215,476	46.6	567,173	47.7	417,976	43.2
Total Branch Division revenue	$570,817	100.0	$462,718	100.0	$1,189,704	100.0	$968,281	100.0
Market sector:
Federal agencies	$26,614	4.7	$43,169	9.3	$53,103	4.5	$85.651	8.8
State agencies	159,867	28.0	108,670	23.5	293,457	24.7	240.463	24.8
Local public agencies	135,687	23.7	133,974	29.0	282,663	23.7	251,502	26.1
Total public sector	322,168	56.4	285,813	61.8	629,223	52.9	577,616	59.7
Private sector	140,921	24.7	86,149	18.6	322,107	27.1	189,968	19.6
Material sales	107,728	18.9	90,756	19.6	238,374	20.0	200,697	20.7
Total Branch Division revenue	$570,817	100.0	$462,718	100.0	$1,189,704	100.0	$968,281	100.0

Branch Division Revenue: Revenue from our Branch Division for the three and nine month periods ended September 30, 2005 increased over the corresponding 2004 periods by $108.1 million, or 23.4%, and $221.4 million, or 22.9%, respectively. The growth in revenue reflects increases in both public and private sector revenue and the sale of materials. The increase in private sector revenue and sale of materials reflects the increase in demand created by the continuing strong housing market particularly in California and Nevada. The increase in Branch Division public sector revenue during the quarter was primarily due to greater revenue from state government agencies, particularly in Alaska, California and Utah.

HCD Revenue	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Geographic area:
California	$46,071	15.8	$9,027	3.8	$118,244	15.4	$9,031	1.4
West (excluding California)	22,672	7.8	23,565	9.9	59,087	7.7	69,231	11.0
Midwest	23,637	8.1	23,425	9.9	60,095	7.8	59,533	9.5
New York	60,359	20.7	84,816	35.8	182,972	23.8	214,539	34.2
Northeast (excluding New York)	24,846	8.5	3,304	1.4	43,670	5.7	7,126	1.1
South	113,583	39.1	92,970	39.2	305,337	39.6	267,856	42.8
Total HCD revenue	$291,168	100.0	$237,107	100.0	$769,405	100.0	$627,316	100.0
Market sector:
Federal agencies	$6,841	2.3	$5,164	2.2	$14,181	1.8	$12,787	2.0
State agencies	118,337	40.6	105,906	44.7	314,210	40.8	302,410	48.2
Local public agencies	158,378	54.5	112,335	47.3	417,927	54.4	274,605	43.8
Total public sector	283,556	97.4	223,405	94.2	746,318	97.0	589,802	94.0
Private sector	7,567	2.6	13,433	5.7	22,892	3.0	36,484	5.8
Material sales	45	-	269	0.1	195	-	1,030	0.2
Total HCD revenue	$291,168	100.0	$237,107	100.0	$769,405	100.0	$627,316	100.0

HCD Revenue: Revenue from our Heavy Construction Division for the three months and nine months ended September 30, 2005 increased over the corresponding 2004 periods by $54.1 million, or 22.8%, and $142.1 million, or 22.7%, respectively, due primarily to the increase in volume from a higher backlog at the beginning of the respective periods. The increase in California and local government revenue was due to the award, in the third quarter of 2004, of a single large highway project. Approximately $19.3 million and $45.3 million of the growth in HCD revenue for the three and nine month periods ended September 30, 2005, respectively, represented revenue related to our minority partners’ share of work in our consolidated construction joint ventures.

Total Backlog	September 30, 2005		June 30, 2005		September 30, 2004
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Backlog by Division:
Heavy Construction Division	$1,719,492	71.8	$1,852,445	74.1	$1,711,224	73.8
Branch Division	674,252	28.2	647,862	25.9	606,750	26.2
Total backlog	$2,393,744	100.0	$2,500,307	100.0	$2,317,974	100.0

HCD Backlog	September 30, 2005		June 30, 2005		September 30, 2004
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Geographic area:
California	$233,659	13.6	$274,780	14.8	$362,890	21.2
West (excluding California)	129,486	7.5	34,773	1.9	82,954	4.8
Midwest	62,204	3.6	85,915	4.6	144,860	8.5
New York	455,845	26.5	513,070	27.7	466,850	27.3
Northeast (excluding New York)	99,980	5.8	123,653	6.7	132,654	7.8
South	738,318	43.0	820,254	44.3	521,016	30.4
Total HCD backlog	$1,719,492	100.0	$1,852,445	100.0	$1,711,224	100.0
Market sector:
Federal agencies	$64,154	3.7	$70,184	3.8	$41,135	2.4
State agencies	762,258	44.3	758,549	40.9	603,849	35.3
Local public agencies	828,546	48.2	952,686	51.5	995,201	58.1
Total public sector	1,654,958	96.2	1,781,419	96.2	1,640,185	95.8
Private sector	64,534	3.8	71,026	3.8	71,039	4.2
Total HCD backlog	$1,719,492	100.0	$1,852,445	100.0	$1,711,224	100.0

HCD Backlog: Heavy Construction Division backlog of $1.7 billion at September 30, 2005 was $133.0 million, or 7.2%, lower than at June 30, 2005, and $8.3 million, or 0.5%, higher than at September 30, 2004. Additions to HCD backlog in the current quarter included a $116.9 million share of a joint venture highway project in Oregon and a $21.3 million airport taxiway project in Texas.

Branch Division Backlog	September 30, 2005		June 30, 2005		September 30, 2004
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Geographic area:
California	$335,477	49.8	$302,003	46.6	$311,934	51.4
West (excluding California)	338,775	50.2	345,859	53.4	294,816	48.6
Total Branch Division backlog	$674,252	100.0	$647,862	100.0	$606,750	100.0
Market sector:
Federal agencies	$18,979	2.8	$29,181	4.5	$35,446	5.8
State agencies	243,192	36.1	236,475	36.5	169,784	28.0
Local public agencies	198,111	29.4	203,717	31.4	241,738	39.9
Total public sector	460,282	68.3	469,373	72.4	446,968	73.7
Private sector	213,970	31.7	178,489	27.6	159,782	26.3
Total Branch Division backlog	$674,252	100.0	$647,862	100.0	$606,750	100.0

Branch Division Backlog: Branch Division backlog of $674.3 million at September 30, 2005 was $26.4 million, or 4.1%, higher than at June 30, 2005 due primarily to increases in private sector awards in most of the states in which the Branch Division operates. Branch Division backlog at September 30 2005 represents an increase of $67.5 million, or 11.1% over September 30, 2004 due to increases in state agency awards, primarily in Alaska, Utah and Washington, as well as private sector awards in most of the states in which the Branch Division operates. Additions to Branch Division backlog in the quarter included a $40.6 million highway construction project in Alaska, a $29.5 million site work improvement project in California and an $18.0 million highway widening project in Washington. A sizeable percentage of Branch Division anticipated contract revenue in any year is not reflected in our backlog due to the short duration of smaller Branch Division projects that are initiated and completed during each year.

Gross Profit	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Branch Division	$95,820	$77,064	$177,243	$132,995
Percent of division revenue	16.8%	16.7%	14.9%	13.7%
Heavy Construction Division	$10,347	$18,691	$32,655	$33,522
Percent of division revenue	3.6%	7.9%	4.2%	5.3%
Other	$3,534	$(407)	$3,450	$(741)
Total gross profit	$109,701	$95,348	$213,348	$165,776
Percent of total revenue	12.7%	13.6%	10.9%	10.4%

Gross Profit: We recognize revenue only equal to cost, deferring profit recognition, until a project reaches 25% completion. Because we have a large number of projects at various stages of completion in our Branch Division, this policy generally has little impact on the Branch Division’s gross profit on a quarterly or annual basis. However, HCD has fewer projects in process at any given time and those projects tend to be much larger than Branch Division projects. As a result, HCD gross profit as a percent of revenue can vary significantly in periods where one or several very large projects reach 25% completion and the deferred profit is recognized or in periods where backlog is growing rapidly and a higher percentage of projects are in their early stages with no associated gross margin recognition. Revenue from jobs less than 25% complete, for which no margin has been recognized, is as follows:

Revenue from Contracts Less Than 25% Complete	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Branch Division	$27,812	$27,352	$30,639	$28,983
Heavy Construction Division	53,824	44,130	101,726	61,725
Total revenue from contracts less than 25% complete	$81,636	$71,482	$132,365	$90,708

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

Branch Division gross profit as a percent of revenue for the three months and nine months ended September 30, 2005 increased relative to the corresponding periods in 2004 due primarily to improved performance on construction projects. This improvement was partially offset by the impact of net downward contract estimate changes of approximately $2.4 million (See Note 3 to the Condensed Consolidated Financial Statements). On a year-to-date basis, Branch Division gross profit was also negatively impacted by approximately $2.5 million related to the estimated impact of certain unresolved and disputed issues on a project recorded in the first quarter of 2005. Branch Division gross profit for the nine months ended September 30, 2004 includes costs of approximately $1.4 million associated with the closing of certain ready-mix concrete plants in preparation for their subsequent sale during that quarter (see Note 15 to the Condensed Consolidated Financial Statements).

HCD gross profit as a percent of revenue was lower in the third quarter of 2005 compared with the third quarter of 2004 due primarily to reductions in contract profit estimates. In the third quarter of 2005 we recognized a net amount of approximately $10.0 million related to reductions in estimated profitability of certain HCD projects compared with reductions of approximately $4.0 million in the third quarter of 2004 (See Note 3 to the Condensed Consolidated Financial Statements). We believe we have entitlement to additional compensation related to some of these additional costs and are actively pursuing these claims with the contract owners. However, the amount and timing of any future recovery is highly uncertain.

General and Administrative Expenses	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Salaries and related expenses	$25,163	$21,305	$71,868	$64,926
Incentive compensation, discretionary profit sharing and other variable compensation	11,780	10,616	19,097	16,325
Other general and administrative expenses	13,206	12,086	38,660	35,214
Total	$50,149	$44,007	$129,625	$116,465
Percent of revenue	5.8%	6.3%	6.6%	7.3%

General and Administrative Expenses: Salaries and related expenses in the three months and nine months ended September 30, 2005 increased $3.9 million, or 18.1%, and $6.9 million, or 10.7%, over the comparable periods in 2004 due primarily to a combination of increased personnel, higher payroll related benefits and normal salary increases. Incentive compensation, discretionary profit sharing and other variable compensation increased in the three months and nine months ended September 30, 2005 compared with the corresponding periods in 2004 due to higher profitability in the 2005 periods. Additionally, the nine month period ended September 30, 2004 included significant forfeitures of unvested restricted stock which have the effect of reducing our expense in the period of forfeiture. Other general and administrative costs include information technology, occupancy, office equipment and supplies, depreciation, travel and entertainment, advertising and marketing, training and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses.

Provision for Legal Judgment	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Provision for legal judgment	$-	$-	$9,300	$-

Provision for Legal Judgment: In June 2005, we recorded a provision of $9.3 million related to an unfavorable judgment in a legal proceeding (see Note 11 to the Condensed Consolidated Financial Statements).

Gain on Sales of Property and Equipment	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Gain on sales of property and equipment	$2,441	$2,638	$4,656	$17,077

Gain on Sales of Property and Equipment: Gain on sales of property and equipment was significantly lower in the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004 primarily due to a gain of approximately $10.0 million recognized on the sale of certain assets related to our ready-mix concrete business in Utah in the first quarter of 2004.

Other Income (Expense)	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Interest income	$2,693	$1,353	$6,820	$4,068
Interest expense	(1,734)	(1,813)	(5,401)	(5,412)
Equity in income of affiliates	85	3	8	2,876
Other, net	176	59	(548)	154
Total	$1,220	$(398)	$879	$1,686

Other Income (Expense): Interest income increased in both the three months and nine months ended September 30, 2005 as compared with the corresponding periods in 2004 due primarily to a higher average yield on our interest bearing investments. The decrease in equity in income of affiliates in the nine months ended September 30, 2005 compared with the corresponding period in 2004 was due to a $2.1 million gain related to the sale of certain assets by a partnership in which we hold a 9.0% interest in the second quarter of 2004.

Provision for Income Taxes	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Provision for income taxes	$18,791	$16,904	$23,319	$21,759
Effective tax rate	29.7%	31.5%	29.2%	32.0%

Provision for Income Taxes: Our effective tax rate decreased to 29.7% for the three month period ended September 30, 2005 from 31.5% for the corresponding period in 2004 due primarily to an increase in our partners’ share of consolidated construction joint venture income. Generally, our construction joint ventures are not subject to income taxes on a stand-alone basis. Our effective tax rate decreased to 29.2% for the nine month period ended September 30, 2005 from 32.0% for the corresponding period in 2004 due primarily to a discrete period tax benefit of approximately $3.5 million related to the provision for a legal judgment recorded in the second quarter of 2005 (see Note 11 to the Condensed Consolidated Financial Statements) and an increase in our partners’ share of consolidated construction joint venture income. Additionally, our effective tax rate for the 2005 periods reflect the estimated impact of a deduction based on income from qualified domestic production activities under the American Jobs Creation Act of 2004. We currently expect our effective tax rate for the year ending December 31, 2005 to be approximately 30.0%.

Minority Interest in Consolidated Subsidiaries	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Minority interest in consolidated subsidiaries	$(3,771)	$(3,892)	$(9,301)	$(8,833)

Minority Interest:Minority interest in consolidated subsidiaries represents the minority owners' share of the income of our majority owned consolidated subsidiaries, primarily Wilder Construction Company and various construction joint ventures.

Outlook

Looking ahead, we are encouraged by the strength in many of our markets and the growth opportunities for our Branch Division business in both the private and public sectors. We are also pleased to see increasing opportunities across the country for the larger, Heavy Construction Division (“HCD”) type work, however, our primary focus continues to be on improving HCD’s bottom-line performance.

Healthy transportation budgets, a strong private sector construction market and continued demand for our construction materials, has provided the Branch Division with a lot of momentum this year. Based on the opportunities we have witnessed to date, we are optimistic that this positive momentum will carry over into our 2006 building season as well.

HCD remains on track to deliver improved year-over-year operating results, in spite of being adversely impacted by write-downs on a number of our large complex HCD projects this year. We are exhibiting more patience and discipline on bid day in an effort to book backlog that will consistently deliver acceptable levels of profitability. With many of HCD’s projects stretching out over two or more years, the effect of these changes will take time as current projects are completed and new projects get underway. Our plan is to focus on quality bids, project execution, timely resolution of revenue issues and bottom line results that will deliver the performance improvement we expect from this business.

Given the opportunities in both divisions, our earnings guidance for 2005 is in the range of $1.55 to $1.60 per diluted share. Our ability to achieve these forecasted results is contingent on a number of factors, including the amount of work we are able to complete in the quarter, which can vary significantly due to the onset of winter weather conditions.

On the legislative front, after a two year reauthorization process, the Safe, Accountable, Flexible, Efficient Transportation Equity Act - A Legacy for Users (“SAFETEA-LU”) was enacted August 10, 2005. This act authorizes the Federal surface transportation programs for highways, highway safety, and transit through 2009 providing $286.4 billion in total funding. While we were not materially impacted as a result of the lengthy impasse, we nevertheless are pleased that the states are now able to establish long-term infrastructure building programs and provide the much needed visibility to our industry.

While we do have some exposure to recent price increases and availability of raw materials, particularly on our long-term contracts, these items comprise a relatively small component of our total costs. Specifically, we are subject to petroleum product price volatility as it relates to our use of liquid asphalt in our production of asphaltic concrete and diesel fuel for our rolling stock equipment. We are also subject to the pricing volatility of other products, such as steel and cement. We work to manage our exposure to these price changes by monitoring the escalation of these commodities and pricing them into our projects and contracts accordingly. Some of our contracts include clauses for liquid asphalt and fuel escalation and de-escalation that provide protection in the event that oil product prices change significantly. Although we are exposed to price spikes in projects that do not include such clauses, this potential impact can be reversed when prices come down.

In summary, we are very encouraged by the opportunities we are witnessing in the Branch Division as well as the long-term prospects for HCD. We will continue to focus considerable effort on capturing higher margins and building our capacity throughout the company and remain focused on the execution of our backlog to improve our financial performance in both of our operating divisions.

Liquidity and Capital Resources

	Nine Months Ended September 30,
(in thousands)	2005	2004
Cash and cash equivalents	$159,297	$185,276
Net cash provided by (used in):
Operating activities	100,747	45,373
Investing activities	(66,608)	28,049
Financing activities	(36,469)	(27,779)
Capital expenditures	84,615	48,922
Working capital	333,155	329,921

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

Our cash and cash equivalents and short-term and long-term marketable securities totaled $272.5 million at September 30, 2005 and included $41.9 million of cash from our consolidated construction joint ventures. This joint venture cash is for the working capital needs of each joint venture’s project. The decision to distribute cash must generally be made jointly by all of the partners. We believe that our current cash and cash equivalents, short-term investments, cash generated from operations and amounts available under our existing credit facilities will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations through the next twelve months and beyond. If we experience a significant change in our business such as the execution of a significant acquisition, we would likely need to acquire additional sources of financing, which may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements.

Cash provided by operating activities of $100.7 million for the nine months ended September 30, 2005 represents a $55.4 million increase from the amount provided by operating activities during the same period in 2004. Contributing to this increase were higher net income in the nine months ended September 30, 2005, an increase in net billings in excess of costs and estimated earnings and an increase in accounts payable and accrued expenses at September 30, 2005 compared with September 30, 2004. The increase in billings in excess of costs and estimated earnings was due primarily to cash payments received to mobilize several large projects in the early stages of construction and the increase in accounts payable and accrued expenses was largely due to growth in costs related to revenue growth in the 2005 period. Partially offsetting these items was an increase in accounts receivable of $152.1 million from September 30, 2004 to September 30, 2005. Included in this increase is approximately $28.1 million related to an increase in accounts receivable from retention provisions in our contracts, which are generally due upon completion of the projects and acceptance by the project owner. The growth in retention receivable is largely due to an increase in the number of large HCD projects that were nearing completion at September 30, 2005 compared with September 30, 2004. The remaining increase was due primarily to higher revenue in the three months ended September 30, 2005 compared with the same period in 2004.

Cash used by investing activities of $66.6 million for the nine months ended September 30, 2005 represents a $94.7 million change from the same period in 2004. The change was primarily due to a decrease in the net maturities of marketable securities over the 2004 period which were substantially reinvested in shorter-term cash equivalent investments driven by changes in interest rates during 2004. In the 2005 period there was an increase in planned purchases of construction and plant equipment to support growth in operations. Additionally, cash flow during the nine months ended September 30, 2004 included cash paid for the acquisition of additional interest in our majority-owned subsidiary, Wilder Construction Company, and higher proceeds from sales of property and equipment due to the sale of certain assets related to our ready-mix concrete business in Utah.

Cash used by financing activities was $36.5 million for the nine months ended September 30, 2005, a change of $8.7 million from the same period in 2004, which was primarily due to higher net repayments of long term debt.

Included in our other assets at September 30, 2005 is a receivable of approximately $3.5 million that we accepted as partial payment for work on a large private mass transit project which became operational in the latter half of 2004. The receivable is part of a series of bonds that formed the basis for the project owners’ funding for the entire project and is payable out of future fare revenues. In March 2005, one of the two services rating a series of these bonds reduced their rating to below investment grade. This change in rating is not specific to the particular bonds that we hold and we have no information that would indicate that our bond receivable is not collectible. We are closely monitoring factors that could impact our ability to collect this amount.

We had standby letters of credit totaling approximately $6.4 million outstanding at September 30, 2005, which expire between February of 2006 and October of 2006, but automatically renew unless canceled by the beneficiary. Additionally, we generally are required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At September 30, 2005, approximately $2.3 billion of our backlog was bonded and performance bonds totaling approximately $8.3 billion were outstanding. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds when each contract is accepted by the owner. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

On June 24, 2005, we entered into an agreement for a $150.0 million bank revolving line of credit, which replaced the $100.0 million line of credit we entered into in June 2003. The new revolving line of credit allows for unsecured borrowings for up to five years through June 24, 2010, with interest rate options. Interest on outstanding borrowings under the revolving line of credit is at our choice of selected LIBOR rates plus a margin that is recalculated quarterly. The margin was 0.75% at September 30, 2005. The unused and available portion of this line of credit was $118.6 million at September 30, 2005. Additionally, our Wilder subsidiary has a bank revolving line of credit of $10.0 million that expires in June 2006. There were no amounts outstanding under the Wilder line of credit at September 30, 2005.

Restrictive covenants under the terms of our debt agreements require the maintenance of certain financial ratios and the maintenance of tangible net worth (as defined). We were in compliance with these covenants at September 30, 2005. Additionally, our Wilder subsidiary has certain restrictive covenants (on a Wilder stand-alone basis) under the terms of its debt agreements. Wilder was in compliance with these covenants at September 30, 2005. Failure to comply with these covenants could cause the amounts due under the debt agreements to become currently payable.

Website Access

Our website address is www.graniteconstruction.com. On our website we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information on our website is not incorporated into, and is not part of, this report. These reports, and any amendments to them, are also available at the website of the Securities and Exchange Commission, www.sec.gov.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There was no significant change in our exposure to market risk during the nine months ended September 30, 2005.

Item 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective.

During the third quarter of 2005, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Eldredge

A $9.3 million judgment was entered in June 2005 against our wholly owned subsidiary Granite Construction Company (“Granite”) by the District Court Clark County, Nevada in an action entitled Eldredge Vs. Las Vegas Valley Water District, Granite, et al. The civil lawsuit was initially brought by a former employee of Granite against the Las Vegas Water District in June 2000. The plaintiff subsequently filed an Amended Complaint on June 10, 2003, bringing Granite into the action and seeking compensation in addition to the worker's compensation payments the employee previously accepted for injuries sustained when a trench excavation collapsed. The jury issued a verdict finding against Granite on two causes of action, assault and battery and intentional infliction of emotional distress. The damages awarded past and future lost wages, medical expenses and pain and suffering. Although no punitive damages were assessed, Granite's insurance carrier has denied coverage for this judgment.

On June 23, 2005, Granite filed several post-trial motions seeking reconsideration by the trial court as well as a reduction in the amount of the judgment. These post-trial motions were heard in September 2005. If we do not agree with the judge's rulings for the post-trial motions, we intend to pursue an appeal. We anticipate that the appeal process will take between 12 and 18 months to complete. The judgment will accrue interest until it is satisfied. During the three months ended June 30, 2005, we recorded a provision of $9.3 million, which was estimated based on the amounts of the judgment described above.

After the verdict in Eldredge was issued, plaintiff filed a motion seeking monetary sanctions against Granite in the amount of $26.8 million (a multiple of the jury verdict) based on allegations that Granite and/or its trial counsel improperly withheld and/or attempted to influence testimony in respect to the case. Granite’s opposition and plaintiff’s reply have been filed with the Court. We believe that the plaintiff has failed to submit any meaningful proof to support these allegations, that the motion is without merit and that it is highly unlikely that the motion will be granted. The judge decided after the sanctions motion was heard in September 2005 to reserve any decision until after the appeal and calendared the motion for a status check in September 2006.

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

On October 5, 2005, the District Court granted Wasatch Constructors' motion to dismiss the entire case. The Court dismissed the case with prejudice and without leave to amend. The plaintiffs have an opportunity to appeal the Court's decision to dismiss.

Silica

Granite Construction Company is one of approximately one hundred defendants in six California State Court lawsuits served against Granite in 2004 and one in 2005 in Alameda and San Francisco Counties where seven plaintiffs have, by way of various causes of action, including strict product and market share liability, alleged personal injuries caused by exposure to silica products and related materials during plaintiffs’ use or association with sand blasting or grinding concrete. The plaintiffs in each lawsuit have categorized the defendants as equipment defendants, respirator defendants, premises defendants and sand defendants. We have been identified as a sand defendant, meaning a party that manufactured, supplied or distributed silica-containing products. Our preliminary investigation revealed that we have not knowingly sold or distributed abrasive silica sand for sandblasting. We have been dismissed in all of these lawsuits in which we have been served. In addition, we have been apprised of nine complaints brought by eleven individual plaintiffs that are based on similar allegations of exposure to silica containing products being filed, but not served, against Granite and more than one hundred other defendants in California State Court. We are investigating the specific allegations against Granite for these new complaints.

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

During the three months ended September 30, 2005, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended September 30, 2005:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs[2]	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
July 1, 2005 through July 31, 2005	-	-	-	$22,787,537
August 1, 2005 through August 31, 2005	-	-	-	$22,787,537
September 1, 2005 through September 30, 2005	14,834	$37.28	-	$22,787,537
	14,834	$37.28	-

[1]	The total number of shares purchased includes shares purchased on September 1, 2005 in connection with employee tax withholding for shares granted under our 1999 Equity Incentive Plan.

[2]
On October 16, 2002, we publicly announced that our Board of Directors had authorized us to repurchase up to $25.0 million worth of shares of our common stock, exclusive of repurchases related to employee benefit plans, at management’s discretion.

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

GRANITE CONSTRUCTION INCORPORATED

Date: October 31, 2005	By:	/s/ William E. Barton
William E. Barton
Senior Vice President and Chief Financial Officer