Form 10-K
period 2005-12-31
GRANITE CONSTRUCTION INC
filed 2006-03-02
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission file number 1-12911
Granite Construction Incorporated
(Exact name of registrant as specified in its charter)

Delaware	77-0239383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

585 West Beach Street
Watsonville, California	95076
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(831) 724-1011

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined by Rule 12b-2 of the Act).
Large accelerated filer ☒ Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $944,951,968 as of June 30, 2005, based upon the average of the bid and asked prices per share of the registrant’s Common Stock as reported on the New York Stock Exchange on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At February 13, 2006, 41,714,708 shares of Common Stock, par value $0.01, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of Granite Construction Incorporated to be held on May 22, 2006, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.

Index

PART I

PART II

PART III

PART IV
Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
EXHIBIT 10.1.c
EXHIBIT 10.2.c
EXHIBIT 10.20
EXHIBIT 21
EXHIBIT 23
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

FORWARD-LOOKING DISCLOSURE

From time to time, Granite makes certain comments and disclosures in reports and statements, including in this Annual Report on Form 10-K (“Report”), or statements made by its officers or directors that are not based on historical facts and which may be forward-looking in nature. Under the Private Securities Litigation Reform Act of 1995, a “safe harbor” may be provided to us for certain of these forward-looking statements. We wish to caution readers that forward-looking statements are subject to risks regarding future events and the future results of Granite that are based on current expectations, estimates, forecasts, and projections as well as the beliefs and assumptions of Granite’s management. Words such as “outlook,”  “believes,”  “expects,”  “appears,”  “may,”  “will,”  “should,”  “anticipates” or the negative thereof or comparable terminology, are intended to identify such forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made and may in the future be made by or on behalf of Granite. These forward-looking statements are estimates reflecting the best judgment of senior management that rely on a number of assumptions concerning future events, many of which are outside of our control, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those more specifically described in this Report under “Item 1A. Risk Factors.” Granite undertakes no obligation to publicly revise or update any forward-looking statements for any reason. As a result, the reader is cautioned not to rely on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K.

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

We are one of the largest heavy civil construction contractors in the United States. We operate nationwide, serving both public and private sector clients. Within the public sector, we primarily concentrate on infrastructure projects, including the construction of roads, highways, bridges, dams, tunnels, canals, mass transit facilities and airport infrastructure. Within the private sector, we perform site preparation and infrastructure services for residential development, commercial and industrial buildings, plants and other facilities. Our diversification in both the public and private sectors and our mix of project types and sizes have contributed to our profitability in various economic environments.

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

The two divisions complement each other in a variety of ways. HCD has developed substantial expertise with large, complex projects. The branches draw on this expertise, which is generally not available to smaller, local competitors. Conversely, the Branch Division offices have greater knowledge of local markets and provide HCD with valuable information regarding larger projects in their respective areas, as well as providing a source of aggregates. The two divisions sometimes jointly perform projects when a project in a particular region exceeds the local branch’s capabilities, such as the $182.9 million design/build I-15 New Ogden Bridge project in Ogden, Utah that was awarded in 2005 and the $390.4 million design/build Garden Grove Freeway State Route 22 Improvement project in Orange County, California that was awarded in 2004.

As decentralized profit centers, the branches and HCD regional offices independently estimate, bid and complete contracts. Both divisions are supported by centralized functions, including finance, accounting, tax, human resources, labor relations, safety, legal, risk management, corporate development and information technology. We believe that centralized support for decentralized profit centers results in a more market-responsive business with effective controls and reduced overhead.

When determining whether to bid on a project, two key factors we consider are our ability to be competitive at acceptable profit margins and the availability of estimating and project construction personnel. Other factors that we consider include the customer, the geographic location, our competitive advantages and disadvantages relative to likely competitors for the project, our current and projected workload, and the likelihood of follow-up work. Both operating divisions use a proprietary computer-based project estimating system that reflects our significant accumulated experience. We believe that an exhaustive, detailed approach to a project’s estimate and bid is important in order to best identify the project’s risks and opportunities. Our estimates are comprehensive in nature, sometimes totaling hundreds of pages of analysis. Each project is broken down into items of work, for which separate labor, equipment and materials estimates are made and subcontractor quotes are solicited and analyzed. Once a project begins, the estimate provides us with a budget against which the actual project cost is regularly measured, enabling us to manage our projects more effectively.

Information about our business segments is incorporated in Note 16 of the “Notes to the Consolidated Financial Statements.”

Branch Division. In 2005, Branch Division contract revenue and sales of aggregate products was $1.6 billion (60.3% of our total revenue), compared with $1.3 billion (60.3% of our total revenue) in 2004. The Branch Division has both public and private sector clients. Public sector activities include both new construction and improvement of streets, roads, highways and bridges. Major private sector contracts include site preparation for housing and commercial development, including excavation, grading and street paving, and installation of curbs, gutters, sidewalks and underground utilities.

The Branch Division currently has 12 branch offices in the western United States with additional satellite operations. Our eight branch offices in California are located in Bakersfield, Fresno (Central Valley), Indio (Southern California), Sacramento (Northern California), Santa Clara (Bay Area), Santa Barbara, Stockton and Watsonville (Monterey Bay Area). Our branch offices outside of California are located in Arizona, Nevada, Utah, and our majority-owned subsidiary Wilder Construction Company (“Wilder”), which has locations in Alaska, Oregon and Washington. Each branch effectively operates as a local or regional construction company and our branch management is encouraged to participate actively in the local community. While individual branch revenues vary from year to year, in 2005 these revenues ranged from $67.6 million to $256.3 million.

As part of our strategy, our branches mine aggregates and operate plants that process aggregates into construction materials for internal use and for sale to others. These activities are integrated into the Branch Division construction business providing both a source of profits and a competitive advantage to our construction business through the readily available supply of materials. The amount of aggregate products produced in these branch operations that are used in our construction projects was approximately 42.0% during 2005 and has ranged from 37.0% to 52.0% over the last five years. The remainder is sold to unaffiliated parties and accounted for the following:

Years Ended December 31,	2005	2004	2003
(in thousands)
Material sales to unaffiliated parties	$334,290	$264,353	$252,745
Percent of total revenue	12.7%	12.4%	13.7%
Percent of Branch revenue	21.0%	20.5%	21.9%

We have significant aggregate reserves that we have acquired by ownership in fee or through long-term leases.

Heavy Construction Division. In 2005, revenue from HCD was $1,030.1 million (39.0% of our total revenue), compared with $848.6 million (39.7% of our total revenue) in 2004. Like the Branch Division, HCD builds infrastructure projects for both public and private sector clients. Its projects have included major highways, large dams, mass transit facilities, bridges, pipelines, canals, tunnels, waterway locks and dams, and airport infrastructure. It also performs activities such as demolition, clearing, large-scale earthwork and grading, dewatering, drainage improvements, structural concrete, rail signalization, and concrete and asphalt paving. HCD projects are usually larger and more complex than those performed by the Branch Division. HCD is working on or has completed projects in 25 states from coast to coast.

HCD markets, estimates, bids and provides management oversight of its projects from our Watsonville, California headquarters and its five regional estimating offices in Davis, California; Tampa, Florida; Bloomington, Minnesota; Mt. Vernon, New York and Lewisville, Texas. Project staff located at job sites have the managerial, technical and clerical capacity to meet on-site project management requirements. HCD has the ability, if appropriate, to process locally sourced aggregates into construction materials using owned or rented portable crushing, concrete and asphalt processing plants.

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

Design/build is increasingly being used as a method of project delivery. Unlike traditional projects where owners first hire a design firm or design a project themselves and then put the project out to bid for construction, design/build projects provide the owner with a single point of responsibility and a single contact for both design and construction. HCD’s revenue from design/build projects has grown over the last several years and represented 49.1% of HCD revenue (20.3% of total company revenue) in 2005 and 37.4% of HCD revenue (16.0% of total company revenue) in 2004. Although these projects carry additional risk as compared to traditional bid/build projects, the profit potential can also be higher. We frequently bid design/build projects as a part of a joint venture team.

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

Infrastructure Construction Focus - We concentrate our core competencies on this segment of the construction industry, which includes the building of roads, highways, bridges, dams and tunnels, mass transit facilities, railroad infrastructure and underground utilities as well as site preparation. This focus incorporates our specialized strengths, which include grading, paving and concrete structures.

Employee Development - We believe that our employees are key to the successful implementation of our business strategies. Significant resources are employed to attract, nurture and retain extraordinary talent and fully develop each employee’s capabilities.

Ownership of Aggregate Materials and Construction Equipment - We own and lease aggregate reserves and own processing plants that are vertically integrated into our construction operations and we own a large fleet of carefully maintained heavy construction equipment. By ensuring availability of these resources at favorable cost, we believe we have bidding advantages in many of our markets, as well as a reliable source of revenue from the sale of construction materials to unaffiliated parties.

Selective Bidding - We focus our resources to bid on jobs that meet our selective bidding criteria, which includes analyzing the risk of a potential job in relation to available personnel to estimate and prepare the proposal, degree of competition, experience with the type of work, relationship with the owner, local resources and partnerships, equipment resources, and size and complexity of the job.

Diversification - To mitigate the risks inherent in construction and general economic factors, we pursue projects: (i) in both the public and private sectors; (ii) for a wide range of customers within each sector (from the federal government to small municipalities and from large corporations to individual homeowners); (iii) in diverse geographic markets; (iv) that are design/build, lump sum and fixed unit price; and (v) of various sizes, durations and complexities.

Decentralized Profit Centers - We approach each selected market with a local focus through our decentralized structure. Each of our branches and most HCD regional offices are individual profit centers.

Profit-based Incentives - We compensate our profit center managers with lower-than-market fixed salaries coupled with a substantial variable cash and restricted stock incentive element based on the annual profit performance of their respective profit centers.

Controlled Expansion - We intend to continue our expansion by selectively adding branches or branch satellite locations in the western United States, exploring opportunities to establish branch-like businesses in other areas of the country through acquisitions, and pursuing major infrastructure projects throughout the nation. Additionally, we intend to leverage our financial capacity by investing in a limited number of real estate development projects that we believe will provide an acceptable return on our investment.

Accident Prevention - We believe that the prevention of accidents is both a moral obligation and good business. By identifying and concentrating resources to address jobsite hazards, we continually strive to reduce our incident rates and the costs associated with accidents.

Environmental Responsibility - We believe it benefits everyone to maintain environmentally responsible operations. We are committed to effective measures to protect the environment and maintain good community relations. We continually monitor our performance in this area and take our responsibilities to the communities we work in and in compliance with government agency requirements seriously.

Quality and High Ethical Standards - We emphasize the importance of performing high quality work and maintaining high ethical standards through an established code of conduct and an effective corporate compliance program.

Customers

We have customers in both the public and private sectors. The Branch Division’s largest volume customer is the California Department of Transportation (“Caltrans”). In 2005, contracts with Caltrans represented 4.8% of our revenue, and total public sector revenue generated in California represented 20.1% of our revenue. Other Branch Division customers include departments of transportation of other states, county and city public works departments, school districts and developers and owners of industrial, commercial and residential sites. HCD’s customers are predominantly in the public sector and currently include the state departments of transportation in a number of states as well as local transit authorities and federal agencies (see Note 1 of the “Notes to the Consolidated Financial Statements”).

Backlog

Our backlog includes the total value of awarded contracts that have not been completed, including our proportionate share of unconsolidated joint venture contracts. Our backlog was approximately $2.3 billion and $2.4 billion at December 31, 2005 and 2004, respectively. Approximately $1.6 billion of the December 31, 2005 backlog is expected to be completed during 2006. With the exception of certain federal government contracts, we include a construction project in our backlog at such time as a contract is awarded and funding is in place. Certain federal government contracts that extend beyond one year are funded on a year-by-year basis. Included in our backlog at December 31, 2005 is approximately $20.2 million for which federal government funding has not yet been fully appropriated. Substantially all of the contracts in our backlog may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past (see “Contract Provisions and Subcontracting”). A sizeable percentage of our anticipated contract revenue in any year is not reflected in our backlog at the start of the year due to the short duration of smaller Branch Division projects that are initiated and completed during each year (“turn business”). Backlog by segment is presented in “Backlog” under “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Equipment and Plants

We own many pieces of equipment, including cranes, bulldozers, barges, backhoes, excavators, scrapers, motor graders, loaders, trucks, pavers and rollers as well as construction materials processing plants. In 2005 and 2004, we spent approximately $90.6 million and $46.6 million, respectively, for construction equipment, plants and vehicles. At December 31, 2005 and 2004, we owned the following construction equipment, plants and vehicles:

December 31,	2005	2004
Heavy construction equipment	2,467	2,364	units
Trucks, truck-tractors and trailers and vehicles	4,958	4,908	units
Aggregate crushing plants	50	49	plants
Asphalt concrete plants	57	57	plants
Portland cement concrete batch plants	26	26	plants
Asphalt rubber plants	4	4	plants
Lime slurry plants	9	11	plants

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

Employees

On December 31, 2005, we employed approximately 1,900 salaried employees, who work in management, estimating and clerical capacities, and 3,300 hourly employees. The total number of hourly personnel employed by us is subject to the volume of construction in progress. During 2005, the number of hourly employees ranged from 3,200 to 6,600 and averaged approximately 5,200. Our wholly owned subsidiaries, Granite Construction Company and Granite Construction Northeast, Inc. (formerly Granite Halmar Construction Company, Inc.) and our majority-owned subsidiary, Wilder Construction Company are parties to craft collective bargaining agreements in many areas in which they work.

We believe our employees are our most valuable resource and that our workforce possesses a strong dedication to and pride in our company. Among salaried and non-union hourly employees, this dedication is reinforced by 21.5% equity ownership through our Employee Stock Ownership Plan, our Profit Sharing and 401k Plan and performance-based incentive compensation arrangements at December 31, 2005. Our managerial and supervisory personnel have an average of approximately 10 years of service with us.

Competition

Factors influencing our competitiveness include price, reputation for quality, the availability of aggregate materials, machinery and equipment, financial strength, knowledge of local markets and conditions, and project management and estimating abilities. Although some of our competitors are larger than us and may possess greater resources, we believe that we compete favorably on the basis of the foregoing factors. Historically, the construction business has not usually required large amounts of capital, particularly for the smaller size of construction work pursued by our Branch Division, which can result in relative ease of market entry for companies possessing acceptable qualifications. Branch Division competitors range from small local construction companies to large regional and national construction companies. While the market areas of these competitors overlap with several of the markets served by our branches, few, if any, compete in all of our market areas. In addition, most of our branches own and/or have long-term leases on aggregate resources that provide an extra measure of competitive advantage in certain markets. HCD normally competes with large regional and national construction companies, which may or may not be larger than Granite. Although the construction business is highly competitive, we believe we are well positioned to compete effectively in the markets in which we operate.

Contract Provisions and Subcontracting

Our contracts with our customers are primarily either “fixed unit price” or “fixed price.” Under fixed unit price contracts, we are committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete poured or cubic yard of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk of performing all the work for the specified amount. The percentage of fixed price contracts in our backlog has increased from approximately 58.0 % at December 31, 2004 to approximately 63.0% at December 31, 2005. Our contracts are generally obtained through competitive bidding in response to advertisements by federal, state and local government agencies and private parties. Less frequently, contracts may be obtained through direct negotiations with private owners. Our contract risk mitigation process includes identifying risks and opportunities during the bidding process, review of bids fitting certain criteria by various levels of management and, in some cases, by the executive committee of our Board of Directors.

There are a number of factors that can create variability in contract performance and results as compared to a project’s original bid. The most significant of these include the completeness and accuracy of the original bid, costs associated with added scope changes, extended overhead due to owner and weather delays, subcontractor performance issues, changes in productivity expectations, site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable), the availability and skill level of workers in the geographic location of the project and a change in the availability and proximity of equipment and materials. All of these factors can impose inefficiencies on contract performance, which can drive up costs and lower profits. Conversely, if any of these or other factors are more positive than the assumptions in our bid, project profitability can improve. Design/build projects carry other risks such as the risk inherent in estimating quantities and prices before the project design is completed and design error risk, including additional construction costs due to any design errors, liability to the contract owner for the design of the project and right-of-way and permit acquisition costs. Although we manage this additional risk by adding contingencies to our bid amounts, obtaining errors and omissions insurance and obtaining indemnifications from our design consultants where possible, there is no guarantee that these risk management strategies will always be successful.

All state and federal government contracts and most of our other contracts provide for termination of the contract for the convenience of the contract owner, with provisions to pay us for work performed through the date of termination. We have not been materially adversely affected by these provisions in the past. Many of our contracts contain provisions that require us to pay liquidated damages if specified completion schedule requirements are not met and these amounts can be significant.

We act as prime contractor on most of the construction projects we undertake. We accomplish the majority of our projects with our own resources and subcontract specialized activities such as electrical and mechanical work. As prime contractor, we are responsible for the performance of the entire contract, including subcontract work. Thus, we may be subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated. We manage this risk by reviewing the size of the subcontract, the financial stability of the subcontractor and other factors and, based on this review, determine whether to require that the subcontractor furnish a bond or other type of security that guarantees their performance. Disadvantaged business enterprise regulations require us to use our best efforts to subcontract a specified portion of contract work done for governmental agencies to certain types of disadvantaged subcontractors. Some of these subcontractors or other subcontractors may not be able to obtain surety bonds or other types of security.

Insurance and Bonding

We maintain general and excess liability, construction equipment and workers’ compensation insurance; all in amounts consistent with industry practices.

In connection with our business, we generally are required to provide various types of surety bonds that provide an additional measure of security for our performance under certain public and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time to time. In the last few years we have seen a steady decrease in the capacity of the surety market, driven primarily by substantial increases in surety industry losses and consolidation in the surety market through acquisition. This shrinking capacity has resulted in higher premiums and increased difficulty obtaining bonding, in particular for larger more complex projects throughout the market. In order to help mitigate these factors, we employ a co-surety structure involving three sureties. Our majority owned subsidiary, Wilder Construction Company, continues to work with a single surety and obtains surety bonds on a stand alone basis. Although we do not believe that this shrinking surety market capacity has significantly impacted our ability to grow our business, there is no assurance that it will not significantly impact our ability to obtain new contracts in the future (see “Item 1A. Risk Factors”).

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

Website Access

Our website address is www.graniteconstruction.com. On our website we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information on our website is not incorporated into, and is not part of, this report. These reports, and any amendments to them, are also available at the website of the SEC, www.sec.gov.

Item 1A. RISK FACTORS

Set forth below and elsewhere in this Report and in other documents we file with the SEC are various risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in the Report or otherwise adversely affect our business.

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

•
Accounting for our revenues and costs involves significant estimates. As further described in “Critical Accounting Estimates” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” accounting for our contract related revenues and costs as well as other cost items requires management to make a variety of significant estimates and assumptions. Although we believe we have sufficient experience and processes to enable us to formulate appropriate assumptions and produce reliable estimates, these assumptions and estimates may change significantly in the future and these changes could have a material adverse effect on our financial position and the results of our operations.

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

•
We use certain commodity products that are subject to significant price fluctuations. Diesel fuel, asphalt oil and other petroleum-based products are used to fuel and lube our equipment and operate our hot materials processing plants and are a significant part of the asphalt paving materials that are used in many of our construction projects and are sold to outside parties. Although we are partially protected by asphalt or fuel price escalation clauses in some of our contracts, not all contracts provide such protection. We also use cement, steel and other commodities in our construction projects that can be subject to significant price fluctuations. We have not been significantly adversely effected by price fluctuations in the past; however, there is no guarantee that we will not be in the future.

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

•
Failure of our subcontractors to perform as anticipated could have a negative impact on our results. As further described under “Contract Provisions and Subcontracting” above, we subcontract a portion of many of our contracts to specialty subcontractors and we are ultimately responsible for the successful completion of their work. Although we seek to require bonding or other forms of guarantees, we are not always successful in obtaining those bonds or guarantees from our higher risk subcontractors, and there is no guarantee that we will not incur a material loss due to subcontractor performance issues.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

The following table provides our estimate of certain information about our properties as of December 31, 2005:

	Land Area	Building Square Feet	Permitted Aggregate Reserves (tons)	Unpermitted Aggregate Reserves (tons)
Office and shop space (owned and leased)	1,000 acres	1.0 million	N/A	N/A
Owned quarry property	N/A	N/A	430.0 million	35.0 million
Leased quarry property	N/A	N/A	350.0 million	72.0 million
Real estate held for sale	2,500 acres	N/A	N/A	N/A

Approximately 23% of the office and shop space is used by HCD and the remainder is used by the Branch Division at their various locations throughout the western United States. The quarry property is located at Branch Division locations throughout the western United States. We consider our available and future aggregate reserves adequate to meet our expected operating needs. We pursue a plan of acquiring new sources of aggregate reserves to replenish those depleted and to support future growth with a goal of maintaining approximately thirty years of aggregate reserves at most of our Branch locations.

Item 3. LEGAL PROCEEDINGS

Eldredge

A $9.3 million judgment was entered in June 2005 against our wholly owned subsidiary Granite Construction Company (“GCCO”) by the District Court Clark County; Nevada, in an action entitled Eldredge vs. Las Vegas Valley Water District, GCCO, et al. The civil lawsuit was initially brought by a former employee of GCCO against the Las Vegas Water District in June 2000. The plaintiff subsequently filed an amended complaint on June 10, 2003, bringing GCCO into the action and seeking compensation in addition to the worker’s compensation payments the employee previously accepted for injuries sustained when a trench excavation collapsed. The jury issued a verdict finding against GCCO on two causes of action, assault and battery and intentional infliction of emotional distress. The judgment awarded damages for past and future lost wages, medical expenses and pain and suffering. Although no punitive damages were assessed, GCCO’s insurance carriers have denied coverage for this judgment.

On June 23, 2005, GCCO filed several post-trial motions seeking reconsideration by the trial court as well as a reduction in the amount of the judgment. These post-trial motions were heard in September 2005. If we do not agree with the judge’s rulings on these post-trial motions, we intend to pursue an appeal. We anticipate that the appeal process will take between 12 and 18 months to complete. During the three months ended June 30, 2005, we recorded a provision of $9.3 million, which was estimated based on the amount of the judgment described above. The judgment will accrue interest until it is satisfied.

After the verdict was issued, the plaintiff filed a motion seeking monetary sanctions against GCCO in the amount of $26.8 million (a multiple of the jury verdict) based on allegations that GCCO and/or its trial counsel improperly withheld and/or attempted to influence testimony in respect to the case. GCCO’s opposition to the motion and the plaintiff’s reply have been filed with the Court. We believe that the plaintiff has failed to submit any meaningful proof to support these allegations, that the motion is without merit and that it is highly unlikely that the motion will be granted. The judge decided after the sanctions motion was heard in September 2005 to reserve any decision until after the appeal and calendared the motion for a status check in September 2006.

Wasatch Constructors

GCCO, as a member of a joint venture, Wasatch Constructors, is among a number of construction companies that were named along with the Utah Department of Transportation in a lawsuit filed in the United States District Court for the District of Utah. The plaintiffs are two independent contractor truckers who filed the lawsuit on behalf of the United States under the federal False Claims Act seeking to recover damages and civil penalties in excess of $46.4 million.

The original complaint was filed in January 1999, and the third amended complaint was filed in February 2003.

On October 5, 2005, the District Court granted Wasatch Constructors’ motion to dismiss the entire case. The Court dismissed the case with prejudice and without leave to amend. The plaintiffs did not appeal the Court’s decision to dismiss, and the time to file such an appeal has expired.

Silica

GCCO is one of approximately 100 to 300 defendants in six active California Superior Court lawsuits, four of which were served against Granite in 2005 and two were served in 2006, in Alameda County (Riley v. A-1 Aggregates, et al.; Molina v/ A-1 Aggregates, et al.; Dominguez v/ A-1 Aggregates, et al.; Cleveland v. A. Teichert & Son.; Guido v. A. Teichert & Son, Inc.; and Williams v/ A. Teichert & Son, Inc.). Each lawsuit was brought by a single plaintiff who, by way of various causes of action, including strict product and market share liability, alleges personal injuries caused by exposure to silica products and related materials during the plaintiffs’ use or association with sand blasting or grinding concrete. The plaintiff in each lawsuit has categorized the defendants as equipment defendants, respirator defendants, premises defendants and sand defendants. We have been identified as a sand defendant, meaning a party that manufactured, supplied or distributed silica-containing products. Our preliminary investigation revealed that we have not knowingly sold or distributed abrasive silica sand for sandblasting, and therefore, we believe the probability of these lawsuits resulting in an incurrence of a material liability is remote. We have been dismissed from seven other similar lawsuits, six of which were served in 2004 and one that was served in 2005. In addition, we have been apprised of two complaints that are based on similar allegations of exposure to silica containing products being filed, but not served, against GCCO and more than one hundred other defendants in California Superior Court. We are investigating the specific allegations against GCCO for these new complaints.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position
William G. Dorey	61	President, Chief Executive Officer and Director
Mark E. Boitano	57	Executive Vice President and Chief Operating Officer
William E. Barton	61	Senior Vice President and Chief Financial Officer
Michael F. Donnino	51	Senior Vice President and Heavy Construction Division Manager
James H. Roberts	49	Senior Vice President and Branch Division Manager

Granite Construction Incorporated was incorporated in Delaware in January 1990 as the holding company for Granite Construction Company, which was incorporated in California in 1922. All dates of service for our executive officers include the periods in which they served for Granite Construction Company.

Mr. Dorey has been an employee of Granite since 1968 and has served in various capacities, including President and Chief Executive Officer since January 2004, President and Chief Operating Officer from February 2003 to December 2003, Executive Vice President and Chief Operating Officer from 1998 to February 2003, Senior Vice President and Manager, Branch Division from 1987 to 1998, and Vice President and Assistant Manager, Branch Division from 1983 to 1987. Mr. Dorey is also a director of Wilder Construction Company and served as a director of TIC Holdings, Inc. from 1997 to 2002. He received a B.S. degree in Construction Engineering from Arizona State University in 1967. He has also served as a member of our Board of Directors since January 2004.

Mr. Boitano has been an employee of the Company since 1977 and has served in various capacities, including Chief Operating Officer since January 2004 and Executive Vice President since February 2003. He also served as Branch Division Manager from 1998 to January 2004, and Senior Vice President from 1998 to February 2003. In 2001, he became a director of Wilder Construction Company. Mr. Boitano received a B.S. degree in Civil Engineering from Santa Clara University in 1971 and an M.B.A. degree from California State University, Fresno in 1977.

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

Mr. Donnino joined Granite in 1977 and has served as Senior Vice President and Heavy Construction Division Manager since January 2005. He served as Vice President and Heavy Construction Division Assistant Manager during 2004, Texas Regional Manager from 2000 to 2003 and Dallas Estimating Office Area Manager from 1991 to 2000. Mr. Donnino received a B.S.C.E. in Structural, Water and Soils Engineering from the University of Minnesota in 1976.

Mr. Roberts joined Granite in 1981 and has served in various capacities, including Senior Vice President and Branch Division Manager since May 2004, Vice President and Assistant Branch Division Manager from 1999 to 2004, and Regional Manager of Nevada and Utah Operations from 1995 to 1999. He received a B.S.C.E. in 1979 and an M.S.C.E. in 1980 from the University of California, Berkeley, and an M.B.A. from the University of Southern California in 1981.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the ticker symbol GVA. See “Quarterly Results” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” for a two-year summary of quarterly dividends and high and low sales prices of our stock.

We have paid quarterly cash dividends since the second quarter of 1990 and we expect to continue to pay quarterly cash dividends. However, declaration and payment of dividends is within the sole discretion of our Board of Directors, subject to limitations imposed by Delaware law and compliance with our credit agreements, and will depend on our earnings, capital requirements, financial condition and such other factors as the Board of Directors deems relevant.

As of February 13, 2006, there were 41,714,708 shares of our common stock outstanding held by 944 shareholders of record.

During the three months ended December 31, 2005, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended December 31, 2005:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs[2]	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
October 1, 2005 through October 31, 2005	-	-	-	$22,787,537
November 1, 2005 through November 30, 2005	-	-	-	$22,787,537
December 1, 2005 through December 31, 2005	203	$38.30	-	$22,787,537
	203	$38.30	-

1The total number of shares purchased includes shares purchased in connection with employee tax withholding for shares granted under our Amended and Restated 1999 Equity Incentive Plan.

2On October 16, 2002, we publicly announced that our Board of Directors had authorized us to repurchase up to $25.0 million worth of shares of our common stock at management’s discretion on the open market or in privately negotiated block purchases, exclusive of repurchases related to employee benefit plans.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated operations data for 2005, 2004 and 2003 and consolidated balance sheet data as of December 31, 2005 and 2004 set forth below have been derived from our audited consolidated financial statements, and are qualified by reference to those consolidated financial statements. The selected consolidated operations data for 1995 through 2002 and the consolidated balance sheet data as of December 31, 1995 through 2003 have been derived from our audited consolidated financial statements not included herein. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

Selected Consolidated Financial Data
Years Ended December 31,	2005	2004*	2003	2002	2001	2000	1999	1998	1997	1996	1995
	(In Thousands, Except Per Share Data)
Operating Summary
Revenue	$2,641,352	$2,136,212	$1,844,491	$1,764,742	$1,547,994	$1,348,325	$1,328,774	$1,226,100	$1,028,205	$928,799	$894,796
Gross profit	319,372	222,021	226,450	224,584	183,616	190,618	179,201	153,092	111,730	110,655	111,963
As a percent of revenue	12.1	10.4	12.3	12.7	11.9	14.1	13.5	12.5	10.9	11.9	12.5
General and administrative expenses	183,392	157,035	151,879	146,467	119,282	105,043	94,939	83,834	73,593	71,587	69,610
As a percent of revenue	6.9	7.4	8.2	8.3	7.7	7.8	7.1	6.8	7.2	7.7	7.8
Net income	83,150	57,007	60,504	49,279	50,528	55,815	52,916	46,507	27,832	27,348	28,542
As a percent of revenue	3.2	2.7	3.3	2.8	3.3	4.1	4.0	3.8	2.7	2.9	3.2
Net income per share:
Basic	$2.05	$1.41	$1.51	$1.23	$1.27	$1.41	$1.35	$1.17	$0.70	$0.70	$0.73
Diluted	2.02	1.39	1.48	1.21	1.24	1.38	1.31	1.13	0.69	0.68	0.72
Weighted average shares of common stock:
Basic	40,614	40,390	40,175	40,016	39,794	39,584	39,087	39,839	39,596	39,311	38,874
Diluted	41,249	41,031	40,808	40,723	40,711	40,409	40,445	41,009	40,413	40,122	39,711
Balance Sheet
Total assets	$1,472,230	$1,277,954	$1,060,410	$983,819	$929,684	$711,142	$679,572	$626,571	$551,809	$473,045	$454,744
Cash, cash equivalents and marketable securities	301,381	277,692	201,985	182,694	193,233	100,731	108,077	121,424	72,769	72,230	66,992
Working capital	367,801	355,927	274,947	220,396	248,413	180,051	143,657	142,448	103,910	92,542	77,179
Current maturities of long-term debt	26,888	15,861	8,182	8,640	8,114	1,130	5,985	10,787	12,921	10,186	13,948
Long-term debt	124,415	148,503	126,708	132,380	131,391	63,891	64,853	69,137	58,396	43,602	39,494
Other long-term liabilities	46,556	40,641	29,938	13,742	10,026	6,370
Shareholders’ equity	621,560	550,474	504,891	454,869	418,502	377,764	327,732	301,282	257,434	233,605	209,905
Book value per share	14.91	13.23	12.16	11.03	10.19	9.24	8.09	7.26	6.26	5.73	5.22
Dividends per share	0.40	0.40	0.40	0.32	0.32	0.29	0.27	0.20	0.16	0.17	0.13
Common shares outstanding	41,682	41,612	41,528	41,257	41,089	40,882	40,494	41,474	41,100	40,784	40,242
Backlog	$2,331,540	$2,437,994	$1,985,788	$1,856,451	$1,377,172	$1,120,481	$793,256	$901,592	$909,793	$597,876	$590,075

* Effective January 1, 2004, we adopted Financial Accounting Standards Board Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (see Note 5 of the “Notes to the Consolidated Financial Statements”).

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

We are one of the largest heavy civil contractors in the United States and are engaged in the construction of highways, dams, airport infrastructure, mass transit facilities and other infrastructure-related projects. We have offices in Alaska, Arizona, California, Florida, Minnesota, Nevada, New York, Oregon, Texas, Utah and Washington. Our business involves two operating segments: the Branch Division and the Heavy Construction Division.

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

Current Year Overview

Comparative Financial Summary
Years ended December 31,	2005	2004	2003
(in thousands)
Revenue	$2,641,352	$2,136,212	$1,844,491
Gross profit	319,372	222,021	226,450
General and administrative expenses	183,392	157,035	151,879
Provision for legal judgment	9,300	-	-
Gain on sale of property and equipment	8,235	18,566	4,714
Operating income	134,915	83,552	79,285
Net income	83,150	57,007	60,504

Our results of operations for the year ended December 31, 2005 reflect significantly higher operating income from our branch division compared with the corresponding period in 2004, which were primarily driven by the strong private sector market in the west and the ability to work well into the fourth quarter due to mild weather conditions. Branch Division operating results also include the recognition of a provision related to an unfavorable legal judgment in the second quarter of 2005. Our Heavy Construction Division did experience some improvement in operating income in 2005 compared with 2004. HCD gross profit in 2005 and 2004 includes a reduction in gross profit for the net effects of changes in estimates of project profitability of $31.0 million and $40.0 million, respectively.

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

Certain of our accounting policies and estimates require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from construction contracts, the valuation of long-lived assets and insurance estimates. We evaluate all of our estimates and judgments on an on-going basis.

Revenue Recognition for Construction Contracts: Our contracts with our customers are primarily either “fixed unit price” or “fixed price.” Under fixed unit price contracts, we are committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete poured or cubic yards of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk that we may not be able to perform all the work profitably for the specified contract amount. The percentage of fixed price contracts in our backlog has increased from approximately 58.0% at December 31, 2004 to approximately 63.0% at December 31, 2005. All state and federal government contracts and many of our other contracts provide for termination of the contract for the convenience of the party contracting with us, with provisions to pay us for work performed through the date of termination.

We use the percentage of completion accounting method for construction contracts in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue and earnings on construction contracts, including construction joint ventures, are recognized using the percentage of completion method in the ratio of costs incurred to estimated final costs. Revenue in an amount equal to cost incurred is recognized prior to contracts reaching 25% completion. The related profit is deferred until the period in which such percentage completion is attained. It is our judgment that until a project reaches 25% completion, there is insufficient information to determine what the estimated profit on the project will be with a reasonable level of assurance. Revenue from contract claims is recognized when we have a signed settlement agreement and payment is assured. Revenue from contract change orders, which occur in most large projects, is recognized when the owner has agreed to the change order in writing. Provisions are recognized in the statement of income for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. Contract cost consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). Depreciation is provided using accelerated methods for construction equipment. Contract cost is recorded as incurred and revisions in contract revenue and cost estimates are reflected in the accounting period when known. The 25% threshold is applied to all percentage of completion projects without exception unless and until we project a loss on the project, in which case the estimated loss is immediately recognized.

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Our cost estimates for all of our significant projects use a highly detailed “bottom up” approach and we believe our experience allows us to produce materially reliable estimates. However, our projects can be highly complex and in almost every case the profit margin estimates for a project will either increase or decrease from the amount that was originally estimated at the time of bid. Because we have many projects of varying levels of complexity and size in process at any given time (during 2005 we worked on over 3,700 projects) these changes in estimates can offset each other without materially impacting our overall profitability. However, large changes in cost estimates, particularly in the bigger, more complex projects in our Heavy Construction Division, have had and can in future periods have a significant effect on profitability.

There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include the completeness and accuracy of the original bid, costs associated with added scope changes, extended overhead due primarily to owner and weather delays, subcontractor performance issues, changes in productivity expectations, site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable), the availability and skill level of workers in the geographic location of the project and a change in the availability and proximity of equipment and materials. The foregoing factors as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit between periods and these fluctuations may be significant.

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

We had approximately $27.9 million in goodwill at December 31, 2005, $18.0 million relating to HCD and $9.9 million relating to our Branch Division. We perform goodwill impairment tests on an annual basis and more frequently when events and circumstances occur that indicate a possible impairment of goodwill. In determining whether there is an impairment of goodwill, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using a discounted future cash flow method. We then compare the resulting fair value to the net book value of the reporting unit, including goodwill. If the net book value of a reporting unit exceeds its fair value, we would measure the amount of the impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we recognize a goodwill impairment loss. We performed our annual impairment test in 2005 and we determined that no impairment had occurred. The discounted future cash flow method used in the first step of our impairment test involves significant estimates including future cash inflows from estimated revenues, future cash outflows from estimated project cost and general and administrative costs, estimates of timing of collection and payment of various items and future growth rates as well as discount rate and terminal value assumptions. Although we believe the estimates and assumptions that we used in testing for impairment are reasonable and supportable, significant changes in any one of these assumptions could produce a significantly different result.

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

Current Year

Revenue

Total Revenue
Years ended December 31,	2005		2004		2003
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Revenue by Division:
Branch Division	$1,591,545	60.3	$1,287,615	60.3	$1,152,726	62.5
Heavy Construction Division	1,030,109	39.0	848,597	39.7	691,765	37.5
Other	19,698	0.7	-	-	-	-
Total	$2,641,352	100.0	$2,136,212	100.0	$1,844,491	100.0

Branch Division Revenue
Years ended December 31,	2005		2004		2003
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
California:
Public sector	$374,642	43.0	$397,349	53.9	$377,195	55.2
Private sector	282,752	32.4	174,282	23.6	146,460	21.4
Material sales	214,520	24.6	165,379	22.5	160,182	23.4
Total	$871,914	100.0	$737,010	100.0	$683,837	100.0
West (excluding California):
Public sector	$437,677	60.8	$355,143	64.5	$303,564	64.7
Private sector	164,821	22.9	97,641	17.7	73,988	15.8
Material sales	117,133	16.3	97,821	17.8	91,337	19.5
Total	$719,631	100.0	$550,605	100.0	$468,889	100.0
Total Branch Division Revenue:
Public sector	$812,319	51.0	$752,492	58.4	$680,759	59.1
Private sector	447,573	28.1	271,923	21.1	220,448	19.1
Material sales	331,653	20.9	263,200	20.5	251,519	21.8
Total	$1,591,545	100.0	$1,287,615	100.0	$1,152,726	100.0

Branch Division Revenue: Revenue from our Branch Division increased $303.9 million, or 23.6%, in the year ended December 31, 2005 from the year ended December 31, 2004. This increase was largely driven by the strong housing market, particularly in California and Nevada. A strong housing market increases demand for our services, including housing and commercial site development and related infrastructure such as roads and sewer systems. This private sector demand was also a major factor in the increased sales of materials in California, which grew by $49.1 million, or 29.7%, in the year ended December 31, 2005 from the year ended December 31, 2004. A portion of the Branch Division increase was also attributable to mild weather in the fourth quarter of 2005 which enabled many of our locations to complete more work in the quarter than in the fourth quarter of 2004.

HCD Revenue
Years ended December 31,	2005		2004		2003
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Revenue by Geographic Area:
South	$231,133	22.4	$168,803	19.9	$162,586	23.5
West	205,480	19.9	69,124	8.1	88,382	12.8
Southeast	176,088	17.1	167,925	19.8	158,554	22.9
Northeast	324,477	31.5	346,704	40.9	216,741	31.3
Other	92,931	9.1	96,041	11.3	65,502	9.5
Total	$1,030,109	100.0	$848,597	100.0	$691,765	100.0
Revenue by Market Sector:
Public sector	$995,707	96.7	$800,605	94.3	$658,294	95.2
Private sector	31,765	3.1	46,839	5.5	32,245	4.7
Material sales	2,637	0.2	1,153	0.2	1,226	0.1
Total	$1,030,109	100.0	$848,597	100.0	$691,765	100.0
Revenue by Contract Type:
Fixed unit price	$323,048	31.4	$338,790	39.9	$286,902	41.5
Fixed price, including design/build	704,424	68.4	508,654	59.9	403,278	58.3
Other	2,637	0.2	1,153	0.2	1,585	0.2
Total	$1,030,109	100.0	$848,597	100.0	$691,765	100.0

HCD Revenue: Revenue from our Heavy Construction Division increased $181.5 million, or 21.4%, in the year ended December 31, 2005 from the year ended December 31, 2004, due primarily to the increase in volume from a higher backlog at the beginning of 2005 and several large project awards received in the first quarter of 2005. Revenue generated from projects with a contract value greater than $100 million increased to 57.6% of total HCD revenue in 2005 from 39.8% in 2004 and our minority partners’ share of our consolidated joint venture revenue increased to approximately $175.0 million in 2005 from approximately $111.6 million in 2004. Geographically, the largest increase was seen in the west, due primarily to a large design/build project in California that was awarded in 2004. Revenue from fixed price contracts increased from 59.9% of HCD revenue in 2004 to 68.4% of HCD revenue in 2005 due primarily to growth in design/build projects in our backlog.

Backlog

Total Backlog
December 31,	2005		2004
(in thousands)	Amount	Percent	Amount	Percent
Backlog by Division:
Heavy Construction Division	$1,603,284	68.8	$1,876,091	77.0
Branch Division	728,256	31.2	561,903	23.0
Total	$2,331,540	100.0	$2,437,994	100.0

HCD Backlog
December 31,	2005		2004
(in thousands)	Amount	Percent	Amount	Percent
Backlog by Geographic Area:
South	$354,400	22.1	$288,914	15.4
West	455,927	28.4	397,617	21.2
Southeast	224,549	14.0	378,262	20.2
Northeast	491,944	30.7	650,247	34.7
Other	76,464	4.8	161,051	8.5
Total	$1,603,284	100.0	$1,876,091	100.0
Backlog by Market Sector:
Public sector	$1,546,370	96.5	$1,814,037	96.7
Private sector	56,914	3.5	62,054	3.3
Total	$1,603,284	100.0	$1,876,091	100.0
Backlog by Contract Type:
Fixed unit price	$391,494	24.4	$623,554	33.2
Fixed price including design/build	1,211,790	75.6	1,252,537	66.8
Total	$1,603,284	100.0	$1,876,091	100.0

HCD Backlog: Backlog in our Heavy Construction Division at December 31, 2005 was $1,603.3 million, a decrease of $272.8 million, or 14.5%, from backlog at December 31, 2004. Additions to HCD backlog in the fourth quarter of 2005 included a $14.4 million levee repair project in New Orleans and HCD’s portion of a $182.9 million consolidated joint venture highway project in Utah which is being shared with the Branch Division. Subsequent to December 31, 2005, HCD was awarded a $266.8 million joint venture bridge replacement project in Mississippi and a 20% share of a joint venture project to construct a transportation hub at the World Trade Center in New York for which the total expected revenue is not yet determined.

Branch Division Backlog
December 31,	2005		2004
(in thousands)	Amount	Percent	Amount	Percent
California:
Public sector	$266,767	66.7	$159,520	60.9
Private sector	133,202	33.3	102,261	39.1
Total	$399,969	100.0	$261,781	100.0
West (excluding California):
Public sector	$270,687	82.5	$232,226	77.4
Private sector	57,600	17.5	67,896	22.6
Total	$328,287	100.0	$300,122	100.0
Total Branch Division backlog:
Public sector	$537,454	73.8	$391,746	69.7
Private sector	190,802	26.2	170,157	30.3
Total Branch Division backlog	$728,256	100.0	$561,903	100.0

Branch Division Backlog: Branch Division backlog at December 31, 2005 was $728.3 million, an increase of $166.4 million, or 29.6%, from December 31, 2004. The increase was due primarily to higher backlog in California, particularly from contracts in the public sector, including a $62.6 million freeway reconstruction project for the California Department of Transportation (“Caltrans”) that was awarded in the fourth quarter 2005. Branch Division awards in the fourth quarter of 2005 also included a $14.7 million road construction project in California. Subsequent to December 31, 2005, our Branch Division was awarded a $81.8 million joint venture highway reconstruction project in Northern California, a $44.9 million road construction project near Bakersfield, California and a $21.3 million residential site development project in Nevada.

Gross Profit

Years ended December 31,	2005	2004	2003
(in thousands)
Branch Division gross profit	$253,890	$185,509	$170,024
Percent of division revenue	16.0%	14.4%	14.7%
Heavy Construction Division gross profit	$50,470	$41,036	$56,920
Percent of division revenue	4.9%	4.8%	8.2%
Other	$15,012	$(4,524)	$(494)
Total gross profit	$319,372	$222,021	$226,450
Percent of revenue	12.1%	10.4%	12.3%

Gross Profit: As more fully described under “Critical Accounting Estimates” we recognize revenue only equal to cost, deferring profit recognition, until a project reaches 25% completion. Because we have a large number of projects at various stages of completion in our Branch Division, this policy generally has very little impact on the Branch Division’s gross profit on a quarterly or annual basis. However, HCD has fewer projects in process at any given time and those projects tend to be much larger than Branch Division projects. As a result, HCD gross profit as a percent of revenue can vary significantly in periods where one or several very large projects reach 25% completion and the deferred profit is recognized or conversely, in periods where backlog is growing rapidly and a higher percentage of projects are in their early stages with no associated gross margin recognition. Revenue from projects less than 25% complete, for which no margin has been recognized, is as follows:

Revenue from Contracts Less Than 25% Complete
Years ended December 31,	2005	2004	2003
(in thousands)
Branch Division	$19,457	$21,085	$12,773
Heavy Construction Division	56,655	111,126	95,091
Total revenue from contracts less than 25% complete	$76,112	$132,211	$107,864

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

Gross profit as a percent of revenue in our Branch Division increased to 16.0% in 2005 from 14.4% in 2004. Gross profit margins for both construction and the sale of materials in the Branch Division reflected our ability to capitalize on the continued strong private development market in many of the Division’s locations.

HCD gross profit as a percent of revenue in 2005 and 2004 of 4.9% and 4.8%, respectively, reflected the impact of downward revisions in the estimated profitability of certain contracts. The net impact of these estimate changes on recognized gross profit during 2005 was a reduction in gross profit of approximately $31.0 million. This compares with a net reduction in gross profit in 2004 of approximately $40.0 million (see Note 2 of the “Notes to the Consolidated Financial Statements”). We believe we have entitlement to additional compensation related to some of these projects and are actively pursuing these claims with the contract owners. However, the amount and timing of any future recovery is highly uncertain. While we recognize the impact of estimated costs immediately when known, under our accounting policies we do not recognize revenue from contract changes until we have a signed change order or executed claim settlement.

Other gross profit in 2005 is primarily related to sales of certain real estate development projects by consolidated subsidiaries of approximately $12.3 million. The minority partners’ share of this gross profit amount was approximately $6.1 million.

General and Administrative Expenses

Years ended December 31,	2005	2004	2003
(in thousands)
Salaries and related expenses	$94,901	$84,490	$80,154
Incentive compensation, discretionary profit sharing and other variable compensation	28,294	23,356	26,987
Other general and administrative expenses	60,197	49,189	44,738
Total	$183,392	$157,035	$151,879
Percent of revenue	6.9%	7.4%	8.2%

General and Administrative Expenses: General and administrative expenses increased by $26.4 million, or 16.8%, from 2004 to 2005. Salaries and related expenses increased in 2005 due primarily to additional staffing needed to support a higher volume of work. Incentive compensation, discretionary profit sharing and other variable compensation increased in 2005 due to higher profitability. The increase in other general administrative costs in 2005 related primarily to increased bidding activity and other costs related to higher revenue volume. Additionally, other general and administrative expense includes $3.5 million related to a reserve recorded in the fourth quarter of 2005 against a $3.5 million receivable that we accepted as a partial payment for work on a large private mass transit project which became operational in the latter half of 2004. The receivable is part of a series of bonds that formed the basis for the project owners’ funding for the entire project and is payable out of future fare revenues. In March 2005, one of the two services rating a series of these bonds reduced their rating to below investment grade. On February 10, 2006, the second rating service also reduced its rating, citing serious concerns about whether the project’s fare revenues would be adequate to pay the series of bonds that we hold. There is currently no market for these bonds and we have determined that a reserve of 100% of the carrying amount is appropriate. Other general and administrative costs also includes information technology, occupancy, office equipment and supplies, depreciation, travel and entertainment, outside services, advertising and marketing, training and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses.

Provision for Legal Judgment

Years ended December 31,	2005	2004	2003
(in thousands)
Provision for legal judgment	$9,300	$-	$-

Provision for Legal Judgment: In June 2005, we recorded a provision of $9.3 million related to an unfavorable judgment in a legal proceeding (see Note 15 of the “Notes to the Consolidated Financial Statements”).

Gain on Sales of Property and Equipment

Years ended December 31,	2005	2004	2003
(in thousands)
Gain on sales of property and equipment	$8,235	$18,566	$4,714

Gain on Sales of Property and Equipment: Gain on sales of property and equipment for the year ended December 31, 2004 included a $10.0 million gain on the sale of certain assets related to our redi-mix concrete business in Utah in March 2004.

Other Income (Expense)

Years ended December 31,	2005	2004	2003
(in thousands)
Interest income	$11,573	$7,962	$6,422
Interest expense	(6,932)	(7,191)	(8,577)
Equity in income of affiliates	1,497	6,162	17,657
Other, net	1,258	4,439	2,738
Total	$7,396	$11,372	$18,240

Other Income (Expense): Interest income increased $3.6 million, or 45.4%, in the year ended December 31, 2005 compared with the year ended December 31, 2004 due primarily to a higher average yield on higher interest bearing investments. The decrease in equity in income of affiliates in 2005 was due to approximately $6.7 million in gain recorded in 2004 related to the sale of certain assets by two partnerships in which we hold an equity method investment. The decrease in other, net in 2005 was due to a gain recognized in the fourth quarter of 2004 on the sale of certain shares of T.I.C. Holdings, Inc. (“TIC”) back to TIC (see Note 6 of the “Notes to the Consolidated Financial Statements”).

Provision for Income Taxes

Years ended December 31,	2005	2004	2003
(in thousands)
Provision for income taxes	$41,413	$28,477	$35,304
Effective tax rate	29.1%	30.0%	36.2%

Provision for Income Taxes: Our effective tax rate decreased to 29.1% in 2005 from 30.0% in 2004 due in part to an increase in our partners’ share of consolidated construction joint venture income. Generally, our construction joint ventures are not subject to income taxes on a stand-alone basis. Also contributing to the decreased effective tax rate in 2005 was the impact of a deduction based on income from qualified domestic production activities under the American Jobs Creation Act of 2004.

Minority Interest in Consolidated Subsidiaries

Years ended December 31,	2005	2004	2003
(in thousands)
Minority interest in consolidated subsidiaries	$(17,748)	$(9,440)	$(1,717)

Minority Interest in Consolidated Subsidiaries: Our minority interest in consolidated subsidiaries represents the minority owners’ share of the income of our consolidated subsidiaries, primarily Wilder Construction Company, certain real estate development entities and various consolidated construction joint ventures. The increase in minority interest in 2005 compared with 2004 is due to higher profitability of these entities in 2005.

Outlook

As we begin our 2006 construction season, we are encouraged by the strong demand for our goods and services, the improved outlook for public funding of transportation projects and the momentum of our Branch Division business in the West. We are also encouraged by the work our team in our Heavy Construction Division has been doing to turn this business around and we expect to see continued incremental bottom line improvement going forward.

HCD is experiencing significant bidding opportunities across the U.S. While we are not focusing on growing the division’s revenues, the current market is allowing us to exhibit more discipline on bid day in an effort to improve the profitability of our projects. Our strategy is to prepare quality bids, execute on our project plan and deliver the bottom line performance improvement we need from this business.

Our Branch Division is experiencing the best market we have seen in many years. Both the public and private sector markets are strong in most of the areas in which we work and are contributing to a healthy demand for our construction services and materials. In the public sector, funding for transportation, particularly in California, our largest market, is promising. According to Caltrans, new Caltrans contracting was approximately $900 million in fiscal 2004-05 and is expected to increase to $3.0 billion in fiscal 2005-06 once allocations by the California Transportation Commission are completed. With additional funding from the recently passed highway bill and proposed early repayment of Proposition 42 loans, it is anticipated that Caltrans contracting levels may reach the $4.0 billion range in fiscal 2006-07. Caltrans funding for transportation projects is primarily driven by revenues from taxes on gasoline, truck weight fees and federal programs.

We continue to be busy in the private sector market as well. We have worked hard over the past several years to cultivate relationships in this market and believe those efforts are paying off. It is also important to note that in addition to the benefits provided directly to our business, a strong private sector market absorbs capacity in the marketplace as well. As we have historically seen, this tends to help create a market which typically will support higher margins.

We anticipate our aggregates business will remain strong. The ownership of aggregate materials is proving to be extremely valuable both as a resource for our core construction business as well as a strategic and profitable retail business. Our long term plan is to continue to invest in this part of our business by acquiring additional aggregate reserves, permitting or “green fielding” new facilities and expanding our existing operations.

Our industry continues to be challenged with a shortage of skilled labor and we expect the industry will continue to face this challenge as the demand for construction-related services remains strong or grows across the United States. At Granite, we are working diligently to implement specialized training programs to develop our people and improve their skills. Our investment in our employee development initiative is an important strategy that we believe will allow us to turn the shortage of labor in the marketplace into an advantage for Granite.

As we have stated previously, we are subject to oil price volatility as it relates to our use of liquid asphalt and diesel fuel. Some of our projects are indexed and include price escalation clauses that provide protection in the event that petroleum product prices increase significantly. Although we are exposed to price spikes in projects that do not include such clauses, we have historically been able to recover some or all of those costs when prices come down. With respect to steel, we are exposed to price increases and steel delivery delays on some of our HCD projects that are currently under construction. While we do have some exposure in these areas of our business, we have not been materially adversely impacted to date. In an effort to minimize our exposure on future projects, we are closely monitoring the industry’s outlook on future pricing so that we can properly reflect anticipated future price escalation in our bids.

In summary, we look forward to the year ahead. We are encouraged by the strength of our markets and the opportunities for our Branch Division business in both the private and public sectors. Our top priority for HCD remains the safe and successful execution of our work and the incremental improvement of our bottom line financial performance.

Prior Years

Revenue: Revenue from our Branch Division increased $134.9 million, or 11.7%, in the year ended December 31, 2004 from the year ended December 31, 2003. The increase in Branch Division revenue primarily reflected increases in private sector construction revenue and sales of construction materials as a result of the increase in demand created by the continuing strong housing market in California and other Branch Division locations. The increase in revenue from construction materials was also due to increases in both unit volume and average sales price of certain products, which we believe reflected an appreciation in the market for the growing scarcity of finite aggregate resources and the results of our strategic focus on maximizing revenue from external sales of materials. Public sector revenue as a percent of total branch revenue remained relatively unchanged compared with 2003 as increased local government agency revenue was largely offset by a reduction in state government agency work, particularly in California. We continued to experience reduced awards from the California State Department of Transportation due to ongoing budgetary uncertainty in the state.

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

Gross Profit: Revenue from projects that were less than 25% complete was $132.2 million in 2004 and $107.9 million in 2003. Included in revenue from projects less than 25% complete for the year ended December 31, 2004 is $24.2 million resulting from the consolidation of our partners’ share of construction joint venture backlog under FIN 46 (see Note 5 of the “Notes to the Consolidated Financial Statements”). This increase in revenue from projects less than 25% complete had the effect of reducing our overall gross margin. No significant claim revenue was recognized in either 2004 or 2003.

Gross profit as a percent of revenue in our Branch Division decreased slightly in 2004 as compared with 2003 reflecting normal variability in the mix of work performed during the year.

The decrease in HCD gross profit as a percent of revenue in 2004 as compared with 2003 was due primarily to downward revisions in certain profit forecasts due to additional estimated costs to complete. The net impact of these estimate changes on recognized gross profit during 2004 was a reduction in gross profit of approximately $40.0 million, of which approximately $10.0 million was recognized in the fourth quarter. Included in the net impact of this change in estimate in both the quarter and year ended December 31, 2004 was approximately $2.0 million representing our partners’ proportionate share (see Note 5 of the “Notes to the Consolidated Financial Statements”). The majority of this change in estimate related to downward revisions of ten projects. The amount attributable to each project ranged from approximately $1.4 million to $11.6 million. The cost estimate changes resulted from a variety of factors including costs associated with added scope changes, extended overhead due to owner and weather delays, design problems on design/build projects, subcontractor performance issues, changes in productivity expectations and higher estimated liquidated damages on two projects. At December 31, 2004, six of these projects were greater than 90% complete, two were greater than 85% complete and the remaining two projects averaged 59% complete.

General and Administrative Expenses: General and administrative expenses increased by $5.2 million from 2003 to 2004. Salaries and related expenses increased in 2004 due primarily to additional staffing needed to support a higher volume of work. Incentive compensation, discretionary profit sharing and other variable compensation decreased in 2004 due to lower profitability in 2004. The increase in other general administrative costs in 2004 related to increased bidding activity and higher revenue volume as well as costs associated with complying with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Other general and administrative costs included information technology, occupancy, office equipment and supplies, depreciation, travel and entertainment, outside services, advertising and marketing, training and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses.

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

Provision for Income Taxes: Our effective tax rate decreased to 30.0% in 2004 from 36.2% in 2003 due primarily to the inclusion in our pre-tax income of the minority interest in the income of our consolidated construction joint ventures as required by FIN 46, which are generally not subject to income taxes on a stand-alone basis, and a lower overall state tax rate, net of federal tax benefit, due to changes in the mix of earnings in differing tax jurisdictions.

Liquidity and Capital Resources

December 31,	2005	2004	2003
(in thousands)
Cash and cash equivalents	$199,881	$161,627	$69,919
Net cash provided by (used in):
Operating activities	146,501	79,233	77,589
Investing activities	(64,785)	(41,427)	(33,039)
Financing activities	(43,462)	(15,812)	(26,663)
Capital expenditures	102,829	89,636	62,805
Working capital	367,801	355,927	274,947

Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. We expect the principal use of funds for the foreseeable future will be for capital expenditures, working capital, debt service, acquisitions and other investments. We have budgeted $93.5 million for capital expenditures in 2006, which includes amounts for construction equipment, aggregate and asphalt plants, buildings, leasehold improvements and the purchase of land and aggregate reserves.

Our cash and cash equivalents and short-term and long-term marketable securities totaled $301.4 million at December 31, 2005 and included $52.4 million of cash from our consolidated joint ventures (see Note 5 of the “Notes to the Consolidated Financial Statements”). This joint venture cash is for the working capital needs of each joint venture’s project. The decision to distribute cash must generally be made jointly by all of the partners. We believe that our current cash and cash equivalents, short-term investments, cash generated from operations and amounts available under our existing credit facilities will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations through the next 12 months and beyond. If we experience a significant change in our business such as the execution of a significant acquisition, we would likely need to acquire additional sources of financing, which may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements.

Cash provided by operating activities of $146.5 million for the year ended December 31, 2005 represents a $67.3 million increase from the amount provided by operating activities in 2004. Contributing to this increase were higher net income in the year ended December 31, 2005, an increase in net billings in excess of costs and estimated earnings and an increase in accounts payable and accrued expenses at December 31, 2005 compared with December 31, 2004. The increase in billings in excess of costs and estimated earnings was due primarily to cash payments received to mobilize several projects in the early stages of construction and the increase in accounts payable and accrued expenses was largely due to growth in costs related to revenue growth in 2005. Partially offsetting these items was an increase in accounts receivable of $118.9 million from December 31, 2004 to December 31, 2005. Included in this increase is approximately $46.1 million related to an increase in accounts receivable retention provisions in our contracts, which are generally due upon completion of the projects and acceptance by the project owner. The growth in retention receivable is largely due to an increase in the number of large HCD projects that were nearing completion at December 31, 2005 compared with the same period in 2004.

Cash used by investing activities of $64.8 million in 2005 represents a $23.4 million increase from the amount used by investing activities in 2004. The increase was largely due to higher net additions to property and equipment in 2005 compared with 2004.

Cash used by financing activities was $43.5 million in 2005, an increase of $27.7 million from 2004. The increase was mainly due to lower proceeds from long-term debt in 2005 compared with 2004, which included $25 million advanced under our bank revolving line of credit. This was partially offset by lower net distributions to our minority partners in our consolidated construction joint ventures.

Contractual Obligations

The following table summarizes our significant contractual obligations outstanding as of December 31, 2005:

Contractual Obligations	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt (1)	$151,303	$26,888	$36,940	$55,356	$32,119
Operating leases (2)	39,499	7,071	7,646	4,748	20,034
Purchase obligations under construction contracts (3)	1,319,181	918,336	400,717	128	-
Other purchase obligations (4)	18,952	18,850	102	-	-
Deferred compensation obligations (5)	24,830	1,491	3,404	7,178	12,757
Wilder stock repurchase obligation (6)	19,217	1,244	1,546	1,046	15,381
Total	$1,572,982	$973,880	$450,355	$68,456	$80,291

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
(4)  These obligations represent firm purchase commitments for equipment and other goods and services not connected with our construction backlog which are individually greater than $10,000 and have an expected purchase after February 28, 2006.
(5)  The timing of expected payment of deferred compensation is based on estimated dates of retirement. Actual dates of retirement could be different and would cause the timing of payments to change.
(6)  The timing of expected payment for redemptions is based on estimates including dates of retirement which could differ from actual dates of retirement and would cause the timing of payments to change. See Note 15 of the “Notes to the Consolidated Financial Statements.”

In 2002, our Board of Directors authorized us to repurchase up to $25.0 million of our common stock of which $22.8 million remained at December 31, 2005. In addition, we are authorized to purchase shares for contribution to our Employee Stock Ownership Plan (“ESOP”).

We had standby letters of credit totaling approximately $6.4 million outstanding at December 31, 2005, all of which expire between February 2006 and October 2006. We are generally required by the beneficiaries of these standby letters of credit to replace them upon expiration. Additionally, we generally are required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At December 31, 2005, approximately $2.2 billion of our backlog was bonded and performance bonds totaling approximately $8.7 billion were outstanding. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds when each contract is accepted by the owner. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

On June 24, 2005, we entered into an agreement for a $150.0 million bank revolving line of credit, which replaced the $100.0 million line of credit we entered into in June 2003. The new revolving line of credit allows for unsecured borrowings for up to five years through June 24, 2010, with interest rate options. Interest on outstanding borrowings under the revolving line of credit is at our choice of selected LIBOR rates plus a margin that is recalculated quarterly. The margin was 0.75% at December 31, 2005. The unused and available portion of this line of credit was $118.6 million at December 31, 2005.

Restrictive covenants under the terms of our debt agreements require the maintenance of certain financial ratios and the maintenance of tangible net worth (as defined) (see Note 10 of the “Notes to the Consolidated Financial Statements”). We were in compliance with these covenants at December 31, 2005. Additionally, our Wilder subsidiary has restrictive covenants (on a Wilder stand-alone basis) under the terms of its debt agreements that include the maintenance of certain ratios of working capital, liabilities to net worth and tangible net worth and restricts Wilder capital expenditures in excess of specified limits. Wilder was in compliance with these covenants at December 31, 2005. Failure to comply with these covenants could cause the amounts due under the debt agreements to become currently payable.

Joint Ventures

We participate in various construction joint venture partnerships in order to share expertise, risk and resources for certain highly complex projects. Generally, each construction joint venture is formed to accomplish a specific project and is jointly controlled by the joint venture partners. We select our joint venture partners based on our analysis of the prospective venturers’ construction and financial capabilities, expertise in the type of work to be performed and past working relationships with us, among other criteria. The joint venture agreements typically provide that our interests in any profits and assets, and our respective share in any losses and liabilities that may result from the performance of the contract are limited to our stated percentage interest in the project.

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

We also participate in various “line item” joint venture agreements under which each partner is responsible for performing certain discrete items of the total scope of contracted work. The revenue for these discrete items is defined in the contract with the project owner and each venture partner bears the profitability risk associated with its own work. All partners in a line item joint venture are jointly and severally liable for the completion of the total project under the terms of the contract with the project owner. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We account for our portion of these contracts as project revenues and costs in our accounting system and include receivables and payables associated with our work in our consolidated financial statements.

Although our agreements with our joint venture partners for both construction joint ventures and line item joint ventures provide that each party will assume and pay its share of any losses resulting from a project, if one of our partners was unable to pay its share we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. At December 31, 2005 approximately $243.9 million of work representing either our partners’ proportionate share of unconsolidated construction joint ventures or work that our partners’ are directly responsible for in line item joint ventures, had yet to be completed. We have never incurred a loss under these joint and several liability provisions, however, it is possible that we could in the future and such a loss could be significant.

Off-Balance-Sheet Arrangements

See “Joint Ventures” above.

Recent Accounting Pronouncements

See Note 1 of the “Notes to the Consolidated Financial Statements” for a description of recent accounting pronouncements, including the expected dates of adoption and effects on our financial position, results of operations and cash flows.

Quarterly Results

The following table sets forth selected unaudited financial information for the eight quarters in the two-year period ended December 31, 2005. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair statement thereof.

QUARTERLY FINANCIAL DATA
(unaudited - in thousands, except per share data)
2005 Quarters Ended	December 31	September 30	June 30	March 31
Revenue	$679,552	$864,162	$676,704	$420,934
Gross profit	106,024	109,701	76,707	26,940
As a percent of revenue	15.6%	12.7%	11.3%	6.4%
Net income (loss)	35,812	40,651	14,954	(8,267)
As a percent of revenue	5.3%	4.7%	2.2%	(2.0)%
Net income (loss) per share:
Basic	$0.88	$1.00	$0.37	$(0.20)
Diluted	$0.86	$0.98	$0.36	$(0.20)
Dividends per share	$0.10	$0.10	$0.10	$0.10
Market price
High	$39.88	$38.42	$28.20	$28.15
Low	$31.50	$27.97	$22.00	$24.01

2004 Quarters Ended	December 31	September 30	June 30	March 31
Revenue	$540,615	$699,825	$558,754	$337,018
Gross profit	56,245	95,348	59,744	10,684
As a percent of revenue	10.4%	13.6%	10.7%	3.2%
Net income (loss)	19,525	32,785	13,806	(9,109)
As a percent of revenue	3.6%	4.7%	2.5%	(2.7)%
Net income (loss) per share:
Basic	$0.48	$0.81	$0.34	$(0.23)
Diluted	$0.47	$0.80	$0.34	$(0.23)
Dividends per share	$0.10	$0.10	$0.10	$0.10
Market price
High	$27.90	$23.99	$24.18	$24.61
Low	$22.91	$17.17	$17.52	$20.64

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

The fair value of our short-term held-to-maturity investment portfolio and related income would not be significantly impacted by changes in interest rates since the investment maturities are short and the interest rates are primarily fixed. The fair value of our long-term held-to-maturity investment portfolio may be impacted by changes in interest rates. Our mutual fund portfolio of $26.0 million is exposed to equity price risks.

We had senior notes payable of $33.3 million at December 31, 2005 which carry a fixed interest rate of 6.54% per annum with principal payments due in nine equal annual installments that began in 2002 and senior notes payable of $66.7 million at December 31, 2005 which carry a fixed interest rate of 6.96% per annum with principal payments due in nine equal annual installments which began in 2005.

We had amounts outstanding under our line of credit of $25.0 million at December 31, 2005 which bear interest at six month LIBOR plus a margin of 0.75%. The interest rate resets every six months and all amounts outstanding are due in June 2010. At December 31, 2005 the note bore interest at 5.45%.

The table below presents principal amounts and related weighted average interest rates by year for our cash and cash equivalents, held-to-maturity investments and significant debt obligations (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Assets
Cash, cash equivalents and held-to-maturity investments	$242,395	$32,802	$9	$149	$-	$-	$275,355
Weighted average interest rate	4.00%	3.87%	3.28%	2.50%	-%	-%	3.98%
Liabilities
Fixed rate debt
Senior notes payable	$15,000	$15,000	$15,000	$15,000	$15,000	$25,000	$100,000
Weighted average interest rate	6.77%	6.77%	6.77%	6.77%	6.77%	6.96%	6.82%
Variable rate debt
Revolving line of credit	$-	$-	$-	$-	$25,000	$-	$25,000
Weighted average interest rate	-%	-%	-%	-%	5.45%	-%	5.45%

The estimated fair value of our cash, cash equivalents and short-term held-to-maturity investments approximate the principal amounts reflected above based on the generally short maturities of these financial instruments. The estimated fair value of our long-term held-to-maturity investments approximates the principal amounts above due to the relatively minor difference between the effective yields of these investments and rates currently available on similar instruments. Rates currently available to us for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. Based on the lower fixed borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of the senior notes payable was approximately $104.9 million as of December 31, 2005 and $126.1 million as of December 31, 2004. The estimated fair value of amounts payable under our revolving line of credit at December 31, 2005 approximates the principal amount reflected above since the variable interest rate approximates the rate currently available to us for a loan with similar terms.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Granite and the independent registered public accounting firm’s report are incorporated by reference from Part IV, Item 15(1) and (2):

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - At December 31, 2005 and 2004

Consolidated Statements of Income - Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity and Comprehensive Income - Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows - Years Ended December 31, 2005, 2004 and 2003

Notes to the Consolidated Financial Statements

Schedule II - Schedule of Valuation and Qualifying Accounts

Additionally, a two-year Summary of Quarterly Results (unaudited) is included in “Quarterly Results” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: We carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting: During the fourth quarter of 2005, there have been no changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is omitted from this Report. We will file our definitive proxy statement for our Annual Meeting of Shareholders to be held on May 22, 2006 (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information regarding our Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, we direct you to the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Proxy Statement. For information regarding our Audit/Compliance Committee’s financial expert and our Committees of the Board, we direct you to the section captioned “Committees of the Board” in the Proxy Statement. For information regarding our Nomination Policy, we direct you to the section captioned “Board of Directors’ Nomination Policy” in the Proxy Statement. For information regarding our Code of Conduct we direct you to the section captioned “Code of Conduct” in the Proxy Statement. We will deliver the Proxy Statement to our shareholders in connection with our Annual Meeting of Shareholders to be held on May 22, 2006. This information is incorporated herein by reference. Information regarding our executive officers is contained in the section entitled “Executive Officers of the Registrant,” in Part I of this Report.

Item 11. EXECUTIVE COMPENSATION

For information regarding our Executive Compensation, we direct you to the section captioned “Executive Compensation and Other Matters” in the Proxy Statement. This information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is located in the sections captioned “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement. This information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

You will find this information in the section captioned “Certain Relationships and Related Transactions” in the Proxy Statement. This information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

You will find this information in the subsection captioned “Principal Accountant Fees and Services,” under the section “Report of the Audit/Compliance Committee” in the Proxy Statement. This information is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1. Financial Statements. The following consolidated financial statements and related documents are filed as part of this report:

2. Financial Statement Schedule. The following financial statement schedule of Granite for the years ended December 31, 2005, 2004 and 2003 is filed as part of this report and should be read in conjunction with the consolidated financial statements of Granite.

Schedule	Page
Schedule II - Schedule of Valuation and Qualifying Accounts	S-1

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

We have completed integrated audits of Granite Construction Incorporated’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Granite Construction Incorporated and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PRICEWATERHOUSECOOPERS LLP

San Jose, California
March 1, 2006

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
December 31,	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$199,881	$161,627
Short-term marketable securities	68,540	102,237
Accounts receivable, net	476,453	357,842
Costs and estimated earnings in excess of billings	43,660	54,384
Inventories	33,161	31,711
Deferred income taxes	22,996	21,012
Equity in construction joint ventures	27,408	20,895
Other current assets	104,849	75,630
Total current assets	976,948	825,338
Property and equipment, net	397,111	376,197
Long-term marketable securities	32,960	13,828
Investments in affiliates	15,855	10,725
Other assets	49,356	51,866
Total assets	$1,472,230	$1,277,954
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$26,888	$15,861
Accounts payable	232,807	191,782
Billings in excess of costs and estimated earnings	208,883	144,401
Accrued expenses and other current liabilities	140,569	117,367
Total current liabilities	609,147	469,411
Long-term debt	124,415	148,503
Other long-term liabilities	46,556	40,641
Deferred income taxes	37,325	44,135
Commitments and contingencies
Minority interest in consolidated subsidiaries	33,227	24,790
Shareholders’ equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 41,682,010 in 2005 and 41,612,319 in 2004	417	416
Additional paid-in capital	80,619	76,766
Retained earnings	549,101	482,635
Accumulated other comprehensive income	1,602	1,475
Unearned compensation	(10,179)	(10,818)
Total shareholders’ equity	621,560	550,474
Total liabilities and shareholders’ equity	$1,472,230	$1,277,954

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
Years Ended December 31,	2005	2004	2003
Revenue
Construction	$2,307,062	$1,871,859	$1,591,746
Material sales	334,290	264,353	252,745
Total revenue	2,641,352	2,136,212	1,844,491
Cost of revenue
Construction	2,060,680	1,701,277	1,413,538
Material sales	261,300	212,914	204,503
Total cost of revenue	2,321,980	1,914,191	1,618,041
Gross Profit	319,372	222,021	226,450
General and administrative expenses	183,392	157,035	151,879
Provision for legal judgment	9,300	-	-
Gain on sales of property and equipment	8,235	18,566	4,714
Operating income	134,915	83,552	79,285
Other income (expense)
Interest income	11,573	7,962	6,422
Interest expense	(6,932)	(7,191)	(8,577)
Equity in income of affiliates	1,497	6,162	17,657
Other, net	1,258	4,439	2,738
Total other income (expense)	7,396	11,372	18,240
Income before provision for income taxes and minority interest	142,311	94,924	97,525
Provision for income taxes	41,413	28,477	35,304
Income before minority interest	100,898	66,447	62,221
Minority interest in consolidated subsidiaries	(17,748)	(9,440)	(1,717)
Net income	$83,150	$57,007	$60,504

Net income per share
Basic	$2.05	$1.41	$1.51
Diluted	$2.02	$1.39	$1.48

Weighted average shares of common stock
Basic	40,614	40,390	40,175
Diluted	41,249	41,031	40,808

Dividends per share	$0.40	$0.40	$0.40

 The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except share data)
Years Ended December 31, 2003, 2004 and 2005	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Unearned Compensation	Total
Balances, December 31, 2002	41,257,015	$413	$69,390	$398,383	$(1,402)	$(11,915)	$454,869
Comprehensive income:
Net income	-	-	-	60,504	-	-
Other comprehensive income:
Changes in net unrealized gains on investments	-	-	-	-	1,478	-
Total comprehensive income							61,982
Restricted stock issued	349,090	4	5,202	-	-	(5,559)	(353)
Amortized restricted stock	-	-	-	-	-	5,951	5,951
Repurchase of common stock	(82,695)	(2)	(1,314)	-	-	-	(1,316)
Cash dividends on common stock	-	-	-	(16,615)	-	-	(16,615)
Stock options exercised and other	4,907	-	373	-	-	-	373
Balances, December 31, 2003	41,528,317	415	73,651	442,272	76	(11,523)	504,891
Comprehensive income:
Net income	-	-	-	57,007	-	-
Other comprehensive income:
Changes in net unrealized gains on investments	-	-	-	-	1,399	-
Total comprehensive income							58,406
Restricted stock issued	166,650	2	4,367	-	-	(5,306)	(937)
Amortized restricted stock	-	-	-	-	-	6,011	6,011
Repurchase of common stock	(293,239)	(3)	(6,424)	-	-	-	(6,427)
Cash dividends on common stock	-	-	-	(16,644)	-	-	(16,644)
Common stock contributed to ESOP	192,000	2	3,987	-	-	-	3,989
Stock options exercised and other	18,591	-	1,185	-	-	-	1,185
Balances, December 31, 2004	41,612,319	416	76,766	482,635	1,475	(10,818)	550,474
Comprehensive income:
Net income	-	-	-	83,150	-	-
Other comprehensive income:
Changes in net unrealized gains on investments	-	-	-	-	127	-
Total comprehensive income							83,277
Restricted stock issued	187,563	2	5,019	-	-	(5,318)	(297)
Amortized restricted stock	-	-	-	-	-	5,957	5,957
Repurchase of common stock	(204,543)	(2)	(5,261)	-	-	-	(5,263)
Cash dividends on common stock	-	-	-	(16,684)	-	-	(16,684)
Common stock contributed to ESOP	85,200	1	1,993	-	-	-	1,994
Stock options exercised and other	1,471	-	2,102	-	-	-	2,102
Balances, December 31, 2005	41,682,010	$417	$80,619	$549,101	$1,602	$(10,179)	$621,560

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Years Ended December 31,	2005	2004	2003
Operating Activities
Net income	$83,150	$57,007	$60,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	65,801	62,459	65,693
Bad debt expense	3,606	454	18
Gain on sales of property and equipment	(8,235)	(18,566)	(4,714)
Change in deferred income taxes	(8,839)	(5,868)	4,089
Amortization of unearned compensation	5,957	6,011	5,951
Common stock contributed to ESOP	1,994	3,989	-
Minority interest in consolidated subsidiaries	17,748	9,440	1,717
Equity in income of affiliates	(1,497)	(6,162)	(17,657)
Gain on sale of equity investment	(1,187)	(3,288)	(1,853)
Changes in assets and liabilities, net of the effects of acquisitions and FIN 46 consolidations:
Accounts receivable	(118,861)	(28,676)	(22,332)
Inventories	(1,450)	(1,833)	106
Equity in construction joint ventures	(6,513)	(208)	(17,921)
Other assets	(29,132)	(23,699)	(29,708)
Accounts payable	41,025	38,431	16,655
Billings in excess of costs and estimated earnings, net	75,206	(25,037)	5,389
Accrued expenses and other liabilities	27,728	14,779	11,652
Net cash provided by operating activities	146,501	79,233	77,589
Investing Activities
Purchases of marketable securities	(96,877)	(96,975)	(190,957)
Maturities and sales of marketable securities	111,975	113,243	191,863
Additions to property and equipment	(102,829)	(89,636)	(62,805)
Proceeds from sales of property and equipment	25,012	24,389	8,498
Proceeds from sales of equity investment	1,759	7,463	6,033
(Contributions to) distributions from affiliates, net	(4,736)	9,308	14,152
Acquisition of minority interest	-	(9,219)	-
Other investing activities	911	-	177
Net cash used in investing activities	(64,785)	(41,427)	(33,039)
Financing Activities
Proceeds from long-term debt	29,100	70,703	20,480
Repayments of long-term debt	(44,498)	(52,142)	(31,511)
Repurchase of common stock	(5,263)	(6,427)	(1,316)
Dividends paid	(16,675)	(16,636)	(15,763)
Contributions from minority partners	946	5,601	1,548
Distributions to minority partners	(7,451)	(17,229)	(420)
Other financing activities	379	318	319
Net cash used in financing activities	(43,462)	(15,812)	(26,663)
Increase in cash and cash equivalents	38,254	21,994	17,887
Cash and cash equivalent added in FIN 46 consolidations	-	69,714	-
Cash and cash equivalents at beginning of year	161,627	69,919	52,032
Cash and cash equivalents at end of year	$199,881	$161,627	$69,919

Supplementary Information
Cash paid during the period for:
Interest	$6,801	$7,000	$8,935
Income taxes	49,551	29,557	30,096
Non-cash investing and financing activity:
Restricted stock issued for services, net	$5,021	$4,369	$5,206
Dividends accrued but not paid	4,170	4,161	4,153
Financed acquisition of assets	2,337	14,680	4,004
Notes received from sale of assets	-	8,893	-

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business: Granite Construction Incorporated is a heavy civil contractor engaged in the construction of highways, dams, airport infrastructure, mass transit facilities, real estate site development and other infrastructure related projects with offices in Alaska, Arizona, California, Florida, Minnesota, Nevada, New York, Oregon, Texas, Utah and Washington. Unless otherwise indicated, the terms “we,”  “us,”  “our,” and “Granite” refer to Granite Construction Incorporated and its consolidated subsidiaries.

Principles of Consolidation: The consolidated financial statements include the accounts of Granite Construction Incorporated and its wholly owned and majority owned subsidiaries. All material inter-company transactions and accounts have been eliminated. We use the equity method of accounting for affiliated companies where we have the ability to exercise significant influence, but not control. Additionally, we participate in joint ventures with other construction companies. We have consolidated these joint ventures where we have determined that through our participation in these joint ventures we have a variable interest and are the primary beneficiary as defined by Financial Accounting Standards Board Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities,” (“FIN 46”). Where we have determined we are not the primary beneficiary we account for our share of the operations of jointly controlled construction joint ventures on a pro rata basis in the consolidated statements of income and as a single line item in the consolidated balance sheets in accordance with Emerging Issues Task Force Issue 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures.”

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

Revenue Recognition:  Our contracts with our customers are primarily either “fixed unit price” or “fixed price.” Under fixed unit price contracts, we are committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete poured or cubic yards of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk that we may not be able to perform all the work profitably for the specified contract amount. The percentage of fixed price contracts in our backlog increased from approximately 58.0% at December 31, 2004 to approximately 63.0% at December 31, 2005. All state and federal government contracts and many of our other contracts provide for termination of the contract for the convenience of the party contracting with us, with provisions to pay us for work performed through the date of termination.

We use the percentage of completion accounting method for construction contracts in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue and earnings on construction contracts, including construction joint ventures, are recognized on the percentage of completion method in the ratio of costs incurred to estimated final costs. Revenue in an amount equal to cost incurred is recognized prior to contracts reaching 25% completion. The related profit is deferred until the period in which such percentage completion is attained. It is our judgment that until a project reaches 25% completion, there is insufficient information to determine what the estimated profit on the project will be with a reasonable level of assurance. Revenue from contract claims is recognized when we have a signed settlement agreement and payment is assured. Revenue from contract change orders, which occur in most large projects, is recognized when the owner has agreed to the change order in writing. During 2005 we settled various contract issues for which the associated cost was included in prior periods (see Note 2). Provisions are recognized in the statement of income for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue.

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

Balance Sheet Classifications: We include in current assets and liabilities amounts receivable and payable under construction contracts (principally retentions) that may extend beyond one year. Additionally, we include the cost of property purchased for development and sale in current assets. A one-year time period is used as the basis for classifying all other current assets and liabilities.

Cash and Cash Equivalents: Cash equivalents are securities having maturities of three months or less from the date of purchase.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Concentrations: We maintain the majority of cash balances and all of our marketable securities with several financial institutions. We invest with high credit quality financial institutions and, by policy, limit the amount of credit exposure to any financial institution. A significant portion of our labor force is subject to collective bargaining agreements. Collective bargaining agreements covering approximately 21% of our labor force at December 31, 2005 will expire during 2006.

Revenue earned by both the Branch Division and the Heavy Construction Division from federal, state and local government agencies amounted to $1,808.0 million (68.5%) in 2005, $1,553.1 million (72.7%) in 2004 and $1,339.1 million (72.6%) in 2003. Revenue from the California Department of Transportation represented $127.1 million (4.8%) in 2005, $134.5 million (6.3%) in 2004 and $166.5 million (9.0%) in 2003. At December 31, 2005 and 2004, we had significant amounts receivable from these agencies. We perform ongoing credit evaluations of our customers and generally do not require collateral, although the law provides us the ability to file mechanics’ liens on real property improved for private customers in the event of non-payment by such customers. We maintain an allowance for potential credit losses and such losses have been within management’s expectations. We have no foreign operations.

Inventories: Inventories consist primarily of quarry products valued at the lower of average cost or market.

Property and Equipment: Property and equipment are stated at cost. Depreciation for construction and other equipment is primarily provided using accelerated methods over lives ranging from three to ten years and the straight-line method over lives from three to twenty years for the remaining depreciable assets. We believe that accelerated methods best approximate the service provided by the construction and other equipment. Depletion of quarry property is based on the usage of depletable reserves. We frequently sell property and equipment that has reached the end of its useful life or no longer meets our needs, including depleted quarry property. Such property is held in property and equipment until sold. The cost and accumulated depreciation or depletion of property sold or retired is removed from the accounts and gains or losses, if any, are reflected in earnings for the period. We capitalized interest costs related to certain self-constructed assets of $3.3 million in 2005, $1.9 million in 2004 and $823,000 in 2003. Maintenance and repairs are charged to operations as incurred.

Long-Lived Assets: Long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recorded when the asset’s carrying value exceeds its estimated undiscounted future cash flows.

We perform goodwill impairment tests annually during our fourth quarter and more frequently when events and circumstances occur that indicate a possible impairment of goodwill. In determining whether there is an impairment of goodwill, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using a discounted future cash flow method. We then compare the resulting fair value to the net book value of the reporting unit, including goodwill. If the net book value of a reporting unit exceeds its fair value, we measure the amount of the impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we recognize a goodwill impairment loss. We performed our annual impairment test in 2005 and we determined that no impairment had occurred.

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

 GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Warranties: Many of our construction contracts contain warranty provisions covering defects in equipment, materials, design or workmanship that generally run from six months to one year after our customer accepts the project. Because of the nature of our projects, including contract owner inspections of the work both during construction and prior to acceptance, we have not experienced material warranty costs for these short-term warranties and therefore, do not believe an accrual for these costs is necessary. Certain construction contracts carry longer warranty periods, ranging from two to ten years for which we have accrued an estimate of warranty cost. The warranty cost is estimated based on our experience with the type of work and any known risks relative to the project. However, these accrued costs were not material at December 31, 2005 or December 31, 2004.

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

Stock Compensation: As more fully described in Note 12, we maintain an equity incentive plan that allows for the grant of restricted common stock and incentive and nonqualified stock options to employees and our Board of Directors. Restricted stock compensation cost is measured as the stock’s fair value at the date of grant. The compensation cost is recognized ratably over the vesting period - generally five years. We account for options granted under this plan under the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This Interpretation was effective for fiscal years ending after December 15, 2005 and its adoption did not have a material effect on our financial position, results of operation or cash flows.

In March 2005, the FASB ratified Emerging Issues Task Force Issue 04-06, Accounting for Stripping Costs in the Mining Industry (“EITF 04-06”). EITF 04-06 clarifies that post-production stripping costs, which represent the costs of removing overburden and waste materials to access mineral deposits, should be considered costs of the extracted minerals under a full absorption costing system and recorded as a component of inventory to be recognized in costs of sales in the same period as the revenue from the sale of the inventory. EITF 04-06 is effective January 1, 2006 and is not expected to have a material effect on our financial position, results of operations or cash flows.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Change in Accounting Estimate

Our gross profit in the years ended December 31, 2005 and 2004 includes the effects of significant changes in the estimates of the profitability of certain of our Heavy Construction Division (“HCD”) projects. The net effect of these estimate changes decreased gross profit in each period.

Heavy Construction Division Change in Accounting Estimate
Years ended December 31,	2005	2004
Net reduction in gross profit (in millions)	$31.0	$40.0
Number of projects with significant downward estimate changes	13	10
Range of reduction to gross profit from each project (in millions)	$1.8 - 8.4	$1.4 - 11.6
Number of projects with significant upward estimate changes	4	3
Range of increase to gross profit from each project (in millions)	$1.4 - 11.6	$1.5 - 7.5
Total number of active projects	43	50

During the year ended December 31, 2005, the changes that resulted in reduced estimated project profitability resulted primarily from site conditions that differed from our expectations, changes in estimated liquidated damages, design issues on design/build projects, changes in productivity assumptions, costs associated with owner directed added scope changes, subcontractor performance issues, increased overhead due to owner and weather delays and changes in cost expectations in response to market factors for labor and certain materials. The 13 HCD projects with significant downward changes in estimated project profitability during the year were at various stages of completion at December 31, 2005 ranging from 45.0% to 99.0%. Four of the 13 projects also had significant downward estimate changes for 2004.

The impact of these downward changes on gross profit in 2005 was partially offset by an increase in estimated profitability from four other projects. The majority of the increased profitability related to the settlement of outstanding issues for which the associated cost was recognized in prior periods and included settlements related to three of the ten projects with significant downward estimate changes in 2004. This amount included recognition of approximately $5.0 million related to recovery of liquidated damages paid in 2004. We had purchased insurance coverage to provide reimbursement for any liquidated damages on this project. However, we did not recognize the receivable for this reimbursement at that time because the insurance company was contesting coverage and the issue was taken to binding arbitration. The arbitrators have since decided the issue unanimously in our favor and we have received payment from the insurance company. Although the insurance company has filed for leave to appeal the arbitrators’ decision, we consider their chances for success highly remote.

We believe we are entitled to additional compensation related to some of our downward estimate changes and are actively pursuing these issues with the contract owners. However, the amount and timing of any future recovery is highly uncertain. While we recognize the impact of estimated costs immediately when known, under our accounting policies we do not recognize revenue from contract changes until we have a signed change order or executed claim settlement. We believe that our estimates of the gross profit are achievable. However, it is possible that the actual cost to complete will vary from our current estimate and any future estimate changes could be significant.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Marketable Securities

The carrying amounts of marketable securities were as follows at December 31, 2005 and 2004 (in thousands):

	Held-to-Maturity		Available-for-Sale		Total
	2005	2004	2005	2004	2005	2004
Securities classified as current:
U.S. Government and agency obligations	$6,540	$25,213	$-	$-	$6,540	$25,213
Commercial paper	19,880	32,931	-	-	19,880	32,931
Municipal bonds	16,094	18,966	-	-	16,094	18,966
Domestic banker’s acceptance	-	2,829	-	-	-	2,829
Mutual funds	-	-	26,026	22,298	26,026	22,298
Total current marketable securities	42,514	79,939	26,026	22,298	68,540	102,237
Securities classified as long-term:
U.S. Government and agency obligations	21,922	6,538	-	-	21,922	6,538
Municipal bonds	11,038	7,290	-	-	11,038	7,290
Total long-term marketable securities	32,960	13,828	-	-	32,960	13,828
Total marketable securities	$75,474	$93,767	$26,026	$22,298	$101,500	$116,065

Held-to-maturity investments are carried at amortized cost, which approximates fair value. Unrealized holding gains and losses for all debt securities were insignificant for the years ended December 31, 2005 and 2004. We recognized unrealized holding gains of $172 ($127 after tax), $2,304 ($1,399 after tax) and $2,310 ($1,478 after tax) related to our available-for-sale investment in mutual funds as a component of the other comprehensive income for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, none of our investments in our mutual fund portfolio were in an unrealized loss position.

At December 31, 2005, scheduled maturities of held-to-maturity investments were as follows (in thousands):

Within one year	$42,514
After one year through five years	32,960
Total	$75,474

For the years ended December 31, 2005 and 2004, changes in our marketable securities were as follows (in thousands):

	December 31, 2005			December 31, 2004
	Held-to-Maturity	Available-for-Sale	Total	Held-to-Maturity	Available-for-Sale	Total
Purchases	$90,110	$6,767	$96,877	$88,222	$8,753	$96,975
Maturities and sales	(108,764)	(3,211)	(111,975)	(110,475)	(2,768)	(113,243)
Amortization and other	361	-	361	(2,037)	-	(2,037)
Unrealized gains	-	172	172	-	2,304	2,304
Net Change	$(18,293)	$3,728	$(14,565)	$(24,290)	$8,289	$(16,001)

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Accounts Receivable (in thousands)

December 31,	2005	2004
Construction contracts:
Completed and in progress	$258,402	$185,411
Retentions	167,973	134,460
Total construction contracts	426,375	319,871
Construction material sales	43,232	31,157
Other	8,452	8,668
Total gross accounts receivable	478,059	359,696
Less: allowance for doubtful accounts	1,606	1,854
Total net accounts receivable	$476,453	$357,842

Accounts receivable includes amounts billed and billable for public and private contracts and do not bear interest. The balances billed but not paid by customers pursuant to retainage provisions in construction contracts generally become due upon completion of the contracts and acceptance by the owners. Retainage amounts of $168.0 million at December 31, 2005 are expected to be collected as follows: $138.2 million in 2006, $23.9 million in 2007, $5.2 million in 2008 and $0.7 million in 2009.

5. Construction Joint Ventures

We participate in various construction joint venture partnerships.  Generally, each construction joint venture is formed to accomplish a specific project and is jointly controlled by the joint venture partners.  The joint venture agreements typically provide that our interests in any profits and assets, and our respective share in any losses and liabilities that may result from the performance of the contract is limited to our stated percentage interest in the project.  Although the venture’s contract with the project owner typically requires joint and several liability, our agreements with our joint venture partners provide that each partner will assume and pay its full proportionate share of any losses resulting from a project.  We have no significant commitments beyond completion of the contract.

We have determined that certain of these joint ventures are variable interest entities as defined by FIN 46.  Accordingly, we have consolidated those joint ventures where we have determined that we are the primary beneficiary on a prospective basis beginning January 1, 2004.  The joint ventures we have consolidated are engaged in construction projects with total contract values ranging from $14.6 million to $398.8 million.  Our proportionate share of the consolidated joint ventures ranges from 52.0% to 70.0%.

Consistent with Emerging Issues Task Force Issue 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures,” we account for our share of the operations of construction joint ventures in which we have determined we are not the primary beneficiary on a pro rata basis in the consolidated statements of income and as a single line item in the consolidated balance sheets.  The joint ventures in which we hold a significant interest but are not the primary beneficiary are engaged in construction projects with total contract values ranging from $3.9 million to $264.5 million.  Our proportionate share of equity in these joint ventures ranges from 25% to 40%, the most significant of which includes a 40% share of a rapid transit project in New York, a 30% share of a rapid transit project in Maryland and a 30% share of a rapid transit project in Florida.

We also participate in various “line item” joint venture agreements under which each partner is responsible for performing certain discreet items of the total scope of contracted work. The revenue for these discreet items is defined in the contract with the project owner and each venture partner bears the profitability risk associated with its own work. All partners in a line item joint venture are jointly and severally liable for the completion of the total project under the terms of the contract with the project owner. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We account for our portion of these contracts as project revenues and costs in our accounting system and include receivables and payables associated with our work in our consolidated financial statements.

The combined assets, liabilities and net assets of unconsolidated joint ventures in which we have determined we are not the primary beneficiary are as follows (in thousands):

December 31,	2005	2004
Assets:
Total	$141,944	$96,070
Less other venturers’ interest	90,751	63,724
Company’s interest	51,193	32,346
Liabilities:
Total	63,027	33,229
Less other venturers’ interest	39,242	21,778
Company’s interest	23,785	11,451
Company’s interest in net assets	$27,408	$20,895

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The revenue and costs of revenue of unconsolidated joint ventures in which we have determined we are not the primary beneficiary are as follows (in thousands):

December 31,	2005	2004	2003
Revenue:
Total	$228,180	$229,265	$473,918
Less other venturers’ interest	152,980	159,631	261,405
Company’s interest	75,200	69,634	212,513
Cost of revenue:
Total	213,176	211,715	423,652
Less other venturers’ interest	144,022	147,599	236,131
Company’s interest	69,154	64,116	187,521
Company’s interest in gross profit	$6,046	$5,518	$24,992

6. Investments in Affiliates

We have investments in affiliates that are accounted for using the equity method. The most significant of these investments are a 50% interest in a limited liability company which owns and operates an asphalt terminal in Nevada, and a 25% interest in a limited partnership, which develops land and leases buildings in California. We have made advances to the asphalt terminal limited liability company of which $5.7 million remained outstanding at December 31, 2005.

In January 2003, the California Private Transportation Company LP (“CPTC”), of which we are a 22% limited partner, closed the sale of the State Route 91 toll road franchise, CPTC’s principle asset, to the Orange County Transportation Authority for $72.5 million in cash and the assumption of $135.0 million in long-term debt. We completed construction of the $60.4 million project in 1995 and have maintained an equity interest in the partnership since its inception. Included in other income (expense) for the year ended December 31, 2003 is $18.4 million related to this sale by CPTC.

At December 31, 2002, we held a minority interest in T.I.C. Holdings, Inc. (“TIC”) of approximately 16%, which we accounted for under the cost method of accounting. In June 2003, TIC repurchased 0.3 million shares of the TIC shares held by us for a cash payment of $6.0 million. The transaction reduced our interest in TIC to approximately 11% and resulted in a gain of $1.9 million, which was included in other income (expense) for the year ended December 31, 2003. In December 2004, TIC repurchased an additional 0.3 million shares of the TIC shares held by us for a cash payment of $7.5 million. The transaction reduced our interest in TIC to approximately 6% and resulted in a gain of $3.3 million, which was included in other income (expense) for the year ended December 31, 2004.

Our investments in affiliates comprised (in thousands):

Years Ended December 31,	2005	2004
Equity method investments in affiliates	$11,680	$6,548
Cost method investment in TIC	4,175	4,177
Total investments in affiliates	$15,855	$10,725

The following table provides summarized combined financial information on a combined 100% basis for our affiliates accounted for under the equity method (in thousands):

Years Ended December 31,	2005	2004	2003
Balance sheet data:
Current assets	$16,868	$13,795	$13,450
Long-term assets	94,371	87,961	129,699
Total assets	111,239	101,756	143,149
Current liabilities	5,827	6,080	5,802
Long-term liabilities	73,846	66,995	86,819
Total liabilities	79,673	73,075	92,621
Net assets	$31,566	$28,681	$50,528
Earnings data:
Revenue	$30,732	$138,222	$124,547
Gross profit	8,616	73,828	9,034
Earnings before taxes	2,170	60,301	101,542
Net income	2,170	60,301	101,542
Company’s interest in affiliates’ net income	$1,497	$6,162	$17,657

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Property and Equipment (in thousands)

December 31,	2005	2004
Land	$54,782	$53,974
Quarry property	104,662	101,545
Buildings and leasehold improvements	77,788	78,350
Equipment and vehicles	746,014	700,290
Office furniture and equipment	21,047	17,478
Gross property and equipment	1,004,293	951,637
Less accumulated depreciation, depletion and amortization	607,182	575,440
Net property and equipment	$397,111	$376,197

We have recorded liabilities associated with our legally required obligations to reclaim owned and leased quarry property and related facilities in accordance with SFAS 143. A reconciliation of these asset retirement obligations is as follows (in thousands):

December 31,	2005	2004
Beginning balance	$11,496	$5,557
Liabilities incurred and revisions to estimates	8	5,847
Liabilities settled	(283)	(329)
Accretion	680	421
Ending balance	$11,901	$11,496

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Intangible Assets

The following table indicates the allocation of goodwill by reportable segment which is included in other assets on our consolidated balance sheets (in thousands):

December 31,	2005	2004
Goodwill by segment:
Heavy Construction Division	$18,011	$18,011
Branch Division	9,900	9,900
Total goodwill	$27,911	$27,911

The following intangible assets are included in other assets on our consolidated balance sheets (in thousands):

	December 31, 2005
	Gross Value	Accumulated Amortization	Net Value
Amortized intangible assets:
Covenants not to compete	$439	$(383)	$56
Permits	2,000	(628)	1,372
Tradenames	1,425	(565)	860
Other	200	(198)	2
Total amortized intangible assets	$4,064	$(1,774)	$2,290

	December 31, 2004
	Gross Value	Accumulated Amortization	Net Value
Amortized intangible assets:
Covenants not to compete	$1,139	$(781)	$358
Permits	2,000	(494)	1,506
Tradenames	1,425	(361)	1,064
Other	622	(580)	42
Total amortized intangible assets	$5,186	$(2,216)	$2,970

Amortization expense related to these intangible assets for the years ended December 31, 2005, 2004 and 2003 was $0.7 million, $0.9 million and $1.3 million, respectively. Amortization expense expected to be recorded in the future is as follows: $369,000 in 2006, $351,000 in 2007, $339,000 in 2008, $262,000 in 2009, $224,000 in 2010 and $745,000 thereafter.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Accrued Expenses and Other Current Liabilities (in thousands)

December 31,	2005	2004
Payroll and related employee benefits	$47,206	$40,053
Accrued insurance	43,396	34,795
Other	49,967	42,519
Total	$140,569	$117,367

10. Long-Term Debt and Credit Arrangements (in thousands)

December 31,	2005	2004
Senior notes payable	$100,000	$115,000
Bank revolving line of credit	25,000	25,000
Mortgages	25,353	19,989
Other notes payable	950	4,375
Total debt	151,303	164,364
Less current maturities	26,888	15,861
Total long-term debt	$124,415	$148,503

The aggregate minimum principal maturities of long-term debt for each of the five years following December 31, 2005 are as follows (in thousands): 2006 - $26,888; 2007 - $15,418; 2008 - $21,522; 2009 - $15,179; 2010 - $40,177; and beyond 2010 - $32,119.

Senior notes payable in the amount of $33.3 million are due to a group of institutional holders. The notes are due in nine equal annual installments which began in 2002 and bear interest at 6.54% per annum. Additional senior notes payable in the amount of $66.7 million are due to a second group of institutional holders. The notes are due in nine equal annual installments which began in 2005 and bear interest at 6.96% per annum. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of the senior notes payable was approximately $104.9 million as of December 31, 2005 and $126.1 million as of December 31, 2004.

On June 24, 2005, we entered into an agreement for a $150.0 million bank revolving line of credit, which replaced the $100.0 million line of credit we entered into in June 2003. The new revolving line of credit allows for unsecured borrowings for up to five years through June 24, 2010, with interest rate options. Interest on outstanding borrowings under the revolving line of credit is at our choice of selected LIBOR rates plus a margin that is recalculated quarterly. The margin was 0.750% at December 31, 2005. At December 31, 2005 we had $25.0 million outstanding under this line of credit. Additionally, we have standby letters of credit totaling $6.4 million that reduces the amount available under the line of credit. The unused and available portion of this line of credit was $118.6 million at December 31, 2005. Additionally, our Wilder subsidiary has a bank revolving line of credit of $10.0 million that expires in 2007, with borrowings collateralized by certain of Wilder’s equipment, accounts receivable, inventory and general intangibles. Outstanding borrowings under this line are charged interest at the bank’s prime rate (7.25% as of December 31, 2005) less 1.0%. There were no amounts outstanding at December 31, 2005.

Mortgages consist primarily of notes incurred in connection with the purchase of property. These notes are collateralized by the property purchased and bear interest at 5.56% to 8.75% per annum with principal and interest payable in installments through 2034. The carrying amount of property pledged as collateral was approximately $46.4 million at December 31, 2005.

Restrictive covenants under the terms or our debt agreements require the maintenance of certain levels of working capital and cash flow, financial ratios and the maintenance of tangible net worth (as defined) of approximately $477.6 million. We were in compliance with these covenants at December 31, 2005. Our Wilder subsidiary has restrictive covenants (on a Wilder stand-alone basis) under the terms of its debt agreements that include the maintenance of certain ratios of working capital, liabilities to net worth and tangible net worth and restricts Wilder capital expenditures in excess of specified limits. Wilder was in compliance with these covenants at December 31, 2005.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Employee Benefit Plans

Employee Stock Ownership Plan: Our Employee Stock Ownership Plan (“ESOP”) covers all employees not included in collective bargaining agreements, except employees of our majority owned subsidiary, Wilder, and of our consolidated construction joint ventures. As of December 31, 2005, the ESOP owned 7,318,450 shares of our common stock. Dividends on shares held by the ESOP are charged to retained earnings and all shares held by the ESOP are treated as outstanding in computing our earnings per share.

Contributions to the ESOP are discretionary and comprise shares of our stock that were purchased on the market and immediately contributed to the plan. Compensation cost is measured as the cost to purchase the shares (market value on the date of purchase and contribution). Contribution expense was $2.0 million in each of the years ended December 31, 2005, 2004 and 2003.

Profit Sharing and 401k Plan: The plan is a defined contribution plan covering all employees not included in collective bargaining agreements, except employees of our majority owned subsidiary, Wilder, and our consolidated construction joint ventures. Each employee can elect to have up to 15% of gross pay contributed to the 401k plan on a before-tax basis. The plan allows for company matching and additional contributions at the discretion of the Board of Directors. Our contributions to the Profit Sharing and 401k Plan for the years ended December 31, 2005, 2004 and 2003 were $7.0 million, $6.2 million and $5.9 million, respectively. Included in the contributions were 401k matching contributions of $4.9 million, $4.5 million and $4.2 million, respectively. Additionally, Wilder provides a 401k plan covering all of its employees and a separate defined contribution plan covering employees not covered by other plans. Wilder’s contributions under these plans totaled approximately $2.4 million, $2.1 million and $2.0 million in the years ended December 31, 2005, 2004 and 2003, respectively.

Other: Two of our wholly owned subsidiaries, Granite Construction Company and Granite Construction Northeast, Inc. (formerly Granite Halmar Construction Company, Inc.) and our majority owned subsidiary, Wilder, also contribute to various multi-employer pension plans on behalf of union employees. Under the Employee Retirement Income Security Act, a contributor to a multi-employer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. We currently have no intention of withdrawing from any of the multi-employer pension plans in which we participate. Contributions to these plans for the years ended December 31, 2005, 2004 and 2003 were $20.4 million, $20.5 million and $19.5 million, respectively. We also provide non-qualified deferred compensation plans to certain of our highly compensated employees that provide the participants the opportunity to defer payment of certain compensation as defined in the plan and provides for matching of certain amounts deferred as part of a retirement plan excess feature of the plan.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Shareholders’ Equity

1999 Equity Incentive Plan: Our Amended and Restated 1999 Equity Incentive Plan (the “Plan”) provides for the grant of restricted common stock, incentive and nonqualified stock options, performance units and performance shares to employees and awards to members of our Board of Directors in the form of stock units or stock options (“Director Options”). A total of 4,250,000 shares of our common stock have been reserved for issuance under the Plan of which approximately 2,485,000 remained available as of December 31, 2005. The exercise price for incentive and nonqualified stock options granted to employees under the Plan may not be less than 100% and 85%, respectively, of the fair market value at the date of the grant. Employee options granted will be exercisable at such time and be subject to such restrictions/conditions as determined by the compensation committee and Director Options are immediately exercisable. No option will be exercisable later than ten years from the date of grant.

Restricted common stock is issued for services to be rendered and may not be sold, transferred or pledged for such period as determined by our compensation committee. At December 31, 2005, there were approximately 1,005,000 shares of restricted common stock outstanding. Restricted stock compensation cost is measured as the stock’s fair value at the date of grant. The compensation cost is recognized ratably over the vesting period - generally three to five years. Restricted shares become fully vested when a holder reaches age 62. An employee may not sell or otherwise transfer unvested shares and, in the event that employment is terminated prior to the end of the vesting period, any unvested shares are surrendered to us. We have no obligation to repurchase restricted stock. Compensation expense related to restricted shares was approximately $6.0 million for each the years ended December 31, 2005, 2004 and 2003.

The exercise price for options granted to our directors under the Plan is 50.0% of the market price of our common stock at the date of grant and the fair market value of the option represents the value of the services provided in their role as directors. We granted Director Options under the Plan to purchase shares of our stock for the years ended December 31, 2005, 2004 and 2003 at a weighted average exercise price of $15.11, $11.33 and $9.92, respectively. The options are immediately exercisable and options for 104,848 shares remain outstanding at December 31, 2005. Director Option transactions are summarized as follows:

December 31,	2005	2004	2003
Options outstanding, beginning of year	86,748	86,063	55,812
Options granted	19,571	17,151	35,158
Options exercised	(1,471)	(16,466)	(4,907)
Options outstanding, end of year	104,848	86,748	86,063

The fair value of each option grant was estimated at the grant date using the Black-Scholes option-pricing model. We recognized $377,000, $281,000 and $330,000 of compensation expense related to grants of stock options in 2005, 2004 and 2003, respectively.

Dividend Reinvestment and Stock Purchase Plan: During 2001, we adopted a Dividend Reinvestment and Stock Purchase Plan (the “DRP Plan”) under which 4,500,000 shares of common stock are authorized for purchase. The DRP Plan offers participation to holders of common stock or other interested investors. Under the DRP Plan, participants may buy additional shares of common stock by automatically reinvesting all or a portion of the cash dividends paid on their shares of common stock or by making optional cash investments.

13. Weighted Average Shares Outstanding

A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income per share in the accompanying Consolidated Statements of Income is as follows (in thousands):

Years Ended December 31,	2005	2004	2003
Weighted average shares outstanding:
Weighted average common stock outstanding	41,678	41,580	41,464
Less: weighted average restricted stock outstanding	1,064	1,190	1,289
Total basic weighted average shares outstanding	40,614	40,390	40,175
Diluted weighted average shares outstanding:
Basic weighted average shares outstanding	40,614	40,390	40,175
Effect of dilutive securities:
Common stock options and units	70	52	29
Restricted stock	565	589	604
Total weighted average shares outstanding assuming dilution	41,249	41,031	40,808

Restricted stock representing approximately 42,000 shares, 254,000 shares and 364,000 shares for the years ended December 31, 2005, 2004 and 2003, respectively, have been excluded from the calculation of diluted net income per share because their effects are anti-dilutive. We calculate dilutive shares on a quarterly basis and average the quarterly amounts to determine the year-end amount.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. Income Taxes

Provision for income taxes (in thousands):

Years Ended December 31,	2005	2004	2003
Federal:
Current	$42,399	$28,238	$25,348
Deferred	(7,682)	(4,861)	3,496
Total federal	34,717	23,377	28,844
State:
Current	7,853	6,107	5,867
Deferred	(1,157)	(1,007)	593
Total state	6,696	5,100	6,460
Total provision for income taxes	$41,413	$28,477	$35,304

Reconciliation of statutory to effective tax rate:

Years Ended December 31,	2005	2004	2003
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	3.2	3.5	4.6
Percentage depletion deduction	(2.8)	(2.3)	(1.2)
Minority interest in joint ventures	(4.1)	(3.2)	-
Other	(2.2)	(3.0)	(2.2)
Effective tax rate	29.1%	30.0%	36.2%

The impact on the effective tax rate related to minority interest in consolidated joint ventures is a result of the consolidation of construction joint ventures as required by FIN 46 (see Note 5), which are not subject to income taxes on a stand-alone basis.

Deferred tax assets and liabilities (in thousands):

December 31,	2005	2004
Deferred tax assets:
Accounts receivable	$1,625	$1,262
Inventory	3,680	2,664
Property and equipment	373	408
Insurance	2,793	131
Deferred compensation	4,537	10,721
Other accrued liabilities	17,282	12,701
Contract recognition	1,831	64
Net operating loss carryforward	7,133	4,628
Valuation allowance	(7,133)	(4,628)
Total deferred tax assets	$32,121	$27,951
Deferred tax liabilities:
Property and equipment	$44,962	$49,492
Other	1,488	1,582
Total deferred tax liabilities	$46,450	$51,074

The deferred tax asset for other accrued liabilities relates to various items including accrued vacation, accrued reclamation costs and accrued provision for legal judgment (see Note 15) which are deductible in future periods.

Our deferred tax asset for net operating loss carryforwards relates to state and local tax carryforwards for a subsidiary, which expire between 2021 and 2025. We have provided a valuation allowance on these assets because of uncertainty regarding their realizability due to recent losses and uncertainty regarding the impact of any future tax law changes. The increases in the carryforwards and associated valuation allowance for the years ended December 31, 2005, 2004 and 2003 were a result of taxable losses generated by the subsidiary in those years.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. Commitments, Contingencies and Guarantees

Leases: Minimum rental commitments and minimum royalty requirements under all noncancellable operating leases, primarily quarry property, in effect at December 31, 2005 were (in thousands):

Years Ending December 31,
2006	$7,071
2007	4,817
2008	2,829
2009	2,687
2010	2,061
Later years (through 2046)	20,034
Total	$39,499

Operating lease rental expense was $9.5 million in 2005, $8.0 million in 2004 and $10.4 million in 2003.

Litigation:

Eldredge

A $9.3 million judgment was entered in June 2005 against our wholly owned subsidiary Granite Construction Company (“GCCO”) by the District Court Clark County; Nevada, in an action entitled Eldredge vs. Las Vegas Valley Water District, GCCO, et al. The civil lawsuit was initially brought by a former employee of GCCO against the Las Vegas Water District in June 2000. The plaintiff subsequently filed an amended complaint on June 10, 2003, bringing GCCO into the action and seeking compensation in addition to the worker’s compensation payments the employee previously accepted for injuries sustained when a trench excavation collapsed. The jury issued a verdict finding against GCCO on two causes of action, assault and battery and intentional infliction of emotional distress. The judgment awarded damages for past and future lost wages, medical expenses and pain and suffering. Although no punitive damages were assessed, GCCO’s insurance carriers have denied coverage for this judgment.

On June 23, 2005, GCCO filed several post-trial motions seeking reconsideration by the trial court as well as a reduction in the amount of the judgment. These post-trial motions were heard in September 2005. If we do not agree with the judge’s rulings on these post-trial motions, we intend to pursue an appeal. We anticipate that the appeal process will take between 12 and 18 months to complete. During the three months ended June 30, 2005, we recorded a provision of $9.3 million, which was estimated based on the amount of the judgment described above. The judgment will accrue interest until it is satisfied.

After the verdict was issued, the plaintiff filed a motion seeking monetary sanctions against GCCO in the amount of $26.8 million (a multiple of the jury verdict) based on allegations that GCCO and/or its trial counsel improperly withheld and/or attempted to influence testimony in respect to the case. GCCO’s opposition to the motion and the plaintiff’s reply have been filed with the Court. We believe that the plaintiff has failed to submit any meaningful proof to support these allegations, that the motion is without merit and that it is highly unlikely that the motion will be granted. The judge decided after the sanctions motion was heard in September 2005 to reserve any decision until after the appeal and calendared the motion for a status check in September 2006.

Wasatch Constructors

GCCO, as a member of a joint venture, Wasatch Constructors, is among a number of construction companies that were named along with the Utah Department of Transportation in a lawsuit filed in the United States District Court for the District of Utah. The plaintiffs are two independent contractor truckers who filed the lawsuit on behalf of the United States under the federal False Claims Act seeking to recover damages and civil penalties in excess of $46.4 million.

The original complaint was filed in January 1999, and the third amended complaint was filed in February 2003.

On October 5, 2005, the District Court granted Wasatch Constructors’ motion to dismiss the entire case. The Court dismissed the case with prejudice and without leave to amend. The plaintiffs did not appeal the Court’s decision to dismiss, and the time to file such an appeal has expired.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Silica

GCCO is one of approximately 100 to 300 defendants in six active California Superior Court lawsuits, four of which were served against Granite in 2005 and two were served in 2006, in Alameda County (Riley v. A-1 Aggregates, et al.; Molina v. A-1 Aggregates, et al.; Dominguez v. A-1 Aggregates, et al.; Cleveland v. A. Teichert & Son, Inc.; Guido v. A. Teichert & Son, Inc.; and Williams v. A. Teichert & Son, Inc.). Each lawsuit was brought by a single plaintiff who, by way of various causes of action, including strict product and market share liability, alleges personal injuries caused by exposure to silica products and related materials during the plaintiffs’ use or association with sand blasting or grinding concrete. The plaintiff in each lawsuit has categorized the defendants as equipment defendants, respirator defendants, premises defendants and sand defendants. We have been identified as a sand defendant, meaning a party that manufactured, supplied or distributed silica-containing products. Our preliminary investigation revealed that we have not knowingly sold or distributed abrasive silica sand for sandblasting, and therefore, we believe the probability of these lawsuits resulting in an incurrence of a material liability is remote. We have been dismissed from seven other similar lawsuits, six of which were served in 2004 and one that was served in 2005. In addition, we have been apprised of two complaints that are based on similar allegations of exposure to silica containing products being filed, but not served, against GCCO and more than one hundred other defendants in California Superior Court. We are investigating the specific allegations against GCCO for these new complaints.

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

Guarantees: As discussed in Note 5, we participate in various construction joint venture partnerships. All partners in these joint ventures are jointly and severally liable for completion of the total project under the terms of the contract with the project owner. Although our agreements with our joint venture partners for both construction joint ventures and line item joint ventures provide that each party will assume and pay its share of any losses resulting from a project, if one of our partners was unable to pay its share we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. At December 31, 2005, approximately $243.9 million of work representing either our partners’ proportionate share of unconsolidated joint ventures or work that our partners’ are directly responsible for in line item joint ventures, had yet to be completed. We have never incurred a loss under these joint and several liability provisions, however, it is possible that we could in the future and such a loss could be significant.

Wilder Common Stock: We currently own approximately 75% of the Wilder common shares. All of the remaining non-Granite held common shares are redeemable by the holders upon retirement, voluntary termination, death or permanent disability. Approximately 52% of these shares are held by Wilder founders or non-employees and are accounted for under Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” and related pronouncements, and accordingly, the redemption value of these shares is included in other long-term liabilities. The remaining 48% are accounted for as stock-based compensation. Wilder generally has up to eight years to pay the redemption price following a redemption event, as defined in its shareholder agreements, and the redemption price is adjusted each year, primarily for the Wilder net income attributable to the shares. If all of these Wilder shares had been redeemed at the December 31, 2005 redemption price, a payment of $19.2 million would have been required.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). We evaluate performance based on operating profit or loss (excluding gain on sales of property and equipment), and do not include income taxes, interest income, interest expense or other income (expense). Unallocated other corporate expenses principally comprise corporate general and administrative expenses.

Included in HCD operating income for the years ended December 31, 2005 and 2004 is operating income from our consolidated joint ventures of $11.0 million and $7.1 million, respectively, (see Note 5). Branch Division operating income for the year ended December 31, 2005 includes a $9.3 million provision for a legal judgment (see Note 15).

During 2005, we also recorded revenue of $19.7 million related to sales of certain real estate development projects that are not part of either the Branch Division or HCD.

Summarized segment information (in thousands):

Years Ended December 31,	HCD	Branch	Total
2005
Revenues from external customers	$1,061,441	$1,560,213	$2,621,654
Intersegment revenue transfer	(31,332)	31,332	-
Net revenue	1,030,109	1,591,545	2,621,654
Depreciation, depletion and amortization	15,372	44,651	60,023
Operating income	12,472	153,675	166,147
Property and equipment	48,862	314,746	363,608
2004
Revenues from external customers	$872,812	$1,263,400	$2,136,212
Intersegment revenue transfer	(24,215)	24,215	-
Net revenue	848,597	1,287,615	2,136,212
Depreciation, depletion and amortization	14,386	42,581	56,967
Operating income	8,957	106,016	114,973
Property and equipment	47,829	298,223	346,052
2003
Revenues from external customers	$702,055	$1,142,436	$1,844,491
Intersegment revenue transfer	(10,290)	10,290	-
Net revenue	691,765	1,152,726	1,844,491
Depreciation, depletion and amortization	14,185	47,958	62,143
Operating income	26,246	91,860	118,106
Property and equipment	43,505	281,531	325,036

Reconciliation of segment operating income to consolidated totals (in thousands):

Years ended December 31,	2005	2004	2003
Total operating income for reportable segments	$166,147	$114,973	$118,106
Other income	7,396	11,372	18,240
Gain on sales of property and equipment	8,235	18,566	4,714
Unallocated other corporate expenses	(48,894)	(48,297)	(41,998)
Other	9,427	(1,690)	(1,537)
Income before provision for income taxes and minority interest	$142,311	$94,924	$97,525

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reconciliation of segment assets to consolidated totals (in thousands):

December 31,	2005	2004	2003
Total assets for reportable segments	$363,608	$346,052	$325,036
Assets not allocated to segments:
Cash and cash equivalents	199,881	161,627	69,919
Marketable securities	101,500	116,065	132,066
Deferred income taxes	22,996	21,012	22,421
Other current assets	685,531	540,462	435,442
Property and equipment	33,503	30,145	19,698
Other assets	65,211	62,591	55,828
Consolidated total assets	$1,472,230	$1,277,954	$1,060,410

17. Acquisitions

Wilder Construction Company: In April 2000 we began purchasing shares of common stock of Wilder Construction Company (“Wilder”). Our investment in Wilder was recorded under the equity method of accounting until April of 2002 when our interest in Wilder increased to above 50% and we began consolidating the financial position, results of operations and cash flows of Wilder. Through December 31, 2005 we have purchased a 75% interest in Wilder for cash totaling $36.5 million, including a $9.2 million purchase in 2004.

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

18. Sale of Assets

In March 2004, we sold certain assets related to our ready-mix concrete business in Utah for cash of $10.0 million and promissory notes with an estimated fair value of $8.9 million which are payable in installments through 2010, the first of which has been paid. The sale transaction resulted in the recognition of a gain of approximately $10.0 million, which was included in gain on sales of property and equipment for the year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GRANITE CONSTRUCTION INCORPORATED

By: ___________________________
William E. Barton, Senior Vice President and
Chief Financial Officer

Date: February 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2006, by the following persons in the capacities indicated.

/s/ William G. Dorey
William G. Dorey, President, Chief Executive Officer and Director
/s/ William E. Barton
William E. Barton, Senior Vice President and Chief Financial Officer, Principal Accounting and Financial Officer
/s/ David H. Watts
David H. Watts, Chairman of the Board and Director
/s/ Gary M. Cusumano
Gary M. Cusumano, Director
/s/ Linda Griego
Linda Griego, Director
/s/ David H. Kelsey
David H. Kelsey, Director
/s/ Rebecca A. McDonald
Rebecca A. McDonald, Director
/s/ Raymond E. Miles
Raymond E. Miles, Director
/s/ J. Fernando Niebla
J. Fernando Niebla, Director
/s/ William H. Powell
William H. Powell, Director

SCHEDULE II

GRANITE CONSTRUCTION INCORPORATED
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Charged (Credited) to Expenses or Other Accounts, Net	Deductions	Balance at End of Year
YEAR ENDED DECEMBER 31, 2005
Inventory reserves	$4,091	$1,263	$-	$5,354
Allowance for long-term receivable	-	3,500	-	3,500
YEAR ENDED DECEMBER 31, 2004
Inventory reserves	$4,592	$(501)	$-	$4,091
Allowance for long-term receivable	-	-	-	-
YEAR ENDED DECEMBER 31, 2003
Inventory reserves	$4,957	$(365)	$-	$4,592
Allowance for long-term receivable	-	-	-	-

S-1

INDEX TO 10-K EXHIBITS

Exhibit No.		Exhibit Description

3.1	*	Certificate of Incorporation of Granite Construction Incorporated [Registration Statement on Form S-1, File No. 33-33795]
3.1.a	*	Amendment to the Certificate of Incorporation of Granite Construction Incorporated [Exhibit 3.1.a to 10-K for year ended December 31, 1998]
3.1.b	*	Amendment to Certificate of Incorporation of Granite Construction Incorporated [Exhibit 3.1.b to 10-K for year ended December 31, 2000]
3.1.c	*	Certificate of Correction of Certificate of Incorporation of Granite Construction Incorporated effective January 31, 2001 [Exhibit 3.1.c to 10-K for year ended December 31, 2000]
3.1.d	*	Certificate of Correction of Certificate of Incorporation of Granite Construction Incorporated filed May 22, 1998, effective January 31, 2001 [Exhibit 3.1.d to 10-K for year ended December 31, 2000]
3.1.e	*	Certificate of Correction of Certificate of Incorporation of Granite Construction Incorporated filed May 23, 2000, effective January 31, 2001 [Exhibit 3.1.e to 10-K for year ended December 31, 2000]
3.1.f	*	Amendment to the Certificate of Incorporation of Granite Construction Incorporated effective May 25, 2001 [Exhibit 3.1 to 10-Q for quarter ended June 30, 2001]
3.1.g	*	Certificate of Incorporation of Granite Construction Incorporated as Amended effective May 25, 2001 [Exhibit 3.1.a to 10-Q for quarter ended June 30, 2001]
3.2	*	Bylaws of Granite Construction Incorporated, as amended and restated effective February 27, 1991 [Exhibit 3.2 to 10-K for year ended December 31, 1991]
10.1	* **
Amendment to and Restatement of the Granite Construction Incorporated Key Management Deferred Compensation Plan adopted and effective January 1, 1998 [Exhibit 10.8 to 10-K for year ended December 31, 1998]

10.1.a	* **	Amendment 1 to Granite Construction Incorporated Key Management Deferred Compensation Plan dated April 23, 1999 [Exhibit 10.6.a to 10-K for year ended December 31, 1999]
10.1.b	* **	Amendment 2 to Granite Construction Incorporated Key Management Deferred Compensation Plan dated March 24, 2003 [Exhibit 10.1 to 10-Q for quarter ended March 31, 2003]
10.1.c	† **	Amendment 3 to Granite Construction Incorporated Key Management Deferred Compensation Plan dated December 12, 2005
10.2	* **
Amendment to and Restatement of the Granite Construction Incorporated Key Management Deferred Incentive Compensation Plan adopted and effective January 1, 1998 [Exhibit 10.9 to 10-K for year ended December 31, 1998]

10.2.a	* **	Amendment 1 to Granite Construction Incorporated Key Management Deferred Incentive Compensation Plan dated April 23, 1999 [Exhibit 10.7.a to 10-K for year ended December 31, 1999]
10.2.b	* **	Amendment 2 to Granite Construction Incorporated Key Management Deferred Incentive Compensation Plan dated November 1, 2001 [Exhibit 10.9.b to 10-K for year ended December 31, 2001]
10.2.c	† **	Amendment 3 to Granite Construction Incorporated Key Management Deferred Incentive Compensation Plan dated December 12, 2005
10.3	*	Granite Construction Incorporated 1999 Equity Incentive Plan as Amended and Restated through September 25, 2003 [Exhibit 10.1 to 10-Q for quarter ended September 30, 2003]
10.4	*	Credit Agreement dated and effective June 29, 2001 [Exhibit 10.1 to 10-Q for quarter ended June 30, 2001]
10.5	*
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

10.8	*	Credit Agreement dated as of June 24, 2005 [Exhibit 10.1 to 10-Q for quarter ended June 30, 2005]
10.9	*
Guaranty Agreement dated as of June 24, 2005 from the Subsidiaries of Granite Construction Incorporated as Guarantors of financial accommodations pursuant to the terms of the Credit Agreement dated June 24, 2005 [Exhibit 10.2 to 10-Q for quarter ended June 30, 2005]

10.10	*	Note Purchase Agreement between Granite Construction Incorporated and certain purchasers dated May 1, 2001 [Exhibit 10.3 to 10-Q for quarter ended June 30, 2001]
10.10.a	*	First Amendment to Note Purchase Agreement between Granite Construction Incorporated and certain purchasers dated June 15, 2003 [Exhibit 10.4 to 10-Q for quarter ended June 30, 2003]
10.11	*	Amendment to and Restated Note Purchase Agreement between Granite Construction Incorporated and certain purchasers dated November 1, 2001 [Exhibit 10.12 to 10-K for year ended December 31, 2001]
10.11.a	*
First Amendment to Amended and Restated Note Purchase Agreement between Granite Construction Incorporated and certain purchasers dated June 15, 2003 [Exhibit 10.3 to 10-Q for quarter ended June 30, 2003]

10.12	*
Subsidiary Guaranty Agreement from the Subsidiaries of Granite Construction Incorporated as Guarantors of the Guaranty of Notes and Note Agreement and the Guaranty of Payment and Performance dated May 1, 2001 [Exhibit 10.4 to 10-Q for quarter ended June 30, 2001]

10.13	*
Subsidiary Guaranty Supplement from the Subsidiaries of Granite Construction Incorporated as Guarantors of the Guaranty of Notes and Note Agreement and the Guaranty of Payment and Performance dated November 15, 2001 [Exhibit 10.13.a to 10-K for year ended December 31, 2001]

10.14	*
International Swap Dealers Association, Inc. Master Agreement between BNP Paribas and Granite Construction Incorporated dated as of February 10, 2003 [Exhibit 10.5 to 10-Q for quarter ended June 30, 2003]

10.15	* **	Form of Amended and Restated Director and Officer Indemnification Agreement [Exhibit 10.10 to 10-K for year ended December 31, 2002]
10.16	*	Employment Agreement for William G. Dorey, dated April 20, 1990 [Exhibit 10.14 to 10-K/A for year ended December 31, 2004, filed May 18, 2005]
10.16.a	*	Assignment and Amendment to Employment Agreement for William G. Dorey, dated February 1, 1997 [Exhibit 10.14.a to 10-K/A for year ended December 31, 2004, filed May 12, 2005]
10.17	*	Employment Agreement for Mark E. Boitano, dated April 20, 1990 [Exhibit 10.15 to 10-K/A for year ended December 31, 2004, filed May 18, 2005]
10.17.a	*	Assignment and Amendment to Employment Agreement for Mark E. Boitano, dated February 1, 1997 [Exhibit 10.15.a to 10-K/A for year ended December 31, 2004, filed May 12, 2005]
10.18	*	Employment Agreement for William E. Barton, dated April 20, 1990 [Exhibit 10.16 to 10-K/A for year ended December 31, 2004, filed May 12, 2005]
10.18.a	*	Assignment and Amendment to Employment Agreement for William E. Barton, dated February 1, 1997 [Exhibit 10.16.a to 10-K/A for year ended December 31, 2004, filed May 12, 2005]
10.19	*	Employment Agreement for James H. Roberts, dated March 18, 1999 [Exhibit 10.18 to 10-K/A for year ended December 31, 2004, filed May 12, 2005]
10.20	†	Employment Agreement for Michael F. Donnino, dated January 22, 2004
21	†	List of Subsidiaries of Granite Construction Incorporated
23	†	Consent of PricewaterhouseCoopers, LLP
31.1	†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Incorporated by reference
** Compensatory plan or management contract
† Filed herewith
†† Furnished herewith