Form 10-Q
period 2006-03-31
GRANITE CONSTRUCTION INC
filed 2006-05-04
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ___________ to ___________

Commission File Number: 1-12911

GRANITE CONSTRUCTION INCORPORATED

State of Incorporation:	I.R.S. Employer Identification Number:
Delaware	77-0239383

Corporate Administration:
585 W. Beach Street
Watsonville, California 95076
(831) 724-1011

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒Yes  ☐No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒      Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes     ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 21, 2006.

Class	Outstanding
Common Stock, $0.01 par value	41,838,452 shares

Index

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2006, December 31, 2005 and March 31, 2005
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005
Notes to the Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (unaudited)

Granite Construction Incorporated CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited - in thousands, except share and per share data)
	March 31, 2006	December 31, 2005	March 31, 2005
Assets
Current assets
Cash and cash equivalents	$225,495	$199,881	$115,224
Short-term marketable securities	57,613	68,540	75,460
Accounts receivable, net	439,400	476,453	380,762
Costs and estimated earnings in excess of billings	28,812	43,660	53,266
Inventories	35,412	33,161	32,562
Real estate held for sale	50,189	46,889	35,693
Deferred income taxes	22,586	22,996	21,070
Equity in construction joint ventures	26,359	27,408	20,671
Other current assets	65,087	57,960	38,020
Total current assets	950,953	976,948	772,728
Property and equipment, net	393,312	397,111	380,342
Long-term marketable securities	42,932	32,960	20,612
Investments in affiliates	15,365	15,855	10,546
Other assets	46,879	49,356	49,000
Total assets	$1,449,441	$1,472,230	$1,233,228
Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$29,041	$26,888	$18,848
Accounts payable	220,284	232,807	190,019
Billings in excess of costs and estimated earnings	231,475	208,883	137,241
Accrued expenses and other current liabilities	121,325	140,569	102,620
Total current liabilities	602,125	609,147	448,728
Long-term debt	110,903	124,415	139,705
Other long-term liabilities	53,670	46,556	41,806
Deferred income taxes	37,325	37,325	44,135
Commitments and contingencies
Minority interest in consolidated subsidiaries	30,822	33,227	22,005
Shareholders’ equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	-	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 41,845,631 shares as of March 31, 2006, 41,682,010 shares as of December 31, 2005 and 41,715,786 shares as of March 31, 2005	418	417	417
Additional paid-in capital	68,477	80,619	79,732
Retained earnings	543,495	549,101	470,196
Accumulated other comprehensive income	2,206	1,602	1,263
Unearned compensation	-	(10,179)	(14,759)
Total shareholders’ equity	614,596	621,560	536,849
Total liabilities and shareholders’ equity	$1,449,441	$1,472,230	$1,233,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited - in thousands, except per share data)
Three Months Ended March 31,	2006	2005
Revenue
Construction	$434,338	$374,713
Material sales	61,630	46,221
Total revenue	495,968	420,934
Cost of revenue
Construction	403,960	354,381
Material sales	51,773	39,613
Total cost of revenue	455,733	393,994
Gross profit	40,235	26,940
General and administrative expenses	48,256	38,870
Gain on sales of property and equipment	4,238	26
Operating loss	(3,783)	(11,904)
Other income (expense)
Interest income	4,733	2,159
Interest expense	(1,395)	(2,031)
Equity in loss of affiliates	(77)	(60)
Other, net	(606)	(73)
Total other income (expense)	2,655	(5)
Loss before benefit from income taxes and minority interest	(1,128)	(11,909)
Benefit from income taxes	(773)	(3,692)
Loss before minority interest	(355)	(8,217)
Minority interest in consolidated subsidiaries	(1,067)	(50)
Net loss	$(1,422)	$(8,267)

Basic and diluted net loss per share	$(0.03)	$(0.20)

Basic and diluted weighted average shares of common stock	40,739	40,485

Dividends per share	$0.10	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited - in thousands)
Three Months Ended March 31,	2006	2005
Operating Activities
Net loss	$(1,422)	$(8,267)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	16,811	15,062
Gain on sales of property and equipment	(4,238)	(26)
Change in deferred income taxes	-	80
Stock-based compensation	1,695	1,476
Minority interest in consolidated subsidiaries	1,067	50
Equity in loss of affiliates	77	60
Changes in assets and liabilities:
Accounts receivable	33,587	(21,873)
Inventories	(2,251)	(851)
Real estate held for sale	(3,300)	(1,874)
Equity in construction joint ventures	1,049	224
Other assets	(8,083)	5,545
Accounts payable	(12,523)	(1,763)
Billings in excess of costs and estimated earnings, net	37,440	(6,042)
Accrued expenses and other liabilities	(19,860)	(16,153)
Net cash provided by (used in) operating activities	40,049	(34,352)
Investing Activities
Purchases of marketable securities	(20,060)	(15,075)
Maturities of marketable securities	26,500	35,914
Additions to property and equipment	(24,309)	(20,601)
Proceeds from sales of property and equipment	14,846	290
Distributions from affiliates	413	119
Issuance of notes receivable	(500)	-
Collection of notes receivable	2,911	-
Net cash (used in) provided by investing activities	(199)	647
Financing Activities
Additions to long-term debt	2,154	971
Repayments of long-term debt	(13,513)	(6,782)
Dividends paid	(4,169)	(4,161)
Repurchases of common stock	(4,030)	(2,527)
Contributions from minority partners	5,416	595
Distributions to minority partners	(467)	(900)
Other financing activities	373	106
Net cash used in financing activities	(14,236)	(12,698)
Increase (decrease) in cash and cash equivalents	25,614	(46,403)
Cash and cash equivalents at beginning of period	199,881	161,627
Cash and cash equivalents at end of period	$225,495	$115,224

Supplementary Information
Cash paid during the period for:
Interest	$837	$1,282
Income taxes	10,331	3,153
Non-cash investing and financing activity:
Restricted stock issued for services	9,629	5,388
Dividends accrued but not paid	4,185	4,172
Undisbursed escrow funds	-	1,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we”, “us”, “our” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2006 and 2005 and the results of our operations and cash flows for the periods presented. The December 31, 2005 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

2.	Change in Accounting Estimate:

Our gross profit in the three months ended March 31, 2006 and 2005 includes the effects of significant changes in the estimates of the profitability of certain of our Heavy Construction Division (“HCD”) projects. The net effect of these estimate changes decreased gross profit in each period.

Heavy Construction Division Change in Accounting Estimate	Three Months Ended March 31,
(dollars in millions)	2006	2005
Reduction in gross profit	$(21.0)	$(11.5)
Increase in gross profit	7.5	-
Net reduction in gross profit	$(13.5)	$(11.5)
Number of projects with significant downward estimate changes	6	5
Range of reduction to gross profit from each project	$1.1 - 3.1	$1.1 - 4.0
Number of projects with significant upward estimate changes	3	-
Range of increase to gross profit from each project	$1.1 - 2.8	$-
Total number of active projects	40	42

During the three months ended March 31, 2006, the changes that resulted in reduced estimated project profitability resulted primarily from changes in productivity and quantity estimates based on experience gained in the quarter, issues related to subcontractors, costs resulting from design issues and owner-directed changes. The six HCD projects with significant downward changes in estimated project profitability during the period were at various stages of completion at March 31, 2006 ranging from 40.0% to 99.0%.  Four of these projects also had significant downward estimate changes in 2005.

The impact of these downward changes on gross profit during the three months ended March 31, 2006 was partially offset by an increase in estimated profitability from three other projects, two of which are substantially complete. The majority of the increased profitability related to the settlement of outstanding issues for which the associated cost was recognized in prior periods. Two of these projects had significant downward estimate changes in 2005.

We believe we are entitled to additional compensation related to some of our downward estimate changes and are actively pursuing these issues with the contract owners. However, the amount and timing of any future recovery is highly uncertain. While we recognize the impact of estimated costs immediately when known, under our accounting policies we do not recognize revenue from contract changes until we have a signed change order or executed claim settlement. We believe that our current estimates of the gross profit are achievable. However, it is possible that the actual cost to complete will vary from our current estimate and any future estimate changes could be significant.

Additionally, during the three months ended March 31, 2006, our Branch Division recognized a net increase in gross profit from changes to estimated project profitability of approximately $7.0 million due primarily to settlement of outstanding issues on two projects with no associated cost.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	Inventories:

Inventories consist primarily of quarry products valued at the lower of average cost or market.

4.	Property and Equipment:

(in thousands)	March 31, 2006	December 31, 2005	March 31, 2005
Land	$52,969	$54,782	$53,564
Quarry property	104,568	104,662	102,206
Buildings and leasehold improvements	68,583	77,788	78,455
Equipment and vehicles	764,845	746,014	716,629
Office furniture and equipment	21,969	21,047	18,031
Gross property and equipment	1,012,934	1,004,293	968,885
Less: accumulated depreciation, depletion and amortization	619,622	607,182	588,543
Net property and equipment	$393,312	$397,111	$380,342

5.	Intangible Assets:

The following table indicates the allocation of goodwill by reportable segment which is included in other assets on our condensed consolidated balance sheets:

(in thousands)	March 31, 2006	December 31, 2005	March 31, 2005
Goodwill by segment:
Heavy Construction Division	$18,011	$18,011	$18,011
Branch Division	9,900	9,900	9,900
Total goodwill	$27,911	$27,911	$27,911

Also included in other assets on our condensed consolidated balance sheets are other intangible assets with a net book value of $2.8 million, $2.3 million and $2.8 million at March 31, 2006, December 31, 2005 and March 31, 2005, respectively.  Amortization expense related to intangible assets was approximately $100,000 and $151,000 for the three months ended March 31, 2006 and 2005. Amortization expense expected to be recorded in the future is as follows: $320,000 for the balance of 2006, $411,000 in 2007, $399,000 in 2008, $323,000 in 2009, $284,000 in 2010 and $1,057,000 thereafter.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	Construction Joint Ventures:

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

We have determined that certain of these joint ventures are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” Accordingly, we have consolidated those joint ventures where we have determined that we are the primary beneficiary. At March 31, 2006, the joint ventures we have consolidated were engaged in construction projects with total contract values ranging from $65.2 million to $430.3 million. Our proportionate share of the consolidated joint ventures ranges from 52.0% to 75.0%.

Consistent with Emerging Issues Task Force Issue 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures,” we account for our share of the operations of construction joint ventures in which we have determined we are not the primary beneficiary on a pro rata basis in the consolidated statements of operations and as a single line item in the consolidated balance sheets. At March 31, 2006, the joint ventures in which we hold a significant interest but are not the primary beneficiary were engaged in construction projects with total contract values ranging from $3.9 million to $266.2 million. Our proportionate share of these joint ventures ranges from 20.0% to 40.0%.

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

Although our agreements with our joint venture partners for both construction joint ventures and line item joint ventures provide that each party will assume and pay its share of any losses resulting from a project, if one of our partners is unable to pay its share, we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under our joint venture arrangements beyond our proportionate share include a partner’s inability to contribute additional funds to the venture in the event the project incurs a loss, or additional costs that we could incur should a partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. At March 31, 2006, approximately $254.6 million of work representing our partners’ share of unconsolidated and line item joint venture contracts in progress had yet to be completed.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	Stock-based Compensation:

We provide certain stock-based compensation under our Amended and Restated 1999 Equity Incentive Plan (the “Plan”).  Prior to January 1, 2006, we accounted for stock-based compensation under FASB Statement No. 123. Effective January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123-R”) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”) using the modified prospective transition method.

The primary change to our accounting for stock-based compensation as a result of this change in accounting principle is that forfeitures of restricted stock will be estimated and accounted for at the time of grant and updated based on actual forfeitures over the vesting period rather than accounting for forfeitures as they occur.  The cumulative effect of our transition to SFAS 123-R, resulting from the change in accounting for forfeitures, was not significant and therefore was recognized as an adjustment to compensation cost in the three months ended March 31, 2006, representing previously recognized compensation cost on restricted shares outstanding as of January 1, 2006 which we do not expect to vest.  Additionally, prior to our adoption of SFAS 123-R, we presented all tax benefits for deductions resulting from our stock-based compensation as operating cash flows on our consolidated statements of cash flows. SFAS 123-R requires the benefits of tax deductions in excess of recognized compensation expense (“Excess Tax Benefits”) to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.  There were no Excess Tax Benefits recorded during the three months ended March 31, 2006.

The Plan provides for the grant of restricted common stock, incentive and nonqualified stock options, performance units and performance shares to employees and awards to members of our Board of Directors in the form of stock units or stock options (“Director Options”).  A total of 4,250,000 shares of our common stock have been reserved for issuance under the Plan of which approximately 2,321,000 remained available as of March 31, 2006.

Restricted Stock: Restricted common stock is issued for services to be rendered and may not be sold, transferred or pledged for such period as determined by our compensation committee.  Restricted stock compensation cost is measured as the stock’s fair value based on the market price at the date of grant.  We recognize compensation cost only on restricted shares that will ultimately vest. We estimate the number of shares that will ultimately vest at each grant date based on our historical experience and adjust compensation cost and the carrying amount of unearned compensation based on changes in those estimates over time. Prior to our adoption of SFAS 123-R, we did not estimate forfeitures at the time of grant; rather, we recognized the effects of forfeitures in the period in which the forfeitures occurred.

Restricted stock compensation cost is recognized ratably over the shorter of the vesting period (generally three to five years) or the period from grant date to the date the holder reaches age 62 when all restricted shares become fully vested.  Vesting of restricted shares is not subject to any market or performance conditions.  An employee may not sell or otherwise transfer unvested shares and, in the event that employment is terminated prior to the end of the vesting period, any unvested shares are surrendered to us.  We have no obligation to repurchase restricted stock.

A summary of the status of our restricted stock as of March 31, 2006 and changes during the three months ended March 31, 2006 are as follows:

shares in thousands	Shares	Weighted- average grant-date fair value per share
Restricted shares outstanding, December 31, 2005	1,005	$21.44
Restricted shares granted	204	47.94
Restricted shares vested	(247)	21.98
Restricted shares forfeited	(1)	25.79
Restricted shares outstanding, March 31, 2006	961	$26.91

Compensation cost related to restricted shares was approximately $1.7 million ($1.2 million net of tax) for the three month period ended March 31, 2006.  The grant-date fair value of restricted shares that vested during the period was approximately $5.4 million.  As of March 31, 2006 there was $17.5 million of unrecognized compensation cost related to restricted shares which will be recognized over a remaining weighted-average period of 2.8 years.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Options and Stock Units: To date we have granted options and stock units only to members of our Board of Directors, who are required to receive at least 50% of their director’s fees in the form of a stock-based award in lieu of cash. Options granted to our Board of Directors are immediately exercisable and expire over varying terms not to exceed 10 years.  We estimate and record the fair value of each option grant using the Black-Scholes option-pricing model. Each stock unit can be exchanged for a share of our common stock, has no vesting requirement and is recorded at fair value using the market price of our common stock at the date of grant.  There were 55,000 options and 16,000 stock units outstanding at March 31, 2006.  The number and financial impact of director options and units are considered immaterial for further disclosure.

Wilder Common Stock: We currently own approximately 75% of the outstanding common stock of Wilder Construction Company.  All of the remaining non-Granite held common shares are redeemable by the holders upon retirement, voluntary termination, death or permanent disability. A portion of these shares are accounted for as stock-based compensation and are carried at fair value which is equivalent to the current redemption price. Changes in the redemption price are recorded as compensation expense and was not significant in either three month period ended March 31, 2006 or 2005. Prior to our adoption of SFAS 123-R, the redemption value of these shares was included in minority interest. Upon adoption of SFAS 123-R, we reclassified the redemption value of these shares, approximately $8.6 million, to other long-term liabilities.

8.	Weighted Average Shares Outstanding:

A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net loss per share in the accompanying condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
(in thousands)	2006	2005
Basic and diluted weighted average shares outstanding
Weighted average common stock outstanding	41,689	41,592
Less: weighted average restricted stock outstanding	950	1,107
Total weighted average shares outstanding	40,739	40,485

Since we incurred a loss in each of the quarters ended March 31, 2006 and 2005, the effect of dilutive securities totaling 550,000 and 611,000 equivalent shares, respectively, have been excluded from the calculation of diluted net loss per share because their impact would be anti-dilutive.  Dilutive securities consist of restricted stock, common stock options and common stock units.

9.	Comprehensive Loss:

The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended March 31,
(in thousands)	2006	2005
Net loss	$(1,422)	$(8,267)
Other comprehensive income (loss):
Changes in net unrealized gains on investments	604	(212)
Total comprehensive loss	$(818)	$(8,479)

10.	Benefit from Income Taxes:

Our effective tax rate increased to 68.5% for the three month period ended March 31, 2006 from 31.0% for the corresponding period in 2005.  The higher effective tax rate in the three months of 2006 is due to the recognition of a change in our assessment of certain tax exposures of approximately $0.4 million.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	Legal Proceedings:

Eldredge

A $9.3 million judgment was entered in June 2005 against our wholly owned subsidiary Granite Construction Company (“GCCO”) by the District Court Clark County, Nevada, in an action entitled Eldredge vs. Las Vegas Valley Water District, GCCO, et al. The civil lawsuit was initially brought by a former employee of GCCO against the Las Vegas Water District in June 2000. The plaintiff subsequently filed an amended complaint on June 10, 2003, bringing GCCO into the action and seeking compensation in addition to the worker’s compensation payments the employee previously accepted for injuries sustained when a trench excavation collapsed. The jury issued a verdict finding against GCCO on two causes of action, assault and battery and intentional infliction of emotional distress. The judgment awarded damages for past and future lost wages, medical expenses and pain and suffering. Although no punitive damages were assessed, GCCO’s insurance carriers have denied coverage for this judgment.

On June 23, 2005, GCCO filed several post-trial motions seeking reconsideration by the trial court as well as a reduction in the amount of the judgment. These post-trial motions were heard in September 2005 and were denied in March 2006. We will pursue an appeal of the judgment. We anticipate that the appeal process will take between 12 and 18 months to complete. During the three months ended June 30, 2005, we recorded a provision of $9.3 million, which was estimated based on the amount of the judgment described above. The judgment will accrue interest until it is satisfied.

After the verdict was issued, the plaintiff filed a motion seeking monetary sanctions against GCCO in the amount of $26.8 million (a multiple of the jury verdict) based on allegations that GCCO and/or its trial counsel improperly withheld and/or attempted to influence testimony in respect to the case. GCCO’s opposition to the motion and the plaintiff’s reply have been filed with the Court. We believe that the plaintiff has failed to submit any meaningful proof to support these allegations, that the motion is without merit and that it is highly unlikely that the motion will be granted. The judge decided after the sanctions motion was heard in September 2005 to reserve any decision and calendared the motion for a status check in March 2007.

Silica

GCCO is one of approximately 100 to 300 defendants in six active California Superior Court lawsuits, four of which were filed against Granite in 2005 and two were filed against Granite in 2006, in Alameda County (Riley vs. A-1 Aggregates, et al.; Molina vs A-1 Aggregates, et al.; Dominguez vs. A-1 Aggregates, et al.; Cleveland vs. A. Teichert & Son.; Guido vs. A. Teichert & Son, Inc.; and Williams vs. A. Teichert & Son, Inc.). Each lawsuit was brought by a single plaintiff who by way of various causes of action, including strict product and market share liability, alleges personal injuries caused by exposure to silica products and related materials during the plaintiffs’ use or association with sand blasting or grinding concrete. Each lawsuit seeks, on average approximately $13.0 million of damages. The plaintiff in each lawsuit has categorized the defendants as equipment defendants, respirator defendants, premises defendants and sand defendants. We have been identified as a sand defendant, meaning a party that manufactured, supplied or distributed silica-containing products. Our preliminary investigation revealed that we have not knowingly sold or distributed abrasive silica sand for sandblasting, and therefore, we believe the probability of these lawsuits resulting in an incurrence of a material liability is remote. We have been dismissed from seven other similar lawsuits, six of which were served in 2004 and one that was served in 2005. In addition, we have been apprised of two complaints that are based on similar allegations of exposure to silica containing products being filed, but not served, against GCCO and more than 100 other defendants in California Superior Court. We are investigating the specific allegations against GCCO for these new complaints.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in our 2005 Annual Report on Form 10-K. Internally, we evaluate performance based on operating profit or loss (excluding gain on sales of property and equipment), and do not include income taxes, interest income, interest expense or other income (expense). Unallocated other corporate expenses principally comprise corporate general and administrative expenses.

Summarized segment information is as follows:

	Three Months Ended March 31,
(in thousands)	HCD	Branch	Total
2006
Revenue from external customers	$251,354	$244,584	$495,938
Inter-segment revenue transfer	(6,514)	6,514	-
Net revenue	244,840	251,098	495,938
Depreciation, depletion and amortization	3,577	11,991	15,568
Operating (loss) income	(12,094)	18,832	6,738
Property and equipment	47,830	321,425	369,255
2005
Revenue from external customers	$209,597	$211,080	$420,934
Inter-segment revenue transfer	(7,641)	7,641	-
Net revenue	201,956	218,721	420,934
Depreciation, depletion and amortization	3,691	10,159	13,850
Operating loss	(1,295)	(1,069)	(2,364)
Property and equipment	50,306	300,275	350,581

A reconciliation of segment operating losses to consolidated totals is as follows:

	Three Months Ended March 31,
(in thousands)	2006	2005
Total operating income (loss) for reportable segments	$6,738	$(2,364)
Gain on sales of property and equipment	4,238	26
Other income (expense), net	2,655	(5)
Unallocated other corporate expense, net	(14,759)	(9,566)
Loss before benefit from income taxes and minority interest	$(1,128)	$(11,909)

13.	Reclassifications:

Certain financial statement items have been reclassified to conform to the current period’s format. These reclassifications had no impact on previously reported results of operations, financial position or cash flows.

Item	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Disclosure

From time to time, Granite makes certain comments and disclosures in reports and statements, including in this Quarterly Report on Form 10-Q, or statements made by its officers or directors that are not based on historical facts and which may be forward-looking in nature. Under the Private Securities Litigation Reform Act of 1995, a “safe harbor” may be provided to us for certain of these forward-looking statements. We wish to caution readers that forward-looking statements are subject to risks regarding future events and the future results of Granite that are based on current expectations, estimates, forecasts, and projections as well as the beliefs and assumptions of Granite’s management. Words such as “outlook,” “believes,” “expects,” “appears,” “may,” “will,” “should,” “anticipates” or the negative thereof or comparable terminology, are intended to identify such forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made and may in the future be made by or on behalf of Granite. These forward-looking statements are estimates reflecting the best judgment of senior management that rely on a number of assumptions concerning future events, many of which are outside of our control, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those more specifically described in our Annual Report on Form 10-K under “Item 1A. Risk Factors.” Granite undertakes no obligation to publicly revise or update any forward-looking statements for any reason. As a result, the reader is cautioned not to rely on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.

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

The two primary economic drivers of our business are (1) federal, state and local public funding levels and (2) the overall health of the economy, both nationally and locally. The level of demand for our services will generally have a direct correlation to these drivers. For example, a weak economy will generally result in a reduced demand for construction in the private sector. This reduced demand increases competition for fewer private sector projects and will ultimately also increase competition in the public sector as companies migrate from bidding on scarce private sector work to projects in the public sector. Greater competition can reduce revenue growth and/or increase pressure on gross profit margins. A weak economy also tends to produce less tax revenue, thereby decreasing the funds available for spending on public infrastructure improvements. There are funding sources that have been specifically earmarked for infrastructure spending, such as gasoline taxes, which are not necessarily directly impacted by a weak economy. However, even these funds can be temporarily at risk as state and local governments struggle to balance their budgets. Conversely, higher public funding and/or a robust economy will generally increase demand for our services and provide opportunities for revenue growth and margin improvement.

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

Results of Operations

Comparative Financial Summary	Three Months Ended March 31,
(in thousands)	2006	2005
Revenue	$495,968	$420,934
Gross profit	40,235	26,940
General and administrative expenses	48,256	38,870
Gain on sales of property and equipment	4,238	26
Operating loss	(3,783)	(11,904)
Net loss	(1,422)	(8,267)

Our results of operations for the three months ended March 31, 2006 reflect significantly higher operating income from our Branch Division compared with the corresponding period in 2005, which was primarily driven by higher gross margins on a higher volume of work completed in the first three months of 2006 and approximately $7.0 million from the settlement of outstanding issues on two projects.  The higher Branch Division results were partially offset by an operating loss in our Heavy Construction Division during the first three months of 2006 due primarily to the impact of downward adjustments of estimated project profitability on six of approximately 40 projects and a lower margin in the 2006 beginning backlog compared with the beginning backlog in 2005.  Additionally, the results for the first three months of 2006 reflect higher gains on sales of property and equipment.

Total Revenue	Three Months Ended March 31,
	2006		2005
(in thousands)	Amount	Percent	Amount	Percent
Revenue by Division:
Branch Division	$251,098	50.6	$218,721	52.0
Heavy Construction Division	244,840	49.4	201,956	48.0
Other	30	-	257	-
Total	$495,968	100.0	$420,934	100.0

Branch Division Revenue	Three Months Ended March 31,
	2006		2005
(in thousands)	Amount	Percent	Amount	Percent
California:
Public sector	$72,273	45.2	$55,182	47.7
Private sector	47,079	29.4	29,935	25.9
Material sales	40,604	25.4	30,546	26.4
Total	$159,956	100.0	$115,663	100.0
West (excluding California):
Public sector	$40,924	44.9	$53,092	51.5
Private sector	29,292	32.1	34,377	33.4
Material sales	20,926	23.0	15,589	15.1
Total	$91,142	100.0	$103,058	100.0
Total Branch Division Revenue:
Public sector	$113,197	45.1	$108,274	49.5
Private sector	76,371	30.4	64,312	29.4
Material sales	61,530	24.5	46,135	21.1
Total	$251,098	100.0	$218,721	100.0

Branch Division Revenue: Despite record rainfall in many locations, revenue from our Branch Division increased $32.4 million, or 14.8%, for the three months ended March 31, 2006 compared with the three months ended March 31, 2005. The increase reflected higher revenue at many of the division’s California locations, due in part to higher backlog, particularly in the public sector, at the beginning of the 2006 period and the continued strength of the private sector construction market in the state. The healthy public and private sector construction market in California also contributed to higher revenue from the sale of construction materials which was reflected in both increased volumes and increased average selling prices in the 2006 period compared with the 2005 period. These increases were partially offset by decreases in certain Branch Division locations that were impacted by a higher level of rain in the first three months of 2006 than was experienced during the corresponding period in 2005.

HCD Revenue	Three Months Ended March 31,
	2006		2005
(in thousands)	Amount	Percent	Amount	Percent
Revenue by Geographic Area:
South	$49,087	20.0	$39,747	19.7
West	65,671	26.8	36,817	18.2
Southeast	47,730	19.5	41,621	20.6
Northeast	69,442	28.4	73,459	36.4
Other	12,910	5.3	10,312	5.1
Total	$244,840	100.0	$201,956	100.0
Revenue by Market Sector:
Public sector	$239,764	97.9	$195,034	96.6
Private sector	4,976	2.0	6,836	3.4
Material sales	100	0.1	86	-
Total	$244,840	100.0	$201,956	100.0
Revenue by Contract Type:
Fixed unit price	$68,430	27.9	$74,309	36.8
Fixed price, including design/build	176,291	72.0	127,560	63.2
Other	119	0.1	87	-
Total	$244,840	100.0	$201,956	100.0

HCD Revenue: Revenue from our Heavy Construction Division increased $42.9 million, or 21.2%, for the three months ended March 31, 2006 compared with the three months ended March 31, 2005.  Approximately $15.0 million of the increase resulted from our partners’ share of revenue from consolidated construction joint ventures (see Note 6 of the Condensed Consolidated Financial Statements).  Geographically, the largest increase was seen in the West, due primarily to a large design/build project in California.   Increases in the South were due to revenue contributions from a number of new projects, added to backlog in the latter half of 2005.  Revenue from fixed price contracts increased from 63.2% of HCD revenue in the three months ended March 31, 2005 to 72.0% of HCD revenue in the three months ended March 31, 2006 due primarily to the growth in design/build projects in our backlog.

Total Backlog	March 31, 2006		December 31, 2005		March 31, 2005
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Backlog by Division:
Heavy Construction Division	$1,669,280	65.5	$1,603,284	68.8	$2,031,256	77.7
Branch Division	877,455	34.5	728,256	31.2	582,774	22.3
Total	$2,546,735	100.0	$2,331,540	100.0	$2,614,030	100.0

HCD Backlog	March 31, 2006		December 31, 2005		March 31, 2005
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Backlog by Geographic Area:
South	$300,303	18.0	$354,400	22.1	$483,333	23.8
West	423,735	25.4	455,927	28.4	361,234	17.8
Southeast	452,019	27.1	224,549	14.0	338,556	16.7
Northeast	428,112	25.6	491,944	30.7	697,533	34.3
Other	65,111	3.9	76,464	4.8	150,600	7.4
Total	$1,669,280	100.0	$1,603,284	100.0	$2,031,256	100.0
Backlog by Market Sector:
Public sector	$1,615,908	96.8	$1,546,370	96.5	$1,972,358	97.1
Private sector	53,372	3.2	56,914	3.5	58,898	2.9
Total	$1,669,280	100.0	$1,603,284	100.0	$2,031,256	100.0
Backlog by Contract Type:
Fixed unit price	$329,772	19.8	$391,494	24.4	$597,709	29.4
Fixed price including design/build	1,339,508	80.2	1,211,790	75.6	1,433,547	70.6
Total	$1,669,280	100.0	$1,603,284	100.0	$2,031,256	100.0

HCD Backlog: Heavy Construction Division backlog of $1.7 billion at March 31, 2006 was $66.0 million, or 4.1%, higher than at December 31, 2005, and $362.0 million, or 17.8%, lower than at March 31, 2005. Additions to HCD backlog in the first three months of 2006 included a $266.8 million joint venture bridge replacement project in Mississippi.  Additionally, we were awarded a 20% share of a joint venture project to construct a transportation hub at the World Trade Center in New York for which the total expected revenue has not yet been determined.  Subsequent to March 31, 2006, HCD was awarded an $87.0 million share of a $347.9 million joint venture bridge project in Louisiana and an additional $50.3 million on an existing highway reconstruction project in Utah.

Included in HCD Backlog at March 31, 2006 is approximately $55.2 million from two federal government projects for which the funding has not yet been allocated.

Branch Division Backlog	March 31, 2006		December 31, 2005		March 31, 2005
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
California:
Public sector	$304,714	61.3	$266,767	66.7	$156,835	54.6
Private sector	192,704	38.7	133,202	33.3	130,225	45.4
Total	$497,418	100.0	$399,969	100.0	$287,060	100.0
West (excluding California):
Public sector	$298,820	78.6	$270,687	82.5	$229,509	77.6
Private sector	81,217	21.4	57,600	17.5	66,205	22.4
Total	$380,037	100.0	$328,287	100.0	$295,714	100.0
Total Branch Division backlog:
Public sector	$603,534	68.8	$537,454	73.8	$386,344	66.3
Private sector	273,921	31.2	190,802	26.2	196,430	33.7
Total	$877,455	100.0	$728,256	100.0	$582,774	100.0

Branch Division Backlog: Branch Division backlog of $877.5 million at March 31, 2006 was $149.2 million, or 20.5%, higher than at December 31, 2005 and $294.7 million, or 50.6% higher than at March 31, 2005.  The backlog at March 31, 2006  reflected increases in both the public and private sectors and included the award of a $51.9 million share of a joint venture highway reconstruction project in Northern California, a $44.9 million road construction project near Bakersfield, California, a $23.3 million runway reconstruction project in Utah and a $21.3 million residential site development project in Nevada.

Gross Profit	Three Months Ended March 31,
(in thousands)	2006	2005
Branch Division	$43,609	$19,767
Percent of division revenue	17.4%	9.0%
Heavy Construction Division	$(2,958)	$7,096
Percent of division revenue	(1.2)%	3.5%
Other gross profit	$(416)	$77
Total gross profit	$40,235	$26,940
Percent of total revenue	8.1%	6.4%

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

Revenue from Contracts Less Than 25% Complete	Three Months Ended March 31,
(in thousands)	2006	2005
Branch Division	$27,463	$12,016
Heavy Construction Division	35,977	64,203
Total revenue from contracts less than 25% complete	$63,440	$76,219

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

Branch Division gross profit as a percent of revenue increased to 17.4% in the first three months of 2006 compared with 9.0% in the first three months of 2005. The increase reflected approximately $7.0 million in revenue from the settlement of outstanding issues on two projects for which the cost had been recognized in prior periods as well as higher profit margins for both construction and the sale of materials due to our ability to capitalize on the strong private development market and the increased public funding in many Branch Division locations.

HCD gross profit as a percent of revenue in the first three months of 2006 decreased compared to the first three months of 2005 due to lower estimated profitability in the division’s backlog at the beginning of 2006 resulting from the deterioration in estimated project margins we experienced during 2005. Additionally HCD experienced the effects of a greater reduction in estimated project profitability in the three months ended March 31, 2006. The impact of these changes reduced gross profit by approximately $13.5 million and $11.5 million in the three months ended March 31, 2006 and 2005, respectively (see Note 2 to the Condensed Consolidated Financial Statements).

General and Administrative Expenses	Three Months Ended March 31,
(in thousands)	2006	2005
Salaries and related expenses	$29,893	$24,576
Incentive compensation, discretionary profit sharing and other variable compensation	2,947	2,397
Other general and administrative expenses	15,416	11,897
Total	$48,256	$38,870
Percent of revenue	9.7%	9.2%

General and Administrative Expenses: Salaries and related expenses in the three months ended March 31, 2006 increased $5.3 million, or 21.6%, over the comparable period in 2005 due primarily to a combination of increased personnel, higher payroll related benefits, normal salary increases and other compensation related expenses. The increase in other general and administrative expenses in the three months ended March 31, 2006 relates primarily to increased bidding and other business development activity and other costs related to higher revenue.  Other general and administrative expenses include information technology, occupancy, office equipment and supplies, depreciation, travel and entertainment, outside services, marketing, training and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses.

Gain on Sales of Property and Equipment	Three Months Ended March 31,
(in thousands)	2006	2005
Gain on sales of property and equipment	$4,238	$26

Gain on Sales of Property and Equipment: Gain on sales of property and equipment in the three months ended March 31, 2006 included approximately $2.3 million from the sale of a rental property and an overall higher level of disposals of equipment than in the three months ended March 31, 2005.

Other Income (Expense)	Three Months Ended March 31,
(in thousands)	2006	2005
Interest income	$4,733	$2,159
Interest expense	(1,395)	(2,031)
Equity in loss of affiliates	(77)	(60)
Other, net	(606)	(73)
Total	$2,655	$(5)

Other Income (Expense): Interest income increased in the first three months of 2006 compared with the first three months of 2005 due to higher yields on higher average invested balances in the first three months of 2006.

Benefit from Income Taxes	Three Months Ended March 31,
(in thousands)	2006	2005
Benefit from income taxes	$(773)	$(3,692)
Effective tax rate	68.5%	31.0%

Benefit from Income Taxes: The higher effective tax rate in the first three months of 2006 is due to the recognition of a change in our assessment of certain tax exposures of approximately $0.4 million. We currently expect that our 2006 annual effective tax rate will be approximately 31.0%.

Minority Interest in Consolidated Subsidiaries	Three Months Ended March 31,
(in thousands)	2006	2005
Minority interest in consolidated subsidiaries	$(1,067)	$(50)

Minority Interest in Consolidated Subsidiaries: Our minority interest in consolidated subsidiaries represents the minority owners’ share of the income of our consolidated subsidiaries, primarily Wilder Construction Company, certain real estate development entities and various consolidated construction joint ventures. The increase in minority interest in 2006 compared with 2005 is due to higher profitability of these entities in 2006.

Outlook
We are optimistic about the potential for our business in 2006 as we continue to see healthy demand for our goods and services from both the public and private sectors in most of our markets. We did experience a significant amount of rain in the first quarter in parts of the West that has delayed the start to our building season. Although we continued to bid new work and build our backlog during the quarter, the length of the season will determine how much of that work we will be able to complete before the end of the year.

HCD continues to experience a very good bidding environment across the country. We are utilizing these opportunities to improve our bottom line results, not to grow our top-line. We are remaining focused on our regional management structure as well as our efforts to develop more talent at the project level. As we have stated previously, we are bidding our work with higher margins and focusing our efforts on project execution and resolution of unapproved change orders and claims in an effort to improve the overall profitability of this division.

Recruiting and retention continues to be a major focus at Granite. Quality talent is at a premium and we are working diligently to strengthen our recruiting efforts at every level. Our entire industry is challenged with a shortage of skilled labor as the demand for construction-related services remains strong across the United States. At Granite, we are implementing specialized training programs to develop our people and improve their skills to build our capabilities throughout the organization.

A primary legislative effort in California continues to place before the voters a major infrastructure bond.  Unsuccessful at reaching agreement for a measure on the June ballot, legislative leaders are still engaged in trying to put a package together for the November ballot.  In addition in California, full funding of Proposition 42 remains in the Governor’s Budget along with early repayment of another $920 million in past Prop. 42 loans which we are hopeful will pass through the Legislature. Lastly, the industry is on the verge of qualifying for the November ballot a measure to provide constitutional protection to Prop. 42 funds so that they are used solely for transportation purposes.

As we have stated previously, we are subject to oil price volatility as it relates to our use of liquid asphalt and diesel fuel. Some of our contracts provide for oil price indexing and include price escalation clauses that provide protection in the event that petroleum product prices increase significantly. Although we are exposed to price spikes in projects that do not include such clauses, we have historically been able to recover some or all of those costs when prices come down. With respect to steel, we are exposed to price increases and steel delivery delays on some of our HCD projects that are currently under construction. While we do have some exposure in these areas of our business, we have not been materially adversely impacted to date. In an effort to minimize our exposure on future projects, we are closely monitoring the industry’s outlook on future pricing so that we include future price escalation into our bids.

We believe the prospects for our Branch Division are very exciting. We are optimistic that the division’s operating performance in 2006 has the potential to meet or exceed our record 2005 results. In HCD, we expect our 2006 operating income to improve compared to 2005 and remain confident in our people and in the potential of our large project performance. While we do not expect dramatic improvement in our HCD business this year, we are committed to improving HCD’s overall profitability going forward.

Liquidity and Capital Resources

	Three Months Ended March 31,
(in thousands)	2006	2005
Cash and cash equivalents	$225,495	$115,224
Net cash provided by (used in):
Operating activities	40,049	(34,352)
Investing activities	(199)	647
Financing activities	(14,236)	(12,698)
Capital expenditures	24,309	20,601
Working capital	348,828	324,000

Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. We expect the principal use of funds for the foreseeable future will be for capital expenditures, working capital, debt service, acquisitions and other investments. We have budgeted $93.5 million for capital expenditures in 2006, which includes amounts for construction equipment, aggregate and asphalt plants, buildings, leasehold improvements and the purchase of land and aggregate reserves.  Additionally, we may seek Board approval for other materials related investments as opportunities are identified.

Our cash and cash equivalents and short-term and long-term marketable securities totaled $326.0 million at March 31, 2006 and included $91.1 million of cash from our consolidated construction joint ventures. This joint venture cash is for the working capital needs of each joint venture’s project. The decision to distribute cash must generally be made jointly by all of the partners. We believe that our current cash and cash equivalents, short-term investments, cash generated from operations and amounts available under our existing credit facilities will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations through the next twelve months and beyond. If we experience a significant change in our business such as the execution of a significant acquisition, we would likely need to acquire additional sources of financing, which may not be available on acceptable terms, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements.

Cash provided by operating activities of $40.0 million for the three months ended March 31, 2006 represents a $74.4 million increase from the amount used by operating activities during the same period in 2005. Contributing to this increase were higher net billings in excess of costs and estimated earnings during the 2006 period due primarily to large cash payments received to mobilize projects in the early stages of construction. Additionally, although accounts receivable was higher at March 31, 2006 than at March 31, 2005 due primarily to higher revenue in 2006, we experienced a reduction in accounts receivable at March 31, 2006 compared with December 31, 2005 versus an increase at March 31, 2005 compared with December 31, 2004.

Cash used by investing activities of $0.2 million for the three months ended March 31, 2006 represents a $0.8 million decrease from the amount provided by investing activities during the same period in 2005. The decrease was primarily attributable to higher net purchases of marketable securities and higher purchases of property and equipment, partially offset by increased proceeds from the sale of property and equipment during 2006.

Cash used by financing activities was $14.2 million for the three months ended March 31, 2006, an increase of $1.5 million from the same period in 2005, which was primarily due to higher repayments of long-term debt partially offset by higher contributions from minority partners.

We had standby letters of credit totaling approximately $6.4 million outstanding at March 31, 2006, which will expire between October 2006 and March 2007. We are generally required by the beneficiaries of these letters of credit to replace them upon expiration. Additionally, we typically are required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At March 31, 2006, approximately $2.4 billion of our backlog was bonded and performance bonds totaling approximately $8.3 billion were outstanding. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds when each contract is accepted by the owner. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

We have a $150.0 million bank revolving line of credit, which allows for unsecured borrowings for up to five years through June 24, 2010, with interest rate options. Interest on outstanding borrowings under the revolving line of credit is at our choice of selected LIBOR rates plus a margin that is recalculated quarterly. The margin was 0.75% at March 31, 2006. The unused and available portion of this line of credit was $118.6 million at March 31, 2006. Additionally, our Wilder subsidiary has a bank revolving line of credit of $10.0 million that expires in June 2007. There were no amounts outstanding under the Wilder line of credit at March 31, 2006.

Restrictive covenants under the terms of our debt agreements require the maintenance of certain financial ratios and the maintenance of tangible net worth (as defined). We were in compliance with these covenants at March 31, 2006. Additionally, our Wilder subsidiary has certain restrictive covenants (on a Wilder stand-alone basis) under the terms of its debt agreements. Wilder was in compliance with these covenants at March 31, 2006. Failure to comply with these covenants could cause the amounts due under the debt agreements to become currently payable.

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

There was no significant change in our exposure to market risk during the three months ended March 31, 2006.

Item	4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective.

During the first quarter of 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item	1. LEGAL PROCEEDINGS

Eldredge

A $9.3 million judgment was entered in June 2005 against our wholly owned subsidiary Granite Construction Company (“GCCO”) by the District Court Clark County, Nevada, in an action entitled Eldredge vs. Las Vegas Valley Water District, GCCO, et al. The civil lawsuit was initially brought by a former employee of GCCO against the Las Vegas Water District in June 2000. The plaintiff subsequently filed an amended complaint on June 10, 2003, bringing GCCO into the action and seeking compensation in addition to the worker’s compensation payments the employee previously accepted for injuries sustained when a trench excavation collapsed. The jury issued a verdict finding against GCCO on two causes of action, assault and battery and intentional infliction of emotional distress. The judgment awarded damages for past and future lost wages, medical expenses and pain and suffering. Although no punitive damages were assessed, GCCO’s insurance carriers have denied coverage for this judgment.

On June 23, 2005, GCCO filed several post-trial motions seeking reconsideration by the trial court as well as a reduction in the amount of the judgment. These post-trial motions were heard in September 2005 and were denied in March 2006. We will pursue an appeal of the judgment. We anticipate that the appeal process will take between 12 and 18 months to complete. During the three months ended June 30, 2005, we recorded a provision of $9.3 million, which was estimated based on the amount of the judgment described above. The judgment will accrue interest until it is satisfied.

After the verdict was issued, the plaintiff filed a motion seeking monetary sanctions against GCCO in the amount of $26.8 million (a multiple of the jury verdict) based on allegations that GCCO and/or its trial counsel improperly withheld and/or attempted to influence testimony in respect to the case. GCCO’s opposition to the motion and the plaintiff’s reply have been filed with the Court. We believe that the plaintiff has failed to submit any meaningful proof to support these allegations, that the motion is without merit and that it is highly unlikely that the motion will be granted. The judge decided after the sanctions motion was heard in September 2005 to reserve any decision and calendared the motion for a status check in March 2007.

Silica

GCCO is one of approximately 100 to 300 defendants in six active California Superior Court lawsuits, four of which were filed against Granite in 2005 and two were filed against Granite in 2006, in Alameda County (Riley vs. A-1 Aggregates, et al.; Molina vs A-1 Aggregates, et al.; Dominguez vs. A-1 Aggregates, et al.; Cleveland vs. A. Teichert & Son.; Guido vs. A. Teichert & Son, Inc.; and Williams vs. A. Teichert & Son, Inc.). Each lawsuit was brought by a single plaintiff who by way of various causes of action, including strict product and market share liability, alleges personal injuries caused by exposure to silica products and related materials during the plaintiffs’ use or association with sand blasting or grinding concrete. Each lawsuit seeks, on average approximately $13.0 million of damages. The plaintiff in each lawsuit has categorized the defendants as equipment defendants, respirator defendants, premises defendants and sand defendants. We have been identified as a sand defendant, meaning a party that manufactured, supplied or distributed silica-containing products. Our preliminary investigation revealed that we have not knowingly sold or distributed abrasive silica sand for sandblasting, and therefore, we believe the probability of these lawsuits resulting in an incurrence of a material liability is remote. We have been dismissed from seven other similar lawsuits, six of which were served in 2004 and one that was served in 2005. In addition, we have been apprised of two complaints that are based on similar allegations of exposure to silica containing products being filed, but not served, against GCCO and more than 100 other defendants in California Superior Court. We are investigating the specific allegations against GCCO for these new complaints.

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

Item	1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.  Information regarding risk factors appears in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal  year ended December 31, 2005.

Item	2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2006, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended March 31, 2006:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs[2]	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
January 1, 2006 through January 31, 2006	4,438	$35.91	-	$22,787,537
February 1, 2006 through February 28, 2006	-	-	-	$22,787,537
March 1, 2006 through March 31, 2006	81,711	$47.86	-	$22,787,537
	86,149	$47.25	-

[1]	The total number of shares purchased includes shares purchased in connection with employee tax withholding for shares granted under our 1999 Equity Incentive Plan.

[2]
On October 16, 2002, we publicly announced that our Board of Directors had authorized us to repurchase up to $25.0 million worth of shares of our common stock, exclusive of repurchases related to employee benefit plans, at management’s discretion.

Item	3. DEFAULTS UPON SENIOR SECURITIES

None

Item	4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item	5. OTHER INFORMATION

None

Item	6. EXHIBITS

3.2	*	Bylaws of Granite Construction Incorporated, as amended effective March 23, 2006 [Exhibit 3.2 to 8-K filed March 29, 2006]
10.1	*	Granite Construction Incorporated Amended and Restated 1999 Equity Incentive Plan (as amended effective January 1, 2005) [Exhibit 10.1 to 8-K filed March 29, 2006]
31.1	†	Certification of Principal Executive Officer
31.2	†	Certification of Principal Financial Officer
32	††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	*	Incorporated by reference
	†	Filed herewith
	††	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date: May 1, 2006	By:	/s/ William E. Barton
William E. Barton
Senior Vice President and Chief Financial Officer