Form 10-Q
period 2006-06-30
GRANITE CONSTRUCTION INC
filed 2006-08-07
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________

Commission File Number: 1-12911

GRANITE CONSTRUCTION INCORPORATED

State of Incorporation:	I.R.S. Employer Identification Number:
Delaware	77-0239383

Corporate Administration:
585 W. Beach Street
Watsonville, California 95076
(831) 724-1011

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 20, 2006.

Class	Outstanding
Common Stock, $0.01 par value	41,836,755 shares

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (unaudited)

Granite Construction Incorporated CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited - in thousands, except share and per share data)
	June 30, 2006	December 31, 2005	June 30, 2005
Assets
Current assets
Cash and cash equivalents	$304,976	$199,881	$116,988
Short-term marketable securities	74,775	68,540	60,751
Accounts receivable, net	530,882	476,453	498,892
Costs and estimated earnings in excess of billings	32,882	43,660	51,233
Inventories	39,532	33,161	34,377
Real estate held for sale	42,572	46,889	42,950
Deferred income taxes	22,830	22,996	20,947
Equity in construction joint ventures	31,641	27,408	21,167
Other current assets	47,373	57,960	19,226
Total current assets	1,127,463	976,948	866,531
Property and equipment, net	419,757	397,111	397,476
Long-term marketable securities	47,688	32,960	23,718
Investments in affiliates	16,076	15,855	10,844
Other assets	46,313	49,356	49,306
Total assets	$1,657,297	$1,472,230	$1,347,875
Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$29,424	$26,888	$22,639
Accounts payable	309,199	232,807	256,888
Billings in excess of costs and estimated earnings	278,499	208,883	148,161
Accrued expenses and other current liabilities	178,989	140,569	125,926
Total current liabilities	796,111	609,147	553,614
Long-term debt	105,757	124,415	130,427
Other long-term liabilities	53,885	46,556	43,044
Deferred income taxes	37,325	37,325	44,135
Commitments and contingencies
Minority interest in consolidated subsidiaries	18,741	33,227	27,520
Shareholders’ equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	-	-	-
Common stock, $0.01 par value, authorized 150,000,000 shares as of June 30, 2006 and 100,000,000 shares as of December 31, 2005 and June 30, 2005; issued and outstanding 41,836,889 shares as of June 30, 2006, 41,682,010 shares as of December 31, 2005 and 41,714,138 as of June 30, 2005	418	417	417
Additional paid-in capital	70,636	80,619	79,603
Retained earnings	572,601	549,101	480,979
Accumulated other comprehensive income	1,823	1,602	1,516
Unearned compensation	-	(10,179)	(13,380)
Total shareholders’ equity	645,478	621,560	549,135
Total liabilities and shareholders’ equity	$1,657,297	$1,472,230	$1,347,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited - in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue
Construction	$703,486	$592,128	$1,137,824	$966,841
Material sales	108,551	84,576	170,181	130,797
Total revenue	812,037	676,704	1,308,005	1,097,638
Cost of revenue
Construction	638,253	534,431	1,042,213	888,812
Material sales	80,674	65,566	132,447	105,179
Total cost of revenue	718,927	599,997	1,174,660	993,991
Gross profit	93,110	76,707	133,345	103,647
General and administrative expenses	48,935	40,606	97,191	79,476
Provision for legal judgment	-	9,300	-	9,300
Gain on sales of property and equipment	4,049	2,189	8,287	2,215
Operating income	48,224	28,990	44,441	17,086
Other income (expense)
Interest income	4,944	1,968	9,677	4,127
Interest expense	(1,391)	(1,636)	(2,786)	(3,667)
Equity in income (loss) of affiliates	828	(17)	751	(77)
Other, net	3,314	(651)	2,708	(724)
Total other income (expense)	7,695	(336)	10,350	(341)
Income before provision for income taxes and minority interest	55,919	28,654	54,791	16,745
Provision for income taxes	17,045	8,220	16,272	4,528
Income before minority interest	38,874	20,434	38,519	12,217
Minority interest in consolidated subsidiaries	(5,585)	(5,480)	(6,652)	(5,530)
Net income	$33,289	$14,954	$31,867	$6,687

Net income per share
Basic	$0.81	$0.37	$0.78	$0.16
Diluted	$0.80	$0.36	$0.77	$0.16

Weighted average shares of common stock
Basic	40,896	40,638	40,818	40,562
Diluted	41,466	41,212	41,378	41,118

Dividends per share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited - in thousands)
Six Months Ended June 30,	2006	2005
Operating Activities
Net income	$31,867	$6,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	34,176	31,142
Gain on sales of property and equipment	(8,287)	(2,215)
Change in deferred income taxes	-	80
Stock-based compensation	3,819	2,867
Common stock contributed to ESOP	1,995	1,994
Minority interest in consolidated subsidiaries	6,652	5,530
Equity in (income) loss of affiliates	(751)	77
Changes in assets and liabilities:
Accounts receivable	(55,150)	(138,585)
Inventories	(6,371)	(2,666)
Real estate held for sale	71	(9,132)
Equity in construction joint ventures	(4,233)	(272)
Other assets	11,279	25,133
Accounts payable	76,392	65,106
Billings in excess of costs and estimated earnings, net	80,394	6,911
Accrued expenses and other liabilities	36,200	8,491
Net cash provided by operating activities	208,053	1,148
Investing Activities
Purchases of marketable securities	(59,782)	(25,130)
Maturities of marketable securities	41,015	56,414
Additions to property and equipment	(68,419)	(53,688)
Proceeds from sales of property and equipment	14,245	3,706
Contributions to affiliates	-	(196)
Issuance of notes receivable	(500)	-
Collection of notes receivable	2,912	-
Other investing activities	(633)	-
Net cash used in investing activities	(71,162)	(18,894)
Financing Activities
Additions to long-term debt	20,800	26,585
Repayments of long-term debt	(25,901)	(40,220)
Dividends paid	(8,353)	(8,333)
Repurchases of common stock	(6,367)	(4,702)
Contributions from minority partners	5,650	804
Distributions to minority partners	(18,374)	(1,210)
Other financing activities	749	183
Net cash used in financing activities	(31,796)	(26,893)
Increase (decrease) in cash and cash equivalents	105,095	(44,639)
Cash and cash equivalents at beginning of period	199,881	161,627
Cash and cash equivalents at end of period	$304,976	$116,988

Supplementary Information
Cash paid during the period for:
Interest	$3,470	$3,728
Income taxes	11,041	3,664
Non-cash investing and financing activity:
Restricted stock issued for services	9,639	5,363
Dividends accrued but not paid	4,184	4,171
Financed acquisition of assets	2,500	2,337
Escrow funds from sale of assets	-	2,500
Debt repayments from sale of assets	13,521	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we”, “us”, “our” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2006 and 2005 and the results of our operations and cash flows for the periods presented. The December 31, 2005 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Revenue Recognition:  As more fully described in Note 1 to our consolidated financial statements “Summary of Significant Accounting Policies”, included in our 2005 Form 10-K, revenue and earnings on construction contracts, including construction joint ventures, are recognized on the percentage of completion method in the ratio of costs incurred to estimated final costs. For all projects, revenue in an amount equal to cost incurred is recognized prior to contracts reaching 25% completion. The related profit is deferred until the period in which 25% completion is attained. It is our judgment that until a project reaches 25% completion, there is insufficient information to determine what the estimated profit on the project will be with a reasonable level of assurance.

Additionally, as a result of experience gained on past design/build projects we now evaluate each design/build project individually to determine whether it is appropriate to begin profit recognition at 25% complete or at a later point. The factors considered in this evaluation of risk associated with each design/build project are the stage of design completion, the stage of construction completion, status of outstanding purchase orders and subcontracts, certainty of quantities, certainty of schedule and the relationship with the owner.

2.	Recently Issued Accounting Pronouncements:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing the impact of implementing FIN 48 on our consolidated financial statements.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	Change in Accounting Estimate:

Our gross profit in the three and six months ended June 30, 2006 and 2005 include the effects of significant changes in the estimates of the profitability of certain of our Heavy Construction Division (“HCD”) projects. The net effect of these estimate changes decreased gross profit in each period.

Heavy Construction Division Change in Accounting Estimate	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2006	2005	2006	2005
Reduction in gross profit	$(34.7)	$(11.0)	$(51.0)	$(22.5)
Increase in gross profit	7.6	-	10.4	-
Net reduction in gross profit	$(27.1)	$(11.0)	$(40.6)	$(22.5)
Number of projects with significant downward estimate changes	8	5	14	8
Range of reduction to gross profit from each project	$1.0 - 8.1	$1.0 - 3.0	$1.1 - 9.1	$1.2 - 6.8
Number of projects with significant upward estimate changes	2	-	4	-
Range of increase to gross profit from each project	$2.2 - 2.5	$-	$1.0 - 2.5	$-

The downward adjustments in estimated project profitability were made in response to unanticipated changes in project conditions occurring during the periods when recorded and were due to a variety of factors, including changes in productivity and quantity estimates based on experience gained in the quarter, site conditions that differed from our expectations, issues related to subcontractors, costs resulting from design issues, shortages and/or delays in delivery of steel, cement and aggregates, higher estimated asphalt and labor costs and owner-directed changes.  Our minority partners’ share of the net reduction in gross profit was $5.1 million and $5.8 million for the three and six months ended June 30, 2006, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2005, respectively.

The eight HCD projects with significant downward changes in estimated project profitability during the second quarter of 2006 were at various stages of completion at June 30, 2006 ranging from 48.0% to 83.0%.  Six of these projects also had significant downward estimate changes in 2005. As of June 30, 2006 and June 30, 2005, HCD had 44 and 47 active projects, respectively.

The impact of these downward changes on gross profit during the three months ended June 30, 2006 was partially offset by an increase in estimated profitability from two other projects, one of which is substantially complete. The majority of the increased profitability related to the settlement of outstanding issues and resolution of uncertainties for which the associated cost was recognized in prior periods. Neither of these projects had significant downward estimate changes in 2005.

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

4.	Inventories:

Inventories consist primarily of quarry products valued at the lower of average cost or market.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	Property and Equipment, Net:

(in thousands)	June 30, 2006	December 31, 2005	June 30, 2005
Land	$58,925	$54,782	$55,191
Quarry property	107,647	104,662	101,449
Buildings and leasehold improvements	69,168	77,788	76,692
Equipment and vehicles	783,527	746,014	739,978
Office furniture and equipment	22,288	21,047	18,780
Property and equipment	1,041,555	1,004,293	992,090
Less: accumulated depreciation, depletion and amortization	621,798	607,182	594,614
Property and equipment, net	$419,757	$397,111	$397,476

6.	Intangible Assets:

The following table indicates the allocation of goodwill by reportable segment which is included in other assets on our condensed consolidated balance sheets:

(in thousands)	June 30, 2006	December 31, 2005	June 30, 2005
Goodwill by segment:
Heavy Construction Division	$18,011	$18,011	$18,011
Branch Division	9,900	9,900	9,900
Total goodwill	$27,911	$27,911	$27,911

Also included in other assets on our condensed consolidated balance sheets are other intangible assets with a net book value of $2.7 million, $2.3 million and $2.7 million at June 30, 2006, December 31, 2005 and June 30, 2005, respectively. Amortization expense related to intangible assets was approximately $90,000 and $190,000 for the three and six months ended June 30, 2006, respectively, and approximately $151,000 and $302,000 for the three and six months ended June 30, 2005, respectively. Amortization expense expected to be recorded in the future is as follows: $369,000 for the balance of 2006, $558,000 in 2007, $554,000 in 2008, $269,000 in 2009, $230,000 in 2010 and $747,000 thereafter.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	Construction Joint Ventures:

We participate in various construction joint ventures. Generally, each construction joint venture is formed to accomplish a specific project and is jointly controlled by the joint venture partners. The joint venture agreements typically provide that our interest in any profits and assets, and our respective share in any losses and liabilities that may result from the performance of the contract are limited to our stated percentage interest in the project. Although each venture’s contract with the project owner typically requires joint and several liability among the joint venture partners, our agreements with our joint venture partners provide that each partner will assume and pay its full proportionate share of any losses resulting from a project. We have no significant commitments beyond completion of the contract.

We have determined that certain of these joint ventures are variable interest entities as defined by FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” Accordingly, we have consolidated those joint ventures where we have determined that we are the primary beneficiary. At June 30, 2006, the joint ventures we have consolidated were engaged in construction projects with total contract values ranging from $65.4 million to $441.9 million. Our proportionate share of the consolidated joint ventures ranges from 52.0% to 79.0%.

Consistent with Emerging Issues Task Force Issue 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures,” we account for our share of the operations of construction joint ventures in which we have determined we are not the primary beneficiary on a pro rata basis in the consolidated statements of operations and as a single line item in the consolidated balance sheets. At June 30, 2006, the joint ventures in which we hold a significant interest but are not the primary beneficiary were engaged in construction projects with total contract values ranging from $3.7 million to $347.9 million. Our proportionate share of these joint ventures ranges from 20% to 40%.

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

Although our agreements with our joint venture partners for both construction joint ventures and line item joint ventures provide that each party will assume and pay its share of any losses resulting from a project, if one of our partners is unable to pay its share, we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under our joint venture arrangements beyond our proportionate share include a partner’s inability to contribute additional funds to the venture in the event the project incurs a loss, or additional costs that we could incur should a partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. At June 30, 2006, approximately $474.1 million of work representing our partners’ share of unconsolidated and line item joint venture contracts in progress had yet to be completed.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	Stock-based Compensation:

We provide certain stock-based compensation under our Amended and Restated 1999 Equity Incentive Plan (the “Plan”). Prior to January 1, 2006, we accounted for stock-based compensation under Statement of Financial Accounting Standard No. 123. Effective January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123-R”) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”) using the modified prospective transition method.

The primary change to our accounting for stock-based compensation as a result of this change in accounting principle is that forfeitures of restricted stock will be estimated and accounted for at the time of grant and updated based on actual forfeitures over the vesting period rather than accounting for forfeitures as they occur. The cumulative effect of our transition to SFAS 123-R, resulting from the change in accounting for forfeitures, was not significant and therefore was recognized as an adjustment to compensation cost, representing previously recognized compensation cost on restricted shares outstanding as of January 1, 2006 which we do not expect to vest. Additionally, prior to our adoption of SFAS 123-R, we presented all tax benefits for deductions resulting from our stock-based compensation as operating cash flows on our consolidated statements of cash flows. SFAS 123-R requires the benefits of tax deductions in excess of recognized compensation expense (“Excess Tax Benefits”) to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules. There were no Excess Tax Benefits recorded during the three and six months ended June 30, 2006.

The Plan provides for the grant of restricted common stock, incentive and nonqualified stock options, performance units and performance shares to employees and awards to members of our Board of Directors in the form of stock units or stock options (“Director Options”). A total of 4,250,000 shares of our common stock have been reserved for issuance under the Plan of which approximately 2,330,000 remained available as of June 30, 2006.

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

A summary of the status of our restricted stock as of June 30, 2006 and changes during the three and six months ended June 30, 2006 is as follows:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
(shares in thousands)	Shares	Weighted-average grant-date fair value per share	Shares	Weighted-average grant-date fair value per share
Restricted shares outstanding, beginning balance	969	27.09	1,005	21.44
Restricted shares granted	-	-	212	47.94
Restricted shares vested	(41)	26.73	(288)	22.65
Restricted shares forfeited	(11)	29.01	(12)	28.61
Restricted shares outstanding, ending balance	917	27.09	917	27.09

Compensation cost related to restricted shares was approximately $2.1 million ($1.4 million net of tax) and $3.8 million ($2.6 million net of tax) for the three and six months ended June 30, 2006, respectively. The grant date fair value of restricted shares vested during the three and six months ended June 30, 2006 was approximately $1.1 million and $6.5 million, respectively. As of June 30, 2006 there was $15.7 million of unrecognized compensation cost related to restricted shares which will be recognized over a remaining weighted-average period of 2.6 years.  Prior to the adoption of SFAS 123-R, unrecognized compensation cost related to restricted shares was included in unearned compensation.  Upon adoption of SFAS 123R, we reclassified the unrecognized compensation cost, approximately $10.2 million, to additional paid in capital.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Options and Stock Units: To date we have granted options and stock units only to members of our Board of Directors, who are required to receive at least 50% of their director’s fees in the form of a stock-based award in lieu of cash. Options granted to our Board of Directors are immediately exercisable and expire over varying terms not to exceed 10 years. We estimate and record the fair value of each option grant using the Black-Scholes option-pricing model. Each stock unit can be exchanged for a share of our common stock, has no vesting requirement and is recorded at fair value using the market price of our common stock at the date of grant. There were 55,000 options and 16,000 stock units outstanding at June 30, 2006. The number and financial impact of Director Options and units are considered immaterial for further disclosure.

Wilder Common Stock: We currently own approximately 75% of the outstanding common stock of Wilder Construction Company. All of the remaining non-Granite held common shares are redeemable by the holders upon retirement, voluntary termination, death or permanent disability. A portion of these shares are accounted for as stock-based compensation and are carried at fair value which is equivalent to the current redemption price. Changes in the redemption price are recorded as compensation expense and were not significant in either the three or six month periods ended June 30, 2006 or 2005. Prior to our adoption of SFAS 123-R, the redemption value of these shares was included in minority interest. Upon adoption of SFAS 123-R, we reclassified the redemption value of these shares, approximately $8.6 million, to other long-term liabilities.

9.	Weighted Average Shares Outstanding:

A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income per share in the accompanying condensed consolidated statements of income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Weighted average shares outstanding:
Weighted average common stock outstanding	41,838	41,712	41,764	41,653
Less: weighted average restricted stock outstanding	942	1,074	946	1,091
Total basic weighted average shares outstanding	40,896	40,638	40,818	40,562
Diluted weighted average shares outstanding:
Basic weighted average shares outstanding	40,896	40,638	40,818	40,562
Effect of dilutive securities:
Common stock options and units	50	63	46	62
Restricted stock	520	511	514	494
Total weighted average shares outstanding	41,466	41,212	41,378	41,118

Restricted stock representing approximately 169,000 shares and 189,000 shares for the three months ended June 30, 2006 and 2005, respectively, and approximately 177,000 shares and 94,000 shares for the six months ended June 30, 2006 and 2005, respectively, have been excluded from the calculation of diluted net income per share because their effects are anti-dilutive.

10.	Comprehensive Income:

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Net income	$33,289	$14,954	$31,867	$6,687
Other comprehensive (loss) income:
Changes in net unrealized gains on investments	(383)	253	221	41
Total comprehensive income	$32,906	$15,207	$32,088	$6,728

11.	Provision for Income Taxes:

Our effective tax rate increased to 30.5% and 29.7% for the three and six months ended June 30, 2006, respectively, from 28.7% and 27.0% for the corresponding periods in 2005.  A discrete period tax benefit of approximately $3.5 million for a provision for a legal judgment was recorded in the second quarter of 2005 (see Note 12).

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	Legal

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

On June 23, 2005, GCCO filed several post-trial motions seeking reconsideration by the trial court as well as a reduction in the amount of the judgment. These post-trial motions were heard in September 2005 and were denied in March 2006. We have filed an appeal of the judgment with the Supreme Court of Nevada. The Supreme Court of Nevada will establish a briefing and argument schedule that we anticipate will take up to a year to complete.

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

Silica

GCCO is one of approximately 100 to 300 defendants in seven active California Superior Court lawsuits, five of which were filed against Granite in 2005 and two were filed against Granite in 2006, in Alameda County (Riley vs. A-1 Aggregates, et al.; Molina vs. A-1 Aggregates, et al.; Dominguez vs. A-1 Aggregates, et al.; Cleveland vs. A. Teichert & Son.; Guido vs. A. Teichert & Son, Inc.; Williams vs. A. Teichert & Son, Inc.; and Horne vs. Teichert & Son, Inc.). Each lawsuit was brought by a single plaintiff who is seeking money damages by way of various causes of action, including strict product and market share liability, alleges personal injuries caused by exposure to silica products and related materials during the plaintiffs’ use or association with sand blasting or grinding concrete. The plaintiff in each lawsuit has categorized the defendants as equipment defendants, respirator defendants, premises defendants and sand defendants. We have been identified as a sand defendant, meaning a party that manufactured, supplied or distributed silica-containing products. Our preliminary investigation revealed that we have not knowingly sold or distributed abrasive silica sand for sandblasting, and therefore, we believe the probability of these lawsuits resulting in an incurrence of a material liability is remote. We have been dismissed from fourteen other similar lawsuits. In addition, we have been apprised of three complaints that are based on similar allegations of exposure to silica containing products being filed, but not served, against GCCO and more than one hundred other defendants in California Superior Court. We are investigating the specific allegations against GCCO for these new complaints.

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

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.	Business Segment Information:

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

The accounting policies of the segments are the same as those described under Revenue Recognition (see Note 1) and in the summary of significant accounting policies contained in our 2005 Annual Report on Form 10-K. Internally, we evaluate performance based on operating profit or loss (excluding gain on sales of property and equipment), and do not include income taxes, interest income, interest expense or other income (expense). Unallocated other corporate expenses principally comprise corporate general and administrative expenses.

Branch Division operating income for the three and six months ended June 30, 2005 includes a $9.3 million provision for a legal judgment (see Note 12).  During the three months ended June 30, 2006, we also recorded revenue and operating income of $33.6 million and $16.7 million, respectively, primarily related to sales of certain real estate development assets by our Granite Land Company that are not included in either the Branch Division or HCD.  Of the $16.7 million in Granite Land Company operating income, approximately $8.0 million is our minority partner’s share.

Summarized segment information is as follows:

	Three Months Ended June 30,
(in thousands)	HCD	Branch	Total
2006
Revenue from external customers	$315,868	$462,520	$778,388
Inter-segment revenue transfer	(8,777)	8,777	-
Net revenue	307,091	471,297	778,388
Depreciation, depletion and amortization	3,611	12,757	16,368
Operating (loss) income	(18,871)	61,495	42,624
2005
Revenue from external customers	$285,919	$390,528	$676,447
Inter-segment revenue transfer	(9,638)	9,638	-
Net revenue	276,281	400,166	676,447
Depreciation, depletion and amortization	3,792	10,839	14,631
Operating income	8,000	30,546	38,546

	Six Months Ended June 30,
(in thousands)	HCD	Branch	Total
2006
Revenue from external customers	$567,222	$707,104	$1,274,326
Inter-segment revenue transfer	(15,291)	15,291	-
Net revenue	551,931	722,395	1,274,326
Depreciation, depletion and amortization	7,188	24,748	31,936
Operating (loss) income	(30,965)	80,327	49,362
Property and equipment	46,945	349,348	396,293
2005
Revenue from external customers	$495,516	$601,608	$1,097,124
Inter-segment revenue transfer	(17,279)	17,279	-
Net revenue	478,237	618,887	1,097,124
Depreciation, depletion and amortization	7,483	20,998	28,481
Operating income	6,705	29,477	36,182
Property and equipment	51,289	309,690	360,979

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A reconciliation of segment operating income to consolidated totals is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Total operating income for reportable segments	$42,624	$38,546	$49,362	$36,182
Other income (expense), net	7,695	(336)	10,350	(341)
Gain on sales of property and equipment	4,049	2,189	8,287	2,215
Unallocated other corporate expense	(15,139)	(11,401)	(28,720)	(20,272)
Granite Land Company operating income	16,690	(344)	15,512	(1,039)
Income before provision for income taxes and minority interest	$55,919	$28,654	$54,791	$16,745

14.	Line of Credit:

On June 23, 2006, we entered into an agreement amending our $150.0 million bank revolving line of credit. The amendment extends the term of the revolving line of credit to allow for unsecured borrowings through June 24, 2011, with interest rate options. Interest on outstanding borrowings under the revolving line of credit is at our choice of selected LIBOR rates plus a margin that is recalculated quarterly. The margin was 0.70% at June 30, 2006. The unused and available portion of this line of credit was $118.6 million at June 30, 2006. Restrictive covenants under the terms of our debt agreements require the maintenance of certain financial ratios and the maintenance of tangible net worth (as defined). We were in compliance with these covenants at June 30, 2006.

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

Results of Operations

Comparative Financial Summary	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Revenue	$812,037	$676,704	$1,308,005	$1,097,638
Gross profit	93,110	76,707	133,345	103,647
General and administrative expenses	48,935	40,606	97,191	79,476
Provision for legal judgment	-	9,300	-	9,300
Gain on sales of property and equipment	4,049	2,189	8,287	2,215
Operating income	48,224	28,990	44,441	17,086
Net income	33,289	14,954	31,867	6,687

Our results of operations for the three and six months ended June 30, 2006 reflect strong results from our Branch Division which realized higher revenue and gross margins on construction projects and on the sales of construction materials. These higher results were partially offset by an operating loss in our Heavy Construction Division due primarily to additional costs recorded due to changes in the estimates of the cost to complete certain projects. Also included in operating income and net income for the three months ended June 30, 2006 is approximately $16.7 million primarily related to sales of certain real estate development assets by our Granite Land Company subsidiary ($8.7 million net of our minority partners’ share).  Additionally, our net income for the three and six months ended June 30, 2006 reflects an increase in non operating income of approximately $8.0 million and $10.7 million, respectively, due primarily to higher interest income in the 2006 periods.

Total Revenue	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue by Division:
Branch Division	$471,297	58.0	$400,166	59.1	$722,395	55.2	$618,887	56.4
Heavy Construction Division	307,091	37.8	276,281	40.8	551,931	42.2	478,237	43.6
Other	33,649	4.2	257	0.1	33,679	2.6	514	-
Total	$812,037	100.0	$676,704	100.0	$1,308,005	100.0	$1,097,638	100.0

Branch Division Revenue	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
California:
Public sector	$132,486	47.7	$87,493	41.3	$204,759	46.8	$142,675	43.6
Private sector	73,922	26.6	72,896	34.4	121,001	27.6	102,831	31.4
Material sales	71,336	25.7	51,292	24.3	111,940	25.6	81,838	25.0
Total	$277,744	100.0	$211,681	100.0	$437,700	100.0	$327,344	100.0
West (excluding California):
Public sector	$120,060	62.0	$111,288	59.0	$160,984	56.5	$164,380	56.4
Private sector	36,278	18.7	43,977	23.3	65,570	23.0	78,354	26.9
Material sales	37,215	19.3	33,220	17.7	58,141	20.5	48,809	16.7
Total	$193,553	100.0	$188,485	100.0	$284,695	100.0	$291,543	100.0
Total Branch Division Revenue:
Public sector	$252,546	53.6	$198,781	49.7	$365,743	50.6	$307,055	49.6
Private sector	110,200	23.4	116,873	29.2	186,571	25.8	181,185	29.3
Material sales	108,551	23.0	84,512	21.1	170,081	23.6	130,647	21.1
Total	$471,297	100.0	$400,166	100.0	$722,395	100.0	$618,887	100.0

Branch Division Revenue: Revenue from our Branch Division for the three and six months ended June 30, 2006 increased by $71.1 million, or 17.8%, and $103.5 million, or 16.7%, respectively, over the corresponding 2005 periods. The increased revenue from both construction and the sale of materials is being driven by higher levels of public spending, particularly in California. The increased revenue from the sale of materials reflected increases in both volume and average selling prices in 2006 compared with 2005. Although our private sector revenue remains strong, we are beginning to see signs of a slow down in spending on residential development work (see “Outlook”).

HCD Revenue	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue by Geographic Area:
South	$67,370	21.9	$54,073	19.6	$116,457	21.1	$93,820	19.6
West	74,004	24.1	60,773	22.0	139,675	25.3	97,590	20.4
Southeast	59,765	19.5	44,900	16.3	107,495	19.5	86,521	18.1
Northeast	82,478	26.9	84,430	30.6	151,920	27.5	157,889	33.0
Other	23,474	7.6	32,105	11.5	36,384	6.6	42,417	8.9
Total	$307,091	100.0	$276,281	100.0	$551,931	100.0	$478,237	100.0
Revenue by Market Sector:
Public sector	$301,513	98.2	$267,728	96.9	$541,277	98.1	$462,762	96.8
Private sector	5,578	1.8	8,489	3.1	10,554	1.9	15,325	3.2
Material sales	-	-	64	-	100	-	150	-
Total	$307,091	100.0	$276,281	100.0	$551,931	100.0	$478,237	100.0
Revenue by Contract Type:
Fixed unit price	$71,257	23.2	$84,732	30.7	$139,687	25.3	$159,041	33.3
Fixed price, including design/build	235,834	76.8	191,453	69.3	412,125	74.7	319,013	66.7
Other	-	-	96	-	119	-	183	-
Total	$307,091	100.0	$276,281	100.0	$551,931	100.0	$478,237	100.0

HCD Revenue: Revenue from our Heavy Construction Division for the three and six months ended June 30, 2006 increased by $30.8 million, or 11.2%, and $73.7 million, or 15.4%, respectively, over the corresponding 2005 periods. Approximately $9.6 million and $24.5 of the increase for the three and six months ended June 30, 2006, respectively, resulted from our partners’ share of revenue from consolidated joint ventures (see Note 7 of the condensed consolidated financial statements). Geographically, the higher revenue in the West in 2006 was due primarily to a large design/build project in California. Revenue increases in 2006 in the South and Southeast were due to revenue contributions from a number of new projects added to backlog in the latter half of 2005. Revenue from fixed price contracts increased in 2006 due primarily to the growth in design/build projects in our backlog.

Total Backlog	June 30, 2006		March 31, 2006		June 30, 2005
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Backlog by Division:
Branch Division	$978,384	39.2	$877,455	34.5	$647,862	25.9
Heavy Construction Division	1,514,482	60.8	1,669,280	65.5	1,852,445	74.1
Total	$2,492,866	100.0	$2,546,735	100.0	$2,500,307	100.0

Branch Division Backlog	June 30, 2006		March 31, 2006		June 30, 2005
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
California:
Public sector	$370,513	70.7	$304,714	61.3	$188,304	62.4
Private sector	153,735	29.3	192,704	38.7	113,699	37.6
Total	$524,248	100.0	$497,418	100.0	$302,003	100.0
West (excluding California):
Public sector	$338,417	74.5	$298,820	78.6	$281,069	81.3
Private sector	115,719	25.5	81,217	21.4	64,790	18.7
Total	$454,136	100.0	$380,037	100.0	$345,859	100.0
Total Branch Division backlog:
Public sector	$708,930	72.5	$603,534	68.8	$469,373	72.4
Private sector	269,454	27.5	273,921	31.2	178,489	27.6
Total	$978,384	100.0	$877,455	100.0	$647,862	100.0

Branch Division Backlog: Branch Division backlog of $978.4 million at June 30, 2006 was $100.9 million, or 11.5%, higher than at March 31, 2006 and $330.5 million, or 51.0%, higher than at June 30, 2005, driven primarily by higher levels of public spending, particularly in California. Although our private sector backlog at June 30, 2006 is comparable to the backlog at March 31, 2006 and significantly higher than June 30, 2005, we are beginning to see a softening in spending on residential development work (see “Outlook”).

HCD Backlog	June 30, 2006		March 31, 2006		June 30, 2005
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Backlog by Geographic Area:
South	$322,458	21.3	$300,303	18.0	$435,588	23.5
West	399,573	26.4	423,735	25.4	301,995	16.3
Southeast	395,178	26.1	452,019	27.1	297,159	16.0
Northeast	351,736	23.2	428,112	25.6	695,789	37.6
Other	45,537	3.0	65,111	3.9	121,914	6.6
Total	$1,514,482	100.0	$1,669,280	100.0	$1,852,445	100.0
Backlog by Market Sector:
Public sector	$1,466,091	96.8	$1,615,908	96.8	$1,781,419	96.2
Private sector	48,391	3.2	53,372	3.2	71,026	3.8
Total	$1,514,482	100.0	$1,669,280	100.0	$1,852,445	100.0
Backlog by Contract Type:
Fixed unit price	$266,784	17.6	$329,772	19.8	$516,645	27.9
Fixed price including design/build	1,247,698	82.4	1,339,508	80.2	1,335,800	72.1
Total	$1,514,482	100.0	$1,669,280	100.0	$1,852,445	100.0

HCD Backlog: Heavy Construction Division backlog of $1.5 billion at June 30, 2006 was $154.8 million, or 9.3%, lower than at March 31, 2006, and $338.0 million, or 18.2%, lower than at June 30, 2005. Additions to HCD backlog in the 2006 quarter included an $87.0 million share of a non sponsored joint venture bridge project in Louisiana and the award of an additional $50.3 million on an existing highway reconstruction project in Utah. HCD backlog includes approximately $3.5 million related to our 20% portion of a joint venture project to construct a transportation hub at the World Trade Center in New York.  We currently expect the total revenue on that contract to be approximately $1.5 billion of which our share would be approximately $300.0 million.

Included in HCD backlog at June 30, 2006 is approximately $52.4 million from two federal government projects for which the funding has not yet been fully allocated.

Gross Profit	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Branch Division	$86,886	$61,656	$130,495	$81,423
Percent of division revenue	18.4%	15.4%	18.1%	13.2%
Heavy Construction Division	$(11,242)	$15,212	$(14,200)	$22,308
Percent of division revenue	(3.7)%	5.5%	(2.6)%	4.7%
Other gross profit	$17,466	$(161)	$17,050	$(84)
Total gross profit	$93,110	$76,707	$133,345	$103,647
Percent of total revenue	11.5%	11.3%	10.2%	9.4%

Gross Profit: We recognize revenue only equal to cost, deferring profit recognition, until a project reaches 25% completion. In certain cases, such as large complex design/build projects, we may continue to defer profit recognition beyond the point of 25% completion until such time as we believe we have enough information to make a reasonably dependable estimate of contract revenue and cost. Because we have a large number of projects at various stages of completion in our Branch Division, this policy generally has little impact on the Branch Division’s gross profit on a quarterly or annual basis. However, HCD has fewer projects in process at any given time and those projects tend to be much larger than Branch Division projects. As a result, HCD gross profit as a percent of revenue can vary significantly in periods where one or several very large projects reach the point of profit recognition and the deferred profit is recognized or conversely, in periods where backlog is growing rapidly and a higher percentage of projects are in their early stages with no associated gross margin recognition. Revenue from jobs with deferred contract margin is as follows:

Revenue from Contracts with Deferred Margin	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Branch Division	$41,607	$22,469	$49,206	$24,195
Heavy Construction Division	56,201	49,383	83,009	80,132
Total revenue from contracts with deferred margin	$97,808	$71,852	$132,215	$104,327

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

Branch Division gross profit as a percent of revenue for the three and six months ended June 30, 2006 increased to 18.4% and 18.1%, respectively, from 15.4% and 13.2% for the three and six months ended June 30, 2005, respectively. The increase in 2006 is attributable to higher profit margins for both construction and the sale of materials due to our ability to capitalize on the strong demand for our materials and construction services in both the private and pubic sectors. Our Branch Division gross profit for the six months ended June 30, 2006 also reflected approximately $7.0 million in revenue from the settlement of outstanding issues on two projects for which the cost had been recognized in prior periods.

HCD recognized negative gross margin for the three and six months ended June 30, 2006 due to reductions in estimated project profitability that had the effect of reducing gross margin by approximately $27.1 million and $40.6 million, respectively.  This compares with reduced gross margin from reductions in estimated project profitability of $11.0 million and $22.5 million, for the three and six months ended June 30, 2005, respectively (See Note 3 to the Condensed Consolidated Financial Statements).  Additionally HCD’s gross margins in 2006 were negatively impacted by lower estimated profitability in the division’s backlog at the beginning of 2006 resulting from the deterioration in estimated project margins experienced during 2005.

Cost of revenue consists of direct costs on contracts, including labor and materials, subcontractor costs, direct overhead costs and equipment expense (primarily depreciation, maintenance and repairs and fuel).

General and Administrative Expenses	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Salaries and related expenses	$25,435	$22,129	$55,328	$46,705
Incentive compensation, discretionary profit sharing and other variable compensation	8,634	4,920	11,581	7,317
Other general and administrative expenses	14,866	13,557	30,282	25,454
Total	$48,935	$40,606	$97,191	$79,476
Percent of revenue	6.0%	6.0%	7.4%	7.2%

General and Administrative Expenses: Salaries and related expenses in the three and six months ended June 30, 2006 increased $3.3 million, or 14.9%, and $8.6 million, or 18.5%, over the comparable periods in 2005 due primarily to a combination of increased personnel at a higher average salary, higher payroll related benefits, normal salary increases and other compensation related expenses. Incentive compensation and other variable compensation increased in the three and six months ended June 30, 2006 compared with the 2005 periods due to higher income in the 2006 periods. The increase in other general and administrative expenses in the three and six months ended June 30, 2006 relates primarily to increased bidding and other business development activity and other costs related to higher revenue. Other general and administrative expenses include information technology, occupancy, office equipment and supplies, depreciation, travel and entertainment, outside services, marketing, training and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses.

Provision for Legal Judgment	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Provision for legal judgment	$-	$9,300	$-	$9,300

Provision for Legal Judgment: In June 2005, we recorded a provision of $9.3 million related to an unfavorable judgment in a legal proceeding (see Note 12 to the Condensed Consolidated Financial Statements).

Gain on Sales of Property and Equipment	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Gain on sales of property and equipment	$4,049	$2,189	$8,287	$2,215

Gain on Sales of Property and Equipment: Gain on sales of property and equipment was significantly higher in the six months ended June 30, 2006 as compared with the six months ended June 30, 2005 due to an overall higher level of disposals of equipment throughout 2006 and approximately $2.3 million from the sale of a rental property recognized in the first quarter of 2006.

Other Income (Expense)	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Interest income	$4,944	$1,968	$9,677	$4,127
Interest expense	(1,391)	(1,636)	(2,786)	(3,667)
Equity in income (loss) of affiliates	828	(17)	751	(77)
Other, net	3,314	(651)	2,708	(724)
Total	$7,695	$(336)	$10,350	$(341)

Other Income (Expense): Interest income increased in both the three and six months ended June 30, 2006 as compared with the corresponding periods in 2005 due primarily to a higher average yield on higher balances of interest bearing investments. Other (net) in the 2006 quarter includes approximately $3.2 million recognized on the sale of gold which is produced as a by-product of one of our aggregate mining operations and held for investment.

Provision for Income Taxes	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Provision for income taxes (in thousands)	$17,045	$8,220	$16,272	$4,528
Effective tax rate	30.5%	28.7%	29.7%	27.0%

Provision for Income Taxes: Our effective tax rate increased to 30.5% and 29.7% for the three and six months ended June 30, 2006, respectively, from 28.7% and 27.0% for the corresponding periods in 2005. A discrete period tax benefit of approximately $3.5 million for a provision for a legal judgment was recorded in the second quarter of 2005 (see Note 12 to the Condensed Consolidated Financial Statements). We currently expect our effective tax rate for the year ending December 31, 2006 will be approximately 31.0%.

Minority Interest in Consolidated Subsidiaries	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Minority interest in consolidated subsidiaries	$(5,585)	$(5,480)	$(6,652)	$(5,530)

Minority Interest in Consolidated Subsidiaries: Our minority interest in consolidated subsidiaries represents the minority owners’ share of the income of our consolidated subsidiaries, primarily Wilder Construction Company, certain real estate development entities and various consolidated construction joint ventures.

Outlook

Our 2006 construction season is off to a very strong start, particularly in our Branch Division business. We are optimistic about our branch prospects for the remainder of the year as the fundamentals that drive our business in the West remain strong. However, we are not anticipating an improvement in our Heavy Construction Division (HCD) business this year as we continue to work off backlog that includes limited profitability.

The outlook for public sector work for our Branch Division business in the West is very positive. We are experiencing significant bidding opportunities for state and local transportation projects as funding at both the federal and state level continues to be healthy. Some of our branches are experiencing a leveling off in their private sector markets, particularly in the residential site development work. However, we feel the public sector opportunities should offset the impact from a reduction in the private sector. With a record-level backlog, and a positive public works outlook ahead, we expect 2006 operating income for the Branch Division to exceed the record levels reached in 2005.

In California, where we conduct over half of our Branch Division operations, legislators have embraced transportation infrastructure as a priority, supporting Governor Schwarzenegger’s call for increased transportation funding. The 2006-07 California State Budget adopted by the Legislature in June reflects this focus which builds on last year’s improved budget for transportation. The Budget includes fully funding Proposition 42 for the coming year (approximately $1.4 billion) as well as an additional $1.4 billion early repayment amount for past Proposition 42 funds.

In an effort to take advantage of our many opportunities, our branches are concentrating significant effort on developing people, and building more capacity relating to equipment and construction materials. However, the capacity of the craft labor market for our industry nationwide and our ability to hire qualified workers is our biggest challenge. One key to our success is our ongoing commitment to invest in building the skills and capabilities of both new employees and our existing workforce by providing specialized in-house training programs.

We are also very pleased with the success of our construction materials business. Demand for our aggregate materials is expected to remain strong this year driven by the record funding levels discussed above. With third-party sales representing 23.5% of the Branch Division’s revenue for the first six months of 2006, the ownership of aggregate materials is both a valuable resource for our core construction business, as well as a strategic and profitable retail business on its own. Over the next several years, we plan to increase our investment in our materials business. Our plan is to strategically invest in this business by acquiring additional aggregate reserves, “green fielding” new facilities and expanding our existing operations.

Although there are adequate bidding opportunities in all of our HCD regions, we are exhibiting more patience and discipline on bid day in an effort to book backlog that will consistently deliver acceptable levels of profitability. With many of HCD’s projects stretching out over two or more years, the effect of these changes will take time to realize as current projects are completed and new projects get underway. Our strategy is to focus on quality bids, project execution and bottom line results that will deliver the performance improvement we expect from this business. Given the performance through the end of the second quarter, we now expect 2006 operating results for HCD to be break even, provided several HCD projects reach the percentage of completion threshold needed for profit recognition.

We are subject to oil price volatility as it relates to our use of liquid asphalt and diesel fuel. Some of our projects are indexed and include price escalation clauses that provide cost protection in the event that petroleum product prices increase significantly. With respect to steel, we are exposed to potential price increases and delivery delays on some of our HCD projects that are currently under construction. While we do have some exposure in these areas of our business, we regularly look at ways to both mitigate, and otherwise limit our exposure. The short term nature of many Branch Division projects allows us the opportunity to re-price our work frequently and thus minimize the impact of higher prices. We also frequently review the price volatility of these products within our large projects and include any changes in our project forecasts. In addition, we closely monitor the industry’s outlook on future pricing so that we can properly reflect anticipated future price escalation in our bids.

In summary, we are very encouraged by the near-term opportunities we are witnessing in the Branch Division. Although our results have been negatively impacted by our large project performance, we believe there is considerable upside in HCD and we remain committed to our strategy to improve the division’s profitability.

Liquidity and Capital Resources

	Six Months Ended June 30,
(in thousands)	2006	2005
Cash and cash equivalents	$304,976	$116,988
Net cash provided by (used in):
Operating activities	208,053	1,148
Investing activities	(71,162)	(18,894)
Financing activities	(31,796)	(26,893)
Capital expenditures	68,419	53,688
Working capital	331,352	312,917

Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. We expect the principal use of funds for the foreseeable future will be for capital expenditures, working capital, debt service, acquisitions and other investments. We have budgeted $97.6 million for capital expenditures in 2006, which includes amounts for construction equipment, aggregate and asphalt plants, buildings, leasehold improvements and the purchase of land and aggregate reserves. Additionally, we may seek Board approval for other materials-related investments as opportunities are identified.

Our cash and cash equivalents and short-term and long-term marketable securities totaled $427.4 million at June 30, 2006 and included $132.2 million of cash from our consolidated construction joint ventures. This joint venture cash is for the working capital needs of each joint venture’s project. The decision to distribute cash must generally be made jointly by all of the partners. We believe that our current cash and cash equivalents, short-term investments, cash generated from operations and amounts available under our existing credit facilities will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations through the next twelve months and beyond. If we experience a significant change in our business, such as the execution of a significant acquisition, we would likely need to acquire additional sources of financing, which may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements.

Cash provided by operating activities of $208.1 million for the six months ended June 30, 2006 represents a $206.9 million increase from the amount provided by operating activities during the same period in 2005. Contributing to this increase in 2006 were higher net income and higher net billings in excess of costs and estimated earnings resulting primarily from large cash payments received to mobilize projects in the early stages of construction. Additionally, although accounts receivable was higher at June 30, 2006 than at June 30, 2005 due to higher revenue in 2006, the balance increased at a lower rate in the six months ended June 30, 2006 than in the same period in 2005.

Cash used in investing activities of $71.2 million for the six months ended June 30, 2006 represents a $52.3 million increase from the amount used in the same period in 2005 due primarily to higher net purchases of marketable securities and higher capital expenditures in 2006.

Cash used in financing activities was $31.8 million for the six months ended June 30, 2006, a change of $4.9 million from the same period in 2005, which was due primarily to higher net distributions to minority partners of certain real estate development entities in 2006.

We had standby letters of credit totaling approximately $6.4 million outstanding at June 30, 2006, which will expire between February 2007 and October of 2007. We are generally required by the beneficiaries of these letters of credit to replace them upon expiration. Additionally, we typically are required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At June 30, 2006, approximately $2.3 billion of our backlog was bonded and performance bonds totaling approximately $8.9 billion were outstanding. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds when each contract is accepted by the owner. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

We have a $150.0 million bank revolving line of credit, which allows for unsecured borrowings through June 24, 2011, with interest rate options. Interest on outstanding borrowings under the revolving line of credit is at our choice of selected LIBOR rates plus a margin that is recalculated quarterly. The margin was 0.70% at June 30, 2006. The unused and available portion of this line of credit was $118.6 million at June 30, 2006. Additionally, our Wilder subsidiary has a bank revolving line of credit of $10.0 million that expires in June 2008. The unused and available portion of this line of credit was $2.7 million at June 30, 2006.

Restrictive covenants under the terms of our debt agreements require the maintenance of certain financial ratios and the maintenance of tangible net worth (as defined). We were in compliance with these covenants at June 30, 2006. Additionally, our Wilder subsidiary has restrictive covenants (on a Wilder stand-alone basis) under the terms of its debt agreements that include the maintenance of certain ratios of working capital, liabilities to net worth and tangible net worth and restricts Wilder capital expenditures in excess of specified limits. Wilder was in compliance with these covenants at June 30, 2006. Failure to comply with these covenants could cause the amounts due under the debt agreements to become currently payable.

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

There was no significant change in our exposure to market risk during the six months ended June 30, 2006.

Item 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective.

During the second quarter of 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 23, 2005, GCCO filed several post-trial motions seeking reconsideration by the trial court as well as a reduction in the amount of the judgment. These post-trial motions were heard in September 2005 and were denied in March 2006. We have filed an appeal of the judgment with the Supreme Court of Nevada. The Supreme Court of Nevada will establish a briefing and argument schedule that we anticipate will take up to a year to complete.

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

Silica

GCCO is one of approximately 100 to 300 defendants in seven active California Superior Court lawsuits, five of which were filed against Granite in 2005 and two were filed against Granite in 2006, in Alameda County (Riley vs. A-1 Aggregates, et al.; Molina vs. A-1 Aggregates, et al.; Dominguez vs. A-1 Aggregates, et al.; Cleveland vs. A. Teichert & Son.; Guido vs. A. Teichert & Son, Inc.; Williams vs. A. Teichert & Son, Inc.; and Horne vs. Teichert & Son, Inc.). Each lawsuit was brought by a single plaintiff who is seeking money damages by way of various causes of action, including strict product and market share liability, alleges personal injuries caused by exposure to silica products and related materials during the plaintiffs’ use or association with sand blasting or grinding concrete. The plaintiff in each lawsuit has categorized the defendants as equipment defendants, respirator defendants, premises defendants and sand defendants. We have been identified as a sand defendant, meaning a party that manufactured, supplied or distributed silica-containing products. Our preliminary investigation revealed that we have not knowingly sold or distributed abrasive silica sand for sandblasting, and therefore, we believe the probability of these lawsuits resulting in an incurrence of a material liability is remote. We have been dismissed from fourteen other similar lawsuits. In addition, we have been apprised of three complaints that are based on similar allegations of exposure to silica containing products being filed, but not served, against GCCO and more than one hundred other defendants in California Superior Court. We are investigating the specific allegations against GCCO for these new complaints.

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

Item 1A.    Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K. Information regarding risk factors appears in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year ended December 31, 2005.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2006, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended June 30, 2006:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs[2]	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
April 1, 2006 through April 30, 2006	-	-	-	$22,787,537
May 1, 2006 through May 31, 2006	45,300	44.11	-	$22,787,537
June 1, 2006 through June 30, 2006	8,278	41.33	-	$22,787,537
	53,578	43.68	-

[1]
The total number of shares purchased includes: (i) shares purchased in May 2006 for contribution to our Employee Stock Ownership Plan; and (ii) shares purchased in connection with employee tax withholding for shares granted under our 1999 Equity Incentive Plan.

[2]
On October 16, 2002, we publicly announced that our Board of Directors had authorized us to repurchase up to $25.0 million worth of shares of our Company’s common stock, exclusive of repurchases related to employee benefit plans, at management’s discretion.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of shareholders on May 22, 2006, the following members were elected to three-year terms to the Board of Directors:

	Votes
	Affirmative	Withhold
Linda Griego	36,697,126	2,415,019
David H. Kelsey	36,709,575	2,402,570
James W. Bradford	36,698,223	2,413,922

The following proposals were approved at the annual meeting:

	Votes
	Affirmative	Against	Abstain	Broker Non-Votes
Proposal to amend Granite’s Certificate of Incorporation so as to increase the authorized shares of common stock.	34,165,639	4,167,520	30,845	748,141
Proposal to ratify the appointment by the Audit/Compliance Committee of PricewaterhouseCoopers LLP as Granite’s independent auditor for the fiscal year ending December 31, 2006.	37,792,281	549,372	22,350	749,142

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

3.1.a	†	Certificate of Amendment to Granite’s Certificate of Incorporation, filed with the Delaware Secretary of State on May 25, 2006
3.1.b	†	Certificate of Incorporation as amended, effective May 25, 2006
10.1	†	Amendment No. 1 to the June 24, 2005 Credit Agreement dated as of June 23, 2006
31.1	†	Certification of Principal Executive Officer
31.2	†	Certification of Principal Financial Officer
32	††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	†	Filed herewith
	††	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date:	August 4, 2006	By:	/s/ William E. Barton
William E. Barton
Senior Vice President and Chief Financial Officer