Form 10-Q
period 2006-09-30
GRANITE CONSTRUCTION INC
filed 2006-11-01
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 20, 2006.

Class	Outstanding
Common Stock, $0.01 par value	41,845,981 shares

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (unaudited)

Granite Construction Incorporated CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited - in thousands, except share and per share data)
	September 30, 2006	December 31, 2005	September 30, 2005
Assets
Current assets
Cash and cash equivalents	$202,382	$199,881	$159,297
Short-term marketable securities	140,869	68,540	81,043
Accounts receivable, net	634,548	476,453	586,476
Costs and estimated earnings in excess of billings	31,199	43,660	50,306
Inventories	42,020	33,161	31,699
Real estate held for sale	50,141	46,889	45,931
Deferred income taxes	22,475	22,996	20,581
Equity in construction joint ventures	37,969	27,408	24,514
Other current assets	32,988	57,960	30,329
Total current assets	1,194,591	976,948	1,030,176
Property and equipment, net	422,212	397,111	408,912
Long-term marketable securities	45,759	32,960	32,163
Investments in affiliates	20,564	15,855	10,887
Other assets	63,656	49,356	49,889
Total assets	$1,746,782	$1,472,230	$1,532,027
Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$27,673	$26,888	$21,772
Accounts payable	322,537	232,807	309,281
Billings in excess of costs and estimated earnings	327,272	208,883	189,067
Accrued expenses and other current liabilities	183,968	140,569	176,901
Total current liabilities	861,450	609,147	697,021
Long-term debt	90,151	124,415	128,539
Other long-term liabilities	56,335	46,556	46,007
Deferred income taxes	37,325	37,325	44,135
Commitments and contingencies
Minority interest in consolidated subsidiaries	11,840	33,227	28,995
Shareholders’ equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	-	-	-
Common stock, $0.01 par value, authorized 150,000,000 shares as of September 30, 2006 and 100,000,000 shares as of December 31, 2005 and September 30, 2005; issued and outstanding 41,845,981 shares as of September 30, 2006, 41,682,010 shares as of December 31, 2005 and 41,699,060 shares as of September 30, 2005	418	417	417
Additional paid-in capital	72,742	80,619	79,148
Retained earnings	614,141	549,101	517,460
Accumulated other comprehensive income	2,380	1,602	2,112
Unearned compensation	-	(10,179)	(11,807)
Total shareholders’ equity	689,681	621,560	587,330
Total liabilities and shareholders’ equity	$1,746,782	$1,472,230	$1,532,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited - in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue
Construction	$808,297	$756,390	$1,946,121	$1,723,231
Material sales	133,375	107,772	303,556	238,569
Total revenue	941,672	864,162	2,249,677	1,961,800
Cost of revenue
Construction	737,281	670,178	1,779,494	1,558,990
Material sales	98,459	84,283	230,906	189,462
Total cost of revenue	835,740	754,461	2,010,400	1,748,452
Gross profit	105,932	109,701	239,277	213,348
General and administrative expenses	58,560	50,149	155,751	129,625
Provision for legal judgment	-	-	-	9,300
Gain on sales of property and equipment	1,230	2,441	9,517	4,656
Operating income	48,602	61,993	93,043	79,079
Other income (expense)
Interest income	7,055	2,693	16,732	6,820
Interest expense	(1,319)	(1,734)	(4,105)	(5,401)
Equity in income of affiliates	770	85	1,521	8
Other, net	(8)	176	2,700	(548)
Total other income	6,498	1,220	16,848	879
Income before provision for income taxes and minority interest	55,100	63,213	109,891	79,958
Provision for income taxes	22,796	18,791	39,068	23,319
Income before minority interest	32,304	44,422	70,823	56,639
Minority interest in consolidated subsidiaries	13,421	(3,771)	6,769	(9,301)
Net income	$45,725	$40,651	$77,592	$47,338

Net income per share
Basic	$1.12	$1.00	$1.90	$1.17
Diluted	$1.10	$0.98	$1.87	$1.15

Weighted average shares of common stock
Basic	40,923	40,656	40,853	40,594
Diluted	41,546	41,340	41,434	41,192

Dividends per share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited - in thousands)
Nine Months Ended September 30,	2006	2005
Operating Activities
Net income	$77,592	$47,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	51,153	48,881
Gain on sales of property and equipment	(9,517)	(4,656)
Change in deferred income taxes	-	80
Stock-based compensation	5,762	4,451
Common stock contributed to ESOP	1,995	1,994
Minority interest in consolidated subsidiaries	(6,769)	9,301
Equity in income of affiliates	(1,521)	(8)
Changes in assets and liabilities:
Accounts receivable	(162,174)	(232,220)
Inventories	(8,859)	12
Real estate held for sale	(5,042)	(12,112)
Equity in construction joint ventures	(10,561)	(3,619)
Other assets	20,611	12,745
Accounts payable	89,730	117,499
Billings in excess of costs and estimated earnings, net	130,850	48,744
Accrued expenses and other liabilities	44,709	62,317
Net cash provided by operating activities	217,959	100,747
Investing Activities
Purchases of marketable securities	(147,229)	(61,538)
Maturities of marketable securities	69,024	70,414
Additions to property and equipment	(90,103)	(84,615)
Proceeds from sales of property and equipment	15,681	9,285
Contributions to affiliates	(6,600)	(401)
Distributions to affiliates	1,978	247
Issuance of notes receivable	(500)	-
Collection of notes receivable	2,911	-
Other investing activities	(634)	-
Net cash used in investing activities	(155,472)	(66,608)
Financing Activities
Additions to long-term debt	51,074	27,769
Repayments of long-term debt	(75,990)	(44,159)
Dividends paid	(12,537)	(12,504)
Repurchases of common stock	(6,369)	(5,255)
Contributions from minority partners	5,909	911
Distributions to minority partners	(22,988)	(3,505)
Other financing activities	915	274
Net cash used in financing activities	(59,986)	(36,469)
Increase (decrease) in cash and cash equivalents	2,501	(2,330)
Cash and cash equivalents at beginning of period	199,881	161,627
Cash and cash equivalents at end of period	$202,382	$159,297

Supplementary Information
Cash paid during the period for:
Interest	$4,159	$4,708
Income taxes	42,009	6,436
Non-cash investing and financing activity:
Restricted stock issued for services	9,639	5,370
Dividends accrued but not paid	4,185	4,170
Financed acquisition of assets	4,835	2,337
Escrow funds from sale of assets	-	1,250
Debt repayments from sale of assets	13,398	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation:

Basis of Presentation: The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2006 and 2005 and the results of our operations and cash flows for the periods presented. The December 31, 2005 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Revenue Recognition:  As more fully described in Note 1 to our consolidated financial statements “Summary of Significant Accounting Policies,” included in our 2005 Form 10-K, revenue and earnings on construction contracts, including construction joint ventures, are recognized on the percentage of completion method in the ratio of costs incurred to estimated final costs. For all projects, revenue in an amount equal to cost incurred is recognized prior to contracts reaching 25% completion. The related profit is deferred until the period in which 25% completion is attained. It is our judgment that until a project reaches 25% completion, there is insufficient information to determine what the estimated profit on the project will be with a reasonable level of assurance.

Additionally, as a result of experience gained on past design/build projects, we now evaluate each design/build project individually to determine whether it is appropriate to begin profit recognition at 25% complete or at a later point. The factors considered in this evaluation of risk associated with each design/build project include the stage of design completion, the stage of construction completion, status of outstanding purchase orders and subcontracts, certainty of quantities, certainty of schedule and the relationship with the owner.

2.	Recently Issued Accounting Pronouncements:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of implementing FIN 48 on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We are currently evaluating the impact of SAB 108 on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of implementing SFAS 157 on our consolidated financial statements.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	Change in Accounting Estimate:

Our gross profit in the three and nine months ended September 30, 2006 and 2005 include the effects of significant changes in the estimates of the profitability of certain of our Heavy Construction Division ("HCD") projects. The net effect of these estimate changes decreased gross profit in each period.

Heavy Construction Division Change in Accounting Estimate	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2006	2005	2006	2005
Reduction in gross profit from projects with downward estimate changes	$(56.0)	$(11.0)	$(104.2)	$(33.5)
Increase in gross profit from projects with upward estimate changes	16.1	1.0	23.7	1.0
Net reduction in gross profit	$(39.9)	$(10.0)	$(80.5)	$(32.5)
Number of projects with significant downward estimate changes	10	5	16	11
Range of reduction to gross profit from each project*	$1.3 - 22.2	$1.0 - 3.2	$1.0 - 26.5	$1.2 - 6.8
Number of projects with significant upward estimate changes	6	1	7	1
Range of increase to gross profit from each project*	$1.0 - 8.3	$1.0	$1.0 - 7.2	$1.0
*	The reduction to gross profit from each project is net of any increases in the respective periods. The increase to gross profit from each project is net of any reductions in the respective periods.

The downward adjustments in estimated project profitability were made in response to unanticipated changes in project conditions occurring during the periods when recorded and were due to a variety of factors, including changes in productivity and quantity estimates based on experience gained in the quarter, design issues on design/build projects, site conditions that differed from our expectations, issues related to subcontractors, costs associated with owner directed scope changes and owner delays, changes in cost expectations in response to market factors for labor and certain materials and liquidated damages.

Our minority partners’ share of the net reduction in gross profit was $15.1 million and $20.9 million for the three and nine months ended September 30, 2006, respectively, and $1.1 million and $1.8 million for the three and nine months ended September 30, 2005, respectively.  Four joint venture projects are forecasted at a loss at September 30, 2006 and will require additional capital contributions from our minority partners if the forecasts do not improve.  Our joint venture agreements require that such capital contributions be made and we currently believe that our partners have the ability to contribute the additional capital if it is needed.  The minority interest balance for these projects is $11.2 million at September 30, 2006 and has been included in other long-term assets in our condensed consolidated balance sheet.

The ten HCD projects with significant downward adjustments in estimated project profitability during the third quarter of 2006 were at various stages of completion at September 30, 2006 ranging from 22.6% to 98.0%.  Eight of these projects also had significant downward estimate changes in 2005 and/or the first two quarters of 2006. Two of the ten HCD projects with downward estimate changes during the three months ended September 30, 2006 had combined downward adjustments that totaled approximately $30.8 million. As of September 30, 2006 and September 30, 2005, HCD had 45 and 50 active projects, respectively.

There was an increase in estimated profitability of six HCD projects during the three months ended September 30, 2006, four of which were substantially complete. These increases partially offset the downward adjustments on gross profit. The majority of the increases in estimated profitability related to the settlement of outstanding issues and resolution of uncertainties for which the associated cost was recognized in prior periods. Three of the six projects had significant downward estimate changes in 2005 and/or the first two quarters of 2006.

When there are contract forecast changes having the significance of those we experienced in the quarter ended September 30, 2006, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as a change in estimate. In our review of the changes for the 2006 quarter we did not identify any material amounts that should have been recorded in a prior period.

We believe we are entitled to additional compensation related to some of our downward estimate changes and are actively pursuing these issues with the contract owners, but the amount and timing of any future recovery is highly uncertain. While we recognize the impact of estimated costs immediately when known, under our accounting policies we do not recognize revenue from contract changes until we have a signed change order or executed claim settlement. We believe that our current estimates of the gross profit are achievable. However, it is possible that the actual cost to complete will vary from our current estimate and any future estimate changes could be significant.

Additionally, our gross profit in the nine months ended September 30, 2006 include the effects of changes in the estimates of the profitability of certain of our Branch Division projects. The net impact of these estimate changes for the nine months ended September 30, 2006 was an increase to gross profit of approximately $3.9 million due primarily to the settlement of outstanding issues on two projects with no associated cost, partially offset by additional estimated costs on several other projects. The net impact of these estimate changes for the nine months ended September 30, 2005 was a decrease to gross profit of approximately $4.9 million due primarily to unanticipated costs related to quality issues in work originally performed by a subcontractor on one project and changes in site conditions from our original expectations on a second project.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	Inventories:

Inventories consist primarily of quarry products valued at the lower of average cost or market.

5.	Property and Equipment, Net:

(in thousands)	September 30, 2006	December 31, 2005	September 30, 2005
Land	$60,372	$54,782	$54,714
Quarry property	106,773	104,662	106,185
Buildings and leasehold improvements	71,140	77,788	76,962
Equipment and vehicles	792,327	746,014	754,180
Office furniture and equipment	23,983	21,047	19,663
Property and equipment	1,054,595	1,004,293	1,011,704
Less: accumulated depreciation, depletion and amortization	632,383	607,182	602,792
Property and equipment, net	$422,212	$397,111	$408,912

6.	Intangible Assets:

The following table indicates the allocation of goodwill by reportable segment which is included in other assets on our condensed consolidated balance sheets:

(in thousands)	September 30, 2006	December 31, 2005	September 30, 2005
Goodwill by segment:
Heavy Construction Division	$18,011	$18,011	$18,011
Branch Division	9,900	9,900	9,900
Total goodwill	$27,911	$27,911	$27,911

Also included in other assets on our condensed consolidated balance sheets are other intangible assets with a net book value of $2.5 million, $2.3 million and $2.5 million at September 30, 2006, December 31, 2005 and September 30, 2005, respectively. Amortization expense related to intangible assets was approximately $236,000 and $426,000 for the three and nine months ended September 30, 2006, respectively, and approximately $151,000 and $453,000 for the three and nine months ended September 30, 2005, respectively. Amortization expense expected to be recorded in the future is as follows: $133,000 for the balance of 2006, $558,000 in 2007, $554,000 in 2008, $269,000 in 2009, $231,000 in 2010 and $747,000 thereafter.

The Heavy Construction Division goodwill relates to our 2001 acquisition of Halmar Builders in New York, which has had difficulty achieving operating results that are consistent with our expectations. We have reviewed the goodwill balance for impairment at September 30, 2006 and have concluded that goodwill is not impaired. However, events or circumstances could arise in the future that may create a need to record an impairment adjustment.

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

We have determined that certain of these joint ventures are variable interest entities as defined by FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” Accordingly, we have consolidated those joint ventures where we have determined that we are the primary beneficiary. At September 30, 2006, the joint ventures we have consolidated were engaged in construction projects with total contract values ranging from $66.2 million to $441.9 million. Our proportionate share of the consolidated joint ventures ranges from 52.0% to 79.0%.

Consistent with Emerging Issues Task Force Issue 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures,” we account for our share of the operations of construction joint ventures in which we have determined we are not the primary beneficiary on a pro rata basis in the consolidated statements of operations and as a single line item in the consolidated balance sheets. At September 30, 2006, the joint ventures in which we hold a significant interest but are not the primary beneficiary were engaged in construction projects with total contract values ranging from $2.2 million to $347.9 million. Our proportionate share of these joint ventures ranges from 20% to 40%.

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

Although our agreements with our joint venture partners for both construction joint ventures and line item joint ventures provide that each party will assume and pay its share of any losses resulting from a project, if one of our partners is unable to pay its share, we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under our joint venture arrangements beyond our proportionate share include a partner’s inability to contribute additional funds to the venture in the event the project incurs a loss, or additional costs that we could incur should a partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. At September 30, 2006, approximately $424.7 million of work representing our partners’ share of unconsolidated and line item joint venture contracts in progress had yet to be completed.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	Real Estate Partnerships:

We participate in real estate partnerships. Generally, each partnership is formed to accomplish a specific real estate development project. We have determined that certain of these partnerships are variable interest entities as defined by FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” Accordingly, we have consolidated those partnerships where we have determined that we are the primary beneficiary. At September 30, 2006, the partnerships we have consolidated were engaged in development projects with total assets ranging from approximately $1.4 million to $23.6 million. At September 30, 2006, approximately $50.1 million was classified as real estate held for sale on our condensed consolidated balance sheet and of that balance approximately $48.1 million was pledged as collateral for the obligations of consolidated real estate partnerships. Our proportionate share of the results of these partnerships varies depending on the ultimate profitability of the partnerships.

We account for our share of the operations of real estate partnerships in which we have determined we are not the primary beneficiary as a single line item in the consolidated balance sheets and consolidated statements of operations. At September 30, 2006, the partnerships in which we hold a significant interest but are not the primary beneficiary were engaged in development projects with total assets ranging from approximately $2.8 million to $57.4 million. Total liabilities of real estate partnerships where we are not the primary beneficiary were approximately $72.0 million at September 30, 2006. Our proportionate share of the results of these partnerships varies depending on the ultimate profitability of the partnerships.

9.	Stock-based Compensation:

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

The primary change to our accounting for stock-based compensation as a result of this change in accounting principle is that forfeitures of restricted stock will be estimated and accounted for at the time of grant and updated based on actual forfeitures over the vesting period rather than accounting for forfeitures as they occur. The cumulative effect of our transition to SFAS 123-R, resulting from the change in accounting for forfeitures, was not significant and therefore was recognized as an adjustment to compensation cost, representing previously recognized compensation cost on restricted shares outstanding as of January 1, 2006 which we do not expect to vest. Additionally, prior to our adoption of SFAS 123-R, we presented all tax benefits for deductions resulting from our stock-based compensation as operating cash flows on our consolidated statements of cash flows. SFAS 123-R requires the benefits of tax deductions in excess of recognized compensation expense (“Excess Tax Benefits”) to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules. There were no Excess Tax Benefits recorded during the three and nine months ended September 30, 2006.

The Plan provides for the grant of restricted common stock, incentive and nonqualified stock options, performance units and performance shares to employees and awards to members of our Board of Directors in the form of stock units or stock options (“Director Options”). A total of 4,250,000 shares of our common stock have been reserved for issuance under the Plan of which approximately 2,321,000 remained available as of September 30, 2006.

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

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restricted stock compensation cost is recognized ratably over the shorter of the vesting period (generally three to five years) or the period from grant date to the first maturity date after the holder reaches age 62 and has completed certain specified years of service, when all restricted shares become fully vested. Vesting of restricted shares is not subject to any market or performance conditions. An employee may not sell or otherwise transfer unvested shares and, in the event that employment is terminated prior to the end of the vesting period, any unvested shares are surrendered to us. We have no obligation to repurchase restricted stock.

A summary of the status of our restricted stock as of September 30, 2006 and changes during the three months and nine months ended September 30, 2006 are as follows:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
(shares in thousands)	Shares	Weighted-average grant-date fair value per share	Shares	Weighted-average grant-date fair value per share
Restricted shares outstanding, beginning balance	919	$27.13	1,005	$21.44
Restricted shares granted	-	-	214	47.94
Restricted shares vested	-	-	(288)	22.65
Restricted shares forfeited	-	-	(12)	28.79
Restricted shares outstanding, ending balance	919	$27.13	919	$27.13

Compensation cost related to restricted shares was approximately $2.0 million ($1.2 million net of tax) and $5.8 million ($3.7 million net of tax) for the three and nine months ended September 30, 2006, respectively. The grant date fair value of restricted shares vested during the nine months ended September 30, 2006 was approximately $6.5 million. As of September 30, 2006 there was $13.8 million of unrecognized compensation cost related to restricted shares which will be recognized over a remaining weighted-average period of 2.3 years. Prior to the adoption of SFAS 123-R, unrecognized compensation cost related to restricted shares was included in unearned compensation on our condensed consolidated balance sheet. Upon adoption of SFAS 123R, we reclassified the unrecognized compensation cost, approximately $10.2 million, to additional paid-in capital.

Options and Stock Units: To date we have granted options and stock units only to members of our Board of Directors, who are required to receive at least 50% of their director’s fees in the form of a stock-based award in lieu of cash. Options granted to our Board of Directors are immediately exercisable and expire over varying terms not to exceed 10 years. We estimate and record the fair value of each option grant using the Black-Scholes option-pricing model. Each stock unit can be exchanged for a share of our common stock, has no vesting requirement and is recorded at fair value using the market price of our common stock at the date of grant. There were 48,000 options and 17,000 stock units outstanding at September 30, 2006. The number and financial impact of Director Options and units are considered immaterial for further disclosure.

Wilder Common Stock: We currently own approximately 75% of the outstanding common stock of Wilder Construction Company. All of the remaining non-Granite held common shares are redeemable by the holders upon retirement, voluntary termination, death or permanent disability. A portion of these shares are accounted for as stock-based compensation and are carried at fair value which is equivalent to the current redemption price. Changes in the redemption price are recorded as compensation expense and were not significant in either the three or nine month periods ended September 30, 2006 or 2005. Prior to our adoption of SFAS 123-R, the redemption value of these shares was included in minority interest. Upon adoption of SFAS 123-R, we reclassified the redemption value of these shares, approximately $8.6 million, to other long-term liabilities.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	Weighted Average Shares Outstanding:

A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income per share in the accompanying condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Weighted average shares outstanding:
Weighted average common stock outstanding	41,840	41,708	41,789	41,672
Less: weighted average restricted stock outstanding	917	1,052	936	1,078
Total basic weighted average shares outstanding	40,923	40,656	40,853	40,594
Diluted weighted average shares outstanding:
Basic weighted average shares outstanding	40,923	40,656	40,853	40,594
Effect of dilutive securities:
Common stock options and units	46	76	46	67
Restricted stock	577	608	535	531
Total weighted average shares outstanding	41,546	41,340	41,434	41,192

Restricted stock representing approximately 154,000 shares for the three months ended September 30, 2006 and approximately 169,000 shares and 63,000 shares for the nine months ended September 30, 2006 and 2005, respectively, have been excluded from the calculation of diluted net income per share because their effects are anti-dilutive.

11.	Comprehensive Income:

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Net income	$45,725	$40,651	$77,592	$47,338
Other comprehensive income:
Changes in net unrealized gains on investments	557	596	778	637
Total comprehensive income	$46,282	$41,247	$78,370	$47,975

12.	Provision for Income Taxes:

Our effective tax rate increased to 41.4% and 35.6% for the three and nine month periods ended September 30, 2006, respectively, from 29.7% and 29.2% for the corresponding periods in 2005.  The increased effective tax rate is due primarily to an estimated loss in our minority partners' share of income in our consolidated construction joint ventures, since they are not subject to income taxes on a stand-alone basis. A discrete period tax benefit of approximately $3.5 million for a provision for a legal judgment was recorded in the second quarter of 2005 (see Note 13).

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.	Legal Proceedings:

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

Silica

GCCO is one of approximately 100 to 300 defendants in ten active California Superior Court lawsuits. Of the ten lawsuits five were filed against GCCO in 2005 and two were filed against GCCO in previous quarters in 2006, in Alameda County (Riley vs. A-1 Aggregates, et al.; Molina vs A-1 Aggregates, et al.; Dominguez vs. A-1 Aggregates, et al.; Cleveland vs. A. Teichert & Son.; Guido vs. A. Teichert & Son, Inc.; Williams vs. A. Teichert & Son, Inc.; and Horne vs. Teichert & Son, Inc.). The remaining three of the ten lawsuits were filed against GCCO in the current quarter (Harris vs. A-1 Aggregates, et al.; Kammer vs. A-1 Aggregates, et al.;and Solis vs. The 3M Company et al.). Each lawsuit was brought by a single plaintiff who is seeking money damages by way of various causes of action, including strict product and market share liability, alleges personal injuries caused by exposure to silica products and related materials during the plaintiffs’ use or association with sand blasting or grinding concrete. The plaintiff in each lawsuit has categorized the defendants as equipment defendants, respirator defendants, premises defendants and sand defendants. We have been identified as a sand defendant, meaning a party that manufactured, supplied or distributed silica-containing products. Our preliminary investigation revealed that we have not knowingly sold or distributed abrasive silica sand for sandblasting, and therefore, we believe the probability of these lawsuits resulting in an incurrence of a material liability is remote. We have been dismissed from fourteen other similar lawsuits. In addition, we have been apprised of three complaints that are based on similar allegations of exposure to silica containing products being filed, but not served, against GCCO and more than 100 other defendants in California Superior Court.

Other

We are a party to a number of other legal proceedings arising in the normal course of business which, from time to time, includes inquiries from public agencies seeking information concerning our compliance with government construction contracting requirements and related laws and regulations. We believe that the nature and number of these proceedings are typical for a construction firm of our size and scope. Our litigation typically involves claims regarding public liability or contract related issues. While management currently believes, after consultation with counsel, that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations or cash flows, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations, cash flows and/or financial position for the period in which the ruling occurs. While any one of our pending legal proceedings is subject to early resolution as a result of our ongoing efforts to settle, whether or when any legal proceeding will resolve through settlement is neither predictable nor guaranteed.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	Business Segment Information:

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

Branch Division operating income for the nine months ended September 30, 2005 includes a $9.3 million provision for a legal judgment (see Note 13). During the nine months ended September 30, 2006, we also recorded revenue and operating income of $34.6 million and $18.2 million, respectively, primarily related to sales of certain real estate development assets by our Granite Land Company that are not included in either the Branch Division or HCD. Of the $18.2 million in Granite Land Company operating income, approximately $7.9 million is our minority partners' share.

Summarized segment information is as follows:

	Three Months Ended September 30,
(in thousands)	HCD	Branch	Total
2006
Revenue from external customers	$296,193	$644,566	$940,759
Inter-segment revenue transfer	(9,489)	9,489	-
Net revenue	286,704	654,055	940,759
Depreciation, depletion and amortization	3,838	12,657	16,495
Operating (loss) income	(35,187)	104,819	69,632
2005
Revenue from external customers	$300,334	$561,651	$861,985
Inter-segment revenue transfer	(9,166)	9,166	-
Net revenue	291,168	570,817	861,985
Depreciation, depletion and amortization	3,775	11,765	15,540
Operating income	1,425	72,358	73,783

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	HCD	Branch	Total
2006
Revenue from external customers	$863,415	$1,351,670	$2,215,085
Inter-segment revenue transfer	(24,780)	24,780	-
Net revenue	838,635	1,376,450	2,215,085
Depreciation, depletion and amortization	11,026	37,405	48,431
Operating (loss) income	(66,152)	185,146	118,994
Property and equipment	47,507	351,137	398,644
2005
Revenue from external customers	$795,850	$1,163,259	$1,959,109
Inter-segment revenue transfer	(26,445)	26,445	-
Net revenue	769,405	1,189,704	1,959,109
Depreciation, depletion and amortization	11,258	32,763	44,021
Operating income	8,130	101,835	109,965
Property and equipment	48,827	318,849	367,676

A reconciliation of segment operating income to consolidated totals is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Total operating income for reportable segments	$69,632	$73,783	$118,994	$109,965
Other income	6,498	1,220	16,848	879
Gain on sales of property and equipment	1,230	2,441	9,517	4,656
Unallocated other corporate expense	(22,009)	(14,954)	(50,729)	(35,226)
Granite Land Company operating (loss) income excluding gain on sales of property and equipment	(251)	723	15,261	(316)
Income before provision for income taxes and minority interest	$55,100	$63,213	$109,891	$79,958

15.	Line of Credit:

On June 23, 2006, we entered into an agreement amending our $150.0 million bank revolving line of credit. The amendment extends the term of the revolving line of credit to allow for unsecured borrowings through June 24, 2011, with interest rate options. Interest on outstanding borrowings under the revolving line of credit is at our choice of selected LIBOR rates plus a margin that is recalculated quarterly. The margin was 0.70% at September 30, 2006. The unused and available portion of this line of credit was $133.6 million at September 30, 2006. Restrictive covenants under the terms of our debt agreements require the maintenance of certain financial ratios and the maintenance of tangible net worth (as defined). We were in compliance with these covenants at September 30, 2006.

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

The two primary economic drivers of our business are (1) federal, state and local public funding levels and (2) the overall health of the economy, both nationally and locally. The level of demand for our services will have a direct correlation to these drivers. For example, a weak economy will generally result in a reduced demand for construction in the private sector. This reduced demand increases competition for fewer private sector projects and may ultimately also increase competition in the public sector as companies migrate from bidding on scarce private sector work to projects in the public sector. Greater competition can reduce revenue growth and/or increase pressure on gross profit margins. A weak economy also tends to produce less tax revenue, thereby decreasing the funds available for spending on public infrastructure improvements. There are funding sources that have been specifically earmarked for infrastructure spending, such as gasoline taxes, which are not necessarily directly impacted by a weak economy. However, even these funds can be temporarily at risk as state and local governments struggle to balance their budgets. Conversely, higher public funding and/or a robust economy will increase demand for our services and provide opportunities for revenue growth and profit improvement.

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

Results of Operations

Comparative Financial Summary	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Revenue	$941,672	$864,162	$2,249,677	$1,961,800
Gross profit	105,932	109,701	239,277	213,348
General and administrative expenses	58,560	50,149	155,751	129,625
Provision for legal judgment	-	-	-	9,300
Gain on sales of property and equipment	1,230	2,441	9,517	4,656
Operating income	48,602	61,993	93,043	79,079
Net income	45,725	40,651	77,592	47,338

Our results of operations for the three and nine months ended September 30, 2006 reflect strong results from our Branch Division which realized higher revenue and gross profit on construction projects and higher gross profit on the sales of construction materials than in the corresponding periods in 2005. These improved results were partially offset by an operating loss in our Heavy Construction Division due primarily to additional costs recorded as a result of changes in the estimates of the cost to complete certain projects. Operating income for the nine months ended September 30, 2006 includes approximately $18.2 million related to sales of certain real estate development assets by our Granite Land Company subsidiary (approximately $10.3 million net of our minority partners’ share). Additionally, our net income for the three and nine months ended September 30, 2006 reflects an increase in non operating income of approximately $5.3 million and $16.0 million, respectively, due primarily to higher interest income in the 2006 periods.

Total Revenue	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue by Division:
Branch Division	$654,055	69.5	$570,817	66.1	$1,376,450	61.2	$1,189,704	60.6
Heavy Construction Division	286,704	30.4	291,168	33.7	838,635	37.3	769,405	39.2
Other	913	0.1	2,177	0.2	34,592	1.5	2,691	0.2
Total	$941,672	100.0	$864,162	100.0	$2,249,677	100.0	$1,961,800	100.0

Branch Division Revenue	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
California:
Public sector	$186,411	49.9	$132,573	44.9	$391,170	48.2	$275,248	44.2
Private sector	102,372	27.4	94,931	32.2	223,373	27.5	197,762	31.8
Material sales	84,961	22.7	67,683	22.9	196,901	24.3	149,521	24.0
Total	$373,744	100.0	$295,187	100.0	$811,444	100.0	$622,531	100.0
West (excluding California):
Public sector	$171,292	61.1	$189,595	68.8	$332,276	58.8	$353,975	62.4
Private sector	60,605	21.6	45,991	16.7	126,175	22.3	124,345	21.9
Material sales	48,414	17.3	40,044	14.5	106,555	18.9	88,853	15.7
Total	$280,311	100.0	$275,630	100.0	$565,006	100.0	$567,173	100.0
Total Branch Division Revenue:
Public sector	$357,703	54.7	$322,168	56.4	$723,446	52.6	$629,223	52.9
Private sector	162,977	24.9	140,922	24.7	349,548	25.4	322,107	27.1
Material sales	133,375	20.4	107,727	18.9	303,456	22.0	238,374	20.0
Total	$654,055	100.0	$570,817	100.0	$1,376,450	100.0	$1,189,704	100.0

Branch Division Revenue: Revenue from our Branch Division for the three and nine month periods ended September 30, 2006 increased over the corresponding 2005 periods by approximately $83.2 million, or 14.6%, and approximately $186.7 million, or 15.7%, respectively.  The increased revenue from both construction and the sale of materials was driven by higher levels of public spending, particularly in California. Revenue from the sale of materials reflects an increase in average selling prices in the 2006 periods. Although our private sector revenue remains strong, we are beginning to see a reduction in residential development opportunities (see “Outlook”).

HCD Revenue	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue by Geographic Area:
South	$57,724	20.1	$61,043	21.0	$174,181	20.8	$154,863	20.1
West	64,074	22.3	64,291	22.1	203,749	24.3	161,881	21.0
Southeast	71,453	24.9	46,686	16.0	178,948	21.3	133,207	17.3
Northeast	76,761	26.8	90,820	31.2	228,681	27.3	248,709	32.3
Other	16,692	5.9	28,328	9.7	53,076	6.3	70,745	9.3
Total	$286,704	100.0	$291,168	100.0	$838,635	100.0	$769,405	100.0
Revenue by Market Sector:
Public sector	$277,307	96.7	$283,556	97.4	$818,584	97.6	$746,318	97.0
Private sector	9,397	3.3	7,567	2.6	19,951	2.4	22,892	3.0
Material sales	-	-	45	-	100	-	195	-
Total	$286,704	100.0	$291,168	100.0	$838,635	100.0	$769,405	100.0
Revenue by Contract Type:
Fixed unit price	$59,073	20.6	$89,202	30.6	$198,760	23.7	$248,243	32.3
Fixed price, including design/build	227,631	79.4	199,407	68.5	639,756	76.3	518,420	67.4
Other	-	-	2,559	0.9	119	-	2,742	0.3
Total	$286,704	100.0	$291,168	100.0	$838,635	100.0	$769,405	100.0

HCD Revenue: Revenue from our Heavy Construction Division for the three and nine months ended September 30, 2006 decreased by approximately $4.5 million, or 1.5%, and increased by approximately $69.2 million, or 9.0%, over the corresponding 2005 periods, respectively. Our partners’ share of revenue from consolidated joint ventures increased by approximately $5.2 million and $29.7 million for the three and nine months ended September 30, 2006, respectively (see Note 7 of the condensed consolidated financial statements). Geographically, the increased revenue in the Southeast in the 2006 periods was due primarily to a large design/build project in Mississippi which was awarded in the first quarter of 2006.  In the West, the increased revenues for the nine months ended September 30, 2006 was attributed to large design/build projects in California, Oregon and Utah. Decreases in revenue in the Northeast in the 2006 periods were due primarily to more projects in New York reaching substantial completion during 2006 than in 2005. Revenue from fixed price contracts increased in the 2006 periods due primarily to the growth in design/build projects in our backlog.

Total Backlog	September 30, 2006		June 30, 2006		September 30, 2005
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Backlog by Division:
Branch Division	$884,928	41.7	$978,384	39.2	$674,252	28.2
Heavy Construction Division	1,235,132	58.3	1,514,482	60.8	1,719,492	71.8
Total	$2,120,060	100.0	$2,492,866	100.0	$2,393,744	100.0

Branch Division Backlog	September 30, 2006		June 30, 2006		September 30, 2005
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
California:
Public sector	$395,583	77.0	$370,513	70.7	$188,593	56.2
Private sector	118,410	23.0	153,735	29.3	146,884	43.8
Total	$513,993	100.0	$524,248	100.0	$335,477	100.0
West (excluding California):
Public sector	$283,571	76.4	$338,417	74.5	$271,689	80.2
Private sector	87,364	23.6	115,719	25.5	67,086	19.8
Total	$370,935	100.0	$454,136	100.0	$338,775	100.0
Total Branch Division backlog:
Public sector	$679,154	76.7	$708,930	72.5	$460,282	68.3
Private sector	205,774	23.3	269,454	27.5	213,970	31.7
Total	$884,928	100.0	$978,384	100.0	$674,252	100.0

Branch Division Backlog: Branch Division backlog at September 30, 2006 was approximately $93.5 million, or 9.6%, lower than at June 30, 2006 and $210.7 million, or 31.2%, higher than at September 30, 2005. The decrease in backlog compared with June 30, 2006 reflects normal seasonal variation in the timing of awards and construction activity. The increase in backlog compared with September 30, 2005 reflects an increase in state agency awards, primarily in California, partially offset by a decrease in the private sector backlog in California.  Although our private sector backlog remains strong, we are beginning to see a reduction in residential development opportunities (see “Outlook”). Additions to Branch Division backlog in the three months ended September 30, 2006 included a $30.5 million highway widening project in Northern California and a $23.0 million airport runway project in Alaska.

HCD Backlog	September 30, 2006		June 30, 2006		September 30, 2005
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Backlog by Geographic Area:
South	$254,486	20.6	$322,458	21.3	$397,445	23.1
West	333,980	27.0	399,573	26.4	360,010	20.9
Southeast	337,070	27.3	395,178	26.1	258,238	15.0
Northeast	280,273	22.7	351,736	23.2	609,460	35.4
Other	29,323	2.4	45,537	3.0	94,339	5.6
Total	$1,235,132	100.0	$1,514,482	100.0	$1,719,492	100.0
Backlog by Market Sector:
Public sector	$1,193,790	96.7	$1,466,091	96.8	$1,654,958	96.2
Private sector	41,342	3.3	48,391	3.2	64,534	3.8
Total	$1,235,132	100.0	$1,514,482	100.0	$1,719,492	100.0
Backlog by Contract Type:
Fixed unit price	$216,008	17.5	$266,784	17.6	$454,989	26.5
Fixed price including design/build	1,019,124	82.5	1,247,698	82.4	1,264,503	73.5
Total	$1,235,132	100.0	$1,514,482	100.0	$1,719,492	100.0

HCD Backlog: Heavy Construction Division backlog of $1.2 billion at September 30, 2006 was $279.4 million, or 18.4%, lower than at June 30, 2006, and $484.4 million, or 28.2%, lower than at September 30, 2005. Decreases in HCD backlog reflect our strategy to improve the division’s overall profitability with successful execution of the existing backlog rather than adding backlog. HCD backlog includes approximately $1.3 million related to our 20% portion of a joint venture project to construct a transportation hub at the World Trade Center in New York. We currently expect the total revenue on that contract to be approximately $1.5 billion of which our share would be approximately $300.0 million. Additionally, HCD backlog at September 30, 2006 includes approximately $25.5 million from one federal government project for which the funding has not yet been fully allocated.

Approximately 40.0% of the HCD backlog at September 30, 2006 relates to projects that have forecasted a loss.  The forecasted losses have been recognized in the period(s) they were identified.  Assuming no further changes, either upward or downward, in the forecasted results for these projects, this backlog will earn zero profit going forward.

Included in HCD’s backlog is $99.1 million related to a project for the design and construction of a new highway facility in Oregon that was awarded in 2005. The project involves construction of at least eight new structures over creeks, rivers and a railroad and also includes construction of retaining walls, culverts and drainage improvements. In our work to date on this project we have encountered a number of issues, the most significant of which are related to the discovery of an unexpectedly high number of areas with geotechnical issues (landslide activity) and a significant delay in being provided a necessary right-of-way. There is a significant degree of uncertainty connected with the geotechnical issues. This uncertainty relates to difficulty in the identification of all areas of potential landslide activity and the associated design and cost impacts. We believe that these unexpected geotechnical issues represent a differing site condition that is compensable under our contract. However, the resolution of the amount and timing of additional compensation is uncertain. We have forecasted the cost to complete this project using all of the information available to us and the project is currently forecasted at a slight loss. It is reasonably possible that our cost estimate will increase as more information, especially concerning the geotechnical issues, becomes available. We also believe that we are entitled to and will receive additional revenue for any work that is out of the contract scope. However, we will not recognize that revenue in our forecast until we have a signed change order, which could occur after we recognize any additional costs associated with that out of scope work.

Gross Profit	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Branch Division	$132,466	$95,820	$262,961	$177,243
Percent of division revenue	20.3%	16.8%	19.1%	14.9%
Heavy Construction Division	$(26,912)	$10,347	$(41,112)	$32,655
Percent of division revenue	(9.4)%	3.6%	(4.9)%	4.2%
Other	$378	$3,534	$17,428	$3,450
Total gross profit	$105,932	$109,701	$239,277	$213,348
Percent of total revenue	11.2%	12.7%	10.6%	10.9%

Gross Profit: We recognize revenue only equal to cost, deferring profit recognition, until a project reaches 25%. In certain cases, such as large, complex design/build projects, we may continue to defer profit recognition beyond the point of 25% completion until such time as we believe we have enough information to make a reasonably dependable estimate of contract revenue and cost. Because we have a large number of projects at various stages of completion in our Branch Division, this policy generally has little impact on the Branch Division’s gross profit on a quarterly or annual basis. However, HCD has fewer projects in process at any given time and those projects tend to be much larger than Branch Division projects. As a result, HCD gross profit as a percent of revenue can vary significantly in periods where one or several very large projects reach the point of profit recognition and the deferred profit is recognized or conversely, in periods where backlog is growing rapidly and a higher percentage of projects are in their early stages with no associated gross profit recognition. Revenue from jobs with deferred contract profit is as follows:

Revenue from Contracts with Deferred Profit	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Branch Division	$30,036	$27,812	$39,169	$30,639
Heavy Construction Division	77,636	53,824	170,042	101,726
Total revenue from contracts with deferred profit	$107,672	$81,636	$209,211	$132,365

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

Branch Division gross profit as a percent of revenue for the three and nine months ended September 30, 2006 increased to 20.3% and 19.1%, respectively, from 16.8% and 14.9% for the three and nine months ended September 30, 2005, respectively. The increase in 2006 is attributable to higher profit margins for both construction and the sale of materials due to our ability to capitalize on the strong demand for our materials and construction services in both the private and public sectors. Branch Division construction gross profit as a percent of revenue for the three and nine months ended September 30, 2006 increased to 18.7% and 17.7%, respectively, from 15.6% and 13.5% for the three and nine months ended September 30, 2005, respectively.  Branch Division materials gross profits as a percent of revenue for the three and nine months ended September 30, 2006 increased to 26.2% and 23.9%, respectively, from 21.7% and 20.6% for the three and nine months ended September 30, 2005, respectively. Our Branch Division gross profit for the nine months ended September 30, 2006 include the effects of changes in the estimates of the profitability of certain projects. The net impact of these estimate changes for the nine months ended September 30, 2006 was an increase to gross profit of approximately $3.9 million due primarily to the settlement of outstanding issues on two projects with no associated cost, partially offset by additional estimated costs on several other projects. The net impact of these estimate changes for the nine months ended September 30, 2005 was a decrease to gross profit of approximately $4.9 million due primarily to unanticipated costs related to quality issues in work originally performed by a subcontractor on one project and changes in site conditions from our original expectations on a second project.

HCD recognized negative gross margins for the three and nine months ended September 30, 2006 primarily due to net reductions in estimated project profitability that had the effect of reducing gross margins by approximately $39.9 million and $80.5 million, respectively. This compares with reduced gross margins from reductions in estimated project profitability of approximately $10.0 million and $32.5 million, for the three and nine months ended September 30, 2005, respectively (See Note 3 to the Condensed Consolidated Financial Statements). Additionally HCD’s gross margins in 2006 were negatively impacted by lower estimated profitability in the division’s backlog at the beginning of 2006 resulting from the deterioration in estimated project margins experienced during 2005.

When there are contract forecast changes having the significance of those we experienced in the quarter ended September 30, 2006, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as a change in estimate. In our review of the changes for the 2006 quarter we did not identify any material amounts that should have been recorded in a prior period.

Cost of revenue consists of direct costs on contracts, including labor and materials, subcontractor costs, direct overhead costs and equipment expense (primarily depreciation, maintenance and repairs and fuel).

General and Administrative Expenses	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Salaries and related expenses	$27,543	$25,163	$82,871	$71,868
Incentive compensation, discretionary profit sharing and other variable compensation	15,183	11,780	26,764	19,097
Other general and administrative expenses	15,834	13,206	46,116	38,660
Total	$58,560	$50,149	$155,751	$129,625
Percent of revenue	6.2%	5.8%	6.9%	6.6%

General and Administrative Expenses: Salaries and related expenses in the three and nine months ended September 30, 2006 increased approximately $2.4 million, or 9.5%, and $11.0 million, or 15.3%, respectively, over the comparable periods in 2005 due primarily to a combination of increased personnel at a higher average salary, higher payroll related benefits, normal salary increases and other compensation related expenses. Incentive compensation and other variable compensation increased in the three and nine months ended September 30, 2006 compared with the 2005 periods due to higher Branch Division income in the 2006 periods. The increases in other general and administrative expenses in the three and nine months ended September 30, 2006 relate primarily to increased bidding and other business development activity and other costs related to higher revenue. Other general and administrative expenses include information technology, occupancy, office equipment and supplies, depreciation, travel and entertainment, outside services, marketing, training and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses.

Provision for Legal Judgment	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Provision for legal judgment	$-	$-	$-	$9,300

Provision for Legal Judgment: In June 2005, we recorded a provision of $9.3 million related to an unfavorable judgment in a legal proceeding (see Note 13 to the Condensed Consolidated Financial Statements).

Gain on Sales of Property and Equipment	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Gain on sales of property and equipment	$1,230	$2,441	$9,517	$4,656

Gain on Sales of Property and Equipment: Gain on sales of property and equipment was significantly higher in the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005 due to an overall higher level of disposals of equipment throughout the 2006 period and approximately $2.3 million from the sale of a rental property recognized in the first quarter of 2006.

Other Income (Expense)	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Interest income	$7,055	$2,693	$16,732	$6,820
Interest expense	(1,319)	(1,734)	(4,105)	(5,401)
Equity in income of affiliates	770	85	1,521	8
Other, net	(8)	176	2,700	(548)
Total	$6,498	$1,220	$16,848	$879

Other Income (Expense): Interest income increased in both the three and nine months ended September 30, 2006 compared with the corresponding periods in 2005 due primarily to a higher average yield on a higher level of interest bearing investments. Other (net) during the nine months ended September 31, 2006 includes approximately $3.2 million recognized on the sale of gold in the second quarter.  The gold is produced as a by-product of one of our aggregate mining operations and held for investment.

Provision for Income Taxes	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Provision for income taxes	$22,796	$18,791	$39,068	$23,319
Effective tax rate	41.4%	29.7%	35.6%	29.2%

Provision for Income Taxes: Our effective tax rate increased to 41.4% and 35.6% for the three and nine months ended September 30, 2006, respectively, from 29.7% and 29.2% for the corresponding periods in 2005, respectively. The increases were due primarily to minority interest losses in several of our construction joint ventures, since they are not subject to income taxes on a stand alone basis. A discrete period tax benefit of approximately $3.5 million for a provision for a legal judgment was recorded in the second quarter of 2005 (see Note 13 to the Condensed Consolidated Financial Statements). We currently expect our effective tax rate for the year ending December 31, 2006 will be approximately 36.0%.

Minority Interest in Consolidated Subsidiaries	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Minority interest in consolidated subsidiaries	$13,421	$(3,771)	$6,769	$(9,301)

Minority Interest in Consolidated Subsidiaries: Our minority interest in consolidated subsidiaries represents the minority owners’ share of the income of our consolidated subsidiaries, primarily Wilder Construction Company, certain real estate development entities and various consolidated construction joint ventures. We recognized net minority interest income of approximately $13.4 million and $6.8 million for the three and nine months ended September 30, 2006, respectively, primarily due to losses generated by net reductions in estimated profitability on several consolidated construction joint venture projects.

Four of our joint venture projects are currently forecasted at a loss and will require additional capital contributions from our minority partners if the forecasts do not improve.  Our joint venture agreements require that such capital contributions be made and we currently believe that our partners have the ability to contribute the additional capital if it is needed.  The minority interest balance for these projects is $11.2 million at September 30, 2006 and has been included in other long-term assets in our condensed consolidated balance sheet.

Outlook

The overall outlook for our business is encouraging. Our year-end 2006 earnings are expected to be in the range of $2.25 to $2.45 per diluted share. As always, our ability to achieve these forecasted results is contingent on a number of factors, including the amount of work we are able to complete and recognize profits in the fourth quarter, which can vary significantly due to the onset of winter weather conditions as well as certain HCD projects reaching our profit recognition threshold.

The preliminary 2007 outlook for the Branch Division is extremely positive, driven by a record backlog of work going into the year that we believe contains strong profits. Pricing for construction materials is also expected to remain robust through 2007. We are experiencing many bidding opportunities for state and local transportation projects as funding at both the federal and state level continues to be healthy.

Although we are anticipating reduced demand for our construction services from the private/residential sector, we are optimistic about the opportunities in the non-residential, commercial and industrial sectors. The non-residential opportunities, coupled with record levels of public sector funding, may more than offset a decline in private/residential opportunities.

On the political front in California, our largest market, the Governor and key legislative leaders have put a major infrastructure package on the ballot that includes funding for transportation, education, housing and flood control bonds, as well as constitutional protection for Proposition 42 funds. The construction industry, organized labor and the business community have united in a campaign in support of the infrastructure measures, which has no organized opposition.  On November 7th, voters will choose between fiscal restraint and their clear desire for traffic congestion relief and transportation improvements.

In HCD, we are anticipating that revenue and backlog could decrease in 2007 as we continue to focus on the execution of our existing backlog and operational improvements. While we are not seeking to grow the business, the bidding opportunities for large project work is expected to be robust in 2007 which would help support our strategy of bidding new work selectively with higher levels of profitability.

We are subject to oil price volatility as it relates to our use of liquid asphalt and diesel fuel. Some of our projects are indexed and include price escalation clauses that provide protection in the event that petroleum product prices increase significantly, however, this potential impact can be reversed when prices come down. With respect to steel, we are exposed to price increases and delivery delays on some of our HCD projects that are currently under construction. While we do have some exposure in these areas of our business, we regularly look at ways to both mitigate, and otherwise limit our exposure. The short term nature of Branch Division projects allows us the opportunity to re-price our work more frequently and thus minimize the impact of higher prices. We also frequently review the price volatility of these products within our large projects and include any changes in our project forecasts. In addition, we closely monitor the industry’s outlook on future pricing so that we can properly reflect anticipated future price escalation in our bids.

Looking ahead, we are encouraged by the strength in most of our markets and the growth opportunities for our Branch Division business. In HCD, we continue to focus considerable attention on improving the bottom line financial performance of our large projects.

Liquidity and Capital Resources

	Nine Months Ended September 30,
(in thousands)	2006	2005
Cash and cash equivalents	$202,382	$159,297
Net cash provided by (used in):
Operating activities	217,959	100,747
Investing activities	(155,472)	(66,608)
Financing activities	(59,986)	(36,469)
Capital expenditures	90,103	84,615
Working capital	333,141	333,155

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

Our cash and cash equivalents and short-term and long-term marketable securities totaled $389.0 million at September 30, 2006 and included approximately $102.0 million of cash from our consolidated construction joint ventures. This joint venture cash is for the working capital needs of each joint venture’s project. The decision to distribute cash must generally be made jointly by all of the partners. We believe that our current cash and cash equivalents, short-term investments, cash generated from operations and amounts available under our existing credit facilities will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations through the next twelve months and beyond. If we experience a significant change in our business such as the execution of a significant acquisition, we would likely need to acquire additional sources of financing, which may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements.

Cash provided by operating activities of $218.0 million for the nine months ended September 30, 2006 represents an increase of $117.2 million from the amount provided by operating activities during the same period in 2005. Contributing to this increase were higher net income and higher net billings in excess of costs and estimated earnings resulting primarily from large cash payments received to mobilize projects in the early stages of construction. Additionally, although accounts receivable were higher at September 30, 2006 than at September 30, 2005 due to higher revenue in the 2006 period, the balance increased at a lower rate in the nine months ended September 30, 2006 than in the same period in 2005 due to higher cash collections.

Cash used in investing activities of $155.5 million for the nine months ended September 30, 2006 represents an increase of approximately $88.9 million from the amount used in the same period in 2005 due primarily to increased net purchases of marketable securities in the 2006 period.

Cash used in financing activities was $60.0 million for the nine months ended September 30, 2006, representing an increase of $23.5 million from the amount used in the same period in 2005 due primarily to increases in net distributions to minority partners and net repayments of long-term debt in the 2006 period.

Included in our other long-term assets at September 30, 2006 are minority interest balances of approximately $11.6 million that represents our partners’ share of losses from consolidated joint ventures in excess of capital contributed. Our joint venture agreements require that capital contributions be made to fund these losses and we currently believe that our partners have the ability to contribute the additional capital if it is needed.

We had standby letters of credit totaling approximately $6.4 million outstanding at September 30, 2006, which will expire between February 2007 and October 2007. We are generally required by the beneficiaries of these letters of credit to replace them upon expiration. Additionally, we typically are required to provide various types of performance bonds under certain public and private sector contracts. At September 30, 2006, approximately $2.0 billion of our backlog was bonded and performance bonds totaling approximately $9.3 billion were outstanding. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds when each contract is accepted by the owner. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

We have a $150.0 million bank revolving line of credit, which allows for unsecured borrowings for up to five years through June 24, 2011, with interest rate options. Interest on outstanding borrowings under the revolving line of credit is at our choice of selected LIBOR rates plus a margin that is recalculated quarterly. The margin was 0.70% at September 30, 2006. The unused and available portion of this line of credit was $133.6 million at September 30, 2006. Additionally, our Wilder subsidiary has a bank revolving line of credit of $10.0 million that expires in June 2008. The unused and available portion of this line of credit was $7.9 million at September 30, 2006.

Restrictive covenants under the terms of our debt agreements require the maintenance of certain financial ratios and the maintenance of tangible net worth (as defined). We were in compliance with these covenants at September 30, 2006. Additionally, our Wilder subsidiary has restrictive covenants (on a Wilder stand-alone basis) under the terms of its debt agreements that include the maintenance of certain ratios of working capital, liabilities to net worth and tangible net worth and restricts Wilder capital expenditures in excess of specified limits. Wilder was in compliance with these covenants at September 30, 2006. Failure to comply with these covenants could cause the amounts due under the debt agreements to become currently payable.

Recently Issued Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements for a summary of recently issued accounting pronouncements impacting Granite.

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

There was no significant change in our exposure to market risk during the nine months ended September 30, 2006.

Item 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective.

During the third quarter of 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Silica

GCCO is one of approximately 100 to 300 defendants in ten active California Superior Court lawsuits. Of the ten lawsuits five were filed against GCCO in 2005 and two were filed against GCCO in previous quarters in 2006, in Alameda County (Riley vs. A-1 Aggregates, et al.; Molina vs A-1 Aggregates, et al.; Dominguez vs. A-1 Aggregates, et al.; Cleveland vs. A. Teichert & Son.; Guido vs. A. Teichert & Son, Inc.; Williams vs. A. Teichert & Son, Inc.; and Horne vs. Teichert & Son, Inc.). The remaining three of the ten lawsuits were filed against GCCO in the current quarter (Harris vs. A-1 Aggregates, et al.; Kammer vs. A-1 Aggregates, et al.;and Solis vs. The 3M Company et al.). Each lawsuit was brought by a single plaintiff who is seeking money damages by way of various causes of action, including strict product and market share liability, alleges personal injuries caused by exposure to silica products and related materials during the plaintiffs’ use or association with sand blasting or grinding concrete. The plaintiff in each lawsuit has categorized the defendants as equipment defendants, respirator defendants, premises defendants and sand defendants. We have been identified as a sand defendant, meaning a party that manufactured, supplied or distributed silica-containing products. Our preliminary investigation revealed that we have not knowingly sold or distributed abrasive silica sand for sandblasting, and therefore, we believe the probability of these lawsuits resulting in an incurrence of a material liability is remote. We have been dismissed from fourteen other similar lawsuits. In addition, we have been apprised of three complaints that are based on similar allegations of exposure to silica containing products being filed, but not served, against GCCO and more than 100 other defendants in California Superior Court.

Other

We are a party to a number of other legal proceedings arising in the normal course of business which, from time to time, includes inquiries from public agencies seeking information concerning our compliance with government construction contracting requirements and related laws and regulations. We believe that the nature and number of these proceedings are typical for a construction firm of our size and scope. Our litigation typically involves claims regarding public liability or contract related issues. While management currently believes, after consultation with counsel, that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations or cash flows, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations, cash flows and/or financial position for the period in which the ruling occurs. While any one of our pending legal proceedings is subject to early resolution as a result of our ongoing efforts to settle, whether or when any legal proceeding will resolve through settlement is neither predictable nor guaranteed.

Item 1A.	RISK FACTORS

Information regarding risk factors appears in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2006, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended September 30, 2006:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs[2]	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
July 1, 2006 through July 31, 2006	-	$-	-	$22,787,537
August 1, 2006 through August 31, 2006	46	$43.49	-	$22,787,537
September 1, 2006 through September 30, 2006	-	$-	-	$22,787,537
	46	$43.49	-

[1]	The total number of shares purchased includes shares purchased in connection with employee tax withholding for shares granted under our 1999 Equity Incentive Plan.

[2]
On October 16, 2002, we publicly announced that our Board of Directors had authorized us to repurchase up to $25.0 million worth of shares of our Company's common stock, exclusive of repurchases related to employee benefit plans, at management’s discretion.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

31.1	†	Certification of Principal Executive Officer
31.2	†	Certification of Principal Financial Officer
32	††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Filed herewith
†† Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date:	October 30, 2006	By:	/s/ William E. Barton
William E. Barton
Senior Vice President and Chief Financial Officer