Form 10-Q
period 2007-03-31
GRANITE CONSTRUCTION INC
filed 2007-04-30
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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
Large accelerated filer ☒      Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes     ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 20, 2007.

Class	Outstanding
Common Stock, $0.01 par value	41,935,780 shares

Index

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2007, December 31, 2006 and March 31, 2006
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2006
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006
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
SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (unaudited)

Granite Construction Incorporated CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited - in thousands, except share and per share data)
	March 31, 2007	December 31, 2006	March 31, 2006
Assets
Current assets
Cash and cash equivalents	$207,647	$204,893	$225,495
Short-term marketable securities	93,313	141,037	57,613
Accounts receivable, net	413,267	492,229	439,400
Costs and estimated earnings in excess of billings	25,666	15,797	28,812
Inventories	47,337	41,529	35,412
Real estate held for sale	58,192	55,888	50,189
Deferred income taxes	36,552	36,776	22,586
Equity in construction joint ventures	37,422	31,912	26,359
Other current assets	65,930	63,144	65,087
Total current assets	985,326	1,083,205	950,953
Property and equipment, net	444,570	429,966	393,312
Long-term marketable securities	49,882	48,948	42,932
Investments in affiliates	23,585	21,471	15,365
Other assets	43,341	49,248	46,879
Total assets	$1,546,704	$1,632,838	$1,449,441
Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$29,962	$28,660	$29,041
Accounts payable	214,395	257,612	220,284
Billings in excess of costs and estimated earnings	270,641	287,843	231,475
Accrued expenses and other current liabilities	170,042	189,328	121,325
Total current liabilities	685,040	763,443	602,125
Long-term debt	70,530	78,576	110,903
Other long-term liabilities	64,315	58,419	53,670
Deferred income taxes	19,798	22,324	37,325
Commitments and contingencies
Minority interest in consolidated subsidiaries	18,227	15,532	30,822
Shareholders’ equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	-	-	-
Common stock, $0.01 par value, authorized 150,000,000 shares as of March 31, 2007 and December 31, 2006 and 100,000,000 shares as of March 31, 2006; issued and outstanding 41,942,130 shares as of March 31, 2007, 41,833,559 shares as of December 31, 2006 and 41,845,631 shares as of March 31, 2006	419	418	418
Additional paid-in capital	79,597	78,620	68,477
Retained earnings	605,797	612,875	543,495
Accumulated other comprehensive income	2,981	2,631	2,206
Total shareholders’ equity	688,794	694,544	614,596
Total liabilities and shareholders’ equity	$1,546,704	$1,632,838	$1,449,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited - in thousands, except per share data)
Three Months Ended March 31,	2007	2006
Revenue
Construction	$421,549	$434,338
Material sales	66,111	61,630
Total revenue	487,660	495,968
Cost of revenue
Construction	385,516	403,960
Material sales	54,108	51,773
Total cost of revenue	439,624	455,733
Gross profit	48,036	40,235
General and administrative expenses	54,337	48,256
Gain on sales of property and equipment	713	4,238
Operating loss	(5,588)	(3,783)
Other income (expense)
Interest income	6,843	4,733
Interest expense	(1,086)	(1,395)
Equity in income (loss) of affiliates	351	(77)
Other, net	(233)	(606)
Total other income (expense)	5,875	2,655
Income (loss) before provision for (benefit from) income taxes and minority interest	287	(1,128)
Provision for (benefit from) income taxes	89	(773)
Income (loss) before minority interest	198	(355)
Minority interest in consolidated subsidiaries	(2,447)	(1,067)
Net loss	$(2,249)	$(1,422)

Basic and diluted net loss per share	$(0.05)	$(0.03)

Basic and diluted weighted average shares of common stock	40,992	40,739

Dividends per share	$0.10	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited - in thousands)
Three Months Ended March 31,	2007	2006
Operating Activities
Net loss	$(2,249)	$(1,422)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	17,825	16,811
Provision for (benefit from) doubtful accounts	1,238	(215)
Gain on sales of property and equipment	(713)	(4,238)
Stock-based compensation	1,763	1,695
Excess tax benefit on stock-based compensation	(2,700)	-
Minority interest in consolidated subsidiaries	2,447	1,067
Equity in (income) loss of affiliates	(351)	77
Changes in assets and liabilities:
Accounts receivable, net	87,512	33,802
Inventories	(5,808)	(2,251)
Real estate held for sale	(2,562)	(3,300)
Equity in construction joint ventures	(5,510)	1,049
Other assets	(4,163)	(8,083)
Accounts payable	(43,217)	(12,523)
Billings in excess of costs and estimated earnings, net	(27,071)	37,440
Accrued expenses and other liabilities	(12,553)	(19,860)
Net cash provided by operating activities	3,888	40,049
Investing Activities
Purchases of marketable securities	(32,883)	(20,060)
Maturities of marketable securities	68,925	26,500
Additions to property and equipment	(33,691)	(24,309)
Proceeds from sales of property and equipment	1,386	14,846
Contributions to affiliates	(2,313)	-
Distributions from affiliates	-	413
Issuance of notes receivable	-	(500)
Collection of notes receivable	3,682	2,911
Net cash provided by (used in) investing activities	5,106	(199)
Financing Activities
Additions to long-term debt	260	2,154
Repayments of long-term debt	(6,746)	(13,513)
Dividends paid	(4,184)	(4,169)
Repurchases of common stock	(4,644)	(4,030)
Contributions from minority partners	12,324	5,416
Distributions to minority partners	(5,975)	(467)
Excess tax benefit on stock-based compensation	2,700	-
Other financing activities	25	373
Net cash used in financing activities	(6,240)	(14,236)
Increase in cash and cash equivalents	2,754	25,614
Cash and cash equivalents at beginning of period	204,893	199,881
Cash and cash equivalents at end of period	$207,647	$225,495

Supplementary Information
Cash paid during the period for:
Interest	$499	$837
Income taxes	6	10,331
Non-cash investing and financing activity:
Restricted stock issued for services	11,607	9,629
Dividends accrued but not paid	4,194	4,185
Financed acquisition of assets	612	-
Debt repayments from sale of assets	870	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we”, “us”, “our” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2007 and 2006 and the results of our operations and cash flows for the periods presented. The December 31, 2006 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

2.	Recently Issued Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of implementing SFAS 157 on our consolidated financial statements.

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

3.	Change in Accounting Estimate:

Our gross profit in the three months ended March 31, 2007 and 2006 includes the effects of significant changes in the estimates of the profitability of certain of our Heavy Construction Division (“HCD”) projects. The net effect of these estimate changes decreased gross profit in each period.

Heavy Construction Division Change in Accounting Estimate	Three Months Ended March 31,
(dollars in millions)	2007	2006
Reduction in gross profit	$(25.0)	$(21.0)
Increase in gross profit	9.5	7.5
Net reduction in gross profit	$(15.5)	$(13.5)
Number of projects with significant downward estimate changes*	4	6
Range of reduction to gross profit from each project	$2.0 - 10.0	$1.1 - 3.1
Number of projects with significant upward estimate changes*	1	3
Range of increase to gross profit from each project	$5.0	$1.1 - 2.8

* Significant is defined as a change with a net gross margin impact of $1.0 million or greater

During the three months ended March 31, 2007, the changes that reduced gross profit resulted from changes in productivity and quantity estimates based on experience gained in the quarter, costs from design issues and owner-directed changes. The four HCD projects with significant downward changes during the period were at various stages of completion at March 31, 2007 ranging from 57.0% to 89.0%.  All four projects also had significant downward estimate changes in 2006.

The impact of these downward changes on gross profit during the three months ended March 31, 2007 was partially offset by an increase in estimated profitability from one other project, due primarily to better than expected productivity experienced in the quarter.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents additional information about the four projects with significant downward estimate changes for the three months ended March 31, 2007 (dollars in millions):

	Number of Projects	Total Contract Value	2007 Gross Profit Reduction Impact	Backlog at March 31, 2007	Percent of Total HCD Backlog at March 31, 2007
Projects between 85% and 90% complete	2	$392.0	$10.0	$48.0	2.8%
Project at 57% complete	1	72.0	2.0	31.0	1.8%
Highway project in California - 89% complete	1	447.0	10.0	48.0	2.8%
Total for projects with significant downward changes	4	$911.0	$22.0	$127.0	7.4%
All other projects with backlog greater than $5.0 million	20			$1,589.0	91.4%

We recorded minority interest related to these estimate changes of approximately $1.4 million and $0.6 million for three months ended March 31, 2007 and 2006 respectively. Three of our joint venture projects are currently forecast at a loss and will require additional capital contributions from our minority partners if the forecasts do not improve. Our joint venture agreements require that such capital contributions be made if needed. Based on our most recent assessment of our partners’ financial condition, we currently believe that one of our partners does not have the ability to contribute all of the additional capital that will be needed if the project forecast does not improve.  Included in minority interest in our condensed consolidated statement of operations for the three months ended March 31, 2007 is expense related to the potentially uncollectible partner balance of approximately $2.6 million.  The remaining minority interest balance related to these loss projects of $8.5 million at March 31, 2007 has been included in other long-term assets in our condensed consolidated balance sheet.

At December 31, 2006, a fourth joint venture project was forecasted at a loss and would have required additional contributions from our minority partner if the forecast did not improve. Based on our assessment at December 31, 2006, we did not believe that our partner would have the ability to contribute the required capital and therefore we recorded expense of approximately $4.1 million during the year ended December 31, 2006 related to the potentially uncollectible partner balance.  In March 2007, the joint venture agreement related to this project was amended to effectively relieve our partner of its obligation to fund the joint venture for its capital deficit to ensure that our partner would be able to contribute to the successful completion of this joint venture project and other considerations. This amendment did not have a material impact on our operating results for the three months ended March 31, 2007, as the potentially uncollectible minority interest was expensed during the year ended December 31, 2006.

We currently have a highway project that involves construction of seven miles of highway in western Oregon. It includes construction of at least eight new structures over creeks, rivers and a railroad, as well as construction of several retaining walls, culverts and drainage improvements. While clearing and excavating the site, numerous and massive landslides throughout the seven-mile project site were discovered. Some of these ancient landslides are at critical locations of the project, including under bridge abutments. At December 31, 2006 we had forecast this project at a loss of approximately $20.0 million, largely due to very preliminary designs and estimates of cost associated with these geotechnical issues. During the quarter ended March 31, 2007 the geotechnical design was completed along with our analysis of the impact of these landslides on the project. It has been determined that the potential cost would be significantly higher than our earlier estimates and that the project would take approximately two years longer to complete than originally anticipated. After conferring with the Oregon Department of Transportation (“ODOT”) on the most cost effective way to deal with these differing site conditions, we requested that ODOT terminate the original contract. ODOT has indicated that it is willing to consider a negotiated contract termination and will discuss the proposal with us in the coming weeks to determine if termination would be in the best interests of the Project and the Oregon taxpayers. Because of the uncertainty surrounding the ultimate resolution of these issues and the ongoing termination discussions, we have not recorded any adjustments to our project forecast during the quarter ended March 31, 2007. Should we reach agreement with ODOT to terminate the contract we will adjust the forecast to reflect the estimated cost associated with the settlement, which is currently not determinable. If ODOT elects not to terminate the contract we would reflect additional costs associated with the geotechnical and/or other changes when they are definitive and quantifiable. Such additional costs could be significant. We would pursue additional compensation related to these issues from ODOT, but would not recognize any revenue until a change order was signed in accordance with our policy.

We believe we are entitled to additional compensation related to some of our downward estimate changes and are actively pursuing these issues with the contract owners. However, the amount and timing of any future recovery is highly uncertain. While we recognize the impact of estimated costs immediately when known, under our accounting policies we do not recognize revenue from contract changes until we have a signed change order or executed claim settlement. We believe that our current estimates of gross profit are achievable. However, it is possible that the actual cost to complete will vary from our current estimate and any future estimate changes could be significant.

Additionally, during the three months ended March 31, 2007 our Branch Division recognized the effects of changes in the estimates of the profitability of certain projects. The net impact of these estimate changes was an increase in gross profit of approximately $4.9 million due primarily to the settlement of outstanding issues with the contract owners and increased productivity on several projects. The net impact of such estimate changes in the Branch Division for the three months ended March 31, 2006 was an increase in gross profit of approximately $7.8 million due primarily to the settlement of outstanding issues on two projects with no associated cost.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	Inventories:

Inventories consist primarily of quarry products valued at the lower of average cost or market.

5.	Property and Equipment:

(in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Land	$66,593	$56,797	$52,969
Quarry property	118,149	112,654	104,568
Buildings and leasehold improvements	71,390	72,975	68,583
Equipment and vehicles	814,057	804,370	764,845
Office furniture and equipment	27,915	26,006	21,969
Gross property and equipment	1,098,104	1,072,802	1,012,934
Less: accumulated depreciation, depletion and amortization	653,534	642,836	619,622
Net property and equipment	$444,570	$429,966	$393,312

6.	Intangible Assets:

The following table indicates the allocation of goodwill by reportable segment which is included in other assets on our condensed consolidated balance sheets:

(in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Goodwill by segment:
Heavy Construction Division	$-	$-	$18,011
Branch Division	9,900	9,900	9,900
Total goodwill	$9,900	$9,900	$27,911

Also included in other assets on our condensed consolidated balance sheets are other intangible assets with a net book value of $2.2 million, $2.4 million and $2.8 million at March 31, 2007, December 31, 2006 and March 31, 2006, respectively.  Amortization expense related to intangible assets was approximately $142,000 and $100,000 for the three months ended March 31, 2007 and 2006, respectively. Amortization expense expected to be recorded in the future is as follows: $416,000 for the balance of 2007, $554,000 in 2008, $269,000 in 2009, $230,000 in 2010, $170,000 in 2011 and $577,000 thereafter.

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

We have determined that certain of these joint ventures are variable interest entities as defined by FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” Accordingly, we have consolidated those joint ventures where we have determined that we are the primary beneficiary. At March 31, 2007, the joint ventures we have consolidated were engaged in construction projects with total individual contract values ranging from $123.8 million to $463.9 million. Our proportionate share of the consolidated joint ventures ranges from 52.0% to 99.0%.

Consistent with Emerging Issues Task Force Issue 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures,” we account for our share of the operations of construction joint ventures in which we have determined we are not the primary beneficiary on a pro rata basis in the consolidated statements of operations and as a single line item in the consolidated balance sheets. At March 31, 2007, the joint ventures in which we hold a significant interest but are not the primary beneficiary were engaged in construction projects with total individual contract values ranging from $36.9 million to $347.9 million. Our proportionate share of these joint ventures ranges from 20.0% to 40.0%.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We also participate in various “line item” joint venture agreements under which each partner is responsible for performing certain discrete items of the total scope of contracted work. The revenue for these discrete items is defined in the contract with the project owner and each venture partner bears the profitability risk associated with its own work. All partners in a line item joint venture are jointly and severally liable for completion of the total project under the terms of the contract with the project owner. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We account for our portion of these contracts as a project in our accounting system and include receivables and payables associated with our work on our consolidated balance sheet.

Although our agreements with our joint venture partners for both construction joint ventures and line item joint ventures provide that each party will assume and pay its share of any losses resulting from a project, if one of our partners is unable to pay its share, we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under our joint venture arrangements beyond our proportionate share include a partner’s inability to contribute additional funds to the venture in the event the project incurs a loss, or additional costs that we could incur should a partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. At March 31, 2007, approximately $455.3 million of work representing our partners’ share of unconsolidated and line item joint venture contracts in progress had yet to be completed.

8.	Real Estate Partnerships:

We participate in real estate partnerships through our Granite Land Company. Generally, each partnership is formed to accomplish a specific real estate development project. We have determined that certain of these partnerships are variable interest entities as defined by FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” Accordingly, we have consolidated those partnerships for which we have determined that we are the primary beneficiary. At March 31, 2007, the partnerships we have consolidated were engaged in development projects with total assets ranging from approximately $0.2 million to $24.8 million. At March 31, 2007, approximately $58.2 million was classified as real estate held for sale on our condensed consolidated balance sheet and of that balance approximately $55.6 million was pledged as collateral for the obligations of consolidated real estate partnerships. Our proportionate share of the results of these partnerships varies depending on the ultimate profitability of the partnerships.

We account for our share of the operations of real estate partnerships in which we have determined we are not the primary beneficiary in “investments in affiliates” in our consolidated balance sheets and in “other income (expense)” in our consolidated statements of operations. At March 31, 2007, the partnerships in which we hold a significant interest but are not the primary beneficiary were engaged in development projects with total assets ranging from approximately $3.5 million to $56.9 million. Total liabilities of real estate partnerships in which we are not the primary beneficiary were approximately $85.0 million at March 31, 2007. Our proportionate share of the results of these partnerships varies depending on the ultimate profitability of the partnerships.

9.	Weighted Average Shares Outstanding:

A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net loss per share in the accompanying condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
(in thousands)	2007	2006
Basic and diluted weighted average shares outstanding
Weighted average common stock outstanding	41,841	41,689
Less: weighted average restricted stock outstanding	849	950
Total weighted average shares outstanding	40,992	40,739

Since we incurred a loss in each of the quarters ended March 31, 2007 and 2006, the effect of dilutive securities totaling 497,000 and 550,000 equivalent shares, respectively, have been excluded from the calculation of diluted net loss per share because their impact would be anti-dilutive.  Dilutive securities consist of restricted stock, common stock options and common stock units.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	Comprehensive Loss:

The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended March 31,
(in thousands)	2007	2006
Net loss	$(2,249)	$(1,422)
Other comprehensive income:
Changes in net unrealized gains on investments	350	604
Total comprehensive loss	$(1,899)	$(818)

11.	Income Taxes:

Uncertain tax positions: We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized an increase in the liability for uncertain tax positions of approximately $4.8 million, of which approximately $0.6 million is accounted for as a decrease in the beginning balance of retained earnings. Including the cumulative increase at the beginning of 2007, we had approximately $5.2 million of total gross unrecognized tax benefits at March 31, 2007. There were no unrecognized tax benefits that would affect the effective tax rate in any future period at either January 1, 2007 or March 31, 2007.

We file income tax returns in the U.S. federal and various state and local jurisdictions. We are not currently under examination by federal, state or local taxing authorities for any open tax years. The tax years 2002 through 2006 remain open to examination by the major taxing authorities to which we are subject. We record interest related to uncertain tax positions as interest and any penalties are recorded as other expense in our statement of operations. As of January 1, 2007 we estimated interest of approximately $3.0 million which was included in our liability for uncertain tax positions.

Provision for income taxes: Our effective tax rate decreased to 31.0% for the three month period ended March 31, 2007 from 68.5% for the corresponding period in 2006.  The higher effective tax rate in the three months of 2006 was due to the recognition of a change in our assessment of certain tax exposures of approximately $0.4 million.

12.	Legal Proceedings:

Silica Litigation

Our wholly owned subsidiary Granite Construction Company (“GCCO”) is one of approximately 100 to 300 defendants in ten active California Superior Court lawsuits. Of the ten lawsuits, five were filed against GCCO in 2005 and five were filed against GCCO in 2006, in Alameda County (Riley vs. A-1 Aggregates, et al.; Molina vs. A-1 Aggregates, et al.; Dominguez vs. A-1 Aggregates, et al.; Cleveland vs. A. Teichert & Son.; Guido vs. A. Teichert & Son, Inc.; Williams vs. A. Teichert & Son, Inc.; Horne vs. Teichert & Son, Inc.; Harris vs. A-1 Aggregates, et al.; Kammer vs.A-1 Aggregates, et al.; and Solis vs. The 3M Company et al.). Each lawsuit was brought by a single plaintiff who is seeking money damages by way of various causes of action, including strict product and market share liability, and alleges personal injuries caused by exposure to silica products and related materials during the plaintiffs’ use or association with sand blasting or grinding concrete. The plaintiff in each lawsuit has categorized the defendants as equipment defendants, respirator defendants, premises defendants and sand defendants. We have been identified as a sand defendant, meaning a party that manufactured, supplied or distributed silica-containing products. Our preliminary investigation revealed that we have not knowingly sold or distributed abrasive silica sand for sandblasting, and therefore, we believe the probability of these lawsuits resulting in an incurrence of a material liability is remote. We have been dismissed from fourteen other similar lawsuits. In addition, we have been apprised of three complaints that are based on similar allegations of exposure to silica containing products being filed, but not served, against GCCO and more than 100 other defendants in California Superior Court.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Hiawatha Project DBE Issues

The Hiawatha Light Rail Transit (“HLRT”) project was performed by Minnesota Transit Constructors (“MnTC”), a joint venture that consisted of GCCO, and other unrelated companies. GCCO was the managing partner of the joint venture, with a 56.5% interest. The Minnesota Department of Transportation (“MnDOT”) is the contracting agency for this federally funded project. The MnDOT and the U.S. Department of Transportation Office of Inspector General (“OIG”) each conducted a review of the Disadvantaged Business Enterprise (“DBE”) program maintained by MnTC for the HLRT project. In addition, the U.S. Department of Justice (“USDOJ”), is conducting an investigation into compliance issues with respect to MnTC’s DBE Program for the HLRT project. The MnDOT and the OIG (collectively, the “Agencies”) have initially identified certain compliance issues in connection with MnTC’s DBE program, and as a result, have determined that MnTC failed to meet the DBE utilization criteria as represented by MnTC. There has been no formal administrative subpoena issued, nor has a civil complaint been filed in connection with the administrative reviews or the investigation. The MnTC is fully cooperating with all of the agencies involved and will be provided an opportunity to informally present its response to the initial determinations of the Agencies as well as the investigation by the USDOJ.

Other Legal Proceedings

We are a party to a number of other legal proceedings arising in the normal course of business which, from time to time, include inquiries from public agencies seeking information concerning our compliance with government construction contracting requirements and related laws and regulations. We believe that the nature and number of these proceedings and compliance inquiries are typical for a construction firm of our size and scope. Our litigation typically involves claims regarding public liability or contract related issues. While management currently believes, after consultation with counsel, that the ultimate outcome of such proceedings and compliance inquiries which are currently pending, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations or cash flows, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations, cash flows and/or financial position for the period in which the ruling occurs. While any one of our pending legal proceedings is subject to early resolution as a result of our ongoing efforts to settle, whether or when any legal proceeding will resolve through settlement is neither predictable nor guaranteed.

13.	Business Segments:

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

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies contained in our 2006 Annual Report on Form 10-K. We evaluate performance based on operating profit or loss (excluding gain on sales of property and equipment), and do not include income taxes, interest income, interest expense or other income (expense). Unallocated other corporate expenses principally comprise corporate general and administrative expenses.

During the three months ended March 31 2007, we also recorded revenue and operating income of $4.9 million and $2.9 million, respectively, primarily related to sales of certain real estate development assets by our Granite Land Company subsidiary that are not included in either the Branch Division or HCD. There were no comparable sales during the three months ended March 31, 2006. Of the $2.9 million of operating income in Granite Land Company for the three months ended March 31, 2007 our partners’ share was approximately $1.9 million.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summarized segment information is as follows:

	Three Months Ended March 31,
(in thousands)	HCD	Branch	Total
2007
Revenue from external customers	$207,992	$274,751	$482,743
Inter-segment revenue transfer	(6,691)	6,691	-
Net revenue	201,301	281,442	482,743
Depreciation, depletion and amortization	3,189	13,925	17,114
Operating (loss) income	(15,679)	19,396	3,717
Property and equipment	41,236	378,958	420,194
2006
Revenue from external customers	$251,354	$244,584	$495,938
Inter-segment revenue transfer	(6,514)	6,514	-
Net revenue	244,840	251,098	495,938
Depreciation, depletion and amortization	3,577	11,991	15,568
Operating (loss) income	(12,094)	18,832	6,738
Property and equipment	47,830	321,425	369,255

A reconciliation of segment operating losses to consolidated totals is as follows:

	Three Months Ended March 31,
(in thousands)	2007	2006
Total operating income for reportable segments	$3,717	$6,738
Other income, net	5,875	2,655
Gain on sales of property and equipment	713	4,238
Unallocated other corporate expense	(12,919)	(13,581)
Granite Land Company operating income (loss) excluding gain on sales of property and equipment	2,901	(1,178)
Income (loss) before provision for (benefit from) income taxes and minority interest	$287	$(1,128)

14.	Subsequent Event:

In April 2007, the Company acquired certain assets of the Superior Group of Companies, a Pacific Northwest-based construction materials producer and asphalt paving company for approximately $56.8 million in cash with an additional $3.0 million payable upon the resolution of certain contingencies. The purchased assets include 16 asphalt plants, more than 50 million tons of permitted reserves (owned and leased), construction equipment and rolling stock and all associated shops and buildings. The acquisition will be accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.”

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

Overview
We are one of the largest heavy civil contractors in the United States and are engaged in the construction of highways, dams, airport infrastructure, mass transit facilities and other infrastructure-related projects. We have offices in Alaska, Arizona, California, Florida, Minnesota, Nevada, New York, Texas, Utah and Washington. Our business involves two operating segments: the Branch Division and the Heavy Construction Division (“HCD”).

On February 14, 2007 we announced an organizational realignment of our business operations which is designed to accommodate growth of our vertically integrated Branch business in the West and improve profitability of our large, complex projects. This realignment will involve realigning our operating divisions geographically into “Granite West” and “Granite East” and is expected to take approximately to the end of 2007 to complete.

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

Our construction contracts are obtained primarily through competitive bidding in response to advertisements by federal, state and local agencies and private parties and to a lesser extent through negotiation with private parties. Our bidding activity is affected by such factors as backlog, current utilization of equipment and other resources, our ability to obtain necessary surety bonds and competitive considerations. Bidding activity, backlog and revenue resulting from the award of new contracts may vary significantly from period to period.

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

Results of Operations

Comparative Financial Summary	Three Months Ended March 31,
(in thousands)	2007	2006
Revenue	$487,660	$495,968
Gross profit	48,036	40,235
General and administrative expenses	54,337	48,256
Gain on sales of property and equipment	713	4,238
Operating loss	(5,588)	(3,783)
Net loss	(2,249)	(1,422)

Our results of operations for the three months ended March 31, 2007 reflect operating income from our Branch Division that was comparable to the corresponding period in 2006.  The Branch Division results were offset by a larger operating loss in our Heavy Construction Division during the first three months of 2007 due primarily to the impact of increased project cost estimates on four projects.  Operating results for the three months ended March 31, 2007 include a positive contribution from our Granite Land Company subsidiary. Additionally, the results for the first three months of 2007 reflect decreased gains on sales of property and equipment.

Total Revenue	Three Months Ended March 31,
	2007		2006
(in thousands)	Amount	Percent	Amount	Percent
Revenue by Division:
Branch Division	$281,442	57.7	$251,098	50.6
Heavy Construction Division	201,301	41.3	244,840	49.4
Other	4,917	1.0	30	-
Total	$487,660	100.0	$495,968	100.0

Branch Division Revenue	Three Months Ended March 31,
	2007		2006
(in thousands)	Amount	Percent	Amount	Percent
California:
Public sector	$93,661	51.9	$72,273	45.2
Private sector	41,757	23.1	47,079	29.4
Material sales	45,141	25.0	40,604	25.4
Total	$180,559	100.0	$159,956	100.0
West (excluding California):
Public sector	$47,449	47.0	$40,924	44.9
Private sector	32,464	32.2	29,292	32.1
Material sales	20,970	20.8	20,926	23.0
Total	$100,883	100.0	$91,142	100.0
Total Branch Division Revenue:
Public sector	$141,110	50.1	$113,197	45.1
Private sector	74,221	26.4	76,371	30.4
Material sales	66,111	23.5	61,530	24.5
Total	$281,442	100.0	$251,098	100.0

Branch Division Revenue: Revenue from our Branch Division increased $30.3 million, or 12.1%, for the three months ended March 31, 2007 compared with the three months ended March 31, 2006. The increase reflected higher revenue at many of the division’s California locations, due in part to higher backlog in the public sector at the beginning of 2007 from higher state funding and mild weather in the quarter. The healthy public sector construction market in California also contributed to higher revenue from the sale of construction materials which was reflected in both increased volumes and increased average selling prices in the 2007 period compared with the 2006 period. These increases were partially offset by a slowing in the residential development opportunities in California.

HCD Revenue	Three Months Ended March 31,
	2007		2006
(in thousands)	Amount	Percent	Amount	Percent
Revenue by Geographic Area:
Midwest	$18,289	9.1	$12,910	5.3
Northeast	46,556	23.1	69,442	28.4
South	36,469	18.1	49,087	20.0
Southeast	70,965	35.3	47,730	19.5
West	29,022	14.4	65,671	26.8
Total	$201,301	100.0	$244,840	100.0
Revenue by Market Sector:
Public sector	$197,719	98.2	$239,764	97.9
Private sector	3,582	1.8	4,976	2.0
Material sales	-	-	100	0.1
Total	$201,301	100.0	$244,840	100.0
Revenue by Contract Type:
Fixed unit price	$33,367	16.6	$68,430	27.9
Fixed price, including design/build	167,934	83.4	176,291	72.0
Other	-	-	119	0.1
Total	$201,301	100.0	$244,840	100.0

HCD Revenue: Revenue from our Heavy Construction Division decreased $43.5 million, or 17.8%, for the three months ended March 31, 2007 compared with the three months ended March 31, 2006.  The decrease was mainly due to a reduction in volume from lower backlog at the beginning of 2007 compared with the beginning of 2006.  Geographically, the largest decreases were experienced in the West, where a large design/build project in California is nearing completion and in the Northeast due primarily to certain large design/build projects in New York nearing completion. Increases in the Southeast resulted from revenue contributions from a large design/build project in Mississippi that was awarded in February 2006.  Revenue from fixed price contracts increased from 72.0% of HCD revenue in the three months ended March 31, 2006 to 83.4% of HCD revenue in the three months ended March 31, 2007 due primarily to the growth in design/build projects in our backlog.

Total Backlog	March 31, 2007		December 31, 2006		March 31, 2006
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Backlog by Division:
Branch Division	$760,240	30.4	$807,648	35.8	$877,455	34.5
Heavy Construction Division	1,738,230	69.6	1,448,939	64.2	1,669,280	65.5
Total	$2,498,470	100.0	$2,256,587	100.0	$2,546,735	100.0

Branch Division Backlog	March 31, 2007		December 31, 2006		March 31, 2006
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
California:
Public sector	$377,289	81.9	$423,542	84.2	$304,714	61.3
Private sector	83,642	18.1	79,718	15.8	192,704	38.7
Total	$460,931	100.0	$503,260	100.0	$497,418	100.0
West (excluding California):
Public sector	$227,919	76.1	$230,230	75.6	$298,820	78.6
Private sector	71,390	23.9	74,158	24.4	81,217	21.4
Total	$299,309	100.0	$304,388	100.0	$380,037	100.0
Total Branch Division Backlog:
Public sector	$605,208	79.6	$653,772	80.9	$603,534	68.8
Private sector	155,032	20.4	153,876	19.1	273,921	31.2
Total	$760,240	100.0	$807,648	100.0	$877,455	100.0

Branch Division Backlog: Branch Division backlog of $760.2 million at March 31, 2007 was $47.4 million, or 5.9%, lower than at December 31, 2006 and $117.2 million, or 13.4% lower than at March 31, 2006.  The decrease is primarily due to a slowing in the residential development opportunities in California and an increase in the number of bidders on public work as competitors in private residential work transition to bidding on public work (see “Outlook”).  Additionally, during the three months ended March 31, 2006 the Branch Division was awarded four large projects with combined revenue of approximately $140.0 million. During the three months ended March 31, 2007 there were no such large individual awards.

HCD Backlog	March 31, 2007		December 31, 2006		March 31, 2006
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Backlog by Geographic Area:
Midwest	$425,836	24.5	$443,909	30.6	$65,111	3.9
Northeast	683,323	39.3	248,605	17.2	428,112	25.6
South	181,136	10.4	214,809	14.8	300,303	18.0
Southeast	204,324	11.8	272,881	18.8	452,019	27.1
West	243,611	14.0	268,735	18.6	423,735	25.4
Total	$1,738,230	100.0	$1,448,939	100.0	$1,669,280	100.0
Backlog by Market Sector:
Public sector	$1,706,514	98.2	$1,413,778	97.6	$1,615,908	96.8
Private sector	31,716	1.8	35,161	2.4	53,372	3.2
Total	$1,738,230	100.0	$1,448,939	100.0	$1,669,280	100.0
Backlog by Contract Type:
Fixed unit price	$144,031	8.3	$171,239	11.8	$329,772	19.8
Fixed price including design/build	1,594,199	91.7	1,277,700	88.2	1,339,508	80.2
Total	$1,738,230	100.0	$1,448,939	100.0	$1,669,280	100.0

HCD Backlog: Heavy Construction Division backlog of $1.7 billion at March 31, 2007 was $289.3 million, or 20.0%, higher than at December 31, 2006, and $69.0 million, or 4.1%, higher than at March 31, 2006. Additions to HCD backlog in the first three months of 2007 included a $463.9 million joint venture highway construction project in Maryland.  Additionally, HCD backlog includes approximately $31.0 million related to our 20% share of a joint venture project to construct a transportation hub at the World Trade Center in New York. We currently expect that the total revenue on this contract could exceed $1.5 billion of which our share could exceed $300.0 million.  Included in HCD Backlog at March 31, 2007 is approximately $19.1 million from a federal government project for which the funding has not yet been fully allocated.

Approximately 18.4%, 26.2% and 15.0% of the HCD backlog at March 31, 2007, December 31, 2006  and March 31, 2006, respectively, related to projects that have forecasted a loss.  The forecasted losses were recognized in the period in which they were identified.  Assuming no further changes in the forecasted results for these projects, this backlog will earn no profit or loss in future periods.

Gross Profit	Three Months Ended March 31,
(in thousands)	2007	2006
Branch Division	$50,751	$43,609
Percent of division revenue	18.0%	17.4%
Heavy Construction Division	$(6,430)	$(2,958)
Percent of division revenue	(3.2)%	(1.2)%
Other	$3,715	$(416)
Total gross profit	$48,036	$40,235
Percent of total revenue	9.9%	8.1%

Gross Profit: We recognize revenue only equal to cost, deferring profit recognition, until a project reaches 25% completion. In certain cases, such as large, complex design/build projects, we may continue to defer profit recognition beyond the point of 25% completion until such time as we believe we have enough information to make a reasonably dependable estimate of contract revenue and cost. Because we have a large number of projects at various stages of completion in our Branch Division, this policy generally has very little impact on the Branch Division’s gross profit on a quarterly or annual basis. However, HCD has fewer projects in process at any given time and those projects tend to be much larger than Branch Division projects. As a result, HCD gross profit as a percent of revenue can vary significantly in periods where one or several very large projects reach our completion threshold and the deferred profit is recognized or conversely, in periods where backlog is growing rapidly and a higher percentage of projects are in their early stages with no associated gross margin recognition. Revenue from projects that had not reached our completion threshold, and for which no margin had been recognized, was as follows:

Revenue from Contracts with Deferred Profit	Three Months Ended March 31,
(in thousands)	2007	2006
Branch Division	$20,713	$28,648
Heavy Construction Division	26,462	34,792
Total revenue from contracts with deferred profit	$47,175	$63,440

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

Branch Division gross profit as a percent of revenue increased to 18.0% in the first three months of 2007 compared with 17.4% in the first three months of 2006 due to higher gross profit margins realized on the sale of construction materials driven by higher average selling prices. Branch Division construction gross profit as a percent of revenue for the three months ended March 31, 2007 increased slightly to 18.0% from 17.9% from the same period in 2006.

Branch Division gross profit for the three months ended March 31, 2007 includes the effects of changes in the estimates of the profitability of certain projects. The net impact of these estimate changes for 2007 was an increase in gross profit of approximately $4.9 million due primarily to the settlement of outstanding issues and increased productivity on several projects. The net impact of such estimate changes for the three months ended March 31, 2006 was an increase in gross profit of approximately $7.8 million due primarily to the settlement of outstanding issues on two projects with no associated cost.

HCD gross profit as a percent of revenue in the first three months of 2007 decreased compared to the first three months of 2006. The reduction in gross margin was primarily due to additional estimated project costs that had the effect of reducing gross profit by approximately $15.5 million in the three months ended March 31, 2007. This compares with reduced gross margin from reductions in estimated project profitability of approximately $13.5 million in the same period of 2006 (See Note 3 of the “Notes to the Condensed Consolidated Financial Statements”).

Other gross profit for the three months ended March 31, 2007 was primarily related to sales of certain real estate development projects by consolidated subsidiaries. Our minority partners’ share of the gross profit was approximately $2.4 million.

Cost of revenue consists of direct costs on contracts, including labor and materials, subcontractor costs, direct overhead costs and equipment expense (primarily depreciation, maintenance and repairs and fuel).

General and Administrative Expenses	Three Months Ended March 31,
(in thousands)	2007	2006
Salaries and related expenses	$34,158	$29,893
Incentive compensation, discretionary profit sharing and other variable compensation	4,046	2,947
Other general and administrative expenses	16,133	15,416
Total	$54,337	$48,256
Percent of revenue	11.1%	9.7%

General and Administrative Expenses: Salaries and related expenses in the three months ended March 31, 2007 increased $4.3 million, or 14.3%, over the comparable period in 2006 due primarily to increased personnel to support our growth strategy - particularly in our Branch Division, as well as higher payroll related benefits, normal salary increases and other compensation related expenses.  Other general and administrative expenses for the three months ended March 31, 2007 reflects an increase related to higher reserves for doubtful accounts of approximately $1.5 million compared with the 2006 quarter. Other general and administrative expenses include information technology, occupancy, office equipment and supplies, depreciation, travel and entertainment, outside services, marketing, training and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses.

Gain on Sales of Property and Equipment	Three Months Ended March 31,
(in thousands)	2007	2006
Gain on sales of property and equipment	$713	$4,238

Gain on Sales of Property and Equipment: Gain on sales of property and equipment in the three months ended March 31, 2007 is comprised of gains from sales of construction equipment. Gain on sales of property and equipment in the three months ended March 31, 2006 included $2.3 million in a gain from the sale of a rental property and $1.3 million of gains from the sale of construction equipment.

Other Income (Expense)	Three Months Ended March 31,
(in thousands)	2007	2006
Interest income	$6,843	$4,733
Interest expense	(1,086)	(1,395)
Equity in loss of affiliates	351	(77)
Other, net	(233)	(606)
Total	$5,875	$2,655

Other Income (Expense): Interest income increased in the first three months of 2007 compared with the first three months of 2006 due primarily to higher yields on higher average invested balances in the first three months of 2007.

Provision for (Benefit from) Income Taxes	Three Months Ended March 31,
(in thousands)	2007	2006
Provision for (benefit from) income taxes	$89	$(773)
Effective tax rate	31.0%	68.5%

Provision for (Benefit from) Income Taxes: The higher effective tax rate in the first three months of 2006 was due to the discrete period recognition of a change in our assessment of certain tax exposures of approximately $0.4 million.

Minority Interest in Consolidated Subsidiaries	Three Months Ended March 31,
(in thousands)	2007	2006
Minority interest in consolidated subsidiaries	$(2,447)	$(1,067)

Minority Interest in Consolidated Subsidiaries: Our minority interest in consolidated subsidiaries represents the minority owners’ share of the income or loss of our consolidated subsidiaries, primarily Wilder Construction Company, certain real estate development entities and various consolidated construction joint ventures. The increase in minority interest in the 2007 quarter compared with the 2006 quarter is primarily related to the minority share of our Granite Land Company’s consolidated entities of approximately $2.0 million and higher profitability on certain other entities. This increase was partially offset by our minority partners’ share of losses on certain construction joint ventures.

Three of our joint venture projects are currently forecast at a loss and will require additional capital contributions from our minority partners if the forecasts do not improve. Our joint venture agreements require that such capital contributions be made if needed. Based on our most recent assessment of our partners’ financial condition, we currently believe that one of our partners does not have the ability to contribute all of the additional capital that will be needed if the project forecast does not improve. Included in minority interest in our condensed consolidated statement of operations for the three months ended March 31, 2007 is expense related to the potentially uncollectible partner balance of approximately $2.6 million. The remaining minority interest balance related to these loss projects of $8.5 million at March 31, 2007 has been included in other long-term assets in our condensed consolidated balance sheet.

At December 31, 2006, a fourth joint venture project was forecasted at a loss and would have required additional contributions from our minority partner if the forecast did not improve. Based on our assessment at December 31, 2006, we did not believe that our partner would have the ability to contribute the required capital and therefore we recorded expense of approximately $4.1 million during the year ended December 31, 2006 related to the potentially uncollectible partner balance. In March 2007, the joint venture agreement related to this project was amended to effectively relieve our partner of its obligation to fund the joint venture for its capital deficit to ensure that our partner would be able to contribute to the successful completion of this joint venture project and other considerations. This amendment did not have a material impact on the operating results for the three months ended March 31, 2007, as the potentially uncollectible minority interest was expensed during the year ended December 31, 2006.

Outlook

Our branches started the year with excellent results and our outlook for the remainder of the year is positive. While it is still too early in our construction season to predict how the Branch Division will fare compared to last year’s record financials results, we are optimistic that 2007 will be another excellent year for our business in the West.

As was expected, some of our markets are beginning to see an increase in competition for public sector work as a result of the slowdown in the residential market. In this type of market, our strategy is to be patient and cautious in our bidding strategy so that we do not utilize our capacity on lower margin work because we believe better opportunities are going to be available later in the year. Although we are seeing less demand for our construction services from the private/residential sector, the public funding pipeline in most of our markets is very healthy. We are excited about the opportunities ahead, particularly in California as a result of the transportation-related Propositions passed last year. While some of those projects may impact our backlog in 2007, they are not expected to significantly affect the division’s bottom line results until 2008.

In our large projects business, we continue to have underperforming projects to complete before we are able to fully realize the benefits of both our new organizational realignment as well as the newer, more profitable work in our backlog. We anticipate that most of the underperforming projects that have negatively impacted us will be complete this year. In many cases, those projects are being replaced with projects that were bid more conservatively, with higher gross margins. There is the potential that operating income in HCD could be breakeven in 2007 and our expectation is that our large project business will post increasingly positive returns in 2008 and beyond.

With regard to raw materials costs, we are subject to energy and petroleum related price volatility as it relates to our use of diesel fuel for our rolling stock equipment, natural gas, propane and diesel fuel to heat our hot plants, as well as liquid asphalt for production of asphaltic concrete. We manage our exposure to these price changes by monitoring the escalation of these commodities and pricing them into our projects and contracts accordingly. Some of our contracts include clauses for liquid asphalt and fuel escalation and de-escalation that provide protection in the event that oil product prices change significantly. Although we are exposed to price spikes in projects that do not include such clauses, this potential impact can be reversed when prices come down.

A continuing challenge for not only Granite but our industry is the shortage of labor, particularly the shortage of craft workers. To ensure Granite remains the employer of choice in the industry, we have developed a team of people who are devoted to the task of craft recruiting and development. In addition, we are also working to develop closer relationships at the local level with industry associations and craft work force leaders in an effort to continue to build the highest quality and safest workforce available.

As a follow up to our announcement in February, the implementation of our strategic and organizational realignment is well underway. We are making considerable progress in our development of the new operating structure, Granite West and Granite East, and are confident that most of the transition will be complete by year-end.

Liquidity and Capital Resources

	Three Months Ended March 31,
(in thousands)	2007	2006
Cash and cash equivalents excluding consolidated joint ventures	$102,714	$134,384
Consolidated joint venture cash and cash equivalents	104,933	91,111
Total consolidated cash and cash equivalents	$207,647	$225,495
Net cash provided by (used in):
Operating activities	$3,888	$40,049
Investing activities	5,106	(199)
Financing activities	(6,240)	(14,236)
Capital expenditures	33,691	24,309
Working capital	300,286	348,828

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

Our cash and cash equivalents and short-term and long-term marketable securities totaled $350.8 million at March 31, 2007 and included $104.9 million of cash from our consolidated joint ventures (see Note 7 of the “Notes to the Condensed Consolidated Financial Statements”). This joint venture cash is for the working capital needs of each joint venture’s project. The decision to distribute cash must generally be made jointly by all of the partners. We believe that our current cash and cash equivalents, short-term investments, cash generated from operations and amounts available under our existing credit facilities will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations through the next twelve months and beyond. If we experience a significant change in our business such as the execution of a significant acquisition, we would likely need to acquire additional sources of financing, which may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements.

Cash provided by operating activities of $3.9 million for the three months ended March 31, 2007 represents a decrease of $36.2 million from the amount provided by operating activities during same period in 2006. Contributing to this decrease was a decrease in net billings in excess of costs and estimated earnings during the 2007 period due primarily to progress on the projects that had received large mobilization payments in the prior year.

Cash provided by investing activities of $5.1 million for the three months ended March 31, 2007 represents an increase of approximately $5.3 million from the amount used in the same period of 2006 due primarily to an increase in net maturities of marketable securities partially offset by increased net additions to property and equipment in the 2007 period.

Cash used in financing activities was $6.2 million for the three months ended March 31, 2007, representing a decrease of $8.0 million from the amount used in the same period of 2006.  The decrease was due primarily to decreases in net repayments of long-term debt and increases in net contributions from minority partners in the 2007 period.

We had standby letters of credit totaling approximately $4.7 million outstanding at March 31, 2007, which will expire between May 2007 and March 2008. We are generally required by the beneficiaries of these letters of credit to replace them upon expiration. Additionally, we typically are required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At March 31, 2007, approximately $2.4 billion of our backlog was bonded and performance bonds totaling approximately $8.9 billion were outstanding. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds when each contract is accepted by the owner. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

We have a $150.0 million bank revolving line of credit, which allows for unsecured borrowings through June 24, 2011, with interest rate options. Interest on outstanding borrowings under the revolving line of credit is at our choice of selected LIBOR rates plus a margin that is recalculated quarterly. The margin was 0.60% at March 31, 2007. The unused and available portion of this line of credit was $145.6 million at March 31, 2007.  In April 2007, the Company acquired certain assets of the Superior Group of Companies, a Pacific Northwest-based construction materials producer and asphalt paving company for approximately $56.8 million in cash which was funded by a borrowing under this line of credit. Additionally, our Wilder subsidiary has a bank revolving line of credit of $10.0 million that expires in June 2008. The unused and available portion of this line of credit was $9.8 million at March 31, 2007.

Restrictive covenants under the terms of our debt agreements require the maintenance of certain financial ratios and the maintenance of tangible net worth (as defined). We were in compliance with these covenants at March 31, 2007. Additionally, our Wilder subsidiary has certain restrictive covenants (on a Wilder stand-alone basis) under the terms of its debt agreements. Wilder was in compliance with these covenants at March 31, 2007. Failure to comply with these covenants could cause the amounts due under the debt agreements to become currently payable.

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

There was no significant change in our exposure to market risk during the three months ended March 31, 2007.

Item	4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective.

During the first quarter of 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item	1. LEGAL PROCEEDINGS

Silica Litigation

Our wholly owned subsidiary Granite Construction Company (“GCCO”) is one of approximately 100 to 300 defendants in ten active California Superior Court lawsuits. Of the ten lawsuits, five were filed against GCCO in 2005 and five were filed against GCCO in 2006, in Alameda County (Riley vs. A-1 Aggregates, et al.; Molina vs. A-1 Aggregates, et al.; Dominguez vs. A-1 Aggregates, et al.; Cleveland vs. A. Teichert & Son.; Guido vs. A. Teichert & Son, Inc.; Williams vs. A. Teichert & Son, Inc.; Horne vs. Teichert & Son, Inc.; Harris vs. A-1 Aggregates, et al.; Kammer vs.A-1 Aggregates, et al.; and Solis vs. The 3M Company et al.). Each lawsuit was brought by a single plaintiff who is seeking money damages by way of various causes of action, including strict product and market share liability, and alleges personal injuries caused by exposure to silica products and related materials during the plaintiffs’ use or association with sand blasting or grinding concrete. The plaintiff in each lawsuit has categorized the defendants as equipment defendants, respirator defendants, premises defendants and sand defendants. We have been identified as a sand defendant, meaning a party that manufactured, supplied or distributed silica-containing products. Our preliminary investigation revealed that we have not knowingly sold or distributed abrasive silica sand for sandblasting, and therefore, we believe the probability of these lawsuits resulting in an incurrence of a material liability is remote. We have been dismissed from fourteen other similar lawsuits. In addition, we have been apprised of three complaints that are based on similar allegations of exposure to silica containing products being filed, but not served, against GCCO and more than 100 other defendants in California Superior Court.

Hiawatha Project DBE Issues

The Hiawatha Light Rail Transit (“HLRT”) project was performed by Minnesota Transit Constructors (“MnTC”), a joint venture that consisted of GCCO, and other unrelated companies. GCCO was the managing partner of the joint venture, with a 56.5% interest. The Minnesota Department of Transportation (“MnDOT”) is the contracting agency for this federally funded project. The MnDOT and the U.S. Department of Transportation Office of Inspector General (“OIG”) each conducted a review of the Disadvantaged Business Enterprise (“DBE”) program maintained by MnTC for the HLRT project. In addition, the U.S. Department of Justice (“USDOJ”), is conducting an investigation into compliance issues with respect to MnTC’s DBE Program for the HLRT project. The MnDOT and the OIG (collectively, the “Agencies”) have initially identified certain compliance issues in connection with MnTC’s DBE program, and as a result, have determined that MnTC failed to meet the DBE utilization criteria as represented by MnTC. There has been no formal administrative subpoena issued, nor has a civil complaint been filed in connection with the administrative reviews or the investigation. The MnTC is fully cooperating with all of the agencies involved and will be provided an opportunity to informally present its response to the initial determinations of the Agencies as well as the investigation by the USDOJ.

Other Legal Proceedings

We are a party to a number of other legal proceedings arising in the normal course of business which, from time to time, include inquiries from public agencies seeking information concerning our compliance with government construction contracting requirements and related laws and regulations. We believe that the nature and number of these proceedings and compliance inquiries are typical for a construction firm of our size and scope. Our litigation typically involves claims regarding public liability or contract related issues. While management currently believes, after consultation with counsel, that the ultimate outcome of such proceedings and compliance inquiries which are currently pending, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations or cash flows, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations, cash flows and/or financial position for the period in which the ruling occurs. While any one of our pending legal proceedings is subject to early resolution as a result of our ongoing efforts to settle, whether or when any legal proceeding will resolve through settlement is neither predictable nor guaranteed.

Item	1A. RISK FACTORS

Information regarding risk factors appears in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal  year ended December 31, 2006.

Item	2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended March 31, 2007:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs[2]	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
January 1, 2007 through January 31, 2007	950	$50.32	-	$22,787,537
February 1, 2007 through February 28, 2007	-	-	-	$22,787,537
March 1, 2007 through March 31, 2007	71,102	58.33	-	$22,787,537
	72,052	$58.22	-

[1]	The total number of shares purchased includes shares purchased in connection with employee tax withholding for shares granted under our 1999 Equity Incentive Plan.

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

GRANITE CONSTRUCTION INCORPORATED

Date: April 27, 2007	By:	/s/ William E. Barton
William E. Barton
Senior Vice President and Chief Financial Officer