Form 10-Q
period 2007-06-30
GRANITE CONSTRUCTION INC
filed 2007-07-31
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 20, 2007.

Class	Outstanding
Common Stock, $0.01 par value	41,943,100 shares

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (unaudited)

Granite Construction Incorporated CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited - in thousands, except share and per share data)
	June 30, 2007	December 31, 2006	June 30, 2006
Assets
Current assets
Cash and cash equivalents	$246,278	$204,893	$304,976
Short-term marketable securities	98,199	141,037	74,775
Accounts receivable, net	489,435	492,229	530,882
Costs and estimated earnings in excess of billings	39,710	15,797	32,882
Inventories	53,320	41,529	39,532
Real estate held for sale	54,722	55,888	42,572
Deferred income taxes	36,015	36,776	22,830
Equity in construction joint ventures	32,400	31,912	31,641
Other current assets	57,811	63,144	47,373
Total current assets	1,107,890	1,083,205	1,127,463
Property and equipment, net	490,328	429,966	419,757
Long-term marketable securities	61,582	48,948	47,688
Investments in affiliates	24,816	21,471	16,076
Other assets	72,490	49,248	46,313
Total assets	$1,757,106	$1,632,838	$1,657,297
Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$35,040	$28,660	$29,424
Accounts payable	268,054	257,612	309,199
Billings in excess of costs and estimated earnings	242,469	287,843	278,499
Accrued expenses and other current liabilities	223,311	189,328	178,989
Total current liabilities	768,874	763,443	796,111
Long-term debt	139,715	78,576	105,757
Other long-term liabilities	67,378	58,419	53,885
Deferred income taxes	19,478	22,324	37,325
Commitments and contingencies
Minority interest in consolidated subsidiaries	30,675	15,532	18,741
Shareholders’ equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	-	-	-
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding 41,947,610 shares as of June 30, 2007, 41,833,559 shares as of December 31, 2006 and 41,836,889 as of June 30, 2006	419	418	418
Additional paid-in capital	81,293	78,620	70,636
Retained earnings	645,448	612,875	572,601
Accumulated other comprehensive income	3,826	2,631	1,823
Total shareholders’ equity	730,986	694,544	645,478
Total liabilities and shareholders’ equity	$1,757,106	$1,632,838	$1,657,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited - in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue
Construction	$660,384	$669,837	$1,077,016	$1,104,145
Material sales	100,091	108,551	166,202	170,181
Real estate	10,401	33,649	15,318	33,679
Total revenue	770,876	812,037	1,258,536	1,308,005
Cost of revenue
Construction	557,926	621,843	942,080	1,025,378
Material sales	78,878	80,674	132,986	132,447
Real estate	6,438	16,410	7,800	16,835
Total cost of revenue	643,242	718,927	1,082,866	1,174,660
Gross profit	127,634	93,110	175,670	133,345
General and administrative expenses	65,130	48,935	119,467	97,191
Gain on sales of property and equipment	4,346	4,049	5,059	8,287
Operating income	66,850	48,224	61,262	44,441
Other income (expense)
Interest income	6,439	4,944	13,282	9,677
Interest expense	(2,028)	(1,391)	(3,114)	(2,786)
Equity in (loss) income of affiliates	(29)	828	322	751
Other, net	(433)	3,314	(666)	2,708
Total other income	3,949	7,695	9,824	10,350
Income before provision for income taxes and minority interest	70,799	55,919	71,086	54,791
Provision for income taxes	22,154	17,045	22,243	16,272
Income before minority interest	48,645	38,874	48,843	38,519
Minority interest in consolidated subsidiaries	(4,799)	(5,585)	(7,246)	(6,652)
Net income	$43,846	$33,289	$41,597	$31,867

Net income per share
Basic	$1.07	$0.81	$1.01	$0.78
Diluted	$1.05	$0.80	$1.00	$0.77

Weighted average shares of common stock
Basic	41,096	40,896	41,044	40,818
Diluted	41,631	41,466	41,560	41,378

Dividends per share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited - in thousands)
Six Months Ended June 30,	2007	2006
Operating Activities
Net income	$41,597	$31,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	38,825	34,176
Provision for (benefit from) doubtful accounts	1,156	(371)
Gain on sales of property and equipment	(5,059)	(8,287)
Change in deferred income taxes	(321)	-
Stock-based compensation	3,451	3,819
Excess tax benefit on stock-based compensation	(2,700)	-
Common stock contributed to ESOP	-	1,995
Minority interest in consolidated subsidiaries	7,246	6,652
Equity in income of affiliates	(322)	(751)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	11,315	(54,779)
Inventories	(7,676)	(6,371)
Real estate held for sale	(1,619)	71
Equity in construction joint ventures	(488)	(4,233)
Other assets	4,831	11,279
Accounts payable	10,442	76,392
Billings in excess of costs and estimated earnings, net	(69,287)	80,394
Accrued expenses and other liabilities	41,821	36,200
Net cash provided by operating activities	73,212	208,053
Investing Activities
Purchases of marketable securities	(78,554)	(59,782)
Maturities of marketable securities	100,225	41,015
Additions to property and equipment	(62,265)	(68,419)
Proceeds from sales of property and equipment	7,546	14,245
Acquisition of businesses	(74,197)	-
Contributions to affiliates	(3,574)	-
Issuance of notes receivable	-	(500)
Collection of notes receivable	3,683	2,912
Other investing activities	-	(633)
Net cash used in investing activities	(107,136)	(71,162)
Financing Activities
Additions to long-term debt	96,945	20,800
Repayments of long-term debt	(26,641)	(25,901)
Dividends paid	(8,378)	(8,353)
Repurchases of common stock	(4,860)	(6,367)
Contributions from minority partners	23,954	5,650
Distributions to minority partners	(8,660)	(18,374)
Excess tax benefit on stock-based compensation	2,700	-
Other financing activities	249	749
Net cash provided by (used in) financing activities	75,309	(31,796)
Increase in cash and cash equivalents	41,385	105,095
Cash and cash equivalents at beginning of period	204,893	199,881
Cash and cash equivalents at end of period	$246,278	$304,976

Supplementary Information
Cash paid during the period for:
Interest	$2,299	$3,470
Income taxes	738	11,041
Non-cash investing and financing activity:
Restricted stock issued for services	11,870	9,639
Dividends accrued but not paid	4,195	4,184
Financed acquisition of assets	1,492	2,500
Debt repayments from sale of assets	4,277	13,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we”, “us”, “our” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2007 and 2006 and the results of our operations and cash flows for the periods presented. The December 31, 2006 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

In February 2007, we announced an organizational realignment of our business operations which is designed to accommodate growth of our vertically integrated Branch business in the West and improve profitability of our large, complex Heavy Construction Division (“HCD”) projects.  This realignment involves the reorganization of our operating divisions geographically into “Granite West” and  “Granite East.”  Granite West will include the operations of our former Branch Division as well as the western portion of our large project business that was formerly included in HCD. Granite West will retain our successful decentralized operating structure, with each of its branch locations aligning under one of three operating groups: Northwest, Northern California and Southwest.  Granite East will include the eastern portion of our large project business that had been included in HCD and will be aligned to focus on enhancing project management oversight and discipline from estimating through execution.  Granite East will be operated out of three regional offices:  the Central Region, based in Dallas, Texas; the Southeast Region, based in Tampa, Florida; and the Northeast Region, based in Tarrytown, New York.

During the quarter ended June 30, 2007, we completed the reassignment of our large projects in the West from our former Heavy Construction Division to the new Granite West division (with the exception of certain projects that are nearing completion which will remain with our new Granite East division) and made substantial progress on other aspects of the realignment.  As a result we are reporting Granite West and Granite East as new reportable segments effective with the quarter ended June 30, 2007.  Prior period results have been reclassified to conform to the new organizational structure (see Note 13.)

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

3.	Change in Accounting Estimates:

Our gross profit in the three and six months ended June 30, 2007 and 2006 include the effects of significant changes in the estimates of the profitability of certain of our  projects.  The impact of these estimate changes on Granite East gross profit is summarized as follows:

Granite East Change in Accounting Estimates	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2007	2006	2007	2006
Reduction in gross profit	$(24.0)	$(34.7)	$(48.1)	$(51.0)
Increase in gross profit	26.3	7.6	34.9	10.4
Net increase (reduction) in gross profit	$2.3	$(27.1)	$(13.2)	$(40.6)
Number of projects with significant downward estimate changes	4	8	8	14
Range of reduction in gross profit from each project	$1.2 - 15.7	$1.0 - 8.1	$1.0 - 25.7	$1.1 - 9.1
Number of projects with significant upward estimate changes	7	2	6	4
Range of increase in gross profit from each project	$1.0 - 12.2	$2.2 - 2.5	$1.1 - 17.3	$1.0 - 2.5

During the three and six months ended June 30, 2007, the estimate changes that reduced gross profit resulted from changes in productivity and quantity estimates based on experience gained in the quarter, costs from design issues and owner-directed changes. Three of the four Granite East projects with significant downward changes during the three months ended June 30, 2007 also had significant downward estimate changes in 2006.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents additional information about the four Granite East projects with significant downward estimate changes for the three months ended June 30, 2007 (dollars in millions):

	Number of Projects	Total Contract Value	Gross Profit Reduction Impact	Backlog at June 30, 2007	Percent of Total Granite East Backlog at June 30, 2007
Highway project in California - 93% complete	1	$448	$15.7	$32	2.1%
Other projects at 91% and 94% complete	2	328	3.5	27	1.8%
Project at 59% complete	1	72	1.2	29	1.9%
Total for projects with significant downward changes	4	$848	$20.4	$88	5.8%

The minority interest expense related to the net increase in gross profit for the three months ended June 30, 2007 was approximately $0.3 million.  The minority interest share of the net decrease in gross profit for the six months ended June 30, 2007 and the three and six months ended June 30, 2006 was approximately $1.1 million, $5.1 million and $5.8 million, respectively. Two of our joint venture projects are currently forecast at a loss and will require additional capital contributions from our minority partners if the forecasts do not improve. Our joint venture agreements require that such capital contributions be made if needed. Based on our most recent assessment of our partners’ financial condition, we currently believe that one of our partners does not have the ability to contribute all of the additional capital that will be needed if the project forecast does not improve.  Included in minority interest in our condensed consolidated statements of income for the three and six months ended June 30, 2007 is expense related to the potentially uncollectible partner balance of approximately $1.8 million and $4.4 million, respectively.  The remaining minority interest balance related to these loss projects of $7.2 million at June 30, 2007 has been included in other long-term assets in our condensed consolidated balance sheet.

Six of the seven Granite East projects that generated significant increased gross profit from changes in estimates during the three months ended June 30, 2007 were complete or substantially complete at June 30, 2007, and four of the seven projects had experienced significant margin deterioration in prior periods.  The increased gross profit resulted from a combination of the settlement of certain revenue issues with the project owners and the resolution of other project uncertainties.   The remaining project was approximately 73.0% complete at June 30, 2007 and generated additional estimated margin from the resolution of project uncertainties and the receipt of a change order that established payment for certain work for which the costs had been forecast in prior periods.

Additionally, during the three and six months ended June 30, 2007, Granite West recognized increases in gross profit from the net effects of changes in the estimates of project profitability of $9.0 million and $13.9 million, respectively. This compares with net increases in gross profit of $0.5 million and $8.3 million during the three and six months ended June 30, 2006, respectively.  The increased Granite West profitability estimates during the three months ended June 30, 2007 were due primarily to the settlement of outstanding issues with contract owners, higher productivity than originally estimated and the resolution of certain project uncertainties.   Two projects accounted for approximately $3.3 million of the $9.0 million increase during the three months ended June 30, 2007.

We currently have a highway project that was transferred to Granite West from HCD in connection with our realignment that involves construction of seven miles of highway in western Oregon.  The project includes construction of at least eight new structures over creeks, rivers and a railroad, as well as construction of several retaining walls, culverts and drainage improvements.  While clearing and excavating the site, numerous and massive landslides throughout the seven-mile project site were discovered. Some of these ancient landslides are at critical locations of the project, including under bridge abutments. At December 31, 2006, we had forecast this project at a loss of approximately $20.0 million, largely due to preliminary designs and estimates of cost associated with these geotechnical issues. During the quarter ended March 31, 2007, the geotechnical design was completed along with our analysis of the impact of these landslides on the project. As a result of this analysis we have determined that the potential cost would be significantly higher than our earlier estimates and that the project would take approximately two years longer to complete than originally anticipated. After conferring with the Oregon Department of Transportation (“ODOT”) on the most cost effective way to deal with these differing site conditions, we requested that ODOT terminate the original contract.

After several months of negotiations, Granite and ODOT have agreed that in lieu of terminating the contract,  it is in the best interests of the parties to temporarily suspend work. This suspension will allow time for both parties to jointly complete additional geotechnical site investigations and explore alternative, less expensive landslide mitigation solutions. Under the terms of the agreement, construction work on the project will be suspended beginning on or about September 1, 2007 and will resume no earlier than June 1, 2008. During the suspension period, a small management team will remain on the project to ensure that all required environmental protection measures are maintained. Costs associated with the temporary suspension of the project will be shared between ODOT and Granite. However, no agreement has been reached regarding the responsibility for the landslide mitigation costs. Both parties have agreed to take the issue to the standing Dispute Review Board under the dispute resolution provisions of the contract. Upon resolution of this issue, and agreement on the final cost and schedule to complete the project, Granite will restart construction under a signed change order issued by ODOT with no associated unresolved revenue issues or disputes. Because there is remaining uncertainty surrounding the ultimate determination of responsibility for the landslide mitigation costs we have not recorded any adjustments to our project forecast during the quarter ended June 30, 2007.

We believe we are entitled to additional compensation related to some of our downward estimate changes in both Granite East and Granite West and are actively pursuing these issues with the contract owners. However, the amount and timing of any future recovery is highly uncertain. While we recognize the impact of estimated costs immediately when known, under our accounting policies we do not recognize revenue from contract changes until we have a signed change order or executed claim settlement. We believe that our current estimates of gross profit are achievable. However, it is possible that the actual cost to complete will vary from our current estimate and any future estimate changes could be significant.

4.	Inventories:

Inventories consist primarily of quarry products valued at the lower of average cost or market.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	Property and Equipment, Net:

(in thousands)	June 30, 2007	December 31, 2006	June 30, 2006
Land	$72,566	$56,797	$58,925
Quarry property	126,876	115,657	111,014
Buildings and leasehold improvements	73,597	69,972	65,801
Equipment and vehicles	849,506	804,370	783,527
Office equipment	29,530	26,006	22,288
Property and equipment	1,152,075	1,072,802	1,041,555
Less: accumulated depreciation, depletion and amortization	661,747	642,836	621,798
Property and equipment, net	$490,328	$429,966	$419,757

6.	Intangible Assets:

The following table indicates the allocation of goodwill by reportable segment which is included in other assets on our condensed consolidated balance sheets:

(in thousands)	June 30, 2007	December 31, 2006	June 30, 2006
Goodwill by segment:
Granite East	$-	$-	$18,011
Granite West	9,900	9,900	9,900
Total goodwill	$9,900	$9,900	$27,911

The following other intangible assets are included in other assets on our consolidated balance sheets (see also Note 14 “Acquisitions”):

	June 30, 2007
(in thousands)	Gross Value	Accumulated Amortization	Net Value
Amortized intangible assets:
Covenants not to compete	$1,436	$(204)	$1,232
Permits	32,105	(1,166)	30,939
Trade names	1,425	(870)	555
Other	1,712	(386)	1,326
Total amortized intangible assets	$36,678	$(2,626)	$34,052

	December 31, 2006
(in thousands)	Gross Value	Accumulated Amortization	Net Value
Amortized intangible assets:
Covenants not to compete	$161	$(109)	$52
Permits	2,000	(761)	1,239
Trade names	1,425	(768)	657
Other	603	(193)	410
Total amortized intangible assets	$4,189	$(1,831)	$2,358

	June 30, 2006
(in thousands)	Gross Value	Accumulated Amortization	Net Value
Amortized intangible assets:
Covenants not to compete	$161	$(92)	$69
Permits	2,000	(694)	1,306
Trade names	1,425	(666)	759
Other	603	-	603
Total amortized intangible assets	$4,189	$(1,452)	$2,737

Amortization expense related to intangible assets was approximately $653,000 and $795,000 for the three and six months ended June 30, 2007, respectively, and approximately $90,000 and $190,000 for the three and six months ended June 30, 2006, respectively. Amortization expense expected to be recorded in the future is as follows: $3.8 million for the balance of 2007, $6.2 million in 2008, $5.9 million in 2009, $5.4 million in 2010, $5.1 million in 2011 and $7.7 million thereafter.

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

We have determined that certain of these joint ventures are variable interest entities as defined by FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” Accordingly, we have consolidated those joint ventures where we have determined that we are the primary beneficiary. At June 30, 2007, the joint ventures we have consolidated were engaged in construction projects with total contract values ranging from $126.7 million to $463.9 million. Our proportionate share of the consolidated joint ventures ranges from 52.0% to 99.0%.

Consistent with Emerging Issues Task Force Issue 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures,” we account for our share of the operations of construction joint ventures in which we have determined we are not the primary beneficiary on a pro rata basis in the consolidated statements of operations and as a single line item in the consolidated balance sheets. At June 30, 2007, the joint ventures in which we hold a significant interest but are not the primary beneficiary were engaged in construction projects with total contract values ranging from $94.3 million to $353.5 million. Our proportionate share of these joint ventures ranges from 20.0% to 40.0%.

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

Although our agreements with our joint venture partners for both construction joint ventures and line item joint ventures provide that each party will assume and pay its share of any losses resulting from a project, if one of our partners is unable to pay its share, we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under our joint venture arrangements beyond our proportionate share include a partner’s inability to contribute additional funds to the venture in the event the project incurs a loss, or additional costs that we could incur should a partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. At June 30, 2007, approximately $581.9 million of work representing our partners’ share of unconsolidated and line item joint venture contracts in progress had yet to be completed.

8.	Real Estate:

We participate in real estate partnerships through our Granite Land Company subsidiary. Generally, each partnership is formed to accomplish a specific real estate development project. We have determined that certain of these partnerships are variable interest entities as defined by FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” Accordingly, we have consolidated those partnerships for which we have determined that we are the primary beneficiary. At June 30, 2007, the partnerships we have consolidated were engaged in development projects with total assets ranging from approximately $0.4 million to $24.6 million. At June 30, 2007, approximately $54.7 million was classified as real estate held for sale on our condensed consolidated balance sheet and of that balance approximately $51.7 million was pledged as collateral for the obligations of consolidated real estate partnerships. Our proportionate share of the results of these partnerships varies depending on the ultimate profitability of the partnerships.

We account for our share of the operations of real estate partnerships in which we have determined we are not the primary beneficiary in “investments in affiliates” in our consolidated balance sheets and in “other income (expense)” in our consolidated statements of income. At June 30, 2007, the partnerships in which we hold a significant interest but are not the primary beneficiary were engaged in development projects with total assets ranging from approximately $5.8 million to $57.3 million. Total liabilities of real estate partnerships in which we are not the primary beneficiary were approximately $87.9 million at June 30, 2007. Our proportionate share of the results of these partnerships varies depending on the ultimate profitability of the partnerships.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	Weighted Average Shares Outstanding:

A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income per share in the accompanying condensed consolidated statements of income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Weighted average shares outstanding:
Weighted average common stock outstanding	41,938	41,838	41,890	41,764
Less: weighted average restricted stock outstanding	842	942	846	946
Total basic weighted average shares outstanding	41,096	40,896	41,044	40,818
Diluted weighted average shares outstanding:
Basic weighted average shares outstanding	41,096	40,896	41,044	40,818
Effect of dilutive securities:
Common stock options and units	45	50	45	46
Restricted stock	490	520	471	514
Total weighted average shares outstanding	41,631	41,466	41,560	41,378

Restricted stock representing approximately 88,000 shares for the six months ended June 30, 2007 and approximately 169,000 shares and 177,000 shares for the three and six months ended June 30, 2006, respectively, have been excluded from the calculation of diluted net income per share because their effects are anti-dilutive.

10.	Comprehensive Income:

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Net income	$43,846	$33,289	$41,597	$31,867
Other comprehensive income (loss):
Changes in net unrealized gains on investments	845	(383)	1,195	221
Total comprehensive income	$44,691	$32,906	$42,792	$32,088

11.	Income Taxes:

Uncertain tax positions:  We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes − an Interpretation of FASB Statement 109” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized an increase in the liability for uncertain tax positions of approximately $4.8 million, of which approximately $0.6 million is accounted for as a decrease in the January 1, 2007 balance of retained earnings. Including the cumulative increase at the beginning of 2007, we had approximately $5.5 million of total gross unrecognized tax benefits at June 30, 2007. There were no unrecognized tax benefits that would affect the effective tax rate in any future period at either January 1, 2007 or June 30, 2007 and we do not believe it is reasonably possible that the total amounts of our liability for uncertain tax positions will significantly increase or decrease within twelve months of June 30, 2007.

We file income tax returns in the U.S. federal and various state and local jurisdictions. We are not currently under examination by federal, state or local taxing authorities for any open tax years. The tax years 2002 through 2006 remain open to examination by the major taxing authorities to which we are subject. We record interest related to uncertain tax positions as interest and any penalties are recorded as other expense in our statement of operations. As of June 30, 2007 we estimated interest of approximately $3.3 million which was included in our liability for uncertain tax positions.

Provision for income taxes:  Our effective tax rate increased to 31.3% for both the three and six months ended June 30, 2007 from 30.5% and 29.7%, respectively, for the corresponding periods in 2006. The increased effective tax rate is due primarily to lower estimated income from our minority partners’ share of income in our consolidated construction joint ventures which are not subject to income taxes on a stand-alone basis.

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

Hiawatha Project DBE Issues

The Hiawatha Light Rail Transit (“HLRT”) project was performed by Minnesota Transit Constructors (“MnTC”), a joint venture that consisted of GCCO and other unrelated companies.  GCCO was the managing partner of the joint venture, with a 56.5% interest.  The Minnesota Department of Transportation (“MnDOT”) is the contracting agency for this federally funded project.  MnDOT and the U.S. Department of Transportation Office of Inspector General (“OIG”) each conducted a review of the Disadvantaged Business Enterprise (“DBE”) program maintained by MnTC for the HLRT project.  In addition, the U.S. Department of Justice (“USDOJ”) is conducting an investigation into compliance issues with respect to MnTC’s DBE Program for the HLRT project.  MnDOT and the OIG (collectively, the “Agencies”) have initially identified certain compliance issues in connection with MnTC’s DBE Program and, as a result, have determined that MnTC failed to meet the DBE utilization criteria as represented by MnTC.  There has been no formal administrative subpoena issued, nor has a civil complaint been filed in connection with the administrative reviews or the investigation.  MnTC is fully cooperating with the Agencies and, on July 2, 2007, presented its response to the initial determination of the Agencies as well as the investigation by the USDOJ to MnDOT.

I-494 Project DBE Issues

The I-494 project was performed by a joint venture (“JV”) that consisted of GCCO and other unrelated companies.  GCCO was the managing partner of the JV, with a 60% interest.  MnDOT is the contracting agency for this federally funded project.  MnDOT conducted a review of the DBE program maintained by the JV for the I-494 project.  MnDOT has initially identified certain compliance issues in connection with the JV’s DBE program, and as a result, has determined that the JV failed to meet the DBE utilization criteria as represented by the JV.  There has been no formal administrative subpoena issued, nor has a civil complaint been filed in connection with the administrative reviews or the investigation.  The JV is fully cooperating with MnDOT and will be provided an opportunity to informally present its response to MnDOT’s initial determinations.

US  Highway 20 Project

GCCO and its majority-owned subsidiary, Wilder Construction Corporation, are the members of a joint venture known as Yaquina River Constructors (YRC) which is currently constructing a new road alignment of US Highway 20 near Eddyville, Oregon under contract with the Oregon Department of Transportation (ODOT).  The project involves constructing seven miles of new road through steep and forested terrain in the Coast Range Mountains.  During the fall and winter of 2006, extraordinary rain events produced runoff that overwhelmed erosion control measures installed at the project and resulted in discharges to surface water in alleged violations of the stormwater permit.  The Oregon Department of Environmental Quality issued a notice of violation and fine of $90,000 to ODOT for these alleged violations and has indicated that it also intends to take enforcement action against YRC.  The Oregon State Police and the U.S. Environmental Protection Agency are conducting a criminal investigation in connection with stormwater runoff from the project.  The JV is fully cooperating in the investigation, but does not know whether criminal charges, if any, will be brought or against whom.

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

As more fully described in Note 1, we have substantially completed a realignment of our former Branch Division and Heavy Construction Division into two geographically based divisions – Granite West and Granite East.  Both Granite West and Granite East represent reportable segments and the prior period segment information presented below has been reclassified to conform to the new organizational structure.

Granite West is comprised of decentralized branch offices in the western United States that perform various heavy civil construction projects with a large portion of the work focused on new construction and improvement of streets, roads, highways and bridges as well as site preparation for housing and commercial development.  Each branch reports under one of three operating groups: Northwest, Northern California and Southwest.  Because the operating groups have similar economic characteristics as defined in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), we have aggregated them into the Granite West reportable segment.  Although most Granite West projects are started and completed within a year, the division also has the capability of constructing larger projects and currently has five projects, each with total contract revenue greater than $50.0 million, including two projects from our legacy Heavy Construction Division.  All of our revenue from the sale of construction materials is generated by Granite West which mines aggregates and operates plants that process aggregates into construction materials for internal use and for sale to others.  These activities are vertically integrated into the Granite West construction business, providing both a source of profits and a competitive advantage to our construction business.

Granite East operates in the eastern portion of the United States with a focus on large, complex infrastructure projects including major highways, large dams, mass transit facilities, bridges, pipelines, canals, tunnels, waterway locks and dams, and airport infrastructure.  Granite East operates out of three regional offices: the Central Region, based in Dallas, Texas; the Southeast Region, based in Tampa, Florida; and the Northeast Region, based in Tarrytown, New York.  Because the regions have similar economic characteristics as defined in SFAS 131, we have aggregated them into the Granite East reportable segment.  Granite East construction contracts are typically greater than two years in duration.

Additionally, we purchase, develop and sell real estate through our Granite Land Company subsidiary (“GLC”), which also provides real estate services for other Granite operations.  GLC’s portfolio of projects includes both commercial and residential development and is geographically diversified throughout the West and Texas.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies contained in our 2006 Annual Report on Form 10-K. We evaluate performance based on operating profit or loss (excluding gain on sales of property and equipment), and do not include income taxes, interest income, interest expense or other income (expense). Unallocated other corporate expenses principally comprise corporate general and administrative expenses. Segment assets include property and equipment, and real estate held for sale.

Summarized segment information is as follows:

	Three Months Ended June 30,
(in thousands)	Granite West	Granite East	GLC	Total
2007
Revenue from external customers	$540,533	$219,942	$10,401	$770,876
Inter-segment revenue transfer	1,914	(1,914)	-	-
Net revenue	542,447	218,028	10,401	770,876
Depreciation, depletion and amortization	17,780	1,902	36	19,718
Operating income	75,747	7,072	2,978	85,797
2006
Revenue from external customers	$480,286	$298,102	$33,649	$812,037
Inter-segment revenue transfer	5,272	(5,272)	-	-
Net revenue	485,558	292,830	33,649	812,037
Depreciation, depletion and amortization	12,894	3,474	5	16,373
Operating income (loss)	61,495	(18,871)	16,690	59,314
	Six Months Ended June 30,
(in thousands)	Granite West	Granite East	GLC	Total
2007
Revenue from external customers	$836,844	$406,374	$15,318	$1,258,536
Inter-segment revenue transfer	3,697	(3,697)	-	-
Net revenue	840,541	402,677	15,318	1,258,536
Depreciation, depletion and amortization	32,028	4,768	45	36,841
Operating income (loss)	96,721	(10,185)	5,879	92,415
Segment assets	427,105	30,388	59,205	516,698
2006
Revenue from external customers	$735,356	$538,970	$33,679	$1,308,005
Inter-segment revenue transfer	10,033	(10,033)	-	-
Net revenue	745,389	528,937	33,679	1,308,005
Depreciation, depletion and amortization	24,955	6,981	10	31,946
Operating income (loss)	80,327	(30,965)	15,512	64,874
Segment assets	351,088	45,205	42,675	438,968

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A reconciliation of segment operating income to consolidated totals is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Total operating income for reportable segments	$85,797	$59,314	$92,415	$64,874
Other income (expense), net	3,949	7,695	9,824	10,350
Gain on sales of property and equipment	4,346	4,049	5,059	8,287
Unallocated other corporate expense	(23,293)	(15,139)	(36,212)	(28,720)
Income before provision for income taxes and minority interest	$70,799	$55,919	$71,086	$54,791

14.	Acquisitions:

On April 3, 2007, the Company acquired certain assets of the Superior Group of Companies (“Superior”), a Pacific Northwest-based construction materials producer and asphalt paving company, for approximately $58.6 million in cash.  The acquisition agreement also provides for the payment of an additional $3.0 million for the assumption of a certain lease and related intangible assets which has not yet been completed.  The acquired business operates under the name Granite Northwest, Inc. as a wholly owned subsidiary of Granite Construction Incorporated and will operate as the Columbia River Branch in our Granite West segment.  The purchased assets include 16 asphalt plants and related permits, more than 50 million tons of permitted reserves (owned and leased), construction equipment and rolling stock and all associated shops and buildings.  We have accounted for this transaction in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and the results of operations of this acquisition are included in our consolidated financials statements as of April 3, 2007.

Preliminary Purchase Price Allocation
In accordance with SFAS 141, the total purchase price was allocated preliminarily to the net tangible and identifiable intangible assets based on their estimated fair values as of April 3, 2007 as set forth below. The allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change. The current estimated fair value of the assets acquired approximates the purchase price; therefore, no goodwill was recorded. Purchased intangibles are generally amortized on a straight-line basis over their respective useful lives. The primary areas of the purchase price allocation that are preliminary relate to finalizing the valuations of mining rights and certain intangible assets and completing our assessment of asset retirement obligations.

(in thousands)
Land & buildings	$6,900
Plant & equipment	24,500
Inventory	3,900
Mining rights	6,200
Permits	16,900
Other intangible assets	2,100
Asset retirement obligations and other liabilities	(1,900)
Total purchase price	$58,600

Pro Forma Financial Information
The financial information in the table below summarizes the combined results of operations of Granite and Superior, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Revenue	$771,000	$839,000	$1,265,000	$1,340,000
Net income	44,000	34,000	37,000	29,000
Basic net income per share	1.07	0.83	0.90	0.71
Diluted net income per share	1.05	0.82	0.89	0.70

Other Acquisitions
In June 2007, we also purchased certain assets and assumed certain liabilities of an asphalt concrete manufacturer near Santa Clara, California for cash consideration of approximately $15.6 million.  This purchase was accounted for in accordance with SFAS 141.  The results of the acquired business’ operations are included in our consolidated results as of June 1, 2007, the date of acquisition.  Although the purchase price allocation is still preliminary, the current estimated fair value of the assets acquired approximates the purchase price; therefore, no goodwill was recorded.

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

Overview

We are one of the largest heavy civil contractors in the United States and are engaged in the construction and improvement of streets, roads, highways and bridges as well as dams, airport infrastructure, mass transit facilities and other infrastructure-related projects.  We have offices in Alaska, Arizona, California, Florida, Minnesota, Nevada, New York, Oregon, Texas, Utah and Washington.

In February 2007, we announced an organizational realignment of our business operations which is designed to accommodate growth of our vertically integrated Branch business in the West and improve profitability of our large, complex Heavy Construction Division (“HCD”) projects.  This realignment involves the reorganization of our operating divisions geographically into “Granite West” and  “Granite East.”  Granite West includes the operations of our former Branch Division as well as the western portion of our large project business that was formerly included in HCD. Granite West will retain our successful decentralized operating structure, with each of its branch locations aligning under one of three operating groups: Northwest, Northern California and Southwest.  Granite East will include the eastern portion of our large project business that had been included in HCD and will be aligned to focus on enhancing project management oversight and discipline from estimating through execution.  Granite East will be operated out of three regional offices:  the Central Region, based in Dallas, Texas; the Southeast Region, based in Tampa, Florida; and the Northeast Region, based in Tarrytown, New York.

During the quarter ended June 30, 2007, we completed the reassignment of our large projects in the West from our former Heavy Construction Division to the new Granite West division (with the exception of certain projects that are nearing completion which will remain with our new Granite East division) and made substantial progress on other aspects of the realignment.  As a result we are reporting Granite West and Granite East as new reportable segments effective with the quarter ended June 30, 2007.  Prior period results have been reclassified to conform to the new organizational structure (see Note 1 of the “Notes to the Condensed Consolidated Financial Statements”).

The following table shows the impact to revenue and gross profit of the three projects reassigned from our former Heavy Construction Division to the newly created Granite West:

Granite West	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Branch Division revenue	$511,862	$471,297	$793,304	$722,395
Reassigned projects revenue	30,585	14,261	47,237	22,994
Granite West Division revenue	542,447	485,558	840,541	745,389
Branch Division gross profit	106,394	86,886	157,145	130,495
Reassigned projects gross profit	3,015	-	4,593	-
Granite West Division gross profit	109,409	86,886	161,738	130,495

Granite East	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Heavy Construction Division revenue	$248,613	$307,091	$449,914	$551,931
Reassigned projects revenue	(30,585)	(14,261)	(47,237)	(22,994)
Granite East Division revenue	218,028	292,830	402,677	528,937
Heavy Construction Division gross profit (loss)	17,426	(11,242)	10,996	(14,200)
Reassigned projects gross profit	(3,015)	-	(4,593)	-
Granite East Division gross profit (loss)	14,411	(11,242)	6,403	(14,200)

The backlog related to the three reassigned projects was $199.1 million, $195.5 and $264.9 million at June 30, 2007, March 31, 2007 and June 30, 2006, respectively.

Granite West is comprised of decentralized branch offices in the western United States that perform various heavy civil construction projects with a large portion of the work focused on new construction and improvement of streets, roads, highways and bridges as well as site preparation for housing and commercial development.  Although most Granite West projects are started and completed within a year, the division also has the capability of constructing larger projects and currently has five projects with total contract revenue greater than $50.0 million, including two projects from our legacy Heavy Construction Division.  All of our revenue from the sale of construction materials is generated by Granite West which mines aggregates and operates plants that process aggregates into construction materials for internal use and for sale to others.  These activities are vertically integrated into the Granite West construction business, providing both a source of profits and a competitive advantage to our construction business.

Granite East operates in the eastern portion of the United States with a focus on large, complex infrastructure projects including major highways, large dams, mass transit facilities, bridges, pipelines, canals, tunnels, waterway locks and dams, and airport infrastructure.  Granite East construction contracts are typically greater than two years in durations. Additionally, we purchase, develop and sell real estate through our Granite Land Company subsidiary (“GLC”), which also provides real estate services for other Granite operations.  GLC’s portfolio of projects includes both commercial and residential development and is geographically diversified throughout the West and Texas.

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

Results of Operations

Comparative Financial Summary	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Revenue	$770,876	$812,037	$1,258,536	$1,308,005
Gross profit	127,634	93,110	175,670	133,345
General and administrative expenses	65,130	48,935	119,467	97,191
Gain on sales of property and equipment	4,346	4,049	5,059	8,287
Operating income	66,850	48,224	61,262	44,441
Net income	43,846	33,289	41,597	31,867

Our results of operations for the three and six months ended June 30, 2007 reflect strong results from Granite West which realized increases in revenue and gross margins.  These higher results were partially offset by a reduction in construction materials sales due to a slow down in the residential markets.  Granite East saw improved performance for the three and six months ended June 30, 2007 compared to the same periods in 2006 due to a significant decrease in the amount of negative forecast adjustments.  Operating results for the three months and six months ended June 30, 2007 also reflect a decrease in the contribution from GLC due to fewer real estate project sales as well as an increase in general and administrative expense due primarily to costs incurred to support our growth strategy and higher variable compensation resulting from improved profitability.  Additionally, our net income for the three months ended June 30, 2007 reflected a decrease in non-operating income of approximately $3.7 million in the second quarter of 2006 due primarily to the sale of gold, which is a by-product of one of our aggregate mining operations and held for investment.

Total Revenue	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue by Division:
Granite West	$542,447	70.4	$485,558	59.8	$840,541	66.8	$745,389	57.0
Granite East	218,028	28.3	292,830	36.1	402,677	32.0	528,937	40.4
Granite Land	10,401	1.3	33,649	4.1	15,318	1.2	33,679	2.6
Total	$770,876	100.0	$812,037	100.0	$1,258,536	100.0	$1,308,005	100.0

Granite West Revenue	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
California:
Public sector	$181,884	61.1	$132,486	47.7	$275,545	57.6	$204,759	46.8
Private sector	54,483	18.3	73,922	26.6	96,240	20.1	121,001	27.6
Material sales	61,134	20.6	71,336	25.7	106,275	22.3	111,940	25.6
Total	$297,501	100.0	$277,744	100.0	$478,060	100.0	$437,700	100.0
Granite West (excluding California):
Public sector	$148,789	60.7	$134,321	64.6	$212,890	58.7	$183,978	59.8
Private sector	57,200	23.4	36,278	17.5	89,664	24.7	65,570	21.3
Material sales	38,957	15.9	37,215	17.9	59,927	16.6	58,141	18.9
Total	$244,946	100.0	$207,814	100.0	$362,481	100.0	$307,689	100.0
Total Granite West Revenue:
Public sector	$330,673	61.0	$266,807	54.9	$488,435	58.1	$388,737	52.2
Private sector	111,683	20.6	110,200	22.7	185,904	22.1	186,571	25.0
Material sales	100,091	18.4	108,551	22.4	166,202	19.8	170,081	22.8
Total	$542,447	100.0	$485,558	100.0	$840,541	100.0	$745,389	100.0
Revenue by Contract Type:
Fixed unit price	$266,320	49.1	$244,573	50.4	$412,217	49.0	$366,833	49.2
Fixed price, including design/build	163,627	30.2	119,743	24.7	233,619	27.8	187,178	25.1
Other	12,409	2.3	12,691	2.6	28,503	3.4	21,297	2.9
Material Sales	100,091	18.4	108,551	22.3	166,202	19.8	170,081	22.8
Total	$542,447	100.0	$485,558	100.0	$840,541	100.0	$745,389	100.0

Granite West Revenue: Revenue from  Granite West for the three and six months ended June 30, 2007 increased by $56.9 million, or 11.7%, and $95.2 million, or 12.8%, respectively, over the corresponding 2006 periods. The increased revenue was driven by higher backlog in the public sector at the beginning of 2007 from higher state funding as well as the contribution of our newly acquired operations in Washington.   These increases were partially offset by a slow down in residential development opportunities that have impacted both private sector work and the volume of material sales.

Granite East Revenue	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue by Geographic Area:
Midwest	$26,594	12.2	$19,162	6.5	$42,753	10.6	$29,041	5.5
Northeast	57,270	26.3	75,575	25.8	98,252	24.4	140,658	26.6
South	36,448	16.7	66,305	22.6	72,265	17.9	113,926	21.5
Southeast	79,688	36.5	70,980	24.2	158,357	39.3	126,100	23.8
West	18,028	8.3	60,808	20.9	31,050	7.8	119,212	22.6
Total	$218,028	100.0	$292,830	100.0	$402,677	100.0	$528,937	100.0
Revenue by Market Sector:
Public sector	$215,111	98.7	$287,252	98.1	$396,178	98.4	$518,283	98.0
Private sector	2,917	1.3	5,578	1.9	6,499	1.6	10,554	2.0
Material sales	-	-	-	-	-	-	100	-
Total	$218,028	100.0	$292,830	100.0	$402,677	100.0	$528,937	100.0
Revenue by Contract Type:
Fixed unit price	$39,365	18.1	$71,257	24.3	$72,732	18.1	$139,687	26.4
Fixed price, including design/build	178,663	81.9	221,573	75.7	329,945	81.9	389,131	73.6
Other	-	-	-	-	-	-	119	-
Total	$218,028	100.0	$292,830	100.0	$402,677	100.0	$528,937	100.0

Granite East Revenue: Revenue from Granite East for the three and six months ended June 30, 2007 decreased by $74.8 million, or 25.5%, and $126.3 million, or 23.9%, respectively, over the corresponding 2006 periods. The decreases were mainly due lower backlog at the beginning of 2007 compared with the beginning of 2006.  Geographically, the largest decreases were experienced in the West and the South.  Under the realignment, Granite East retained certain projects in the West that were nearing completion and the decrease in revenue in the West reflects progress on those projects over time.  In the South, the decreases were due primarily to certain large projects in Texas nearing completion. Increases in the Southeast resulted from revenue contributions from a large design/build project in Mississippi that was awarded in February 2006.  The percent of our revenue from fixed price contracts increased in 2007 due primarily to the growth in design/build projects in our backlog.

Granite Land Company Revenue: Revenue from GLC for the three and six months ended June 30, 2007 decreased by $23.2 million, or 69.1%, and $18.4 million, or 54.5%, respectively, over the corresponding 2006 periods. GLC’s revenue is dependent on the timing of a low volume of real estate sales transactions, which can cause variability in the timing of revenue and profit recognition.

Total Backlog	June 30, 2007		March 31, 2007		June 30, 2006
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Backlog by Division:
Granite West	$986,316	39.4	$955,770	38.3	$1,243,333	49.9
Granite East	1,516,785	60.6	1,542,700	61.7	1,249,533	50.1
Total	$2,503,101	100.0	$2,498,470	100.0	$2,492,866	100.0

Granite West Backlog	June 30, 2007		March 31, 2007		June 30, 2006
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
California:
Public sector	$301,159	74.2	$377,289	81.9	$370,513	70.7
Private sector	104,888	25.8	83,642	18.1	153,735	29.3
Total	$406,047	100.0	$460,931	100.0	$524,248	100.0
Granite West (excluding California):
Public sector	$526,786	90.8	$423,449	85.6	$603,366	83.9
Private sector	53,483	9.2	71,390	14.4	115,719	16.1
Total	$580,269	100.0	$494,839	100.0	$719,085	100.0
Total Granite West backlog:
Public sector	$827,945	83.9	$800,738	83.8	$973,879	78.3
Private sector	158,371	16.1	155,032	16.2	269,454	21.7
Total	$986,316	100.0	$955,770	100.0	$1,243,333	100.0
Backlog by Contract Type:
Fixed unit price	$489,703	49.6	$510,392	53.4	$606,243	48.8
Fixed price including design/build	484,029	49.1	430,257	45.0	618,457	49.7
Other	12,584	1.3	15,121	1.6	18,633	1.5
Total	$986,316	100.0	$955,770	100.0	$1,243,333	100.0

Granite West Backlog: Granite West backlog of $986.3 million at June 30, 2007 was $30.5 million, or 3.2%, higher than at March 31, 2007 and $257.0 million, or 20.7%, lower than at June 30, 2006. Additions to Granite West backlog in the second quarter of 2007 included the awards of a $30.0 million interchange project in Alaska, a $19.9 million airport project in Nevada and a $19.4 million flood control project in Arizona.  The lower backlog at June 30, 2007 compared with June 30, 2006 is primarily due to fewer residential development opportunities which directly impacts private sector backlog and indirectly impacts public sector backlog due to a resulting increase in the competition for public work.  Additionally, anticipated public spending increases in California as a result of the transportation-related ballot measures passed last year by California voters have been slow to result in increased bidding opportunities (see “Outlook”).   Granite West backlog includes $199.1 million, $195.5 million and $264.9 million of backlog at June 30, 2007, March 31, 2007 and June 30, 2006, respectively, transferred from our former Heavy Construction Division related to our realignment.

Granite East Backlog	June 30, 2007		March 31, 2007		June 30, 2006
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Backlog by Geographic Area:
Midwest	$380,190	25.1	$406,782	26.4	$17,134	1.4
Northeast	173,562	11.4	195,879	12.7	312,105	25.0
South	188,681	12.4	180,426	11.7	321,562	25.7
Southeast	743,054	49.0	710,822	46.1	463,212	37.1
West	31,298	2.1	48,791	3.1	135,520	10.8
Total	$1,516,785	100.0	$1,542,700	100.0	$1,249,533	100.0
Backlog by Market Sector:
Public sector	$1,487,534	98.1	$1,510,984	97.9	$1,201,142	96.1
Private sector	29,251	1.9	31,716	2.1	48,391	3.9
Total	$1,516,785	100.0	$1,542,700	100.0	$1,249,533	100.0
Backlog by Contract Type:
Fixed unit price	$114,545	7.6	$144,031	9.3	$266,784	21.4
Fixed price including design/build	1,402,240	92.4	1,398,669	90.7	982,749	78.6
Total	$1,516,785	100.0	$1,542,700	100.0	$1,249,533	100.0

Granite East Backlog: Granite East backlog of $1.5 billion at June 30, 2007 was $25.9 million, or 1.7%, lower than at March 31, 2007, and $267.3 million, or 21.4%, higher than at June 30, 2006.  Additions to Granite East backlog in the second quarter of 2007 included the awards of a $92.6 million highway construction project in Florida and a $37.3 million highway construction project in Texas.  Additionally, Granite East backlog includes approximately $47.6 million related to our 20% share of a joint venture project to construct a transportation hub at the World Trade Center in New York. We currently expect that the total revenue on this contract could exceed $1.5 billion of which our share could exceed $300.0 million.  Included in Granite East Backlog at June 30, 2007 is approximately $17.4 million from a federal government project for which the funding has not yet been fully allocated. Granite East backlog excludes $199.1 million, $195.5 million and $264.9 million of backlog at June 30, 2007, March 31, 2007 and June 30, 2006, respectively, transferred to our former Branch Division related to our realignment.

Gross Profit	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Granite West	$109,409	$86,886	$161,738	$130,495
Percent of division revenue	20.2%	17.9%	19.2%	17.5%
Granite East	$14,411	$(11,242)	$6,403	$(14,200)
Percent of division revenue	6.6%	(3.8)%	1.6%	(2.7)%
Granite Land	$3,964	$17,239	$7,519	$16,844
Percent of division revenue	38.1%	51.2%	49.1%	50.0%
Other gross profit	(150)	$227	10	$206
Total gross profit	$127,634	$93,110	$175,670	$133,345
Percent of total revenue	16.6%	11.5%	14.0%	10.2%

Gross Profit: We recognize revenue only equal to cost, deferring profit recognition, until a project reaches 25% completion. In certain cases, such as large complex design/build projects, we may continue to defer profit recognition beyond the point of 25% completion until such time as we believe we have enough information to make a reasonably dependable estimate of contract revenue and cost. Because we have a large number of projects at various stages of completion in Granite West, this policy generally has a lesser impact on Granite West gross profit on a quarterly or annual basis. However, Granite East has fewer projects in process at any given time and the average size of those projects tend to be much larger than the Granite West  projects.  As a result, Granite East gross profit as a percent of revenue can vary significantly in periods where one or several very large projects reach the point of profit recognition and the deferred profit is recognized or conversely, in periods where backlog is growing rapidly and a higher percentage of projects are in their early stages with no associated gross margin recognition.  Revenue from jobs with deferred contract profit is as follows:

Revenue from Contracts with Deferred Profit	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Granite West	$19,988	$55,868	$22,723	$72,200
Granite East	36,179	41,940	55,193	60,015
Total revenue from contracts with deferred profit	$56,167	$97,808	$77,916	$132,215

Additionally, we do not recognize revenue from contract claims until we have a signed settlement agreement and payment is assured, and we do not recognize revenue from contract change orders until the contract owner has agreed to the change order in writing. However, we do recognize the costs related to any contract claims or pending change orders when they are incurred. As a result, our gross profit as a percent of revenue can vary during periods when a large volume of change orders or contract claims are pending resolution (reducing gross profit percent) or, conversely, during periods where large change orders or contract claims are agreed to or settled (increasing gross profit percent). Although this variability can occur in both Granite West and Granite East, it is more pronounced in Granite East because of the larger size and complexity of its projects.

Granite West gross profit as a percent of revenue for the three and six months ended June 30, 2007 increased to 20.2% and 19.2%, respectively, from 17.9% and 17.5% for the three and six months ended June 30, 2006, respectively.  The increase in 2007 is attributable to higher construction project profit margins due to our ability to capitalize on the strong demand for our construction services for work added to our backlog at the end of 2006 and beginning of 2007.  Additionally, during the three and six months ended June 30, 2007, Granite West recognized an increase in gross profit of $9.0 million and $13.9 million, respectively, from the net effects of changes in the estimates of the project profitability.  This compares with a net increase in gross profit of $0.5 million and $8.3 million during the three and six months ended June 30, 2006, respectively.  The increased Granite West profitability estimates during the three months ended June 30, 2007 were due primarily to the settlement of outstanding issues with contract owners, higher productivity than originally estimated and the resolution of certain project uncertainties.   Two projects accounted for approximately $3.3 million of the $9.0 million increase during the three months ended June 30, 2007.

Granite East gross profit as a percent of revenue for the three and six months ended June 30, 2007 increased to 6.6% and 1.6%, respectively, from a gross loss as a percent of revenue of 3.8% and 2.7% for the three and six months ended June 30, 2006, respectively. The improved gross profit margins in the 2007 periods were driven by a significantly lower impact from negative project forecast estimate changes.   The net impact of project forecast estimate changes for the three and six months ended June 30, 2007 was an increase in gross profit of approximately $2.3 million and a decrease in gross profit of approximately $13.2 million, respectively. The net impact of such estimate changes for the three and six months ended June 30, 2006 was a decrease in gross profit of approximately $27.1 million and $40.6 million, respectively (see Note 3 of the “Notes to the Condensed Consolidated Financial Statements”).

Granite Land Company gross profit as a percent of revenue for the three and six months ended June 30, 2007 decreased to 38.1% and 49.1%, respectively, from 51.2% and 50.0% for the three and six months ended June 30, 2006, respectively.

Large Project Revenue (>$50.0 million contract value)	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Granite West	$50,005	$47,194	$80,771	$70,873
Number of active projects	6	6	6	6
Granite East	$204,063	$263,714	$389,326	$469,369
Number of active projects	36	40	39	43
Total	$254,068	$310,908	$470,097	$540,242
Number of active projects	42	46	45	49

Revenue from projects over $50 million for the three and six months ended June 30, 2007 decreased by $56.8 million, or 18.3%, and $70.1 million, or 13.0%, respectively, over the corresponding 2006 periods.

Large Project Backlog (>$50.0 million contract value)
(in thousands)	June 30, 2007	June 30, 2006
Granite West	$240,703	$417,693
Number of active projects	5	6
Granite East	$1,465,167	$1,166,769
Number of active projects	33	35
Total	$1,705,870	$1,584,462
Number of active projects	38	41

Backlog at June 30, 2007 on projects over $50.0 million by expected profitability is as follows:

(in thousands)	Number of Active Projects	Average Percent Complete	Backlog Amount	Percent of Large Project Backlog
Projects with forecasted loss
Granite West	1	33%	$86,900	5.1%
Granite East	11	74%	178,133	10.4%
Total	12	61%	$265,033	15.5%
Projects with forecasted profit
Granite West	4	50%	$153,803	9.0%
Granite East	22	19%	1,287,034	75.5%
Total	26	22%	$1,440,837	84.5%

Backlog on projects over $50.0 million was $1.7 billion at June 30, 2007, an increase of $121.4 million, or 7.7%, over such backlog at June 30, 2006.  The increase was primarily due to the awards of a $420.0 million design/build consolidated joint venture highway reconstruction project in St. Louis, Missouri during the fourth quarter of 2006 and a $463.9 million consolidated joint venture highway construction project in Maryland during the first quarter of 2007.  This increase was partially offset by other projects in both divisions progressing towards completion.

General and Administrative Expenses	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Salaries and related expenses	$32,208	$25,435	$66,366	$55,328
Incentive compensation, discretionary profit sharing and other variable compensation	12,644	8,634	16,690	11,581
Other general and administrative expenses	20,278	14,866	36,411	30,282
Total	$65,130	$48,935	$119,467	$97,191
Percent of revenue	8.4%	6.0%	9.5%	7.4%

General and Administrative Expenses: Salaries and related expenses in the three and six months ended June 30, 2007 increased $6.8 million, or 26.6%, and $11.0 million, or 20.0%, over the comparable periods in 2006 due primarily to increased personnel and associated costs to support our growth strategy - particularly in Granite West.  Incentive compensation, discretionary profit sharing and other variable compensation increased due to higher income and greater participation in our incentive compensation plans in the 2007 periods.  Other general and administrative expenses for the three and six months ended June 30, 2007 reflects an increase related to higher reserves for doubtful accounts of approximately $1.5 million, compared with the 2006 periods. Other general and administrative expenses include information technology, occupancy, office supplies, depreciation, travel and entertainment, outside services, marketing, training and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses.

Gain on Sales of Property and Equipment	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Gain on sales of property and equipment	$4,346	$4,049	$5,059	$8,287

Gain on Sales of Property and Equipment: Gain on sales of property and equipment was lower in the six months ended June 30, 2007 as compared with the six months ended June 30, 2006 due to the sale of a rental property recognized in the first quarter of 2006 of approximately $2.3 million.

Other Income (Expense)	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Interest income	$6,439	$4,944	$13,282	$9,677
Interest expense	(2,028)	(1,391)	(3,114)	(2,786)
Equity in (loss) income of affiliates	(29)	828	322	751
Other, net	(433)	3,314	(666)	2,708
Total	$3,949	$7,695	$9,824	$10,350

Other Income (Expense): Interest income increased in both the three and six months ended June 30, 2007, compared with the corresponding periods in 2006, due to a higher average yield on higher balances of interest bearing investments.  Interest expense increased in both the three and six month ended June 30, 2007, compared with the corresponding periods in 2006, due to an increase in debt outstanding under our revolving line of credit.  Other (net) in the 2006 quarter included approximately $3.2 million recognized on the sale of gold which is produced as a by-product of one of our aggregate mining operations and held for investment.

Provision for Income Taxes	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Provision for income taxes (in thousands)	$22,154	$17,045	$22,243	$16,272
Effective tax rate	31.3%	30.5%	31.3%	29.7%

Provision for Income Taxes: Our effective tax rate increased to 31.3% for both the three and six months ended June 30, 2007 from 30.5% and 29.7%, respectively, for the corresponding periods in 2006. The increased effective tax rate is due primarily to lower estimated income from our minority partners’ share of income in our consolidated construction joint ventures which are not subject to income taxes on a stand-alone basis.

Minority Interest in Consolidated Subsidiaries	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Minority interest in consolidated subsidiaries	$(4,799)	$(5,585)	$(7,246)	$(6,652)

Minority Interest in Consolidated Subsidiaries: Our minority interest in consolidated subsidiaries represents the minority owners’ share of the income or loss of our consolidated subsidiaries, primarily Wilder Construction Company, certain real estate development entities and various consolidated construction joint ventures.

Two of our joint venture projects are currently forecast at a loss and will require additional capital contributions from our minority partners if the forecasts do not improve.  Our joint venture agreements require that such capital contributions be made if needed.  Based on our most recent assessment of our partners’ financial condition, we currently believe that one of our partners does not have the ability to contribute all of the additional capital that will be needed if the project forecast does not improve.  Included in minority interest in our consolidated statement of income for the three and six months ended June 30, 2007, is expense related to the potentially uncollectible partner balance of approximately $1.8 million and $4.4 million, respectively.  The remaining minority interest balance related to these loss projects of $7.2 million at June 30, 2007 has been included in other long-term assets in our condensed consolidated balance sheet.

Outlook

We are encouraged by the strength of our business and the opportunities ahead for both our Granite East and Granite West operating divisions.  We continue to focus our efforts on the organizational and strategic realignment of our business and are pleased with the progress we have made thus far.

Granite West started the first half of the year with excellent results and our outlook for the remainder of the year is positive. However, there has been an increase in competition for public sector projects in California which may affect Granite West’s ability to meet or exceed last year’s record operating performance. While the Company did not anticipate that the projects funded by the ballot measures approved by California voters last November would have a significant impact on bottom line results in 2007, the delay in project lettings, coupled with the slowdown in the private sector market, is creating a more competitive public sector bidding environment in California than was experienced last year.

The ownership of aggregate materials is both a valuable resource for our core construction business, as well as a strategic and profitable retail business.  Although our construction materials business remains healthy, it has slowed down from a year ago as a result of a slowdown in residential housing starts.  Our strategic growth plan is to invest significantly in this business by acquiring additional aggregate reserves, “green fielding” new facilities and expanding our existing operations.

In terms of the private sector, we are anticipating that the demand for residential development work will continue to be slow for the foreseeable future. To help offset this decline, we are targeting other private sector opportunities related to commercial and industrial site development projects.

As we stated above, while we are seeing a delay in some of the projects related to the California bond measures, we continue to be very optimistic regarding the opportunities that the state’s transportation program will provide over the next ten years. Our branches are concentrating significant effort on building capacity, in terms of people, equipment and construction materials to take full advantage of those opportunities.

Our outlook for Granite East and our Large Project business east of the Rockies is improving.  Our portfolio of projects now consists mostly of work which we believe has the potential to contribute improved gross margins.  We have diligently worked through the problem projects in our backlog, learned from our experiences, and instituted considerable change - from our realignment and project selection, to risk analysis and project staffing.  In addition, the current high market demand is providing us the opportunity to capture higher risk adjusted margins, especially on design/build contracts.  Given this outlook, we believe Granite East should achieve breakeven operating results in 2007.

With regard to raw materials costs, we are subject to energy and petroleum related price volatility as it relates to our use of diesel fuel for our rolling stock equipment, natural gas, propane and diesel fuel to heat our hot-mix asphalt plants, as well as liquid asphalt for production of asphaltic concrete. We manage our exposure to these price changes by monitoring the fluctuation of these commodities and pricing them into our projects and contracts accordingly. Some of our contracts include clauses for liquid asphalt and fuel escalation and de-escalation that provide protection in the event that oil product prices change significantly. Although we are exposed to price spikes in projects that do not include such clauses, this potential impact can be reversed when prices come down.

Liquidity and Capital Resources

	Six Months Ended June 30,
(in thousands)	2007	2006
Cash and cash equivalents excluding consolidated joint ventures	$119,218	$172,768
Consolidated joint venture cash and cash equivalents	127,060	132,208
Total consolidated cash and cash equivalents	$246,278	$304,976
Net cash provided by (used in):
Operating activities	$73,212	$208,053
Investing activities	(107,136)	(71,162)
Financing activities	75,309	(31,796)
Capital expenditures	62,265	68,419
Working capital	339,016	331,352

Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. We expect the principal use of funds for the foreseeable future will be for capital expenditures, working capital, debt service, acquisitions and other investments. We have budgeted $110.0 million for capital expenditures in 2007, which includes amounts for construction equipment, aggregate and asphalt plants, buildings, leasehold improvements and the purchase of land and aggregate reserves.

Our cash and cash equivalents and short-term and long-term marketable securities totaled $406.1 million at June 30, 2007 and included $127.1 million of cash from our consolidated construction joint ventures. This joint venture cash is for the working capital needs of each joint venture’s project. The decision to distribute cash must generally be made jointly by all of the partners. We believe that our current cash and cash equivalents, short-term investments, cash generated from operations and amounts available under our existing credit facilities will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations through the next twelve months and beyond. If we experience a significant change in our business, such as the execution of a significant acquisition, we would likely need to acquire additional sources of financing, which may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements.

Cash provided by operating activities of $73.2 million for the six months ended June 30, 2007 represents a $134.8 million decrease from the amount provided by operating activities during the same period in 2006. Contributing to this decrease was a decrease in net billings in excess of costs and estimated earnings during the 2007 period due primarily to progress on the projects that had received large mobilization payments in the prior year.

Cash used in investing activities of $107.1 million for the six months ended June 30, 2007 represents a $36.0 million increase from the amount used in the same period in 2006 due primarily to the acquisition of certain assets of two businesses (see Note 14 of the “Notes to the Condensed Consolidated Financial Statements”).  This was partially offset by an increase in the net maturities of marketable securities.

Cash provided by financing activities was $75.3 million for the six months ended June 30, 2007, a change of $107.1 million from the same period in 2006, which was due primarily to $75.0 million borrowed under our bank revolving line of credit in 2007 which is due on June 24, 2011 as well as increased net contributions from our minority partners.

We had standby letters of credit totaling approximately $4.7 million outstanding at June 30, 2007, which will expire between February 2008 and October 2008.  We are generally required by the beneficiaries of these letters of credit to replace them upon expiration.  Additionally, we typically are required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts.  At June 30, 2007, approximately $2.4 billion of our backlog was bonded and performance bonds totaling approximately $9.5 billion were outstanding. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds when each contract is accepted by the owner.  The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

We have a $150 million bank revolving line of credit, which allows for unsecured borrowings through June 24, 2011, with interest rate options.  Interest on outstanding borrowings under the revolving line of credit is at our choice of selected LIBOR rates plus a margin that is recalculated quarterly.  The margin was 0.6% at June 30, 2007. The unused and available portion of this line of credit was $70.6 million at June 30, 2007.  Additionally, our Wilder subsidiary has a bank revolving line of credit of $5.0 million from October 1 through March 31 and $15.0 million from April 1 through September 30 of each year that expires in June 2009. The unused and available portion of this line of credit was $4.0 million at June 30, 2007.

Restrictive covenants under the terms of our debt agreements require the maintenance of certain financial ratios and the maintenance of tangible net worth (as defined).  We were in compliance with these covenants at June 30, 2007.  Additionally, our Wilder subsidiary has restrictive covenants (on a Wilder stand-alone basis) under the terms of its debt agreements.  Wilder was in compliance with these covenants at June 30, 2007.  Failure to comply with these covenants could cause the amounts due under the debt agreements to become currently payable.

Except for the $75.0 million borrowing under our line of credit discussed above, there have been no material changes to the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

During the second quarter of 2007, we used $75.0 million of our revolving line of credit.  We had amounts outstanding under our line of credit of $75.0 million at June 30, 2007 which bear interest at six month LIBOR plus a margin of 0.6%.  The interest rate resets every six months and all amounts outstanding are due in June 2011.  At June 30, 2007 the note bore interest at 5.96%.  The estimated fair value of amounts payable under our revolving line of credit at June 30, 2007 reflects the principal amount of $75.0 million since the variable interest rate approximates the rate currently available to us for a loan with similar terms.  There was no other significant change in our exposure to market risk during the six months ended June 30, 2007.

Item 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective.

During the second quarter of 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Hiawatha Project DBE Issues

The Hiawatha Light Rail Transit (“HLRT”) project was performed by Minnesota Transit Constructors (“MnTC”), a joint venture that consisted of GCCO and other unrelated companies.  GCCO was the managing partner of the joint venture, with a 56.5% interest.  The Minnesota Department of Transportation (“MnDOT”) is the contracting agency for this federally funded project.  MnDOT and the U.S. Department of Transportation Office of Inspector General (“OIG”) each conducted a review of the Disadvantaged Business Enterprise (“DBE”) program maintained by MnTC for the HLRT project.  In addition, the U.S. Department of Justice (“USDOJ”) is conducting an investigation into compliance issues with respect to MnTC’s DBE Program for the HLRT project.  MnDOT and the OIG (collectively, the “Agencies”) have initially identified certain compliance issues in connection with MnTC’s DBE Program and, as a result, have determined that MnTC failed to meet the DBE utilization criteria as represented by MnTC.  There has been no formal administrative subpoena issued, nor has a civil complaint been filed in connection with the administrative reviews or the investigation.  MnTC is fully cooperating with the Agencies and, on July 2, 2007, presented its response to the initial determination of the Agencies as well as the investigation by the USDOJ to MnDOT.

I-494 Project DBE Issues

The I-494 project was performed by a joint venture (“JV”) that consisted of GCCO and other unrelated companies.  GCCO was the managing partner of the JV, with a 60% interest.  MnDOT is the contracting agency for this federally funded project.  MnDOT conducted a review of the DBE program maintained by the JV for the I-494 project.  MnDOT has initially identified certain compliance issues in connection with the JV’s DBE program, and as a result, has determined that the JV failed to meet the DBE utilization criteria as represented by the JV.  There has been no formal administrative subpoena issued, nor has a civil complaint been filed in connection with the administrative reviews or the investigation.  The JV is fully cooperating with MnDOT and will be provided an opportunity to informally present its response to MnDOT’s initial determinations.

US Highway 20 Project

GCCO and its majority-owned subsidiary, Wilder Construction Corporation, are the members of a joint venture known as Yaquina River Constructors (YRC) which is currently constructing a new road alignment of US Highway 20 near Eddyville, Oregon under contract with the Oregon Department of Transportation (ODOT).  The project involves constructing seven miles of new road through steep and forested terrain in the Coast Range Mountains.  During the fall and winter of 2006, extraordinary rain events produced runoff that overwhelmed erosion control measures installed at the project and resulted in discharges to surface water in alleged violations of the stormwater permit.  The Oregon Department of Environmental Quality issued a notice of violation and fine of $90,000 to ODOT for these alleged violations and has indicated that it also intends to take enforcement action against YRC.  The Oregon State Police and the U.S. Environmental Protection Agency are conducting a criminal investigation in connection with stormwater runoff from the project.  The JV is fully cooperating in the investigation, but does not know whether criminal charges, if any, will be brought or against whom.

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

Item 1A.    Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K. Information regarding risk factors appears in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year ended December 31, 2006.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2007, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended June 30, 2007:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs[2]	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
April 1, 2007 through April 30, 2007	6,970	$57.57	-	$22,787,537
May 1, 2007 through May 31, 2007	-	-	-	$22,787,537
June 1, 2007 through June 30, 2007	3,848	68.49	-	$22,787,537
	10,818	$61.45	-

[1]	The total number of shares purchased includes shares purchased in connection with employee tax withholding for shares granted under our 1999 Equity Incentive Plan.

[2]
On October 16, 2002, we publicly announced that our Board of Directors had authorized us to repurchase up to $25.0 million worth of shares of our Company’s common stock, exclusive of repurchases related to employee benefit plans, at management’s discretion.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of shareholders on May 21, 2007, the following members were elected to three-year terms on our Board of Directors:

	Votes
	Affirmative	Withhold
William G. Dorey	38,856,418	230,675
Rebecca A. McDonald	37,913,816	1,173,277
William H. Powell	38,839,813	247,280
Claes G. Bjork	38,838,333	248,760

The following proposals were approved at the annual meeting:

	Votes
	Affirmative	Against	Abstain
Proposal to amend Granite’s Bylaws to provide that in uncontested elections director nominees be elected by affirmative vote of the majority of vote cast at the annual meeting of shareholders.	37,873,626	1,091,084	122,383
Proposal to ratify the appointment by the Audit/Compliance Committee of PricewaterhouseCoopers LLP as Granite’s independent registered public accounting firm for the fiscal year ending December 31, 2007.	38,395,563	671,006	20,524

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

3.2	†	Amended Bylaws of Granite Construction Incorporated, effective May 21, 2007
31.1	†	Certification of Principal Executive Officer
31.2	†	Certification of Principal Financial Officer
32	††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	†	Filed herewith
	††	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date:	July 30, 2007	By:	/s/ William E. Barton
William E. Barton
Senior Vice President and Chief Financial Officer