Form 10-Q
period 2007-09-30
GRANITE CONSTRUCTION INC
filed 2007-11-01
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 19, 2007.

Class	Outstanding
Common Stock, $0.01 par value	41,916,706 shares

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (unaudited)

Granite Construction Incorporated CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited - in thousands, except share and per share data)
	September 30, 2007	December 31, 2006	September 30, 2006
Assets
Current assets
Cash and cash equivalents	$265,605	$204,893	$202,382
Short-term marketable securities	106,675	141,037	140,869
Accounts receivable, net	536,519	492,229	634,548
Costs and estimated earnings in excess of billings	24,489	15,797	31,199
Inventories	50,438	41,529	42,020
Real estate held for sale	57,296	55,888	50,141
Deferred income taxes	36,041	36,776	22,475
Equity in construction joint ventures	36,851	31,912	37,969
Other current assets	43,370	63,144	32,988
Total current assets	1,157,284	1,083,205	1,194,591
Property and equipment, net	487,000	429,966	422,212
Long-term marketable securities	61,308	48,948	45,759
Investments in affiliates	23,256	21,471	20,564
Other assets	78,119	49,248	63,656
Total assets	$1,806,967	$1,632,838	$1,746,782
Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$26,589	$28,660	$27,673
Accounts payable	261,379	257,612	322,537
Billings in excess of costs and estimated earnings	274,209	287,843	327,272
Accrued expenses and other current liabilities	209,894	189,328	183,968
Total current liabilities	772,071	763,443	861,450
Long-term debt	140,410	78,576	90,151
Other long-term liabilities	65,111	58,419	56,335
Deferred income taxes	19,788	22,324	37,325
Commitments and contingencies
Minority interest in consolidated subsidiaries	28,148	15,532	11,840
Shareholders’ equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	-	-	-
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding 41,916,706 shares as of September 30, 2007, 41,833,559 shares as of December 31, 2006 and 41,845,981 as of September 30, 2006	419	418	418
Additional paid-in capital	82,678	78,620	72,742
Retained earnings	694,557	612,875	614,141
Accumulated other comprehensive income	3,785	2,631	2,380
Total shareholders’ equity	781,439	694,544	689,681
Total liabilities and shareholders’ equity	$1,806,967	$1,632,838	$1,746,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited - in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue
Construction	$701,622	$807,384	$1,778,638	$1,911,529
Material sales	123,453	133,375	289,655	303,556
Real estate	21,238	913	36,556	34,592
Total revenue	846,313	941,672	2,104,849	2,249,677
Cost of revenue
Construction	601,880	736,839	1,543,960	1,762,217
Material sales	96,130	98,459	229,116	230,906
Real estate	11,666	442	19,466	17,277
Total cost of revenue	709,676	835,740	1,792,542	2,010,400
Gross profit	136,637	105,932	312,307	239,277
General and administrative expenses	63,666	58,560	183,133	155,751
Gain on sales of property and equipment	2,994	1,230	8,053	9,517
Operating income	75,965	48,602	137,227	93,043
Other income (expense)
Interest income	7,514	7,055	20,796	16,732
Interest expense	(1,884)	(1,319)	(4,998)	(4,105)
Equity in income of affiliates	4,037	770	4,359	1,521
Other, net	(391)	(8)	(1,057)	2,700
Total other income	9,276	6,498	19,100	16,848
Income before provision for income taxes and minority interest	85,241	55,100	156,327	109,891
Provision for income taxes	25,437	22,796	47,680	39,068
Income before minority interest	59,804	32,304	108,647	70,823
Minority interest in consolidated subsidiaries	(6,504)	13,421	(13,750)	6,769
Net income	$53,300	$45,725	$94,897	$77,592

Net income per share
Basic	$1.30	$1.12	$2.31	$1.90
Diluted	$1.28	$1.10	$2.28	$1.87

Weighted average shares of common stock
Basic	41,106	40,923	41,065	40,853
Diluted	41,640	41,546	41,587	41,434

Dividends per share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited - in thousands)
Nine Months Ended September 30,	2007	2006
Operating Activities
Net income	$94,897	$77,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	60,621	51,153
Provision for (benefit from) doubtful accounts	1,119	(840)
Gain on sales of property and equipment	(8,053)	(9,517)
Change in deferred income taxes	(11)	-
Stock-based compensation	4,600	5,762
Excess tax benefit on stock-based compensation	(3,042)	-
Common stock contributed to ESOP	-	1,995
Minority interest in consolidated subsidiaries	13,750	(6,769)
Equity in income of affiliates	(4,359)	(1,521)
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	(35,805)	(161,334)
Inventories	(4,794)	(8,859)
Real estate held for sale	(2,139)	(5,042)
Equity in construction joint ventures	(4,939)	(10,561)
Other assets	18,621	20,611
Accounts payable	3,742	89,730
Billings in excess of costs and estimated earnings, net	(22,326)	130,850
Accrued expenses and other liabilities	25,685	44,709
Net cash provided by operating activities	137,567	217,959
Investing Activities
Purchases of marketable securities	(126,464)	(147,229)
Maturities of marketable securities	140,225	69,024
Additions to property and equipment	(82,744)	(90,103)
Proceeds from sales of property and equipment	12,765	15,681
Acquisition of businesses	(76,313)	-
Contributions to affiliates	(3,772)	(6,600)
Distributions from affiliates	-	1,978
Collection of notes receivable	3,683	2,911
Other investing activities	(224)	(1,134)
Net cash used in investing activities	(132,844)	(155,472)
Financing Activities
Additions to long-term debt	111,634	51,074
Repayments of long-term debt	(49,376)	(75,990)
Dividends paid	(12,572)	(12,537)
Repurchases of common stock	(5,083)	(6,369)
Contributions from minority partners	30,436	5,909
Distributions to minority partners	(22,458)	(22,988)
Excess tax benefit on stock-based compensation	3,042	-
Other financing activities	366	915
Net cash provided by (used in) financing activities	55,989	(59,986)
Increase in cash and cash equivalents	60,712	2,501
Cash and cash equivalents at beginning of period	204,893	199,881
Cash and cash equivalents at end of period	$265,605	$202,382

Supplementary Information
Cash paid during the period for:
Interest	$3,623	$4,159
Income taxes	36,715	42,009
Non-cash investing and financing activity:
Restricted stock issued for services	10,809	9,639
Dividends accrued but not paid	4,192	4,185
Financed acquisition of assets	1,492	4,835
Debt repayments from sale of assets	9,237	13,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we”, “us”, “our” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2007 and 2006 and the results of our operations and cash flows for the periods presented. The December 31, 2006 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

In February 2007, we announced an organizational realignment of our business operations which is designed to accommodate growth of our vertically integrated Branch business in the West and improve profitability of our large, complex Heavy Construction Division (“HCD”) projects.  This realignment involves the reorganization of our operating divisions geographically into “Granite West” and  “Granite East.”  Granite West includes the operations of our former Branch Division as well as the western portion of our large project business that was formerly included in HCD. Granite West retains our successful decentralized operating structure, with each of its branch locations aligning under one of three operating groups: Northwest, Northern California and Southwest.  Granite East includes the eastern portion of our large project business that had been included in HCD and is aligned to focus on enhancing project management oversight and discipline from estimating through execution.  Granite East is operated out of three regional offices:  the Central Region, based in Dallas, Texas; the Southeast Region, based in Tampa, Florida; and the Northeast Region, based in Tarrytown, New York.

During the quarter ended June 30, 2007, we completed the reassignment of our large projects in the West from our former Heavy Construction Division to the new Granite West division (with the exception of a certain project that is nearing completion which remains with our Granite East division) and made substantial progress on other aspects of the realignment.  As a result, we began reporting Granite West and Granite East as new reportable segments effective with the quarter ended June 30, 2007.  Prior period results have been reclassified to conform to the new organizational structure (see Note 13).

2.	Recently Issued Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for our year beginning January 1, 2008. We are currently evaluating the impact of implementing SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for our year beginning January 1, 2008. We are currently evaluating the impact of implementing SFAS 159 on our consolidated financial statements.

3.	Change in Accounting Estimates:

Our gross profit in the three and nine months ended September 30, 2007 and 2006 includes the effects of significant changes in the estimates of the profitability of certain of our projects.

Granite East

The impact of significant changes in the estimates of the profitability on Granite East gross profit is summarized as follows:

Granite East Change in Accounting Estimates	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2007	2006	2007	2006
Reduction in gross profit	$(20.2)	$(56.0)	$(65.3)	$(104.2)
Increase in gross profit	11.6	16.1	43.5	23.7
Net reduction in gross profit	$(8.6)	$(39.9)	$(21.8)	$(80.5)
Number of projects with significant downward estimate changes*	3	10	10	16
Range of reduction in gross profit from each project**	$1.9 - 10.9	$1.3 - 22.2	$1.0 - 36.5	$1.0 - 26.5
Number of projects with significant upward estimate changes*	6	6	10	7
Range of increase in gross profit from each project**	$1.0 - 4.4	$1.0 - 8.3	$1.1 - 19.2	$1.0 - 7.2

* Significant is defined as a change with a net gross margin impact of $1.0 million or greater.
** The reduction in gross profit from each project is net of any increase in the respective periods.  The increase in gross profit from each project is net of any reduction in the respective periods.

During the three and nine months ended September 30, 2007, the estimate changes that reduced gross profit resulted from changes in productivity and quantity estimates based on experience gained in the quarter, costs from design issues and owner-directed changes. Two of the three Granite East projects with significant downward estimate changes during the three months ended September 30, 2007 also had significant downward estimate changes in 2006.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents additional information about the three Granite East projects with significant downward estimate changes for the three months ended September 30, 2007 (dollars in millions):

	Number of Projects	Total Contract Value	Gross Profit Reduction Impact	Backlog at September 30, 2007	Percent of Total Granite East Backlog at September 30, 2007
Highway project in California at 95% complete	1	$450	$10.9	$24	1.8%
Projects between 96% and 97% complete	2	280	5.7	10	0.7%
Total for projects with significant downward changes	3	$730	$16.6	$34	2.5%

The minority interest share of the net decrease in gross profit for the three and nine months ended September 30, 2007 and the three and nine months ended September 30, 2006 was approximately $1.6 million, $2.7 million, $15.1 million and $20.9 million, respectively. Two of our joint venture projects are currently forecast at a loss and will require additional capital contributions from our minority partners if the forecasts do not improve. Our joint venture agreements require that such capital contributions be made if needed. Based on our most recent assessment of our partners’ financial condition, we currently believe that one of our partners does not have the ability to contribute their full proportionate share of the additional capital that will be needed if the project forecast does not improve.  Included in minority interest in our condensed consolidated statements of income for the three and nine months ended September 30, 2007 is expense related to the potentially uncollectible partner balance of approximately $1.2 million and $5.6 million, respectively.  The remaining minority interest balance related to these loss projects of $5.8 million at September 30, 2007 has been included in other long-term assets in our condensed consolidated balance sheet.

Three of the six Granite East projects that generated significant increased gross profit from changes in estimates during the three months ended September 30, 2007 were complete or substantially complete at September 30, 2007, and the remaining three projects ranged between 68% and 89% complete.  The increased gross profit resulted from a combination of the settlement of certain revenue issues with the project owners and the resolution of other project uncertainties.   Three of the six projects that generated significant increased gross profit had experienced significant margin deterioration in prior periods.

Granite West

During the three and nine months ended September 30, 2007, Granite West recognized increases in gross profit from the net effects of changes in the estimates of project profitability of $5.7 million and $19.6 million, respectively. This compares with a decrease of $4.4 million and an increase of $3.9 million from the net effects of estimate changes during the three and nine months ended September 30, 2006, respectively.  The increased Granite West profitability estimates during the three months ended September 30, 2007 were due primarily to the settlement of outstanding issues with contract owners, higher productivity than originally estimated and the resolution of certain project uncertainties.

We currently have a highway project that was transferred to Granite West from HCD in connection with our realignment that involves construction of seven miles of highway in western Oregon.  The project includes construction of at least eight new structures over creeks, rivers and a railroad, as well as construction of several retaining walls, culverts and drainage improvements.  While clearing and excavating the site, numerous and massive historical landslides throughout the seven-mile project site were discovered. Some of these ancient landslides are at critical locations of the project, including under bridge abutments. At December 31, 2006, we had forecast this project at a loss of approximately $20.0 million, largely due to preliminary designs and estimates of cost associated with these geotechnical issues. During the quarter ended March 31, 2007, the geotechnical design was completed along with our analysis of the impact of these landslides on the project. As a result of this analysis, we have determined that the potential cost would be significantly higher than our earlier estimates and that the project would take approximately two years longer to complete than originally anticipated. After conferring with the Oregon Department of Transportation (“ODOT”) on the most cost effective way to deal with these differing site conditions, we requested that ODOT terminate the original contract.

After several months of negotiations, Granite and ODOT agreed in principle that, in lieu of terminating the contract, it is in the best interests of the parties to temporarily suspend work. This suspension is intended to allow time for both parties to jointly complete additional geotechnical site investigations and explore alternative, less expensive landslide mitigation solutions. We have suspended construction work on the project and will resume no earlier than May 2008. During the suspension period, a small management team will remain on the project to ensure that all required environmental protection measures are maintained.  No agreement has been reached regarding the responsibility for the landslide mitigation costs. Both parties have tentatively agreed to take the issue to the standing Dispute Review Board under the dispute resolution provisions of the contract. Upon resolution of this issue, and agreement on the final cost and schedule to complete the project, Granite will restart construction under a signed change order issued by ODOT. Because there is remaining uncertainty surrounding the ultimate determination of responsibility for the landslide mitigation costs we have not recorded any adjustments to our project forecast during the nine months ended September 30, 2007.

Resolution of Revenue Issues

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

4.	Inventories:

Inventories consist primarily of quarry products valued at the lower of average cost or market.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	Property and Equipment, Net:

(in thousands)	September 30, 2007	December 31, 2006	September 30, 2006
Land	$74,693	$56,797	$60,372
Quarry property	130,319	115,657	106,773
Buildings and leasehold improvements	75,971	69,972	71,140
Equipment and vehicles	847,629	804,370	792,327
Office equipment	28,819	26,006	23,983
Property and equipment	1,157,431	1,072,802	1,054,595
Less: accumulated depreciation, depletion and amortization	670,431	642,836	632,383
Property and equipment, net	$487,000	$429,966	$422,212

6.	Intangible Assets:

The following table indicates the allocation of goodwill by reportable segment which is included in other assets on our condensed consolidated balance sheets:

(in thousands)	September 30, 2007	December 31, 2006	September 30, 2006
Goodwill by segment:
Granite East	$-	$-	$18,011
Granite West	9,900	9,900	9,900
Total goodwill	$9,900	$9,900	$27,911

The following other intangible assets are included in other assets on our consolidated balance sheets (see also Note 14 “Acquisitions”):

	September 30, 2007
(in thousands)	Gross Value	Accumulated Amortization	Net Value
Amortized intangible assets:
Covenants not to compete	$1,661	$(308)	$1,353
Permits	36,362	(1,502)	34,860
Trade names	1,425	(921)	504
Other	1,712	(528)	1,184
Total amortized intangible assets	$41,160	$(3,259)	$37,901

	December 31, 2006
(in thousands)	Gross Value	Accumulated Amortization	Net Value
Amortized intangible assets:
Covenants not to compete	$161	$(109)	$52
Permits	2,000	(761)	1,239
Trade names	1,425	(768)	657
Other	603	(193)	410
Total amortized intangible assets	$4,189	$(1,831)	$2,358

	September 30, 2006
(in thousands)	Gross Value	Accumulated Amortization	Net Value
Amortized intangible assets:
Covenants not to compete	$161	$(102)	$59
Permits	2,000	(728)	1,272
Trade names	1,425	(717)	708
Other	603	(142)	461
Total amortized intangible assets	$4,189	$(1,689)	$2,500

Amortization expense related to intangible assets was approximately $633,000 and $1,428,000 for the three and nine months ended September 30, 2007, respectively, and approximately $236,000 and $426,000 for the three and nine months ended September 30, 2006, respectively. Amortization expense expected to be recorded in the future is as follows: $0.7 million for the balance of 2007, $3.0 million in 2008, $2.7 million in 2009, $2.2 million in 2010, $2.0 million in 2011 and $27.3 million thereafter.

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

We have determined that certain of these joint ventures are variable interest entities as defined by FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” Accordingly, we have consolidated those joint ventures where we have determined that we are the primary beneficiary. At September 30, 2007, the joint ventures we have consolidated were engaged in construction projects with total contract values ranging from $126.7 million to $463.9 million. Our proportionate share of the consolidated joint ventures ranges from 52.5% to 99.0%.

Consistent with Emerging Issues Task Force Issue 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures,” we account for our share of the operations of construction joint ventures in which we have determined we are not the primary beneficiary on a pro rata basis in the consolidated statements of operations and as a single line item in the consolidated balance sheets. At September 30, 2007, the joint ventures in which we hold a significant interest but are not the primary beneficiary were engaged in construction projects with total contract values ranging from $94.7 million to $577.0 million. Our proportionate share of these joint ventures ranges from 20.0% to 40.0%.

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

Although our agreements with our joint venture partners for both construction joint ventures and line item joint ventures provide that each party will assume and pay its share of any losses resulting from a project, if one of our partners is unable to pay its share, we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under our joint venture arrangements beyond our proportionate share include a partner’s inability to contribute additional funds to the venture in the event the project incurs a loss, or additional costs that we could incur should a partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. At September 30, 2007, approximately $750.0 million of work representing our partners’ share of unconsolidated and line item joint venture contracts in progress had yet to be completed.

8.	Real Estate:

We participate in real estate partnerships through our Granite Land Company subsidiary. Generally, each partnership is formed to accomplish a specific real estate development project. We have determined that certain of these partnerships are variable interest entities as defined by FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” Accordingly, we have consolidated those partnerships for which we have determined that we are the primary beneficiary. At September 30, 2007, the partnerships we have consolidated were engaged in development projects with total assets ranging from approximately $0.3 million to $26.7 million. At September 30, 2007, approximately $57.3 million was classified as real estate held for sale on our condensed consolidated balance sheet and of that balance approximately $55.2 million was pledged as collateral for the obligations of consolidated real estate partnerships. Our proportionate share of the results of these partnerships varies depending on the ultimate profitability of the partnerships.

Included in the $57.3 million balance of real estate held for sale at September 30, 2007 is approximately $43.9 million related to residential housing projects.  These residential housing projects include approximately $7.0 million for a housing project in central California, which is an area that has been particularly impacted by the slowing demand for new housing construction.  During the quarter ended September 30, 2007, as a result of market conditions, we assessed whether this asset was impaired and determined that it was not impaired.  However, given the current uncertainties in the California housing market, there is no assurance that future events will not adversely affect recoverability that could result in impairment.

We account for our share of the operations of real estate partnerships in which we have determined we are not the primary beneficiary in “investments in affiliates” in our consolidated balance sheets and in “equity in income of affiliates” in our consolidated statements of income. At September 30, 2007, the partnerships in which we hold a significant interest but are not the primary beneficiary were engaged in development projects with total assets ranging from approximately $5.8 million to $41.2 million. Total liabilities of real estate partnerships in which we are not the primary beneficiary were approximately $64.1 million at September 30, 2007. Our proportionate share of the results of these partnerships varies depending on the ultimate profitability of the partnerships.

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	Weighted Average Shares Outstanding:

A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income per share in the accompanying condensed consolidated statements of income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Weighted average shares outstanding:
Weighted average common stock outstanding	41,939	41,840	41,906	41,789
Less: weighted average restricted stock outstanding	833	917	841	936
Total basic weighted average shares outstanding	41,106	40,923	41,065	40,853
Diluted weighted average shares outstanding:
Basic weighted average shares outstanding	41,106	40,923	41,065	40,853
Effect of dilutive securities:
Common stock options and units	45	46	45	46
Restricted stock	489	577	477	535
Total diluted weighted average shares outstanding	41,640	41,546	41,587	41,434

Restricted stock, representing approximately 59,000 shares for the nine months ended September 30, 2007 and approximately 154,000 shares and 169,000 shares for the three and nine months ended September 30, 2006, respectively, has been excluded from the calculation of diluted net income per share because its effect is anti-dilutive.

10.	Comprehensive Income:

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Net income	$53,300	$45,725	$94,897	$77,592
Other comprehensive income (loss):
Changes in net unrealized gains on investments	(41)	557	1,154	778
Total comprehensive income	$53,259	$46,282	$96,051	$78,370

11.	Income Taxes:

Uncertain tax positions:  We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes − an Interpretation of FASB Statement 109” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized an increase in the liability for uncertain tax positions of approximately $4.8 million, of which approximately $0.6 million is accounted for as a decrease in the January 1, 2007 balance of retained earnings. Including the cumulative increase at the beginning of 2007, we had approximately $4.7 million of total gross unrecognized tax benefits at September 30, 2007. There were no unrecognized tax benefits that would impact the effective tax rate in any future period at either January 1, 2007 or September 30, 2007 and we do not believe it is reasonably possible that the total amounts of our liability for uncertain tax positions will significantly increase or decrease within twelve months of September 30, 2007.

We file income tax returns in the U.S. federal and various state and local jurisdictions. We are not currently under examination by federal, state or local taxing authorities for any open tax years. The tax years 2002 through 2006 remain open to examination by the major taxing authorities to which we are subject. We record interest related to uncertain tax positions as interest and any penalties are recorded as other expense in our statement of operations. As of September 30, 2007 we estimated interest of approximately $2.5 million which was included in our liability for uncertain tax positions.

Provision for income taxes:  Our effective tax rate decreased to 29.8% and 30.5% for the three and nine months ended September 30, 2007 from 41.4% and 35.6%, respectively, for the corresponding periods in 2006. The decreased effective tax rate is due primarily to higher estimates of our minority partners’ share of income in our consolidated construction joint ventures which are not subject to income taxes on a stand-alone basis.

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

Hiawatha Project DBE Issues

The Hiawatha Light Rail Transit (“HLRT”) project was performed by Minnesota Transit Constructors (“MnTC”), a joint venture that consisted of GCCO and other unrelated companies.  GCCO was the managing partner of the joint venture, with a 56.5% interest.  The Minnesota Department of Transportation (“MnDOT”) is the contracting agency for this federally funded project.  MnDOT and the U.S. Department of Transportation Office of Inspector General (“OIG”) each conducted a review of the Disadvantaged Business enterprise (“DBE”) program maintained by MnTC for the HLRT project.  In addition, the U.S. Department of Justice (“USDOJ”) is conducting an investigation into compliance issues with respect to MnTC’s DBE Program for the HLRT project.  MnDOT and the OIG (collectively, the “Agencies”) have initially identified certain compliance issues in connection with MnTC’s DBE Program and, as a result, have determined that MnTC failed to meet the DBE utilization criteria as represented by MnTC.  Although there has been no formal administrative subpoena issued, nor has a civil complaint been filed in connection with the administrative reviews or the investigation, MnDOT has proposed a monetary sanction of $4.3 million against MnTC and specified DBE training for MnTC personnel as a condition of future bidding on MnDOT work.  MnTC is fully cooperating with the Agencies and the USDOJ and, on July 2, 2007, presented its response to the initial determination of the Agencies as well as the investigation by the USDOJ to MnDOT and the USDOJ.  We have yet to receive a response from the Agencies or the USDOJ.  Therefore, we cannot reasonably estimate the amount of any monetary sanction or what, if any, other sanction conditions might ultimately be imposed.

I-494 Project DBE Issues

The I-494 project was performed by a joint venture (“JV”) that consisted of GCCO and another unrelated party.  GCCO was the managing partner of the JV, with a 60% interest.  MnDOT is the contracting agency for this federally funded project.  MnDOT conducted a review of the DBE program maintained by the JV for the I-494 project.  MnDOT has initially identified certain compliance issues in connection with the JV’s DBE program, and as a result, has determined that the JV failed to meet the DBE utilization criteria as represented by the JV.  Although there has been no formal administrative subpoena, nor has a civil complaint been filed in connection with the administrative reviews or the investigation, MnDOT has proposed a monetary sanction of $200,000 against the JV and specified DBE training for JV personnel as a condition of future bidding on MnDOT work.  The JV is fully cooperating with MnDOT and will be provided an opportunity to informally present its response to MnDOT’s initial determinations.

US Highway 20 Project

GCCO and its majority-owned subsidiary, Wilder Construction Company, are the members of a joint venture known as Yaquina River Constructors (“YRC”) which is currently constructing a new road alignment of US Highway 20 near Eddyville, Oregon, under contract with the Oregon Department of Transportation (ODOT).  The project involves constructing seven miles of new road through steep and forested terrain in the Coast Range Mountains.  During the fall and winter of 2006, extraordinary rain events produced runoff that overwhelmed erosion control measures installed at the project and resulted in discharges to surface water in alleged violations of the storm water permit.  The Oregon Department of Environmental Quality (“DEQ”) has issued notices of violation and fine of $90,000 to ODOT and $240,000 to YRC for these alleged violations.  YRC has filed an answer to the notice of violation and is attempting to negotiate resolution with the DEQ. The Oregon Department of Justice is conducting a criminal investigation in connection with storm water runoff from the project.  The JV is fully cooperating in the investigation, but does not know whether criminal charges, if any, will be brought or against whom.

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

As more fully described in Note 1, we have substantially completed a realignment of our former Branch and Heavy Construction Divisions into two geographically based divisions – Granite West and Granite East.  Both Granite West and Granite East represent reportable segments and the prior period segment information presented below has been reclassified to conform to the new organizational structure.

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

Summarized segment information is as follows:

	Three Months Ended September 30,
(in thousands)	Granite West	Granite East	GLC	Total
2007
Revenue from external customers	$641,717	$183,358	$21,238	$846,313
Inter-segment revenue transfer	711	(711)	-	-
Net revenue	642,428	182,647	21,238	846,313
Depreciation, depletion and amortization	18,331	3,044	54	21,429
Operating income (loss)	89,755	(3,174)	8,241	94,822
2006
Revenue from external customers	$678,178	$262,581	$913	$941,672
Inter-segment revenue transfer	3,031	(3,031)	-	-
Net revenue	681,209	259,550	913	941,672
Depreciation, depletion and amortization	12,909	3,586	7	16,502
Operating income (loss)	104,825	(35,193)	(251)	69,381
	Nine Months Ended September 30,
(in thousands)	Granite West	Granite East	GLC	Total
2007
Revenue from external customers	$1,478,561	$589,732	$36,556	$2,104,849
Inter-segment revenue transfer	4,408	(4,408)	-	-
Net revenue	1,482,969	585,324	36,556	2,104,849
Depreciation, depletion and amortization	50,359	7,812	99	58,270
Operating income (loss)	186,476	(13,359)	14,120	187,237
Segment assets	423,299	28,414	66,352	518,065
2006
Revenue from external customers	$1,413,534	$801,551	$34,592	$2,249,677
Inter-segment revenue transfer	13,064	(13,064)	-	-
Net revenue	1,426,598	788,487	34,592	2,249,677
Depreciation, depletion and amortization	37,864	10,567	17	48,448
Operating income (loss)	185,152	(66,158)	15,261	134,255
Segment assets	354,011	44,633	50,257	448,901

Granite Construction Incorporated
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A reconciliation of segment operating income to consolidated totals is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Total operating income for reportable segments	$94,822	$69,381	$187,237	$134,255
Other income (expense), net	9,276	6,498	19,100	16,848
Gain on sales of property and equipment	2,994	1,230	8,053	9,517
Unallocated other corporate expense	(21,851)	(22,009)	(58,063)	(50,729)
Income before provision for income taxes and minority interest	$85,241	$55,100	$156,327	$109,891

14.	Acquisitions:

On April 3, 2007, we acquired certain assets of the Superior Group of Companies (“Superior”), a Pacific Northwest-based construction materials producer and asphalt paving company, for approximately $58.6 million in cash.  The acquisition agreement also provides for the payment of an additional $3.0 million for the assumption of a certain lease and related intangible assets which has not yet been completed.  The acquired business operates under the name Granite Northwest, Inc. as a wholly owned subsidiary of Granite Construction Incorporated and operates as the Columbia River Branch in our Granite West segment.  The purchased assets include 16 asphalt plants and related permits, more than 50 million tons of permitted aggregate reserves (owned and leased), construction equipment and rolling stock and all associated shops and buildings.  We have accounted for this transaction in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and the results of the acquired business’ operations are included in our consolidated financial statements as of April 3, 2007.

Preliminary Purchase Price Allocation
In accordance with SFAS 141, the total purchase price was allocated preliminarily to the net tangible and identifiable intangible assets based on their estimated fair values as of April 3, 2007 as set forth below.  The allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change.  The current estimated fair value of the assets acquired approximates the purchase price; therefore, no goodwill was recorded.  Purchased intangibles are generally amortized on a straight-line basis over their respective useful lives.  The weighted average useful life remaining on these intangibles at September 30, 2007 was approximately 19 years.  The primary areas of the purchase price allocation that are preliminary relate to finalizing the valuations of mining rights and certain intangible assets and completing our assessment of asset retirement obligations.

(in thousands)
Land & buildings	$6,900
Plant & equipment	23,900
Inventory	3,900
Mining rights	6,100
Permits	17,600
Other intangible assets	2,100
Asset retirement obligations and other liabilities	(1,900)
Total purchase price	$58,600

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Revenue	$846,000	$979,000	$2,111,000	$2,319,000
Net income	53,000	49,000	90,000	78,000
Basic net income per share	1.30	1.20	2.19	1.91
Diluted net income per share	1.28	1.18	2.16	1.88

Other Acquisitions
In June 2007, we also purchased certain assets and assumed certain liabilities of an asphalt concrete manufacturer near Santa Clara, California for cash consideration of approximately $17.7 million.  This purchase was accounted for in accordance with SFAS 141.  The results of the acquired business’ operations are included in our consolidated Granite West results as of June 1, 2007, the date of acquisition.  The estimated fair value of the assets acquired approximates the purchase price; therefore, no goodwill was recorded.

15.	Share Repurchase Authorization:

In October 2007, our Board of Directors authorized us to repurchase, at management’s discretion, up to $200.0 million of our common stock.  Under the new repurchase program, the Company may repurchase shares from time to time on the open market or in private transactions.  The specific timing and amount of repurchases will vary based on market conditions, securities law limitations and other factors. The share repurchase program may be suspended or discontinued at any time without prior notice. This new program terminates and replaces the $25.0 million share repurchase program announced in 2002.

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

In February 2007, we announced an organizational realignment of our business operations which is designed to accommodate growth of our vertically integrated Branch business in the West and improve profitability of our large, complex Heavy Construction Division (“HCD”) projects.  This realignment involves the reorganization of our operating divisions geographically into “Granite West” and “Granite East.”  Granite West includes the operations of our former Branch Division as well as the western portion of our large project business that was formerly included in HCD. Granite West retains our successful decentralized operating structure, with each of its branch locations aligning under one of three operating groups: Northwest, Northern California and Southwest.  Granite East includes the eastern portion of our large project business that had been included in HCD and is aligned to focus on enhancing project management oversight and discipline from estimating through execution.  Granite East is operated out of three regional offices:  the Central Region, based in Dallas, Texas; the Southeast Region, based in Tampa, Florida; and the Northeast Region, based in Tarrytown, New York.

During the quarter ended June 30, 2007, we completed the reassignment of our large projects in the West from our former Heavy Construction Division to our Granite West division (with the exception of a certain project that is nearing completion which remains with our Granite East division) and made substantial progress on other aspects of the realignment.  As a result we started reporting Granite West and Granite East as new reportable segments effective with the quarter ended June 30, 2007.  Prior period results have been reclassified to conform to the new organizational structure (see Note 1 of the “Notes to the Condensed Consolidated Financial Statements”).

The following table shows the impact to revenue and gross profit of the three projects reassigned from our former Heavy Construction Division to the newly created Granite West:

Granite West	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Branch Division revenue	$609,651	$654,055	$1,402,955	$1,376,450
Reassigned projects revenue	32,777	27,154	80,014	50,148
Granite West Division revenue	642,428	681,209	1,482,969	1,426,598
Branch Division gross profit	120,233	132,466	277,378	262,961
Reassigned projects gross profit	4,423	6	9,016	6
Granite West Division gross profit	124,656	132,472	286,394	262,967

Granite East	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Heavy Construction Division revenue	$215,424	$286,704	$665,338	$838,635
Reassigned projects revenue	(32,777)	(27,154)	(80,014)	(50,148)
Granite East Division revenue	182,647	259,550	585,324	788,487
Heavy Construction Division gross profit (loss)	6,498	(26,912)	17,494	(41,112)
Reassigned projects gross profit	(4,423)	(6)	(9,016)	(6)
Granite East Division gross profit (loss)	2,075	(26,918)	8,478	(41,118)

The backlog related to the three reassigned projects was $167.4 million, $199.1 and $235.8 million at September 30, 2007, June 30, 2007 and September 30, 2006, respectively.

Granite West is comprised of decentralized branch offices in the western United States that perform various heavy civil construction projects with a large portion of the work focused on new construction and improvement of streets, roads, highways and bridges as well as site preparation for housing and commercial development.  Although most Granite West projects are started and completed within a year, the division also has the capability of constructing larger projects and currently has five projects with contract revenue greater than $50.0 million, including two projects transferred from our legacy Heavy Construction Division.  All of our revenue from the sale of construction materials is generated by Granite West which mines aggregates and operates plants that process aggregates into construction materials for internal use and for sale to others.  These activities are vertically integrated into the Granite West construction business, providing both a source of profits and a competitive advantage to our construction business.

Granite East operates in the eastern portion of the United States with a focus on large, complex infrastructure projects including major highways, large dams, mass transit facilities, bridges, pipelines, canals, tunnels, waterway locks and dams, and airport infrastructure.  Granite East construction contracts are typically greater than two years in duration.

We purchase, develop and sell real estate through our Granite Land Company subsidiary (“GLC”), which also provides real estate services for other Granite operations.  GLC’s portfolio of projects includes both commercial and residential development and is geographically diversified throughout the West and Texas.

Our construction contracts are obtained primarily through competitive bidding in response to advertisements by federal, state and local agencies and private parties and to a lesser extent through negotiation with private parties. Our bidding activity is affected by such factors as backlog, available personnel, current utilization of equipment and other resources, our ability to obtain necessary surety bonds and competitive considerations. Bidding activity, backlog and revenue resulting from the award of new contracts may vary significantly from period to period.

The two primary economic drivers of our business are (1) federal, state and local public funding levels and (2) the overall health of the economy, both nationally and locally. The level of demand for our services will have a direct correlation to these drivers. For example, a weak economy will generally result in a reduced demand for construction in the private sector. This reduced demand increases competition for fewer private sector projects and will ultimately also increase competition in the public sector as companies migrate from bidding on scarce private sector work to projects in the public sector. Greater competition has the potential to reduce revenue growth and/or increase pressure on gross profit margins. A weak economy also tends to produce less tax revenue, thereby decreasing the funds available for spending on public infrastructure improvements. There are funding sources that have been specifically earmarked for infrastructure spending, such as gasoline taxes, which are not necessarily directly impacted by a weak economy. However, even these funds can be temporarily at risk as state and local governments struggle to balance their budgets. Conversely, higher public funding and/or a robust economy will increase demand for our services and provide opportunities for revenue growth and margin improvement.

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

Results of Operations

Comparative Financial Summary	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Revenue	$846,313	$941,672	$2,104,849	$2,249,677
Gross profit	136,637	105,932	312,307	239,277
General and administrative expenses	63,666	58,560	183,133	155,751
Gain on sales of property and equipment	2,994	1,230	8,053	9,517
Operating income	75,965	48,602	137,227	93,043
Net income	53,300	45,725	94,897	77,592

Our results of operations for the three and nine months ended September 30, 2007 reflect improved results from Granite East which realized positive gross margins in the periods compared with negative gross margins in the same periods in 2006.  Granite East’s improved results were due to significantly fewer negative project forecast adjustments.  Granite West experienced a reduction in revenue during the three months ended September 30, 2007 compared with the third quarter of 2006 due primarily to the slowdown in residential construction, particularly in California.  Operating results for the three months ended September 30, 2007 also reflected an increase in the contribution from GLC due to real estate project sales in the quarter.   The operating results for the three and nine months ended September 30, 2007 included increases in general and administrative expenses due primarily to costs incurred to support our acquisitions, growth strategy and higher variable compensation resulting from improved profitability.  Additionally, our net income for the three months ended September 30, 2007 reflected an increase in non-operating income of approximately $2.8 million due primarily to the gain on a sale of a building by a partnership in which we hold an equity method investment and is recorded as equity in income of affiliates in our statements of income.

Total Revenue	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue by Division:
Granite West	$642,428	75.9	$681,209	72.3	$1,482,969	70.5	$1,426,598	63.4
Granite East	182,647	21.6	259,550	27.6	585,324	27.8	788,487	35.0
Granite Land	21,238	2.5	913	0.1	36,556	1.7	34,592	1.6
Total	$846,313	100.0	$941,672	100.0	$2,104,849	100.0	$2,249,677	100.0

Granite West Revenue	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
California:
Public sector	$181,094	55.7	$186,411	49.9	$456,639	56.8	$391,170	48.2
Private sector	67,169	20.6	102,372	27.4	163,409	20.3	223,373	27.5
Material sales	77,122	23.7	84,961	22.7	183,397	22.9	196,901	24.3
Total	$325,385	100.0	$373,744	100.0	$803,445	100.0	$811,444	100.0
West (excluding California):
Public sector	$220,885	69.7	$198,446	64.5	$433,775	63.8	$382,424	62.2
Private sector	49,827	15.7	60,605	19.7	139,491	20.5	126,175	20.5
Material sales	46,331	14.6	48,414	15.8	106,258	15.7	106,555	17.3
Total	$317,043	100.0	$307,465	100.0	$679,524	100.0	$615,154	100.0
Total Granite West Revenue:
Public sector	$401,979	62.6	$384,857	56.5	$890,414	60.0	$773,594	54.2
Private sector	116,996	18.2	162,977	23.9	302,900	20.4	349,548	24.5
Material sales	123,453	19.2	133,375	19.6	289,655	19.6	303,456	21.3
Total	$642,428	100.0	$681,209	100.0	$1,482,969	100.0	$1,426,598	100.0
Revenue by Contract Type:
Fixed unit price	$294,266	45.8	$328,743	48.3	$706,483	47.6	$695,576	48.8
Fixed price, including design/build	209,026	32.5	194,255	28.5	442,645	29.8	381,433	26.7
Other	15,683	2.4	24,836	3.6	44,186	3.0	46,133	3.2
Material Sales	123,453	19.3	133,375	19.6	289,655	19.6	303,456	21.3
Total	$642,428	100.0	$681,209	100.0	$1,482,969	100.0	$1,426,598	100.0

Granite West Revenue: Revenue from Granite West for the three months ended September 30, 2007 decreased by $38.8 million, or 5.7%, compared to the corresponding 2006 period. The decreased revenue was driven by the continued slowing of residential construction, particularly in California, that impacted both private sector construction and the sale of materials.  Additionally, the slowing of residential construction has increased competition in the public sector, as competitors migrate from the scarce private sector work.

Granite East Revenue	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue by Geographic Area:
Midwest	$29,620	16.2	$13,596	5.2	$72,373	12.4	$42,637	5.4
Northeast	52,542	28.8	73,519	28.3	150,794	25.8	214,177	27.2
South	24,993	13.7	57,607	22.2	97,258	16.6	171,533	21.8
Southeast	65,364	35.8	77,791	30.0	223,721	38.2	203,891	25.9
West	10,128	5.5	37,037	14.3	41,178	7.0	156,249	19.7
Total	$182,647	100.0	$259,550	100.0	$585,324	100.0	$788,487	100.0
Revenue by Market Sector:
Public sector	$176,377	96.6	$250,153	96.4	$572,555	97.8	$768,436	97.5
Private sector	6,270	3.4	9,397	3.6	12,769	2.2	19,951	2.5
Material sales	-	-	-	-	-	-	100	-
Total	$182,647	100.0	$259,550	100.0	$585,324	100.0	$788,487	100.0
Revenue by Contract Type:
Fixed unit price	$29,229	16.0	$59,073	22.8	$101,961	17.4	$198,760	25.2
Fixed price, including design/build	153,418	84.0	200,477	77.2	483,363	82.6	589,608	74.8
Other	-	-	-	-	-	-	119	-
Total	$182,647	100.0	$259,550	100.0	$585,324	100.0	$788,487	100.0

Granite East Revenue: Revenue from Granite East for the three and nine months ended September 30, 2007 decreased by $76.9 million, or 29.6%, and $203.2 million, or 25.8%, respectively, compared to the corresponding 2006 periods. Geographically, the largest decreases were experienced in the West and the South.  Under the realignment, Granite East retained a project in the West that was nearing completion and the decrease in revenue in the West reflects progress on the retained project over time.  In the South, the decreases were due primarily to certain large projects in Texas nearing completion.  Increases in the Midwest resulted from revenue contributions from a large design/build project in St. Louis, Missouri that was awarded in the fourth quarter of 2006.  The percent of our revenue from fixed price contracts increased in 2007 due primarily to the growth in design/build projects in our backlog.

Granite Land Company Revenue: Revenue from GLC for the three and nine months ended September 30, 2007 increased by $20.3 million and $2.0 million, respectively, compared to the corresponding 2006 periods. GLC’s revenue is dependent on the timing of real estate sales transactions, which by their nature are few in number but high dollar transactions, and can cause variability in the timing of revenue and profit recognition.

Total Backlog	September 30, 2007		June 30, 2007		September 30, 2006
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Backlog by Division:
Granite West	$950,833	40.7	$986,316	39.4	$1,120,678	52.9
Granite East	1,385,688	59.3	1,516,785	60.6	999,382	47.1
Total	$2,336,521	100.0	$2,503,101	100.0	$2,120,060	100.0

Granite West Backlog	September 30, 2007		June 30, 2007		September 30, 2006
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
California:
Public sector	$342,971	79.4	$301,159	74.2	$395,583	77.0
Private sector	89,004	20.6	104,888	25.8	118,410	23.0
Total	$431,975	100.0	$406,047	100.0	$513,993	100.0
West (excluding California):
Public sector	$463,764	89.4	$526,786	90.8	$519,321	85.6
Private sector	55,094	10.6	53,483	9.2	87,364	14.4
Total	$518,858	100.0	$580,269	100.0	$606,685	100.0
Total Granite West backlog:
Public sector	$806,735	84.8	$827,945	83.9	$914,904	81.6
Private sector	144,098	15.2	158,371	16.1	205,774	18.4
Total	$950,833	100.0	$986,316	100.0	$1,120,678	100.0
Backlog by Contract Type:
Fixed unit price	$507,540	53.4	$489,703	49.6	$573,009	51.1
Fixed price including design/build	426,562	44.9	484,029	49.1	532,192	47.5
Other	16,731	1.7	12,584	1.3	15,477	1.4
Total	$950,833	100.0	$986,316	100.0	$1,120,678	100.0

Granite West Backlog: Granite West backlog of $950.8 million at September 30, 2007 was $35.5 million, or 3.6%, lower than at June 30, 2007 and $169.8 million, or 15.2%, lower than at September 30, 2006. Additions to Granite West backlog in the third quarter of 2007 included $59.6 million related to our share of a line-item joint venture interchange project in the San Francisco Bay Area and a $43.9 million highway rehabilitation project near Essex, California.  Subsequent to September 30, 2007, Granite West was awarded a $24.0 million highway reconstruction project near the California Nevada border.  The lower backlog at September 30, 2007 compared with September 30, 2006 is primarily due to fewer residential construction opportunities which directly impacts private sector backlog and indirectly impacts public sector backlog due to a resulting increase in the competition for public work.  The decreased backlog also reflects the progress on a large design/build project in Utah which was transferred from our former Heavy Construction Division as a result of our realignment.  Additionally, anticipated public spending increases in California as a result of the transportation-related ballot measures passed last year by California voters have been slow to result in increased bidding opportunities (see “Outlook”).   Granite West backlog includes $167.4 million, $199.1 million and $235.8 million of backlog at September 30, 2007, June 30, 2007 and September 30, 2006, respectively, transferred from our former Heavy Construction Division as a result of our realignment.

Granite East Backlog	September 30, 2007		June 30, 2007		September 30, 2006
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Backlog by Geographic Area:
Midwest	$350,496	25.3	$380,190	25.1	$3,805	0.4
Northeast	166,453	12.0	173,562	11.4	243,968	24.4
South	166,168	12.0	188,681	12.4	253,442	25.4
Southeast	679,301	49.0	743,054	49.0	398,893	39.9
West	23,270	1.7	31,298	2.1	99,274	9.9
Total	$1,385,688	100.0	$1,516,785	100.0	$999,382	100.0
Backlog by Market Sector:
Public sector	$1,362,325	98.3	$1,487,534	98.1	$958,040	95.9
Private sector	23,363	1.7	29,251	1.9	41,342	4.1
Total	$1,385,688	100.0	$1,516,785	100.0	$999,382	100.0
Backlog by Contract Type:
Fixed unit price	$88,236	6.4	$114,545	7.6	$216,008	21.6
Fixed price including design/build	1,297,452	93.6	1,402,240	92.4	783,374	78.4
Total	$1,385,688	100.0	$1,516,785	100.0	$999,382	100.0

Granite East Backlog: Granite East backlog of $1.4 billion at September 30, 2007 was $131.1 million, or 8.6%, lower than at June 30, 2007, and $386.3 million, or 38.7%, higher than at September 30, 2006.  The decrease in backlog compared with June 30, 2007 reflects normal variation in the timing of awards and construction activity.  The increase in backlog compared with September 30, 2006 is primarily due to a large design/build project in Maryland that was awarded in the first quarter of 2007 and a large design/build project in St. Louis, Missouri that was awarded in the fourth quarter of 2006. Granite East backlog at September 30, 2007 includes approximately $76.7 million related to our 20% share of a joint venture project to construct a transportation hub at the World Trade Center in New York. We currently expect that the total revenue on this contract could exceed $1.5 billion of which our share could exceed $300.0 million.  Also included in Granite East backlog at September 30, 2007 is approximately $15.4 million from a federal government project for which the funding has not yet been fully allocated. Granite East backlog excludes $167.4 million, $199.1 million and $235.8 million of backlog at September 30, 2007, June 30, 2007 and September 30, 2006, respectively, transferred to our former Branch Division as a result of our realignment.

Gross Profit	Three Months Ended September30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Granite West	$124,656	$132,472	$286,394	$262,967
Percent of division revenue	19.4%	19.4%	19.3%	18.4%
Granite East	$2,075	$(26,918)	$8,478	$(41,118)
Percent of division revenue	1.1%	(10.4)%	1.4%	(5.2)%
Granite Land	$9,571	$471	$17,090	$17,315
Percent of division revenue	45.1%	51.6%	46.8%	50.1%
Other gross profit	$335	$(93)	$345	$113
Total gross profit	$136,637	$105,932	$312,307	$239,277
Percent of total revenue	16.1%	11.2%	14.8%	10.6%

Gross Profit: We recognize revenue only equal to cost, deferring profit recognition, until a project reaches 25% completion. In certain cases, such as large complex design/build projects, we may continue to defer profit recognition beyond 25% complete until we determine we have enough information to make a reasonably dependable estimate of contract revenue and cost. Because we have a large number of projects at various stages of completion in Granite West, this policy generally has a lesser impact on Granite West gross profit on a quarterly or annual basis. However, Granite East has fewer projects in process at any given time and the average size of those projects tend to be much larger than the Granite West  projects.  As a result, Granite East gross profit as a percent of revenue can vary significantly in periods where one or several very large projects reach the point of profit recognition and the deferred profit is recognized or conversely, in periods where backlog is growing rapidly and a higher percentage of projects are in their early stages with no associated gross margin recognition.  Revenue from jobs with deferred contract profit is as follows:

Revenue from Contracts with Deferred Profit	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Granite West	$18,382	$57,190	$21,235	$89,317
Granite East	40,370	50,482	88,274	110,496
Total revenue from contracts with deferred profit	$58,752	$107,672	$109,509	$199,813

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

Granite West gross profit as a percent of revenue for the three months ended September 30, 2007 remained flat at 19.4% compared to the three months ended September 30, 2006.  During the nine months ended September 30, 2007, gross profit increased to 19.3% from 18.4% for the nine months ended September 30, 2006.  The increase in 2007 is primarily attributable to higher construction project profit margins due to our ability to capitalize on the strong demand for our construction services for work added to our backlog at the end of 2006 and beginning of 2007.  Construction materials gross profit as a percent of materials sales for the three and nine months ended September 30, 2007 decreased to 22.1% and 20.9%, respectively, from 26.2% and 23.9% for the three and nine months ended September 30, 2006, respectively, primarily due to a change in product mix resulting from the reduced demand for certain products typically utilized in residential construction.  Additionally, during the three and nine months ended September 30, 2007, Granite West recognized an increase in gross profit of $5.7 million and $19.6 million, respectively, from the net effects of changes in the construction project profitability estimates.  This compares with a net decrease in gross profit of $4.4 million and an increase in gross profit of $3.9 million during the three and nine months ended September 30, 2006, respectively.  The increased Granite West profitability estimates during the three months ended September 30, 2007 were due primarily to the settlement of outstanding issues with contract owners, higher productivity than originally estimated and the resolution of certain project uncertainties.

Granite East gross profit as a percent of revenue for the three and nine months ended September 30, 2007 increased to 1.1% and 1.4%, respectively, from a gross loss as a percent of revenue of 10.4% and 5.2% for the three and nine months ended September 30, 2006, respectively. The improved gross profit margins in the 2007 periods were driven by significantly fewer negative project forecast estimate changes.  The net impact of project forecast estimate changes for the three and nine months ended September 30, 2007 was a decrease in gross profit of approximately $8.6 million and $21.8 million, respectively. The net impact of such estimate changes for the three and nine months ended September 30, 2006 was a decrease in gross profit of approximately $39.9 million and $80.5 million, respectively (see Note 3 of the “Notes to the Condensed Consolidated Financial Statements”).

Granite Land Company gross profit for the three and nine months ended September 30, 2007 increased $9.1 million and decreased $0.2 million, respectively, compared to the corresponding 2006 periods.  Gross profit of $9.6 million for the three months ended September 30, 2007 included $4.6 million related to our minority partners’ share.

Large Project Revenue (>$50.0 million contract value)	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Granite West	$49,838	$63,643	$130,609	$134,516
Number of projects *	4	5	5	6
Granite East	$172,878	$231,118	$562,204	$700,487
Number of projects *	19	23	30	28
Total	$222,716	$294,761	$692,813	$835,003
Number of projects *	23	28	35	34

* Includes only projects with over $1.0 million of revenue in the respective periods.

Revenue from projects over $50 million for the three and nine months ended September 30, 2007 decreased by $72.0 million, or 24.4%, and $142.2 million, or 17.0%, respectively, compared to the corresponding 2006 periods, primarily due to fewer large project awards during the nine months ended September 30, 2007.

Large Project Backlog (>$50.0 million contract value)
(in thousands)	September 30, 2007	September 30, 2006
Granite West	$253,404	$360,826
Number of projects**	5	5
Granite East	$1,339,820	$953,257
Number of projects**	21	26
Total	$1,593,224	$1,314,083
Number of projects**	26	31

** Includes only projects with backlog over $1.0 million at the respective date.

Large Project Backlog by Expected Profitability (>$50.0 million contract value) (in thousands)	Number of Projects***	Average Percent Complete	Backlog Amount	Percent of Large Project Backlog
Projects forecasted with a loss or breakeven
Granite West	1	37%	$82,418	5.2%
Granite East	10	60%	191,698	12.0%
Total projects with a loss or breakeven	11	53%	274,116	17.2%
Projects with forecasted profit
Granite West	4	42%	170,986	10.7%
Granite East	11	21%	1,148,122	72.1%
Total projects with forecasted profit	15	24%	1,319,108	82.8%
Total	26	29%	$1,593,224	100.0%

*** Includes only projects with backlog over $1.0 million at September 30, 2007.

Backlog on projects over $50.0 million was $1.6 billion at September 30, 2007, an increase of $279.1 million, or 21.2%, compared to such backlog at September 30, 2006.  The increase was due primarily to the awards of a $420.0 million design/build consolidated joint venture highway reconstruction project in St. Louis, Missouri during the fourth quarter of 2006 and a $463.9 million consolidated joint venture highway construction project in Maryland during the first quarter of 2007.  This increase was partially offset by other projects in both divisions progressing towards completion.

General and Administrative Expenses	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Salaries and related expenses	$30,008	$27,543	$96,374	$82,871
Incentive compensation, discretionary profit sharing and other variable compensation	13,484	15,183	30,174	26,764
Other general and administrative expenses	20,174	15,834	56,585	46,116
Total	$63,666	$58,560	$183,133	$155,751
Percent of revenue	7.5%	6.2%	8.7%	6.9%

General and Administrative Expenses: Salaries and related expenses in the three and nine months ended September 30, 2007 increased $2.5 million, or 8.9%, and $13.5 million, or 16.3%, over the comparable periods in 2006 due primarily to increased personnel and associated costs to support the addition of our new business in the state of Washington and our overall growth strategy - particularly in Granite West. Incentive compensation, discretionary profit sharing and other variable compensation increased in the nine months ended September 30, 2007 compared with the same period in the prior year due to higher income and greater participation in our incentive compensation plans.  Increases in other general and administrative expenses for the three and nine months ended September 30, 2007 are due primarily to the addition of our new business in the state of Washington, increased costs related to technology upgrades and higher reserves for doubtful accounts. Other general and administrative expenses include information technology, occupancy, office supplies, depreciation, travel and entertainment, outside services, marketing, training and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses.

Gain on Sales of Property and Equipment	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Gain on sales of property and equipment	$2,994	$1,230	$8,053	$9,517

Gain on Sales of Property and Equipment: Gain on sales of property and equipment was lower in the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006 due to the sale of a rental property recognized in the first quarter of 2006 of approximately $2.3 million.

Other Income (Expense)	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Interest income	$7,514	$7,055	$20,796	$16,732
Interest expense	(1,884)	(1,319)	(4,998)	(4,105)
Equity in income of affiliates	4,037	770	4,359	1,521
Other, net	(391)	(8)	(1,057)	2,700
Total	$9,276	$6,498	$19,100	$16,848

Other Income (Expense): Interest income increased in both the three and nine months ended September 30, 2007, compared with the corresponding periods in 2006, due to a higher average yield on higher balances of interest bearing investments.  Interest expense increased in both the three and nine month ended September 30, 2007, compared to the corresponding periods in 2006, due to an increase in debt outstanding under our revolving line of credit. Equity in income of affiliates for the three and nine months ended September 30, 2007 included a gain of approximately $3.9 million on a sale of a building by a partnership in which we hold an equity method investment. Other (net) during the nine months ended September 30, 2006 included approximately $3.2 million recognized on the sale of gold which is produced as a by-product of one of our aggregate mining operations and held for investment.

Provision for Income Taxes	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Provision for income taxes (in thousands)	$25,437	$22,796	$47,680	$39,068
Effective tax rate	29.8%	41.4%	30.5%	35.6%

Provision for Income Taxes: Our effective tax rate decreased to 29.8% and 30.5% for the three and nine months ended September 30, 2007, respectively, from 41.4% and 35.6%, respectively, for the corresponding periods in 2006. The decrease in effective tax rate is due primarily to a higher minority partners’ share of income in our consolidated construction joint ventures, which are not subject to income taxes on a stand-alone basis.

Minority Interest in Consolidated Subsidiaries	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Minority interest in consolidated subsidiaries	$(6,504)	$13,421	$(13,750)	$6,769

Minority Interest in Consolidated Subsidiaries: Our minority interest in consolidated subsidiaries represents the minority owners’ share of the income or loss of our consolidated subsidiaries, primarily Wilder Construction Company, certain real estate development entities and various consolidated construction joint ventures.

Two of our joint venture projects are currently forecast at a loss and will require additional capital contributions from our minority partners if the forecasts do not improve.  Our joint venture agreements require that such capital contributions be made if needed.  Based on our most recent assessment of our partners’ financial condition, we currently believe that one of our partners does not have the ability to contribute their full proportionate share of the additional capital that will be needed if the project forecast does not improve.  Included in minority interest in our consolidated statement of income for the three and nine months ended September 30, 2007, is expense related to the potentially uncollectible partner balance of approximately $1.2 million and $5.6 million, respectively.  The remaining minority interest balance related to these loss projects of $5.8 million at September 30, 2007 has been included in other long-term assets in our condensed consolidated balance sheet.

Outlook

We are excited by the outlook for our business in 2008 and beyond, largely driven by a record level of public transportation funding in California - the Company’s largest revenue-producing state, as well as improving results from our large projects business.

Although we are currently experiencing reduced private sector demand for our construction services and materials as a result of the residential construction slowdown, we are expecting a strong increase in the amount of public sector work available to bid in California as a result of the transportation-related Propositions passed last year.  We expect that some of this public sector work will impact our backlog in late 2007, and begin to affect our Granite West bottom-line results in 2008. In the meantime, our strategy is to be patient and cautious in our bidding strategy so that we do not commit our capacity to lower margin work in the short term at the expense of more profitable future opportunities.

Demand for our construction materials is also expected to remain healthy over the long term.  Pricing appears stable, in spite of the current slowdown in demand for certain products that are typically utilized in private sector construction.  Aggregates are an increasingly scarce and capital intensive resource and our focus is to maximize our investment by staying focused on the significant long-term potential to enhance our business.

Bidding opportunities for large projects continue to remain strong across the country.  We continue to execute on our Granite East strategy of bidding large project work selectively with a focus on returning that business to consistent profitability.  We anticipate that most of the underperforming projects that have negatively impacted us will be complete over the next six months.  This large project work does carry additional risk, however, we believe that the upside potential is significant and that our realignment is creating the structure and support that will enable us to realize this potential.

In the current year, Granite West is on track to have another great year and Granite East is showing significant improvement over 2006. For the total Company, we are expecting 2007 earnings per share in the range of $2.55 - $2.75. As always, our ability to predict our quarterly results is contingent on a number of factors, including the amount of work we are able to complete in the fourth quarter, which can vary significantly due to the onset of winter weather conditions and the timing of the resolution of outstanding revenue issues.

In summary, we are very pleased with our business performance to date, which has occurred despite the impact of the weakening housing market. Our goal is to continue to build the most diverse and high performing vertically integrated construction and materials company in America. We are very bullish on the long-term view of our markets and are confident that our continued investment in the development of our people will help deliver operational excellence over the long term.

Liquidity and Capital Resources

	Nine Months Ended September 30,
(in thousands)	2007	2006
Cash and cash equivalents excluding consolidated joint ventures	$139,368	$100,350
Consolidated joint venture cash and cash equivalents	126,237	102,032
Total consolidated cash and cash equivalents	$265,605	$202,382
Net cash provided by (used in):
Operating activities	$137,567	$217,959
Investing activities	(132,844)	(155,472)
Financing activities	55,989	(59,986)
Capital expenditures	82,744	90,103
Working capital	385,213	333,141

Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. We expect the principal use of funds for the foreseeable future will be for capital expenditures, working capital, debt service, acquisitions and other investments, and the repurchase of shares of our common stock under the repurchase program approved by our Board of Directors in October 2007 (see below). We have budgeted $115.0 million for capital expenditures in 2007, which includes amounts for construction equipment, aggregate and asphalt plants, buildings, leasehold improvements and the purchase of land and aggregate reserves.

Our cash and cash equivalents and short-term and long-term marketable securities totaled $433.6 million at September 30, 2007 and included $126.2 million of cash from our consolidated construction joint ventures. This joint venture cash is for the working capital needs of each joint venture’s project. The decision to distribute cash must generally be made jointly by all of the partners. We believe that our current cash and cash equivalents, short-term investments, cash generated from operations and amounts available under our existing credit facilities will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations through the next twelve months and beyond. If we experience a significant change in our business, such as the execution of a significant acquisition, we would likely need to acquire additional sources of financing, which may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements.

Cash provided by operating activities of $137.6 million for the nine months ended September 30, 2007 represents a $80.4 million decrease from the amount provided by operating activities during the same period in 2006. Contributing to this decrease was a decrease in net billings in excess of costs and estimated earnings during the 2007 period due primarily to progress on the projects that had received large mobilization payments in the prior year.

Cash used in investing activities of $132.8 million for the nine months ended September 30, 2007 represents a $22.6 million decrease from the amount used in the same period in 2006 due primarily to an increase in the net maturities of marketable securities.  This decrease was partially offset by the use of cash to fund the acquisition of certain assets of two businesses (see Note 14 of the “Notes to the Condensed Consolidated Financial Statements”).

Cash provided by financing activities was $56.0 million for the nine months ended September 30, 2007, a change of $116.0 million from the same period in 2006, which was due primarily to $75.0 million borrowed under our bank revolving line of credit in 2007 which is due on June 24, 2011 as well as increased net contributions from our minority partners.

We had standby letters of credit totaling approximately $4.7 million outstanding at September 30, 2007, which will expire between February 2008 and October 2008.  We are generally required by the beneficiaries of these letters of credit to replace them upon expiration.  Additionally, we typically are required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts.  At September 30, 2007, approximately $2.2 billion of our backlog was bonded and performance bonds totaling approximately $10.0 billion were outstanding. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds when each contract is accepted by the owner.  The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

We have a $150.0 million bank revolving line of credit, which allows for unsecured borrowings through June 24, 2011, with interest rate options.  Interest on outstanding borrowings under the revolving line of credit is at our choice of selected LIBOR rates plus a margin that is recalculated quarterly.  The margin was 0.7% at September 30, 2007. The unused and available portion of this line of credit was $70.6 million at September 30, 2007.  Additionally, our Wilder subsidiary has a bank revolving line of credit under which it may borrow up to $5.0 million from October 1 through March 31 and $15.0 million from April 1 through September 30 of each year.  This line of credit expires in June 2009. The unused and available portion of this line of credit was $14.8 million at September 30, 2007.

Restrictive covenants under the terms of our debt agreements require the maintenance of certain financial ratios and the maintenance of tangible net worth (as defined).  We were in compliance with these covenants at September 30, 2007.  Additionally, our Wilder subsidiary has restrictive covenants (on a Wilder stand-alone basis) under the terms of its debt agreements.  Wilder was in compliance with these covenants at September 30, 2007.  Failure to comply with these covenants could cause the amounts due under the debt agreements to become currently payable.

In October 2007, our Board of Directors authorized us to repurchase, at management’s discretion, up to $200.0 million of our common stock.  Under the new repurchase program, the Company may repurchase shares from time to time on the open market or in private transactions. The Company intends to fund the repurchases through the use of existing sources of liquidity, borrowings under the current credit facility or new borrowings. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations and other factors. The share repurchase program may be suspended or discontinued at any time without prior notice. This new program terminates and replaces the $25.0 million share repurchase program announced in 2002.

Included in the $57.3 million balance of real estate held for sale at September 30, 2007 is approximately $43.9 million related to residential housing projects.  These residential housing projects include approximately $7.0 million for a housing project in central California, which is an area that has been particularly impacted by the slowing demand for new housing construction.  During the quarter ended September 30, 2007, as a result of market conditions, we assessed whether this asset was impaired and determined that it was not impaired.  However, given the current uncertainties in the California housing market, there is no assurance that future events will not adversely affect recoverability that could result in impairment.

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

During the second quarter of 2007, we used $75.0 million of our revolving line of credit which bears interest at six month LIBOR plus a margin of 0.7%.  The interest rate resets periodically and all amounts outstanding are due in June 2011.  At September 30, 2007 the note bore interest at 6.12%.  The estimated fair value of amounts payable under our revolving line of credit at September 30, 2007 reflects the principal amount of $75.0 million since the variable interest rate approximates the rate currently available to us for a loan with similar terms.  There was no other significant change in our exposure to market risk during the nine months ended September 30, 2007.

Item 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective.

During the third quarter of 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Hiawatha Project DBE Issues

The Hiawatha Light Rail Transit (“HLRT”) project was performed by Minnesota Transit Constructors (“MnTC”), a joint venture that consisted of GCCO and other unrelated companies.  GCCO was the managing partner of the joint venture, with a 56.5% interest.  The Minnesota Department of Transportation (“MnDOT”) is the contracting agency for this federally funded project.  MnDOT and the U.S. Department of Transportation Office of Inspector General (“OIG”) each conducted a review of the Disadvantaged Business enterprise (“DBE”) program maintained by MnTC for the HLRT project.  In addition, the U.S. Department of Justice (“USDOJ”) is conducting an investigation into compliance issues with respect to MnTC’s DBE Program for the HLRT project.  MnDOT and the OIG (collectively, the “Agencies”) have initially identified certain compliance issues in connection with MnTC’s DBE Program and, as a result, have determined that MnTC failed to meet the DBE utilization criteria as represented by MnTC.  Although there has been no formal administrative subpoena issued, nor has a civil complaint been filed in connection with the administrative reviews or the investigation, MnDOT has proposed a monetary sanction of $4.3 million against MnTC and specified DBE training for MnTC personnel as a condition of future bidding on MnDOT work.  MnTC is fully cooperating with the Agencies and the USDOJ and, on July 2, 2007, presented its response to the initial determination of the Agencies as well as the investigation by the USDOJ to MnDOT and the USDOJ.  We have yet to receive a response from the Agencies or the USDOJ.  Therefore, we cannot reasonably estimate the amount of any monetary sanction or what, if any, other sanction conditions might ultimately be imposed.

I-494 Project DBE Issues

The I-494 project was performed by a joint venture (“JV”) that consisted of GCCO and another unrelated party.  GCCO was the managing partner of the JV, with a 60% interest.  MnDOT is the contracting agency for this federally funded project.  MnDOT conducted a review of the DBE program maintained by the JV for the I-494 project.  MnDOT has initially identified certain compliance issues in connection with the JV’s DBE program, and as a result, has determined that the JV failed to meet the DBE utilization criteria as represented by the JV.  Although there has been no formal administrative subpoena, nor has a civil complaint been filed in connection with the administrative reviews or the investigation, MnDOT has proposed a monetary sanction of $200,000 against the JV and specified DBE training for JV personnel as a condition of future bidding on MnDOT work.  The JV is fully cooperating with MnDOT and will be provided an opportunity to informally present its response to MnDOT’s initial determinations.

US Highway 20 Project

GCCO and its majority-owned subsidiary, Wilder Construction Company, are the members of a joint venture known as Yaquina River Constructors (“YRC”) which is currently constructing a new road alignment of US Highway 20 near Eddyville, Oregon, under contract with the Oregon Department of Transportation (ODOT).  The project involves constructing seven miles of new road through steep and forested terrain in the Coast Range Mountains.  During the fall and winter of 2006, extraordinary rain events produced runoff that overwhelmed erosion control measures installed at the project and resulted in discharges to surface water in alleged violations of the storm water permit.  The Oregon Department of Environmental Quality (“DEQ”) has issued notices of violation and fine of $90,000 to ODOT and $240,000 to YRC for these alleged violations.  YRC has filed an answer to the notice of violation and is attempting to negotiate resolution with the DEQ. The Oregon Department of Justice is conducting a criminal investigation in connection with storm water runoff from the project.  The JV is fully cooperating in the investigation, but does not know whether criminal charges, if any, will be brought or against whom.

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

▪
The results of operations and financial condition of our Granite Land Company are greatly affected by the performance of the real estate industry. Our real estate activities are subject to numerous factors beyond our control, including local real estate market conditions (both where our properties are located and in areas where our potential customers reside), substantial existing and potential competition, general national, regional and local economic conditions, fluctuations in interest rates and mortgage availability and changes in demographic conditions. Real estate markets have historically been subject to strong periodic cycles driven by numerous factors beyond the control of market participants.  Real estate investments often cannot easily be converted into cash and market values may be adversely affected by these economic circumstances, market fundamentals, competition and demographic conditions. If our outlook for a project’s forecasted profitability deteriorates we may find it necessary to curtail our development activities and evaluate our real estate for impairment.  In the future, if our real estate is determined to be impaired, the impairment would result in a charge to income from operations in the year of the impairment with a resulting decrease in our recorded net worth.

Information regarding a number of other risk factors appears in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year ended December 31, 2006.  With the exception of the risk factor described above, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.  This risk factor and those listed in our Annual Report on Form 10-K is not exhaustive. There can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact us. These developments could have material adverse effects on our business, financial condition and results of operations. For these reasons, the reader is cautioned not to place undue reliance on our forward-looking statements.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2007, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended September 30, 2007:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs[2]	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
July 1, 2007 through July 31, 2007	-	$-	-	$22,787,537
August 1, 2007 through August 31, 2007	-	-	-	$22,787,537
September 1, 2007 through September 30, 2007	4,090	54.44	-	$22,787,537
	4,090	$54.44	-

[1]	The total number of shares purchased includes shares purchased in connection with employee tax withholding for shares granted under our 1999 Equity Incentive Plan.

[2]
On October 16, 2002, we publicly announced that our Board of Directors had authorized us to repurchase up to $25.0 million worth of shares of our Company’s common stock, exclusive of repurchases related to employee benefit plans, at management’s discretion.  In October 2007, our Board of Directors authorized us to repurchase up to $200.0 million worth of shares, terminating and replacing the $25.0 million share repurchase authorization.

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

GRANITE CONSTRUCTION INCORPORATED

Date:	October 31, 2007	By:	/s/ William E. Barton
William E. Barton
Senior Vice President and Chief Financial Officer