Form 10-K
period 2007-12-31
GRANITE CONSTRUCTION INC
filed 2008-02-26
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act). Large accelerated filer ☒ Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $2.3 billion as of June 30, 2007, based upon the average of the bid and asked prices per share of the registrant’s Common Stock as reported on the New York Stock Exchange on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At February 13, 2008, 38,952,477 shares of Common Stock, par value $0.01, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of Granite Construction Incorporated to be held on May 19, 2008, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007.

Index

PART I

PART II

PART III

PART IV
Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
EXHIBIT 10.1
EXHIBIT 10.10
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

FORWARD-LOOKING DISCLOSURE

This Annual Report on Form 10-K contains statements that are not based on historical facts and which may be forward-looking in nature. Under the Private Securities Litigation Reform Act of 1995, a “safe harbor” may be provided to us for certain of these forward-looking statements. Words such as “outlook,”  “believes,”  “expects,”  “appears,”  “may,”  “will,”  “should,”  “anticipates” or the negative thereof or comparable terminology, are intended to identify these forward-looking statements. These forward-looking statements are estimates reflecting the best judgment of our senior management and are based on our current expectations and projections concerning future events, many of which are outside of our control, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those more specifically described in this Report under “Item 1A. Risk Factors.” Granite undertakes no obligation to publicly revise or update any forward-looking statements for any reason. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.

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

We are one of the largest heavy civil construction contractors in the United States. We operate nationwide, serving both public and private sector clients. Within the public sector, we primarily concentrate on infrastructure projects, including the construction of roads, highways, bridges, dams, canals, mass transit facilities and airport infrastructure. Within the private sector, we perform site preparation and infrastructure services for residential development, commercial and industrial buildings, plants and other facilities. Our diversification in both the public and private sectors and our mix of project types and sizes have contributed to our profitability in various economic environments.

We own and lease substantial aggregate reserves and own a number of construction materials processing plants. We also have one of the largest contractor-owned heavy construction equipment fleets in the United States. We believe that the ownership of these assets enables us to compete more effectively by ensuring availability of these resources at a favorable cost.

Operating Structure

Historically, we were organized into two operating segments, the Branch Division and the Heavy Construction Division (“HCD”). The Branch Division was comprised of branch offices that served local markets, while HCD was composed of regional offices and pursued major infrastructure projects throughout the nation.

In February 2007, we announced an organizational realignment of our business operations which is designed to accommodate growth of our vertically integrated Branch business in the West and improve profitability of our large, complex HCD projects. This realignment involved the reorganization of our operating divisions geographically into “Granite West” and “Granite East.” Granite West includes the operations of our former Branch Division as well as the western portion of our large project business that was formerly included in HCD. Granite West retains our successful decentralized operating structure, with each of its branch locations aligning under one of three operating groups: Northwest, Northern California and Southwest. Granite East includes the eastern portion of our large project business that had been included in HCD and is aligned to focus on enhancing project management oversight and discipline from estimating through execution.  With the Division office in Lewisville, Texas, Granite East also operates out of three regional offices: the Central Region, based in Lewisville, Texas; the Southeast Region, based in Tampa, Florida; and the Northeast Region, based in Tarrytown, New York.

During 2007, we completed the reassignment of our large projects in the West from our former Heavy Construction Division to our Granite West Division (with the exception of certain projects nearing completion which remain with our Granite East Division) and made substantial progress on other aspects of the realignment.  As a result, we are reporting Granite West and Granite East as new reportable segments.  Prior period results have been reclassified to conform to the new organizational structure (see Note 1 of the “Notes to the Consolidated Financial Statements”).

The following table shows the impact on revenue and gross profit of the three projects reassigned from our former Heavy Construction Division to the newly created Granite West:

Granite West	Years ended December 31,
(in thousands)	2007	2006	2005
Branch Division revenue	$1,828,024	$1,848,725	$1,591,545
Reassigned projects revenue	100,727	79,271	7,913
Granite West Division revenue	1,928,751	1,927,996	1,599,458
Branch Division gross profit	357,871	364,878	253,890
Reassigned projects gross profit (loss)	12,558	(14,291)	-
Granite West Division gross profit	370,429	350,587	253,890

Granite East	Years ended December 31,
(in thousands)	2007	2006	2005
Heavy Construction Division revenue	$869,178	$1,085,888	$1,030,109
Reassigned projects revenue	(100,727)	(79,271)	(7,913)
Granite East Division revenue	768,451	1,006,617	1,022,196
Heavy Construction Division gross profit (loss)	38,382	(86,856)	50,470
Reassigned projects gross profit	(12,558)	14,291	-
Granite East Division gross profit (loss)	25,824	(72,565)	50,470

The backlog related to the three reassigned projects was $208.0 million and $122.1 million at December 31, 2006 and 2005, respectively.

Granite West: In 2007 and 2006, Granite West contract revenue and sales of construction materials was $1.9 billion (70.4% and 64.9% of our total revenue, respectively). Granite West has both public and private sector clients. Typical public sector projects include both new construction and improvement of streets, roads, highways and bridges. Typical major private sector contracts include site preparation for housing and commercial development, including excavation, grading and street paving and installation of curbs, gutters, sidewalks and underground utilities.

Granite West currently has 15 branch offices in the western United States with additional satellite operations. Each branch reports under one of three operating groups: Northwest, Northern California and Southwest. Although most Granite West projects are started and completed within a year, the division also has the capability of constructing larger projects and currently has five active projects, each with total contract revenue greater than $50.0 million, including two projects from our legacy Heavy Construction Division. In 2007, individual branch revenues ranged from $72.7 million to $236.4 million.

As part of our strategy, our branches mine aggregates and/or operate plants that process aggregates into construction materials for internal use and for sale to others. These activities are vertically integrated into Granite West, providing both a source of profits and a competitive advantage to our construction business through the readily available supply of materials. We have significant aggregate reserves that we have acquired by ownership in fee or through long-term leases. The amount of aggregate products produced that were used in our construction projects was approximately 43.0% during 2007 and has ranged from 37.0% to 44.0% over the last five years. The remainder is sold to unaffiliated parties and accounted for the following:

Years Ended December 31,	2007	2006	2005
(in thousands)
Material sales to unaffiliated parties	$375,700	$410,159	$334,290
Percent of total revenue	13.7%	13.8%	12.7%
Percent of Granite West revenue	19.5%	21.3%	20.9%

Granite East: In 2007, revenue from Granite East was $768.5 million (28.1% of our total revenue), compared with $1.0 billion (33.9% of our total revenue) in 2006. Granite East operates in the eastern portion of the United States with a focus on large, complex infrastructure projects including major highways, large dams, mass transit facilities, bridges, pipelines, canals, waterway locks and dams, and airport infrastructure. It also performs activities such as demolition, clearing, large-scale earthwork and grading, dewatering, drainage improvements, structural concrete, rail signalization, and concrete and asphalt paving. Granite East also has the ability, if needed, to process locally sourced aggregates into construction materials using owned or rented portable crushing, concrete and asphalt processing plants.

With Division offices in Lewisville, Texas, Granite East also operates out of three regional offices: the Central Region, based in Lewisville, Texas; the Southeast Region, based in Tampa, Florida; and the Northeast Region, based in Tarrytown, New York. These regional offices provide management and administrative support and are the primary hubs for estimating efforts. Granite East construction contracts are typically greater than two years in duration with an average contract size of greater than $100.0 million.

Both Granite East and Granite West participate in joint ventures with other large construction companies. Joint ventures are used for large, technically complex projects, including design/build projects, where it is desirable to share risk and resources. Joint venture partners typically provide independently prepared estimates, shared financing and equipment and often also bring local knowledge and expertise (see “Joint Ventures; Off-Balance-Sheet Arrangements” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation”).

Design/build is increasingly being used as a method of project delivery. Unlike traditional projects where owners first hire a design firm or design a project themselves and then put the project out to bid for construction, design/build projects provide the owner with a single point of responsibility and a single contact for both design and construction. Revenue from design/build projects represented 62.2% and 65.3% of Granite East revenue in 2007 and 2006, respectively. Revenue from design/build projects represented 8.1% and 6.0% of Granite West revenue in 2007 and 2006, respectively. Although these projects carry additional risk as compared to traditional bid/build projects, the profit potential can also be higher. We frequently bid design/build projects as a part of a joint venture team.

Granite Land Company: We purchase, develop, operate, sell and otherwise invest in real estate through our Granite Land Company subsidiary (“GLC”), which also provides real estate services for other Granite operations.  GLC’s portfolio of projects includes both commercial and residential development and is geographically diversified throughout the West and Texas. In 2007, revenue from GLC was $40.7 million (1.5% of our total revenue), compared with $35.0 million (1.2% of our total revenue) in 2006.

Additional information about our business segments is contained in Note 16 of the “Notes to the Consolidated Financial Statements.”

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

Ownership of Aggregate Materials and Construction Equipment - We own and lease aggregate reserves and own processing plants that are vertically integrated into our construction operations and we own a large fleet of carefully maintained heavy construction equipment. By ensuring availability of these resources and providing quality products, we believe we have bidding advantages in many of our markets, as well as a reliable source of revenue and income from the sale of construction materials to unaffiliated parties.

Selective Bidding - We focus our resources to bid on jobs that meet our selective bidding criteria, which include analyzing the risk of a potential job in relation to available personnel to estimate and prepare the proposal, as well as personnel to effectively manage and build the project, degree of competition, experience with the type of work, relationship with the owner, local resources and partnerships, equipment resources, size and complexity of the job and profitability.

Diversification - To mitigate the risks inherent in construction and general economic factors, we pursue projects: (i) in both the public and private sectors; (ii) for a wide range of customers within each sector (from the federal government to small municipalities and from large corporations to individual homeowners); (iii) in diverse geographic markets; (iv) that are design/build, lump sum and fixed unit price; and (v) of various sizes, durations and complexity.

Decentralized Profit Centers - We approach each selected market with a local focus through our decentralized structure. Each of our Granite West branch offices and Granite East regional offices are individual profit centers.

Profit-based Incentives - We incentivize our profit center managers with a substantial variable cash and restricted stock incentive element based primarily on the annual profit performance of their respective profit centers.

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

Accident Prevention - We believe that preventing accidents is both a moral obligation and good business. By identifying and concentrating resources to address jobsite hazards, we continually strive to reduce our incident rates and the costs associated with accidents.

Environmental Responsibility - We believe it benefits everyone to maintain environmentally responsible operations. We are committed to effective measures to protect the environment and maintain good community relations. We continually monitor our performance in this area and take our responsibilities to the communities where we work and compliance with government agency requirements seriously.

Quality and High Ethical Standards - We emphasize the importance of performing high quality work and maintaining high ethical standards through an established code of conduct and an effective corporate compliance program.

Customers

We have customers in both the public and private sectors. The largest volume customer of Granite West is the California Department of Transportation (“Caltrans”). In 2007, contracts with Caltrans represented 10.0% of our total revenue, and total public sector revenue generated in California represented 23.5% of our total revenue. Other Granite West customers include departments of transportation of other states, county and city public works departments, school districts and developers and owners of industrial, commercial and residential sites. Granite East’s customers are predominantly in the public sector and currently include the numerous state departments of transportation as well as local transit authorities and federal agencies (see “Concentrations” in Note 1 of the “Notes to the Consolidated Financial Statements”).

Backlog

Our backlog includes the total value of awarded contracts that have not been completed, including our proportionate share of unconsolidated joint venture contracts. Our backlog was approximately $2.1 billion and $2.3 billion at December 31, 2007 and 2006, respectively. Approximately $1.2 billion of the December 31, 2007 backlog is expected to be completed during 2008. With the exception of certain federal government contracts, we include a construction project in our backlog at such time as a contract is awarded and funding is in place. Substantially all of the contracts in our backlog may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past (see “Contract Provisions and Subcontracting”). Certain Granite West projects are added and completed within each year and therefore not reflected in our year-end backlog. Backlog by segment is presented in “Backlog” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Equipment and Plants

We own many pieces of equipment, including cranes, bulldozers, barges, backhoes, excavators, scrapers, motor graders, loaders, trucks, pavers and rollers as well as construction materials processing plants. In 2007 and 2006, we spent approximately $88.4 million and $91.0 million, respectively, for construction equipment, plants and vehicles. Additionally, our equipment fleet increased in 2007 as a result of our acquisitions (see Note 17 of the “Notes to the Consolidated Financial Statements”). At December 31, 2007 and 2006, we owned the following construction equipment, plants and vehicles:

December 31,	2007	2006
Heavy construction equipment (units)	3,366	2,641
Trucks, truck-tractors and trailers and vehicles (units)	5,579	5,338
Aggregate crushing plants	55	55
Asphalt concrete plants	69	53
Portland cement concrete batch plants	25	25
Asphalt rubber plants	5	4
Lime slurry plants	9	9

We believe that ownership of equipment is generally preferable to leasing because ownership ensures the equipment is available as needed and normally results in lower equipment costs. We keep our equipment as fully utilized as possible by pooling certain equipment for use by both Granite West and Granite East. We regularly lease or rent equipment on a short-term basis to supplement existing equipment and respond to construction activity peaks.

Employees

On December 31, 2007, we employed approximately 2,100 salaried employees, who work in management, estimating and clerical capacities, plus 2,100 hourly employees. The total number of hourly personnel employed by us is subject to the volume of construction in progress. During 2007, the number of hourly employees ranged from 2,100 to 5,400 and averaged approximately 4,600. Three of our wholly owned subsidiaries - Granite Construction Company, Granite Construction Northeast, Inc. and Wilder Construction Company (“Wilder”) are parties to craft collective bargaining agreements in many areas in which they work.

We believe our employees are our most valuable resource and that our workforce possesses a strong dedication to and pride in our company. Among salaried and non-union hourly employees, this dedication is reinforced by 16.8% equity ownership through our Employee Stock Ownership Plan, our Profit Sharing and 401k Plan and performance-based incentive compensation arrangements at December 31, 2007. Our managerial and supervisory personnel have an average of approximately 10 years of service with us.

Competition

Factors influencing our competitiveness include price, reputation for quality, the availability of aggregate materials, machinery and equipment, financial strength, knowledge of local markets and conditions, and project management and estimating abilities. Although some of our competitors are larger than us and may possess greater resources, we believe that we compete favorably on the basis of the foregoing factors. Historically, the construction business has not usually required large amounts of capital, particularly for the smaller size construction work pursued by Granite West, which can result in relative ease of market entry for companies possessing acceptable qualifications. Granite West competitors range from small local construction companies to large regional and national construction companies. While the market areas of these competitors overlap with several of the markets served by our branches, few compete in all of our market areas. Many of our Granite West competitors have the ability to perform work in either the private or public sectors. When the market for projects in one sector contracts, these competitors will move to the other. This greater competition can reduce revenue growth and/or increase pressure on gross profit margins. In addition, we own and/or have long-term leases on aggregate resources that provide an extra measure of competitive advantage in certain markets. Granite East normally competes with large regional and national construction companies, which may or may not be larger than Granite. Although the construction business is highly competitive, we believe we are well positioned to compete effectively in the markets in which we operate.

Contract Provisions and Subcontracting

Our contracts with our customers are primarily either “fixed unit price” or “fixed price.” Under fixed unit price contracts, we are committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete poured or cubic yard of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk of performing all the work for the specified amount. The percentage of fixed price contracts in our backlog increased to approximately 72.0% at December 31, 2007 compared with approximately 68.0% at December 31, 2006. Our contracts are generally obtained through competitive bidding in response to advertisements by federal, state and local government agencies and private parties. Less frequently, contracts may be obtained through direct negotiations with private owners. Our contract risk mitigation process includes identifying risks and opportunities during the bidding process, review of bids fitting certain criteria by various levels of management and, in some cases, by the executive committee of our Board of Directors.

There are a number of factors that can create variability in contract performance and results as compared to a project’s original bid. The most significant of these include the completeness and accuracy of the original bid, costs associated with added scope changes, extended overhead due to owner and weather delays, subcontractor performance issues, changes in productivity expectations, site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable), the availability and skill level of workers in the geographic location of the project and a change in the availability and proximity of equipment or materials. All of these factors can impose inefficiencies on contract performance, which can drive up costs and lower profits. Conversely, if any of these or other factors are more positive than the assumptions in our bid, project profitability can improve. However, the ability to realize improvements on project profitability is more limited than the risk of lower profitability. Design/build projects carry additional risks such as the risk inherent in estimating quantities and prices before the project design is completed and design error risk, including higher construction costs due to any design errors, liability to the contract owner for the design of the project and right-of-way and permit acquisition costs. Although we manage this additional risk by adding contingencies to our bid amounts, obtaining errors and omissions insurance and obtaining indemnifications from our design consultants where possible, there is no guarantee that these risk management strategies will always be successful.

All of our state and federal government contracts and most of our other contracts provide for termination of the contract for the convenience of the contract owner, with provisions to pay us for work performed through the date of termination. We have not been materially adversely affected by these provisions in the past. Many of our contracts contain provisions that require us to pay liquidated damages if specified completion schedule requirements are not met and these amounts can be significant.

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

In connection with our business, we generally are required to provide various types of surety bonds that provide an additional measure of security for our performance under certain public and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time to time. The capacity of the surety market is subject to market-based fluctuations driven primarily by the level of surety industry losses and the degree of surety market consolidation. When the surety market capacity shrinks it results in higher premiums and increased difficulty obtaining bonding, in particular for larger, more complex projects throughout the market. In order to help mitigate this risk, we employ a co-surety structure involving three sureties. Although we do not believe that fluctuations in surety market capacity has significantly impacted our ability to grow our business, there is no assurance that it will not significantly impact our ability to obtain new contracts in the future (see “Item 1A. Risk Factors”).

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

In July 2007, the California Air Resources Board (“CARB”) approved a regulation that will require California equipment owners/operators to reduce diesel particulate emissions from in-use off-road diesel equipment to meet emission targets proposed for each year from 2010 to 2020. The emission targets will require California off-road diesel equipment owners to retrofit equipment with diesel particulate filters or replace equipment with new engine technology as it becomes available. Between now and the year 2020, Granite will be required to implement an equipment management strategy that includes accelerated turnover of off-road diesel equipment and retrofitting equipment with CARB approved diesel particulate filters. This will increase equipment related expenses in an amount which has not yet been determined.

As is the case with other companies in our industry, some of our aggregate products contain varying amounts of crystalline silica, a common mineral. Also, some of our construction and material processing operations release as dust crystalline silica that is in the materials being handled. Excessive, prolonged inhalation of very small-sized particles of crystalline silica has allegedly been associated with respiratory disease (including silicosis). The Mine Safety and Health Administration and the Occupational Safety and Health Administration have established occupational thresholds for crystalline silica exposure as respirable dust. We monitor to verify that our dust control procedures are keeping occupational exposures at or below the requisite thresholds and to verify that respiratory protective equipment is made available when required. We also communicate, through safety information sheets and other means, what we believe to be appropriate warnings and cautions to employees and customers about the risks associated with excessive, prolonged inhalation of mineral dust in general and crystalline silica in particular.

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

•
Our success depends on attracting and retaining qualified personnel in a competitive environment. The single largest factor in our ability to profitably execute our work is our ability to attract, develop and retain qualified personnel particularly as we grow. Our success in attracting qualified people is dependent on the resources available in individual geographic areas and the impact on the labor supply due to general economic conditions as well as our ability to provide a competitive compensation package and work environment.

•
Reductions in government funding could have a negative impact on our business. A substantial majority of our revenues are derived from contracts that are funded by federal, state and local government agencies. Our ability to obtain future public sector work at reasonable margins is highly dependent on the amount of work that is available to bid, which is largely a function of the level of government funding available.

•
Our commercial and residential site development work may be affected by economic downturns. The availability of private sector work can be adversely affected by economic downturns in the residential housing market, demand for commercial property or the availability of credit. To the extent these events occur, our operating results will be adversely affected.

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

•	Our Granite Land Company is greatly affected by the performance of the real estate industry. Our real estate development activities are subject to numerous factors beyond our control, including local real estate market conditions, substantial existing and potential competition, general national, regional and local economic conditions, fluctuations in interest rates and mortgage availability and changes in demographic conditions. If our outlook for a project’s forecasted profitability deteriorates, we may find it necessary to curtail our development activities and evaluate our real estate assets for possible impairment. If our real estate assets are determined to be impaired, the impairment would result in a charge to income from operations in the year of the impairment with a resulting decrease in our recorded net worth.

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

•
A significant portion of our revenue is from government funded contracts. Approximately 70% of our consolidated revenue in 2007 was derived from contracts funded by federal, state and local government agencies and authorities. These government contracts are subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance and accounting. Many of these contracts include express or implied certifications of compliance with applicable laws and contract provisions. As a result of our government contracting, claims for civil or criminal fraud may be brought by the government for violations of these regulations, requirements or statutes. We may also be subject to qui tam (“Whistle Blower”) litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages. Further, if we fail to comply with any of these regulations, requirements or statutes, our existing government contracts could be terminated, we could be suspended from government contracting or subcontracting, including federally funded projects at the state level. If our government contracts are terminated for any reason, or if we are suspended from government work, we could suffer a significant reduction in expected revenue.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The following table provides our estimate of certain information about our properties as of December 31, 2007:

	Land Area (acres)	Building Square Feet	Permitted Aggregate Reserves (tons)	Unpermitted Aggregate Reserves (tons)
Office and shop space (owned and leased)	1,300	1,300,000	N/A	N/A
Owned quarry property	N/A	N/A	424.0 million	435.0 million
Leased quarry property	N/A	N/A	359.0 million	565.0 million
Real estate held for development and sale	2,500	57,000	N/A	N/A

Approximately 83% of the office and shop space is used by Granite West at their various locations throughout the western United States and the remainder is primarily used by Granite East. The quarry property is located at Granite West locations throughout the western United States. We consider our available and future aggregate reserves adequate to meet our expected operating needs. We pursue a plan of acquiring new sources of aggregate reserves to replenish those depleted and to support future growth.

Item 3. LEGAL PROCEEDINGS

Silica Litigation

Our wholly owned subsidiary Granite Construction Company (“GCCO”) is one of approximately 100 to 300 defendants in nine active California Superior Court lawsuits. Of the nine lawsuits, five were filed against GCCO in 2005 and four were filed against GCCO in 2006, in Alameda County (Riley vs. A-1 Aggregates, et al.; Molina vs. A-1 Aggregates, et al.; Dominguez vs. A-1 Aggregates, et al.; Cleveland vs. A. Teichert & Son.; Guido vs. A. Teichert & Son, Inc.; Williams vs. A. Teichert & Son, Inc.; Horne vs. Teichert & Son, Inc.; Kammer vs.A-1 Aggregates, et al.; and Solis vs. The 3M Company et al.). Each lawsuit was brought by a single plaintiff who is seeking money damages by way of various causes of action, including strict product and market share liability, and alleges personal injuries caused by exposure to silica products and related materials during the plaintiffs’ use or association with sand blasting or grinding concrete. The plaintiff in each lawsuit has categorized the defendants as equipment defendants, respirator defendants, premises defendants and sand defendants. We have been identified as a sand defendant, meaning a party that manufactured, supplied or distributed silica-containing products. Our preliminary investigation revealed that we have not knowingly sold or distributed abrasive silica sand for sandblasting, and therefore, we believe the probability of these lawsuits resulting in an incurrence of a material liability is remote. We have been dismissed from fifteen other similar lawsuits.

Hiawatha Project DBE Issues

The Hiawatha Light Rail Transit (“HLRT”) project was performed by Minnesota Transit Constructors (“MnTC”), a joint venture that consisted of GCCO and other unrelated companies.  GCCO was the managing partner of the joint venture, with a 56.5% interest.  The Minnesota Department of Transportation (“MnDOT”) is the contracting agency for this federally funded project.  MnDOT and the U.S. Department of Transportation Office of Inspector General (“OIG”) each conducted a review of the Disadvantaged Business Enterprise (“DBE”) program maintained by MnTC for the HLRT project.  In addition, the U.S. Department of Justice (“USDOJ”) is conducting an investigation into compliance issues with respect to MnTC’s DBE Program for the HLRT project.  MnDOT and the OIG (collectively, the “Agencies”) have initially identified certain compliance issues in connection with MnTC’s DBE Program and, as a result, have determined that MnTC failed to meet the DBE utilization criteria as represented by MnTC. Although there has been no formal administrative subpoena issued, nor has a civil complaint been filed in connection with the administrative reviews or the investigation, MnDOT has proposed a monetary sanction of $4.3 million against MnTC and specified DBE training for  personnel from the members of the MnTC joint venture as a condition of future bidding on MnDOT work by joint venture members of MnTC.  MnTC is fully cooperating with the Agencies and the USDOJ and, on July 2, 2007, presented its response to the initial determinations of the Agencies as well as the investigation by the USDOJ.  We have yet to receive a formal reply from the Agencies or the USDOJ, although informal discussions have been continuing and we cannot rule out the possibility of a criminal action being brought against MnTC or one of its members.

I-494 Project DBE Issues

The I-494 project was performed by a joint venture (“JV”) that consisted of GCCO and another unrelated party.  GCCO was the managing partner of the JV, with a 60% interest.  MnDOT is the contracting agency for this federally funded project.  MnDOT conducted a review of the DBE program maintained by the JV for the I-494 project.  MnDOT has initially identified certain compliance issues in connection with the JV’s DBE program, and as a result, has determined that the JV failed to meet the DBE utilization criteria as represented by the JV.  Although there has been no formal administrative subpoena, nor has a civil complaint been filed in connection with the administrative reviews, MnDOT has proposed a monetary sanction of $200,000 against the JV and specified DBE training for personnel from the members of the JV as a condition of future bidding on MnDOT work by joint venture members of the JV.  The JV is fully cooperating with MnDOT and has the opportunity to present its response to MnDOT’s initial determinations.  The JV is investigating MnDOT’s initial determinations and preparing its response thereto.  Therefore, we cannot reasonably estimate the amount of any monetary sanction or what, if any, other sanction conditions might ultimately be imposed.

US Highway 20 Project

GCCO and its subsidiary, Wilder are the members of a joint venture known as Yaquina River Constructors (“YRC”) which is currently constructing a new road alignment of US Highway 20 near Eddyville, Oregon under contract with the Oregon Department of Transportation (ODOT).  The project involves constructing seven miles of new road through steep and forested terrain in the Coast Range Mountains.  During the fall and winter of 2006, extraordinary rain events produced runoff that overwhelmed erosion control measures installed at the project and resulted in discharges to surface water in alleged violations of the stormwater permit.  The Oregon Department of Environmental Quality (“DEQ”) has issued notices of violation and fine of $90,000 to ODOT and $240,000 to YRC for these alleged violations.  YRC has filed an answer to the notice of violation and is attempting to negotiate resolution with the DEQ. The Oregon Department of Justice is conducting a criminal investigation in connection with stormwater runoff from the project. YRC and its members are fully cooperating in the investigation, but YRC does not know whether criminal or civil charges, if any, will be brought or against whom. Therefore, we cannot estimate what, if any, criminal or civil penalty or conditional assessment will result from this investigation.

Other Legal Proceedings

We are a party to a number of other legal proceedings arising in the normal course of business which, from time to time, include inquiries from public agencies seeking information concerning our compliance with government construction contracting requirements and related laws and regulations. We believe that the nature and number of these proceedings and compliance inquiries are typical for a construction firm of our size and scope. Our litigation typically involves claims regarding public liability or contract related issues. While management currently believes, after consultation with counsel, that the ultimate outcome of such proceedings and compliance inquiries which are currently pending, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations or cash flows, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations, cash flows and/or financial position. While any one of our pending legal proceedings is subject to early resolution as a result of our ongoing efforts to settle, whether or when any legal proceeding will resolve through settlement is neither predictable nor guaranteed.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2007, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position
William G. Dorey	63	President, Chief Executive Officer and Director
Mark E. Boitano	59	Executive Vice President and Chief Operating Officer
William E. Barton	63	Senior Vice President and Chief Financial Officer
Michael F. Donnino	53	Senior Vice President and Granite East Division Manager
James H. Roberts	51	Senior Vice President and Granite West Division Manager

Granite Construction Incorporated was incorporated in Delaware in January 1990 as the holding company for Granite Construction Company, which was incorporated in California in 1922. All dates of service for our executive officers include the periods in which they served for Granite Construction Company.

Mr. Dorey has been an employee of Granite since 1968 and has served in various capacities, including President and Chief Executive Officer since January 2004, President and Chief Operating Officer from February 2003 to December 2003, Executive Vice President and Chief Operating Officer from 1998 to February 2003, Senior Vice President and Manager, Branch Division from 1987 to 1998, and Vice President and Assistant Manager, Branch Division from 1983 to 1987. Mr. Dorey has also served as a member of our Board of Directors since January 2004 and as a director of TIC Holdings, Inc. from 1997 to 2002. He received a B.S. degree in Construction Engineering from Arizona State University in 1967.

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

Mr. Barton has been an employee of the Company since 1980 and has served as Senior Vice President and Chief Financial Officer since 1999, and as Vice President and Chief Financial Officer from 1990 to 1999. In 1997, he became a director of TIC Holdings, Inc. Mr. Barton received a B.S. degree in Accounting and Finance from San Jose State University in 1967 and an M.B.A. degree from Santa Clara University in 1973.

Mr. Donnino joined Granite in 1977 and has served as Senior Vice President since January 2005, Manager of Granite East since February 2007, and Heavy Construction Division Manager from January 2005 to February 2007. He served as Vice President and Heavy Construction Division Assistant Manager during 2004, Texas Regional Manager from 2000 to 2003 and Dallas Estimating Office Area Manager from 1991 to 2000. Mr. Donnino received a B.S.C.E. in Structural, Water and Soils Engineering from the University of Minnesota in 1976.

Mr. Roberts joined Granite in 1981 and has served in various capacities, including Senior Vice President since May 2004, Granite West Manager since February 2007, Branch Division Manager from May 2004 to February 2007, Vice President and Assistant Branch Division Manager from 1999 to 2004, and Regional Manager of Nevada and Utah Operations from 1995 to 1999. He received a B.S.C.E. in 1979 and an M.S.C.E. in 1980 from the University of California, Berkeley, and an M.B.A. from the University of Southern California in 1981.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the ticker symbol GVA. See “Quarterly Results” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” for a two-year summary of quarterly dividends and high and low sales prices of our stock.

We have paid quarterly cash dividends since the second quarter of 1990, and we expect to continue to pay quarterly cash dividends. However, declaration and payment of dividends is within the sole discretion of our Board of Directors, subject to limitations imposed by Delaware law and compliance with our credit agreements, and will depend on our earnings, capital requirements, financial condition and other such factors as the Board of Directors deems relevant.

As of February 13, 2008, there were 38,952,477 shares of our common stock outstanding held by 1,259 shareholders of record.

During the three months ended December 31, 2007, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended December 31, 2007:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs[2]	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
October 1, 2007 through October 31, 2007	-	-	-	$200,000,000
November 1, 2007 through November 30, 2007	1,672,930	$36.13	1,672,930	$139,552,782
December 1, 2007 through December 31, 2007[1]	798,836	$40.50	797,500	$107,253,170
	2,471,766	$37.54	2,470,430

1The number of shares purchased includes 1,336 shares purchased in connection with employee tax withholding for shares granted under our Amended and Restated 1999 Equity Incentive Plan and shares purchased under our share repurchase program.

2In October 2007, our Board of Directors authorized us to repurchase, at management’s discretion, up to $200.0 million of our common stock.  Under the new repurchase program, the Company may repurchase shares from time to time on the open market or in private transactions.  The specific timing and amount of repurchases will vary based on market conditions, securities law limitations and other factors. The share repurchase program may be suspended or discontinued at any time without prior notice. This new program replaced a $25.0 million share repurchase program announced in 2002.

Performance Graph

The following graph compares the 5-year cumulative total return to shareholders on Granite Construction Incorporated’s common stock relative to the cumulative total returns of the S&P 500 index and the Dow Jones US Heavy Construction index. The Dow Jones US Heavy Construction index includes the following companies:  EMCOR Group Inc., Fluor Corp., Granite Construction Inc., Insituform Technologies Inc., Jacobs Engineering Group Inc., McDermott International Inc., Quanta Services Inc. and Shaw Group Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2002 and its relative performance is tracked through December 31, 2007.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$600
$500
$400
$300
$200
$100
$0
12/02
12/03
12/04
12/05
12/06
12/07
Granite Construction Incorporated
S&P 500
Dow Jones US Heavy Construction

* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	2002	2003	2004	2005	2006	2007
Granite Construction Incorporated	$100	$154.79	$178.40	$243.98	$344.72	$250.01
S & P 500	100	128.68	142.69	149.70	173.34	182.87
Dow Jones US Heavy Construction	100	136.41	165.42	239.03	298.17	566.39

Item 6. SELECTED FINANCIAL DATA

The selected consolidated operations data for 2007, 2006 and 2005 and consolidated balance sheet data as of December 31, 2007 and 2006 set forth below have been derived from our audited consolidated financial statements included herein, and are qualified by reference to those consolidated financial statements. The selected consolidated operations data for 2003 and 2004 and the consolidated balance sheet data as of December 31, 2003, 2004 and 2005 have been derived from our audited consolidated financial statements not included herein. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

Selected Consolidated Financial Data
Years Ended December 31,	2007	2006	2005	2004*	2003
Operating Summary	(In Thousands, Except Per Share Data)
Revenue	$2,737,914	$2,969,604	$2,641,352	$2,136,212	$1,844,491
Gross profit	410,744	295,720	319,372	222,021	226,450
As a percent of revenue	15.0	10.0	12.1	10.4	12.3
General and administrative expenses	246,202	204,281	183,392	157,035	151,879
As a percent of revenue	9.0	6.9	6.9	7.4	8.2
Provision for (reversal of) legal judgment	-	(4,800)	9,300	-	-
Goodwill impairment charge**	-	18,011	-	-	-
Acquisition expense***	7,752	-	-	-	-
Net income	112,065	80,509	83,150	57,007	60,504
As a percent of revenue	4.1	2.7	3.1	2.7	3.3
Net income per share:
Basic	$2.74	$1.97	$2.05	$1.41	$1.51
Diluted	2.71	1.94	2.02	1.39	1.48
Weighted average shares of common stock:
Basic	40,866	40,874	40,614	40,390	40,175
Diluted	41,389	41,471	41,249	41,031	40,808
Balance Sheet
Total assets	$1,786,418	$1,632,838	$1,472,230	$1,277,954	$1,060,410
Cash, cash equivalents and marketable securities	485,348	394,878	301,381	277,692	201,985
Working capital	397,568	319,762	367,801	355,927	274,947
Current maturities of long-term debt	28,696	28,660	26,888	15,861	8,182
Long-term debt	268,417	78,576	124,415	148,503	126,708
Other long-term liabilities	46,441	58,419	46,556	40,641	29,938
Shareholders’ equity	700,199	694,544	621,560	550,474	504,891
Book value per share	17.75	16.60	14.91	13.23	12.16
Dividends per share	0.43	0.40	0.40	0.40	0.40
Common shares outstanding	39,451	41,834	41,682	41,612	41,528
Backlog	$2,084,545	$2,256,587	$2,331,540	$2,437,994	$1,985,788

* Effective January 1, 2004, we adopted Financial Accounting Standards Board Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities”.

**During the year ended December 31, 2006, we recorded a goodwill impairment charge of approximately $18.0 million related to our Granite Northeast operation in New York .

***During the fourth quarter ended December 31, 2007, we incurred a charge of $7.8 million associated with the acquisition of the remaining shares of Wilder Construction Company (see Note 15 of the “Notes to the Consolidated Financial Statements”).

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

We are one of the largest heavy civil contractors in the United States as well as one of the largest construction materials production companies in the Western United States. We are engaged in the construction of highways, dams, airport infrastructure, mass transit facilities and other infrastructure-related projects as well as residential and commercial site development. We have offices in Alaska, Arizona, California, Florida, Minnesota, Nevada, New York, Texas, Utah and Washington. Our business involves three operating segments: Granite West, Granite East and Granite Land Company (“GLC”) .

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

In February 2007, we announced an organizational realignment of our business operations which is designed to accommodate growth of our vertically integrated Branch business in the West and improve profitability of our large, complex Heavy Construction Division (“HCD”) projects. This realignment involved the reorganization of our operating divisions geographically into “Granite West” and “Granite East.” Granite West includes the operations of our former Branch Division as well as the western portion of our large project business that was formerly included in HCD. Granite West retains our successful decentralized operating structure, with each of its branch locations aligning under one of three operating groups: Northwest, Northern California and Southwest. Granite East includes the eastern portion of our large project business that had been included in HCD and is aligned to focus on enhancing project management oversight and discipline from estimating through execution.  With the Division office in Lewisville, Texas, Granite East also operates out of three regional offices: the Central Region, based in Lewisville, Texas; the Southeast Region, based in Tampa, Florida; and the Northeast Region, based in Tarrytown, New York.

During 2007, we completed the reassignment of our large projects in the West from our former Heavy Construction Division to our Granite West Division (with the exception of certain projects nearing completion which remain with our Granite East Division) and made substantial progress on other aspects of the realignment.  As a result, we are reporting Granite West and Granite East as new reportable segments.  Prior period results have been reclassified to conform to the new organizational structure (see Note 1 of the “Notes to the Consolidated Financial Statements”).

Current Year Overview

Comparative Financial Summary
Years ended December 31,	2007	2006	2005
(in thousands)
Total revenue	$2,737,914	$2,969,604	$2,641,352
Gross profit	410,744	295,720	319,372
General and administrative expenses	246,202	204,281	183,392
Provision for (reversal of) legal judgment	-	(4,800)	9,300
Goodwill impairment charge	-	18,011	-
Gain on sales of property and equipment	10,343	10,408	8,235
Operating income	174,885	88,636	134,915
Acquisition expense	7,752	-	-
Net income	112,065	80,509	83,150

Our results of operations for the year ended December 31, 2007 reflect improved results from Granite East which realized positive gross margins during the year compared with negative gross margins for the year ended December 31, 2006 and higher gross profit from Granite West. Our operating results for the year ended December 31, 2007 included increases in general and administrative expenses due primarily to costs incurred to support our acquisitions, growth strategy and higher variable compensation resulting from improved profitability. Additionally, our net income for the year ended December 31, 2007 reflects a one-time expense related to our acquisition of the remaining shares of Wilder Construction Company which was partially offset by an increase in non-operating income due primarily to the gain on a sale of a building by a partnership in which we hold an equity method investment which was recorded as equity in income of affiliates in our statements of income.

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

Certain of our accounting policies and estimates require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from construction contracts, the valuation of certain assets and insurance estimates. We evaluate all of our estimates and judgments on an on-going basis.

Revenue Recognition for Construction Contracts: Our contracts with our customers are primarily either “fixed unit price” or “fixed price.” Under fixed unit price contracts, we are committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete poured or cubic yards of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk that we may not be able to perform all the work profitably for the specified contract amount. The percentage of fixed price contracts in our backlog increased from approximately 68.0% at December 31, 2006 to approximately 72.0% at December 31, 2007. All state and federal government contracts and many of our other contracts provide for termination of the contract for the convenience of the party contracting with us, with provisions to pay us for work performed through the date of termination.

We use the percentage of completion accounting method for construction contracts in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue and earnings on construction contracts, including construction joint ventures, are recognized using the percentage of completion method in the ratio of costs incurred to estimated final costs. Revenue in an amount equal to cost incurred is recognized prior to contracts reaching 25% completion. The related profit is deferred until the period in which such percentage completion is attained. It is our judgment that until a project reaches 25% completion, there is insufficient information to determine what the estimated profit on the project will be with a reasonable level of assurance. In the case of large complex design/build projects we may continue to defer profit recognition beyond the point of 25% completion based on an evaluation of specific project risks. The factors considered in this evaluation of risk associated with each design/build project include the stage of design completion, the stage of construction completion, status of outstanding purchase orders and subcontracts, certainty of quantities, certainty of schedule and the relationship with the owner.

Revenue from contract claims is recognized when we have a signed settlement agreement and payment is assured. Revenue from contract change orders, which occur in most large projects, is recognized when the owner has agreed to the change order in writing. Provisions are recognized in the statements of income for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. Contract cost consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). Depreciation is provided using accelerated methods for construction equipment. Contract cost is recorded as incurred and revisions in contract revenue and cost estimates are reflected when known. The completion threshold for the start of contract profit recognition is applied to all percentage of completion projects unless and until we project a loss on the project, in which case the estimated loss is immediately recognized.

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Our cost estimates for all of our significant projects use a highly detailed “bottom up” approach and we believe our experience allows us to provide materially reliable estimates. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include the completeness and accuracy of the original bid, costs associated with added scope changes, extended overhead due primarily to owner and weather delays, subcontractor performance issues, changes in productivity expectations, site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable), the availability and skill level of workers in the geographic location of the project and a change in the availability and proximity of equipment and materials. The foregoing factors as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit between periods and these fluctuations may be significant. Substantial changes in cost estimates, particularly in our larger, more complex projects have had and can in future periods have a significant effect on our profitability.

Valuation of Real Estate Held for Development and Sale and other Long Lived Assets: Real Estate held for development and sale and other long-lived assets, which include property, equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess impairment of long-lived assets in accordance with FAS No. 144, “Impairment of Long-Lived Assets” (“FAS 144”). Circumstances which could trigger an impairment review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; or current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the cash flows expected to result from the use and eventual disposal of the asset. An impairment loss is recognized in the Statement of Income when the carrying amount is not recoverable and exceeds fair value. In 2007, our analysis determined that a $3.0 million portion of our real estate held for development and sale was impaired. As a result, we recorded this amount as an impairment charge in the quarter ended December 31, 2007.

The process of estimating future cash flows related to an asset involves significant judgment, including future cash inflows related to the use or eventual sale of the asset and future cash outflows related to the development or use of the asset.  Although we believe the estimates and assumptions we used in testing for impairment are reasonable and supportable, significant changes in any one of our assumptions could produce a significantly different result.

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

Current Year

Revenue

Total Revenue
Years ended December 31,	2007		2006		2005
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Revenue by Division:
Granite West	$1,928,751	70.4	$1,927,996	64.9	$1,599,458	60.6
Granite East	768,451	28.1	1,006,617	33.9	1,022,196	38.7
GLC	40,712	1.5	34,991	1.2	19,698	0.7
Total	$2,737,914	100.0	$2,969,604	100.0	$2,641,352	100.0

Granite West Revenue
Years ended December 31,	2007		2006		2005
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
California:
Public sector	$595,733	56.7	$537,967	48.5	$374,642	43.0
Private sector	215,770	20.5	300,245	27.0	282,752	32.4
Material sales	239,660	22.8	272,039	24.5	214,520	24.6
Total	$1,051,163	100.0	$1,110,251	100.0	$871,914	100.0
West (excluding California):
Public sector	$563,392	64.2	$508,559	62.2	$445,590	61.2
Private sector	178,156	20.3	171,166	20.9	164,821	22.7
Material sales	136,040	15.5	138,020	16.9	117,133	16.1
Total	$877,588	100.0	$817,745	100.0	$727,544	100.0
Total Granite West Revenue:
Public sector	$1,159,125	60.1	$1,046,526	54.3	$820,232	51.3
Private sector	393,926	20.4	471,411	24.4	447,573	28.0
Material sales	375,700	19.5	410,059	21.3	331,653	20.7
Total	$1,928,751	100.0	$1,927,996	100.0	$1,599,458	100.0

Granite West Revenue: Revenue from Granite West for the year ended December 31, 2007 increased by $0.8 million, or 0.1%, compared with the year ended December 31, 2006. Our California revenue in 2007 was most impacted by the continued slowing of residential construction which led to decreases in both private sector construction revenue and revenue from the sale of construction materials. These decreases were partially offset by increased California public sector revenue, primarily driven by a higher volume of projects available to bid. We continue to see additional competition for the available public sector work, as competitors migrate from the increasingly scarce private sector work. Our revenue from the West (excluding California) in 2007 included approximately $89.0 million generated as a result of our acquisition of certain assets of the Superior Group of Companies on April 3, 2007. Other than Northern Nevada, our locations outside of California have generally been less impacted by the slowing of residential construction.

Granite East Revenue
Years ended December 31,	2007		2006		2005
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Revenue by Geographic Area:
Midwest	$93,896	12.2	$43,480	4.3	$77,104	7.5
Northeast	196,653	25.6	259,462	25.8	299,950	29.4
South	125,164	16.3	217,647	21.6	199,579	19.5
Southeast	299,084	38.9	281,568	28.0	216,442	21.2
West	53,654	7.0	204,460	20.3	229,121	22.4
Total	$768,451	100.0	$1,006,617	100.0	$1,022,196	100.0
Revenue by Market Sector:
Public sector	$747,580	97.3	$979,475	97.3	$987,794	96.6
Private sector	20,871	2.7	27,042	2.7	31,765	3.1
Material sales	-	-	100	-	2,637	0.3
Total	$768,451	100.0	$1,006,617	100.0	$1,022,196	100.0
Revenue by Contract Type:
Fixed unit price	$128,501	16.7	$243,103	24.2	$323,048	31.6
Fixed price, including design/build	639,950	83.3	763,395	75.8	696,511	68.1
Other	-	-	119	-	2,637	0.3
Total	$768,451	100.0	$1,006,617	100.0	$1,022,196	100.0

Granite East Revenue: Revenue from Granite East for the year ended December 31, 2007 decreased by $238.2 million, or 23.7%, compared with the year ended December 31, 2006. Geographically, the largest decreases were experienced in the West, South and Northeast.  Under the realignment, Granite East retained a project in the West that was nearing completion and the decrease in revenue in the West reflects progress on the retained project over time.  In the South and Northeast the decreases were due primarily to certain large projects in Texas and New York nearing completion. Increases in the Southeast resulted from revenue contributions from a large design/build project in Mississippi that was awarded in February 2006. Increases in the Midwest resulted from revenue contributions from a large design/build project in Missouri that was awarded in the fourth quarter of 2006.  The percent of our revenue from fixed price contracts increased in 2007 due primarily to a higher percentage of design/build projects in our backlog.

The following table provides additional information about our revenue from large projects for the years ended December 31, 2007, 2006 and 2005:

Large Project Revenue
Years ended December 31,	2007	2006	2005
(in thousands)
Granite West	$160,232	$185,474	$72,476
Number of projects *	6	6	3
Granite East	$732,086	$889,201	$899,475
Number of projects *	31	28	34
Total	$892,318	$1,074,675	$971,951
Number of projects *	37	34	37

* Includes only projects with a total contract value greater than $50.0 million and over $1.0 million of revenue in the respective periods.

Granite Land Company Revenue: Revenue from GLC for the year ended December 31, 2007 increased by $5.7 million, or 16.4%, compared with the year ended December 31, 2006. GLC’s revenue is dependent on the timing of real estate sales transactions, which  are relatively few in number and can cause variability in the timing of revenue and profit recognition.

Backlog

Total Backlog
December 31,	2007		2006
(in thousands)	Amount	Percent	Amount	Percent
Backlog by Division:
Granite West	$854,142	41.0	$1,015,674	45.0
Granite East	1,230,403	59.0	1,240,913	55.0
Total	$2,084,545	100.0	$2,256,587	100.0

Granite West Backlog
December 31,	2007		2006
(in thousands)	Amount	Percent	Amount	Percent
California:
Public sector	$352,398	83.9	$423,542	84.2
Private sector	67,479	16.1	79,718	15.8
Total	$419,877	100.0	$503,260	100.0
West (excluding California):
Public sector	$398,380	91.7	$438,256	85.5
Private sector	35,885	8.3	74,158	14.5
Total	$434,265	100.0	$512,414	100.0
Total Granite West backlog:
Public sector	$750,778	87.9	$861,798	84.8
Private sector	103,364	12.1	153,876	15.2
Total Granite West backlog	$854,142	100.0	$1,015,674	100.0

Granite West Backlog: Granite West backlog of $854.1 million at December 31, 2007 was $161.5 million, or 15.9%, lower than at December 31, 2006. The lower private sector backlog at December 31, 2007 compared with December 31, 2006 is primarily a result of the slowing demand for residential construction, particularly in certain California and Nevada markets. The lower 2007 public sector backlog in California was largely due to increased competition for the available work as contractors migrate from the increasingly scarce private sector work. Additionally, the lower public sector backlog reflects progress on a $234.2 million joint venture highway reconstruction project in Utah that was awarded at the end of 2005. Granite West project awards in the fourth quarter 2007 included a $24.4 million highway reconstruction project near the California-Nevada border.

Granite East Backlog
December 31,	2007		2006
(in thousands)	Amount	Percent	Amount	Percent
Backlog by Geographic Area:
Midwest	$328,971	26.8	$422,942	34.1
Northeast	133,052	10.8	219,835	17.7
South	144,210	11.7	213,447	17.2
Southeast	613,057	49.8	322,619	26.0
West	11,113	0.9	62,070	5.0
Total	$1,230,403	100.0	$1,240,913	100.0
Backlog by Market Sector:
Public sector	$1,213,484	98.6	$1,205,752	97.2
Private sector	16,919	1.4	35,161	2.8
Total	$1,230,403	100.0	$1,240,913	100.0
Backlog by Contract Type:
Fixed unit price	$64,580	5.2	$171,239	13.8
Fixed price including design/build	1,165,823	94.8	1,069,674	86.2
Total	$1,230,403	100.0	$1,240,913	100.0

Granite East Backlog: Granite East backlog of $1.2 billion at December 31, 2007 was $10.5 million, or 0.8%, lower than at December 31, 2006. The higher 2007 backlog in the Southeast was largely driven by the award in March 2007 of a $464.0 million joint venture design/build highway project in Maryland. The backlog increase in the Southeast was offset by lower backlog in the other Granite East geographic areas as we continued our strategy of bidding at higher margins in our home markets. Additional project awards during the year ended December 31, 2007 included a $37.0 million freeway project in Texas, a $93.0 million turnpike project in Florida and approximately $76.7 million in additional awards related to our 20% share of a joint venture project to construct a transportation hub at the World Trade Center in New York. We currently expect that the total revenue on this contract could exceed $1.5 billion of which our share could exceed $300.0 million.

The following tables provide additional information about our large project backlog at December 31, 2007 and 2006:

Large Project Backlog
December 31,	2007	2006
(in thousands)
Granite West	$223,952	$313,522
Number of projects**	5	5
Granite East	$1,189,998	$1,193,919
Number of projects**	18	24
Total	$1,413,950	$1,507,441
Number of projects**	23	29

** Includes only projects with total contract value greater than $50.0 million and remaining backlog over $1.0 million at the respective date.

Large Project Backlog by Expected Profitability
December 31, 2007 (in thousands)	Number of Projects***	Average Percent Complete	Backlog Amount	Percent of Large Project Backlog
Projects with forecasted loss
Granite West	1	38%	$80,688	5.7%
Granite East	9	58%	145,016	10.3%
Total projects with a forecasted loss	10	51%	225,704	16.0%
Projects with forecasted profit
Granite West	4	44%	143,264	10.1%
Granite East	9	24%	1,044,982	73.9%
Total projects with forecasted profit	13	27%	1,188,246	84.0%
Total	23		$1,413,950	100.0%

December 31, 2006 (in thousands)	Number of Projects***	Average Percent Complete	Backlog Amount	Percent of Large Project Backlog
Projects with forecasted loss
Granite West	1	29%	$92,648	6.2%
Granite East	9	70%	294,699	19.5%
Total projects with a forecasted loss	10	60%	387,347	25.7%
Projects with forecasted profit
Granite West	4	32%	220,874	14.6%
Granite East	15	23%	899,220	59.7%
Total projects with forecasted profit	19	25%	1,120,094	74.3%
Total	29		$1,507,441	100.0%

*** Includes only projects with total contract value greater than $50.0 million and remaining backlog over $1.0 million.

Gross Profit

Years ended December 31,	2007	2006	2005
(in thousands)
Granite West	$370,429	$350,587	$253,890
Percent of division revenue	19.2%	18.2%	16.0%
Granite East	$25,824	$(72,565)	$50,470
Percent of division revenue	3.4%	(7.2)%	4.9%
GLC	$15,840	$17,570	$12,271
Percent of division revenue	38.9%	50.2%	62.3%
Other	$(1,349)	$128	$2,741
Total gross profit	$410,744	$295,720	$319,372
Percent of total revenue	15.0%	10.0%	12.1%

Gross Profit: As more fully described under “Critical Accounting Estimates” we recognize revenue only equal to cost, deferring profit recognition, until a project reaches 25% completion. In the case of large, complex design/build projects, we may continue to defer profit recognition beyond the point of 25% completion until such time as we believe we have enough information to make a reasonably dependable estimate of contract revenue and cost. Because we have a large number of projects at various stages of completion in Granite West, this policy generally has a lesser impact on Granite West’s gross profit on a quarterly or annual basis. However, Granite East has fewer projects in process at any given time and those projects tend to be much larger than Granite West projects. As a result, Granite East gross profit as a percent of revenue can vary significantly in periods where one or several very large projects reach our completion threshold and the deferred profit is recognized or conversely, in periods where backlog is growing rapidly and a higher percentage of projects are in their early stages with no associated gross margin recognition.

Revenue from projects less than our completion threshold, for which no margin has been recognized, was as follows:

Revenue from Contracts with Deferred Profit
Years ended December 31,	2007	2006	2005
(in thousands)
Granite West	$43,590	$24,868	$26,498
Granite East	131,694	16,397	49,614
Total revenue from contracts with deferred profit	$175,284	$41,265	$76,112

Additionally, as we also describe under “Critical Accounting Estimates” we do not recognize revenue from contract claims until we have a signed agreement and payment is assured and we do not recognize revenue from contract change orders until the contract owner has agreed to the change order in writing. However, we do recognize the costs related to any contract claims or pending change orders in our forecasts when we are contractually obligated to incur them. As a result, our gross profit as a percent of revenue can vary during periods where a large volume of change orders or contract claims are pending resolution (reducing gross profit percent) or, conversely, during periods where large change orders or contract claims are agreed or settled (increasing gross profit percent). Although this variability can occur in both Granite West and Granite East, it can be much more pronounced in Granite East because of the larger size and complexity of its projects.

Granite West gross profit as a percent of revenue for 2007 increased to 19.2% from 18.2% for 2006. The increase was largely due to the positive effect of project forecast changes in 2007 of approximately $23.0 million due to the settlement of outstanding issues with contract owners, higher productivity than originally estimated and the resolution of certain project uncertainties.  Additionally, in 2006 Granite West was negatively impacted by approximately $18.0 million in net project forecast changes – primarily from the estimated loss recorded on our highway project in western Oregon (see Note 2 of the “Notes to the Consolidated Financial Statements”). Construction materials gross profit as a percent of materials sales for 2007 decreased to 20.1% from 23.6% for 2006 primarily due to a change in product mix resulting from the reduced demand for certain products typically utilized in residential construction.

Granite East gross profit as a percent of revenue for 2007 increased to 3.4% from a negative gross margin of 7.2% for 2006. The improved gross profit margin in 2007 was driven by a significantly lower impact from negative forecast estimate changes. The net impact of project forecast estimate changes for 2007 was an increase in gross profit of approximately $3.0 million compared with a decrease of  approximately $123.0 million for 2006 (see Note 2 of the “Notes to the Consolidated Financial Statements”).

When we experience significant contract forecast changes, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as a change in estimate. In our review of these changes, we did not identify any material amounts that should have been recorded in a prior period.

GLC gross profit in 2007 and 2006 of $15.8 million and $17.6 million, respectively, included approximately $8.8 million and $7.8 million, respectively, related to our minority partners’ share. Included in GLC’s cost of revenue for 2007 was $3.0 million resulting from the partial impairment of a residential development project in California (see Note 6 of the “Notes to the Consolidated Financial Statements”).

General and Administrative Expenses

Years ended December 31,	2007	2006	2005
(in thousands)
Salaries and related expenses	$124,804	$102,935	$94,901
Incentive compensation, discretionary profit sharing and other variable compensation	37,745	33,094	28,294
Other general and administrative expenses	83,653	68,252	60,197
Total	$246,202	$204,281	$183,392
Percent of revenue	9.0%	6.9%	6.9%

General and Administrative Expenses: General and administrative expenses increased by $41.9 million, or 20.5%, to $246.2 million in 2007 from $204.3 million in 2006. Salaries and related expenses in 2007 increased $21.9 million, or 21.2%, compared to 2006 primarily due to increased personnel and associated costs to support the addition of our new business in the state of Washington and our overall growth strategy - particularly in Granite West. Incentive compensation, discretionary profit sharing and other variable compensation in 2007 increased $4.7 million, or 14.1%, when compared to 2006 due to higher income and greater participation in our incentive compensation plans. Other general and administrative expenses in 2007 increased $15.4 million, or 22.6%, compared to 2006 due primarily to the addition of our new business in the state of Washington, increased costs related to technology upgrades and higher reserves for doubtful accounts. Other general and administrative expenses include information technology, occupancy, office supplies, depreciation, travel and entertainment, outside services, marketing, training and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses.

Gain on Sales of Property and Equipment

Years ended December 31,	2007	2006	2005
(in thousands)
Gain on sales of property and equipment	$10,343	$10,408	$8,235

Gain on Sales of Property and Equipment: Gain on sales of property and equipment for the year ended December 31, 2007 was comparable to the prior year.

Other Income (Expense)

Years ended December 31,	2007	2006	2005
(in thousands)
Interest income	$26,925	$24,112	$11,573
Interest expense	(6,367)	(4,492)	(6,932)
Acquisition expense	(7,752)	-	-
Equity in income of affiliates	5,205	2,157	1,497
Other, net	5,498	2,604	1,258
Total	$23,509	$24,381	$7,396

Other Income (Expense): Interest income increased $2.8 million, or 11.7%, in 2007 compared with 2006 due to higher balances of interest bearing investments. Interest expense increased in 2007 compared to 2006 due primarily to an increase in average debt outstanding under our revolving line of credit. Equity in income of affiliates for 2007 included a gain of approximately $3.9 million on a sale of a building by a partnership in which we hold an equity method investment. In December of 2007, we purchased all remaining shares of Wilder, which resulted in a charge of approximately $7.8 million (see Note 15 of the “Notes to the Consolidated Financial Statements”). The increase in other (net) during 2007 was primarily related to capital gains of $2.9 million from certain mutual fund investments.

Provision for Income Taxes

Years ended December 31,	2007	2006	2005
(in thousands)
Provision for income taxes	$65,470	$38,678	$41,413
Effective tax rate	33.0%	34.2%	29.1%

Provision for Income Taxes: Our effective tax rate decreased to 33.0% in 2007 from 34.2% in 2006. The decrease was primarily driven by higher minority interest in income of consolidated joint ventures and other entities which are not subject to income taxes on a stand-alone basis.  The impact of higher minority interest was partially offset by the effect of the $7.8 million charge taken related to the purchase of the remaining Wilder shares which is not deductible for tax purposes (see Note 15 of the “Notes to the Consolidated Financial Statements”).

Minority Interest in Consolidated Subsidiaries

Years ended December 31,	2007	2006	2005
(in thousands)
Minority interest in consolidated subsidiaries	$(20,859)	$6,170	$(17,748)

Minority Interest in Consolidated Subsidiaries: Our minority interest in consolidated subsidiaries represents the minority owners’ share of the income or loss of our consolidated subsidiaries - primarily Wilder, certain real estate development entities and various consolidated construction joint ventures. In 2006 we recognized a net minority interest benefit of approximately $6.2 million due to our partners’ share of losses on certain joint venture construction projects.

Two of our joint venture projects are currently forecast at a loss and will require additional capital contributions from our minority partners if the forecasts do not improve.  Our joint venture agreements require that such capital contributions be made if needed.  Based on our most recent assessment of our partners’ financial condition, we currently believe that one of our partners does not have the ability to contribute its full proportionate share of the additional capital that will be needed if the project forecast does not improve.  Included in minority interest for the years ended December 31, 2007 and 2006 is expense related to this potentially uncollectible partners balance of approximately $4.6 million and $9.4 million, respectively. Minority interest balances related to loss projects of $2.7 million and $14.8 million at December 31, 2007 and 2006, respectively have been included in other long-term assets in our consolidated balance sheet.

Outlook

We are optimistic about our opportunities in 2008. The diversity and resiliency of our business model and our employees’ capabilities will prove to be extremely valuable this year as we confront the economic challenges facing some of our branch businesses in the West and capitalize on the opportunities to increase profitability on our large projects in the East.

In our Granite East business, we expect to see continued earnings improvement through 2008. Driven by a strong backlog of work and improved execution, we are currently forecasting Granite East to achieve 2008 gross margins in the low teens. We have targeted several projects in each of our three Granite East regions to pursue this year; however, we will remain very selective with regard to the projects we bid. Our strategy for this business has not changed. We will continue to focus on our home markets with the near-term goal to maintain a Granite East business with revenues which allow us the best opportunity to maximize profitability and successfully execute at the project level.

We anticipate 2008 to be a challenging year for Granite West due to the continued downturn in the residential construction market, which is expected to negatively impact several of our branches, particularly those in the Central Valley of California and Northern Nevada. Competition in these markets is likely to remain high at least through the end of 2008. In this type of market, our bidding strategy is to be patient and cautious to avoid committing our capacity to lower margin work because we believe better opportunities will be available later in the year.

In contrast, some of our branches are poised to have a solid year, driven by a strong backlog, healthy markets and steady demand for our construction materials. Overall, we anticipate that Granite West will perform well in 2008 given the expected market conditions; however, we do not expect the business to perform near the level it has over the past two years. Our focus this year will be on targeting those opportunities where we have a competitive advantage.

Despite the current challenges, the long-term outlook for Granite West remains extremely positive. We are well-positioned in our markets with our construction businesses, aggregate reserves, key plant facilities, and most importantly, teams of experienced and dedicated people. Although not expected in 2008, we look forward to the ultimate recovery of the housing market which we believe will mark the beginning of another performance improvement cycle in Granite West.

With regard to our Granite Land Company, our strategy going forward is to enhance our regional and project diversity. Despite the impairment write-down of a residential property in California during 2007, we are very pleased with the overall quality of our real estate investment portfolio. In 2008, our goal is to work diligently on entitlements, construct improvements and evaluate longer term sales to optimize the varying time for recovery in our sub-regional markets.

On the political front, federal and state transportation funding for 2008 is expected to remain healthy. The fiscal 2008 federal appropriations bill package provides $40.2 billion for the core highway program, consistent with the 2008 level authorized in the current Safe, Accountable, Flexible, Efficient, Transportation, Equity Act: A Legacy for Users (“SAFETEA-LU”), with an additional $1.0 billion to repair deficient bridges. In the bill, the fiscal 2008 federal transit program will be funded at $9.5 billion. This represents an overall increase in federal transportation funding of $2.6 billion over fiscal 2007

Looking ahead, we were not pleased to hear that the Administration’s proposed federal budget for fiscal 2009 proposes a cut in Federal-Aid Highway Obligation Limits of $1.8 billion from fiscal 2008 spending levels. With the Congressional Budget Office’s recent projections indicating a revenue shortfall in the Highway Account of $1.1 billion less than the amount needed to meet SAFETEA-LU’s highway funding commitments in fiscal 2009, House leadership has identified trust fund solvency as a top priority for the 2008 congressional session.

Transportation funding post-SAFTEA-LU is a topic that will be highly debated over the year ahead. In January, the National Surface Policy and Revenue Study Commission, created by SAFETEA-LU, issued its long-awaited report.  After two years of reviewing the status of the nation's surface transportation infrastructure and conducting field hearings across the country, the report contains several recommendations that will likely spur debate as discussions begin about the 2009 reauthorization of the federal government’s role in transportation finance and policy.

The report proposes a complete overhaul of the current federal program. Significantly, the report calls for a $0.25 to $0.40 increase in the federal gasoline user fee to be phased in over five years, then indexed for inflation. The report estimates that the nation will need to invest at least $225 billion annually over the next 50 years to upgrade the existing surface transportation systems (highways, transit and passenger rail) to a state of good repair. This would nearly triple the annual rate of $85 billion that is being spent at all levels of government on all modes today.

In California, the state’s fiscal situation and the potential impact on transportation funding has been an issue we have also been watching closely. Fortunately, despite the current economic downturn, neither the Governor nor legislative leaders are proposing cuts to transportation in the upcoming 2008-09 budget year. The Governor's recently announced proposed Budget includes full funding for Proposition 42 (approximately $1.5 billion+ annually) and approximately $4.1 billion in Proposition 1B transportation funds.

With regard to raw materials costs, we are subject to energy and petroleum related price volatility as it relates to our use of diesel fuel for our rolling stock equipment, natural gas, propane and diesel fuel to heat our hot plants, as well as liquid asphalt for production of asphaltic concrete. We manage our exposure to these price changes by monitoring the escalation of these commodities and pricing them into our projects and contracts accordingly.  Some of our contracts include clauses for liquid asphalt and fuel escalation and de-escalation that provide protection in the event that oil product prices change significantly.  Although we are exposed to price spikes in projects that do not include such clauses, this potential impact can be mitigated by our significant portfolio of smaller, short-duration projects that minimizes cost escalations and provides the ability to price new business at the higher prices.

Longer term, we are excited about our opportunities ahead, largely driven by record levels of public transportation funding in California, the Company’s largest revenue-producing state, as well as improving results from our large projects business. Demand for our construction materials is also expected to remain healthy over the long term. We foresee bidding opportunities for large projects to continue to be robust, which will help support our strategy in Granite East of bidding new work selectively with considerably higher levels of profitability.

In summary, we are very pleased with our business performance to date, which has occurred despite the impact of the weakening housing market. Our Granite West business proved its durability in an uncertain economic environment during 2007 and is poised to perform well in the continued economic unrest of 2008. Our Granite East business is clearly on the road to improved profitability and on track for continued improvement going forward. Overall, we are very optimistic about the long-term view of our markets and are confident that our continued investment in the development of our people is key to increasing shareholder value over the long term.

Prior Years

Revenue: Revenue from Granite West increased $328.5 million, or 20.5%, in the year ended December 31, 2006 from the year ended December 31, 2005. Included in this increase was $79.3 million which was added to Granite West results as part of our realignment. The remaining increased revenue from both construction and the sale of materials was driven by higher levels of public spending, particularly in California. Increased revenue from the sale of materials reflected an increase in average selling prices in 2006. A portion of the increase in Granite West revenue was also attributable to mild weather in the fourth quarter of 2006 which enabled many of our locations to complete more work in the quarter than in the fourth quarter of 2005.

Revenue from Granite East decreased $15.6 million, or 1.5%, in the year ended December 31, 2006 from the year ended December 31, 2005. Included in this change was a decrease of $79.3 million for 2006 due to our realignment.  Absent this realignment effect, revenue from Granite East increased $55.8 million in 2006 from 2005 due primarily to the increase in volume from a higher backlog at the beginning of 2006 and a large project award received in the first quarter of 2006. Revenue generated from projects with a contract value greater than $100 million increased to 72.9% of total Granite East revenue in 2006 from 57.6% in 2005, and our minority partners’ share of our consolidated joint venture revenue increased to approximately $214.6 million in 2006 from approximately $175.0 million in 2005. Geographically, the increased revenue in the West in 2006 was primarily attributable to a large design/build project in Utah which was awarded in late 2005. In the Southeast, the increased revenue for 2006 was due primarily to a large design/build project in Mississippi which was awarded in the first quarter of 2006. Decreases in revenue in the Northeast in 2006 were due primarily to more projects in New York reaching substantial completion during 2006 than in 2005 and a lack of new project awards during 2006.  Revenue from fixed price contracts increased from 68.4% of Granite East revenue in 2005 to 77.6% of Granite East revenue in 2006 due primarily to growth in design/build projects in our backlog.

Backlog: Granite West backlog at December 31, 2006 was $1,015.7 million, an increase of $165.3 million, or 19.5%, from December 31, 2005. Included in this increase was $208.0 million which was added to Granite West backlog as part of our realignment. Absent this realignment effect, Granite West backlog increased $79.4 million at December 31, 2006 compared to December 31, 2005. The increase was due primarily to higher public sector awards in California, partially offset by a decrease in private sector backlog in California. The increase in California public sector backlog included a $51.9 million share of a joint venture highway reconstruction project for the California Department of Transportation (“Caltrans”) that was awarded in the first quarter of 2006 and a $30.5 million highway widening project for Caltrans that was awarded in the third quarter of 2006. Granite West awards in the fourth quarter of 2006 included a $26.3 million highway reconstruction project and a $24.8 million road construction project in Southern California. Other Granite West awards in 2006 included an $81.8 million joint venture highway reconstruction project in Northern California, a $44.9 million road construction project near Bakersfield, California and a $21.3 million residential site development project in Nevada.

Backlog in Granite East at December 31, 2006 was $1,240.9 million, a decrease of $240.3 million, or 16.2%, from backlog at December 31, 2005. Included in this decrease was $208.0 million which was transferred from Granite East to Granite West as part of our realignment. The remaining decreased backlog reflected our strategy of bidding work at higher margins and focusing on successful execution of a lower volume of work. Granite East backlog included approximately $22.7 million related to our 20% portion of a joint venture project to construct a transportation hub at the World Trade Center in New York. Granite East awards in the fourth quarter of 2006 included a $420.0 million design/build consolidated joint venture highway reconstruction project in St. Louis, Missouri.

Gross Profit: Gross profit as a percent of revenue in Granite West increased to 18.2% in 2006 from 16.0% in 2005. These results reflect a gross loss of $14.3 million from projects which were transferred from Granite East to Granite West as part of our realignment. Absent this realignment effect, the increase in 2006 was attributable to higher profit margins for both construction and the sale of materials due to strong demand in both the private and public sectors. Granite West construction gross profit as a percent of revenue in 2006 increased to 18.6% from 14.3% in 2005.  Granite West gross profit from the sale of materials as a percent of revenue in 2006 increased to 23.6% from 22.3% in 2005.

Also, absent the realignment effect, Granite West gross profit for 2006 included the effects of changes in the estimates of the profitability of certain projects. The net impact of these estimate changes for 2006 was an increase in gross profit of approximately $3.8 million due primarily to the settlement of outstanding issues on two projects with no associated cost, partially offset by increases in estimated costs on several other projects. The net impact of such estimate changes for 2005 was a decrease in gross profit of approximately $2.5 million due primarily to unanticipated costs related to quality issues in work originally performed by a subcontractor on one project and changes in site conditions from our original expectations on a second project.

Granite East recognized a negative gross margin of 7.2% for the year ended December 31, 2006 compared to a gross profit margin of 4.9% for 2005.  These results reflect a gross loss of $14.3 million which was transferred from Granite East to Granite West as part of our realignment. Absent this realignment effect, the reduction in gross margin was primarily due to additional estimated project costs that had the effect of reducing gross profit by approximately $145.0 million in 2006. This compares with reduced gross margin from reductions in estimated project profitability of approximately $31.0 million in 2005. Additionally Granite East’s gross margin in 2006 was negatively impacted by lower estimated profitability in the division’s backlog at the beginning of 2006 resulting from the deterioration in estimated project margins experienced during 2005.

Granite Land Company gross profit in 2006 and 2005 was primarily related to sales of certain real estate development projects by consolidated subsidiaries of approximately $17.6 million and $12.3 million, respectively. The minority partners’ share of these gross profit amounts was approximately $7.8 million and $6.1 million, respectively.

General and Administrative Expenses: General and administrative expenses increased by $20.9 million, or 11.4%, from 2005 to 2006. Salaries and related expenses increased in 2006 due primarily to additional staffing needed to support a higher volume of work. Incentive compensation, discretionary profit sharing and other variable compensation increased in 2006 due to higher profitability in Granite West and higher restricted stock amortization cost. The increase in other general and administrative expenses in 2006 related primarily to increased bidding activity and other costs related to higher revenue volume.

Provision for Legal Judgment: In June 2005, we recorded a provision of $9.3 million related to an unfavorable judgment in a legal proceeding.  In January 2007, we entered into an agreement to resolve the related dispute which resulted in a partial reversal of the provision during the year ended December 31, 2006.

Goodwill Impairment Charge: The goodwill balance represented the excess of the purchase price over the fair value assigned to the net assets acquired in our 2001 acquisition of our Granite Northeast operation in New York (“GNE”), a reporting unit in Granite East operating segment. During the fourth quarter of 2006 we performed our annual impairment test and determined that the carrying amount of the goodwill exceeded its implied fair value and that a full impairment of goodwill existed. This impairment conclusion was reached due to continuing losses at GNE, including significant unexpected losses in the quarter ended December 31, 2006.

Gain on Sales of Property and Equipment: Gain on sales of property and equipment for the year ended December 31, 2006 included approximately $2.3 million from the sale of a rental property recognized in the first quarter of 2006.

Other Income (Expense): Interest income increased $12.5 million, or 108.3%, in 2006 compared with 2005 due primarily to a higher average yield on higher average balances of interest bearing investments. Interest expense decreased $2.4 million, or 35.2% in 2006 compared with 2005 primarily due to a lower amount of debt outstanding during 2006. Additionally, in January 2007, we entered into an agreement to resolve a dispute which resulted in the reversal of accrued interest expense of approximately $337,000. Other, net in 2006 included approximately $3.2 million recognized on the sale of gold in the second quarter. The gold is produced as a by-product of one of our aggregate mining operations and held for investment.

Provision for Income Taxes: Our effective tax rate increased to 34.2% in 2006 from 29.1% in 2005 due primarily to the impact on the tax rate of minority interest losses in several of our construction joint ventures, which are not subject to income taxes on a standalone basis.

Minority Interest in Consolidated Subsidiaries: We recognized net minority interest benefit of approximately $6.2 million for the year ended December 31, 2006 primarily due to losses on certain construction joint venture projects.

Liquidity and Capital Resources

December 31,	2007	2006	2005
(in thousands)
Cash and cash equivalents excluding consolidated joint ventures	$166,700	$110,913	$147,525
Consolidated joint venture cash and cash equivalents	185,734	93,980	52,356
Total consolidated cash and cash equivalents	$352,434	$204,893	$199,881
Net cash provided by (used in):
Operating activities	$234,788	$259,643	$146,501
Investing activities	(166,744)	(183,683)	(64,785)
Financing activities	79,497	(70,948)	(43,462)
Capital expenditures	118,612	116,238	102,829
Working capital	397,568	319,762	367,801

Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. We expect the principal use of funds for the foreseeable future will be for acquisitions, capital expenditures, working capital, debt service, other investments and share repurchases. We have budgeted approximately $180.0 million for capital expenditures in 2008, which includes amounts for construction equipment, aggregate and asphalt plants, buildings, leasehold improvements and the purchase of land and aggregate reserves.

Our cash and cash equivalents and short-term and long-term marketable securities totaled $485.3 million at December 31, 2007 and included $185.7 million of cash and cash equivalents from our consolidated joint ventures (see Note 5 of the “Notes to the Consolidated Financial Statements”). This joint venture cash is for the working capital needs of each joint venture’s project. The decision to distribute cash must generally be made jointly by all of the partners. We believe that our current cash and cash equivalents, short-term investments, cash generated from operations and amounts available under our existing credit facilities will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations through the next twelve months and beyond. If we experience a significant change in our business such as the execution of a significant acquisition, we would likely need to acquire additional sources of financing, which may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements.

Cash provided by operating activities of $234.8 million in 2007 represents a $24.9 million decrease from the amount provided by operating activities during 2006. Operating cash flow in 2006 benefited from an increase in net billings in excess of costs and estimated earnings resulting from large cash payments received to mobilize projects in the early stages of construction, which have the effect of increasing cash flow in the periods received and decreasing cash flow in subsequent periods as cash is expended toward project completion.   Net billings in excess of costs and estimated earnings decreased slightly in 2007. The decrease in cash flow from net billings in excess of costs and estimated earnings in 2007 was partially offset by cash generated from lower accounts receivable balances at December 31, 2007 (net of the effect of lower accounts payable balances), due primarily to lower revenue – particularly in the fourth quarter. Cash provided by operating activities in 2006 increased by $113.1 million from 2005 primarily due to slower accounts receivable growth in 2006 compared with 2005 and an increase in net billings in excess of costs and estimated earnings in 2006.

Cash used in investing activities of $166.7 million for 2007 represents a $16.9 million decrease from the amount used in 2006 due primarily to a reduction in the purchases of marketable securities and an increase in the maturities of marketable securities.  This decrease was partially offset by the use of cash to fund the acquisition of certain assets of two businesses (see Note 17 of the “Notes to the Consolidated Financial Statements”) and cash deposited into an escrow account related to our purchase of the remaining shares of Wilder Construction Company (see Note 15 of the “Notes to the Consolidated Financial Statements”). Cash used in investing activities in 2006 increased by $118.9 million from 2005 due primarily to higher net purchases of marketable securities and net additions to property and equipment in 2006.

Cash provided by financing activities of $79.5 million for 2007 represents an increase of $150.4 million from 2006 due primarily to $200.0 million in new debt issued in December 2007 (see Note 10 of the “Notes to the Consolidated Financial Statements”).  The increase was partially offset by our repayments of debt borrowed under our bank revolving line of credit and repurchases of our common stock. Cash used in financing activities in 2006 was $27.5 million higher than 2005 due primarily to increases in net repayments of long-term debt and net distributions to minority partners in 2006.

Contractual Obligations

The following table summarizes our significant contractual obligations outstanding as of December 31, 2007:

Contractual Obligations	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt (1)	$297,113	$28,696	$41,063	$18,853	$208,501
Operating leases (2)	53,275	8,674	12,931	9,076	22,594
Purchase obligations under construction contracts (3)	962,571	565,961	334,440	62,170	-
Other purchase obligations (4)	38,219	33,196	3,079	324	1,620
Deferred compensation obligations (5)	27,761	2,544	8,062	8,324	8,831
Total	$1,378,939	$639,071	$399,575	$98,747	$241,546

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
(4)  These obligations represent firm purchase commitments for equipment and other goods and services not connected with our construction backlog which are individually greater than $10,000 and have an expected purchase after February 28, 2008.
(5)  The timing of expected payment of deferred compensation is based on estimated dates of retirement. Actual dates of retirement could be different and would cause the timing of payments to change.
(6)  Reserves for uncertain tax positions of approximately $4.8 million are not included in the table above because we cannot estimate the timing of payments related to such reserves.

We had standby letters of credit totaling approximately $4.4 million outstanding at December 31, 2007, all of which expire between March 2008 and February 2009. We are generally required by the beneficiaries of these standby letters of credit to replace them upon expiration. Additionally, we generally are required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At December 31, 2007, approximately $2.0 billion of our backlog was bonded and performance bonds totaling approximately $9.3 billion were outstanding. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds when each contract is accepted by the owner. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

We have a $150.0 million bank revolving line of credit, which allows for unsecured borrowings through June 24, 2011, with interest rate options. Interest on outstanding borrowings under the revolving line of credit is at our choice of selected LIBOR rates plus a margin that is recalculated quarterly. The margin was 0.80% at December 31, 2007. The unused and available portion of this line of credit was $145.6 million at December 31, 2007.

In December 2007, we issued  new debt in the amount of $200.0 million. These notes are due in five equal installments beginning in 2015 and bear interest at 6.11% per annum.

Restrictive covenants under the terms of our debt agreements require the maintenance of certain financial ratios and the maintenance of tangible net worth (as defined) (see Note 10 of the “Notes to the Consolidated Financial Statements”). We were in compliance with these covenants at December 31, 2007. Failure to comply with these covenants could cause the amounts due under the debt agreements to become currently payable.

In October 2007, our Board of Directors authorized us to repurchase, at management’s discretion, up to $200.0 million of our common stock.   Under the new repurchase program, the Company may repurchase shares from time to time on the open market or in private transactions.  The Company intends to fund the repurchases through the use of existing sources of liquidity, borrowings under the current credit facility or new borrowings. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations and other factors. The share repurchase program may be suspended or discontinued at any time without prior notice. This new program replaced the $25.0 million share repurchase program announced in 2002. At December 31, 2007, $107.3 million of the $200.0 million authorization was available for repurchases (see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”). Subsequent to December 31, 2007 through February 19, 2008 we repurchased and retired an additional 0.7 million shares for $25.0 million.

Included in the $51.7 million balance of real estate held for development and sale at December 31, 2007 is approximately $39.5 million related to residential housing projects.  Due to the downturn in the residential housing market we assessed whether our investments related to these projects were impaired.  As a result of this assessment, we recorded an impairment charge of $3.0 million in the quarter ended December 31, 2007 related to a project in central California, which is an area that has been particularly impacted by the slowing demand for new housing construction (see Note 6 of the “Notes to the Consolidated Financial Statements”).

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

The venture’s contract with the project owner typically requires joint and several liability among the joint venture partners. Although our agreements with our joint venture partners for both construction joint ventures and line item joint ventures provide that each party will assume and pay its share of any losses resulting from a project, if one of our partners was unable to pay its share we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. At December 31, 2007, approximately $650.0 million of work representing either our partners’ proportionate share of unconsolidated construction joint ventures or work that our partners are directly responsible for in line item joint ventures, had yet to be completed. During 2007, we recorded approximately $4.6 million in additional minority interest cost related to our assessment that our partner in one construction joint venture project would be unable to pay its full share of the project’s projected loss. Prior to 2006, we had never incurred a loss under these joint and several liability provisions, however; it is possible that we could record additional losses in the future and such losses could be significant.

Recent Accounting Pronouncements

See Note 1 of the “Notes to the Consolidated Financial Statements” for a description of recent accounting pronouncements, including the expected dates of adoption and effects on our financial position, results of operations and cash flows.

Quarterly Results

The following table sets forth selected unaudited financial information for the eight quarters in the two-year period ended December 31, 2007. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair statement thereof.

QUARTERLY FINANCIAL DATA
(unaudited - in thousands, except per share data)
2007 Quarters Ended	December 31	September 30	June 30	March 31
Revenue	$633,065	$846,313	$770,876	$487,660
Gross profit	98,437	136,637	127,634	48,036
As a percent of revenue	15.5%	16.1%	16.6%	9.9%
Net income (loss)	$17,168	$53,300	$43,846	$(2,249)
As a percent of revenue	2.7%	6.3%	5.7%	(0.5)%
Net income (loss) per share:
Basic	$0.43	$1.30	$1.07	$(0.05)
Diluted	$0.42	$1.28	$1.05	$(0.05)
Dividends per share	$0.13	$0.10	$0.10	$0.10
Market price of common stock
High	$57.37	$74.62	$70.43	$59.90
Low	$32.46	$50.33	$54.57	$47.74

2006 Quarters Ended	December 31	September 30	June 30	March 31
Revenue	$719,927	$941,672	$812,037	$495,968
Gross profit	56,443	105,932	93,110	40,235
As a percent of revenue	7.8%	11.2%	11.5%	8.1%
Net income (loss)	$2,917	$45,725	$33,289	$(1,422)
As a percent of revenue	0.4%	4.9%	4.1%	(0.3)%
Net income (loss) per share:
Basic	$0.07	$1.12	$0.81	$(0.03)
Diluted	$0.07	$1.10	$0.80	$(0.03)
Dividends per share	$0.10	$0.10	$0.10	$0.10
Market price of common stock
High	$63.73	$56.14	$51.65	$49.75
Low	$47.69	$37.35	$37.63	$35.42

Net income (loss) per share calculations are based on the weighted average common shares outstanding for each period presented. Accordingly, the sum of the quarterly net income (loss) per share amounts may not equal the per share amount reported for the year.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain an investment portfolio of various holdings, types and maturities. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We are prohibited from investing in auction rate and certain asset-backed securities. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. The portfolio is limited to an average maturity of no more than one year from date of purchase. On an ongoing basis we monitor the credit ratings, financial condition and other factors that could impact the carrying amount of our investment portfolio.

Marketable securities, consisting of U.S. government obligations, commercial paper and municipal bonds, are generally classified as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity.  Additionally we have a mutual fund portfolio which is classified as available-for-sale. Unrealized gains and losses on these mutual fund investments are reported as a separate component of accumulated other comprehensive income (loss).

We are exposed to financial market risks due largely to changes in interest rates, which we have managed primarily by managing the maturities in our investment portfolio. We currently do not have any material business transactions in foreign currencies.

The fair value of our short-term held-to-maturity investment portfolio and related income would not be significantly impacted by changes in interest rates since the investment maturities are short and the interest rates are primarily fixed. The fair value of our long-term held-to-maturity investment portfolio may be impacted by changes in interest rates. Our mutual fund portfolio of $34.2 million is exposed to equity price risks.

In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of certain investments, anticipated declining interest rates will negatively impact our investment income.

At December 31, 2007 we had outstanding: (i) senior notes payable of $20.0 million which carry a fixed interest rate of 6.54% per annum with principal payments due in nine equal annual installments that began in 2002; (ii) senior notes payable of $50.0 million which carry a fixed interest rate of 6.96% per annum with principal payments due in nine equal annual installments that began in 2005; and (iii) senior notes payable of $200.0 million, which carry a fixed rate interest of 6.11% per annum with principal payments due in five equal annual installments beginning in 2015.

The table below presents principal amounts and related weighted average interest rates by year for our cash and cash equivalents, held-to-maturity investments and significant debt obligations (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Assets
Cash, cash equivalents and held-to-maturity investments	$396,026	$39,301	$15,855	$-	$-	$-	$451,182
Weighted average interest rate	4.66%	5.13%	5.16%	-%	-%	-%	4.72%
Liabilities
Fixed rate debt
Senior notes payable	$15,000	$15,000	$15,000	$8,333	$8,333	$208,334	$270,000
Weighted average interest rate	6.77%	6.77%	6.77%	6.96%	6.96%	6.14%	6.30%

The estimated fair value of our cash, cash equivalents and short-term held-to-maturity investments approximate the principal amounts reflected above based on the generally short maturities of these financial instruments. The estimated fair value of our long-term held-to-maturity investments approximates the principal amounts above due to the relatively minor difference between the effective yields of these investments and rates currently available on similar instruments. Rates currently available to us for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. Based on the lower fixed borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of the senior notes payable was approximately $270.0 million as of December 31, 2007 and $88.0 million as of December 31, 2006.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Granite and the independent registered public accounting firm’s report are incorporated by reference from Part IV, Item 15(1) and (2):

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - At December 31, 2007 and 2006

Consolidated Statements of Income - Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity and Comprehensive Income - Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows - Years Ended December 31, 2007, 2006 and 2005

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: We carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting: During the fourth quarter of 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Independent Registered Public Accounting Firm Attestation Report: PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2007. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, is included in Item 15 (1) under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B. OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is omitted from this Report. We will file our definitive proxy statement for our Annual Meeting of Shareholders to be held on May 19, 2008 (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1. Financial Statements. The following consolidated financial statements and related documents are filed as part of this report:

2. Financial Statement Schedule. The following financial statement schedule of Granite for the years ended December 31, 2007, 2006 and 2005 is filed as part of this report and should be read in conjunction with the consolidated financial statements of Granite.

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

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Granite Construction Incorporated and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PRICEWATERHOUSECOOPERS LLP

San Jose, California
February 22, 2008

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
December 31,	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$352,434	$204,893
Short-term marketable securities	77,758	141,037
Accounts receivable, net	397,097	492,229
Costs and estimated earnings in excess of billings	17,957	15,797
Inventories	55,557	41,529
Real estate held for development and sale	51,688	55,888
Deferred income taxes	43,713	36,776
Equity in construction joint ventures	34,340	31,912
Other current assets	96,969	63,144
Total current assets	1,127,513	1,083,205
Property and equipment, net	502,901	429,966
Long-term marketable securities	55,156	48,948
Investments in affiliates	26,475	21,471
Other assets	74,373	49,248
Total assets	$1,786,418	$1,632,838
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$28,696	$28,660
Accounts payable	213,135	257,612
Billings in excess of costs and estimated earnings	275,849	287,843
Accrued expenses and other current liabilities	212,265	189,328
Total current liabilities	729,945	763,443
Long-term debt	268,417	78,576
Other long-term liabilities	46,441	58,419
Deferred income taxes	17,945	22,324
Commitments and contingencies
Minority interest in consolidated subsidiaries	23,471	15,532
Shareholders’ equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	-	-
Common stock, $0.01 par value, authorized 150,000,000 shares in 2007 and 2006; issued and outstanding 39,450,923 in 2007 and 41,833,559 in 2006	395	418
Additional paid-in capital	79,007	78,620
Retained earnings	619,699	612,875
Accumulated other comprehensive income	1,098	2,631
Total shareholders’ equity	700,199	694,544
Total liabilities and shareholders’ equity	$1,786,418	$1,632,838

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
Years Ended December 31,	2007	2006	2005
Revenue
Construction	$2,321,502	$2,524,454	$2,287,364
Material sales	375,700	410,159	334,290
Real Estate	40,712	34,991	19,698
Total revenue	2,737,914	2,969,604	2,641,352
Cost of revenue
Construction	2,002,064	2,343,134	2,053,253
Material sales	300,234	313,329	261,300
Real Estate	24,872	17,421	7,427
Total cost of revenue	2,327,170	2,673,884	2,321,980
Gross Profit	410,744	295,720	319,372
General and administrative expenses	246,202	204,281	183,392
Provision for (reversal of) legal judgment	-	(4,800)	9,300
Goodwill impairment charge	-	18,011	-
Gain on sales of property and equipment	10,343	10,408	8,235
Operating income	174,885	88,636	134,915
Other income (expense)
Interest income	26,925	24,112	11,573
Interest expense	(6,367)	(4,492)	(6,932)
Acquisition expense	(7,752)	-	-
Equity in income of affiliates	5,205	2,157	1,497
Other, net	5,498	2,604	1,258
Total other income (expense)	23,509	24,381	7,396
Income before provision for income taxes and minority interest	198,394	113,017	142,311
Provision for income taxes	65,470	38,678	41,413
Income before minority interest	132,924	74,339	100,898
Minority interest in consolidated subsidiaries	(20,859)	6,170	(17,748)
Net income	$112,065	$80,509	$83,150

Net income per share
Basic	$2.74	$1.97	$2.05
Diluted	$2.71	$1.94	$2.02

Weighted average shares of common stock
Basic	40,866	40,874	40,614
Diluted	41,389	41,471	41,249

Dividends per share	$0.43	$0.40	$0.40

 The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except share data)
Years Ended December 31, 2005, 2006 and 2007	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Unearned Compensation	Total
Balances, December 31, 2004	41,612,319	$416	$76,766	$482,635	$1,475	$(10,818)	$550,474
Comprehensive income:
Net income	-	-	-	83,150	-	-
Other comprehensive income:
Changes in net unrealized gains on investments	-	-	-	-	127	-
Total comprehensive income							83,277
Restricted stock issued	187,563	2	5,019	-	-	(5,318)	(297)
Amortized restricted stock	-	-	-	-	-	5,957	5,957
Repurchase of common stock	(204,543)	(2)	(5,261)	-	-	-	(5,263)
Cash dividends on common stock	-	-	-	(16,684)	-	-	(16,684)
Common stock contributed to ESOP	85,200	1	1,993	-	-	-	1,994
Excess tax benefit on stock-based compensation	-	-	1,723	-	-	-	1,723
Stock options exercised and other	1,471	-	379	-	-	-	379
Balances, December 31, 2005	41,682,010	417	80,619	549,101	1,602	(10,179)	621,560
Comprehensive income:
Net income	-	-	-	80,509	-	-
Other comprehensive income:
Changes in net unrealized gains on investments	-	-	-	-	1,029	-
Total comprehensive income							81,538
Reclassification of restricted stock balance upon adoption of SFAS 123-R	-	-	(10,179)	-	-	10,179	-
Restricted stock issued	202,730	2	(2)	-	-	-	-
Amortized restricted stock	-	-	7,572	-	-	-	7,572
Repurchase of common stock	(159,285)	(2)	(7,373)	-	-	-	(7,375)
Cash dividends on common stock	-	-	-	(16,735)	-	-	(16,735)
Common stock contributed to ESOP	45,300	-	1,995	-	-	-	1,995
Excess tax benefit on stock-based compensation	-	-	3,390	-	-	-	3,390
Stock options exercised and other	62,804	1	2,598	-	-	-	2,599
Balances, December 31, 2006	41,833,559	418	78,620	612,875	2,631	-	694,544
Comprehensive income:
Net income	-	-	-	112,065	-	-
Other comprehensive income:
Changes in net unrealized gains on investments	-	-	-	-	(1,533)	-
Total comprehensive income							110,532
Restricted stock issued	149,409	2	(2)	-	-	-	-
Stock issued for services	19,712	-	1,134	-	-	-	1,134
Amortized restricted stock	-	-	6,208	-	-	-	6,208
Repurchase of common stock	(2,558,726)	(25)	(11,092)	(86,897)	-	-	(98,014)
Cash dividends on common stock	-	-	-	(17,710)	-	-	(17,710)
Excess tax benefit on stock-based compensation	-	-	3,659	-	-	-	3,659
Impact of adopting FASB Interpretation No. 48	-	-	-	(634)			(634)
Stock options exercised and other	6,969	-	480	-	-	-	480
Balances, December 31, 2007	39,450,923	$395	$79,007	$619,699	$1,098	$-	$700,199

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Years Ended December 31,	2007	2006	2005
Operating Activities
Net income	$112,065	$80,509	$83,150
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment charge	-	18,011	-
Depreciation, depletion and amortization	82,157	69,180	65,801
Gain on sales of property and equipment	(10,343)	(10,408)	(8,235)
Change in deferred income taxes	(7,822)	(29,462)	(8,839)
Stock-based compensation	7,342	7,572	5,957
Excess tax benefit on stock-based compensation	(3,659)	(3,390)	-
Common stock contributed to ESOP	-	1,995	1,994
Minority interest in consolidated subsidiaries	20,859	(6,170)	17,748
Acquisition expense	7,752	-	-
Equity in income of affiliates	(5,205)	(2,157)	(1,497)
Gain on sale of equity investment	-	-	(1,187)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	106,886	(18,905)	(115,255)
Inventories	(9,913)	(8,368)	(1,450)
Real estate held for development and sale	5,179	(10,289)	(13,071)
Equity in construction joint ventures	(2,428)	(4,504)	(6,513)
Other assets	(12,624)	(10,073)	(16,061)
Accounts payable	(44,502)	24,805	41,025
Billings in excess of costs and estimated earnings, net	(14,154)	106,823	75,206
Accrued expenses and other liabilities	3,198	54,474	27,728
Net cash provided by operating activities	234,788	259,643	146,501
Investing Activities
Purchases of marketable securities	(152,954)	(233,868)	(96,877)
Maturities of marketable securities	195,313	153,024	111,975
Additions to property and equipment	(118,612)	(116,238)	(102,829)
Proceeds from sales of property and equipment	17,777	16,398	25,012
Proceeds from sales of equity investment	-	-	1,759
Acquisition of business	(76,427)	-	-
Contributions to affiliates	(6,805)	(6,982)	(5,405)
Acquisition of minority interest	(28,495)	-	-
Distributions from affiliates	-	1,970	669
Other investing activities	3,459	2,013	911
Net cash used in investing activities	(166,744)	(183,683)	(64,785)
Financing Activities
Proceeds from long-term debt	330,260	56,869	29,100
Repayments of long-term debt	(139,598)	(92,873)	(44,498)
Repurchase of common stock	(98,014)	(7,375)	(5,263)
Dividends paid	(16,764)	(16,722)	(16,675)
Contributions from minority partners	33,287	6,171	946
Distributions to minority partners	(33,813)	(23,007)	(7,451)
Excess tax benefit on stock-based compensation	3,659	3,390	-
Stock options and other financing activities	480	2,599	379
Net cash provided by (used in) financing activities	79,497	(70,948)	(43,462)
Increase in cash and cash equivalents	$147,541	$5,012	$38,254
Cash and cash equivalents at beginning of year	204,893	199,881	161,627
Cash and cash equivalents at end of year	$352,434	$204,893	$199,881
Supplementary Information
Cash paid during the period for:
Interest	$6,508	$5,009	$6,801
Income taxes	66,503	79,511	49,551
Non-cash investing and financing activity:
Restricted stock issued for services, net	$11,190	$9,774	$5,021
Dividends accrued but not paid	5,129	4,184	4,170
Financed acquisition of assets	3,202	5,335	2,337
Debt repayments from sale of assets	9,237	13,398	-

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business: Granite Construction Incorporated is a heavy civil contractor and a construction materials producer. We are engaged in the construction of highways, dams, airport infrastructure, mass transit facilities, real estate site development and other infrastructure related projects with offices in Alaska, Arizona, California, Florida, Nevada, New York, Texas, Utah and Washington. Unless otherwise indicated, the terms “we,”  “us,”  “our,” and “Granite” refer to Granite Construction Incorporated and its consolidated subsidiaries.

Principles of Consolidation: The consolidated financial statements include the accounts of Granite Construction Incorporated and its wholly owned and majority owned subsidiaries. All material inter-company transactions and accounts have been eliminated. We use the equity method of accounting for affiliated companies where we have the ability to exercise significant influence, but not control. Additionally, we participate in joint ventures with other construction companies. We have consolidated these joint ventures where we have determined that through our participation in these joint ventures we have a variable interest and are the primary beneficiary as defined by Financial Accounting Standards Board Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities, (“FIN 46”). Where we have determined we are not the primary beneficiary, we account for our share of the operations of jointly controlled construction joint ventures on a pro rata basis in the consolidated statements of income and as a single line item in the consolidated balance sheets in accordance with Emerging Issues Task Force Issue 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures.”

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

Revenue Recognition: We use the percentage of completion accounting method for construction contracts in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue and earnings on construction contracts, including construction joint ventures, are recognized on the percentage of completion method in the ratio of costs incurred to estimated final costs. Revenue in an amount equal to cost incurred is recognized prior to contracts reaching 25% completion. The related profit is deferred until the period in which such percentage completion is attained. It is our judgment that until a project reaches 25% completion, there is insufficient information to determine what the estimated profit on the project will be with a reasonable level of assurance. In the case of large, complex design/build projects we may continue to defer profit recognition beyond the point of 25% completion based on evaluation of specific project risks. The factors considered in this evaluation of risk associated with each design/build project include the stage of design completion, the stage of construction completion, status of outstanding purchase orders and subcontracts, certainty of quantities, certainty of schedule and the relationship with the owner.

Revenue from contract claims is recognized when we have a signed settlement agreement and payment is assured. Revenue from contract change orders, which occur in most large projects, is recognized when the owner has agreed to the change order in writing. During 2007, we settled various contract issues for which the associated cost was included in prior periods (see Note 2). Provisions are recognized in the statements of income for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. Contract cost consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). Depreciation is provided using accelerated methods for construction equipment. Contract cost is recorded as incurred and revisions in contract revenue and cost estimates are reflected when known. The completion threshold for the start of contract profit recognition is applied to all percentage of completion projects unless and until we project a loss on the project, in which case the estimated loss is immediately recognized.

Revenue from the sale of materials is recognized when delivery occurs and risk of ownership passes to the customer.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Real Estate Transactions: In recognizing revenue from real estate transactions, we follow the provisions in Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (“SFAS 66”). The specific timing of a sale is measured against various criteria in SFAS 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, we defer recognition and account for the continued operations of the property by applying the deposit, finance, installment or cost recovery methods, as appropriate. When a sale occurs within one of our real estate developments and we have not completed all infrastructure development related to the total project, we follow SFAS 66 and Statement of Financials Accounting Standards No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to determine the appropriate cost of sales and the timing of recognition of the sale. In the calculation of cost of sales, we use estimates and forecasts to determine total costs at completion of the development project.

Balance Sheet Classifications: We include in current assets and liabilities amounts receivable and payable under construction contracts (principally retentions) that may extend beyond one year. Additionally, we include the cost of property purchased for development and sale in current assets. A one-year time period is used as the basis for classifying all other current assets and liabilities.

Cash and Cash Equivalents: Cash equivalents are securities having remaining maturities of three months or less from the date of purchase.

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

Concentrations: We maintain the majority of cash balances and all of our marketable securities with several financial institutions. We invest with high credit quality financial institutions and, by policy, limit the amount of credit exposure to any financial institution. Additionally, a significant portion of our labor force is subject to collective bargaining agreements.

Revenue earned by both Granite West and Granite East from federal, state and local government agencies amounted to $1,907.0 million (69.6% of our total revenue) in 2007, $2,026.0 million (68.2%) in 2006 and $1,808.0 million (68.5%) in 2005. Revenue from the California Department of Transportation represented $272.5 million (10.0%) in 2007, $245.2 million (8.3%) in 2006 and $127.1 million (4.8%) in 2005. At December 31, 2007 and 2006, we had significant amounts receivable from these agencies. We perform ongoing credit evaluations of our customers and generally do not require collateral, although the law provides us the ability to file mechanics’ liens on real property improved for private customers in the event of non-payment by such customers. We maintain an allowance for potential credit losses and such losses have been within management’s expectations. We have no foreign operations.

 GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Inventories: Inventories consist primarily of quarry products valued at the lower of average cost or market.

Property and Equipment: Property and equipment are stated at cost. Depreciation for construction and other equipment is primarily provided using accelerated methods over lives ranging from three to seven years and the straight-line method over lives from three to twenty years for the remaining depreciable assets. We believe that accelerated methods best approximate the service provided by the construction and other equipment. Depletion of quarry property is based on the usage of depletable reserves. We frequently sell property and equipment that has reached the end of its useful life or no longer meets our needs, including depleted quarry property. Such property is held in property and equipment until sold. The cost and accumulated depreciation or depletion of property sold or retired is removed from the accounts and gains or losses, if any, are reflected in earnings for the period. We capitalized interest costs related to certain self-constructed assets of $4.1 million in 2007, $4.8 million in 2006 and $3.3 million in 2005. Maintenance and repairs are charged to operations as incurred.

Real Estate Held for Development and Sale and other Long-Lived Assets: Real estate held for development and sale and other Long-Lived Assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If we determine that such circumstances exist we assess and, if necessary, will record an impairment loss when the asset’s carrying value exceeds its estimated fair value.

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

Other intangible assets include covenants not to compete, permits and trade name which are being amortized on a straight-line basis over terms from three to thirty years.

Reclamation Costs: We account for the costs related to legal obligations to reclaim aggregate mining sites and other facilities in accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). Accordingly, we record our estimated reclamation liability when incurred, capitalize the estimated liability as part of the related asset’s carrying amount and allocate it to expense over the asset’s useful life.

Warranties: Many of our construction contracts contain warranty provisions covering defects in equipment, materials, design or workmanship that generally run from six months to one year after our customer accepts the project. Because of the nature of our projects, including contract owner inspections of the work both during construction and prior to acceptance, we have not experienced material warranty costs for these short-term warranties and therefore, do not believe an accrual for these costs is necessary. Certain construction contracts carry longer warranty periods, ranging from two to ten years for which we have accrued an estimate of warranty cost. The warranty cost is estimated based on our experience with the type of work and any known risks relative to the project and was not material at December 31, 2007, 2006 or 2005.

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

Stock-Based Compensation: As more fully described in Note 12, we provide certain stock-based compensation under our Amended and Restated 1999 Equity Incentive Plan (the “Plan”). Prior to January 1, 2006, we accounted for stock-based compensation under Statement of Financial Accounting Standard No. 123. Effective January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123-R”) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”) using the modified prospective transition method. Additionally, during 2007 we concluded our assessment of the impact of FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payments Awards” (“SFAS 123(R)-3”).  Under the provisions of SFAS 123(R)-3, we elected to adopt the alternative method of calculating the historical pool of windfall tax benefits.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Income Taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities on the financial statements and their respective tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company accounts for uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes − an Interpretation of FASB Statement 109 (“FIN 48”). Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as other expense in the statement of income.

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

Recent Accounting Pronouncements: In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements  (“SFAS 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB partially deferred the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We will adopt SFAS 157 during 2008, except as it applies to those non-financial assets and non-financial liabilities for which the effective date has been deferred. The adoption of SFAS 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for us beginning January 1, 2008. We have chosen not to elect the fair value option.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 is an amendment of Accounting Research Bulletin No. 51 and is effective for us as of January 1, 2009. Under SFAS No. 160, the ownership interests in subsidiaries held by parties other than the parent must be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. Lastly, SFAS No. 160 requires entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We are still assessing the impact on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141-R, Business Combinations (“SFAS No. 141-R”) which revised SFAS No. 141, Business Combinations  (“SFAS No. 141”). This pronouncement is effective for us as of January 1, 2009. Under SFAS No. 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. SFAS No. 141-R requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. SFAS No. 141-R will have a significant impact on the accounting for transaction costs, restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination. Under SFAS No. 141-R, adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill. As the provisions of SFAS No. 141-R are applied prospectively, the impact on us cannot be determined until the transactions occur.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Change in Accounting Estimates

Our gross profit in the years ended December 31, 2007, 2006 and 2005 include the effects of changes in the estimates of the profitability of certain projects.

Granite East

The net effect of these estimate changes increased gross profit for the year ended December 31, 2007 and decreased gross profit for the years ended December 31, 2006 and 2005.  The following table presents the changes in Granite East accounting estimates for the years ended December 31, 2007, 2006 and 2005 (dollars in millions):

Years Ended December 31,	2007	2006	2005
Reduction in gross profit	$(57.0)	$(153.0)	$(62.0)
Increase in gross profit	60.0	30.0	31.0
Net increase (reduction) in gross profit	$3.0	$(123.0)	$(31.0)
Number of projects with significant downward estimate changes*	6	18	13
Range of reduction to gross profit from each project**	$2.0 - 32.0	$1.0 - 49.0	$2.0 - 8.0
Number of projects with significant upward estimate changes*	12	9	4
Range of increase to gross profit from each project**	$1.0 - 26.0	$1.0 - 7.0	$1.0 - 12.0

* Significant is defined as a change with a net gross margin impact of $1.0 million or greater and represents $54.0 of the $57.0 total reduction in gross profit.

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

The following table presents additional information about the 6 projects with significant downward estimate changes in 2007 (dollars in millions):

	Number of Projects	Total Contract Value	Gross Profit Reduction Impact	Backlog at December 31, 2007	Percent of Total Granite East Backlog at December 31, 2007
Projects between 96% and 99% complete	5	$1,024.0	$51.0	$25.0	2.1
Project at 49% complete	1	51.0	3.0	26.0	2.1
Total for projects with significant downward changes	6	$1,075.0	$54.0	$51.0	4.2

We recorded minority interest related to these estimate changes of approximately $2.4 million, $24.0 million and $3.4 million for years ended December 31, 2007, 2006 and 2005, respectively. Two of our joint venture projects are currently forecasted at a loss and will require additional capital contributions from our minority partners if the forecasts do not improve. Our joint venture agreements require that such capital contributions be made if needed. Based on our most recent assessment of our partners’ financial condition, we currently believe that one of our partners does not have the ability to contribute all of the additional capital that will be needed if the project forecasts do not improve. Included in minority interest for the years ended December 31, 2007 and 2006 is expense related to potentially uncollectible partners’ balances of approximately $4.6 million and $9.4 million, respectively. Minority interest balances related to loss projects of $2.7 million and $14.8 million at December 31, 2007 and 2006, respectively have been included in other long-term assets in our consolidated balance sheet.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Nine of the twelve Granite East projects that generated significant increased gross profit from changes in estimates during the year ended December 31, 2007 were complete or substantially complete at December 31, 2007, and the remaining three projects ranged between 92% and 95% complete.  The increased gross profit resulted from a combination of the settlement of certain revenue issues with the project owners and the resolution of other project uncertainties. Six of the twelve projects that generated significant increased gross profit had experienced significant margin deterioration in prior periods.

Granite West

During the year ended December 31, 2007, Granite West recognized  increases in gross profit from the net effects of changes in the estimates of project profitability of approximately $23.0 million. This compares with an decrease of approximately $18.0 million from the net effects of estimate changes during the year ended December 31, 2006.  The increased Granite West profitability estimates during the year ended December 31, 2007 were due primarily to the settlement of outstanding issues with contract owners, higher productivity than originally estimated and the resolution of certain project uncertainties.

We currently have a highway project that was transferred to Granite West from our legacy Heavy Construction Division in connection with our realignment that involves construction of seven miles of highway in western Oregon.  The project includes construction of at least eight new structures over creeks, rivers and a railroad, as well as construction of several retaining walls, culverts and drainage improvements.  While clearing and excavating the site, numerous and massive deep-seated landslides (“Landslides”) throughout the seven-mile project site were discovered. At December 31, 2006, we had forecast this project at a loss of approximately $20.0 million, largely due to preliminary designs and estimates of cost associated with these Landslides. During the quarter ended March 31, 2007, a preliminary Landslide mitigation design was completed along with our analysis of the impact of these Landslides on the project. As a result of this analysis, we have determined that the potential cost would be significantly higher than our earlier estimates and that the project would take approximately two years longer to complete than originally anticipated. In December 2007, after conferring with the Oregon Department of Transportation (“ODOT”) on the most cost effective way to deal with these differing site conditions, we agreed upon a written change order with ODOT that included a negotiated suspension of planned construction work aimed at minimizing on-going overhead and site direct costs while the parties jointly pursue a value engineering approach for determining more desirable and cost effective solutions to the Landslide conditions and to establish a process for determining and sharing project costs and time adjustments resulting from the value engineering approach.

We anticipate that we will resume construction work no earlier than May 2008. No agreement has been reached regarding the responsibility for the Landslide mitigation costs. Should negotiations fail, both parties have tentatively agreed to take the issue to the standing Dispute Review Board under the dispute resolution provisions of the contract, resulting in a non-binding ruling that is admissible as evidence in a future court proceeding. Upon completion of the value engineering redesign and cost estimate, and ideally a negotiated agreement on the final cost and schedule to complete the project, Granite will restart construction under a signed change order issued by ODOT.  Because there is remaining uncertainty surrounding the ultimate determination of responsibility for the Landslide mitigation costs as well as what those costs will ultimately be after the value engineering process is complete, we have not recorded any adjustments to our project forecast during the year ended December 31, 2007.

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

When there are contract forecast changes having the significance of those we experienced in the year ended December 31, 2007, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as a change in estimate. In our review of the changes for 2007, we did not identify any material amounts that should have been recorded in a prior period.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Marketable Securities

The carrying amounts of marketable securities were as follows at December 31, 2007 and 2006 (in thousands):

	Held-to-Maturity		Available-for-Sale		Total
	2007	2006	2007	2006	2007	2006
Securities classified as current:
U.S. Government and agency obligations	$22,503	$34,529	$-	$-	$22,503	$34,529
Commercial paper	6,473	58,493	-	-	6,473	58,493
Municipal bonds	14,616	15,037	-	-	14,616	15,037
Mutual funds	-	-	34,166	32,978	34,166	32,978
Total current marketable securities	43,592	108,059	34,166	32,978	77,758	141,037
Securities classified as long-term:
U.S. Government and agency obligations	34,255	37,315	-	-	34,255	37,315
Municipal bonds	20,901	11,633	-	-	20,901	11,633
Total long-term marketable securities	55,156	48,948	-	-	55,156	48,948
Total marketable securities	$98,748	$157,007	$34,166	$32,978	$132,914	$189,985

Held-to-maturity investments are carried at amortized cost, which approximates fair value. Unrealized holding gains and losses for all debt securities were insignificant for the years ended December 31, 2007 and 2006. We recognized unrealized holding losses of $2.5 million ($1.5 million after tax), and gains of $1.7 million ($1.0 million after tax) and $0.2 million ($0.1 million after tax) related to our available-for-sale investment in mutual funds as a component of the other comprehensive income for the years ended December 31, 2007, 2006 and 2005, respectively.

At December 31, 2007, scheduled maturities of held-to-maturity investments were as follows (in thousands):

Within one year	$43,592
After one year through five years	55,156
Total	$98,748

For the years ended December 31, 2007 and 2006, changes in our marketable securities were as follows (in thousands):

	2007			2006
	Held-to-Maturity	Available-for-Sale	Total	Held-to-Maturity	Available-for-Sale	Total
Purchases	$149,264	$3,690	$152,954	$228,626	$5,242	$233,868
Maturities	(195,313)	-	(195,313)	(153,024)	-	(153,024)
Amortization and other	(12,210)	-	(12,210)	5,931	-	5,931
Unrealized gains (losses)	-	(2,502)	(2,502)	-	1,710	1,710
Net Change	$(58,259)	$1,188	$(57,071)	$81,533	$6,952	$88,485

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Accounts Receivable (in thousands)

December 31,	2007	2006
Construction contracts:
Completed and in progress	$193,561	$231,226
Retentions	158,389	191,613
Total construction contracts	351,950	422,839
Construction material sales	32,525	47,082
Other	15,011	24,735
Total gross accounts receivable	399,486	494,656
Less: allowance for doubtful accounts	(2,389)	(2,427)
Total net accounts receivable	$397,097	$492,229

Accounts receivable includes amounts billed and billable for public and private contracts and do not bear interest. The balances billed but not paid by customers pursuant to retainage provisions in construction contracts generally become due upon completion of the contracts and acceptance by the owners. Retainage amounts of $158.4 million at December 31, 2007 are expected to be collected as follows: $147.2 million in 2008, $3.2 million in 2009 and $8.0 million in 2010.

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

We have determined that certain of these joint ventures are variable interest entities as defined by FASB Interpretation No. 46 (“FIN 46”).  Accordingly, we have consolidated those joint ventures where we have determined that we are the primary beneficiary. The joint ventures we have consolidated are engaged in eight active construction projects with total contract values ranging from $126.9 million to $466.9 million. Our proportionate share of these consolidated joint ventures ranges from 52.5% to 99.0%.

Consistent with Emerging Issues Task Force Issue 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures,” we account for our share of the operations of construction joint ventures in which we have determined we are not the primary beneficiary on a pro rata basis in the consolidated statements of income and as a single line item in the consolidated balance sheets.  The joint ventures in which we hold a significant interest but are not the primary beneficiary are engaged in seven active construction projects with total contract values ranging from $94.4 million to $624.9 million.  Our proportionate share of equity in these joint ventures ranges from 20% to 40%, the most significant of which includes a 40% share and a 20% share, respectively, of two rapid transit projects in New York.

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The combined assets, liabilities and net assets of unconsolidated joint ventures in which we have determined we are not the primary beneficiary are as follows (in thousands):

December 31,	2007	2006
Assets:
Total	$272,603	$158,178
Less other partners’ interest	195,394	103,723
Company’s interest	77,209	54,455
Liabilities:
Total	186,784	79,183
Less other partners’ interest	143,915	56,640
Company’s interest	42,869	22,543
Company’s interest in net assets	$34,340	$31,912

The revenue and costs of revenue of unconsolidated joint ventures in which we have determined we are not the primary beneficiary are as follows (in thousands):

December 31,	2007	2006	2005
Revenue:
Total	$479,901	$349,945	$228,180
Less other partners’ interest	364,663	239,045	152,980
Company’s interest	115,238	110,900	75,200
Cost of revenue:
Total	446,000	281,622	213,176
Less other partners’ interest	337,785	192,802	144,022
Company’s interest	108,215	88,820	69,154
Company’s interest in gross profit	$7,023	$22,080	$6,046

Although our agreements with our joint venture partners for both construction joint ventures and line item joint ventures provide that each party will assume and pay its share of any losses resulting from a project, if one of our partners is unable to pay its share, we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under our joint venture arrangements beyond our proportionate share include a partner’s inability to contribute additional funds to the venture in the event the project incurs a loss, or additional costs that we could incur should a partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. At December 31, 2007, approximately $650.0 million of work representing our partners’ share of unconsolidated and line item joint venture contracts in progress had yet to be completed.

6. Real Estate Partnerships and Investment in Affiliates

We participate in real estate partnerships through our Granite Land Company (“GLC”) subsidiary. Generally, each partnership is formed to accomplish a specific real estate development project. We have determined that certain of these partnerships are variable interest entities as defined by FIN 46. Accordingly, we have consolidated those partnerships where we have determined that we are the primary beneficiary. At December 31, 2007, the partnerships we have consolidated were engaged in development projects with total assets ranging from approximately $0.4 million to $26.8 million. Of the approximately $51.7 million classified as real estate held for development and sale and an additional $14.8 million included in property and equipment on our consolidated balance sheet at December 31, 2007, approximately $58.9 million was pledged as collateral for the obligations of consolidated real estate partnerships. Our proportionate share of the results of these partnerships varies depending on the ultimate profitability of the partnerships.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Included in the $51.7 million balance of real estate held for development and sale at December 31, 2007 is approximately $39.5 million related to residential housing projects. Due to the downturn in the residential housing market we assessed whether our investments related to these projects were impaired.  As a result of this assessment, we recorded an impairment charge of $3.0 million in the quarter ended December 31, 2007 related to a project in central California, which is an area that has been particularly impacted by the slowing demand for new housing construction. This impairment charge was calculated as the excess of the carrying amount over the estimated fair value (computed using probability – weighted discounted future cash flows) and was recorded in cost of revenue in our consolidated income statement. We will continue to assess the carrying amount of this portfolio given the ongoing uncertainties in the housing markets. There is no assurance that future events will not adversely effect recoverability that could result in impairment.

We account for our share of the operations of real estate partnerships in which we have determined we are not the primary beneficiary using the equity method. Additionally we have other investments in affiliates that are accounted for using the equity method. The most significant of these investments is a 50% interest in a limited liability company which owns and operates an asphalt terminal in Nevada, a 48% interest in a limited liability company which develops land in Oregon, and a 42% interest in a limited partnership which develops land in Texas. We have made advances to the asphalt terminal limited liability company of which $5.0 million remained outstanding at December 31, 2007.

Our investments in affiliates comprised (in thousands):

December 31,	2007	2006
Equity method investments in affiliates	$22,304	$17,298
Cost method investment	4,171	4,173
Total investments in affiliates	$26,475	$21,471

The following table provides summarized financial information on a combined 100% basis for our affiliates accounted for under the equity method (in thousands):

December 31,	2007	2006
Balance sheet data:
Current assets	$74,922	$20,279
Long-term assets	73,185	107,562
Total assets	148,107	127,841
Current liabilities	18,518	17,433
Long-term liabilities	61,705	73,208
Total liabilities	80,223	90,641
Net assets	$67,884	$37,200
Company’s interest in affiliates’ net assets	$22,304	$17,298

Years Ended December 31,	2007	2006	2005
Earnings data:
Revenue	$56,912	$50,353	$30,732
Gross profit	32,797	9,580	8,616
Earnings before taxes	20,502	3,158	2,170
Net income	20,502	3,158	2,170
Company’s interest in affiliates’ net income	5,205	2,157	1,497

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Property and Equipment (in thousands)

December 31,	2007	2006
Land and land improvements	$93,862	$56,797
Quarry property	135,749	112,654
Buildings and leasehold improvements	79,663	72,975
Equipment and vehicles	843,570	804,370
Office furniture and equipment	28,889	26,006
Gross property and equipment	1,181,733	1,072,802
Less accumulated depreciation and depletion	678,832	642,836
Net property and equipment	$502,901	$429,966

Depreciation and depletion expense for the years ended December 31, 2007, 2006 and 2005 was $81.3 million, $70.7 million and $65.1 million, respectively. Certain property and equipment in 2007 was added as a result of acquisitions (see Note 17).

We have recorded liabilities associated with our legally required obligations to reclaim owned and leased quarry property and related facilities in accordance with SFAS 143. The following is a reconciliation of these asset retirement obligations which are primarily included in other long-term liabilities on our consolidated balance sheet (in thousands):

December 31,	2007	2006
Beginning balance	$12,680	$11,901
Revisions to estimates	4,742	216
Liabilities incurred	1,800	-
Liabilities settled	(317)	(18)
Accretion	624	581
Ending balance	$19,529	$12,680

8. Intangible Assets

The following table indicates goodwill which is included in other assets on our consolidated balance sheets (in thousands):

December 31,	2007	2006
Granite West	$9,900	$9,900
Total goodwill	$9,900	$9,900

There were no additions to goodwill during 2007 or 2006.  During 2006, a goodwill impairment charge of $18.0 million was recorded in our Granite East segment associated with our New York-based Granite Northeast (“GNE”) reporting unit. This impairment conclusion was reached due to continuing losses at GNE, including significant unexpected losses in the quarter ended December 31, 2006.

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following other intangible assets are included in other assets on our consolidated balance sheets (in thousands):

	December 31, 2007
	Gross Value	Accumulated Amortization	Net Value
Amortized intangible assets:
Permits	$36,362	(1,953)	$34,409
Trade names	1,425	(972)	453
Covenants not to compete	1,661	(410)	1,251
Other	1,712	(671)	1,041
Total amortized intangible assets	$41,160	$(4,006)	$37,154

	December 31, 2006
	Gross Value	Accumulated Amortization	Net Value
Amortized intangible assets:
Permits	$2,000	(761)	$1,239
Trade names	1,425	(768)	657
Covenants not to compete	161	(109)	52
Other	603	(193)	410
Total amortized intangible assets	$4,189	$(1,831)	$2,358

During 2007, our intangible assets increased primarily due to our business acquisitions (see Note 17). Amortization expense related to these intangible assets for the years ended December 31, 2007, 2006 and 2005 was $2.2 million, $0.6 million, and $0.7 million, respectively. Amortization expense expected to be recorded in the future is as follows: $3.0 million in 2008, $2.7 million in 2009, $2.2 million in 2010, $2.0 million in 2011, $1.8 million in 2012 and $25.4 million thereafter.

9. Accrued Expenses and Other Current Liabilities (in thousands)

December 31,	2007	2006
Payroll and related employee benefits	$52,227	$53,956
Accrued insurance	42,765	37,582
Loss job reserves	29,003	54,825
Wilder purchase liability	27,332	-
Other	60,938	42,965
Total	$212,265	$189,328

Loss job reserves consist of the estimated costs for the uncompleted portion of projects forecasted at a loss (see Note 2).

10. Long-Term Debt and Credit Arrangements (in thousands)

December 31,	2007	2006
Senior notes payable	$270,000	$85,000
Mortgages	26,463	21,436
Other notes payable	650	800
Total debt	297,113	107,236
Less current maturities	28,696	28,660
Total long-term debt	$268,417	$78,576

The aggregate minimum principal maturities of long-term debt for each of the five years following December 31, 2007 are as follows (in thousands): 2008 - $28,696; 2009 - $25,897; 2010 - $15,166; 2011 - $10,451; 2012 - $8,402; and beyond 2013 - $208,501.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Senior notes payable in the amount of $20.0 million are due to a group of institutional holders. The notes are due in nine equal annual installments which began in 2002 and bear interest at 6.54% per annum. Additional senior notes payable in the amount of $50.0 million are due to a second group of institutional holders.   The notes are due in nine equal annual installments which began in 2005 and bear interest at 6.96% per annum. A third set of senior notes payable in the amount of $200.0 million are due to a third group of institutional holders.  These notes are due in five equal installments beginning in 2015 and bear interest at 6.11% per annum.  Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of the senior notes payable was approximately $270.0 million as of December 31, 2007 and $88.0 million as of December 31, 2006.

We have a $150.0 million bank revolving line of credit, which allows for unsecured borrowings through June 24, 2011, with interest rate options. Interest on outstanding borrowings under the revolving line of credit is at our choice of selected LIBOR rates plus a margin that is recalculated quarterly. The margin was 0.80% at December 31, 2007. At December 31, 2007 we had no amounts outstanding under this line of credit. We also have standby letters of credit totaling $4.4 million that reduce the amount available under the line of credit. The unused and available portion of this line of credit was $145.6 million at December 31, 2007.

Mortgages consist of notes incurred in connection with the purchase of property connected with our GLC subsidiary. These notes are collateralized by the property purchased and bear interest at 8.1% to 12.0% per annum with principal and interest payable in installments through 2011. The carrying amount of property pledged as collateral was approximately $58.9 million at December 31, 2007.

Restrictive covenants under the terms or our debt agreements require the maintenance of certain levels of working capital and cash flow, financial ratios and the maintenance of tangible net worth (as defined) of approximately $510.0 million. We were in compliance with these covenants at December 31, 2007.

11. Employee Benefit Plans

Employee Stock Ownership Plan: Our Employee Stock Ownership Plan (“ESOP”) covers all employees not included in collective bargaining agreements, except employees of our subsidiary, Wilder, and of our consolidated construction joint ventures. As of December 31, 2007, the ESOP owned 5,146,261 shares of our common stock. Dividends on shares held by the ESOP are charged to retained earnings and all shares held by the ESOP are treated as outstanding in computing our earnings per share.

Contributions to the ESOP have been discretionary and comprised shares of our stock that were purchased on the market and immediately contributed to the plan. Compensation cost is measured as the cost to purchase the shares (market value on the date of purchase and contribution). Contribution expense was $2.0 million in each of the years ended December 31, 2006 and 2005. Effective January 1, 2007, the ESOP was amended to effectively freeze the plan. Under the amended plan, no new participants were added and no further contributions were made for the year ended December 31, 2007.

Profit Sharing and 401(k) Plan: The plan is a defined contribution plan covering all employees not included in collective bargaining agreements, except employees of our subsidiary, Wilder, and our consolidated construction joint ventures. Each employee can elect to have up to 15% of gross pay contributed to the 401(k) plan on a before-tax basis. The plan allows for company matching and additional contributions at the discretion of the Board of Directors. Our contributions to the Profit Sharing and 401(k) Plan for the years ended December 31, 2007, 2006 and 2005 were $10.1 million, $8.1 million and $7.0 million, respectively. Included in the contributions were 401(k) matching contributions of $10.1 million, $5.6 million and $4.9 million, respectively. Additionally, Wilder provides a 401(k) plan covering all of its employees and a separate defined contribution plan covering employees not covered by other plans. Wilder’s contributions under these plans totaled approximately $1.2 million, $2.6 million and $2.4 million in the years ended December 31, 2007, 2006 and 2005, respectively.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other: Three of our wholly owned subsidiaries, Granite Construction Company, Granite Construction Northeast, Inc. (formerly Granite Halmar Construction Company, Inc.) and Wilder, also contribute to various multi-employer pension plans on behalf of union employees. Under the Employee Retirement Income Security Act, a contributor to a multi-employer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. We currently have no intention of withdrawing from any of the multi-employer pension plans in which we participate. Contributions to these plans for the years ended December 31, 2007, 2006 and 2005 were $24.3 million, $25.3 million and $20.4 million, respectively. We also provide non-qualified deferred compensation plans to certain of our highly compensated employees that provide the participants the opportunity to defer payment of certain compensation as defined in the plan and provides for matching of certain amounts deferred as part of a retirement plan excess feature of the plan.

12. Shareholder's Equity

Stock-based Compensation: We provide certain stock-based compensation under our Amended and Restated 1999 Equity Incentive Plan (the “Plan”). Prior to January 1, 2006, we accounted for stock-based compensation under Statement of Financial Accounting Standard No. 123. Effective January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123-R”) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”) using the modified prospective transition method.

The Plan provides for the grant of restricted common stock, incentive and nonqualified stock options, performance units and performance shares to employees and awards to members of our Board of Directors in the form of stock units or stock options (“Director Options”). A total of 4,250,000 shares of our common stock have been reserved for issuance under the Plan of which approximately 2,245,279 remained available as of December 31 2007.

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

A summary of the changes in our restricted stock during the years ended December 31, 2007, 2006 and 2005 are as follows (shares in thousands):

December 31,	2007		2006		2005
	Shares	Weighted-average grant-date fair value per share	Shares	Weighted-average grant-date fair value per share	Shares	Weighted-average grant-date fair value per share
Restricted shares outstanding, beginning balance	877	$27.06	1,005	$21.44	1,163	$19.58
Restricted shares granted	227	57.47	216	47.94	214	26.07
Restricted shares vested	(239)	25.99	(331)	23.55	(343)	18.00
Restricted shares forfeited	(58)	31.31	(13)	29.22	(29)	21.63
Restricted shares outstanding, ending balance	807	$35.62	877	$27.06	1,005	$21.44

Compensation cost related to restricted shares was approximately $6.2 million ($4.2 million net of tax), $7.6 million ($5.0 million net of tax) and $6.0 million ($4.2 million net of tax) for the years ended December 31, 2007, 2006 and 2005, respectively. The grant date fair value of restricted shares vested during the years ended December 31, 2007, 2006 and 2005 was approximately $6.2 million, $7.8 million and $6.2 million, respectively. As of December 31, 2007 there was $15.8 million of unrecognized compensation cost related to restricted shares which will be recognized over a remaining weighted-average period of 3.1 years.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Options and Stock Units: To date we have granted options and stock units only to members of our Board of Directors. Options granted to our Board of Directors are immediately exercisable and expire over varying terms not to exceed 10 years. We estimate and record the fair value of each option grant using the Black-Scholes option-pricing model. Each stock unit can be exchanged for a share of our common stock, has no vesting requirement and is recorded at fair value using the market price of our common stock at the date of grant. There were 49,000 options and 19,000 stock units outstanding at December 31, 2007. The number and financial impact of Director Options and units are considered immaterial for further disclosure.

Share Repurchase Authorization: In October 2007, our Board of Directors authorized us to repurchase, at management’s discretion, up to $200.0 million of our common stock.  Under the new repurchase program, the Company may repurchase shares from time to time on the open market or in private transactions.  The specific timing and amount of repurchases will vary based on market conditions, securities law limitations and other factors. The share repurchase program may be suspended or discontinued at any time without prior notice. This new program replaces a $25.0 million share repurchase program announced in 2002. During the fourth quarter we repurchased and retired 2.5 million shares of our common stock for $92.7 million.  At December 31, 2007, $107.3 million of the $200.0 million authorization was available for repurchase. Additionally, we repurchased and retired 0.7 million shares of our common stock for $25.0 million during the period from January 1, 2008 to February 19, 2008. The purchase price of our common stock repurchased and retired in excess of par value is allocated between additional paid-in capital and retained earnings in accordance with Accounting Principles Board Opinion No. 6 Status of Accounting Research Bulletins.

13. Weighted Average Shares Outstanding

A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income per share in the accompanying Consolidated Statements of Income is as follows (in thousands):

Years Ended December 31,	2007	2006	2005
Weighted average shares outstanding:
Weighted average common stock outstanding	41,699	41,803	41,678
Less: weighted average non-vested restricted stock outstanding	833	929	1,064
Total basic weighted average shares outstanding	40,866	40,874	40,614
Diluted weighted average shares outstanding:
Basic weighted average shares outstanding	40,866	40,874	40,614
Effect of dilutive securities:
Common stock options and units	43	46	70
Restricted stock	480	551	565
Total weighted average shares outstanding assuming dilution	41,389	41,471	41,249

Restricted stock representing approximately 108,000 shares, 127,000 shares and 42,000 shares for the years ended December 31, 2007, 2006 and 2005, respectively, have been excluded from the calculation of diluted net income per share because their effects are anti-dilutive. We calculate dilutive shares on a quarterly basis and average the quarterly amounts to determine the year-end amount.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. Income Taxes

Uncertain tax positions: We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized an increase in the liability for uncertain tax positions of approximately $4.8 million, of which approximately $0.6 million is accounted for as a decrease in the January 1, 2007 balance of retained earnings. Including the cumulative increase at the beginning of 2007, we had approximately $4.8 million of total gross unrecognized tax benefits at December 31, 2007. There were no unrecognized tax benefits that would impact the effective tax rate in any future period at either January 1, 2007 or December 31, 2007 and we do not believe it is reasonably possible that the total amount of our liability will significantly increase or decrease within twelve months of December 31, 2007. We file income tax returns in the U.S. federal and various state and local jurisdictions. We are currently under examination by the North Carolina taxing authorities for the years 2004, 2005 and 2006. We are not currently under examination by any other taxing authorities for any open tax years. The tax years 2003 through 2006 remain open to examination by the major taxing authorities to which we are subject. We record interest related to uncertain tax positions as interest and any penalties are recorded as other expense in our statement of income. Approximately $0.6 million in estimated interest was recognized in our consolidated balance sheet at December 31, 2007.

Tabular Reconciliation of Unrecognized Tax Benefits (in thousands):

December 31,	2007
Unrecognized Tax Benefits - Opening Balance	$4,783
Gross increases - tax positions in prior period	-
Gross decreases - tax positions in prior period	-
Gross increases - current-period tax positions	1,612
Settlements	-
Lapse of statue of limitations	(1,644)
Unrecognized Tax Benefits - Ending Balance	$4,751

Provision for income taxes (in thousands):

Years Ended December 31,	2007	2006	2005
Federal:
Current	$61,189	$57,416	$42,399
Deferred	(7,313)	(26,444)	(7,682)
Total federal	53,876	30,972	34,717
State:
Current	12,417	10,724	7,853
Deferred	(823)	(3,018)	(1,157)
Total state	11,594	7,706	6,696
Total provision for income taxes	$65,470	$38,678	$41,413

Reconciliation of statutory to effective tax rate:

Years Ended December 31,	2007	2006	2005
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	3.7	3.6	3.2
Percentage depletion deduction	(1.7)	(3.1)	(2.8)
Domestic production deduction	(1.9)	(1.5)	(0.9)
Minority interest	(3.5)	2.2	(4.1)
Other	1.4	(2.0)	(1.3)
Effective tax rate	33.0%	34.2%	29.1%

The impact on the effective tax rate related to minority interest is a result of the consolidation of construction joint ventures and other entities which are not subject to income taxes on a stand-alone basis.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred tax assets and liabilities (in thousands):

December 31,	2007	2006
Deferred tax assets:
Accounts receivable	$3,158	$3,342
Inventory	3,740	4,390
Insurance	3,784	1,071
Deferred compensation	13,588	10,833
Other accrued liabilities	11,431	12,048
Contract recognition	25,201	22,280
Other	1,478	-
Net operating loss carryforward	9,126	6,465
Valuation allowance	(10,591)	(8,805)
Total deferred tax assets	$60,915	$51,624
Deferred tax liabilities:
Property and equipment	$34,441	$34,576
Unrealized gain on marketable securities	706	1,675
Other	-	921
Total deferred tax liabilities	$35,147	$37,172

The deferred tax asset for other accrued liabilities relates to various items including accrued vacation and accrued reclamation costs which are deductible in future periods. The 2006 deferred tax assets and liabilities in the table above reflect certain immaterial reclassifications between categories.

Our deferred tax asset for net operating loss carryforward relates to state and local tax carryforwards for our Granite Northeast subsidiary (“GNE”), which expire between 2021 and 2027. We have provided a valuation allowance on the net deferred tax assets of GNE because of uncertainty regarding their realizability due to recent losses and uncertainty regarding the impact of any future tax law changes. The increase in the carryforward and valuation allowance in 2007 was the result of taxable losses generated by GNE.

15. Commitments, Contingencies and Guarantees

Leases: Minimum rental commitments and minimum royalty requirements under all noncancellable operating leases, primarily quarry property, in effect at December 31, 2007 were (in thousands):

Years Ending December 31,
2008	$8,674
2009	7,115
2010	5,816
2011	5,189
2012	3,887
Later years (through 2056)	22,594
Total	$53,275

Operating lease rental expense was $16.6 million in 2007, $14.6 million in 2006 and $9.5 million in 2005.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Litigation:

Silica Litigation

Our wholly owned subsidiary Granite Construction Company (“GCCO”) is one of approximately 100 to 300 defendants in nine active California Superior Court lawsuits. Of the nine lawsuits, five were filed against GCCO in 2005 and four were filed against GCCO in 2006, in Alameda County (Riley vs. A-1 Aggregates, et al.; Molina vs. A-1 Aggregates, et al.; Dominguez vs. A-1 Aggregates, et al.; Cleveland vs. A. Teichert & Son.; Guido vs. A. Teichert & Son, Inc.; Williams vs. A. Teichert & Son, Inc.; Horne vs. Teichert & Son, Inc.; Kammer vs.A-1 Aggregates, et al.; and Solis vs. The 3M Company et al.). Each lawsuit was brought by a single plaintiff who is seeking money damages by way of various causes of action, including strict product and market share liability, and alleges personal injuries caused by exposure to silica products and related materials during the plaintiffs’ use or association with sand blasting or grinding concrete. The plaintiff in each lawsuit has categorized the defendants as equipment defendants, respirator defendants, premises defendants and sand defendants. We have been identified as a sand defendant, meaning a party that manufactured, supplied or distributed silica-containing products. Our preliminary investigation revealed that we have not knowingly sold or distributed abrasive silica sand for sandblasting, and therefore, we believe the probability of these lawsuits resulting in an incurrence of a material liability is remote. We have been dismissed from fifteen other similar lawsuits.

Hiawatha Project DBE Issues

The Hiawatha Light Rail Transit (“HLRT”) project was performed by Minnesota Transit Constructors (“MnTC”), a joint venture that consisted of GCCO and other unrelated companies.  GCCO was the managing partner of the joint venture, with a 56.5% interest.  The Minnesota Department of Transportation (“MnDOT”) is the contracting agency for this federally funded project.  MnDOT and the U.S. Department of Transportation Office of Inspector General (“OIG”) each conducted a review of the Disadvantaged Business Enterprise (“DBE”) program maintained by MnTC for the HLRT project.  In addition, the U.S. Department of Justice (“USDOJ”) is conducting an investigation into compliance issues with respect to MnTC’s DBE Program for the HLRT project.  MnDOT and the OIG (collectively, the “Agencies”) have initially identified certain compliance issues in connection with MnTC’s DBE Program and, as a result, have determined that MnTC failed to meet the DBE utilization criteria as represented by MnTC.  Although there has been no formal administrative subpoena issued, nor has a civil complaint been filed in connection with the administrative reviews or the investigation, MnDOT has proposed a monetary sanction of $4.3 million against MnTC and specified DBE training for  personnel from the members of the MnTC joint venture as a condition of future bidding on MnDOT work by joint venture members of MnTC.  MnTC is fully cooperating with the Agencies and the USDOJ and, on July 2, 2007, presented its response to the initial determinations of the Agencies as well as the investigation by the USDOJ.  We have yet to receive a formal reply from the Agencies or the USDOJ, although informal discussions have been continuing and we cannot rule out the possibility of a criminal action being brought against MnTC or one of its members.

I-494 Project DBE Issues

The I-494 project was performed by a joint venture (“JV”) that consisted of GCCO and another unrelated party.  GCCO was the managing partner of the JV, with a 60% interest.  MnDOT is the contracting agency for this federally funded project.  MnDOT conducted a review of the DBE program maintained by the JV for the I-494 project.  MnDOT has initially identified certain compliance issues in connection with the JV’s DBE program, and as a result, has determined that the JV failed to meet the DBE utilization criteria as represented by the JV.  Although there has been no formal administrative subpoena, nor has a civil complaint been filed in connection with the administrative reviews, MnDOT has proposed a monetary sanction of $200,000 against the JV and specified DBE training for personnel from the members of the JV as a condition of future bidding on MnDOT work by joint venture members of the JV.  The JV is fully cooperating with MnDOT and has the opportunity to present its response to MnDOT’s initial determinations.  The JV is investigating MnDOT’s initial determinations and preparing its response thereto.  Therefore, we cannot reasonably estimate the amount of any monetary sanction or what, if any, other sanction conditions might ultimately be imposed.

US Highway 20 Project

GCCO and its subsidiary, Wilder are the members of a joint venture known as Yaquina River Constructors (“YRC”) which is currently constructing a new road alignment of US Highway 20 near Eddyville, Oregon under contract with the Oregon Department of Transportation (ODOT).  The project involves constructing seven miles of new road through steep and forested terrain in the Coast Range Mountains.  During the fall and winter of 2006, extraordinary rain events produced runoff that overwhelmed erosion control measures installed at the project and resulted in discharges to surface water in alleged violations of the stormwater permit.  The Oregon Department of Environmental Quality (“DEQ”) has issued notices of violation and fine of $90,000 to ODOT and $240,000 to YRC for these alleged violations.  YRC has filed an answer to the notice of violation and is attempting to negotiate resolution with the DEQ. The Oregon Department of Justice is conducting a criminal investigation in connection with stormwater runoff from the project.  YRC and its members are fully cooperating in the investigation, but YRC does not know whether criminal or civil charges, if any, will be brought or against whom. Therefore, we cannot estimate what, if any, criminal or civil penalty or conditional assessment will result from this investigation.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Legal Proceedings

We are a party to a number of other legal proceedings arising in the normal course of business which, from time to time, include inquiries from public agencies seeking information concerning our compliance with government construction contracting requirements and related laws and regulations. We believe that the nature and number of these proceedings and compliance inquiries are typical for a construction firm of our size and scope. Our litigation typically involves claims regarding public liability or contract related issues. While management currently believes, after consultation with counsel, that the ultimate outcome of such proceedings and compliance inquiries which are currently pending, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations or cash flows, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations, cash flows and/or financial position. While any one of our pending legal proceedings is subject to early resolution as a result of our ongoing efforts to settle, whether or when any legal proceeding will resolve through settlement is neither predictable nor guaranteed.

Other:

Guarantees: As discussed in Note 5, we participate in various construction joint venture partnerships. All partners in these joint ventures are jointly and severally liable for completion of the total project under the terms of the contract with the project owner. Although our agreements with our joint venture partners provide that each party will assume and pay its share of any losses resulting from a project, if one of our partners was unable to pay its share we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. At December 31, 2007, approximately $650.0 million of work representing either our partners’ proportionate share of unconsolidated construction joint ventures or work that our partners are directly responsible for in line item joint ventures, had yet to be completed. During 2007 and 2006, we recorded approximately $4.6 million and $9.4 million, respectively, in additional minority interest cost related to our assessment that our partner in one construction joint venture project would be unable to pay its full share of the projects projected losses. Prior to 2006, we had never incurred a loss under these joint and several liability provisions, however, it is possible that we could record additional losses in the future and such losses could be significant.

Wilder: At December 31, 2006 we owned approximately 75% of the common shares of Wilder Construction Company (“Wilder”).  All of the remaining non-Granite held common shares were redeemable by the holders upon retirement, voluntary termination, death or permanent disability.  Approximately 52% of these non-Granite shares were held by Wilder founders or non-employees and were accounted for under Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristic of Both Liabilities and Equity” and related pronouncements (“SFAS 150”).  The remaining 48% were accounted for as stock-based compensation under SFAS 123-R. As required by both SFAS 123-R and SFAS 150, the redemption value of these shares was included in other long-term liabilities.

In November 2007, we received approval from the minority shareholders of Wilder to purchase all remaining shares for approximately $28.0 million in cash, which was approximately $7.8 million higher than the current redemption price. The purchase price was deposited with an exchange agent for the benefit of the minority shareholders in December 2007 and was paid to the minority shareholders in January 2008. The excess of the amount paid for these shares over the redemption liability was recorded in our statement of income for the year ended December 31, 2007, as a one-time charge of approximately $7.8 million and the purchase liability was reclassified from long-term to current at December 31, 2007.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16. Business Segment Information

We have completed a realignment of our former Branch and Heavy Construction Divisions into two geographically based divisions – Granite West and Granite East. Both Granite West and Granite East represent reportable segments and the prior period segment information presented below has been reclassified to conform to the new organizational structure.

Granite West is comprised of decentralized branch offices in the western United States that perform various heavy civil construction projects with a large portion of the work focused on new construction and improvement of streets, roads, highways and bridges as well as site preparation for housing and commercial development. Each branch reports under one of three operating groups: Northwest, Northern California and Southwest. Because the operating groups have similar economic characteristics as defined in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), we have aggregated them into the Granite West reportable segment. Although most Granite West projects are started and completed within a year, the division also has the capability of constructing larger projects and at December 31, 2007 had five active projects, each with total contract revenue greater than $50.0 million, including two projects from our legacy Heavy Construction Division. All of our revenue from the sale of construction materials is generated by Granite West which mines aggregates and operates plants that process aggregates into construction materials for internal use and for sale to others. These activities are vertically integrated into the Granite West business, providing both a source of profits and a competitive advantage to our construction business.

Granite East operates in the eastern portion of the United States with a focus on large, complex infrastructure projects including major highways, large dams, mass transit facilities, bridges, pipelines, canals, waterway locks and dams, and airport infrastructure. With Division offices in Lewisville, Texas, Granite East operates out of three regional offices: the Central Region, based in Lewisville, Texas; the Southeast Region, based in Tampa, Florida; and the Northeast Region, based in Tarrytown, New York.  Because the regions have similar economic characteristics as defined in SFAS 131, we have aggregated them into the Granite East reportable segment. Granite East construction contracts are typically greater than two years in duration.

Additionally, we purchase, develop, operate, sell and otherwise invest in real estate through our GLC, which also provides real estate services for other Granite operations. GLC’s portfolio of projects includes both commercial and residential development and is geographically diversified throughout the West and Texas.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). We generally evaluate performance based on operating profit or loss (excluding gain on sales of property and equipment), and do not include income taxes, interest income, interest expense or other income (expense). Unallocated other corporate expenses principally comprise corporate general and administrative expenses. Segment assets include property and equipment, and real estate held for development and sale.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summarized segment information is as follows (in thousands):

Years Ended December 31,	Granite West	Granite East	GLC	Total
2007
Revenues from external customers	$1,923,686	$773,516	$40,712	$2,737,914
Intersegment revenue transfer	5,065	(5,065)	-	-
Net revenue	1,928,751	768,451	40,712	2,737,914
Depreciation, depletion and amortization	68,561	9,889	44	78,494
Operating income	230,191	766	12,031	242,988
Segment assets	450,843	27,644	51,794	530,281
2006
Revenues from external customers	$1,911,072	$1,023,541	$34,991	$2,969,604
Intersegment revenue transfer	16,924	(16,924)	-	-
Net revenue	1,927,996	1,006,617	34,991	2,969,604
Depreciation, depletion and amortization	51,965	13,802	27	65,794
Operating (loss) income	250,217	(123,052)	14,927	142,092
Segment assets	363,970	41,762	55,994	461,726
2005
Revenues from external customers	$1,568,939	$1,052,715	$19,698	$2,641,352
Intersegment revenue transfer	30,519	(30,519)	-	-
Net revenue	1,599,458	1,022,196	19,698	2,641,352
Depreciation, depletion and amortization	44,706	15,317	75	60,098
Operating income	153,675	12,472	9,427	175,574

A reconciliation of segment operating income to consolidated totals is as follows (in thousands):

Years ended December 31,	2007	2006	2005
Total operating income for reportable segments	$242,988	$142,092	$175,574
Other income	23,509	24,381	7,396
Gain on sales of property and equipment	10,343	10,408	8,235
Unallocated other corporate expenses	(78,446)	(63,864)	(48,894)
Income before provision for income taxes and minority interest	$198,394	$113,017	$142,311

Reconciliation of segment assets to consolidated totals (in thousands):

December 31,	2007	2006
Total assets for reportable segments	$530,281	$461,726
Assets not allocated to segments:
Cash and cash equivalents	352,434	204,893
Marketable securities	132,914	189,985
Deferred income taxes	43,713	36,776
Other current assets	601,920	644,611
Property and equipment	24,308	24,128
Other assets	100,848	70,719
Consolidated total assets	$1,786,418	$1,632,838

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17. Acquisitions

Superior Group of Companies

On April 3, 2007, we acquired certain assets of the Superior Group of Companies, a Pacific Northwest-based construction materials producer and asphalt paving company, for approximately $58.6 million in cash.  The acquisition agreement also provides for the payment of an additional $3.0 million for the assumption of a certain lease and related intangible assets which has not yet been completed.  The acquired business operates under the name Granite Northwest, Inc. as a wholly owned subsidiary of Granite Construction Incorporated and operates as the Columbia River Branch in our Granite West segment.  The purchased assets include 16 asphalt plants and related permits, more than 50 million tons of permitted aggregate reserves (owned and leased), construction equipment and rolling stock and all associated shops and buildings.  We have accounted for this transaction in accordance with SFAS No. 141 and the results of the acquired business’ operations are included in our consolidated financial statements as of April 3, 2007.

Purchase Price Allocation

In accordance with SFAS No. 141, the total purchase price was allocated to the net tangible and identifiable intangible assets based on their estimated fair values as of April 3, 2007 as set forth below. The estimated fair value of the assets and liabilities acquired  approximates the purchase price; therefore, no goodwill was recorded.  Purchased intangibles are generally amortized on a straight-line basis over their respective useful lives.  The weighted average useful life remaining of these intangibles at December 31, 2007 was approximately 18 years.

(in thousands)
Land & buildings	$6,700
Plant & equipment	23,800
Inventory	3,900
Mining rights	6,000
Permits	17,500
Other intangible assets	2,000
Asset retirement obligations and other liabilities	(1,300)
Total purchase price	$58,600

Pro Forma Financial Information (unaudited)

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

(in thousands, except per share amounts)
December 31,	2007	2006
Revenue	$2,744,423	$3,062,517
Net income	107,150	82,682
Basic net income per share	2.62	2.02
Diluted net income per share	2.59	1.99

Other Acquisitions

In June 2007, we also purchased certain assets and assumed certain liabilities of an asphalt concrete manufacturer near Santa Clara, California for cash consideration of approximately $17.8 million.  This purchase was accounted for in accordance with SFAS 141.  The results of the acquired business’s operations are included in our consolidated Granite West results as of June 1, 2007, the date of acquisition.  The estimated fair value of the assets acquired approximates the purchase price; therefore, no goodwill was recorded.

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

                                    GRANITE CONSTRUCTION INCORPORATED

                                    By:  /s/ William E. Barton
                                    William E. Barton, Senior Vice President and
                                    Chief Financial Officer

Date: February 22, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 22, 2008, by the following persons in the capacities indicated.

/s/ William G. Dorey
William G. Dorey, President, Chief Executive Officer and Director

/s/ William E. Barton
William E. Barton, Senior Vice President and Chief Financial Officer, Principal Accounting and Financial Officer

/s/ David H. Watts
David H. Watts, Chairman of the Board and Director

/s/ Claes G. Bjork
Claes G. Bjork, Director

/s/ James W. Bradford
James W. Bradford, Director

/s/ Gary M. Cusumano
Gary M. Cusumano, Director

/s/ David H. Kelsey
David H. Kelsey, Director

/s/ Rebecca A. McDonald
Rebecca A. McDonald, Director

/s/ J. Fernando Niebla
J. Fernando Niebla, Director

/s/ William H. Powell
William H. Powell, Director

SCHEDULE II

GRANITE CONSTRUCTION INCORPORATED
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Charged to Expense	Deductions and Adjustments **	Balance at End of Year
YEAR ENDED DECEMBER 31, 2007
Allowance for long-term receivable	$3,500	$-	$-	$3,500
Allowance for doubtful accounts	2,427	3,894	(3,932)	2,389
YEAR ENDED DECEMBER 31, 2006
Allowance for long-term receivable	$3,500	$-	$-	$3,500
Allowance for doubtful accounts	1,606	438	383	2,427
YEAR ENDED DECEMBER 31, 2005
Allowance for long-term receivable	$-	$3,500	$-	$3,500
Allowance for doubtful accounts	1,848	106	(348)	1,606

** Deductions and adjustments primarily relate to accounts written off.

S-1

INDEX TO 10-K EXHIBITS

Exhibit No.		Exhibit Description

3.1	*	Certificate of Incorporation of Granite Construction Incorporated [Registration Statement on Form S-1, File No. 33-33795]
3.1.a	*	Amendment to the Certificate of Incorporation of Granite Construction Incorporated [Exhibit 3.1.a to 10-K for year ended December 31, 1998]
3.1.b	*	Amendment to Certificate of Incorporation of Granite Construction Incorporated [Exhibit 3.1.b to 10-K for year ended December 31, 2000]
3.1.c	*	Certificate of Correction of Certificate of Incorporation of Granite Construction Incorporated effective January 31, 2001 [Exhibit 3.1.c to 10-K for year ended December 31, 2000]
3.1.d	*	Certificate of Correction of Certificate of Incorporation of Granite Construction Incorporated filed May 22, 1998, effective January 31, 2001 [Exhibit 3.1.d to 10-K for year ended December 31, 2000]
3.1.e	*	Certificate of Correction of Certificate of Incorporation of Granite Construction Incorporated filed May 23, 2000, effective January 31, 2001 [Exhibit 3.1.e to 10-K for year ended December 31, 2000]
3.1.f	*	Amendment to the Certificate of Incorporation of Granite Construction Incorporated effective May 25, 2001 [Exhibit 3.1 to 10-Q for quarter ended June 30, 2001]
3.1.g	*	Certificate of Incorporation of Granite Construction Incorporated as Amended effective May 25, 2001 [Exhibit 3.1.a to 10-Q for quarter ended June 30, 2001]
3.1.h	*	Certificate of Amendment to Granite’s Certificate of Incorporation, filed with the Delaware Secretary of State on May 25, 2006 [Exhibit 3.1.a to 10-Q for quarter ended June 30, 2006]
3.1.i	*	Amendment to Certificate of Incorporation of Granite Construction Incorporated effective May 21, 2007 [Proxy Statement filed April 13, 2007]
3.2.a	*	Bylaws of Granite Construction Incorporated, as amended and restated effective February 27, 1991 [Exhibit 3.2 to 10-K for year ended December 31, 1991]
3.2.b	*	Bylaws of Granite Construction Incorporated, as amended effective November 30, 2007 [Exhibit 3.2 to 8-K filed December 4, 2007]
10.1	† **	Key Management Deferred Compensation Plan II dated November 20, 2007
10.2	*	Granite Construction Incorporated Amended and Restated 1999 Equity Incentive Plan as amended effective January 1, 2008 [Exhibit 10.1 to 8-K filed January 25, 2008]
10.3	*	Credit Agreement dated as of June 24, 2005 [Exhibit 10.1 to 10-Q for quarter ended June 30, 2005]
10.3.a	*	Amendment No. 1 to the June 24, 2005 Credit Agreement dated as of June 23, 2006 [Exhibit 10.1 to 10-Q for quarter ended June 30, 2006]
10.3.a	*	Amendment No. 2 to the June 24, 2005 Credit Agreement dated as of December 7, 2007 [Exhibit 10.1 to 8-K filed February 1, 2008]
10.4	*
Guaranty Agreement dated as of June 24, 2005 from the Subsidiaries of Granite Construction Incorporated as Guarantors of financial accommodations pursuant to the terms of the Credit Agreement dated June 24, 2005 [Exhibit 10.2 to 10-Q for quarter ended June 30, 2005]

10.5	*	Note Purchase Agreement between Granite Construction Incorporated and certain purchasers dated May 1, 2001 [Exhibit 10.3 to 10-Q for quarter ended June 30, 2001]
10.5.a	*	First Amendment to Note Purchase Agreement between Granite Construction Incorporated and certain purchasers dated June 15, 2003 [Exhibit 10.4 to 10-Q for quarter ended June 30, 2003]
10.6	*
Subsidiary Guaranty Agreement from the Subsidiaries of Granite Construction Incorporated as Guarantors of the Guaranty of Notes and Note Agreement and the Guaranty of Payment and Performance dated May 1, 2001 [Exhibit 10.4 to 10-Q for quarter ended June 30, 2001]

10.7	*	Amendment to and Restated Note Purchase Agreement between Granite Construction Incorporated and certain purchasers dated November 1, 2001 [Exhibit 10.12 to 10-K for year ended December 31, 2001]
10.7.a	*
First Amendment to Amended and Restated Note Purchase Agreement between Granite Construction Incorporated and certain purchasers dated June 15, 2003 [Exhibit 10.3 to 10-Q for quarter ended June 30, 2003]

10.8	*
Subsidiary Guaranty Supplement from the Subsidiaries of Granite Construction Incorporated as Guarantors of the Guaranty of Notes and Note Agreement and the Guaranty of Payment and Performance dated November 15, 2001 [Exhibit 10.13.a to 10-K for year ended December 31, 2001]

10.9	*	Note Purchase Agreement between Granite Construction Incorporated and Certain Purchasers dated December 12, 2007 [Exhibit 10.1 to 8-K filed January 31, 2008]
10.10	†
Subsidiary Guaranty Supplement from the Subsidiaries of Granite Construction Incorporated as Guarantors of the Guaranty of Notes and Note Agreement and the Guaranty of Payment and Performance dated December 12, 2007

10.11	* **	Executive Retention and Severance Plan effective as of September 20, 2007 [Exhibit 99.1 to 8-K filed October 22, 2007]
10.12	*
International Swap Dealers Association, Inc. Master Agreement between BNP Paribas and Granite Construction Incorporated dated as of February 10, 2003 [Exhibit 10.5 to 10-Q for quarter ended June 30, 2003]

10.13	* **	Form of Amended and Restated Director and Officer Indemnification Agreement [Exhibit 10.10 to 10-K for year ended December 31, 2002]
21	*	List of Subsidiaries of Granite Construction Incorporated [Exhibit 21 to 10-K for year ended December 31, 2005, filed March 2, 2006]
23.1	†	Consent of PricewaterhouseCoopers, LLP
31.1	†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference
** Compensatory plan or management contract
† Filed herewith
†† Furnished herewith