Form 10-Q
period 2008-03-31
GRANITE CONSTRUCTION INC
filed 2008-05-01
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to ___________

             Commission File Number: 1-12911

GRANITE CONSTRUCTION INCORPORATED

State of Incorporation:	I.R.S. Employer Identification Number:
Delaware	77-0239383

Corporate Administration:
585 W. Beach Street
Watsonville, California 95076
(831) 724-1011

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒      Accelerated filer ☐    Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐    No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 24, 2008.

Class	Outstanding
Common Stock, $0.01 par value	38,278,372 shares

Index

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2008, December 31, 2007 and March 31, 2007
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and 2007
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007
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
SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (unaudited)

GRANITE CONSTRUCTION INCORPORATED CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited - in thousands, except share and per share data)
	March 31, 2008	December 31, 2007	March 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$266,427	$352,434	$207,647
Short-term marketable securities	79,997	77,758	93,313
Accounts receivable, net	320,526	397,097	413,267
Costs and estimated earnings in excess of billings	74,279	17,957	25,666
Inventories	61,432	55,557	47,337
Real estate held for development and sale	54,736	51,688	58,192
Deferred income taxes	44,728	43,713	36,552
Equity in construction joint ventures	39,893	34,340	37,422
Other current assets	62,559	96,969	65,930
Total current assets	1,004,577	1,127,513	985,326
Property and equipment, net	518,900	502,901	444,570
Long-term marketable securities	37,303	55,156	49,882
Investments in affiliates	25,713	26,475	23,585
Other assets	72,149	74,373	43,341
Total assets	$1,658,642	$1,786,418	$1,546,704
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$34,071	$28,696	$29,962
Accounts payable	195,651	213,135	214,395
Billings in excess of costs and estimated earnings	218,935	275,849	270,641
Accrued expenses and other current liabilities	166,774	212,265	170,042
Total current liabilities	615,431	729,945	685,040
Long-term debt	257,442	268,417	70,530
Other long-term liabilities	45,479	46,441	64,315
Deferred income taxes	18,228	17,945	19,798
Commitments and contingencies
Minority interest in consolidated subsidiaries	54,957	23,471	18,227
Shareholders’ equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	-	-	-
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding 38,274,800 shares as of March 31, 2008, 39,450,923 shares as of December 31, 2007 and 41,942,130 shares as of March 31, 2007	383	395	419
Additional paid-in capital	79,534	79,007	79,597
Retained earnings	587,881	619,699	605,797
Accumulated other comprehensive (loss) income	(693)	1,098	2,981
Total shareholders’ equity	667,105	700,199	688,794
Total liabilities and shareholders’ equity	$1,658,642	$1,786,418	$1,546,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited - in thousands, except per share data)
Three Months Ended March 31,	2008	2007
Revenue
Construction	$402,573	$416,632
Material sales	51,554	66,111
Real estate	673	4,917
Total revenue	454,800	487,660
Cost of revenue
Construction	306,846	384,154
Material sales	49,056	54,108
Real estate	204	1,362
Total cost of revenue	356,106	439,624
Gross profit	98,694	48,036
General and administrative expenses	60,651	54,337
Gain on sales of property and equipment	401	713
Operating income (loss)	38,444	(5,588)
Other income (expense)
Interest income	6,055	6,843
Interest expense	(4,510)	(1,086)
Equity in (loss) income of affiliates	(707)	351
Other, net	8,463	(233)
Total other income (expense)	9,301	5,875
Income before provision for income taxes and minority interest	47,745	287
Provision for income taxes	12,127	89
Income before minority interest	35,618	198
Minority interest in consolidated subsidiaries	(22,495)	(2,447)
Net income (loss)	$13,123	$(2,249)

Net income (loss) per share
Basic	$0.34	$(0.05)
Diluted	$0.34	$(0.05)

Weighted average shares of common stock
Basic	38,139	40,992
Diluted	38,513	40,992

Dividends per share	$0.13	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited - in thousands)
Three Months Ended March 31,	2008	2007
Operating Activities
Net income (loss)	$13,123	$(2,249)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	21,172	17,825
Provision for doubtful accounts	241	1,238
Gain on sales of property and equipment	(401)	(713)
Change in deferred income taxes	419	-
Stock-based compensation	1,609	1,763
Excess tax benefit on stock-based compensation	(746)	(2,700)
Minority interest in consolidated subsidiaries	22,495	2,447
Equity in loss (income) of affiliates	707	(351)
Acquisition of minority interest	(16,616)	-
Changes in assets and liabilities:
Accounts receivable	83,442	87,512
Inventories	(4,400)	(5,808)
Real estate held for development and sale	(3,048)	(2,562)
Equity in construction joint ventures	(5,553)	(5,510)
Other assets	36,622	(4,163)
Accounts payable	(17,484)	(43,217)
Billings in excess of costs and estimated earnings, net	(113,236)	(27,071)
Accrued expenses and other liabilities	(41,891)	(12,553)
Net cash (used in) provided by operating activities	(23,545)	3,888
Investing Activities
Purchases of marketable securities	(9,179)	(32,883)
Maturities of marketable securities	21,500	68,925
Release of funds for acquisition of minority interest	28,332	-
Additions to property and equipment	(30,735)	(33,691)
Proceeds from sales of property and equipment	3,517	1,386
Acquisition of business	(14,022)	-
Contributions to affiliates	-	(2,313)
Collection of notes receivable	676	3,682
Net cash provided by investing activities	89	5,106
Financing Activities
Proceeds from long-term debt	1,083	260
Repayments of long-term debt	(6,683)	(6,746)
Dividends paid	(5,129)	(4,184)
Repurchases of common stock	(45,468)	(4,644)
Contributions from minority partners	4,640	12,324
Distributions to minority partners	(24)	(5,975)
Acquisition of minority interest	(11,716)	-
Excess tax benefit on stock-based compensation	746	2,700
Other	-	25
Net cash used in financing activities	(62,551)	(6,240)
(Decrease) increase in cash and cash equivalents	(86,007)	2,754
Cash and cash equivalents at beginning of period	352,434	204,893
Cash and cash equivalents at end of period	$266,427	$207,647

Supplementary Information
Cash paid during the period for:
Interest	$920	$499
Income taxes	6,097	6
Non-cash investing and financing activity:
Restricted stock issued for services	6,692	11,607
Restricted stock units issued	3,202	-
Dividends accrued but not paid	4,976	4,194
Financed acquisition of assets	-	612
Debt repayments from sale of assets	-	870

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we”, “us”, “our” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2008 and 2007 and the results of our operations and cash flows for the periods presented. The December 31, 2007 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

2.	Recently Issued Accounting Pronouncements:

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 is an amendment of Accounting Research Bulletin No. 51 and is effective for us as of January 1, 2009. Under SFAS No. 160, the ownership interests in subsidiaries held by parties other than the parent must be clearly identified, labeled, and presented in the consolidated balance sheets within equity, but separate from the parent’s equity and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. Lastly, SFAS No. 160 requires entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We are currently assessing the impact of SFAS No. 160 on our consolidated balance sheets, statements of operations and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141-R, Business Combinations (“SFAS No. 141-R”) which revised SFAS No. 141, Business Combinations  (“SFAS No. 141”). This pronouncement is effective for us as of January 1, 2009. Under SFAS No. 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. SFAS No. 141-R requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. SFAS No. 141-R will have a significant impact on the accounting for transaction costs, restructuring costs and the initial recognition of contingent assets and liabilities assumed during a business combination. Under SFAS No. 141-R, adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of income tax expense, rather than goodwill. As the provisions of SFAS No. 141-R are applied prospectively, the impact on us cannot be determined until the transactions occur.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Continued)

3.	Change in Accounting Estimate:

Our gross profit in the three months ended March 31, 2008 and 2007 include the effects of significant changes in the estimates of the profitability of certain projects.

Granite East

The impact of significant changes in the estimates of the profitability on Granite East gross profit is summarized as follows:

Granite East Change in Accounting Estimate	Three Months Ended March 31,
(dollars in millions)	2008	2007
Increase in gross profit	$44.5	$9.5
Reduction in gross profit	(6.5)	(25.0)
Net change to gross profit	$38.0	$(15.5)
Number of projects with significant upward estimate changes*	4	1
Range of net increase to gross profit from each project	$1.6 - 28.6	$5.0
Number of projects with significant downward estimate changes*	2	4
Range of net reduction to gross profit from each project	$1.4 - 1.8	$2.0 - 10.0

* Significant is defined as a change with a net impact of $1.0 million or greater

Granite East gross profit was positively impacted by changes in profitability estimates in the three months ended March 31, 2008. Two of the four projects with significant positive estimate changes reflect the net impact of settlement of outstanding revenue issues with the contract owners.  Both of these projects had recognized significant margin deterioration in prior periods. Additional positive estimate changes were driven by improved productivity and the resolution of project uncertainties. For the three months ended March 31, 2007, Granite East gross profit was negatively impacted by estimate changes that resulted from changes in productivity and quantity estimates, costs from design issues and owner-directed changes.

Granite West

During the three months ended March 31, 2008, Granite West recognized increases in gross profit from the net effects of changes in the estimates of project profitability of approximately $12.7 million. This compares with an increase of approximately $4.9 million during the three months ended March 31, 2007.  The increased Granite West profitability estimates during the three months ended March 31, 2008 were due primarily to the resolution of certain project uncertainties, higher productivity than originally estimated and the settlement of outstanding issues with contract owners.

We currently have a project that involves construction of seven miles of highway in western Oregon. While clearing and excavating the site, numerous and massive deep-seated landslides (“Landslide”) throughout the seven-mile project site were discovered. As a result of an analysis of these differing site conditions, we determined that the potential cost would be significantly higher than our earlier estimates and that the project would take significantly longer to complete than originally anticipated. In December 2007, we agreed upon a written change order with the contract owner that included a negotiated suspension of planned construction work while the parties jointly pursue an approach for determining effective solutions to the Landslide conditions and to establish a process for determining and sharing project costs and time adjustments resulting from a changed approach. Because of the uncertainly surrounding the estimated cost and associated revenue connected with this project, we have not adjusted our project forecast since December, 2006.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Continued)

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

4.	Fair Value Measurement:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 Fair Value Measurements (“SFAS 157”). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of certain assets and liabilities. We adopted SFAS 157 as of January 1, 2008, and the impact of adoption was not significant. The FASB has deferred the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. We are currently assessing the impact on our financial statements of SFAS 157 as it pertains to non-financial assets and liabilities measured on a non-reoccurring basis.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

We utilize the active market approach to measure fair value for our financial assets and liabilities. The active market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets measured at fair value on a recurring basis are summarized below. We have no financial liabilities measured at fair value on a recurring basis.

March 31, 2008	Level 1	Level 2	Level 3	Total
(in thousands)
Available-for-sale securities	$31,495	$-	$-	$31,495

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Continued)

5.	Inventories:

Inventories consist primarily of quarry products valued at the lower of average cost or market.

6.	Real Estate Partnerships and Investment in Affiliates:

We participate in real estate partnerships through our Granite Land Company subsidiary. Generally, each partnership is formed to accomplish a specific real estate development project. We have determined that certain of these partnerships are variable interest entities as defined by FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. Accordingly, we have consolidated those partnerships for which we have determined that we are the primary beneficiary. At March 31, 2008, the partnerships we have consolidated were engaged in development projects with total assets ranging from approximately $0.5 million to $26.8 million. Of the $54.7 million classified as real estate held for development and sale and an additional $15.6 million included in property and equipment on our condensed consolidated balance sheet at March 31, 2008, approximately $62.7 million was pledged as collateral for the obligations of consolidated real estate partnerships. Our proportionate share of the results of these partnerships varies depending on the ultimate profitability of the partnerships.

Included in the $54.7 million balance of real estate held for development and sale at March 31, 2008 is approximately $41.0 million related to residential housing projects.  Due to the downturn in the residential housing market we have assessed whether our investments related to these projects were impaired and have determined that no impairment occurred during the three months ended March 31, 2008. There is no assurance that future events will not adversely affect recoverability that could result in impairment.

We account for our share of the operations of real estate partnerships in which we have determined we are not the primary beneficiary in “investments in affiliates” in our condensed consolidated balance sheets and in “other income (expense)” in our condensed consolidated statements of operations. At March 31, 2008, these partnerships were engaged in development projects with total assets ranging from approximately $5.8 million to $46.1 million. Our proportionate share of the results of these partnerships varies depending on the ultimate profitability of the partnerships. At March 31, 2008 we had approximately $17.2 million recorded on our condensed consolidated balance sheet related to our investment in these partnerships.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Continued)

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

We have determined that certain of these joint ventures are variable interest entities as defined by FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. Accordingly, we have consolidated those joint ventures where we have determined that we are the primary beneficiary. At March 31, 2008, the joint ventures we have consolidated were engaged in construction projects with total individual contract values ranging from $7.3 million to $488.2 million. Our proportionate share of the consolidated joint ventures ranges from 40.0% to 99.0%.

Consistent with Emerging Issues Task Force Issue 00-01, Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures, we account for our share of the operations of construction joint ventures in which we have determined we are not the primary beneficiary on a pro rata basis in the condensed consolidated statements of operations and as a single line item in the condensed consolidated balance sheets. At March 31, 2008, the joint ventures in which we hold a significant interest but are not the primary beneficiary were engaged in construction projects with total individual contract values ranging from $94.4 million to $664.6 million. Our proportionate share of these joint ventures ranges from 20.0% to 40.0%.

We also participate in various “line item” joint venture agreements under which each partner is responsible for performing certain discrete items of the total scope of contracted work. The revenue for these discrete items is defined in the contract with the project owner and each venture partner bears the profitability risk associated with its own work. All partners in a line item joint venture are jointly and severally liable for completion of the total project under the terms of the contract with the project owner. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We account for our portion of these contracts as a project in our accounting system and include receivables and payables associated with our work on our condensed consolidated balance sheet.

Although our agreements with our joint venture partners for both construction joint ventures and line item joint ventures provide that each party will assume and pay its share of any losses resulting from a project, if one of our partners is unable to make its required contribution, we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under our joint venture arrangements beyond our proportionate share include a partner’s inability to contribute additional funds to the venture in the event the project incurs a loss, or additional costs that we could incur should a partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. At March 31, 2008, approximately $578.4 million of work representing our partners’ share of unconsolidated and line item joint venture contracts in progress had yet to be completed.

8.	Property and Equipment:

(in thousands)	March 31, 2008	December 31, 2007	March 31, 2007
Equipment and vehicles	$850,664	$843,570	$814,057
Quarry property	142,067	135,749	118,149
Land and land improvements	105,136	93,862	66,593
Buildings and leasehold improvements	81,041	79,663	71,390
Office furniture and equipment	29,876	28,889	27,915
Gross property and equipment	1,208,784	1,181,733	1,098,104
Less: accumulated depreciation, depletion and amortization	689,884	678,832	653,534
Net property and equipment	$518,900	$502,901	$444,570

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Continued)

9.	Intangible Assets:

The following intangible assets from our Granite West segment are included in other assets on our condensed consolidated balance sheets at carrying value:

(in thousands)	March 31, 2008	December 31, 2007	March 31, 2007
Unamortized intangible assets:
Goodwill	$9,900	$9,900	$9,900
Use rights	3,650	-	-
Total unamortized intangible assets	$13,550	$9,900	$9,900

	March 31, 2008
(in thousands)	Gross Value	Accumulated Amortization	Carrying Value
Amortized intangible assets:
Permits	$35,570	$(2,366)	$33,204
Trade names	1,425	(1,023)	402
Covenants not to compete	1,503	(385)	1,118
Other	1,664	(797)	867
Total amortized intangible assets	$40,162	$(4,571)	$35,591

	December 31, 2007
(in thousands)	Gross Value	Accumulated Amortization	Carrying Value
Amortized intangible assets:
Permits	$36,362	$(1,953)	$34,409
Trade names	1,425	(972)	453
Covenants not to compete	1,661	(410)	1,251
Other	1,712	(671)	1,041
Total amortized intangible assets	$41,160	$(4,006)	$37,154

	March 31, 2007
(in thousands)	Gross Value	Accumulated Amortization	Carrying Value
Amortized intangible assets:
Permits	$2,000	$(794)	$1,206
Trade names	1,425	(819)	606
Covenants not to compete	161	(117)	44
Other	603	(243)	360
Total amortized intangible assets	$4,189	$(1,973)	$2,216

Amortization expense related to intangible assets was approximately $0.7 million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively. Amortization expense expected to be recorded in the future is as follows: $2.2 million for the balance of 2008; $2.6 million in 2009; $2.2 million in 2010; $1.9 million in 2011; $1.8 million in 2012; and $24.9 million thereafter.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Continued)

10.	Weighted Average Common Shares Outstanding:

	Three Months Ended March 31,
(in thousands)	2008	2007
Weighted average shares outstanding:
Weighted average common stock outstanding	38,913	41,841
Less: weighted average non-vested restricted stock outstanding	774	849
Total basic weighted average shares outstanding	38,139	40,992
Diluted weighted average shares outstanding:
Basic weighted average shares outstanding	38,139	40,992
Effect of dilutive securities:
Common stock options and units	33	-
Restricted stock	341	-
Total weighted average shares outstanding assuming dilution	38,513	40,992

Restricted stock representing approximately 225,000 shares and 497,000 shares for the quarters ended March 31, 2008 and 2007 have been excluded from the calculation of diluted shares because their impact would be anti-dilutive. Dilutive securities comprise restricted stock, common stock options and common stock units.

11.	Comprehensive Income (Loss):

The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
Net income (loss)	$13,123	$(2,249)
Other comprehensive income (loss):
Changes in unrealized (loss) gain on investments	(2,942)	573
Tax benefit (provision) on unrealized (loss) gain	1,151	(223)
Total comprehensive income (loss)	$11,332	$(1,899)

12.	Legal Proceedings:

Silica Litigation

Our wholly owned subsidiary Granite Construction Company (“GCCO”) is one of approximately 100 to 300 defendants in eight active California Superior Court lawsuits. Of the eight lawsuits, five were filed against GCCO in 2005 and three were filed against GCCO in 2006, in Alameda County ( Molina vs. A-1 Aggregates, et al.; Dominguez vs. A-1 Aggregates, et al.; Cleveland vs. A. Teichert & Son.; Guido vs. A. Teichert & Son, Inc.; Williams vs. A. Teichert & Son, Inc.; Horne vs. Teichert & Son, Inc.; Kammer vs.A-1 Aggregates, et al.; and Solis vs. The 3M Company et al.). Each lawsuit was brought by a single plaintiff who is seeking money damages by way of various causes of action, including strict product and market share liability, and alleges personal injuries caused by exposure to silica products and related materials during the plaintiffs’ use or association with sand blasting or grinding concrete. The plaintiff in each lawsuit has categorized the defendants as equipment defendants, respirator defendants, premises defendants and sand defendants. We have been identified as a sand defendant, meaning a party that manufactured, supplied or distributed silica-containing products. Our preliminary investigation revealed that we have not knowingly sold or distributed abrasive silica sand for sandblasting, and therefore, we believe the probability of these lawsuits resulting in an incurrence of a material liability is remote. We have been dismissed from sixteen other similar lawsuits.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Continued)

Hiawatha Project DBE Issues

The Hiawatha Light Rail Transit (“HLRT”) project was performed by Minnesota Transit Constructors (“MnTC”), a joint venture that consisted of GCCO and other unrelated companies.  GCCO was the managing partner of the joint venture, with a 56.5% interest.  The Minnesota Department of Transportation (“MnDOT”) is the contracting agency for this federally funded project.  MnDOT and the U.S. Department of Transportation Office of Inspector General (“OIG”) each conducted a review of the Disadvantaged Business Enterprise (“DBE”) program maintained by MnTC for the HLRT project.  In addition, the U.S. Department of Justice (“USDOJ”) is conducting an investigation into compliance issues with respect to MnTC’s DBE Program for the HLRT project.  MnDOT and the OIG (collectively, the “Agencies”) have initially identified certain compliance issues in connection with MnTC’s DBE Program and, as a result, have determined that MnTC failed to meet the DBE utilization criteria as represented by MnTC.  Although there has been no formal administrative subpoena issued, nor has a civil complaint been filed in connection with the administrative reviews or the investigation, MnDOT has proposed a monetary sanction of $4.3 million against MnTC and specified DBE training for  personnel from the members of the MnTC joint venture as a condition of awarding future projects to joint venture members of MnTC on MnDOT and Metropolitan Council work.  The Metropolitan Council was the local agency conduit for providing federal funds to MnDOT for this HLRT project.  MnTC is fully cooperating with the Agencies and the USDOJ and, on July 2, 2007, presented its detailed written response to the initial determinations of the Agencies as well as the investigation by the USDOJ.  We have yet to receive a formal reply from the Agencies or the USDOJ, although informal discussions have been continuing, we cannot rule out the possibility of a criminal action being brought against MnTC or one or more of its members which could result in civil and criminal penalties.

I-494 Project DBE Issues

The I-494 project was performed by a joint venture (“JV”) that consisted of GCCO and another unrelated party.  GCCO was the managing partner of the JV, with a 60% interest.  MnDOT is the contracting agency for this federally funded project.  MnDOT conducted a review of the DBE program maintained by the JV for the I-494 project.  MnDOT has initially identified certain compliance issues in connection with the JV’s DBE program, and as a result, has determined that the JV failed to meet the DBE utilization criteria as represented by the JV.  Although there has been no formal administrative subpoena, nor has a civil complaint been filed in connection with the administrative reviews, MnDOT has proposed a monetary sanction of $200,000 against the JV and specified DBE training for personnel from the members of the JV as a condition of future bidding on MnDOT work by joint venture members of the JV.  The JV is fully cooperating with MnDOT and has the opportunity to present its response to MnDOT’s initial determinations.  The JV is investigating MnDOT’s initial determinations.  The JV and MnDOT have begun informal settlement negotiations in an attempt to resolve this matter. However, at this time, we cannot reasonably estimate the amount of any monetary sanction or what, if any, other sanction conditions might ultimately be imposed.

US Highway 20 Project

GCCO and our subsidiary, Wilder Construction Company, are the members of a joint venture known as Yaquina River Constructors (“YRC”) which is currently constructing a new road alignment of US Highway 20 near Eddyville, Oregon under contract with the Oregon Department of Transportation (“ODOT”).  The project involves constructing seven miles of new road through steep and forested terrain in the Coast Range Mountains.  During the fall and winter of 2006, extraordinary rain events produced runoff that overwhelmed erosion control measures installed at the project and resulted in discharges to surface water in alleged violations of the stormwater permit.  The Oregon Department of Environmental Quality (“DEQ”) has issued notices of violation and fine of $90,000 to ODOT and $240,000 to YRC for these alleged violations.  YRC has filed an answer to the notice of violation and is attempting to negotiate resolution with the DEQ. The Oregon Department of Justice is conducting a criminal investigation in connection with stormwater runoff from the project.  YRC and its members are fully cooperating in the investigation, but YRC does not know whether criminal charges or civil lawsuit, if any, will be brought or against whom. Therefore, we cannot estimate what if any criminal or civil penalty or conditional assessment will result from this investigation.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Continued)

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

During 2007, we completed a realignment of our former Branch and Heavy Construction Divisions into two geographically based divisions – Granite West and Granite East. Both Granite West and Granite East represent reportable segments and the prior period segment information presented below has been reclassified to conform to the new organizational structure.

Granite West is comprised of decentralized branch offices in the western United States that perform various heavy civil construction projects with a large portion of the work focused on new construction and improvement of streets, roads, highways and bridges as well as site preparation for residential and commercial development. Each branch reports under one of three operating groups: Northwest, Northern California and Southwest. Because the operating groups have similar economic characteristics as defined in Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), we have aggregated them into the Granite West reportable segment. Although most Granite West projects are started and completed within a year, the division also has the capability of constructing larger projects and at March 31, 2008 had five such active projects, each with total contract revenue greater than $50.0 million. All of our revenue from the sale of construction materials is generated by Granite West which mines aggregates and operates plants that process aggregates into construction materials for internal use and for sale to others. These activities are vertically integrated into the Granite West business, providing both a source of profits and a competitive advantage to our construction business.

Granite East operates in the eastern portion of the United States with a focus on large, complex infrastructure projects, primarily east of the Rocky Mountains. With its Division office in Lewisville, Texas, Granite East operates out of three regional offices: the Central Region, based in Lewisville, Texas; the Southeast Region, based in Tampa, Florida; and the Northeast Region, based in Tarrytown, New York. Because the regions have similar economic characteristics as defined in SFAS No. 131, we have aggregated them into the Granite East reportable segment. Granite East construction contracts are typically greater than two years in duration.

Additionally, we purchase, develop, operate, sell and otherwise invest in real estate through our Granite Land Company (“GLC”) which also provides real estate services for other Granite operations. GLC’s portfolio of projects includes both commercial and residential development and is geographically diversified throughout the West and Texas.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies contained in our 2007 Annual Report on Form 10-K. We evaluate performance based on operating profit or loss (excluding gain on sales of property and equipment), and do not include income taxes, interest income, interest expense or other income (expense). Unallocated other corporate expenses principally comprise corporate general and administrative expenses.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Continued)

Summarized segment information is as follows:

	Three Months Ended March 31,
(in thousands)	Granite West	Granite East	GLC	Total
2008
Revenue from external customers	$237,970	$216,157	$673	$454,800
Intersegment revenue transfer	2,032	(2,032)	-	-
Net revenue	240,002	214,125	673	454,800
Depreciation, depletion and amortization	17,797	2,171	11	19,979
Operating income (loss)	4,763	52,136	(450)	56,449
Segment assets	462,486	24,912	60,930	548,328
2007
Revenue from external customers	$296,284	$186,459	$4,917	$487,660
Intersegment revenue transfer	1,810	(1,810)	-	-
Net revenue	298,094	184,649	4,917	487,660
Depreciation, depletion and amortization	14,248	2,866	9	17,123
Operating income (loss)	20,975	(17,258)	2,901	6,618
Segment assets	382,189	38,005	58,289	478,483

A reconciliation of segment operating income to consolidated totals is as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
Total operating income for reportable segments	$56,449	$6,618
Other income, net	9,301	5,875
Gain on sales of property and equipment	401	713
Unallocated other corporate expense	(18,406)	(12,919)
Income before provision for income taxes and minority interest	$47,745	$287

14.	Acquisition:

In January 2008, we  purchased certain assets and assumed certain liabilities of a construction materials supplier in Nevada for cash consideration of approximately $14.0 million. The results of the acquired business’s operations are included in our condensed consolidated statement of operations and cash flows from the date of acquisition and were not material. Although the purchase price allocation is still preliminary, the estimated fair value of the assets acquired approximates the purchase price; therefore, no goodwill was recorded.

15.	Common Stock Repurchase:

In 2007, our Board of Directors authorized us to repurchase, at management’s discretion, up to $200.0 million of our common stock.  During the three months ended March 31, 2008, we repurchased 1.4 million shares at an average price per share of $31.65 for a total of $43.2 million. Since the inception of our common stock repurchase program through March 31, 2008, we have repurchased a total of 3.8 million shares for an aggregate cost of $135.9 million.  All shares were retired upon acquisition.  At March 31, 2008, $64.1 million of the $200.0 million authorization was available for future share repurchases.

Item	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Disclosure

From time to time, Granite makes certain comments and disclosures in reports and statements, including in this Quarterly Report on Form 10-Q, or statements made by its officers or directors that are not based on historical facts and which may be forward-looking in nature. Under the Private Securities Litigation Reform Act of 1995, a “safe harbor” may be provided to us for certain of these forward-looking statements. Words such as “outlook,” “believes,” “expects,” “appears,” “may,” “will,” “should,” “anticipates” or the negative thereof or comparable terminology, are intended to identify such forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made and may in the future be made by or on behalf of Granite. These forward-looking statements are estimates reflecting the best judgment of senior management and are based on our current expectations and projections concerning future events, many of which are outside of our control, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those more specifically described in our Annual Report on Form 10-K under “Item 1A. Risk Factors.” Granite undertakes no obligation to publicly revise or update any forward-looking statements for any reason. As a result, the reader is cautioned not to rely on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.

Overview

We are one of the largest heavy civil contractors in the United States and are engaged in the construction and improvement of streets, roads, highways and bridges, as well as, dams, airport infrastructure, mass transit facilities and other infrastructure-related projects. We have offices in Alaska, Arizona, California, Florida, Nevada, New York, Oregon, Texas, Utah and Washington. Historically, our primary operations were organized into two operating segments, the Branch Division and the Heavy Construction Division (“HCD”). The Branch Division was comprised of branch offices that served local markets, while HCD was composed of regional offices and pursued major infrastructure projects throughout the nation. During 2007, we completed an organizational realignment of our business operations. This realignment involved the reorganization of our operating divisions geographically into “Granite West” and “Granite East.” As a result of the realignment, we are reporting Granite West and Granite East as new reportable segments. Prior period results have been reclassified to conform to the new organizational structure.

Granite West has both public and private sector clients. Although most Granite West projects are started and completed within a year, the division also has the capability of constructing larger projects and currently has five such active projects, each with total contract revenue greater than $50.0 million. All of our revenue from the sale of construction materials is generated by Granite West which mines aggregates and operates plants that process aggregates into construction materials for internal use and for sale to others. These activities are vertically integrated into the Granite West business, providing both a source of profits and a competitive advantage to our construction business. Granite East operates in the eastern portion of the United States with a focus on large, complex infrastructure projects. Granite East construction contracts are typically greater than two years in duration with an average contract size of greater than $100.0 million. Additionally, we purchase, develop, operate, sell and otherwise invest in real estate through our Granite Land Company subsidiary (“GLC”) which also provides real estate services for other Granite operations. See Note 13 of the “Notes to the Condensed Consolidated Financial Statements” for additional information about our business segments.

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

Our general and administrative costs include salaries and related expenses, incentive compensation, discretionary profit sharing and other variable compensation, as well as other costs to support our business. In general, these costs will increase in response to the growth and the related increased complexity of our business. These costs may also vary depending on the number of projects in process in a particular area and the corresponding level of estimating activity. For example, as large projects are completed or if the level of work slows down in a particular area, we will often re-assign project employees to estimating and bidding activities until another project gets underway, temporarily moving their salaries and related costs from cost of revenue to general and administrative expense. Additionally, our compensation strategy for selected management personnel is to rely heavily on a variable cash and restricted stock performance-based incentive element. The cash portion of these incentives is expensed when earned while the restricted stock portion is expensed over the vesting period of the stock. Depending on the mix of cash and restricted stock, these incentives can have the effect of increasing general and administrative expenses in very profitable years and decreasing expenses in less profitable years.

Results of Operations

Comparative Consolidated Financial Summary	Three Months Ended March 31,
(in thousands)	2008	2007
Revenue	$454,800	$487,660
Gross profit	98,694	48,036
General and administrative expenses	60,651	54,337
Operating income (loss)	38,444	(5,588)
Other income, net	9,301	5,875
Net income (loss)	13,123	(2,249)

Our results of operations for the three months ended March 31, 2008 reflect the continued improvement of Granite East profitability. Granite East recognized positive gross profit during the 2008 quarter compared with a negative gross margin in 2007. Included in Granite East gross profit is approximately $38.0 million from net positive changes in several project forecasts and the settlement of outstanding revenue issues. Partially offsetting the higher gross profit in Granite East was lower gross profit in Granite West, primarily due to lower revenue driven by fewer private sector bidding opportunities, increased competition for public sector work and a more seasonal weather pattern compared with the unusually dry weather in the 2007 quarter. Also contributing to the higher net income in the 2008 period was a $9.3 million gain recognized on the sale of gold, partially offset by higher interest expense and aided by a lower effective tax rate.

Total Revenue	Three Months Ended March 31,
(in thousands)	2008		2007
Revenue by Division:
Granite West	$240,002	52.8%	$298,094	61.1%
Granite East	214,125	47.1	184,649	37.9
Granite Land	673	0.1	4,917	1.0
Total	$454,800	100.0%	$487,660	100.0%

Granite West Revenue	Three Months Ended March 31,
(in thousands)	2008		2007
California:
Public sector	$72,670	52.6%	$93,661	51.9%
Private sector	29,964	21.7	41,757	23.1
Material sales	35,439	25.7	45,141	25.0
Total	$138,073	100.0%	$180,559	100.0%
West (excluding California):
Public sector	$71,170	69.8%	$64,101	54.5%
Private sector	14,644	14.4	32,464	27.6
Material sales	16,115	15.8	20,970	17.9
Total	$101,929	100.0%	$117,535	100.0%
Total Granite West Revenue:
Public sector	$143,840	59.9%	$157,762	52.9%
Private sector	44,608	18.6	74,221	24.9
Material sales	51,554	21.5	66,111	22.2
Total	$240,002	100.0%	$298,094	100.0%

Granite West Revenue: Revenue from Granite West decreased in the quarter ended March 31, 2008 by $58.1 million, or 19.5%, compared with the first quarter of 2007. The decrease was partially attributable to the existing difficult residential housing and credit markets which had a direct impact on private sector revenue and the external sales of construction materials. Additionally, there was an indirect impact on public sector revenue, as competitors migrated from the increasingly scarce private sector work. Revenue in the 2008 quarter was also impacted by weather – with significant seasonal rainfall early in the quarter in many of our locations. In the 2007 quarter, many of our locations experienced unusually mild and dry weather. Granite West revenue includes approximately $30.1 million and $30.8 million in revenue from projects with a contract value greater than $50.0 million in the three months ended March 31, 2008 and 2007, respectively.

Granite East Revenue	Three Months Ended March 31,
(in thousands)	2008		2007
Revenue by Geographic Area:
Midwest	$40,357	18.8%	$16,159	8.7%
Northeast	36,419	17.0	40,982	22.2
South	29,585	13.8	35,817	19.4
Southeast	71,009	33.2	78,669	42.6
West	36,755	17.2	13,022	7.1
Total	$214,125	100.0%	$184,649	100.0%
Revenue by Contract Type:
Fixed unit price	$18,902	8.8%	$33,367	18.1%
Fixed price, including design/build	195,223	91.2	151,282	81.9
Total	$214,125	100.0%	$184,649	100.0%

Granite East Revenue: Revenue from Granite East increased in the quarter ended March 31, 2008 by $29.5 million, or 16.0%, compared with the 2007 quarter.  The increase in the Midwest was attributable to revenue from a large design/build joint venture project which was added to backlog in 2007. The increase in the West was primarily due to the settlement of an outstanding revenue issue on a large design/build project in California which is now substantially complete.

Granite Land Company Revenue: Revenue from GLC for the three months ended March 31, 2008 decreased $4.2 million, or 86.3%, compared with the three months ended March 31, 2007. GLC’s revenue is primarily dependent on the timing of real estate sales transactions, which are relatively few in number and can cause variability in the timing of revenue and profit recognition.

Total Backlog
(in thousands)	March 31, 2008		December 31, 2007		March 31, 2007
Backlog by Division:
Granite West	$868,530	44.7%	$854,142	41.0%	$955,771	38.3%
Granite East	1,074,659	55.3	1,230,403	59.0	1,542,699	61.7
Total	$1,943,189	100.0%	$2,084,545	100.0%	$2,498,470	100.0%

Granite West Backlog
(in thousands)	March 31, 2008		December 31, 2007		March 31, 2007
California:
Public sector	$380,358	87.6%	$352,398	83.9%	$377,289	81.9%
Private sector	53,957	12.4	67,479	16.1	83,642	18.1
Total	$434,315	100.0%	$419,877	100.0%	$460,931	100.0%
West (excluding California):
Public sector	$398,542	91.8%	$398,380	91.7%	$423,450	85.6%
Private sector	35,673	8.2	35,885	8.3	71,390	14.4
Total	$434,215	100.0%	$434,265	100.0%	$494,840	100.0%
Total Granite West Backlog:
Public sector	$778,900	89.7%	$750,778	87.9%	$800,739	83.8%
Private sector	89,630	10.3	103,364	12.1	155,032	16.2
Total	$868,530	100.0%	$854,142	100.0%	$955,771	100.0%

Granite West Backlog: Granite West backlog of $868.5 million at March 31, 2008 was $14.4 million, or 1.7%, higher than at December 31, 2007 and $87.2 million, or 9.1%, lower than at March 31, 2007. The decrease from March 31, 2007 was primarily due to the slowing demand for residential construction, particularly in certain California and Nevada markets, as well as increased competition for the available public sector work as contractors migrate from the increasingly scarce private sector work. Granite West backlog includes approximately $236.5 million and $284.1 million from projects with a total contract value greater than $50.0 million at March 31, 2008 and 2007, respectively.

Granite East Backlog
(in thousands)	March 31, 2008		December 31, 2007		March 31, 2007
Backlog by Geographic Area:
Midwest	$287,488	26.7%	$328,971	26.8%	$406,782	26.4%
Northeast	104,896	9.8	133,052	10.8	195,879	12.7
South	126,593	11.8	144,210	11.7	180,426	11.6
Southeast	544,595	50.7	613,057	49.8	710,822	46.1
West	11,087	1.0	11,113	0.9	48,790	3.2
Total	$1,074,659	100.0%	$1,230,403	100.0%	$1,542,699	100.0%

Granite East Backlog: Granite East backlog of $1.1 billion at March 31, 2008 was $155.7 million, or 12.7% lower, than at December 31, 2007 and $468.0 million, or 30.3%, lower than at March 31, 2007. The decrease from December 31, 2007 reflects the progress on projects in the backlog and the lack of significant new awards during the 2008 quarter. Backlog at March 31, 2007 included the award in the 2007 quarter of a $463.9 million joint venture project in Maryland.

Gross Profit (Loss)	Three Months Ended March 31,
(in thousands)	2008	2007
Granite West	$40,079	$52,330
Percent of division revenue	16.7%	17.6%
Granite East	$59,046	$(8,009)
Percent of division revenue	27.6%	(4.3)%
Granite Land	$469	$3,555
Other	$(900)	$160
Total gross profit	$98,694	$48,036
Percent of total revenue	21.7%	9.9%

Gross Profit: We defer recognition of project profit until a project reaches 25% completion. In the case of large, complex design/build projects, we may continue to defer profit recognition beyond the point of 25% completion until such time as we believe we have enough information to make a reasonably dependable estimate of contract revenue and cost. This policy has the greatest impact on Granite East which has fewer projects in process at any given time and those projects tend to be much larger than Granite West projects. As a result, Granite East gross profit as a percent of revenue can vary significantly in periods where one or several very large projects reach the point of profit recognition and the deferred profit is recognized or conversely, in periods where backlog is growing rapidly and a higher percentage of projects are in their early stages with no associated gross margin recognition. Revenue from jobs with deferred contract profit is as follows:

Revenue from Contracts with Deferred Profit	Three Months Ended March 31,
(in thousands)	2008	2007
Granite West	$16,673	$21,307
Granite East	23,194	25,868
Total revenue from contracts with deferred profit	$39,867	$47,175

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

Granite West gross profit as a percent of revenue for the three months ended March 31, 2008 decreased from 17.6% of revenue in the 2007 quarter to 16.7% of revenue.  The decrease was attributable to lower gross profit margin on the sale of construction materials due primarily to lower sales volume which provided less coverage of maintenance and other fixed costs.  Additionally, margin from construction materials was negatively impacted by lower demand from the private sector for our higher margin products, such as ready-mix concrete and high quality concrete aggregates. This decrease was partially offset by the positive effect of project forecast changes in the 2008 quarter of approximately $12.7 million due to the resolution of certain project uncertainties, higher productivity than originally estimated and the settlement of outstanding issues with contract owners. This compares with an increase from such changes of approximately $4.9 million in the first quarter 2007.

Granite East gross profit as a percent of revenue for the three months ended March 31, 2008 increased to 27.6% from a loss of 4.3% in the 2007 quarter.  Granite East gross profit was positively impacted by changes in profitability estimates in the three months ended March 31, 2008 which added approximately $38.0 million to gross profit in the quarter. These changes were partially due to the net impact of settlement of outstanding revenue issues with the contract owners on two projects, including the negotiated settlement of our claims on the SR 22 project in Southern California which increased gross profit by approximately $28.6 million. Both of these projects had recognized significant margin deterioration in prior periods.  Additional positive changes were driven by improved productivity and the resolution of project uncertainties. Granite East gross profit in the 2008 quarter also reflected the recognition of deferred profit on a large design/build project that reached the point of profit recognition during the quarter.

GLC gross profit for the three months ended March 31, 2007 reflected sales of certain real estate development projects.  There were no such sales in the three months ended March 31, 2008.

General and Administrative Expenses	Three Months Ended March 31,
(in thousands)	2008	2007
Salaries and related expenses	$35,423	$34,158
Incentive compensation, discretionary profit sharing and other variable compensation	5,375	4,046
Other general and administrative expenses	19,853	16,133
Total	$60,651	$54,337
Percent of revenue	13.3%	11.1%

General and Administrative Expenses: Our general and administrative expenses increased $6.3 million in the three months ended March 31, 2008 compared with the 2007 quarter. The increase was primarily due to approximately $3.1 million related to our new business in the state of Washington which was acquired in April 2007 as well as a higher accrued variable compensation due to higher profitability in the 2008 quarter.

Other Income (Expense)	Three Months Ended March 31,
(in thousands)	2008	2007
Interest income	$6,055	$6,843
Interest expense	(4,510)	(1,086)
Equity in (loss) income of affiliates	(707)	351
Other, net	8,463	(233)
Total	$9,301	$5,875

Other Income (Expense): Interest income decreased due to lower yields on higher comparable average cash balances. Interest expense increased $3.4 million in the three months ended March 31, 2008 compared with the 2007 period due primarily to an increase in average debt outstanding. The increase in other, net during the 2008 period includes gain of approximately $9.3 million recognized on the sale of gold during the quarter.  The gold is produced as a by-product of one of our aggregate mining operations.

Provision for Income Taxes	Three Months Ended March 31,
(in thousands)	2008	2007
Provision for income taxes	$12,127	$89
Effective tax rate	25.4%	31.0%

Provision for Income Taxes: Our effective tax rate decreased to 25.4% for the three months ended March 31, 2008 from 31.0% for the corresponding period in 2007. The decreased effective tax rate was due primarily to higher estimated amounts from our minority partners’ share of income in our consolidated construction joint ventures and other entities which are not subject to income taxes on a stand-alone basis.

Minority Interest in Consolidated Subsidiaries	Three Months Ended March 31,
(in thousands)	2008	2007
Minority interest in consolidated subsidiaries	$(22,495)	$(2,447)

Minority Interest in Consolidated Subsidiaries: Our minority interest in consolidated subsidiaries represents the minority owners’ share of the income or loss of our consolidated subsidiaries - primarily consolidated construction joint ventures and certain real estate development entities. The increase in 2008 is largely attributable to our partners’ share of the improved performance and the settlement of revenue issues related to certain of our Granite East consolidated joint venture projects. Minority interest in 2008 included approximately $17.6 million related to the resolution of our revenue issues on the SR 22 project in Southern California partially offset by the reversal of approximately $9.1 million in previously recognized reserves that were created in prior periods due to doubts about one of our partner’s ability to ultimately fund its share of project losses.

Outlook

We anticipate that 2008 will be a challenging year for Granite West and a year of continued improvement for Granite East.

Our Granite West business is focused on maximizing the profit potential of a very difficult market and continuing to execute its long-term strategy. We are seeing increased competition in most of our Granite West locations as competitors continue to migrate from the scarce private sector work to the public sector and certain public sector competitors expand outside of their primary markets. Although all of our locations are impacted to some extent by this difficult market, the impact is not felt equally in all locations. Certain of our operations are benefiting from strong local public works and other programs that we expect to partially mitigate the effects of the weak housing market.

We are also experiencing declines in the volume of our sales of construction materials to third parties as a result of the decline in home building in the West. Although our pricing has remained stable, gross margins have been negatively impacted in many locations by lower demand from the private sector for our higher margin products, such as ready-mix concrete and concrete aggregates.

Our Granite East business remains focused on better execution at the project level to reduce risk and maximize profitability. We have a number of bidding opportunities throughout our markets that, if successful, will create profitable backlog to take us into the future.

The federal Highway Trust Fund and funding levels in the public sector remain unclear. However, budget proposals for federal transportation spending for fiscal year 2009 and beyond include language increasing infrastructure investment.

Managing our general and administrative expenses during an economic downturn is always challenging, especially when we are pursuing long-term strategic goals and continuing to enhance the structure and processes necessary to control the risk associated with our business.  However, we are currently executing against a number of overhead initiatives and are committed to improving efficiency and effectiveness throughout the organization.

In summary, we believe that the diversity and resiliency of our business model and the capabilities of our people will prove to be extremely valuable this year as we confront the economic challenges in Granite West and capitalize on the opportunities to increase profitability in Granite East.

Liquidity and Capital Resources

	Three Months Ended March 31,
(in thousands)	2008	2007
Cash and cash equivalents excluding consolidated joint ventures	$112,311	$102,714
Consolidated joint venture cash and cash equivalents	154,116	104,933
Total consolidated cash and cash equivalents	$266,427	$207,647
Net cash provided by (used in):
Operating activities	$(23,545)	$3,888
Investing activities	89	5,106
Financing activities	(62,551)	(6,240)
Capital expenditures	30,735	33,691
Working capital	389,146	300,286

Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. We expect the principal use of funds for the foreseeable future will be for payment of cash dividends, capital expenditures, working capital, debt service, acquisitions, share repurchases and other investments. We have budgeted approximately $180.0 million for capital expenditures in 2008, which includes amounts for construction equipment, aggregate and asphalt plants, buildings, leasehold improvements and the purchase of land and aggregate reserves. The timing and amount of such expenditures can vary based on the progress of planned capital projects, changes in business outlook and other factors.

Our cash and cash equivalents and short-term and long-term marketable securities totaled $383.7 million at March 31, 2008 and included $154.1 million of cash from our consolidated joint ventures. This joint venture cash is for the working capital needs of each joint venture’s project. The decision to distribute cash must generally be made jointly by all of the partners. We believe that our current cash and cash equivalents, short-term investments, cash generated from operations and amounts available under our existing credit facilities will be sufficient to meet expected working capital needs, cash dividend payments, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations through the next twelve months and beyond. If we experience a significant change in our business or make a significant acquisition, we would likely need to acquire additional sources of financing, which may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements.

In December 2007, we had deposited $28.3 million with an exchange agent in connection with our purchase of the remaining minority shares of Wilder Construction Company (“Wilder”). In January 2008, the amount was paid to the minority shareholders and was reflected as an increase in cash from investing activities and a corresponding $16.6 million decrease in cash from operating activities and a $11.7 million decrease in cash from financing activities for the estimated amounts attributable to return on investment and return of investment, respectively.

Cash used in operating activities of $23.5 million for the three months ended March 31, 2008 represents a decrease of $27.4 million from cash provided by operating activities in the 2007 quarter. In addition to the operating cash flow effect of the Wilder minority share purchase, our operating cash flow was negatively impacted by a decrease in the net billings in excess of cost and estimated earnings. This balance decreased primarily due to progress on projects that had received large mobilization payments in the prior year as well as an increase in unbilled revenue resulting from the recent settlement of certain revenue issues in Granite East. Partially offsetting these decreases were higher net income and a reduction in our accounts receivable which was largely attributable to lower revenue.

Cash provided by investing activities of $0.1 million for the three months ended March 31, 2008 represents a decrease of $5.0 million from the 2007 quarter and reflects lower net maturities of marketable securities and the acquisition of a business in Nevada offset by the effect of the Wilder minority share purchase.

Cash used in financing activities was $62.6 million for the three months ended March 31, 2008, representing a $56.3 million increase from cash used in financing activities in the 2007 quarter. This increase was largely attributable to purchases of our common stock during the 2008 period. In 2007, our Board of Directors authorized us to repurchase, at management’s discretion, up to $200.0 million of our common stock. During the three months ended March 31, 2008 we repurchased and retired 1.4 million shares for $43.2 million. At March 31, 2008, $64.1 million of the $200.0 million authorization was available for repurchases. The remainder of the change was primarily due to the cash flow effect of the Wilder minority share purchase.

We had standby letters of credit totaling approximately $4.4 million outstanding at March 31, 2008, which will expire between October 2008 and March 2009. We are generally required by the beneficiaries of these letters of credit to replace them upon expiration. Additionally, we generally are required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At March 31, 2008, approximately $1.9 billion of our backlog was bonded and performance bonds totaling approximately $9.3 billion were outstanding. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds when each contract is accepted by the owner. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

We have a $150.0 million bank revolving line of credit, which allows for unsecured borrowings through June 24, 2011, with interest rate options. Borrowings under the line of credit will bear interest at a LIBOR rate of our choice plus an applicable margin based upon certain financial ratios. The margin was 0.70% at March 31, 2008. The unused and available portion of this line of credit was $145.6 million at March 31, 2008.

Restrictive covenants under the terms of our debt agreements require the maintenance of certain financial ratios and the maintenance of tangible net worth (as defined). We were in compliance with these covenants at March 31, 2008. Failure to comply with these covenants could cause the amounts due under the debt agreements to become currently payable.

Recent Accounting Pronouncements

See Note 2 of the “Notes to the Condensed Consolidated Financial Statements” for a description of recent accounting pronouncements, including the expected dates of adoption and effects on our condensed consolidated financial position, results of operations and cash flows.

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

There was no significant change in our exposure to market risk or in our investment controls and procedures during the three months ended March 31, 2008.

Item	4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

During the first quarter of 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item	1. LEGAL PROCEEDINGS

Silica Litigation

Our wholly owned subsidiary Granite Construction Company (“GCCO”) is one of approximately 100 to 300 defendants in eight active California Superior Court lawsuits. Of the eight lawsuits, five were filed against GCCO in 2005 and three were filed against GCCO in 2006, in Alameda County ( Molina vs. A-1 Aggregates, et al.; Dominguez vs. A-1 Aggregates, et al.; Cleveland vs. A. Teichert & Son.; Guido vs. A. Teichert & Son, Inc.; Williams vs. A. Teichert & Son, Inc.; Horne vs. Teichert & Son, Inc.; Kammer vs.A-1 Aggregates, et al.; and Solis vs. The 3M Company et al.). Each lawsuit was brought by a single plaintiff who is seeking money damages by way of various causes of action, including strict product and market share liability, and alleges personal injuries caused by exposure to silica products and related materials during the plaintiffs’ use or association with sand blasting or grinding concrete. The plaintiff in each lawsuit has categorized the defendants as equipment defendants, respirator defendants, premises defendants and sand defendants. We have been identified as a sand defendant, meaning a party that manufactured, supplied or distributed silica-containing products. Our preliminary investigation revealed that we have not knowingly sold or distributed abrasive silica sand for sandblasting, and therefore, we believe the probability of these lawsuits resulting in an incurrence of a material liability is remote. We have been dismissed from sixteen other similar lawsuits.

Hiawatha Project DBE Issues

The Hiawatha Light Rail Transit (“HLRT”) project was performed by Minnesota Transit Constructors (“MnTC”), a joint venture that consisted of GCCO and other unrelated companies.  GCCO was the managing partner of the joint venture, with a 56.5% interest.  The Minnesota Department of Transportation (“MnDOT”) is the contracting agency for this federally funded project.  MnDOT and the U.S. Department of Transportation Office of Inspector General (“OIG”) each conducted a review of the Disadvantaged Business Enterprise (“DBE”) program maintained by MnTC for the HLRT project.  In addition, the U.S. Department of Justice (“USDOJ”) is conducting an investigation into compliance issues with respect to MnTC’s DBE Program for the HLRT project.  MnDOT and the OIG (collectively, the “Agencies”) have initially identified certain compliance issues in connection with MnTC’s DBE Program and, as a result, have determined that MnTC failed to meet the DBE utilization criteria as represented by MnTC.  Although there has been no formal administrative subpoena issued, nor has a civil complaint been filed in connection with the administrative reviews or the investigation, MnDOT has proposed a monetary sanction of $4.3 million against MnTC and specified DBE training for  personnel from the members of the MnTC joint venture as a condition of awarding future projects to joint venture members of MnTC on MnDOT and Metropolitan Council work.  The Metropolitan Council was the local agency conduit for providing federal funds to MnDOT for this HLRT project.  MnTC is fully cooperating with the Agencies and the USDOJ and, on July 2, 2007, presented its detailed written response to the initial determinations of the Agencies as well as the investigation by the USDOJ.  We have yet to receive a formal reply from the Agencies or the USDOJ, although informal discussions have been continuing, we cannot rule out the possibility of a criminal action being brought against MnTC or one or more of its members which could result in civil and criminal penalties.

I-494 Project DBE Issues

The I-494 project was performed by a joint venture (“JV”) that consisted of GCCO and another unrelated party.  GCCO was the managing partner of the JV, with a 60% interest.  MnDOT is the contracting agency for this federally funded project.  MnDOT conducted a review of the DBE program maintained by the JV for the I-494 project.  MnDOT has initially identified certain compliance issues in connection with the JV’s DBE program, and as a result, has determined that the JV failed to meet the DBE utilization criteria as represented by the JV.  Although there has been no formal administrative subpoena, nor has a civil complaint been filed in connection with the administrative reviews, MnDOT has proposed a monetary sanction of $200,000 against the JV and specified DBE training for personnel from the members of the JV as a condition of future bidding on MnDOT work by joint venture members of the JV.  The JV is fully cooperating with MnDOT and has the opportunity to present its response to MnDOT’s initial determinations.  The JV is investigating MnDOT’s initial determinations.  The JV and MnDOT have begun informal settlement negotiations in an attempt to resolve this matter. However, at this time, we cannot reasonably estimate the amount of any monetary sanction or what, if any, other sanction conditions might ultimately be imposed.

US Highway 20 Project

GCCO and our subsidiary, Wilder Construction Company, are the members of a joint venture known as Yaquina River Constructors (“YRC”) which is currently constructing a new road alignment of US Highway 20 near Eddyville, Oregon under contract with the Oregon Department of Transportation (“ODOT”).  The project involves constructing seven miles of new road through steep and forested terrain in the Coast Range Mountains.  During the fall and winter of 2006, extraordinary rain events produced runoff that overwhelmed erosion control measures installed at the project and resulted in discharges to surface water in alleged violations of the stormwater permit.  The Oregon Department of Environmental Quality (“DEQ”) has issued notices of violation and fine of $90,000 to ODOT and $240,000 to YRC for these alleged violations.  YRC has filed an answer to the notice of violation and is attempting to negotiate resolution with the DEQ. The Oregon Department of Justice is conducting a criminal investigation in connection with stormwater runoff from the project.  YRC and its members are fully cooperating in the investigation, but YRC does not know whether criminal charges or civil lawsuit, if any, will be brought or against whom. Therefore, we cannot estimate what if any criminal or civil penalty or conditional assessment will result from this investigation.

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

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item	2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2008, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended March 31, 2008:

Period	Total number of shares purchased*	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs**	Approximate dollar value of shares that may yet be purchased under the plans or programs**
January 1, 2008 through January 31, 2008	380,461	$33.96	378,900	$94,387,723
February 1, 2008 through February 28, 2008	361,600	33.44	361,600	$82,296,636
March 1, 2008 through March 31, 2008	697,977	29.33	623,870	$64,064,036
	1,440,038	$31.59	1,364,370

*
The total number of shares purchased includes shares purchased in connection with employee tax withholding for shares granted under our
Amended and Restated 1999 Equity Incentive Plan and shares purchased under our share repurchase program.

**
In October 2007, our Board of Directors authorized us to repurchase, at management’s discretion, up to $200.0 million of our common stock. Under the new repurchase program, the Company may repurchase shares from time to time on the open market or in private transactions.  The specific timing and amount of repurchases will vary based on market conditions, securities law limitations and other factors. The share repurchase program may be suspended or discontinued at any time without prior notice. This program replaced a $25.0 million share repurchase program announced in 2002.

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

GRANITE CONSTRUCTION INCORPORATED

Date: April 30, 2008	By:	/s/ LeAnne M. Stewart
LeAnne M. Stewart
Senior Vice President and Chief Financial Officer