Form 10-Q
period 2008-06-30
GRANITE CONSTRUCTION INC
filed 2008-07-31
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 18, 2008.

Class	Outstanding
Common Stock, $0.01 par value	38,280,565 shares

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (unaudited)

GRANITE CONSTRUCTION INCORPORATED CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited - in thousands, except share and per share data)
	June 30, 2008	December 31, 2007	June 30, 2007
ASSETS
Current assets
Cash and cash equivalents	$286,648	$352,434	$246,278
Short-term marketable securities	88,230	77,758	98,199
Accounts receivable, net	418,657	397,097	489,435
Costs and estimated earnings in excess of billings	51,047	17,957	39,710
Inventories	63,930	55,557	53,320
Real estate held for development and sale	50,308	51,688	54,722
Deferred income taxes	44,887	43,713	36,015
Equity in construction joint ventures	42,844	34,340	32,400
Other current assets	66,297	96,969	57,811
Total current assets	1,112,848	1,127,513	1,107,890
Property and equipment, net	526,383	502,901	490,328
Long-term marketable securities	29,706	55,156	61,582
Investments in affiliates	30,502	26,475	24,816
Other assets	73,455	74,373	72,490
Total assets	$1,772,894	$1,786,418	$1,757,106
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$35,039	$28,696	$35,040
Accounts payable	237,561	213,135	268,054
Billings in excess of costs and estimated earnings	226,213	275,849	242,469
Accrued expenses and other current liabilities	211,907	212,265	223,311
Total current liabilities	710,720	729,945	768,874
Long-term debt	246,493	268,417	139,715
Other long-term liabilities	46,956	46,441	67,378
Deferred income taxes	18,228	17,945	19,478
Commitments and contingencies
Minority interest in consolidated subsidiaries	61,172	23,471	30,675
Shareholders’ equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	-	-	-
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding 38,274,588 shares as of June 30, 2008, 39,450,923 shares as of December 31, 2007 and 41,947,610 as of June 30, 2007	383	395	419
Additional paid-in capital	81,358	79,007	81,293
Retained earnings	608,525	619,699	645,448
Accumulated other comprehensive (loss) income	(941)	1,098	3,826
Total shareholders’ equity	689,325	700,199	730,986
Total liabilities and shareholders’ equity	$1,772,894	$1,786,418	$1,757,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited - in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
Construction	$580,943	$660,384	$983,516	$1,077,016
Material sales	107,289	100,091	158,843	166,202
Real estate	6,100	10,401	6,773	15,318
Total revenue	694,332	770,876	1,149,132	1,258,536
Cost of revenue
Construction	486,716	557,926	793,562	942,080
Material sales	89,835	78,878	138,891	132,986
Real estate	8,755	6,438	8,959	7,800
Total cost of revenue	585,306	643,242	941,412	1,082,866
Gross profit	109,026	127,634	207,720	175,670
General and administrative expenses	65,760	65,130	126,411	119,467
Gain on sales of property and equipment	2,155	4,346	2,556	5,059
Operating income	45,421	66,850	83,865	61,262
Other income (expense)
Interest income	3,593	6,439	9,648	13,282
Interest expense	(3,058)	(2,028)	(7,568)	(3,114)
Equity in income (loss) of affiliates	528	(29)	(179)	322
Other, net	184	(433)	8,647	(666)
Total other income	1,247	3,949	10,548	9,824
Income before provision for income taxes and minority interest	46,668	70,799	94,413	71,086
Provision for income taxes	13,081	22,154	25,208	22,243
Income before minority interest	33,587	48,645	69,205	48,843
Minority interest in consolidated subsidiaries	(7,969)	(4,799)	(30,464)	(7,246)
Net income	$25,618	$43,846	$38,741	$41,597

Net income per share
Basic	$0.68	$1.07	$1.03	$1.01
Diluted	$0.68	$1.05	$1.01	$1.00

Weighted average shares of common stock
Basic	37,426	41,096	37,782	41,044
Diluted	37,929	41,631	38,221	41,560

Dividends per share	$0.13	$0.10	$0.26	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited - in thousands)
Six Months Ended June 30,	2008	2007
Operating Activities
Net income	$38,741	$41,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	42,428	38,825
Provision for doubtful accounts	1,383	1,156
Gain on sales of property and equipment	(2,556)	(5,059)
Change in deferred income taxes	419	(321)
Stock-based compensation	3,427	3,451
Excess tax benefit on stock-based compensation	(746)	(2,700)
Minority interest in consolidated subsidiaries	30,464	7,246
Equity in loss (income) of affiliates	179	(322)
Acquisition of minority interest	(16,616)	-
Changes in assets and liabilities:
Accounts receivable	(17,021)	11,315
Inventories	(6,671)	(7,676)
Real estate held for development and sale	(1,272)	(1,619)
Equity in construction joint ventures	(8,504)	(488)
Other assets	32,203	4,831
Accounts payable	25,939	10,442
Billings in excess of costs and estimated earnings, net	(82,726)	(69,287)
Accrued expenses and other liabilities	4,725	41,821
Net cash provided by operating activities	43,796	73,212
Investing Activities
Purchases of marketable securities	(28,620)	(78,554)
Maturities of marketable securities	40,250	100,225
Release of funds for acquisition of minority interest	28,332	-
Additions to property and equipment	(62,528)	(62,265)
Proceeds from sales of property and equipment	8,115	7,546
Acquisition of businesses	(14,022)	(74,197)
Contributions to affiliates	(4,420)	(3,574)
Collection of notes receivable	676	3,683
Net cash used in investing activities	(32,217)	(107,136)
Financing Activities
Proceeds from long-term debt	2,103	96,945
Repayments of long-term debt	(15,032)	(26,641)
Dividends paid	(10,103)	(8,378)
Repurchases of common stock	(45,468)	(4,860)
Contributions from minority partners	4,744	23,954
Distributions to minority partners	(2,639)	(8,660)
Acquisition of minority interest	(11,716)	-
Excess tax benefit on stock-based compensation	746	2,700
Other	-	249
Net cash (used in) provided by financing activities	(77,365)	75,309
(Decrease) increase in cash and cash equivalents	(65,786)	41,385
Cash and cash equivalents at beginning of period	352,434	204,893
Cash and cash equivalents at end of period	$286,648	$246,278

Supplementary Information
Cash paid during the period for:
Interest	$7,668	$2,299
Income taxes	6,852	738
Non-cash investing and financing activity:
Restricted stock issued for services	$6,835	$11,870
Restricted stock units issued	3,208	-
Dividends accrued but not paid	4,976	4,195
Financed acquisition of assets	-	1,492
Debt repayments from sale of assets	2,652	4,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we”, “us”, “our” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2008 and 2007 and the results of our operations and cash flows for the periods presented. The December 31, 2007 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

2.	Recently Issued Accounting Pronouncements:

FSP 142-3

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for us in 2009. We are currently assessing the impact of FSP 142-3 on our consolidated financial statements.

SFAS 160

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). Under SFAS 160, the ownership interests in subsidiaries held by parties other than the parent must be clearly identified, labeled, and presented in the consolidated balance sheets within equity, but separate from the parent’s equity and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. Lastly, SFAS 160 requires entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for us in 2009. We are currently assessing the impact of SFAS 160 on our consolidated financial statements.

SFAS 141-R

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141-R, Business Combinations (“SFAS 141-R”) which revised SFAS 141, Business Combinations  (“SFAS 141”). Under SFAS 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. SFAS 141-R requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. SFAS 141-R will have a significant impact on the accounting for transaction costs, restructuring costs and the initial recognition of contingent assets and liabilities assumed during a business combination. Under SFAS 141-R, adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of income tax expense, rather than goodwill. This pronouncement is effective for us in 2009. As the provisions of SFAS 141-R are applied prospectively, the impact on us cannot be determined until the transactions occur.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Change in Accounting Estimates:

Our gross profit in the three and six months ended June 30, 2008 and 2007 include the effects of significant changes in the estimates of the profitability of certain of our projects.

Granite East

The impact of significant changes in the estimates of the profitability on Granite East gross profit is summarized as follows:

Granite East Change in Accounting Estimates	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2008	2007	2008	2007
Increase in gross profit	$12.1	$26.3	$56.6	$34.9
Reduction in gross profit	(3.5)	(24.0)	(10.0)	(48.1)
Net change to gross profit	$8.6	$2.3	$46.6	$(13.2)
Number of projects with significant upward estimate changes*	4	7	5	6
Range of net increase to gross profit from each project	$1.6 - 3.0	$1.0 - 12.2	$1.3 - 30.3	$1.1 - 17.3
Number of projects with significant downward estimate changes*	2	4	3	8
Range of net reduction to gross profit from each project	$1.2 - 1.3	$1.2 - 15.7	$1.4 - 2.4	$1.0 - 25.7

* Significant is defined as a change with a net impact of $1.0 million or greater

During the three and six months ended June 30, 2008, Granite East recognized a net increase in gross profit from the net effect of changes in the estimates of project profitability of approximately $8.6 million and $46.6 million, respectively. The increases were primarily due to improved productivity estimates, settlement of outstanding revenue issues with the contract owners and the resolution of project uncertainties. The changes in estimates for the six months ended June 30, 2008 included the first quarter negotiated settlement of our claims on the SR 22 project in Southern California which increased gross profit by approximately $28.6 million. Several of the projects with improved profitability estimates had recognized significant margin deterioration in prior periods.

This compares with a net increase in gross profit of approximately $2.3 million in the three months ended June 30, 2007 and a net decrease in gross profit of approximately $13.2 million in the six months ended June 30, 2007 from changes in project profitability estimates.

Granite West

During the three and six months ended June 30, 2008, Granite West recognized an increase in gross profit from the net effects of changes in the estimates of project profitability of approximately $21.8 million and $34.5 million, respectively. This compares with an increase in gross profit of approximately $9.0 million and $13.9 million during the three and six months ended June 30, 2007, respectively. The increased Granite West profitability estimates during the three and six months ended June 30, 2008 were due primarily to the resolution of project uncertainties, higher productivity than originally estimated and the settlement of outstanding revenue and other issues with contract owners.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Fair Value Measurement:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of certain assets and liabilities. We adopted SFAS 157 as of January 1, 2008, and the impact of adoption was not significant. The FASB has deferred the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. We are currently assessing the impact on our financial statements of SFAS 157 as it pertains to non-financial assets and liabilities measured on a non-recurring basis.

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

We utilize the active market approach to measure fair value for our financial assets and liabilities.

Assets measured at fair value on a recurring basis are summarized below. We have no financial liabilities measured at fair value on a recurring basis.

June 30, 2008	Level 1	Level 2	Level 3	Total
(in thousands)
Available-for-sale securities	$31,219	$-	$-	$31,219

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Inventories:

Inventories consist primarily of quarry products valued at the lower of average cost or market.

6.	Real Estate Entities and Investment in Affiliates:

We are participants in real estate entities through our Granite Land Company subsidiary (“GLC”). Generally, each entity is formed to accomplish a specific real estate development project. We have determined that certain of these entities are variable interest entities as defined by FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46”). Accordingly, we have consolidated those entities for which we have determined that we are the primary beneficiary. At June 30, 2008, the entities we have consolidated were engaged in development projects with total assets ranging from approximately $0.2 million to $26.9 million. At June 30, 2008 we had $50.3 million classified as real estate held for development and sale and an additional $15.4 million included in property and equipment on our condensed consolidated balance sheet related to GLC. Of these amounts, approximately $56.7 million was pledged as collateral for the obligations of consolidated real estate entities. Our proportionate share of the results of these entities varies depending on the ultimate profitability of the entities.

We account for our share of the operations of real estate entities in which we have determined we are not the primary beneficiary in “investments in affiliates” in our condensed consolidated balance sheets and in “other income (expense)” in our condensed consolidated statements of income. At June 30, 2008, these entities were engaged in development projects with total assets ranging from approximately $5.7 million to $50.1 million. Our proportionate share of the results of these entities varies depending on the ultimate profitability of the entities. At June 30, 2008 we had approximately $22.0 million recorded on our condensed consolidated balance sheet related to our investment in these real estate entities.

Included in the $50.3 million balance of real estate held for development and sale and the $22.0 million in investment in affiliates at June 30, 2008 is approximately $56.8 million related to residential housing projects. These projects are located in Washington, California, Texas, and Oregon. The amount in each state is summarized below:

(in millions)
Washington	$32.0
California	12.6
Texas	7.3
Oregon	4.9
Total residential housing projects	$56.8

Due to the downturn in the residential housing market, most notably in California, we assessed whether our investments related to these projects were impaired. The carrying amounts of such real estate development assets are evaluated for recoverability in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets  (“SFAS 144”). A real estate development asset is considered impaired when its carrying amount is greater than the undiscounted future net cash flows the asset is expected to generate. Impaired real estate development assets are written down to fair value, which is generally determined based on the sum of the discounted cash flows expected to result from the eventual disposal of the asset. Based on our evaluations, we recognized a pretax, non-cash impairment charge of $4.5 million in the three months ended June 30, 2008 on assets classified as real estate held for development and sale.  We recorded the charge in cost of revenue in our consolidated statements of income in our Granite Land Company operating segment.

Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs, holding periods or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result.

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

We have determined that certain of these joint ventures are variable interest entities as defined by FIN 46. Accordingly, we have consolidated those joint ventures where we have determined that we are the primary beneficiary. At June 30, 2008, the joint ventures we have consolidated were engaged in construction projects with total contract values ranging from approximately $11.3 million to $487.6 million. Our proportionate share of the consolidated joint ventures ranges from 40% to 99%.

Consistent with Emerging Issues Task Force Issue 00-01, Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures, we account for our share of the operations of construction joint ventures in which we have determined we are not the primary beneficiary on a pro rata basis in the condensed consolidated statements of income and as a single line item in the condensed consolidated balance sheets. At June 30, 2008, the joint ventures in which we hold a significant interest but are not the primary beneficiary were engaged in construction projects with total individual contract values ranging from approximately $165.0 million to $717.2 million. Our proportionate share of these joint ventures ranges from 20% to 40%.

We also participate in various “line item” joint venture agreements under which each partner is responsible for performing certain discrete items of the total scope of contracted work. The revenue for these discrete items is defined in the contract with the project owner and each partner assumes the profitability risk associated with its own work. All partners in a line item joint venture are jointly and severally liable for completion of the total project under the terms of the contract with the project owner. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We account for our portion of these contracts as a project in our accounting system and include receivables and payables associated with our work on our condensed consolidated balance sheets.

Although our agreements with our joint venture partners for both construction joint ventures and line item joint ventures provide that each partner will assume and pay its share of any losses resulting from a project, if one of our partners is unable to make its required contribution, we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under our joint venture arrangements beyond our proportionate share include a partner’s inability to contribute additional funds to the venture in the event the project incurs a loss, or additional costs that we could incur should a partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. At June 30, 2008, approximately $501.1 million of work representing our partners’ share of unconsolidated and line item joint venture contracts in progress had yet to be completed.

8.	Property and Equipment, Net:

(in thousands)	June 30, 2008	December 31, 2007	June 30, 2007
Equipment and vehicles	$848,044	$843,570	$849,506
Quarry property	143,185	135,749	126,876
Land and land improvements	110,592	93,862	72,566
Buildings and leasehold improvements	86,151	79,663	73,597
Office furniture and equipment	32,188	28,889	29,530
Gross property and equipment	1,220,160	1,181,733	1,152,075
Less: accumulated depreciation, depletion and amortization	693,777	678,832	661,747
Net property and equipment	$526,383	$502,901	$490,328

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Intangible Assets:

The following intangible assets from our Granite West segment are included in other assets on our condensed consolidated balance sheets at carrying value:

(in thousands)	June 30, 2008	December 31, 2007	June 30, 2007
Unamortized intangible assets:
Goodwill	$9,900	$9,900	$9,900
Use rights	2,954	-	-
Total unamortized intangible assets	$12,854	$9,900	$9,900

	June 30, 2008
(in thousands)	Gross Value	Accumulated Amortization	Net Value
Amortized intangible assets:
Permits	$35,570	$(2,807)	$32,763
Trade names	1,583	(1,160)	423
Covenants not to compete	1,587	(490)	1,097
Other	3,725	(1,220)	2,505
Total amortized intangible assets	$42,465	$(5,677)	$36,788

	December 31, 2007
(in thousands)	Gross Value	Accumulated Amortization	Net Value
Amortized intangible assets:
Permits	$36,362	$(1,953)	$34,409
Trade names	1,425	(972)	453
Covenants not to compete	1,661	(410)	1,251
Other	1,712	(671)	1,041
Total amortized intangible assets	$41,160	$(4,006)	$37,154

	June 30, 2007
(in thousands)	Gross Value	Accumulated Amortization	Net Value
Amortized intangible assets:
Permits	$32,105	$(1,166)	$30,939
Trade names	1,425	(870)	555
Covenants not to compete	1,436	(204)	1,232
Other	1,712	(386)	1,326
Total amortized intangible assets	$36,678	$(2,626)	$34,052

Amortization expense related to intangible assets was approximately $1.0 million and $1.7 million for the three and six months ended June 30, 2008, respectively, and approximately $0.7 million and $0.8 million for the three and six months ended June 30, 2007, respectively. Amortization expense expected to be recorded in the future is as follows: $1.8 million for the balance of 2008, $3.0 million in 2009, $2.5 million in 2010, $2.3 million in 2011, $2.2 million in 2012 and $25.0 million thereafter.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Weighted Average Shares Outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Weighted average shares outstanding:
Weighted average common stock outstanding	38,276	41,938	38,594	41,890
Less: weighted average non-vested restricted stock outstanding	850	842	812	846
Total basic weighted average shares outstanding	37,426	41,096	37,782	41,044
Diluted weighted average shares outstanding:
Basic weighted average shares outstanding	37,426	41,096	37,782	41,044
Effect of dilutive securities:
Common stock options and units	126	45	80	45
Restricted stock	377	490	359	471
Total weighted average shares outstanding assuming dilution	37,929	41,631	38,221	41,560

Restricted stock representing approximately 215,000 and 88,000 shares for the six months ended June 30, 2008 and June 30, 2007, respectively, has been excluded from the calculation of diluted shares because their impact would be anti-dilutive.

11.	Comprehensive Income:

The components of comprehensive income in our condensed consolidated statements of income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Net income	$25,618	$43,846	$38,741	$41,597
Other comprehensive (loss) income:
Changes in unrealized gain (loss) on investments	(407)	1,382	(3,349)	1,955
Tax benefit (provision) on unrealized (loss) gain	159	(537)	1,310	(760)
Total comprehensive income	$25,370	$44,691	$36,702	$42,792

12.	Legal Proceedings

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Hiawatha Project DBE Issues

The Hiawatha Light Rail Transit (“HLRT”) project was performed by Minnesota Transit Constructors (“MnTC”), a joint venture (“JV”), that consisted of GCCO and other unrelated companies. GCCO was the managing partner of the JV, with a 56.5% interest. The Minnesota Department of Transportation (“MnDOT”) is the contracting agency for this federally funded project. MnDOT and the U.S. Department of Transportation Office of Inspector General (“OIG”) each conducted a review of the Disadvantaged Business Enterprise (“DBE”) program maintained by MnTC for the HLRT project. In addition, the U.S. Department of Justice (“USDOJ”) is conducting an investigation into compliance issues with respect to MnTC’s DBE Program for the HLRT project. MnDOT and the OIG (collectively, the “Agencies”) have initially identified certain compliance issues in connection with MnTC’s DBE Program and, as a result, have determined that MnTC failed to meet the DBE utilization criteria as represented by MnTC. Although there has been no formal administrative subpoena issued, nor has a civil complaint been filed in connection with the administrative reviews or the investigation, MnDOT has proposed a monetary sanction of $4.3 million against MnTC and specified DBE training for personnel from the members of the MnTC JV as a condition of awarding future projects to JV members of MnTC on MnDOT and Metropolitan Council work. The Metropolitan Council was the local agency conduit for providing federal funds to MnDOT for this HLRT project. MnTC is fully cooperating with the Agencies and the USDOJ and, on July 2, 2007, presented its detailed written response to the initial determinations of the Agencies as well as the investigation by the USDOJ. We have yet to receive a formal reply from the Agencies or the USDOJ, although informal discussions have been continuing. We have been informed by the USDOJ that the focus of its investigation is currently civil. However, we cannot rule out the possibility of a civil or criminal action being brought against MnTC or one or more of its members which could result in civil and/or criminal penalties.

I-494 Project DBE Issues

The I-494 project was performed by a JV that consisted of GCCO and another unrelated party.  GCCO was the managing partner of the JV, with a 60% interest. MnDOT is the contracting agency for this federally funded project. MnDOT conducted a review of the DBE program maintained by the JV for the I-494 project. MnDOT has initially identified certain compliance issues in connection with the JV’s DBE program, and as a result, has determined that the JV failed to meet the DBE utilization criteria as represented by the JV. Although there has been no formal administrative subpoena, nor has a civil complaint been filed in connection with the administrative reviews, MnDOT has proposed a monetary sanction of $200,000 against the JV and specified DBE training for personnel from the members of the JV as a condition of future bidding on MnDOT work by members of the JV. The JV is fully cooperating with MnDOT and has the opportunity to present its response to MnDOT’s initial determinations. The JV is investigating MnDOT’s initial determinations. The JV and MnDOT have begun informal settlement negotiations in an attempt to resolve this matter. However, at this time, we cannot reasonably estimate the amount of any monetary sanction or what, if any, other sanction conditions might ultimately be imposed.

US  Highway 20 Project

GCCO and our wholly-owned subsidiary, Granite Northwest, Inc., are the members of a JV known as Yaquina River Constructors (“YRC”) which is currently constructing a new road alignment of US Highway 20 near Eddyville, Oregon under contract with the Oregon Department of Transportation (“ODOT”). The project involves constructing seven miles of new road through steep and forested terrain in the Coast Range Mountains. During the fall and winter of 2006, extraordinary rain events produced runoff that overwhelmed erosion control measures installed at the project and resulted in discharges to surface water in alleged violations of the stormwater permit. The Oregon Department of Environmental Quality (“DEQ”) has issued notices of violation and fine of $240,000 to YRC for these alleged violations which have been settled by entering into a mutual agreement and final order. The Oregon Department of Justice is conducting a criminal investigation in connection with stormwater runoff from the project. YRC and its members are fully cooperating in the investigation, but YRC does not know whether criminal charges or civil lawsuit, if any, will be brought or against whom. Therefore, we cannot estimate what, if any, criminal or civil penalty or conditional assessment will result from this investigation.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

13.	Business Segment Information:

We have three reportable segments: Granite West, Granite East and Granite Land Company.

Granite West is comprised of decentralized branch offices in the western United States that perform various heavy civil construction projects with a large portion of the work focused on new construction and improvement of streets, roads, highways and bridges as well as site preparation for residential and commercial development and sales of construction materials. Each branch reports under one of three operating groups: Northwest, Northern California and Southwest. Because the operating groups have similar economic characteristics as defined in Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), we have aggregated them into the Granite West reportable segment.  Although most Granite West projects are started and completed within a year, the division also has the capability of constructing larger projects and at June 30, 2008 had seven such active large projects, each with total contract revenue greater than $50.0 million. All of our revenue from the sale of construction materials is generated by Granite West which mines aggregates and operates plants that process aggregates into construction materials for internal use and for sale to others. These activities are vertically integrated into the Granite West business, providing both a source of profits and a competitive advantage to our construction business.

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

Additionally, we purchase, develop, operate, sell and otherwise invest in real estate through GLC, which also provides real estate services for other Granite operations. GLC’s portfolio of projects includes both commercial and residential development and is geographically diversified throughout the West and Texas.

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Summarized segment information is as follows:

	Three Months Ended June 30,
(in thousands)	Granite West	Granite East	Granite Land Company	Total
2008
Revenue from external customers	$517,160	$171,072	$6,100	$694,332
Intersegment revenue transfer	303	(303)	-	-
Net revenue	517,463	170,769	6,100	694,332
Depreciation, depletion and amortization	18,039	2,005	7	20,051
Operating income (loss)	57,117	12,006	(3,154)	65,969
2007
Revenue from external customers	$540,533	$219,942	$10,401	$770,876
Intersegment revenue transfer	1,914	(1,914)	-	-
Net revenue	542,447	218,028	10,401	770,876
Depreciation, depletion and amortization	17,780	1,902	36	19,718
Operating income	75,747	7,072	2,978	85,797
	Six Months Ended June 30,
(in thousands)	Granite West	Granite East	Granite Land Company	Total
2008
Revenue from external customers	$755,130	$387,229	$6,773	$1,149,132
Intersegment revenue transfer	2,335	(2,335)	-	-
Net revenue	757,465	384,894	6,773	1,149,132
Depreciation, depletion and amortization	35,836	4,176	18	40,030
Operating income (loss)	61,880	64,142	(3,604)	122,418
Segment assets	462,825	22,467	65,664	550,956
2007
Revenue from external customers	$836,844	$406,374	$15,318	$1,258,536
Intersegment revenue transfer	3,697	(3,697)	-	-
Net revenue	840,541	402,677	15,318	1,258,536
Depreciation, depletion and amortization	32,028	4,768	45	36,841
Operating income (loss)	96,721	(10,185)	5,879	92,415
Segment assets	427,105	30,388	59,205	516,698

A reconciliation of segment operating income to consolidated totals is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Total operating income for reportable segments	$65,969	$85,797	$122,418	$92,415
Other income, net	1,247	3,949	10,548	9,824
Gain on sales of property and equipment	2,155	4,346	2,556	5,059
Unallocated other corporate expense	(22,703)	(23,293)	(41,110)	(36,212)
Income before provision for income taxes and minority interest	$46,668	$70,799	$94,413	$71,086

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.	Acquisition:

In January 2008, we purchased certain assets and assumed certain liabilities of a construction materials supplier in Nevada for cash consideration of approximately $14.0 million. The results of the acquired business’s operations are included in our condensed consolidated statements of income and cash flows from the date of acquisition and were not material. The estimated fair value of the assets acquired approximated the purchase price; therefore, no goodwill was recorded.

15.	Common Stock Repurchase:

In 2007, our Board of Directors authorized us to repurchase, at management’s discretion, up to $200.0 million of our common stock. During the six months ended June 30, 2008, we repurchased 1.4 million shares for a total of $43.2 million under this repurchase program. From the inception of this program through June 30, 2008, we have repurchased a total of 3.8 million shares for an aggregate cost of $135.9 million. All shares were retired upon acquisition. At June 30, 2008, $64.1 million of the $200.0 million authorization was available for future share repurchases.

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

Our construction contracts are obtained primarily through competitive bidding in response to advertisements by federal, state and local agencies and private parties and to a lesser extent through negotiation with private parties. Our bidding activity is affected by such factors as backlog, available personnel, current utilization of equipment and other resources, our ability to obtain necessary surety bonds and competitive considerations. Bidding activity, backlog and revenue resulting from the award of new contracts may vary significantly from period to period. We have three reportable business segments: Granite West, Granite East and Granite Land Company (see Note 13 to the condensed consolidated financial statements).

The two primary economic drivers of our business are (1) the overall health of the economy and (2) federal, state and local public funding levels, both nationally and locally. The level of demand for our services will have a direct correlation to these drivers. For example, a weak economy will generally result in a reduced demand for construction in the private sector. This reduced demand increases competition for fewer private sector projects and will ultimately also increase competition in the public sector as companies migrate from bidding on scarce private sector work to projects in the public sector. Greater competition can reduce revenue growth and/or increase pressure on gross profit margins. A weak economy also tends to produce less tax revenue, thereby decreasing the funds available for spending on public infrastructure improvements. There are funding sources that have been specifically earmarked for infrastructure spending, such as diesel and gasoline taxes, which are not as directly impacted by a weak economy. However, even these funds can be temporarily at risk as state and local governments struggle to balance their budgets. Additionally, high fuel prices can have the effect of reducing consumption, resulting in lower tax revenue. Conversely, higher public funding and/or a robust economy will generally increase demand for our services and provide opportunities for revenue growth and margin improvement.

Our general and administrative costs include salaries and related expenses, incentive compensation, discretionary profit sharing and other variable compensation, as well as other costs to support our business. In general, these costs will increase in response to the growth and the related increased complexity of our business. These costs may also vary depending on the number of projects in process in a particular area and the corresponding level of estimating activity. For example, as large projects are completed or if the level of work slows down in a particular area, we will often re-assign project employees to estimating and bidding activities until another project gets underway, temporarily allocating their salaries and related costs from cost of revenue to general and administrative expense. Additionally, our compensation strategy for selected management personnel is to rely heavily on a variable cash and restricted stock performance-based incentive element. The cash portion of these incentives is expensed when earned while the restricted stock portion is expensed over the vesting period of the stock. Depending on the mix of cash and restricted stock, these incentives can have the effect of increasing general and administrative expenses in very profitable years and decreasing expenses in less profitable years.

Results of Operations

Comparative Financial Summary	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Revenue	$694,332	$770,876	$1,149,132	$1,258,536
Gross profit	109,026	127,634	207,720	175,670
General and administrative expenses	65,760	65,130	126,411	119,467
Operating income	45,421	66,850	83,865	61,262
Other income, net	1,247	3,949	10,548	9,824
Minority interest	(7,969)	(4,799)	(30,464)	(7,246)
Net income	25,618	43,846	38,741	41,597

Our results of operations for the three and six months ended June 30, 2008 reflect the impact of a difficult economic environment on several of our Granite West locations and a continuation of profitability improvement in Granite East, which also had the effect of increasing minority interest for our partners' share of more profitable project work. Additionally, our gross profit for the three months ended June 30, 2008 included a $4.5 million impairment charge related to our Granite Land Company business segment.

Total Revenue	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2008		2007		2008		2007
Revenue by Division:
Granite West	$517,463	74.5%	$542,447	70.4%	$757,465	65.9%	$840,541	66.8%
Granite East	170,769	24.6	218,028	28.3	384,894	33.5	402,677	32.0
Granite Land Company	6,100	0.9	10,401	1.3	6,773	0.6	15,318	1.2
Total	$694,332	100.0%	$770,876	100.0%	$1,149,132	100.0%	$1,258,536	100.0%

Granite West Revenue	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2008		2007		2008		2007
California:
Public sector	$159,208	61.4%	$181,884	61.1%	$231,878	58.3%	$275,545	57.6%
Private sector	29,153	11.2	54,483	18.3	59,117	14.9	96,240	20.1
Material sales	71,149	27.4	61,134	20.6	106,588	26.8	106,275	22.3
Total	$259,510	100.0%	$297,501	100.0%	$397,583	100.0%	$478,060	100.0%
West (excluding California):
Public sector	$190,086	73.7%	$148,789	60.7%	$261,256	72.6%	$212,890	58.7%
Private sector	31,727	12.3	57,200	23.4	46,371	12.9	89,664	24.7
Material sales	36,140	14.0	38,957	15.9	52,255	14.5	59,927	16.6
Total	$257,953	100.0%	$244,946	100.0%	$359,882	100.0%	$362,481	100.0%
Total Granite West Revenue:
Public sector	$349,294	67.5%	$330,673	61.0%	$493,134	65.1%	$488,435	58.1%
Private sector	60,880	11.8	111,683	20.6	105,488	13.9	185,904	22.1
Material sales	107,289	20.7	100,091	18.4	158,843	21.0	166,202	19.8
Total	$517,463	100.0%	$542,447	100.0%	$757,465	100.0%	$840,541	100.0%

Granite West Revenue: Revenue from Granite West for the three and six months ended June 30, 2008 decreased by $25.0 million, or 4.6%, and $83.1 million, or 9.9%, respectively, over the corresponding 2007 periods. The decreases were primarily attributable to the ongoing contraction of residential construction and tighter credit markets which is driving a decline in our private sector revenue. Additionally, there was an indirect impact on public sector revenue, as many competitors have migrated from the increasingly scarce private sector work. These economic factors have had a larger impact on our revenue in California, which has generally been the most negatively impacted by the decline in the residential and credit markets. Granite West revenue outside of California increased by $13.0 million, or 5.3%, for the three months ended June 30, 2008 over the corresponding 2007 period, driven by a $41.3 million increase in public sector revenue, partially offset by lower private sector revenue. Granite West revenue included amounts from projects with a contract value greater than $50.0 million of approximately $69.1 million and $50.0 million in the three months ended June 30, 2008 and 2007, respectively, and $99.3 million and $80.8 million in the six months ended June 30, 2008 and 2007, respectively.

Granite East Revenue	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2008		2007		2008		2007
Revenue by Geographic Area:
Midwest	$43,457	25.4%	$26,594	12.2%	$83,814	21.7%	$42,753	10.6%
Northeast	35,624	20.9	57,270	26.3	72,043	18.7	98,252	24.4
South	34,510	20.2	36,448	16.7	64,095	16.7	72,265	17.9
Southeast	52,443	30.7	79,688	36.5	123,452	32.1	158,357	39.3
West	4,735	2.8	18,028	8.3	41,490	10.8	31,050	7.8
Total	$170,769	100.0%	$218,028	100.0%	$384,894	100.0%	$402,677	100.0%
Revenue by Contract Type:
Fixed unit price	$15,567	9.1%	$39,365	18.1%	$34,469	9.0%	$72,732	18.1%
Fixed price, including design/build	155,202	90.9	178,663	81.9	350,425	91.0	329,945	81.9
Total	$170,769	100.0%	$218,028	100.0%	$384,894	100.0%	$402,677	100.0%

Granite East Revenue: Revenue from Granite East for the three and six months ended June 30, 2008 decreased by $47.3 million, or 21.7%, and $17.8 million, or 4.4%, respectively, over the corresponding 2007 periods. Decreases in the Northeast, South and Southeast were due to lower backlog at the beginning of the 2008 periods and were partially offset by increases in the Midwest and West. The increase in the Midwest was attributable to revenue from a large design/build joint venture project which was added to backlog in 2007. The increase in the West for the six months was primarily due to the settlement of an outstanding revenue issue on the SR22 project in California which is now substantially complete.

Granite Land Company Revenue: Revenue from GLC for the three and six months ended June 30, 2008 decreased by $4.3 million, or 41.4%, and $8.5 million, or 55.8%, respectively, over the corresponding 2007 periods. GLC’s revenue is primarily dependent on the timing of real estate sales transactions, which are relatively few in number and can cause variability in the timing of revenue and profit recognition.

Total Backlog
(in thousands)	June 30, 2008		March 31, 2008		June 30, 2007
Backlog by Division:
Granite West	$1,188,948	55.5%	$868,530	44.7%	$986,316	39.4%
Granite East	952,700	44.5	1,074,659	55.3	1,516,785	60.6
Total	$2,141,648	100.0%	$1,943,189	100.0%	$2,503,101	100.0%

Granite West Backlog
(in thousands)	June 30, 2008		March 31, 2008		June 30, 2007
California:
Public sector	$597,257	93.5%	$380,358	87.6%	$301,159	74.2%
Private sector	41,548	6.5	53,957	12.4	104,888	25.8
Total	$638,805	100.0%	$434,315	100.0%	$406,047	100.0%
West (excluding California):
Public sector	$523,629	95.2%	$398,542	91.8%	$526,786	90.8%
Private sector	26,514	4.8	35,673	8.2	53,483	9.2
Total	$550,143	100.0%	$434,215	100.0%	$580,269	100.0%
Total Granite West backlog:
Public sector	$1,120,886	94.3%	$778,900	89.7%	$827,945	83.9%
Private sector	68,062	5.7	89,630	10.3	158,371	16.1
Total	$1,188,948	100.0%	$868,530	100.0%	$986,316	100.0%

Granite West Backlog: Granite West backlog of $1.2 billion at June 30, 2008 was $0.3 billion, or 36.9%, higher than at March 31, 2008 and $0.2 billion, or 20.5%, higher than at June 30, 2007. The increase from June 30, 2007 was primarily driven by significant public sector awards for federally funded national security projects in Arizona and California, a $48.1 million award for additional work on an airport terminal project in California and a $39.2 million award for a highway widening and rehabilitation project in California. Additionally, we added $47.0 million to backlog in the quarter related to our agreement to resume work on the US 20 Pioneer Mountain to Eddyville design/build project in Oregon. Work on that project had been suspended pending resolution of issues associated with numerous deep-seated landslides discovered on the construction site. In May 2008 we agreed upon and executed a change order with the contract owner that allowed us to resume work activities on the site. Granite West private sector backlog continues to be negatively impacted by the weak demand for residential construction, particularly in certain California and Nevada markets. Granite West backlog included approximately $369.7 million, $236.5 million and $240.7 million from projects with a total contract value greater than $50.0 million at June 30, 2008, March 31, 2008 and June 30, 2007, respectively.

Granite East Backlog
(in thousands)	June 30, 2008		March 31, 2008		June 30, 2007
Backlog by Geographic Area:
Midwest	$248,888	26.1%	$287,488	26.7%	$380,190	25.1%
Northeast	88,686	9.3	104,896	9.8	173,562	11.4
South	114,365	12.0	126,593	11.8	188,681	12.4
Southeast	495,007	52.0	544,595	50.7	743,054	49.0
West	5,754	0.6	11,087	1.0	31,298	2.1
Total	$952,700	100.0%	$1,074,659	100.0%	$1,516,785	100.0%

Granite East Backlog: Granite East backlog of $1.0 billion at June 30, 2008 was $0.1 billion, or 11.3%, lower than at March 31, 2008, and $0.6 billion, or 37.2%, lower than at June 30, 2007. The decrease reflects progress on construction projects during the quarter. Granite East did not receive any significant new awards during the six months ended June 30, 2008.

Gross Profit	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Granite West	$93,240	$109,409	$133,319	$161,738
Percent of division revenue	18.0%	20.2%	17.6%	19.2%
Granite East	19,072	14,411	78,118	6,403
Percent of division revenue	11.2%	6.6%	20.3%	1.6%
Granite Land Company	(2,655)	3,964	(2,186)	7,519
Percent of division revenue	-43.5%	38.1%	-32.3%	49.1%
Other	(631)	(150)	(1,531)	10
Total gross profit	$109,026	$127,634	$207,720	$175,670
Percent of total revenue	15.7%	16.6%	18.1%	14.0%

Gross Profit: We defer recognition of construction project profit until a project reaches 25% completion. In the case of large, complex design/build projects, we may continue to defer profit recognition beyond the point of 25% completion until such time as we believe we have enough information to make a reasonably dependable estimate of contract revenue and cost. This policy can have a significant impact on gross profit, particularly in periods where one or several very large projects reach the point of profit recognition and the deferred profit is recognized or, conversely, in periods where backlog related to larger projects is growing rapidly and a higher percentage of projects are in their early stages with no associated gross margin recognition. Revenue from jobs with deferred contract profit was as follows:

Revenue from Contracts with Deferred Profit	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Granite West	$55,938	$19,988	$60,672	$22,723
Granite East	26,667	36,179	49,861	55,193
Total revenue from contracts with deferred profit	$82,605	$56,167	$110,533	$77,916

Additionally, we do not recognize revenue from contract claims until we have a signed settlement agreement and payment is assured, and we do not recognize revenue from contract change orders until the contract owner has agreed to the change order in writing. However, we do recognize the costs related to any contract claims or pending change orders in our forecasts when we are contractually obligated to incur them. As a result, our gross profit as a percent of revenue can vary during periods when a large volume of contract claims or change orders are pending resolution (reducing gross profit) or, conversely, during periods where large contract claims or change orders are agreed to or settled (increasing gross profit). Although this variability can occur in both Granite West and Granite East, it is more pronounced in Granite East because of the larger size and complexity of its projects.

Granite West gross profit as a percent of revenue for the three and six months ended June 30, 2008 decreased to 18.0% and 17.6%, respectively, from 20.2% and 19.2% for the three and six months ended June 30, 2007, respectively. This decrease was largely due to higher revenue with deferred profit margin for projects that had not yet reached the threshold for profit recognition as well as lower gross profit margin on the sale of construction materials. Profit margins on our construction materials sales have been negatively impacted by lower sales volume in certain locations, which provided less coverage of maintenance and other fixed costs, lower demand from the private sector for our higher margin products, and higher costs of certain raw materials such as diesel fuel and asphalt. These decreases were partially offset by the positive effect of project forecast changes during the three and six months ended June 30, 2008 which increased our gross profit by approximately $21.8 million and $34.5 million, respectively. This compares with an increase in gross profit from such forecast changes of approximately $9.0 million and $13.9 million during the three and six months ended June 30, 2007, respectively. See Note 3 to the condensed consolidated financial statements.

Granite East gross profit as a percent of revenue for the three and six months ended June 30, 2008 increased to 11.2% and 20.3%, respectively, from 6.6% and 1.6% for the three and six months ended June 30, 2007, respectively. Gross profit in the 2008 periods was positively impacted by changes in profitability estimates which added approximately $8.6 million to gross profit in the quarter and $46.6 million in the six month period. In 2007, project estimate changes increased gross profit by $2.3 million in the second quarter and decreased gross profit by $13.2 million in the six month period. See Note 3 to the condensed consolidated financial statements.

Granite Land Company gross profit for the three months ended June 30, 2008 includes an impairment charge of $4.5 million related to certain residential real estate development assets.  See Note 6 to the condensed consolidated financial statements.

General and Administrative Expenses	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Salaries and related expenses	$35,171	$32,208	$70,594	$66,366
Incentive compensation, discretionary profit sharing and other variable compensation	10,435	12,644	15,810	16,690
Other general and administrative expenses	20,154	20,278	40,007	36,411
Total	$65,760	$65,130	$126,411	$119,467
Percent of revenue	9.5%	8.4%	11.0%	9.5%

General and Administrative Expenses: Our general and administrative expenses for the three and six months ended June 30, 2008 increased $0.6 million, or 1.0%, and $6.9 million, or 5.8%, over the comparable periods in 2007. The increase for the six months ended June 30, 2008 was largely due to costs associated with integrating our former Wilder Construction Company (“Wilder”) business unit following our purchase of the remaining Wilder minority shares in January, costs associated with our new business in the state of Washington, which was acquired in April 2007, and higher personnel related costs, primarily related to normal salary increases and headcount growth.

Other Income (Expense)	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Interest income	$3,593	$6,439	$9,648	$13,282
Interest expense	(3,058)	(2,028)	(7,568)	(3,114)
Equity in income (loss) of affiliates	528	(29)	(179)	322
Other, net	184	(433)	8,647	(666)
Total	$1,247	$3,949	$10,548	$9,824

Other Income (Expense): Interest income decreased in the three and six months ended June 30, 2008, compared with the corresponding periods in 2007 due to the decline in short term interest rates resulting in lower yields on our invested cash balances. Interest expense increased in both the three and six month ended June 30, 2008, compared with the corresponding periods in 2007 due to an increase in average debt outstanding during the period. The increase in other, net during the six months ended June 30, 2008 is primarily due to a gain of approximately $9.3 million recognized on the sale of gold during the first quarter. Gold is produced as a by-product of one of our aggregate excavation operations.

Provision for Income Taxes	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Provision for income taxes	$13,081	$22,154	$25,208	$22,243
Effective tax rate	28.0%	31.3%	26.7%	31.3%

Provision for Income Taxes: Our effective tax rate decreased to 26.7% for the six months ended June 30, 2008 from 31.3% for the corresponding period in 2007. The decreased effective tax rate was due primarily to the estimated income attributed to minority partners’ share in our consolidated construction joint ventures and other entities which are not subject to income taxes on a separate entity basis.

Minority Interest in Consolidated Subsidiaries	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Minority interest in consolidated subsidiaries	$(7,969)	$(4,799)	$(30,464)	$(7,246)

Minority Interest in Consolidated Subsidiaries: Our minority interest in consolidated subsidiaries represents the minority owners’ share of the income of our consolidated subsidiaries - primarily consolidated construction joint ventures and certain real estate development entities. The increase in 2008 was largely attributable to our partners’ share of the improved performance related to our Granite East consolidated joint venture projects. Minority interest in the six month period for 2008 included approximately $18.4 million related to the resolution of our revenue issues on the SR 22 project in Southern California which was partially offset by the reversal of approximately $9.8 million in previously recognized reserves that were created in prior periods due to doubts about one of our partner’s ability to ultimately fund its share of project losses.

Outlook

Our Granite West business continues to focus on building backlog and maximizing the profit potential in a difficult market. We are experiencing increased competition in most of our Granite West locations as competitors  migrate from the scarce private sector work to the public sector and certain public sector competitors expand outside of their traditional markets. We have been able to capitalize on certain local markets that remain active and several  large project opportunities to partially mitigate the effects of the general economic climate on our Granite West business.

Our Granite East business is concentrating on effectively executing at the project level. We are pursuing a number of bidding opportunities and are maintaining our disciplined approach to help ensure that new work will deliver appropriate profit margins.

Many states are currently facing difficult budget decisions. California, our largest revenue producing state, is facing a significant budget deficit. However, we are encouraged that the Governor has resisted cuts to transportation funding and clearly believes construction will be an important stimulant to the state’s economy. The United States Congress is also facing some difficult decisions regarding a projected shortfall in the Highway Trust Fund, which is funded by the federal gas tax. The projected shortfall is being exacerbated by a reduction in gas consumption as drivers cut back in response to high prices. Congress is currently evaluating options for restoring solvency to the trust fund, including a recent proposal to transfer $8.0 billion from the General Fund to ensure fiscal 2009 funding levels are at least flat with 2008. Despite these funding issues, we have not experienced a significant change in bidding opportunities or project delays.

We are exposed to the escalating price of diesel fuel, natural gas, propane, liquid asphalt and steel. While some of our construction contracts include relief from price escalation for these commodities, we also manage this exposure by closely monitoring our costs and pricing escalation into our bids and proposals accordingly. A unique benefit of our portfolio of smaller, shorter duration projects in the West is that we are able to re-price our portfolio regularly. On our fixed price contracts, it is our practice to solicit firm quotes from our suppliers and subcontractors during the bidding process to mitigate our exposure.

As in prior economic downturns, the current economic environment is presenting us with a number of challenges. Strategically, we have consistently focused on increasing the diversity and flexibility of our business model and believe this will prove valuable in helping to mitigate the impact of this downturn on current profitability.

Liquidity and Capital Resources

	Six Months Ended June 30,
(in thousands)	2008	2007
Cash and cash equivalents excluding consolidated joint ventures	$82,911	$119,218
Consolidated joint venture cash and cash equivalents	203,737	127,060
Total consolidated cash and cash equivalents	$286,648	$246,278
Short-term and long-term marketable securities	117,936	159,781
Total cash, cash equivalents and marketable securities	404,584	406,059
Net cash provided by (used in):
Operating activities	$43,796	$73,212
Investing activities	(32,217)	(107,136)
Financing activities	(77,365)	75,309
Capital expenditures	62,528	62,265
Working capital	402,128	339,016

Our cash and cash equivalents and short-term and long-term marketable securities totaled $404.6 million at June 30, 2008 and included $203.7 million of cash from our consolidated joint ventures. This joint venture cash is for the working capital needs of each joint venture’s project. The decision to distribute cash must generally be made jointly by all of the partners.

Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. We have budgeted approximately $180.0 million for capital expenditures in 2008, which includes amounts for construction equipment, aggregate and asphalt plants, buildings, leasehold improvements and the purchase of real estate and aggregate reserves. The timing and amount of such expenditures can vary based on the progress of planned capital projects, changes in business outlook and other factors. We currently do not expect the full amount of the 2008 budget will be spent.

We believe our current cash and cash equivalents, short-term investments, cash generated from operations and amounts available under our existing credit facilities will be sufficient to meet our expected working capital needs, cash dividend payments, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations through the next twelve months and beyond. If we experience a significant change in our business operating results or make a significant acquisition, we would likely need to acquire additional sources of financing, which may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements.

In December 2007, we deposited $28.3 million with an exchange agent in connection with our purchase of the remaining minority shares of  Wilder. In January 2008, the amount was paid to the Wilder minority shareholders and was reflected as an increase in cash from investing activities and a corresponding $16.6 million decrease in cash from operating activities and a $11.7 million decrease in cash from financing activities for the estimated amounts attributable to return on investment and return of investment, respectively.

Cash provided by operating activities of $43.8 million for the six months ended June 30, 2008 represents a $29.4 million decline from the amount provided by operating activities during the same period in 2007. In addition to the operating cash flow effect of the Wilder minority share purchase, operating cash flow was negatively impacted by a decrease in the net billings in excess of cost and estimated earnings. This balance decreased primarily due to progress on projects that had received large mobilization payments in the prior year. Additionally, operating cash flow was affected by growth in accounts receivable during the 2008 period compared with a decline in accounts receivable in 2007.

Cash used in investing activities of $32.2 million for the six months ended June 30, 2008 represents a $74.9 million reduction from the amount used in the same period in 2007. The change was due primarily to the effect of the Wilder minority share purchase and a lower amount attributable to business acquisitions in the 2008 period.

Cash used in financing activities was $77.4 million for the six months ended June 30, 2008, representing a $152.7 million change from the same 2007 period. This change was largely attributable to lower proceeds from long-term borrowings and significantly higher repurchases of common stock in the 2008 period. The remainder of the change was primarily due to the cash flow effect of the Wilder minority share purchase and a decrease in contributions from our minority partners.

In 2007, our Board of Directors authorized us to repurchase, at management’s discretion, up to $200.0 million of our common stock. During the six months ended June 30, 2008, we repurchased 1.4 million shares for a total of $43.2 million under the repurchase plan. From the inception of this program through June 30, 2008, we have repurchased a total of 3.8 million shares for an aggregate cost of $135.9 million. All shares were retired upon acquisition.  At June 30, 2008, $64.1 million of the $200.0 million authorization was available for repurchases.

We had standby letters of credit totaling approximately $4.4 million outstanding at June 30, 2008, which will expire between October 2008 and March 2009. We are generally required by the beneficiaries of these letters of credit to replace them upon expiration. Additionally, we generally are required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At June 30, 2008, approximately $2.1 billion of our backlog was bonded and performance bonds totaling approximately $10.8 billion were outstanding. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds when each contract is accepted by the owner. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

We have a $150 million bank revolving line of credit, which allows for unsecured borrowings through June 24, 2011, with interest rate options. Borrowings under the line of credit bear interest at LIBOR plus an applicable margin based upon certain financial ratios. The margin was 0.70% at June 30, 2008. The unused and available portion of this line of credit was $145.6 million at June 30, 2008.

Restrictive covenants under the terms of our debt agreements require the maintenance of certain financial ratios and the maintenance of tangible net worth (as defined). We were in compliance with these covenants at June 30, 2008. Failure to comply with these covenants could cause the amounts due under the debt agreements to become currently payable.

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

There was no significant change in our exposure to market risk or in our investment controls and procedures during the three months ended June 30, 2008.

Item 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

During the second quarter of 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

See Part I, Item 1. Financial Statements, Note 12 - Legal Proceedings.

Item 1A.	RISK FACTORS

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year ended December 31, 2007.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of shareholders on May 19, 2008, the following members were elected to three-year terms on our Board of Directors:

	Votes
	Affirmative	Withhold
David H. Watts	32,151,961	1,168,367
J. Fernando Niebla	32,526,144	794,184
Gary M. Cusumano	32,739,278	581,050

The following proposals were approved at the annual meeting of shareholders:

	Votes
	Affirmative	Against	Abstain
Proposal to amend the Granite Construction Incorporated Amended and Restated 1999 Equity Incentive Plan.	30,250,889	2,739,362	330,077
Proposal to ratify the appointment by the Audit/Compliance Committee of PricewaterhouseCoopers LLP as Granite’s independent registered public accounting firm for the fiscal year ending December 31, 2008.	32,174,287	1,109,358	36,683

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

10.1	†	Amendment Number One to the Granite Construction Incorporated Amended and Restated 1999 Equity Incentive Plan, as amended effective January 1, 2008, effective May 19, 2008
10.2	†	Granite Construction Incorporated Amended and Restated 1999 Equity Incentive Plan as amended effective May 19, 2008
31.1	†	Certification of Principal Executive Officer
31.2	†	Certification of Principal Financial Officer
32	††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	†	Filed herewith
	††	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date:	July 30, 2008	By:	/s/ LeAnne M. Stewart
LeAnne M. Stewart
Senior Vice President and Chief Financial Officer