Form 10-Q
period 2008-09-30
GRANITE CONSTRUCTION INC
filed 2008-10-31
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 23, 2008.

Class	Outstanding
Common Stock, $0.01 par value	38,262,061 shares

Index

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS (unaudited)

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)

	September 30,	December 31,	September 30,
	2008	2007	2007
ASSETS
Current assets
Cash and cash equivalents	$281,046	$352,434	$265,605
Short-term marketable securities	101,112	77,758	106,675
Accounts receivable, net	480,315	397,097	536,519
Costs and estimated earnings in excess of billings	34,759	17,957	24,489
Inventories, net	61,342	55,557	50,438
Real estate held for development and sale	52,165	51,688	57,296
Deferred income taxes	46,233	43,713	36,041
Equity in construction joint ventures	45,219	34,340	36,851
Other current assets	65,182	96,969	43,370
Total current assets	1,167,373	1,127,513	1,157,284
Property and equipment, net	522,733	502,901	487,000
Long-term marketable securities	30,209	55,156	61,308
Investments in affiliates	27,518	26,475	23,256
Other noncurrent assets	73,696	74,373	78,119
Total assets	$1,821,529	$1,786,418	$1,806,967
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$34,886	$28,696	$26,589
Accounts payable	234,126	213,135	261,379
Billings in excess of costs and estimated earnings	251,402	275,849	274,209
Accrued expenses and other current liabilities	227,611	212,265	209,894
Total current liabilities	748,025	729,945	772,071
Long-term debt	246,487	268,417	140,410
Other long-term liabilities	46,178	46,441	65,111
Deferred income taxes	18,733	17,945	19,788
Commitments and contingencies
Minority interest in consolidated subsidiaries	26,729	23,471	28,148
Shareholders’ equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	-	-	-
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding 38,264,058 shares as of September 30, 2008, 39,450,923 shares as of December 31, 2007 and 41,916,706 shares as of September 30, 2007	383	395	419
Additional paid-in capital	83,041	79,007	82,678
Retained earnings	655,287	619,699	694,557
Accumulated other comprehensive (loss) income	(3,334)	1,098	3,785
Total shareholders’ equity	735,377	700,199	781,439
Total liabilities and shareholders’ equity	$1,821,529	$1,786,418	$1,806,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue
Construction	$771,941	$701,622	$1,755,457	$1,778,638
Material sales	124,478	123,453	283,321	289,655
Real estate	1,369	21,238	8,142	36,556
Total revenue	897,788	846,313	2,046,920	2,104,849
Cost of revenue
Construction	643,531	601,880	1,437,093	1,543,960
Material sales	109,068	96,130	247,959	229,116
Real estate	887	11,666	9,846	19,466
Total cost of revenue	753,486	709,676	1,694,898	1,792,542
Gross profit	144,302	136,637	352,022	312,307
General and administrative expenses	71,933	63,666	198,344	183,133
Gain on sales of property and equipment	2,008	2,994	4,564	8,053
Operating income	74,377	75,965	158,242	137,227
Other (expense) income
Interest income	5,439	7,514	15,087	20,796
Interest expense	(5,303)	(1,884)	(12,871)	(4,998)
Equity in (loss) income of affiliates	(1,257)	4,037	(1,436)	4,359
Other, net	549	(391)	9,196	(1,057)
Total other (expense) income	(572)	9,276	9,976	19,100
Income before provision for income taxes and minority interest	73,805	85,241	168,218	156,327
Provision for income taxes	21,473	25,437	46,681	47,680
Income before minority interest	52,332	59,804	121,537	108,647
Minority interest in consolidated subsidiaries	(594)	(6,504)	(31,058)	(13,750)
Net income	$51,738	$53,300	$90,479	$94,897

Net income per common share
Basic	$1.38	$1.30	$2.40	$2.31
Diluted	$1.36	$1.28	$2.37	$2.28

Weighted average shares of common stock
Basic	37,430	41,106	37,664	41,065
Diluted	37,975	41,640	38,138	41,587

Dividends per common share	$0.13	$0.10	$0.39	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)

Nine Months Ended September 30,	2008	2007
Operating Activities
Net income	$90,479	$94,897
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of real estate held for development and sale	4,500	-
Depreciation, depletion and amortization	64,036	60,621
Provision for doubtful accounts	8,914	1,119
Gain on sales of property and equipment	(4,564)	(8,053)
Change in deferred income taxes	1,116	(11)
Stock-based compensation	5,135	4,600
Excess tax benefit on stock-based compensation	(743)	(3,042)
Minority interest in consolidated subsidiaries	31,058	13,750
Equity in loss (income) of affiliates	1,436	(4,359)
Acquisition of minority interest	(16,616)	-
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(85,557)	(35,805)
Inventories, net	(4,083)	(4,794)
Real estate held for development and sale	(13,425)	(2,139)
Equity in construction joint ventures	(10,879)	(4,939)
Other assets, net	34,698	18,621
Accounts payable	20,991	3,742
Accrued expenses and other current liabilities	19,650	25,685
Billings in excess of costs and estimated earnings, net	(41,249)	(22,326)
Net cash provided by operating activities	104,897	137,567
Investing Activities
Purchases of marketable securities	(68,732)	(126,464)
Maturities of marketable securities	64,090	140,225
Release of funds for acquisition of minority interest	28,332	-
Additions to property and equipment	(76,098)	(82,744)
Proceeds from sales of property and equipment	12,253	12,765
Acquisition of businesses	(14,022)	(76,313)
Contributions to affiliates	(5,345)	(3,772)
Other investing activities	626	3,459
Net cash used in investing activities	(58,896)	(132,844)
Financing Activities
Proceeds from long-term debt	2,660	111,634
Long-term debt principal payments	(15,748)	(49,376)
Cash dividends paid	(15,081)	(12,572)
Purchase of common stock	(45,489)	(5,083)
Contributions from minority partners	4,955	30,436
Distributions to minority partners	(37,713)	(22,458)
Acquisition of minority interest	(11,716)	-
Excess tax benefit on stock-based compensation	743	3,042
Other financing, net	-	366
Net cash (used in) provided by financing activities	(117,389)	55,989
(Decrease) increase in cash and cash equivalents	(71,388)	60,712
Cash and cash equivalents at beginning of period	352,434	204,893
Cash and cash equivalents at end of period	$281,046	$265,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited - in thousands)

Nine Months Ended September 30,	2008	2007
Supplementary Information
Cash paid during the period for:
Interest	$9,204	$3,623
Income taxes	37,848	36,715
Non-cash investing and financing activity:
Restricted stock issued for services, net	$6,934	$10,809
Restricted stock units issued	3,208	-
Accrued cash dividends	4,974	4,192
Assets acquired through issuances of debt	2,660	1,492
Debt repayments from sale of assets	2,652	9,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2008 and 2007 and the results of our operations and cash flows for the periods presented. The December 31, 2007 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

2.	Recently Issued Accounting Pronouncements:

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for us in 2009. We are currently assessing the impact of FSP 142-3 on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). Under SFAS 160, the ownership interests in subsidiaries held by parties other than the parent must be clearly identified, labeled, and presented in the consolidated balance sheets within equity, but separate from the parent’s equity and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. Lastly, SFAS 160 requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for us in 2009. We are currently assessing the impact of SFAS 160 on our consolidated financial statements.

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

In February 2007, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2) which delayed the effective date of this statement for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  This FSP will be effective for us in 2009.  We are currently assessing the impact of FSP 157-2 on our consolidated financial statements.

3.	Change in Accounting Estimates:

Our gross profit for the three and nine months ended September 30, 2008 and 2007 include the effects of significant changes in the estimates of the profitability of certain of our projects.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Granite East

The impact of all changes in the estimates of profitability on Granite East gross profit is summarized as follows:

Granite East Change in Accounting Estimates	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2008	2007	2008	2007
Reduction in gross profit	$(6.2)	$(20.2)	$(16.1)	$(65.3)
Increase in gross profit	12.1	11.6	68.6	43.5
Net increase (reduction) in gross profit	$5.9	$(8.6)	$52.5	$(21.8)

Changes in estimates of project profitability in Granite East that individually had an impact of $1.0 million or greater on gross profit are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2008	2007	2008	2007
Number of projects with downward estimate changes	2	3	3	10
Range of net reduction in gross profit from each project	$2.0 - 2.3	$1.9 - 10.9	$1.4 - 4.0	$1.0 - 36.5
Number of projects with upward estimate changes	4	6	6	10
Range of net increase in gross profit from each project	$1.1 - 2.8	$1.0 - 4.4	$1.2 - 32.2	$1.1 - 19.2

During the three and nine months ended September 30, 2008, Granite East recognized net increases in gross profit from the effects of changes in the estimates of project profitability of approximately $5.9 million and $52.5 million, respectively. These increases in gross profit for 2008 compare to net reductions in gross profit of approximately $8.6 million and $21.8 million, respectively, for the three and nine months ended September 30, 2007. The increases were primarily due to the resolution of project uncertainties, the settlement of outstanding revenue issues with various contract owners and improved productivity on certain projects.  The changes in estimates for the nine months ended September 30, 2008 included an increase in gross profit in the first quarter of 2008 of approximately $28.6 million on the SR-22 project in Southern California, due primarily to the negotiated settlement of claims with the owner. Several of the projects with improved profitability estimates in 2008 had recognized significant margin deterioration in prior periods.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Granite West

The impact of all changes in the estimates of profitability on Granite West gross profit is summarized as follows:

Granite West Change in Accounting Estimates	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2008	2007	2008	2007
Reduction in gross profit	$(7.8)	$(7.8)	$(11.9)	$(13.0)
Increase in gross profit	26.6	13.5	65.2	32.6
Net increase in gross profit	$18.8	$5.7	$53.3	$19.6

Changes in estimates of project profitability in Granite West that individually had an impact of $1.0 million or greater on gross profit are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2008	2007	2008	2007
Number of projects with downward estimate changes	2	-	2	2
Range of net reduction in gross profit from each project	$1.1 - 1.7	$-	$1.1 - 3.0	$1.4 - 1.4
Number of projects with upward estimate changes	6	1	11	5
Range of net increase in gross profit from each project	$1.5 - 5.1	$1.3	$1.2 - 18.4	$1.3 - 2.6

During the three and nine months ended September 30, 2008, Granite West recognized net increases in gross profit from the effects of changes in the estimates of project profitability of approximately $18.8 million and $53.3 million, respectively. This compares with an increase in gross profit of approximately $5.7 million and $19.6 million during the three and nine months ended September 30, 2007, respectively. The increased Granite West profitability estimates during the three and nine months ended September 30, 2008 were due primarily to the resolution of project uncertainties, higher productivity than originally estimated and the settlement of outstanding revenue and other issues with contract owners.

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

We have no financial liabilities measured at fair value on a recurring basis.  Assets measured at fair value on a recurring basis are summarized below and included in short-term marketable securities at September 30, 2008.

September 30, 2008	Level 1	Level 2	Level 3	Total
(in thousands)
Available-for-sale securities	$28,441	$-	$-	$28,441

5.	Inventories, net:

Inventories, net consist primarily of quarry products, asphalt and fuel valued at the lower of average cost or market.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Real Estate Entities:

We are participants in real estate entities through our Granite Land Company subsidiary (“GLC”). Generally, each entity is formed to accomplish a specific real estate development project. We have determined that certain of these entities are variable interest entities as defined by FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”). Accordingly, we have consolidated those entities for which we have determined that we are the primary beneficiary.

Due to the downturn in the residential housing market, most notably in California, together with tighter credit markets, we assessed whether our investments in residential and commercial projects were impaired. The carrying amounts of such real estate development assets are evaluated for recoverability in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets   (“SFAS 144”). A real estate development asset is considered impaired when its carrying amount is greater than the undiscounted future net cash flows the asset is expected to generate. The carrying value of impaired real estate development assets is generally determined based on the sum of the discounted cash flows expected to result from the eventual disposal of the asset. Based on our evaluations, we recognized a pretax, non-cash impairment charge of $4.5 million in the second quarter of 2008 on assets classified as real estate held for development and sale. We recorded the charge in cost of revenue in our consolidated statements of income in our Granite Land Company segment.

Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to sales prices, costs, holding periods or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we used in testing for impairment are reasonable, changes in any one of our assumptions could produce a significantly different result.

Our agreements with our partners in our real estate entities define the management role of each partner and each partner’s financial responsibility in a residential and commercial project. If one of our partners is unable to make its required contribution or fulfill its management role, we may be required to assume full financial and management responsibility for completion of the project.

Consolidated Real Estate Entities

At September 30, 2008, the entities we have consolidated were engaged in residential and commercial development projects with total assets ranging from approximately $0.4 million to $27.1 million.

The breakdown by type and location of our real estate held for development and sale is summarized below:

	September 30,	December 31,	September 30,
(in thousands)	2008	2007	2007
Residential	$42,576	$42,344	$43,860
Commercial	9,589	9,344	13,436
Total	$52,165	$51,688	$57,296

Washington	$29,134	$26,521	$25,394
California	15,153	17,606	25,954
Texas	7,878	7,561	5,948
Total	$52,165	$51,688	$57,296

Additionally, at September 30, 2008 we had $16.1 million in real estate held for use included in property and equipment on our condensed consolidated balance sheet related to consolidated real estate entities. Of the combined total of real estate held for development, sale and use of $68.3 million, approximately $59.0 million was pledged as collateral for the obligations of the real estate entities. This debt, which totaled $25.4 million at September 30, 2008 is non-recourse to Granite. Our proportionate share of the results of these entities varies depending on the ultimate profitability of the entities.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Equity Method Real Estate Investments

We account for our share of the operating results of real estate entities in which we have determined we are not the primary beneficiary in “investments in affiliates” in our condensed consolidated balance sheets and in “other income (expense)” in our condensed consolidated statements of income. At September 30, 2008, these entities were engaged in real estate development projects with total assets ranging from approximately $6.3 million to $52.5 million. Our proportionate share of the operating results of these entities varies depending on the ultimate profitability of the entities. At September 30, 2008 we had approximately $20.2 million recorded on our condensed consolidated balance sheet related to our investment in these real estate entities.

The following table provides summarized financial information on a combined 100% basis for our real estate affiliates accounted for under the equity method:

	September 30,	December 31,	September 30,
(in thousands)	2008	2007	2007
Total assets	$197,591	$138,262	$124,188
Net assets	91,985	66,589	60,103
Granite's share of net assets	20,192	17,472	14,575

Substantially all the assets of these entities are classified as real estate held for sale.  All outstanding debt of these entities is non-recourse to Granite.

The breakdown by type and location of our interest in these real estate ventures is summarized below:

	September 30,	December 31,	September 30,
(in thousands)	2008	2007	2007
Residential	$15,162	$11,990	$11,486
Commercial	5,030	5,482	3,089
Total	$20,192	$17,472	$14,575

Texas	$12,564	$12,427	$9,761
Oregon	4,766	5,045	4,814
Washington	2,862	-	-
Total	$20,192	$17,472	$14,575

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Construction Joint Ventures and Line Item Joint Ventures:

We participate in various construction joint ventures. Generally, each construction joint venture is formed to accomplish a specific project and is jointly controlled by the joint venture partners. The joint venture agreements typically provide that our ownership share in any profits and assets, and our respective share in any losses and liabilities that may result from the performance of the contract are limited to our stated percentage equity ownership in the project. Although each construction joint venture’s contract with the project owner typically requires joint and several liability among the joint venture partners, our agreements with our joint venture partners provide that each partner will assume and pay its full proportionate share of any losses resulting from a project.

We have determined that certain of these construction joint ventures are variable interest entities as defined by FIN 46(R). Accordingly, we have consolidated those joint ventures where we have determined that we are the primary beneficiary. At September 30, 2008, the construction joint ventures we have consolidated were engaged in construction projects with total contract values ranging from approximately $11.5 million to $487.6 million. Our proportionate equity ownership share of the consolidated joint ventures ranges from 40% to 99%.

Consistent with Emerging Issues Task Force Issue 00-01, Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures we account for our equity ownership share of the operating results of construction joint ventures in which we have determined we are not the primary beneficiary on a pro rata basis in the condensed consolidated statements of income and as a single line item in the condensed consolidated balance sheets. At September 30, 2008, the joint ventures in which we held an equity ownership share but are not the primary beneficiary were engaged in construction projects with contract values ranging from approximately $94.4 million to $935.3 million. Our proportionate equity ownership share of these joint ventures ranges from 20% to 40%.

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

Although our agreements with our joint venture partners for both construction joint ventures and line item joint ventures provide that each partner will assume and pay its share of any losses resulting from a project, if one of our partners is unable to make its required contribution, we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under our joint venture arrangements beyond our proportionate share include a partner’s inability to contribute additional funds to the venture in the event the project incurs a loss, or additional costs that we could incur should a partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. At September 30, 2008, approximately $600.0 million of work representing our partners’ share of unconsolidated and line item joint venture contracts in progress had yet to be completed.

8.	Property and Equipment, net:

Balances of major classes of assets and allowances for depreciation, depletion and amortization are included in property and equipment, net on our condensed consolidated balance sheets as follows:

	September 30,	December 31,	September 30,
(in thousands)	2008	2007	2007
Land and land improvements	$115,389	$93,862	$74,693
Quarry property	140,917	135,749	130,319
Buildings and leasehold improvements	92,661	79,663	75,971
Equipment and vehicles	846,629	843,570	847,629
Office furniture and equipment	33,262	28,889	28,819
Property and equipment	1,228,858	1,181,733	1,157,431
Less: accumulated depreciation, depletion and amortization	706,125	678,832	670,431
Property and equipment, net	$522,733	$502,901	$487,000

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Intangible Assets:

The balances of the following intangible assets from our Granite West segment are included in other noncurrent assets on our condensed consolidated balance sheets at carrying value:
	September 30,	December 31,	September 30,
(in thousands)	2008	2007	2007
Unamortized intangible assets:
Goodwill	$9,900	$9,900	$9,900
Use rights	2,954	-	-
Total unamortized intangible assets	$12,854	$9,900	$9,900

	September 30, 2008
		Accumulated
(in thousands)	Gross Value	Amortization	Net Value
Amortized intangible assets:
Permits	$36,070	$(3,249)	$32,821
Trade names	1,583	(1,256)	327
Covenants not to compete	1,588	(593)	995
Customer lists and other	3,725	(1,452)	2,273
Total amortized intangible assets	$42,966	$(6,550)	$36,416

	December 31, 2007
(in thousands)	Gross Value	Accumulated Amortization	Net Value
Amortized intangible assets:
Permits	$36,362	$(1,953)	$34,409
Trade names	1,425	(972)	453
Covenants not to compete	1,661	(410)	1,251
Customer lists and other	1,712	(671)	1,041
Total amortized intangible assets	$41,160	$(4,006)	$37,154

	September 30, 2007
(in thousands)	Gross Value	Accumulated Amortization	Net Value
Amortized intangible assets:
Permits	$36,362	$(1,502)	$34,860
Trade names	1,425	(921)	504
Covenants not to compete	1,661	(308)	1,353
Customer lists and other	1,712	(528)	1,184
Total amortized intangible assets	$41,160	$(3,259)	$37,901

Amortization expense related to intangible assets was approximately $0.9 million and $2.5 million for the three and nine months ended September 30, 2008, respectively, and approximately $0.6 million and $1.4 million for the three and nine months ended September 30, 2007, respectively. Amortization expense expected to be recorded in the future is as follows: $0.9 million for the balance of 2008, $3.1 million in 2009, $2.5 million in 2010, $2.3 million in 2011, $2.2 million in 2012 and $25.4 million thereafter.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Weighted Average Common Shares Outstanding:

A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income per share in the condensed consolidated statements of income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Basic weighted average common shares outstanding:
Weighted average common stock outstanding	38,272	41,939	38,486	41,906
Less: weighted average restricted stock outstanding	842	833	822	841
Total basic weighted average shares outstanding	37,430	41,106	37,664	41,065
Diluted weighted average common shares outstanding:
Basic weighted average shares outstanding	37,430	41,106	37,664	41,065
Effect of dilutive securities:
Restricted stock	418	489	378	477
Common stock options and units	127	45	96	45
Total diluted weighted average common shares outstanding	37,975	41,640	38,138	41,587

Restricted common stock, representing approximately 182,000 shares and 203,000 shares for the three and nine months ended September 30, 2008, respectively, and approximately 59,000 shares for the nine months ended September 30, 2007, has been excluded from the calculation of diluted common shares outstanding because their effect would be anti-dilutive.

11.	Comprehensive Income:

The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Net income	$51,738	$53,300	$90,479	$94,897
Other comprehensive income (loss):
Changes in unrealized (loss) gain on investments	(3,931)	(66)	(7,280)	1,889
Tax benefit (provision) on unrealized (loss) gain	1,538	25	2,848	(735)
Total comprehensive income	$49,345	$53,259	$86,047	$96,051

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Legal Proceedings:

Silica Litigation
Our wholly-owned subsidiary Granite Construction Company (“GCCO”) is one of approximately 100 to 300 defendants in eight active California Superior Court lawsuits. Of the eight lawsuits, five were filed against GCCO in 2005 and three were filed against GCCO in 2006, in Alameda County ( Molina vs. A-1 Aggregates, et al.; Dominguez vs. A-1 Aggregates, et al.; Cleveland vs. A. Teichert & Son.; Guido vs. A. Teichert & Son, Inc.; Williams vs. A. Teichert & Son, Inc.; Horne vs. Teichert & Son, Inc.; Kammer vs.A-1 Aggregates, et al.; and Solis vs. The 3M Company et al.). Each lawsuit was brought by a single plaintiff who is seeking money damages by way of various causes of action, including strict product and market share liability, and alleges personal injuries caused by exposure to silica products and related materials during the plaintiffs’ use or association with sand blasting or grinding concrete. The plaintiff in each lawsuit has categorized the defendants as equipment defendants, respirator defendants, premises defendants and sand defendants. We have been identified as a sand defendant, meaning a party that manufactured, supplied or distributed silica-containing products. Our preliminary investigation revealed that we have not knowingly sold or distributed abrasive silica sand for sandblasting, and therefore, we believe the probability of these lawsuits resulting in an incurrence of a material liability is remote. We have been dismissed from sixteen other similar lawsuits.

Hiawatha Project DBE Issues
The Hiawatha Light Rail Transit (“HLRT”) project was performed by Minnesota Transit Constructors (“MnTC”), a joint venture that consisted of GCCO and other unrelated companies.  GCCO was the managing partner of the joint venture, with a 56.5% interest.  The Minnesota Department of Transportation (“MnDOT”) is the contracting agency for this federally funded project.  The Metropolitan Council is the local agency conduit for providing federal funds to MnDOT for this HLRT project.  MnDOT and the U.S. Department of Transportation Office of Inspector General (“OIG”) each conducted a review of the Disadvantaged Business Enterprise (“DBE”) program maintained by MnTC for the HLRT project.  In addition, the U.S. Department of Justice (“USDOJ”) is conducting an investigation into compliance issues with respect to MnTC’s DBE Program for the HLRT project.  MnDOT and the OIG (collectively, the “Agencies”) have initially identified certain compliance issues in connection with MnTC’s DBE Program and, as a result, have determined that MnTC failed to meet the DBE utilization criteria as represented by MnTC.  Although there has been no formal administrative subpoena issued, nor has a civil complaint been filed in connection with the administrative reviews or the investigation, MnDOT has proposed a monetary sanction of $4.3 million against MnTC and specified DBE training for personnel from the members of the MnTC joint venture as a condition of awarding future projects to joint venture members of MnTC on MnDOT and Metropolitan Council work.  MnTC is fully cooperating with the Agencies and the USDOJ and, on July 2, 2007, presented its detailed written response to the initial determinations of the Agencies as well as the investigation by the USDOJ.  We have yet to receive a formal reply from the Agencies or the USDOJ, those entities instead preferring to engage in informal discussions in attempt to resolve the matter. We cannot, however, rule out the possibility of a civil or criminal actions being brought against MnTC or one or more of its members which could result in civil and criminal penalties.

I-494 Project DBE Issues
The I-494 project was performed by a joint venture (“JV”) that consisted of GCCO and another unrelated party.  GCCO was the managing partner of the JV, with a 60% interest.  MnDOT is the contracting agency for this federally funded project.  MnDOT conducted a review of the DBE program maintained by the JV for the I-494 project.  MnDOT has initially identified certain compliance issues in connection with the JV’s DBE program, and as a result, has determined that the JV failed to meet the DBE utilization criteria as represented by the JV.  On August 28, 2008 this matter was resolved by agreement between the parties without any final determination of any violations by MnDOT or any acknowledgement by the JV, or any member, of any violations.  The settlement does not impose any future obligations or restrictions on the JV or any of its members.

US Highway 20 Project
GCCO and our wholly-owned subsidiary, Granite Northwest, Inc. are the members of a joint venture known as Yaquina River Constructors (“YRC”) which is currently constructing a new road alignment of US Highway 20 near Eddyville, Oregon under contract with the Oregon Department of Transportation (“ODOT”).  The project involves constructing seven miles of new road through steep and forested terrain in the Coast Range Mountains.  During the fall and winter of 2006, extraordinary rain events produced runoff that overwhelmed erosion control measures installed at the project and resulted in discharges to surface water in alleged violations of the stormwater permit.  The Oregon Department of Environmental Quality has issued notices of violation and fine of $240,000 to YRC for these alleged violations which have been resolved by an agreement and final order entered into on July 25, 2008.  The Oregon Department of Justice is, however, still conducting a criminal investigation in connection with stormwater runoff from the project.  YRC and its members are fully cooperating in the investigation, but YRC does not know whether criminal charges or civil lawsuit, if any, will be brought or against whom. Therefore, we cannot estimate what if any criminal or civil penalty or conditional assessment will result from this investigation.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
City of San Diego Fire Debris Cleanup
In the aftermath of the 2007 San Diego County wildfires, GCCO bid for and was awarded a fixed unit price, variable quantity contract with the City of San Diego to perform specified debris cleanup work.  GCCO began work in November 2007 and completed the work in April 2008.

In August 2008, the City announced that it would conduct an independent audit of the project.  GCCO offered and the City received GCCO’s full cooperation with such audit, providing all the information requested and meeting with the auditors.  GCCO is informed that the final report of the City’s audit is largely complete, and is expected to be released in or about mid-November 2008.  While it is difficult to predict the results of the City’s efforts, GCCO believes that the City’s audit will not reveal any significant discrepancies in our billings submitted to the City for the work.

In August and September 2008, GCCO received information that the office of San Diego City Attorney was conducting a separate investigation of GCCO’s work on the project.  On October 17, 2008, in advance of completion of the City’s own audit, the City Attorney filed a lawsuit in California Superior Court, County of San Diego against GCCO and the one other contractor that had been awarded a similar cleanup contract with the City.  In the complaint, the City Attorney alleges both contractors violated the California False Claims Act.  That lawsuit seeks monetary damages and penalties, and alleges that GCCO engaged in a variety of wrongdoing, including inflating the costs of materials and the quantities and type of debris removed, and presenting claims for payment based on falsified records and incorrect information.  The lawsuit seeks trebled damages, in an amount to be determined, and a civil penalty in the amount of $10,000 for each false claim made. GCCO believes the allegations in the complaint to be without factual or legal basis and, therefore, the City’s entitlement to relief sought under the California False Claims Act is remote. GCCO will vigorously defend itself against the allegations raised.

City of Sacramento West El Camino Project
In August 2003, the City of Sacramento and GCCO entered into a contract for the construction of a public work improvement referred to as West El Camino Widening and Bridge Replacement Project.  During the course of the project, the City disputed GCCO’s entitlement to compensation for certain work.  GCCO excavated significantly more material than the City’s engineer estimated and represented as a bid item in the contract. The City maintains the engineer’s estimate contained in the contract was substantially less than it should have been due to a clerical error.  GCCO filed a complaint in the California Superior Court, County of Sacramento, against the City in November 2006 seeking payment in excess of $750,000 for the actual quantity of material excavated which the City refuses to pay.  The City also claims GCCO submitted a false bid when GCCO offered its bid to the City using a quantity for the material excavation GCCO knew to be incorrect.  On July 23, 2008 the City filed a cross-complaint against GCCO to assert false representation allegations and seek relief pursuant to the California False Claims Act and assert other fraud based causes of action.  The City’s cross-complaint seeks $10,000 for each false claim, restitution and disgorgement of all earnings, punitive damages, attorney fees, costs and interest.  GCCO disputes certain material facts as suggested by the City and believes the City’s entitlement to the relief sought under the causes of action pled, including the California False Claims Act, is remote.  GCCO will vigorously defend itself against the allegations raised.

Other Legal Proceedings/Government Inquiries
We are a party to a number of other legal proceedings arising in the normal course of business.  From time to time, we receive inquiries from public agencies seeking information concerning our compliance with government construction contracting requirements and related laws and regulations. We believe that the nature and number of these proceedings and compliance inquiries are typical for a construction firm of our size and scope. Our litigation typically involves claims regarding public liability or contract related issues. While management currently believes, after consultation with counsel, that the ultimate outcome of such proceedings and compliance inquiries which are currently pending, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations or cash flows, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations, cash flows and/or financial position for the period in which the ruling occurs. While any one of our pending legal proceedings is subject to early resolution as a result of our ongoing efforts to settle, whether or when any legal proceeding will resolve through settlement is neither predictable nor guaranteed.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Business Segment Information:

Our three reportable segments based on similar economic characteristics as defined in Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) are Granite West; Granite East; and Granite Land Company (“GLC”).

Granite West is comprised of decentralized branch offices in the western United States that perform various heavy civil construction projects with a large portion of the work focused on new construction and improvement of streets, roads, highways and bridges as well as site preparation for residential and commercial development and sales of construction materials. Each branch reports under one of three operating groups: Northwest, Northern California and Southwest.   Although most Granite West projects are started and completed within a year, the division also has the capability of constructing larger projects and at September 30, 2008 had six such active large projects, each with total contract revenue greater than $50.0 million. All of our revenue from the sale of construction materials is generated by Granite West which mines aggregates and operates plants that process aggregates into construction materials for internal use and for sale to others. These activities are vertically integrated into the Granite West business, providing both a source of profits and a competitive advantage to our construction business.

Granite East operates in the eastern portion of the United States with a focus on large, complex infrastructure projects, primarily east of the Rocky Mountains. With its division office in Lewisville, Texas, Granite East operates out of three regional offices: the Central Region, based in Lewisville, Texas; the Southeast Region, based in Tampa, Florida; and the Northeast Region, based in Tarrytown, New York.  Granite East construction contracts are typically greater than two years in duration.

GLC purchases, develops, operates, sells and otherwise invests in real estate developments as well as provides real estate services for other Granite operations. GLC’s current portfolio consists of residential, retail and office site development projects for sale to home and commercial property developers or held for rental income in Washington, California, Texas, and Oregon.

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

Summarized segment information is as follows:
	Three Months Ended September 30,
(in thousands)	Granite West	Granite East	Granite Land Company	Total
2008
Revenue from external customers	$749,368	$147,051	$1,369	$897,788
Intersegment revenue transfer	119	(119)	-	-
Net revenue	749,487	146,932	1,369	897,788
Depreciation, depletion and amortization	18,865	1,949	86	20,900
Operating income (loss)	93,404	3,653	(191)	96,866
2007
Revenue from external customers	$641,717	$183,358	$21,238	$846,313
Intersegment revenue transfer	711	(711)	-	-
Net revenue	642,428	182,647	21,238	846,313
Depreciation, depletion and amortization	18,331	3,044	54	21,429
Operating income (loss)	89,755	(3,174)	8,241	94,822

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	Granite West	Granite East	Granite Land Company	Total
2008
Revenue from external customers	$1,504,498	$534,280	$8,142	$2,046,920
Intersegment revenue transfer	2,454	(2,454)	-	-
Net revenue	1,506,952	531,826	8,142	2,046,920
Depreciation, depletion and amortization	54,546	6,125	267	60,938
Operating income (loss)	155,284	67,795	(3,795)	219,284
Segment assets	460,347	20,575	68,284	549,206
2007
Revenue from external customers	$1,478,561	$589,732	$36,556	$2,104,849
Intersegment revenue transfer	4,408	(4,408)	-	-
Net revenue	1,482,969	585,324	36,556	2,104,849
Depreciation, depletion and amortization	50,359	7,812	99	58,270
Operating income (loss)	186,476	(13,359)	14,120	187,237
Segment assets	423,299	28,414	66,352	518,065

A reconciliation of segment operating income to consolidated income before tax and minority interest is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Total operating income for reportable segments	$96,866	$94,822	$219,284	$187,237
Other (expense) income, net	(572)	9,276	9,976	19,100
Gain on sales of property and equipment	2,008	2,994	4,564	8,053
Unallocated other corporate expense	(24,497)	(21,851)	(65,606)	(58,063)
Income before provision for income taxes and minority interest	$73,805	$85,241	$168,218	$156,327

14.	Acquisition:

In January 2008, we acquired certain assets and assumed certain liabilities of a construction materials supplier in Nevada for a purchase price of approximately $14.0 million in cash. The effect of the operating results of the acquired business on our consolidated operating results was not material. The estimated fair value of the assets acquired approximated the purchase price; therefore, no goodwill was recorded.

15.	Share Purchase Authorization:

In 2007, our Board of Directors authorized us to purchase, at management’s discretion, up to $200.0 million of our common stock. During the nine months ended September 30, 2008, we purchased 1.4 million common shares for a total of $43.2 million under this share purchase program. From the inception of this share purchase program in 2007 through September 30, 2008, we have purchased a total of 3.8 million common shares for an aggregate cost of $135.9 million. All shares were retired upon acquisition. At September 30, 2008, $64.1 million of the $200.0 million authorization was available for future common share purchases.

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

Overview

We are one of the largest heavy civil contractors and producers of construction materials in the United States and are engaged in the construction and improvement of streets, roads, highways and bridges as well as dams, airport infrastructure, mass transit facilities, and other infrastructure-related projects, as well as the production of construction material through the use of our extensive aggregate reserves and plant facilities. We also operate a real estate development company on a significantly smaller scale. We have offices in Alaska, Arizona, California, Florida, Nevada, New York, Oregon, Texas, Utah and Washington.

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

The three primary economic drivers of our business are (1) the overall health of the economy, (2) federal, state and local public funding levels, both nationally and locally and (3) population growth and the resulting private development. The level of demand for our services will have a direct correlation to these drivers. For example, a stagnant or declining economy will generally result in a reduced demand for construction in the private sector. This reduced demand increases competition for private sector projects and will ultimately also increase competition in the public sector as companies migrate from bidding on scarce private sector work to projects in the public sector. Greater competition can reduce our revenue growth and/or have a downward impact on gross profit margins. In addition, a stagnant or declining economy tends to produce less tax revenue, thereby decreasing a source of funds available for spending on public infrastructure improvements. There are funding sources that have been specifically earmarked for infrastructure spending, such as diesel and gasoline taxes, which are not as directly impacted by a stagnant or declining economy. However, even these funding sources can be temporarily at risk as state and local governments struggle to balance their budgets. Additionally, high fuel prices can have a damping effect on consumption, resulting in overall lower tax revenue. Conversely, higher public funding as well as an expanding or robust economy will generally increase demand for our services and provide opportunities for revenue growth and margin improvement.

Our general and administrative costs include salaries and related expenses, incentive compensation, discretionary profit sharing, provision for doubtful accounts and other costs to support our business. In general, these costs will increase in response to the growth and the related increased complexity of our business. These costs will vary depending on the number of projects in process in a particular area and the corresponding level of estimating activity. For example, as large projects are completed or if the level of work slows down in a particular area, we will often re-assign project employees to estimating and bidding activities until another project gets underway, temporarily allocating their salaries and related costs from cost of revenue to general and administrative expense. Additionally, our compensation strategy for selected management personnel is to rely heavily on a variable cash and restricted stock performance-based incentive element. The cash portion of these incentives is expensed when earned while the restricted stock portion is expensed over the vesting period of the restricted stock award. Depending on the mix of cash and restricted stock, these incentives can have the effect of materially altering general and administrative expenses from year to year.

Results of Operations:

Comparative Financial Summary	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Revenue	$897,788	$846,313	$2,046,920	$2,104,849
Gross profit	144,302	136,637	352,022	312,307
General and administrative expenses	71,933	63,666	198,344	183,133
Gain on sales of property and equipment	2,008	2,994	4,564	8,053
Operating income	74,377	75,965	158,242	137,227
Other (expense) income, net	(572)	9,276	9,976	19,100
Minority interest in consolidated subsidiaries	(594)	(6,504)	(31,058)	(13,750)
Net income	51,738	53,300	90,479	94,897

Our results of operations for the three and nine months ended September 30, 2008 reflect continued growth in Granite West public sector projects despite a slowing economy and a very competitive market, as well as a continuation of profitability improvement in Granite East.

Total Revenue	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Revenue by Division:
Granite West	$749,487	83.4	$642,428	75.9	$1,506,952	73.6	$1,482,969	70.5
Granite East	146,932	16.4	182,647	21.6	531,826	26.0	585,324	27.8
Granite Land Company	1,369	0.2	21,238	2.5	8,142	0.4	36,556	1.7
Total	$897,788	100.0	$846,313	100.0	$2,046,920	100.0	$2,104,849	100.0

Granite West Revenue	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
California:
Public sector	$275,768	73.4	$181,094	55.7	$507,645	65.7	$456,639	56.8
Private sector	26,930	7.2	67,169	20.6	86,047	11.1	163,409	20.3
Material sales	73,065	19.4	77,122	23.7	179,653	23.2	183,397	22.9
Total	$375,763	100.0	$325,385	100.0	$773,345	100.0	$803,445	100.0
West (excluding California):
Public sector	$293,242	78.4	$220,885	69.7	$554,499	75.6	$433,775	63.8
Private sector	29,069	7.8	49,827	15.7	75,440	10.3	139,491	20.5
Material sales	51,413	13.8	46,331	14.6	103,668	14.1	106,258	15.7
Total	$373,724	100.0	$317,043	100.0	$733,607	100.0	$679,524	100.0
Total Granite West Revenue:
Public sector	$569,010	75.9	$401,979	62.6	$1,062,144	70.5	$890,414	60.0
Private sector	55,999	7.5	116,996	18.2	161,487	10.7	302,900	20.4
Material sales	124,478	16.6	123,453	19.2	283,321	18.8	289,655	19.6
Total	$749,487	100.0	$642,428	100.0	$1,506,952	100.0	$1,482,969	100.0

Granite West Revenue: Revenue from Granite West for the three and nine months ended September 30, 2008 increased by $107.1 million, or 16.7%, and $24.0 million, or 1.6%, respectively, over the corresponding 2007 periods. The increases in public sector revenue for the quarter were primarily attributable to profitable progress toward completion of federally funded security projects and the positive effect of the resolution of significant uncertainties on certain projects.  The decreases in private sector revenue for the three and the nine months ended September 30, 2008 were driven by the ongoing contraction of residential construction and credit markets.  Granite West revenue from projects with a contract value greater than $50.0 million was $107.7 million and $49.8 million in the three months ended September 30, 2008 and 2007, respectively, and $206.9 million and $130.6 million in the nine months ended September 30, 2008 and 2007, respectively.

Granite East Revenue	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Revenue by Geographic Area:
Midwest	$49,520	33.7	$29,620	16.2	$133,333	25.1	$72,373	12.4
Northeast	25,295	17.2	52,542	28.8	97,338	18.3	150,794	25.8
South	28,322	19.3	24,993	13.7	92,417	17.4	97,258	16.6
Southeast	41,520	28.3	65,364	35.8	164,973	31.0	223,721	38.2
West	2,275	1.5	10,128	5.5	43,765	8.2	41,178	7.0
Total	$146,932	100.0	$182,647	100.0	$531,826	100.0	$585,324	100.0
Revenue by Contract Type:
Fixed unit price	$10,630	7.2	$29,229	16.0	$45,099	8.5	$101,961	17.4
Fixed price, including design/build	136,302	92.8	153,418	84.0	486,727	91.5	483,363	82.6
Total	$146,932	100.0	$182,647	100.0	$531,826	100.0	$585,324	100.0

Granite East Revenue: Revenue from Granite East for the three and nine months ended September 30, 2008 decreased by $35.7 million, or 19.6%, and $53.5 million, or 9.1%, respectively, compared to the corresponding 2007 periods. This decrease is reflective, in part, of our plan to slow revenue growth in the division over the last several years to focus on execution and improved profitability. Geographically, the largest decreases were experienced in the Northeast and the Southeast due primarily to certain large projects nearing completion.  Increases in the Midwest and South resulted from revenue contributions from progress on a large design/build project in St. Louis, Missouri and project productivity on a bridge project in Mississippi, respectively.

Granite Land Company Revenue: Revenue from GLC for the three and nine months ended September 30, 2008 decreased by $19.9 million and $28.4 million, respectively, compared to the corresponding 2007 periods. The current real estate downturn and associated tightening of credit markets has had a direct impact on the anticipated timing of several GLC development projects. Such market conditions will normally only delay the timing of sales revenue as we generally have the ability to either defer development activities to a later date, or to hold and operate commercial properties until the markets recover.

The following tables illustrate our contract backlog as of the respective dates:

Total Contract Backlog	September 30, 2008		June 30, 2008		September 30, 2007
(in thousands)	Amount	%	Amount	%	Amount	%
Backlog by Division:
Granite West	$915,472	50.3	$1,188,948	55.5	$950,833	40.7
Granite East	906,116	49.7	952,700	44.5	1,385,688	59.3
Total	$1,821,588	100.0	$2,141,648	100.0	$2,336,521	100.0

Granite West Contract Backlog	September 30, 2008		June 30, 2008		September 30, 2007
(in thousands)	Amount	%	Amount	%	Amount	%
California:
Public sector	$408,652	93.4	$597,257	93.5	$342,971	79.4
Private sector	28,922	6.6	41,548	6.5	89,004	20.6
Total	$437,574	100.0	$638,805	100.0	$431,975	100.0
West (excluding California):
Public sector	$457,686	95.8	$523,629	95.2	$463,764	89.4
Private sector	20,212	4.2	26,514	4.8	55,094	10.6
Total	$477,898	100.0	$550,143	100.0	$518,858	100.0
Granite West Contract Backlog:
Public sector	$866,338	94.6	$1,120,886	94.3	$806,735	84.8
Private sector	49,134	5.4	68,062	5.7	144,098	15.2
Total	$915,472	100.0	$1,188,948	100.0	$950,833	100.0

Granite West Contract Backlog: Granite West backlog of $915.5 million at September 30, 2008 was $273.5 million, or 23.0%, lower than at June 30, 2008 and $35.4 million, or 3.7%, lower than at September 30, 2007. The decrease from September 30, 2007 was primarily driven by projects nearing completion in the quarter and the continued weak demand for residential construction.  This decrease was partially offset by increased public sector awards in Arizona and California primarily in the first six months of 2008.  The decrease in backlog from June 30, 2008 to September 30, 2008 is due primarily to the absence of significant awards in the quarter. Granite West backlog from projects with a total contract value greater than $50.0 million was $280.9 million, $369.7 million and $253.4 million at September 30, 2008, June 30, 2008 and September 30, 2007, respectively.

Granite East Contract Backlog	September 30, 2008		June 30, 2008		September 30, 2007
(in thousands)	Amount	%	Amount	%	Amount	%
Backlog by Geographic Area:
Midwest	$204,166	22.5	$248,888	26.1	$350,496	25.3
Northeast	107,575	11.9	88,686	9.3	166,453	12.0
South	135,534	15.0	114,365	12.0	166,168	12.0
Southeast	455,260	50.2	495,007	52.0	679,301	49.0
West	3,581	0.4	5,754	0.6	23,270	1.7
Total	$906,116	100.0	$952,700	100.0	$1,385,688	100.0

Granite East Contract Backlog: Granite East backlog of $906.1 million at September 30, 2008 was $46.6 million, or 4.9%, lower than at June 30, 2008, and $479.6 million, or 34.6%, lower than at September 30, 2007. The decrease reflects progress on construction projects. Significant new awards for the quarter include a $33.8 million federal security project in Texas and our $13.0 million share of additional work order packages related to the World Trade Center Transportation Hub project in New York.

The following table presents gross profit (loss) by business segment for the respective periods:

Gross Profit (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Granite West	$133,738	$124,656	$267,057	$286,394
Percent of division revenue	17.8%	19.4%	17.7%	19.3%
Granite East	$9,750	$2,075	$87,868	$8,478
Percent of division revenue	6.6%	1.1%	16.5%	1.4%
Granite Land Company	$482	$9,571	$(1,704)	$17,090
Percent of division revenue	35.2%	45.1%	-20.9%	46.8%
Other	$332	$335	$(1,199)	$345
Total gross profit	$144,302	$136,637	$352,022	$312,307
Percent of total revenue	16.1%	16.1%	17.2%	14.8%

Gross Profit: We defer recognition of construction project profit until a project reaches 25% completion. In the case of large, complex design/build projects, we may continue to defer profit recognition beyond the point of 25% completion until such time as we believe we have enough information to make a reasonably dependable estimate of contract revenue and cost. This policy can have a significant impact on gross profit, particularly in periods where one or several large projects reach the point of profit recognition and the deferred profit is recognized or, conversely, in periods where backlog related to larger projects is growing rapidly and a higher percentage of projects are in their early stages with no associated gross margin recognition. Revenue from jobs with deferred contract profit for the period was as follows:

Revenue from Contracts with Deferred Profit	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Granite West	$18,070	$18,382	$18,757	$21,235
Granite East	20,922	40,370	63,729	88,274
Total revenue from contracts with deferred profit	$38,992	$58,752	$82,486	$109,509

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

Granite West gross profit as a percent of revenue for the three and nine months ended September 30, 2008 decreased to 17.8% and 17.7%, respectively, from 19.4% and 19.3% for the three and nine months ended September 30, 2007, respectively. The quarter over quarter and year over year decreases were primarily due to significantly lower gross profit margins on the sale of construction materials and lower gross profit margin on projects bid in a more competitive environment. Profit margins on our construction materials sales have been negatively impacted by lower demand from the private sector for our higher margin products and higher costs of certain raw materials such as diesel fuel and liquid asphalt. These decreases were partially offset by the positive effect of project forecast changes during the three and nine months ended September 30, 2008 which increased our gross profit by approximately $18.8 million and $53.3 million, respectively. This compares with an increase in gross profit from such forecast changes of approximately $5.7 million and $19.6 million during the three and nine months ended September 30, 2007, respectively (see Note 3 of the “Notes to the Condensed Consolidated Financial Statements”).

Granite East gross profit as a percent of revenue for the three and nine months ended September 30, 2008 increased to 6.6% and 16.5%, respectively, from 1.1% and 1.4% for the three and nine months ended September 30, 2007, respectively. Gross profit in the 2008 periods was positively impacted by changes in profitability estimates which added approximately $5.9 million to gross profit in the quarter and $52.5 million in the nine month period.  Gross profit decreased by $8.6 million and $21.8 million in the three and nine months ended September 30, 2007, respectively, due to project estimate changes (see Note 3 of the “Notes to the Condensed Consolidated Financial Statements”).

Granite Land Company recorded a gross profit of $0.5 million for the three months ended September 30, 2008 and a gross loss of $1.7 million for the nine months ended September 30, 2008. The gross loss for the nine months is primarily due to an impairment charge of $4.5 million recorded in the prior quarter related to real estate development assets in California, partially offset by rental and royalty income during the period.  Gross profit in the three and nine month periods ended September 30, 2007 included the impacts of several sales of real estate projects. As a result of the current real estate downturn and the stages of development of our current project portfolio, there has been very limited sales activity in 2008.  (See Note 6 of the “Notes to the Condensed Consolidated Financial Statements”).

The following table presents the components of general and administrative expenses for the respective periods:

General and Administrative Expenses	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Salaries and related expenses	$31,925	$30,008	$102,520	$96,374
Incentive compensation, discretionary profit sharing and other variable compensation	14,069	13,484	29,879	30,174
Provision (recovery) for doubtful accounts	7,531	(37)	8,914	1,119
Other general and administrative expenses	18,408	20,211	57,031	55,466
Total	$71,933	$63,666	$198,344	$183,133
Percent of revenue	8.0%	7.5%	9.7%	8.7%

General and Administrative Expenses: Our general and administrative expenses for the three and nine months ended September 30, 2008 increased $8.3 million, or 13.0%, and $15.2 million, or 8.3%, over the comparable periods in 2007. The increase for the three and nine months ended September 30, 2008 was due to an increase in the allowance for doubtful accounts (primarily related to receivables from real estate developers), higher personnel related costs (primarily related to normal salary increases), and costs associated with integrating our businesses acquired in 2007.

The following table presents the components of other (expense) income  for the respective periods:

Other (Expense) Income	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Interest income	$5,439	$7,514	$15,087	$20,796
Interest expense	(5,303)	(1,884)	(12,871)	(4,998)
Equity in (loss) income of affiliates	(1,257)	4,037	(1,436)	4,359
Other, net	549	(391)	9,196	(1,057)
Total	$(572)	$9,276	$9,976	$19,100

Other (Expense) Income: Interest income decreased in both the three and nine months ended September 30, 2008, compared with the corresponding periods in 2007 due to the decline in short term interest rates on our invested balances. Interest expense increased in both the three and nine months ended September 30, 2008, compared with the corresponding periods in 2007 due to an increase in the weighted average debt outstanding during the periods. We recorded equity in the loss of an affiliate of $1.4 million in the three months ended September 30, 2008 due primarily to the effects of inventory valuation adjustments. In the third quarter of 2007 we recorded a gain of approximately $3.9 million on the sale of a building by a partnership in which we had an equity method investment. The increase in other, net during the nine months ended September 30, 2008 was primarily due to a gain of approximately $9.3 million recognized in the second quarter of 2008 on the sale of gold, a by-product of one of our aggregate extraction operations.

The following table presents the components of the provision for income taxes for the respective periods:

Provision for Income Taxes	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Provision for income taxes	$21,473	$25,437	$46,681	$47,680
Effective tax rate	29.1%	29.8%	27.8%	30.5%

Provision for Income Taxes: Our effective tax rate decreased to 29.1% and 27.8% for the three and nine months ended September 30, 2008, from 29.8% and 30.5%, respectively, for the corresponding periods in 2007. The decreased effective tax rates were due primarily to decreases in the estimated income attributed to minority partners’ share in our consolidated construction joint ventures and other entities which are not subject to income taxes on a stand alone basis.

The following table presents the minority interest in consolidated subsidiaries for the respective periods:

Minority Interest in Consolidated Subsidiaries	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Minority interest in consolidated subsidiaries	$(594)	$(6,504)	$(31,058)	$(13,750)

Minority Interest in Consolidated Subsidiaries: Our minority interest in consolidated subsidiaries represents the minority owners’ share of the income of our consolidated construction joint ventures and real estate development entities. The decrease in the minority interest in consolidated subsidiaries for the three months ended September 30, 2008 when compared to the corresponding period in 2007 was primarily due to continued progression and the effect of changes in estimates related to certain joint venture projects.  The increase in the minority interest in consolidated subsidiaries for the nine months ended September 30, 2008 when compared to the corresponding period in 2007 was largely attributable to the minority partners’ share of the improved performance from our Granite East consolidated joint venture projects, and included approximately $17.7 million related to the resolution of revenue issues on the SR-22 project in Southern California which was partially offset by the reversal of approximately $9.8 million in previously recognized reserves.

Outlook

Our Granite West business continues to focus on building backlog and maximizing the profit potential in a difficult market. We are experiencing significant competition in most of our Granite West locations as competitors continue to migrate from the scarce private sector work to the public sector and certain public sector competitors expand outside of their traditional markets. We are also seeing a reduction in demand for certain construction material products typically sold to third party retail customers. We have been able to capitalize on certain local markets that remain active and several large project opportunities to mitigate the effects of the general economic climate on our Granite West business.

Our Granite East business is concentrating on effectively executing at the project level. We purposely slowed revenue growth in this division over the last several years to focus on execution and improved profitability.  We are pursuing a number of bidding opportunities and are maintaining our disciplined approach to help ensure that new work will deliver appropriate profit margins.

We anticipate federal transportation programs to be a strong and stable funding source through 2009 because of recent action by Congress and the Administration.  On September 15, 2008 the President signed legislation to restore solvency to the Highway Trust Fund by transferring $8 billion from the general fund into the Highway Trust Fund, which is expected to address short term funding commitments through fiscal 2009.

Many states are currently facing difficult budget decisions as a result of the economic downturn which could impact current or future construction projects.  Additionally, available funding sources for our public sector customers may be constrained due to the tightening of the credit markets.

California, our largest revenue producing state, fully funded its Proposition 42 and Proposition 1B commitments to transportation funding in its recently enacted fiscal 2009 budget.  It is too early to determine if transportation revenues for fiscal 2009 will be at risk in anticipated discussions related to the ongoing budget deficit.

We are exposed to the price volatility of diesel fuel, natural gas, propane, liquid asphalt and steel. While some of our construction contracts include relief from price fluctuations for these commodities, we also manage this exposure by closely monitoring our costs and pricing potential future escalations into our bids and proposals accordingly. A unique benefit of our portfolio of smaller, shorter duration projects in the West is that we are able to re-price our portfolio regularly. On our fixed price contracts, it is our practice to solicit firm quotes from our suppliers and subcontractors, whenever possible, during the bidding process to mitigate our exposure.

As in prior economic downturns, the current economic environment is presenting us with a number of challenges. Strategically, we have consistently focused on increasing the diversity and flexibility of our business model and believe this will prove valuable in helping to mitigate the impact of the current downturn on our profitability.

Liquidity and Capital Resources

We believe our cash and cash equivalents, short-term investments, cash generated from operations and amounts available under our existing committed credit facility will be sufficient to meet our expected working capital needs, cash dividend payments, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations through the next twelve months and beyond. If we experience a significant change in our business operating results or make a significant acquisition, we may need to acquire additional sources of financing, which may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements.

Cash and Marketable Securities (in thousands)	September 30,
	2008	2007
Cash and cash equivalents excluding consolidated joint ventures	$146,138	$139,368
Consolidated joint venture cash and cash equivalents	134,908	126,237
Total consolidated cash and cash equivalents	281,046	265,605
Short-term and long-term marketable securities	131,321	167,983
Total cash, cash equivalents and marketable securities	$412,367	$433,588

Our cash and cash equivalents are comprised of deposits and money market funds held with established national banks, and fixed income securities having remaining maturities of three months or less from the date of purchase.  Cash and cash equivalents held by our consolidated joint ventures is for the working capital needs of each joint venture’s project. The decision to distribute cash must generally be made jointly by all of the partners and therefore these funds are not available for the working capital needs of Granite as a whole.  Our marketable securities include United States government obligations, municipal bonds, commercial paper and to a lesser extent, mutual funds.

Cash Flows (in thousands)	Nine Months Ended September 30,
	2008	2007
Net cash provided by (used in):
Operating activities	$104,897	$137,567
Investing activities	(58,896)	(132,844)
Financing activities	(117,389)	55,989

Cash provided by operating activities of $104.9 million for the nine months ended September 30, 2008 represents a $32.7 million decline from the amount provided by operating activities during the same period in 2007. This decrease was primarily due to a larger increase in accounts receivable from higher revenue in the quarter ended September 30, 2008 when compared to the same quarter in the prior year; a change in the amount of billings in excess of costs and estimated earnings, net, primarily due to progress on projects that had received large mobilization payments in the prior year and the acquisition of the remaining minority interest of our Wilder Construction Company (“Wilder”) subsidiary in 2008. These decreases were partially offset by an increase in minority interest in consolidated subsidiaries due to higher profitability on construction joint ventures (including the effects of a large settlement of claims on the SR-22 project), an increase in accounts payable and accrued expenses to support increased cost of revenue in the quarter ended September 30, 2008 when compared to the same quarter in the prior year and a decrease in other assets, net, primarily due to the release of funds in 2008 from an escrow account to fund the Wilder minority share purchase.

Cash used in investing activities of $58.9 million for the nine months ended September 30, 2008 represents a $73.9 million reduction from the amount used in the same period in 2007. The change was due primarily to the effect of the Wilder minority share purchase and a lower amount attributable to business acquisitions in the 2008 period.

Cash used in financing activities was $117.4 million for the nine months ended September 30, 2008, representing a $173.4 million change from the same 2007 period. This change was largely attributable to lower proceeds from long-term borrowings and significantly higher purchases of common shares in the 2008 period. The remainder of the change was primarily due to the financing cash flow portion of the Wilder minority share purchase and a decrease in contributions from our minority partners.

Debt and Capital

We have $281.4 million in long-term debt at September 30, 2008. Restrictive covenants under the terms of our debt agreements require the maintenance of certain financial ratios and the maintenance of tangible net worth (as defined). We were in compliance with these covenants at September 30, 2008. Failure to comply with these covenants could cause the amounts due under the debt agreements to become immediately payable.

We have a committed $150 million bank revolving line of credit (“LOC”), which allows for unsecured borrowings through June 24, 2011. Borrowings under the LOC bear interest at LIBOR plus an applicable margin determined based upon certain financial ratios calculated quarterly. The margin was 0.70% at September 30, 2008. The unused and available portion of the LOC was $145.6 million at September 30, 2008.

We had standby letters of credit (“Letters”) totaling approximately $4.4 million outstanding at September 30, 2008, which will expire between March 2009 and October 2009. We are generally required by the beneficiaries of these Letters to replace them upon expiration. Additionally, we are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At September 30, 2008, approximately $1.8 billion of our backlog was bonded and performance bonds totaling approximately $10.6 billion were outstanding. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds when each contract is accepted by the owner. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

In 2007, our Board of Directors authorized a plan to purchase, at management’s discretion, up to $200.0 million of our common shares. During the nine months ended September 30, 2008, we purchased 1.4 million shares for a total of $43.2 million under the purchase plan. From the inception of this plan in 2007 through September 30, 2008, we have purchased a total of 3.8 million common shares for an aggregate cost of $135.9 million. All common shares were retired upon acquisition.  At September 30, 2008, $64.1 million of the $200.0 million authorization was available for common share purchases.

Capital Expenditures

During the nine months ended September 30, 2008, we had capital expenditures of $76.1 million compared to $82.7 million during the nine months ended September 30, 2007. We currently anticipate spending approximately $110.0 million for capital expenditures in total for 2008, which includes amounts for construction equipment, aggregate and asphalt production facilities, buildings, leasehold improvements, development of real estate projects and aggregate reserves. The timing and amount of such expenditures can vary based on the progress of planned capital projects, changes in business outlook and other factors.

Acquisitions

In December 2007, we deposited $28.3 million with an exchange agent in connection with our purchase of the remaining minority shares of Wilder. In January 2008, the amount was paid to the Wilder minority shareholders.  This amount was reflected as an increase in cash from investing activities and a corresponding $16.6 million decrease in cash from operating activities and an $11.7 million decrease in cash from financing activities for the estimated amounts attributable to return on investment and return of investment, respectively.

In January 2008, we acquired certain assets and assumed certain liabilities of a construction materials supplier in Nevada for a purchase price of approximately $14.0 million in cash. The effect of the operating results of the acquired business on our consolidated operating results was not material. The estimated fair value of the assets acquired approximated the purchase price; therefore, no goodwill was recorded.

Recent Accounting Pronouncements

See Note 2 of the “Notes to the Condensed Consolidated Financial Statements” for a description of recent accounting pronouncements, including the expected dates of adoption and effects on our condensed consolidated balance sheets, statements of income and statements of cash flows.

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

There was no significant change in our exposure to market risk in our investment controls and procedures during the three months ended September 30, 2008.

Item 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

During the third quarter of 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
   See Part I, Item 1. Financial Statements, Note 12 - Legal Proceedings.

Item 1A.	RISK FACTORS
There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION
None

Item 6.	EXHIBITS

10.1	†	Amendment No. 1, dated August 6, 2008, to the Key Management Deferred Compensation Plan II
31.1	†	Certification of Principal Executive Officer
31.2	†	Certification of Principal Financial Officer
32	††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	†	Filed herewith
	††	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date:	October 30, 2008	By:	/s/ LeAnne M. Stewart
LeAnne M. Stewart
Senior Vice President and Chief Financial Officer