Form 10-K
period 2008-12-31
GRANITE CONSTRUCTION INC
filed 2009-02-27
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2008
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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.1 billion as of June 30, 2008, based upon the average of the bid and asked prices per share of the registrant’s Common Stock as reported on the New York Stock Exchange on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At February 13, 2009, 38,246,833 shares of Common Stock, par value $0.01, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of Granite Construction Incorporated to be held on May 15, 2009, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008.

Index

PART I

PART II

PART III

PART IV
Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
EXHIBIT 21
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are not based on historical facts and which may be forward-looking in nature. Under the Private Securities Litigation Reform Act of 1995, a “safe harbor” may be provided to us for certain of these forward-looking statements. Words such as “outlook,”  “believes,”  “expects,”  “appears,”  “may,”  “will,”  “should,”  “anticipates” or the negative thereof or comparable terminology, are intended to identify these forward-looking statements. These forward-looking statements are estimates reflecting the best judgment of our senior management and are based on our current expectations and projections concerning future events, many of which are outside of our control, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those risks described in this Report under “Item 1A. Risk Factors.” Except as required by law, we undertake no obligation to revise or update any forward-looking statements for any reason. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.

PART I

Item 1. BUSINESS

Introduction

Granite Construction Company was originally incorporated in 1922. In 1990, Granite Construction Incorporated was formed as the holding company for Granite Construction Company and its wholly owned subsidiaries and was incorporated in Delaware. Unless otherwise indicated, the terms “we,”  “us,”  “our,”  “Company” and “Granite” refer to Granite Construction Incorporated and its consolidated subsidiaries.

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

In 2000, we diversified into real estate investment and development, investing our own capital in carefully selected real estate projects throughout the western United States and Texas. Our objective is to establish strategic alliances with real estate developers that have significant market expertise.

Operating Structure

Our construction business is organized into two divisions, Granite West and Granite East.  Included in our Granite West division is our vertically integrated construction materials business. The Company also operates, on a significantly smaller scale, a real estate development and services business, Granite Land Company (“GLC”).

Granite West: In 2008 and 2007, Granite West contract revenue and sales of construction materials was $2.0 billion and $1.9 billion (73.7% and 70.4% of our total revenue), respectively. Granite West has both public and private sector clients. Typical public sector projects include both new construction and improvement of streets, roads, highways, bridges and airports. Major private sector contracts typically include site preparation for housing and commercial development, including excavation, grading and street paving and installation of curbs, gutters, sidewalks and underground utilities.

Granite West’s operating structure is decentralized, with 14 branch offices in the western United States, several with additional satellite operations. In 2008, individual branch revenues ranged from $43.0 million to $258.6 million. Although most Granite West projects are started and completed within a year, the division also has the capability of constructing larger projects and as of December 31, 2008 had eight active large projects, each with total contract revenue greater than $50.0 million.

Granite West mines aggregates and/or operates plants that process aggregates into construction materials for internal use and for sale to unaffiliated parties. These activities are vertically integrated into Granite West, providing both a source of profits and a competitive advantage to our construction business through the readily available supply of materials. We have significant aggregate reserves that we have acquired by ownership in fee or through long-term leases. The amount of aggregate products produced that were used in our construction projects was approximately 48.8% of our total production during 2008 and has ranged from 36.9% to 48.8% over the last five years. The remainder is sold to unaffiliated parties and represented $353.1 million, $375.7 million and $410.1 million in revenue (13.2%, 13.7% and 13.8% of total revenue and 17.9%, 19.5% and 21.3% of Granite West revenue) for the years ended December 31, 2008, 2007 and 2006, respectively.

Granite East: In 2008, revenue from Granite East was $695.0 million (26.0% of our total revenue), compared with $768.5 million (28.1% of our total revenue) in 2007. Granite East’s focus is on large, complex infrastructure projects and includes major highways, large dams, mass transit facilities, bridges, pipelines, canals, waterway locks and dams, and airport infrastructure. It also performs activities such as demolition, clearing, large-scale earthwork and grading, dewatering, drainage improvements, structural concrete, rail signalization, and concrete and asphalt paving. Granite East also has the ability, if needed, to process locally sourced aggregates into construction materials using owned or rented portable crushing, concrete and asphalt processing plants.

Granite East operates out of three regional offices that provide management and administrative support and are the primary hubs for estimating efforts. Granite East construction contracts are typically greater than two years in duration with contract values ranging from $12.0 million to $487.6 million at December 31, 2008.

Both Granite West and Granite East participate in joint ventures with other large construction companies. Joint ventures are used for large, technically complex projects, including design/build projects, where it is desirable to share risk and resources. Joint venture partners typically provide independently prepared estimates, shared financing and equipment and often also bring local knowledge and expertise (see “Joint Ventures; Off-Balance-Sheet Arrangements” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Design/build is increasingly being used as a method of project delivery. Unlike traditional projects where owners first hire a design firm or design a project themselves and then put the project out to bid for construction, design/build projects provide the owner with a single point of responsibility and a single contact for both final design and construction. Revenue from design/build projects represented 66.4% and 62.2% of Granite East revenue in 2008 and 2007, respectively and 14.1% and 8.1% of Granite West revenue in 2008 and 2007, respectively. Although these projects carry additional risk as compared to traditional bid/build projects, the profit potential can also be higher. We frequently bid design/build projects as a part of a joint venture team.

Granite Land Company: GLC purchases, develops, operates, sells and otherwise invests in real estate developments as well as provides real estate services for other Granite operations.  GLC’s current portfolio consists of residential, retail and office site development projects for sale to home and commercial property developers or held for rental income in Washington, California, Texas and Oregon. In 2008, revenue from GLC was $9.0 million (0.3% of our total revenue), compared with $40.7 million (1.5% of our total revenue) in 2007.

Additional information about our business segments is contained in Note 20 of the “Notes to the Consolidated Financial Statements.”

Business Strategy

Our fundamental objective is to increase long-term shareholder value by focusing on consistent profitability from controlled revenue growth. Shareholder value is measured by the appreciation of the value of our common stock over a period of years as well as a return from dividends. Further, it is a specific measure of our financial success to achieve a return on net assets greater than the cost of capital, creating “Granite Value Added.” We believe that the following are key factors in our ability to achieve these objectives:

Controlled Expansion - We intend to continue our expansion by selectively adding branches or branch satellite locations in the western United States, exploring opportunities to establish branch-like businesses in other areas of the country through acquisitions, and selectively pursuing major infrastructure projects where we have an established presence.

Decentralized Profit Centers - We approach each selected market with a local focus through our decentralized structure. Each of our Granite West branch offices and Granite East regional offices are individual profit centers. This structure encourages entrepreneurial activity while allowing the offices to benefit from certain centralized administrative functions.

Diversification - To mitigate the risks inherent in construction and general economic factors, we pursue projects: (i) in both the public and private sectors, (ii) for a wide range of customers within each sector (from the federal government to small municipalities and from large corporations to individual homeowners), (iii) in diverse geographic markets, (iv) that are design/build, lump sum and fixed unit price and (v) of various sizes, durations and complexity.

Employee Development - We believe that our employees are key to the successful implementation of our business strategies. Significant resources are employed to attract, develop and retain extraordinary talent and fully promote each employee’s capabilities.

Infrastructure Construction Focus - We concentrate our core competencies on this segment of the construction industry, which includes the building of roads, highways, bridges, dams, tunnels, mass transit facilities, railroad infrastructure and underground utilities as well as site preparation. This focus allows us to most effectively utilize our specialized strengths, which include grading, paving and concrete structures.

Ownership of Aggregate Materials and Construction Equipment - We own and lease aggregate reserves and own processing plants that are vertically integrated into our construction operations and we own a large fleet of carefully maintained heavy construction equipment. By ensuring availability of these resources and providing quality products, we believe we have bidding advantages in many of our markets, as well as a source of revenue and income from the sale of construction materials to unaffiliated parties.

Profit-based Incentives - We incentivize our profit center managers with a substantial variable cash and restricted stock incentive element based primarily on the annual profit performance of their respective profit centers.

Selective Bidding - We focus our resources on bidding jobs that meet our selective bidding criteria, which include analyzing the risk of a potential job in relation to: (i) available personnel to estimate and prepare the proposal, (ii) personnel to effectively manage and build the project, (iii) competitive environment, (iv) experience with the type of work, (v) experience with the owner, (vi) local resources and partnerships, (vii) equipment resources, (viii) size and complexity of the job and (ix) profitability.

Operating principles that support these objectives are as follows:

Accident Prevention - We believe that preventing accidents is both a moral obligation and good business. By identifying and concentrating resources to address jobsite hazards, we continually strive to reduce our incident rates and the costs associated with accidents.

Environmental Responsibility - We believe it benefits everyone to maintain environmentally responsible operations. We are committed to protect the environment, maintain good community relations and ensure compliance with government agency requirements. We continually monitor our performance in this area.

Quality and High Ethical Standards - We emphasize the importance of performing high quality work and maintaining high ethical standards through an established code of conduct and an effective corporate compliance program.

Customers

We have customers in both the public and private sectors. The largest volume customer of Granite West is the California Department of Transportation (“Caltrans”). In 2008, contracts with Caltrans represented 9.6% of our total revenue (13.1% of Granite West revenue), and total public sector revenue generated in California represented 27.7% of our total revenue. In 2007, contracts with Caltrans represented 10.0% of our total revenue, and total public sector revenue generated in California represented 23.5% of our total revenue. Other Granite West customers include certain federal agencies, departments of transportation of other states, county and city public works departments, school districts and developers and owners of industrial, commercial and residential sites. Granite East’s customers are predominantly in the public sector and currently include numerous state departments of transportation, local transit authorities, and federal agencies.

Contract Backlog

Our contract backlog is comprised of the remaining unearned revenue of awarded contracts that have not been completed, including 100% of our consolidated joint ventures and our proportionate share of unconsolidated joint venture contracts. Our contract backlog was approximately $1.7 billion and $2.1 billion at December 31, 2008 and 2007, respectively. Approximately $1.2 billion of the December 31, 2008 contract backlog is expected to be completed during 2009.  We include a construction project in our contract backlog at such time as a contract is awarded and funding is in place, with the exception of certain federal government contracts for which funding is appropriated on a periodic basis. Substantially all of the contracts in our contract backlog may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past (see “Contract Provisions and Subcontracting”). Most Granite West projects are added and completed within each year and therefore not reflected in our year-end contract backlog. Contract backlog by segment is presented in “Contract Backlog” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Equipment and Plants

We own many pieces of equipment, including loaders, bulldozers, excavators, rollers, motor graders, pavers, scrapers, cranes, trucks, backhoes and barges as well as construction materials processing plants. In 2008 and 2007, we spent approximately $54.8 million and $88.4 million, respectively, for construction equipment, plants and vehicles. At December 31, 2008 and 2007, we owned the following construction equipment, plants and vehicles:

December 31,	2008	2007
Heavy construction equipment (units)	3,523	3,896
Trucks, truck-tractors and trailers and vehicles (units)	5,467	5,699
Aggregate crushing plants	54	55
Asphalt concrete plants	68	69
Portland cement concrete batch plants	24	25
Asphalt rubber plants	5	5
Lime slurry plants	9	9

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

Employees

On December 31, 2008, we employed approximately 2,000 salaried employees, who work in management, estimating and clerical capacities, plus approximately 1,500 hourly employees. The total number of hourly personnel employed by us is subject to the volume of construction in progress and is seasonal. During 2008, the number of hourly employees ranged from approximately 1,500 to 4,600 and averaged approximately 3,500. Two of our wholly owned subsidiaries - Granite Construction Company and Granite Construction Northeast, Inc. - are parties to craft collective bargaining agreements in many areas in which they work.

We believe our employees are our most valuable resource and that our workforce possesses a strong dedication to and pride in our company. Among salaried and non-union hourly employees, this dedication is reinforced by 15.8% equity ownership through our Employee Stock Ownership Plan, our Profit Sharing and 401(k) Plan and performance-based incentive compensation arrangements at December 31, 2008. Our managerial and supervisory personnel have an average of approximately 10 years of service with us.

Competition

Factors influencing our competitiveness include price, reputation for quality, the availability of aggregate materials, machinery and equipment, financial strength, knowledge of local markets and conditions, and project management and estimating abilities. Although some of our competitors are larger than us and may possess greater resources, we believe that we compete favorably on the basis of the foregoing factors. Historically, the construction business has not required large amounts of capital, particularly for the smaller size construction work pursued by Granite West, which can result in relative ease of market entry for companies possessing acceptable qualifications. Granite West competitors range from small local construction companies to large regional, national and global construction companies. While the market areas of these competitors overlap with several of the markets served by our branches, few compete in all of our market areas. Many of our Granite West competitors have the ability to perform work in either the private or public sectors. When opportunities for work in one sector are reduced, competitors tend to look for opportunities in the other sector.  This migration has the potential to reduce revenue growth and/or increase pressure on gross profit margins. In addition, we own and/or have long-term leases on aggregate resources that provide an extra measure of competitive advantage in certain markets. Granite East normally competes with large regional, national and global construction companies. Although the construction business is highly competitive, we believe we are well positioned to compete effectively in the markets in which we operate.

Contract Provisions and Subcontracting

Our contracts with our customers are primarily either “fixed unit price” or “fixed price.” Under fixed unit price contracts, we are committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete poured or cubic yard of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, errors in our estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk of performing all the work for the specified amount. The percentage of fixed price contracts in our contract backlog decreased to approximately 68.7% at December 31, 2008 compared with approximately 72.0% at December 31, 2007. Our contracts are generally obtained through competitive bidding in response to advertisements by federal, state and local government agencies and private parties. Less frequently, contracts may be obtained through direct negotiations with private owners. Our contract risk mitigation process includes identifying risks and opportunities during the bidding process, review of bids fitting certain criteria by various levels of management and, in some cases, by the executive committee of our Board of Directors.

There are a number of factors that can create variability in contract performance and results as compared to a project’s original bid. The most significant of these include the completeness and accuracy of the original bid, costs associated with added scope changes, extended overhead due to owner and weather delays, subcontractor performance issues, changes in productivity expectations, site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable), the availability and skill level of workers in the geographic location of the project and a change in the availability and proximity of equipment or materials. All of these factors can impose inefficiencies on contract performance, which can drive up costs and lower profits. Conversely, if any of these or other factors are more positive than the assumptions in our bid, project profitability can improve. However, the ability to realize improvements on project profitability is more limited than the risk of lower profitability. Design/build projects typically incur additional costs such as right-of-way and permit acquisition costs and carry additional risks such as design error risk and the risk associated with estimating quantities and prices before the project design is completed. Design errors may result in higher than anticipated construction costs and additional liability to the contract owner. Although we manage this additional risk by adding contingencies to our bid amounts, obtaining errors and omissions insurance and obtaining indemnifications from our design consultants where possible, there is no guarantee that these risk management strategies will always be successful.

All of our state and federal government contracts and most of our other contracts provide for termination of the contract at the convenience of the contract owner, with provisions to pay us for work performed through the date of termination. We have not been materially adversely affected by these provisions in the past. Many of our contracts contain provisions that require us to pay liquidated damages if specified completion schedule requirements are not met and these amounts can be significant.

We act as prime contractor on most of the construction projects we undertake. We accomplish the majority of our projects with our own resources and subcontract specialized activities such as electrical and mechanical work. As prime contractor, we are responsible for the performance of the entire contract, including subcontract work. Thus, we may be subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated. Based on our analysis of their construction and financial capabilities, among other criteria, we determine whether to require that the subcontractor furnish a bond or other type of security that guarantees their performance. Disadvantaged business enterprise regulations require us to use our best efforts to subcontract a specified portion of contract work done for governmental agencies to certain types of disadvantaged subcontractors. As with all of our subcontractors, some may not be able to obtain surety bonds or other types of performance security.

Insurance and Bonding

We maintain general and excess liability, construction equipment and workers’ compensation insurance; all in amounts consistent with industry practices.

In connection with our business, we generally are required to provide various types of surety bonds that provide an additional measure of security for our performance under certain public and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our contract backlog that we have currently bonded and their current underwriting standards, which may change from time to time. The capacity of the surety market is subject to market-based fluctuations driven primarily by the level of surety industry losses and the degree of surety market consolidation. When the surety market capacity shrinks it results in higher premiums and increased difficulty obtaining bonding, in particular for larger, more complex projects throughout the market. In order to help mitigate this risk, we employ a co-surety structure involving three sureties. Although we do not believe that fluctuations in surety market capacity has significantly impacted our ability to grow our business, there is no assurance that it will not significantly impact our ability to obtain new contracts in the future (see “Item 1A. Risk Factors”).

Environmental Regulations

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

In July 2007, the California Air Resources Board (“CARB”) approved a regulation that will require California equipment owners/operators to reduce diesel particulate and nitrogen oxide emissions from in-use off-road diesel equipment to meet progressively more restrictive emission targets proposed for each year from 2010 to 2020. In December 2008, CARB approved a similar regulation for in-use on-road diesel equipment that includes more restrictive emission targets from 2010 to 2022. The emission targets will require California off-road and on-road diesel equipment owners to retrofit equipment with diesel emission control devices or replace equipment with new engine technology as it becomes available. Between now and the year 2022, Granite will be required to implement an equipment management strategy that includes accelerated turnover of off-road and on-road diesel equipment and retrofitting equipment with CARB approved emission control devices. This will increase equipment related expenses.

As is the case with other companies in our industry, some of our aggregate products contain varying amounts of crystalline silica, a common mineral. Also, some of our construction and material processing operations release, as dust, crystalline silica that is in the materials being handled. Excessive, prolonged inhalation of very small-sized particles of crystalline silica has allegedly been associated with respiratory disease (including silicosis). The Mine Safety and Health Administration and the Occupational Safety and Health Administration have established occupational thresholds for crystalline silica exposure as respirable dust. We monitor to verify that our dust control procedures are keeping occupational exposures at or below the requisite thresholds and to verify that respiratory protective equipment is made available when required. We also communicate, through safety information sheets and other means, what we believe to be appropriate warnings and cautions to employees and customers about the risks associated with excessive, prolonged inhalation of mineral dust in general and crystalline silica in particular.

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

•
Uncertainty regarding the impact of the current economic downturn and governmental initiatives to stimulate the economy. A protracted financial crisis may affect government funding that we rely upon for our core infrastructure focus, including state DOT’s such as Caltrans. A substantial majority of our revenues are derived from contracts that are funded by federal, state, and local government agencies.  Our ability to obtain future public sector work at reasonable margins is highly dependent on the amount of work that is available to bid, which is largely a function of the level of government funding available. It may also affect our customer base, subcontractors and suppliers and could materially affect our contract backlog, operating results, cash flows and our ability to implement our strategic plan. Many of our risk factors identified below could be negatively impacted should the current financial crisis be prolonged.

•
Our commercial and residential site development work may be affected by economic downturns. The availability of private sector work can be adversely affected by economic downturns in the residential housing market, demand for commercial property or the availability of credit. To the extent these events occur, our operating results will be adversely affected.

•
Granite Land Company is greatly affected by the performance of the real estate industry. Our real estate development activities are subject to numerous factors beyond our control including local real estate market conditions; substantial existing and potential competition; general national, regional and local economic conditions; fluctuations in interest rates and mortgage availability and changes in demographic conditions. If our outlook for a project’s forecasted profitability deteriorates, we may find it necessary to curtail our development activities and evaluate our real estate assets for possible impairment.  Our evaluation includes a variety of estimates and assumptions and future changes in these estimates and assumptions could impact future impairment analyses. If our real estate assets are determined to be impaired, the impairment would result in a charge to income from operations in the year of the impairment.

•
Our success depends on attracting and retaining qualified personnel in a competitive environment. The single largest factor in our ability to profitably execute our work is our ability to attract, develop and retain qualified personnel particularly as we grow. Our success in attracting qualified people is dependent on the resources available in individual geographic areas and changes in the labor supply as a result of general economic conditions as well as our ability to provide a competitive compensation package and work environment.

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

•
Our Design/build contracts subject us to the risk of design errors and omissions. Design/build is increasingly being used as a method of project delivery, providing the owner with a single point of responsibility for both design and construction. We generally pass design responsibility on to the architectural and engineering firms that we engage to perform these services on our behalf. However, in the event of a design error or omission causing damages, there is risk that the firm or the errors and omissions insurance would not be able to absorb the liability. In this case we may be responsible, resulting in a material adverse effect on our financial position, results of operations and cash flows.

•
Accounting for our revenues and costs involves significant estimates. As further described in “Critical Accounting Estimates” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” accounting for our contract related revenues and costs, as well as other cost items, requires management to make a variety of significant estimates and assumptions. Although we believe we have sufficient experience and processes to enable us to formulate appropriate assumptions and produce reasonably dependable estimates, these assumptions and estimates may change significantly in the future, and these changes could result in the reversal of previously recognized revenue and profit and have a material adverse effect on our financial position, results of operations, and cash flows.

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

•
An inability to secure and permit aggregate reserves could negatively impact our future operations and results. Tighter regulations for the protection of the environment and the finite nature of property containing suitable aggregate reserves are making it increasingly challenging and costly to secure and permit aggregate reserves. Although we have thus far been able to secure and permit reserves to support our business, it is likely to become increasingly difficult and costly to do so and there is no assurance that we will be able to secure and permit reserves in the future.

•
We are subject to environmental and other regulation.  As more fully described under “Government and Environmental Regulations” above, we are subject to a number of federal, state and local laws and regulations relating to the environment, workplace safety and a variety of socioeconomic requirements, the noncompliance with which can result in substantial penalties, termination or suspension of government contracts as well as civil and criminal liability. While compliance with these laws and regulations has not materially adversely affected our operations in the past, there can be no assurance that these requirements will not change and that compliance will not adversely affect our operations in the future.

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

•
We use certain commodity products that are subject to significant price fluctuations.  Diesel fuel, liquid asphalt and other petroleum-based products are used to fuel and lubricate our equipment, fire our asphalt concrete processing plants and constitute a significant part of the asphalt paving materials that are used in many of our construction projects and sold to outside parties. Although we are partially protected by asphalt or fuel price escalation clauses in some of our contracts, many contracts provide no such protection. We also use cement, steel and other commodities in our construction projects that can be subject to significant price fluctuations. We have not been significantly adversely affected by price fluctuations in the past; however, there is no guarantee that we will not be in the future.

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

•
Government funded contracts generally have strict regulatory requirements. Approximately 78.3% of our consolidated revenue in 2008 was derived from contracts funded by federal, state and local government agencies and authorities. These government contracts are subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance and accounting. Many of these contracts include express or implied certifications of compliance with applicable laws and contract provisions. As a result of our government contracting, claims for civil or criminal fraud may be brought by the government for violations of these regulations, requirements or statutes. We may also be subject to qui tam (“Whistle Blower”) litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages. Further, if we fail to comply with any of these regulations, requirements or statutes, our existing government contracts could be terminated and we could be suspended from government contracting or subcontracting, including federally funded projects at the state level. If our government contracts are terminated for any reason, or if we are suspended from government work, we could suffer a significant reduction in expected revenue.

•
Our long-term debt and credit arrangements contain restrictive covenants and failure to meet these covenants could significantly harm our financial condition. Our long-term debt and credit arrangements and related restrictive covenants are more fully described in Note 12 of the “Notes to the Consolidated Financial Statements” included in this report. In most cases, failure to meet the restrictive covenants would result in an immediate repayment of all amounts due and cancellation of open lines of credit. Additionally, failure to meet restrictive covenants related to our debt and credit agreements would trigger cross-default provisions that would cause us to also be in default of our surety agreements. Although we have not had difficulty meeting these covenants in the past, failure to do so in the future could have material adverse effects on our business and financial condition.

•
Our contract backlog is subject to unexpected adjustments and cancellations and could be an uncertain indicator of our future earnings. We cannot guarantee that the revenues projected in our contract backlog will be realized or, if realized, will be profitable. Projects reflected in our contract backlog may be affected by project cancellations, scope adjustments, time extensions or other changes. Such changes may impact the revenue and profit we ultimately realize on these projects.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The following table provides our estimate of certain information about our properties as of December 31, 2008:

	Land Area (acres)	Building Square Feet	Permitted Aggregate Reserves (tons)	Unpermitted Aggregate Reserves (tons)
Office and shop space (owned and leased)	1,300	1,200,000	N/A	N/A
Owned quarry property	N/A	N/A	414.2 million	539.1 million
Leased quarry property	N/A	N/A	339.2 million	565.4 million
Real estate held for development and sale and use	2,300	56,000	N/A	N/A

Approximately 80% of the office and shop space is used by Granite West at their various locations throughout the western United States and the remainder is primarily used by Granite East. The quarry property is located at Granite West locations throughout the western United States. We consider our available and future aggregate reserves adequate to meet our expected operating needs. We pursue a plan of acquiring new sources of aggregate reserves to replenish those depleted and to support future growth.

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

Hiawatha Project DBE Issues
The Hiawatha Light Rail Transit (“HLRT”) project was performed by Minnesota Transit Constructors (“MnTC”), a joint venture that consisted of GCCO and other unrelated companies.  GCCO was the managing partner of the joint venture, with a 56.5% interest.  The Minnesota Department of Transportation (“MnDOT”) is the contracting agency for this federally funded project.  The Metropolitan Council is the local agency conduit for providing federal funds to MnDOT for the HLRT project.  MnDOT and the U.S. Department of Transportation Office of Inspector General (“OIG”) each conducted a review of the Disadvantaged Business Enterprise (“DBE”) program maintained by MnTC for the HLRT project.  In addition, the U.S. Department of Justice (“USDOJ”) is conducting an investigation into compliance issues with respect to MnTC’s DBE Program for the HLRT project.  MnDOT and the OIG (collectively, the “Agencies”) have initially identified certain compliance issues in connection with MnTC’s DBE Program and, as a result, have determined that MnTC failed to meet the DBE utilization criteria as represented by MnTC.  Although there has been no formal administrative subpoena issued, nor has a civil complaint been filed in connection with the administrative reviews or the investigation, MnDOT has proposed a monetary sanction of $4.3 million against MnTC and specified DBE training for personnel from the members of the MnTC joint venture as a condition of awarding future projects to joint venture members of MnTC on MnDOT and Metropolitan Council work.  MnTC is fully cooperating with the Agencies and the USDOJ and, on July 2, 2007, presented its detailed written response to the initial determinations of the Agencies as well as the investigation by the USDOJ.  We have yet to receive a formal reply from the Agencies or the USDOJ, those entities instead preferring to engage in informal discussions in attempt to resolve the matter. We cannot, however, rule out the possibility of a civil or criminal actions being brought against MnTC or one or more of its members which could result in civil and criminal penalties.

US Highway 20 Project
GCCO and our wholly-owned subsidiary, Granite Northwest, Inc. are the members of a joint venture known as Yaquina River Constructors (“YRC”) which is currently constructing a new road alignment of US Highway 20 near Eddyville, Oregon under contract with the Oregon Department of Transportation (“ODOT”).  The project involves constructing seven miles of new road through steep and forested terrain in the Coast Range Mountains.  During the fall and winter of 2006, extraordinary rain events produced runoff that overwhelmed erosion control measures installed at the project and resulted in discharges to surface water in alleged violation of the stormwater permit.  The Oregon Department of Justice is conducting a criminal investigation in connection with stormwater runoff from the project.  YRC and its members are fully cooperating in the investigation, but YRC does not know whether criminal charge civil lawsuits, if any, will be brought or against whom, as a result of the investigation. Therefore, we cannot estimate what, if any, criminal or civil penalty or conditional assessment may result from this investigation.

City of San Diego Fire Debris Cleanup
In the aftermath of the 2007 San Diego County wildfires, GCCO bid for and was awarded a fixed unit price, variable quantity contract with the City of San Diego to perform specified debris cleanup work.  GCCO began work in November 2007 and completed the work in April 2008.

In August 2008, the City announced that it would conduct an independent audit of the project.  In December 2008, the City’s audit report was released with findings that while some GCCO billings contained minor mistakes, rates paid to GCCO appear to be generally reasonable.  GCCO has reimbursed the City the undisputed overbilled amount of less than $3,000. The former San Diego City Attorney, after conducting a separate investigation of GCCO’s work on the project, filed a civil lawsuit in California Superior Court, County of San Diego on October 17, 2008 against GCCO and the one other contractor that had been awarded a similar cleanup contract with the City.  In the complaint, the City alleges both contractors knowingly presented to the City false claims for payment in violation of the California False Claims Act.  The City seeks trebled damages in an amount to be determined, and a civil penalty in the amount of $10,000 for each false claim made. After the November 2008 election in which a new City Attorney was elected, GCCO and the new City Attorney agreed to suspend the lawsuit to allow the City Attorney time to complete its investigation. GCCO believes the allegations in the City’s complaint to be without factual or legal basis and, therefore, the City’s entitlement to relief sought under the California False Claims Act is remote. GCCO will vigorously defend itself against the allegations raised.

City of Sacramento West El Camino Project
In August 2003, the City of Sacramento and GCCO entered into a contract for the construction of a public work improvement referred to as the West El Camino Widening and Bridge Replacement Project.  During the course of the project, GCCO excavated significantly more material than the City engineer’s estimated quantity for that contract bid item. GCCO filed a complaint in the California Superior Court County of Sacramento against the City in November 2006 seeking payment for the excess quantities.  In its defense to GCCO’s lawsuit, and on July 23, 2008 the City filed a cross-complaint against GCCO seeking relief pursuant to the California False Claims Act and asserting various other fraud and misrepresentation based causes of action.  The City’s cross-complaint sought $10,000 for each false claim, restitution and disgorgement of all earnings, punitive damages, attorney fees, costs and interest.  On January 23, 2009 this matter was resolved by settlement agreement in which neither party admitted fault, but paid GCCO a portion of the amount GCCO claimed for the excess quantities.

Other Legal Proceedings/Government Inquiries
We are a party to a number of other legal proceedings arising in the normal course of business.  From time to time, we also receive inquiries from public agencies seeking information concerning our compliance with government construction contracting requirements and related laws and regulations. We believe that the nature and number of these proceedings and compliance inquiries are typical for a construction firm of our size and scope. Our litigation typically involves claims regarding public liability or contract related issues. While management currently believes, after consultation with counsel, that the ultimate outcome of such proceedings and compliance inquiries which are currently pending, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations or cash flows, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations, cash flows and/or financial position for the period in which the ruling occurs. While any one of our pending legal proceedings is subject to early resolution as a result of our ongoing efforts to settle, whether or when any legal proceeding will resolve through settlement is neither predictable nor guaranteed.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2008, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position
William G. Dorey	64	President, Chief Executive Officer and Director
Mark E. Boitano	60	Executive Vice President and Chief Operating Officer
LeAnne M. Stewart	44	Senior Vice President and Chief Financial Officer
Michael F. Donnino	54	Senior Vice President and Granite East Division Manager
James H. Roberts	52	Senior Vice President and Granite West Division Manager

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

Ms. Stewart has been a Senior Vice President of Granite since February, 2008. In June of 2008 she was appointed Chief Financial Officer. Prior to joining Granite, Ms. Stewart was at Nash Finch Company as Senior Vice President and Chief Financial Officer from 2004 to 2007, and as a Vice President and Corporate Controller from 2000 to 2004. She has served on the Board of Trustees of the College of St. Benedict since 1995. Ms. Stewart became a Certified Public Accountant in 1987, received a B.A. in Accounting from the College of St. Benedict in 1987 and an M.B.A. in Business Administration from the Wharton School at the University of Pennsylvania in 1997.

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

As of February 13, 2009, there were 38,246,833 shares of our common stock outstanding held by 1,457 shareholders of record.

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

Market Price and Dividends of Common Stock
2008 Quarters Ended	December 31,	September 30,	June 30,	March 31,
High	$50.00	$42.24	$37.79	$39.84
Low	$21.20	$30.22	$29.19	$26.64
Dividends per share	$0.13	$0.13	$0.13	$0.13

2007 Quarters Ended	December 31,	September 30,	June 30,	March 31,
High	$57.37	$74.62	$70.43	$59.90
Low	$32.46	$50.33	$54.57	$47.74
Dividends per share	$0.13	$0.10	$0.10	$0.10

During the three months ended December 31, 2008, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended December 31, 2008:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
October 1, 2008 through October 31, 2008	-	-	-	$64,065,401
November 1, 2008 through November 30, 2008	-	-	-	$64,065,401
December 1, 2008 through December 31, 2008[1]	262	$42.89	-	$64,065,401
Total	262	$42.89	-

1The number of shares purchased is in connection with employee tax withholding for shares granted under our Amended and Restated 1999 Equity Incentive Plan.
2In October 2007, our Board of Directors authorized us to repurchase, at management’s discretion, up to $200.0 million of our common stock. Under this repurchase program, the Company may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations and other factors. The share repurchase program may be suspended or discontinued at any time without prior notice.

Performance Graph

The graph below compares Granite Construction Incorporated’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the Dow Jones US Heavy Construction index. The Dow Jones US Heavy Construction index includes the following companies: EMCOR Group Inc., Fluor Corp., Foster Wheeler Ltd., Granite Construction Inc., Insituform Technologies Inc., Jacobs Engineering Group Inc., KBR Inc., McDermott International Inc., Quanta Services Inc. and Shaw Group Inc. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2003 to December 31, 2008.

	2003	2004	2005	2006	2007	2008
Granite Construction Incorporated	$100.00	$115.25	$157.62	$222.70	$161.51	$199.03
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
Dow Jones US Heavy Construction	100.00	121.26	175.23	218.58	415.21	186.34

Item 6. SELECTED FINANCIAL DATA

The selected consolidated operations data for 2008, 2007 and 2006 and consolidated balance sheet data as of December 31, 2008 and 2007 set forth below have been derived from our audited consolidated financial statements included herein, and are qualified by reference to those consolidated financial statements. The selected consolidated operations data for 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006, 2005 and 2004 have been derived from our audited consolidated financial statements not included herein. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

Selected Consolidated Financial Data
Years Ended December 31,	2008	2007	2006	2005	2004
Operating Summary	(In Thousands, Except Per Share Data)
Revenue	$2,674,244	$2,737,914	$2,969,604	$2,641,352	$2,136,212
Gross profit	468,720	410,744	295,720	319,372	222,021
As a percent of revenue	17.5	15.0	10.0	12.1	10.4
General and administrative expenses	257,532	246,202	199,481	192,692	157,035
As a percent of revenue	9.6	9.0	6.7	7.3	7.4
Goodwill impairment charge*	-	-	18,011	-	-
Net income	122,404	112,065	80,509	83,150	57,007
As a percent of revenue	4.6	4.1	2.7	3.1	2.7
Net income per share:
Basic	$3.25	$2.74	$1.97	$2.05	$1.41
Diluted	3.21	2.71	1.94	2.02	1.39
Weighted average shares of common stock:
Basic	37,606	40,866	40,874	40,614	40,390
Diluted	38,106	41,389	41,471	41,249	41,031
Consolidated Balance Sheet
Total assets	$1,743,455	$1,786,418	$1,632,838	$1,472,230	$1,277,954
Cash, cash equivalents and marketable securities	520,402	485,348	394,878	301,381	277,692
Working capital	475,942	397,568	319,762	367,801	355,927
Current maturities of long-term debt	39,692	28,696	28,660	26,888	15,861
Long-term debt	250,687	268,417	78,576	124,415	148,503
Other long-term liabilities	43,604	46,441	58,419	46,556	40,641
Shareholders’ equity	767,509	700,199	694,544	621,560	550,474
Book value per share	20.06	17.75	16.60	14.91	13.23
Dividends per share	0.52	0.43	0.40	0.40	0.40
Common shares outstanding	38,267	39,451	41,834	41,682	41,612
Contract backlog	$1,699,396	$2,084,545	$2,256,587	$2,331,540	$2,437,994

*During the year ended December 31, 2006, we recorded a goodwill impairment charge of approximately $18.0 million related to our Granite Northeast operation in New York .

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are one of the largest heavy civil contractors and producers of construction materials in the United States. We are engaged in the construction and improvement of streets, roads, highways and bridges as well as dams, airport infrastructure, mass transit facilities and other infrastructure-related projects.  We produce construction materials through the use of our extensive aggregate reserves and plant facilities. We also operate a real estate development company on a significantly smaller scale. We have offices in Alaska, Arizona, California, Florida, Nevada, New York, Oregon, Texas, Utah and Washington.

Our contracts are obtained primarily through competitive bidding in response to advertisements by federal, state and local agencies and private parties and to a lesser extent through negotiation with private parties. Our bidding activity is affected by such factors as contract backlog, available personnel, current utilization of equipment and other resources, our ability to obtain necessary surety bonds and competitive considerations. Bidding activity, contract backlog and revenue resulting from the award of new contracts may vary significantly from period to period. We have three operating segments: Granite West, Granite East and Granite Land Company.

The three primary economic drivers of our business are (1) the overall health of the economy, (2) federal, state and local public funding levels, both nationally and locally and (3) population growth with the resulting private development. The level of demand for our services will have a direct correlation to these drivers. For example, a stagnant or declining economy will generally result in a reduced demand for construction in the private sector. This reduced demand increases competition for private sector projects and will ultimately also increase competition in the public sector as companies migrate from bidding on scarce private sector work to projects in the public sector. Greater competition can reduce our revenue growth and/or have a downward impact on gross profit margins. In addition, a stagnant or declining economy tends to produce less tax revenue, thereby decreasing a source of funds available for spending on public infrastructure improvements. There are funding sources that have been specifically earmarked for infrastructure spending, such as diesel and gasoline taxes, which are not as directly impacted by a stagnant or declining economy. However, even these funding sources can be temporarily at risk as state and local governments struggle to balance their budgets. Additionally, high fuel prices can have a dampening effect on consumption, resulting in overall lower tax revenue. Conversely, higher public funding as well as an expanding or robust economy will generally increase demand for our services and provide opportunities for revenue growth and margin improvement.

Our general and administrative costs include salaries and related expenses, incentive compensation, discretionary profit sharing, provision for doubtful accounts and other costs to support our business. In general, these costs will increase in response to the growth and the related increased complexity of our business. These costs will vary depending on the number of projects in process in a particular area and the corresponding level of estimating activity. For example, as large projects are completed or if the level of work slows down in a particular area, we will often re-assign project employees to estimating and bidding activities until another project gets underway, temporarily allocating their salaries and related costs from cost of revenue to general and administrative expense. Additionally, our compensation strategy for selected management personnel is to rely heavily on a variable cash and restricted stock performance-based incentive element. The cash portion of these incentives is expensed when earned while the restricted stock portion is expensed over the vesting period of the restricted stock award (generally three to five years). Depending on the mix of cash and restricted stock, these incentives can have the effect of materially altering general and administrative expenses from year to year.

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

Certain of our accounting policies and estimates require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from construction contracts, the valuation of real estate held for development and sale and other long-lived assets, and insurance estimates. We evaluate all of our estimates and judgments on an on-going basis.

Revenue Recognition for Construction Contracts

Our contracts with our customers are primarily either “fixed unit price” or “fixed price.” Under fixed unit price contracts, we are committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete poured or cubic yards of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk that we may not be able to perform all the work profitably for the specified contract amount. The percentage of fixed price contracts in our contract backlog decreased from approximately 72.0% at December 31, 2007 to approximately 68.7% at December 31, 2008. All state and federal government contracts and many of our other contracts provide for termination of the contract at the convenience of the party contracting with us, with provisions to pay us for work performed through the date of termination.

We use the percentage of completion accounting method for construction contracts in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenue and earnings on construction contracts, including construction joint ventures, are recognized using the percentage of completion method in the ratio of costs incurred to estimated final costs. Revenue in an amount equal to cost incurred is recognized prior to contracts reaching 25% completion. The related profit is deferred until the period in which such percentage completion is attained. It is our judgment that until a project reaches 25% completion, there is insufficient information to determine what the estimated profit on the project will be with a reasonable level of assurance. In the case of large, complex design/build projects we may continue to defer profit recognition beyond the point of 25% completion based on an evaluation of specific project risks. The factors considered in this evaluation of risk associated with each design/build project include the stage of design completion, the stage of construction completion, status of outstanding purchase orders and subcontracts, certainty of quantities, certainty of schedule and the relationship with the owner.

Revenue from contract claims is recognized when we have a signed settlement agreement and payment is assured. Revenue from contract change orders, which occur in most large projects, is recognized when the owner has agreed to the change order in writing. Provisions are recognized in the consolidated statements of income for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. Contract cost consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). Depreciation is provided using accelerated methods for construction equipment. Contract cost is recorded as incurred and revisions in contract revenue and cost estimates are reflected when known. The completion threshold for the start of contract profit recognition is applied to all percentage of completion projects unless and until we project a loss on the project, in which case the estimated loss is immediately recognized.

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Our cost estimates for all of our significant projects use a highly detailed “bottom up” approach and we believe our experience allows us to provide materially reliable estimates. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include the completeness and accuracy of the original bid, costs associated with added scope changes, extended overhead due primarily to owner and weather delays, subcontractor performance issues, changes in productivity expectations, site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable), the availability and skill level of workers in the geographic location of the project and a change in the availability and proximity of equipment and materials. The foregoing factors as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit between periods and these fluctuations may be significant. Substantial changes in cost estimates, particularly in our larger, more complex projects have had, and can in future periods have, a significant effect on our profitability.

Valuation of Real Estate Held for Development and Sale and other Long Lived Assets

Real estate held for development and sale and other long-lived assets, which include property, equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets. Circumstances which could trigger an impairment review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; or current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the cash flows expected to result from the use and eventual disposal of the asset. An impairment loss is recognized in the consolidated statements of income when the carrying amount is not recoverable and exceeds fair value. In 2008 and 2007 our analyses determined that portions of our real estate held for development and sale were impaired. As a result, we recorded impairment charges for the years ended 2008 and 2007 in the amount of $4.5 million and a $3.0 million, respectively.

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

Insurance Estimates

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

Results of Operations

Comparative Financial Summary
Years ended December 31,	2008	2007	2006
(in thousands)
Total revenue	$2,674,244	$2,737,914	$2,969,604
Gross profit	468,720	410,744	295,720
Operating income	216,691	174,885	88,636
Other income	16,739	23,509	24,381
Provision for income taxes	67,692	65,470	38,678
Minority interest in consolidated subsidiaries	(43,334)	(20,859)	6,170
Net income	122,404	112,065	80,509

Our results of operations for the year ended December 31, 2008 reflect a 14.1% improvement in gross profit over 2007. This was driven by improvements in Granite East, partially offset by slightly lower margins in Granite West.  Granite Land Company experienced a gross loss during the period versus a gross profit in 2007. The increase in minority interest reflects the increased profitability of joint venture work and an increase in the volume or size of our joint venture work.

Revenue

Total Revenue
Years ended December 31,	2008		2007		2006
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Revenue by Division:
Granite West	$1,970,196	73.7	$1,928,751	70.4	$1,927,996	64.9
Granite East	695,035	26.0	768,451	28.1	1,006,617	33.9
Granite Land Company	9,013	0.3	40,712	1.5	34,991	1.2
Total	$2,674,244	100.0	$2,737,914	100.0	$2,969,604	100.0

Granite West Revenue
Years ended December 31,	2008		2007		2006
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
California:
Public sector	$697,551	67.8	$595,733	56.7	$537,967	48.5
Private sector	106,489	10.4	215,770	20.5	300,245	27.0
Material sales	224,736	21.8	239,660	22.8	272,039	24.5
Total	$1,028,776	100.0	$1,051,163	100.0	$1,110,251	100.0
West (excluding California):
Public sector	$721,922	76.7	$563,392	64.2	$508,559	62.2
Private sector	91,119	9.7	178,156	20.3	171,166	20.9
Material sales	128,379	13.6	136,040	15.5	138,020	16.9
Total	$941,420	100.0	$877,588	100.0	$817,745	100.0
Total Granite West:
Public sector	$1,419,473	72.0	$1,159,125	60.1	$1,046,526	54.3
Private sector	197,608	10.0	393,926	20.4	471,411	24.4
Material sales	353,115	18.0	375,700	19.5	410,059	21.3
Total	$1,970,196	100.0	$1,928,751	100.0	$1,927,996	100.0

Granite West Revenue: Revenue from Granite West for the year ended December 31, 2008 increased by $41.4 million, or 2.1%, compared with the year ended December 31, 2007. The increase in public sector revenue was primarily attributable to profitable progress toward completion of federally funded security projects and the positive effect of the resolution of significant uncertainties on certain projects. The decreases in private sector and materials revenue were driven by the ongoing contraction of credit markets and residential construction in all geographic areas in which Granite West operates.  We continue to see additional competition for the available public sector work, as competitors migrate from increasingly scarce private sector work.

Granite East Revenue
Years ended December 31,	2008		2007		2006
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Revenue by Geographic Area:
Midwest	$175,763	25.3	$93,896	12.2	$43,480	4.3
Northeast	125,024	18.0	196,653	25.6	259,462	25.8
South	128,454	18.5	125,164	16.3	217,647	21.6
Southeast	221,167	31.8	299,084	38.9	281,568	28.0
West	44,627	6.4	53,654	7.0	204,460	20.3
Total	$695,035	100.0	$768,451	100.0	$1,006,617	100.0
Revenue by Market Sector:
Public sector	$675,188	97.1	$747,580	97.3	$979,475	97.3
Private sector	19,847	2.9	20,871	2.7	27,042	2.7
Material sales	-	-	-	-	100	-
Total	$695,035	100.0	$768,451	100.0	$1,006,617	100.0
Revenue by Contract Type:
Fixed unit price	$56,543	8.1	$128,501	16.7	$243,103	24.2
Fixed price, including design/build	638,492	91.9	639,950	83.3	763,395	75.8
Other	-	-	-	-	119	-
Total	$695,035	100.0	$768,451	100.0	$1,006,617	100.0

Granite East Revenue: Revenue from Granite East for the year ended December 31, 2008 decreased by $73.4 million, or 9.6%, compared with the year ended December 31, 2007. This decrease is reflective, in part, of our plan to slow revenue growth in the division over the last several years to focus on execution and improved profitability. Geographically, the largest decreases were experienced in the Southeast and Northeast due primarily to certain large projects nearing completion. Increases in the Midwest and South resulted from revenue contributions from progress on a large design/build project in St. Louis, Missouri and project productivity on a bridge project in Mississippi, respectively.

The following table provides additional information about revenue from our large projects for the years ended December 31, 2008, 2007 and 2006:

Large Project Revenue
Years ended December 31,	2008	2007	2006
(in thousands)
Granite West	$245,514	$160,232	$185,474
Number of projects*	8	6	6
Granite East	$621,215	$732,086	$889,201
Number of projects*	19	31	28
Total	$866,729	$892,318	$1,074,675
Number of projects*	27	37	34

    * Includes only projects with a total contract value greater than $50.0 million and over $1.0 million of revenue in the respective periods.

Granite Land Company Revenue: Revenue from GLC for the year ended December 31, 2008 decreased by $31.7 million, or 77.9%, compared to the year ended December 31, 2007. GLC’s revenue is dependent on the timing of real estate sales transactions, which are relatively few in number and can cause variability in the timing of revenue and profit recognition. The current real estate downturn and associated tightening of credit markets has had a direct impact on the anticipated timing of several GLC development projects.

Contract Backlog

Total Contract Backlog
December 31,	2008		2007
(in thousands)	Amount	Percent	Amount	Percent
Contract Backlog by Division:
Granite West	$788,872	46.4	$854,142	41.0
Granite East	910,524	53.6	1,230,403	59.0
Total	$1,699,396	100.0	$2,084,545	100.0

Granite West Contract Backlog
December 31,	2008		2007
(in thousands)	Amount	Percent	Amount	Percent
California:
Public sector	$430,421	94.8	$352,398	83.9
Private sector	23,841	5.2	67,479	16.1
Total	$454,262	100.0	$419,877	100.0
West (excluding California):
Public sector	$319,271	95.4	$398,380	91.7
Private sector	15,339	4.6	35,885	8.3
Total	$334,610	100.0	$434,265	100.0
Total Granite West contract backlog:
Public sector	$749,692	95.0	$750,778	87.9
Private sector	39,180	5.0	103,364	12.1
Total	$788,872	100.0	$854,142	100.0

Granite West Contract Backlog: Granite West contract backlog of $788.9 million at December 31, 2008 was $65.3 million, or 7.6%, lower than at December 31, 2007. The reduction in contract backlog was primarily a result of the ongoing contraction of residential construction and credit markets.  The reduced residential demand has also increased competition on public sector work, as competitors migrate from the increasingly scarce private sector work. Granite West project awards in the fourth quarter 2008 included a $44.0 million highway rehabilitation project in California and a $42.7 million highway reconstruction project near the California-Nevada border.

Granite East Contract Backlog
December 31,	2008		2007
(in thousands)	Amount	Percent	Amount	Percent
Contract Backlog by Geographic Area:
Midwest	$163,795	18.0	$328,971	26.8
Northeast	250,232	27.5	133,052	10.8
South	91,720	10.0	144,210	11.7
Southeast	402,062	44.2	613,057	49.8
West	2,715	0.3	11,113	0.9
Total	$910,524	100.0	$1,230,403	100.0
Contract Backlog by Market Sector:
Public sector	$906,470	99.6	$1,213,484	98.6
Private sector	4,054	0.4	16,919	1.4
Total	$910,524	100.0	$1,230,403	100.0
Contract Backlog by Contract Type:
Fixed unit price	$14,086	1.5	$64,580	5.2
Fixed price including design/build	896,438	98.5	1,165,823	94.8
Total	$910,524	100.0	$1,230,403	100.0

Granite East Contract Backlog: Granite East contract backlog of $910.5 million at December 31, 2008 was $319.9 million, or 26.0%, lower than at December 31, 2007. The decrease reflects progress on construction projects. While we continued to focus on selective bidding opportunities with higher bid margins, project awards during the year ended December 31, 2008 included a $33.8 million freeway project in Texas and a $161.4 million transit project in New York. We are a member of a joint venture team that is currently in pricing negotiations with Houston Metro for the design and construction of the proposed expansion of the Houston Rapid Transit system, and received $37.9 million in awards from Houston Metro for preliminary work associated with this project. Also, we received $67.8 million in additional awards related to our 20% share of a joint venture project to construct a transportation hub at the World Trade Center in New York. As of December 2008, the total joint venture contract value stands at approximately $1.0 billion.  However, we currently expect total revenue for this contract to exceed $2.5 billion of which our share could exceed $500.0 million, the majority of which should be awarded by year end 2009.

The following tables provide additional information about our large project contract backlog at December 31, 2008 and 2007:

Large Project Contract Backlog
December 31,	2008	2007
(dollars in thousands)
Granite West	$243,818	$223,952
Number of projects**	6	5
Granite East	$868,638	$1,189,998
Number of projects**	14	18
Total	$1,112,456	$1,413,950
Number of projects**	20	23

    **Includes only projects with total contract value greater than $50.0 million and remaining contract backlog over $1.0 million at the respective dates.

Large Project Contract Backlog by Expected Profitability
December 31, 2008 (dollars in thousands)	Number of Projects***	Average Percent Complete	Remaining Contract Backlog	Percent
Projects with forecasted loss
Granite West	1	44%	$104,428	9.4%
Granite East	6	65%	66,670	6.0%
Total	7	52%	171,098	15.4%
Projects with forecasted profit
Granite West	5	43%	139,390	12.5%
Granite East	8	36%	801,968	72.1%
Total	13	37%	941,358	84.6%
Total	20		$1,112,456	100.0%

December 31, 2007 (dollars in thousands)	Number of Projects***	Average Percent Complete	Remaining Contract Backlog	Percent
Projects with forecasted loss
Granite West	1	38%	$80,688	5.7%
Granite East	9	58%	145,016	10.3%
Total	10	51%	225,704	16.0%
Projects with forecasted profit
Granite West	4	44%	143,264	10.1%
Granite East	9	24%	1,044,982	73.9%
Total	13	27%	1,188,246	84.0%
Total	23		$1,413,950	100.0%

    ***Includes only projects with total contract value greater than $50.0 million and remaining contract backlog over $1.0 million.

Gross Profit (Loss)

The following table presents gross profit (loss) by business segment for the respective periods:

Gross Profit (Loss)
Years ended December 31,	2008	2007	2006
(in thousands)
Granite West	$348,259	$370,429	$350,587
Percent of division revenue	17.7%	19.2%	18.2%
Granite East	$120,866	$25,824	$(72,565)
Percent of division revenue	17.4%	3.4%	(7.2)%
Granite Land Company	$(1,523)	$15,840	$17,570
Percent of division revenue	(16.9)%	38.9%	50.2%
Other	$1,118	$(1,349)	$128
Total	$468,720	$410,744	$295,720
Percent of total revenue	17.5%	15.0%	10.0%

Gross Profit (Loss): We recognize revenue only equal to cost, deferring profit recognition, until a project reaches 25% completion. In the case of large, complex design/build projects, we may continue to defer profit recognition beyond the point of 25% completion until such time as we believe we have enough information to make a reasonably dependable estimate of contract revenue and cost. Because we have a large number of projects at various stages of completion in Granite West, this policy generally has a lesser impact on Granite West’s gross profit on a quarterly or annual basis. However, Granite East has fewer projects in process at any given time and those projects tend to be much larger than Granite West projects. As a result, Granite East gross profit as a percent of revenue can vary significantly in periods where one or several very large projects reach our percentage of completion threshold and the deferred profit is recognized or conversely, in periods where contract backlog is growing rapidly and a higher percentage of projects are in their early stages with no associated gross profit recognition.

Revenue from projects that have not yet reached our profit recognition threshold is as follows:

Revenue from Contracts with Deferred Profit
Years ended December 31,	2008	2007	2006
(in thousands)
Granite West	$24,148	$43,590	$24,868
Granite East	1,674	131,694	16,397
Total revenue from contracts with deferred profit	$25,822	$175,284	$41,265

We do not recognize revenue from contract claims until we have a signed agreement and payment is assured and we do not recognize revenue from contract change orders until the contract owner has agreed to the change order in writing. However, we do recognize the costs related to any contract claims or pending change orders in our forecasts when we are contractually obligated. As a result, our gross profit as a percent of revenue can vary depending on the magnitude and timing of settlement of claims and change orders.

Granite West gross profit as a percent of revenue for 2008 decreased to 17.7% from 19.2% for 2007.  The decrease was primarily due to significantly lower gross profit margins on the sale of construction materials. Construction materials gross profit as a percent of materials sales for 2008 decreased to 11.9% from 20.1% for 2007.  Construction materials margins have been negatively impacted by lower demand from the private sector for our higher margin products, higher costs of certain raw materials such as diesel fuel and liquid asphalt, and a write-down of inventory due to production in excess of estimated foreseeable forecast. Additionally, margins have been negatively impacted by the fixed costs of our plants not running at normal capacity.  These decreases were partially offset by the positive effect of project forecast changes of $64.3 million for the year ended December 31, 2008 compared with $23.0 million for the year ended December 31, 2007 (see Note 2 of the “Notes to the Consolidated Financial Statements”).

Granite East gross profit as a percent of revenue for 2008 increased to 17.4% from 3.4% for 2007. The improved gross profit margin in 2008 was driven by favorable project forecast changes, projects reaching the state of completion allowing profit recognition, and the settlement of a significant claim associated with a large design/build project nearing completion in southern California. Currently, there is only one project in Granite East for which the profit recognition threshold has not been reached. The positive effect of project forecast changes was $54.7 million for the year ended December 31, 2008 compared with $3.0 million for the year ended December 31, 2007 (see Note 2 of the “Notes to the Consolidated Financial Statements”).

When we experience significant contract forecast changes, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as a change in estimate for the current period. In our review of these changes, we did not identify any material amounts that should have been recorded in a prior period.

Included in GLC’s cost of revenue for 2008 and 2007 were impairment charges of $4.5 million and $3.0 million, respectively, on residential development projects in California. GLC’s gross loss in 2008 of $1.5 million and gross profit in 2007 of $15.8 million, included approximately $0.6 million and $8.8 million, respectively, related to our minority partners’ share.

General and Administrative Expenses

The following table presents the components of general and administrative expenses for the respective periods:

General and Administrative Expenses
Years ended December 31,	2008	2007	2006
(in thousands)
Salaries and related expenses	$131,811	$124,804	$102,935
Incentive compensation, discretionary profit sharing and other variable compensation	37,707	37,745	33,094
Provision for doubtful accounts	10,958	3,894	438
Other general and administrative expenses	77,056	79,759	63,014
Total	$257,532	$246,202	$199,481
Percent of revenue	9.6%	9.0%	6.7%

General and Administrative Expenses: General and administrative expenses increased by $11.3 million, or 4.6%, to $257.5 million in 2008 from $246.2 million in 2007.  This was due to a number of factors: an increase in the allowance for doubtful accounts primarily related to Granite West private sector receivables from real estate developers, approximately $3.0 million in severance costs associated with our voluntary opt-out program and other reductions in force, as well as the full year effect of, and integration costs associated with, businesses acquired in 2007. Other general and administrative expenses include information technology, occupancy, office supplies, depreciation, travel and entertainment, outside services, marketing, training and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses.

Gain on Sales of Property and Equipment

Gain on Sales of Property and Equipment
Years ended December 31,	2008	2007	2006
(in thousands)
Gain on sales of property and equipment	$5,503	$10,343	$10,408

Gain on Sales of Property and Equipment: Gain on sales of property and equipment decreased by $4.8 million, or 46.8%, for the year ended December 31, 2008 compared with 2007.  Sales of property and equipment can vary year to year based on timing of completion of large jobs and related sales of excess equipment.

Other Income (Expense)

The following table presents the components of other income (expense) for the respective periods:

Other Income (Expense)
Years ended December 31,	2008	2007	2006
(in thousands)
Interest income	$18,445	$26,925	$24,112
Interest expense	(16,001)	(6,367)	(4,492)
Acquisition expense	-	(7,752)	-
Equity in (loss) income of affiliates	(1,058)	5,205	2,157
Other income, net	15,353	5,498	2,604
Total	$16,739	$23,509	$24,381

Other Income (Expense): Interest income decreased $8.5 million, or 31.5%, in 2008 compared with 2007 due to the decline in short term interest rates on our invested balances. Interest expense increased in 2008 compared to 2007 due primarily to an increase in the average debt outstanding during the period. Acquisition expense in 2007 was associated with the purchase of all remaining shares of Wilder Construction Company (“Wilder”). We recorded equity in the loss of affiliates of $1.1 million during 2008 due primarily to losses associated with our investment in an asphalt terminal in Nevada. In 2007 we recorded a gain of approximately $3.9 million on the sale of a building by a partnership in which we had an equity method investment. The increase in other income, net during 2008 was primarily related to a gain of $14.4 million on the sale of an investment in our affiliate, gains on the sale of aggregate by-products of $9.3 million, and a gain of $1.2 million related to a GLC extinguishment of debt. This increase was partially offset by a $10.9 million loss on the sale of available-for-sale securities; we sold these securities as a result of changes in our investment policy and to maximize the associated tax benefit.

Provision for Income Taxes

Provision for Income Taxes
Years ended December 31,	2008	2007	2006
(in thousands)
Provision for income taxes	$67,692	$65,470	$38,678
Effective tax rate	29.0%	33.0%	34.2%

Provision for Income Taxes: Our effective tax rate decreased to 29.0% in 2008 from 33.0% in 2007. The decrease was primarily due to increases in the estimated income attributed to minority partners’ share in our consolidated construction joint ventures and other entities which are not subject to income taxes on a stand alone basis.

Minority Interest in Consolidated Subsidiaries

Minority Interest in Consolidated Subsidiaries
Years ended December 31,	2008	2007	2006
(in thousands)
Minority interest in consolidated subsidiaries	$(43,334)	$(20,859)	$6,170

Minority Interest in Consolidated Subsidiaries: Our minority interest in consolidated subsidiaries represents the minority owners’ share of the income or loss of our consolidated construction joint ventures and real estate development entities.

The increase in the minority interest in consolidated subsidiaries for the year ended December 31, 2008 compared to the prior year was largely attributable to the continued progression and the effect of changes in estimates related to certain consolidated joint venture projects for Granite East, including minority interest of approximately $17.7 million for settlement related to the resolution of revenue issues on a large project in southern California. In addition, the increase reflects the increased profitability of joint venture work, an increase in the volume of joint venture contracts and the size of our joint venture projects.

Prior Years

Revenue: Revenue from Granite West for the year ended December 31, 2007 increased by $0.8 million, or 0.1%, compared with the year ended December 31, 2006. Our California revenue decreased $59.1 million, or 5.3%, in 2007 primarily due to the continued slowing of residential construction which led to decreases in both private sector construction revenue and revenue from the sale of construction materials. These decreases were partially offset by increased California public sector revenue of $57.8 million, or 10.7%, primarily driven by a higher volume of projects available to bid. Our revenue from the West (excluding California) in 2007 included approximately $89.0 million generated as a result of our acquisition of certain assets of the Superior Group of Companies on April 3, 2007. Other than Northern Nevada, our locations outside of California have generally been less impacted by the slowing of residential construction.

Revenue from Granite East for the year ended December 31, 2007 decreased by $238.2 million, or 23.7%, compared with the year ended December 31, 2006. Geographically, the largest decreases were experienced in the West, South and Northeast.  Under a realignment effected in 2007, Granite East retained a project in the West that was nearing completion and the decrease in revenue of $150.8 million, or 73.8%, in the West reflects progress on the retained project over time.  In the South and Northeast the decreases of $92.5 million, or 42.5%, and $62.8 million, or 24.2%, respectively, were due primarily to certain large projects in Texas and New York nearing completion. Increases in the Southeast of $17.5 million, or 6.2%, resulted from revenue contributions from a large design/build project in Mississippi that was awarded in February 2006. Increases in the Midwest of $50.4 million, or 116.0%, resulted from revenue contributions from a large design/build project in Missouri that was awarded in the fourth quarter of 2006.  The percent of our revenue from fixed price contracts increased in 2007 to 83.3% due primarily to a higher percentage of design/build projects in our contract backlog.

Revenue from GLC for the year ended December 31, 2007 increased by $5.7 million, or 16.4%, compared with the year ended December 31, 2006. GLC’s revenue is dependent on the timing of real estate sales transactions, which are relatively few in number and can cause variability in the timing of revenue and profit recognition.

Contract Backlog: Granite West contract backlog of $854.1 million at December 31, 2007 was $161.5 million, or 15.9%, lower than at December 31, 2006. The decrease of $50.5 million, or 32.8%, in private sector contract backlog at December 31, 2007 compared with December 31, 2006 was primarily a result of the slowing demand for residential construction, particularly in certain California and Nevada markets. The decrease of $71.1 million, or 16.8%, in 2007 public sector contract backlog in California was largely due to increased competition for the available work as contractors migrated from the increasingly scarce private sector work. Additionally, the lower public sector contract backlog reflects progress on a $234.2 million joint venture highway reconstruction project in Utah that was awarded at the end of 2005. Granite West project awards in the fourth quarter 2007 included a $24.4 million highway reconstruction project near the California-Nevada border.

Granite East contract backlog of $1.2 billion at December 31, 2007 was $10.5 million, or 0.8%, lower than at December 31, 2006. The increase of $290.4, or 90.0%, in 2007 contract backlog in the Southeast was largely driven by the award in March 2007 of a $464.0 million joint venture design/build highway project in Maryland. The contract backlog increase in the Southeast was offset by lower contract backlog in the other Granite East geographic areas as we continued our strategy of bidding at higher margins in our home markets. Additional project awards during the year ended December 31, 2007 included a $37.0 million freeway project in Texas, a $93.0 million turnpike project in Florida and approximately $76.7 million in additional awards related to our 20% share of a joint venture project to construct a transportation hub at the World Trade Center in New York.

Gross Profit (Loss): Granite West gross profit as a percent of revenue for 2007 increased to 19.2% from 18.2% for 2006. The increase was largely due to the positive effect of project forecast changes in 2007 of approximately $23.0 million due to the settlement of outstanding issues with contract owners, higher productivity than originally estimated and the resolution of certain project uncertainties.  Additionally, in 2006 Granite West was negatively impacted by approximately $18.0 million in net project forecast changes – primarily from the estimated loss recorded on our highway project in western Oregon (see Note 2 of the “Notes to the Consolidated Financial Statements”). Construction materials gross profit as a percent of materials sales for 2007 decreased to 20.1% from 23.6% for 2006 primarily due to a change in product mix resulting from the reduced demand for certain products typically utilized in residential construction.

Granite East gross profit as a percent of revenue for 2007 increased to 3.4% from a negative gross margin of 7.2% for 2006. The improved gross profit margin in 2007 was driven by a significantly lower negative forecast estimate changes. The net impact of project forecast estimate changes for 2007 was an increase in gross profit of approximately $3.0 million compared with a decrease of  approximately $123.0 million for 2006 (see Note 2 of the “Notes to the Consolidated Financial Statements”).

GLC’s gross profit in 2007 and 2006 of $15.8 million and $17.6 million, respectively, included approximately $8.8 million and $7.8 million, respectively, related to our minority partners’ share. Included in GLC’s cost of revenue for 2007 was $3.0 million resulting from the partial impairment of a residential development project in California.

General and Administrative Expenses: General and administrative expenses increased by $46.7 million, or 23.4%, to $246.2 million in 2007 from $199.5 million in 2006. Salaries and related expenses in 2007 increased $21.9 million, or 21.2%, compared to 2006 primarily due to increased personnel and associated costs to support the addition of our new business in the state of Washington and our overall growth strategy - particularly in Granite West. Incentive compensation, discretionary profit sharing and other variable compensation in 2007 increased $4.7 million, or 14.1%, when compared to 2006 due to higher income and greater participation in our incentive compensation plans. Other general and administrative expenses, including the provision for doubtful accounts, in 2007 increased $20.2 million, or 31.8%, compared to 2006 due primarily to the addition of our new business in the state of Washington, increased costs related to technology upgrades and higher reserves for doubtful accounts. Other general and administrative expenses include information technology, occupancy, office supplies, depreciation, travel and entertainment, outside services, marketing, training and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses.

Gain on Sales of Property and Equipment: Gain on sales of property and equipment for the year ended December 31, 2007 was comparable to the prior year.

Other Income (Expense): Interest income increased $2.8 million, or 11.7%, in 2007 compared with 2006 due to higher balances of interest bearing investments. Interest expense increased in 2007 compared to 2006 due primarily to an increase in average debt outstanding under our revolving line of credit. Equity in income of affiliates for 2007 included a gain of approximately $3.9 million on a sale of a building by a partnership in which we hold an equity method investment. In December of 2007, we purchased all remaining shares of Wilder, which resulted in a charge of approximately $7.8 million. The increase in other (net) during 2007 was primarily related to capital gains of $2.9 million from certain mutual fund investments.

Provision for Income Taxes: Our effective tax rate decreased to 33.0% in 2007 from 34.2% in 2006. The decrease was primarily driven by higher minority interest in income of consolidated joint ventures and other entities which are not subject to income taxes on a stand-alone basis.  The impact of higher minority interest was partially offset by the effect of the $7.8 million charge taken related to the purchase of the remaining Wilder shares which was not deductible for tax purposes.

Minority Interest in Consolidated Subsidiaries: In 2007 our minority interest in consolidated subsidiaries represents the minority owners’ share of the income or loss of our consolidated subsidiaries - primarily Wilder, certain real estate development entities and various consolidated construction joint ventures. In 2006 we recognized a net minority interest benefit of approximately $6.2 million due to our partners’ share of losses on certain joint venture construction projects.

Outlook

We anticipate 2009 to be a challenging year as a product of the uncertainty surrounding the economic environment and its impact on many of our customers.  However, we expect the diversity and resiliency of our business model will continue to be extremely valuable as we confront these challenging economic times.

In the West, while there is enough work to bid in the public sector, we expect competition to remain very strong throughout 2009.  Our focus this year will be on targeting those opportunities where we have a competitive advantage.  We are well positioned in our markets with our strong financial position, versatile construction capability, aggregate reserves, key plant facilities and, most importantly teams of experienced and dedicated people.

The outlook for our Granite East business continues to be positive. We will be pursuing several large projects this year.  Funding for these projects is coming from various sources. Our strategy for this business has not changed and we remain very selective with regard to the projects we bid. We will continue to focus on projects where we can utilize our construction expertise, mitigate risk and deliver acceptable margins.

With regard to our Granite Land Company, our strategy in 2009 is to be flexible and patient in managing our investments.  Several of our projects have long lead times, which afford us the ability to stage the timing of sales transactions. We will continue to work on entitlements, construct improvements when prudent and take an opportunistic view of potential new investments. The expected profitability for certain development activities could continue to deteriorate to a point that could cause us to recognize impairments if there is a continued decline in the residential and commercial real estate markets in which we are operating.

On the political front, there are many uncertainties surrounding federal and state transportation funding for 2009. The American Recovery and Reinvestment Act recently signed into law provides funds for the construction of public infrastructure and facilities.  Specific to transportation, the Act provides: $27.5 billion for highways as well as $8.4 billion for transit, $8 billion for high-speed rail, $1.1 billion for the Airport Improvement Program, and $1.5 billion awarded in the form of competitive discretionary grants across the spectrum of surface transportation projects.

While infrastructure funding from the stimulus bill should give our markets a short-term boost, our longer-term focus will continue to be on the reauthorization of the Federal Highway Bill, the current version of which will expire in September. Granite, along with other industry leaders and industry associations are actively engaging Congress to develop a long-term strategy to increase and stabilize transportation infrastructure funding levels.

In California we expect the recently passed budget compromise will stabilize California’s fiscal situation.  California’s constitutional officers and legislative leaders are hopeful that the fiscal plan will allow California to sell proposition 1-B bonds into the marketplace and fund a full scale transportation program. The compromise provides full funding of proposition 42 as well as increased design build and public private partnership authority for transportation projects in the state.

While we are encouraged by the recent passage of the Federal stimulus bill and budget agreement in California, it is too early for us to know to what degree these will impact our business.

With regard to raw materials costs, we are subject to energy and petroleum related price volatility as it relates to our use of diesel fuel for our rolling stock equipment, natural gas, propane and diesel fuel to heat our plants, as well as liquid asphalt for production of asphaltic concrete. In 2008, we experienced significant price volatility in all of these commodities and there is substantial uncertainty surrounding price trends for 2009.  We continue to manage our exposure to these price changes by monitoring the costs of these commodities and pricing them into our projects and contracts accordingly.  Some of our contracts include clauses for liquid asphalt and fuel escalation and de-escalation that provide protection in the event that oil product prices change significantly.  We are exploring opportunities to better manage our exposure to commodity price volatility and take advantage of economies of scale through centralized purchasing where appropriate.

In summary, although we are cautious about our outlook for 2009, we remain optimistic about the longer-term opportunities ahead for our business.  Our Granite West business is poised to take advantage of its entrepreneurial business model in 2009.  Our Granite East business is expected to continue to deliver positive results in 2009. We continue to focus on cost cutting and improvement initiatives to develop more efficient business processes.  Overall, we are very optimistic about the long-term view of our markets and are confident that our continued strategic investment into our construction materials business and the development of our people is important to increasing long-term shareholder value.

Liquidity and Capital Resources

We believe our cash and cash equivalents, short-term investments, cash generated from operations and amounts available under our existing committed credit facility will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations through the next twelve months. If we experience a significant change in our business operating results or make a significant acquisition, we may need to acquire additional sources of financing, which, if available, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements.

December 31,	2008	2007
(in thousands)
Cash and cash equivalents excluding consolidated joint ventures	$339,842	$209,750
Consolidated joint venture cash and cash equivalents	121,001	142,684
Total consolidated cash and cash equivalents	460,843	352,434
Short-term and long-term marketable securities	59,559	132,914
Total cash, cash equivalents and marketable securities	$520,402	$485,348
Working Capital	$475,942	$397,568

Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Our cash and cash equivalents are comprised of deposits and money market funds held with established national banks, and fixed income securities having remaining maturities of three months or less from the date of purchase.  Cash and cash equivalents held by our consolidated joint ventures is for the working capital needs of each joint venture’s project. The decision to distribute cash must generally be made jointly by all of the partners and therefore these funds are not available for the working capital needs of Granite.  Our marketable securities include United States government obligations, municipal bonds and to a lesser extent, mutual funds. Primarily in response to deteriorating credit markets, we have generally not reinvested the proceeds of maturing securities and have retained these funds in cash and cash equivalents.

Due to the current fiscal situation in California, we have received notification that progress payments on certain projects may be delayed. If these payments are delayed we will be given the option to continue or suspend work. If we continue to work we will be paid interest on the delayed payment amounts. While the California budget has just recently passed, it may take some time before the affected funding sources are reestablished.

Cash Flows

Years Ended December 31,	2008	2007	2006
(in thousands)
Net cash provided by (used in):
Operating activities	$257,336	$234,788	$259,643
Investing activities	(18,257)	(166,744)	(183,683)
Financing activities	(130,670)	79,497	(70,948)
Capital Expenditures	94,135	118,612	116,238

Cash provided by operating activities of $257.3 million in 2008 represents a $22.5 million increase from the amount provided by operating activities during 2007. This increase was primarily due to proceeds from the release of escrow funds to purchase the remaining shares of our Wilder subsidiary and an increase in minority interest in consolidated subsidiaries due to higher profitability on construction joint ventures (including the effects of a large settlement of claims on a large project in southern California). This increase was partially offset by a change in the amount of billings in excess of costs and estimated earnings, net, primarily due to progress on projects that had received large mobilization payments in the prior year and cash payments for the remaining minority interest of our Wilder subsidiary in 2008.

Cash used in investing activities of $18.3 million for 2008 represents a $148.5 million decrease from the amount used in 2007 due primarily to the effect of the Wilder minority share purchase in 2007 and a decrease in the amount of cash used for business acquisitions in 2008.

Cash used in financing activities of $130.7 million for 2008 represents a change of $210.2 million from 2007. This change was largely attributable to the issuance of $200.0 million in private placement debt in 2007 and the related payoff of our revolving lines of credit. The remainder of the change was primarily due to decreased purchases of common shares in 2008, the financing cash flow portion of the Wilder minority share purchase and a decrease in contributions from our minority partners.

Capital Expenditures

During the year ended December 31, 2008, we had capital expenditures of $94.1 million compared to $118.6 million during the year ended December 31, 2007. We currently anticipate spending between $65.0 million and $140.0 million for capital expenditures in 2009, which includes amounts for construction equipment, aggregate and asphalt production facilities, buildings, leasehold improvements, development of real estate projects and aggregate reserves. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors.

Debt and Contractual Obligations

The following table summarizes our significant obligations outstanding as of December 31, 2008:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt (1)	$290,379	$39,692	$33,835	$16,705	$200,147
Operating Leases (2)	48,168	9,900	12,137	5,457	20,674
Purchase obligations under construction contracts (3)	-	-	-	-	-
Other purchase obligations (4)	62,437	45,539	10,951	3,409	2,538
Deferred compensation obligations (5)	25,155	2,037	14,446	4,322	4,350
Total	$426,139	$97,168	$71,369	$29,893	$227,709

Note: Asset retirement obligations associated with our owned and leased quarry properties (see Note 9 of the “Notes to the Consolidated Financial Statements”)  have been excluded from the above table as they are not contractual obligations.

(1)  These obligations represent the aggregate minimum principal maturities of long-term debt and do not include interest.
(2)  These obligations represent the minimum rental commitments and minimum royalty requirements under all noncancellable operating leases. See Note 18 of the “Notes to the Consolidated Financial Statements”.
(3)  In the ordinary course of business, we enter into purchase commitments for purchases of materials and subcontract services related to our current contract backlog. These purchase commitments, are generally settled in less than one year.
(4)  These obligations represent firm purchase commitments for equipment and other goods and services not connected with our construction contract backlog which are individually greater than $10,000.
(5)  The timing of expected payment of deferred compensation is based on estimated dates of retirement. Actual dates of retirement could be different and would cause the timing of payments to change.

In addition to the above, as of December 31, 2008, we had approximately $3.9 million in liabilities for uncertain tax positions. These reserves are not included in the table above because we cannot estimate the timing of payments related to such reserves.

Bank Line of Credit and Letters of Credit

We have a $150.0 million bank revolving line of credit, which allows for unsecured borrowings through June 24, 2011. Borrowings under the line of credit bear interest at LIBOR plus an applicable margin based upon certain financial ratios calculated quarterly. The margin was 0.70% at December 31, 2008. The unused and available portion of this line of credit was $145.6 million at December 31, 2008.

We had standby letters of credit totaling approximately $4.4 million outstanding at December 31, 2008, all of which will expire between February 2009 and March 2010. We are generally required by the beneficiaries of these standby letters of credit to replace them upon expiration. Additionally, we generally are required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At December 31, 2008, approximately $1.6 billion of our contract backlog was bonded. A total of $11.0 billion in performance bonds were outstanding as of December 31, 2008, which includes bonds for construction projects, both in process and completed contracts awaiting final acceptance by the owner. Generally, performance bonds do not have stated expiration dates; rather, we are generally released from the bonds when each contract is accepted by the owner. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

Restrictive covenants under the terms of our senior notes and revolving line of credit require the maintenance of certain financial ratios and the maintenance of tangible net worth (as defined). We were in compliance with these covenants at December 31, 2008. Failure to comply with these covenants could cause the amounts due under the debt agreements to become currently payable.

Share Purchase Authorization

In 2007, our Board of Directors authorized us to purchase, at management’s discretion, up to $200.0 million of our common stock. During the year ended December 31, 2008, we purchased 1.4 million common shares for a total of $43.2 million under this share purchase program. From the inception of this share purchase program in 2007 through December 31, 2008, we have purchased a total of 3.8 million common shares for an aggregate cost of $135.9 million. All shares were retired upon acquisition. At December 31, 2008, $64.1 million of the $200.0 million authorization was available for future common share purchases.

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

The venture’s contract with the project owner typically requires joint and several liability among the joint venture partners. Although our agreements with our joint venture partners for both construction joint ventures and line item joint ventures provide that each party will assume and pay its share of any losses resulting from a project, if one of our partners was unable to pay its share we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. At December 31, 2008, approximately $482.9 million of work, representing either our partners’ proportionate share of unconsolidated construction joint ventures or work that our partners are directly responsible for in line item joint ventures, had yet to be completed.

Recent Accounting Pronouncements

See Note 1 of the “Notes to the Consolidated Financial Statements” for a description of recent accounting pronouncements, including the expected dates of adoption and effects on our financial position, results of operations and cash flows.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain an investment portfolio of various holdings, types and maturities. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines prohibit investments in auction rate and asset-backed securities. They also limit the amount of our credit exposure to any one issue, issuer or type of instrument. The portfolio is limited to an average maturity of no more than one year from date of purchase. On an ongoing basis we monitor credit ratings, financial condition and other factors that could impact the carrying amount of our investment portfolio.

Marketable securities, consisting of U.S. government obligations, agencies and municipal bonds, are generally classified as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity.

We are exposed to financial market risks due largely to changes in interest rates, which we have managed primarily by managing the maturities in our investment portfolio. We currently do not have any business transactions in foreign currencies.

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

At December 31, 2008 we had outstanding: (i) senior notes payable of $13.3 million which carry a fixed interest rate of 6.54% per annum with principal payments due in nine equal annual installments that began in 2002; (ii) senior notes payable of $41.7 million which carry a fixed interest rate of 6.96% per annum with principal payments due in nine equal annual installments that began in 2005 and (iii) senior notes payable of  $200.0 million, which carry a fixed rate interest of 6.11% per annum with principal payments due in five equal annual installments beginning in 2015.

The table below presents principal amounts due by year and related weighted average interest rates for our cash and cash equivalents, held-to-maturity investments and significant debt obligations as of December 31, 2008 (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Assets
Cash, cash equivalents and held-to-maturity investments	$498,127	$21,239	$-	$-	$-	$-	$519,366
Weighted average interest rate	1.01%	3.97%	-%	-%	-%	-%	1.13%
Liabilities
Fixed rate debt
Senior notes payable	$15,000	$15,000	$8,333	$8,333	$8,334	$200,000	$255,000
Weighted average interest rate	6.77%	6.77%	6.96%	6.96%	6.96%	6.11%	6.27%

The estimated fair value of our cash, cash equivalents and short-term held-to-maturity investments approximate the principal amounts reflected above based on the generally short maturities of these financial instruments. The estimated fair value of our long-term held-to-maturity investments approximates the principal amounts above due to the relatively minor difference between the effective yields of these investments and rates currently available on similar instruments. Rates currently available to us for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. Based on the fixed borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of the senior notes payable was approximately $200.9 million as of December 31, 2008 and $270.0 million as of December 31, 2007.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Granite and the independent registered public accounting firm’s report are incorporated by reference from Part IV, Item 15(1) and (2):

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - At December 31, 2008 and 2007

Consolidated Statements of Income - Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders’ Equity and Comprehensive Income - Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows - Years Ended December 31, 2008, 2007 and 2006

Notes to the Consolidated Financial Statements

Quarterly Financial Data (unaudited)

Schedule II - Schedule of Valuation and Qualifying Accounts

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: We carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting: During the fourth quarter of 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Independent Registered Public Accounting Firm Attestation Report: PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2008. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, is included in Item 15 under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B. OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is omitted from this report. We will file our definitive proxy statement for our Annual Meeting of Shareholders to be held on May 15, 2009 (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information regarding our Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, we direct you to the subsections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Proxy Statement. For information regarding our Audit/Compliance Committee’s financial expert and our Committees of the Board, we direct you to the section captioned “Committees of the Board” in the Proxy Statement. For information regarding our Nomination Policy, we direct you to the section captioned “Board of Directors’ Nomination Policy” in the Proxy Statement. For information regarding our Code of Conduct, we direct you to the section captioned “Code of Conduct” in the Proxy Statement. This information is incorporated herein by reference. Information regarding our executive officers is contained in the section entitled “Executive Officers of the Registrant,” in Part I of this report.

Item 11. EXECUTIVE COMPENSATION

For information regarding our Executive Compensation, we direct you to the section captioned “Executive & Director Compensation and Other Matters” in the Proxy Statement. This information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is located in the subsections captioned “Stock Ownership of Beneficial Owners and Certain Management” and “Equity Compensation Plan Information” in the Proxy Statement. This information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

You will find this information in the subsections captioned “Transactions with Related Persons” and “Director Independence” in the Proxy Statement. This information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

You will find this information in the subsection captioned “Principal Accounting Fees and Services” in the Proxy Statement. This information is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1.  Financial Statements. The following consolidated financial statements and related documents are filed as part of this report:

2. Financial Statement Schedule. The following financial statement schedule of Granite for the years ended December 31, 2008, 2007 and 2006 is filed as part of this report and should be read in conjunction with the consolidated financial statements of Granite.

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

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Granite Construction Incorporated and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2)  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
San Jose, California
February 26, 2009

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
December 31,	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$460,843	$352,434
Short-term marketable securities	38,320	77,758
Accounts receivable, net	314,733	397,097
Costs and estimated earnings in excess of billings	13,295	17,957
Inventories, net	55,223	55,557
Real estate held for development and sale	75,089	51,688
Deferred income taxes	43,637	43,713
Equity in construction joint ventures	44,681	34,340
Other current assets	56,742	96,969
Total current assets	1,102,563	1,127,513
Property and equipment, net	517,678	502,901
Long-term marketable securities	21,239	55,156
Investments in affiliates	19,996	26,475
Other noncurrent assets	81,979	74,373
Total assets	$1,743,455	$1,786,418
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$39,692	$28,696
Accounts payable	174,626	213,135
Billings in excess of costs and estimated earnings	227,364	275,849
Accrued expenses and other current liabilities	184,939	212,265
Total current liabilities	626,621	729,945
Long-term debt	250,687	268,417
Other long-term liabilities	43,604	46,441
Deferred income taxes	18,261	17,945
Commitments and contingencies
Minority interest in consolidated subsidiaries	36,773	23,471
Shareholders’ equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	-	-
Common stock, $0.01 par value, authorized 150,000,000 shares in 2008 and 2007; issued and outstanding 38,266,791 shares as of December 31, 2008 and 39,450,923 shares as of December 31, 2007	383	395
Additional paid-in capital	85,035	79,007
Retained earnings	682,237	619,699
Accumulated other comprehensive (loss) income	(146)	1,098
Total shareholders’ equity	767,509	700,199
Total liabilities and shareholders’ equity	$1,743,455	$1,786,418

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
Years Ended December 31,	2008	2007	2006
Revenue
Construction	$2,312,116	$2,321,502	$2,524,454
Material sales	353,115	375,700	410,159
Real Estate	9,013	40,712	34,991
Total revenue	2,674,244	2,737,914	2,969,604
Cost of revenue
Construction	1,883,742	2,002,064	2,343,134
Material sales	311,246	300,234	313,329
Real Estate	10,536	24,872	17,421
Total cost of revenue	2,205,524	2,327,170	2,673,884
Gross Profit	468,720	410,744	295,720
General and administrative expenses	257,532	246,202	199,481
Goodwill impairment charge	-	-	18,011
Gain on sales of property and equipment	5,503	10,343	10,408
Operating income	216,691	174,885	88,636
Other income (expense)
Interest income	18,445	26,925	24,112
Interest expense	(16,001)	(6,367)	(4,492)
Acquisition expense	-	(7,752)	-
Equity in (loss) income of affiliates	(1,058)	5,205	2,157
Other income, net	15,353	5,498	2,604
Total other income	16,739	23,509	24,381
Income before provision for income taxes and minority interest	233,430	198,394	113,017
Provision for income taxes	67,692	65,470	38,678
Income before minority interest	165,738	132,924	74,339
Minority interest in consolidated subsidiaries	(43,334)	(20,859)	6,170
Net income	$122,404	$112,065	$80,509

Net income per common share
Basic	$3.25	$2.74	$1.97
Diluted	$3.21	$2.71	$1.94

Weighted average shares of common stock
Basic	37,606	40,866	40,874
Diluted	38,106	41,389	41,471

Dividends per common share	$0.52	$0.43	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except share data)
Years Ended December 31, 2006, 2007 and 2008	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Unearned Compensation	Total
Balances, December 31, 2005	41,682,010	$417	$80,619	$549,101	$1,602	$(10,179)	$621,560
Comprehensive income (see Note 16):
Net income	-	-	-	80,509	-	-
Changes in net unrealized gains (losses) on investments	-	-	-	-	1,029	-
Total comprehensive income							81,538
Reclassification of restricted stock balance upon adoption of SFAS 123-R	-	-	(10,179)	-	-	10,179	-
Restricted stock issued	202,730	2	(2)	-	-	-	-
Amortized restricted stock	-	-	7,572	-	-	-	7,572
Repurchase of common stock	(159,285)	(2)	(7,373)	-	-	-	(7,375)
Cash dividends on common stock	-	-	-	(16,735)	-	-	(16,735)
Common stock contributed to ESOP	45,300	-	1,995	-	-	-	1,995
Excess tax benefit on stock-based compensation	-	-	3,390	-	-	-	3,390
Stock options exercised and other	62,804	1	2,598	-	-	-	2,599
Balances, December 31, 2006	41,833,559	418	78,620	612,875	2,631	-	694,544
Comprehensive income:
Net income	-	-	-	112,065	-	-
Changes in net unrealized gains (losses) on investments	-	-	-	-	(1,533)	-
Total comprehensive income							110,532
Restricted stock issued	149,409	2	(2)	-	-	-	-
Stock issued for services	19,712	-	1,134	-	-	-	1,134
Amortized restricted stock	-	-	6,208	-	-	-	6,208
Repurchase of common stock	(2,558,726)	(25)	(11,092)	(86,897)	-	-	(98,014)
Cash dividends on common stock	-	-	-	(17,710)	-	-	(17,710)
Excess tax benefit on stock-based compensation	-	-	3,659	-	-	-	3,659
Impact of adopting FASB Interpretation No. 48	-	-	-	(634)			(634)
Stock options exercised and other	6,969	-	480	-	-	-	480
Balances, December 31, 2007	39,450,923	395	79,007	619,699	1,098	-	700,199
Comprehensive income:
Net income	-	-	-	122,404	-	-
Changes in net unrealized gains (losses) on investments	-	-	-	-	(1,244)	-
Total comprehensive income							121,160
Restricted stock issued	232,096	2	(2)	-	-	-	-
Stock issued for services	14,998	-	461	-	-	-	461
Amortized restricted stock	-	-	7,002	-	-	-	7,002
Repurchase of common stock	(1,440,869)	(14)	(5,561)	(39,965)	-	-	(45,540)
Cash dividends on common stock	-	-	-	(19,901)	-	-	(19,901)
Excess tax benefit on stock-based compensation	-	-	851	-	-	-	851
Non-qualified deferred compensation plan stock units	-	-	3,237	-	-	-	3,237
Stock options exercised	9,643	-	40	-	-	-	40
Balances, December 31, 2008	38,266,791	$383	$85,035	$682,237	$(146)	$-	$767,509

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Years Ended December 31,	2008	2007	2006
Operating Activities
Net income	$122,404	$112,065	$80,509
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of real estate held for development and sale	4,500	3,000	-
Goodwill impairment charge	-	-	18,011
Inventory reserve adjustment	12,848	478	2,244
Depreciation, depletion and amortization	87,311	82,157	69,180
Provision for doubtful accounts	10,958	3,894	438
Gain on sales of property and equipment	(5,503)	(10,343)	(10,408)
Change in deferred income taxes	1,190	(7,822)	(29,462)
Stock-based compensation	7,463	7,342	7,572
Excess tax benefit on stock-based compensation	(851)	(3,659)	(3,390)
Common stock contributed to ESOP	-	-	1,995
Minority interest in consolidated subsidiaries	43,334	20,859	(6,170)
Acquisition expense	-	7,752	-
Equity in loss (income) of affiliates	1,058	(5,205)	(2,157)
Acquisition of minority interest	(16,617)	-	-
Gain on sale of investment in affiliate	(14,416)	-	-
Loss on sale of marketable securities	10,939	-	-
Gain on early extinguishment of debt	(1,150)	-	-
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	100,533	102,992	(19,343)
Inventories, net	(10,812)	(10,391)	(10,612)
Real estate held for development and sale	(15,225)	2,179	(10,289)
Equity in construction joint ventures	(10,341)	(2,428)	(4,504)
Other assets, net	40,870	(12,624)	(10,073)
Accounts payable	(38,956)	(44,502)	24,805
Accrued expenses and other liabilities	(28,378)	3,198	54,474
Billings in excess of costs and estimated earnings, net	(43,823)	(14,154)	106,823
Net cash provided by operating activities	257,336	234,788	259,643
Investing Activities
Purchases of marketable securities	(71,630)	(152,954)	(233,868)
Maturities of marketable securities	108,090	195,313	153,024
Purchase of company owned life insurance	(8,000)	-	-
Proceeds from sale of marketable securities	22,499	-	-
Release of funds for acquisition of minority interest	28,332	-	-
Additions to property and equipment	(94,135)	(118,612)	(116,238)
Proceeds from sales of property and equipment	14,539	17,777	16,398
Acquisition of business	(14,022)	(76,427)	-
Contributions to affiliates	(8,053)	(6,805)	(6,982)
Distributions from affiliates	3,895	-	1,970
Acquisition of minority interest	-	(28,495)	-
Other investing activities, net	228	3,459	2,013
Net cash used in investing activities	(18,257)	(166,744)	(183,683)
Financing Activities
Proceeds from long-term debt	3,725	330,260	56,869
Long-term debt principal payments	(17,092)	(139,598)	(92,873)
Repurchase of common stock	(45,540)	(98,014)	(7,375)
Cash dividends paid	(20,055)	(16,764)	(16,722)
Contributions from minority partners	5,026	33,287	6,171
Distributions to minority partners	(45,909)	(33,813)	(23,007)
Acquisition of minority interest	(11,716)	-	-
Excess tax benefit on stock-based compensation	851	3,659	3,390
Other financing activities	40	480	2,599
Net cash (used in) provided by financing activities	(130,670)	79,497	(70,948)
Increase in cash and cash equivalents	$108,409	$147,541	$5,012
Cash and cash equivalents at beginning of year	352,434	204,893	199,881
Cash and cash equivalents at end of year	$460,843	$352,434	$204,893

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(in thousands)

Years Ended December 31,	2008	2007	2006
Supplementary Information
Cash paid during the period for:
Interest	$12,700	$6,508	$5,009
Income taxes	68,492	66,503	79,511
Non-cash investing and financing activity:
Restricted stock issued for services, net	$6,961	$11,190	$9,774
Restricted stock units issued	3,237	-	-
Accrued cash dividends	4,975	5,129	4,184
Assets acquired through issuances of debt	-	3,202	5,335
Debt payments from sale of assets	2,652	9,237	13,398
Settlement of debt from release of assets	5,250	-	-

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business: Granite Construction Incorporated is a heavy civil contractor and a construction materials producer. We are engaged in the construction of highways, dams, airport infrastructure, mass transit facilities, real estate site development and other infrastructure related projects with offices in Alaska, Arizona, California, Florida, Nevada, New York, Oregon, Texas, Utah and Washington. Unless otherwise indicated, the terms “we,”  “us,”  “our,” and “Granite” refer to Granite Construction Incorporated and its consolidated subsidiaries.

Principles of Consolidation: The consolidated financial statements include the accounts of Granite Construction Incorporated and its wholly owned and majority owned subsidiaries. All material inter-company transactions and accounts have been eliminated. We use the equity method of accounting for affiliated companies where we have the ability to exercise significant influence, but not control. Additionally, we participate in joint ventures with other construction companies and various real estate ventures. We have consolidated these ventures where we have determined that through our participation we have a variable interest and are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities, (“FIN 46(R)”). Where we have determined we are not the primary beneficiary, we account for our share of the operations of jointly controlled construction joint ventures on a pro rata basis in the consolidated statements of income and as a single line item in the consolidated balance sheets in accordance with Emerging Issues Task Force Issue 00-01, Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures, (“EITF 00-01”). Those real estate entities where we have determined we are not the primary beneficiary but do exercise significant influence are accounted for under the equity method of accounting, as a single line item in both the consolidated statements of income and in the consolidated balance sheets, in accordance with generally accepted accounting principles.

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

Revenue Recognition: We use the percentage of completion accounting method for construction contracts in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenue and earnings on construction contracts, including construction joint ventures, are recognized on the percentage of completion method in the ratio of costs incurred to estimated final costs. Revenue in an amount equal to cost incurred is recognized prior to contracts reaching 25% completion. The related profit is deferred until the period in which such percentage completion is attained. It is our judgment that until a project reaches 25% completion, there is insufficient information to determine what the estimated profit on the project will be with a reasonable level of assurance. In the case of large, complex design/build projects we may continue to defer profit recognition beyond the point of 25% completion based on evaluation of specific project risks. The factors considered in this evaluation of risk associated with each design/build project include the stage of design completion, the stage of construction completion, status of outstanding purchase orders and subcontracts, certainty of quantities, certainty of schedule and the relationship with the owner.

Revenue from contract claims is recognized when we have a signed settlement agreement and payment is assured. Revenue from contract change orders, which occur in most large projects, is recognized when the owner has agreed to the change order in writing. Provisions are recognized in the consolidated statements of income for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. Contract cost consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). Depreciation is provided using accelerated methods for construction equipment. Contract cost is recorded as incurred and revisions in contract revenue and cost estimates are reflected when known. The completion threshold for the start of contract profit recognition is applied to all percentage of completion projects unless and until we project a loss on the project, in which case the estimated loss is immediately recognized.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Our cost estimates for all of our significant projects use a highly detailed “bottom up” approach and we believe our experience allows us to provide materially reliable estimates. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include the completeness and accuracy of the original bid, costs associated with added scope changes, extended overhead due primarily to owner and weather delays, subcontractor performance issues, changes in productivity expectations, site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable), the availability and skill level of workers in the geographic location of the project and a change in the availability and proximity of equipment and materials. Incorporated in our forecasts are our best estimates of the financial impact of these project uncertainties prior to their resolution which may vary significantly from the actual amounts realized. The foregoing factors as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit between periods and these fluctuations may be significant. Substantial changes in cost estimates, particularly in our larger, more complex projects have had and can in future periods have a significant effect on our profitability.

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair Value of Financial Assets and Liabilities: As of January 1, 2008 we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of certain assets and liabilities.

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

Concentrations: We maintain the majority of our cash balances and all of our marketable securities with several financial institutions. We invest with high credit quality financial institutions and, by policy, limit the amount of credit exposure to any financial institution. Additionally, a significant portion of our labor force is subject to collective bargaining agreements.

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

Inventories: Inventories consist primarily of quarry products valued at the lower of average cost or market. We reserve inventory based on estimated quantities of materials on hand in excess of estimated foreseeable forecasts.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Real Estate Held for Development and Sale and other Long-Lived Assets: Real estate held for development and sale and other long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If we determine that such circumstances exist, we assess, and if necessary will record an impairment loss when the asset’s carrying value exceeds its estimated fair value.

The carrying amounts of all real estate development assets and other long-lived assets are evaluated for recoverability in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets (“SFAS 144”). A real estate development asset is considered impaired when its carrying amount is greater than the undiscounted future net cash flows the asset is expected to generate. The carrying value of impaired real estate development assets is generally determined based on the sum of the discounted cash flows expected to result from the eventual disposal of the asset. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to sales prices, costs, holding periods or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we used in testing for impairment are reasonable, changes in any one of our assumptions could produce a significantly different result.

Goodwill and Other Intangible Assets: We perform goodwill impairment tests in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). We perform these impairment tests annually during our fourth quarter and more frequently when events and circumstances occur that indicate a possible impairment of goodwill. In determining whether there is an impairment of goodwill, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using a discounted future cash flow method. We then compare the resulting fair value to the net book value of the reporting unit, including goodwill. If the net book value of a reporting unit exceeds its fair value, we measure and record the amount of the impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

Other intangible assets include covenants not to compete, permits, trade names and customer lists which are being amortized on a straight-line basis over terms from three to thirty years.

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

Warranties: Many of our construction contracts contain warranty provisions covering defects in equipment, materials, design or workmanship that generally run from six months to one year after our customer accepts the project. Because of the nature of our projects, including contract owner inspections of the work both during construction and prior to acceptance, we have not experienced material warranty costs for these short-term warranties and therefore, do not believe an accrual for these costs is necessary. Certain construction contracts carry longer warranty periods, ranging from two to ten years for which we have accrued an estimate of warranty cost. The warranty cost is estimated based on our experience with the type of work and any known risks relative to the project and was not material at December 31, 2008, 2007 or 2006.

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock-Based Compensation: We have adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123-R”) which requires the measurement and recognition of compensation expense for all share-based payments awards made. Share-based compensation is included in general and administrative expenses on our consolidated statements of income.

Income Taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities on the consolidated financial statements and their respective tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

We account for uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes − an Interpretation of FASB Statement 109. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in other income (expense) in the consolidated statement of income.

Computation of Earnings Per Share: Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding, excluding restricted common stock. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options, conversion of stock units and the vesting of restricted common stock.

Reclassifications: Certain reclassifications have been made to prior years consolidated financial statements and footnote disclosures to conform to current year presentation. These reclassifications had no impact on our consolidated financial statements.

  GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recent Accounting Pronouncements:

In February 2007, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) which delayed the effective date of SFAS 157, Fair Value Measurements, for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP is effective for us in 2009. The adoption of FSP 157-2 requires additional disclosures regarding fair value of non-financial assets and liabilities. We do not expect the adoption of FSP 157-2 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). Under SFAS 160, the ownership interests in subsidiaries held by parties other than the parent must be clearly identified, labeled, and presented in the consolidated balance sheets within equity, but separate from the parent’s equity and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. Lastly, SFAS 160 requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for us in 2009. As noted above, SFAS 160 requires additional disclosures and reporting standards for noncontrolling interests. We do not expect SFAS 160 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141-R, Business Combinations (“SFAS 141-R”) which revised SFAS 141, Business Combinations   (“SFAS 141”). Under SFAS 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. SFAS 141-R broadens the definition of a business and requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. SFAS 141-R will have a significant impact on the accounting for transaction costs, restructuring costs and the initial recognition of contingent assets and liabilities assumed during a business combination. Under SFAS 141-R, subsequent adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances are recorded as a component of income tax expense, rather than goodwill. Provisions of SFAS 141-R will be effective for us in 2009. The impact on the consolidated financial statements will be largely dependent upon the size and nature of the business combinations completed after the adoption of this statement.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect of such activities on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for us in 2009. As of December 31, 2008, we did not participate in any derivative instruments or any hedging activities within the scope of SFAS 133. If we do participate in any derivative instrument or hedging activity in the future, the adoption of SFAS 161 would require additional disclosures about such activities.

In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 is effective for us in 2009 and will be applied prospectively, on adoption. We do not expect FSP 142-3 to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy by Generally Accepted Accounting Principles (“SFAS 162”). This standard sets forth the sources of accounting principles and provides entities a framework for selecting the principles used in the preparation of financial statements in conformity with generally accepted accounting principles. The adoption of SFAS 162 did not have any impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and included in the computation of earnings per share. FSP EITF 03-6-1 is effective for us beginning in 2009 and prior period earnings per share will be adjusted retrospectively to conform to current period presentation. The computation of our earnings per share will be affected. As of December 31, 2008 and 2007, we had approximately 830,000 and 807,000 non-vested restricted shares with nonforfeitable dividend rights.

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 addresses a number of matters associated with the impact of SFAS No. 141R and SFAS No. 160 on the accounting for equity method investments including initial recognition and measurement and subsequent remeasurement issues. EITF 08-6 will be applied prospective to new investments and is effective for us beginning in 2009.  We do not expect EITF 08-6 to have a material impact on our consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Change in Accounting Estimates

Our gross profit in the years ended December 31, 2008, 2007 and 2006 include the effects of changes in the estimates of the profitability of certain projects.  As discussed more fully under Revenue Recognition in Note 1, our profit recognition related to construction contracts in any reporting period is derived from estimates of project revenues and costs.  Variations in project profitability due to the impact of estimating project uncertainties are a normal part of our business, and in some cases the effect of these variations on our profitability may be significant.

Granite West

The impact of significant changes in the estimates of profitability on Granite West projects was to increase gross profit for the years ended December 31, 2008 and 2007 and to decrease gross profit for the year ended December 31, 2006 as follows (in millions):

Years Ended December 31,	2008	2007	2006
Reduction in gross profit	$(19.4)	$(14.4)	$(40.5)
Increase in gross profit	83.7	37.4	22.5
Net increase (reduction) in gross profit	$64.3	$23.0	$(18.0)

Changes in estimates of project profitability on Granite West projects that individually had an impact of $1.0 million or greater on gross profit are summarized as follows (dollars in millions):

Years Ended December 31,	2008	2007	2006
Number of projects with significant downward estimate changes	3	4	6
Range of reduction to gross profit from each project, net	$1.7 - 2.2	$1.4 - 2.3	$1.1 - 21.8
Number of projects with significant upward estimate changes	16	7	5
Range of increase to gross profit from each project, net	$1.0 - 20.1	$1.0 - 2.8	$1.2 - 3.7

The reduction in estimated project profitability was due to numerous factors across a variety of projects. These include changes in productivity and quantity estimates, site conditions that differed from expectations, design issues and changes in cost expectations. The three Granite West projects with significant downward changes range from 82% to 97% complete and constitute 1.4% of backlog as of December 31, 2008.

The increased profitability estimates during the year ended December 31, 2008 were due to adjustments made to numerous projects throughout the year.  These adjustments were due primarily to the settlement of outstanding issues with contract owners, higher productivity than originally estimated, and the favorable resolution of various contract change orders and project uncertainties.

We recorded minority interest related to these estimate changes of approximately $5.0 million and $1.0 million for years ended December 31, 2008 and 2007.  There was no minority interest related to the estimate changes during 2006.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Granite East

The impact of significant changes in the estimates of profitability on Granite East gross profit was to increase gross profit for the years ended December 31, 2008 and 2007 and decrease gross profit for the year ended December 31, 2006 as follows (in millions):

Years Ended December 31,	2008	2007	2006
Reduction in gross profit	$(25.5)	$(57.0)	$(153.0)
Increase in gross profit	80.2	60.0	30.0
Net increase (reduction) in gross profit	$54.7	$3.0	$(123.0)

Changes in estimates of project profitability on Granite East projects that individually had an impact of $1.0 million or greater on gross profit are summarized as follows (dollars in millions):

Years Ended December 31,	2008	2007	2006
Number of projects with significant downward estimate changes	5	6	18
Range of reduction to gross profit from each project, net	$1.8 - 4.9	$2.0 - 32.0	$1.0 - 49.0
Number of projects with significant upward estimate changes	8	12	9
Range of increase to gross profit from each project, net	$1.3 - 32.2	$1.0 - 26.0	$1.0 - 7.0

The reductions in estimated project profitability were made in response to unanticipated changes due to a variety of factors, including changes in productivity and quantity estimates, site conditions that differed materially from our expectations, design issues, issues related to subcontractors, costs associated with owner directed scope changes and delays, changes in cost expectations in response to market factors for labor and materials, and liquidated damages. The five Granite East projects with significant downward changes range from 52% to 100% complete and constitute 5.8% of backlog as of December 31, 2008.

The Granite East projects that generated significant increased gross profit from changes in estimates during the year ended December 31, 2008 were complete or substantially complete at December 31, 2008, with the exception of one project that is at 62% complete.  The increased gross profit resulted from a combination of the settlement of certain revenue issues with the project owners and the resolution of other project uncertainties. The increase in estimates included approximately $32.2 million on a project in southern California, due primarily to the negotiated settlement of claims with the owner.

We recorded minority interest related to these estimate changes of approximately $11.0 million, $2.4 million and $24.0 million for years ended December 31, 2008, 2007 and 2006, respectively. In 2007, one of our minority partners was unable to pay its full share of a project’s projected loss.  Accordingly, we recorded expenses in the amount of $4.6 million related to this potentially uncollectible partner’s deficit minority interest.  In 2008, due to settlement of revenue issues with the owner and positive estimate changes, we recovered the previously reserved amount. No expenses related to potentially uncollectible partners’ balances have been recorded in 2008. The deficit minority interest balances of $1.1 million and $2.7 million at December 31, 2008 and 2007, respectively, have been included in other noncurrent assets in our consolidated balance sheet.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Marketable Securities

The carrying amounts of marketable securities were as follows at December 31, 2008 and 2007 (in thousands):

	Held-to-Maturity		Available-for-Sale		Total
	2008	2007	2008	2007	2008	2007
Securities classified as current:
U.S. Government and agency obligations	$20,194	$22,503	$-	$-	$20,194	$22,503
Commercial paper	-	6,473	-	-	-	6,473
Municipal bonds	17,090	14,616	-	-	17,090	14,616
Mutual funds	-	-	1,036	34,166	1,036	34,166
Total short-term marketable securities	37,284	43,592	1,036	34,166	38,320	77,758
Securities classified as long-term:
U.S. Government and agency obligations	43	34,255	-	-	43	34,255
Municipal bonds	21,196	20,901	-	-	21,196	20,901
Total long-term marketable securities	21,239	55,156	-	-	21,239	55,156
Total marketable securities	$58,523	$98,748	$1,036	$34,166	$59,559	$132,914

At December 31, 2008, scheduled maturities of held-to-maturity investments were as follows (in thousands):

Within one year	$37,284
After one year through five years	21,239
Total	$58,523

Investments in available-for-sale securities at fair value were as follows (in thousands):

December 31,	2008				2007
	Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities	$1,274	$-	$(238)	$1,036	$32,363	$1,803	$-	$34,166

We recognized unrealized holding losses of $2.0 million ($1.2 million after tax) and $2.5 million ($1.5 million after tax) related to our available-for-sale investment in mutual funds as a component of other comprehensive income for the years ended December 31, 2008 and 2007, respectively.  In addition, we recognized $10.9 million in realized losses related to the sale of our available-for-sale securities during the year ended December 31, 2008 and included this amount in other income, net on our consolidated statements of income.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Fair Value Measurement

We have no financial liabilities measured at fair value on a recurring basis.  Assets measured at fair value on a recurring basis are summarized below and included in short-term marketable securities at December 31, 2008 (in thousands).

	Fair Value Measurement at Reporting Date Using
December 31, 2008	Level 1[1]	Level 2[2]	Level 3[3]	Total
Available-for-sale securities	$1,036	$-	$-	$1,036

1Quoted prices in active markets for identical assets or liabilities.
2Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
3Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

5. Accounts Receivable (in thousands)

December 31,	2008	2007
Construction contracts:
Completed and in progress	$164,104	$193,561
Retentions	112,971	158,389
Total construction contracts	277,075	351,950
Construction material sales	25,874	32,525
Other	22,589	15,011
Total gross accounts receivable	325,538	399,486
Less: allowance for doubtful accounts	(10,805)	(2,389)
Total net accounts receivable	$314,733	$397,097

Accounts receivable include amounts billed and billable for public and private contracts and do not bear interest. The balances billed but not paid by customers pursuant to retainage provisions in construction contracts generally become due upon completion of the contracts and acceptance by the owners. Retainage amounts of $113.0 million at December 31, 2008 are expected to be collected as follows: $95.4 million in 2009, $17.0 million in 2010 and $0.6 million in 2011. The increase of $8.4 million in the allowance for doubtful accounts at December 31, 2008 when compared to December 31, 2007 was primarily related to Granite West private sector receivables from real estate developers. Included in other receivables at December 31, 2008 is $18.6 million related to the sale of our interest in TIC Holdings, Inc. and at December 31, 2007 is $3.4 million for fuel tax refunds and $3.2 million for property tax refunds.

Revenue earned by both Granite West and Granite East from federal, state and local government agencies amounted to $2.1 billion (78.3% of our total revenue) in 2008 and $1.9 billion (69.6% of our total revenue) in 2007. Revenue from the California Department of Transportation represented $257.9 million (9.6% of our total revenue) in 2008 and $272.5 million (10.0% of our total revenue) in 2007. At December 31, 2008 and 2007, no customer had an accounts receivable balance in excess of 10% of our net accounts receivable.

6. Inventories

Inventories consist primarily of quarry products and are stated on our consolidated balance sheet net of inventory reserves as follows (in thousands):

December 31,	2008	2007
Inventory	$72,575	$60,264
Inventory reserves	(17,352)	(4,707)
Inventories, net	$55,223	$55,557

During 2008 we increased the inventory reserve by $12.6 million due to production in excess of anticipated demand.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Construction and Line Item Joint Ventures

We participate in various construction joint venture partnerships. We also participate in various “line item” joint venture agreements under which each partner is responsible for performing certain discrete items of the total scope of contracted work.

Our agreements with our joint venture partners for both construction joint ventures and line item joint ventures provide that each party will assume and pay its share of any losses resulting from a project. If one of our partners is unable to pay its share, we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under our joint venture arrangements beyond our stated ownership interest include a partner’s inability to contribute additional funds to the venture in the event the project incurs a loss, or additional costs that we could incur should a partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement.

Construction Joint Ventures

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

We have determined that certain of these joint ventures are variable interest entities as defined by FIN 46(R) and related FSP’s. Per the contractual arrangements, we provided capital to these joint ventures and in return we received an ownership interest in those entities.  Under the “by design model,” as specified in FIN 46(R), these entities’ risks are designed to be passed along to the holders of variable interests. As we absorb these risks, our investments in these entities are exposed to potential returns and losses. Typically the determining factor in whether we are the primary beneficiary is the extent of our exposure to variability in the expected cash flows of the entity. Other important criteria that impact the outcome of the analysis are the relationship of activities of the variable interest entity (“VIE”) with each party, the significance of the VIE’s activity to each of the parties and the amount of equity investment as a percentage of total capitalization.

If we have determined that we are the primary beneficiary, we have consolidated those joint ventures in our consolidated financial statements. The construction joint ventures we have consolidated are engaged in five active projects with total contract values ranging from $17.6 million to $465.6 million. Our proportionate share of these consolidated joint ventures ranges from 52.5% to 99.0%.

Consistent with EITF 00-01, we account for our share of the operations of construction joint ventures in which we have determined we are not the primary beneficiary on a pro rata basis in the consolidated statements of income and as a single line item in the consolidated balance sheets.  The joint ventures in which we hold a significant interest but are not the primary beneficiary are engaged in four active construction projects with total contract values ranging from $168.0 million to $964.0 million.  Our proportionate share of equity in these joint ventures ranges from 20.0% to 25.0%.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The combined assets, liabilities and net assets of unconsolidated joint ventures in which we have determined we are not the primary beneficiary are as follows (in thousands):

December 31,	2008	2007
Assets:
Total	$272,954	$272,603
Less other partners’ interest	193,153	195,394
Company’s interest	79,801	77,209
Liabilities:
Total	151,656	186,784
Less other partners’ interest	116,536	143,915
Company’s interest	35,120	42,869
Company’s interest in net assets	$44,681	$34,340

The revenue and costs of revenue of unconsolidated joint ventures in which we have determined we are not the primary beneficiary are as follows (in thousands):

December 31,	2008	2007	2006
Revenue:
Total	$539,898	$479,901	$349,945
Less other partners’ interest	420,473	364,663	239,045
Company’s interest	119,425	115,238	110,900
Cost of revenue:
Total	505,733	446,000	281,622
Less other partners’ interest	393,150	337,785	192,802
Company’s interest	112,583	108,215	88,820
Company’s interest in gross profit	$6,842	$7,023	$22,080

Line Item Joint Ventures

The revenue for each line item joint venture partners’ discrete items of work is defined in the contract with the project owner and each venture partner bears the profitability risk associated with its own work. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We account for our portion of these contracts as project revenues and costs in our accounting system and include receivables and payables associated with our work in our consolidated financial statements.

At December 31, 2008, approximately $482.9 million of work representing our partners’ share of unconsolidated construction joint ventures and line item joint venture contracts in progress had yet to be completed.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Real Estate Entities and Investments in Affiliates

We are participants in real estate entities through our Granite Land Company (“GLC”) subsidiary. Generally, each entity is formed to accomplish a specific real estate development project. We have determined that substantially all of these entities are variable interest entities as defined by FIN 46(R) and related FSPs. When we have determined we are the primary beneficiary of a VIE, as described in Note 7, we consolidate that entity in our consolidated financial statements.

As of December 31, 2008, we also had significant interests in VIEs of which we were not the primary beneficiary. We account for our share of the operating results of real estate entities in which we have determined we are not the primary beneficiary as investments in affiliates in our consolidated balance sheets and in other income (expense) in our consolidated statements of income.

Each quarter, we evaluate whether certain “reconsideration events” have occurred which cause us to reevaluate our conclusions as to whether an entity is a VIE and whether we are the primary beneficiary. During the quarter ended December 31, 2008, we determined that our partner in an entity we had previously accounted for under the equity method had become unable to contribute a portion of its proportionate share of the additional capital required to complete the project. Consequently, we contributed $0.4 million on behalf of the partner. This contribution was a reconsideration event that caused us to reevaluate our financial interest in the entity and we concluded that we had become the primary beneficiary of the entity. Accordingly, we consolidated this entity in our consolidated financial statements as of December 31, 2008. This consolidation resulted in the addition of $22.3 million in assets, $17.2 million in liabilities and $5.1 million in minority interest.

GLC routinely assists its consolidated and equity-method real estate entities in securing debt financing from various sources.  The debt incurred by these entities is always non-recourse to us.  The amount of financial support to be provided by GLC to consolidated VIEs increased by $5.2 million and $2.3 million in 2008 and 2007, respectively due to changes in the entities’ business plans. These amounts represent additional financial support, in the form of current or future cash contributions to the consolidated entities, beyond what GLC had previously committed to provide.  Of the total $7.5 million of GLC’s additional financial support, $2.7 million has been contributed to the consolidated entities and $4.8 million remained to be contributed as of December 31, 2008.

The carrying amounts of all real estate development assets are evaluated for recoverability in accordance with SFAS 144 as discussed in Note 1. Based on our evaluations, we recognized pretax, non-cash impairment charges of $4.5 million and $3.0 million in 2008 and 2007, respectively, on assets classified as real estate held for development and sale. We recorded the charge in cost of revenue in our consolidated statements of income in our GLC segment.  In 2008, we extinguished $5.3 million in debt in exchange for real property held as collateral. We recognized a gain of $1.2 million on this transaction as the face value of the debt exceeded the carrying amount of the real property. This gain is included in other income on our consolidated statements of income for the year ended December 31, 2008.

Our agreements with our partners in our real estate entities define the management role of each partner and each partner’s financial responsibility in a residential and commercial project. If one of our partners is unable to make its required contribution or fulfill its management role, we may assume full financial and management responsibility for the project. For entities that are currently accounted for under the equity method, this may result in their consolidation in our financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Real Estate Entities

At December 31, 2008, the entities we have consolidated were engaged in residential and commercial development projects with total assets ranging from approximately $0.5 million to $27.9 million.

The breakdown by type and location of our real estate held for development and sale is summarized below (in thousands):

December 31,	2008	2007
Residential	$65,298	$42,344
Commercial	9,791	9,344
Total	$75,089	$51,688

Washington	$30,126	$26,521
California	11,155	17,606
Texas	8,004	7,561
Oregon	25,804	-
Total	$75,089	$51,688

Additionally, at December 31, 2008 we had $18.4 million in real estate held for use categorized as land and buildings included in property and equipment on our consolidated balance sheet related to consolidated real estate entities. Of the combined total of real estate held for development, sale and use of $93.5 million, approximately $87.5 million was pledged as collateral for the obligations of the real estate entities. This debt, which totaled $34.8 million at December 31, 2008 is non-recourse to Granite. Our proportionate share of the results of these entities varies depending on the ultimate profitability of the entities.

 GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investments in Affiliates

We account for entities where we have determined we are not the primary beneficiary as investments in affiliates.  At December 31, 2008, these entities were engaged in real estate development projects with total assets ranging from approximately $6.3 million to $52.1 million. Our proportionate share of the operating results of these entities varies depending on the ultimate profitability of the entities. At December 31, 2008 we had approximately $16.3 million recorded on our consolidated balance sheet related to our investment in these real estate entities.

Additionally we have non-real estate investments in affiliates that are accounted for using the equity method. The most significant of these investments is a 50% interest in a limited liability company which owns and operates an asphalt terminal in Nevada. We have made advances to the asphalt terminal limited liability company of which $5.0 million remained outstanding at December 31, 2008.

Our investment accounted for under the cost method decreased to zero during 2008 due to the sale of the remaining shares of our minority interest investment.

Our investments in affiliates is comprised of the following (in thousands):

December 31,	2008	2007
Equity method investments in real estate affiliates	$16,308	$17,472
Equity method investments in other affiliates	3,688	4,832
Total equity method investments	19,996	22,304
Cost method investments	-	4,171
Total investments in affiliates	$19,996	$26,475

The breakdown by type and location of our interest in our real estate ventures is summarized below (in thousands):

December 31,	2008	2007
Residential	$11,648	$11,990
Commercial	4,660	5,482
Total	$16,308	$17,472

Texas	$12,283	$12,427
Washington	4,025	-
Oregon	-	5,045
Total	$16,308	$17,472

 GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides summarized balance sheet information for our affiliates on a combined 100% basis, which primarily relate to our real estate affiliates accounted for under the equity method (in thousands):

December 31,	2008	2007
Balance sheet data:
Current assets	$147,234	$114,808
Long-term assets	49,468	49,720
Total assets	196,702	164,528
Current liabilities	8,138	18,761
Long-term liabilities	97,697	69,947
Total liabilities	105,835	88,708
Net assets	$90,867	$75,820

Our interest in affiliates’ net assets was $20.0 million and $22.3 million at December 31, 2008 and 2007, respectively.

Substantially all the assets of these entities are classified as real estate held for sale or use. All outstanding debt of these entities is non-recourse to Granite.

The following table provides summarized statement of operations information for our affiliates on a combined 100% basis, which primarily relate to our real estate affiliates accounted for under the equity method (in thousands):

Years Ended December 31,	2008	2007	2006
Earnings data:
Revenue	$57,225	$56,912	$50,353
Gross profit	6,372	32,797	9,580
(Loss) income before taxes	(3,813)	20,502	3,158
Net (loss) income	(3,813)	20,502	3,158

Our interest in affiliates’ net (loss) income was $(1.1) million, $5.2 million and $2.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Property and Equipment, net (in thousands)

December 31,	2008	2007
Land and land improvements	$119,576	$93,862
Quarry property	141,638	135,749
Buildings and leasehold improvements	94,579	79,663
Equipment and vehicles	843,045	843,570
Office furniture and equipment	35,021	28,889
Gross property and equipment	1,233,859	1,181,733
Less accumulated depreciation and depletion	716,181	678,832
Net property and equipment	$517,678	$502,901

Depreciation and depletion expense for the years ended December 31, 2008, 2007 and 2006 was $84.1 million, $81.3 million and $70.7 million, respectively. Certain property and equipment in 2007 was added as a result of acquisitions (see Note 21). We capitalized interest costs related to certain self-constructed assets of $4.7 million in 2008 and $4.1 million in 2007.

We have recorded liabilities associated with our legally required obligations to reclaim owned and leased quarry property and related facilities in accordance with SFAS 143. Approximately $7.0 million of our asset retirement obligations are included in accrued expenses and other current liabilities and approximately $14.6 million are included in other long-term liabilities on our consolidated balance sheet.

The following is a reconciliation of these asset retirement obligations (in thousands):

December 31,	2008	2007
Beginning balance	$19,529	$12,680
Revisions to estimates	318	4,742
Liabilities incurred	783	1,800
Liabilities settled	(71)	(317)
Accretion	1,068	624
Ending balance	$21,627	$19,529

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Intangible Assets

The balances of the following unamortized intangible assets from our Granite West segment are included in other noncurrent assets on our consolidated balance sheets (in thousands):

December 31,	2008	2007
Unamortized intangible assets:
Goodwill	$9,900	$9,900
Use rights	2,954	-
Total unamortized intangible assets	$12,854	$9,900

During 2008 and 2007, there were no additions or impairment charges to goodwill. During 2006, a goodwill impairment charge of $18.0 million was recorded in our Granite East segment associated with our New York-based Granite Northeast (“GNE”) reporting unit. This impairment conclusion was reached due to continuing losses at GNE, including significant unexpected losses in the year ended December 31, 2006.

The following other intangible assets from our Granite West segment are included in other noncurrent assets on our consolidated balance sheets (in thousands):

	December 31, 2008
	Gross Value	Accumulated Amortization	Net Value
Amortized intangible assets:
Permits	$36,070	(3,698)	$32,372
Trade names	1,583	(1,352)	231
Covenants not to compete	1,588	(695)	893
Customer lists and other	3,725	(1,684)	2,041
Total amortized intangible assets	$42,966	$(7,429)	$35,537

	December 31, 2007
	Gross Value	Accumulated Amortization	Net Value
Amortized intangible assets:
Permits	$36,362	(1,953)	$34,409
Trade names	1,425	(972)	453
Covenants not to compete	1,661	(410)	1,251
Customer lists and other	1,712	(671)	1,041
Total amortized intangible assets	$41,160	$(4,006)	$37,154

Amortization expense related to these intangible assets for the years ended December 31, 2008, 2007 and 2006 was $3.4 million, $2.2 million and $0.6 million, respectively. Amortization expense expected to be recorded in the future is as follows: $3.1 million in 2009, $2.5 million in 2010, $2.3 million in 2011, $2.2 million in 2012, $1.9 million in 2013 and $23.5 million thereafter.

  GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Accrued Expenses and Other Current Liabilities (in thousands)

December 31,	2008	2007
Payroll and related employee benefits	$55,088	$52,227
Accrued insurance	36,000	42,765
Loss job reserves	22,798	29,003
Wilder Construction Company purchase liability	-	27,332
Other	71,053	60,938
Total	$184,939	$212,265

Loss job reserves consist of the estimated costs for the uncompleted portion of projects forecasted at a loss (see Note 2).

12. Long-Term Debt and Credit Arrangements (in thousands)

December 31,	2008	2007
Senior notes payable	$255,000	$270,000
Mortgages	35,033	26,463
Other notes payable	346	650
Total debt	290,379	297,113
Less current maturities	39,692	28,696
Total long-term debt	$250,687	$268,417

The aggregate minimum principal maturities of long-term debt for each of the five years following December 31, 2008 are as follows (in thousands): 2009 - $39,692; 2010 - $25,484; 2011 - $8,351; 2012 - $8,352; 2013 - $8,353; and beyond 2014 - $200,147.

Senior notes payable in the amount of $13.3 million are due to a group of institutional holders. The notes are due in nine equal annual installments which began in 2002 and bear interest at 6.54% per annum. Additional senior notes payable in the amount of $41.7 million are due to a second group of institutional holders.   The notes are due in nine equal annual installments which began in 2005 and bear interest at 6.96% per annum. A third set of senior notes payable in the amount of $200.0 million are due to a third group of institutional holders.  These notes are due in five equal installments beginning in 2015 and bear interest at 6.11% per annum.  Based on the borrowing rates currently available to us for bank loans with similar terms, average maturities, and credit risk, the fair value of the senior notes payable was approximately $200.9 million as of December 31, 2008 and $270.0 million as of December 31, 2007.

We have a $150.0 million bank revolving line of credit, which allows for unsecured borrowings through June 24, 2011. Borrowings under the line of credit bear interest at LIBOR plus an applicable margin based upon certain financial ratios calculated quarterly. The margin was 0.70% at December 31, 2008. At December 31, 2008 we had no amounts outstanding under this line of credit. We also have standby letters of credit totaling $4.4 million that reduce the amount available under the line of credit. The unused and available portion of this line of credit was $145.6 million at December 31, 2008.

Mortgages consist primarily of notes incurred in connection with the purchase of property connected with our GLC subsidiary. These notes are collateralized by the property purchased and bear interest at 4.0% to 9.0% per annum with principal and interest payable in installments through 2010. The carrying amount of property pledged as collateral was approximately $87.5 million at December 31, 2008.

Restrictive covenants under the terms of our senior notes and revolving line of credit require the maintenance of certain levels of working capital and cash flow, financial ratios and the maintenance of tangible net worth (as defined) of approximately $510.0 million. We were in compliance with these covenants at December 31, 2008.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Employee Benefit Plans

Employee Stock Ownership Plan: Our Employee Stock Ownership Plan (“ESOP”) covers all employees except employees covered by collective bargaining agreements, employees of our consolidated construction joint ventures and employees previously employed by Wilder Construction Company (“Wilder”); provided however, no new participants were added to the ESOP after January 1, 2007. As of December 31, 2008, the ESOP owned 4,493,675 shares of our common stock. Dividends on shares held by the ESOP are charged to retained earnings and all shares held by the ESOP are treated as outstanding in computing our earnings per share.

Contributions to the ESOP have been discretionary and comprised shares of our stock that were purchased on the market and immediately contributed to the plan. Compensation cost is measured as the cost to purchase the shares (market value on the date of purchase and contribution). Contribution expense was $2.0 million in the year ended December 31, 2006. Effective January 1, 2007, the ESOP was amended to effectively freeze the plan. Under the amended plan, no new participants were added and no further contributions were made for the years ended December 31, 2007 or 2008.

Profit Sharing and 401(k) Plan: The plan is a defined contribution plan covering all employees except employees covered by collective bargaining agreements and employees of our consolidated construction joint ventures. Each employee can elect to have up to 50% of gross pay, not to exceed $15,500, contributed to the 401(k) plan on a before-tax basis. Matching contributions of up to 6% of an employee’s gross pay are available at the discretion of the Board of Directors. Our contributions to the Profit Sharing and 401(k) Plan for the years ended December 31, 2008, 2007 and 2006 were $11.1 million, $10.1 million and $8.1 million, respectively. Included in the contributions were 401(k) matching contributions of $11.1 million, $10.1 million and $5.6 million, respectively. We did not make contributions to the Profit Sharing Plan for the years ended December 31, 2008 or 2007. Effective April 1, 2008 certain prior Wilder employees became eligible for the Profit Sharing and 401(k) Plan. Prior to this, Wilder provided a 401(k) plan covering all of its employees and a separate defined contribution plan covering certain employees. Wilder’s contributions under these plans totaled approximately $1.7 million, $1.2 million and $2.6 million in the years ended December 31, 2008, 2007 and 2006, respectively.

Non-Qualified Deferred Compensation Plan: We offer a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of our highly compensated employees. The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the Plan and provides for a company matching contribution. As of December 31, 2008, there were approximately 49 active participants in the NQDC Plan. NQDC Plan obligations were $25.2 million as of December 31, 2008 and $27.8 million as of December 31, 2007. In October 2008, a Rabbi Trust was established to fund our NQDC Plan obligation. The Rabbi Trust will be funded with historical deferrals over a four year period, beginning October 1, 2008. Effective October 2008, all new participant deferrals will be transferred to the trust. The assets held by the Rabbi Trust at December 31, 2008 are substantially in the form of Company Owned Life Insurance.

Other: Two of our wholly owned subsidiaries, Granite Construction Company and Granite Construction Northeast, Inc. (formerly Granite Halmar Construction Company, Inc.) also contribute to various multi-employer pension plans on behalf of union employees. Under the Employee Retirement Income Security Act, a contributor to a multi-employer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. We currently have no intention of withdrawing from any of the multi-employer pension plans in which we participate. Contributions to these plans for the years ended December 31, 2008, 2007 and 2006 were $21.4 million, $24.3 million and $25.3 million, respectively.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. Shareholder’s Equity

Stock-based Compensation: We provide certain stock-based compensation under our Amended and Restated 1999 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of restricted common stock, restricted stock units, incentive and nonqualified stock options, performance units and performance shares to employees and awards to members of our Board of Directors in the form of restricted stock, stock units or stock options (“Director Options”). A total of 4,250,000 shares of our common stock have been reserved for issuance under the Plan of which approximately 2,065,041 remained available as of December 31 2008.

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the changes in our restricted stock during the years ended December 31, 2008, 2007 and 2006 are as follows (shares in thousands):

December 31,	2008		2007		2006
	Shares	Weighted-average grant-date fair value per share	Shares	Weighted-average grant-date fair value per share	Shares	Weighted-average grant-date fair value per share
Restricted shares outstanding, beginning balance	807	$35.62	877	$27.06	1,005	$21.44
Restricted shares granted	284	30.73	227	57.47	216	47.94
Restricted shares vested	(224)	20.75	(239)	25.99	(331)	23.55
Restricted shares forfeited	(37)	38.37	(58)	31.31	(13)	29.22
Restricted shares outstanding, ending balance	830	$37.83	807	$35.62	877	$27.06

Compensation cost related to restricted shares was approximately $7.0 million ($5.0 million net of tax), $6.2 million ($4.2 million net of tax) and $7.6 million ($5.0 million net of tax) for the years ended December 31, 2008, 2007 and 2006, respectively. The grant date fair value of restricted shares vested during the years ended December 31, 2008, 2007 and 2006 was approximately $4.6 million, $6.2 million and $7.8 million, respectively. As of December 31, 2008 there was $15.3 million of unrecognized compensation cost related to restricted shares which will be recognized over a remaining weighted-average period of 3.4 years.

Options and Restricted Stock Units: Options granted to our Board of Directors are immediately exercisable and expire over varying terms not to exceed 10 years. We estimate and record the fair value of each option grant using the Black-Scholes option-pricing model. Each restricted stock unit can be exchanged for a share of our common stock, has no vesting requirement and is recorded at fair value using the market price of our common stock at the date of grant. We grant performance units to the Named Executive Officers. A portion of the performance unit is earned in cash and a portion is earned in restricted stock. The restricted stock portion can be deferred into the NQDC Plan as units if the executive is 62 years of age with 10 years of service. There were 45,000 options and 114,000 restricted stock units outstanding at December 31, 2008. The number and financial impact of Director Options and restricted stock units are considered immaterial for further disclosure.

Share Repurchase Authorization: In 2007, our Board of Directors authorized us to repurchase, at management’s discretion, up to $200.0 million of our common stock.  Under this repurchase program, the Company may repurchase shares from time to time on the open market or in private transactions.  The specific timing and amount of repurchases will vary based on market conditions, securities law limitations and other factors. The share repurchase program may be suspended or discontinued at any time without prior notice. During 2008, we repurchased and retired 1.4 million shares of our common stock for $43.2 million.  At December 31, 2008, $64.1 million of the $200.0 million authorization was available for this repurchase of common stock. During 2007, we repurchased and retired 2.5 million shares of our common stock for $92.7 million. The purchase price of our common stock repurchased and retired in excess of par value is allocated between additional paid-in capital and retained earnings in accordance with Accounting Principles Board Opinion No. 6, Status of Accounting Research Bulletins.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. Weighted Average Shares Outstanding

A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income per share in the accompanying consolidated statements of income is as follows (in thousands):

Years Ended December 31,	2008	2007	2006
Weighted average shares outstanding:
Weighted average common stock outstanding	38,430	41,699	41,803
Less: weighted average non-vested restricted stock outstanding	824	833	929
Total basic weighted average shares outstanding	37,606	40,866	40,874
Diluted weighted average shares outstanding:
Basic weighted average shares outstanding	37,606	40,866	40,874
Effect of dilutive securities:
Common stock options and units	103	43	46
Restricted stock	397	480	551
Total weighted average shares outstanding assuming dilution	38,106	41,389	41,471

Restricted stock representing approximately 194,000 shares, 108,000 shares and 127,000 shares for the years ended December 31, 2008, 2007 and 2006, respectively, have been excluded from the calculation of diluted net income per share because their effects are anti-dilutive. We calculate dilutive shares on a quarterly basis and average the quarterly amounts to determine the year-end amount.

16. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

Years Ended December 31,	2008	2007	2006
Net Income	$122,404	$112,065	$80,509
Other comprehensive income (loss):
Changes in unrealized (loss) gain on investments	(2,042)	(2,502)	1,710
Tax benefit (provision) on unrealized (loss) gain	798	969	(681)
Total comprehensive income	$121,160	$110,532	$81,538

  GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17. Income Taxes

Following is a summary of the provision for income taxes (in thousands):

Years Ended December 31,	2008	2007	2006
Federal:
Current	$56,364	$61,189	$57,416
Deferred	(838)	(7,313)	(26,444)
Total federal	55,526	53,876	30,972
State:
Current	12,326	12,417	10,724
Deferred	(160)	(823)	(3,018)
Total state	12,166	11,594	7,706
Total provision for income taxes	$67,692	$65,470	$38,678

Following is a reconciliation of the statutory to effective tax rate:

Years Ended December 31,	2008	2007	2006
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	3.4	3.7	3.6
Percentage depletion deduction	(0.9)	(1.7)	(3.1)
Domestic production deduction	(1.5)	(1.9)	(1.5)
Minority interest	(6.6)	(3.5)	2.2
Other	(0.4)	1.4	(2.0)
Effective tax rate	29.0%	33.0%	34.2%

The impact on the effective tax rate related to minority interest is a result of the consolidation of construction joint ventures and other entities which are not subject to income taxes on a stand-alone basis. The change in the minority interest rate reflects the increased profitability of joint venture work and an increase in the volume and size of our joint venture contracts.

  GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Following is a summary of the deferred tax assets and liabilities (in thousands):

December 31,	2008	2007
Deferred tax assets:
Accounts receivable	$6,393	$3,158
Inventory	9,157	3,740
Insurance	2,914	3,784
Deferred compensation	15,488	13,588
Other accrued liabilities	11,514	11,431
Contract recognition	16,101	25,201
Other	941	1,478
Net operating loss carryforward	10,307	9,126
Valuation allowance	(11,649)	(10,591)
Total deferred tax assets	$61,166	$60,915
Deferred tax liabilities:
Property and equipment	$35,790	$34,441
Unrealized gain on marketable securities	-	706
Total deferred tax liabilities	$35,790	$35,147

The deferred tax asset for other accrued liabilities relates to various items including accrued vacation and accrued reclamation costs which are deductible in future periods.

Our deferred tax asset for net operating loss carryforward relates to state and local net operating loss carryforwards which expire between 2021 and 2028. We have provided a valuation allowance on the net deferred tax assets for certain state and local jurisdictions because of uncertainty regarding their realizability due to recent losses and uncertainty regarding the impact of any future tax law changes.

The following is a summary of the change in valuation allowance (in thousands):

December 31,	2008	2007	2006
Beginning balance	$10,591	$8,805	$7,133
Additions	1,058	1,786	1,672
Ending balance	$11,649	$10,591	$8,805

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Uncertain tax positions: We file income tax returns in the U.S. federal and various state and local jurisdictions.  We are currently under examination by the Internal Revenue Service for the year 2006.  We are also under examination by various state taxing authorities for the years 2004 through 2007.  We do not anticipate that any of these audits will result in a material change in our financial position.  With few exceptions, we are no longer subject to U.S. federal or state and local examinations by tax authorities for years before 2004.

We had approximately $4.3 million and $4.8 million of total gross unrecognized tax benefits as of December 31, 2008 and 2007, respectively. There were no unrecognized tax benefits that would impact the effective tax rate in any future period at either December 31, 2007 or December 31, 2008 and we do not believe it is reasonably possible that the total amount of our liability will significantly increase or decrease within twelve months of December 31, 2008.

The following represents a tabular reconciliation of unrecognized tax benefits (in thousands), the balance of which is included in other long-term liabilities on the consolidated balance sheet:

December 31,	2008	2007
Beginning balance	$4,378	$4,726
Gross increases - current-period tax positions	664	1,079
Lapse of statue of limitations	(1,154)	(1,427)
Ending balance	$3,888	$4,378

We record interest related to uncertain tax positions as interest expense and penalties as other expense in our consolidated statement of income. During the years ended December 31, 2008, 2007 and 2006, we recognized approximately $0.1 million, $0.2 million and $(0.6) million of interest expense (income), respectively.  Approximately $0.4 million of accrued interest was included in our consolidated balance sheet at both December 31, 2008 and 2007.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18. Commitments, Contingencies and Guarantees

Leases: Minimum rental commitments and minimum royalty requirements under all noncancellable operating leases, primarily quarry property, in effect at December 31, 2008 were (in thousands):

Years Ending December 31,
2009	$9,900
2010	7,200
2011	4,937
2012	3,357
2013	2,100
Later years (through 2056)	20,674
Total	$48,168

Operating lease rental expense was $11.7 million in 2008, $16.6 million in 2007 and $14.6 million in 2006.

Guarantees

As discussed in Note 7, we participate in various construction joint venture partnerships. All partners in these joint ventures are jointly and severally liable for completion of the total project under the terms of the contract with the project owner. Although our agreements with our joint venture partners provide that each party will assume and pay its share of any losses resulting from a project, if one of our partners was unable to pay its share we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. At December 31, 2008, approximately $482.9 million of work representing either our partners’ proportionate share of unconsolidated construction joint ventures or work that our partners are directly responsible for in line item joint ventures, had yet to be completed.

Surety Bonds

We may provide contract guarantees related to our services or work.  These guarantees are backed by various types of surety bonds, instruments that ensure we will perform our contractual obligations pursuant to the terms of our contract with the client.  If our services or work under a guaranteed contract are later determined to have a material defect or deficiency, we may be responsible for repairs, monetary damages or other legal remedies. When sufficient information about a material defect or deficiency on a guaranteed contract is determined to be probable, we recognize the cost of repairs and monetary damages. Currently, we have no material defects or deficiencies for which losses have or need to be recognized.

Wilder

In November 2007, we received approval from the minority shareholders of Wilder to purchase the 25% of the outstanding Wilder shares not owned by us for approximately $28.0 million in cash, which was approximately $7.8 million higher than the then-current contractual redemption price. The purchase price was deposited with an exchange agent for the benefit of the minority shareholders in December 2007 and was paid to the minority shareholders in January 2008. The excess of the amount paid for these shares over the redemption liability was recorded in our consolidated statement of income for the year ended December 31, 2007, as a one-time charge of approximately $7.8 million, and the purchase liability was reclassified from long-term to current at December 31, 2007.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19. Legal Proceedings

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

Hiawatha Project DBE Issues
The Hiawatha Light Rail Transit (“HLRT”) project was performed by Minnesota Transit Constructors (“MnTC”), a joint venture that consisted of GCCO and other unrelated companies.  GCCO was the managing partner of the joint venture, with a 56.5% interest.  The Minnesota Department of Transportation (“MnDOT”) is the contracting agency for this federally funded project.  The Metropolitan Council is the local agency conduit for providing federal funds to MnDOT for the HLRT project.  MnDOT and the U.S. Department of Transportation Office of Inspector General (“OIG”) each conducted a review of the Disadvantaged Business Enterprise (“DBE”) program maintained by MnTC for the HLRT project.  In addition, the U.S. Department of Justice (“USDOJ”) is conducting an investigation into compliance issues with respect to MnTC’s DBE Program for the HLRT project.  MnDOT and the OIG (collectively, the “Agencies”) have initially identified certain compliance issues in connection with MnTC’s DBE Program and, as a result, have determined that MnTC failed to meet the DBE utilization criteria as represented by MnTC.  Although there has been no formal administrative subpoena issued, nor has a civil complaint been filed in connection with the administrative reviews or the investigation, MnDOT has proposed a monetary sanction of $4.3 million against MnTC and specified DBE training for personnel from the members of the MnTC joint venture as a condition of awarding future projects to joint venture members of MnTC on MnDOT and Metropolitan Council work.  MnTC is fully cooperating with the Agencies and the USDOJ and, on July 2, 2007, presented its detailed written response to the initial determinations of the Agencies as well as the investigation by the USDOJ.  We have yet to receive a formal reply from the Agencies or the USDOJ, those entities instead preferring to engage in informal discussions in attempt to resolve the matter. We cannot, however, rule out the possibility of a civil or criminal actions being brought against MnTC or one or more of its members which could result in civil and criminal penalties.

US Highway 20 Project
GCCO and our wholly-owned subsidiary, Granite Northwest, Inc. are the members of a joint venture known as Yaquina River Constructors (“YRC”) which is currently constructing a new road alignment of US Highway 20 near Eddyville, Oregon under contract with the Oregon Department of Transportation (“ODOT”).  The project involves constructing seven miles of new road through steep and forested terrain in the Coast Range Mountains.  During the fall and winter of 2006, extraordinary rain events produced runoff that overwhelmed erosion control measures installed at the project and resulted in discharges to surface water in alleged violation of the stormwater permit.  The Oregon Department of Justice is conducting a criminal investigation in connection with stormwater runoff from the project.  YRC and its members are fully cooperating in the investigation, but YRC does not know whether criminal charge civil lawsuits, if any, will be brought or against whom, as a result of the investigation. Therefore, we cannot estimate what, if any, criminal or civil penalty or conditional assessment may result from this investigation.

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

In August 2008, the City announced that it would conduct an independent audit of the project.  In December 2008, the City’s audit report was released with findings that while some GCCO billings contained minor mistakes, rates paid to GCCO appear to be generally reasonable.  GCCO has reimbursed the City the undisputed overbilled amount of less than $3,000. The former San Diego City Attorney, after conducting a separate investigation of GCCO’s work on the project, filed a civil lawsuit in California Superior Court, County of San Diego on October 17, 2008 against GCCO and the one other contractor that had been awarded a similar cleanup contract with the City.  In the complaint, the City alleges both contractors knowingly presented to the City false claims for payment in violation of the California False Claims Act.  The City seeks trebled damages in an amount to be determined, and a civil penalty in the amount of $10,000 for each false claim made. After the November 2008 election in which a new City Attorney was elected, GCCO and the new City Attorney agreed to suspend the lawsuit to allow the City Attorney time to complete its investigation. GCCO believes the allegations in the City’s complaint to be without factual or legal basis and, therefore, the City’s entitlement to relief sought under the California False Claims Act is remote. GCCO will vigorously defend itself against the allegations raised.

City of Sacramento West El Camino Project
In August 2003, the City of Sacramento and GCCO entered into a contract for the construction of a public work improvement referred to as the West El Camino Widening and Bridge Replacement Project.  During the course of the project, GCCO excavated significantly more material than the City engineer’s estimated quantity for that contract bid item. GCCO filed a complaint in the California Superior Court County of Sacramento against the City in November 2006 seeking payment for the excess quantities.  In its defense to GCCO’s lawsuit, and on July 23, 2008 the City filed a cross-complaint against GCCO seeking relief pursuant to the California False Claims Act and asserting various other fraud and misrepresentation based causes of action.  The City’s cross-complaint sought $10,000 for each false claim, restitution and disgorgement of all earnings, punitive damages, attorney fees, costs and interest.  On January 23, 2009 this matter was resolved by settlement agreement in which neither party admitted fault, but paid GCCO a portion of the amount GCCO claimed for the excess quantities.

Other Legal Proceedings/Government Inquiries
We are a party to a number of other legal proceedings arising in the normal course of business.  From time to time, we also receive inquiries from public agencies seeking information concerning our compliance with government construction contracting requirements and related laws and regulations. We believe that the nature and number of these proceedings and compliance inquiries are typical for a construction firm of our size and scope. Our litigation typically involves claims regarding public liability or contract related issues. While management currently believes, after consultation with counsel, that the ultimate outcome of such proceedings and compliance inquiries which are currently pending, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations or cash flows, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations, cash flows and/or financial position for the period in which the ruling occurs. While any one of our pending legal proceedings is subject to early resolution as a result of our ongoing efforts to settle, whether or when any legal proceeding will resolve through settlement is neither predictable nor guaranteed.

    GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

20. Business Segment Information

Based on similar economic characteristics as defined in Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), our three reportable segments are Granite West; Granite East; and Granite Land Company (“GLC”).

Granite West is comprised of decentralized branch offices in the western United States that perform various heavy civil construction projects with a large portion of the work focused on new construction and improvement of streets, roads, highways, bridges and airports as well as site preparation for housing and commercial development. Although most Granite West projects are started and completed within a year, the division also has the capability of constructing larger projects and at December 31, 2008 had eight active projects, each with total contract revenue greater than $50.0 million. All of our revenue from the sale of construction materials is generated by Granite West which mines aggregates and operates plants that process aggregates into construction materials for internal use and for sale to others. These activities are vertically integrated into the Granite West business, providing both a source of profits and a competitive advantage to our construction business.

Granite East operates out of three regional offices in the eastern portion of the United States.  Its focus is on large, complex infrastructure projects, primarily east of the Rocky Mountains, and includes major highways, large dams, mass transit facilities, bridges, pipelines, canals, waterway locks and dams, and airport infrastructure. Granite East construction contracts are typically greater than two years in duration.

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summarized segment information is as follows (in thousands):

Years Ended December 31,	Granite West	Granite East	GLC	Total
2008
Revenues from external customers	$1,967,698	$697,533	$9,013	$2,674,244
Intersegment revenue transfer	2,498	(2,498)	-	-
Net revenue	1,970,196	695,035	9,013	2,674,244
Depreciation, depletion and amortization	74,584	7,922	385	82,891
Gross profit (loss)	348,259	120,866	(1,523)	467,602
Operating income (loss)	205,399	93,622	(4,143)	294,878
Segment assets	455,264	18,599	93,268	567,131
2007
Revenues from external customers	$1,923,686	$773,516	$40,712	$2,737,914
Intersegment revenue transfer	5,065	(5,065)	-	-
Net revenue	1,928,751	768,451	40,712	2,737,914
Depreciation, depletion and amortization	68,561	9,889	44	78,494
Gross profit	370,429	25,824	15,840	412,093
Operating income	230,191	766	12,031	242,988
Segment assets	450,843	27,644	51,794	530,281
2006
Revenues from external customers	$1,911,072	$1,023,541	$34,991	$2,969,604
Intersegment revenue transfer	16,924	(16,924)	-	-
Net revenue	1,927,996	1,006,617	34,991	2,969,604
Depreciation, depletion and amortization	51,965	13,802	27	65,794
Gross profit (loss)	350,587	(72,565)	17,570	295,592
Operating income (loss)	250,217	(123,052)	14,927	142,092

A reconciliation of segment operating income to consolidated totals is as follows (in thousands):

Years ended December 31,	2008	2007	2006
Total operating income for reportable segments	$294,878	$242,988	$142,092
Other income	16,739	23,509	24,381
Gain on sales of property and equipment	5,503	10,343	10,408
Unallocated other corporate expenses	(83,690)	(78,446)	(63,864)
Income before provision for income taxes and minority interest	$233,430	$198,394	$113,017

A reconciliation of segment assets to consolidated totals is as follows (in thousands):

December 31,	2008	2007
Total assets for reportable segments	$567,131	$530,281
Assets not allocated to segments:
Cash and cash equivalents	460,843	352,434
Short-term and long-term marketable securities	59,559	132,914
Deferred income taxes	43,637	43,713
Other current assets	484,674	601,920
Property and equipment	25,636	24,308
Other assets	101,975	100,848
Consolidated total assets	$1,743,455	$1,786,418

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

21. Acquisitions

Superior Group of Companies

On April 3, 2007, we acquired certain assets of the Superior Group of Companies, a Pacific Northwest-based construction materials producer and asphalt paving company, for approximately $58.6 million in cash. The acquisition agreement also provides for the payment of an additional $3.0 million for the assumption of a certain lease and related intangible assets which has not yet been completed. The acquired business operates under the name Granite Northwest, Inc. as a wholly owned subsidiary of Granite Construction Incorporated and operates as the Columbia River Branch in our Granite West segment. The purchased assets include 16 asphalt plants and related permits, more than 50 million tons of permitted aggregate reserves (owned and leased), construction equipment and rolling stock and all associated shops and buildings. We have accounted for this transaction in accordance with SFAS No. 141 and the results of the acquired business’ operations were included in our consolidated financial statements as of April 3, 2007.

Purchase Price Allocation

In accordance with SFAS No. 141, the total purchase price was allocated to the net tangible and identifiable intangible assets based on their estimated fair values as of April 3, 2007 as set forth below. The estimated fair value of the assets and liabilities acquired approximated the purchase price; therefore, no goodwill was recorded. Purchased intangibles are generally amortized on a straight-line basis over their respective useful lives. The weighted average useful life remaining of these intangibles at December 31, 2007 was approximately 18 years.

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

Other Acquisitions

In January 2008, we purchased certain assets and assumed certain liabilities of a construction materials supplier in Nevada for a purchase price of approximately $14.0 million in cash. This purchase was accounted for in accordance with SFAS 141. The effect of the operating results of the acquired business on our consolidated operating results was not material. The estimated fair value of the assets acquired approximated the purchase price; therefore, no goodwill was recorded.

In June 2007, we purchased certain assets and assumed certain liabilities of an asphalt concrete manufacturer near Santa Clara, California for cash consideration of approximately $17.8 million. This purchase was accounted for in accordance with SFAS 141. The results of the acquired business’s operations are included in our consolidated Granite West results as of June 1, 2007, the date of acquisition. The estimated fair value of the assets acquired approximated the purchase price; therefore, no goodwill was recorded.

Quarterly Results

The following table sets forth selected unaudited financial information for the eight quarters in the two-year period ended December 31, 2008. This information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contains all adjustments necessary for a fair statement thereof.

QUARTERLY FINANCIAL DATA
(unaudited - in thousands, except per share data)
2008 Quarters Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$627,324	$897,788	$694,332	$454,800
Gross profit	116,698	144,302	109,026	98,694
As a percent of revenue	18.6%	16.1%	15.7%	21.7%
Net income	$31,925	$51,738	$25,618	$13,123
As a percent of revenue	5.1%	5.8%	3.7%	2.9%
Net income per share:
Basic	$0.85	$1.38	$0.68	$0.34
Diluted	$0.84	$1.36	$0.68	$0.34

2007 Quarters Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$633,065	$846,313	$770,876	$487,660
Gross profit	98,437	136,637	127,634	48,036
As a percent of revenue	15.5%	16.1%	16.6%	9.9%
Net income (loss)	$17,168	$53,300	$43,846	$(2,249)
As a percent of revenue	2.7%	6.3%	5.7%	(0.5)%
Net income (loss) per share:
Basic	$0.43	$1.30	$1.07	$(0.05)
Diluted	$0.42	$1.28	$1.05	$(0.05)

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

                                                                                 GRANITE CONSTRUCTION INCORPORATED

                                                                                 By:  /s/ LeAnne M. Stewart
                                                                                 LeAnne M. Stewart, Senior Vice President and
                                                                                 Chief Financial Officer

Date: February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2009, by the following persons in the capacities indicated.

/s/ William G. Dorey
William G. Dorey, President, Chief Executive Officer and Director

/s/ LeAnne M. Stewart
LeAnne M. Stewart, Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ David H. Watts
David H. Watts, Chairman of the Board and Director

/s/ Claes G. Bjork
Claes G. Bjork, Director

/s/ James W. Bradford
James W. Bradford, Director

/s/ Gary M. Cusumano
Gary M. Cusumano, Director

/s/ David H. Kelsey
David H. Kelsey, Director

/s/ Rebecca A. McDonald
Rebecca A. McDonald, Director

/s/ J. Fernando Niebla
J. Fernando Niebla, Director

/s/ William H. Powell
William H. Powell, Director

SCHEDULE II

GRANITE CONSTRUCTION INCORPORATED
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Charged (Credited) to Expenses or Other Accounts, Net	Deductions and Adjustments **	Balance at End of Year
YEAR ENDED DECEMBER 31, 2008
Inventory reserves	$4,707	$12,848	$(203)	$17,352
Allowance for long-term note receivable	3,500	-	-	3,500
Allowance for doubtful accounts	2,389	10,958	(2,542)	10,805
YEAR ENDED DECEMBER 31, 2007
Inventory reserves	$7,278	$478	$(3,049)	$4,707
Allowance for long-term note receivable	3,500	-	-	3,500
Allowance for doubtful accounts	2,427	3,894	(3,932)	2,389
YEAR ENDED DECEMBER 31, 2006
Inventory reserves	$5,354	$2,244	$(320)	$7,278
Allowance for long-term note receivable	3,500	-	-	3,500
Allowance for doubtful accounts	1,606	438	383	2,427

** Deductions and adjustments for the allowances primarily relate to accounts and inventories written off.

S-1

 INDEX TO 10-K EXHIBITS

Exhibit No.		Exhibit Description

3.1	*	Certificate of Incorporation of Granite Construction Incorporated [Registration Statement on Form S-1, File No. 33-33795]
3.1.a	*	Amendment to the Certificate of Incorporation of Granite Construction Incorporated [Exhibit 3.1.a to 10-K for year ended December 31, 1998]
3.1.b	*	Amendment to Certificate of Incorporation of Granite Construction Incorporated [Exhibit 3.1.b to 10-K for year ended December 31, 2000]
3.1.c	*	Certificate of Correction of Certificate of Incorporation of Granite Construction Incorporated effective January 31, 2001 [Exhibit 3.1.c to 10-K for year ended December 31, 2000]
3.1.d	*	Certificate of Correction of Certificate of Incorporation of Granite Construction Incorporated filed May 22, 1998, effective January 31, 2001 [Exhibit 3.1.d to 10-K for year ended December 31, 2000]
3.1.e	*	Certificate of Correction of Certificate of Incorporation of Granite Construction Incorporated filed May 23, 2000, effective January 31, 2001 [Exhibit 3.1.e to 10-K for year ended December 31, 2000]
3.1.f	*	Amendment to the Certificate of Incorporation of Granite Construction Incorporated effective May 25, 2001 [Exhibit 3.1 to 10-Q for quarter ended June 30, 2001]
3.1.g	*	Certificate of Incorporation of Granite Construction Incorporated as Amended effective May 25, 2001 [Exhibit 3.1.a to 10-Q for quarter ended June 30, 2001]
3.1.h	*	Certificate of Amendment to Granite’s Certificate of Incorporation, filed with the Delaware Secretary of State on May 25, 2006 [Exhibit 3.1.a to 10-Q for quarter ended June 30, 2006]
3.1.i	*	Amendment to Certificate of Incorporation of Granite Construction Incorporated effective May 21, 2007 [Proxy Statement filed April 13, 2007]
3.2.a	*	Bylaws of Granite Construction Incorporated, as amended and restated effective February 27, 1991 [Exhibit 3.2 to 10-K for year ended December 31, 1991]
3.2.b	*	Bylaws of Granite Construction Incorporated, as amended effective November 30, 2007 [Exhibit 3.2 to 8-K filed December 4, 2007]
10.1	**	Key Management Deferred Compensation Plan II dated November 20, 2007 [Exhibit 10.1 to 10-K for year ended December 31, 2007]
10.2	**	Amendment No. 1, dated August 6, 3008, to the Key Management Deferred Compensation Plan II dated November 20, 2007 [Exhibit 10.1 to 10-Q for quarter ended September 30, 2008]
10.3	*	Granite Construction Incorporated Amended and Restated 1999 Equity Incentive Plan as amended effective May 19, 2008 [Exhibit 10.2 to 10-Q for quarter ended June 30, 2008]
10.4	*	Credit Agreement dated as of June 24, 2005 [Exhibit 10.1 to 10-Q for quarter ended June 30, 2005]
10.4a	*	Amendment No. 1 to the June 24, 2005 Credit Agreement dated as of June 23, 2006 [Exhibit 10.1 to 10-Q for quarter ended June 30, 2006]

10.4a	*	Amendment No. 2 to the June 24, 2005 Credit Agreement dated as of December 7, 2007 [Exhibit 10.1 to 8-K filed February 1, 2008]
10.5	*
Guaranty Agreement dated as of June 24, 2005 from the Subsidiaries of Granite Construction Incorporated as Guarantors of financial accommodations pursuant to the terms of the Credit Agreement dated June 24, 2005 [Exhibit 10.2 to 10-Q for quarter ended June 30, 2005]

10.6	*	Note Purchase Agreement between Granite Construction Incorporated and certain purchasers dated May 1, 2001 [Exhibit 10.3 to 10-Q for quarter ended June 30, 2001]
10.6a	*	First Amendment to Note Purchase Agreement between Granite Construction Incorporated and certain purchasers dated June 15, 2003 [Exhibit 10.4 to 10-Q for quarter ended June 30, 2003]
10.7	*
Subsidiary Guaranty Agreement from the Subsidiaries of Granite Construction Incorporated as Guarantors of the Guaranty of Notes and Note Agreement and the Guaranty of Payment and Performance dated May 1, 2001 [Exhibit 10.4 to 10-Q for quarter ended June 30, 2001]

10.8	*	Amendment to and Restated Note Purchase Agreement between Granite Construction Incorporated and certain purchasers dated November 1, 2001 [Exhibit 10.12 to 10-K for year ended December 31, 2001]
10.8a	*
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
Subsidiary Guaranty Supplement from the Subsidiaries of Granite Construction Incorporated as Guarantors of the Guaranty of Notes and Note Agreement and the Guaranty of Payment and Performance dated December 12, 2007 [Exhibit 10.10 to 10-K for year ended December 31, 2007]

10.12	* **	Executive Retention and Severance Plan effective as of September 20, 2007 [Exhibit 99.1 to 8-K filed October 22, 2007]
10.14	* **	Form of Amended and Restated Director and Officer Indemnification Agreement [Exhibit 10.10 to 10-K for year ended December 31, 2002]
21	†	List of Subsidiaries of Granite Construction Incorporated
23.1	†	Consent of PricewaterhouseCoopers, LLP
31.1	†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Incorporated by reference
**  Compensatory plan or management contract
†    Filed herewith
††  Furnished herewith