Form 10-Q
period 2009-03-31
GRANITE CONSTRUCTION INC
filed 2009-05-05
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number: 1-12911

GRANITE CONSTRUCTION INCORPORATED

State of Incorporation:	I.R.S. Employer Identification Number:
Delaware	77-0239383

Corporate Administration:
585 W. Beach Street
Watsonville, California 95076
(831) 724-1011

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2009.

Class	Outstanding
Common Stock, $0.01 par value	38,674,060 shares

Index

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS (unaudited)

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)

	March 31,	December 31,	March 31,
	2009	2008	2008
ASSETS
Current assets
Cash and cash equivalents	$390,483	$460,843	$266,427
Short-term marketable securities	22,276	38,320	79,997
Accounts receivable, net	233,867	314,733	320,526
Costs and estimated earnings in excess of billings	54,400	13,295	74,279
Inventories, net	59,254	55,223	61,432
Real estate held for development and sale	79,409	75,089	54,736
Deferred income taxes	43,484	43,637	44,728
Equity in construction joint ventures	44,423	44,681	39,893
Other current assets	52,488	56,742	62,559
Total current assets	980,084	1,102,563	1,004,577
Property and equipment, net	526,734	517,678	518,900
Long-term marketable securities	46,387	21,239	37,303
Investments in affiliates	21,768	19,996	25,713
Other noncurrent assets	79,534	81,979	72,149
Total assets	$1,654,507	$1,743,455	$1,658,642
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$34,218	$39,692	$34,071
Accounts payable	141,783	174,626	195,651
Billings in excess of costs and estimated earnings	190,540	227,364	218,935
Accrued expenses and other current liabilities	159,323	184,939	166,774
Total current liabilities	525,864	626,621	615,431
Long-term debt	251,351	250,687	257,442
Other long-term liabilities	45,836	43,604	45,479
Deferred income taxes	17,917	18,261	18,228
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	-	-	-
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding 38,679,123 shares as of March 31, 2009, 38,266,791 shares as of December 31, 2008 and 38,274,800 shares as of March 31, 2008	387	383	383
Additional paid-in capital	88,158	85,035	79,534
Retained earnings	686,129	682,237	587,881
Accumulated other comprehensive loss	-	(146)	(693)
Total Granite Construction Inc. shareholders’ equity	774,674	767,509	667,105
Noncontrolling interest	38,865	36,773	54,957
Total equity	813,539	804,282	722,062
Total liabilities and equity	$1,654,507	$1,743,455	$1,658,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - in thousands, except per share data)

Three Months Ended March 31,	2009	2008
Revenue
Construction	$317,109	$402,573
Material sales	29,846	51,554
Real estate	417	673
Total revenue	347,372	454,800
Cost of revenue
Construction	246,969	306,846
Material sales	32,183	49,056
Real estate	207	204
Total cost of revenue	279,359	356,106
Gross profit	68,013	98,694
General and administrative expenses	53,632	60,651
Gain on sales of property and equipment	2,521	401
Operating income	16,902	38,444
Other income (expense)
Interest income	2,061	6,055
Interest expense	(3,488)	(4,510)
Equity in loss of affiliates	(444)	(707)
Other income, net	3,785	8,463
Total other income	1,914	9,301
Income before provision for income taxes	18,816	47,745
Provision for income taxes	4,829	12,127
Net income	13,987	35,618
Amount attributable to noncontrolling interest	(5,067)	(22,495)
Net income attributable to Granite Construction Inc.	$8,920	$13,123

Net income per share attributable to common shareholders (see Note 11)
Basic	$0.23	$0.34
Diluted	$0.23	$0.34

Weighted average shares of common stock
Basic	37,476	38,139
Diluted	37,600	38,172

Dividends per common share	$0.13	$0.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)

Three Months Ended March 31,	2009	2008
Operating Activities
Net income	$13,987	$35,618
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	20,623	21,172
Gain on sales of property and equipment	(2,521)	(401)
Change in deferred income taxes	(283)	419
Stock-based compensation	2,777	1,609
Excess tax benefit on stock-based compensation	(413)	(746)
Equity in loss of affiliates	444	707
Acquisition of noncontrolling interest	-	(16,616)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	84,999	83,683
Inventories, net	(4,031)	(4,400)
Real estate held for development and sale	(4,383)	(3,048)
Equity in construction joint ventures	258	(5,553)
Other assets, net	5,040	36,622
Accounts payable	(32,843)	(17,484)
Accrued expenses and other current liabilities, net	(20,120)	(41,891)
Billings in excess of costs and estimated earnings	(77,929)	(113,236)
Net cash used in operating activities	(14,395)	(23,545)
Investing Activities
Purchases of marketable securities	(29,258)	(9,179)
Maturities of marketable securities	15,610	21,500
Release of funds for acquisition of noncontrolling interest	-	28,332
Additions to property and equipment	(29,601)	(30,735)
Proceeds from sales of property and equipment	3,741	3,517
Acquisition of businesses	-	(14,022)
Contributions to affiliates	(2,219)	-
Other investing activities, net	148	676
Net cash (used in) provided by investing activities	(41,579)	89
Financing Activities
Proceeds from long-term debt	2,435	1,083
Long-term debt principal payments	(7,282)	(6,683)
Cash dividends paid	(4,975)	(5,129)
Purchase of common stock	(2,017)	(45,468)
Contributions from noncontrolling partners	157	4,640
Distributions to noncontrolling partners	(3,153)	(24)
Acquisition of noncontrolling interest	-	(11,716)
Excess tax benefit on stock-based compensation	413	746
Other financing	36	-
Net cash used in financing activities	(14,386)	(62,551)
Decrease in cash and cash equivalents	(70,360)	(86,007)
Cash and cash equivalents at beginning of period	460,843	352,434
Cash and cash equivalents at end of period	$390,483	$266,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited - in thousands)

Three Months Ended March 31,	2009	2008
Supplementary Information
Cash paid during the period for:
Interest	$963	$920
Income taxes	2,687	6,097
Non-cash investing and financing activity:
Restricted stock issued for services, net	$18,675	$6,692
Restricted stock units issued	14	3,202
Accrued cash dividends	5,028	4,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2009 and 2008 and the results of our operations and cash flows for the periods presented. The December 31, 2008 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements except for the adoptions in the first quarter of 2009 of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), and Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Emerging Issues Task Force Issue (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). SFAS 160 clarifies that a noncontrolling interest, formerly minority interest, should be reported as equity in the condensed consolidated balance sheets and requires net income or loss attributable to both the parent and noncontrolling interest be disclosed separately on the face of the condensed consolidated statements of income. SFAS 160 became effective for us on January 1, 2009 and requires prior year amounts related to noncontrolling interest to be reclassified to conform to current year presentation. In addition, SFAS 160 requires a reconciliation of the carrying amount of equity attributable to Granite and amount of equity attributable to the noncontrolling interest. FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards which contain nonforfeitable rights to dividends, whether paid or unpaid, shall be included in the number of shares outstanding in our basic and diluted earnings per share (“EPS”) calculations (see Note 11).

Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

2.	Recently Issued Accounting Pronouncements:

In April 2009, the FASB issued FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”).  FSP 141(R)-1 amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues related to initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  FSP 141(R)-1 is effective for us in the first quarter of 2009. We had no business combinations during the quarter ended March 31, 2009. The impact on the consolidated financial statements in future periods will be largely dependent upon the size and nature of any future business combinations that we may complete.

In April 2009, the FASB issued FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSPs 115-2 and 124-2”), which are effective for us in the first quarter of 2009. The objectives of FSPs 115-2 and 124-2 are to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. These FSPs do not amend existing recognition and measurement guidance. We did not recognize any other-than-temporary impairment on our equity securities during the first quarter of 2009 and, therefore, these FSPs did not impact our financial statements or related footnote disclosures. If we recognize any other-than-temporary impairment on our equity securities in the future, these FSPs would provide guidance for footnote disclosures.

In April 2009, the FASB issued FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim and annual reporting periods of publicly traded companies. These FSPs also amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 will be effective for us in the second quarter of 2009 and will require additional disclosure about financial instruments.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Change in Accounting Estimates:

Our profit recognition related to construction contracts in any reporting period is derived from estimates of project revenue and costs. Variations in project profitability due to the impact of estimating project uncertainties are a normal part of our business, and in some cases the effect of these variations on our profitability may be significant. Our gross profit for the three months ended March 31, 2009 and 2008 includes the effects of significant changes in the estimates of the profitability of certain projects.

Granite West

The net impact of significant changes in the estimates of profitability on Granite West projects was to increase gross profit for the three months ended March 31, 2009 and 2008 as follows:

	Three Months Ended March 31,
(dollars in millions)	2009	2008
Increase in gross profit	$15.7	$14.6
Reduction in gross profit	(0.3)	(1.9)
Net increase in gross profit	$15.4	$12.7

Changes in estimates of project profitability on Granite West projects that individually had an impact of $1.0 million or greater on gross profit are summarized as follows:

	Three Months Ended March 31,
(dollars in millions)	2009	2008
Number of projects with upward estimate changes	5	3
Range of increase in gross profit from each project, net	$1.0 - 3.3	$1.2 - 3.1
Number of projects with downward estimate changes	-	1
Range of reduction in gross profit from each project, net	$-	$1.3

The increased profitability estimates during the three months ended March 31, 2009 and 2008 were due to the resolution of certain project uncertainties, higher productivity than originally estimated and the settlement of outstanding issues with contract owners.

Granite East

The net impact of significant changes in the estimates of profitability on Granite East gross profit was to increase gross profit for the three months ended March 31, 2009 and 2008 as follows:

	Three Months Ended March 31,
(dollars in millions)	2009	2008
Increase in gross profit	$24.8	$44.5
Reduction in gross profit	(1.5)	(6.5)
Net increase in gross profit	$23.3	$38.0

Changes in estimates of project profitability on Granite East projects that individually had an impact of $1.0 million or greater on gross profit are summarized as follows:

	Three Months Ended March 31,
(dollars in millions)	2009	2008
Number of projects with upward estimate changes	5	4
Range of increase in gross profit from each project, net	$1.0 - 17.3	$1.6 - 28.6
Number of projects with downward estimate changes	-	2
Range of reduction in gross profit from each project, net	$-	$1.4 - 1.8

The increased profitability estimates during the three months ended March 31, 2009 and 2008 included resolution of project uncertainties, the settlement of outstanding revenue issues with various contract owners and improved productivity on certain projects. Specifically included in gross profit in each of the first quarters of both 2009 and 2008 is the results of negotiated claims settlements with contract owners of $16.0 million and $28.6 million, respectively.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Fair Value Measurement:

In 2008, we adopted Statement of Financial Accounting Standards 157, Fair Value Measurements (“SFAS 157”) for financial instruments valued on a recurring basis. Effective in the quarter ended March 31, 2009, we applied SFAS 157 for nonfinancial assets and liabilities. As of March 31, 2009, the only nonfinancial assets or liabilities we had were our asset retirement obligations, which are measured at fair value at initial measurement using internal discounted cash flow calculations based upon our estimates of future retirement costs. The adoption of SFAS 157 did not impact our financial position or results of operations.

The following tables summarize financial assets we measure at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using
March 31, 2009	Level 1[1]	Level 2[2]	Level 3[3]	Total
Money market funds	$385,460	$-	$-	$385,460
Available-for-sale securities	-	-	-	-
Total	$385,460	-	$-	$385,460

	Fair Value Measurement at Reporting Date Using
December 31, 2008	Level 1[1]	Level 2[2]	Level 3[3]	Total
Money market funds	$433,121	$-	$-	$433,121
Available-for-sale securities	1,036	-	-	1,036
Total	$434,157	$-	$-	$434,157

	Fair Value Measurement at Reporting Date Using
March 31, 2008	Level 1[1]	Level 2[2]	Level 3[3]	Total
Money market funds	$226,419	$-	$-	$226,419
Available-for-sale securities	31,495	-	-	31,495
Total	$257,914	$-	$-	$257,914

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

Money market funds are included in cash and cash equivalents and available-for-sale securities are included in short-term investments on our condensed consolidated balance sheet.

5.	Inventories:

Inventories consist primarily of quarry products valued at the lower of average cost or market.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Construction and Line Item Joint Ventures:

We participate in various construction joint venture partnerships. We also participate in various “line item” joint venture agreements under which each partner is responsible for performing certain discrete items within the total scope of contracted work.

Our agreements with our joint venture partners for both construction joint ventures and line item joint ventures provide that each party will assume and pay its share of any losses resulting from a project. If one of our partners is unable to pay its share, we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under our joint venture arrangements beyond our stated ownership interest include a partner’s inability to contribute additional funds to the venture in the event the project incurs a loss or additional costs that we could incur should a partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement.

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

We have determined that certain of these joint ventures are variable interest entities (“VIEs”) as defined by FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities (“FIN 46(R)”), and related FSPs. Under our contractual arrangements, we provide capital to these joint ventures and in return we receive an ownership interest in these entities. Under the “by design model,” as specified in FIN 46(R), these entities’ risks are designed to be passed along to the holders of variable interests. As we absorb these risks, our investments in these entities are exposed to potential returns and losses. Typically the determining factor in whether we are the primary beneficiary is the extent of our exposure to variability in the expected cash flows of the entity. Other important criteria that impact the outcome of the analysis are the relationship of activities of the VIE with each party, the significance of the VIE’s activity to each of the parties and the amount of equity investment as a percentage of total capitalization.

If we have determined that we are the primary beneficiary, we have consolidated these joint ventures in our consolidated financial statements. The construction joint ventures we have consolidated are engaged in five active projects with total contract values ranging from $17.6 million to $465.8 million. Our proportionate share of these consolidated joint ventures ranges from 52.5% to 99.0%.

Consistent with Emerging Issues Task Force Issue 00-01, Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures, we account for our share of the operations of construction joint ventures in which we have determined we are not the primary beneficiary on a pro rata basis in the consolidated statements of income and as a single line item in the consolidated balance sheets. The joint ventures in which we hold a significant interest but are not the primary beneficiary are engaged in four active construction projects with total contract values ranging from $171.5 million to $1.1 billion. Our proportionate share of equity in these joint ventures ranges from 20.0% to 25.0%.

Line Item Joint Ventures

The revenue for each line item joint venture partner’s discrete items of work is defined in the contract with the project owner and each venture partner bearing the profitability risk associated with its own work. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We account for our portion of these contracts as project revenues and costs in our accounting system and include receivables and payables associated with our work in our consolidated financial statements.

At March 31, 2009, approximately $501.1 million of work representing our partners’ share of unconsolidated construction joint ventures and line item joint venture contracts in progress had yet to be completed.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Real Estate Entities and Investments in Affiliates:

We are participants in real estate entities through our Granite Land Company (“GLC”) subsidiary. Generally, each entity is formed to accomplish a specific real estate development project. We have determined that substantially all of these entities are VIEs as defined by FIN 46(R) and related FSPs. When we have determined we are the primary beneficiary of a VIE, as described in Note 6, we consolidate that entity in our consolidated financial statements.

As of March 31, 2009, we also had significant interests in VIEs of which we were not the primary beneficiary. We account for our share of the operating results of real estate entities in which we have determined we are not the primary beneficiary as investments in affiliates in our consolidated balance sheets and in other income (expense) in our condensed consolidated statements of income.

Each quarter, we evaluate whether certain “reconsideration events” have occurred which cause us to reevaluate our conclusions as to whether an entity is a VIE and whether we are the primary beneficiary. During the quarter ended March 31, 2009, there were no entities for which we became the primary beneficiary, and accordingly, there were no new real estate entities consolidated in our condensed consolidated financial statements during the quarter ended March 31, 2009.

GLC routinely assists its consolidated and equity-method real estate entities in securing debt financing from various sources. The amount of financial support to be provided by GLC to consolidated VIEs did not change in the quarter ended March 31, 2009. The amount of financial support to be provided by GLC to consolidated VIEs increased by $7.5 million in 2008 due to changes in the entities’ business plans. These amounts represent additional financial support, in the form of current or future cash contributions to the consolidated entities, beyond what GLC had previously committed to provide. Of the total $7.5 million of GLC’s additional financial support, $3.8 million has been contributed to the consolidated entities and $3.7 million remained to be contributed as of March 31, 2009.

The carrying amounts of all real estate development assets are evaluated for recoverability in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets. Based on our evaluations, we have determined that no impairment occurred during the quarter ended March 31, 2009.

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Real Estate Entities

At March 31, 2009, the entities we have consolidated were engaged in residential and commercial development projects with total assets ranging from approximately $0.6 million to $29.2 million.

The breakdown by type and location of our real estate held for development and sale is summarized below:

	March 31,	December 31,	March 31,
(in thousands)	2009	2008	2008
Residential	$69,427	$65,298	$41,001
Commercial	9,982	9,791	13,735
Total	$79,409	$75,089	$54,736

Washington	$31,731	$30,126	$26,860
California	11,571	11,155	20,112
Texas	8,153	8,004	7,764
Oregon	27,954	25,804	-
Total	$79,409	$75,089	$54,736

Additionally, at March 31, 2009 we had $19.3 million in real estate held for use included in property and equipment on our condensed consolidated balance sheet related to consolidated real estate entities. Of the combined total of real estate held for development, sale and use of $98.7 million, approximately $93.1 million was pledged as collateral for the obligations of the real estate entities. This debt totaled $36.7 million at March 31, 2009. Our proportionate share of the results of these entities varies depending on the ultimate profitability of the entities.

Investments in Affiliates

We account for entities where we have determined we are not the primary beneficiary as investments in affiliates.  At March 31, 2009, these entities were engaged in real estate development projects with total assets ranging from approximately $6.3 million to $51.4 million. Our proportionate share of the operating results of these entities varies depending on the ultimate profitability of the entities. At March 31, 2009 we had approximately $18.5 million recorded on our consolidated balance sheet related to our investment in these real estate entities.

Additionally we have non-real estate investments in affiliates that are accounted for using the equity method. The most significant of these investments is a 50% interest in a limited liability company which owns and operates an asphalt terminal in Nevada. We have made advances to the asphalt terminal limited liability company of which $5.0 million remained committed and outstanding at March 31, 2009.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our investments in affiliates is comprised of the following:

	March 31,	December 31,	March 31,
(in thousands)	2009	2008	2008
Equity method investments in real estate affiliates	$18,540	$16,308	$16,969
Equity method investments in other affiliates	3,228	3,688	4,573
Total equity method investments	21,768	19,996	21,542
Cost method investments	-	-	4,171
Total investments in affiliates	$21,768	$19,996	$25,713

The breakdown by type and location of our interests in real estate ventures is summarized below:

	March 31,	December 31,	March 31,
(in thousands)	2009	2008	2008
Residential	$13,917	$11,648	$11,915
Commercial	4,623	4,660	5,054
Total	$18,540	$16,308	$16,969

Texas	$13,366	$12,283	$11,945
Oregon	-	-	5,024
Washington	5,174	4,025	-
Total	$18,540	$16,308	$16,969

The following table provides summarized balance sheet information for our affiliates on a combined 100% basis, which primarily relate to our real estate affiliates accounted for under the equity method:

	March 31,	December 31,	March 31,
(in thousands)	2009	2008	2008
Total assets	$194,117	$196,702	$160,517
Net assets	90,439	90,867	77,623
Granite’s share of net assets	21,768	19,996	21,542

Substantially all the assets of these real estate entities in which we are participants through GLC are classified as real estate held for sale or use. All outstanding debt of these entities is non-recourse to Granite. However, there is recourse to our real estate affiliates that incurred the debt, the Limited Partnership or Limited Liability Company, of which we are a limited partner or shareholder.

8.	Property and Equipment, net:

Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net on our condensed consolidated balance sheets as follows:

	March 31,	December 31,	March 31,
(in thousands)	2009	2008	2008
Land and land improvements	$121,662	$119,576	$105,136
Quarry property	142,744	141,638	142,067
Buildings and leasehold improvements	97,507	94,579	81,041
Equipment and vehicles	856,041	843,045	850,664
Office furniture and equipment	35,662	35,021	29,876
Property and equipment	1,253,616	1,233,859	1,208,784
Less: accumulated depreciation and depletion	(726,882)	(716,181)	(689,884)
Property and equipment, net	$526,734	$517,678	$518,900

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Intangible Assets:

The balances of the following intangible assets from our Granite West segment are included in other noncurrent assets on our condensed consolidated balance sheets at carrying value:

	March 31,	December 31,	March 31,
(in thousands)	2009	2008	2008
Unamortized intangible assets:
Goodwill	$9,900	$9,900	$9,900
Use rights	2,954	2,954	3,650
Total unamortized intangible assets	$12,854	$12,854	$13,550

	March 31, 2009
		Accumulated
(in thousands)	Gross Value	Amortization	Net Value
Amortized intangible assets:
Permits	$36,070	$(4,145)	$31,925
Trade names	913	(788)	125
Covenants not to compete	1,588	(798)	790
Customer lists and other	3,725	(1,875)	1,850
Total amortized intangible assets	$42,296	$(7,606)	$34,690

	December 31, 2008
(in thousands)	Gross Value	Accumulated Amortization	Net Value
Amortized intangible assets:
Permits	$36,070	$(3,698)	$32,372
Trade names	1,583	(1,352)	231
Covenants not to compete	1,588	(695)	893
Customer lists and other	3,725	(1,684)	2,041
Total amortized intangible assets	$42,966	$(7,429)	$35,537

	March 31, 2008
(in thousands)	Gross Value	Accumulated Amortization	Net Value
Amortized intangible assets:
Permits	$35,570	$(2,366)	$33,204
Trade names	1,425	(1,023)	402
Covenants not to compete	1,503	(385)	1,118
Customer lists and other	1,664	(797)	867
Total amortized intangible assets	$40,162	$(4,571)	$35,591

Amortization expense related to intangible assets was approximately $0.8 million and $0.7 million for the three months ended March 31, 2009 and 2008, respectively. Amortization expense expected to be recorded in the future is as follows: $2.2 million for the balance of 2009, $2.5 million in 2010, $2.3 million in 2011, $2.2 million in 2012, $1.9 million in 2013 and $23.6 million thereafter.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Weighted Average Common Shares Outstanding:

A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income per share in the condensed consolidated statements of income is as follows:

	Three Months Ended March 31,
(in thousands)	2009	2008
Weighted average shares outstanding:
Weighted average common stock outstanding	38,330	38,913
Less: weighted average unvested restricted stock outstanding	854	774
Total basic weighted average shares outstanding	37,476	38,139
Diluted weighted average shares outstanding:
Weighted average common stock outstanding, basic	37,476	38,139
Effect of dilutive securities:
Common stock options and units	124	33
Total weighted average shares outstanding assuming dilution	37,600	38,172

11.	Earnings Per Share:

In June 2008, the FASB issued FSP EITF 03-6-1, which requires entities to apply the two-class method of computing basic and diluted EPS for awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award. Awards of this nature are considered participating securities and included in the computation of EPS. FSP EITF 03-6-1 became effective for us on January 1, 2009 and requires retroactive application to all prior period EPS. Unvested restricted stock issued under the Amended and Restated 1999 Equity Incentive Plan carries nonforfeitable dividend rights.

EPS under the two-class method is calculated by dividing the sum of earnings allocated to common shareholders by the weighted average number of common shares outstanding during the period. In applying the two-class method, earnings are allocated to both common shares and unvested restricted stock, except when in a net loss position.

Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options and conversion of stock units. Prior to the adoption of FSP EITF 03-6-1, unvested restricted stock units were included in the calculation of diluted net income per share using the treasury stock method.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a reconciliation of net income attributable to Granite and weighted average shares of common stock outstanding for calculating basic and diluted net income per share:

Three Months Ended March 31,
(in thousands, except per share amounts)	2009	2008
Basic
Numerator:
Net income attributable to Granite	$8,920	$13,123
Less: net income allocated to participating securities	193	255
Net income allocated to common shareholders for basic calculation	$8,727	$12,868

Denominator:
Weighted average common shares outstanding	37,476	38,139

Net income per share, basic	$0.23	$0.34

Diluted
Numerator:
Net income attributable to Granite	$8,920	$13,123
Less: net income allocated to participating securities	192	255
Net income allocated to common shareholders for diluted calculation	$8,728	$12,868

Denominator:
Weighted average common shares outstanding	37,600	38,172

Net income per share, diluted	$0.23	$0.34

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Equity:

The following tables summarize our equity activity for the periods presented, in accordance with the adoption of SFAS 160:

(in thousands)	Granite Construction Inc.	Noncontrolling Interest	Total Equity
Balance at December 31, 2008	$767,509	$36,773	$804,282
Purchase of common stock	(2,017)	-	(2,017)
Other transactions with shareholders	5,144	-	5,144
Transactions with noncontrolling interest, net	-	(2,975)	(2,975)
Comprehensive income:
Net income	8,920	5,067	13,987
Other comprehensive income	146	-	146
Total comprehensive income	9,066	5,067	14,133
Dividends on common stock	(5,028)	-	(5,028)
Balance at March 31, 2009	$774,674	$38,865	$813,539

(in thousands)	Granite Construction Inc.	Noncontrolling Interest	Total Equity
Balance at December 31, 2007	$700,199	$23,471	$723,670
Purchase of common stock	(45,468)	-	(45,468)
Other transactions with shareholders	6,018	-	6,018
Transactions with noncontrolling interest, net	-	8,991	8,991
Comprehensive income:
Net income	13,123	22,495	35,618
Other comprehensive loss	(1,791)	-	(1,791)
Total comprehensive income	11,332	22,495	33,827
Dividends on common stock	(4,976)	-	(4,976)
Balance at March 31, 2008	$667,105	$54,957	$722,062

The components of other comprehensive income (loss) are as follows:

	Three Months Ended March 31,
(in thousands)	2009	2008
Other comprehensive income (loss):
Changes in unrealized gain (loss) on investments	$238	$(2,942)
Tax (provision) benefit on unrealized gain (loss)	(92)	1,151
Total other comprehensive income (loss)	$146	$(1,791)

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Legal Proceedings:

Silica Litigation
Our wholly-owned subsidiary Granite Construction Company (“GCCO”) is one of approximately 100 to 300 defendants in six active California Superior Court lawsuits. Of the six lawsuits, four were filed against GCCO in 2005 and two were filed against GCCO in 2006, in Alameda County (Dominguez vs. A-1 Aggregates, et al.; Guido vs. A. Teichert & Son, Inc.; Williams vs. A. Teichert & Son, Inc.; Horne vs. Teichert & Son, Inc.; Kammer vs. A-1 Aggregates, et al.; and Solis vs. The 3M Company et al.). Each lawsuit was brought by a single plaintiff who is seeking money damages by way of various causes of action, including strict product and market share liability, and alleges personal injuries caused by exposure to silica products and related materials during the plaintiffs’ use or association with sand blasting or grinding concrete. The plaintiff in each lawsuit has categorized the defendants as equipment defendants, respirator defendants, premises defendants and sand defendants. We have been identified as a sand defendant, meaning a party that manufactured, supplied or distributed silica-containing products. Our preliminary investigation revealed that we have not knowingly sold or distributed abrasive silica sand for sandblasting, and therefore, we believe the probability of these lawsuits resulting in an incurrence of a material liability is remote. We have been dismissed from eighteen other similar lawsuits.

Hiawatha Project DBE Issues
The Hiawatha Light Rail Transit (“HLRT”) project was performed by Minnesota Transit Constructors (“MnTC”), a joint venture that consisted of GCCO and other unrelated companies.  GCCO was the managing partner of the joint venture, with a 56.5% interest.  The Minnesota Department of Transportation (“MnDOT”) is the contracting agency for this federally funded project.  The Metropolitan Council is the local agency conduit for providing federal funds to MnDOT for the HLRT project.  MnDOT and the U.S. Department of Transportation Office of Inspector General (“OIG”) each conducted a review of the Disadvantaged Business Enterprise (“DBE”) program maintained by MnTC for the HLRT project.  In addition, the U.S. Department of Justice (“USDOJ”) is conducting an investigation into compliance issues with respect to MnTC’s DBE Program for the HLRT project.  MnDOT and the OIG (collectively, the “Agencies”) have initially identified certain compliance issues in connection with MnTC’s DBE Program and, as a result, have determined that MnTC failed to meet the DBE utilization criteria as represented by MnTC.  Although there has been no formal administrative subpoena issued, nor has a civil complaint been filed in connection with the administrative reviews or the investigation, MnDOT has proposed a monetary sanction of $4.3 million against MnTC and specified DBE training for personnel from the members of the MnTC joint venture as a condition of awarding future projects to joint venture members of MnTC on MnDOT and Metropolitan Council work.  MnTC is fully cooperating with the Agencies and the USDOJ and, on July 2, 2007, presented its detailed written response to the initial determinations of the Agencies as well as the investigation by the USDOJ.  We have yet to receive a formal reply from the Agencies or the USDOJ, those entities instead preferring to engage in informal discussions in an attempt to resolve the matter. We cannot, however, rule out the possibility of a civil or criminal actions being brought against MnTC or one or more of its members which could result in civil and criminal penalties.

US Highway 20 Project
GCCO and our wholly-owned subsidiary, Granite Northwest, Inc. are the members of a joint venture known as Yaquina River Constructors (“YRC”) which is currently constructing a new road alignment of US Highway 20 near Eddyville, Oregon under contract with the Oregon Department of Transportation (“ODOT”).  The project involves constructing seven miles of new road through steep and forested terrain in the Coast Range Mountains.  During the fall and winter of 2006, extraordinary rain events produced runoff that overwhelmed erosion control measures installed at the project and resulted in discharges to surface water in alleged violations of the stormwater permit.  Since spring 2007 the Oregon Department of Justice has been conducting a criminal investigation in connection with stormwater runoff from the project.  YRC and its members are fully cooperating in the investigation, but we do not know whether criminal charges or civil lawsuits, if any, will be brought or against whom, as a result of the investigation. Therefore, we cannot estimate what if any criminal or civil penalty or conditional assessment may result from this investigation.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

City of San Diego Fire Debris Cleanup
In the aftermath of the 2007 San Diego County wildfires, GCCO bid for and was awarded a fixed unit price, variable quantity contract with the City of San Diego (“City”) to perform specified debris cleanup work.  GCCO began work in November 2007 and completed the work in April 2008.

In August 2008, the City announced that it would conduct an independent audit of the project.  In December 2008, the City’s audit report was released with findings that while some GCCO billings contained mistakes, rates paid to GCCO appear to be generally reasonable.  GCCO has reimbursed the City the undisputed overbilled amount of less than $3,000. The former San Diego City Attorney, after conducting a separate investigation of GCCO’s work on the project, filed a civil lawsuit in California Superior Court, County of San Diego on October 17, 2008 against GCCO and the one other contractor that had been awarded a similar cleanup contract with the City.  In the complaint, the City alleges that both contractors knowingly presented to the City false claims for payment in violation of the California False Claims Act.  The City seeks trebled damages in an amount to be determined, and a civil penalty in the amount of $10,000 for each false claim made. After the November 2008 election in which a new City Attorney was elected, GCCO and the new City Attorney agreed to suspend the lawsuit to allow the City Attorney time to complete its investigation. GCCO believes the allegations in the City’s complaint to be without factual or legal basis and, therefore, the City’s entitlement to relief sought under the California False Claims Act is remote.

Grand Avenue Project DBE Issues
On March 6, 2009, the U.S. Department of Transportation, Office of Inspector General (“OIG”) served upon GCCO’s wholly-owned subsidiary Granite Construction Northeast, Inc. (“Granite Northeast”) a United States District Court Eastern District of New York subpoena to testify before a grand jury by producing documents.  The subpoena seeks all documents pertaining to a Granite Northeast Disadvantaged Business Enterprise (“DBE”) subcontractor (“Subcontractor”), and the Subcontractor’s non-DBE lower tier subcontractor/consultant, relating to the Subcontractor’s work on the Grand Avenue Bus Depot and Central Maintenance Facility for the Borough of Queens Project (the “Grand Avenue Project”). The subpoena also seeks all documents regarding Granite Northeast’s use of the Subcontractor as a DBE on the Grand Avenue Project and all documents related to the Subcontractor as a DBE on any other contract including public works construction.  We are complying with the subpoena and fully cooperating with the OIG’s investigation.  To date, Granite Northeast has not been notified that it is either a subject or target of the OIG’s investigation, although the investigation has just begun. As a result, we do not know whether criminal charges or civil lawsuits, if any, will be brought or against whom, as a result of the investigation. Therefore, we cannot estimate what if any criminal or civil penalty or conditional assessment may result from this investigation.

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

Based on similar economic characteristics as defined in Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), our three reportable segments are Granite West, Granite East, and Granite Land Company.

Granite West is comprised of decentralized branch offices in the western United States that perform various heavy civil construction projects with a large portion of the work focused on new construction and improvement of streets, roads, highways, bridges and airports as well as site preparation for housing and commercial development. Although most Granite West projects are started and completed within a year, the division also has the capability of constructing larger projects and at March 31, 2009 had six active projects, each with total contract revenue greater than $50.0 million. All of our revenue from the sale of construction materials is generated by Granite West which mines aggregates and operates plants that process aggregates into construction materials for internal use and for sale to others. These activities are vertically integrated into the Granite West business, providing both a source of profits and a competitive advantage to our construction business.

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

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies contained in our 2008 Annual Report on Form 10-K. We evaluate performance based on operating profit or loss (excluding gain on sales of property and equipment), and do not include income taxes, interest income, interest expense or other income (expense). Unallocated other corporate expenses principally comprise corporate general and administrative expenses.

Summarized segment information is as follows:

	Three Months Ended March 31,
(in thousands)	Granite West	Granite East	Granite Land Company	Total
2009
Revenue from external customers	$197,032	$149,923	$417	$347,372
Intersegment revenue transfer	17	(17)	-	-
Net revenue	197,049	149,906	417	347,372
Depreciation, depletion and amortization	16,921	1,358	176	18,455
Operating income (loss)	6,720	28,251	(698)	34,273
Segment assets	465,029	17,753	98,768	581,550
2008
Revenue from external customers	$237,970	$216,157	$673	$454,800
Intersegment revenue transfer	2,032	(2,032)	-	-
Net revenue	240,002	214,125	673	454,800
Depreciation, depletion and amortization	17,797	2,171	11	19,979
Operating income (loss)	4,763	52,136	(450)	56,449
Segment assets	462,486	24,912	60,930	548,328

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of segment operating income to consolidated income before provision for tax is as follows:

	Three Months Ended March 31,
(in thousands)	2009	2008
Total operating income for reportable segments	$34,273	$56,449
Other income, net	1,914	9,301
Gain on sales of property and equipment	2,521	401
Unallocated other corporate expense	(19,892)	(18,406)
Income before provision for income taxes	$18,816	$47,745

15.	Acquisition:

In January 2008, we purchased certain assets and assumed certain liabilities of a construction materials supplier in Nevada for cash consideration of approximately $14.0 million. The results of the acquired business’s operations are included in our condensed consolidated statement of operations and cash flows from the date of acquisition and were not material. The fair value of the assets acquired approximated the purchase price; therefore, no goodwill was recorded.

16.	Share Purchase Authorization:

In 2007, our Board of Directors authorized a plan to purchase, at management’s discretion, up to $200.0 million of our common stock. We did not purchase shares during the three months ended March 31, 2009. During the three months ended March 31, 2008, we purchased 1.4 million shares at an average price per share of $31.65 for a total of $43.2 million.  From the inception of this plan in 2007 through March 31, 2009, a total of 3.8 million shares of our common stock were purchased for an aggregate cost of $135.9 million. All shares were retired upon acquisition. At March 31, 2009, $64.1 million of the $200.0 million authorization was available for additional share purchases.

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

Our contracts are obtained primarily through competitive bidding in response to advertisements by both public agencies and private parties and to a lesser extent on a negotiated basis as a result of direct solicitation by private parties. Our bidding activity is affected by such factors as contract backlog, available personnel, current utilization of equipment and other resources, our ability to obtain necessary surety bonds and competitive considerations. Bidding activity, contract backlog and revenue resulting from the award of new contracts may vary significantly from period to period. We have three operating segments: Granite West, Granite East and Granite Land Company.

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

Results of Operations:

Comparative Financial Summary	Three Months Ended March 31,
(in thousands)	2009	2008
Total revenue	$347,372	$454,800
Gross profit	68,013	98,694
Operating income	16,902	38,444
Other income, net	1,914	9,301
Provision for income taxes	4,829	12,127
Amount attributable to noncontrolling interest	(5,067)	(22,495)
Net income attributable to Granite	8,920	13,123

Total Revenue	Three Months Ended March 31,
(in thousands)	2009		2008
Revenue by Division:
Granite West	$197,049	56.7%	$240,002	52.8%
Granite East	149,906	43.2	214,125	47.1
Granite Land Company	417	0.1	673	0.1
Total	$347,372	100.0%	$454,800	100.0%

Granite West Revenue	Three Months Ended March 31,
(in thousands)	2009		2008
California:
Public sector	$75,426	71.0%	$72,670	52.6%
Private sector	10,257	9.7	29,964	21.7
Material sales	20,563	19.3	35,439	25.7
Total	$106,246	100.0%	$138,073	100.0%
West (excluding California):
Public sector	$76,739	84.5%	$71,170	69.8%
Private sector	4,781	5.3	14,644	14.4
Material sales	9,283	10.2	16,115	15.8
Total	$90,803	100.0%	$101,929	100.0%
Total Revenue:
Public sector	$152,165	77.3%	$143,840	59.9%
Private sector	15,038	7.6	44,608	18.6
Material sales	29,846	15.1	51,554	21.5
Total	$197,049	100.0%	$240,002	100.0%

Granite West Revenue: Revenue from Granite West for the three months ended March 31, 2009 decreased by $43.0 million, or 17.9%, compared with the first quarter of 2008. The decrease was primarily attributable to the ongoing contraction of residential construction and credit markets which had a direct impact on private sector revenue and the sale of construction materials.

Granite East Revenue	Three Months Ended March 31,
(in thousands)	2009		2008
Revenue by Geographic Area:
Midwest	$32,894	22.0%	$40,357	18.8%
Northeast	38,425	25.6	36,419	17.0
South	41,025	27.4	29,585	13.8
Southeast	37,242	24.8	71,009	33.2
West	320	0.2	36,755	17.2
Total	$149,906	100.0%	$214,125	100.0%
Revenue by Market Sector:
Public sector	$148,466	99.0%	$209,262	97.7%
Private sector	1,440	1.0	4,863	2.3
Total	$149,906	100.0%	$214,125	100.0%

Granite East Revenue: Revenue from Granite East for the three months ended March 31, 2009 decreased by $64.2 million, or 30.0% compared with the first quarter of 2008. This decrease was due to our continued focus on improved execution and profitability, and large projects nearing completion. This was partially offset by the recognition of settlements related to outstanding issues on two separate projects, one in the first quarter of 2009 in the Northeast, and the other in the first quarter of 2008 in the West.

The following table provides information about revenue from our large projects for the three months ended March 31, 2009 and 2008:

Large Project Revenue
Three months ended March 31,	2009	2008
(dollars in thousands)
Granite West	$32,361	$30,146
Number of projects*	5	5
Granite East	$120,342	$204,619
Number of projects*	12	17
Total	$152,703	$234,765
Number of projects*	17	22

* Includes only projects with a total contract value greater than $50.0 million and over $1.0 million of revenue in the respective periods.

Granite Land Company Revenue: Revenue from GLC for the three months ended March 31, 2009 decreased by $0.3 million compared with the first quarter of 2008. GLC’s revenue is dependent on the timing of real estate sales transactions, which are relatively few in number and can cause variability in the timing of revenue and profit recognition. The current real estate downturn and associated tightening of credit markets has had a direct impact on the anticipated timing of several GLC development projects.

The following tables illustrate our contract backlog as of the respective dates:

Total Contract Backlog
(in thousands)	March 31, 2009		December 31, 2008		March 31, 2008
Contract Backlog by Division:
Granite West	$743,219	47.3%	$788,872	46.4%	$868,530	44.7%
Granite East	826,855	52.7	910,524	53.6	1,074,659	55.3
Total	$1,570,074	100.0%	$1,699,396	100.0%	$1,943,189	100.0%

Granite West Contract Backlog
(in thousands)	March 31, 2009		December 31, 2008		March 31, 2008
California:
Public sector	$395,608	95.3%	$430,421	94.8%	$380,358	87.6%
Private sector	19,579	4.7	23,841	5.2	53,957	12.4
Total	$415,187	100.0%	$454,262	100.0%	$434,315	100.0%
West (excluding California):
Public sector	$320,065	97.6%	$319,271	95.4%	$398,542	91.8%
Private sector	7,967	2.4	15,339	4.6	35,673	8.2
Total	$328,032	100.0%	$334,610	100.0%	$434,215	100.0%
Total Contract Backlog:
Public sector	$715,673	96.3%	$749,692	95.0%	$778,900	89.7%
Private sector	27,546	3.7	39,180	5.0	89,630	10.3
Total	$743,219	100.0%	$788,872	100.0%	$868,530	100.0%

Granite West Contract Backlog: Granite West contract backlog of $743.2 million at March 31, 2009 was $45.7 million, or 5.8%, lower than at December 31, 2008 and $125.3 million, or 14.4%, lower than at March 31, 2008. The decrease from March 31, 2008 was primarily driven by projects nearing completion in the quarter and the continued weak demand for residential construction. Additionally, there was an indirect impact on public sector contract backlog in California, as competitors migrated from the increasingly scarce private sector work, creating more competition for bidders on public sector projects. The decrease in contract backlog from December 31, 2008 to March 31, 2009 was primarily attributable to a lower volume of public sector work as certain states withheld awards due to budgetary issues and clarity on stimulus funding. Pending final resolution of the distribution and regulation of stimulus funds, governmental agencies are adjusting the anticipated start dates of certain projects. The delay in start dates of projects will push award notifications to later in the year.

Granite East Contract Backlog
(in thousands)	March 31, 2009		December 31, 2008		March 31, 2008
Contract Backlog by Geographic Area:
Midwest	$131,896	15.9%	$163,795	18.0%	$287,488	26.7%
Northeast	254,297	30.8	250,232	27.5	104,896	9.8
South	71,698	8.7	91,720	10.0	126,593	11.8
Southeast	366,568	44.3	402,062	44.2	544,595	50.7
West	2,396	0.3	2,715	0.3	11,087	1.0
Total	$826,855	100.0%	$910,524	100.0%	$1,074,659	100.0%
Contract Backlog by Market Sector:
Public sector	$823,859	99.6%	$906,470	99.6%	$1,062,473	98.9%
Private sector	2,996	0.4	4,054	0.4	12,186	1.1
Total	$826,855	100.0%	$910,524	100.0%	$1,074,659	100.0%

Granite East Contract Backlog: Granite East contract backlog of $826.9 million at March 31, 2009 was $83.7 million, or 9.2%, lower than at December 31, 2008, and $247.8 million, or 23.1%, lower than at March 31, 2008. The decrease reflects progress on large construction projects.  New awards for the quarter included our $24.6 million share of additional work order packages related to the World Trade Center Transportation Hub project in New York.

In April 2009 we reached an agreement and executed a contract with Houston Metro for the expansion of the city’s light rail system. The total contract value is $1.3 billion, of which our portion is 34%. The associated award will be added to contract backlog as Notices to Proceed are received.

The following tables provide information about our large project contract backlog at March 31, 2009 and 2008:

Large Project Contract Backlog
(dollars in thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Granite West	$219,489	$243,818	$236,522
Number of projects*	5	6	5
Granite East	$796,347	$868,638	$1,034,496
Number of projects*	14	14	16
Total	$1,015,836	$1,112,456	$1,271,018
Number of projects*	19	20	21

*Includes only projects with total contract value greater than $50.0 million and remaining contract backlog over $1.0 million at the respective dates.

The following table presents gross profit by business segment for the respective periods:

Gross Profit	Three Months Ended March 31,
(in thousands)	2009	2008
Granite West	$32,939	$39,629
Percent of division revenue	16.7%	16.5%
Granite East	$34,864	$58,596
Percent of division revenue	23.3%	27.4%
Granite Land Company	$210	$469
Percent of division revenue	50.4%	69.7%
Total gross profit	$68,013	$98,694
Percent of total revenue	19.6%	21.7%

Gross Profit: We recognize revenue only equal to cost, deferring profit recognition, until a project reaches 25% completion. In the case of large, complex design/build projects, we may continue to defer profit recognition beyond the point of 25% completion until such time as we believe we have enough information to make a reasonably dependable estimate of contract revenue and cost. Because we have a large number of projects at various stages of completion in Granite West, this policy generally has a lesser impact on Granite West’s gross profit on a quarterly or annual basis. However, Granite East has fewer projects in process at any given time and those projects tend to be much larger than Granite West projects. As a result, Granite East gross profit as a percent of revenue can vary significantly in periods where one or several very large projects reach our percentage of completion threshold and the deferred profit is recognized or, conversely, in periods where contract backlog is growing rapidly and a higher percentage of projects are in their early stages with no associated gross profit recognition.

Revenue from projects that have not yet reached our profit recognition threshold is as follows:

Revenue from Contracts with Deferred Profit	Three Months Ended March 31,
(in thousands)	2009	2008
Granite West	$18,104	$16,673
Granite East	4,651	23,194
Total revenue from contracts with deferred profit	$22,755	$39,867

We do not recognize revenue from contract claims until we have a signed settlement agreement and payment is assured and we do not recognize revenue from contract change orders until the contract owner has agreed to the change order in writing. However, we do recognize the costs related to any contract claims or pending change orders in our forecasts when we are contractually obligated. As a result, our gross profit as a percent of revenue can vary depending on the magnitude and timing of settlement claims and change orders.

Granite West gross profit as a percent of revenue remained relatively unchanged for the three months ended March 31, 2009 at 16.7% compared to 16.5% for the three months ended March 31, 2008. Construction gross profit as a percent of construction revenue for the three months ended 2009 increased to 21.1% from 19.7% for the same period in 2008.  This increase was primarily the result of the recognition of deferred profit on a large design/build project that reached the point of profit recognition during the quarter. Additionally, the positive effect of project forecast changes during the three months ended March 31, 2009 contributed to the increased construction margins.  Increases in gross profit from forecast changes were approximately $15.4 million and $12.7 million for the three months ended March 31, 2009 and 2008, respectively (see Note 3 of the “Notes to the Condensed Consolidated Financial Statements”). The increases in gross margin as a percent of revenue were partially offset by significantly lower gross profit margins on the sale of construction materials. Profit margins on our construction materials sales have been negatively impacted by lower demand from the private sector for our higher margin products and decreased production volume which resulted in increased cost per unit.

Granite East gross profit as a percent of revenue for the three months ended March 31, 2009 decreased to 23.3% from 27.4% for the three months ended March 31, 2008. In the first quarter of both 2009 and 2008 the results were partially due to the net impact of negotiated settlements of our claims with contract owners.  For 2009, the settlement on a project in the Northeast added $16.0 million to gross profit. The first quarter of 2008 included $28.6 million related to the settlement of a project in Southern California. Both of these projects had recognized significant margin deterioration in prior years. Additionally, gross profits in the first quarter of both 2009 and 2008 were partially impacted by improved productivity and the resolution of project uncertainties.

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

Granite Land Company recorded a gross profit of $0.2 million for the three months ended March 31, 2009 compared to $0.5 million in the first quarter of 2008. Gross profit in both periods was adversely affected by the real estate downturn and the stages of development of our project portfolio, which led to very limited sales activity in 2009 and 2008.  (See Note 7 of the “Notes to the Condensed Consolidated Financial Statements”).

The following table presents the components of general and administrative expenses for the respective periods:

General and Administrative Expenses	Three Months Ended March 31,
(in thousands)	2009	2008
Salaries and related expenses	$34,277	$35,423
Incentive compensation, discretionary profit sharing and other variable compensation	5,523	5,375
Other general and administrative expenses	13,832	19,853
Total	$53,632	$60,651
Percent of revenue	15.4%	13.3%

General and Administrative Expenses: Our general and administrative expenses for the three months ended March 31, 2009 decreased $7.0 million, or 11.6% compared with the 2008 quarter. The decrease of $1.1 million in salary and related expenses for the three months ended March 31, 2009 was due to a reduction in force efforts in Granite West. The reduction of $6.0 million in other general and administrative expenses was due to a recovery of approximately $2.9 million of previously reserved doubtful accounts, a $1.3 million decrease in travel and entertainment and a $1.0 million decrease in relocation costs in Granite West.

The following table presents the components of other income (expense) for the respective periods:

Other Income (Expense)	Three Months Ended March 31,
(in thousands)	2009	2008
Interest income	$2,061	$6,055
Interest expense	(3,488)	(4,510)
Equity in loss of affiliates	(444)	(707)
Other income, net	3,785	8,463
Total other income	$1,914	$9,301

Other Income (Expense): Interest income decreased in the three months ended March 31, 2009, compared with the 2008 quarter, primarily due to a decrease in investment interest income as we moved our marketable securities to more conservative investment instruments in the fourth quarter of 2008. Interest expense decreased due to a decrease in the associated notes payable as we paid down balances. The decrease in other income, net during the three months ended March 31, 2009 was primarily due to a gain of approximately $9.3 million recognized in the first quarter of 2008 on the sale of gold, a by-product of one of our aggregate extraction operations, compared with a gain of $4.4 million in the first quarter of 2009.

The following table presents the components of the provision for income taxes for the respective periods:

Provision for Income Taxes	Three Months Ended March 31,
(in thousands)	2009	2008
Provision for income taxes	$4,829	$12,127
Effective tax rate	25.7%	25.4%

Provision for Income Taxes: Our effective tax rate increased to 25.7% for the three months ended March 31, 2009 from 25.4% for the corresponding period in 2008. The change in our effective tax rate was primarily due to the assessment of certain deferred tax items, resulting in a net tax benefit of $0.5 million which is discrete to the first quarter of 2009, and by the decrease in estimated income attributable to noncontrolling interest which are not subject to income taxes on a stand alone basis.  We expect our 2009 effective tax rate to be approximately 28.0% for the year.

The following table presents the amount attributable to noncontrolling interest in consolidated subsidiaries for the respective periods:

Amount Attributable To Noncontrolling Interest	Three Months Ended March 31,
(in thousands)	2009	2008
Amount attributable to noncontrolling interest	$(5,067)	$(22,495)

Amount Attributable To Noncontrolling Interest: The amount attributable to noncontrolling interest represents the noncontrolling owners’ share of the income of our consolidated construction joint ventures and real estate development entities. The decrease in the amount due to noncontrolling interest for the three months ended March 31, 2009 compared to the same period of the prior year was largely attributable to $17.6 million we received in the first quarter of 2008 as a settlement related to the resolution of revenue issues on a large project in Southern California.

Outlook

We continue to anticipate that 2009 will be a challenging year as a product of the current economic situation and its impact on many of our customers.  However, we expect the diversity and resiliency of our business model will continue to be valuable as we confront these challenging times.

We are experiencing an increase in the amount of work to bid in the West partly due to the availability of stimulus funds and partly due to pent up demand in states like Utah and California which had previously put many projects on hold.  Because competition remains strong, particularly for smaller projects, our focus will be on targeting projects where we have a competitive advantage with our operational and financial strength.  We believe we are well positioned in our markets with versatile construction capabilities, aggregate reserves, key plant facilities and most importantly teams, of experienced and dedicated people.

The outlook for our Granite East business continues to be positive. We will be pursuing a number of large projects this year.  Funding for these projects is coming from various sources. Our strategy for this business has not changed and we will be very selective with regard to the projects we bid. We will continue to focus only on projects where we can utilize our construction expertise, mitigate risk and deliver acceptable margins.

On the political front, we are starting to see stimulus-funded work become available for bid. We expect to begin bidding on a substantial amount of this work during the balance of 2009, which will be either fully or partially funded by The American Recovery and Reinvestment Act. The legislation requires state transportation departments to obligate 50 percent of their highway funding to projects by the end of June 2009, and all transportation funds being allocated by March of 2010.

In the past two months, California has sold approximately $13 billion in general obligation bonds, which should provide necessary funding to not only complete proposition 1-B projects that were underway, but to put additional proposition 1-B and other public works projects out to bid.  These bond sales exceeded the state’s expectations which is positive for California and California’s construction industry.

With regard to Granite Land Company, our strategy in 2009 is to be flexible and patient in managing our investments.  Several of our development projects have long lead times, which afford us the ability to stage the timing of sales transactions. We will continue to work on entitlements and construct improvements. The expected profitability for certain development activities could continue to deteriorate to a point that could cause us to recognize impairments if there is a continued decline in the residential and commercial real estate markets in which we are operating.

In summary, while we are encouraged by the recent developments in both Federal and State funding, it is too early for us to know to what degree these will impact our business. Although we are cautious about our outlook for 2009, we have a positive long-term view of our markets. Our Granite West business is poised to take advantage of its vertically integrated business model in 2009 while our Granite East business is expected to continue to deliver positive results. We continue to focus on cost cutting and improvement initiatives to develop more efficient business processes.  Lastly, we are confident that our continued strategic investment in our construction materials business and the development of our people is important to increasing long-term shareholder value.

Liquidity and Capital Resources

We believe our cash and cash equivalents, short-term investments, cash generated from operations and amounts available under our existing committed credit facility will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations through the next twelve months. If we experience a significant change in our business operating results or make a significant acquisition, we may need to seek additional sources of financing, which, if available, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements.

Cash and Marketable Securities (in thousands)	March 31,
	2009	2008
Cash and cash equivalents excluding consolidated joint ventures	$269,740	$112,311
Consolidated joint venture cash and cash equivalents	120,743	154,116
Total consolidated cash and cash equivalents	390,483	266,427
Short-term and long-term marketable securities	68,663	117,300
Total cash, cash equivalents and marketable securities	$459,146	$383,727

Our primary sources of liquidity are cash and cash equivalents and short-term investments. Our cash and cash equivalents are comprised of deposits and money market funds held with established national banks, and fixed income securities having remaining maturities of three months or less from the date of purchase.  Cash and cash equivalents held by our consolidated joint ventures is for the working capital needs of each joint venture’s project. The decision to distribute cash must generally be made jointly by all of the partners and therefore these funds are not available for the working capital needs of Granite.  Our marketable securities include United States government obligations and agencies and municipal bonds. Primarily in response to volatile credit markets, we have generally not reinvested the proceeds of maturing securities and have retained these funds in cash and cash equivalents.

Cash Flows (in thousands)	Three Months Ended March 31,
	2009	2008
Net cash (used in) provided by:
Operating activities	$(14,395)	$(23,545)
Investing activities	(41,579)	89
Financing activities	(14,386)	(62,551)
Capital expenditures	29,601	30,735

Cash used in operating activities of $14.4 million for the three months ended March 31, 2009, represents a $9.2 million decrease from use of funds compared to the same quarter in the prior year. Uses of cash during the three months ended March 31, 2009 were due to decreases in other assets, net, and accounts payable offset by decreases in billings in excess of costs and estimated earnings, net and other accrued expenses.  Decreases in billings in excess of cost and estimated earnings, net reduced due to progress on projects that received large payments.

Cash used in investing activities of $41.6 million for the three months ended March 31, 2009 represents a $41.7 million decrease from the amount provided in the same quarter in the prior year. The change was primarily due to an increase in purchases of marketable securities of $20.0 million and a reduction in cash from the release of funds for acquisition of noncontrolling interest of $28.0 million.

Cash used in financing activities was $14.4 million for the three months ended March 31, 2009, representing a $48.2 million decrease in the amount used in the same quarter in the prior year. The decrease in use of funds was primarily attributable to a $43.5 reduction in the purchase of shares of our common stock.  In addition, during the three months ended March 31, 2008, $11.7 million was used in the acquisition of noncontrolling interest and no similar transaction occurred during the three months ended March 31, 2009.

Capital Expenditures

During the three months ended March 31, 2009, we had capital expenditures of $29.6 million compared to $30.7 million during the three months ended March 31, 2008. We currently anticipate spending between $65.0 million and $140.0 million for capital expenditures in 2009, which includes amounts for construction equipment, aggregate and asphalt production facilities, buildings, leasehold improvements, development of real estate projects, and aggregate reserves. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook, and other factors.

Debt and Capital

We have a $150.0 million bank revolving line of credit (“LOC”), which allows for unsecured borrowings through June 24, 2011. Borrowings under the LOC bear interest at LIBOR plus an applicable margin determined based upon certain financial ratios calculated quarterly. The margin was 0.70% at March 31, 2009. The unused and available portion of the LOC was $145.8 million at March 31, 2009.

We had standby letters of credit (“Letters”) totaling approximately $4.2 million outstanding at March 31, 2009, which will expire between October 2009 and March 2010. We are generally required by the beneficiaries of these Letters to replace them upon expiration. Additionally, we are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At March 31, 2009, approximately $1.5 billion of our contract backlog was bonded. Approximately $9.1 billion in performance bonds were outstanding as of March 31, 2009, which includes bonds for construction projects, both in process and completed contract awaiting final acceptance by the owner. Generally, performance bonds do not have stated expiration dates; rather, we are generally released from the bonds when each contract is accepted by the owner. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

Covenants contained in our debt agreements require the maintenance of certain financial ratios and the maintenance of tangible net worth (as defined by the debt agreements). Our debt agreements define certain events of default such as the failure to observe certain covenants or the failure by us or one of our subsidiaries, which may include a real estate affiliate of GLC over which we exercise control, to pay its debts as they become due. As of March 31, 2009, we were in compliance with these covenants and no event of default has occurred. Should we fail to comply with these covenants or should another event of default occur, our lenders could cause the amounts due under the debt agreements to become immediately payable and terminate their obligation to make further credit available.

Share Purchase Authorization

In 2007, our Board of Directors authorized a plan to purchase, at management’s discretion, up to $200.0 million of our common shares. During the three months ended March 31, 2009, we did not purchase shares under the purchase plan. From the inception of this plan in 2007 through March 31, 2009, we have purchased a total of 3.8 million common shares for an aggregate cost of $135.9 million. All common shares were retired upon acquisition.  At March 31, 2009, $64.1 million of the $200.0 million authorization was available for common share purchases.

Acquisitions

In December 2007, we deposited $28.3 million with an exchange agent in connection with our purchase of the remaining minority shares of Wilder Construction Incorporated. In January 2008, the amount was paid to the Wilder minority shareholders.  This amount was reflected as an increase in cash from investing activities and a corresponding $16.6 million decrease in cash from operating activities and an $11.7 million decrease in cash from financing activities for the estimated amounts attributable to return on investment and return of investment, respectively.

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

There was no significant change in our exposure to market risk in our investment controls and procedures during the three months ended March 31, 2009.

Item 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

During the first quarter of 2009, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

See Part I, Item 1. Financial Statements, Note 13 - Legal Proceedings.

Item 1A.	RISK FACTORS

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

GRANITE CONSTRUCTION INCORPORATED

Date:	May 5, 2009	By:	/s/ LeAnne M. Stewart
LeAnne M. Stewart
Senior Vice President and Chief Financial Officer