Form 10-Q
period 2009-06-30
GRANITE CONSTRUCTION INC
filed 2009-07-30
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 23, 2009.

Class	Outstanding
Common Stock, $0.01 par value	38,672,977 shares

Index

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)

	June 30,	December 31,	June 30,
	2009	2008	2008
ASSETS
Current assets
Cash and cash equivalents	$356,168	$460,843	$286,648
Short-term marketable securities	24,878	38,320	88,230
Accounts receivable, net	281,432	314,733	418,657
Costs and estimated earnings in excess of billings	50,891	13,295	51,047
Inventories, net	68,755	55,223	63,930
Real estate held for development and sale	131,169	75,089	50,308
Deferred income taxes	43,314	43,637	44,887
Equity in construction joint ventures	50,215	44,681	42,844
Other current assets	46,719	56,742	66,297
Total current assets	1,053,541	1,102,563	1,112,848
Property and equipment, net	529,805	517,678	526,383
Long-term marketable securities	53,328	21,239	29,706
Investments in affiliates	17,310	19,996	30,502
Other noncurrent assets	80,300	81,979	73,455
Total assets	$1,734,284	$1,743,455	$1,772,894
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$64,848	$39,692	$35,039
Accounts payable	177,025	174,626	237,561
Billings in excess of costs and estimated earnings	184,665	227,364	226,213
Accrued expenses and other current liabilities	168,217	184,939	211,907
Total current liabilities	594,755	626,621	710,720
Long-term debt	233,675	250,687	246,493
Other long-term liabilities	46,686	43,604	46,956
Deferred income taxes	17,917	18,261	18,228
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	-	-	-
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding 38,673,034 shares as of June 30, 2009, 38,266,791 shares as of December 31, 2008 and 38,274,588 shares as of June 30, 2008	387	383	383
Additional paid-in capital	89,142	85,035	81,358
Retained earnings	699,050	682,237	608,525
Accumulated other comprehensive loss	-	(146)	(941)
Total Granite Construction Inc. shareholders’ equity	788,579	767,509	689,325
Noncontrolling interest	52,672	36,773	61,172
Total equity	841,251	804,282	750,497
Total liabilities and equity	$1,734,284	$1,743,455	$1,772,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
Construction	$403,226	$580,943	$720,335	$983,516
Material sales	57,315	107,289	87,161	158,843
Real estate	534	6,100	951	6,773
Total revenue	461,075	694,332	808,447	1,149,132
Cost of revenue
Construction	327,016	486,716	573,985	793,562
Material sales	49,280	89,835	81,463	138,891
Real estate	1,534	8,755	1,741	8,959
Total cost of revenue	377,830	585,306	657,189	941,412
Gross profit	83,245	109,026	151,258	207,720
General and administrative expenses	55,669	65,760	109,301	126,411
Gain on sales of property and equipment	2,808	2,155	5,329	2,556
Operating income	30,384	45,421	47,286	83,865
Other income (expense)
Interest income	1,109	3,593	3,170	9,648
Interest expense	(2,853)	(3,058)	(6,341)	(7,568)
Equity in income (loss) of affiliates	783	528	339	(179)
Other income, net	1,431	184	5,216	8,647
Total other income	470	1,247	2,384	10,548
Income before provision for income taxes	30,854	46,668	49,670	94,413
Provision for income taxes	8,187	13,081	13,016	25,208
Net income	22,667	33,587	36,654	69,205
Amount attributable to noncontrolling interest	(4,718)	(7,969)	(9,785)	(30,464)
Net income attributable to Granite Construction Inc.	$17,949	$25,618	$26,869	$38,741

Net income per share attributable to common shareholders (see Note 12)
Basic	$0.46	$0.67	$0.70	$1.00
Diluted	$0.46	$0.67	$0.70	$1.00

Weighted average shares of common stock
Basic	37,584	37,426	37,530	37,782
Diluted	37,699	37,552	37,650	37,862

Dividends per common share	$0.13	$0.13	$0.26	$0.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)

Six Months Ended June 30,	2009	2008
Operating Activities
Net income	$36,654	$69,205
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Impairment of real estate held for development and sale	1,036	4,500
Depreciation, depletion and amortization	39,670	42,428
(Recovery of) provision for doubtful accounts, net	(3,386)	1,383
Gain on sales of property and equipment	(5,329)	(2,556)
Change in deferred income taxes	(113)	419
Stock-based compensation	4,561	3,427
Excess tax benefit on stock-based compensation	(400)	(746)
Gain from trading securities	(187)	-
Equity in (income) loss of affiliates	(339)	179
Acquisition of noncontrolling interest	-	(16,616)
Changes in assets and liabilities, net of the effects of acquisition and consolidations:
Accounts receivable, net	28,679	(17,021)
Inventories, net	(13,532)	(6,671)
Real estate held for development and sale	(8,887)	(5,772)
Equity in construction joint ventures	(5,534)	(8,504)
Other assets, net	9,156	32,203
Accounts payable	2,294	25,939
Accrued expenses and other current liabilities, net	(10,483)	4,725
Billings in excess of costs and estimated earnings	(80,295)	(82,726)
Net cash (used in) provided by operating activities	(6,435)	43,796
Investing Activities
Purchases of marketable securities	(39,043)	(28,620)
Maturities of marketable securities	27,610	40,250
Release of funds for acquisition of noncontrolling interest	-	28,332
Additions to property and equipment	(55,659)	(62,528)
Proceeds from sales of property and equipment	7,416	8,115
Acquisition of businesses	-	(14,022)
Contributions to affiliates	(4,971)	(4,420)
Other investing activities	439	676
Net cash used in investing activities	(64,208)	(32,217)
Financing Activities
Proceeds from long-term debt	4,911	2,103
Long-term debt principal payments	(17,475)	(15,032)
Cash dividends paid	(10,003)	(10,103)
Purchase of common stock	(2,821)	(45,468)
Contributions from noncontrolling partners	203	4,744
Distributions to noncontrolling partners	(9,283)	(2,639)
Acquisition of noncontrolling interest	-	(11,716)
Excess tax benefit on stock-based compensation	400	746
Other financing	36	-
Net cash used in financing activities	(34,032)	(77,365)
Decrease in cash and cash equivalents	(104,675)	(65,786)
Cash and cash equivalents at beginning of period	460,843	352,434
Cash and cash equivalents at end of period	$356,168	$286,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited - in thousands)

Six Months Ended June 30,	2009	2008
Supplementary Information
Cash paid during the period for:
Interest	$9,479	$9,446
Income taxes	3,325	6,852
Non-cash investing and financing activity:
Restricted stock issued for services, net	$19,127	$6,835
Restricted stock units issued	31	3,208
Accrued cash dividends	5,028	4,976
Debt payments from sale of assets	-	2,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2009 and 2008 and the results of our operations and cash flows for the periods presented. In preparing these financial statements, we have evaluated events and transactions for potential recognition or disclosure through July 30, 2009, the date the financial statements were issued. The December 31, 2008 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements except for the adoptions in the first quarter of 2009 of Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), and Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Emerging Issues Task Force Issue (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). SFAS 160 clarifies that a noncontrolling interest, formerly minority interest, should be reported as equity in the condensed consolidated balance sheets and requires net income or loss attributable to both the parent and noncontrolling interest be disclosed separately on the face of the condensed consolidated statements of income. SFAS 160 became effective for us on January 1, 2009 and requires prior year amounts related to noncontrolling interest to be reclassified to conform to current year presentation. In addition, SFAS 160 requires a reconciliation of the carrying amount of equity attributable to Granite and the amount of equity attributable to the noncontrolling interest. FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards which contain nonforfeitable rights to dividends, whether paid or unpaid, shall be included in the number of shares outstanding in our basic and diluted earnings per share (“EPS”) calculations (see Note 12).

Interim results are subject to significant seasonal variations and the results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Recently Issued Accounting Pronouncements:

In April 2009, the FASB issued FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”). FSP 141(R)-1 amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues related to initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 was effective for us in the first quarter of 2009. We had no business combinations during the six months ended June 30, 2009. The impact on the consolidated financial statements in future periods will be largely dependent upon the size and nature of any future business combinations that we may complete.

In April 2009, the FASB issued FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSPs 115-2 and 124-2”), which were effective for us in the first quarter of 2009. The objectives of these FSPs are to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSPs do not amend existing recognition and measurement guidance. We did not recognize any other-than-temporary impairment on our debt securities during the six months ended June 30, 2009 and, therefore, the FSPs did not affect our financial statements or related footnote disclosures. If we recognize any other-than-temporary impairment on our debt securities in the future, these FSPs would provide guidance for footnote disclosures.

In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim and annual reporting periods of publicly traded companies. The FSP also amended APB Opinion No. 28, Interim Financial Reporting, to require these disclosures in summarized financial information at interim reporting periods. We adopted FSP 107-1 and APB 28-1 in the second quarter of 2009 and additional disclosure about financial instruments is included in Note 5.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of SFAS 165 did not have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46R (“SFAS 167”). SFAS 167 amends FIN 46R to require ongoing analysis to determine whether a company holds a controlling financial interest in a variable interest entity (“VIE”). The amendments include a new approach for determining who should consolidate a VIE, requiring a qualitative rather than a quantitative analysis. SFAS 167 also changes when it is necessary to reassess who should consolidate a VIE. Previously an enterprise was required to reconsider whether it was the primary beneficiary of a VIE only when specific events had occurred.  The new standard requires continuous reassessment of an enterprise's interest in the VIE to determine its primary beneficiary. This statement will be effective for us in 2010. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and will be effective for us in the third quarter of 2009. Adoption of this standard will change future authoritative accounting literature references included in our financial statements to be in accordance with the Codification.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Change in Accounting Estimates:

Our profit recognition related to construction contracts in any reporting period is derived from estimates of project revenue and costs. Variations in project profitability due to the impact of estimating project uncertainties are a normal part of our business, and in some cases the effect of these variations on our profitability may be significant. Our gross profit for the three and six months ended June 30, 2009 and 2008 includes the effects of significant changes in the estimates of the profitability of certain projects.

Granite West

The net impact of significant changes in the estimates of profitability on Granite West projects was to increase gross profit for the three and six months ended June 30, 2009 and 2008 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2009	2008	2009	2008
Increase in gross profit	$11.7	$24.3	$27.5	$38.6
Reduction in gross profit	(0.8)	(2.5)	(1.2)	(4.1)
Net increase in gross profit	$10.9	$21.8	$26.3	$34.5

Changes in estimates of project profitability on Granite West projects that individually affected gross profit by $1.0 million or more are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2009	2008	2009	2008
Number of projects with upward estimate changes	2	5	10	7
Range of increase in gross profit from each project, net	$1.2 - 2.4	$1.1 - 10.2	$1.0 - 3.3	$1.1 - 13.3
Number of projects with downward estimate changes	-	-	-	1
Range of reduction in gross profit from each project, net	$-	$-	$-	$1.0

The increased profitability estimates during the three and six months ended June 30, 2009 and 2008 were due to the resolution of certain project uncertainties, higher productivity than originally estimated and the settlement of outstanding issues with contract owners.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Granite East

The net impact of significant changes in the estimates of profitability on Granite East gross profit was to increase gross profit for the three and six months ended June 30, 2009 and 2008 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2009	2008	2009	2008
Increase in gross profit	$9.6	$12.1	$34.4	$56.6
Reduction in gross profit	(1.8)	(3.5)	(3.4)	(10.0)
Net increase in gross profit	$7.8	$8.6	$31.0	$46.6

Changes in estimates of project profitability on Granite East projects that individually affected gross profit by $1.0 million or more are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2009	2008	2009	2008
Number of projects with upward estimate changes	4	4	6	5
Range of increase in gross profit from each project, net	$1.7 - 3.0	$1.6 - 3.0	$1.6 - 17.3	$1.3 - 30.3
Number of projects with downward estimate changes	-	2	1	3
Range of reduction in gross profit from each project, net	$-	$1.2 - 1.3	$1.1	$1.4 - 1.8

The increased profitability estimates during the three and six months ended June 30, 2009 and 2008 included resolution of project uncertainties, the settlement of outstanding revenue issues with various contract owners and improved productivity on certain projects. Specifically included in gross profit in the six months ended June 30, 2009 and 2008 is the results of negotiated claims settlements with contract owners of $16.0 million and $28.6 million, respectively.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Fair Value Measurement:

In 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) for financial instruments valued on a recurring basis. The following tables summarize financial assets we measure at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using
June 30, 2009	Level 1[1]	Level 2[2]	Level 3[3]	Total
Money market funds	$351,204	$-	$-	$351,204
Trading securities	6,968	-	-	6,968
Total	$358,172	-	$-	$358,172

	Fair Value Measurement at Reporting Date Using
December 31, 2008	Level 1[1]	Level 2[2]	Level 3[3]	Total
Money market funds	$433,121	$-	$-	$433,121
Available-for-sale securities	1,036	-	-	1,036
Total	$434,157	$-	$-	$434,157

	Fair Value Measurement at Reporting Date Using
June 30, 2008	Level 1[1]	Level 2[2]	Level 3[3]	Total
Money market funds	$293,062	$-	$-	$293,062
Available-for-sale securities	31,219	-	-	31,219
Total	$324,281	$-	$-	$324,281

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

Money market funds are included in cash and cash equivalents. Included in short term investments on our condensed consolidated balance sheet are marketable securities for which we do not have the positive intent to hold to maturity and have been designated as trading or available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Trading securities are carried at fair value with unrealized gains and losses reported in other income, net. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of income taxes, reported as a separate component of other comprehensive income until realized.

Effective in the quarter ended March 31, 2009, we applied SFAS 157 as it relates to nonfinancial assets and liabilities that are recognized and disclosed at fair value on a non-recurring basis. As of June 30, 2009, nonfinancial assets or liabilities measured at fair value consisted of our asset retirement obligations, which are initially measured at fair value using internal discounted cash flow calculations based upon our estimates of future retirement costs. The adoption of SFAS 157 did not impact our financial position or results of operations.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Fair Value of Other Financial Instruments:

We adopted FSP 107-1 and APB 28-1 as of June 30, 2009. This guidance requires quarterly fair value disclosures for financial instruments in addition to the annual disclosure. We believe the carrying value of receivables, other current assets, and other current liabilities approximate their fair values.

The carrying amount and estimated fair value of senior notes payable were:

	June 30,	December 31,
(in thousands)	2009	2008
Carrying amount:
Senior notes payable (including current maturities)	$240,000	$255,000

Fair value:
Senior notes payable (including current maturities)	$231,692	$200,851

The fair value of the senior notes payable was based on borrowing rates available to us for bank loans with similar terms, average maturities, and credit risk.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Inventories:

Inventories consist primarily of quarry products valued at the lower of average cost or market.

7.	Construction and Line Item Joint Ventures:

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

We have determined that certain of these joint ventures are VIEs as defined by FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities (“FIN 46(R)”), and related FSPs. Under our contractual arrangements, we provide capital to these joint ventures and in return we receive an ownership interest in these entities. Under the “by design model,” as specified in FIN 46(R), these entities’ risks are designed to be passed along to the holders of variable interests. As we absorb these risks, our investments in these entities are exposed to potential returns and losses. Typically the determining factor in whether we are the primary beneficiary is the extent of our exposure to variability in the expected cash flows of the entity. Other important criteria that impact the outcome of the analysis are the relationship of activities of the VIE with each party, the significance of the VIE’s activity to each of the parties and the amount of equity investment as a percentage of total capitalization.

If we have determined that we are the primary beneficiary, we have consolidated these joint ventures in our condensed consolidated financial statements. The construction joint ventures we have consolidated are engaged in four active projects with total contract values ranging from $164.9 million to $487.6 million. Our proportionate share of these consolidated joint ventures ranges from 52.5% to 99.0%.

Consistent with Emerging Issues Task Force Issue 00-01, Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures, we account for our share of the operations of construction joint ventures in which we have determined we are not the primary beneficiary on a pro rata basis in the condensed consolidated statements of income and as a single line item in the condensed consolidated balance sheets. The joint ventures in which we hold a significant interest but are not the primary beneficiary are engaged in four active construction projects with total contract values ranging from $172.7 million to $1.1 billion. Our proportionate share of equity in these joint ventures ranges from 20.0% to 25.0%.

Line Item Joint Ventures

The revenue for each line item joint venture partner’s discrete items of work is defined in the contract with the project owner and each venture partner bearing the profitability risk associated with its own work. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We account for our portion of these contracts as project revenues and costs in our accounting system and include receivables and payables associated with our work in our condensed consolidated financial statements.

At June 30, 2009, approximately $409.0 million of work representing our partners’ share of unconsolidated construction joint ventures and line item joint venture contracts in progress had yet to be completed.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Real Estate Entities and Investments in Affiliates:

We are participants in real estate entities through our Granite Land Company (“GLC”) subsidiary. Generally, each entity is formed to accomplish a specific real estate development project. We have determined that substantially all of these entities are VIEs as defined by FIN 46(R) and related FSPs. When we have determined we are the primary beneficiary of a VIE, as described in Note 7, we consolidate that entity in our condensed consolidated financial statements.

As of June 30, 2009, we also had significant interests in VIEs of which we were not the primary beneficiary. We account for our share of the operating results of real estate entities in which we have determined we are not the primary beneficiary as investments in affiliates in our condensed consolidated balance sheets and in other income (expense) in our condensed consolidated statements of income.

Each quarter, we evaluate whether certain “reconsideration events” have occurred which cause us to reevaluate our conclusions as to whether an entity is a VIE and whether we are the primary beneficiary. During the quarter ended June 30, 2009, we determined that an entity we had previously accounted for under the equity method required additional capital contributions beyond what had previously been forecasted, and that our partner in that entity was unable to contribute its proportionate share of the additional capital required to complete the project. Consequently, we contributed $0.6 million to the entity. The need to make this contribution constituted a reconsideration event that caused us to reevaluate our financial interest in the entity. As a result of our reconsideration, we concluded that we had become the primary beneficiary of the entity. Accordingly, we consolidated this entity in our condensed consolidated financial statements as of June 30, 2009. This consolidation resulted in an increase of $44.5 million in current assets, primarily real estate held for development and sale, a decrease in investments in affiliates of $7.9 million, an increase of $21.5 million in liabilities, primarily current maturities of long-term debt, and an increase of $15.1 million in noncontrolling interest.

GLC routinely assists its consolidated and equity-method real estate entities in securing debt financing from various sources. The amount of financial support to be provided by GLC to consolidated VIEs was increased by $8.2 million in 2009 and by $7.5 million in 2008. These amounts represent additional financial support as a result of changes in entities’ business plans, in the form of current or future cash contributions to the consolidated entities, beyond what GLC had previously committed to provide. As of June 30, 2009, only $7.5 million of the total increase of $15.7 million had been contributed to the consolidated entities.

The carrying amounts of all real estate development assets are evaluated for recoverability in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets. Based on our evaluations, we recognized pretax, non-cash impairment charges of $1.0 million and $4.5 million during the quarters ended June 30, 2009 and 2008, respectively, on assets classified as real estate held for development and sale. We recorded the charge in cost of revenue in our condensed consolidated statements of income in our GLC segment.

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Real Estate Entities

At June 30, 2009, the entities we have consolidated were engaged in residential and commercial development projects with total assets ranging from approximately $0.7 million to $44.5 million.

The breakdown by type and location of our real estate held for development and sale is summarized below:

	June 30,	December 31,	June 30,
(in thousands)	2009	2008	2008
Residential	$116,072	$65,298	$40,601
Commercial	15,097	9,791	9,707
Total	$131,169	$75,089	$50,308

Washington	$77,118	$30,126	$27,973
California	16,988	11,155	14,274
Texas	8,306	8,004	8,061
Oregon	28,757	25,804	-
Total	$131,169	$75,089	$50,308

Additionally, at June 30, 2009 we had $15.4 million in real estate held for use included in property and equipment on our condensed consolidated balance sheet related to consolidated real estate entities. Of the combined total of real estate held for development, sale and use of $146.6 million, approximately $140.5 million was pledged as collateral for the obligations of the real estate entities. This debt totaled $58.0 million at June 30, 2009. Our proportionate share of the results of these entities varies depending on the ultimate profitability of the entities.

Investments in Affiliates

We account for entities where we have determined we are not the primary beneficiary as investments in affiliates. At June 30, 2009, these entities were engaged in real estate development projects with total assets ranging from approximately $6.5 million to $50.8 million. Our proportionate share of the operating results of these entities varies depending on the ultimate profitability of the entities. At June 30, 2009 we had approximately $13.4 million recorded on our condensed consolidated balance sheet related to our investment in these real estate entities.

Additionally, we have non-real estate investments in affiliates that are accounted for using the equity method. The most significant of these investments is a 50% interest in a limited liability company which owns and operates an asphalt terminal in Nevada. We have made advances to the asphalt terminal limited liability company of which $5.0 million remained committed and outstanding at June 30, 2009.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our investments in affiliates balance consists of the following:

	June 30,	December 31,	June 30,
(in thousands)	2009	2008	2008
Equity method investments in real estate affiliates	$13,375	$16,308	$21,371
Equity method investments in other affiliates	3,935	3,688	4,960
Total equity method investments	17,310	19,996	26,331
Cost method investments	-	-	4,171
Total investments in affiliates	$17,310	$19,996	$30,502

The breakdown by type and location of our interests in real estate ventures is summarized below:

	June 30,	December 31,	June 30,
(in thousands)	2009	2008	2008
Residential	$8,780	$11,648	$16,165
Commercial	4,595	4,660	5,206
Total	$13,375	$16,308	$21,371

Texas	$13,375	$12,283	$12,497
Oregon	-	-	3,978
Washington	-	4,025	4,896
Total	$13,375	$16,308	$21,371

The following table provides summarized balance sheet information for our affiliates on a combined 100% basis, which primarily relate to our real estate affiliates accounted for under the equity method:

	June 30,	December 31,	June 30,
(in thousands)	2009	2008	2008
Total assets	$153,525	$196,702	$214,818
Net assets	71,102	90,867	102,415
Granite’s share of net assets	17,310	19,996	26,331

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

9.	Property and Equipment, net:

Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net on our condensed consolidated balance sheets as follows:

	June 30,	December 31,	June 30,
(in thousands)	2009	2008	2008
Land and land improvements	$124,744	$119,576	$110,592
Quarry property	142,744	141,638	143,185
Buildings and leasehold improvements	96,589	94,579	86,151
Equipment and vehicles	857,430	843,045	848,044
Office furniture and equipment	37,415	35,021	32,188
Property and equipment	1,258,922	1,233,859	1,220,160
Less: accumulated depreciation and depletion	(729,117)	(716,181)	(693,777)
Property and equipment, net	$529,805	$517,678	$526,383

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Intangible Assets:

The balances of the following intangible assets from our Granite West segment are included in other noncurrent assets on our condensed consolidated balance sheets at carrying value:

	June 30,	December 31,	June 30,
(in thousands)	2009	2008	2008
Unamortized intangible assets:
Goodwill	$9,900	$9,900	$9,900
Use rights	2,954	2,954	2,954
Total unamortized intangible assets	$12,854	$12,854	$12,854

	June 30, 2009
		Accumulated
(in thousands)	Gross Value	Amortization	Net Value
Amortized intangible assets:
Permits	$36,070	$(4,593)	$31,477
Trade names	158	(43)	115
Covenants not to compete	1,588	(901)	687
Customer lists and other	3,122	(1,454)	1,668
Total amortized intangible assets	$40,938	$(6,991)	$33,947

	December 31, 2008
(in thousands)	Gross Value	Accumulated Amortization	Net Value
Amortized intangible assets:
Permits	$36,070	$(3,698)	$32,372
Trade names	1,583	(1,352)	231
Covenants not to compete	1,588	(695)	893
Customer lists and other	3,725	(1,684)	2,041
Total amortized intangible assets	$42,966	$(7,429)	$35,537

	June 30, 2008
(in thousands)	Gross Value	Accumulated Amortization	Net Value
Amortized intangible assets:
Permits	$35,570	$(2,807)	$32,763
Trade names	1,583	(1,160)	423
Covenants not to compete	1,588	(490)	1,098
Customer lists and other	3,725	(1,220)	2,505
Total amortized intangible assets	$42,466	$(5,677)	$36,789

Amortization expense related to intangible assets was approximately $0.7 million and $1.6 million for the three and six months ended June 30, 2009, respectively, and approximately $1.0 million and $1.7 million for the three and six months ended June 30, 2008, respectively. Amortization expense expected to be recorded in the future is as follows: $1.4 million for the balance of 2009, $2.5 million in 2010, $2.3 million in 2011, $2.2 million in 2012, $1.9 million in 2013 and $23.6 million thereafter.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Weighted Average Common Shares Outstanding:

A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income per share in the condensed consolidated statements of income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Weighted average shares outstanding:
Weighted average common stock outstanding	38,675	38,276	38,503	38,594
Less: weighted average unvested restricted stock outstanding	1,091	850	973	812
Total basic weighted average shares outstanding	37,584	37,426	37,530	37,782
Diluted weighted average shares outstanding:
Weighted average common stock outstanding, basic	37,584	37,426	37,530	37,782
Effect of dilutive securities:
Common stock options and units	115	126	120	80
Total weighted average shares outstanding assuming dilution	37,699	37,552	37,650	37,862

12.	Earnings Per Share:

In June 2008, the FASB issued FSP EITF 03-6-1, which requires entities to apply the two-class method of computing basic and diluted EPS for awards that accrue cash dividends (whether paid or unpaid) and those dividends do not need to be returned to the entity if the employee forfeits the award. Awards of this nature are considered participating securities and are included in the computation of EPS. FSP EITF 03-6-1 became effective for us on January 1, 2009 and requires retroactive application to all prior period EPS. Unvested restricted stock issued under the Amended and Restated 1999 Equity Incentive Plan carries nonforfeitable dividend rights.

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a reconciliation of net income attributable to Granite and weighted average shares of common stock outstanding for calculating basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Basic
Numerator:
Net income attributable to Granite	$17,949	$25,618	$26,869	$38,741
Less: net income allocated to participating securities	500	564	667	804
Net income allocated to common shareholders for basic calculation	$17,449	$25,054	$26,202	$37,937
Denominator:
Weighted average common shares outstanding	37,584	37,426	37,530	37,782

Net income per share, basic	$0.46	$0.67	$0.70	$1.00

Diluted
Numerator:
Net income attributable to Granite	$17,949	$25,618	$26,869	$38,741
Less: net income allocated to participating securities	499	562	665	802
Net income allocated to common shareholders for diluted calculation	$17,450	$25,056	$26,204	$37,939
Denominator:
Weighted average common shares outstanding	37,699	37,552	37,650	37,862

Net income per share, diluted	$0.46	$0.67	$0.70	$1.00

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Equity and Other Comprehensive Income (Loss):

The following tables summarize our equity activity for the periods presented, in accordance with the adoption of SFAS 160:

(in thousands)	Granite Construction Inc.	Noncontrolling Interest	Total Equity
Balance at December 31, 2008	$767,509	$36,773	$804,282
Purchase of common stock[1]	(2,821)	-	(2,821)
Other transactions with shareholders	6,932	-	6,932
Transactions with noncontrolling interest, net	-	6,114	6,114
Comprehensive income:
Net income	26,869	9,785	36,654
Other comprehensive income	146	-	146
Total comprehensive income	27,015	9,785	36,800
Dividends on common stock	(10,056)	-	(10,056)
Balance at June 30, 2009	$788,579	$52,672	$841,251

(in thousands)	Granite Construction Inc.	Noncontrolling Interest	Total Equity
Balance at December 31, 2007	$700,199	$23,471	$723,670
Purchase of common stock[2]	(45,468)	-	(45,468)
Other transactions with shareholders	7,842	-	7,842
Transactions with noncontrolling interest, net	-	7,237	7,237
Comprehensive income:
Net income	38,741	30,464	69,205
Other comprehensive (loss)	(2,039)	-	(2,039)
Total comprehensive income	36,702	30,464	67,166
Dividends on common stock	(9,950)	-	(9,950)
Balance at June 30, 2008	$689,325	$61,172	$750,497

1Represents 77,683 shares purchased in connection with employee tax withholding for shares vested.
2Includes 75,668 shares purchased in connection with employee tax withholding for shares vested and 1,364,370 shares purchased under our share repurchase program.

The components of other comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Other comprehensive income (loss):
Changes in unrealized gain (loss) on investments	$-	$(407)	$238	$(3,349)
Tax (provision) benefit on unrealized gain (loss)	-	159	(92)	1,310
Total other comprehensive income (loss)	$-	$(248)	$146	$(2,039)

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Legal Proceedings:

Silica Litigation
Our wholly-owned subsidiary Granite Construction Company (“GCCO”) is one of approximately 100 to 300 defendants in six active California Superior Court lawsuits. Of the six lawsuits, four were filed against GCCO in 2005 and two were filed against GCCO in 2006, in Alameda County (Dominguez vs. A-1 Aggregates, et al.; Guido vs. A. Teichert & Son, Inc.; Williams vs. A. Teichert & Son, Inc.; Horne vs. Teichert & Son, Inc.; Kammer vs. A-1 Aggregates, et al.; and Solis vs. The 3M Company et al.). Each lawsuit was brought by a single plaintiff who is seeking money damages by way of various causes of action, including strict product and market share liability, and alleges personal injuries caused by exposure to silica products and related materials during the plaintiffs’ use or association with sand blasting or grinding concrete. The plaintiff in each lawsuit has categorized the defendants as equipment defendants, respirator defendants, premises defendants and sand defendants. We have been identified as a sand defendant, meaning a party that manufactured, supplied or distributed silica-containing products. Our investigation revealed that we have not knowingly sold or distributed abrasive silica sand for sandblasting, and therefore, we believe the probability of these lawsuits resulting in an incurrence of a material liability is remote. We have been dismissed from eighteen other similar lawsuits.

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

US Highway 20 Project
GCCO and our wholly-owned subsidiary, Granite Northwest, Inc. are the members of a joint venture known as Yaquina River Constructors (“YRC”) which is currently constructing a new road alignment of US Highway 20 near Eddyville, Oregon under contract with the Oregon Department of Transportation (“ODOT”). The project involves constructing seven miles of new road through steep and forested terrain in the Coast Range Mountains. During the fall and winter of 2006, extraordinary rain events produced runoff that overwhelmed erosion control measures installed at the project and resulted in discharges to surface water in alleged violations of YRC’s stormwater permit. In June 2009, YRC was informed that the USDOJ had assumed the criminal investigation that the Oregon Department of Justice had previously been conducting in connection with stormwater runoff from the project. YRC and its members are fully cooperating in the investigation, but we do not know whether criminal charges or civil lawsuits, if any, will be brought or against whom, as a result of the investigation. Therefore, we cannot estimate what if any criminal or civil penalty or conditional assessment may result from this investigation.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

City of San Diego Fire Debris Cleanup
In the aftermath of the 2007 San Diego County wildfires, GCCO bid for and was awarded a fixed unit price, variable quantity contract with the City of San Diego (“the City”) to perform specified debris cleanup work. GCCO began work in November 2007 and completed the work in April 2008. In August 2008, the City announced that it would conduct an independent audit of the project. In December 2008, the City’s audit report was released with findings that, while some GCCO billings contained mistakes, rates paid to GCCO appear to be generally reasonable. GCCO has reimbursed the City the undisputed overbilled amount of less than $3,000. The former San Diego City Attorney, after conducting a separate investigation of GCCO’s work on the project, filed a civil lawsuit in California Superior Court, County of San Diego on October 17, 2008 against GCCO and the one other contractor that had been awarded a similar cleanup contract with the City. In the complaint, the City alleges that both contractors knowingly presented to the City false claims for payment in violation of the California False Claims Act. The City seeks trebled damages in an amount to be determined, and a civil penalty in the amount of $10,000 for each false claim made. After the November 2008 election in which a new City Attorney was elected, GCCO and the new City Attorney agreed to suspend the lawsuit to allow the City Attorney time to complete its investigation. GCCO believes the allegations in the City’s complaint to be without factual or legal basis and, therefore, the City’s entitlement to relief sought under the California False Claims Act is remote.

Grand Avenue Project DBE Issues
On March 6, 2009, the U.S. Department of Transportation, Office of Inspector General (“OIG”) served upon our wholly-owned subsidiary, Granite Construction Northeast, Inc., (“Granite Northeast”), a United States District Court Eastern District of New York subpoena to testify before a grand jury by producing documents. The subpoena seeks all documents pertaining to a Granite Northeast Disadvantaged Business Enterprise (“DBE”) subcontractor (“the Subcontractor”), and the Subcontractor’s non-DBE lower tier subcontractor/consultant, relating to the Subcontractor’s work on the Grand Avenue Bus Depot and Central Maintenance Facility for the Borough of Queens Project (the “Grand Avenue Project”). The subpoena also seeks all documents regarding Granite Northeast’s use of the Subcontractor as a DBE on the Grand Avenue Project and all documents related to the Subcontractor as a DBE on any other contract including public works construction. We have complied with the subpoena and are fully cooperating with the OIG’s investigation. Although it is now in its early stages, to date, Granite Northeast has not been notified that it is either a subject or target of the OIG’s investigation. As a result, we do not know whether criminal charges or civil lawsuits, if any, will be brought or against whom, as a result of the investigation. Therefore, we cannot estimate what, if any, criminal or civil penalty or conditional assessment may result from this investigation.

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.	Business Segment Information:

Based on similar economic characteristics as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, our three reportable segments are Granite West, Granite East, and Granite Land Company.

Granite West has decentralized branch offices in the western United States that perform various heavy civil construction projects with a large portion of the work focused on new construction and improvement of streets, roads, highways, bridges and airports as well as site preparation for housing and commercial development. Although most Granite West projects are started and completed within a year, the segment also has the capability of constructing larger projects and at June 30, 2009 had six active projects, each with total contract revenue greater than $50.0 million. All of our revenue from the sale of construction materials is generated by Granite West, which mines aggregates and operates plants that process aggregates into construction materials for internal use and for sale to others. These activities are vertically integrated into the Granite West business, providing both a source of profits and a competitive advantage to our construction business.

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized segment information is as follows:

	Three Months Ended June 30,
(in thousands)	Granite West	Granite East	Granite Land Company	Total
2009
Revenue from external customers	$348,294	$112,247	$534	$461,075
Intersegment revenue transfer	10	(10)	-	-
Net revenue	348,304	112,237	534	461,075
Depreciation, depletion and amortization	15,731	1,189	125	17,045
Operating income (loss)	34,909	14,688	(2,240)	47,357
2008
Revenue from external customers	$517,160	$171,072	$6,100	$694,332
Intersegment revenue transfer	303	(303)	-	-
Net revenue	517,463	170,769	6,100	694,332
Depreciation, depletion and amortization	18,039	2,005	7	20,051
Operating income (loss)	56,801	11,691	(3,154)	65,338

	Six Months Ended June 30,
(in thousands)	Granite West	Granite East	Granite Land Company	Total
2009
Revenue from external customers	$545,326	$262,170	$951	$808,447
Intersegment revenue transfer	27	(27)	-	-
Net revenue	545,353	262,143	951	808,447
Depreciation, depletion and amortization	32,652	2,547	301	35,500
Operating income (loss)	41,774	43,084	(2,938)	81,920
Segment assets	478,051	14,827	146,766	639,644
2008
Revenue from external customers	$755,130	$387,229	$6,773	$1,149,132
Intersegment revenue transfer	2,335	(2,335)	-	-
Net revenue	757,465	384,894	6,773	1,149,132
Depreciation, depletion and amortization	35,836	4,176	18	40,030
Operating income (loss)	61,114	63,377	(3,604)	120,887
Segment assets	462,825	22,467	65,664	550,956

A reconciliation of segment operating income to consolidated income before provision for tax is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Total operating income for reportable segments	$47,357	$65,338	$81,920	$120,887
Other income, net	470	1,247	2,384	10,548
Gain on sales of property and equipment	2,808	2,155	5,329	2,556
Unallocated other corporate expense	(19,781)	(22,072)	(39,963)	(39,578)
Income before provision for income taxes	$30,854	$46,668	$49,670	$94,413

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	Acquisition:

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

17.	Share Purchase Authorization:

In 2007, our Board of Directors authorized a plan to purchase, at management’s discretion, up to $200.0 million of our common stock. We did not purchase shares under the share purchase program during the six months ended June 30, 2009. During the six months ended June 30, 2008, we purchased 1.4 million shares at an average price per share of $31.65 for a total of $43.2 million. From the inception of this plan in 2007 through June 30, 2009, a total of 3.8 million shares of our common stock were purchased for an aggregate cost of $135.9 million. All shares were retired upon acquisition. At June 30, 2009, $64.1 million of the $200.0 million authorization was available for additional share purchases.

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

Overview

We are one of the largest heavy civil contractors and producers of construction materials in the United States. We are engaged in the construction and improvement of streets, roads, highways and bridges as well as dams, airport infrastructure, mass transit facilities and other infrastructure-related projects. We produce construction materials through the use of our extensive aggregate reserves and plant facilities. We also operate a real estate development company on a significantly smaller scale. We have three operating segments: Granite West, Granite East and Granite Land Company (“GLC”). Our offices are located in Alaska, Arizona, California, Florida, Nevada, New York, Oregon, Texas, Utah and Washington.

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

Results of Operations:

Comparative Financial Summary	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Total revenue	$461,075	$694,332	808,447	1,149,132
Gross profit	83,245	109,026	151,258	207,720
Operating income	30,384	45,421	47,286	83,865
Other income, net	470	1,247	2,384	10,548
Provision for income taxes	8,187	13,081	13,016	25,208
Amount attributable to noncontrolling interest	(4,718)	(7,969)	(9,785)	(30,464)
Net income attributable to Granite	17,949	25,618	26,869	38,741

Total Revenue	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2009		2008		2009		2008
Revenue by Segment:
Granite West	$348,304	75.6%	$517,463	74.5%	$545,353	67.5%	$757,465	65.9%
Granite East	112,237	24.3	170,769	24.6	262,143	32.4	384,894	33.5
Granite Land Company	534	0.1	6,100	0.9	951	0.1	6,773	0.6
Total	$461,075	100.0%	$694,332	100.0%	$808,447	100.0%	$1,149,132	100.0%

Granite West Revenue	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2009		2008		2009		2008
California:
Public sector	$134,851	74.2%	$159,208	61.4%	$210,277	73.0%	$231,878	58.3%
Private sector	10,826	5.9	29,153	11.2	21,083	7.3	59,117	14.9
Material sales	36,174	19.9	71,149	27.4	56,737	19.7	106,588	26.8
Total	$181,851	100.0%	$259,510	100.0%	$288,097	100.0%	$397,583	100.0%
West (excluding California):
Public sector	$134,766	81.0%	$190,086	73.7%	$211,505	82.2%	$261,256	72.6%
Private sector	10,546	6.3	31,727	12.3	15,327	6.0	46,371	12.9
Material sales	21,141	12.7	36,140	14.0	30,424	11.8	52,255	14.5
Total	$166,453	100.0%	$257,953	100.0%	$257,256	100.0%	$359,882	100.0%
Total Revenue:
Public sector	$269,617	77.4%	$349,294	67.5%	$421,782	77.3%	493,134	65.1%
Private sector	21,372	6.1	60,880	11.8	36,410	6.7	105,488	13.9
Material sales	57,315	16.5	107,289	20.7	87,161	16.0	158,843	21.0
Total	$348,304	100.0%	$517,463	100.0%	$545,353	100.0%	$757,465	100.0%

Granite West Revenue: Revenue from Granite West for the three and six months ended June 30, 2009 decreased by $169.2 million, or 32.7%, and $212.1 million, or 28.0%, respectively, compared with the same periods in 2008. These decreases were primarily attributable to the contraction of residential construction and credit markets which had a direct impact on private sector revenue and the sale of construction materials. Additionally, there was an indirect impact on public sector revenue as competitors have migrated from the increasingly scarce private sector work and created more competition for bidders on public sector projects.

Granite East Revenue	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2009		2008		2009		2008
Revenue by Geographic Area:
Midwest	$41,337	36.8%	$43,457	25.4%	$74,231	28.3%	$83,814	21.7%
Northeast	22,525	20.1	35,624	20.9	60,950	23.3	72,043	18.7
South	12,055	10.7	34,510	20.2	53,080	20.2	64,095	16.7
Southeast	36,126	32.2	52,443	30.7	73,368	28.0	123,452	32.1
West	194	0.2	4,735	2.8	514	0.2	41,490	10.8
Total	$112,237	100.0%	$170,769	100.0%	$262,143	100.0%	$384,894	100.0%
Revenue by Market Sector:
Public sector	$111,527	99.4%	$163,161	95.5%	$259,993	99.2%	$372,423	96.8%
Private sector	710	0.6	7,608	4.5	2,150	0.8	12,471	3.2
Total	$112,237	100.0%	$170,769	100.0%	$262,143	100.0%	$384,894	100.0%

Granite East Revenue: Revenue from Granite East for the three and six months ended June 30, 2009 decreased by $58.5 million, or 34.3%, and by $122.8 million, or 31.9%, respectively, compared with the same periods in 2008. These decreases were due primarily to our continued focus on improved execution and profitability, and large projects nearing completion. This was partially offset by the recognition of settlements related to outstanding issues on two separate projects, one in the first quarter of 2009 in the Northeast, and the other in the first quarter of 2008 in the West.

The following table provides information about revenue from our large projects for the three and six months ended June 30, 2009 and 2008:

Large Project Revenue	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2009	2008	2009	2008
Granite West	$37,413	$69,114	$69,774	$99,260
Number of projects*	4	6	6	7
Granite East	$110,494	$147,898	$230,836	$352,627
Number of projects*	11	15	13	17
Total	$147,907	$217,012	$300,610	$451,887
Number of projects*	15	21	19	24

* Includes only projects with a total contract value greater than $50.0 million and over $1.0 million of revenue in the respective periods.

Granite Land Company Revenue: Revenue from GLC for the three and six months ended June 30, 2009 decreased by $5.6 million and $5.8 million, respectively, compared with the same periods in 2008. GLC’s revenue is dependent on the timing of real estate sales transactions, which are relatively few in number and can cause variability in the timing of revenue and profit recognition. The current real estate downturn and associated tightening of credit markets has had a direct impact on the anticipated timing of several GLC development projects.

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

The following tables illustrate our contract backlog as of the respective dates:

Total Contract Backlog
(in thousands)	June 30, 2009		March 31, 2009		June 30, 2008
Contract Backlog by Segment:
Granite West	$824,676	53.8%	$743,219	47.3%	$1,188,948	55.5%
Granite East	707,567	46.2	826,855	52.7	952,700	44.5
Total	$1,532,243	100.0%	$1,570,074	100.0%	$2,141,648	100.0%

Granite West Contract Backlog
(in thousands)	June 30, 2009		March 31, 2009		June 30, 2008
California:
Public sector	$341,529	95.5%	$395,608	95.3%	$597,257	93.5%
Private sector	16,184	4.5	19,579	4.7	41,548	6.5
Total	$357,713	100.0%	$415,187	100.0%	$638,805	100.0%
West (excluding California):
Public sector	$460,641	98.6%	$320,065	97.6%	$523,629	95.2%
Private sector	6,322	1.4	7,967	2.4	26,514	4.8
Total	$466,963	100.0%	$328,032	100.0%	$550,143	100.0%
Total Contract Backlog:
Public sector	$802,170	97.3%	$715,673	96.3%	$1,120,886	94.3%
Private sector	22,506	2.7	27,546	3.7	68,062	5.7
Total	$824,676	100.0%	$743,219	100.0%	$1,188,948	100.0%

Granite West Contract Backlog: Granite West contract backlog of $824.7 million at June 30, 2009 was $81.5 million, or 11.0%, higher than at March 31, 2009 and $364.3 million, or 30.6%, lower than at June 30, 2008. The decrease from June 30, 2008 was primarily driven by projects nearing completion and the continued weak demand for residential construction. Additionally, there was an indirect impact on public sector contract backlog, as competitors migrated from the increasingly scarce private sector work, creating more competition for bidders on public sector projects. The increase in contract backlog from March 31, 2009 to June 30, 2009 was primarily attributable to new public sector awards in Utah, Washington and Alaska. This was offset by a lower volume of public sector work in California due to increased competition. Additions to Granite West contract backlog in the second quarter of 2009 included the awards of a $20.4 million road reconstruction project, and a $15.2 million taxiway reconstruction project, both in Utah.

Granite East Contract Backlog
(in thousands)	June 30, 2009		March 31, 2009		June 30, 2008
Contract Backlog by Geographic Area:
Midwest	$92,201	13.0%	$131,896	15.9%	$248,888	26.1%
Northeast	226,617	32.0	254,297	30.8	88,686	9.3
South	53,920	7.7	71,698	8.7	114,365	12.0
Southeast	332,629	47.0	366,568	44.3	495,007	52.0
West	2,200	0.3	2,396	0.3	5,754	0.6
Total	$707,567	100.0%	$826,855	100.0%	$952,700	100.0%
Contract Backlog by Market Sector:
Public sector	$704,880	99.6%	$823,859	99.6%	$944,127	99.1%
Private sector	2,687	0.4	2,996	0.4	8,573	0.9
Total	$707,567	100.0%	$826,855	100.0%	$952,700	100.0%

Granite East Contract Backlog: Granite East contract backlog of $707.6 million at June 30, 2009 was $119.3 million, or 14.4%, lower than at March 31, 2009, and $245.1 million, or 25.7%, lower than at June 30, 2008. These decreases reflect progress on large construction projects and delays in the start of several large projects pending funding availability. In April 2009, a joint venture of which we are a party entered into a contract for the expansion of the Houston’s light rail system. The total contract value is $1.3 billion, of which our portion is 33.7%. In July 2009, we received the first notice to proceed in the amount of $121.0 million, of which our share is 33.7%. Our share will be added to contract backlog in the third quarter of 2009.

The following tables provide information about our large project contract backlog at June 30, 2009, March 31, 2009, and June 30, 2008:

Large Project Contract Backlog
(dollars in thousands)	June 30, 2009	March 31, 2009	June 30, 2008
Granite West	$177,086	$219,489	$369,673
Number of projects*	5	5	7
Granite East	$688,004	$796,347	$911,570
Number of projects*	11	14	15
Total	$865,090	$1,015,836	$1,281,243
Number of projects*	16	19	22

*Includes only projects with total contract value greater than $50.0 million and remaining contract backlog over $1.0 million at the respective dates.

The following table presents gross profit by business segment for the respective periods:

Gross Profit	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Granite West	$62,882	$92,924	$95,821	$132,553
Percent of segment revenue	18.1%	18.0%	17.6%	17.5%
Granite East	$21,363	$18,757	$56,227	$77,353
Percent of segment revenue	19.0%	11.0%	21.4%	20.1%
Granite Land Company	$(1,000)	$(2,655)	$(790)	$(2,186)
Percent of segment revenue	-187.3%	-43.5%	-83.1%	-32.3%
Total gross profit	$83,245	$109,026	$151,258	$207,720
Percent of total revenue	18.1%	15.7%	18.7%	18.1%

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

Revenue from projects that have not yet reached our profit recognition threshold is as follows:

Revenue from Contracts with Deferred Profit	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Granite West	$15,413	$55,938	$16,064	$60,672
Granite East	6,416	26,667	11,066	49,861
Total revenue from contracts with deferred profit	$21,829	$82,605	$27,130	$110,533

We do not recognize revenue from contract claims until we have a signed settlement agreement and payment is assured. We do not recognize revenue from contract change orders until the contract owner has agreed to the change order in writing. However, we do recognize the costs related to any contract claims or pending change orders in our forecasts when we are contractually obligated. As a result, our gross profit as a percent of revenue can vary depending on the magnitude and timing of settlement claims and change orders.

Granite West gross profit as a percent of revenue remained relatively unchanged for the three and six months ended June 30, 2009 at 18.1% and 17.6%, respectively, compared to 18.0% and 17.5%, respectively, for the same periods in 2008. Construction gross profit as a percent of construction revenue for the three months ended 2009 remained relatively unchanged from the same period in 2008 at 18.8% and 18.5%, respectively, and increased to 19.6% for the six months ended 2009 from 18.9% for the same period in 2008.  This increase was primarily the result of the recognition of deferred profit on a large design/build project that reached the point of profit recognition during the first quarter of 2009. Materials gross profit as a percent of materials revenue for the three and six months ended June 30, 2009 decreased to 14.0% and 6.5%, respectively, from 16.3% and 12.6%, respectively, for the same periods in 2008. Profit margins on our construction materials sales continue to be negatively impacted by lower demand from the private sector for our higher margin products and decreased production volume which resulted in increased cost per unit.

Granite East gross profit as a percent of revenue for the three and six months ended June 30, 2009 increased to 19.0% and 21.4%, respectively, from 11.0% and 20.1%, respectively, for the same periods in 2008. The increases are primarily related to the resolution of project uncertainties on projects nearing completion, and improved productivity. In the first six months of both 2009 and 2008 the results were favorably impacted by the negotiated settlements of claims with contract owners of $16.0 million and $28.6 million, respectively.

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

GLC recorded gross losses of $1.0 million and $0.8 million for the three and six months ended June 30, 2009, respectively, compared to gross losses of $2.7 million and $2.2 million for the same periods in 2008. Gross losses for the three months ended June 30, 2009 and 2008 include impairment charges of $1.0 million and $4.5 million, respectively. Gross losses in both periods were caused by the real estate downturn and the stages of development of our project portfolio, which led to very limited sales activity in 2009 and 2008. (See Note 8 of the “Notes to the Condensed Consolidated Financial Statements”).

The following table presents the components of general and administrative expenses for the respective periods:

General and Administrative Expenses	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Salaries and related expenses	$32,518	$35,171	$66,795	$70,594
Incentive compensation, discretionary profit sharing and other variable compensation	6,623	10,435	12,146	15,810
Other general and administrative expenses	16,528	20,154	30,360	40,007
Total	$55,669	$65,760	$109,301	$126,411
Percent of revenue	12.1%	9.5%	13.5%	11.0%

General and Administrative Expenses: Our general and administrative expenses for the three and six months ended June 30, 2009 decreased $10.1 million, or 15.3%, and $17.1 million, or 13.5%, respectively, compared with the same periods in 2008, primarily related to decreases in salaries and incentive compensation. Additionally, expenses for the three and six months ended June 30, 2009 included a recovery of approximately $1.6 million and $4.9 million, respectively, of previously reserved doubtful accounts.

The following table presents the components of other income (expense) for the respective periods:

Other Income (Expense)	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Interest income	$1,109	$3,593	$3,170	$9,648
Interest expense	(2,853)	(3,058)	(6,341)	(7,568)
Equity in income (loss) of affiliates	783	528	339	(179)
Other income, net	1,431	184	5,216	8,647
Total other income	$470	$1,247	$2,384	$10,548

Other Income (Expense): Interest income decreased in the three and six months ended June 30, 2009, compared with the same periods in 2008, primarily due to a decrease in investment interest income as we moved our marketable securities to more conservative investment instruments in the fourth quarter of 2008. Interest expense decreased due to a decrease in the associated notes payable as we paid down balances. The increase in other income, net during the three months ended June 30, 2009 was primarily due to gains earned on monies held in a Rabbi Trust related to the Non-Qualified Deferred Compensation Plan. The decrease in other income, net during the six months ended June 30, 2009 was primarily due to a gain of approximately $9.3 million recognized in the six months ended June 30, 2008 on the sale of gold, a by-product of one of our aggregate extraction operations, compared with a gain of $4.4 million in the six months ended June 30, 2009.

The following table presents the components of the provision for income taxes for the respective periods:

Provision for Income Taxes	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Provision for income taxes	$8,187	$13,081	$13,016	$25,208
Effective tax rate	26.5%	28.0%	26.2%	26.7%

Provision for Income Taxes: We calculate our income tax provision at the end of each interim period by estimating our annual effective tax rate and apply that rate to our year-to-date ordinary earnings.  The effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

Our effective tax rate decreased to 26.5% and 26.2%, respectively, for the three and six months ended June 30, 2009 from 28.0% and 26.7%, respectively, for the corresponding periods in 2008. The change in our effective tax rate was primarily the result of the change in the relationship that noncontrolling interest bears to income before provision for income taxes since noncontrolling interest is not subject to income taxes on a stand alone basis. We expect our 2009 effective tax rate to be approximately 26.9% for the year.

The following table presents the amount attributable to noncontrolling interest in consolidated subsidiaries for the respective periods:

Amount Attributable To Noncontrolling Interest	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Amount attributable to noncontrolling interest	$(4,718)	$(7,969)	$(9,785)	$(30,464)

Amount Attributable To Noncontrolling Interest: The amount attributable to noncontrolling interest represents the noncontrolling owners’ share of the income of our consolidated construction joint ventures and real estate development entities. The decrease in noncontrolling interest in our consolidated subsidiaries for the three months ended June 30, 2009 compared to the corresponding period in 2008 was due to the completion of certain large projects. The decrease in the amount due to noncontrolling interest for the six months ended June 30, 2009 compared to the same period of the prior year was largely attributable to $17.6 million we received in the first six months of 2008 as a settlement related to the resolution of revenue issues on a large project in Southern California.

Outlook

We expect 2009 will be a challenging year reflecting the current economic climate and its impact on many of our customers. However, we believe the diversity and resiliency of our business model will continue to be valuable as we confront these challenging times.

In the West, we have work available to bid partly due to the availability of stimulus funds and partly due to pent up demand in certain states that had previously put many projects on hold. Because competition remains strong, particularly for smaller projects, our focus is on targeting projects where we have a competitive advantage with our operational and financial strength. We believe we are well positioned in our markets with our versatile construction capabilities, aggregate reserves, key plant facilities and, most importantly, teams of experienced and dedicated people.

The outlook for our Granite East business continues to improve. We are pursuing a number of large projects and funding for these projects is coming from various sources. Our strategy for this business is to be very selective with regard to the projects we bid. We will continue to focus on projects where we can utilize our construction expertise, mitigate risk and deliver acceptable margins.

On the political front, stimulus funded work is out for bid. We expect to bid on more work during the balance of 2009, which will be either fully or partially funded by The American Recovery and Reinvestment Act. The legislation requires state transportation departments to allocate all stimulus funding by March 2010.

At the federal level, Congressional leaders are discussing the reauthorization of the surface transportation bill. Leaders are split between the push for a full six-year reauthorization of the program or an eighteen-month extension of the program at current funding levels. However, both the administration and Congress have acknowledged that the Highway Trust Fund will need another contribution from the general fund to keep the program solvent through the balance of the year.

In California, a budget amendment was signed this week to address the state’s significant budget deficit.. This amendment  does not suspend transportation funding from local governments as was initially proposed.  While this is good news, the delay in resolving the budget deficit has negatively affected transportation funding as the state has been unable to sell Proposition 1B bonds. The passage of the budget amendment should help the State Treasurer’s office successfully re-enter the bond market. The Department of Transportation has indicated that it will continue to fund projects currently underway.

With regard to GLC, our strategy in 2009 is to be flexible and patient in managing our investments. Several of our development projects have long lead times, which afford us the ability to stage the timing of sales transactions. We will continue to work on entitlements and construct improvements. If there is a continued decline in the residential and commercial real estate markets in which we are operating, the expected profitability for certain development activities could continue to deteriorate to a point that could cause us to recognize impairments.

In summary, while we are actively engaged in the California and federal funding policy discussions, it is too early for us to know to what degree these will impact our business. Although we are cautiously approaching our outlook for the remainder of 2009, we have a positive long-term view of our markets. We continue to focus on cost cutting and improvement initiatives to develop more efficient business processes. Lastly, we are confident that our continued strategic investment in our construction materials business and the development of our people is important to increasing long-term shareholder value.

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

Cash and Marketable Securities	June 30,
(in thousands)	2009	2008
Cash and cash equivalents excluding consolidated joint ventures	$235,228	$82,911
Consolidated joint venture cash and cash equivalents	120,940	203,737
Total consolidated cash and cash equivalents	356,168	286,648
Short-term and long-term marketable securities	78,206	117,936
Total cash, cash equivalents and marketable securities	$434,374	$404,584

Our primary sources of liquidity are cash and cash equivalents and short-term investments. Our cash and cash equivalents consist of deposits and money market funds held with established national banks, and fixed income securities having remaining maturities of three months or less from the date of purchase. Cash and cash equivalents held by our consolidated joint ventures is for the working capital needs of each joint venture’s project. The decision to distribute cash must generally be made jointly by all of the partners and therefore these funds are not available for the working capital needs of Granite. Our marketable securities include United States government obligations and agencies and municipal bonds. Primarily in response to volatile credit markets, we have generally not reinvested the proceeds of maturing securities and have retained these funds in cash and cash equivalents.

Cash Flows	Six Months Ended June 30,
(in thousands)	2009	2008
Net cash (used in) provided by:
Operating activities	$(6,435)	$43,796
Investing activities	(64,208)	(32,217)
Financing activities	(34,032)	(77,365)
Capital expenditures	55,659	62,528

Cash used in operating activities of $6.4 million for the six months ended June 30, 2009, represents a $50.2 million decrease from the amount provided during the same period in 2008. The increase in uses of cash during the six month period ended was the result of higher levels of liquid asphalt included in inventory, reduction of billings in excess of costs and estimated earnings primarily due to the progress on large projects, and an increase in the balance of other assets, net.  Increases in uses of cash were offset by a reduction in accounts receivable.

Cash used in investing activities of $64.2 million for the six months ended June 30, 2009 represents a $32.0 million increase from the amount used in the same period in 2008. The change was primarily due to an increase in purchases of marketable securities of $10.0 million and a reduction in cash from the release of funds for acquisition of noncontrolling interest of $28.0 million.

Cash used in financing activities was $34.0 million for the six months ended June 30, 2009, representing a $43.3 million decrease from the amount used in the same period in 2008. The decrease in use of funds was primarily attributable to a $42.6 million reduction in the purchase of shares of our common stock. In addition, during the six months ended June 30, 2008, $11.7 million was used in the acquisition of noncontrolling interest and no similar transaction occurred during the six months ended June 30, 2009.

Capital Expenditures

During the six months ended June 30, 2009, we had capital expenditures of $55.7 million compared to $62.5 million during the six months ended June 30, 2008. We currently anticipate spending approximately $110.0 million for capital expenditures in 2009, which includes amounts for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings, and leasehold improvements. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook, and other factors.

Debt and Capital

We have a $150.0 million bank revolving line of credit (“LOC”), which allows for unsecured borrowings through June 24, 2011. Borrowings under the LOC bear interest at LIBOR plus an applicable margin determined based upon certain financial ratios calculated quarterly. The margin was 0.70% at June 30, 2009. The unused and available portion of the LOC was $145.8 million at June 30, 2009.

We had standby letters of credit (“Letters”) totaling approximately $4.2 million outstanding at June 30, 2009, which will expire between October 2009 and March 2010. We are generally required by the beneficiaries of these Letters to replace them upon expiration. Additionally, we are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At June 30, 2009, approximately $1.5 billion of our contract backlog was bonded. Approximately $9.5 billion in performance bonds were outstanding as of June 30, 2009, which includes bonds for construction projects, both in process and completed contract awaiting final acceptance by the owner. Generally, performance bonds do not have stated expiration dates; rather, we are generally released from the bonds when each contract is accepted by the owner. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

Covenants contained in our debt agreements require the maintenance of certain financial ratios and the maintenance of tangible net worth (as defined by the debt agreements). Our debt agreements define certain events of default such as the failure to observe certain covenants or the failure by us or one of our subsidiaries, which may include a real estate affiliate of GLC over which we exercise control, to pay its debts as they become due. As of June 30, 2009, we were in compliance with these covenants and no event of default had occurred. Should we fail to comply with these covenants or should another event of default occur, our lenders could cause the amounts due under the debt agreements to become immediately payable and terminate their obligation to make further credit available.

Share Purchase Authorization

In 2007, our Board of Directors authorized a plan to purchase, at management’s discretion, up to $200.0 million of our common stock. During the six months ended June 30, 2009, we did not purchase shares under the share purchase program. From the inception of this plan in 2007 through June 30, 2009, we have purchased a total of 3.8 million shares of our common stock for an aggregate cost of $135.9 million. All shares were retired upon acquisition. At June 30, 2009, $64.1 million of the $200.0 million authorization was available for additional share purchases.

Acquisitions

In December 2007, we deposited $28.3 million with an exchange agent in connection with our purchase of the remaining minority shares of Wilder Construction Incorporated. In January 2008, the amount was paid to the Wilder minority shareholders. In 2008, this amount was reflected as an increase in cash from investing activities and a corresponding $16.6 million decrease in cash from operating activities and an $11.7 million decrease in cash from financing activities for the estimated amounts attributable to return on investment and return of investment, respectively.

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

There was no significant change in our exposure to market risk in our investment controls and procedures during the three months ended June 30, 2009.

Item 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

During the second quarter of 2009, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

See Part I, Item 1. Financial Statements, Note 14 - Legal Proceedings.

Item 1A.	RISK FACTORS

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of shareholders on May 15, 2009, the following members were elected to three-year terms to the Board of Directors:

	Votes
	Affirmative	Withhold
David H. Kelsey	32,106,692	468,674
James W. Bradford	32,087,396	487,970

The following proposals were approved at the annual meeting of shareholders:

	Votes
	Affirmative	Against	Abstain
Proposal to amend the Granite Construction Incorporated Amended and Restated 1999 Equity Incentive Plan.	29,934,176	2,264,641	376,549
Proposal to ratify the appointment by the Audit/Compliance Committee of PricewaterhouseCoopers LLP as Granite’s independent registered public accounting firm for the fiscal year ending December 31, 2009.	31,641,097	904,507	29,762

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

10.1	†	Granite Construction Incorporated Amended and Restated 1999 Equity Incentive Plan as Amended and Restated Effective May 15, 2009
31.1	†	Certification of Principal Executive Officer
31.2	†	Certification of Principal Financial Officer
32	††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	†	Filed herewith
	††	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date:	July 30, 2009	By:	/s/ LeAnne M. Stewart
LeAnne M. Stewart
Senior Vice President and Chief Financial Officer