Form 10-Q
period 2009-09-30
GRANITE CONSTRUCTION INC
filed 2009-10-30
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number: 1-12911

GRANITE CONSTRUCTION INCORPORATED

State of Incorporation:	I.R.S. Employer Identification Number:
Delaware	77-0239383

Address of principal executive offices:
585 W. Beach Street
Watsonville, California 95076
(831) 724-1011

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 26, 2009.

Class	Outstanding
Common Stock, $0.01 par value	38,658,847 shares

Index

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2009, December 31, 2008 and September 30, 2008
Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2009 and 2008
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008
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
SIGNATURES
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)

	September 30,	December 31,	September 30,
	2009	2008	2008
ASSETS
Current assets
Cash and cash equivalents	$371,434	$460,843	$281,046
Short-term marketable securities	27,798	38,320	101,112
Accounts receivable, net	382,572	314,733	480,315
Costs and estimated earnings in excess of billings	38,011	13,295	34,759
Inventories, net	51,972	55,223	61,342
Real estate held for development and sale	135,306	75,089	52,165
Deferred income taxes	43,356	43,637	46,233
Equity in construction joint ventures	58,450	44,681	45,219
Other current assets	41,185	56,742	65,182
Total current assets	1,150,084	1,102,563	1,167,373
Property and equipment, net	530,661	517,678	522,733
Long-term marketable securities	62,612	21,239	30,209
Investments in affiliates	21,309	19,996	27,518
Other noncurrent assets	80,233	81,979	73,696
Total assets	$1,844,899	$1,743,455	$1,821,529
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$68,194	$39,692	$34,886
Accounts payable	211,670	174,626	234,126
Billings in excess of costs and estimated earnings	187,205	227,364	251,402
Accrued expenses and other current liabilities	209,806	184,939	227,611
Total current liabilities	676,875	626,621	748,025
Long-term debt	233,582	250,687	246,487
Other long-term liabilities	48,884	43,604	46,178
Deferred income taxes	17,917	18,261	18,733
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	-	-	-
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding 38,669,447 shares as of September 30, 2009, 38,266,791 shares as of December 31, 2008 and 38,264,058 shares as of September 30, 2008	387	383	383
Additional paid-in capital	92,356	85,035	83,041
Retained earnings	724,621	682,237	655,287
Accumulated other comprehensive loss	-	(146)	(3,334)
Total Granite Construction Inc. shareholders’ equity	817,364	767,509	735,377
Noncontrolling interests	50,277	36,773	26,729
Total equity	867,641	804,282	762,106
Total liabilities and equity	$1,844,899	$1,743,455	$1,821,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue
Construction	$647,776	$771,941	$1,368,111	$1,755,457
Construction materials	71,527	124,478	158,688	283,321
Real estate	981	1,369	1,932	8,142
Total revenue	720,284	897,788	1,528,731	2,046,920
Cost of revenue
Construction	549,053	643,531	1,123,038	1,437,093
Construction materials	64,528	109,068	145,991	247,959
Real estate	1,531	887	3,272	9,846
Total cost of revenue	615,112	753,486	1,272,301	1,694,898
Gross profit	105,172	144,302	256,430	352,022
General and administrative expenses	60,465	71,933	169,766	198,344
Gain on sales of property and equipment	1,549	2,008	6,878	4,564
Operating income	46,256	74,377	93,542	158,242
Other income (expense)
Interest income	744	5,439	3,914	15,087
Interest expense	(4,245)	(5,303)	(10,586)	(12,871)
Equity in income (loss) of affiliates	4,021	(1,257)	4,360	(1,436)
Other income, net	3,062	549	8,278	9,196
Total other income (expense)	3,582	(572)	5,966	9,976
Income before provision for income taxes	49,838	73,805	99,508	168,218
Provision for income taxes	13,300	21,473	26,316	46,681
Net income	36,538	52,332	73,192	121,537
Amount attributable to noncontrolling interests	(5,940)	(594)	(15,725)	(31,058)
Net income attributable to Granite Construction Inc.	$30,598	$51,738	$57,467	$90,479

Net income per share attributable to common shareholders (see Note 13)
Basic	$0.79	$1.35	$1.49	$2.35
Diluted	$0.79	$1.35	$1.49	$2.35

Weighted average shares of common stock
Basic	37,595	37,430	37,552	37,664
Diluted	37,709	37,557	37,670	37,760

Dividends per common share	$0.13	$0.13	$0.39	$0.39

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)

Nine Months Ended September 30,	2009	2008
Operating activities
Net income	$73,192	$121,537
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of real estate held for development and sale	1,686	4,500
Depreciation, depletion and amortization	59,048	64,036
(Recovery of) provision for doubtful accounts, net	(3,844)	8,914
Gain on sales of property and equipment	(6,878)	(4,564)
Change in deferred income taxes	(518)	1,116
Stock-based compensation	7,869	5,135
Excess tax benefit on stock-based compensation	(670)	(743)
Gain from trading securities	(431)	-
Equity in (income) loss of affiliates	(4,360)	1,436
Acquisition of noncontrolling interest	-	(16,616)
Changes in assets and liabilities, net of the effects of acquisition and consolidations:
Accounts receivable, net	(61,943)	(85,557)
Inventories, net	3,251	(4,083)
Real estate held for development and sale	(13,359)	(13,425)
Equity in construction joint ventures	(13,769)	(10,879)
Other assets, net	13,630	34,698
Accounts payable	36,939	20,991
Accrued expenses and other liabilities, net	32,615	19,650
Billings in excess of costs and estimated earnings	(64,875)	(41,249)
Net cash provided by operating activities	57,583	104,897
Investing activities
Purchases of marketable securities	(61,974)	(68,732)
Maturities of marketable securities	32,610	64,090
Release of funds for acquisition of noncontrolling interest	-	28,332
Additions to property and equipment	(75,773)	(76,098)
Proceeds from sales of property and equipment	10,089	12,253
Acquisition of businesses	-	(14,022)
Contributions to affiliates	(4,969)	(5,345)
Issuance of notes receivable	(4,270)	-
Other investing activities	450	626
Net cash used in investing activities	(103,837)	(58,896)
Financing activities
Proceeds from long-term debt	8,384	2,660
Long-term debt principal payments	(18,139)	(15,748)
Cash dividends paid	(15,031)	(15,081)
Purchase of common stock	(2,840)	(45,489)
Contributions from noncontrolling partners	239	4,955
Distributions to noncontrolling partners	(16,490)	(37,713)
Acquisition of noncontrolling interest	-	(11,716)
Excess tax benefit on stock-based compensation	670	743
Other financing	52	-
Net cash used in financing activities	(43,155)	(117,389)
Decrease in cash and cash equivalents	(89,409)	(71,388)
Cash and cash equivalents at beginning of period	460,843	352,434
Cash and cash equivalents at end of period	$371,434	$281,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited - in thousands)

Nine Months Ended September 30,	2009	2008
Supplementary Information
Cash paid during the period for:
Interest	$11,883	$9,204
Income taxes	13,964	37,848
Non-cash investing and financing activities:
Restricted stock issued for services, net	$19,164	$6,934
Restricted stock units issued	47	3,208
Accrued cash dividends	5,027	4,974
Assets acquired through issuances of debt	-	2,660
Debt payments from sale of assets	-	2,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2009 and 2008 and the results of our operations and cash flows for the periods presented. In preparing these financial statements, we have evaluated events and transactions for potential recognition or disclosure through October 29, 2009, the date the financial statements were issued. The December 31, 2008 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements except for the adoption, in the first quarter of 2009, of two new accounting standards. One of the standards clarified that noncontrolling interests, formerly characterized as minority interests, should be reported as equity on the condensed consolidated balance sheets and requires net income or loss attributable to both the parent and noncontrolling interests to be disclosed separately in the condensed consolidated statements of income. This standard became effective for us on January 1, 2009 and requires prior year amounts related to noncontrolling interests to be reclassified to conform to current year presentation. In addition, it requires a reconciliation of the carrying amount of equity attributable to Granite and the amount of equity attributable to the noncontrolling interests. The second new standard clarified that all outstanding unvested share-based payment awards which contain nonforfeitable rights to dividends, whether paid or unpaid, shall be included in the number of shares outstanding in our basic and diluted earnings per share (“EPS”) calculations (see Note 13).

Interim results are subject to significant seasonal variations and the results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Recently Issued Accounting Pronouncements:

Investments - Other-Than-Temporary Impairments on Debt and Equity Securities
In April 2009, the FASB issued new accounting standards to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The standards do not amend existing recognition and measurement guidance. We did not recognize any other-than-temporary impairment on our debt securities during the nine months ended September 30, 2009 and, therefore, the new standards did not affect our financial statements. If we recognize any other-than-temporary impairment on our debt securities in the future, these standards would provide guidance for footnote disclosures.

Fair Value of Financial Instruments
In April 2009, the FASB issued new accounting standards that require disclosures about fair value of financial instruments for interim and annual reporting periods. We adopted these standards in the second quarter of 2009 and additional disclosure about our financial instruments is included in Note 6.

Consolidation of Variable Interest Entities
In June 2009, the FASB issued a new standard requiring ongoing analysis to determine whether a company holds a controlling financial interest in a variable interest entity (“VIE”). The standard includes a new approach for determining who should consolidate a VIE, requiring a qualitative rather than a quantitative analysis. This standard also changes when it is necessary to reassess who should consolidate a VIE. Previously an enterprise was required to reconsider whether it was the primary beneficiary of a VIE only when specific events had occurred.  The new standard requires continuous reassessment of an enterprise’s interest in the VIE to determine who is the primary beneficiary. This statement will be effective for us in 2010. We do not expect the adoption of this accounting standard to have a material impact on our consolidated financial statements.

Codification
In June 2009, the FASB issued a new standard, the “Codification”, which was effective September 15, 2009 and became the source of authoritative U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered nonauthoritative. We adopted this standard in the third quarter of 2009 and, accordingly, changed references to authoritative accounting literature included in our financial statements to be in accordance with the Codification.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Change in Accounting Estimates:

Our profit recognition related to construction contracts in any reporting period is derived from estimates of project revenue and costs. Variations in project profitability due to the impact of estimating project uncertainties are a normal part of our business, and in some cases the effect of these variations on our profitability may be significant. Our gross profit for the three and nine months ended September 30, 2009 and 2008 includes the effects of significant changes in the estimates of the profitability of certain projects.

Granite West

The net impact of significant changes in the estimates of profitability on Granite West projects was to increase gross profit for the three and nine months ended September 30, 2009 and 2008 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Increase in gross profit	$24.6	$26.6	$51.2	$65.2
Reduction in gross profit	(10.8)	(7.8)	(11.1)	(11.9)
Net increase in gross profit	$13.8	$18.8	$40.1	$53.3

Changes in estimates of project profitability on Granite West projects that individually affected gross profit by $1.0 million or more are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2009	2008	2009	2008
Number of projects with upward estimate changes	4	6	18	11
Range of increase in gross profit from each project, net	$1.4 - 3.8	$1.5 - 5.1	$1.0 - 3.8	$1.2 - 18.4
Number of projects with downward estimate changes	1	2	1	2
Range of reduction in gross profit from each project, net	$6.1	$1.1 - 1.7	$6.1	$1.1 - 3.0

The increased profitability estimates during the three and nine months ended September 30, 2009 and 2008 were due to the resolution of certain project uncertainties, higher productivity than originally estimated and the settlement of outstanding issues with contract owners. The decreased profitability estimates during the three and nine months ended September 30, 2009 were due to unanticipated costs, disputed materials performance issues, and owner directed design and scope changes. The decreased profitability estimates during the three and nine months ended September 30, 2008 were due to lower production than originally estimated.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Granite East

The net impact of significant changes in the estimates of profitability on Granite East gross profit was to increase gross profit for the three and nine months ended September 30, 2009 and 2008 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Increase in gross profit	$8.1	$12.1	$42.4	$68.6
Reduction in gross profit	(4.7)	(6.2)	(8.0)	(16.1)
Net increase in gross profit	$3.4	$5.9	$34.4	$52.5

Changes in estimates of project profitability on Granite East projects that individually affected gross profit by $1.0 million or more are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2009	2008	2009	2008
Number of projects with upward estimate changes	1	4	7	6
Range of increase in gross profit from each project, net	$2.2	$1.1 - 2.8	$1.5 - 18.0	$1.2 - 32.2
Number of projects with downward estimate changes	1	2	3	3
Range of reduction in gross profit from each project, net	$2.0	$2.0 - 2.3	$1.7 - 2.0	$1.4 - 4.0

The increased profitability estimates during the three and nine months ended September 30, 2009 and 2008 included resolution of project uncertainties, the settlement of outstanding revenue issues with various contract owners and improved productivity on certain projects. Specifically included in gross profit for the nine months ended September 30, 2009 and 2008 are the results of negotiated claims settlements with contract owners of $16.0 million and $28.6 million, respectively. The decreased profitability estimates during the three and nine months ended September 30, 2009 and 2008 were due to issues with contract owners as well as job level productivity.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Marketable Securities:

The amounts of marketable securities were as follows (in thousands):

September 30, 2009	Held to Maturity	Trading Securities	Available-for -Sale	Total
Municipal bonds	$18,371	$-	$-	$18,371
Mutual funds	-	9,427	-	9,427
Total short-term marketable securities	18,371	9,427	-	27,798

US Government and agency obligations	50,877	-	-	50,877
Municipal bonds	11,735	-	-	11,735
Total long-term marketable securities	62,612	-	-	62,612
Total marketable securities	$80,983	$9,427	$-	$90,410

December 31, 2008
US Government and agency obligations	$20,194	$-	$-	$20,194
Municipal bonds	17,090	-	-	17,090
Mutual funds	-	-	1,036	1,036
Total short-term marketable securities	37,284	-	1,036	38,320

US Government and agency obligations	43	-	-	43
Municipal bonds	21,196	-	-	21,196
Total long-term marketable securities	21,239	-	-	21,239
Total marketable securities	$58,523	$-	$1,036	$59,559

September 30, 2008
US Government and agency obligations	$26,057	$-	$-	$26,057
Municipal bonds	12,722	-	-	12,722
Commercial paper	33,892	-	-	33,892
Mutual funds	-	-	28,441	28,441
Total short-term marketable securities	72,671	-	28,441	$101,112

US Government and agency obligations	7,573	-	-	7,573
Municipal bonds	22,636	-	-	22,636
Commercial paper	-	-	-	-
Total long-term marketable securities	30,209	-	-	30,209
Total marketable securities	$102,880	$-	$28,441	$131,321

Short-term investments on our condensed consolidated balance sheet are marketable securities for which we do not have the positive intent to hold to maturity have been designated as trading or available-for-sale securities. Trading securities are carried at fair value with unrealized gains and losses reported in other income, net. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of income taxes, reported as a separate component of other comprehensive income until realized. Held to maturity securities are carried at amortized cost, which approximates fair value.

At September 30, 2009, scheduled maturities of held-to-maturity investments were as follows (in thousands):

Due within one year	$18,371
Due in one to five years	62,612
Total	$80,983

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Fair Value Measurement:

The following tables summarize financial assets we measure at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using
September 30, 2009	Level 11	Level 22	Level 33	Total
Money market funds	$214,312	$-	$-	$214,312
Trading securities	9,427	-	-	9,427
Total	$223,739	$-	$-	$223,739

December 31, 2008	Level 11	Level 22	Level 33	Total
Money market funds	$433,121	$-	$-	$433,121
Available-for-sale securities	1,036	-	-	1,036
Total	$434,157	$-	$-	$434,157

September 30, 2008	Level 11	Level 22	Level 33	Total
Money market funds	$192,490	$-	$-	$192,490
Available-for-sale securities	28,441	-	-	28,441
Total	$220,931	$-	$-	$220,931

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

Money market funds are included in cash and cash equivalents on our condensed consolidated balance sheet.

Effective in the quarter ended March 31, 2009, we applied the new standard for financial instruments to nonfinancial assets and liabilities that are recognized and disclosed at fair value on a non-recurring basis. As of September 30, 2009, nonfinancial assets or liabilities measured at fair value consisted of our asset retirement obligations, which are initially measured at fair value using internal discounted cash flow calculations based upon our estimates of future retirement costs. The adoption of this standard did not impact our financial position or results of operations.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Fair Value of Other Financial Instruments:

As of June 30, 2009, we adopted a new standard that requires quarterly fair value disclosures for financial instruments in addition to the annual disclosure. We believe the carrying value of receivables, other current assets, and other current liabilities approximate their fair values.

The carrying amount and estimated fair value of senior notes payable were:

	September 30,	December 31,
(in thousands)	2009	2008
Carrying amount:
Senior notes payable (including current maturities)	$240,000	$255,000

Fair value:
Senior notes payable (including current maturities)	$254,423	$200,851

The fair value of the senior notes payable was based on borrowing rates available to us for bank loans with similar terms, average maturities, and credit risk.

7.	Inventories:

Inventories consist primarily of quarry products valued at the lower of average cost or market.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Construction and Line Item Joint Ventures:

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

At September 30, 2009, approximately $984.2 million of work representing our partners’ share of unconsolidated construction joint ventures and line item joint venture contracts in progress had yet to be completed.

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

We have determined that certain of these joint ventures are VIEs as defined by FASB Accounting Standards Codification (“ASC”) Topic 810 Interpretation, Consolidation, and related standards. Under our contractual arrangements, we provide capital to these joint ventures and in return we receive an ownership interest in these entities. Under the “by design model,” as specified in ASC 810, these entities’ risks are designed to be passed along to the holders of variable interests. As we absorb these risks, our investments in these entities are exposed to potential losses. Typically, the determining factor in whether we are the primary beneficiary is the extent of our exposure to variability in the expected cash flows of the entity. Other important criteria that impact the outcome of the analysis are the relationship of activities of the VIE with each party; the significance of the VIE’s activity to each of the parties; and the amount of equity investment as a percentage of total capitalization.

If we have determined that we are the primary beneficiary, we have consolidated these joint ventures in our condensed consolidated financial statements. The construction joint ventures we have consolidated are engaged in two active projects with total contract values of $434.2 million and $466.5 million. Our proportionate share of these consolidated joint ventures is 52.5% and 57.3%.

We account for our share of the operations of construction joint ventures in which we have determined we are not the primary beneficiary on a pro rata basis in the condensed consolidated statements of income and as a single line item on the condensed consolidated balance sheets. The joint ventures in which we hold a significant interest but are not the primary beneficiary are engaged in six active construction projects with total contract values ranging from $109.1 million to $987.3 million. Our proportionate share of equity in these joint ventures ranges from 20.0% to 42.5%.

Each quarter, we evaluate whether certain “reconsideration events” have occurred which cause us to reevaluate our conclusions as to whether an entity is a VIE and whether we are the primary beneficiary. During the quarter ended September 30, 2009, there were no entities for which we became the primary beneficiary, and accordingly, there were no new entities consolidated in our condensed consolidated financial statements.

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Real Estate Entities and Investments in Affiliates:

We are participants in real estate entities through our Granite Land Company (“GLC”) subsidiary. Generally, each entity is formed to accomplish a specific real estate development project. We have determined that substantially all of these entities are VIEs as defined by ASC Topic 810, and related standards. When we have determined we are the primary beneficiary of a VIE, as described in Note 8, we consolidate that entity in our condensed consolidated financial statements. We account for our share of the operating results of real estate entities in which we have determined we are not the primary beneficiary as investments in affiliates on our condensed consolidated balance sheets and in other income (expense) in our condensed consolidated statements of income.

As discussed in Note 8, each quarter, we evaluate whether certain “reconsideration events” have occurred which cause us to reevaluate our conclusions as to whether an entity is a VIE and whether we are the primary beneficiary. During the quarter ended September 30, 2009, there were no entities for which we became the primary beneficiary, and accordingly, there were no new real estate entities consolidated in our condensed consolidated financial statements.

GLC routinely assists its consolidated and equity-method real estate entities in securing debt financing from various sources. The amount of financial support to be provided by GLC to consolidated VIEs was increased by $8.2 million to date in 2009 and by $7.5 million in 2008 as a result of changes in the entities’ business plans. These amounts represent additional financial support in the form of current or future cash contributions to the consolidated entities, beyond what GLC had previously committed to provide. As of September 30, 2009, $8.5 million of the total increased commitment of $15.7 million had been contributed to the consolidated entities.

The carrying amounts of all real estate development assets are evaluated for recoverability in accordance with ASC Topic 360, Property, Plant, and Equipment.  Based on our evaluations, we recognized a pre-tax, non-cash impairment charge on assets classified as real estate held for development and sale of $0.7 million and $1.7 million during the three and nine months ended September 30, 2009, respectively. We recorded the charge in cost of revenue in our condensed consolidated statements of income in our GLC segment. We recognized no impairment charge during the quarter ended September 30, 2008 and $4.5 million for the nine months ended September 30, 2008.

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Real Estate Entities

At September 30, 2009, the entities we have consolidated were engaged in residential and commercial development projects with total assets ranging from approximately $0.8 million to $45.3 million.

The breakdown by type and location of our real estate held for development and sale is summarized below:

	September 30,	December 31,	September 30,
(in thousands)	2009	2008	2008
Residential1	$117,888	$65,298	$42,576
Commercial	17,418	9,791	9,589
Total	$135,306	$75,089	$52,165

Washington	$78,803	$30,126	$29,134
California	19,589	11,155	15,153
Texas	8,458	8,004	7,878
Oregon	28,456	25,804	-
Total	$135,306	$75,089	$52,165

1The balances at September 30, 2009 and December 31, 2008 include $44.5 million and $25.8 million related to two entities that were consolidated during those respective periods.

Additionally, at September 30, 2009 we had $14.8 million in real estate held for use included in property and equipment on our condensed consolidated balance sheet related to consolidated real estate entities. Of the combined total of real estate held for development, sale and use of $150.1 million, approximately $143.7 million was pledged as collateral for the obligations of the real estate entities. The related debt totaled $61.5 million of which $53.2 million is included in current maturities of long-term debt and $8.3 million is included in long-term debt on our condensed consolidated balance sheet as of September 30, 2009. All outstanding debt of the real estate entities is recourse only to our real estate affiliates that incurred the debt, the limited partnership or limited liability company, of which we are a limited partner. Our proportionate share of the results of these entities varies depending on the ultimate profitability of the entities.

Investments in Affiliates

We account for entities where we have determined we are not the primary beneficiaries as investments in affiliates. At September 30, 2009, these entities were engaged in real estate development projects with total assets ranging from approximately $6.4 million to $50.1 million. Our proportionate share of the operating results of these entities varies depending on the ultimate profitability of the entities. At September 30, 2009 we had approximately $13.3 million recorded on our condensed consolidated balance sheet related to our investment in these real estate entities.

Additionally, we have non-real estate investments in affiliates that are accounted for using the equity method. The most significant of these investments is a 50% interest in a limited liability company which owns and operates an asphalt terminal in Nevada. Committed and outstanding advances to the asphalt terminal limited liability company totaled $4.9 million at September 30, 2009. We are not aware of any joint ventures where we would be obligated to perform our partner’s share of remaining work. However, future changes in the financial viability of our joint venture partners could require us to perform their work or make additional financial contributions to the joint venture entity.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our investments in affiliates balance consists of the following:

	September 30,	December 31,	September 30,
(in thousands)	2009	2008	2008
Equity method investments in real estate affiliates	$13,343	$16,308	$19,797
Equity method investments in other affiliates	7,966	3,688	3,550
Total equity method investments	21,309	19,996	23,347
Cost method investments	-	-	4,171
Total investments in affiliates	$21,309	$19,996	$27,518

The breakdown by type and location of our investments in real estate ventures is summarized below:

	September 30,	December 31,	September 30,
(in thousands)	2009	2008	2008
Residential	$8,779	$11,648	$15,162
Commercial	4,564	4,660	4,635
Total	$13,343	$16,308	$19,797

Texas	$13,343	$12,283	$12,169
Oregon	-	-	4,766
Washington	-	4,025	2,862
Total	$13,343	$16,308	$19,797

The following table provides summarized balance sheet information for our affiliates on a combined 100% basis, which primarily relate to our real estate affiliates accounted for under the equity method:

	September 30,	December 31,	September 30,
(in thousands)	2009	2008	2008
Total assets	$169,134	$196,702	$197,591
Net assets	78,572	90,867	91,985
Granite’s share of net assets	21,309	19,996	23,347

Substantially all the assets of these real estate entities in which we are participants through GLC are classified as real estate held for sale or use. All outstanding debt of these entities is non-recourse to Granite. However, there is recourse to our real estate affiliates that incurred the debt. Our real estate affiliates include a limited partnership or limited liability company of which we are a limited partner or shareholder.

10.	Property and Equipment, net:

Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net on our condensed consolidated balance sheets as follows:

	September 30,	December 31,	September 30,
(in thousands)	2009	2008	2008
Land and land improvements	$134,389	$119,576	$115,389
Quarry property	146,529	141,638	140,917
Buildings and leasehold improvements	95,630	94,579	92,661
Equipment and vehicles	850,114	843,045	846,629
Office furniture and equipment	38,287	35,021	33,262
Property and equipment	1,264,949	1,233,859	1,228,858
Less: accumulated depreciation and depletion	(734,288)	(716,181)	(706,125)
Property and equipment, net	$530,661	$517,678	$522,733

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Intangible Assets:

The balances of the following intangible assets from our Granite West segment are included in other noncurrent assets on our condensed consolidated balance sheets at carrying value:

Unamortized intangible assets:
	September 30,	December 31,	September 30,
(in thousands)	2009	2008	2008
Goodwill	$9,900	$9,900	$9,900
Use rights	2,954	2,954	2,954
Total unamortized intangible assets	$12,854	$12,854	$12,854

Amortized intangible assets:
September 30, 2009		Accumulated
(in thousands)	Gross Value	Amortization	Net Value
Permits	$36,070	$(5,041)	$31,029
Trade names	158	(51)	107
Covenants not to compete	1,588	(1,003)	585
Customer lists and other	3,122	(1,636)	1,486
Total amortized intangible assets	$40,938	$(7,731)	$33,207

December 31, 2008
(in thousands)
Permits	$36,070	$(3,698)	$32,372
Trade names	1,583	(1,352)	231
Covenants not to compete	1,588	(695)	893
Customer lists and other	3,725	(1,684)	2,041
Total amortized intangible assets	$42,966	$(7,429)	$35,537

September 30, 2008
(in thousands)
Permits	$36,070	$(3,249)	$32,821
Trade names	1,583	(1,256)	327
Covenants not to compete	1,588	(593)	995
Customer lists and other	3,725	(1,452)	2,273
Total amortized intangible assets	$42,966	$(6,550)	$36,416

Amortization expense related to intangible assets was approximately $0.7 million and $2.3 million for the three and nine months ended September 30, 2009, respectively, and approximately $0.9 million and $2.5 million for the three and nine months ended September 30, 2008, respectively. Amortization expense expected to be recorded in the future is as follows: $0.7 million for the balance of 2009, $2.5 million in 2010, $2.3 million in 2011, $2.2 million in 2012, $1.9 million in 2013 and $23.6 million thereafter.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Weighted Average Common Shares Outstanding:

A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income per share in the condensed consolidated statements of income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Weighted average shares outstanding:
Weighted average common stock outstanding	38,672	38,272	38,560	38,486
Less: weighted average unvested restricted stock outstanding	1,077	842	1,008	822
Total basic weighted average shares outstanding	37,595	37,430	37,552	37,664
Diluted weighted average shares outstanding:
Weighted average common stock outstanding, basic	37,595	37,430	37,552	37,664
Effect of dilutive securities:
Common stock options and units	114	127	118	96
Total weighted average shares outstanding assuming dilution	37,709	37,557	37,670	37,760

13.	Earnings Per Share:

The FASB issued a new standard that requires entities to apply the two-class method of computing basic and diluted EPS for awards that accrue cash dividends (whether paid or unpaid) and those dividends do not need to be returned to the entity if the employee forfeits the award. Awards of this nature are considered participating securities and are included in the computation of EPS. This new standard became effective for us on January 1, 2009 and requires retroactive application to all prior period EPS. Unvested restricted stock issued under the Amended and Restated 1999 Equity Incentive Plan carries nonforfeitable dividend rights.

EPS under the two-class method is calculated by dividing the sum of earnings allocated to common shareholders by the weighted average number of common shares outstanding during the period. In applying the two-class method, earnings are allocated to both common shares and unvested restricted stock, except when in a net loss position.

Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options and conversion of stock units. Prior to the adoption of this new standard, unvested restricted stock units were included in the calculation of diluted net income per share using the treasury stock method.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a reconciliation of net income attributable to Granite and weighted average shares of common stock outstanding for calculating basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Basic
Numerator:
Net income attributable to Granite	$30,598	$51,738	$57,467	$90,479
Less: net income allocated to participating securities	849	1,135	1,487	1,918
Net income allocated to common shareholders for basic calculation	$29,749	$50,603	$55,980	$88,561
Denominator:
Weighted average common shares outstanding	37,595	37,430	37,552	37,664

Net income per share, basic	$0.79	$1.35	$1.49	$2.35

Diluted
Numerator:
Net income attributable to Granite	$30,598	$51,738	$57,467	$90,479
Less: net income allocated to participating securities	846	1,131	1,482	1,914
Net income allocated to common shareholders for diluted calculation	$29,752	$50,607	$55,985	$88,565
Denominator:
Weighted average common shares outstanding	37,709	37,557	37,670	37,760

Net income per share, diluted	$0.79	$1.35	$1.49	$2.35

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Equity and Other Comprehensive Income (Loss):

The following tables summarize our equity activity for the periods presented, in accordance with the adoption of the new standard that requires a reconciliation of the carrying amount of equity attributable to Granite and the amount of equity attributable to the noncontrolling interests:

(in thousands)	Granite Construction Inc.	Noncontrolling Interests	Total Equity
Balance at December 31, 2008	$767,509	$36,773	$804,282
Purchase of common stock1	(2,840)	-	(2,840)
Amortization of restricted stock and other	10,165	-	10,165
Transactions with noncontrolling interests, net	-	(2,221)	(2,221)
Comprehensive income:
Net income	57,467	15,725	73,192
Other comprehensive income	146	-	146
Total comprehensive income	57,613	15,725	73,338
Dividends on common stock	(15,083)	-	(15,083)
Balance at September 30, 2009	$817,364	$50,277	$867,641

(in thousands)	Granite Construction Inc.	Noncontrolling Interests	Total Equity
Balance at December 31, 2007	$700,199	$23,471	$723,670
Purchase of common stock2	(45,489)	-	(45,489)
Amortization of restricted stock and other	9,546	-	9,546
Transactions with noncontrolling interests, net	-	(27,800)	(27,800)
Comprehensive income:
Net income	90,479	31,058	121,537
Other comprehensive (loss)	(4,432)	-	(4,432)
Total comprehensive income	86,047	31,058	117,105
Dividends on common stock	(14,926)	-	(14,926)
Balance at September 30, 2008	$735,377	$26,729	$762,106

1Represents 78,349 shares purchased in connection with employee tax withholding for shares vested.
2Includes 76,237 shares purchased in connection with employee tax withholding for shares vested and 1,364,370 shares purchased under our share repurchase program.

The components of other comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Other comprehensive income (loss):
Changes in unrealized gain (loss) on investments	$-	$(3,931)	$238	$(7,280)
Tax (provision) benefit on unrealized gain (loss)	-	1,538	(92)	2,848
Total other comprehensive income (loss)	$-	$(2,393)	$146	$(4,432)

The decreases in unrealized gains (losses) during the three and nine months ended September 30, 2009 were due to a reduction in the balance of our available-for-sale investments.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.	Legal Proceedings:

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

Hiawatha Project DBE Issues
The Hiawatha Light Rail Transit (“HLRT”) project was performed by Minnesota Transit Constructors (“MnTC”), a joint venture that consisted of GCCO and other unrelated companies. GCCO was the managing partner of the joint venture, with a 56.5% interest. The Minnesota Department of Transportation (“MnDOT”) is the contracting agency for this federally funded project. The Metropolitan Council is the local agency conduit for providing federal funds to MnDOT for the HLRT project. MnDOT and the U.S. Department of Transportation Office of Inspector General (“OIG”) each conducted a review of the Disadvantaged Business Enterprise (“DBE”) program maintained by MnTC for the HLRT project. In addition, the U.S. Department of Justice (“USDOJ”) is conducting an investigation into compliance issues with respect to MnTC’s DBE Program for the HLRT project. MnDOT and the OIG (collectively, the “Agencies”) have initially identified certain compliance issues in connection with MnTC’s DBE Program and, as a result, have determined that MnTC failed to meet the DBE utilization criteria as represented by MnTC. Although there has been no formal administrative subpoena issued, nor has a civil complaint been filed in connection with the administrative reviews or the investigation, MnDOT has proposed a monetary sanction of $4.3 million against MnTC and specified DBE training for personnel from the members of the MnTC joint venture as a condition of awarding future projects to joint venture members of MnTC on MnDOT and Metropolitan Council work. MnTC is fully cooperating with the Agencies and the USDOJ and, on July 2, 2007 and on February 21, 2008, presented its detailed written responses to the initial determinations of the Agencies as well as the investigation by the USDOJ.  A letter reply dated September 17, 2009 was received from the USDOJ, to which MnTC responded by letter dated September 25, 2009.  MnTC and the USDOJ are continuing to engage in informal discussions in an attempt to resolve the matter.  Such discussions, if successful, are expected to include resolution of issues with the USDOT and with the state agencies.  We cannot, however, rule out the possibility of a civil or criminal actions being brought against MnTC or one or more of its members which could result in civil and criminal penalties.

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	Business Segment Information:

Our three reportable business segments are Granite West, Granite East, and Granite Land Company.

Granite West has offices in the western United States that perform various heavy civil construction projects with a large portion of the work focused on new construction and improvement of streets, roads, highways, bridges and airports as well as site preparation for housing and commercial development. Although most Granite West projects are started and completed within a year, the segment also has the capability of constructing larger projects and had five active projects at September 30, 2009, each with total contract revenue greater than $50.0 million. All of our revenue from the sale of construction materials is generated by Granite West, which mines aggregates and operates plants that process aggregates into construction materials for internal use and for sale to others. These activities are vertically integrated into the Granite West business, providing both a source of profits and a competitive advantage to our construction business.

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

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies contained in our 2008 Annual Report on Form 10-K. We evaluate performance based on operating profit or loss (excluding gain on sales of property and equipment), and do not include income taxes, interest income, interest expense or other income (expense). Unallocated other corporate expenses are principally comprised of corporate general and administrative expenses.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized segment information is as follows:

	Three Months Ended September 30,
(in thousands)	Granite West	Granite East	Granite Land Company	Total
2009
Revenue from external customers	$564,076	$155,227	$981	$720,284
Intersegment revenue transfer	13	(13)	-	-
Net revenue	564,089	155,214	981	720,284
Depreciation, depletion and amortization	15,219	1,185	68	16,472
Operating income (loss)	56,299	12,052	(1,221)	67,130
2008
Revenue from external customers	$749,368	$147,051	$1,369	$897,788
Intersegment revenue transfer	119	(119)	-	-
Net revenue	749,487	146,932	1,369	897,788
Depreciation, depletion and amortization	18,865	1,949	86	20,900
Operating income (loss)	93,570	3,819	(191)	97,198

	Nine Months Ended September 30,
(in thousands)	Granite West	Granite East	Granite Land Company	Total
2009
Revenue from external customers	$1,109,402	$417,397	$1,932	$1,528,731
Intersegment revenue transfer	40	(40)	-	-
Net revenue	1,109,442	417,357	1,932	1,528,731
Depreciation, depletion and amortization	47,871	3,732	369	51,972
Operating income (loss)	98,073	55,136	(4,159)	149,050
Segment assets	481,415	13,789	150,163	645,367
2008
Revenue from external customers	$1,504,498	$534,280	$8,142	$2,046,920
Intersegment revenue transfer	2,454	(2,454)	-	-
Net revenue	1,506,952	531,826	8,142	2,046,920
Depreciation, depletion and amortization	54,546	6,125	267	60,938
Operating income (loss)	154,684	67,196	(3,795)	218,085
Segment assets	460,347	20,575	68,284	549,206

A reconciliation of segment operating income to consolidated income before provision for tax is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Total operating income for reportable segments	$67,130	$97,198	$149,050	$218,085
Other income (expense), net	3,582	(572)	5,966	9,976
Gain on sales of property and equipment	1,549	2,008	6,878	4,564
Unallocated other corporate expense	(22,423)	(24,829)	(62,386)	(64,407)
Income before provision for income taxes	$49,838	$73,805	$99,508	$168,218

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.	Acquisition:

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

18.	Share Purchase Authorization:

In 2007, our Board of Directors authorized a plan to purchase, at management’s discretion, up to $200.0 million of our common stock. We did not purchase shares under the share purchase program during the nine months ended September 30, 2009. During the nine months ended September 30, 2008, we purchased 1.4 million shares at an average price per share of $31.65 for a total of $43.2 million. From the inception of this plan in 2007 through September 30, 2009, a total of 3.8 million shares of our common stock were purchased for an aggregate cost of $135.9 million. All shares were retired upon acquisition. At September 30, 2009, $64.1 million of the $200.0 million authorization was available for additional share purchases.

19.	Subsequent Event:

On August 31, 2009, we announced a new organizational structure that will allow us to better leverage internal best practices and gain operational efficiencies in our overall cost structure. As part of the reorganization, we initiated a reduction in force on October 1, 2009 that affected approximately eight percent of our salaried workforce. We estimate that pre-tax charges of approximately $6.0 million in personnel-related costs will be incurred in the fourth quarter of 2009. The company expects to complete the reorganization by January 1, 2010.

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

Results of Operations:

Current Economic Environment

Market conditions remained challenging during the third quarter of 2009 with a highly competitive bidding environment and less work to bid.  The economic downturn, the decline in the residential and commercial real estate markets, and various infrastructure funding related issues have continued to have a negative impact on our business.

Comparative Financial Summary	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Total revenue	$720,284	$897,788	$1,528,731	$2,046,920
Gross profit	105,172	144,302	256,430	352,022
Operating income	46,256	74,377	93,542	158,242
Other income (expense)	3,582	(572)	5,966	9,976
Provision for income taxes	13,300	21,473	26,316	46,681
Amount attributable to noncontrolling interests	(5,940)	(594)	(15,725)	(31,058)
Net income attributable to Granite	30,598	51,738	57,467	90,479

Total Revenue	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2009		2008		2009		2008
Revenue by Segment:
Granite West	$564,089	78.3%	$749,487	83.4%	$1,109,442	72.6%	$1,506,952	73.6%
Granite East	155,214	21.5	146,932	16.4	417,357	27.3	531,826	26.0
Granite Land Company	981	0.2	1,369	0.2	1,932	0.1	8,142	0.4
Total	$720,284	100.0%	$897,788	100.0%	$1,528,731	100.0%	$2,046,920	100.0%

Granite West Revenue	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2009		2008		2009		2008
California:
Public sector	$187,542	79.2%	$275,768	73.4%	$397,819	75.8%	$507,645	65.7%
Private sector	8,908	3.8	26,930	7.2	29,991	5.7	86,047	11.1
Construction materials	40,477	17.0	73,065	19.4	97,214	18.5	179,653	23.2
Total	$236,927	100.0%	$375,763	100.0%	$525,024	100.0%	$773,345	100.0%
West (excluding California):
Public sector	$286,742	87.6%	$293,242	78.4%	$498,247	85.3%	$554,499	75.6%
Private sector	9,370	2.9	29,069	7.8	24,697	4.2	75,440	10.3
Construction materials	31,050	9.5	51,413	13.8	61,474	10.5	103,668	14.1
Total	$327,162	100.0%	$373,724	100.0%	$584,418	100.0%	$733,607	100.0%
Total Revenue:
Public sector	$474,284	84.1%	$569,010	75.9%	$896,066	80.8%	$1,062,144	70.5%
Private sector	18,278	3.2	55,999	7.5	54,688	4.9	161,487	10.7
Construction materials	71,527	12.7	124,478	16.6	158,688	14.3	283,321	18.8
Total	$564,089	100.0%	$749,487	100.0%	$1,109,442	100.0%	$1,506,952	100.0%

Granite West Revenue: Revenue from Granite West for the three and nine months ended September 30, 2009 decreased by $185.4 million, or 24.7%, and $397.5 million, or 26.4% respectively, compared with the same periods in 2008. The decreased revenues were primarily the result of increased competition for public sector work as residential and commercial contractors have migrated from bidding on private sector work to the available public sector work. The decline in residential development in the West has also adversely affected the demand for construction materials and private sector work such as residential and commercial site development and infrastructure projects.

Granite East Revenue	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2009		2008		2009		2008
Revenue by Geographic Area:
Midwest	$44,477	28.7%	$49,520	33.7%	$118,708	28.4%	$133,333	25.1%
Northeast	30,004	19.3	25,295	17.2	90,955	21.8	97,338	18.3
South	27,305	17.6	28,322	19.3	80,385	19.3	92,417	17.4
Southeast	53,186	34.3	41,520	28.3	126,553	30.3	164,973	31.0
West	242	0.1	2,275	1.5	756	0.2	43,765	8.2
Total	$155,214	100.0%	$146,932	100.0%	$417,357	100.0%	$531,826	100.0%
Revenue by Market Sector:
Public sector	$154,308	99.4%	$143,385	97.6%	$414,301	99.3%	$515,808	97.0%
Private sector	906	0.6	3,547	2.4	3,056	0.7	16,018	3.0
Total	$155,214	100.0%	$146,932	100.0%	$417,357	100.0%	$531,826	100.0%

Granite East Revenue: Revenue from Granite East for the three months ended September 30, 2009 increased by $8.3 million, or 5.6%, as a result of productivity improvements, resolution of outstanding issues with owners, and progress on certain large projects.  Revenue for the nine months ended September 30, 2009 decreased by $114.5 million, or 21.5%, as a result of an increased number of large projects nearing completion in 2009 compared to 2008. Additionally, during the nine months ended in 2009 we had delayed notices to proceed on three projects resulting in less revenue recognized compared to the same period in 2008. Included in Granite East revenue for the nine months ended 2009 and 2008, respectively, are settlements of negotiated claims with two contract owners in the amounts of $16.0 million and $28.6 million, respectively, that positively impacted revenue.

The following table provides information about revenue from our large projects for the three and nine months ended September 30, 2009 and 2008:

Large Project Revenue	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2009	2008	2009	2008
Granite West	$47,904	$107,684	$117,678	$206,944
Number of projects*	5	7	6	8
Granite East	$130,531	$131,075	$361,367	$483,702
Number of projects*	9	15	15	17
Total	$178,435	$238,759	$479,045	$690,646
Number of projects*	14	22	21	25

* Includes only projects with a total contract value greater than $50.0 million and over $1.0 million of revenue in the respective periods.

Granite Land Company Revenue: Revenue from GLC for the three and nine months ended September 30, 2009 decreased by $0.4 million and $6.2 million, respectively, compared with the same periods in 2008. GLC’s revenues have been negatively impacted by the economic downturn with very limited sales activity in 2009. GLC projects have long lead times affording us the flexibility to stage our land entitlement and construction activities to meet market demand. We continue to monitor the economic situation and manage our expenditures on construction activities while continuing to work on the process of obtaining entitlements.

During the nine months ended 2009 and 2008, we recorded impairment charges related to our real estate held for development and sale of $1.7 million and $4.5 million, respectively. A continued decline in the residential or commercial real estate markets may decrease the expected profitability for certain development activities to the point that we would be required to recognize additional valuation impairments in the future. Also, upon renewal of currently outstanding mortgage debt, our banks may require us to provide additional funding to our real estate investment entities. If one of our partners is unable to make its required contribution or fulfill its management role, we may assume full financial and management responsibility.

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

The following tables illustrate our contract backlog as of the respective dates:

Total Contract Backlog
(in thousands)	September 30, 2009		June 30, 2009		September 30, 2008
Contract Backlog by Segment:
Granite West	$553,728	34.3%	$824,676	53.8%	$915,472	50.3%
Granite East	1,058,540	65.7	707,567	46.2	906,116	49.7
Total	$1,612,268	100.0%	$1,532,243	100.0%	$1,821,588	100.0%

Granite West Contract Backlog
(in thousands)	September 30, 2009		June 30, 2009		September 30, 2008
California:
Public sector	$249,179	96.1%	$341,529	95.5%	$408,652	93.4%
Private sector	10,226	3.9	16,184	4.5	28,922	6.6
Total	$259,405	100.0%	$357,713	100.0%	$437,574	100.0%
West (excluding California):
Public sector	$287,012	97.5%	$460,641	98.6%	$457,686	95.8%
Private sector	7,311	2.5	6,322	1.4	20,212	4.2
Total	$294,323	100.0%	$466,963	100.0%	$477,898	100.0%
Total Contract Backlog:
Public sector	$536,191	96.8%	$802,170	97.3%	$866,338	94.6%
Private sector	17,537	3.2	22,506	2.7	49,134	5.4
Total	$553,728	100.0%	$824,676	100.0%	$915,472	100.0%

Granite West Contract Backlog: Granite West contract backlog of $553.7 million at September 30, 2009 was $270.9 million, or 32.9%, lower than at June 30, 2009 and $361.7 million, or 39.5%, lower than at September 30, 2008. The decrease in contract backlog for all periods was due to a number of projects nearing completion without the offset of new awards. Also negatively affecting contract backlog is the current bidding environment, infrastructure related funding issues, fewer bidding opportunities, and the impact of the economic downturn in the real estate market on private sector work.

Granite East Contract Backlog
(in thousands)	September 30, 2009		June 30, 2009		September 30, 2008
Contract Backlog by Geographic Area:
Midwest	$48,521	4.6%	$92,201	13.0%	$204,166	22.5%
Northeast	463,221	43.8	226,617	32.0	107,575	11.9
South	81,868	7.7	53,920	7.7	135,534	15.0
Southeast	462,971	43.7	332,629	47.0	455,260	50.2
West	1,959	0.2	2,200	0.3	3,581	0.4
Total	$1,058,540	100.0%	$707,567	100.0%	$906,116	100.0%
Contract Backlog by Market Sector:
Public sector	$1,056,444	99.8%	$704,880	99.6%	$900,720	99.4%
Private sector	2,096	0.2	2,687	0.4	5,396	0.6
Total	$1,058,540	100.0%	$707,567	100.0%	$906,116	100.0%

Granite East Contract Backlog: Granite East contract backlog of $1.1 billion at September 30, 2009 was $351.0 million, or 49.6%, higher than at June 30, 2009, and $152.4 million, or 16.8%, higher than at September 30, 2008. These increases reflect new projects awarded in the third quarter of 2009, including our portion of the work for the expansion of Houston’s light rail system as well as our participation in joint ventures for a tunnel in New York and a new highway in North Carolina. Not included in contract backlog is approximately $400.0 million associated with the Houston light rail project that will be booked into contract backlog as notices to proceed are received.

The following tables provide information about our large project contract backlog at September 30, 2009, June 30, 2009, and September 30, 2008:

Large Project Contract Backlog
(dollars in thousands)	September 30, 2009	June 30, 2009	September 30, 2008
Granite West	$133,129	$177,086	$280,901
Number of projects*	4	5	6
Granite East	$1,006,006	$688,004	$832,552
Number of projects*	13	11	14
Total	$1,139,135	$865,090	$1,113,453
Number of projects*	17	16	20

*Includes only projects with total contract value greater than $50.0 million and remaining contract backlog over $1.0 million at the respective dates.

The following table presents gross profit and loss by business segment for the respective periods:

Gross Profit	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Granite West	$85,499	$133,904	$181,320	$266,457
Percent of segment revenue	15.2%	17.9%	16.3%	17.7%
Granite East	$20,223	$9,916	$76,450	$87,269
Percent of segment revenue	13.0%	6.7%	18.3%	16.4%
Granite Land Company	$(550)	$482	$(1,340)	$(1,704)
Percent of segment revenue	-56.1%	35.2%	-69.4%	-20.9%
Total gross profit	$105,172	$144,302	$256,430	$352,022
Percent of total revenue	14.6%	16.1%	16.8%	17.2%

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

Revenue from projects that have not yet reached our profit recognition threshold is as follows:

Revenue from Contracts with Deferred Profit	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Granite West	$13,018	$18,070	$14,804	$18,757
Granite East	20,817	20,922	31,883	63,729
Total revenue from contracts with deferred profit	$33,835	$38,992	$46,687	$82,486

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

Granite West gross profit: Granite West gross profit as a percent of revenue for the three and nine months ended September 30, 2009 decreased to 15.2% and 16.3%, respectively, from 17.9% and 17.7%, respectively, for the same periods in 2008. Construction gross profit as a percent of construction revenue for the three and nine months ended September 30, 2009 decreased to 15.9% and 17.7%, respectively, from 18.9% for the same periods in 2008. These decreases were due to lower gross profit margin on projects bid in a more competitive environment, partially offset by the positive effect of project forecast changes. Construction materials gross profit as a percent of construction materials revenue for the three and nine months ended September 30, 2009 decreased to 9.8% and 8.0%, respectively, from 12.4% and 12.5%, respectively, for the same periods in 2008. Profit margins on our construction material sales have been negatively impacted by the decline in residential construction activity by our private sector customers resulting in reduced sales and production volume and increased unit costs.

Granite East gross profit: Granite East gross profit as a percent of revenue for the three and nine months ended September 30, 2009 increased to 13.0% and 18.3%, respectively, from 6.7% and 16.4%, respectively, for the same periods in 2008. These increases were primarily related to the resolution of project uncertainties on projects nearing completion as well as improved project productivity. In the first nine months of 2009 and 2008, gross profits were favorably impacted by the negotiated settlements of claims with two contract owners of $16.0 million and $28.6 million, respectively.

GLC gross profit: GLC recorded gross losses of $0.6 million and $1.3 million for the three and nine months ended September 30, 2009, respectively, compared to a gross profit of $0.5 million and a gross loss of $1.7 million for the same periods in 2008. Gross losses for the nine months ended September 30, 2009 and 2008 included impairment charges of $1.7 million and $4.5 million, respectively. Gross losses in both periods were caused by the real estate downturn and the stages of development of our project portfolio, which led to very limited sales activity in 2009 and 2008. (See Note 9 of the “Notes to the Condensed Consolidated Financial Statements”).

The following table presents the components of general and administrative expenses for the respective periods:

General and Administrative Expenses	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Salaries and related expenses	$30,448	$31,925	$97,242	$102,520
Incentive compensation, discretionary profit sharing and other variable compensation	11,584	14,069	23,731	29,879
(Recovery of) provision for doubtful accounts, net	(458)	7,530	(3,844)	8,914
Other general and administrative expenses	18,891	18,409	52,637	57,031
Total	$60,465	$71,933	$169,766	$198,344
Percent of revenue	8.4%	8.0%	11.1%	9.7%

Our general and administrative expenses for the three and nine months ended September 30, 2009 decreased $11.5 million, or 15.9%, and $28.6 million, or 14.4%, respectively, compared with the same periods in 2008 as we continue to focus on reducing our overall cost structure. For the nine months ended September 30, 2009, our provision for doubtful accounts was offset by the recovery of $4.2 million related to one account with a real estate developer that had been reserved for in the third quarter of 2008.

The following table presents the components of other income (expense) for the respective periods:

Other Income (Expense)	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Interest income	$744	$5,439	$3,914	$15,087
Interest expense	(4,245)	(5,303)	(10,586)	(12,871)
Equity in income (loss) of affiliates	4,021	(1,257)	4,360	(1,436)
Other income, net	3,062	549	8,278	9,196
Total other income (expense)	$3,582	$(572)	$5,966	$9,976

Interest income decreased in the three and nine months ended September 30, 2009, compared with the same periods in 2008, primarily due to a decrease in investment interest income due to lower interest yields on marketable securities. Interest expense decreased due to a decrease in notes payable as we paid down balances. The change in equity in income (loss) of affiliates during the three and nine months ended September 30, 2009 was primarily due to an increase in income earned on our investment in an entity that owns and operates an asphalt terminal in Nevada, which is accounted for under the equity method. The increase in other income, net during the three months ended September 30, 2009 was primarily due to gains earned on monies held in a Rabbi Trust related to the Non-Qualified Deferred Compensation Plan and a gain of approximately $1.7 million on the sale of gold, a by-product of one of our aggregate extraction operations. The decrease in other income, net during the nine months ended September 30, 2009 was primarily due to a gain of approximately $5.8 million recognized on the sale of gold compared with a gain of $9.3 million in the same period of 2008. This decrease was partially offset by gains on monies held in the Rabbi Trust of $1.7 million during the nine months ended September 30, 2009.

The following table presents the components of the provision for income taxes for the respective periods:

Provision for Income Taxes	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Provision for income taxes	$13,300	$21,473	$26,316	$46,681
Effective tax rate	26.7%	29.1%	26.4%	27.8%

We calculate our income tax provision at the end of each interim period by estimating our annual effective tax rate and applying that rate to our year-to-date ordinary earnings.  The effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs.

Our effective tax rate decreased to 26.7% and 26.4%, respectively, for the three and nine months ended September 30, 2009 from 29.1% and 27.8%, respectively, for the corresponding periods in 2008.  The change in our effective tax rate was primarily the result of an increased benefit from depletion, noncontrolling interests, and other items that are discrete to the first three quarters of 2009.  Noncontrolling interests are not subject to income taxes on a stand alone basis and are deducted from income before provision for income taxes to arrive at our estimated effective tax rate for the period.  We expect our 2009 effective tax rate to be approximately 26.6%.

The following table presents the amount attributable to noncontrolling interests in consolidated subsidiaries for the respective periods:

Amount Attributable To Noncontrolling Interests	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Amount attributable to noncontrolling interests	$(5,940)	$(594)	$(15,725)	$(31,058)

The amount attributable to noncontrolling interests represents the noncontrolling owners’ share of the income on our consolidated construction joint ventures and real estate development entities. The increase in noncontrolling interests in our consolidated subsidiaries for the three months ended September 30, 2009 compared to the corresponding period in 2008 was due to a large project that had not reached the profit recognition threshold in 2008, and continued progression and the effect of changes in estimates related to certain joint venture projects. The decrease in the amount due to noncontrolling interests for the nine months ended September 30, 2009 compared to the same period of the prior year was largely attributable to $17.6 million we received in the first nine months of 2008 as a settlement related to the resolution of revenue issues on a large project in Southern California.

Outlook

The current economic climate continues to be challenging for our business as competition for public works construction projects remains intense. While this environment is having a substantial impact on our short-term performance, we continue to target a full pipeline of more complex larger projects that typically have fewer financially qualified competitors and the potential for higher margins. With our financial strength and construction expertise, we believe we are well-positioned to take advantage of these larger projects that have the capacity to drive strong performance over the longer-term.

The funding outlook for our industry continues to be uncertain as states are challenged to meet their transportation infrastructure needs with limited revenues. States are also affected by the delays in funding from the federal government for highway transportation as a result of the expiration of the 2005 Federal Highway Bill in September 2009. At present, the federal highway program is being funded through a continuing resolution as the House and Senate debate the merits of a longer term extension of the current program or the adoption of a full six year reauthorization. We are hopeful that Congress will reauthorize a federal highway bill that is at or above prior funding levels. Also, we expect additional stimulus-related projects will continue to create opportunities for us next year.

In order to meet the challenges ahead, we are realigning our organizational structure to improve our overall effectiveness, streamline our processes, and reduce our cost structure. The objective is to be more competitive in the markets in which we operate.

We anticipate today’s competitive environment will continue through 2010. We remain focused on building operational efficiency and expertise throughout our operations. In conjunction with our realignment, we are taking the actions necessary to align our business with current business trends while positioning the company for growth when the environment improves.

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

Cash and Marketable Securities	September 30,
(in thousands)	2009	2008
Cash and cash equivalents excluding consolidated joint ventures	$250,298	$146,138
Consolidated joint venture cash and cash equivalents	121,136	134,908
Total consolidated cash and cash equivalents	371,434	281,046
Short-term and long-term marketable securities1	90,410	131,321
Total cash, cash equivalents and marketable securities	$461,844	$412,367

1See Note 4 of the “Notes to the Condensed Consolidated Financial Statements” for the composition of our marketable securities.

Our primary sources of liquidity are cash and cash equivalents and short-term marketable securities. Our cash and cash equivalents consist of deposits and money market funds held with established national financial institutions. Cash and cash equivalents held by our consolidated joint ventures is for the working capital needs of each joint venture’s project. The decision to distribute cash must generally be made jointly by all of the partners and therefore these funds are not available for the working capital needs of Granite.

Cash Flows	Nine Months Ended September 30,
(in thousands)	2009	2008
Net cash provided by (used in):
Operating activities	$57,583	$104,897
Investing activities	(103,837)	(58,896)
Financing activities	(43,155)	(117,389)
Capital expenditures	75,773	76,098

Cash provided by operating activities of $57.6 million for the nine months ended September 30, 2009 represents a $47.3 million decrease from the amount provided during the same period in 2008. The decrease was largely the result of a $48.3 million reduction in net income.

Cash used in investing activities of $103.8 million for the nine months ended September 30, 2009 represents an increase of $44.9 million from the amount used in the same period in 2008. This change was due primarily to a decrease in maturities of marketable securities as we moved into longer term investments, net of purchases of marketable securities.

Cash used in financing activities of $43.2 million for the nine months ended September 30, 2009 represents a decrease of $74.2 million from the amount used in the same period in 2008. This decrease was due to a reduction in the purchase of our common stock.

Capital Expenditures

During the nine months ended September 30, 2009, we had capital expenditures of $75.8 million compared to $76.1 million during the nine months ended September 30, 2008. Capital expenditures are for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements, and upgrades to our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate spending approximately $105.0 million, which includes significant investments in the fulfillment of prior commitments on certain plant and quarry projects. We expect capital expenditures to be significantly lower in 2010.

Debt and Capital

We have a $150.0 million bank revolving line of credit (“LOC”), which allows for unsecured borrowings through June 24, 2011. Borrowings under the LOC bear interest at LIBOR plus an applicable margin determined based upon certain financial ratios calculated quarterly. The margin was 0.70% at September 30, 2009. The unused and available portion of the LOC was $145.8 million at September 30, 2009.

We had standby letters of credit (“Letters”) totaling approximately $4.2 million outstanding at September 30, 2009, which will expire between March 2010 and October 2010. We are generally required by the beneficiaries of these Letters to replace them upon expiration. Additionally, we are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At September 30, 2009, approximately $1.3 billion of our contract backlog was bonded. Approximately $9.9 billion of total contract value in performance bonds was outstanding as of September 30, 2009, which includes bonds for construction projects, both in process and completed contract awaiting final acceptance by the owner. Generally, performance bonds do not have stated expiration dates; rather, we are generally released from the bonds when each contract is accepted by the owner. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

A significant portion of our real estate held for development and sale assets are secured by mortgages payable. Due to the current economic situation, banks in some cases are requiring a pay down of principal to refinance the mortgages when they become due. We have had to provide additional funding to our real estate investments upon renewal of certain debt obligations during the nine months ended September 30, 2009 in the amount of $4.3 million to facilitate refinancing of certain mortgages.

Covenants contained in our debt agreements require the maintenance of certain financial ratios and the maintenance of tangible net worth (as defined by the debt agreements). Our debt agreements define certain events of default such as the failure to observe certain covenants or the failure by us or one of our consolidated subsidiaries, which may include a real estate affiliate of GLC over which we exercise control, to pay its debts as they become due. As of September 30, 2009, we were in compliance with our debt covenants and our affiliates and consolidated subsidiaries were current with their debt agreements. We are not aware of any non-compliance by our unconsolidated entities with their debt agreements as of September 30, 2009. Should we, our affiliates, consolidated subsidiaries, or unconsolidated entities fail to comply with these covenants, or should any other event of default occur, the lenders could cause the amounts due under the debt agreements to become immediately payable and terminate their obligation to make further credit available.

Share Purchase Authorization

In 2007, our Board of Directors authorized a plan to purchase, at management’s discretion, up to $200.0 million of our common stock. During the nine months ended September 30, 2009, we did not purchase shares under the share purchase program. From the inception of this plan in 2007 through September 30, 2009, we have purchased a total of 3.8 million shares of our common stock for an aggregate cost of $135.9 million. All shares were retired upon acquisition. At September 30, 2009, $64.1 million of the $200.0 million authorization was available for additional share purchases.

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

Recent Accounting Pronouncements

See Note 2 of the “Notes to the Condensed Consolidated Financial Statements” for a description of recent accounting pronouncements, including the actual and expected dates of their adoption and their effects on our condensed consolidated balance sheets, statements of income and statements of cash flows.

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

There was no significant change in our exposure to market risks since December 31, 2008.

Item 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

During the third quarter of 2009, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

See Part I, Item 1. Financial Statements, Note 15 - Legal Proceedings.

Item 1A.	RISK FACTORS

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

10.1	†	Key Management Deferred Compensation Plan II [as amended and restated] dated August 31, 2009
10.2	†	Amendment No. 3 to the June 24, 2005 Credit Agreement between Bank of America, N.A. and Granite Construction Incorporated dated as of August 28, 2009
10.3	†	International Swap Dealers Association, Inc. Master Agreement between BP Products North America Inc. and Granite Construction Incorporated dated as of May 15, 2009
10.4	†	International Swap Dealers Association, Inc. Master Agreement Wells Fargo Bank, N.A. and Granite Construction Incorporated dated as of May 22, 2009
10.5	†	International Swap Dealers Association, Inc. Master Agreement between Merrill Lynch Commodities, Inc. and Granite Construction Incorporated dated as of June 3, 2009
31.1	†	Certification of Principal Executive Officer
31.2	†	Certification of Principal Financial Officer
32	††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	†	Filed herewith
	††	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date:	October 29, 2009	By:	/s/ LeAnne M. Stewart
LeAnne M. Stewart
Senior Vice President and Chief Financial Officer