Form 10-K
period 2009-12-31
GRANITE CONSTRUCTION INC
filed 2010-02-26
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.3 billion as of June 30, 2009, based upon the average of the bid and asked prices per share of the registrant’s Common Stock as reported on the New York Stock Exchange on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At February 12, 2010, 38,629,378 shares of Common Stock, par value $0.01, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of Granite Construction Incorporated to be held on May 7, 2010, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009.

Index

PART I

PART II

PART III

PART IV
Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
EXHIBIT 3.2.c
EXHIBIT 10.2.a
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

We are one of the largest heavy civil construction contractors in the United States. We operate nationwide, serving both public and private sector clients. Within the public sector, we primarily concentrate on heavy-civil infrastructure projects, including the construction of roads, highways, mass transit facilities, airport infrastructure, bridges, dams and canals. Within the private sector, we perform site preparation and infrastructure services for residential development, commercial and industrial buildings, and other facilities.

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

Operating Structure

Our construction business has been organized into two geographic segments, Granite West and Granite East.  Included in our Granite West segment is our vertically integrated construction materials business. The Company also has a real estate investment and development business, Granite Land Company (“GLC”). Our results of operations discussed herein have been reported with the segment structure that was in place during 2009.  See Note 20 of “Notes to the Consolidated Financial Statements” for additional information about our operating segments.

On August 31, 2009, we announced changes to our organizational structure designed to improve operating efficiencies and position the Company for long-term growth. In conjunction with the reorganization we are changing our reportable segments to reflect our business product lines. Beginning in fiscal 2010, the Company’s new reportable segments are: Construction, Large Project Construction, Construction Materials and Real Estate. The Real Estate segment will contain what was previously known as Granite Land Company. We will continue to provide geographic information within the new segment structure.

Granite West: In 2009 and 2008, Granite West contract revenue and sales of construction materials was $1.4 billion and $2.0 billion (71.9% and 73.7% of our total revenue), respectively. Granite West revenue is derived from both public and private sector clients. Typical public sector projects include both new construction and improvement of roads, highways, airport infrastructure and bridges. Major private sector contracts typically include site preparation for housing and commercial development, including excavation, grading and street paving and installation of curbs, gutters, sidewalks and underground utilities.

Granite West’s decentralized operating structure includes 14 branch offices in the western United States, several with additional satellite operations. In 2009, individual branch revenues ranged from $47.0 million to $210.1 million. Although most Granite West projects are started and completed within a year, the division also has the capability of constructing larger projects and, as of December 31, 2009, had four active large projects, each with total contract revenue greater than $50.0 million.

The Company mines aggregates and/or operates plants that process aggregates into construction materials for internal use and for sale to third parties. These activities are vertically integrated into Granite West and provide both a source of profits and a competitive advantage to our construction business through the readily available supply of materials. We have significant aggregate reserves that we have acquired by ownership in fee or through long-term leases.

Aggregate products used in our construction projects represented approximately 54.9% of our aggregate sales during 2009 and ranged from 42.3% to 54.9% over the last five years. The remainder is sold to third parties.

Granite East: In 2009, revenue from Granite East was $550.2 million (28.0% of our total revenue), compared with $695.0 million (26.0% of our total revenue) in 2008. Granite East’s focus is on large, complex infrastructure projects and included major highways, mass transit facilities, bridges, tunnels, waterway locks and dams, pipelines, canals, and airport infrastructure. It also performs activities such as demolition, clearing, large-scale earthwork and grading, dewatering, drainage improvements, structural concrete, rail signalization, and concrete and asphalt paving. Granite East also has the ability to process locally sourced aggregates into construction materials using owned or rented portable crushing, concrete and asphalt processing plants.

Granite East operates out of three regional offices that provide management and administrative support and are the primary hubs for estimating efforts. Granite East construction contracts are typically greater than two years in duration with contract values ranging from $12.0 million to $466.5 million at December 31, 2009.

Joint Ventures and Design/Build Projects: We participate in joint ventures with other construction companies. Joint ventures are used for large, technically complex projects, including design/build projects, where it is desirable to share risk and resources. Joint venture partners typically provide independently prepared estimates, shared financing and equipment and often bring local knowledge and expertise (see “Joint Ventures; Off-Balance-Sheet Arrangements” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

We also utilize the design/build method of project delivery. Unlike traditional projects where owners first hire a design firm or design a project themselves and then put the project out to bid for construction, design/build projects provide the owner with a single point of responsibility and a single contact for both final design and construction. Revenue from design/build projects represented 64.0% and 66.4% of Granite East revenue in 2009 and 2008, respectively, and 10.1% and 14.1% of Granite West revenue in 2009 and 2008, respectively. Although these projects carry additional risk as compared to traditional bid/build projects, the profit potential can also be higher.

Granite Land Company: GLC is an investor in a diversified portfolio of land assets and provides real estate services for other Granite operations. GLC’s current portfolio consists of residential, retail and office site development projects for sale to home and commercial property developers, or held for rental income. The range of our involvement in an individual project may vary from passive investment to management of land rights or entitlement (use of land authorized by government agency), development, construction, leasing and eventual sale of the project. GLC projects have long lead times affording us the flexibility to stage our land entitlement and construction activities to meet market demand. Our strategy is to remain flexible, and to evaluate opportunities to sell any of our investments at any stage of the development process.

Generally, we team with partners who have local knowledge and expertise in the development of each property. Each of these developments is affected by such factors as changes in general economic conditions, bank-lending practices, interest rate fluctuations, and demand for real estate. In addition, each project is subject to issues unique to that property such as environmental conditions, local entitlement policies and market conditions.

Our current investments are located in Washington, Oregon, California and Texas. In 2009, revenue from GLC was $2.3 million (0.1% of our total revenue), compared with $9.0 million (0.3% of our total revenue) in 2008.

Business Strategy

Our fundamental objective is to increase long-term shareholder value as measured by the appreciation of the value of our common stock over a period of time as well as dividend yields. A specific measure of our financial success is the achievement of a return on net assets greater than the cost of capital, creating “Granite Value Added.” The following are key factors in our ability to achieve these objectives:

Controlled Growth - We intend to grow our business by working on many types of infrastructure projects as well as by expanding into new geographic areas. In addition, we are focusing our efforts on larger projects wherein our financial strength and project experience provide us with a competitive advantage.

Decentralized Profit Centers - Each of our operating groups is established as an individual profit center which encourages entrepreneurial activity while allowing the offices to benefit from centralized administrative and support functions.

Diversification - To mitigate the risks inherent in the construction business as the result of general economic factors, we pursue projects: (i) in both the public and private sectors, (ii) for a wide range of customers within each sector (from the federal government to small municipalities and from large corporations to individual homeowners), (iii) in diverse geographic markets, (iv) that are design/build, lump sum and fixed unit price and (v) of various sizes, durations and complexity.

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

Aggregate Materials - We own and lease aggregate reserves and own processing plants that are vertically integrated into our construction operations. By ensuring availability of these resources and providing quality products, we believe we have a competitive advantage in many of our markets as well as a source of revenue and income from the sale of construction materials to third parties.

Ownership of Construction Equipment - We own a large fleet of well maintained heavy construction equipment. We believe that ownership of construction equipment enables us to compete more effectively by ensuring availability of the equipment at a favorable cost.

Profit-based Incentives - Profit center managers are incentivized with cash compensation and restricted stock, payable upon the attainment of pre-established annual financial and non-financial metrics.

Selective Bidding - We focus our resources on bidding jobs that meet our selective bidding criteria, which include analyzing the risk of a potential job relative to: (i) available personnel to estimate and prepare the proposal, (ii) available personnel to effectively manage and build the project, (iii) the competitive environment, (iv) our experience with the type of work, (v) our experience with the owner, (vi) local resources and partnerships, (vii) equipment resources, (viii) the size and complexity of the job and (ix) profitability.

Our operating principles include:

Accident Prevention - We believe accident prevention is a moral obligation as well as good business. By identifying and concentrating resources to address jobsite hazards, we continually strive to reduce our incident rates and the costs associated with accidents.

Environmental Responsibility - We believe in environmentally responsible operations. We are committed to protecting the environment, maintaining good community relations and ensuring compliance with government agency requirements.

Quality and High Ethical Standards - We believe in the importance of performing high quality work and maintaining high ethical standards through an established code of conduct and an effective corporate compliance program.

Raw Materials

We purchase raw materials consisting of aggregate products, cement, diesel fuel, liquid asphalt, natural gas, propane and steel from numerous sources. Our aggregate reserves supply a portion of the raw materials needed in our construction projects. The price and availability of raw materials may vary from year to year due to market conditions and production capacities. We do not foresee the lack of availability of any raw materials.

Seasonality

The first and fourth quarter of our fiscal year are typically affected by weather conditions, primarily in the West, which may alter our construction schedules and can create variability in our revenues, profitability and the required number of employees.

Customers

We have customers in both the public and private sectors. Our largest volume customer is the California Department of Transportation (“Caltrans”). Contracts with Caltrans represented 11.9% and 9.6% of our total revenue and 16.6% and 13.1% of our Granite West revenue in 2009 and 2008, respectively. Public sector revenue in California represented 28.1% and 27.7% of our total revenue in 2009 and 2008, respectively. Other Granite West customers include certain federal agencies, departments of transportation of other states, county and city public works departments, school districts and developers and owners of industrial, commercial and residential sites. Granite East’s customers are predominantly in the public sector and currently include various state departments of transportation, local transit authorities, and federal agencies.

Contract Backlog

Our contract backlog is comprised of the unearned portion of revenue on awarded contracts that have not been completed, including 100% of the unearned revenue of our consolidated joint ventures and our proportionate share of unconsolidated joint venture contracts. We include a construction project in our contract backlog at the time a contract is awarded and funding is in place, with the exception of certain federal government contracts for which funding is appropriated on a periodic basis. Substantially all of the contracts in our contract backlog may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past (see “Contract Provisions and Subcontracting”). Most Granite West projects are added and completed within each year and therefore are not reflected in our year-end contract backlog. Contract backlog by segment is presented in “Contract Backlog” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our contract backlog was approximately $1.4 billion and $1.7 billion at December 31, 2009 and 2008, respectively. Approximately $931.2 million of the December 31, 2009 contract backlog is expected to be completed during 2010.

Equipment

At December 31, 2009 and 2008, we owned the following construction equipment and vehicles:

December 31,	2009	2008
Heavy construction equipment	2,362	2,775
Trucks, truck-tractors, trailers and vehicles	5,254	5,812

Our portfolio of equipment includes loaders, bulldozers, excavators, rollers, motor graders, pavers, scrapers, cranes, trucks, backhoes and barges. We believe that ownership of equipment is generally preferable to leasing because it ensures the equipment is available as needed and normally results in lower costs. We pool certain equipment for use by both Granite West and Granite East to maximize utilization. On a short-term basis, we lease or rent equipment to supplement existing equipment in response to construction activity peaks. In 2009 and 2008, we spent approximately $17.6 million and $36.5 million, respectively, on purchases of construction equipment and vehicles.

Employees

On December 31, 2009, we employed approximately 1,800 salaried employees, who work in management, estimating and clerical capacities, plus approximately 600 hourly employees. The total number of hourly personnel we employ is subject to the volume of construction in progress and is seasonal. During 2009, the number of hourly employees ranged from approximately 600 to 3,600 and averaged approximately 2,700. Two of our wholly owned subsidiaries - Granite Construction Company and Granite Construction Northeast, Inc. - are parties to craft collective bargaining agreements in many areas in which they work.

We believe our employees are our most valuable resource and that our workforce possesses a strong dedication to and pride in our company. Among salaried and non-union hourly employees, this dedication is reinforced by a 14.6% equity ownership at December 31, 2009 through our Employee Stock Ownership Plan, our Profit Sharing and 401(k) Plan and performance-based incentive compensation arrangements. Our managerial and supervisory personnel have an average of approximately 11 years of service with us.

Competition

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

Factors influencing our competitiveness include price, estimating abilities, knowledge of local markets and conditions, project management, financial strength, reputation for quality, the availability of aggregate materials, and machinery and equipment. Although some of our competitors are larger than us and may possess greater resources, we believe that we compete favorably on the basis of the foregoing factors. Historically, the construction business has not required large amounts of capital, particularly for the smaller size construction work pursued by Granite West, which can result in relative ease of market entry for companies possessing acceptable qualifications. Although the construction business is highly competitive, we believe we are well positioned to compete effectively in the markets in which we operate.

Contract Provisions and Subcontracting

Our contracts with our customers are primarily “fixed unit price” or “fixed price.” Under fixed unit price contracts, we are committed to providing materials or services at fixed unit prices (for example, dollars per cubic yard of concrete poured or cubic yard of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, errors in our estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk of performing all the work for the specified amount. The percentage of fixed price contracts in our contract backlog increased to approximately 75.1% at December 31, 2009 compared with approximately 68.7% at December 31, 2008.

Our contracts are generally obtained through competitive bidding in response to advertisements by federal, state and local government agencies and private parties. Less frequently, contracts may be obtained through direct negotiations with private owners. Our contract review process includes identifying risks and opportunities during the bidding process and managing these risks through mitigation efforts such as insurance and pricing. Contracts fitting certain criteria of size and complexity are reviewed by various levels of management and, in some cases, by the Executive Committee of our Board of Directors.

There are a number of factors that can create variability in contract performance and results as compared to a project’s original bid. The most significant of these include the completeness and accuracy of the original bid, costs associated with added scope changes, extended overhead due to owner, weather and other delays, subcontractor performance issues, changes in productivity expectations, site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable), the availability and skill level of workers in the geographic location of the project and a change in the availability and proximity of equipment or materials. All of these factors can impose inefficiencies on contract performance, which can increase costs and lower profits. Conversely, positive variations in any of these or other factors can decrease costs and improve profitability. However, the ability to realize improvements on project profitability is often more limited than the risk of lower profitability. Design/build projects typically incur additional costs such as right-of-way and permit acquisition costs and carry additional risks such as design error risk and the risk associated with estimating quantities and prices before the project design is completed. These unknown factors may cause higher than anticipated construction costs and additional liability to the contract owner. We manage this additional risk by adding contingencies to our bid amounts, obtaining errors and omissions insurance and obtaining indemnifications from our design consultants where possible. However, there is no guarantee that these risk management strategies will always be successful.

Most of our contracts, including those with the government, provide for termination at the convenience of the contract owner, with provisions to pay us for work performed through the date of termination. We have not been materially adversely affected by these provisions in the past. Many of our contracts contain provisions that require us to pay liquidated damages if specified completion schedule requirements are not met and these amounts could be significant.

We act as prime contractor on most of our construction projects. We complete the majority of our projects with our own resources and subcontract specialized activities such as electrical and mechanical work. As prime contractor, we are responsible for the performance of the entire contract, including subcontract work. Thus, we may be subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated. Based on our analysis of their construction and financial capabilities, among other criteria, we determine whether to require the subcontractor to furnish a bond or other type of security to guarantee their performance. Disadvantaged business enterprise regulations require us to use our best efforts to subcontract a specified portion of contract work done for governmental agencies to certain types of disadvantaged subcontractors. As with all of our subcontractors, some may not be able to obtain surety bonds or other types of performance security.

Insurance and Bonding

We maintain general and excess liability, construction equipment and workers’ compensation insurance; all in amounts consistent with industry practices.

In connection with our business, we generally are required to provide various types of surety bonds that provide an additional measure of security for our performance under certain public and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our contract backlog that we have currently bonded and their current underwriting standards, which may change from time to time. The capacity of the surety market is subject to market-based fluctuations driven primarily by the level of surety industry losses and the degree of surety market consolidation. When the surety market capacity shrinks it results in higher premiums and increased difficulty obtaining bonding, in particular for larger, more complex projects throughout the market. In order to help mitigate this risk, we employ a co-surety structure involving three sureties. Although we do not believe that fluctuations in surety market capacity have significantly affected our ability to grow our business, there is no assurance that it will not significantly affect our ability to obtain new contracts in the future (see “Item 1A. Risk Factors”).

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

In July 2007, the California Air Resources Board (“CARB”) approved a regulation that will require California equipment owners/operators to reduce diesel particulate and nitrogen oxide emissions from in-use off-road diesel equipment and to meet progressively more restrictive emission targets proposed for each year from 2010 to 2020. In December 2008, CARB approved a similar regulation for in-use on-road diesel equipment that includes more restrictive emission targets from 2010 to 2022. The emission targets will require California off-road and on-road diesel equipment owners to retrofit equipment with diesel emission control devices or replace equipment with new engine technology as it becomes available, which will result in higher equipment related expenses. To date, costs to prepare the Company for compliance have been minimal. However, it is too early to determine what the full cost of compliance will be.

As is the case with other companies in our industry, some of our aggregate products contain varying amounts of crystalline silica, a common mineral. Also, some of our construction and material processing operations release, as dust, crystalline silica that is in the materials being handled. Excessive, prolonged inhalation of very small-sized particles of crystalline silica has allegedly been associated with respiratory disease (including silicosis). The Mine Safety and Health Administration and the Occupational Safety and Health Administration have established occupational thresholds for crystalline silica exposure as respirable dust. We have implemented dust control procedures to measure compliance with requisite thresholds and to verify that respiratory protective equipment is made available as necessary. We also communicate, through safety information sheets and other means, what we believe to be appropriate warnings and cautions to employees and customers about the risks associated with excessive, prolonged inhalation of mineral dust in general and crystalline silica in particular.

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

Item 1A. RISK FACTORS

Set forth below and elsewhere in this Report and in other documents we file with the SEC are various risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report or otherwise adversely affect our business.

•
Reductions in governmental infrastructure spending could have a negative impact on our business. A significant portion of our revenue is generated from infrastructure work funded by various government entities, including state departments of transportation such as Caltrans. Infrastructure spending by government entities could be negatively affected by the overall condition of the economy and declining tax revenues. Our ability to obtain future public sector work at reasonable margins is highly dependent on the amount of work that is available to bid. It may also affect our customer base, subcontractors and suppliers and could materially affect our contract backlog, operating results, cash flows and our ability to implement our strategic plan.

•
We work in a highly competitive marketplace. We have multiple competitors in all of the areas in which we work. During economic down cycles or times of lower government funding for public works projects, competition for the fewer available public projects intensifies and this increased competition may result in a decrease in new awards at acceptable profit margins. In addition, downturns in residential and commercial construction activity increases the competition for available public sector work, further impacting our revenue, contract backlog and profit margins.

•
Accounting for our revenues and costs involves significant estimates. As further described in “Critical Accounting Estimates” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” accounting for our contract related revenues and costs, as well as other expenses, requires management to make a variety of significant estimates and assumptions. Although we believe we have sufficient experience and processes to enable us to formulate appropriate assumptions and produce reasonably dependable estimates, these assumptions and estimates may change significantly in the future and could result in the reversal of previously recognized revenue and profit. Such changes could have a material adverse effect on our financial position, results of operations, and cash flows.

•
Our success depends on attracting and retaining qualified personnel in a competitive environment. The single largest factor affecting our ability to profitably execute our work is our ability to attract, develop and retain qualified personnel. Our success in attracting qualified people is dependent on the resources available in individual geographic areas and changes in the labor supply as a result of general economic conditions, as well as our ability to provide compensation packages and a work environment that are competitive.

•
Fixed price and fixed unit price contracts subject us to the risk of increased project cost. As more fully described under “Contract Provisions and Subcontracting” above, the profitability of our fixed price and fixed unit price contracts can be adversely affected by a number of factors that can cause our actual costs to materially exceed the costs estimated at the time of our original bid.

•
Many of our contracts have penalties for late completion. In some instances, including many of our fixed price contracts, we guarantee that we will complete a project by a certain date. If we subsequently fail to complete the project as scheduled we may be held responsible for costs resulting from the delay, generally in the form of contractually agreed-upon liquidated damages. To the extent these events occur, the total cost of the project could exceed our original estimate and we could experience reduced profits or, in some cases, a loss on that project.

•
Weather can significantly affect our quarterly revenues and profitability. Our ability to perform work is significantly affected by weather conditions such as precipitation and temperature. Changes in weather conditions can cause delays and otherwise significantly affect our project costs. The impact of weather conditions can result in variability in our quarterly revenues and profitability, particularly in the first and fourth quarters of the year.

•
Design/build contracts subject us to the risk of design errors and omissions. Design/build is increasingly being used as a method of project delivery as it provides the owner with a single point of responsibility for both design and construction. We generally subcontract design responsibility to architectural and engineering firms. However, in the event of a design error or omission causing damages, there is risk that the subcontractor or their errors and omissions insurance would not be able to absorb the liability. In this case we may be responsible, resulting in a potentially material adverse effect on our financial position, results of operations and cash flows.

•
Failure of our subcontractors to perform as anticipated could have a negative effect on our results. As further described under “Contract Provisions and Subcontracting” above, we subcontract portions of many of our contracts to specialty subcontractors, but we are ultimately responsible for the successful completion of their work. Although we seek to require bonding or other forms of guarantees, we are not always successful in obtaining those bonds or guarantees from our higher risk subcontractors. In this case we may be responsible, resulting in a potentially adverse effect on our financial position, results of operations and cash flows.

•
We may be unable to identify qualified Disadvantaged Business Enterprise (“DBE”) contractors to perform as subcontractors. Certain of our government agency projects contain minimum DBE participation clauses. If we subsequently fail to complete these projects with the minimum DBE participation, we may be held responsible for breach of contract damages which may include restrictions on our ability to bid on future projects as well as monetary damages. To the extent we are responsible for monetary damages, the total costs of the project could exceed our original estimates and we could experience reduced profits or, in some cases, a loss for that project.

•
Government contracts generally have strict regulatory requirements. Approximately 86.0% of our consolidated revenue in 2009 was derived from contracts funded by federal, state and local government agencies and authorities. Government contracts are subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance and accounting and often include express or implied certifications of compliance. Claims for civil or criminal fraud may be brought for violations of regulations, requirements or statutes. We may also be subject to qui tam (“Whistle Blower”) litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages. Further, if we fail to comply with any of the regulations, requirements or statutes, our existing government contracts could be terminated and we could be suspended from government contracting or subcontracting, including federally funded projects at the state level. Should one of these events occur, it could have a material adverse effect on our financial position, results of operations, and cash flows.

•
We are subject to environmental and other regulation. As more fully described under “Environmental Regulations” above, we are subject to a number of federal, state and local laws and regulations relating to the environment, workplace safety and a variety of socioeconomic requirements, the noncompliance with which can result in substantial penalties, termination or suspension of government contracts as well as civil and criminal liability. While compliance with these laws and regulations has not materially adversely affected our operations in the past, there can be no assurance that these requirements will not change and that compliance will not adversely affect our operations in the future.

•
Strikes or work stoppages could have a negative effect on our operations and results. We are party to collective bargaining agreements covering a portion of our craft workforce. Although our results and operations have not been significantly affected by strikes or work stoppages in the past, such labor actions could have a significant effect on our operations if they occur in the future.

•
Unavailability of insurance coverage could have a negative effect on our operations and results. We maintain insurance coverage as part of our overall risk management strategy and pursuant to requirements to maintain specific coverage that are contained in our financing agreements and in most of our construction contracts. Although we have been able to obtain reasonably priced insurance coverage to meet our requirements in the past, there is no assurance that we will be able to do so in the future, and our inability to obtain such coverage could materially affect our financial position, results of operations and cash flows.

•
An inability to obtain bonding would have a negative effect on our operations and results. As more fully described in “Insurance and Bonding” above, we generally are required to provide surety bonds securing our performance under the majority of our public and private sector contracts. Our inability to obtain reasonably priced surety bonds in the future could significantly affect our ability to be awarded new contracts, which would have a material adverse effect on our financial position, results of operations and cash flows.

•
Our joint venture contracts with project owners subject us to joint and several liability. As further described in “Joint Ventures; Off-Balance Sheet Arrangements” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” if a joint venture partner fails to perform we could be liable for completion of the entire contract. If the contract were unprofitable, this could result in a material adverse effect on our financial position, results of operations and cash flows.

•
Our contract backlog is subject to unexpected adjustments and cancellations and could be an uncertain indicator of our future earnings. We cannot guarantee that the revenues projected in our contract backlog will be realized or, if realized, will be profitable. Projects reflected in our contract backlog may be affected by project cancellations, scope adjustments, time extensions or other changes. Such changes may adversely affect the revenue and profit we ultimately realize on these projects.

•
We use certain commodity products that are subject to significant price fluctuations. Diesel fuel, liquid asphalt and other petroleum-based products are used to fuel and lubricate our equipment and fire our asphalt concrete processing plants.  In addition, they constitute a significant part of the asphalt paving materials that are used in many of our construction projects and are sold to third parties. Although we are partially protected by asphalt or fuel price escalation clauses in some of our contracts, many contracts provide no such protection. We also use steel and other commodities in our construction projects that can be subject to significant price fluctuations. We enter into supply agreements or pre-purchase commodities to secure pricing.  We have not been significantly adversely affected by price fluctuations in the past; however, there is no guarantee that we will not be in the future.

•
An inability to secure and permit aggregate reserves could negatively affect our future operations and results. Tighter regulations for the protection of the environment and the finite nature of property containing suitable aggregate reserves are making it increasingly challenging and costly to secure and permit aggregate reserves. Although we have thus far been able to secure and permit reserves to support our business, our operating results and financial conditions may be adversely affected by an increasingly difficult permitting process.

•
Private sector work can be affected by economic downturns. The availability of private sector work can be adversely affected by economic downturns in the residential housing market, demand for commercial property or the availability of credit. To the extent these events occur, our operating results will be adversely affected.

•
Granite Land Company is greatly affected by the strength of the real estate industry. Our real estate development activities are subject to numerous factors beyond our control including local real estate market conditions; substantial existing and potential competition; general national, regional and local economic conditions; fluctuations in interest rates and mortgage availability and changes in demographic conditions. If our outlook for a project’s forecasted profitability deteriorates, we may find it necessary to curtail our development activities and evaluate our real estate assets for possible impairment.  Our evaluation includes a variety of estimates and assumptions and future changes in these estimates and assumptions could affect future impairment analyses. If our real estate assets are determined to be impaired, the impairment would result in a charge to income from operations in the year of the impairment.

•
Our real estate investments may require additional funding. Granite Land Company’s real estate investments generally utilize short-term debt financing for their development activities. Due to the tightening of the credit markets, banks have required lower loan-to-value ratios often resulting in the need to pay a portion of the debt when short-term financing is renegotiated. If our real estate investment partners are unable to make their proportional share of a required repayment, GLC may be required to provide the additional funding which could materially affect our financial position and cash flows. Also, if we assume full financial management responsibility, additional real estate investments may need to be consolidated in our financial statements.

•
Our long-term debt and credit arrangements contain restrictive covenants, and failure to meet these covenants could significantly harm our financial condition. Our long-term debt and credit arrangements and related restrictive covenants are more fully described in Note 11 of “Notes to the Consolidated Financial Statements” included in this report. In most cases, failure to meet the restrictive covenants would result in the acceleration of outstanding indebtedness requiring immediate repayment of all amounts due and cancellation of open lines of credit. Additionally, failure to meet restrictive covenants related to our debt and credit agreements could trigger cross-default provisions that would cause us to also be in default of our surety agreements. Although we have not had difficulty meeting these covenants in the past, failure to do so in the future could have a material adverse effect on our business and financial condition.

•
As a part of our growth strategy we may make future acquisitions and acquisitions involve many risks. These risks include difficulties integrating the operations and personnel of the acquired companies, diversion of management’s attention from ongoing operations, potential difficulties and increased costs associated with completion of any assumed construction projects, insufficient revenues to offset increased expenses associated with acquisitions and the potential loss of key employees or customers of the acquired companies. Acquisitions may also cause us to increase our liabilities, record goodwill or other non-amortizable intangible assets that will be subject to subsequent impairment testing and potential impairment charges, as well as amortization expenses related to certain other intangible assets. Failure to manage and successfully integrate acquisitions could harm our financial position, results of operations and cash flows.

The foregoing list is not all-inclusive. There can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely affect us. These developments could have material adverse effects on our business, financial condition and results of operations. For these reasons, the reader is cautioned not to place undue reliance on our forward-looking statements.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Quarry Properties

We have 53 active and 37 inactive quarry properties available for the extraction of sand and gravel and hard rock, all of which are located in the western United States. All of our quarries are open-pit and are primarily accessible by road. We process aggregates into construction materials for internal use and for sale to third parties. The following map shows the approximate locations of our permitted quarry properties as of December 31, 2009.

We estimate our permitted proven1 and probable2 aggregate reserves to be 752 million tons with an average permitted life of approximately 38 years at present operating levels. Present operating levels are determined based on a three-year annual average aggregate production rate of 15.9 million tons. Reserve estimates were made by our geologists and engineers based primarily on drilling studies. Our plant equipment is powered mostly by electricity provided by local utility companies.

1Proven reserves are determined through the testing of samples obtained from closely spaced subsurface drilling and/or exposed pit faces. Proven reserves are sufficiently understood so that quantity, quality, and engineering conditions are known with sufficient accuracy to be mined without the need for any further subsurface work. Actual required spacing is based on geologic judgment about the predictability and continuity of each deposit.

2Probable reserves are determined through the testing of samples obtained from subsurface drilling but the sample points are too widely spaced to allow detailed prediction of quantity, quality, and engineering conditions. Additional subsurface work may be needed prior to mining the reserve.

The following tables present information about our quarry properties as of December 31, 2009:

	Type		Permitted	Unpermitted	Three-Year Annual Average
Quarry Properties	Sand & Gravel	Hard Rock	Aggregate Reserves (tons)	Aggregate Reserves (tons)	Production Rate (tons)	Average Reserve Life
Owned quarry properties	31	8	416.0 million	540.0 million	8.0 million	47 years
Leased quarry properties1	35	16	336.3 million	644.0 million	7.9 million	33 years

1 Our leases have expiration dates which range from 5 to 50 years with most including an option to renew.

		Permitted Reserves for Each Product Type (tons)		Percentage of Permitted Reserves Owned and Leased
State	Number of Properties	Sand & Gravel	Hard Rock	Owned	Leased
California	49	210.6 million	264.2 million	51%	49%
Non-California	41	184.2 million	93.3 million	63%	37%

Plant Properties

We operate plants at our quarry sites to process aggregates into construction materials. Some of our quarry sites may have more than one crushing, concrete or asphalt processing plant. At December 31, 2009 and 2008, we owned the following plants:

December 31,	2009	2008
Aggregate crushing plants	52	54
Asphalt concrete plants	69	68
Portland cement concrete batch plants	22	24
Asphalt rubber plants	5	5
Lime slurry plants	9	9

Other Properties

The following table provides our estimate of certain information about other properties as of December 31, 2009:

	Land Area (acres)	Building Square Feet
Office and shop space (owned and leased)	1,200	1,100,000
Real estate held for development and sale and use	3,600	108,000

Granite West uses approximately 86% of our office and shop space with the remainder being primarily utilized by Granite East.

Item 3. LEGAL PROCEEDINGS

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

Hiawatha Project DBE Issues
The Hiawatha Light Rail Transit (“HLRT”) project was performed by Minnesota Transit Constructors (“MnTC”), a joint venture that consisted of GCCO and other unrelated companies. GCCO was the managing partner of the joint venture, with a 56.5% interest. The Minnesota Department of Transportation (“MnDOT”) is the contracting agency for this federally funded project. The Metropolitan Council is the local agency conduit for providing federal funds to MnDOT for the HLRT project. MnDOT and the U.S. Department of Transportation Office of Inspector General (“OIG”) each conducted a review of the Disadvantaged Business Enterprise (“DBE”) program maintained by MnTC for the HLRT project. In addition, the U.S. Department of Justice (“USDOJ”) is conducting an investigation into compliance issues with respect to MnTC’s DBE Program for the HLRT project. MnDOT and the OIG (collectively, the “Agencies”) have initially identified certain compliance issues in connection with MnTC’s DBE Program and, as a result, have determined that MnTC failed to meet the DBE utilization criteria as represented by MnTC. Although there has been no formal administrative subpoena issued, nor has a civil complaint been filed in connection with the administrative reviews or the investigation, MnDOT has proposed a monetary sanction of $4.3 million against MnTC and specified DBE training for personnel from the members of the MnTC joint venture as a condition of awarding future projects to joint venture members of MnTC on MnDOT and Metropolitan Council work. MnTC is fully cooperating with the Agencies and the USDOJ and has presented its detailed written responses to the initial determinations of the Agencies as well as the investigation by the USDOJ. On September 17, 2009, the USDOJ replied to MnTC’s responses. MnTC and the USDOJ are continuing to engage in informal discussions in an attempt to resolve this matter. Such discussions, if successful, are expected to include resolution of issues with the USDOT and with the state agencies. We cannot, however, rule out the possibility of civil or criminal actions being brought against MnTC or one or more of its members which could result in civil and criminal penalties.

US Highway 20 Project
GCCO and our wholly-owned subsidiary, Granite Northwest, Inc. are the members of a joint venture known as Yaquina River Constructors (“YRC”) which is currently constructing a new road alignment of US Highway 20 near Eddyville, Oregon under contract with the Oregon Department of Transportation (“ODOT”). The project involves constructing seven miles of new road through steep and forested terrain in the Coast Range Mountains. During the fall and winter of 2006, extraordinary rain events produced runoff that overwhelmed erosion control measures installed at the project and resulted in discharges to surface water in alleged violations of YRC’s stormwater permit. In June 2009, YRC was informed that the USDOJ had assumed the criminal investigation that the Oregon Department of Justice had previously been conducting in connection with stormwater runoff from the project. YRC and its members are fully cooperating in the investigation.  We do not know whether any criminal charges or civil lawsuits will be brought or against whom, as a result of the investigation. Therefore, we cannot estimate what, if any, criminal or civil penalty or conditional assessment may result from this investigation.

City of San Diego Fire Debris Cleanup
In the aftermath of the 2007 San Diego County wildfires, GCCO bid for and was awarded a fixed unit price, variable quantity contract with the City of San Diego (the “City”) to perform specified debris cleanup work. GCCO began work in November 2007 and completed the work in April 2008. In August 2008, the City announced that it would conduct an independent audit of the project. In December 2008, the City’s audit report was released with findings that, while some GCCO billings contained mistakes, rates paid to GCCO appear to be generally reasonable. GCCO has reimbursed the City for the undisputed overbilled amount of less than $3,000. The former San Diego City Attorney, after conducting a separate investigation of GCCO’s work on the project, filed a civil lawsuit in California Superior Court, County of San Diego on October 17, 2008 against GCCO and another contractor that had been awarded a similar cleanup contract with the City. In the complaint, the City alleges that both contractors knowingly presented to the City false claims for payment in violation of the California False Claims Act. The City seeks trebled damages in an amount to be determined, and a civil penalty in the amount of $10,000 for each false claim made. After the November 2008 election in which a new City Attorney was elected, GCCO and the City Attorney agreed to stay the lawsuit in order to allow the City Attorney time to complete its investigation. The stay expired in January 2010, and the parties have agreed to jointly request a further stay. GCCO believes the allegations in the City’s complaint to be without factual or legal basis and, therefore, the City’s entitlement to relief sought under the California False Claims Act is remote.

Grand Avenue Project DBE Issues
On March 6, 2009, the U.S. Department of Transportation, Office of Inspector General (“OIG”) served upon our wholly-owned subsidiary, Granite Construction Northeast, Inc. (“Granite Northeast”), a United States District Court Eastern District of New York subpoena to testify before a grand jury by producing documents. The subpoena seeks all documents pertaining to a Granite Northeast Disadvantaged Business Enterprise (“DBE”) subcontractor (the “Subcontractor”), and the Subcontractor’s non-DBE lower tier subcontractor/consultant, relating to the Subcontractor’s work on the Grand Avenue Bus Depot and Central Maintenance Facility for the Borough of Queens Project (the “Grand Avenue Project”). The subpoena also seeks all documents regarding Granite Northeast’s use of the Subcontractor as a DBE on the Grand Avenue Project and all documents related to the Subcontractor as a DBE on any other contract including other public works construction projects. We have complied with the subpoena and are fully cooperating with the OIG’s investigation. To date, Granite Northeast has not been notified that it is either a subject or target of the OIG’s investigation. As a result, we do not know whether any criminal charges or civil lawsuits will be brought or against whom, as a result of the investigation. Therefore, we cannot estimate what, if any, criminal or civil penalty or conditional assessment may result from this investigation.

Other Legal Proceedings/Government Inquiries
We are a party to a number of other legal proceedings arising in the normal course of business. From time to time, we also receive inquiries from public agencies seeking information concerning our compliance with government construction contracting requirements and related laws and regulations. We believe that the nature and number of these proceedings and compliance inquiries are typical for a construction firm of our size and scope. Our litigation typically involves claims regarding public liability or contract related issues. While management currently believes, after consultation with counsel, that the ultimate outcome of pending proceedings and compliance inquiries, individually and in the aggregate, will not have a material adverse affect on our financial position or overall trends in results of operations or cash flows, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse affect on our results of operations, cash flows and/or financial position for the period in which the ruling occurs. While any one of our pending legal proceedings is subject to early resolution as a result of our ongoing efforts to settle, whether or when any legal proceeding will be resolved through settlement is neither predictable nor guaranteed.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2009, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

Our current executive officers are as follows:

Name	Age	Position
William G. Dorey	65	President, Chief Executive Officer and Director
James H. Roberts	53	Executive Vice President and Chief Operating Officer
LeAnne M. Stewart	45	Senior Vice President and Chief Financial Officer
Michael F. Donnino	55	Senior Vice President and Group Manager
John A. Franich	53	Vice President and Group Manager
Thomas S. Case	47	Vice President and Group Manager

Granite Construction Incorporated was incorporated in Delaware in January 1990 as the holding company for Granite Construction Company, which was incorporated in California in 1922. All dates of service for our executive officers include the periods in which they served for Granite Construction Company.

Mr. Dorey has been an employee of Granite since 1968 and has served in various capacities, including Chief Executive Officer since January 2004 and President since February 2003. He also served as Chief Operating Officer from May 1998 to January 2004, Executive Vice President from November 1998 to February 2003, Senior Vice President from 1990 to 1998, Branch Division Manager from 1987 to 1998, and Vice President and Branch Division Assistant Manager from 1983 to 1987. Mr. Dorey has also served as a member of our Board of Directors since January 2004. He received a B.S. degree in Construction Engineering from Arizona State University in 1967.

Mr. Roberts joined Granite in 1981 and has served in various capacities, including Executive Vice President and Chief Operating Officer since September 2009, Senior Vice President from May 2004 to September 2009, Granite West Manager from February 2007 to September 2009, Branch Division Manager from May 2004 to February 2007, Vice President and Assistant Branch Division Manager from 1999 to 2004, and Regional Manager of Nevada and Utah Operations from 1995 to 1999. He received a B.S.C.E. in 1979 and an M.S.C.E. in 1980 from the University of California, Berkeley, and an M.B.A. from the University of Southern California in 1981. He also completed the Stanford Executive Program in 2009.

Ms. Stewart has been a Senior Vice President of Granite since February 2008. In June 2008, she was appointed Chief Financial Officer. Prior to joining Granite, Ms. Stewart was employed by Nash Finch Company as Senior Vice President and Chief Financial Officer from October 2004 to January 2007 and as Vice President and Corporate Controller from April 2000 to October 2004. She has served on the Board of Trustees of the College of St. Benedict since 1995. Ms. Stewart became a Certified Public Accountant in 1987, received a B.A. in Accounting from the College of St. Benedict in 1987 and an M.B.A. from the Wharton School at the University of Pennsylvania in 1997.

Mr. Donnino joined Granite in 1977 and has served as Senior Vice President and Group Manager since January 2010, Senior Vice President since January 2005, Manager of Granite East since February 2007, and Heavy Construction Division Manager from January 2005 to February 2007. He served as Vice President and Heavy Construction Division Assistant Manager during 2004, Texas Regional Manager from 2000 to 2003 and Dallas Estimating Office Area Manager from 1991 to 2000. Mr. Donnino received a B.S.C.E. in Structural, Water and Soils Engineering from the University of Minnesota in 1976.

Mr. Franich joined Granite in 2005 and has served as Vice President and Group Manager since January 2010, Vice President and Granite West Manager of Construction from February 2007 to December 2009, and Vice President, Branch Division Construction Manager from January 2005 through January 2007. Prior to joining Granite in 2005, Mr. Franich has held various positions in the construction industry since 1979 and was formerly the President of Associated General Contractors of California. Mr. Franich received a B.S. in Business Administration (Finance) from California State University, Chico in 1979.

Mr. Case has been an employee of Granite since 1987 and has been Vice President and Group Manager since January 2010. He also served as Southwest Operating Group Manager from March 2007 to December 2009, Utah Operations Branch Manager from August 2001 through March 2007, Utah Operations Construction Manager during 2001, Utah Operations Materials Manager between 1996 and 2000, and in various positions at Granite’s Nevada and Santa Barbara, California operations between 1986 and 1996. Mr. Case received a B.S. degree in Construction Management from California Polytechnic State University in 1986.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the ticker symbol GVA.

As of February 12, 2010, there were 38,629,378 shares of our common stock outstanding held by 1,529 shareholders of record.

We have paid quarterly cash dividends since the second quarter of 1990, and we expect to continue to do so. However, declaration and payment of dividends is within the sole discretion of our Board of Directors, subject to limitations imposed by Delaware law and compliance with our credit agreements, and will depend on our earnings, capital requirements, financial condition and such other factors as the Board of Directors deems relevant.

Market Price and Dividends of Common Stock
2009 Quarters Ended	December 31,	September 30,	June 30,	March 31,
High	$34.58	$36.39	$45.94	$45.82
Low	$27.14	$29.41	$32.29	$30.14
Dividends per share	$0.13	$0.13	$0.13	$0.13

2008 Quarters Ended	December 31,	September 30,	June 30,	March 31,
High	$50.00	$42.24	$37.79	$39.84
Low	$21.20	$30.22	$29.19	$26.64
Dividends per share	$0.13	$0.13	$0.13	$0.13

During the three months ended December 31, 2009, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended December 31, 2009:

Period	Total Number of Shares Purchased1	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs2
October 1 through October 31, 2009	479	$29.52	-	$64,065,401
November 1 through November 30, 2009	89	$31.35	-	$64,065,401
December 1 through December 31, 2009	14,846	$29.97	-	$64,065,401
Total	15,414	$29.97	-

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

Performance Graph

The graph below compares Granite Construction Incorporated’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the Dow Jones U.S. Heavy Construction index. The Dow Jones U.S. Heavy Construction index includes the following companies: EMCOR Group Inc., Fluor Corp., Foster Wheeler Ltd., Granite Construction Inc., Insituform Technologies Inc., Jacobs Engineering Group Inc., KBR Inc., McDermott International Inc., Quanta Services Inc. and Shaw Group Inc. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with reinvestment of all dividends) from December 31, 2004 to December 31, 2009.

	2004	2005	2006	2007	2008	2009
Granite Construction Incorporated	$100.00	$136.76	$193.23	$140.14	$172.69	$134.32
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
Dow Jones U.S. Heavy Construction	100.00	144.50	180.25	342.40	153.66	175.65

Item 6. SELECTED FINANCIAL DATA

The selected consolidated operations data for 2009, 2008 and 2007 and consolidated balance sheet data as of December 31, 2009 and 2008 set forth below have been derived from our audited consolidated financial statements included herein, and are qualified by reference to those consolidated financial statements. The selected consolidated operations data for 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007, 2006 and 2005 have been derived from our audited consolidated financial statements not included herein. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

Selected Consolidated Financial Data
Years Ended December 31,	2009	2008	2007	2006	2005
Operating Summary	(Dollars In Thousands, Except Per Share Data)
Revenue	$1,963,479	$2,674,244	$2,737,914	$2,969,604	$2,641,352
Gross profit	346,373	468,720	410,744	295,720	319,372
As a percent of revenue	17.6%	17.5%	15.0%	10.0%	12.1%
General and administrative expenses	224,910	257,532	246,202	199,481	192,692
As a percent of revenue	11.5%	9.6%	9.0%	6.7%	7.3%
Restructuring charges1	9,453	-	-	-	-
Goodwill impairment charge2	-	-	-	18,011	-
Net income	100,201	165,738	132,924	74,339	100,898
Amount attributable to noncontrolling interests3	(26,701)	(43,334)	(20,859)	6,170	(17,748)
Net income attributable to Granite	73,500	122,404	112,065	80,509	83,150
As a percent of revenue	3.7%	4.6%	4.1%	2.7%	3.1%
Net income per share attributable to common shareholders4:
Basic	$1.91	$3.19	$2.69	$1.93	$2.00
Diluted	1.90	3.18	2.68	1.92	1.99
Weighted average shares of common stock:
Basic	37,566	37,606	40,866	40,874	40,614
Diluted	37,683	37,709	40,909	40,920	40,684
Consolidated Balance Sheet
Total assets	$1,709,575	$1,743,455	$1,786,418	$1,632,838	$1,472,230
Cash, cash equivalents and marketable securities	458,341	520,402	485,348	394,878	301,381
Working capital	500,605	475,942	397,568	319,762	367,801
Current maturities of long-term debt	58,978	39,692	28,696	28,660	26,888
Long-term debt	244,688	250,687	268,417	78,576	124,415
Other long-term liabilities	48,998	43,604	46,441	58,419	46,556
Granite shareholders’ equity	830,651	767,509	700,199	694,544	621,560
Book value per share	21.50	20.06	17.75	16.60	14.91
Dividends per share	0.52	0.52	0.43	0.40	0.40
Common shares outstanding	38,635	38,267	39,451	41,834	41,682
Contract backlog	$1,401,988	$1,699,396	$2,084,545	$2,256,587	$2,331,540

1 During 2009, we recorded restructuring charges of approximately $9.5 million as part of our reorganization.
2 In 2006, we recorded a goodwill impairment charge of approximately $18.0 million related to our Granite Northeast operation in New York.
3 Effective January 1, 2009, we adopted a new accounting standard requiring net income attributable to both the parent and noncontrolling interests to be disclosed separately as well as the components of equity attributable to the parent and noncontrolling interests. Prior years have been adjusted to conform to this new standard.
4 Computed using the two-class method required by accounting standards adopted January 1, 2009, which requires prior period per share data to be restated retrospectively for comparability.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are one of the largest heavy civil contractors in the United States engaged in the construction and improvement of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, dams and other infrastructure-related projects. We produce construction materials through the use of our aggregate reserves and plant facilities. We also operate a real estate investment and development company on a significantly smaller scale. We have three operating segments: Granite West, Granite East and Granite Land Company (“GLC”). Our offices are located in Alaska, Arizona, California, Florida, Nevada, New York, Oregon, Texas, Utah and Washington.

Our construction business has been organized into two geographic segments, Granite West and Granite East. Included in our Granite West segment is our vertically integrated construction materials business. The Company also has a real estate investment and development business, Granite Land Company (“GLC”). Our results of operations discussed herein have been reported with the segment structure that was in place during 2009.  See Note 20 of “Notes to the Consolidated Financial Statements” for additional information about our operating segments.

On August 31, 2009, we announced changes to our organizational structure designed to improve operating efficiencies and position the Company for long-term growth. In conjunction with the reorganization we are changing our reportable segments to reflect our business product lines. Beginning in fiscal 2010, the Company’s new reportable segments are: Construction, Large Project Construction, Construction Materials and Real Estate. The Real Estate segment will contain what was previously known as Granite Land Company. We will continue to provide geographic information within the new segment structure.

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

The three primary economic drivers of our business are (1) the overall health of the economy, (2) federal, state and local public funding levels and (3) population growth with the resulting private development. For example, a stagnant or declining economy will generally result in reduced demand for construction in the private sector. This reduced demand increases competition for private sector projects and will ultimately also increase competition in the public sector as companies migrate from bidding on scarce private sector work to projects in the public sector. Greater competition can reduce our revenue growth and/or have a downward affect on gross profit margins. In addition, a stagnant or declining economy tends to produce less tax revenue, thereby decreasing a source of funds available for spending on public infrastructure improvements. Some funding sources that have been specifically earmarked for infrastructure spending, such as diesel and gasoline taxes, are not as directly affected by a stagnant or declining economy. However, even these can be temporarily at risk as state and local governments struggle to balance their budgets. Additionally, high fuel prices can have a dampening effect on consumption, resulting in overall lower tax revenue. Conversely, increased levels of public funding as well as an expanding or robust economy will generally increase demand for our services and provide opportunities for revenue growth and margin improvement.

Our general and administrative expenses include salaries and related expenses, incentive compensation, discretionary profit sharing, provision for doubtful accounts and other costs to support our business. In general, these costs will increase in response to the growth and the related increased complexity of our business. These costs will vary depending on the number of projects in process in a particular area and the corresponding level of estimating activity. For example, as large projects are completed or if the level of work slows down in a particular area, we will often re-assign project employees to estimating and bidding activities until another project gets underway, temporarily re-allocating their salaries and related costs from cost of revenue to general and administrative expense. Additionally, our compensation strategy for selected management personnel is to rely heavily on a variable cash and restricted stock performance-based incentive element. The cash portion of these incentives is expensed when earned while the restricted stock portion is expensed over the vesting period of the restricted stock award (generally three to five years).

Critical Accounting Policies and Estimates

The financial statements included in “Item 8. Financial Statements and Supplementary Data” have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our estimates, judgments and assumptions are continually evaluated based on available information and experiences; however, actual amounts could differ from those estimates.

Certain of our accounting policies and estimates require higher degrees of judgment in their application. These include the recognition of revenue and earnings from construction contracts, the valuation of real estate held for development and sale and insurance estimates. The Audit and Compliance Committee of our Board of Directors has reviewed our disclosure of critical accounting estimates.

Revenue Recognition for Construction Contracts

Revenue and earnings on construction contracts, including construction joint ventures, are recognized under the percentage of completion method using the ratio of costs incurred to estimated total costs. Revenue in an amount equal to cost incurred is recognized prior to contracts reaching 25% completion, thus deferring the related profit. It is our judgment that until a project reaches 25% completion, there is insufficient information to determine the estimated profit on the project with a reasonable level of certainty. In the case of large, complex design/build projects we may defer profit recognition beyond the point of 25% completion based on an evaluation of specific project risks. The factors considered in this evaluation include the stage of design completion, the stage of construction completion, status of outstanding purchase orders and subcontracts, certainty of quantities of labor and materials, and certainty of schedule and the relationship with the owner.

Revenue from contract claims is recognized when we have a signed agreement and payment is assured. Revenue from contract change orders, which occur in most large projects, is recognized when the owner has agreed to the change order in writing. Provisions are recognized in the consolidated statements of income for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. All contract costs, including those associated with claims and change orders, are recorded as incurred and revisions to estimated total costs are reflected as soon as the obligation to perform is determined. Contract cost consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs).

The accuracy of our revenue and profit recognition in a given period is dependent on the accuracy of our estimates of the cost to complete each project. Cost estimates for all of our significant projects use a highly detailed “bottom up” approach and we believe our experience allows us to provide materially reliable estimates. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include:

•	the completeness and accuracy of the original bid;
•	costs associated with added scope changes;
•	extended overhead due to owner, weather and other delays;
•	subcontractor performance issues;
•	changes in productivity expectations;
•	site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable);
•	the availability and skill level of workers in the geographic location of the project; and
•	a change in the availability and proximity of equipment and materials.

The foregoing factors as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit between periods. Substantial changes in cost estimates, particularly in our larger, more complex projects have had, and can in future periods have, a significant effect on our profitability.

Our contracts with our customers are primarily either “fixed unit price” or “fixed price.” Under fixed unit price contracts, we are committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete poured or cubic yards of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk that we may not be able to perform all the work profitably for the specified contract amount. The percentage of fixed price contracts in our contract backlog increased from approximately 68.7% at December 31, 2008 to approximately 75.1% at December 31, 2009. All state and federal government contracts and many of our other contracts provide for termination of the contract at the convenience of the party contracting with us, with provisions to pay us for work performed through the date of termination.

Valuation of Real Estate Held for Development and Sale

We assess impairment of our real estate held for development and sale at least annually or whenever events or changes in circumstances indicate that carrying values of these assets may not be recoverable. Events or changes in circumstances, which could trigger an impairment review include, but are not limited to:

•	significant decreases in the market price of the asset;
•	significant adverse changes in legal factors or the business climate;
•	accumulation of costs significantly in excess of the amount originally expected for the acquisition, development or construction of the asset; and
•	current period cash flow or operating losses combined with a history of losses, or a forecast of continuing losses associated with the use of the asset.

If events and changes in circumstances indicate that the carrying amounts of the real estate held for development and sale might not be fully recoverable, we compare projected undiscounted net cash flows associated with the related asset or group of assets against their respective carrying amounts. Future undiscounted cash flows are estimated based on entitlement status, market conditions, cost of construction, debt load, development schedules, status of joint venture partners and other factors applicable to the specific project. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values. Fair value is estimated based on the expected future cash flows attributable to the asset or group of assets and on other assumptions that market participants would use in determining fair value, such as market discount rates, transaction prices for other comparable assets, and other market data. Our estimates of cash flows may differ from actual cash flows due to, among other things, fluctuations in interest rates, decisions made by jurisdictional agencies, economic conditions, or changes to our business operations.

In 2009 and 2008, we recorded impairment charges of $1.7 million and $4.5 million, respectively. The impairments were due to changes in sales and pricing projections for three of our residential real estate investments that reduced the estimated fair value of the assets below the carrying amounts. Given the current economic environment surrounding real estate, we regularly evaluate the recoverability of our real estate held for development and sale and have determined that no further impairment loss was required. A continued decline in the residential and/or commercial real estate markets may decrease the expected profitability for certain development activities to the point we would be required to recognize additional impairments in the future.

Insurance Estimates

We carry insurance policies to cover various risks, primarily general liability and workers compensation, under which we are liable to reimburse the insurance company for a portion of each claim paid. Payment for claim amounts generally range from the first $0.5 million to $1.0 million per occurrence. We accrue for the estimated ultimate liability for incurred losses, both reported and unreported, using actuarial methods based on historic trends, modified, if necessary, by recent events. Changes in our loss assumptions caused by changes in actual experience would affect our assessment of the ultimate liability and could have a material effect on our operating results and financial position.

Current Economic Environment and Outlook for 2010

Challenging market conditions negatively affected our overall revenue and contract backlog in 2009. The continued weak residential and commercial development markets significantly reduced demand for our construction materials and created a highly competitive bidding environment for available public sector work. In addition, the slow pace of the economic recovery has affected the financial health of state and local agencies and ultimately the amount of work available to bid.

We currently expect 2010 to be a challenging year for our business due to the ongoing competitive climate and uncertainty surrounding both federal and state funding. Despite an increase in contract backlog in Granite East, our contract backlog in Granite West is substantially lower and includes projects with lower projected gross profit margins than recent years. In response, we have reduced our planned capital spending from recent levels and will continue to focus on reducing our costs.

Results of Operations

Comparative Financial Summary
Years Ended December 31,	2009	2008	2007
(in thousands)
Total revenue	$1,963,479	$2,674,244	$2,737,914
Gross profit	346,373	468,720	410,744
Restructuring charges	9,453	-	-
Operating income	129,179	216,691	174,885
Other income	9,672	16,739	23,509
Provision for income taxes	38,650	67,692	65,470
Amount attributable to noncontrolling interests	(26,701)	(43,334)	(20,859)
Net income attributable to Granite	73,500	122,404	112,065

Revenue

Total Revenue
Years Ended December 31,	2009		2008		2007
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Revenue by Segment:
Granite West	$1,411,016	71.9	$1,970,196	73.7	$1,928,751	70.4
Granite East	550,189	28.0	695,035	26.0	768,451	28.1
Granite Land Company	2,274	0.1	9,013	0.3	40,712	1.5
Total	$1,963,479	100.0	$2,674,244	100.0	$2,737,914	100.0

Granite West Revenue
Years Ended December 31,	2009		2008		2007
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
California:
Public sector	$512,111	75.7	$697,551	67.8	$595,733	56.7
Private sector	36,499	5.4	106,489	10.4	215,770	20.5
Construction materials	127,649	18.9	224,736	21.8	239,660	22.8
Total	$676,259	100.0	$1,028,776	100.0	$1,051,163	100.0
West (excluding California):
Public sector	$624,517	85.0	$721,922	76.7	$563,392	64.2
Private sector	31,944	4.3	91,119	9.7	178,156	20.3
Construction materials	78,296	10.7	128,379	13.6	136,040	15.5
Total	$734,757	100.0	$941,420	100.0	$877,588	100.0
Total Granite West:
Public sector	$1,136,628	80.5	$1,419,473	72.0	$1,159,125	60.1
Private sector	68,443	4.9	197,608	10.0	393,926	20.4
Construction materials	205,945	14.6	353,115	18.0	375,700	19.5
Total	$1,411,016	100.0	$1,970,196	100.0	$1,928,751	100.0

Granite West Revenue: Revenue from Granite West for the year ended December 31, 2009 decreased by $559.2 million, or 28.4%, compared to the year ended December 31, 2008 as a result of the economic downturn and decline in residential development in the West. The decrease in revenue affected all sectors of our Granite West segment. With less private work available, competition has migrated into the public sector. In addition, lack of available private sector work has reduced the demand for construction materials. There is also less work available for bid in the public sector as a result of reduced state and local government budgets.

Granite East Revenue
Years Ended December 31,	2009		2008		2007
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Revenue by Geographic Area:
Midwest	$157,338	28.6	$175,763	25.3	$93,896	12.2
Northeast	117,783	21.4	125,024	18.0	196,653	25.6
South	95,612	17.4	128,454	18.5	125,164	16.3
Southeast	178,467	32.4	221,167	31.8	299,084	38.9
West	989	0.2	44,627	6.4	53,654	7.0
Total	$550,189	100.0	$695,035	100.0	$768,451	100.0
Revenue by Market Sector:
Public sector	$544,719	99.0	$675,188	97.1	$747,580	97.3
Private sector	5,470	1.0	19,847	2.9	20,871	2.7
Total	$550,189	100.0	$695,035	100.0	$768,451	100.0

Granite East Revenue: Revenue from Granite East for the year ended December 31, 2009 decreased by $144.8 million, or 20.8%, compared to the year ended December 31, 2008. This decrease was the result of an increased number of large projects nearing completion in 2009 compared to 2008, the stage of a large project when revenue recognition typically slows. Additionally, in 2009, delays in notices to proceed on three awarded projects contributed to lower revenue. Included in Granite East revenue for the years ended 2009 and 2008, were settlements of negotiated claims with contract owners in the amounts of $16.0 million and $39.3 million, respectively, both of which improved revenue.

The following table provides information about revenue from our large projects for the years ended December 31, 2009, 2008 and 2007:

Large Project Revenue
Years Ended December 31,	2009	2008	2007
(dollars in thousands)
Granite West	$142,555	$245,514	$160,232
Number of projects1	6	8	6
Granite East	$496,561	$621,215	$732,086
Number of projects1	19	19	31
Total	$639,116	$866,729	$892,318
Number of projects1	25	27	37

   1 Includes only projects with a total contract value greater than $50.0 million and over $1.0 million of revenue in the respective periods.

Granite Land Company Revenue: Revenue from GLC for the year ended December 31, 2009 decreased by $6.7 million, or 74.8%, compared to the year ended December 31, 2008. GLC’s revenues have been negatively impacted by the downturn in the real estate market.

Contract Backlog

Our contract backlog is comprised of the unearned revenue on awarded contracts that have not been completed, including 100% of our consolidated joint ventures and our proportionate share of unconsolidated joint venture contracts. We include a construction project in our contract backlog at such time as a contract is awarded and funding is in place, with the exception of certain federal government contracts for which funding is appropriated on a periodic basis. Substantially all of the contracts in our contract backlog may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past.

The following tables illustrate our contract backlog as of the respective dates:

Total Contract Backlog
December 31,	2009		2008
(in thousands)	Amount	Percent	Amount	Percent
Contract Backlog by Segment:
Granite West	$439,155	31.3	$788,872	46.4
Granite East	962,833	68.7	910,524	53.6
Total	$1,401,988	100.0	$1,699,396	100.0

Granite West Contract Backlog
December 31,	2009		2008
(in thousands)	Amount	Percent	Amount	Percent
California:
Public sector	$218,701	96.6	$430,421	94.8
Private sector	7,608	3.4	23,841	5.2
Total	$226,309	100.0	$454,262	100.0
West (excluding California):
Public sector	$208,215	97.8	$319,271	95.4
Private sector	4,631	2.2	15,339	4.6
Total	$212,846	100.0	$334,610	100.0
Total Contract Backlog:
Public sector	$426,916	97.2	$749,692	95.0
Private sector	12,239	2.8	39,180	5.0
Total	$439,155	100.0	$788,872	100.0

Granite West Contract Backlog: Granite West contract backlog of $439.2 million at December 31, 2009 was $349.7 million, or 44.3%, lower than at December 31, 2008. The decrease in contract backlog was due to a number of projects being completed or nearing completion in 2009. Additionally, the current economic climate and increased competition significantly reduced new awards in contract backlog at December 31, 2009 relative to 2008.

Granite East Contract Backlog
December 31,	2009		2008
(in thousands)	Amount	Percent	Amount	Percent
Contract Backlog by Geographic Area:
Midwest	$13,604	1.4	$163,795	18.0
Northeast	434,873	45.2	250,232	27.5
South	78,285	8.1	91,720	10.0
Southeast	434,343	45.1	402,062	44.2
West	1,728	0.2	2,715	0.3
Total	$962,833	100.0	$910,524	100.0
Contract Backlog by Market Sector:
Public sector	$960,926	99.8	$906,470	99.6
Private sector	1,907	0.2	4,054	0.4
Total	$962,833	100.0	$910,524	100.0

Granite East Contract Backlog: Granite East contract backlog of $962.8 million at December 31, 2009 was $52.3 million, or 5.7%, higher than at December 31, 2008. The increase reflects new projects awarded in 2009, including our portion of the work for the expansion of Houston’s light rail project, as well as our participation in joint ventures for a tunnel in New York City and a highway reconstruction project in North Carolina. The decrease in contract backlog in the Midwest was due to the substantial completion of a large design/build project in St. Louis, Missouri. Not included in contract backlog is approximately $400.0 million associated with the Houston light rail project that will be booked into contract backlog as additional notices to proceed are received.

The following tables provide additional information about our large project contract backlog at December 31, 2009 and 2008:

Large Project Contract Backlog
December 31,	2009	2008
(dollars in thousands)
Granite West	$113,543	$243,818
Number of projects1	4	6
Granite East	$932,917	$868,638
Number of projects1	15	14
Total	$1,046,460	$1,112,456
Number of projects1	19	20

Large Project Contract Backlog by Expected Profitability (dollars in thousands)
December 31, 2009	Number of Projects1	Average Percent Complete	Remaining Contract Backlog	Percent
Projects with Forecasted Loss:
Granite West	1	68%	$62,013	5.9%
Granite East	5	97%	32,347	3.1%
Total	6	93%	94,360	9.0%
Projects with Forecasted Profit:
Granite West	3	90%	51,531	4.9%
Granite East	10	66%	900,569	86.1%
Total	13	70%	952,100	91.0%
Total	19		$1,046,460	100.0%

December 31, 2008
Projects with Forecasted Loss:
Granite West	1	44%	$104,428	9.4%
Granite East	6	95%	66,670	6.0%
Total	7	89%	171,098	15.4%
Projects with Forecasted Profit:
Granite West	5	78%	139,390	12.5%
Granite East	8	67%	801,968	72.1%
Total	13	69%	941,358	84.6%
Total	20		$1,112,456	100.0%

   1Includes only projects with total contract value greater than $50.0 million and remaining contract backlog over $1.0 million.

Gross Profit (Loss)

The following table presents gross profit (loss) by operating segment for the respective periods:

Gross Profit (Loss)
Years Ended December 31,	2009	2008	2007
(in thousands)
Granite West	$236,868	$348,818	$369,080
Percent of segment revenue	16.8%	17.7%	19.1%
Granite East	$110,823	$121,425	$25,824
Percent of segment revenue	20.1%	17.5%	3.4%
Granite Land Company	$(1,318)	$(1,523)	$15,840
Percent of segment revenue	(58.0)%	(16.9)%	38.9%
Total	$346,373	$468,720	$410,744
Percent of total revenue	17.6%	17.5%	15.0%

Gross Profit (Loss): We defer profit recognition until a project reaches 25% completion. In the case of large, complex design/build projects, we may defer profit recognition beyond the point of 25% completion until such time as we believe we have enough information to make a reasonably dependable estimate of contract revenue and cost. Because we have a large number of smaller projects at various stages of completion in Granite West, this policy generally has a lesser affect on Granite West’s gross profit on a quarterly or annual basis. However, Granite East has fewer projects in process at any given time and those projects tend to be much larger than Granite West projects. As a result, Granite East gross profit as a percent of revenue can vary significantly from period to period where one or several very large projects reach our percentage of completion threshold and the deferred profit is recognized or, conversely, in periods where contract backlog is growing rapidly and a higher percentage of projects are in their early stages with no associated gross profit recognition.

Revenue from projects that have not yet reached our profit recognition threshold is as follows:

Revenue from Contracts with Deferred Profit
Years Ended December 31,	2009	2008	2007
(in thousands)
Granite West	$5,664	$24,148	$43,590
Granite East	63,098	1,674	131,694
Total revenue from contracts with deferred profit	$68,762	$25,822	$175,284

We do not recognize revenue from contract claims until we have a signed agreement and payment is assured, nor do we recognize revenue from contract change orders until the contract owner has agreed to the change order in writing. However, we do recognize the costs related to any contract claims or pending change orders in our forecasts when costs are incurred and revisions to estimated total costs are reflected as soon as the obligation to perform is determined. As a result, our gross profit as a percent of revenue can vary depending on the magnitude and timing of settlement claims and change orders.

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

Granite West Gross Profit: Granite West gross profit in 2009 decreased to $236.9 million, or 16.8%, from $348.8 million, or 17.7%, in 2008. Construction gross profit as a percent of construction revenue remained relatively unchanged at 18.5% and 18.9% for 2009 and 2008, respectively. Construction gross profit margins were negatively affected by lower gross profit margins on projects bid in a more competitive environment, offset by the positive effect of significant project forecast changes of $44.6 million for the year ended December 31, 2009 compared with $44.5 million for the year ended December 31, 2008. These positive forecast changes were due to change orders, resolution of issues with owners, projects nearing completion and production efficiencies (see Note 2 of “Notes to the Consolidated Financial Statements”).

Construction materials gross profit as a percent of material sales in 2009 decreased to 7.0% from 11.9% in 2008.  Fixed plant costs together with decreased sales contributed to lower gross profit.

Granite East Gross Profit: Granite East gross profit in 2009 decreased to $110.8 million from $121.4 million in 2008. Gross profit as a percent of revenue increased to 20.1% in 2009 from 17.5% in 2008 as a result of improved margins. The increase was primarily related to the resolution of project uncertainties on projects nearing completion as well as improved project productivity. Gross profits in 2009 and 2008 were favorably affected by negotiated claims settlements with contract owners for $18.3 million and $32.2 million, respectively. The positive effect of significant project forecast changes was $59.5 million for the year ended December 31, 2009 compared to $50.5 million for the year ended December 31, 2008. These positive forecast changes were due to the resolution of project uncertainties, the settlement of outstanding issues with various contract owners and improved productivity on certain projects (see Note 2 of “Notes to the Consolidated Financial Statements”).

GLC Gross Loss: GLC recorded gross losses of $1.3 million and $1.5 million for the years ended December 31, 2009 and 2008, respectively. These gross losses included amounts attributable to noncontrolling interests of $2.5 million in 2009 and $0.6 million in 2008.

During 2009 and 2008, we recorded impairment charges related to our real estate held for development and sale of $1.7 million and $4.5 million, respectively. A continued decline in the residential and/or commercial real estate markets may decrease the expected profitability of certain development activities to the point that we would be required to recognize additional valuation impairments in the future.

General and Administrative Expenses

The following table presents the components of general and administrative expenses for the respective periods:

Years ended December 31,	2009	2008	2007
(in thousands)
Salaries and related expenses	$125,381	$131,811	$124,804
Incentive compensation, discretionary profit sharing and other variable compensation	34,602	37,707	37,745
(Recovery of) provision for doubtful accounts, net	(4,404)	10,958	3,894
Other general and administrative expenses	69,331	77,056	79,759
Total	$224,910	$257,532	$246,202
Percent of revenue	11.5%	9.6%	9.0%

General and administrative expenses for 2009 decreased $32.6 million, or 12.7%, compared to 2008 as we continue to reduce our overall cost structure. Salaries and incentive compensation declined by $9.5 million, or 5.6%, compared to 2008 as a result of reduced headcount and lower incentive compensation associated with lower profits in 2009. For 2009, our provision for doubtful accounts was offset by the recovery of $4.6 million related to one account with a real estate developer that had been reserved for in 2008.

Other general and administrative expenses include information technology, occupancy, office supplies, depreciation, travel and entertainment, outside services, marketing, training and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses. Approximately $5.3 million of the decrease in other general and administrative expenses in 2009 was due to lower travel expenses, and a reduction in relocation and occupancy costs.

Restructuring Charges

Years Ended December 31,	2009	2008	2007
(in thousands)
Restructuring charges	$9,453	$-	$-

During 2009, we recorded restructuring charges of approximately $9.5 million as part of our reorganization. Included in this amount was $7.0 million associated with a reduction in force announced on October 1, 2009 and an impairment of $2.5 million related to selected plant facilities in the Pacific Northwest. Of the total charges, $3.0 million remains outstanding as of December 31, 2009. We estimate annualized pre-tax savings associated with the personnel reduction to be approximately $11.0 million.

Other Income (Expense)

The following table presents the components of other income (expense) for the respective periods:

Years Ended December 31,	2009	2008	2007
(in thousands)
Interest income	$5,049	$18,445	$26,925
Interest expense	(15,756)	(16,001)	(6,367)
Acquisition expense	-	-	(7,752)
Equity in income (loss) of affiliates	7,696	(1,058)	5,205
Other income, net	12,683	15,353	5,498
Total	$9,672	$16,739	$23,509

Interest income decreased $13.4 million, or 72.6%, in 2009 compared to 2008 as investment interest yields on marketable securities were lower in 2009. The change in equity in income (loss) of affiliates during 2009 was primarily due to an increase in income earned on our investment in an entity that owns and operates an asphalt terminal in Nevada, which is accounted for under the equity method. In 2009, other income, net included a gain on the sale of gold, a by-product of our aggregate mining operations, of $10.2 million and a gain on assets held in the Rabbi Trust related to our Non-Qualified Deferred Compensation Plan of $2.2 million. Other income, net, in 2008 included a $10.9 million loss on the sale of available-for-sale securities, a $9.3 million gain on the sale of gold and a $14.4 million gain on the sale of an investment in an affiliate.

Provision for Income Taxes

The following table presents the provision for income taxes for the respective periods:

Years Ended December 31,	2009	2008	2007
(in thousands)
Provision for income taxes	$38,650	$67,692	$65,470
Effective tax rate	27.8%	29.0%	33.0%

Our effective tax rate decreased to 27.8% in 2009 from 29.0% in 2008. The decrease was primarily due to lower estimated state taxes in 2009, an increased benefit of percentage depletion in 2009, and higher nontaxable gains from investments in our company owned life insurance compared to the prior year.  The tax benefit related to company owned life insurance is included in “Other” in the reconciliation of the statutory-to-effective tax rate (See Note 17 of “Notes to the Consolidated Financial Statements”). Our tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year.  Noncontrolling interests are generally not subject to income taxes on a stand-alone basis and are deducted from income before provision for income taxes in arriving at our effective tax rate for the year.

Amount Attributable to Noncontrolling Interests

The following table presents the amount attributable to noncontrolling interests in consolidated subsidiaries for the respective periods:

Years Ended December 31,	2009	2008	2007
(in thousands)
Amount attributable to noncontrolling interests	$(26,701)	$(43,334)	$(20,859)

The amount attributable to the noncontrolling interests in consolidated subsidiaries represents the noncontrolling owners’ share of the income or loss of our consolidated construction joint ventures and real estate development entities. Included in amounts attributable to noncontrolling interests for the years ended 2009 and 2008 are noncontrolling owners’ share of settlements of claims with two contract owners in the amounts of $1.0 million and $17.7 million, respectively.

Prior Years

Revenue: Revenue from Granite West for the year ended December 31, 2008 increased by $41.4 million, or 2.1%, compared with the year ended December 31, 2007. This increase was due to an increase in public sector revenue of $260.3 million, or 22.5%, offset by a decrease of $218.9 million, or 28.4%, in private sector and materials revenues. The increase in public sector revenue was primarily attributable to profitable progress toward completion of federally funded security projects and the positive effect of the resolution of significant uncertainties on certain projects. The decreases in private sector and materials revenue were driven by the ongoing contraction of credit markets and residential construction in all geographic areas in which Granite West operates.

Revenue from Granite East for the year ended December 31, 2008 decreased by $73.4 million, or 9.6%, compared with the year ended December 31, 2007. This decrease was reflective, in part, of our plan to slow revenue growth in the division over the last several years to focus on execution and improved profitability. Geographically, the largest decreases were experienced in the Southeast and Northeast due primarily to certain large projects nearing completion. Increases in the Midwest and South resulted from revenue contributions from progress on a large design/build project in St. Louis, Missouri and project productivity on a bridge project in Mississippi, respectively.

Revenue from GLC for the year ended December 31, 2008 decreased by $31.7 million, or 77.9%, compared to the year ended December 31, 2007. GLC’s revenue is dependent on the timing of real estate sales transactions, which are relatively few in number and can cause variability in the timing of revenue and profit recognition. The current real estate downturn and associated tightening of credit markets had a direct affect on the anticipated timing of several GLC development projects.

Contract Backlog: Granite West contract backlog of $788.9 million at December 31, 2008 was $65.3 million, or 7.6%, lower than at December 31, 2007. The reduction in contract backlog was primarily a result of the ongoing contraction of residential construction and credit markets. The reduced residential demand increased competition on public sector work, as competitors migrated from the increasingly scarce private sector work. Granite West project awards in the fourth quarter 2008 included a $44.0 million highway rehabilitation project in California and a $42.7 million highway reconstruction project near the California-Nevada border.

Granite East contract backlog of $910.5 million at December 31, 2008 was $319.9 million, or 26.0%, lower than at December 31, 2007. The decrease reflected progress on construction projects. Project awards during the year ended December 31, 2008 included a $33.8 million freeway project in Texas and a $161.4 million transit project in New York. We received $37.9 million in awards from Houston Metro for preliminary work and received $67.8 million in additional awards related to our 20% share of a joint venture project to construct a transportation hub at the World Trade Center in New York.

Gross Profit (Loss): Granite West gross profit as a percent of revenue for 2008 decreased to 17.7% from 19.1% for 2007. The decrease was primarily due to significantly lower gross profit margins on the sale of construction materials. Construction materials gross profit as a percent of materials sales for 2008 decreased to 11.9% from 20.1% for 2007. Construction materials margins were negatively affected by lower demand from the private sector for our higher margin products, higher costs of certain raw materials such as diesel fuel and liquid asphalt, and a write-down of inventory due to production in excess of estimated foreseeable use. Additionally, margins were negatively affected by the fixed costs of our plants running at less than normal capacity. These decreases were partially offset by the positive effect of significant project forecast changes of $44.5 million for 2008 compared with $7.8 million for 2007 (see Note 2 of “Notes to the Consolidated Financial Statements”).

Granite East gross profit as a percent of revenue for 2008 increased to 17.5% from 3.4% for 2007. The improved gross profit margin in 2008 was driven by favorable project forecast changes, projects reaching the state of completion allowing profit recognition, and the settlement of a significant claim associated with a large design/build project nearing completion in southern California. The positive effect of significant project forecast changes was $50.5 million for the year ended December 31, 2008 compared with $0.4 million for the year ended December 31, 2007 (see Note 2 of “Notes to the Consolidated Financial Statements”).

Included in GLC’s cost of revenue for 2008 and 2007 were impairment charges of $4.5 million and $3.0 million, respectively, on residential development projects in California. GLC’s gross loss in 2008 of $1.5 million and gross profit in 2007 of $15.8 million included approximately $0.6 million and $8.8 million, respectively, of amounts attributable to noncontrolling partners.

General and Administrative Expenses: General and administrative expenses increased by $11.3 million, or 4.6%, to $257.5 million in 2008 from $246.2 million in 2007. The change was due to an increased allowance for doubtful accounts for Granite West, approximately $3.0 million in severance costs associated with our voluntary opt-out program and other reductions in force, as well as the full year effect of, and integration costs associated with, businesses acquired in 2007. Other general and administrative expenses include information technology, occupancy, office supplies, depreciation, travel and entertainment, outside services, marketing, training and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses.

Gain on Sales of Property and Equipment: Gain on sales of property and equipment decreased by $4.8 million, or 46.8%, for the year ended December 31, 2008 compared with 2007.

Other Income (Expense): Interest income decreased $8.5 million, or 31.5%, in 2008 compared with 2007 due to the decline in short term interest rates on our invested balances. Interest expense increased in 2008 compared to 2007 due primarily to an increase in the average debt outstanding during the period. Acquisition expense in 2007 was associated with the purchase of all remaining shares of Wilder Construction Company (“Wilder”). We recorded equity in the loss of affiliates of $1.1 million during 2008 due primarily to losses associated with our investment in an asphalt terminal in Nevada. In 2007, we recorded a gain of approximately $3.9 million on the sale of a building by a partnership in which we had an equity method investment. The increase in other income, net during 2008 was primarily related to a gain of $14.4 million on the sale of an investment in an affiliate, gains on the sale of gold of $9.3 million, and a gain of $1.2 million related to a GLC extinguishment of debt. This increase was partially offset by a $10.9 million loss on the sale of available-for-sale securities. We sold these securities as a result of changes in our investment policy and to maximize the associated tax benefit.

Provision for Income Taxes: Our effective tax rate decreased to 29.0% in 2008 from 33.0% in 2007. The decrease was primarily due to increases in the estimated income attributable to noncontrolling interests in our consolidated construction joint ventures and other entities which are not subject to income taxes on a stand alone basis.

Amount Attributable to Noncontrolling Interests: The increase in noncontrolling interests in our consolidated subsidiaries for the year ended December 31, 2008 compared to the prior year was largely attributable to the continued progression and the effect of changes in estimates related to certain consolidated joint venture projects for Granite East, including $17.7 million for settlement of revenue issues on a large project in southern California. In addition, the increase reflects the increased profitability of joint venture work, an increase in the volume of joint venture contracts and the size of our joint venture projects.

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

December 31,	2009	2008
(in thousands)
Cash and cash equivalents excluding consolidated joint ventures	$216,518	$339,842
Consolidated joint venture cash and cash equivalents	122,438	121,001
Total consolidated cash and cash equivalents	338,956	460,843
Short-term and long-term marketable securities1	119,385	59,559
Total cash, cash equivalents and marketable securities	$458,341	$520,402
Working capital	$500,605	$475,942

1See Note 3 of “Notes to the Consolidated Financial Statements” for the composition of our marketable securities.

Our primary sources of liquidity are cash and cash equivalents and short-term marketable securities. Our cash and cash equivalents are comprised of deposits held with established national financial institutions and money market funds. Short-term marketable securities consist of municipal bonds, commercial paper, and U.S. government and agency obligations. We also hold long-term marketable securities consisting of municipal bonds and U.S. government and agency obligations. Cash and cash equivalents held by our consolidated joint ventures represents the working capital needs of each joint venture’s project. The decision to distribute cash must generally be made jointly by all of the partners and therefore these funds are not available for the working capital needs of Granite.

Cash Flows

Years Ended December 31,	2009	2008	2007
(in thousands)
Net cash provided by (used in):
Operating activities	$64,301	$257,336	$234,788
Investing activities	(129,879)	(18,257)	(166,744)
Financing activities	(56,309)	(130,670)	79,497
Capital expenditures	87,645	94,135	118,612

Cash provided by operating activities decreased $193.0 million in 2009 compared to 2008. The decrease was primarily due to reduced revenues and the associated negative effect on net income of $65.5 million. Receivables were $64.8 million lower consistent with the decline in revenues. Cash used for equity in construction joint ventures increased $12.7 million due to contributions to newly formed joint ventures associated with 2009 project awards. The $24.8 million increase in the use of cash for billings in excess of cost was due to project progression.

Cash used in investing activities was $111.6 million higher in 2009 than in 2008. This change was primarily due to reduced proceeds and increased purchases of marketable securities as we moved from cash and cash equivalents to longer term investments in 2009.

Cash used in financing activities was $74.4 million lower than in 2008. The primary driver of this change was a reduction in the purchase of our common stock of $42.1 million. Additionally, distributions to noncontrolling partners were $19.9 million lower.

Capital Expenditures

During 2009, we had capital expenditures of $87.6 million compared to $94.1 million during 2008. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements, and upgrades to our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate investing approximately $50.0 million in 2010.

Debt and Contractual Obligations

The following table summarizes our significant obligations outstanding as of December 31, 2009:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt - principal	$303,666	$58,978	$27,394	$8,778	$208,516
Long-term debt - interest1	108,978	16,721	28,204	25,832	38,221
Operating leases2	43,776	9,225	11,005	6,189	17,357
Other purchase obligations3	22,113	11,340	7,593	3,180	-
Deferred compensation obligations4	28,532	3,938	4,362	3,026	17,206
Total	$507,065	$100,202	$78,558	$47,005	$281,300

1 Included in the total is $6.4 million related to mortgages, the terms of which include variable interest rates that range from 3.75% to 9.5%. The future payments were calculated using rates in effect as of December 31, 2009 and may differ from actual results.
2 These obligations represent the minimum rental commitments and minimum royalty requirements under all noncancellable operating leases. See Note 18 of “Notes to the Consolidated Financial Statements”.
3 These obligations represent firm purchase commitments for equipment and other goods and services not connected with our construction contract backlog which are individually greater than $10,000.
4 The timing of expected payment of deferred compensation is based on estimated dates of retirement. Actual dates of retirement could be different and would cause the timing of payments to change.

In addition to the above, as of December 31, 2009, the following obligations were excluded from the foregoing table:

•	approximately $5.9 million associated with uncertain tax positions filed on our tax returns were excluded because we cannot estimate the timing of potential payments relative to such reserves;
•
asset retirement obligations of $19.7 million associated with our owned and leased quarry properties were excluded because they are performance obligations (see Note 8 of “Notes to the Consolidated Financial Statements”); and

•
purchase commitments for purchases of materials and subcontract services in the ordinary course of business related to our current contract backlog were excluded as they are generally settled in less than one year.

Bank and Surety Credit Facilities

We have a $150.0 million bank revolving line of credit, which allows for unsecured borrowings through June 24, 2011. Borrowings under the line of credit bear interest at LIBOR plus an applicable margin based upon certain financial ratios calculated quarterly. The margin was 0.80% at December 31, 2009. The unused and available portion of this line of credit was $145.8 million at December 31, 2009. We had standby letters of credit (“Letters”) totaling approximately $4.2 million outstanding at December 31, 2009, all of which will expire between March 2010 and October 2010. These Letters will be replaced upon expiration.

Additionally, we are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At December 31, 2009, approximately $1.4 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds when the owner accepts the contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

A significant portion of our real estate held for development and sale is secured by mortgages. These mortgages are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement and development. Modification of mortgage terms may include changes in loan-to-value ratios requiring GLC’s real estate entities to repay portions of the debt. During 2009, we provided additional funding of $4.6 million to our real estate investments to facilitate mortgage refinancing. As of December 31, 2009, GLC mortgages were $63.5 million of which $44.0 million is included in current maturities of long-term debt and $19.5 million is included in long-term debt on our consolidated balance sheet.

Covenants contained in our debt agreements require the maintenance of certain financial ratios and the maintenance of tangible net worth (as defined by the debt agreements). Our debt agreements define certain events of default such as the failure to observe certain covenants or the failure by us or one of our consolidated subsidiaries, which may include a real estate affiliate of GLC over which we exercise control, to pay its debts as they become due. As of December 31, 2009, we were in compliance with our debt covenants and our affiliates and consolidated subsidiaries were current with their debt agreements. We are not aware of any debt agreement non-compliance by our unconsolidated entities as of December 31, 2009. Should we, our affiliates, consolidated subsidiaries, or unconsolidated entities fail to comply with these covenants, or should any other event of default occur, the lenders could cause the amounts due under the debt agreements to become immediately payable and terminate their obligation to make further credit available.

Share Purchase Program

In 2007, our Board of Directors authorized us to purchase, at management’s discretion, up to $200.0 million of our common stock. During the year ended December 31, 2009, we did not purchase shares under the share purchase program. From the inception of this program in 2007 through December 31, 2009, we have purchased a total of 3.8 million shares of our common stock for an aggregate price of $135.9 million. All shares were retired upon acquisition. At December 31, 2009, $64.1 million of the $200.0 million authorization was available for additional share purchases.

Joint Ventures; Off-Balance-Sheet Arrangements

We participate in various construction joint venture partnerships in order to share expertise, risk and resources for certain highly complex projects. Generally, each construction joint venture is formed to accomplish a specific project and is jointly controlled by the joint venture partners. We select our joint venture partners based on our analysis of their construction and financial capabilities, expertise in the type of work to be performed and past working relationships, among other criteria. The joint venture agreements typically provide that our interests in any profits and assets, and our respective share in any losses and liabilities that may result from the performance of the contract are limited to our stated percentage interest in the project.

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

The venture’s contract with the project owner typically requires joint and several liability among the joint venture partners. Although our agreements with our joint venture partners for both construction joint ventures and line item joint ventures provide that each party will assume and fund its share of any losses resulting from a project, if one of our partners was unable to pay its share we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement.

At December 31, 2009, we had approximately $1.5 billion of construction work to be completed on unconsolidated construction joint venture contracts of which $562.2 million represented our portion and the remaining $915.4 million represented our partners’ proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our many joint venture partners fails to perform, we and the remaining joint venture partners, would be responsible for completion of the outstanding work. As of December 31, 2009, we are not aware of situations that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.

Recently Issued Accounting Pronouncements

Consolidation of Variable Interest Entities
In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new standard requiring ongoing analysis to determine whether a company holds a controlling financial interest in a variable interest entity (“VIE”). The standard includes a new approach for determining who should consolidate a VIE, requiring a qualitative rather than a quantitative analysis. This standard also changes when it is necessary to reassess who should consolidate a VIE. Previously an enterprise was required to reconsider whether it was the primary beneficiary of a VIE only when specific events had occurred. The new standard requires continuous reassessment of an enterprise’s interest in the VIE to determine who is the primary beneficiary. This statement will be effective for us in 2010. We do not expect the adoption of this accounting standard to have a material effect on our consolidated financial statements.

Disclosures about Fair Value Measurements
In January 2010, the FASB issued a new accounting standard update (“ASU”) which clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). This ASU is effective for us in 2010, except for the requirements to provide Level 3 activity which will become effective us in 2011. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain an investment portfolio of various holdings, types and maturities. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy. This policy prohibits investments in auction rate and asset-backed securities. It also limits the amount of credit exposure to any one issue, issuer or type of instrument. The portfolio is limited to an average maturity of no more than one year from date of purchase. On an ongoing basis we monitor credit ratings, financial condition and other factors that could affect the carrying amount of our investment portfolio.

Marketable securities, consisting of U.S. government obligations, agencies and municipal bonds, are generally classified as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity.

We are exposed to financial market risks due largely to changes in interest rates, which we have managed primarily by managing the maturities in our investment portfolio. We do not have any business transactions in foreign currencies.

We are exposed to various commodity price risks, including, but not limited to, diesel fuel, natural gas, propane, steel, cement and liquid asphalt arising from transactions that are entered into in the normal course of business. In order to manage or reduce commodity price risk, we monitor the costs of these commodities at the time of bid and price them into our contracts accordingly. Additionally, some of our contracts include commodity price escalation clauses which partially protect us from increasing prices. At times we enter into supply agreements or pre-purchase commodities to secure pricing and are reviewing the use of financial contracts to further manage price risk. At this time, we have no such financial contracts in place.

The fair value of our short-term held-to-maturity investment portfolio and related income would not be significantly affected by changes in interest rates since the investment maturities are short and the interest rates are primarily fixed. The fair value of our long-term held-to-maturity investment portfolio may be affected by changes in interest rates.

Given the short-term nature of certain investments, our investment income is subject to the general level of interest rates in the United States at the time of maturity and reinvestment.

We had outstanding senior notes payable, which carry a fixed interest rate per annum, as follows (in millions):

December 31,	2009
Principal payments due in nine equal installments that began in 2002, 6.54%	$6.7
Principal payments due in nine equal installments that began in 2005, 6.96%	33.3
Principal payments due in five equal installments beginning in 2015, 6.11%	200.0
Total	$240.0

The table below presents principal amounts due by year and related weighted average interest rates for our cash and cash equivalents, held-to-maturity investments and significant debt obligations as of December 31, 2009 (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Assets
Cash, cash equivalents, held-to-maturity and trading investments	$381,404	$40,872	$36,065	$-	$-	$-	$458,341
Weighted average interest rate	0.65%	1.47%	1.27%	-%	-%	-%	0.77%
Liabilities
Fixed rate debt
Senior notes payable	$15,000	$8,333	$8,333	$8,334	$-	$200,000	$240,000
Weighted average interest rate	6.77%	6.96%	6.96%	6.96%	-%	6.11%	6.24%

The estimated fair value of our cash, cash equivalents and short-term held-to-maturity investments approximates the principal amounts reflected above based on the generally short maturities of these financial instruments. The estimated fair value of our long-term held-to-maturity investments approximates the principal amounts above due to the relatively minor difference between the effective yields of these investments and rates currently available on similar instruments. Rates currently available to us for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. Based on the fixed borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of the senior notes payable was approximately $249.2 million as of December 31, 2009 and $200.9 million as of December 31, 2008.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Granite and the independent registered public accounting firm’s report are incorporated by reference from Part IV, Item 15(1) and (2):

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - At December 31, 2009 and 2008

Consolidated Statements of Income - Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Shareholders’ Equity and Comprehensive Income - Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows - Years Ended December 31, 2009, 2008 and 2007

Notes to the Consolidated Financial Statements

Quarterly Financial Data (unaudited)

Schedule II - Schedule of Valuation and Qualifying Accounts

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: We carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting: During the fourth quarter of 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Independent Registered Public Accounting Firm Attestation Report: PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2009. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, is included in Item 15 under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B. OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is omitted from this report. We will file our definitive proxy statement for our Annual Meeting of Shareholders to be held on May 7, 2010 (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information regarding our Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, we direct you to the subsections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Proxy Statement. For information regarding our Audit and Compliance Committee’s financial expert and our Committees of the Board, we direct you to the subsection captioned “Committees of the Board” in the Proxy Statement. For information regarding our Nomination Policy, we direct you to the subsection captioned “Board of Directors’ Nomination Policy” in the Proxy Statement. For information regarding our Code of Conduct, we direct you to the subsection captioned “Code of Conduct” in the Proxy Statement. This information is incorporated herein by reference. Information regarding our executive officers is contained in the section entitled “Executive Officers of the Registrant,” in Part I of this report.

Item 11. EXECUTIVE COMPENSATION

For information regarding our Executive Compensation, we direct you to the section captioned “Executive and Director Compensation and Other Matters” in the Proxy Statement. This information is incorporated herein by reference.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

You will find this information in the sections captioned “Transactions with Related Persons” in the Proxy Statement. This information is incorporated herein by reference.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1. Financial Statements. The following consolidated financial statements and related documents are filed as part of this report:

2. Financial Statement Schedule. The following financial statement schedule of Granite for the years ended December 31, 2009, 2008 and 2007 is filed as part of this report and should be read in conjunction with the consolidated financial statements of Granite.

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

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Granite Construction Incorporated and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 of “Notes to the Consolidated Financial Statements”, the Company changed the manner in which it accounts for noncontrolling interests in 2009.

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

/s/PricewaterhouseCoopers LLP
San Francisco, California
February 25, 2010

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
December 31,	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$338,956	$460,843
Short-term marketable securities	42,448	38,320
Receivables, net	280,252	314,733
Costs and estimated earnings in excess of billings	10,619	13,295
Inventories	45,800	55,223
Real estate held for development and sale	139,449	75,089
Deferred income taxes	31,034	43,637
Equity in construction joint ventures	67,693	44,681
Other current assets	50,467	56,742
Total current assets	1,006,718	1,102,563
Property and equipment, net	520,778	517,678
Long-term marketable securities	76,937	21,239
Investments in affiliates	24,644	19,996
Other noncurrent assets	80,498	81,979
Total assets	$1,709,575	$1,743,455
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$58,978	$39,692
Accounts payable	131,251	174,626
Billings in excess of costs and estimated earnings	156,041	227,364
Accrued expenses and other current liabilities	159,843	184,939
Total current liabilities	506,113	626,621
Long-term debt	244,688	250,687
Other long-term liabilities	48,998	43,604
Deferred income taxes	27,220	18,261
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	-	-
Common stock, $0.01 par value, authorized 150,000,000 shares in 2009 and 2008; issued and outstanding 38,635,021 shares as of December 31, 2009 and 38,266,791 shares as of December 31, 2008	386	383
Additional paid-in capital	94,633	85,035
Retained earnings	735,632	682,237
Accumulated other comprehensive loss	-	(146)
Total Granite Construction Inc. shareholders’ equity	830,651	767,509
Noncontrolling interests	51,905	36,773
Total equity	882,556	804,282
Total liabilities and equity	$1,709,575	$1,743,455

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
Years Ended December 31,	2009	2008	2007
Revenue
Construction	$1,755,260	$2,312,116	$2,321,502
Construction materials	205,945	353,115	375,700
Real estate	2,274	9,013	40,712
Total revenue	1,963,479	2,674,244	2,737,914
Cost of revenue
Construction	1,421,969	1,883,742	2,002,064
Construction materials	191,545	311,246	300,234
Real estate	3,592	10,536	24,872
Total cost of revenue	1,617,106	2,205,524	2,327,170
Gross profit	346,373	468,720	410,744
General and administrative expenses	224,910	257,532	246,202
Restructuring charges	9,453	-	-
Gain on sales of property and equipment	17,169	5,503	10,343
Operating income	129,179	216,691	174,885
Other income (expense)
Interest income	5,049	18,445	26,925
Interest expense	(15,756)	(16,001)	(6,367)
Acquisition expense	-	-	(7,752)
Equity in income (loss) of affiliates	7,696	(1,058)	5,205
Other income, net	12,683	15,353	5,498
Total other income	9,672	16,739	23,509
Income before provision for income taxes	138,851	233,430	198,394
Provision for income taxes	38,650	67,692	65,470
Net income	100,201	165,738	132,924
Amount attributable to noncontrolling interests	(26,701)	(43,334)	(20,859)
Net income attributable to Granite Construction Inc.	$73,500	$122,404	$112,065

Net income per share attributable to common shareholders (see Note 15)
Basic	$1.91	$3.19	$2.69
Diluted	$1.90	$3.18	$2.68

Weighted average shares of common stock
Basic	37,566	37,606	40,866
Diluted	37,683	37,709	40,909

Dividends per common share	$0.52	$0.52	$0.43

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except share data)
	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Granite Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2006	41,833,559	$418	$78,620	$612,875	$2,631	$694,544	$15,532	$710,076
Comprehensive income (see Note 16):
Net income	-	-	-	112,065	-	112,065	20,859
Changes in net unrealized gains (losses) on investments	-	-	-	-	(1,533)	(1,533)	-
Total comprehensive income								131,391
Restricted stock issued	149,409	2	(2)	-	-	-	-	-
Stock issued for services	19,712	-	1,134	-	-	1,134	-	1,134
Amortized restricted stock	-	-	6,208	-	-	6,208	-	6,208
Repurchase of common stock	(2,558,726)	(25)	(11,092)	(86,897)	-	(98,014)	-	(98,014)
Cash dividends on common stock	-	-	-	(17,710)	-	(17,710)	-	(17,710)
Net tax benefit on stock-based compensation	-	-	3,659	-	-	3,659	-	3,659
Cumulative effect of adopting accounting standard for uncertain tax provisions	-	-	-	(634)	-	(634)	-	(634)
Transactions with noncontrolling interests, net	-	-	-	-	-	-	(12,920)	(12,920)
Stock options exercised and other	6,969	-	480	-	-	480	-	480
Balances at December 31, 2007	39,450,923	395	79,007	619,699	1,098	700,199	23,471	723,670
Comprehensive income:
Net income	-	-	-	122,404	-	122,404	43,334
Changes in net unrealized gains (losses) on investments	-	-	-	-	(1,244)	(1,244)	-
Total comprehensive income								164,494
Restricted stock issued	232,096	2	(2)	-	-	-	-	-
Stock issued for services	14,998	-	461	-	-	461	-	461
Amortized restricted stock	-	-	7,002	-	-	7,002	-	7,002
Repurchase of common stock	(1,440,869)	(14)	(5,561)	(39,965)	-	(45,540)	-	(45,540)
Cash dividends on common stock	-	-	-	(19,901)	-	(19,901)	-	(19,901)
Net tax benefit on stock-based compensation	-	-	851	-	-	851	-	851
Non-qualified deferred compensation plan stock units	-	-	3,237	-	-	3,237	-	3,237
Transactions with noncontrolling interests, net	-	-	-	-	-	-	(30,032)	(30,032)
Stock options exercised and other	9,643	-	40	-	-	40	-	40
Balances at December 31, 2008	38,266,791	383	85,035	682,237	(146)	767,509	36,773	804,282
Comprehensive income:
Net income	-	-	-	73,500	-	73,500	26,701
Changes in net unrealized gains on investments	-	-	-	-	146	146	-
Total comprehensive income								100,347
Restricted stock issued	390,468	4	(4)	-	-	-	-	-
Stock issued for services	47,126	-	1,904	-	-	1,904	-	1,904
Amortized restricted stock	-	-	10,765	-	-	10,765	-	10,765
Repurchase of common stock	(93,763)	(1)	(3,430)	-	-	(3,431)	-	(3,431)
Cash dividends on common stock	-	-	-	(20,105)	-	(20,105)	-	(20,105)
Net tax benefit on stock-based compensation	-	-	632	-	-	632	-	632
Transactions with noncontrolling interests, net	-	-	-	-	-	-	(11,569)	(11,569)
Stock options exercised and other	24,399	-	(269)	-	-	(269)	-	(269)
Balances at December 31, 2009	38,635,021	$386	$94,633	$735,632	$-	$830,651	$51,905	$882,556

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Years Ended December 31,	2009	2008	2007
Operating activities
Net income	$100,201	$165,738	$132,924
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of real estate held for development and sale	1,686	4,500	3,000
Intangible impairment charge	3,873	-	-
Inventory written down	3,097	12,848	478
Depreciation, depletion and amortization	80,195	87,311	82,157
(Recovery of ) provision for doubtful accounts	(4,404)	10,958	3,894
Gain on sales of property and equipment	(17,169)	(5,503)	(10,343)
Change in deferred income taxes	21,107	1,190	(7,822)
Stock-based compensation	10,765	7,463	7,342
Excess tax benefit on stock-based compensation	(828)	(851)	(3,659)
Acquisition expense	-	-	7,752
(Gain) loss from marketable securities	(485)	10,939	-
Equity in (income) loss of affiliates	(7,696)	1,058	(5,205)
Acquisition of noncontrolling interest	-	(16,617)	-
Gain on sale of investment in affiliate	-	(14,416)	-
Gain on early extinguishment of debt	-	(1,150)	-
Changes in assets and liabilities, net of the effects of acquisition and consolidations:
Receivables	35,706	100,533	102,992
Inventories	6,326	(10,812)	(10,391)
Real estate held for development and sale	(17,263)	(15,225)	2,179
Equity in construction joint ventures	(23,012)	(10,341)	(2,428)
Other assets, net	2,590	40,870	(12,624)
Accounts payable	(43,480)	(38,956)	(44,502)
Accrued expenses and other liabilities, net	(18,261)	(28,378)	3,198
Billings in excess of costs and estimated earnings, net	(68,647)	(43,823)	(14,154)
Net cash provided by operating activities	64,301	257,336	234,788
Investing activities
Purchases of marketable securities	(99,011)	(71,630)	(152,954)
Maturities of marketable securities	36,970	108,090	195,313
Proceeds from sale of marketable securities	7,966	22,499	-
Purchase of company owned life insurance	(8,000)	(8,000)	-
Release of funds for acquisition of noncontrolling interest	-	28,332	-
Additions to property and equipment	(87,645)	(94,135)	(118,612)
Proceeds from sales of property and equipment	23,020	14,539	17,777
Acquisition of businesses	-	(14,022)	(76,427)
Contributions to affiliates	(4,969)	(8,053)	(6,805)
Distributions from affiliates	-	3,895	-
Acquisition of noncontrolling interest	-	-	(28,495)
Issuance of notes receivable	(11,314)	-	-
Collection of notes receivable	13,104	728	3,683
Other investing activities, net	-	(500)	(224)
Net cash used in investing activities	(129,879)	(18,257)	(166,744)
Financing activities
Proceeds from long-term debt	10,750	3,725	330,260
Long-term debt principal payments	(18,856)	(17,092)	(139,598)
Purchase of common stock	(3,431)	(45,540)	(98,014)
Cash dividends paid	(20,057)	(20,055)	(16,764)
Contributions from noncontrolling partners	420	5,026	33,287
Distributions to noncontrolling partners	(26,019)	(45,909)	(33,813)
Acquisition of noncontrolling interest	-	(11,716)	-
Excess tax benefit on stock-based compensation	828	851	3,659
Other financing activities	56	40	480
Net cash (used in) provided by financing activities	(56,309)	(130,670)	79,497
(Decrease) increase in cash and cash equivalents	$(121,887)	$108,409	$147,541
Cash and cash equivalents at beginning of year	460,843	352,434	204,893
Cash and cash equivalents at end of year	$338,956	$460,843	$352,434

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(in thousands)

Years Ended December 31,	2009	2008	2007
Supplementary Information
Cash paid during the period for:
Interest	$22,783	$12,700	$6,508
Income taxes	54,082	68,492	66,503
Non-cash investing and financing activities:
Restricted stock issued for services, net	$18,405	$6,961	$11,190
Restricted stock units issued	52	3,237	-
Accrued cash dividends	5,023	4,975	5,129
Assets acquired through issuances of debt	-	-	3,202
Debt payments from sale of assets	-	2,652	9,237
Settlement of debt from release of assets	-	5,250	-

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business: Granite Construction Incorporated is a heavy civil contractor and a construction materials producer. We are engaged in the construction of roads, highways, mass transit facilities, airport infrastructure, bridges, dams and canals. We are also diversified into real estate investment and development. We have offices in Alaska, Arizona, California, Florida, Nevada, New York, Oregon, Texas, Utah and Washington. Unless otherwise indicated, the terms “we”, “us”, “our”, “Company” and “Granite” refer to Granite Construction Incorporated and its consolidated subsidiaries.

Principles of Consolidation: The consolidated financial statements include the accounts of Granite Construction Incorporated and its wholly owned and majority owned subsidiaries. All material inter-company transactions and accounts have been eliminated. We use the equity method of accounting for affiliated companies where we have the ability to exercise significant influence, but not control. Additionally, we participate in joint ventures with other construction companies and various real estate ventures. We have consolidated these ventures where we have determined that through our participation we have a variable interest and are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, and related standards. We account for our share of the operations of jointly controlled construction joint ventures on a pro rata basis in the consolidated statements of income and as a single line item in the consolidated balance sheets. Real estate entities are accounted for under the equity method of accounting, as a single line item in both the consolidated statements of income and in the consolidated balance sheets where we have determined we are not the primary beneficiary but do exercise significant influence. Effective January 1, 2009, we adopted a new accounting standard that required noncontrolling interests, formerly known as minority interest, to be separately presented in both the consolidated balance sheets and consolidated statements of income. Prior years have been adjusted to conform to this new standard.

Subsequent Events: In preparing these financial statements, we have evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Use of Estimates in the Preparation of Financial Statements: The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our estimates, judgments and assumptions are continually evaluated based on available information and experiences; however, actual amounts could differ from those estimates.

Revenue Recognition - Construction: Revenue and earnings on construction contracts, including construction joint ventures, are recognized under the percentage of completion method using the ratio of costs incurred to estimated total costs. Revenue in an amount equal to cost incurred is recognized prior to contracts reaching 25% completion, thus deferring the related profit. It is our judgment that until a project reaches 25% completion, there is insufficient information to determine the estimated profit on the project with a reasonable level of certainty. In the case of large, complex design/build projects we may defer profit recognition beyond the point of 25% completion based on an evaluation of specific project risks. The factors considered in this evaluation include the stage of design completion, the stage of construction completion, status of outstanding purchase orders and subcontracts, certainty of quantities of labor and materials, certainty of schedule and the relationship with the owner.

Revenue from contract claims is recognized when we have a signed agreement and payment is assured. Revenue from contract change orders, which occur in most large projects, is recognized when the owner has agreed to the change order in writing. Provisions are recognized in the consolidated statements of income for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. All contract costs, including those associated with claims and change orders, are recorded as incurred and revisions to estimated total costs are reflected as soon as the obligation to perform is determined. Contract cost consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs).

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The accuracy of our revenue and profit recognition in a given period is dependent on the accuracy of our estimates of the cost to complete each project. Cost estimates for all of our significant projects use a highly detailed “bottom up” approach and we believe our experience allows us to provide materially reliable estimates. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include:

•	the completeness and accuracy of the original bid;
•	costs associated with added scope changes;
•	extended overhead due to owner, weather and other delays;
•	subcontractor performance issues;
•	changes in productivity expectations;
•	site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable);
•	the availability and skill level of workers in the geographic location of the project; and
•	a change in the availability and proximity of equipment and materials.

The foregoing factors as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit between periods. Substantial changes in cost estimates, particularly in our larger, more complex projects have had, and can in future periods have, a significant effect on our profitability.

Revenue Recognition - Materials: Revenue from the sale of materials is recognized when delivery occurs and risk of ownership passes to the customer.

Revenue Recognition - Real Estate: Revenue from the sale of real estate is recognized when title passes to the new owner, receipt of funds is reasonably assured and we do not have substantial continuing obligations on the property. If the criteria for recognition of a sale are not met, we account for the continuing operations of the property by applying the deposit, finance, installment or cost recovery methods, as appropriate. We use estimates and forecasts to determine total costs at completion of the development project to calculate cost of revenue related to sales transactions.

Balance Sheet Classifications: Amounts receivable and payable under construction contracts (principally retentions) that may extend beyond one year are included in current assets and liabilities. Additionally, the cost of property purchased for development and sale is included in current assets. A one-year time period is used as the basis for classifying all other current assets and liabilities.

Cash and Cash Equivalents: Cash equivalents are securities having remaining maturities of three months or less from the date of purchase.

Marketable Securities: We determine the classification of our marketable securities at the time of purchase and re-evaluate these determinations at each balance sheet date. Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. Held-to-maturity investments are stated at amortized cost. Amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, and is included in interest income. Realized gains and losses are included in other income, net. The cost of securities sold is based on the specific identification method.

Debt securities which we do not have the positive intent or ability to hold to maturity are classified as available-for-sale, along with any investments in equity securities. Securities available-for-sale are carried at fair value with the unrealized gains and losses, net of income taxes, reported as a separate component of other comprehensive income/loss until realized. Short-term marketable securities include trading securities and are carried at fair value with realized gains and losses reported in other income, net.

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair Value of Financial Assets and Liabilities: We measure and disclose certain financial assets and liabilities at fair value. ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Concentrations of Credit Risk and Other Risks: Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term and long-term marketable securities, and accounts receivable. We maintain our cash and cash equivalents and our marketable securities with several financial institutions. We invest with high credit quality financial institutions and, by policy, limit the amount of credit exposure to any one financial institution.

Our receivables are from customers concentrated in the United States and we have no foreign operations. We perform ongoing credit evaluations of our customers and generally do not require collateral, although the law provides us the ability to file mechanics’ liens on real property improved for private customers in the event of non-payment by such customers. We maintain an allowance for doubtful accounts which has been within management’s expectations.

A significant portion of our labor force is subject to collective bargaining agreements.

Inventories: Inventories consist primarily of quarry products valued at the lower of average cost or market. We write down the inventories based on estimated quantities of materials on hand in excess of estimated foreseeable use.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property and Equipment: Property and equipment are stated at cost. Depreciation for construction and other equipment is primarily provided using accelerated methods over lives ranging from three to seven years, and the straight-line method over lives from three to twenty years for the remaining depreciable assets. We believe that accelerated methods best approximate the service provided by the construction and other equipment. Depletion of quarry property is based on the usage of depletable reserves. We frequently sell property and equipment that has reached the end of its useful life or no longer meets our needs, including depleted quarry property. Such property is held in property and equipment until sold. The cost and accumulated depreciation or depletion of property sold or retired is removed from the accounts and gains or losses, if any, are reflected in earnings for the period. Maintenance and repairs are charged to operations as incurred.

Long-lived assets: We review property and equipment, and amortizable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If the assets are considered to be impaired, an impairment charge will be recognized equal to the amount by which the carrying value of the asset exceeds its fair value.

Amortizable intangible assets include covenants not to compete, permits, trade names and customer lists which are being amortized on a straight-line basis over terms from three to thirty years.

Real Estate Held for Development and Sale: We assess impairment of our real estate held for development and sale at least annually or whenever events or changes in circumstances indicate that carrying values of these assets may not be recoverable. Events or changes in circumstances, which could trigger an impairment review include, but are not limited to:

•	significant decreases in the market price of the asset;
•	significant adverse changes in legal factors or the business climate;
•	accumulation of costs significantly in excess of the amount originally expected for the acquisition, development or construction of the asset; and
•	current period cash flow or operating losses combined with a history of losses, or a forecast of continuing losses associated with the use of the asset.

If events and changes in circumstances indicate that the carrying amounts of the real estate held for development and sale might not be fully recoverable, we compare projected undiscounted net cash flows associated with the related asset or group of assets against their respective carrying amounts. Future undiscounted cash flows are estimated based on entitlement status, market conditions, cost of construction, debt load, development schedules, status of joint venture partners and other factors applicable to the specific project. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values. Fair value is estimated based on the expected future cash flows attributable to the asset or group of assets and on other assumptions that market participants would use in determining fair value, such as market discount rates, transaction prices for other comparable assets, and other market driven data. Our estimates of cash flows may differ from actual cash flows due to, among other things, fluctuations in interest rates, decisions made by jurisdictional agencies, economic conditions, or changes to our business operations.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill and Indefinite-Lived Intangible Assets: We perform impairment tests annually during the fourth quarter and more frequently when events and circumstances occur that indicate a possible impairment of goodwill and indefinite-lived intangible assets.

In determining whether there is an impairment of goodwill, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using a discounted future cash flow method.  We then compare the resulting fair value to the net book value of the reporting unit, including goodwill. If the net book value of a reporting unit exceeds its fair value, we measure and record the amount of the impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. Our assessment of goodwill impairment during the fourth quarter of 2009 indicated that the fair value of the reporting unit substantially exceeded its net book value and therefore goodwill was not impaired.

In determining whether there is an impairment of indefinite-lived intangible assets, we compare the fair value of the asset to the carrying value. We use internal discounted cash flow estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. If the carrying value exceeds the fair value, an impairment charge is recognized equal to the amount by which the carrying value of the asset exceeds its fair value. During 2009, we recognized an impairment charge of $1.7 million related to water use rights in Nevada.

Reclamation Costs: We account for the costs related to legal obligations to reclaim aggregate mining sites and other facilities by recording our estimated reclamation liability when incurred, capitalizing the estimated liability as part of the related asset’s carrying amount and allocating it to expense over the asset’s useful life.

Warranties: Many of our construction contracts contain warranty provisions covering defects in equipment, materials, design or workmanship that generally run from six months to one year after our customer accepts the contract. Because of the nature of our projects, including contract owner inspections of the work both during construction and prior to acceptance, we have not experienced material warranty costs for these short-term warranties and therefore, do not believe an accrual for these costs is necessary. Certain construction contracts carry longer warranty periods, ranging from two to ten years for which we have accrued an estimate of warranty cost. The warranty cost is estimated based on our experience with the type of work and any known risks relative to the project and was not material at December 31, 2009, 2008 or 2007.

Accrued Insurance Costs: We carry insurance policies to cover various risks, primarily general liability and workers compensation, under which we are liable to reimburse the insurance company for a portion of each claim paid. The amounts for which we are liable generally range from the first $0.5 million to $1.0 million per occurrence. We accrue for the estimated ultimate liability for incurred losses, both reported and unreported, using actuarial methods based on historic trends modified, if necessary, by recent events.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock-Based Compensation: We measure and recognize compensation expense for all share-based payment awards made. Share-based compensation is included in general and administrative expenses on our consolidated statements of income.

Restructuring Charges: Pursuant to an approved plan, we record severance cost when an employee has been notified, unless the employee provides future service, in which case severance costs are expensed ratably over the future service period. Other restructuring costs are recognized when the liability is incurred. In 2009, as part of our reorganization, we implemented a restructuring plan and recorded charges of $7.0 million in severance costs and an impairment of $2.5 million related to selected plant facilities in the Pacific Northwest. Of the total restructuring charges incurred, $3.0 million remained outstanding and was included in our consolidated balance sheets as of December 31, 2009.

Income Taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities on the consolidated financial statements and their respective tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in other income (expense) in the consolidated statements of income.

Computation of Earnings Per Share: Basic and diluted earnings per share are computed using the two-class method. Under the two-class method, awards that accrue cash dividends (whether paid or unpaid) and those dividends do not need to be returned to the entity if the employee forfeits the award are considered participating securities. Our unvested restricted stock issued under the Amended and Restated 1999 Equity Incentive Plan carries nonforfeitable dividend rights and are considered participating securities.

In applying the two-class method, earnings are allocated to both common shares and the participating securities, except when in a net loss position.  Diluted earnings per share is computed by giving effect to all potential dilutive shares that were outstanding during the period.

Reclassifications: Certain reclassifications have been made to prior years consolidated financial statements and footnote disclosures to conform to current year presentation. These reclassifications had no impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements:

Consolidation of Variable Interest Entities
In June 2009, the FASB issued a new standard requiring ongoing analysis to determine whether a company holds a controlling financial interest in a variable interest entity (“VIE”). The standard includes a new approach for determining who should consolidate a VIE, requiring a qualitative rather than a quantitative analysis. This standard also changes when it is necessary to reassess who should consolidate a VIE. Previously an enterprise was required to reconsider whether it was the primary beneficiary of a VIE only when specific events had occurred. The new standard requires continuous reassessment of an enterprise’s interest in the VIE to determine who is the primary beneficiary. This statement will be effective for us in 2010. We do not expect the adoption of this accounting standard to have a material effect on our consolidated financial statements.

Disclosures about Fair Value Measurements
In January 2010, the FASB issued a new accounting standard update (“ASU”) which clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). This ASU is effective for us in 2010, except for the requirements to provide Level 3 activity which will become effective us in 2011. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Revisions in Estimates

Our profit recognition related to construction contracts is based on estimates of costs to complete each project. These estimates can vary in the normal course of business as projects progress and uncertainties are resolved. As explained in Note 1, we do not recognize revenue on contract change orders or claims until we have a signed agreement; however, we do recognize costs as incurred and revisions to estimated total costs are reflected as soon as the obligation to perform is determined. Approved change orders and claims, as well as changes in related estimates of costs to complete, are considered revisions in estimates. We use the cumulative catch-up option applicable to construction contract accounting to account for revisions in estimates. Under this option, revisions in estimates are accounted for in their entirety in the period of change. At December 31, 2009, we had no changes in estimates that are reasonably certain to affect future periods.

Granite West

The net effect on Granite West project profitability from revisions in estimates, both increases and decreases, that individually affected gross profit by $1.0 million or more was $44.6 million, $44.5 million and $7.8 million, including amounts attributable to noncontrolling interests of $0.8 million, $5.0 million and $1.0 million, for the years ended December 31, 2009, 2008 and 2007, respectively. These projects are summarized as follows (dollars in millions):

Increases
Years Ended December 31,	2009	2008	2007
Number of projects with upward estimate changes	25	16	7
Range of increase in gross profit from each project, net	$1.0 - 3.8	$1.0 - 20.1	$1.0 - 2.8
Effect on Granite West project profitability	$52.0	$50.5	$15.4

The increases in project profitability from revisions in estimates during the years ended December 31, 2009 and 2008 were due to the resolution of certain project uncertainties, higher productivity than originally estimated and settlement of outstanding issues with contract owners.

Decreases
Years Ended December 31,	2009	2008	2007
Number of projects with downward estimate changes	1	3	4
Range of reduction in gross profit from each project, net	$7.4	$1.7 - 2.2	$1.4 - 2.3
Effect on Granite West project profitability	$(7.4)	$(6.0)	$(7.6)

The reduction in project profitability from revisions in estimates during the year ended December 31, 2009 was due to unanticipated costs, disputed materials performance issues and owner directed design and scope changes. The 2009 project was 88.9% complete and constituted 0.2% of Granite West contract backlog as of December 31, 2009. The reductions in project profitability from revisions in estimates during the year ended December 31, 2008 were due to changes in productivity and quantity estimates, site conditions that differed from expectations, design issues and changes in cost expectations.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Granite East

The net effect on Granite East project profitability from revisions in estimates, both increases and decreases, that individually affected gross profit by $1.0 million or more was $59.5 million, $50.5 million and $0.4 million, including amounts attributable to noncontrolling interests of $11.5 million, $11.0 million and $2.0 million, for the years ended December 31, 2009, 2008 and 2007, respectively. These projects are summarized as follows (dollars in millions):

Increases
Years Ended December 31,	2009	2008	2007
Number of projects with upward estimate changes	11	8	12
Range of increase in gross profit from each project, net	$1.0 - 19.8	$1.3 - 32.2	$1.0 - 26.0
Effect on Granite East project profitability	$65.3	$66.2	$54.4

The increases in project profitability due to revisions in estimates during the years ended December 31, 2009, 2008 and 2007 the settlement of outstanding issues with various contract owners, included resolution of project uncertainties and improved productivity on certain projects. These projects were complete or substantially complete at December 31, 2009, with the exception of two projects that were 52.8% and 85.9% complete. The 2009 increase included a negotiated settlement of claims with the owner on a project in Pennsylvania for approximately $18.3 million. The 2008 increases included a $32.2 million increase related to a significant claim associated with a large design/build project in southern California.

Decreases
Years Ended December 31,	2009	2008	2007
Number of projects with downward estimate changes	3	5	6
Range of reduction in gross profit from each project, net	$1.3 - 2.4	$1.8 - 4.9	$1.6 - 31.5
Effect on Granite East project profitability	$(5.8)	$(15.7)	$(54.0)

The decreased project profitability from revisions in estimates during the years ended December 31, 2009, 2008 and 2007 were due to issues with contract owners as well as job level productivity. The three projects that had downward estimate changes ranged from 73.6% to 98.8% complete and when aggregated constituted 2.8% of Granite East contract backlog as of December 31, 2009.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Marketable Securities

The carrying amounts of marketable securities were as follows (in thousands):

December 31, 2009	Held-to-Maturity	Trading	Available-for-Sale	Total
U.S. Government and agency obligations	$14,508	$-	$-	$14,508
Commercial paper	4,993	-	-	4,993
Municipal bonds	21,019	-	-	21,019
Mutual funds	-	1,928	-	1,928
Total short-term marketable securities	40,520	1,928	-	42,448
U.S. Government and agency obligations	71,254	-	-	71,254
Municipal bonds	5,683	-	-	5,683
Total long-term marketable securities	76,937	-	-	76,937
Total marketable securities	$117,457	$1,928	$-	$119,385

December 31, 2008
U.S. Government and agency obligations	$20,194	$-	$-	$20,194
Municipal bonds	17,090	-	-	17,090
Mutual funds	-	-	1,036	1,036
Total short-term marketable securities	37,284	-	1,036	38,320
U.S. Government and agency obligations	43	-	-	43
Municipal bonds	21,196	-	-	21,196
Total long-term marketable securities	21,239	-	-	21,239
Total marketable securities	$58,523	$-	$1,036	$59,559

Scheduled maturities of held-to-maturity investments were as follows (in thousands):

December 31, 2009
Due within one year	$40,520
Due in one to five years	76,937
Total	$117,457

As of December 31, 2009, we had no available-for-sale securities, but we did during 2009. We realized $0.2 million and $10.9 million in losses during 2009 and 2008, respectively, associated with the divestiture of our available-for-sale securities and included these amounts in other income, net on our consolidated statements of income. The cost of our available-for-sale securities as of December 31, 2008 was $1.3 million and during 2008, we recognized an unrealized holding loss of $2.0 million ($1.2 million after tax) related to such securities as a component of other comprehensive income.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Fair Value Measurement

The following tables summarize financial assets we measure at fair value on a recurring basis (in thousands).

	Fair Value Measurement at Reporting Date Using
December 31, 2009	Level 11	Level 22	Level 33	Total
Money market funds	337,817	-	-	337,817
Trading securities	1,928	-	-	1,928
Total	$339,745	$-	$-	$339,745

December 31, 2008
Money market funds	433,121	-	-	433,121
Available-for-sale securities	1,036	-	-	1,036
Total	$434,157	$-	$-	$434,157

1 Quoted prices in active markets for identical assets or liabilities.
2 Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
3 Unobservable inputs supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Money market funds are included in cash and cash equivalents on our consolidated balance sheets.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Receivables (in thousands)

December 31,	2009	2008
Construction contracts:
Completed and in progress	$121,083	$164,104
Retentions	96,887	112,971
Total construction contracts	217,970	277,075
Construction material sales	22,817	25,874
Other	43,382	22,589
Total gross receivables	284,169	325,538
Less: allowance for doubtful accounts	(3,917)	(10,805)
Total net receivables	$280,252	$314,733

Receivables include amounts billed and billable for public and private contracts and do not bear interest. The balances billed but not paid by customers pursuant to retainage provisions in construction contracts generally become due upon completion and acceptance of the contract by the owners. Retainage amounts of $96.9 million at December 31, 2009 are expected to be collected as follows: $83.5 million in 2010 and $13.4 million in 2011. The decrease of $6.9 million in the allowance for doubtful accounts at December 31, 2009 compared to December 31, 2008 was primarily due to the collection of $4.6 million on one account with a real estate developer that had been reserved for in 2008. Included in other receivables at December 31, 2009 was $22.9 million for income tax receivables, $7.4 million for notes receivable and $4.0 million for fuel tax refunds. At December 31, 2008 other receivables included $18.6 million related to the sale of an investment in an affiliate.

Revenue earned by Granite West and Granite East from federal, state and local government agencies was approximately $1.7 billion (85.6% of our total revenue) in 2009 and $2.1 billion (78.3% of our total revenue) in 2008. Revenue from the California Department of Transportation represented $234.0 million (11.9% of our total revenue) in 2009 and $257.9 million (9.6% of our total revenue) in 2008. At December 31, 2009 and 2008, no customer had a receivable balance in excess of 10% of our total net receivables.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. Construction and Line Item Joint Ventures

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

At December 31, 2009, we had approximately $1.5 billion of construction work to be completed on unconsolidated construction joint venture contracts of which $562.2 million is our portion and the remaining $915.4 million represents our partners’ proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for the outstanding work. We are not able to estimate other amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or performance bonds.

Construction Joint Ventures

Generally, each construction joint venture is formed to accomplish a specific project and is jointly controlled by the joint venture partners. The joint venture agreements typically provide that our interests in any profits and assets, and our respective share in any losses and liabilities that may result from the performance of the contract is limited to our stated percentage interest in the project. We have no significant commitments beyond completion of the contracts.

We have determined that certain of these joint ventures are variable interest entities as defined by ASC Topic 810 and related standards. Under our contractual arrangements, we provide capital to these joint ventures and in return we receive an ownership interest in these entities. Under the “by design model,” as specified in ASC Topic 810, these entities’ risks are designed to be passed along to the holders of variable interests. As we absorb these risks, our investments in these entities are exposed to potential losses. Typically the determining factor in whether we are the primary beneficiary is the extent of our exposure to variability in the expected cash flows of the entity. Other important criteria that affect the outcome of the analysis are the relationship of activities of the variable interest entity (“VIE”) with each party; the significance of the VIE’s activity to each of the parties; and the amount of equity investment as a percentage of total capitalization.

If we have determined that we are the primary beneficiary, we have consolidated these joint ventures in our consolidated financial statements. The construction joint ventures we have consolidated are engaged in two active projects with total contract values ranging from $438.0 million to $466.5 million. Our proportionate share of these consolidated joint ventures ranges from 52.5% to 57.3%.

We account for our share of the operations of construction joint ventures in which we have determined we are not the primary beneficiary on a pro rata basis in the consolidated statements of income and as a single line item in the consolidated balance sheets. The joint ventures in which we hold a significant interest but are not the primary beneficiary are engaged in seven active construction projects with total contract values ranging from $0.3 million to $962.3 million.  Our proportionate share of equity in these joint ventures ranges from 20.0% to 42.5%.

Each quarter, we evaluate whether certain “reconsideration events” have occurred which cause us to reevaluate our conclusions as to whether an entity is a VIE and whether we are the primary beneficiary. During the year ended December 31, 2009, there were no entities for which we became the primary beneficiary, and accordingly, there were no new entities consolidated in our consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The combined assets, liabilities and net assets of unconsolidated joint ventures in which we have determined we are not the primary beneficiary are as follows (in thousands):

December 31,	2009	2008
Assets:
Total	$337,959	$272,954
Less other partners’ interest	219,777	193,153
Company’s interest	118,182	79,801
Liabilities:
Total	168,114	151,656
Less other partners’ interest	117,625	116,536
Company’s interest	50,489	35,120
Company’s interest in net assets	$67,693	$44,681

The revenue and costs of revenue of unconsolidated joint ventures in which we have determined we are not the primary beneficiary are as follows (in thousands):

December 31,	2009	2008	2007
Revenue:
Total	$420,190	$539,898	$479,901
Less other partners’ interest	316,984	420,473	364,663
Company’s interest	103,206	119,425	115,238
Cost of revenue:
Total	382,665	505,733	446,000
Less other partners’ interest	287,244	393,150	337,785
Company’s interest	95,421	112,583	108,215
Company’s interest in gross profit	$7,785	$6,842	$7,023

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Real Estate Entities and Investments in Affiliates

We are participants in real estate entities through our Granite Land Company (“GLC”) subsidiary. Generally, each entity is formed to accomplish a specific real estate development project. We have determined that substantially all of these entities are variable interest entities as defined by ASC Topic 810 and related standards. When we have determined we are the primary beneficiary of a VIE, as described in Note 6, we consolidate that entity in our consolidated financial statements. We account for our share of the operating results of real estate entities in which we have determined we are not the primary beneficiary as investments in affiliates in our consolidated balance sheets and in other income (expense) in our consolidated statements of income.

As discussed in Note 6, each quarter, we evaluate whether certain “reconsideration events” have occurred which cause us to reevaluate our conclusions as to whether an entity is a VIE and whether we are the primary beneficiary. During the year ended December 31, 2009, we determined that an entity we had previously accounted for under the equity method required additional capital contributions beyond what had previously been forecasted, and that our partner in that entity was unable to contribute its proportionate share of the additional capital required to complete the project. Consequently, we contributed $0.6 million to the entity. The need to make this contribution constituted a reconsideration event that caused us to re-evaluate our financial interest in the entity. As a result of our reconsideration, we concluded that we had become the primary beneficiary of the entity. Accordingly, during the year ended December 31, 2009, we consolidated this entity in our financial statements. This consolidation resulted in an increase of $44.5 million in current assets, primarily real estate held for development and sale, a decrease in investments in affiliates of $7.9 million, an increase of $21.5 million in liabilities, primarily current maturities of long-term debt, and an increase of $15.1 million in noncontrolling interest at the time of consolidation.

GLC routinely assists its consolidated and equity-method real estate entities in securing debt financing from various sources. The amount of financial support to be provided by GLC to consolidated VIEs was increased by $8.8 million in 2009 and by $7.5 million in 2008 as a result of changes in the entities’ business plans. These amounts represent additional financial support in the form of current or future cash contributions to the consolidated entities, beyond what GLC had previously committed to provide.  As of December 31, 2009, we contributed $10.4 million of the total increased commitment of $16.3 million to the consolidated entities.

The carrying amounts of all real estate development assets are evaluated for recoverability in accordance with ASC Topic 360 as discussed in Note 1. Based on our evaluations, we recognized a pre-tax, non-cash impairment charge on assets classified as real estate held for development and sale of $1.7 million and $4.5 million in 2009 and 2008, respectively. We recorded the charge in cost of revenue in our consolidated statements of income in our GLC segment. In 2008, we extinguished $5.3 million in debt in exchange for real property held as collateral. We recognized a gain of $1.2 million on this transaction as the face value of the debt exceeded the carrying amount of the real property. This gain is included in other income on our consolidated statements of income for the year ended December 31, 2008.

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Real Estate Entities

At December 31, 2009, the entities we have consolidated were engaged in residential and commercial development projects with total assets ranging from approximately $0.9 million to $46.2 million.

The breakdown by type and location of our real estate held for development and sale is summarized below (in thousands):

December 31,	2009	2008
Residential1	$121,101	$65,298
Commercial	18,348	9,791
Total	$139,449	$75,089

Washington	$80,703	$30,126
Oregon	29,280	25,804
California	20,848	11,155
Texas	8,618	8,004
Total	$139,449	$75,089

1The balances at December 31, 2009 and 2008 include $46.7 million and $25.8 million related to two entities that were consolidated during those respective periods.

Additionally, at December 31, 2009 we had $14.9 million in real estate held for use included in property and equipment on our consolidated balance sheet related to consolidated real estate entities. Of the combined total of real estate held for development, sale and use of $154.3 million, approximately $142.7 million was pledged as collateral for the obligations of the real estate entities. The related debt totaled $63.5 million of which $44.0 million is included in current maturities of long-term debt and $19.5 million is included in long-term debt on our consolidated balance sheet as of December 31, 2009. All outstanding debt of the real estate entities is recourse only to our real estate affiliates that incurred the debt, the limited partnership or limited liability company, of which we are a limited partner. Our proportionate share of the results of these entities varies depending on the ultimate profitability of the entities.

 GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investments in Affiliates

We account for entities where we have determined we are not the primary beneficiary as investments in affiliates. At December 31, 2009, these entities were engaged in real estate development projects with total assets ranging from approximately $6.5 million to $49.4 million. Our proportionate share of the operating results of these entities varies depending on the ultimate profitability of the entities. At December 31, 2009, we had approximately $13.3 million recorded on our consolidated balance sheet related to our investment in these real estate entities.

Additionally we have non-real estate investments in affiliates that are accounted for using the equity method. The most significant of these investments is a 50% interest in a limited liability company which owns and operates an asphalt terminal in Nevada. Committed and outstanding advances to the asphalt terminal limited liability company totaled $0.9 million at December 31, 2009.

Our investments in affiliates balance consists of the following (in thousands):

December 31,	2009	2008
Equity method investments in real estate affiliates	$13,325	$16,308
Equity method investments in other affiliates	11,319	3,688
Total investments in affiliates	$24,644	$19,996

The breakdown by type and location of our investments in real estate ventures is summarized below (in thousands):

December 31,	2009	2008
Residential	$8,759	$11,648
Commercial	4,566	4,660
Total	$13,325	$16,308

Texas	$13,325	$12,283
Washington	-	4,025
Total	$13,325	$16,308

 GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides summarized balance sheet information for our affiliates on a combined 100% basis, which primarily relates to our real estate affiliates accounted for under the equity method (in thousands):

December 31,	2009	2008
Balance sheet data:
Current assets	$34,108	$147,234
Long-term assets	135,217	49,468
Total assets	169,325	196,702
Current liabilities	4,671	8,138
Long-term liabilities	79,715	97,697
Total liabilities	84,386	105,835
Net assets	$84,939	$90,867

Our interest in affiliates’ net assets was $24.6 million and $20.0 million at December 31, 2009 and 2008, respectively.

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

The following table provides summarized statement of operations information for our affiliates on a combined 100% basis, which primarily relates to our real estate affiliates accounted for under the equity method (in thousands):

Years Ended December 31,	2009	2008	2007
Earnings data:
Revenue	$64,956	$57,225	$56,912
Gross profit	21,905	6,372	32,797
Income (loss) before taxes	13,508	(3,813)	20,502
Net income (loss)	13,508	(3,813)	20,502

Our interest in affiliates’ net income (loss) was $7.7 million, $(1.1) million and $5.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Property and Equipment, net (in thousands)

December 31,	2009	2008
Land and land improvements	$126,162	$119,576
Quarry property	160,618	141,638
Buildings and leasehold improvements	96,725	94,579
Equipment and vehicles	829,195	843,045
Office furniture and equipment	38,096	35,021
Property and equipment	1,250,796	1,233,859
Less: accumulated depreciation and depletion	730,018	716,181
Property and equipment, net	$520,778	$517,678

Depreciation and depletion expense for the years ended December 31, 2009, 2008 and 2007 was $74.7 million, $84.1 million and $81.3 million, respectively. We capitalized interest costs related to certain self-constructed assets of $10.1 million in 2009 and $4.7 million in 2008.

We have recorded liabilities associated with our legally required obligations to reclaim owned and leased quarry property and related facilities. As of December 31, 2009 and 2008, approximately $3.1 million and $7.0 million, respectively, of our asset retirement obligations are included in accrued expenses and other current liabilities and approximately $16.6 million and $14.6 million, respectively, are included in other long-term liabilities on our consolidated balance sheets.

The following is a reconciliation of these asset retirement obligations (in thousands):

December 31,	2009	2008
Beginning balance	$21,627	$19,529
Revisions to estimates	(1,210)	318
Liabilities incurred	777	783
Liabilities settled	(2,675)	(71)
Accretion	1,196	1,068
Ending balance	$19,715	$21,627

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Intangible Assets

The balances of the following intangible assets from our Granite West segment are included in other noncurrent assets on our consolidated balance sheets at carrying value (in thousands):

Indefinite-lived Intangible Assets:
December 31,	2009	2008
Goodwill	$9,900	$9,900
Use rights and other	1,319	2,954
Total unamortized intangible assets	$11,219	$12,854

Amortized Intangible Assets:
December 31, 2009	Gross Value	Accumulated Amortization	Net Value
Permits	$33,582	(5,151)	$28,431
Trade names	158	(59)	99
Covenants not to compete	1,588	(1,106)	482
Customer lists and other	3,122	(1,818)	1,304
Total amortized intangible assets	$38,450	$(8,134)	$30,316

December 31, 2008
Permits	$36,070	(3,698)	$32,372
Trade names	1,583	(1,352)	231
Covenants not to compete	1,588	(695)	893
Customer lists and other	3,725	(1,684)	2,041
Total amortized intangible assets	$42,966	$(7,429)	$35,537

Amortization expense related to these intangible assets for the years ended December 31, 2009, 2008 and 2007 was $3.0 million, $3.4 million and $2.2 million, respectively. Based on the amortized intangible assets balance at December 31, 2009, amortization expense expected to be recorded in the future is as follows: $2.4 million in 2010, $2.2 million in 2011, $2.1 million in 2012, $1.8 million in 2013, $1.7 million in 2014 and $20.1 million thereafter.

  GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Accrued Expenses and Other Current Liabilities (in thousands)

December 31,	2009	2008
Payroll and related employee benefits	$46,313	$55,088
Accrued insurance	31,876	36,000
Performance guarantees	26,261	18,899
Loss job reserves	11,693	22,798
Other	43,700	52,154
Total	$159,843	$184,939

Performance guarantees relate to our construction joint venture partnerships in which we have contract provisions for joint and several liability related to the performance of the joint ventures. Under these arrangements, we would be required to perform in the event our partners are not able to complete their portion of the construction contract.

11. Long-Term Debt and Credit Arrangements (in thousands)

December 31,	2009	2008
Senior notes payable	$240,000	$255,000
Mortgages payable	63,666	35,033
Other notes payable	-	346
Total debt	303,666	290,379
Less current maturities	58,978	39,692
Total long-term debt	$244,688	$250,687

The aggregate minimum principal maturities of long-term debt for each of the five years following December 31, 2009 are as follows (in thousands): 2010 - $58,978; 2011 - $18,858; 2012 - $8,536; 2013 - $8,549; 2014 - $229; and beyond 2015 - $208,516.

Senior notes payable in the amount of $6.7 million are due to a group of institutional holders in nine equal annual installments which began in 2002 and bear interest at 6.54% per annum. Additional senior notes payable in the amount of $33.3 million are due to a second group of institutional holders in nine equal annual installments which began in 2005 and bear interest at 6.96% per annum. A third set of senior notes payable in the amount of $200.0 million are due to a third group of institutional holders in five equal installments beginning in 2015 and bear interest at 6.11% per annum. Based on the borrowing rates currently available to us for bank loans with similar terms, average maturities and credit risk, the fair value of the senior notes payable was approximately $249.2 million as of December 31, 2009 and $200.9 million as of December 31, 2008.

We have a $150.0 million bank revolving line of credit (“LOC”), which allows for unsecured borrowings through June 24, 2011. Borrowings under the LOC bear interest at LIBOR plus an applicable margin based upon certain financial ratios calculated quarterly. The margin was 0.80% at December 31, 2009. The unused and available portion of the LOC was $145.8 million at December 31, 2009. We have standby letters of credit (“Letters”) totaling approximately $4.2 million outstanding at December 31, 2009, all of which will expire between March 2010 and October 2010. These Letters will be replaced upon expiration.

Mortgages payable consist primarily of notes incurred in connection with the purchase of properties connected with our GLC subsidiary. These notes are collateralized by the properties purchased and bear interest at 3.75% to 9.5% per annum with principal and interest payable in installments through 2010. The carrying amount of properties pledged as collateral was approximately $142.7 million at December 31, 2009.

Restrictive covenants under the terms of our senior notes and revolving line of credit require the maintenance of certain levels of working capital and cash flow, financial ratios, and the maintenance of tangible net worth (as defined by the debt agreements). We were in compliance with these covenants at December 31, 2009.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Employee Benefit Plans

Profit Sharing and 401(k) Plan: The plan is a defined contribution plan covering all employees except employees covered by collective bargaining agreements and employees of our consolidated construction joint ventures. Each employee can elect to have up to 50% of gross pay, not to exceed $16,500, contributed to the 401(k) plan on a before-tax basis. Matching contributions of up to 6% of an employee’s gross pay are available at the discretion of the Board of Directors. Our contributions to the 401(k) Plan for the years ended December 31, 2009, 2008 and 2007 were $9.9 million, $11.0 million and $10.1 million, respectively. We did not make contributions to the Profit Sharing Plan for the years ended December 31, 2009, 2008 or 2007.

Effective April 1, 2008, certain prior Wilder employees became eligible for the Profit Sharing and 401(k) Plan. Prior to April 1, 2008, Wilder provided a 401(k) plan covering all of its employees. Effective January 1, 2009, the Wilder 401(k) plan was merged into the Profit Sharing and 401(k) Plan and no contributions were made to the former Wilder 401(k) plan during 2009. Wilder’s contributions under these plans totaled approximately $1.7 million and $1.2 million in the years ended December 31, 2008 and 2007, respectively.

Non-Qualified Deferred Compensation Plan: We offer a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of our highly compensated employees. The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the Plan and provides for a company matching contribution. As of December 31, 2009, there were approximately 69 active participants in the NQDC Plan. NQDC Plan obligations were $28.5 million as of December 31, 2009 and $25.2 million as of December 31, 2008. In October 2008, a Rabbi Trust was established to fund our NQDC Plan obligation. The Rabbi Trust will be funded with historical deferrals over a four year period, beginning October 1, 2008. Effective October 2008, all new participant deferrals were transferred to the trust. The assets held by the Rabbi Trust at December 31, 2009 are substantially in the form of company owned life insurance.

Other: Two of our wholly owned subsidiaries, Granite Construction Company and Granite Construction Northeast, Inc. (formerly Granite Halmar Construction Company, Inc.) also contribute to various multi-employer pension plans on behalf of union employees. Under the Employee Retirement Income Security Act, a contributor to a multi-employer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. We currently have no intention of withdrawing from any of the multi-employer pension plans in which we participate. Contributions to these plans for the years ended December 31, 2009, 2008 and 2007 were $20.2 million, $21.4 million and $24.3 million, respectively.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Shareholders’ Equity

Stock-based Compensation: We maintain our Amended and Restated 1999 Equity Incentive Plan which provides for the issuance of restricted stock and stock units to eligible employees. This plan also provides for the issuance of restricted stock, restricted stock units, stock units and stock options to members of our Board of Directors. A total of 4,250,000 shares of our common stock have been reserved for issuance of which approximately 1,550,751 remained available as of December 31, 2009.

Restricted Stock: As noted above, restricted stock can be issued to eligible employees and members of our Board of Directors. Restricted stock is issued for services to be rendered and may not be sold, transferred or pledged for such a period as determined by our Compensation Committee. Restricted stock compensation cost is measured at our common stock’s fair value based on the market price at the date of grant. We recognize compensation cost only to restricted stock that will ultimately vest. We estimate the number of shares that will ultimately vest at each grant date based on our historical experience and adjust compensation cost and the carrying amount of unearned compensation based on changes in those estimates over time.

Restricted stock compensation cost is recognized ratably over the shorter of the vesting period (generally three to five years) or the period from grant date to the first maturity date after the holder reaches age 62 and has completed certain specified years of service, when all restricted stock becomes fully vested. Vesting of restricted stock is not subject to any market or performance conditions and vesting provisions are at the discretion of the Compensation Committee. An employee may not sell or otherwise transfer unvested stock and, in the event employment is terminated prior to the end of the vesting period, any unvested stock is surrendered to us. We have no obligation to purchase restricted stock.
A summary of the changes in our restricted stock during the years ended December 31, 2009, 2008 and 2007 are as follows (shares in thousands):

December 31,	2009		2008		2007
	Shares	Weighted-Average Grant-Date Fair Value per Share	Shares	Weighted-Average Grant-Date Fair Value per Share	Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted stock outstanding, beginning balance	830	$37.83	807	$35.62	877	$27.06
Restricted stock granted	504	40.42	284	30.73	227	57.47
Restricted stock vested	(277)	33.22	(224)	20.75	(239)	25.99
Restricted stock forfeited	(66)	41.29	(37)	38.37	(58)	31.31
Restricted stock outstanding, ending balance	991	$40.31	830	$37.83	807	$35.62

Compensation cost related to restricted stock was approximately $10.8 million ($7.8 million net of tax), $7.0 million ($5.0 million net of tax) and $6.2 million ($4.2 million net of tax) for the years ended December 31, 2009, 2008 and 2007, respectively. The grant date fair value of restricted stock vested during the years ended December 31, 2009, 2008 and 2007 was approximately $9.2 million, $4.6 million and $6.2 million, respectively. As of December 31, 2009 there was $21.5 million of unrecognized compensation cost related to restricted stock which will be recognized over a remaining weighted-average period of 1.4 years.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Options, Restricted Stock Units and Stock Units: In 2009, restricted stock units were granted to our Board of Directors and no stock units or stock options were granted. These grants did not have a material affect on our financial statements. As of December 31, 2009, there were 107,111 restricted stock units and stock units outstanding and 38,949 options outstanding.

Employee Stock Ownership Plan: Effective January 1, 2007, our Employee Stock Ownership Plan (“ESOP”) was amended to effectively freeze the plan. Under the amended plan, no new participants were added and no further contributions were made for the years ended December 2009, 2008 and 2007. As of December 31, 2009 the ESOP owned 3,927,495 shares of our common stock. Dividends on shares held by the ESOP are charged to retained earnings and all shares held by the ESOP are treated as outstanding in computing our earnings per share.

Share Repurchase Program: In 2007, our Board of Directors authorized us to purchase, at management’s discretion, up to $200.0 million of our common stock. Under this repurchase program, the Company may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations and other factors. The share repurchase program may be suspended or discontinued at any time without prior notice. During the year ended December 31, 2009, we did not purchase shares under the share purchase program. From the inception of this program in 2007 through December 31, 2009, we have purchased a total of 3.8 million shares of our common stock for an aggregate price of $135.9 million. The purchase price of our common stock repurchased and retired in excess of par value is allocated between additional paid-in capital and retained earnings. All shares were retired upon acquisition. At December 31, 2009, $64.1 million of the $200.0 million authorization was available for additional share purchases.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. Weighted Average Shares Outstanding

A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income per share in the accompanying consolidated statements of income is as follows (in thousands):

Years Ended December 31,	2009	2008	2007
Weighted average shares outstanding:
Weighted average common stock outstanding	38,584	38,430	41,699
Less: weighted average unvested restricted stock outstanding	1,018	824	833
Total basic weighted average shares outstanding	37,566	37,606	40,866
Diluted weighted average shares outstanding:
Weighted average common stock outstanding, basic	37,566	37,606	40,866
Effect of dilutive securities:
Common stock options and units	117	103	43
Total weighted average shares outstanding assuming dilution	37,683	37,709	40,909

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. Earnings Per Share

The following is a reconciliation of net income attributable to Granite and weighted average shares of common stock outstanding, for calculating basic and diluted net income per share using the two-class method (in thousands, except per share amounts):

Years Ended December 31,	2009	2008	2007
Basic
Numerator:
Net income attributable to Granite	$73,500	$122,404	$112,065
Less: net income allocated to participating securities	1,921	2,607	2,231
Net income allocated to common shareholders for basic calculation	$71,579	$119,797	$109,834
Denominator:
Weighted average common shares outstanding	37,566	37,606	40,866

Net income per share, basic	$1.91	$3.19	$2.69

Diluted
Numerator:
Net income attributable to Granite	$73,500	$122,404	$112,065
Less: net income allocated to participating securities	1,915	2,600	2,228
Net income allocated to common shareholders for diluted calculation	$71,585	$119,804	$109,837
Denominator:
Weighted average common shares outstanding	37,683	37,709	40,909

Net income per share, diluted	$1.90	$3.18	$2.68

16. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

Years Ended December 31,	2009	2008	2007
Net income	$100,201	$165,738	$132,924
Amount attributable to noncontrolling interests	(26,701)	(43,334)	(20,859)
Net income attributable to Granite	73,500	122,404	112,065
Other comprehensive income (loss):
Changes in unrealized gain (loss) on investments	238	(2,042)	(2,502)
Tax (provision) benefit on unrealized losses and gains	(92)	798	969
Total comprehensive income attributable to Granite	$73,646	$121,160	$110,532

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17. Income Taxes

Following is a summary of the provision for income taxes (in thousands):

Years Ended December 31,	2009	2008	2007
Federal:
Current	$10,288	$56,364	$61,189
Deferred	22,574	(838)	(7,313)
Total federal	32,862	55,526	53,876
State:
Current	5,381	12,326	12,417
Deferred	407	(160)	(823)
Total state	5,788	12,166	11,594
Total provision for income taxes	$38,650	$67,692	$65,470

Following is a reconciliation of the statutory to effective tax rate:

Years Ended December 31,	2009	2008	2007
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	2.7	3.4	3.7
Percentage depletion deduction	(1.2)	(0.9)	(1.7)
Domestic production deduction	(0.6)	(1.5)	(1.9)
Noncontrolling interests	(6.7)	(6.6)	(3.5)
Other	(1.4)	(0.4)	1.4
Effective tax rate	27.8%	29.0%	33.0%

Our effective tax rate decreased to 27.8% in 2009 from 29.0% in 2008. The decrease was primarily due to lower estimated state taxes in 2009, an increased benefit of percentage depletion in 2009, and higher nontaxable gains from investments in our company owned life insurance compared to the prior year. The tax benefit related to company owned life insurance is included in “Other” in the reconciliation of the statutory-to-effective tax rate. Our tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year.  Noncontrolling interests are generally not subject to income taxes on a stand-alone basis and are deducted from income before provision for income taxes in arriving at our effective tax rate for the year. The change from 2007 to 2008 in the effective tax rate related to noncontrolling interests reflects the increased profitability of joint venture work and an increase in the volume and size of our joint venture contracts.

  GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Following is a summary of the deferred tax assets and liabilities (in thousands):

December 31,	2009	2008
Deferred tax assets:
Receivables	$3,876	$6,393
Inventory	9,745	9,157
Insurance	2,574	2,914
Deferred compensation	17,966	15,488
Other accrued liabilities	12,698	11,514
Contract income recognition	9,743	16,101
Other	580	941
Net operating loss carryforward	11,714	10,307
Valuation allowance	(13,018)	(11,649)
Total deferred tax assets	$55,878	$61,166
Deferred tax liabilities:
Property and equipment	$52,064	$35,790
Total deferred tax liabilities	$52,064	$35,790

The deferred tax asset for other accrued liabilities relates to various items including accrued vacation and accrued reclamation costs which are deductible in future periods.

Our deferred tax asset for net operating loss carryforward relates to state and local net operating loss carryforwards which expire between 2021 and 2029. We have provided a valuation allowance on the net deferred tax assets for certain state and local jurisdictions because of uncertainty regarding their realizability due to recent losses.

The following is a summary of the change in valuation allowance (in thousands):

December 31,	2009	2008	2007
Beginning balance	$11,649	$10,591	$8,805
Additions	1,369	1,058	1,786
Ending balance	$13,018	$11,649	$10,591

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Uncertain tax positions: We file income tax returns in the U.S. and various state and local jurisdictions. We are currently under examination by the Internal Revenue Service for the years 2005 through 2007.  The federal statute of limitations for 2005 has been extended to August 15, 2010. We are also under examination by various state taxing authorities for the years 2006 and 2007.  We do not anticipate that any of these audits will result in a material change in our financial position or results of operations. With few exceptions, we are no longer subject to U.S. federal or state and local examinations by tax authorities for years before 2005.

We had approximately $7.0 million and $4.3 million of total gross unrecognized tax benefits as of December 31, 2009 and 2008, respectively. There were approximately $2.1 million of unrecognized tax benefits that would affect the effective tax rate in any future period at December 31, 2009, and none at December 31, 2008. We believe that it is reasonably possible that a decrease in unrecognized tax benefits may be necessary within the coming year due to the lapse of the statutes of limitation for 2005 and 2006.  However, since these years are under examination and the statutes of limitation may be extended further, and the outcomes are uncertain, we cannot estimate the amount of the decrease.

The following is a tabular reconciliation of unrecognized tax benefits (in thousands) the balance of which is included in other long-term liabilities on the consolidated balance sheets:

December 31,	2009	2008	2007
Beginning balance	$3,888	$4,378	$4,726
Gross increases – current period tax positions	1,107	1,556	859
Gross decreases – current period tax positions	(1,851)	(1,213)	-
Gross increases – prior period tax positions	3,537	321	338
Gross decreases – prior period tax positions	(677)	-	(118)
Lapse of statute of limitations	(122)	(1,154)	(1,427)
Ending balance	$5,882	$3,888	$4,378

We record interest related to uncertain tax positions as interest expense in our consolidated statement of income. During the years ended December 31, 2009, 2008 and 2007, we recognized approximately $0.7 million, $0.1 million, and $0.2 million of interest expense, respectively. Approximately $1.1 million and $0.4 million of accrued interest were included in our consolidated balance sheets at December 31, 2009 and 2008, respectively.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18. Commitments, Contingencies and Guarantees

Leases: Minimum rental commitments and minimum royalty requirements under all noncancellable operating leases, primarily quarry property, in effect at December 31, 2009 were (in thousands):

Years Ending December 31,
2010	$9,225
2011	6,505
2012	4,500
2013	3,204
2014	2,985
Later years (through 2053)	17,357
Total	$43,776

Operating lease rental expense was $13.6 million in 2009, $11.7 million in 2008 and $16.6 million in 2007.

Performance Guarantees

As discussed in Note 6, we participate in various construction joint venture partnerships. All partners in these joint ventures are jointly and severally liable for completion of the total project under the terms of the contract with the project owner. Although our agreements with our joint venture partners provide that each party will assume and pay its share of any losses resulting from a project, if one of our partners was unable to pay its share we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. At December 31, 2009, we had approximately $1.5 billion of construction work to be completed on unconsolidated construction joint venture contracts of which $562.2 million is our portion and the remaining $915.4 million represents our partners’ proportionate share. Due to the joint and several liabilities of joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for the outstanding work. We are not able to estimate other amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or performance bonds.

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

Hiawatha Project DBE Issues
The Hiawatha Light Rail Transit (“HLRT”) project was performed by Minnesota Transit Constructors (“MnTC”), a joint venture that consisted of GCCO and other unrelated companies. GCCO was the managing partner of the joint venture, with a 56.5% interest. The Minnesota Department of Transportation (“MnDOT”) is the contracting agency for this federally funded project. The Metropolitan Council is the local agency conduit for providing federal funds to MnDOT for the HLRT project. MnDOT and the U.S. Department of Transportation Office of Inspector General (“OIG”) each conducted a review of the Disadvantaged Business Enterprise (“DBE”) program maintained by MnTC for the HLRT project. In addition, the U.S. Department of Justice (“USDOJ”) is conducting an investigation into compliance issues with respect to MnTC’s DBE Program for the HLRT project. MnDOT and the OIG (collectively, the “Agencies”) have initially identified certain compliance issues in connection with MnTC’s DBE Program and, as a result, have determined that MnTC failed to meet the DBE utilization criteria as represented by MnTC. Although there has been no formal administrative subpoena issued, nor has a civil complaint been filed in connection with the administrative reviews or the investigation, MnDOT has proposed a monetary sanction of $4.3 million against MnTC and specified DBE training for personnel from the members of the MnTC joint venture as a condition of awarding future projects to joint venture members of MnTC on MnDOT and Metropolitan Council work. MnTC is fully cooperating with the Agencies and the USDOJ and has presented its detailed written responses to the initial determinations of the Agencies as well as the investigation by the USDOJ. On September 17, 2009, the USDOJ replied to MnTC’s responses. MnTC and the USDOJ are continuing to engage in informal discussions in an attempt to resolve this matter.  Such discussions, if successful, are expected to include resolution of issues with the USDOT and with the state agencies.  We cannot, however, rule out the possibility of civil or criminal actions being brought against MnTC or one or more of its members which could result in civil and criminal penalties.

US Highway 20 Project
GCCO and our wholly-owned subsidiary, Granite Northwest, Inc. are the members of a joint venture known as Yaquina River Constructors (“YRC”) which is currently constructing a new road alignment of US Highway 20 near Eddyville, Oregon under contract with the Oregon Department of Transportation (“ODOT”). The project involves constructing seven miles of new road through steep and forested terrain in the Coast Range Mountains. During the fall and winter of 2006, extraordinary rain events produced runoff that overwhelmed erosion control measures installed at the project and resulted in discharges to surface water in alleged violations of YRC’s stormwater permit. In June 2009, YRC was informed that the USDOJ had assumed the criminal investigation that the Oregon Department of Justice had previously been conducting in connection with stormwater runoff from the project. YRC and its members are fully cooperating in the investigation.  We do not know whether any criminal charges or civil lawsuits will be brought or against whom, as a result of the investigation. Therefore, we cannot estimate what, if any, criminal or civil penalty or conditional assessment may result from this investigation.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

City of San Diego Fire Debris Cleanup
In the aftermath of the 2007 San Diego County wildfires, GCCO bid for and was awarded a fixed unit price, variable quantity contract with the City of San Diego (the “City”) to perform specified debris cleanup work. GCCO began work in November 2007 and completed the work in April 2008. In August 2008, the City announced that it would conduct an independent audit of the project. In December 2008, the City’s audit report was released with findings that, while some GCCO billings contained mistakes, rates paid to GCCO appear to be generally reasonable. GCCO has reimbursed the City for the undisputed overbilled amount of less than $3,000. The former San Diego City Attorney, after conducting a separate investigation of GCCO’s work on the project, filed a civil lawsuit in California Superior Court, County of San Diego on October 17, 2008 against GCCO and another contractor that had been awarded a similar cleanup contract with the City. In the complaint, the City alleges that both contractors knowingly presented to the City false claims for payment in violation of the California False Claims Act. The City seeks trebled damages in an amount to be determined, and a civil penalty in the amount of $10,000 for each false claim made. After the November 2008 election in which a new City Attorney was elected, GCCO and the City Attorney agreed to stay the lawsuit in order to allow the City Attorney time to complete its investigation. The stay expired in January 2010, and the parties have agreed to jointly request a further stay. GCCO believes the allegations in the City’s complaint to be without factual or legal basis and, therefore, the City’s entitlement to relief sought under the California False Claims Act is remote.

Grand Avenue Project DBE Issues
On March 6, 2009, the U.S. Department of Transportation, Office of Inspector General (“OIG”) served upon our wholly-owned subsidiary, Granite Construction Northeast, Inc. (“Granite Northeast”), a United States District Court Eastern District of New York subpoena to testify before a grand jury by producing documents. The subpoena seeks all documents pertaining to a Granite Northeast Disadvantaged Business Enterprise (“DBE”) subcontractor (the “Subcontractor”), and the Subcontractor’s non-DBE lower tier subcontractor/consultant, relating to the Subcontractor’s work on the Grand Avenue Bus Depot and Central Maintenance Facility for the Borough of Queens Project (the “Grand Avenue Project”). The subpoena also seeks all documents regarding Granite Northeast’s use of the Subcontractor as a DBE on the Grand Avenue Project and all documents related to the Subcontractor as a DBE on any other contract including other public works construction projects. We have complied with the subpoena and are fully cooperating with the OIG’s investigation. To date, Granite Northeast has not been notified that it is either a subject or target of the OIG’s investigation. As a result, we do not know whether any criminal charges or civil lawsuits will be brought or against whom, as a result of the investigation. Therefore, we cannot estimate what, if any, criminal or civil penalty or conditional assessment may result from this investigation.

Other Legal Proceedings/Government Inquiries
We are a party to a number of other legal proceedings arising in the normal course of business. From time to time, we also receive inquiries from public agencies seeking information concerning our compliance with government construction contracting requirements and related laws and regulations. We believe that the nature and number of these proceedings and compliance inquiries are typical for a construction firm of our size and scope. Our litigation typically involves claims regarding public liability or contract related issues. While management currently believes, after consultation with counsel, that the ultimate outcome of pending proceedings and compliance inquiries, individually and in the aggregate, will not have a material adverse affect on our financial position or overall trends in results of operations or cash flows, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse affect on our results of operations, cash flows and/or financial position for the period in which the ruling occurs. While any one of our pending legal proceedings is subject to early resolution as a result of our ongoing efforts to settle, whether or when any legal proceeding will be resolved through settlement is neither predictable nor guaranteed.

    GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

20. Business Segment Information

Through December 31, 2009, our business was organized and operated under three reportable segments: Granite West, Granite East, and Granite Land Company.

Granite West has offices in the western United States that perform various heavy civil construction projects with a large portion of the work focused on new construction and improvement of streets, roads, highways, airport infrastructure and bridges as well as site preparation for housing and commercial development. Although most Granite West projects are started and completed within a year, the segment also has the capability of constructing larger projects and had four active projects at December 31, 2009, each with total contract revenue greater than $50.0 million. All of our revenue from the sale of construction materials is generated by Granite West, which mines aggregates and operates plants that process aggregates into construction materials for internal use and for sale to others. These activities are vertically integrated into the Granite West business, providing both a source of profits and a competitive advantage to our construction business.

Granite East operates out of three regional offices in the eastern portion of the United States. Its focus is on large, complex infrastructure projects, primarily east of the Rocky Mountains, and includes major highways, mass transit facilities, bridges, tunnels, waterway locks and dams, pipelines, canals and airport infrastructure. Granite East construction contracts are typically greater than two years in duration.

GLC purchases, develops, operates, sells and otherwise invests in real estate developments as well as provides real estate services for other Granite operations. GLC’s current portfolio consists of residential, retail and office site development projects for sale to home and commercial property developers or held for rental income in Washington, Oregon, California and Texas.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). We evaluate performance based on operating profit or loss (excluding gain on sales of property and equipment), and do not include income taxes, interest income, interest expense or other income (expense). Unallocated other corporate expenses are principally comprised of corporate general and administrative expenses. Segment assets include property and equipment, real estate held for development and sale and intangibles.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summarized segment information is as follows (in thousands):

Years Ended December 31,	Granite West	Granite East	GLC	Total
2009
Revenues from external customers	$1,410,964	$550,241	$2,274	$1,963,479
Intersegment revenue transfer	52	(52)	-	-
Net revenue	1,411,016	550,189	2,274	1,963,479
Depreciation, depletion and amortization	65,538	4,806	557	70,901
Gross profit (loss)	236,868	110,823	(1,318)	346,373
Operating income (loss)	126,509	85,657	(5,000)	207,166
Segment assets	516,656	12,260	154,415	683,331
2008
Revenues from external customers	$1,967,698	$697,533	$9,013	$2,674,244
Intersegment revenue transfer	2,498	(2,498)	-	-
Net revenue	1,970,196	695,035	9,013	2,674,244
Depreciation, depletion and amortization	74,584	7,922	385	82,891
Gross profit (loss)	348,818	121,425	(1,523)	468,720
Operating income (loss)	205,958	94,181	(4,143)	295,996
Segment assets	503,655	18,599	93,268	615,522
2007
Revenues from external customers	$1,923,686	$773,516	$40,712	$2,737,914
Intersegment revenue transfer	5,065	(5,065)	-	-
Net revenue	1,928,751	768,451	40,712	2,737,914
Depreciation, depletion and amortization	68,561	9,889	44	78,494
Gross profit	369,080	25,824	15,840	410,744
Operating income	228,842	766	12,031	241,639

A reconciliation of segment operating income to consolidated income before provision for income taxes is as follows (in thousands):

Years Ended December 31,	2009	2008	2007
Total operating income for reportable segments	$207,166	$295,996	$241,639
Other income	9,672	16,739	23,509
Gain on sales of property and equipment	17,169	5,503	10,343
Unallocated other corporate expenses	(95,156)	(84,808)	(77,097)
Income before provision for income taxes	$138,851	$233,430	$198,394

A reconciliation of segment assets to consolidated total assets is as follows (in thousands):

December 31,	2009	2008
Total assets for reportable segments	$683,331	$615,522
Assets not allocated to segments:
Cash and cash equivalents	338,956	460,843
Short-term and long-term marketable securities	119,385	59,559
Receivables, net	280,252	314,733
Deferred income taxes	31,034	43,637
Other current assets	174,579	169,941
Property and equipment	18,429	25,636
Other assets	63,609	53,584
Consolidated total assets	$1,709,575	$1,743,455

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

21. Acquisitions

Superior Group of Companies

On April 3, 2007, we acquired certain assets of the Superior Group of Companies, a Pacific Northwest-based construction materials producer and asphalt paving company, for approximately $58.6 million in cash. The acquisition agreement also provides for the payment of an additional $3.0 million for the assumption of a certain lease and related intangible assets which was completed during 2009. The acquired business operates under the name Granite Northwest, Inc. as a wholly owned subsidiary of Granite Construction Incorporated and operates as the Columbia River Branch in our Granite West segment. The purchased assets include 16 asphalt plants and related permits, more than 50 million tons of permitted aggregate reserves (owned and leased), construction equipment and rolling stock and all associated shops and buildings. The total purchase price was allocated to the net tangible and identifiable intangible assets based on their estimated fair values as of April 3, 2007. The results of the acquired business’ operations were included in our consolidated financial statements as of April 3, 2007.

Wilder

In November 2007, we received approval from the noncontrolling shareholders of Wilder to purchase the 25% of the outstanding Wilder shares not owned by us for approximately $28.0 million in cash, which was approximately $7.8 million higher than the then-current contractual redemption price. The purchase price was deposited with an exchange agent for the benefit of the noncontrolling shareholders in December 2007 and was paid to the noncontrolling shareholders in January 2008. The excess of the amount paid for these shares over the redemption liability was recorded in our consolidated statement of income for the year ended December 31, 2007, as a one-time charge of approximately $7.8 million, and the purchase liability was reclassified from long-term to current at December 31, 2007.

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

Quarterly Results

The following table sets forth selected unaudited financial information for the eight quarters in the two-year period ended December 31, 2009. This information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contains all adjustments necessary for a fair statement thereof.

QUARTERLY FINANCIAL DATA
(unaudited - in thousands, except per share data)
2009 Quarters Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$434,748	$720,284	$461,075	$347,372
Gross profit	89,943	105,172	83,245	68,013
As a percent of revenue	20.7%	14.6%	18.1%	19.6%
Net income	$27,009	$36,538	$22,667	$13,987
As a percent of revenue	6.2%	5.1%	4.9%	4.0%
Net income attributable to Granite	$16,033	$30,598	$17,949	$8,920
As a percent of revenue	3.7%	4.2%	3.9%	2.6%
Net income per share attributable to common shareholders:
Basic	$0.41	$0.79	$0.46	$0.23
Diluted	$0.41	$0.79	$0.46	$0.23

2008 Quarters Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$627,324	$897,788	$694,332	$454,800
Gross profit	116,698	144,302	109,026	98,694
As a percent of revenue	18.6%	16.1%	15.7%	21.7%
Net income	$44,201	$52,332	$33,587	$35,618
As a percent of revenue	7.0%	5.8%	4.8%	7.8%
Net income attributable to Granite	$31,925	$51,738	$25,618	$13,123
As a percent of revenue	5.1%	5.8%	3.7%	2.9%
Net income per share attributable to common shareholders:
Basic	$0.83	$1.35	$0.67	$0.34
Diluted	$0.83	$1.35	$0.67	$0.34

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

                                                                                 GRANITE CONSTRUCTION INCORPORATED

                                                                                 By:  /s/ LeAnne M. Stewart
                                                                                 LeAnne M. Stewart, Senior Vice President and
                                                                                 Chief Financial Officer

Date: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 25, 2010, by the following persons on behalf of the Registrant in the capacities indicated.

/s/ William G. Dorey
William G. Dorey, President, Chief Executive Officer and Director

/s/ LeAnne M. Stewart
LeAnne M. Stewart, Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ William H. Powell
William H. Powell, Chairman of the Board and Director

/s/ Claes G. Bjork
Claes G. Bjork, Director

/s/ James W. Bradford
James W. Bradford, Director

/s/ Gary M. Cusumano
Gary M. Cusumano, Director

/s/ David H. Kelsey
David H. Kelsey, Director

/s/ Rebecca A. McDonald
Rebecca A. McDonald, Director

/s/ J. Fernando Niebla
J. Fernando Niebla, Director

/s/ William H. Powell
William H. Powell, Director

/s/ David H. Watts
David H. Watts, Director

SCHEDULE II

GRANITE CONSTRUCTION INCORPORATED
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Charged (Credited) to Expenses or Other Accounts, Net	Deductions and Adjustments1	Balance at End of Year
YEAR ENDED DECEMBER 31, 2009
Allowance for long-term note receivable	3,500	-	-	3,500
Allowance for doubtful accounts	10,805	(4,404)	(2,484)	3,917
YEAR ENDED DECEMBER 31, 2008
Allowance for long-term note receivable	3,500	-	-	3,500
Allowance for doubtful accounts	2,389	10,958	(2,542)	10,805
YEAR ENDED DECEMBER 31, 2007
Allowance for long-term note receivable	3,500	-	-	3,500
Allowance for doubtful accounts	2,427	3,894	(3,932)	2,389

1 Deductions and adjustments for the allowances primarily relate to accounts written off.

S-1

 INDEX TO 10-K EXHIBITS

Exhibit No.		Exhibit Description

3.1	*	Certificate of Incorporation of Granite Construction Incorporated [Registration Statement on Form S-1, File No. 33-33795]
3.1.a	*	Amendment to the Certificate of Incorporation of Granite Construction Incorporated [Exhibit 3.1.a to 10-K for year ended December 31, 1998]
3.1.b	*	Amendment to Certificate of Incorporation of Granite Construction Incorporated [Exhibit 3.1.b to 10-K for year ended December 31, 2000]
3.1.c	*	Certificate of Correction of Certificate of Incorporation of Granite Construction Incorporated effective January 31, 2001 [Exhibit 3.1.c to 10-K for year ended December 31, 2000]
3.1.d	*	Certificate of Correction of Certificate of Incorporation of Granite Construction Incorporated filed May 22, 1998, effective January 31, 2001 [Exhibit 3.1.d to 10-K for year ended December 31, 2000]
3.1.e	*	Certificate of Correction of Certificate of Incorporation of Granite Construction Incorporated filed May 23, 2000, effective January 31, 2001 [Exhibit 3.1.e to 10-K for year ended December 31, 2000]
3.1.f	*	Amendment to the Certificate of Incorporation of Granite Construction Incorporated effective May 25, 2001 [Exhibit 3.1 to 10-Q for quarter ended June 30, 2001]
3.1.g	*	Certificate of Incorporation of Granite Construction Incorporated as Amended effective May 25, 2001 [Exhibit 3.1.a to 10-Q for quarter ended June 30, 2001]
3.1.h	*	Certificate of Amendment to Granite’s Certificate of Incorporation, filed with the Delaware Secretary of State on May 25, 2006 [Exhibit 3.1.a to 10-Q for quarter ended June 30, 2006]
3.1.i	*	Amendment to Certificate of Incorporation of Granite Construction Incorporated effective May 21, 2007 [Proxy Statement filed April 13, 2007]
3.2.a	*	Bylaws of Granite Construction Incorporated, as amended and restated effective February 27, 1991 [Exhibit 3.2 to 10-K for year ended December 31, 1991]
3.2.b	*	Bylaws of Granite Construction Incorporated, as amended effective November 30, 2007 [Exhibit 3.2 to 8-K filed December 4, 2007]
3.2.c	†	Bylaws of Granite Construction Incorporated, as amended effective November 5, 2009

10.1	**	Key Management Deferred Compensation Plan II [as amended and restated] dated August 31, 2009 [Exhibit 10.1 to 10-Q for quarter ended September 30, 2009]
10.2	**	Granite Construction Incorporated Amended and Restated 1999 Equity Incentive Plan as Amended and Restated effective May 15, 2009 [Exhibit 10.1 to 10-Q for quarter ended June 30, 2009]
10.2.a	†	Amendment No. 1, dated as of November 7, 2009, to the Granite Construction Incorporated Amended and Restated 1999 Equity Incentive Plan as Amended and Restated effective May 15, 2009
10.3	*	Credit Agreement dated as of June 24, 2005 [Exhibit 10.1 to 10-Q for quarter ended June 30, 2005]
10.3.a	*	Amendment No. 1 to the June 24, 2005 Credit Agreement dated as of June 23, 2006 [Exhibit 10.1 to 10-Q for quarter ended June 30, 2006]
10.3.b	*	Amendment No. 2 to the June 24, 2005 Credit Agreement dated as of December 7, 2007 [Exhibit 10.1 to 8-K filed February 1, 2008]
10.3.c	*	Amendment No. 3 to the June 24, 2005 Credit Agreement dated as of August 28, 2009 [Exhibit 10.2 to 10-Q for quarter ended September 30, 2009]
10.4	*
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

10.9	*	Note Purchase Agreement between Granite Construction Incorporated and Certain Purchasers dated December 12, 2007 [Exhibit 10.1 to 8-K filed January 31, 2008]
10.10	*
Subsidiary Guaranty Supplement from the Subsidiaries of Granite Construction Incorporated as Guarantors of the Guaranty of Notes and Note Agreement and the Guaranty of Payment and Performance dated December 12, 2007 [Exhibit 10.10 to 10-K for year ended December 31, 2007]

10.11	* **	Executive Retention and Severance Plan effective as of September 20, 2007 [Exhibit 99.1 to 8-K filed October 22, 2007]
10.12	* **
International Swap Dealers Association, Inc. Master Agreement between BNP Paribas and Granite Construction Incorporated dated as of February 10, 2003 [Exhibit 10.5 to 10-Q for quarter ended June 30, 2003]

10.13	*
International Swap Dealers Association, Inc. Master Agreement between BP Products North America Inc. and Granite Construction Incorporated dated as of May 15, 2009 [Exhibit 10.3 to 10-Q for quarter ended September 30, 2009]

10.14	*
International Swap Dealers Association, Inc. Master Agreement between Wells Fargo Bank, N.A. and Granite Construction Incorporated dated as of May 22, 2009 [Exhibit 10.4 to 10-Q for quarter ended September 30, 2009]

10.15	*
International Swap Dealers Association, Inc. Master Agreement between Merrill Lynch Commodities, Inc. and Granite Construction Incorporated dated as of May June 2, 2009 [Exhibit 10.5 to 10-Q for quarter ended September 30, 2009]

10.16	* **	Form of Amended and Restated Director and Officer Indemnification Agreement [Exhibit 10.10 to 10-K for year ended December 31, 2002]
21	†	List of Subsidiaries of Granite Construction Incorporated
23.1	†	Consent of PricewaterhouseCoopers, LLP
31.1	†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Incorporated by reference
**  Compensatory plan or management contract
†    Filed herewith
††  Furnished herewith