Form 10-Q
period 2010-03-31
GRANITE CONSTRUCTION INC
filed 2010-05-04
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 26, 2010.

Class	Outstanding
Common Stock, $0.01 par value	38,802,826 shares

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS (unaudited)

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)

	March 31,	December 31,	March 31,
	2010	2009	2009
ASSETS
Current assets
Cash and cash equivalents	$222,095	$338,956	$390,483
Short-term marketable securities	76,963	42,448	22,276
Receivables, net	197,658	280,252	233,867
Costs and estimated earnings in excess of billings	33,445	10,619	54,400
Inventories	49,483	45,800	59,254
Real estate held for development and sale	137,183	139,449	79,409
Deferred income taxes	31,150	31,034	43,484
Equity in construction joint ventures	71,693	67,693	44,423
Other current assets	56,033	50,467	52,488
Total current assets	875,703	1,006,718	980,084
Property and equipment, net	519,909	520,778	526,734
Long-term marketable securities	90,440	76,937	46,387
Investments in affiliates	30,823	24,644	21,768
Other noncurrent assets	80,371	80,498	79,534
Total assets	$1,597,246	$1,709,575	$1,654,507
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$8,350	$15,017	$15,355
Current maturities of non-recourse debt	40,565	43,961	18,863
Accounts payable	100,102	131,251	141,783
Billings in excess of costs and estimated earnings	142,935	156,041	190,540
Accrued expenses and other current liabilities	156,374	159,843	159,323
Total current liabilities	448,326	506,113	525,864
Long-term debt	225,203	225,203	233,553
Long-term non-recourse debt	16,895	19,485	17,798
Other long-term liabilities	52,471	48,998	45,836
Deferred income taxes	27,217	27,220	17,917
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	-	-	-
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding 38,801,232 shares as of March 31, 2010, 38,635,021 shares as of December 31, 2009 and 38,679,123 shares as of March 31, 2009	388	386	387
Additional paid-in capital	93,688	94,633	88,158
Retained earnings	689,634	735,632	686,129
Total Granite Construction Incorporated shareholders’ equity	783,710	830,651	774,674
Noncontrolling interests	43,424	51,905	38,865
Total equity	827,134	882,556	813,539
Total liabilities and equity	$1,597,246	$1,709,575	$1,654,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - in thousands, except per share data)

Three Months Ended March 31,	2010	2009
Revenue
Construction	$81,186	$168,049
Large project construction	106,325	149,060
Construction materials	26,164	29,846
Real estate	7,008	417
Total revenue	220,683	347,372
Cost of revenue
Construction	79,340	132,873
Large project construction	96,842	115,396
Construction materials	33,289	30,160
Real estate	5,498	207
Total cost of revenue	214,969	278,636
Gross profit	5,714	68,736
Selling, general and administrative expenses	55,292	54,355
Gain on sales of property and equipment	4,452	2,521
Operating (loss) income	(45,126)	16,902
Other income (expense)
Interest income	939	2,061
Interest expense	(3,734)	(3,488)
Equity in loss of affiliates	(319)	(444)
Other income, net	2,897	3,785
Total other (expense) income	(217)	1,914
(Loss) income before (benefit from) provision for income taxes	(45,343)	18,816
(Benefit from) provision for income taxes	(7,613)	4,829
Net (loss) income	(37,730)	13,987
Amount attributable to noncontrolling interests	(3,224)	(5,067)
Net (loss) income attributable to Granite Construction Incorporated	$(40,954)	$8,920

Net (loss) income per share attributable to common shareholders (see Note 12)
Basic	$(1.09)	$0.23
Diluted	$(1.09)	$0.23

Weighted average shares of common stock
Basic	37,688	37,476
Diluted	37,688	37,600

Dividends per common share	$0.13	$0.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)

Three Months Ended March 31,	2010	2009
Operating activities
Net (loss) income	$(37,730)	$13,987
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation, depletion and amortization	18,662	20,623
Provision for (recovery of) doubtful accounts	508	(2,723)
Gain on sales of property and equipment	(4,452)	(2,521)
Stock-based compensation	3,158	2,777
Gain on company owned life insurance	(1,748)	-
Changes in assets and liabilities, net of the effects of consolidations:
Receivables	80,800	87,722
Inventories	(3,683)	(4,031)
Real estate held for development and sale	(1,687)	(4,383)
Equity in construction joint ventures	(4,631)	258
Other assets, net	(4,932)	5,201
Accounts payable	(31,469)	(32,843)
Accrued expenses and other current liabilities, net	(1,218)	(20,120)
Billings in excess of costs and estimated earnings, net	(35,932)	(77,929)
Net cash used in operating activities	(24,354)	(13,982)
Investing activities
Purchases of marketable securities	(47,511)	(29,258)
Maturities of marketable securities	-	15,610
Additions to property and equipment	(14,712)	(29,601)
Proceeds from sales of property and equipment	5,674	3,741
Purchase of private preferred stock	(6,400)	-
Contributions to affiliates	(165)	(2,219)
Other investing activities, net	(288)	148
Net cash used in investing activities	(63,402)	(41,579)
Financing activities
Proceeds from long-term debt	53	2,435
Long-term debt principal payments	(8,739)	(7,282)
Cash dividends paid	(5,023)	(4,975)
Purchase of common stock	(3,296)	(2,017)
Distributions to noncontrolling partners	(12,142)	(3,153)
Other financing activities	42	193
Net cash used in financing activities	(29,105)	(14,799)
Decrease in cash and cash equivalents	(116,861)	(70,360)
Cash and cash equivalents at beginning of period	338,956	460,843
Cash and cash equivalents at end of period	$222,095	$390,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited - in thousands)

Three Months Ended March 31,	2010	2009
Supplementary Information
Cash paid during the period for:
Interest	$1,576	$963
Income taxes	66	2,687
Non-cash investing and financing activities:
Restricted stock issued for services, net	$6,734	$18,675
Accrued cash dividends	5,044	5,028
Debt payments from sale of assets	4,075	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our”, “Company” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2010 and 2009 and the results of our operations and cash flows for the periods presented. In preparing these financial statements, we have evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. The December 31, 2009 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements, except for the change in our reportable business segments described in Note 15, “Business Segment Information” and the following adoption of new accounting standards:

•  clarification of fair value disclosure requirements for assets and liabilities measured on a recurring basis (see Note 5), and
•  new consolidation requirements applicable to our construction and real estate joint ventures that are considered variable interest entities (“VIEs”), including:
i)	determination of a VIE’s primary beneficiary using a qualitative analysis (see Notes 7 and 8);
ii)	ongoing evaluation of a VIE’s primary beneficiary; and
iii)	disclosures about a company’s involvement with a VIE including separate presentation on the condensed consolidated balance sheets of a consolidated VIE’s non-recourse debt (see Note 8).

Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

Reclassifications of certain costs between cost of revenue and selling, general and administrative expense have been made to prior years condensed consolidated financial statements and footnote disclosures to conform to current year presentation. These reclassifications did not have a significant affect on our previously reported net operating results.

2.	Recently Issued Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board issued an accounting standard update (“ASU”) regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3 fair value measurements). This ASU requires separate disclosures about purchases, sales, issuances and settlements and will be effective for us in 2011. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Revisions in Estimates

Our profit recognition related to construction contracts is based on estimates of costs to complete each project. These estimates can vary in the normal course of business as projects progress and uncertainties are resolved. We do not recognize revenue on contract change orders or claims until we have a signed agreement; however, we do recognize costs as incurred and revisions to estimated total costs as soon as the obligation to perform is determined. Approved change orders and claims, as well as changes in related estimates of costs to complete, are considered revisions in estimates. We use the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. Under this option, revisions in estimates are accounted for in their entirety in the period of change. As of March 31, 2010, we had no revisions in estimates that are reasonably certain to affect future periods.

The impact of revisions in estimates for each of our construction segments is presented in the following tables.

Construction

There were no revisions in estimates, either increases or decreases, that individually affected gross profit by $1.0 million or more during the three months ended March 31, 2010.

The net effect on project profitability from revisions in estimates that individually affected gross profit by $1.0 million or more for the three months ended March 31, 2009 was $10.3 million. Six projects had upward estimate changes due to the resolution of certain project uncertainties, higher productivity than originally estimated and settlement of outstanding issues with contract owners. The net range of increase in gross profit from each of these projects was $1.0 million to $3.3 million. There were no revisions in estimates that individually decreased gross profit by $1.0 million or more.

There were no amounts attributable to noncontrolling interests included in revisions in estimates during the three months ended March 31, 2010 or 2009.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Large Project Construction

The net effect on project profitability from revisions in estimates, both increases and decreases, that individually affected gross profit by $1.0 million or more was $(2.8) million and $21.5 million, including amounts attributable to noncontrolling interests of $0.7 million and $1.3 million, for the three months ended March 31, 2010 and 2009, respectively. These projects are summarized as follows:

Increases
	Three Months Ended March 31,
(dollars in millions)	2010	2009
Number of projects with upward estimate changes	1	4
Range of increase in gross profit from each project, net	$3.2	$1.1 - 17.3
Effect on project profitability	$3.2	$21.5

The increase during the three months ended March 31, 2010 was due to production at a higher rate than anticipated. The 2009 increase included a negotiated claims settlement with the owner on a project in Pennsylvania for approximately $17.3 million.

Decreases
	Three Months Ended March 31,
(dollars in millions)	2010	2009
Number of projects with downward estimate changes	3	-
Range of reduction in gross profit from each project, net	$1.1 - 2.9	$-
Effect on project profitability	$(6.0)	$-

The decreases during the three months ended March 31, 2010 were related to design issues as well as job level productivity due to site conditions different than anticipated. There were no revisions in estimates that individually decreased gross profit by $1.0 million or more in 2009.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Marketable Securities

The carrying amounts of marketable securities were as follows (in thousands):

March 31, 2010	Held-to-Maturity	Trading	Total
U.S. Government and agency obligations	$16,471	$-	$16,471
Commercial paper	34,979	-	34,979
Municipal bonds	20,975	-	20,975
Mutual funds	-	4,538	4,538
Total short-term marketable securities	72,425	4,538	76,963
U.S. Government and agency obligations	84,760	-	84,760
Municipal bonds	5,680	-	5,680
Total long-term marketable securities	90,440	-	90,440
Total marketable securities	$162,865	$4,538	$167,403

December 31, 2009
U.S. Government and agency obligations	$14,508	$-	$14,508
Commercial paper	4,993	-	4,993
Municipal bonds	21,019	-	21,019
Mutual funds	-	1,928	1,928
Total short-term marketable securities	40,520	1,928	42,448
U.S. Government and agency obligations	71,254	-	71,254
Municipal bonds	5,683	-	5,683
Total long-term marketable securities	76,937	-	76,937
Total marketable securities	$117,457	$1,928	$119,385

March 31, 2009
U.S. Government and agency obligations	$10,846	$-	$10,846
Municipal bonds	11,430	-	11,430
Total short-term marketable securities	22,276	-	22,276
U.S. Government and agency obligations	29,361	-	29,361
Municipal bonds	17,026	-	17,026
Total long-term marketable securities	46,387	-	46,387
Total marketable securities	$68,663	$-	$68,663

Scheduled maturities of held-to-maturity investments were as follows (in thousands):

March 31, 2010
Due within one year	$72,425
Due in one to five years	90,440
Total	$162,865

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Fair Value Measurement

Effective in 2010, we adopted a new accounting standard that requires each class of assets and liabilities measured at fair value on a recurring basis to be reported separately as summarized in the following tables:

March 31, 2010	Fair Value Measurement at Reporting Date Using
(in thousands)	Level 11	Level 22	Level 33	Total
Cash equivalents
Money market funds	$184,754	$-	$-	$184,754
Trading securities
Debt securities - mutual funds	$4,538	$-	$-	$4,538
Total	$189,292	$-	$-	$189,292

December 31, 2009
(in thousands)
Cash equivalents
Money market funds	$337,817	$-	$-	$337,817
Trading securities
Debt securities - mutual funds	$1,928	$-	$-	$1,928
Total	$339,745	$-	$-	$339,745

March 31, 2009
(in thousands)
Cash equivalents
Money market funds	$385,460	$-	$-	$385,460
Total	$385,460	$-	$-	$385,460

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

As of June 30, 2009, we adopted a new standard that requires quarterly fair value disclosures for financial instruments in addition to the annual disclosure. We believe the carrying values of receivables, other current assets, and other current liabilities approximate their fair values. The fair value of the senior notes payable was based on borrowing rates available to us for bank loans with similar terms, average maturities, and credit risk. The carrying amount and estimated fair value of senior notes payable were:

	March 31,	December 31,
(in thousands)	2010	2009
Carrying amount
Senior notes payable (including current maturities)	$233,333	$240,000

Fair value
Senior notes payable (including current maturities)	$248,809	$249,159

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Receivables, net

	March 31,	December 31,	March 31,
(in thousands)	2010	2009	2009
Construction contracts:
Completed and in progress	$75,021	$121,083	$99,940
Retentions	91,799	96,887	106,456
Total construction contracts	166,820	217,970	206,396
Construction material sales	19,074	22,817	19,012
Other	15,340	43,382	15,421
Total gross receivables	201,234	284,169	240,829
Less: allowance for doubtful accounts	(3,576)	(3,917)	(6,962)
Total net receivables	$197,658	$280,252	$233,867

Included in other receivables at March 31, 2010 and 2009 were items such as notes receivable, interest receivable, fuel tax refunds and income tax refunds none of which individually exceeded 10% of total net receivables at either date. Other receivables at December 31, 2009 included $22.9 million for income tax receivables.

7.	Construction and Line Item Joint Ventures

We participate in various construction joint venture partnerships. We also participate in various “line item” joint venture agreements under which each partner is responsible for performing certain discrete items of the total scope of contracted work.

Our agreements with our joint venture partners for both construction joint ventures and line item joint ventures provide that each party will assume and pay for any losses it is responsible for under the joint venture agreement. Circumstances that could lead to a loss under our joint venture arrangements beyond our stated ownership interest include a partner’s inability to contribute additional funds to the venture in the event the project incurs a loss, or additional costs that we could incur should a partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for performance of the outstanding work.

At March 31, 2010 we had approximately $2.0 billion of construction work to be completed on unconsolidated construction joint venture contracts of which $670.2 million is our portion and the remaining $1.3 billion represents our partners’ proportionate share. We are not able to estimate other amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from performance bonds.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Construction Joint Ventures

Generally, each construction joint venture is formed to complete a specific contract and is jointly controlled by the joint venture partners. The joint venture agreements typically provide that our interests in any profits and assets, and our respective share in any losses and liabilities resulting from the performance of the contract are limited to our stated percentage interest in the project. We have no significant commitments beyond completion of the contracts. Under our contractual arrangements, we provide capital to these joint ventures in return for an ownership interest. In addition, partners dedicate resources to the ventures necessary to complete the contracts and are reimbursed for their cost. The operational risks of each construction joint venture are passed along to the joint venture partners. As we absorb our share of these risks, our investment in each venture is exposed to potential losses.

We have determined that certain of these joint ventures are VIEs as defined by Accounting Standards Codification (“ASC”) Topic 810 and related standards. To ascertain if we are required to consolidate the VIE, we determine whether we are the VIE’s primary beneficiary. As discussed in Note 1, effective in 2010, we adopted a new accounting standard that changes the method used to determine the primary beneficiary of a VIE. This new standard requires:

•	determination of a VIE’s primary beneficiary using a qualitative approach based on:
i)	the power to direct the activities that most significantly impact the economic performance of the VIE; and
ii)	the obligation to absorb losses or right to receive benefits of the VIE that could be significant.
•	ongoing evaluation of a VIE’s primary beneficiary; and
•	disclosures about a company’s involvement with a VIE including separate presentation on the condensed consolidated balance sheets of a consolidated VIE’s non-recourse debt.

Prior to the adoption of this accounting standard, determination of the VIE’s primary beneficiary was based on a quantitative analysis and was reconsidered only upon the occurrence of specific triggering events.

Based on the provisions of the new accounting standard, the factors we consider in determining whether we are a VIE’s primary beneficiary include the decision making authority of each partner, which partner manages the day-to-day operations of the project and the amount of our equity investment in relation to that of our partners. The adoption of the new accounting standard resulted in the consolidation of one construction joint venture in our condensed consolidated financial statements as of March 31, 2010 that was previously reported on a pro rata basis. This consolidation resulted in increases of $2.4 million in assets, $1.7 million in liabilities and $0.8 million in noncontrolling interests in our condensed consolidated financial statements. Additionally, we determined that we should continue to report the pro rata results of one joint venture where decision making responsibility is shared between the venture partners.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Construction Joint Ventures

The carrying amounts and classification of assets and liabilities of construction joint ventures we are required to consolidate are included in our condensed consolidated financial statements as follows:

	March 31,	December 31,	March 31,
(in thousands)	2010	2009	2009
Cash and cash equivalents	$99,268	$122,438	$120,743
Other current assets	11,953	3,220	11,042
Total current assets	$111,221	$125,658	$131,785
Noncurrent assets	948	1,443	4,483
Total assets1	$112,169	$127,101	$136,268

Accounts payable	$20,506	$23,057	$31,595
Billings in excess of costs and estimated earnings	64,779	69,354	70,195
Accrued expenses and other current liabilities	11,475	11,834	11,221
Total current liabilities	$96,760	$104,245	$113,011
Noncurrent liabilities	4	3	30
Total liabilities1	$94,764	$104,248	$113,041

1The assets and liabilities of the joint ventures are used only for the particular joint venture’s operations.

At March 31, 2010, our consolidated construction joint ventures were engaged in three active projects with total contract values ranging from $4.0 million to $467.8 million and our proportionate share of the equity in these joint ventures ranged from 45.0% to 57.3%.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unconsolidated Construction Joint Ventures

We account for our share of construction joint ventures that we are not required to consolidate on a pro rata basis in the condensed consolidated statements of income and as a single line item on the condensed consolidated balance sheets. These unconsolidated joint ventures were engaged in eight active construction projects with total contract values ranging from $0.3 million to $974.7 million. Our proportionate share of the equity in these unconsolidated joint ventures ranged from 20.0% to 42.5%.

Following is summary financial information for the respective periods:

	March 31,	December 31,	March 31,
(in thousands)	2010	2009	2009
Assets:
Total	$353,203	$337,959	$264,663
Less partners’ interest	218,680	219,777	186,784
Granite’s interest	134,523	118,182	77,879
Liabilities:
Total	193,350	168,114	148,344
Less partners’ interest	130,520	117,625	114,888
Granite’s interest	62,830	50,489	33,456
Equity in construction joint ventures	$71,693	$67,693	$44,423

	Three Months Ended March 31,
(in thousands)	2010	2009
Revenue:
Total	$121,806	$101,200
Less partners’ interest	87,760	80,696
Granite’s interest	34,046	20,504
Cost of revenue:
Total	109,175	91,832
Less partners’ interest	74,487	71,648
Granite’s interest	34,688	20,184
Granite’s interest in gross (loss) profit	$(642)	$320

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Real Estate Entities and Investments in Affiliates

We are participants in various real estate entities through our Granite Land Company (“GLC”) subsidiary. Generally, each entity is formed to accomplish a specific real estate development project. The agreements with our partners in these real estate entities define each partner’s management role and financial responsibility in the project. If one of our partners is unable to fulfill its management role or make its required financial contribution, we may assume full management or financial responsibility for the project. For entities that are accounted for under the equity method, this may result in their consolidation in our consolidated financial statements. The amount of our exposure is limited to our equity investment in the real estate joint venture.

We have determined that substantially all of our real estate ventures meet the criteria of a VIE as defined in ASC Topic 810. To ascertain if we are required to consolidate the VIE, we determine whether we are the VIE’s primary beneficiary.

As discussed in Note 1, effective in 2010 we adopted a new accounting standard that provides a new approach for determining a VIE’s primary beneficiary and specifies how often it should be evaluated. The adoption of the new accounting standard did not have a material effect on our consolidation of real estate entities. The new standard also requires continual evaluation of the primary beneficiary. Prior to the adoption of the new accounting standard, we reconsidered each VIE’s primary beneficiary only upon specific triggering events, which included the decision to make additional capital contributions beyond what had been previously forecast.

During the year ended December 31, 2009, we contributed $0.6 million on behalf of a partner in one of our real estate entities beyond what had previously been forecast. This additional capital contribution caused us to reconsider our financial interest in the entity, and we determined we had become its primary beneficiary. Consequently, we consolidated this entity into our consolidated financial statements resulting in an increase of $44.5 million in current assets, primarily real estate held for development and sale, a decrease in investments in affiliates of $7.9 million, an increase of $21.5 million in liabilities, primarily current maturities of long-term debt, and an increase of $15.1 million in noncontrolling interest at the time of consolidation.

Substantially all the assets of these real estate entities in which we are participants through our GLC subsidiary are classified as real estate held for sale or use. All outstanding debt of these entities is non-recourse to Granite. However, there is recourse to our real estate affiliates that incurred the debt. Our real estate affiliates include a limited partnership or limited liability company of which we are a limited partner or member.

GLC routinely assists its real estate entities in securing debt financing from various sources. The amount of financial support to be provided by GLC to consolidated VIEs was increased by $9.3 million in 2010 and by $8.8 million in 2009 as a result of changes in the entities’ business plans. These amounts represent additional financial support in the form of current or future cash contributions to the consolidated entities, beyond what GLC had previously committed to provide. As of March 31, 2010, we had contributed $8.1 million of the total increased commitment of $18.1 million to the consolidated entities.

The carrying amounts of all real estate development assets are evaluated for recoverability in accordance with ASC Topic 360. Based on our evaluation, we have determined that no impairment occurred during the quarters ended March 31, 2010 or 2009.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Real Estate Entities

The carrying amounts and classification of assets and liabilities of real estate entities we are required to consolidate are included in our condensed consolidated financial statements as follows:

	March 31,	December 31,	March 31,
(in thousands)	2010	2009	2009
Other current assets	$4,565	$5,477	$5,577
Real estate held for development and sale	137,183	139,449	79,409
Total current assets	141,748	144,926	84,986
Property and equipment, net	15,090	14,905	19,300
Other noncurrent assets	2,822	11,989	15,090
Total assets	$159,660	$171,820	$119,376

Current maturities of non-recourse debt	$40,565	$43,961	$18,863
Other current liabilities	5,402	5,845	6,851
Total current liabilities	45,967	49,806	25,714
Long-term non-recourse debt	16,895	19,485	17,798
Other noncurrent liabilities	571	553	477
Total liabilities	$63,433	$69,844	$43,989

For our consolidated real estate entities, substantially all of the real estate held for development and sale as well as property and equipment are pledged as collateral for the obligations of the real estate entities. All outstanding debt of the real estate entities is recourse only to the real estate affiliate that incurred the debt, the limited partnership or limited liability company, of which we are a limited partner. Our proportionate share of the results of these entities varies depending on the ultimate profitability of the entities.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Included in current assets on our condensed consolidated balance sheets is real estate held for development and sale. The breakdown by type and location of our real estate held for development and sale is summarized below:

	March 31,	December 31,	March 31,
(in thousands)	2010	2009	2009
Residential1	$123,661	$121,101	$69,427
Commercial	13,522	18,348	9,982
Total	$137,183	$139,449	$79,409

Washington1	$82,597	$80,703	$31,731
California	16,327	20,848	11,571
Texas	8,765	8,618	8,153
Oregon	29,494	29,280	27,954
Total	$137,183	$139,449	$79,409

1The balances at March 31, 2010 and December 31, 2009 include $48.1 million and $46.7 million, respectively, related to one entity that was consolidated during the second quarter of 2009.

Investments in Affiliates

We account for our share of unconsolidated real estate entities in which we have determined we are not the primary beneficiary in other income (expense) in the condensed consolidated statements of income and as a single line item on our condensed consolidated balance sheets as Investments in Affiliates. At March 31, 2010, these entities were engaged in real estate development projects with total assets ranging from approximately $6.4 million to $48.7 million. Our proportionate share of the operating results of these entities varies depending on the ultimate profitability of the entities. At March 31, 2010, we had approximately $13.5 million recorded on our condensed consolidated balance sheet related to our investment in these unconsolidated real estate entities.

Additionally, we have investments in non-real estate affiliates that are accounted for using the equity method. The most significant of these investments is a 50% interest in a limited liability company which owns and operates an asphalt terminal in Nevada. Our investment accounted for under the cost method is a 3.6% interest in a corporation that designs and manufactures power generation and equipment systems.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our investments in affiliates balance consists of the following:

	March 31,	December 31,	March 31,
(in thousands)	2010	2009	2009
Equity method investments in real estate affiliates	$13,479	$13,325	$18,540
Equity method investments in other affiliates	10,944	11,319	3,228
Total equity method investments	24,423	24,644	21,768
Cost method investments	6,400	-	-
Total investments in affiliates	$30,823	$24,644	$21,768

The breakdown by type and location of our interests in real estate ventures is summarized below:

	March 31,	December 31,	March 31,
(in thousands)	2010	2009	2009
Residential	$8,868	$8,759	$13,917
Commercial	4,611	4,566	4,623
Total	$13,479	$13,325	$18,540

Texas	$13,479	$13,325	$13,366
Washington	-	-	5,174
Total	$13,479	$13,325	$18,540

The following table provides summarized balance sheet information for our affiliates on a combined 100% basis, which primarily relates to our real estate affiliates accounted for under the equity method:

	March 31,	December 31,	March 31,
(in thousands)	2010	2009	2009
Total assets	$160,356	$169,325	$194,117
Net assets	83,310	84,939	90,439
Granite’s share of net assets	24,423	24,644	21,768

9.	Property and Equipment, net

Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net on our condensed consolidated balance sheets as follows:

	March 31,	December 31,	March 31,
(in thousands)	2010	2009	2009
Land and land improvements	$134,386	$126,162	$121,662
Quarry property	161,754	160,618	142,744
Buildings and leasehold improvements	97,155	96,725	97,507
Equipment and vehicles	816,322	829,195	856,041
Office furniture and equipment	41,574	38,096	35,662
Property and equipment	1,251,191	1,250,796	1,253,616
Less: accumulated depreciation and depletion	731,282	730,018	726,882
Property and equipment, net	$519,909	$520,778	$526,734

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Intangible Assets

The balances of the following intangible assets are included in other noncurrent assets on our condensed consolidated balance sheets at carrying value:

Indefinite-lived Intangible Assets:
	March 31,	December 31,	March 31,
(in thousands)	2010	2009	2009
Goodwill1	$9,900	$9,900	$9,900
Use rights and other	1,319	1,319	2,954
Total unamortized intangible assets	$11,219	$11,219	$12,854

1Goodwill for all periods presented primarily relates to our Construction segment.

Amortized Intangible Assets:
March 31, 2010		Accumulated
(in thousands)	Gross Value	Amortization	Net Value
Permits	$33,582	$(5,568)	$28,014
Trade names	158	(67)	91
Covenants not to compete	1,588	(1,208)	380
Customer lists and other	3,122	(2,000)	1,122
Total amortized intangible assets	$38,450	$(8,843)	$29,607

December 31, 2009
(in thousands)
Permits	$33,582	$(5,151)	$28,431
Trade names	158	(59)	99
Covenants not to compete	1,588	(1,106)	482
Customer lists and other	3,122	(1,818)	1,304
Total amortized intangible assets	$38,450	$(8,134)	$30,316

March 31, 2009
(in thousands)
Permits	$36,070	$(4,145)	$31,925
Trade names	913	(788)	125
Covenants not to compete	1,588	(798)	790
Customer lists and other	3,725	(1,875)	1,850
Total amortized intangible assets	$42,296	$(7,606)	$34,690

Amortization expense related to these intangible assets for the three months ended March 31, 2010 and 2009 was approximately $0.7 million and $0.8 million, respectively. Based on the amortized intangible assets balance at March 31, 2010, amortization expense expected to be recorded in the future is as follows: $1.7 million for the balance of 2010; $2.2 million in 2011; $2.1 million in 2012; $1.8 million in 2013; $1.7 million in 2014; and $20.1 million thereafter.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Weighted Average Shares Outstanding

A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net (loss) income per share in the accompanying condensed consolidated statements of income is as follows:

	Three Months Ended March 31,
(in thousands)	2010	2009
Weighted average shares outstanding:
Weighted average common stock outstanding	38,667	38,330
Less: weighted average unvested restricted stock outstanding	979	854
Total basic weighted average shares outstanding	37,688	37,476
Diluted weighted average shares outstanding:
Weighted average common stock outstanding, basic	37,688	37,476
Effect of dilutive securities:
Common stock options and units1	-	124
Total weighted average shares outstanding assuming dilution	37,688	37,600

1Due to the net loss for the quarter ended March 31, 2010, stock options and units representing 111 shares have been excluded from the number of shares used in calculating diluted loss per share for that period, as their inclusion would be antidilutive.

12.	Earnings Per Share

We calculate earnings per share (“EPS”) under the two-class method by allocating earnings to both common shares and unvested restricted stock which are considered participating securities. However, net losses are not allocated to participating securities for purposes of computing EPS under the two-class method. The following is a reconciliation of net (loss) income attributable to Granite and related weighted average shares of common stock outstanding for purposes of calculating basic and diluted net (loss) income per share using the two-class method:

Three Months Ended March 31,
(in thousands, except per share amounts)	2010	2009
Basic
Numerator:
Net (loss) income attributable to Granite	$(40,954)	$8,920
Less: net income allocated to participating securities	-	193
Net (loss) income allocated to common shareholders for basic calculation	$(40,954)	$8,727

Denominator:
Weighted average common shares outstanding	37,688	37,476

Net (loss) income per share, basic	$(1.09)	$0.23

Diluted
Numerator:
Net (loss) income attributable to Granite	$(40,954)	$8,920
Less: net income allocated to participating securities	-	192
Net (loss) income allocated to common shareholders for diluted calculation	$(40,954)	$8,728

Denominator:
Weighted average common shares outstanding	37,688	37,600

Net (loss) income per share, diluted	$(1.09)	$0.23

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Equity and Other Comprehensive (Loss) Income

The following tables summarize our equity activity for the periods presented:

(in thousands)	Granite Construction Incorporated	Noncontrolling Interests	Total Equity
Balance at December 31, 2009	$830,651	$51,905	$882,556
Purchase of common stock1	(3,296)	-	(3,296)
Other transactions with shareholders	2,353	-	2,353
Transactions with noncontrolling interests, net3	-	(11,705)	(11,705)
Comprehensive (loss) income:
Net (loss) income	(40,954)	3,224	(37,730)
Total comprehensive (loss) income	(40,954)	3,224	(37,730)
Dividends on common stock	(5,044)	-	(5,044)
Balance at March 31, 2010	$783,710	$43,424	$827,134

(in thousands)
Balance at December 31, 2008	$767,509	$36,773	$804,282
Purchase of common stock2	(2,017)	-	(2,017)
Other transactions with shareholders	5,144	-	5,144
Transactions with noncontrolling interests, net3	-	(2,975)	(2,975)
Comprehensive income:
Net income	8,920	5,067	13,987
Other comprehensive income	146	-	146
Total comprehensive income	9,066	5,067	14,133
Dividends on common stock	(5,028)	-	(5,028)
Balance at March 31, 2009	$774,674	$38,865	$813,539

1Represents 115,639 shares purchased in connection with employee tax withholding for shares vested.
2Represents 73,423 shares purchased in connection with employee tax withholding for shares vested.
3Amount is comprised primarily of distributions to noncontrolling partners.

The components of other comprehensive income are as follows:

	Three Months Ended March 31,
(in thousands)	2010	2009
Changes in unrealized gain on investments	$-	$238
Tax provision on unrealized loss	-	(92)
Total other comprehensive income	$-	$146

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Legal Proceedings

Silica Litigation
Our wholly-owned subsidiary Granite Construction Company (“GCCO”) is one of approximately 100 to 300 defendants in six active California Superior Court lawsuits. Of the six lawsuits, four were filed against GCCO in 2005 and two were filed against GCCO in 2006, in Alameda County (Dominguez vs. A-1 Aggregates, et al.; Guido vs. A. Teichert & Son, Inc.; Williams vs. A. Teichert & Son, Inc.; Horne vs. Teichert & Son, Inc.; Kammer vs. A-1 Aggregates, et al.; and Solis vs. The 3M Company et al.). Each lawsuit was brought by a single plaintiff who is seeking money damages by way of various causes of action, including strict product and market share liability, and alleges personal injuries caused by exposure to silica products and related materials during the plaintiffs’ use or association with sand blasting or grinding concrete. The plaintiff in each lawsuit has categorized the defendants as equipment defendants, respirator defendants, premises defendants and sand defendants. We are identified as a sand defendant, meaning a party that manufactured, supplied or distributed silica-containing products. Our investigation revealed that we have not knowingly sold or distributed abrasive silica sand for sandblasting, and therefore, we believe the probability of these lawsuits resulting in an incurrence of a material liability is remote. We have been dismissed from eighteen other similar lawsuits.

Hiawatha Project DBE Issues
The Hiawatha Light Rail Transit (“HLRT”) project was performed by Minnesota Transit Constructors (“MnTC”), a joint venture that consisted of GCCO and other unrelated companies. GCCO was the managing partner of the joint venture, with a 56.5% interest. The Minnesota Department of Transportation (“MnDOT”) is the contracting agency for this federally funded project. The Metropolitan Council is the local agency conduit for providing federal funds to MnDOT for the HLRT project. MnDOT and the U.S. Department of Transportation Office of Inspector General (“OIG”) each conducted a review of the Disadvantaged Business Enterprise (“DBE”) program maintained by MnTC for the HLRT project. In addition, the U.S. Department of Justice (“USDOJ”) is conducting an investigation into compliance issues with respect to MnTC’s DBE Program for the HLRT project. MnDOT and the OIG (collectively, the “Agencies”) have initially identified certain compliance issues in connection with MnTC’s DBE Program and, as a result, have determined that MnTC failed to meet the DBE utilization criteria as represented by MnTC. Although there has been no formal administrative subpoena issued, nor has a civil complaint been filed in connection with the administrative reviews or the investigation, MnDOT has proposed a monetary sanction of $4.3 million against MnTC and specified DBE training for personnel from the members of the MnTC joint venture as a condition of awarding future projects to joint venture members of MnTC on MnDOT and Metropolitan Council work. MnTC and its members are fully cooperating with the Agencies and the USDOJ. MnTC has presented its detailed written responses to the initial determinations of the Agencies as well as the investigation by the USDOJ, and MnTC and the USDOJ are continuing to engage in informal discussions in an attempt to resolve this matter. Such discussions, if successful, are expected to include resolution of issues with the USDOT and with the state agencies. We cannot, however, rule out the possibility of civil or criminal actions or administrative sanctions being brought against MnTC or one or more of its members which could result in civil and criminal penalties.

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

City of San Diego Fire Debris Cleanup
In the aftermath of the 2007 San Diego County wildfires, GCCO bid for and was awarded a fixed unit price, variable quantity contract with the City of San Diego (the “City”) to perform specified debris cleanup work. GCCO began work in November 2007 and completed the work in April 2008. In August 2008, the City announced that it would conduct an independent audit of the project. In December 2008, the City’s audit report was released with findings that, while some GCCO billings contained mistakes, rates paid to GCCO appear to be generally reasonable. GCCO has reimbursed the City for the undisputed overbilled amount of less than $3,000. The former San Diego City Attorney, after conducting a separate investigation of GCCO’s work on the project, filed a civil lawsuit in California Superior Court, County of San Diego on October 17, 2008 against GCCO and another contractor that had been awarded a similar cleanup contract with the City. In the complaint, the City alleges that both contractors knowingly presented to the City false claims for payment in violation of the California False Claims Act. The City seeks trebled damages in an amount to be determined, and a civil penalty in the amount of $10,000 for each false claim made. After the November 2008 election in which a new City Attorney was elected, GCCO and the City Attorney agreed to stay the lawsuit in order to allow the City Attorney time to complete its investigation. The parties have agreed to jointly request a stay that will expire July 5, 2010. GCCO believes the allegations in the City’s complaint to be without factual or legal basis and, therefore, we believe the City’s entitlement to relief sought under the California False Claims Act is remote.

Grand Avenue Project DBE Issues
On March 6, 2009, the U.S. Department of Transportation, Office of Inspector General (“OIG”) served upon our wholly-owned subsidiary, Granite Construction Northeast, Inc. (“Granite Northeast”), a United States District Court Eastern District of New York subpoena to testify before a grand jury by producing documents. The subpoena seeks all documents pertaining to a Granite Northeast Disadvantaged Business Enterprise (“DBE”) subcontractor (the “Subcontractor”), and the Subcontractor’s non-DBE lower tier subcontractor/consultant, relating to the Subcontractor’s work on the Grand Avenue Bus Depot and Central Maintenance Facility for the Borough of Queens Project (the “Grand Avenue Project”). The subpoena also seeks all documents regarding Granite Northeast’s use of the Subcontractor as a DBE on the Grand Avenue Project and all documents related to the Subcontractor as a DBE on any other contract including other public works construction projects. We have complied with the subpoena and are fully cooperating with the OIG’s investigation. To date, Granite Northeast has not been notified that it is either a subject or target of the OIG’s investigation. Accordingly, we do not know whether any criminal charges or civil lawsuits will be brought or against whom, as a result of the investigation. Therefore, we cannot estimate what, if any, criminal or civil penalty or conditional assessment may result from this investigation.

Other Legal Proceedings/Government Inquiries
We are a party to a number of other legal proceedings arising in the normal course of business. From time to time, we also receive inquiries from public agencies seeking information concerning our compliance with government construction contracting requirements and related laws and regulations. We believe that the nature and number of these proceedings and compliance inquiries are typical for a construction firm of our size and scope. Our litigation typically involves claims regarding public liability or contract related issues. While management currently believes, after consultation with counsel, that the ultimate outcome of pending proceedings and compliance inquiries, individually and in the aggregate, will not have a material adverse affect on our financial position or overall trends in results of operations or cash flows, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse affect on our results of operations, cash flows and/or financial position for the period in which the ruling occurs. In addition, our government contracts could be terminated, we could be suspended or debarred, or payment of our costs disallowed. While any one of our pending legal proceedings is subject to early resolution as a result of our ongoing efforts to settle, whether or when any legal proceeding will be resolved through settlement is neither predictable nor guaranteed.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.	Business Segment Information

On August 31, 2009, we announced changes in our organizational structure. In conjunction with the restructure we changed our reportable business segments to reflect our lines of business rather than geographies, as it has been in recent history. Effective January 1, 2010, our new reportable segments are: Construction, Large Project Construction, Construction Materials and Real Estate. The prior period segment information presented below has been reclassified to conform to our new reportable segments.

The Construction segment performs various heavy civil construction projects with a large portion of the work focused on new construction and improvement of streets, roads, highways, bridges, site work and other infrastructure projects. These projects are typically bid-build projects completed within two years and have a contract value of less than $75 million.

The Large Project Construction segment focuses on large, complex infrastructure projects which are long-term in nature. These projects include major highways, mass transit facilities, bridges, tunnels, waterway locks and dams, pipelines, canals and airport infrastructure. This segment primarily includes bid-build, design-build and construction management/general contractor contracts, generally with contract values in excess of $75 million.

The Construction Materials segment mines and processes aggregates and operates plants that produce construction materials for internal use and for sale to third parties.

The Real Estate segment purchases, develops, operates, sells and invests in real estate related projects and provides real estate services for the Company’s operations.

The accounting policies of the segments are the same as those described in the Summary of Significant Account Policies contained in our 2009 Annual Report on Form 10-K. We evaluate segment performance based on gross profit or loss, and do not include overhead and non-operating income or expense. Segment assets include property and equipment, intangibles, inventory, equity in construction joint ventures and real estate held for development and sale.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized segment information is as follows:

	Three Months Ended March 31,
(in thousands)	Construction	Large Project Construction	Construction Materials	Real Estate	Total
2010
Total revenue from reportable segments	$81,217	$106,325	$33,720	$7,008	$228,270
Elimination of intersegment revenue	(31)	-	(7,556)	-	(7,587)
Revenue from external customers	81,186	106,325	26,164	7,008	220,683
Gross profit (loss)	1,846	9,483	(7,125)	1,510	5,714
Depreciation, depletion and amortization	5,516	927	8,100	191	14,734
Segment assets	142,150	80,960	385,431	160,610	769,151
2009
Total revenue from reportable segments	$168,079	$149,060	$38,852	$417	$356,408
Elimination of intersegment revenue	(30)	-	(9,006)	-	(9,036)
Revenue from external customers	168,049	149,060	29,846	417	347,372
Gross profit (loss)	35,176	33,664	(314)	210	68,736
Depreciation, depletion and amortization	7,781	1,594	7,666	176	17,217
Segment assets	153,626	58,086	396,409	98,768	706,889

A reconciliation of segment gross profit to consolidated (loss) income before provision for income taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2010	2009
Total gross profit for reportable segments	$5,714	$68,736
Selling, general and administrative expenses	55,292	54,355
Gain on sales of property and equipment	4,452	2,521
Other (expense) income	(217)	1,914
(Loss) income before provision for income taxes	$(45,343)	$18,816

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

Overview

We are one of the largest heavy civil contractors in the United States, engaged in the construction and improvement of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, dams and other infrastructure-related projects. We produce construction materials through the use of our aggregate reserves and plant facilities. We also operate a small real estate investment and development company. Our permanent offices are located in Alaska, Arizona, California, Florida, Nevada, New York, Oregon, Texas, Utah and Washington.

Our contracts are obtained through competitive bidding in response to advertisements by both public agencies and private parties and on a negotiated basis as a result of direct solicitation by private parties. Our bidding activity is affected by such factors as contract backlog, available personnel, current utilization of equipment and other resources, our ability to obtain necessary surety bonds and competitive considerations. Bidding activity, contract backlog and revenue resulting from the award of new contracts may vary significantly from period to period.

The three primary economic drivers of our business are (1) the overall health of the economy, (2) federal, state and local public funding levels and (3) population growth with the resulting private development. For example, a stagnant or declining economy will generally result in reduced demand for construction in the private sector. This reduced demand increases competition for private sector projects and will ultimately also increase competition in the public sector as companies migrate from bidding on scarce private sector work to projects in the public sector. Greater competition can reduce our revenues and/or have a downward affect on our gross profit margins. In addition, a stagnant or declining economy tends to produce less tax revenue for public agencies, thereby decreasing a source of funds available for spending on public infrastructure improvements. Some funding sources that have been specifically earmarked for infrastructure spending, such as diesel and gasoline taxes, are not as directly affected by a stagnant or declining economy, unless actual consumption is reduced. However, even these can be temporarily at risk as state and local governments struggle to balance their budgets. Additionally, high fuel prices can have a dampening effect on consumption, resulting in overall lower tax revenue. Conversely, increased levels of public funding as well as an expanding or robust economy will generally increase demand for our services and provide opportunities for revenue growth and margin improvement.

New Reporting Structure

On August 31, 2009, we announced changes in our organizational structure designed to improve operating efficiencies and better position the Company for long-term growth. In conjunction with the restructure, we changed our reportable business segments to align with our lines of business rather than geographies, as it has been in recent history. Effective January 1, 2010 our new reportable segments are: Construction, Large Project Construction, Construction Materials and Real Estate. Additionally, we reclassified certain costs between cost of revenue and selling, general and administrative expense to better represent our direct cost of revenue. These reclassifications did not have a significant affect on our previously reported net operating results.

Our market sector information reflects three regions defined as follows: 1) California; 2) West, excluding California, which includes our offices in Alaska, Nevada, Oregon, Utah and Washington; and 3) East which includes our offices in Arizona, Florida, New York and Texas.  Each of these regions includes operations from all construction related lines of business.

Current Economic Environment and Outlook

Market conditions remained very challenging during the first quarter of 2010 particularly for our businesses in the West. The ongoing affect of a highly competitive bidding environment together with limited available public sector funding for transportation and infrastructure projects negatively affected our revenue and, more significantly, our gross profit margins. Nevertheless, we were able to increase contract backlog in the quarter to the same level as the first quarter of 2009. This contract backlog, however is projected to deliver lower gross margins than in recent years. We expect the remaining quarters of 2010 to continue to be very challenging due to the competitive environment, uncertainty regarding public and private funding levels, and the slow pace of the economic recovery.

Results of Operations

Comparative Financial Summary	Three Months Ended March 31,
(in thousands)	2010	2009
Total revenue	$220,683	$347,372
Gross profit	5,714	68,736
Operating (loss) income	(45,126)	16,902
Other (expense) income, net	(217)	1,914
(Benefit from) provision for income taxes	(7,613)	4,829
Amount attributable to noncontrolling interest	(3,224)	(5,067)
Net (loss) income attributable to Granite	(40,954)	8,920

Revenue

Total Revenue by Segment	Three Months Ended March 31,
(dollars in thousands)	2010		2009
Construction	$81,186	36.7%	$168,049	48.4%
Large Project Construction	106,325	48.2	149,060	42.9
Construction Materials	26,164	11.9	29,846	8.6
Real Estate	7,008	3.2	417	0.1
Total	$220,683	100.0%	$347,372	100.0%

Construction Revenue	Three Months Ended March 31,
(dollars in thousands)	2010		2009
California:
Public sector	$32,543	40.2%	$72,811	43.3%
Private sector	7,232	8.9	9,970	5.9
West, excluding California:
Public sector	22,433	27.6	40,461	24.1
Private sector	690	0.8	4,819	2.9
East:
Public sector	17,081	21.0	38,299	22.8
Private sector	1,207	1.5	1,689	1.0
Total	$81,186	100.0%	$168,049	100.0%

Revenue for the three months ended March 31, 2010 decreased by $86.9 million, or 51.7%, compared to the first quarter of 2009. The decrease in revenue was due to lower demand, a highly competitive marketplace, and unusually wet weather which caused project delays in certain areas. In addition, we were engaged in fewer public sector projects during the first quarter of 2010 than in the comparable quarter of 2009. In particular, revenue in the first quarter of 2009 included $46.2 million from federally funded security projects that were substantially completed in 2009.

Large Project Construction Revenue1	Three Months Ended March 31,
(dollars in thousands)	2010		2009
California	$11,986	11.3%	$10,796	7.2%
West, excluding California	5,763	5.4	6,638	4.5
East	88,576	83.3	131,626	88.3
Total	$106,325	100.0%	$149,060	100.0%

1All revenue is earned from the public sector.

Revenue for the three months ended March 31, 2010 decreased by $42.7 million, or 28.7%, compared to the first quarter of 2009. The decrease in revenue was due in part to the same weather-related factors that affected the Construction segment and to the stage of progress on projects. In the first quarter of 2010, we had more projects in start-up stages as compared to 2009 when more projects were in active stages during which the velocity of revenue recognition is typically greater. In addition, 2009 revenue included the positive effect of $17.3 million for a claims settlement related to a project in the East. We did not benefit from a similar settlement in the first quarter of 2010. A lower ratio of consolidated to unconsolidated joint ventures in the first quarter of 2010 contributed approximately $10.2 million to the decrease in revenues, since only Granite’s pro rata share of revenues from unconsolidated joint ventures are included in Granite’s revenues.

Construction Materials Revenue	Three Months Ended March 31,
(dollars in thousands)	2010		2009
California	$20,462	78.2%	$20,563	68.9%
West, excluding California	2,650	10.1	4,727	15.8
East	3,052	11.7	4,556	15.3
Total	$26,164	100.0%	$29,846	100.0%

Revenue for the three months ended March 31, 2010 decreased by $3.7 million compared to the first quarter of 2009. The decrease was primarily due to a decline in the commercial and residential development markets resulting in less demand for our construction materials.

Real Estate Revenue
Revenue for the three months ended March 31, 2010 increased to $7.0 million from $0.4 million in the first quarter of 2009 primarily due to the sale of a commercial property in California. We continue to experience limited sales activity due to the downturn in the real estate market.

Contract Backlog

Our contract backlog is comprised of the remaining unearned revenue on awarded contracts, including 100% of our consolidated joint venture contracts and our proportionate share of unconsolidated joint venture contracts. We include a construction project in our contract backlog at such time as a contract is awarded and funding is in place, with the exception of certain federal government contracts for which funding is appropriated on a periodic basis. Substantially all of the contracts in our contract backlog may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past.

The following tables illustrate our contract backlog as of the respective dates:

Total Contract Backlog by Segment
(dollars in thousands)	March 31, 2010		December 31, 2009		March 31, 2009
Construction	$487,751	30.9%	$359,360	25.6%	$587,076	37.4%
Large Project Construction	1,091,251	69.1	1,042,628	74.4	982,998	62.6
Total	$1,579,002	100.0%	$1,401,988	100.0%	$1,570,074	100.0%

Construction Contract Backlog
(dollars in thousands)	March 31, 2010		December 31, 2009		March 31, 2009
California:
Public sector	$176,919	36.2%	$150,873	42.0%	$261,062	44.4%
Private sector	6,602	1.4	7,608	2.1	19,380	3.3
West, excluding California:
Public sector	222,767	45.7	125,439	34.9	233,526	39.8
Private sector	4,934	1.0	4,562	1.3	7,914	1.3
East:
Public sector	75,042	15.4	68,902	19.2	61,945	10.6
Private sector	1,487	0.3	1,976	0.5	3,249	0.6
Total	$487,751	100.0%	$359,360	100.0%	$587,076	100.0%

Contract backlog of $487.8 million at March 31, 2010 was $128.4 million, or 35.7%, higher than at December 31, 2009 and $99.3 million, or 16.9%, lower than at March 31, 2009. The increase from December 31, 2009 was the result of new contracts awarded during the first quarter including a $31.5 million highway rehabilitation project in Nevada, $18.0 million road improvement project in California and $17.7 million highway replacement project in Alaska. The decrease from March 31, 2009 was attributable to the current economic climate and increased competition.

Large Project Construction Contract Backlog1
(dollars in thousands)	March 31, 2010		December 31, 2009		March 31, 2009
California	$40,842	3.7%	$50,755	4.9%	$93,558	9.5%
West, excluding California	61,907	5.7	62,250	6.0	103,653	10.6
East	988,502	90.6	929,623	89.1	785,787	79.9
Total	$1,091,251	100.0%	$1,042,628	100.0%	$982,998	100.0%

1All contract backlog is related to contracts with public agencies.

Contract backlog of $1.1 billion at March 31, 2010 was $48.6 million, or 4.7%, higher than at December 31, 2009, and $108.3 million, or 11.0%, higher than at March 31, 2009. This increase reflected contract modifications and notices to proceed associated with a tunnel project in New York City and the Houston light rail project, as well as an award for our portion of the work on the World Trade Center Transportation (“WTC”) Project in New York City. Our share of the WTC work is 20% or approximately $108.0 million.

Included in contract backlog is $87.9 million, $102.0 million and $201.0 million for the periods March 31, 2010, December 31, 2009 and March 31, 2009, respectively, associated with noncontrolling interests.

Gross Profit (Loss)

The following table presents gross profit (loss) by business segment for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2010	2009
Construction	$1,846	$35,176
Percent of segment revenue	2.3%	20.9%
Large Project Construction	$9,483	$33,664
Percent of segment revenue	8.9%	22.6%
Construction Materials	$(7,125)	$(314)
Percent of segment revenue	-27.2%	-1.1%
Real Estate	$1,510	$210
Percent of segment revenue	21.5%	50.4%
Total gross profit	$5,714	$68,736
Percent of total revenue	2.6%	19.8%

We defer profit recognition until a project reaches 25% completion. In the case of large, complex design/build projects, we may defer profit recognition beyond the point of 25% completion until such time as we believe we have enough information to make a reasonably dependable estimate of contract revenue and cost. Because we have a large number of smaller projects at various stages of completion in our Construction segment, this policy generally does not impact gross profit significantly on a quarterly or annual basis. However, our Large Project Construction segment has fewer projects in process at any given time and gross profit as a percent of revenue can vary significantly in periods where one or several  projects reach our percentage of completion threshold and the deferred profit is recognized or, conversely, in periods where contract backlog is growing rapidly and a higher percentage of projects are in their early stages with no associated gross profit recognition.

Revenue from projects that have not yet reached our profit recognition threshold is as follows:

	Three Months Ended March 31,
(in thousands)	2010	2009
Construction	$6,158	$18,104
Large Project Construction	34,945	4,651
Total revenue from contracts with deferred profit	$41,103	$22,755

We do not recognize revenue from contract claims until we have a signed agreement and payment is assured, nor do we recognize revenue from contract change orders until the owner has agreed to the change order in writing. However, we do recognize the costs related to any contract claims or pending change orders in our forecasts when costs are incurred, and revisions to estimated total costs are reflected as soon as the obligation to perform is determined. As a result, our gross profit as a percent of revenue can vary depending on the magnitude and timing of settlement claims and change orders.

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

Construction gross profit for the three months ended March 31, 2010 decreased $33.3 million compared to the same period in 2009. This decrease was due to lower revenues, a highly competitive marketplace and lower margins in beginning backlog. In addition, the decrease in construction gross profit was due in part to the recognition of deferred profit on a design/build project that reached the point of profit recognition during the first three months of 2009. No similar event occurred in the first three months of 2010.

Large Project Construction gross profit for the three months ended March 31, 2010 decreased $24.2 million compared to the same period in 2009. During the first quarter of 2010, our gross profit was negatively affected by design issues and higher than anticipated job costs. In the first quarter of 2009, the net impact of a negotiated claims settlement on a project in the Northeast added $17.3 million to gross profit. Additionally, gross profit in the first quarter of 2009 was partially affected by improved productivity and the resolution of project uncertainties on certain projects.

Construction Materials gross loss for the three months ended March 31, 2010 increased $6.8 million compared to the same period in 2009 due to fixed plant costs and decreased sales.

Real Estate gross profit was $1.5 million for the three months ended March 31, 2010 compared to $0.2 million in the first quarter of 2009. Gross profit in the first quarter of 2010 was due to the sale of a commercial property in California.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2010	2009
Selling
Salaries and related expenses	$13,770	$12,356
Other selling expenses	2,776	3,476
Total selling	$16,546	$15,832
General and administrative
Salaries and related expenses	$20,700	$20,881
Incentive compensation, discretionary profit sharing and other variable compensation	3,458	5,523
Provision for (recovery of) doubtful accounts, net	508	(2,723)
Other general and administrative expenses	14,080	14,842
Total general and administrative	$38,746	$38,523
Total	$55,292	$54,355
Percent of revenue	25.1%	15.6%

Selling, general and administrative expenses for the three months ended March 31, 2010 increased $0.9 million, or 1.7%, compared to 2009.

Selling Expenses
Selling expenses include the costs of business development, estimating and bidding. Selling compensation can vary due to the number of project employees assigned to estimating and bidding activities. As projects are completed or the level of work slows down, we temporarily redeploy project employees to work on bidding activities of new projects, moving their salaries and related costs from cost of revenues to selling expenses.

Total selling expenses for the three months ended March 31, 2010 increased $0.7 million, or 4.5%, as we increased our efforts in bidding and procuring new work.

General and Administrative Expenses
General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate offices. Other general and administrative expenses include information technology, occupancy, office supplies, depreciation, travel and entertainment, outside services, training and other miscellaneous expenses, none of which individually exceeded 10% of total selling, general and administrative expenses.

Total general and administrative expenses for the three months ended March 31, 2010 were $0.2 million higher than in the comparable quarter of 2009 which included the recovery of $2.9 million on an account that had been reserved for in previous years. Incentive compensation for the three months ended March 31, 2010 decreased $2.1 million due to lower profits and was primarily comprised of amortization related to unvested restricted stock issued in previous years. Other general and administrative expenses for 2010 included $0.6 million in severance costs from a further reduction in force associated with our restructuring in the fourth quarter of 2009.

Other Income (Expense)

The following table presents the components of other income (expense) for the respective periods:

	Three Months Ended March 31,
(in thousands)	2010	2009
Interest income	$939	$2,061
Interest expense	(3,734)	(3,488)
Equity in loss of affiliates	(319)	(444)
Other income, net	2,897	3,785
Total other (expense) income	$(217)	$1,914

Interest income decreased $1.1 million, or 54.4%, in the three months ended March 31, 2010, compared with the 2009 quarter, due to lower cash balances and reduced investment interest yields on marketable securities in 2010 as compared to 2009.

Income Taxes

The following table presents the components of the (benefit from) provision for income taxes for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2010	2009
(Benefit from) provision for income taxes	$(7,613)	$4,829
Effective tax rate	16.8%	25.7%

We calculate our income tax (benefit) provision at the end of each interim period by estimating our annual effective tax rate and apply that rate to our year-to-date ordinary earnings. The effect of changes in enacted tax laws, tax rates or tax status is recognized in the interim period in which the change occurs.

Our effective tax rate decreased to 16.8% for the three months ended March 31, 2010 from 25.7% for the corresponding period in 2009. The change was primarily due to the effect of noncontrolling interests, as noncontrolling interests are not subject to income taxes on a stand-alone basis. In addition, our effective tax rate was affected by non-taxable life insurance proceeds received during 2010 and considered a discrete item to the quarter for tax provision purposes.

Noncontrolling Interests

The following table presents the amount attributable to noncontrolling interests in consolidated subsidiaries for the respective periods:

	Three Months Ended March 31,
(in thousands)	2010	2009
Amount attributable to noncontrolling interests	$(3,224)	$(5,067)

The amount attributable to noncontrolling interests represents the noncontrolling owners’ share of the income or loss of our consolidated construction joint ventures and real estate development entities. The decrease for the three months ended March 31, 2010 compared to the same period of the prior year was largely due to certain joint venture projects nearing completion.

Liquidity and Capital Resources

We believe our cash and cash equivalents, short-term investments, cash generated from operations and amounts available under our existing committed credit facility will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations through the next twelve months. If we experience a prolonged change in our business operating results or make a significant acquisition, we may need to acquire additional sources of financing, which, if available, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements.

	March 31,
(in thousands)	2010	2009
Cash and cash equivalents excluding consolidated joint ventures	$122,827	$269,740
Consolidated joint venture cash and cash equivalents	99,268	120,743
Total consolidated cash and cash equivalents	222,095	390,483
Short-term and long-term marketable securities1	167,403	68,663
Total cash, cash equivalents and marketable securities	$389,498	$459,146

1See Note 4 of “Notes to the Condensed Consolidated Financial Statements” for the composition of our marketable securities.

Our primary sources of liquidity are cash and cash equivalents and marketable securities. Our cash and cash equivalents are comprised of commercial paper, deposits and money market funds held with established national financial institutions. Marketable securities consist of municipal bonds, commercial paper, and U.S. government and agency obligations. Cash and cash equivalents held by our consolidated joint ventures represents the working capital needs of each joint venture’s project. The decision to distribute cash must generally be made jointly by all of the partners and therefore these funds are not available for the working capital needs of Granite.

Cash Flows (in thousands)	Three Months Ended March 31,
	2010	2009
Net cash used in:
Operating activities	$(24,354)	$(13,982)
Investing activities	(63,402)	(41,579)
Financing activities	(29,105)	(14,799)

Cash used in operating activities was $24.4 million for the three months ended March 31, 2010 compared to $14.0 million in 2009. The increased use of cash was primarily driven by our net loss and partially offset by a more favorable change in working capital items in 2010 as compared to 2009.

Cash used in investing activities for the three months ended March 31, 2010 was $21.8 million higher than the same period in 2009. The change was primarily due to increased purchases of marketable securities as we continue to move from cash and cash equivalents to longer term investments partially offset by a $13.3 million decrease in purchases of property and equipment related to the completion of two aggregate and asphalt plants in 2009. In addition, the first quarter of 2010 included a $6.4 million investment in a corporation that designs and manufactures power generation and equipment systems.

Cash used in financing activities for the three months ended March 31, 2010 increased $14.3 million compared to the same quarter in 2009. The primary reason for this change was a $9.0 million increase in distributions to noncontrolling partners. Additionally, long-term debt principal payments were $1.5 million higher including $2.0 million in curtailment payments related to our GLC subsidiary (See Note 8 of the “Notes to the Condensed Consolidated Financial Statements” for additional discussion).

Capital Expenditures

During the three months ended March 31, 2010, we had capital expenditures of $14.7 million compared to $29.6 million during the three months ended March 31, 2009. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate investing less than $50.0 million in 2010.

Bank and Surety Credit Facilities

We have a $150.0 million bank revolving line of credit (“LOC”), which allows for unsecured borrowings through June 24, 2011. Borrowings under the LOC bear interest at LIBOR plus an applicable margin based upon certain financial ratios calculated quarterly. The margin was 0.80% at March 31, 2010. The unused and available portion of the LOC was $145.8 million at March 31, 2010. We had standby letters of credit (“Letters”) totaling approximately $4.2 million outstanding at March 31, 2010, all of which will expire between October 2010 and March 2011. These Letters will likely be replaced upon expiration.

Additionally, we are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At March 31, 2010, approximately $1.5 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds when the owner accepts the contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

A significant portion of our real estate held for development and sale is secured by mortgages. These mortgages are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement and development. Modification of mortgage terms may include changes in loan-to-value ratios requiring our GLC real estate entities to repay portions of the debt. During the three months ended March 31, 2010, we provided additional funding of $2.0 million to these real estate entities to facilitate mortgage refinancing. As of March 31, 2010, the principal amount of debt of our real estate entities secured by mortgages was $57.5 million of which $40.6 million is included in current liabilities and $16.9 million is included in long-term liabilities on our condensed consolidated balance sheet.

Covenants contained in our debt agreements require the maintenance of certain financial ratios and the maintenance of tangible net worth (as defined by the debt agreements). Our debt agreements define certain events of default such as the failure to observe certain covenants or the failure by us or one of our consolidated subsidiaries, which may include a real estate affiliate of our Real Estate segment over which we exercise control, to pay its debts as they become due. As of March 31, 2010, we were in compliance with our debt covenants and our affiliates and consolidated subsidiaries were current with their debt agreements. We are not aware of any debt agreement non-compliance by our unconsolidated entities as of March 31, 2010. Should we, our affiliates, consolidated subsidiaries, or unconsolidated entities fail to comply with these covenants, or should any other event of default occur, the lenders could cause the amounts due under the debt agreements to become immediately payable and terminate their obligation to make further credit available.

Share Purchase Program

In 2007, our Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion. As of March 31, 2010, $64.1 million was available for purchase. We did not purchase shares under the share purchase program in any of the periods presented.

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

There was no significant change in our exposure to market risks since December 31, 2009.

Item 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

During the first quarter of 2010, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

See Part I, Item 1. Financial Statements, Note 14 - Legal Proceedings.

Item 1A.	RISK FACTORS

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION
None

Item 6.	EXHIBITS

10.1	†	Key Management Deferred Compensation Plan II, effective January 1, 2010
31.1	†	Certification of Principal Executive Officer
31.2	†	Certification of Principal Financial Officer
32	††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	†	Filed herewith
	††	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date:	May 4, 2010	By:	/s/ LeAnne M. Stewart
LeAnne M. Stewart
Senior Vice President and Chief Financial Officer