Form 10-Q
period 2010-06-30
GRANITE CONSTRUCTION INC
filed 2010-08-02
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 26, 2010.

Class	Outstanding
Common Stock, $0.01 par value	38,774,960 shares

Index

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2010, December 31, 2009 and June 30, 2009
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009
Notes to the Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Reserved
Item 5.	Other Information
Item 6.	Exhibits
SIGNATURES
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.CAL
EXHIBIT 101.LAB
EXHIBIT 101.PRE
EXHIBIT 101.DEF

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)

	June 30,	December 31,	June 30,
	2010	2009	2009
ASSETS
Current assets
Cash and cash equivalents	$208,450	$338,956	$356,168
Short-term marketable securities	73,566	42,448	24,878
Receivables, net	295,779	280,252	281,432
Costs and estimated earnings in excess of billings	56,665	10,619	50,891
Inventories	48,529	45,800	68,755
Real estate held for development and sale	148,897	139,449	131,169
Deferred income taxes	31,870	31,034	43,314
Equity in construction joint ventures	72,571	67,693	50,215
Other current assets	39,031	50,467	46,719
Total current assets	975,358	1,006,718	1,053,541
Property and equipment, net	501,258	520,778	529,805
Long-term marketable securities	68,291	76,937	53,328
Investments in affiliates	31,210	24,644	17,310
Other noncurrent assets	79,060	80,498	80,300
Total assets	$1,655,177	$1,709,575	$1,734,284
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$8,538	$15,017	$15,348
Current maturities of non-recourse debt	39,657	43,961	49,500
Accounts payable	173,637	131,251	177,025
Billings in excess of costs and estimated earnings	144,935	156,041	184,665
Accrued expenses and other current liabilities	161,632	159,843	168,217
Total current liabilities	528,399	506,113	594,755
Long-term debt	216,870	225,203	225,220
Long-term non-recourse debt	16,615	19,485	8,455
Other long-term liabilities	49,197	48,998	46,686
Deferred income taxes	27,905	27,220	17,917
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	-	-	-
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding 38,788,581 shares as of June 30, 2010, 38,635,021 shares as of December 31, 2009 and 38,673,034 shares as of June 30, 2009	388	386	387
Additional paid-in capital	98,142	94,633	89,142
Retained earnings	677,873	735,632	699,050
Total Granite Construction Incorporated shareholders’ equity	776,403	830,651	788,579
Noncontrolling interests	39,788	51,905	52,672
Total equity	816,191	882,556	841,251
Total liabilities and equity	$1,655,177	$1,709,575	$1,734,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)

Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
Construction	$237,943	$277,456	$319,129	$445,505
Large project construction	153,328	125,770	259,653	274,830
Construction materials	61,089	57,315	87,253	87,161
Real estate	1,844	534	8,852	951
Total revenue	454,204	461,075	674,887	808,447
Cost of revenue
Construction	215,042	224,655	294,382	357,528
Large project construction	131,493	103,259	228,335	218,655
Construction materials	56,609	47,732	89,898	77,892
Real estate	1,362	1,534	6,860	1,741
Total cost of revenue	404,506	377,180	619,475	655,816
Gross profit	49,698	83,895	55,412	152,631
Selling, general and administrative expenses	51,357	56,319	106,649	110,674
Gain on sales of property and equipment	3,800	2,808	8,252	5,329
Operating income (loss)	2,141	30,384	(42,985)	47,286
Other income (expense)
Interest income	1,098	1,109	2,037	3,170
Interest expense	(3,013)	(2,853)	(6,747)	(6,341)
Equity in (loss) income of affiliates	(387)	783	(706)	339
Other income, net	1,934	1,431	4,831	5,216
Total other (expense) income	(368)	470	(585)	2,384
Income (loss) before provision for (benefit from) income taxes	1,773	30,854	(43,570)	49,670
Provision for (benefit from) income taxes	4,406	8,187	(3,207)	13,016
Net (loss) income	(2,633)	22,667	(40,363)	36,654
Amount attributable to noncontrolling interests	(4,058)	(4,718)	(7,282)	(9,785)
Net (loss) income attributable to Granite Construction Incorporated	$(6,691)	$17,949	$(47,645)	$26,869

Net (loss) income per share attributable to common shareholders (see Note 13)
Basic	$(0.18)	$0.46	$(1.26)	$0.70
Diluted	$(0.18)	$0.46	$(1.26)	$0.70

Weighted average shares of common stock
Basic	37,850	37,584	37,770	37,530
Diluted	37,850	37,699	37,770	37,650

Dividends per common share	$0.13	$0.13	$0.26	$0.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)

Six Months Ended June 30,	2010	2009
Operating activities
Net (loss) income	$(40,363)	$36,654
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Impairment of real estate held for development and sale	107	1,036
Depreciation, depletion and amortization	35,839	39,670
Provision for (recovery of) doubtful accounts	406	(3,386)
Gain on sales of property and equipment	(8,252)	(5,329)
Stock-based compensation	6,885	4,561
Gain on company owned life insurance	(1,748)	-
Changes in assets and liabilities, net of the effects of consolidations:
Receivables	(16,802)	28,679
Inventories	(2,729)	(13,532)
Real estate held for development and sale	(6,352)	(8,887)
Equity in construction joint ventures	(5,491)	(5,534)
Other assets, net	13,376	8,517
Accounts payable	42,066	2,294
Accrued expenses and other current liabilities, net	1,292	(10,483)
Billings in excess of costs and estimated earnings, net	(57,152)	(80,295)
Net cash used in operating activities	(38,918)	(6,035)
Investing activities
Purchases of marketable securities	(60,073)	(39,043)
Maturities of marketable securities	34,900	27,610
Proceeds from company owned life insurance	2,078	-
Additions to property and equipment	(21,809)	(55,659)
Proceeds from sales of property and equipment	11,936	7,416
Purchase of private preferred stock	(6,400)	-
Contributions to affiliates	(1,014)	(4,971)
Issuance of notes receivable	(1,242)	-
Collection of notes receivable	1,720	374
Other investing activities	(333)	65
Net cash used in investing activities	(40,237)	(64,208)
Financing activities
Proceeds from long-term debt	95	4,911
Long-term debt principal payments	(18,155)	(17,475)
Cash dividends paid	(10,067)	(10,003)
Purchase of common stock	(3,434)	(2,821)
Distributions to noncontrolling partners, net	(19,797)	(9,080)
Other financing activities	7	36
Net cash used in financing activities	(51,351)	(34,432)
Decrease in cash and cash equivalents	(130,506)	(104,675)
Cash and cash equivalents at beginning of period	338,956	460,843
Cash and cash equivalents at end of period	$208,450	$356,168

Supplementary Information
Cash paid during the period for:
Interest	$9,706	$9,479
Income taxes	308	3,325
Non-cash investing and financing activities:
Stock issued for services, net of forfeitures	$6,908	$19,127
Accrued cash dividends	5,043	5,028
Debt payments from sale of assets	4,400	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” “Company” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe the disclosures made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2010 and 2009 and the results of our operations and cash flows for the periods presented. In preparing these financial statements, we have evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. The December 31, 2009 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements, except for the change in our reportable business segments described in Note 17, “Business Segment Information” and the adoption of two new accounting standards. We adopted Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, which clarified fair value disclosure requirements for assets and liabilities measured on a recurring basis (see Note 5). Additionally, we adopted the new consolidation requirements applicable to our construction and real estate joint ventures that are considered variable interest entities (“VIEs”) as defined by ASC Topic 810, Consolidation. To ascertain if we are required to consolidate a VIE, we determine whether we are the VIE’s primary beneficiary. This new accounting standard changes the method used to determine the primary beneficiary of a VIE and requires the following:

•	determination of the VIE’s primary beneficiary using a qualitative approach based on:
i)	the power to direct the activities that most significantly impact the economic performance of the VIE; and
ii)	the obligation to absorb losses or right to receive benefits of the VIE that could be significant.
•	ongoing evaluation of the VIE’s primary beneficiary; and
•	disclosures about a company’s involvement with the VIE including separate presentation on the condensed consolidated balance sheets of a consolidated VIE’s non-recourse debt.

Prior to the adoption of this accounting standard, determination of the VIE’s primary beneficiary was based on a quantitative and qualitative analysis and was reconsidered only upon the occurrence of specific triggering events. The adoption of this new accounting standard resulted in the consolidation of one construction joint venture (see Note 7) and did not have a material impact on our consolidation of real estate entities (see Note 8).

Interim results are subject to significant seasonal variations and the results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Reclassifications of certain costs between cost of revenue and selling, general and administrative expenses have been made to prior years condensed consolidated financial statements and footnote disclosures to conform to current year presentation. These reclassifications did not have a significant impact on our previously reported net operating results.

2.	Recently Issued Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06. This ASU amends the accounting guidance in ASC Topic 820, Fair Value Measurements and Disclosures, regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3 fair value measurements). This ASU requires separate disclosures about purchases, sales, issuances and settlements and will be effective for us in 2011. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Revisions in Estimates

Our profit recognition related to construction contracts is based on estimates of costs to complete each project. These estimates can vary in the normal course of business as projects progress and uncertainties are resolved. We do not recognize revenue on contract change orders or claims until we have a signed agreement; however, we do recognize costs as incurred and revisions to estimated total costs as soon as the obligation to perform is determined. Approved change orders and claims, as well as changes in related estimates of costs to complete, are considered revisions in estimates. We use the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. Under this option, revisions in estimates are accounted for in their entirety in the period of change. As of June 30, 2010, we had no revisions in estimates that are reasonably certain to impact future periods.

Construction

There were no revisions in estimates, either increases or decreases, that individually had an impact of $1.0 million or more on gross profit during the three months ended June 30, 2010. The net change in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit was a net decrease to gross profit of $1.6 million for the six months ended June 30, 2010 and net increases in gross profit of $5.9 million and $18.7 million for the three and six months ended June 30, 2009, respectively. The projects are summarized as follows:

Increases
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2010	2009	2010	2009
Number of projects with upward estimate changes	-	3	-	10
Range of increase in gross profit from each project, net	$-	$1.2 - 2.4	$-	$1.0 - 4.8
Increase on project profitability	$-	$5.9	$-	$19.8

The increases during the three and six months ended June 30, 2009 were due to the resolution of certain project uncertainties, higher productivity than originally anticipated and the settlement of outstanding issues with contract owners.

Decreases
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2010	2009	2010	2009
Number of projects with downward estimate changes	-	-	1	1
Range of reduction in gross profit from each project, net	$-	$-	$1.6	$1.1
Decrease on project profitability	$-	$-	$1.6	$1.1

The downward estimate change during the six months ended June 30, 2010 was due to rework costs to meet contract specifications.

There were no amounts attributable to noncontrolling interests included in these revisions in estimates during the three and six months ended June 30, 2010 or 2009.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Large Project Construction

The net changes in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit were net increases of $6.3 million and $5.9 million for the three and six months ended June 30, 2010, respectively, and $6.8 million and $30.0 million for the three and six months ended June 30, 2009, respectively. These revisions in estimates included amounts attributable to noncontrolling interests of $0.5 million and $1.9 million for the three and six months ended June 30, 2010, respectively, and $1.0 million and $2.6 million for the three and six months ended June 30, 2009, respectively. The projects are summarized as follows:

Increases
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2010	2009	2010	2009
Number of projects with upward estimate changes	3	3	4	6
Range of increase in gross profit from each project, net	$1.1 - 4.0	$1.7 - 3.0	$1.0 - 4.2	$1.1 - 17.3
Increase on project profitability	$6.3	$6.8	$10.6	$30.0

The increases during the three and six months ended June 30, 2010 were due to settlement of design issues with a subcontractor, resolution of project uncertainties and improved productivity. The increases during the three and six months ended June 30, 2009 included resolution of project uncertainties, the settlement of outstanding revenue issues with various contract owners and improved productivity on certain projects. Gross profit for the six months ended June 30, 2009 included a negotiated claims settlement with the owner on a project in Pennsylvania for approximately $17.3 million.

Decreases
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2010	2009	2010	2009
Number of projects with downward estimate changes	-	-	2	-
Range of reduction in gross profit from each project, net	$-	$-	$1.8 - 2.9	$-
Decrease on project profitability	$-	$-	$4.7	$-

The downward estimate changes during the six months ended June 30, 2010 were due to owner directed scope changes as well as site conditions that were different than anticipated.

On a large highway project in mountainous terrain in Oregon, several hillsides have experienced unanticipated ground movement. In some locations, the ground movements have caused damage to completed portions of bridge structures. The Company and the project owner, the Oregon Department of Transportation, are discussing the technical issues associated with these ground movements and identifying and analyzing possible remedial work plans to address these developments. At this time, the Company cannot reasonably estimate the impact, if any, these developments may have on the projected financial results for this project. Therefore, no revisions in estimates have been made this quarter related to these developments.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Marketable Securities

The carrying amounts of marketable securities were as follows (in thousands):

June 30, 2010	Held-to-Maturity	Trading	Total
U.S. Government and agency obligations	$30,388	$-	$30,388
Commercial paper	24,969	-	24,969
Municipal bonds	13,020	-	13,020
Mutual funds	-	5,189	5,189
Total short-term marketable securities	68,377	5,189	73,566
U.S. Government and agency obligations	60,430	-	60,430
Municipal bonds	7,861	-	7,861
Total long-term marketable securities	68,291	-	68,291
Total marketable securities	$136,668	$5,189	$141,857

December 31, 2009
U.S. Government and agency obligations	$14,508	$-	$14,508
Commercial paper	4,993	-	4,993
Municipal bonds	21,019	-	21,019
Mutual funds	-	1,928	1,928
Total short-term marketable securities	40,520	1,928	42,448
U.S. Government and agency obligations	71,254	-	71,254
Municipal bonds	5,683	-	5,683
Total long-term marketable securities	76,937	-	76,937
Total marketable securities	$117,457	$1,928	$119,385

June 30, 2009
Municipal bonds	$17,910	$-	$17,910
Mutual funds	-	6,968	6,968
Total short-term marketable securities	17,910	6,968	24,878
U.S. Government and agency obligations	29,235	-	29,235
Municipal bonds	24,093	-	24,093
Total long-term marketable securities	53,328	-	53,328
Total marketable securities	$71,238	$6,968	$78,206

Scheduled maturities of held-to-maturity investments were as follows (in thousands):

June 30, 2010
Due within one year	$68,377
Due in one to five years	68,291
Total	$136,668

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Fair Value Measurement

The following tables summarize each class of assets and liabilities measured at fair value on a recurring basis:

June 30, 2010	Fair Value Measurement at Reporting Date Using
(in thousands)	Level 11	Level 22	Level 33	Total
Cash equivalents
Money market funds	$176,139	$-	$-	$176,139
Trading securities
Debt securities - mutual funds	5,189	-	-	5,189
Total	$181,328	$-	$-	$181,328

December 31, 2009	Fair Value Measurement at Reporting Date Using
(in thousands)	Level 11	Level 22	Level 33	Total
Cash equivalents
Money market funds	$337,817	$-	$-	$337,817
Trading securities
Debt securities - mutual funds	1,928	-	-	1,928
Total	$339,745	$-	$-	$339,745

June 30, 2009	Fair Value Measurement at Reporting Date Using
(in thousands)	Level 11	Level 22	Level 33	Total
Cash equivalents
Money market funds	$351,204	$-	$-	$351,204
Trading securities
Debt securities - mutual funds	6,968	-	-	6,968
Total	$358,172	$-	$-	$358,172

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

We believe the carrying values of receivables, other current assets, and other current liabilities approximate their fair values. The fair value of the senior notes payable was based on borrowing rates available to us for bank loans with similar terms, average maturities, and credit risk. The carrying amount and estimated fair value of senior notes payable were:

	June 30,	December 31,	June 30,
(in thousands)	2010	2009	2009
Carrying amount:
Senior notes payable (including current maturities)	$225,000	$240,000	$240,000

Fair value:
Senior notes payable (including current maturities)	$246,088	$249,159	$231,692

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Receivables, Net

	June 30,	December 31,	June 30,
(in thousands)	2010	2009	2009
Construction contracts:
Completed and in progress	$155,343	$121,083	$152,562
Retentions	88,973	96,887	86,057
Total construction contracts	244,316	217,970	238,619
Construction material sales	39,989	22,817	33,140
Other	15,106	43,382	15,719
Total gross receivables	299,411	284,169	287,478
Less: allowance for doubtful accounts	3,632	3,917	6,046
Total net receivables	$295,779	$280,252	$281,432

Included in other receivables at June 30, 2010, December 31, 2009 and June 30, 2009 were items such as notes receivable, interest receivable, fuel tax refunds and income tax refunds.

7.	Construction and Line Item Joint Ventures

We participate in various construction joint venture partnerships. We also participate in various “line item” joint ventures under which each partner is responsible for performing certain discrete items of the total scope of contracted work.

Our agreements with our joint venture partners for both construction joint ventures and line item joint ventures provide that each party will assume and pay for any losses it is responsible for under the joint venture agreement. Circumstances that could lead to a loss under our joint venture arrangements beyond our stated ownership interest include a partner’s inability to contribute additional funds to the venture in the event the project incurs a loss, or additional costs that we could incur should a partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. Due to the joint and several liability obligations under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for performance of the outstanding work.

At June 30, 2010, there was approximately $1.8 billion of construction work to be completed on unconsolidated construction joint venture contracts of which $634.0 million is our portion and the remaining $1.2 billion represents our partners’ share. We are not able to estimate other amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partner’s corporate and/or other guarantees.

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

As discussed in Note 1, effective in 2010 we adopted an accounting standard that provides a new approach for determining a VIE’s primary beneficiary and requires continual evaluation of the primary beneficiary. The factors we consider in determining whether we are a construction joint venture’s primary beneficiary include the decision making authority of each partner, which partner manages the day-to-day operations of the project and the amount of our equity investment in relation to that of our partners. The adoption of the new accounting standard resulted in the consolidation of one construction joint venture in our condensed consolidated financial statements on March 31, 2010 that was previously reported on a pro rata basis. This consolidation resulted in increases of $2.4 million in assets, $1.7 million in liabilities and $0.8 million in noncontrolling interests in our condensed consolidated financial statements.

As part of our ongoing primary beneficiary evaluations, we determined that decision making responsibility was shared between the venture partners for one joint venture. Therefore, this joint venture did not have an identifiable primary beneficiary partner and we continued to report its pro rata results. All other joint ventures were assigned one primary beneficiary partner.

Consolidated Construction Joint Ventures

The carrying amounts and classification of assets and liabilities of construction joint ventures we are required to consolidate are included in our condensed consolidated financial statements as follows:

	June 30,	December 31,	June 30,
(in thousands)	2010	2009	2009
Cash and cash equivalents	$105,690	$122,438	$120,940
Other current assets	15,202	3,220	14,470
Total current assets	$120,892	$125,658	$135,410
Noncurrent assets	829	1,443	3,741
Total assets1	$121,721	$127,101	$139,151

Accounts payable	$32,145	$23,057	$25,589
Billings in excess of costs and estimated earnings	66,706	69,354	79,503
Accrued expenses and other current liabilities	11,125	11,834	11,871
Total current liabilities	$109,976	$104,245	$116,963
Noncurrent liabilities	505	3	-
Total liabilities1	$110,481	$104,248	$116,963

1The assets and liabilities of the joint ventures are used only for the particular joint venture’s operations.

At June 30, 2010, our consolidated construction joint ventures were engaged in two active projects with total contract values of $11.6 million and $468.9 million and our proportionate share of the equity in these joint ventures was 45.0% and 57.3%, respectively.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unconsolidated Construction Joint Ventures

We account for our share of construction joint ventures that we are not required to consolidate on a pro rata basis in the condensed consolidated statements of operations and as a single line item on the condensed consolidated balance sheets. As of June 30, 2010, these unconsolidated joint ventures were engaged in eight active construction projects with total contract values ranging from $18.7 million to $972.2 million. Our proportionate share of the equity in these unconsolidated joint ventures ranged from 20.0% to 42.5%.

Following is summary financial information related to unconsolidated construction joint ventures:

	June 30,	December 31,	June 30,
(in thousands)	2010	2009	2009
Assets:
Total	$412,165	$337,959	$253,211
Less partners’ interest	253,234	219,777	175,567
Granite’s interest	158,931	118,182	77,644
Liabilities:
Total	250,868	168,114	120,296
Less partners’ interest	164,508	117,625	92,867
Granite’s interest	86,360	50,489	27,429
Equity in construction joint ventures	$72,571	$67,693	$50,215

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Revenue:
Total	$136,592	$91,075	$258,398	$192,275
Less partners’ interest	91,875	71,528	179,635	152,224
Granite’s interest	44,717	19,547	78,763	40,051
Cost of revenue:
Total	119,209	80,392	228,384	172,224
Less partners’ interest	75,442	63,020	149,929	134,668
Granite’s interest	43,767	17,372	78,455	37,556
Granite’s interest in gross profit	$950	$2,175	$308	$2,495

Line Item Joint Ventures

The revenue for each line item joint venture partner’s discrete items of work is defined in the contract with the project owner and each venture partner bears the profitability risk associated with its own work. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We account for our portion of these contracts as project revenues and costs in our accounting system and include receivables and payables associated with our work in our condensed consolidated financial statements. As of June 30, 2010, we had one active line item joint venture construction project with a total contract value of $148.3 million of which our portion is $66.6 million. As of June 30, 2010, we had approximately $18.0 million of work to be completed on this project.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Real Estate Entities and Investments in Affiliates

Our Real Estate segment is a participant in various real estate entities through our Granite Land Company (“GLC”) subsidiary. Generally, each entity is formed to accomplish a specific real estate development project. The agreements with our partners in these real estate entities define each partner’s management role and financial responsibility in the project. If one of our partners is unable to fulfill its management role or make its required financial contribution, we may assume full management or financial responsibility for the project. This may result in the consolidation of entities that are accounted for under the equity method in our consolidated financial statements. The amount of our exposure is limited to our equity investment in the real estate joint venture.

As discussed in Note 1, effective in 2010 we adopted an accounting standard that provides a new approach for determining a VIE’s primary beneficiary and requires continual evaluation of the primary beneficiary. The adoption of the new accounting standard did not have a material impact on the treatment of any of our real estate entities or investments in affiliates.

Substantially all the assets of these real estate entities in which we are participants through our GLC subsidiary are classified as real estate held for sale or use. All outstanding debt of these entities is non-recourse to Granite. However, there is recourse to our real estate affiliates that incurred the debt. Our real estate affiliates include limited partnerships and limited liability companies of which we are a limited partner or member.

GLC routinely assists its real estate entities in securing debt financing from various sources. The amount of financial support to be provided by GLC to consolidated VIEs was increased by $9.7 million in 2010 and by $8.8 million in 2009 as a result of changes in the entities’ business plans. These amounts represent additional financial support in the form of current or future cash contributions to the consolidated entities, beyond what GLC had previously committed to provide. As of June 30, 2010, we had contributed $11.5 million of the total increased commitment of $18.5 million to the consolidated entities.

The carrying amounts of all real estate development assets are evaluated for recoverability in accordance with ASC Topic 360, Property, Plant, and Equipment. Based on our evaluations, we recognized pretax, non-cash impairment charges of $0.1 million and $1.0 million on assets classified as real estate held for development and sale during the quarters ended June 30, 2010 and 2009, respectively. We recorded the charge in cost of revenue of our Real Estate segment in our condensed consolidated statements of operations.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Real Estate Entities

The carrying amounts and classification of assets and liabilities of real estate entities we are required to consolidate are included in our condensed consolidated financial statements as follows:

	June 30,	December 31,	June 30,
(in thousands)	2010	2009	2009
Real estate held for development and sale	$148,897	$139,449	$131,169
Other current assets	3,893	5,477	4,832
Total current assets	152,790	144,926	136,001
Property and equipment, net	7,894	14,905	15,386
Other noncurrent assets	2,081	11,989	10,847
Total assets	$162,765	$171,820	$162,234

Current maturities of non-recourse debt	$39,657	$43,961	$49,500
Other current liabilities	4,189	5,845	6,747
Total current liabilities	43,846	49,806	56,247
Long-term non-recourse debt	16,615	19,485	8,455
Other noncurrent liabilities	451	553	817
Total liabilities	$60,912	$69,844	$65,519

For our consolidated real estate entities, substantially all of the real estate held for development and sale as well as property and equipment are pledged as collateral for the debt of the real estate entities. All outstanding debt of the real estate entities is recourse only to the real estate affiliate that incurred the debt, the limited partnership or limited liability company, of which we are a limited partner or member. Our proportionate share of the results of these entities varies depending on the ultimate profitability of the entities.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Included in current assets on our condensed consolidated balance sheets is real estate held for development and sale. The breakdown by type and location of our real estate held for development and sale is summarized below:

	June 30,	December 31,	June 30,
(in thousands)	2010	2009	2009
Residential	$127,111	$121,101	$116,072
Commercial	21,786	18,348	15,097
Total	$148,897	$139,449	$131,169

Washington	$85,500	$80,703	$77,118
Oregon	29,580	29,280	28,757
California	24,901	20,848	16,988
Texas	8,916	8,618	8,306
Total	$148,897	$139,449	$131,169

Investments in Affiliates

We account for our share of unconsolidated real estate entities in which we have determined we are not the primary beneficiary in other income (expense) in the condensed consolidated statements of operations and as a single line item on our condensed consolidated balance sheets as Investments in Affiliates. At June 30, 2010, these entities were engaged in real estate development projects with total assets ranging from approximately $6.4 million to $50.8 million. Our proportionate share of the operating results of these entities varies depending on the ultimate profitability of the entities.

Additionally, we have investments in non-real estate affiliates that are accounted for using the equity method. The most significant of these investments is a 50% interest in a limited liability company which owns and operates an asphalt terminal in Nevada.

We also have a cost method investment that represents a 3.6% interest in a corporation that designs and manufactures power generation equipment. During the three months ended June 30, 2010, we entered into an agreement with that corporation to create a limited liability company whose purpose is to develop and construct power generation facilities in the western United States. Our investment in the company as of June 30, 2010 was $0.6 million. Our share of profits and losses will vary depending on the operating results of the company. We evaluated the entity and determined that it is a VIE and we are not the primary beneficiary; therefore, we account for it as an investment in affiliates.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our investments in affiliates balance consists of the following:

	June 30,	December 31,	June 30,
(in thousands)	2010	2009	2009
Equity method investments in real estate affiliates	$13,408	$13,325	$13,375
Equity method investments in other affiliates	11,402	11,319	3,935
Total equity method investments	24,810	24,644	17,310
Cost method investments	6,400	-	-
Total investments in affiliates	$31,210	$24,644	$17,310

The breakdown by type and location of our interests in real estate ventures is summarized below:

	June 30,	December 31,	June 30,
(in thousands)	2010	2009	2009
Residential	$8,894	$8,759	$8,780
Commercial	4,514	4,566	4,595
Total	$13,408	$13,325	$13,375

Texas	$13,408	$13,325	$13,375
Total	$13,408	$13,325	$13,375

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined 100% basis, which primarily relates to our real estate affiliates:

	June 30,	December 31,	June 30,
(in thousands)	2010	2009	2009
Total assets	$163,720	$169,325	$153,525
Net assets	87,027	84,939	71,102
Granite’s share of net assets	24,810	24,644	17,310

9.	Property and Equipment, Net

Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net on our condensed consolidated balance sheets as follows:

	June 30,	December 31,	June 30,
(in thousands)	2010	2009	2009
Land and land improvements	$124,621	$126,162	$124,744
Quarry property	172,140	160,618	142,744
Buildings and leasehold improvements	89,209	96,725	96,589
Equipment and vehicles	807,267	829,195	857,430
Office furniture and equipment	39,441	38,096	37,415
Property and equipment	1,232,678	1,250,796	1,258,922
Less: accumulated depreciation and depletion	731,420	730,018	729,117
Property and equipment, net	$501,258	$520,778	$529,805

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Intangible Assets

The balances of the following intangible assets are included in other noncurrent assets on our condensed consolidated balance sheets at carrying value:

Indefinite-lived Intangible Assets:
	June 30,	December 31,	June 30,
(in thousands)	2010	2009	2009
Goodwill1	$9,900	$9,900	$9,900
Use rights and other	1,319	1,319	2,954
Total unamortized intangible assets	$11,219	$11,219	$12,854

1Goodwill for all periods presented primarily relates to our Construction segment.

Amortized Intangible Assets:
June 30, 2010		Accumulated
(in thousands)	Gross Value	Amortization	Net Value
Permits	$33,582	$(5,984)	$27,598
Customer lists	2,198	(1,601)	597
Covenants not to compete	1,588	(1,247)	341
Other	1,082	(567)	515
Total amortized intangible assets	$38,450	$(9,399)	$29,051

December 31, 2009
(in thousands)
Permits	$33,582	$(5,151)	$28,431
Customer lists	2,198	(1,399)	799
Covenants not to compete	1,588	(1,106)	482
Other	1,082	(478)	604
Total amortized intangible assets	$38,450	$(8,134)	$30,316

June 30, 2009
(in thousands)
Permits	$36,070	$(4,593)	$31,477
Customer lists	2,198	(1,109)	1,089
Covenants not to compete	1,588	(901)	687
Other	1,082	(388)	694
Total amortized intangible assets	$40,938	$(6,991)	$33,947

Amortization expense related to these intangible assets for the three and six months ended June 30, 2010 was approximately $0.6 million and $1.3 million, respectively, and approximately $0.7 million and $1.6 million for the three and six months ended June 30, 2009, respectively. Based on the amortized intangible assets balance at June 30, 2010, amortization expense expected to be recorded in the future is as follows: $1.1 million for the balance of 2010; $2.2 million in 2011; $2.1 million in 2012; $1.8 million in 2013; $1.7 million in 2014; and $20.1 million thereafter.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Line of Credit

On June 22, 2010, we refinanced our $150.0 million bank revolving line of credit (“LOC”), which allows for unsecured borrowings through June 22, 2013. Borrowings under the LOC bear interest at LIBOR plus an applicable margin based upon certain financial ratios calculated quarterly. The margin was 2.75% at June 30, 2010. The unused and available portion of the LOC was $145.8 million at June 30, 2010. We had standby letters of credit (“Letters”) totaling approximately $4.2 million outstanding at June 30, 2010, all of which will expire between October 2010 and March 2011. These Letters will likely be replaced upon expiration.

Restrictive covenants under the terms of our debt agreements require the maintenance of certain levels of cash flow, financial ratios and tangible net worth (as defined by the debt agreements). We were in compliance with these covenants at June 30, 2010.

12.	Weighted Average Shares Outstanding

A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net (loss) income per share in the accompanying condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Weighted average shares outstanding:
Weighted average common stock outstanding	38,798	38,675	38,734	38,503
Less: weighted average unvested restricted stock outstanding	948	1,091	964	973
Total basic weighted average shares outstanding	37,850	37,584	37,770	37,530
Diluted weighted average shares outstanding:
Weighted average common stock outstanding, basic	37,850	37,584	37,770	37,530
Effect of dilutive securities:
Common stock options and units1	-	115	-	120
Total weighted average shares outstanding assuming dilution	37,850	37,699	37,770	37,650

1Due to the net loss for the three and six months ended June 30, 2010, stock options and units representing 119 and 115 shares, respectively, have been excluded from the number of shares used in calculating diluted loss per share for that period, as their inclusion would be antidilutive.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Earnings Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Basic
Numerator:
Net (loss) income attributable to Granite	$(6,691)	$17,949	$(47,645)	$26,869
Less: net income allocated to participating securities	-	500	-	667
Net (loss) income allocated to common shareholders for basic calculation	$(6,691)	$17,449	$(47,645)	$26,202
Denominator:
Weighted average common shares outstanding	37,850	37,584	37,770	37,530

Net (loss) income per share, basic	$(0.18)	$0.46	$(1.26)	$0.70

Diluted
Numerator:
Net (loss) income attributable to Granite	$(6,691)	$17,949	$(47,645)	$26,869
Less: net income allocated to participating securities	-	499	-	665
Net (loss) income allocated to common shareholders for diluted calculation	$(6,691)	$17,450	$(47,645)	$26,204
Denominator:
Weighted average common shares outstanding	37,850	37,699	37,770	37,650

Net (loss) income per share, diluted	$(0.18)	$0.46	$(1.26)	$0.70

14.	Income Taxes

It is reasonably possible that we will resolve various uncertain tax positions resulting in a decrease of up to $3.4 million in unrecognized tax benefits within the next twelve months.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.	Equity and Other Comprehensive (Loss) Income

The following tables summarize our equity activity for the periods presented:

(in thousands)	Granite Construction Inc.	Noncontrolling Interests	Total Equity
Balance at December 31, 2009	$830,651	$51,905	$882,556
Purchase of common stock1	(3,434)	-	(3,434)
Other transactions with shareholders	6,918	-	6,918
Transactions with noncontrolling interests, net3	-	(19,399)	(19,399)
Comprehensive (loss) income:
Net (loss) income	(47,645)	7,282	(40,363)
Total comprehensive (loss) income	(47,645)	7,282	(40,363)
Dividends on common stock	(10,087)	-	(10,087)
Balance at June 30, 2010	$776,403	$39,788	$816,191

(in thousands)
Balance at December 31, 2008	$767,509	$36,773	$804,282
Purchase of common stock2	(2,821)	-	(2,821)
Other transactions with shareholders	6,932	-	6,932
Transactions with noncontrolling interests, net3	-	6,114	6,114
Comprehensive income:
Net income	26,869	9,785	36,654
Other comprehensive income	146	-	146
Total comprehensive income	27,015	9,785	36,800
Dividends on common stock	(10,056)	-	(10,056)
Balance at June 30, 2009	$788,579	$52,672	$841,251

1Represents 120,687 shares purchased in connection with employee tax withholding for shares vested.
2Represents 77,683 shares purchased in connection with employee tax withholding for shares vested.
3Amount is comprised primarily of contributions from (distributions to) noncontrolling partners.

The components of other comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Changes in unrealized gain on investments	$-	$-	$-	$238
Tax provision on unrealized loss	-	-	-	(92)
Total other comprehensive income	$-	$-	$-	$146

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	Legal Proceedings

Silica Litigation
Our wholly-owned subsidiary Granite Construction Company (“GCCO”) was one of approximately 100 to 300 defendants in six California Superior Court lawsuits remaining from the silica-related lawsuits filed against GCCO. GCCO has been dismissed from the six lawsuits (four of which were filed in 2005 and two in 2006) this quarter. Each lawsuit was brought by a single plaintiff who was seeking money damages by way of various causes of action, including strict product and market share liability, and alleged personal injuries caused by exposure to silica products and related materials during the plaintiffs’ use or association with sand blasting or grinding concrete. GCCO has now been dismissed from a total of 24 silica-related lawsuits in which GCCO was served, and no such lawsuits are currently pending.

Hiawatha Project DBE Issues
The Hiawatha Light Rail Transit (“HLRT”) project was performed by Minnesota Transit Constructors (“MnTC”), a joint venture that consisted of GCCO and other unrelated companies. GCCO was the managing partner of the joint venture, with a 56.5% interest. The Minnesota Department of Transportation (“MnDOT”) is the contracting agency for this federally funded project. The Metropolitan Council is the local agency conduit for providing federal funds to MnDOT for the HLRT project. MnDOT and the U.S. Department of Transportation Office of Inspector General (“OIG”) each conducted a review of the Disadvantaged Business Enterprise (“DBE”) program maintained by MnTC for the HLRT project. In addition, the U.S. Department of Justice (“USDOJ”) is conducting an investigation into compliance issues with respect to MnTC’s DBE Program for the HLRT project. MnDOT and the OIG (collectively, the “Agencies”) have initially identified certain compliance issues in connection with MnTC’s DBE Program and, as a result, have determined that MnTC failed to meet the DBE utilization criteria as represented by MnTC. Although there has been no formal administrative subpoena issued, nor has a civil complaint been filed in connection with the administrative reviews or the investigation, MnDOT has proposed a monetary sanction of $4.3 million against MnTC and specified DBE training for personnel from the members of the MnTC joint venture as a condition of awarding future projects to joint venture members of MnTC on MnDOT and Metropolitan Council work. MnTC and its members are fully cooperating with the Agencies and the USDOJ. MnTC has presented its detailed written responses to the initial determinations of the Agencies as well as the investigation by the USDOJ.  MnTC, USDOJ, and the Agencies are continuing to engage in informal discussions in an attempt to resolve this matter. Such discussions, if successful, are expected to include resolution of issues with the USDOT and with the state agencies. We cannot, however, rule out the possibility of civil or criminal actions or administrative sanctions being brought against MnTC or one or more of its members which could result in civil and criminal penalties.

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

City of San Diego Fire Debris Cleanup
In the aftermath of the 2007 San Diego County wildfires, GCCO bid for and was awarded a fixed unit price, variable quantity contract with the City of San Diego (the “City”) to perform specified debris cleanup work. GCCO began work in November 2007 and completed the work in April 2008. In August 2008, the City announced that it would conduct an independent audit of the project. In December 2008, the City’s audit report was released with findings that, while some GCCO billings contained mistakes, rates paid to GCCO appear to be generally reasonable. GCCO has reimbursed the City for the undisputed overbilled amount of less than $3,000. The former San Diego City Attorney, after conducting a separate investigation of GCCO’s work on the project, filed a civil lawsuit in California Superior Court, County of San Diego on October 17, 2008 against GCCO and another contractor that had been awarded a similar cleanup contract with the City. In the complaint, the City alleges that both contractors knowingly presented to the City false claims for payment in violation of the California False Claims Act. The City seeks trebled damages in an amount to be determined, and a civil penalty in the amount of $10,000 for each false claim made. After the November 2008 election in which a new City Attorney was elected, GCCO and the City Attorney agreed to stay the lawsuit in order to allow the City Attorney time to complete its investigation. The parties have agreed to jointly request a stay that will expire October 5, 2010, during which time a proposed resolution will be presented by the City Attorney to the City Council for approval. GCCO believes the allegations in the City’s complaint to be without factual or legal basis and, therefore, we believe the City’s entitlement to relief sought under the California False Claims Act is remote.

Grand Avenue Project DBE Issues
On March 6, 2009, the U.S. Department of Transportation, Office of Inspector General (“OIG”) served upon our wholly-owned subsidiary, Granite Construction Northeast, Inc. (“Granite Northeast”), a United States District Court Eastern District of New York subpoena to testify before a grand jury by producing documents. The subpoena seeks all documents pertaining to the use of a Disadvantaged Business Enterprise (“DBE”) firm (the “Subcontractor”), and the Subcontractor’s use of a non-DBE lower tier subcontractor/consultant, on the Grand Avenue Bus Depot and Central Maintenance Facility for the Borough of Queens Project (the “Grand Avenue Project”), a Granite Northeast project.  The subpoena also seeks any documents regarding the use of the Subcontractor as a DBE on any other projects and any other documents related to the Subcontractor or to the lower-tier subcontractor/consultant.  We have complied with the subpoena and are fully cooperating with the OIG’s investigation. To date, Granite Northeast has not been notified that it is either a subject or target of the OIG’s investigation. Accordingly, we do not know whether any criminal charges or civil lawsuits will be brought or against whom, as a result of the investigation. Therefore, we cannot estimate what, if any, criminal or civil penalty or conditional assessment may result from this investigation.

Other Legal Proceedings/Government Inquiries
We are a party to a number of other legal proceedings arising in the normal course of business. From time to time, we also receive inquiries from public agencies seeking information concerning our compliance with government construction contracting requirements and related laws and regulations. We believe that the nature and number of these proceedings and compliance inquiries are typical for a construction firm of our size and scope. Our litigation typically involves claims regarding public liability or contract related issues. While management currently believes, after consultation with counsel, that the ultimate outcome of pending proceedings and compliance inquiries, individually and in the aggregate, will not have a material adverse affect on our financial position or overall trends in results of operations or cash flows, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse effect on our results of operations, cash flows and/or financial position for the period in which the ruling occurs. In addition, our government contracts could be terminated, we could be suspended or debarred, or payment of our costs disallowed. While any one of our pending legal proceedings is subject to early resolution as a result of our ongoing efforts to settle, whether or when any legal proceeding will be resolved through settlement is neither predictable nor guaranteed.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.	Business Segment Information

On August 31, 2009, we announced changes in our organizational structure. In conjunction with the restructure, we changed our reportable business segments to reflect our lines of business rather than geographies, on which our segment reporting was previously based. Effective January 1, 2010, our new reportable segments are: Construction, Large Project Construction, Construction Materials and Real Estate. The prior period segment information presented below has been reclassified to conform to our new reportable segments.

The Construction segment performs various heavy civil construction projects with a large portion of the work focused on new construction and improvement of streets, roads, highways, bridges, site work and other infrastructure projects. These projects are typically bid-build projects completed within two years with a contract value of less than $75 million.

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized segment information is as follows:

	Three Months Ended June 30,
(in thousands)	Construction	Large Project Construction	Construction Materials	Real Estate	Total
2010
Total revenue from reportable segments	$237,943	$153,328	$108,598	$1,844	$501,713
Elimination of intersegment revenue	-	-	(47,509)	-	(47,509)
Revenue from external customers	237,943	153,328	61,089	1,844	454,204
Gross profit	22,901	21,835	4,480	482	49,698
Depreciation, depletion and amortization	5,110	542	7,453	138	13,243
2009
Total revenue from reportable segments	$277,456	$125,770	$104,086	$534	$507,846
Elimination of intersegment revenue	-	-	(46,771)	-	(46,771)
Revenue from external customers	277,456	125,770	57,315	534	461,075
Gross profit (loss)	52,801	22,511	9,583	(1,000)	83,895
Depreciation, depletion and amortization	6,314	1,383	7,948	125	15,770

	Six Months Ended June 30,
(in thousands)	Construction	Large Project Construction	Construction Materials	Real Estate	Total
2010
Total revenue from reportable segments	$319,129	$259,653	$142,318	$8,852	$729,952
Elimination of intersegment revenue	-	-	(55,065)	-	(55,065)
Revenue from external customers	319,129	259,653	87,253	8,852	674,887
Gross profit (loss)	24,747	31,318	(2,645)	1,992	55,412
Depreciation, depletion and amortization	10,626	1,469	15,552	329	27,976
Segment assets	138,207	81,565	378,256	165,081	763,109
2009
Total revenue from reportable segments	$445,505	$274,830	$142,823	$951	$864,109
Elimination of intersegment revenue	-	-	(55,662)	-	(55,662)
Revenue from external customers	445,505	274,830	87,161	951	808,447
Gross profit (loss)	87,977	56,175	9,269	(790)	152,631
Depreciation, depletion and amortization	14,095	2,976	15,614	301	32,986
Segment assets	150,345	63,159	417,701	146,766	777,971

A reconciliation of segment gross profit to consolidated income (loss) before provision for (benefit from) income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Total gross profit from reportable segments	$49,698	$83,895	$55,412	$152,631
Selling, general and administrative expenses	51,357	56,319	106,649	110,674
Gain on sales of property and equipment	3,800	2,808	8,252	5,329
Other (expense) income, net	(368)	470	(585)	2,384
Income (loss) before provision for (benefit from) income taxes	$1,773	$30,854	$(43,570)	$49,670

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

Overview

We are one of the largest heavy civil contractors in the United States, engaged in the construction and improvement of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, dams and other infrastructure-related projects. We produce construction materials through the use of our aggregate reserves and plant facilities. We also operate a real estate investment and development company. Our permanent offices are located in Alaska, Arizona, California, Florida, Nevada, New York, Texas, Utah and Washington.

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

The three primary economic drivers of our business are (1) the overall health of the economy, (2) federal, state and local public funding levels and (3) population growth with the resulting private development. For example, a stagnant or declining economy will generally result in reduced demand for construction and construction materials in the private sector. This reduced demand increases competition for private sector projects and will ultimately also increase competition in the public sector as companies migrate from bidding on scarce private sector work to projects in the public sector. Greater competition can reduce our revenues and/or have a downward impact on our gross profit margins. In addition, a stagnant or declining economy tends to produce less tax revenue for public agencies, thereby decreasing a source of funds available for spending on public infrastructure improvements. Some funding sources that have been specifically earmarked for infrastructure spending, such as diesel and gasoline taxes, are not as directly affected by a stagnant or declining economy, unless actual consumption is reduced. However, even these can be temporarily at risk as state and local governments struggle to balance their budgets. Additionally, high fuel prices can have a dampening effect on consumption, resulting in overall lower tax revenue. Conversely, increased levels of public funding as well as an expanding or robust economy will generally increase demand for our services and provide opportunities for revenue growth and margin improvement.

New Reporting Structure

On August 31, 2009, we announced changes in our organizational structure designed to improve operating efficiencies and better position the Company for long-term growth. In conjunction with the restructure, we changed our reportable business segments to align with our lines of business rather than geographies, on which our segment reporting was previously based. Effective January 1, 2010 our new reportable segments are: Construction, Large Project Construction, Construction Materials and Real Estate. Additionally, we reclassified certain costs between cost of revenue and selling, general and administrative expenses to better represent our direct cost of revenue. These reclassifications did not have a significant impact on our previously reported net operating results.

Our market sector information reflects three regions defined as follows: 1) California; 2) West, excluding California, which includes our offices in Alaska, Nevada, Utah and Washington; and 3) East which includes our offices in Arizona, Florida, New York and Texas. Each of these regions includes operations from our Construction, Large Project Construction, and Construction Materials lines of business.

Current Economic Environment and Outlook

Market conditions remained very challenging during the second quarter of 2010. The weak demand for residential development continued to contribute to increased competition for public sector projects. This highly competitive environment, combined with pressure on public funding available for transportation and infrastructure projects, had an impact on our revenue, backlog and gross profit margins in the Construction segment. As a result we expect lower revenue and lower gross margins during 2010 than in previous years. We expect these conditions to continue into 2011 due to the uncertainty surrounding federal, state and local transportation funding and the slow pace of the economic recovery.

Large Project Construction projects are also competitive. However, the scale and complexity of the large jobs precludes many smaller contractors from bidding such work. The Large Project Construction segment has seen an increase in backlog when compared to June 30, 2009 and is tracking over $9.0 billion of work which will be bid during the next twelve months.

Additionally, we expect the slow pace of residential and commercial development activity to have a continued negative impact on our Construction Materials segment.

Results of Operations

Interim results are subject to significant seasonal variations and the results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Comparative Financial Summary	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Total revenue	$454,204	$461,075	$674,887	$808,447
Gross profit	49,698	83,895	55,412	152,631
Operating income (loss)	2,141	30,384	(42,985)	47,286
Other (expense) income, net	(368)	470	(585)	2,384
Provision for (benefit from) income taxes	4,406	8,187	(3,207)	13,016
Amount attributable to noncontrolling interests	(4,058)	(4,718)	(7,282)	(9,785)
Net (loss) income attributable to Granite	(6,691)	17,949	(47,645)	26,869

Total Revenue by Segment	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2010		2009		2010		2009
Construction	$237,943	52.4%	$277,456	60.2%	$319,129	47.3%	$445,505	55.1%
Large Project Construction	153,328	33.8	125,770	27.3	259,653	38.5	274,830	34.0
Construction Materials	61,089	13.4	57,315	12.4	87,253	12.9	87,161	10.8
Real Estate	1,844	0.4	534	0.1	8,852	1.3	951	0.1
Total	$454,204	100.0%	$461,075	100.0%	$674,887	100.0%	$808,447	100.0%

Construction Revenue	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2010		2009		2010		2009
California:
Public sector	$76,741	32.3%	$111,778	40.3%	$109,283	34.2%	$184,589	41.4%
Private sector	9,791	4.1	10,413	3.8	17,023	5.3	20,383	4.6
West, excluding California:
Public sector	$117,271	49.3%	$121,627	43.8%	$139,706	43.9%	$162,088	36.4%
Private sector	6,724	2.8	10,852	3.9	7,414	2.3	15,671	3.5
East:
Public sector	$27,280	11.4%	$21,969	7.9%	$44,360	13.9%	$60,268	13.5%
Private sector	136	0.1	817	0.3	1,343	0.4	2,506	0.6
Total	$237,943	100.0%	$277,456	100.0%	$319,129	100.0%	$445,505	100.0%

Revenue for the three and six months ended June 30, 2010 decreased by $39.5 million, or 14.2%, and $126.4 million, or 28.4%, respectively, compared to the same periods in 2009. These decreases were due to the lower demand for residential development and a highly competitive marketplace as contractors aggressively bid for the limited work available. As a result, we were engaged in fewer public sector projects during the first half of 2010 than in the comparable period of 2009. In particular, revenue in the first half of 2009 included $69.2 million from federally funded security projects that were substantially completed in 2009. Revenue in the first half of 2010 was also negatively affected by adverse weather conditions in the first quarter.

Large Project Construction Revenue1	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2010		2009		2010		2009
California	$14,812	9.7%	$15,068	12.0%	$26,798	10.3%	$25,864	9.5%
West, excluding California	14,225	9.3	10,535	8.4	19,987	7.7	17,173	6.2
East	124,291	81.0	100,167	79.6	212,868	82.0	231,793	84.3
Total	$153,328	100.0%	$125,770	100.0%	$259,653	100.0%	$274,830	100.0%

1All revenue is earned from the public sector.

Revenue increased by $27.6 million, or 21.9%, for the three months ended June 30, 2010 and decreased by $15.2 million, or 5.5%, for the six months ended June 30, 2010 compared to the same periods in 2009. Revenue for the three months ended June 30, 2010 increased primarily due to higher production levels on new projects in New York and Texas. Unusually wet weather during the first quarter of 2010 contributed to the six month decrease for the segment. Additionally, revenue for the six months ended June 30, 2009 included the positive impact of a $17.3 million settlement related to a project in the East. We did not benefit from a similar settlement in 2010. Lower ratios of consolidated to unconsolidated joint ventures adversely affected revenue by approximately $7.9 million for the three months ended June 30, 2010 and contributed approximately $18.1 million to the decrease in revenue for the six month period, compared to the prior year. Only Granite’s pro rata share of revenues from unconsolidated joint ventures is included in revenue.

Construction Materials Revenue	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2010		2009		2010		2009
California	$39,784	65.1%	$36,174	63.1%	$60,246	69.0%	$56,737	65.1%
West, excluding California	15,491	25.4	17,034	29.7	18,141	20.8	21,761	25.0
East	5,814	9.5	4,107	7.2	8,866	10.2	8,663	9.9
Total	$61,089	100.0%	$57,315	100.0%	$87,253	100.0%	$87,161	100.0%

Revenue for the three and six months ended June 30, 2010 increased by $3.8 million, or 6.6%, and $0.1 million, or 0.1%, respectively, compared to the same periods in 2009. These increases were primarily due to sales generated from new plants that became operational late in 2009.

Real Estate Revenue
Real Estate revenue for the three and six months ended June 30, 2010 increased by $1.3 million and $7.9 million, respectively, compared with the same periods in 2009. The increase during the three months was due to recognition of previously deferred revenue. The increase during the six months was due to the sale of a commercial property in California. We continue to experience limited sales activity due to the slow recovery of the real estate market.

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

The following tables illustrate our contract backlog as of the respective dates:

Total Contract Backlog by Segment
(dollars in thousands)	June 30, 2010		March 31, 2010		June 30, 2009
Construction	$594,214	38.3%	$487,751	30.9%	$687,696	44.9%
Large Project Construction	957,080	61.7	1,091,251	69.1	844,547	55.1
Total	$1,551,294	100.0%	$1,579,002	100.0%	$1,532,243	100.0%

Construction Contract Backlog
(dollars in thousands)	June 30, 2010		March 31, 2010		June 30, 2009
California:
Public sector	$241,761	40.7%	$176,919	36.2%	$232,937	33.9%
Private sector	10,043	1.7	6,602	1.4	16,152	2.3
West, excluding California:
Public sector	$272,565	45.9%	$222,767	45.7%	$369,091	53.7%
Private sector	6,465	1.1	4,934	1.0	6,164	0.9
East:
Public sector	$61,922	10.4%	$75,042	15.4%	$60,475	8.8%
Private sector	1,458	0.2	1,487	0.3	2,877	0.4
Total	$594,214	100.0%	$487,751	100.0%	$687,696	100.0%

Contract backlog of $594.2 million at June 30, 2010 was $106.5 million, or 21.8%, higher than at March 31, 2010 and $93.5 million, or 13.6%, lower than at June 30, 2009. The increase from March 31, 2010 was primarily due to an improved success rate on bidding activity for work in the West, including the award of a $22.2 million highway widening project in California and a $21.5 million bridge project in Washington. The decrease from June 30, 2009 was primarily driven by progress on existing projects, the continued weak demand for residential construction, and intense competition for public sector work as competitors migrated from the increasingly scarce private sector work, creating more competition for public sector projects.

Large Project Contract Backlog1
(dollars in thousands)	June 30, 2010		March 31, 2010		June 30, 2009
California	$32,568	3.4%	$40,842	3.7%	$71,091	8.4%
West, excluding California	53,868	5.6	61,907	5.7	95,785	11.3
East	870,644	91.0	988,502	90.6	677,671	80.3
Total	$957,080	100.0%	$1,091,251	100.0%	$844,547	100.0%

1All contract backlog is related to contracts with public agencies.

Contract backlog of $957.1 million at June 30, 2010 was $134.2 million, or 12.3%, lower than at March 31, 2010, and $112.5 million, or 13.3%, higher than at June 30, 2009. The decrease in backlog from March 31, 2010 reflects progress made on large construction projects during the second quarter. The increase in backlog from June 30, 2009 reflects contract modifications and notices to proceed associated with a tunnel project in New York City and the Houston light rail project, as well as an award for our portion of the work on the World Trade Center Path Hall (“WTC”) Project in New York City. Our share of the WTC work is 20% or approximately $108.0 million. In July 2010, we received awards that will be booked into contract backlog in the third quarter of 2010, including a $78.0 million rail project in California and a $29.0 million highway project in New Mexico.

Contract backlog includes construction management contracts for the design of two large infrastructure projects. These contracts require us to negotiate with the owners for the construction phase of the projects. As the design phase of these projects advances, we have seen progress in our negotiations for the construction work. In July 2010 we were awarded approximately $106.0 million associated with one of these projects to build a new freeway, transit and trail system project in Utah that will be booked into contract backlog in the third quarter of 2010.

Included in contract backlog is $69.7 million, $87.9 million and $171.3 million for the periods June 30, 2010, March 31, 2010, and June 30, 2009, respectively, associated with noncontrolling interests.

Gross Profit (Loss)

The following table presents gross profit (loss) by business segment for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Construction	$22,901	$52,801	$24,747	$87,977
Percent of segment revenue	9.6%	19.0%	7.8%	19.7%
Large Project Construction	$21,835	$22,511	$31,318	$56,175
Percent of segment revenue	14.2%	17.9%	12.1%	20.4%
Construction Materials	$4,480	$9,583	$(2,645)	$9,269
Percent of segment revenue	7.3%	16.7%	-3.0%	10.6%
Real Estate	$482	$(1,000)	$1,992	$(790)
Percent of segment revenue	26.1%	-187.3%	22.5%	-83.1%
Total gross profit	$49,698	$83,895	$55,412	$152,631
Percent of total revenue	10.9%	18.2%	8.2%	18.9%

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

Revenue from projects that have not yet reached our profit recognition threshold is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Construction	$32,675	$15,413	$34,629	$16,064
Large Project Construction	34,386	6,416	59,401	11,066
Total revenue from contracts with deferred profit	$67,061	$21,829	$94,030	$27,130

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

Construction gross profit for the three and six months ended June 30, 2010 decreased $29.9 million and $63.2 million, respectively, compared to the same periods in 2009. The decreases were due to lower revenues, a highly competitive marketplace and lower margins in beginning backlog. In addition, the decreases were due in part to the recognition, in 2009, of deferred profit on a design/build project that reached the point of profit recognition during the first six months of 2009.

Large Project Construction gross profit remained relatively unchanged for the three months ended June 30, 2010 and decreased $24.9 million for the six months ended June 30, 2010 compared to the same periods in 2009. Gross profit for the six months ended June 30, 2010 was impacted by unusually wet weather, design issues and higher than anticipated job costs during the first quarter of the year. During the six months ended June 30, 2010, $59.4 million of revenue was recognized on projects which have not yet reached the profit recognition threshold compared to $11.1 million for the same period in 2009. Additionally, the net impact of a negotiated claims settlement on a project in the Northeast added $17.3 million to gross profit during 2009. On a large highway project in mountainous terrain in Oregon, several hillsides have experienced unanticipated ground movement. In some locations, the ground movements have caused damage to completed portions of bridge structures. The Company and the project owner, the Oregon Department of Transportation, are discussing the technical issues associated with these ground movements and identifying and analyzing possible remedial work plans to address these developments. At this time, the Company cannot reasonably estimate the impact, if any, these developments may have on the projected financial results for this project. Therefore, no revisions in estimates have been made this quarter related to these developments.

Construction Materials gross profit (loss) for the three and six months ended June 30, 2010 decreased $5.1 million and $11.9 million compared to the same periods in 2009 due primarily to higher fixed costs related to new plants that became operational late in 2009 without a corresponding increase in sales.

Real Estate gross profit was $0.5 million and $2.0 million for the three and six months ended June 30, 2010, respectively, compared to gross losses of $1.0 million and $0.8 million in the same periods of 2009. Gross profit increased primarily due to the sale of a commercial property in California in the first half of 2010.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Selling
Salaries and related expenses	$12,484	$12,423	$26,254	$24,780
Other selling expenses	2,646	3,768	5,422	7,244
Total selling	$15,130	$16,191	$31,676	$32,024
General and administrative
Salaries and related expenses	$16,834	$18,993	$37,534	$39,874
Incentive compensation, discretionary profit sharing and other variable compensation	6,205	6,623	9,663	12,146
(Recovery of) provision for doubtful accounts, net	(102)	(663)	406	(3,386)
Other general and administrative expenses	13,290	15,175	27,370	30,016
Total general and administrative	$36,227	$40,128	$74,973	$78,650
Total	$51,357	$56,319	$106,649	$110,674
Percent of revenue	11.3%	12.2%	15.9%	13.7%

Selling, general and administrative expenses for the three and six months ended June 30, 2010 decreased $5.0 million, or 8.8% and $4.0 million, or 3.6%, respectively, compared to the same periods in 2009.

Selling Expenses
Selling expenses include the costs of business and aggregate resource development, estimating and bidding. Selling compensation can vary due to the number of project employees assigned to estimating and bidding activities. As projects are completed or the level of work slows down, we temporarily redeploy project employees to work on bidding activities of new projects, moving their salaries and related costs from cost of revenues to selling expenses.

Total selling expenses for the three and six months ended June 30, 2010 decreased $1.1 million, or 6.6%, and $0.3 million, or 1.1%, respectively, compared to the same periods in 2009, as we continue to reduce our overall cost structure.

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

Total general and administrative expenses for the three and six months ended June 30, 2010 decreased $3.9 million and $3.7 million, respectively, compared to the same periods in 2009 which included the recovery of $1.6 million and $4.9 million, respectively, on an account that had been reserved for in previous years. Incentive compensation for the three and six months ended June 30, 2010 decreased $0.4 million and $2.5 million, respectively, due to lower profits and was primarily comprised of amortization related to unvested restricted stock issued in previous years.

Other (Expense) Income

The following table presents the components of other (expense) income for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Interest income	$1,098	$1,109	$2,037	$3,170
Interest expense	(3,013)	(2,853)	(6,747)	(6,341)
Equity in (loss) income of affiliates	(387)	783	(706)	339
Other income, net	1,934	1,431	4,831	5,216
Total other (expense) income	$(368)	$470	$(585)	$2,384

Interest income remained relatively unchanged during the three months ended June 30, 2010 and decreased in the six months ended June 30, 2010, compared with the same periods in 2009. The decrease was primarily due to lower cash balances in 2010. Other income, net during the three and six months ended June 30, 2010 is primarily comprised of $2.9 million of previously deferred income related to the sale of an investment in our affiliate in 2008. Other income, net during the six months ended June 30, 2009 is primarily comprised of a gain of approximately $4.4 million related to the sale of gold, a by-product of one of our aggregate extraction operations.

Income Taxes

The following table presents the provision for (benefit from) income taxes for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Provision for (benefit from) income taxes	$4,406	$8,187	$(3,207)	$13,016
Effective tax rate	248.5%	26.5%	7.4%	26.2%

We calculate our income tax provision (benefit) at the end of each interim period by estimating our annual effective tax rate and apply that rate to our year-to-date ordinary earnings. The effect of changes in enacted tax laws, tax rates or tax status is recognized in the interim period in which the change occurs.

Our effective tax rate increased to 248.5% for the three months ended June 30, 2010 from 26.5% and decreased to 7.4% for the six months ended June 30, 2010 from 26.2% for the same periods in 2009, respectively. These changes were primarily due to a downward revision of our estimated annual effective tax rate resulting from a forecasted increase in noncontrolling interests as a percent of net income, as income taxes on noncontrolling interests are not included in our effective tax rate. The unusually high rate for the three months ended June 30, 2010 is due to adjusting the year-to-date effective tax rate to the current estimate of our annual effective tax rate.

Noncontrolling Interests

The following table presents the amount attributable to noncontrolling interests in consolidated subsidiaries for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Amount attributable to noncontrolling interests	$(4,058)	$(4,718)	$(7,282)	$(9,785)

The amount attributable to noncontrolling interests represents the noncontrolling owners’ share of the income or loss of our consolidated construction joint ventures and real estate development entities. The balance remained relatively unchanged for the three months ended June 30, 2010 compared to 2009 as new projects replaced those that were nearing completion in 2009. The amount for the six months ended June 30, 2010 decreased compared to the same period in 2009 as activity on joint venture projects neared completion.

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

The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated joint ventures, as of the respective dates:

	June 30,	December 31,	June 30,
(in thousands)	2010	2009	2009
Cash and cash equivalents excluding consolidated joint ventures	$102,760	$216,518	$235,228
Consolidated joint venture cash and cash equivalents	105,690	122,438	120,940
Total consolidated cash and cash equivalents	208,450	338,956	356,168
Short-term and long-term marketable securities1	141,857	119,385	78,206
Total cash, cash equivalents and marketable securities	$350,307	$458,341	$434,374

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

Cash Flows (in thousands)	Six Months Ended June 30,
	2010	2009
Net cash used in:
Operating activities	$(38,918)	$(6,035)
Investing activities	(40,237)	(64,208)
Financing activities	(51,351)	(34,432)

Cash used in operating activities was $38.9 million for the six months ended June 30, 2010 compared to $6.0 million in 2009. The increased use of cash was primarily driven by our net loss and was partially offset by a more favorable change in working capital items in 2010 as compared to 2009.

Cash used in investing activities for the six months ended June 30, 2010 was $24.0 million lower than the same period in 2009. The change was primarily due to a $33.9 million decrease in purchases of property and equipment related to the completion of two aggregate and asphalt plants in 2009 partially offset by an increase in purchases of marketable securities as we continue to move from cash and cash equivalents to marketable securities. In addition, the first half of 2010 included a $6.4 million investment in a corporation that designs and manufactures power generation and equipment systems.

Cash used in financing activities for the six months ended June 30, 2010 increased $16.9 million compared to the same period in 2009. The primary reason for this change was a $10.7 million increase in distributions to noncontrolling partners, net.

Capital Expenditures

During the six months ended June 30, 2010, we had capital expenditures of $21.8 million compared to $55.7 million during the six months ended June 30, 2009. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate investing up to $50.0 million in capital expenditures during 2010.

Bank and Surety Credit Facilities

On June 22, 2010, we refinanced our $150.0 million bank revolving line of credit (“LOC”), which allows for unsecured borrowings through June 22, 2013. Borrowings under the LOC bear interest at LIBOR plus an applicable margin based upon certain financial ratios calculated quarterly. The margin was 2.75% at June 30, 2010. The unused and available portion of the LOC was $145.8 million at June 30, 2010. We had standby letters of credit (“Letters”) totaling approximately $4.2 million outstanding at June 30, 2010, all of which will expire between October 2010 and March 2011. These Letters will likely be replaced upon expiration.

Additionally, we are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At June 30, 2010, approximately $1.5 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds when the owner accepts the contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

A significant portion of our real estate held for development and sale is secured by mortgages. These mortgages are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement and development. Modification of mortgage terms may include changes in loan-to-value ratios requiring our GLC real estate entities to repay portions of the debt. During the three and six months ended June 30, 2010, we provided additional funding of $0.8 million and $2.8 million, respectively, to these real estate entities to facilitate mortgage refinancing. As of June 30, 2010, the principal amount of debt of our real estate entities secured by mortgages was $56.3 million of which $39.7 million is included in current liabilities and $16.6 million is included in long-term liabilities on our condensed consolidated balance sheet.

Restrictive covenants under the terms of our debt agreements require the maintenance of certain financial ratios and tangible net worth (as defined by the debt agreements). Our debt agreements define certain events of default such as the failure to observe certain covenants or the failure by us or one of our consolidated subsidiaries (other than any real estate affiliate over which we exercise control that incurs certain indebtedness) to pay its debts as they become due. As of June 30, 2010, we were in compliance with our debt covenants and our affiliates and consolidated subsidiaries were current with their debt agreements. We are not aware of any debt agreement non-compliance by our unconsolidated entities as of June 30, 2010. Should we, our affiliates, or consolidated subsidiaries fail to comply with these covenants, or should any other event of default occur (other than certain indebtedness incurred by any of our real estate affiliates), the lenders could cause the amounts due under the debt agreements to become immediately payable and terminate their obligation to make further credit available.

Share Purchase Program

In 2007, our Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion. As of June 30, 2010, $64.1 million was available for purchase. We did not purchase shares under the share purchase program in any of the periods presented.

Recent Accounting Pronouncements

See Note 2 of the “Notes to the Condensed Consolidated Financial Statements” for a description of recent accounting pronouncements, including the expected dates of adoption and effects on our condensed consolidated balance sheets, statements of operations and statements of cash flows.

Website Access

Our website address is www.graniteconstruction.com. On our website we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the US Securities and Exchange Commission. The information on our website is not incorporated into, and is not part of, this report. These reports, and any amendments to them, are also available at the website of the US Securities and Exchange Commission, www.sec.gov.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There was no significant change in our exposure to market risks since December 31, 2009.

Item 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

During the second quarter of 2010, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

See Part I, Item 1. Financial Statements, Note 16 - Legal Proceedings.

Item 1A.	RISK FACTORS

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

10.1	†	Credit Agreement dated June 22, 2010 among Granite Construction Incorporated and five enumerated financial institutions and Bank of America, N.A., as Administrative Agent
10.2	†
Guaranty Agreement dated June 22, 2010 from the subsidiaries of Granite Construction Incorporated as Guarantors of financial accommodations pursuant to the terms of the Credit Agreement date June 22, 2010

10.3	†	International Swap Dealers Association, Inc. Master Agreement and Credit Support Annex between Shell Energy north America (US), L.P. and Granite Construction Incorporated dated as of March 16, 2010
31.1	†	Certification of Principal Executive Officer
31.2	†	Certification of Principal Financial Officer
32	††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	††	XBRL Instance Document
101.SCH	††	XBRL Taxonomy Extension Schema
101.CAL	††	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	††	XBRL Taxonomy Extension Label Linkbase
101.PRE	††	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	††	XBRL Taxonomy Extension Definition Linkbase

	†	Filed herewith
	††	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date:	August 2, 2010	By:	/s/ Laurel J. Krzeminski
Laurel J. Krzeminski
Vice President and Chief Financial Officer