Form 10-Q
period 2010-09-30
GRANITE CONSTRUCTION INC
filed 2010-11-09
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 26, 2010.

Class	Outstanding
Common Stock, $0.01 par value	38,774,374 shares

Index

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2010, December 31, 2009 and September 30, 2009
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009
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
SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.CAL
EXHIBIT 101.LAB
EXHIBIT 101.PRE

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)

	September 30,	December 31,	September 30,
	2010	2009	2009
ASSETS
Current assets
Cash and cash equivalents	$257,854	$338,956	$371,434
Short-term marketable securities	80,962	42,448	27,798
Receivables, net	375,914	280,252	382,572
Costs and estimated earnings in excess of billings	34,448	10,619	38,011
Inventories	45,224	45,800	51,972
Real estate held for development and sale	151,638	139,449	135,306
Deferred income taxes	31,035	31,034	43,356
Equity in construction joint ventures	80,496	67,693	58,450
Other current assets	42,409	50,467	41,185
Total current assets	1,099,980	1,006,718	1,150,084
Property and equipment, net	491,363	520,778	530,661
Long-term marketable securities	49,502	76,937	62,612
Investments in affiliates	32,515	24,644	21,309
Other noncurrent assets	78,611	80,498	80,233
Total assets	$1,751,971	$1,709,575	$1,844,899
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$8,444	$15,017	$15,017
Current maturities of non-recourse debt	39,157	43,961	53,177
Accounts payable	206,993	131,251	211,670
Billings in excess of costs and estimated earnings	157,233	156,041	187,205
Accrued expenses and other current liabilities	173,547	159,843	209,806
Total current liabilities	585,374	506,113	676,875
Long-term debt	216,870	225,203	225,219
Long-term non-recourse debt	16,420	19,485	8,363
Other long-term liabilities	48,764	48,998	48,884
Deferred income taxes	27,883	27,220	17,917
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	-	-	-
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding 38,769,787 shares as of September 30, 2010, 38,635,021 shares as of December 31, 2009 and 38,669,447 shares as of September 30, 2009	388	386	387
Additional paid-in capital	101,567	94,633	92,356
Retained earnings	711,497	735,632	724,621
Total Granite Construction Incorporated shareholders’ equity	813,452	830,651	817,364
Noncontrolling interests	43,208	51,905	50,277
Total equity	856,660	882,556	867,641
Total liabilities and equity	$1,751,971	$1,709,575	$1,844,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue
Construction	$409,989	$466,605	$729,118	$912,110
Large project construction	169,972	181,171	429,625	456,001
Construction materials	88,128	71,527	175,381	158,688
Real estate	2,761	981	11,613	1,932
Total revenue	670,850	720,284	1,345,737	1,528,731
Cost of revenue
Construction	365,323	393,970	659,705	751,498
Large project construction	151,656	155,950	379,991	374,605
Construction materials	75,991	63,176	165,889	141,068
Real estate	1,725	1,531	8,585	3,272
Total cost of revenue	594,695	614,627	1,214,170	1,270,443
Gross profit	76,155	105,657	131,567	258,288
Selling, general and administrative expenses	47,160	60,950	153,809	171,624
Gain on sales of property and equipment	3,165	1,549	11,417	6,878
Operating income (loss)	32,160	46,256	(10,825)	93,542
Other income
Interest income	2,110	744	4,147	3,914
Interest expense	(547)	(4,245)	(7,294)	(10,586)
Equity in income (loss) of affiliates	529	4,021	(177)	4,360
Other income, net	1,023	3,062	5,854	8,278
Total other income	3,115	3,582	2,530	5,966
Income (loss) before (benefit from) provision for income taxes	35,275	49,838	(8,295)	99,508
(Benefit from) provision for income taxes	(8,026)	13,300	(11,233)	26,316
Net income	43,301	36,538	2,938	73,192
Amount attributable to noncontrolling interests	(4,620)	(5,940)	(11,902)	(15,725)
Net income (loss) attributable to Granite Construction Incorporated	$38,681	$30,598	$(8,964)	$57,467

Net income (loss) per share attributable to common shareholders (see Note 13)
Basic	$1.00	$0.79	$(0.24)	$1.49
Diluted	$0.99	$0.79	$(0.24)	$1.49

Weighted average shares of common stock
Basic	37,865	37,595	37,802	37,552
Diluted	38,071	37,709	37,802	37,670

Dividends per common share	$0.13	$0.13	$0.39	$0.39

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)

Nine Months Ended September 30,	2010	2009
Operating activities
Net income	$2,938	$73,192
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of real estate held for development and sale	107	1,686
Depreciation, depletion and amortization	54,169	59,048
Provision for (recovery of) doubtful accounts	136	(3,844)
Gain on sales of property and equipment	(11,417)	(6,878)
Stock-based compensation	10,241	7,869
Gain on company owned life insurance	(2,655)	(2,013)
Equity in loss (income) of affiliates	177	(4,360)
Changes in assets and liabilities, net of the effects of consolidations:
Receivables	(90,900)	(61,943)
Inventories	576	3,251
Real estate held for development and sale	(10,089)	(13,359)
Equity in construction joint ventures	(14,010)	(13,769)
Other assets, net	6,959	14,694
Accounts payable	75,422	36,939
Accrued expenses and other current liabilities, net	11,549	32,615
Billings in excess of costs and estimated earnings, net	(22,637)	(64,875)
Net cash provided by operating activities	10,566	58,253
Investing activities
Purchases of marketable securities	(78,355)	(61,974)
Maturities of marketable securities	60,900	32,610
Proceeds from company owned life insurance	2,078	-
Additions to property and equipment	(30,182)	(75,773)
Proceeds from sales of property and equipment	17,225	10,089
Purchase of private preferred stock	(6,400)	-
Contributions to affiliates, net	(1,233)	(4,969)
Issuance of notes receivable	(1,314)	(4,270)
Collection of notes receivable	2,799	385
Other investing activities, net	77	65
Net cash used in investing activities	(34,405)	(103,837)
Financing activities
Proceeds from long-term debt	619	8,384
Long-term debt principal payments	(18,472)	(18,139)
Cash dividends paid	(15,110)	(15,031)
Purchase of common stock	(3,374)	(2,840)
Distributions to noncontrolling partners, net	(20,940)	(16,251)
Other financing activities	14	52
Net cash used in financing activities	(57,263)	(43,825)
Decrease in cash and cash equivalents	(81,102)	(89,409)
Cash and cash equivalents at beginning of period	338,956	460,843
Cash and cash equivalents at end of period	$257,854	$371,434

Supplementary Information
Cash paid during the period for:
Interest	$8,196	$11,883
Income taxes	469	13,964
Non-cash investing and financing activities:
Stock issued for services, net of forfeitures	$6,763	$19,164
Accrued cash dividends	5,040	5,027
Debt payments from sale of assets	5,487	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” “Company” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe the disclosures made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2010 and 2009 and the results of our operations and cash flows for the periods presented. In preparing these financial statements, we have evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. The December 31, 2009 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements, except for the change in our reportable business segments described in Note 17, “Business Segment Information” and the adoption of two new accounting standards. We adopted Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, which clarified fair value disclosure requirements for assets and liabilities measured on a recurring basis, effective as of March 31, 2010 (see Note 5). Additionally, we adopted the new consolidation requirements applicable to our construction and real estate joint ventures that are considered variable interest entities (“VIEs”) as defined by ASC Topic 810, Consolidation, effective as of January 1, 2010. To ascertain if we are required to consolidate a VIE, we determine whether we are the VIE’s primary beneficiary. This new accounting standard changes the method used to determine the primary beneficiary of a VIE and requires the following:

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

Interim results are subject to significant seasonal variations and the results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Reclassifications of certain costs between cost of revenue and selling, general and administrative expenses have been made to prior year’s condensed consolidated financial statements and footnote disclosures to conform to current year presentation. These reclassifications did not have a significant impact on our previously reported net operating results.

2.	Recently Issued Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06. This ASU amends the accounting guidance in ASC Topic 820, Fair Value Measurements and Disclosures, regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3 fair value measurements). This ASU requires separate disclosures about purchases, sales, issuances and settlements and will be effective in 2011. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Revisions in Estimates

Our profit recognition related to construction contracts is based on estimates of costs to complete each project. These estimates can vary in the normal course of business as projects progress and uncertainties are resolved. We do not recognize revenue on contract change orders or claims until we have a signed agreement; however, we do recognize costs as incurred and revisions to estimated total costs as soon as the obligation to perform is determined. Approved change orders and claims, as well as changes in related estimates of costs to complete, are considered revisions in estimates. We use the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. Under this option, revisions in estimates are accounted for in their entirety in the period of change. As of September 30, 2010, we had no revisions in estimates that are reasonably certain to impact future periods.

Construction

The net change in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit was a net increase of $0.7 million and a net decrease of $0.4 million for the three and nine months ended September 30, 2010, respectively. The net change for the three and nine months ended September 30, 2009 was a net decrease in gross profit of $0.8 million and a net increase in gross profit of $24.2 million, respectively. The projects are summarized as follows:

Increases
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2010	2009	2010	2009
Number of projects with upward estimate changes	2	2	3	16
Range of increase in gross profit from each project, net	$2.2 - 2.9	$1.5 - 3.8	$1.0 - 2.9	$1.0 - 5.6
Increase on project profitability	$5.1	$5.3	$6.5	$32.0

The increases during the three and nine months ended September 30, 2010 were due to the resolution of certain project uncertainties and owner directed scope changes. The increases during the three and nine months ended September 30, 2009 were due to the resolution of certain project uncertainties, higher productivity than originally anticipated and the settlement of outstanding issues with contract owners.

Decreases
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2010	2009	2010	2009
Number of projects with downward estimate changes	2	1	3	2
Range of reduction in gross profit from each project, net	$2.2 - 2.2	$6.1	$1.9 - 2.7	$1.7 - 6.1
Decrease on project profitability	$4.4	$6.1	$6.9	$7.8

The downward estimate changes during the three and nine months ended September 30, 2010 were due to lower productivity than originally anticipated, disputed materials performance issues and rework costs to meet contract specifications. The decreases during the three and nine months ended September 30, 2009 were due to unanticipated costs, disputed materials performance issues, owner directed scope changes and rework costs to meet contract specifications.

There were no amounts attributable to noncontrolling interests included in these revisions in estimates during the three and nine months ended September 30, 2010 or 2009.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Large Project Construction

The net changes in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit was a net decrease of $0.1 million and a net increase of $6.5 million for the three and nine months ended September 30, 2010, respectively. The net changes for the three and nine months ended September 30, 2009 were net increases of $4.1 million and $33.3 million, respectively. These revisions in estimates included amounts attributable to noncontrolling interests of $0.1 million and $1.5 million for the three and nine months ended September 30, 2010, respectively, and $0.6 million and $2.9 million for the three and nine months ended September 30, 2009, respectively. The projects are summarized as follows:

Increases
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2010	2009	2010	2009
Number of projects with upward estimate changes	2	3	6	9
Range of increase in gross profit from each project, net	$1.4 - 2.8	$1.4 - 2.4	$1.0 - 4.2	$1.5 - 18.0
Increase on project profitability	$4.2	$6.1	$11.6	$37.2

The increases during the three and nine months ended September 30, 2010 were due to settlement of design issues with a subcontractor, resolution of project uncertainties, owner directed scope changes and improved productivity. The increases during the three and nine months ended September 30, 2009 included resolution of project uncertainties, the settlement of outstanding revenue issues with various contract owners and improved productivity on certain projects. Gross profit for the nine months ended September 30, 2009 included a negotiated claims settlement with the owner on a project in the Northeast for approximately $17.3 million.

Decreases
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2010	2009	2010	2009
Number of projects with downward estimate changes	2	1	2	2
Range of reduction in gross profit from each project, net	$1.9 - 2.4	$2.0	$2.2 - 2.9	$1.9 - 2.0
Decrease on project profitability	$4.3	$2.0	$5.1	$3.9

The downward estimate changes during the three and nine months ended September 30, 2010 were due to lower productivity than originally anticipated as well as site conditions that were different than anticipated. The decreases during the three and nine months ended September 30, 2009 were due to issues with contract owners as well as job level productivity.

On a large highway project in mountainous terrain in Oregon, several hillsides have experienced unanticipated ground movement. In some locations, the ground movements have caused damage to completed portions of bridge structures. The Company and the project owner, the Oregon Department of Transportation, are discussing the technical issues associated with these ground movements and identifying and analyzing possible remedial work plans to address these developments. At this time, the Company cannot reasonably estimate the impact, if any, these developments may have on the projected financial results for this project. Therefore, no revisions in estimates were made in the three and nine months ended September 30, 2010 in relation to these developments.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Marketable Securities

The carrying amounts of marketable securities were as follows (in thousands):

September 30, 2010	Held-to-Maturity	Trading	Total
U.S. Government and agency obligations	$44,407	$-	$44,407
Commercial paper	19,971	-	19,971
Municipal bonds	11,204	-	11,204
Mutual funds	-	5,380	5,380
Total short-term marketable securities	75,582	5,380	80,962
U.S. Government and agency obligations	45,844	-	45,844
Municipal bonds	3,658	-	3,658
Total long-term marketable securities	49,502	-	49,502
Total marketable securities	$125,084	$5,380	$130,464

December 31, 2009
U.S. Government and agency obligations	$14,508	$-	$14,508
Commercial paper	4,993	-	4,993
Municipal bonds	21,019	-	21,019
Mutual funds	-	1,928	1,928
Total short-term marketable securities	40,520	1,928	42,448
U.S. Government and agency obligations	71,254	-	71,254
Municipal bonds	5,683	-	5,683
Total long-term marketable securities	76,937	-	76,937
Total marketable securities	$117,457	$1,928	$119,385

September 30, 2009
Municipal bonds	$18,371	$-	$18,371
Mutual funds	-	9,427	9,427
Total short-term marketable securities	18,371	9,427	27,798
U.S. Government and agency obligations	50,877	-	50,877
Municipal bonds	11,735	-	11,735
Total long-term marketable securities	62,612	-	62,612
Total marketable securities	$80,983	$9,427	$90,410

Scheduled maturities of held-to-maturity investments were as follows (in thousands):

September 30, 2010
Due within one year	$75,582
Due in one to five years	49,502
Total	$125,084

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Fair Value Measurement

The following tables summarize each class of assets and liabilities measured at fair value on a recurring basis:

September 30, 2010	Fair Value Measurement at Reporting Date Using
(in thousands)	Level 11	Level 22	Level 33	Total
Cash equivalents
Money market funds	$210,189	$-	$-	$210,189
Trading securities
Debt securities - mutual funds	5,380	-	-	5,380
Total	$215,569	$-	$-	$215,569

December 31, 2009	Fair Value Measurement at Reporting Date Using
(in thousands)	Level 11	Level 22	Level 33	Total
Cash equivalents
Money market funds	$337,817	$-	$-	$337,817
Trading securities
Debt securities - mutual funds	1,928	-	-	1,928
Total	$339,745	$-	$-	$339,745

September 30, 2009	Fair Value Measurement at Reporting Date Using
(in thousands)	Level 11	Level 22	Level 33	Total
Cash equivalents
Money market funds	$214,312	$-	$-	$214,312
Trading securities
Debt securities - mutual funds	9,427	-	-	9,427
Total	$223,739	$-	$-	$223,739

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

We believe the carrying values of receivables, other current assets, and other current liabilities approximate their fair values. The fair value of the senior notes payable was based on borrowing rates available to us for bank loans with similar terms, average maturities, and credit risk. The carrying amount and estimated fair value of senior notes payable were:

	September 30,	December 31,	September 30,
(in thousands)	2010	2009	2009
Carrying amount:
Senior notes payable (including current maturities)	$225,000	$240,000	$240,000

Fair value:
Senior notes payable (including current maturities)	$256,556	$249,159	$254,423

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Receivables, Net

	September 30,	December 31,	September 30,
(in thousands)	2010	2009	2009
Construction contracts:
Completed and in progress	$226,192	$121,083	$238,362
Retentions	92,614	96,887	93,170
Total construction contracts	318,806	217,970	331,532
Construction material sales	51,114	22,817	37,440
Other	9,325	43,382	17,948
Total gross receivables	379,245	284,169	386,920
Less: allowance for doubtful accounts	3,331	3,917	4,348
Total net receivables	$375,914	$280,252	$382,572

Included in other receivables at September 30, 2010, December 31, 2009 and September 30, 2009 were items such as notes receivable, interest receivable, fuel tax refunds and income tax refunds.

7.	Construction and Line Item Joint Ventures

We participate in various construction joint venture partnerships. We also participate in various “line item” joint ventures under which each partner is responsible for performing certain discrete items of the total scope of contracted work.

Our agreements with our joint venture partners for both construction joint ventures and line item joint ventures provide that each party will assume and pay for any losses it is responsible for under the joint venture agreement. Circumstances that could lead to a loss under our joint venture arrangements beyond our stated ownership interest include the failure of a partner to contribute additional funds to the venture in the event the project incurs a loss or additional costs that we could incur should a partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. Due to the joint and several nature of the obligations under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for performance of the outstanding work.

At September 30, 2010, there was approximately $1.9 billion of construction revenue to be recognized on unconsolidated construction joint venture contracts of which $648.6 million represented our share and the remaining $1.3 billion represented our partners’ share. We are not able to estimate other amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partner’s corporate and/or other guarantees.

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

As part of our ongoing primary beneficiary evaluations, we determined that decision making responsibility was shared between the venture partners for one joint venture. Therefore, this joint venture did not have an identifiable primary beneficiary partner and we continue to report the pro rata results. All other joint ventures were assigned one primary beneficiary partner.

Consolidated Construction Joint Ventures

The carrying amounts and classification of assets and liabilities of construction joint ventures we are required to consolidate are included in our condensed consolidated financial statements as follows:

	September 30,	December 31,	September 30,
(in thousands)	2010	2009	2009
Cash and cash equivalents	$103,367	$122,438	$121,136
Other current assets	19,006	3,220	20,928
Total current assets	122,373	125,658	142,064
Noncurrent assets	894	1,443	2,099
Total assets1	$123,267	$127,101	$144,163

Accounts payable	$33,934	$23,057	$27,355
Billings in excess of costs and estimated earnings	63,783	69,354	83,983
Accrued expenses and other current liabilities	11,195	11,834	12,508
Total current liabilities	108,912	104,245	123,846
Noncurrent liabilities	5	3	1
Total liabilities1	$108,917	$104,248	$123,847

1The assets and liabilities of each joint venture relate solely to that joint venture. The decision to distribute joint venture cash and assets must generally be made jointly by all of the partners and, accordingly, these cash and assets generally are not available for the working capital needs of Granite.

At September 30, 2010, our consolidated construction joint ventures were engaged in two active projects with total contract values of $113.9 million and $473.4 million and our proportionate share of the equity in these joint ventures was 45.0% and 57.3%, respectively.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unconsolidated Construction Joint Ventures

We account for our share of construction joint ventures that we are not required to consolidate on a pro rata basis in the condensed consolidated statements of operations and as a single line item on the condensed consolidated balance sheets. As of September 30, 2010, these unconsolidated joint ventures were engaged in nine active construction projects with total contract values ranging from $39.7 million to $973.7 million. Our proportionate share of the equity in these unconsolidated joint ventures ranged from 20.0% to 42.5%.

Following is summary financial information related to unconsolidated construction joint ventures:

	September 30,	December 31,	September 30,
(in thousands)	2010	2009	2009
Assets:
Total	$465,779	$337,959	$303,345
Less partners’ interest	287,616	219,777	200,797
Granite’s interest	178,163	118,182	102,548
Liabilities:
Total	275,426	168,114	155,569
Less partners’ interest	177,759	117,625	111,471
Granite’s interest	97,667	50,489	44,098
Equity in construction joint ventures	$80,496	$67,693	$58,450

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Revenue:
Total	$168,981	$118,995	$427,379	$311,270
Less partners’ interest	120,790	90,378	300,425	242,602
Granite’s interest	48,191	28,617	126,954	68,668
Cost of revenue:
Total	157,932	99,827	386,316	272,051
Less partners’ interest	111,578	75,498	261,508	210,166
Granite’s interest	46,354	24,329	124,808	61,885
Granite’s interest in gross profit	$1,837	$4,288	$2,146	$6,783

Line Item Joint Ventures

The revenue for each line item joint venture partner’s discrete items of work is defined in the contract with the project owner and each venture partner bears the profitability risk associated with its own work. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We account for our portion of these contracts as project revenues and costs in our accounting system and include receivables and payables associated with our work in our condensed consolidated financial statements. As of September 30, 2010, we had two active line item joint venture construction projects with a total contract value of $51.9 million and $146.6 million of which our portion was $21.0 million and $64.7 million, respectively. As of September 30, 2010, we had approximately $13.0 million and $21.0 million of revenue remaining to be recognized on these projects, respectively.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Real Estate Entities and Investments in Affiliates

The operations of our Real Estate segment are conducted through our wholly owned subsidiary, Granite Land Company (“GLC”). Generally, GLC participates together with third-party partners in entities that are formed to accomplish specific real estate development projects. The agreements with GLC’s partners in these real estate entities define each partner’s management role and financial responsibility in the project. If one of GLC’s partners is unable to fulfill its management role or make its required financial contribution, GLC may assume full management or financial responsibility for the project. This may result in the consolidation of entities that are accounted for under the equity method in our consolidated financial statements. The amount of GLC’s exposure is limited to GLC’s equity investment in the real estate joint venture.

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

GLC routinely assists its real estate entities in securing debt financing from various sources. The amount of financial support to be provided by GLC to consolidated VIEs was increased by $13.5 million in 2010 and by $8.8 million in 2009 as a result of changes in the entities’ business plans. These amounts represent additional financial support in the form of current or future cash contributions to the consolidated entities, beyond what GLC had previously committed to provide. As of September 30, 2010, we had contributed $12.9 million of the total increased commitment of $22.3 million to the consolidated entities.

On a quarterly basis the carrying amount of each real estate development project is reviewed in accordance with ASC Topic 360, Property, Plant, and Equipment, to determine if impairment charges should be recognized.  The review of each project includes an evaluation of entitlement status, market conditions, existing offers to purchase, cost of construction, debt load, development schedule, status of joint venture partners and other factors specific to each project to determine if events or changes in circumstances indicate that a project’s carrying amount may not be recoverable. If events or changes in circumstances indicate that a project’s carrying amount may not be recoverable, the undiscounted future cash flows are estimated and compared to the project’s carrying amount.  In the event that the estimated undiscounted future cash flows are not sufficient to recover the carrying amount of a project, it is written down to its estimated fair value.

Based on our evaluation of each project’s business plan as of September 30, 2010, and our review of each project in accordance with ASC Topic 360, we recorded no impairment charges during the quarter ended September 30, 2010. During the nine months ended September 30, 2010 we recognized pretax, non-cash impairment charges of $0.1 million on assets classified as real estate held for development and sale. During the three and nine months ended September 30, 2009, we recognized impairment charges of $0.7 million and $1.7 million, respectively. We recorded the charges in cost of revenue of our Real Estate segment in our condensed consolidated statements of operations.

In the fourth quarter of 2010, we publicly announced our work in progress on our Enterprise Improvement Plan which includes new business plans to orderly divest of our real estate investment business consistent with our business strategy to focus on our core competencies while enhancing operating efficiencies. We estimate that implementation of the Enterprise Improvement Plan will result in impairment charges related to approximately one-third of our real estate projects (see Note 18).  An evaluation of entitlement status, market conditions, existing offers to purchase, cost of construction, debt load, development schedule, status of joint venture partners and other factors specific to the remaining two-thirds of the projects, is expected to result in no events or changes in circumstances that would indicate the carrying amounts of these projects may not be recoverable.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Real Estate Entities

The carrying amounts and classification of assets and liabilities of real estate entities we are required to consolidate are included in our condensed consolidated financial statements as follows:

	September 30,	December 31,	September 30,
(in thousands)	2010	2009	2009
Real estate held for development and sale	$151,638	$139,449	$135,306
Other current assets	2,858	5,477	5,234
Total current assets	154,496	144,926	140,540
Property and equipment, net	8,156	14,905	14,795
Other noncurrent assets	2,005	11,989	12,008
Total assets	$164,657	$171,820	$167,343

Current maturities of non-recourse debt	$39,157	$43,961	$53,177
Other current liabilities	3,083	5,845	6,678
Total current liabilities	42,240	49,806	59,855
Long-term non-recourse debt	16,420	19,485	8,363
Other noncurrent liabilities	443	553	551
Total liabilities	$59,103	$69,844	$68,769

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Included in current assets on our condensed consolidated balance sheets is real estate held for development and sale. The breakdown by type and location of our real estate held for development and sale is summarized below:

	September 30, 2010		December 31, 2009		September 30, 2009
(dollars in thousands)	Amount	Number of Projects	Amount	Number of Projects	Amount	Number of Projects
Residential	$129,618	6	$121,101	6	$117,888	6
Commercial	22,020	5	18,348	3	17,418	3
Total	$151,638	11	$139,449	9	$135,306	9

Washington	$87,194	2	$80,703	2	$78,803	2
Oregon	29,913	1	29,280	1	28,456	1
California	25,815	7	20,848	5	19,589	5
Texas	8,716	1	8,618	1	8,458	1
Total	$151,638	11	$139,449	9	$135,306	9

Investments in Affiliates

We account for our share of unconsolidated real estate entities in which we have determined we are not the primary beneficiary in other income in the condensed consolidated statements of operations and as a single line item on our condensed consolidated balance sheets as Investments in Affiliates. At September 30, 2010, these entities were engaged in real estate development projects with total assets ranging from approximately $6.3 million to $50.3 million. Our proportionate share of the operating results of these entities varies depending on the ultimate profitability of the entities.

Additionally, we have investments in non-real estate affiliates that are accounted for using the equity method. The most significant of these investments is a 50% interest in a limited liability company which owns and operates an asphalt terminal in Nevada.

During the three months ended June 30, 2010, we entered into an agreement with a corporation that designs and manufactures power generation equipment to create a limited liability company whose purpose is to develop and construct power generation facilities in the western United States. Our investment in the newly formed limited liability company as of September 30, 2010 was $1.3 million. Our share of profits and losses will vary depending on the operating results of the company. Although the company is a VIE, we are not the primary beneficiary and, accordingly, we account for it as an investment in affiliates.

We also have a cost method investment of $6.4 million as of September 30, 2010 that represents a 3.6% interest in the preferred stock of a corporation that designs and manufactures power generation equipment.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our investments in affiliates balance consists of the following:

	September 30,	December 31,	September 30,
(in thousands)	2010	2009	2009
Equity method investments in real estate affiliates1	$14,290	$13,701	$13,740
Equity method investments in other affiliates1	11,825	10,943	7,569
Total equity method investments	26,115	24,644	21,309
Cost method investments	6,400	-	-
Total investments in affiliates	$32,515	$24,644	$21,309

1A reclassification of an investment between these categories has been made to prior year amounts to conform to current year presentation. This reclassification did not have a significant impact on our previously reported footnote disclosure.

The breakdown by type and location of our interests in real estate ventures is summarized below:

	September 30, 2010		December 31, 2009		September 30, 2009
(dollars in thousands)	Amount	Number of Projects	Amount	Number of Projects	Amount	Number of Projects
Residential	$8,893	2	$8,759	2	$8,779	2
Commercial	5,397	3	4,942	3	4,961	3
Total	$14,290	5	$13,701	5	$13,740	5

Texas	$14,290	5	$13,701	5	$13,740	5
Total	$14,290	5	$13,701	5	$13,740	5

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined 100% basis:

	September 30,	December 31,	September 30,
(in thousands)	2010	2009	2009
Total assets	$165,653	$169,325	$169,134
Net assets	88,530	84,939	78,572
Granite’s share of net assets	26,115	24,644	21,309

9.	Property and Equipment, Net

Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net on our condensed consolidated balance sheets as follows:

	September 30,	December 31,	September 30,
(in thousands)	2010	2009	2009
Land and land improvements	$123,278	$126,162	$134,389
Quarry property	175,048	160,618	146,529
Buildings and leasehold improvements	89,401	96,725	95,630
Equipment and vehicles	791,449	829,195	850,114
Office furniture and equipment	41,354	38,096	38,287
Property and equipment	1,220,530	1,250,796	1,264,949
Less: accumulated depreciation and depletion	729,167	730,018	734,288
Property and equipment, net	$491,363	$520,778	$530,661

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Intangible Assets

The balances of the following intangible assets are included in other noncurrent assets on our condensed consolidated balance sheets:

Indefinite-lived Intangible Assets:
	September 30,	December 31,	September 30,
(in thousands)	2010	2009	2009
Goodwill1	$9,900	$9,900	$9,900
Use rights and other	1,319	1,319	2,954
Total unamortized intangible assets	$11,219	$11,219	$12,854

1Goodwill for all periods presented primarily relates to our Construction segment.

Amortized Intangible Assets:
September 30, 2010		Accumulated
(in thousands)	Gross Value	Amortization	Net Value
Permits	$33,582	$(6,401)	$27,181
Customer lists	2,198	(1,658)	540
Covenants not to compete	1,588	(1,286)	302
Other	1,082	(606)	476
Total amortized intangible assets	$38,450	$(9,951)	$28,499

December 31, 2009
(in thousands)
Permits	$33,582	$(5,151)	$28,431
Customer lists	2,198	(1,399)	799
Covenants not to compete	1,588	(1,106)	482
Other	1,082	(478)	604
Total amortized intangible assets	$38,450	$(8,134)	$30,316

September 30, 2009
(in thousands)
Permits	$36,070	$(5,041)	$31,029
Customer lists	2,198	(1,254)	944
Covenants not to compete	1,588	(1,003)	585
Other	1,082	(433)	649
Total amortized intangible assets	$40,938	$(7,731)	$33,207

Amortization expense related to these intangible assets for the three and nine months ended September 30, 2010 was approximately $0.6 million and $1.8 million, respectively, and approximately $0.7 million and $2.3 million for the three and nine months ended September 30, 2009, respectively. Based on the amortized intangible assets net value at September 30, 2010, amortization expense expected to be recorded in the future is as follows: $0.6 million for the balance of 2010; $2.2 million in 2011; $2.1 million in 2012; $1.8 million in 2013; $1.7 million in 2014; and $20.1 million thereafter.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Line of Credit

Credit Agreement
On June 22, 2010, we refinanced our credit agreement (the “Credit Agreement”), which provides for a committed, unsecured revolving credit facility of $150.0 million. Borrowings under the Credit Agreement bear interest at LIBOR plus an applicable margin based upon certain financial ratios calculated quarterly, which resulted in a margin of 3.0% at September 30, 2010. At September 30, 2010, there were no revolving loans outstanding under the Credit Agreement, but there were standby letters of credit totaling approximately $4.2 million. The letters of credit will expire between March and October 2011.

The most significant restrictive covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Tangible Net Worth, a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio, the calculations and terms of which are defined by the Credit Agreement filed as Exhibit 10.1 to our Form 10-Q filed August 2, 2010. As of September 30, 2010, our Consolidated Tangible Net Worth was $773.7 million, which exceeded the minimum of $670.7 million, the Consolidated Interest Coverage Ratio was 9.51, which exceeded the minimum of 4.00 and the Consolidated Leverage Ratio was 2.02, which did not exceed the maximum of 2.75.

Covenants and Events of Default
Our debt agreements require us to comply with various affirmative, restrictive and financial covenants, including the financial covenants described above.  Our failure to comply with any of these covenants, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the applicable debt agreements. Under certain circumstances, the occurrence of an event of default under one of our debt agreements (or the acceleration of the maturity of the indebtedness under one of our debt agreements) would constitute an event of default under one or more of our other debt agreements, and would permit the acceleration of our indebtedness under such other debt agreement or agreements.

As of September 30, 2010, we were in compliance with the covenants contained in our debt agreements, and we are not aware of any material non-compliance by any of our unconsolidated entities with the covenants contained in their debt agreements.  Based on our current expectations with respect to our future results of operations, we believe that it is reasonably likely that, absent obtaining an amendment of our Credit Agreement or other relief from our lenders, we will cease to be in compliance with certain financial covenants contained in our Credit Agreement as early as the fourth quarter of 2010.

We are currently engaged in discussions with our lenders regarding an amendment of the Credit Agreement.  However, we cannot provide assurance as to whether, when or the terms upon which we will reach an agreement with our lenders regarding amendment of the Credit Agreement.

If we are unable to successfully negotiate an amendment to the Credit Agreement prior to breaching any financial covenants, we may elect to terminate the Credit Agreement. If we were to terminate, we would no longer be entitled to borrow under the Credit Agreement and the lenders would require that any letters of credit under the Credit Agreement be cash collateralized. As of September 30, 2010, there were no revolving loans outstanding under the Credit Agreement. However, if there were amounts outstanding at the time of a breach, they would become immediately due and payable.

12.	Weighted Average Shares Outstanding

A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income (loss) per share in the accompanying condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Weighted average shares outstanding:
Weighted average common stock outstanding	38,773	38,672	38,747	38,560
Less: weighted average unvested restricted stock outstanding	908	1,077	945	1,008
Total basic weighted average shares outstanding	37,865	37,595	37,802	37,552
Diluted weighted average shares outstanding:
Weighted average common stock outstanding, basic	37,865	37,595	37,802	37,552
Effect of dilutive securities:
Common stock options and units1	206	114	-	118
Total weighted average shares outstanding assuming dilution	38,071	37,709	37,802	37,670

1Due to the net loss for the nine months ended September 30, 2010, stock options and units representing 146 shares have been excluded from the number of shares used in calculating diluted loss per share for that period, as their inclusion would be antidilutive.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Earnings Per Share

We calculate earnings per share (“EPS”) under the two-class method by allocating earnings to both common shares and unvested restricted stock which are considered participating securities. However, net losses are not allocated to participating securities for purposes of computing EPS under the two-class method. The following is a reconciliation of net income (loss) attributable to Granite and related weighted average shares of common stock outstanding for purposes of calculating basic and diluted net income (loss) per share using the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Basic
Numerator:
Net income (loss) attributable to Granite	$38,681	$30,598	$(8,964)	$57,467
Less: net income allocated to participating securities	903	849	-	1,487
Net income (loss) allocated to common shareholders for basic calculation	$37,778	$29,749	$(8,964)	$55,980
Denominator:
Weighted average common shares outstanding, basic	37,865	37,595	37,802	37,552

Net income (loss) per share, basic	$1.00	$0.79	$(0.24)	$1.49

Diluted
Numerator:
Net income (loss) attributable to Granite	$38,681	$30,598	$(8,964)	$57,467
Less: net income allocated to participating securities	898	846	-	1,482
Net income (loss) allocated to common shareholders for diluted calculation	$37,783	$29,752	$(8,964)	$55,985
Denominator:
Weighted average common shares outstanding, diluted	38,071	37,709	37,802	37,670

Net income (loss) per share, diluted	$0.99	$0.79	$(0.24)	$1.49

14.	Income Taxes

During the current quarter, the statute of limitations for the 2005 tax year lapsed, and we reached an agreement with the Internal Revenue Service (“IRS”) for tax examinations for the 2006 and 2007 tax years, resulting in the recognition of $3.3 million in previously unrecognized tax benefits. Our 2005 tax year remains under audit by the IRS for research and development credits. Our 2005 through 2007 tax years remain open to audit by state taxing authorities.

We are unable to make a reliable estimate of our annual effective tax rate (“ETR”) because we are anticipating marginal 2010 pre-tax income (“PTI”) for the year, excluding any restructuring charges (see Note 18) which are considered discrete to the fourth quarter, and have significant permanent differences (e.g. non-controlling interests). Insignificant changes in our forecasted 2010 PTI result in wide variability of our calculated annual ETR due to the relationship of PTI and permanent differences. Therefore, we are unable to determine a reliable estimate of our 2010 annual ETR. As a result, we calculated our income tax (benefit) using the discrete method and computed our year-to-date ETR by utilizing actual results of operations.

For the three and nine months ended September 30, 2009, we calculated our income tax provision by estimating our annual effective tax rate and applying that rate to our year-to-date ordinary earnings. The effect of changes in enacted tax laws, tax rates or tax status was recognized in the interim period in which the change occurred.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.	Equity and Other Comprehensive (Loss) Income

The following tables summarize our equity activity for the periods presented:

(in thousands)	Granite Construction Inc.	Noncontrolling Interests	Total Equity
Balance at December 31, 2009	$830,651	$51,905	$882,556
Purchase of common stock1	(3,374)	-	(3,374)
Other transactions with shareholders	10,266	-	10,266
Transactions with noncontrolling interests, net3	-	(20,599)	(20,599)
Comprehensive (loss) income:
Net (loss) income	(8,964)	11,902	2,938
Total comprehensive (loss) income	(8,964)	11,902	2,938
Dividends on common stock	(15,127)	-	(15,127)
Balance at September 30, 2010	$813,452	$43,208	$856,660

(in thousands)
Balance at December 31, 2008	$767,509	$36,773	$804,282
Purchase of common stock2	(2,840)	-	(2,840)
Other transactions with shareholders	10,165	-	10,165
Transactions with noncontrolling interests, net3	-	(2,221)	(2,221)
Comprehensive income:
Net income	57,467	15,725	73,192
Other comprehensive income	146	-	146
Total comprehensive income	57,613	15,725	73,338
Dividends on common stock	(15,083)	-	(15,083)
Balance at September 30, 2009	$817,364	$50,277	$867,641

1Represents 121,726 shares purchased in connection with employee tax withholding for shares vested.
2Represents 78,349 shares purchased in connection with employee tax withholding for shares vested.
3Amount is comprised primarily of contributions from (distributions to) noncontrolling partners.

The components of other comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Changes in unrealized gain on investments	$-	$-	$-	$238
Tax provision on unrealized gain	-	-	-	(92)
Total other comprehensive income	$-	$-	$-	$146

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	Legal Proceedings

Hiawatha Project DBE Issues
The Hiawatha Light Rail Transit (“HLRT”) project was performed by Minnesota Transit Constructors (“MnTC”), a joint venture that consisted of our wholly owned subsidiary, Granite Construction Company (“GCCO”), and other unrelated companies. GCCO was the managing partner of the joint venture, with a 56.5% interest. The Minnesota Department of Transportation (“MnDOT”) is the contracting agency for this federally funded project. The Metropolitan Council is the local agency conduit for providing federal funds to MnDOT for the HLRT project. MnDOT and the U.S. Department of Transportation Office of Inspector General (“OIG”) each conducted a review of the Disadvantaged Business Enterprise (“DBE”) program maintained by MnTC for the HLRT project. In addition, the U.S. Department of Justice (“USDOJ”) is conducting an investigation into compliance issues with respect to MnTC’s DBE Program for the HLRT project. MnDOT and the OIG (collectively, the “Agencies”) have initially identified certain compliance issues in connection with MnTC’s DBE Program and, as a result, have determined that MnTC failed to meet the DBE utilization criteria as represented by MnTC. Although there has been no formal administrative subpoena issued, nor has a civil complaint been filed in connection with the administrative reviews or the investigation, MnDOT has proposed a monetary sanction of $4.3 million against MnTC and specified DBE training for personnel from the members of the MnTC joint venture as a condition of awarding future projects to joint venture members of MnTC on MnDOT and Metropolitan Council work. MnTC and its members are fully cooperating with the Agencies and the USDOJ. MnTC has presented its detailed written responses to the initial determinations of the Agencies as well as the investigation by the USDOJ.  MnTC, USDOJ, and the Agencies are continuing to engage in informal discussions in an attempt to resolve this matter. Such discussions, if successful, are expected to include resolution of issues with the USDOT and with the state agencies. We cannot, however, rule out the possibility of civil or criminal actions or administrative sanctions being brought against MnTC or one or more of its members which could result in civil and criminal penalties.

US Highway 20 Project
GCCO and our wholly-owned subsidiary, Granite Northwest, Inc., are the members of a joint venture known as Yaquina River Constructors (“YRC”) which is currently constructing a new road alignment of US Highway 20 near Eddyville, Oregon under contract with the Oregon Department of Transportation (“ODOT”). The project involves constructing seven miles of new road through steep and forested terrain in the Coast Range Mountains. During the fall and winter of 2006, extraordinary rain events produced runoff that overwhelmed erosion control measures installed at the project and resulted in discharges to surface water in alleged violations of YRC’s stormwater permit. In June 2009, YRC was informed that the USDOJ had assumed the criminal investigation that the Oregon Department of Justice conducted in connection with stormwater runoff from the project. YRC and its members are fully cooperating in the investigation.  We do not know whether any criminal charges or civil lawsuits will be brought or against whom, as a result of the USDOJ’s continuing investigation. Therefore, we cannot estimate what, if any, criminal or civil penalty or conditional assessment may result from this investigation.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

City of San Diego Fire Debris Cleanup
In the aftermath of the 2007 San Diego County wildfires, GCCO bid for and was awarded a fixed unit price, variable quantity contract with the City of San Diego (the “City”) to perform specified debris cleanup work. GCCO began work in November 2007 and completed the work in April 2008. In August 2008, the City announced that it would conduct an independent audit of the project. In December 2008, the City’s audit report was released with findings that, while some GCCO billings contained mistakes, rates paid to GCCO appear to be generally reasonable. GCCO has reimbursed the City for the undisputed overbilled amount of less than $3,000. The former San Diego City Attorney, after conducting a separate investigation of GCCO’s work on the project, filed a civil lawsuit in California Superior Court, County of San Diego on October 17, 2008 against GCCO and another contractor that had been awarded a similar cleanup contract with the City. In the complaint, the City alleges that both contractors knowingly presented to the City false claims for payment in violation of the California False Claims Act. The City seeks trebled damages in an amount to be determined, and a civil penalty in the amount of $10,000 for each false claim made. After the November 2008 election in which a new City Attorney was elected, GCCO and the City Attorney agreed to stay the lawsuit in order to allow the City Attorney time to complete its investigation and present to the City Council its findings and recommendations. GCCO was informed by the City Attorney that the City will retain outside counsel to pursue the lawsuit but GCCO has not been formally notified in the lawsuit of the City’s decisions. GCCO believes the allegations in the City’s complaint to be without factual or legal basis and, therefore, we believe the City’s entitlement to relief sought under the California False Claims Act is remote.

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

Other Legal Proceedings/Government Inquiries
We are a party to a number of other legal proceedings arising in the normal course of business. From time to time, we also receive inquiries from public agencies seeking information concerning our compliance with government construction contracting requirements and related laws and regulations. We believe that the nature and number of these proceedings and compliance inquiries are typical for a construction firm of our size and scope. Our litigation typically involves claims regarding public liability or contract related issues. While management currently believes, after consultation with counsel, that the ultimate outcome of pending proceedings and compliance inquiries, individually and in the aggregate, will not have a material adverse affect on our financial position or overall trends in results of operations or cash flows, litigation is subject to inherent uncertainties. Were one or more unfavorable rulings to occur, there exists the possibility of a material adverse effect on our financial position, results of operations, cash flows and/or liquidity for the period in which the ruling occurs. In addition, our government contracts could be terminated, we could be suspended or debarred, or payment of our costs disallowed. While any one of our pending legal proceedings is subject to early resolution as a result of our ongoing efforts to settle, whether or when any legal proceeding will be resolved through settlement is neither predictable nor guaranteed.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.	Business Segment Information

On August 31, 2009, we announced changes in our organizational structure. In conjunction with the restructuring, we changed our reportable business segments to reflect our lines of business rather than geographies, on which our segment reporting was previously based. Effective January 1, 2010, our new reportable segments are: Construction, Large Project Construction, Construction Materials and Real Estate. The prior period segment information presented below has been reclassified to conform to our new reportable segments.

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized segment information is as follows:

	Three Months Ended September 30,
(in thousands)	Construction	Large Project Construction	Construction Materials	Real Estate	Total
2010
Total revenue from reportable segments	$409,989	$169,972	$193,578	$2,761	$776,300
Elimination of intersegment revenue	-	-	(105,450)	-	(105,450)
Revenue from external customers	409,989	169,972	88,128	2,761	670,850
Gross profit	44,666	18,316	12,137	1,036	76,155
Depreciation, depletion and amortization	3,432	678	9,433	82	13,625
2009
Total revenue from reportable segments	$466,605	$181,171	$160,389	$981	$809,146
Elimination of intersegment revenue	-	-	(88,862)	-	(88,862)
Revenue from external customers	466,605	181,171	71,527	981	720,284
Gross profit (loss)	72,635	25,221	8,351	(550)	105,657
Depreciation, depletion and amortization	6,018	1,221	7,970	68	15,277

	Nine Months Ended September 30,
(in thousands)	Construction	Large Project Construction	Construction Materials	Real Estate	Total
2010
Total revenue from reportable segments	$729,118	$429,625	$335,896	$11,613	$1,506,252
Elimination of intersegment revenue	-	-	(160,515)	-	(160,515)
Revenue from external customers	729,118	429,625	175,381	11,613	1,345,737
Gross profit	69,413	49,634	9,492	3,028	131,567
Depreciation, depletion and amortization	14,058	2,147	24,985	412	41,602
Segment assets	127,445	88,752	376,312	168,041	760,550
2009
Total revenue from reportable segments	$912,110	$456,001	$303,212	$1,932	$1,673,255
Elimination of intersegment revenue	-	-	(144,524)	-	(144,524)
Revenue from external customers	912,110	456,001	158,688	1,932	1,528,731
Gross profit (loss)	160,612	81,396	17,620	(1,340)	258,288
Depreciation, depletion and amortization	20,113	4,197	23,584	369	48,263
Segment assets	146,718	70,461	406,235	150,163	773,577

A reconciliation of segment gross profit to consolidated income (loss) before (benefit from) provision for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Total gross profit from reportable segments	$76,155	$105,657	$131,567	$258,288
Selling, general and administrative expenses	47,160	60,950	153,809	171,624
Gain on sales of property and equipment	3,165	1,549	11,417	6,878
Other income, net	3,115	3,582	2,530	5,966
Income (loss) before (benefit from) provision for income taxes	$35,275	$49,838	$(8,295)	$99,508

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18.	Subsequent Events

On October 25, 2010, we publicly announced our work in progress on an Enterprise Improvement Plan that includes continued actions to reduce our cost structure, enhance operating efficiencies and strengthen our business to achieve long term profitable growth. During the fourth quarter of 2010, we initiated a reduction in force that affected approximately 13% of our salaried workforce and implemented several cost saving initiatives. We expect the cost savings from these efforts to benefit 2011 pre-tax income between $36 million and $40 million.

The Enterprise Improvement Plan also includes new business plans to orderly divest of our real estate investment business and certain fixed assets consistent with our business strategy to focus on our core competencies while enhancing operating efficiencies.  During the fourth quarter of 2010, we will finalize business plans that are expected to result in changes to estimated cash flows of certain real estate projects and in commitments to divest of certain fixed assets.

The Company anticipates recognizing restructuring and impairment charges between $99 million and $145 million, the majority of which will be incurred during the fourth quarter of 2010. Of the total, approximately $89 million to $133 million are primarily related to non-cash impairment charges associated with the revision of estimated cash flows in certain  projects of GLC’s real estate portfolio and the expectation that certain materials related fixed assets will be sold within the next 12 months. The balance is associated with severance-related costs that will primarily be paid during the fourth quarter of 2010. The portions of the impairment charges allocable to noncontrolling interests on real estate projects are expected to be between $19 million and $23 million. The decision to sell these assets in future periods, and thus the amount and timing of the related impairment charges, is highly dependent upon market conditions and the Company’s ability to optimize the return on sale of these assets.

We estimate the related tax benefits on our restructuring charges net of noncontrolling interests to be recognized at our combined federal and state statutory tax rate of approximately 40%.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Disclosure

From time to time, Granite makes certain comments and disclosures in reports and statements, including in this Quarterly Report on Form 10-Q, or statements made by its officers or directors, that are not based on historical facts, including statements regarding future events, occurrences, circumstances, activities, performance, outcomes and results, that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are identified by words such as “future,” “outlook,” “assumes,” “believes,” “expects,” “estimates,” “anticipates,” “intends,” “plans,” “appears,” “may,” “will,” “should,” “could,” “would,” “continue,” and the negatives thereof or other comparable terminology or by the context in which they are made. In addition, other written or oral statements which constitute forward-looking statements have been made and may in the future be made by or on behalf of Granite.  These forward-looking statements are estimates reflecting the best judgment of senior management and reflect our current expectations regarding future events, occurrences, circumstances, activities, performance, outcomes and results.  These expectations may or may not be realized.  Some of these expectations may be based on beliefs, assumptions or estimates that may prove to be incorrect.  In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our business, financial condition, results of operations, cash flows and liquidity.  Such risks and uncertainties include, but are not limited to, those more specifically described in our Annual Report on Form 10-K under “Item 1A. Risk Factors.” Due to the inherent risks and uncertainties associated with our forward-looking statements, the reader is cautioned not to place undue reliance on them.  The reader is also cautioned that the forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as required by law, we undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

We are one of the largest heavy civil contractors in the United States, engaged in the construction and improvement of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, dams and other infrastructure-related projects. We produce construction materials for use and for sale to third parties through the use of our aggregate reserves and plant facilities. We also operate a real estate investment and development company. Our permanent offices are located in Alaska, Arizona, California, Florida, Nevada, New York, Texas, Utah and Washington.

Our construction contracts are obtained through competitive bidding in response to advertisements and other general solicitations by both public agencies and private parties and on a negotiated basis as a result of direct solicitation by private parties. Our bidding activity is affected by such factors as the nature and volume of advertising and other solicitations, contract backlog, available personnel, current utilization of equipment and other resources, our ability to obtain necessary surety bonds and competitive considerations. Bidding activity, contract backlog and revenue resulting from the award of new contracts may vary significantly from period to period.

The three primary economic drivers of our business are (1) the overall health of the economy, (2) federal, state and local public funding levels, and (3) population growth resulting in public and private development. A stagnant or declining economy will generally result in reduced demand for construction and construction materials in the private sector. This reduced demand increases competition for private sector projects and will ultimately also increase competition in the public sector as companies migrate from bidding on scarce private sector work to projects in the public sector. Greater competition can reduce our revenues and/or have a downward impact on our gross profit margins. In addition, a stagnant or declining economy tends to produce less tax revenue for public agencies, thereby decreasing a source of funds available for spending on public infrastructure improvements. Some funding sources that have been specifically earmarked for infrastructure spending, such as diesel and gasoline taxes, are not as directly affected by a stagnant or declining economy, unless actual consumption is reduced. However, even these can be temporarily at risk as state and local governments struggle to balance their budgets. Additionally, high fuel prices can have a dampening effect on consumption, resulting in overall lower tax revenue. Conversely, increased levels of public funding as well as an expanding or robust economy will generally increase demand for our services and provide opportunities for revenue growth and margin improvement.

New Reporting Structure

On August 31, 2009, we announced changes in our organizational structure designed to improve operating efficiencies and better position the Company for long-term growth. In conjunction with the restructuring, we changed our reportable business segments to align with our lines of business rather than geographies, on which our segment reporting was previously based. Effective January 1, 2010 our new reportable segments are: Construction, Large Project Construction, Construction Materials and Real Estate. Additionally, we reclassified certain costs between cost of revenue and selling, general and administrative expenses to better represent our direct cost of revenue. These reclassifications did not have a significant impact on our previously reported net operating results.

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

Enterprise Improvement Plan

On October 25, 2010, we publicly announced our work in progress on an Enterprise Improvement Plan that includes continued actions to reduce our cost structure, enhance operating efficiencies and strengthen our business to achieve long term profitable growth. During the fourth quarter of 2010, we initiated a reduction in force that affected approximately 13% of our salaried workforce and implemented several cost saving initiatives. We expect the cost savings from these efforts to benefit 2011 pre-tax income between $36 million and $40 million.

The Enterprise Improvement Plan also includes new business plans to orderly divest of our real estate investment business and certain fixed assets consistent with our business strategy to focus on our core competencies while enhancing operating efficiencies.  During the fourth quarter of 2010, we will finalize business plans that are expected to result in changes to estimated cash flows of certain real estate projects and in commitments to divest of certain fixed assets.  We estimate that implementation of the Enterprise Improvement Plan will result in impairment charges related to approximately one-third of our real estate projects.  An evaluation of entitlement status, market conditions, existing offers to purchase, cost of construction, debt load, development schedule, status of joint venture partners and other factors specific to the remaining two-thirds of the projects, is expected to result in no events or changes in circumstances that would indicate the carrying amounts of these projects may not be recoverable (see Note 8 of the “Notes to the Condensed Consolidated Financial Statements”).

The Company anticipates recognizing restructuring and impairment charges between $99 million and $145 million, the majority of which will be incurred during the fourth quarter of 2010. Of the total, approximately $89 million to $133 million are primarily related to non-cash impairment charges associated with the revision of estimated cash flows in certain  projects of GLC’s real estate portfolio and the expectation that certain materials related fixed assets will be sold within the next 12 months. The balance is associated with severance-related costs that will primarily be paid during the fourth quarter of 2010. The portions of the impairment charges allocable to noncontrolling interests on real estate projects are expected to be between $19 million and $23 million. The decision to sell these assets in future periods, and thus the amount and timing of the related impairment charges, is highly dependent upon market conditions and the Company’s ability to optimize the return on sale of these assets.

Current Economic Environment and Outlook

Market conditions remained very challenging during the third quarter of 2010. Weak demand for both public sector infrastructure projects and private sector commercial and residential development continued to create intense competition for construction contracts and sales of construction materials in both sectors. The recent recession, credit crisis and related turmoil in the global financial system has had, and is expected to continue to have, an adverse effect on our business, financial position, results of operations, cash flows and liquidity.  In particular, declining tax revenues, budget deficits, financing constraints and competing priorities have resulted in significant cutbacks in new infrastructure projects in the public sector.  In addition, levels of new commercial and residential construction projects have declined significantly due to an oversupply of existing inventories of commercial and residential properties, declining property values and a restrictive financing environment.

This reduction in demand for construction and construction materials in both the public and private sector has resulted in intensified competition in both sectors, which has adversely affected both our revenues and profit margins. These factors have also adversely affected the financial position, results of operations and cash flows of our real estate investment and development business. We expect these challenging conditions to persist into 2011, and possibly beyond, pending improvement in the overall level of economic activity, the level of tax revenue collected by public agencies, the oversupply of existing commercial and residential properties in the market and the availability of financing to both the public and private sectors.

Although the procurement of Large Project Construction projects is competitive, the scale and complexity of the large jobs precludes many smaller contractors from bidding such work.  Efforts made to increase our revenues from the Large Project Construction segment have resulted in an increase in backlog when compared to June 30, 2010.  We are currently tracking over $10 billion of Large Project bidding opportunities.

Pent-up demand for construction materials resulting from the wet weather experienced early in the season contributed to improved revenues and profits in the third quarter.  However, the slow pace of residential and commercial development activity is expected to have a continued dampening impact on our Construction Materials segment.

Results of Operations

Interim results are subject to significant seasonal variations and the results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Comparative Financial Summary	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Total revenue	$670,850	$720,284	$1,345,737	$1,528,731
Gross profit	76,155	105,657	131,567	258,288
Operating income (loss)	32,160	46,256	(10,825)	93,542
Other income, net	3,115	3,582	2,530	5,966
(Benefit from) provision for income taxes	(8,026)	13,300	(11,233)	26,316
Amount attributable to noncontrolling interests	(4,620)	(5,940)	(11,902)	(15,725)
Net income (loss) attributable to Granite	38,681	30,598	(8,964)	57,467

Total Revenue by Segment	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2010		2009		2010		2009
Construction	$409,989	61.1%	$466,605	64.8%	$729,118	54.2%	$912,110	59.7%
Large Project Construction	169,972	25.4	181,171	25.2	429,625	31.9	456,001	29.8
Construction Materials	88,128	13.1	71,527	9.9	175,381	13.0	158,688	10.4
Real Estate	2,761	0.4	981	0.1	11,613	0.9	1,932	0.1
Total	$670,850	100.0%	$720,284	100.0%	$1,345,737	100.0%	$1,528,731	100.0%

Construction Revenue	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2010		2009		2010		2009
California:
Public sector	$163,272	39.9%	$157,906	33.8%	$272,553	37.3%	$342,495	37.5%
Private sector	7,864	1.9	8,659	1.9	24,887	3.4	29,042	3.2
West, excluding California:
Public sector	199,711	48.7	255,012	54.7	339,419	46.6	417,100	45.7
Private sector	10,005	2.4	9,443	2.0	17,419	2.4	25,114	2.8
East:
Public sector	28,603	7.0	34,503	7.4	72,963	10.0	94,771	10.4
Private sector	534	0.1	1,082	0.2	1,877	0.3	3,588	0.4
Total	$409,989	100.0%	$466,605	100.0%	$729,118	100.0%	$912,110	100.0%

Revenue for the three and nine months ended September 30, 2010 decreased by $56.6 million, or 12.1%, and $183.0 million, or 20.1%, respectively, compared to the same periods in 2009. These decreases were due to reductions in available work in both the public and private sectors caused by the weak demand and a highly competitive bidding environment for available work.  As a result, we were engaged in fewer public sector projects during the nine months ended September 30, 2010 than in the comparable period of 2009.  In addition, 2009 revenue included $82.9 million from federally funded security projects that were substantially completed in 2009.

Large Project Construction Revenue1	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2010		2009		2010		2009
California	$11,305	6.7%	$13,933	7.7%	$38,103	8.9%	$39,797	8.7%
West, excluding California	17,940	10.6	26,958	14.9	37,928	8.8	44,131	9.7
East	140,727	82.7	140,280	77.4	353,594	82.3	372,073	81.6
Total	$169,972	100.0%	$181,171	100.0%	$429,625	100.0%	$456,001	100.0%

1All revenue is earned from the public sector.

Revenue for the three and nine months ended September 30, 2010 decreased by $11.2 million, or 6.2%, and $26.4 million, or 5.8%, respectively, compared to the same periods in 2009. Revenue for the three months ended September 30, 2010 decreased primarily due to lower production levels on a project in Oregon that slowed to address site condition issues and a project in Missouri that is nearing completion.  Additionally, revenue for the nine months ended September 30, 2009 included the positive impact of a $17.3 million settlement related to a project in the Northeast. We did not benefit from a similar settlement in 2010. Lower ratios of consolidated to unconsolidated joint ventures adversely affected revenue by approximately $8.6 million and $26.7 million for the three and nine months ended September 30, 2010, respectively, compared to the prior year. Only Granite’s pro rata share of revenues from unconsolidated joint ventures is included in revenue.

Construction Materials Revenue	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2010		2009		2010		2009
California	$45,491	51.6%	$40,477	56.6%	$105,737	60.3%	$97,214	61.3%
West, excluding California	35,440	40.2	28,379	39.7	53,581	30.5	50,140	31.6
East	7,197	8.2	2,671	3.7	16,063	9.2	11,334	7.1
Total	$88,128	100.0%	$71,527	100.0%	$175,381	100.0%	$158,688	100.0%

Revenue for the three and nine months ended September 30, 2010 increased by $16.6 million, or 23.2%, and $16.7 million, or 10.5%, respectively, compared to the same periods in 2009. The quarter-over-quarter increases were due to fulfilling pent-up demand for materials created by the wet weather conditions experienced in the first half of the year. Additionally, we generated sales from new facilities in 2010 that were not operational in 2009.

Real Estate Revenue
Real Estate revenue for the three and nine months ended September 30, 2010 increased by $1.8 million and $9.7 million, respectively, compared with the same periods in 2009. The increase during the three months was due to the completion of a sales transaction and the recognition of deferred revenue on projects in Texas. The increase for the nine months was due to the Texas transactions and the sale of a commercial property in California. We continue to experience limited sales activity due to the slow recovery of the real estate market.

Contract Backlog

Our contract backlog consists of the remaining unearned revenue on awarded contracts, including 100% of our consolidated joint venture contracts and our proportionate share of unconsolidated joint venture contracts. We include a construction project in our contract backlog at such time as a contract is awarded and funding is in place, with the exception of certain federal government contracts for which funding is appropriated on a periodic basis. Substantially all of the contracts in our contract backlog may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past.

The following tables illustrate our contract backlog as of the respective dates:

Total Contract Backlog by Segment
(dollars in thousands)	September 30, 2010		June 30, 2010		September 30, 2009
Construction	$497,089	30.3%	$594,214	38.3%	$439,226	27.2%
Large Project Construction	1,141,453	69.7	957,080	61.7	1,173,042	72.8
Total	$1,638,542	100.0%	$1,551,294	100.0%	$1,612,268	100.0%

Construction Contract Backlog
(dollars in thousands)	September 30, 2010		June 30, 2010		September 30, 2009
California:
Public sector	$194,889	39.2%	$241,761	40.7%	$162,659	37.0%
Private sector	9,488	1.9	10,043	1.7	10,219	2.3
West, excluding California:
Public sector	205,992	41.5	272,565	45.9	217,084	49.4
Private sector	9,611	1.9	6,465	1.1	7,220	1.7
East:
Public sector	75,416	15.2	61,922	10.4	39,850	9.1
Private sector	1,693	0.3	1,458	0.2	2,194	0.5
Total	$497,089	100.0%	$594,214	100.0%	$439,226	100.0%

Contract backlog of $497.1 million at September 30, 2010 was $97.1 million, or 16.3%, lower than at June 30, 2010 and $57.9 million, or 13.2%, higher than at September 30, 2009. The decrease from June 30, 2010 was primarily due to progress on existing projects offset by an improved success rate on bidding activity in California and Arizona including two highway improvement projects totaling $43.6 million. The increase from September 30, 2009 was primarily driven by an improved success rate on bidding activity in California and Arizona, offset by lower beginning backlog coming into the year.

Large Project Contract Backlog1
(dollars in thousands)	September 30, 2010		June 30, 2010		September 30, 2009
California	$176,189	15.4%	$32,568	3.4%	$60,747	5.2%
West, excluding California	138,138	12.1	53,868	5.6	72,068	6.1
East	827,126	72.5	870,644	91.0	1,040,227	88.7
Total	$1,141,453	100.0%	$957,080	100.0%	$1,173,042	100.0%

1All contract backlog is related to contracts with public agencies.

Contract backlog of $1.1 billion at September 30, 2010 was $184.4 million, or 19.3%, higher than at June 30, 2010, and $31.6 million, or 2.7%, lower than at September 30, 2009. The increase in backlog from June 30, 2010 was primarily due to an improved success rate on bidding activity for work in the west, including awards of $77.7 million for a rail project in California and $47.7 million for our portion of the work on a new freeway, transit and trail system in Utah. During the three months ended September 30, 2010, we were also awarded a new auxiliary spillway control structure project in California, that is an internal partnership with $75.5 million and $50.4 million included in California and East contract backlog, respectively. The decrease in backlog from September 30, 2009 reflects progress made on large construction projects during the year. In October 2010 we received a notice to proceed for approximately $23.0 million for our portion of a light rail project in Houston and an award for approximately $306 million for a highway expansion and reconstruction project in Washington, both of which will be booked into contract backlog in the fourth quarter of 2010.

Included in contract backlog as of September 30, 2010, June 30, 2010, and September 30, 2009 is $98.0 million, $69.7 million and $133.2 million, respectively, associated with noncontrolling interests.

Gross Profit (Loss)

The following table presents gross profit (loss) by business segment for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2010	2009	2010	2009
Construction	$44,666	$72,635	$69,413	$160,612
Percent of segment revenue	10.9%	15.6%	9.5%	17.6%
Large Project Construction	18,316	25,221	49,634	81,396
Percent of segment revenue	10.8	13.9	11.6	17.8
Construction Materials	12,137	8,351	9,492	17,620
Percent of segment revenue	13.8	11.7	5.4	11.1
Real Estate	1,036	(550)	3,028	(1,340)
Percent of segment revenue	37.5	-56.1	26.1	-69.4
Total gross profit	$76,155	$105,657	$131,567	$258,288
Percent of total revenue	11.4%	14.7%	9.8%	16.9%

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

Revenue from projects that have not yet reached our profit recognition threshold is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Construction	$20,434	$13,018	$21,176	$14,804
Large Project Construction	44,069	20,817	105,589	31,883
Total revenue from contracts with deferred profit	$64,503	$33,835	$126,765	$46,687

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

When we experience significant contract forecast changes, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as a change in estimate for the current period. In our review of these changes for the three and nine months ended September 30, 2010, we did not identify any material amounts that should have been recorded in a prior period.

Construction gross profit for the three and nine months ended September 30, 2010 decreased $28.0 million and $91.2 million, respectively, compared to the same periods in 2009. The decreases were due to lower revenues, a highly competitive bidding environment and lower margins in beginning backlog. In addition, the decreases were due in part to the recognition, in 2009, of deferred profit on a design/build project that reached the point of profit recognition during the first nine months of 2009.

Large Project Construction gross profit for the three and nine months ended September 30, 2010 decreased $6.9 million and $31.8 million, respectively, compared to the same periods in 2009. Gross profit for the nine months ended September 30, 2010 was impacted by design issues and lower productivity than originally anticipated on two projects. During the nine months ended September 30, 2010, $105.6 million of revenue was recognized on projects which have not yet reached the profit recognition threshold compared to $31.9 million for the same period in 2009. Additionally, the net impact of a negotiated claims settlement on a project in the Northeast added $17.3 million to gross profit during 2009. On a large highway project in mountainous terrain in Oregon, several hillsides have experienced unanticipated ground movement. In some locations, the ground movements have caused damage to completed portions of bridge structures. The Company and the project owner, the Oregon Department of Transportation, are discussing the technical issues associated with these ground movements and identifying and analyzing possible remedial work plans to address these developments. At this time, the Company cannot reasonably estimate the impact, if any, these developments may have on the projected financial results for this project. Therefore, no revisions in estimates were made in the three and nine months ended September 30, 2010 in relation to these developments.

Construction Materials gross profit increased $3.8 million for the three months ended September 30, 2010 and decreased $8.1 million for the nine months ended September 30, 2010 compared to the same periods in 2009. The increase for the three months was due to higher demand and higher sales volume for construction materials resulting from the pent-up demand created by wet weather earlier in the year. The decrease in the nine months was due primarily to higher fixed costs related to new facilities that became operational late in 2009 without a corresponding increase in sales.

Real Estate gross profit was $1.0 million and $3.0 million for the three and nine months ended September 30, 2010, respectively, compared to gross losses of $0.6 million and $1.3 million in the same periods of 2009. Gross profit during the first nine months of 2010 increased primarily due to the completion of a sales transaction and the recognition of deferred revenue on projects in Texas, and the sale of a commercial property in California.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Selling
Salaries and related expenses	$9,671	$11,823	$35,925	$36,603
Other selling expenses	3,428	6,290	8,850	13,534
Total selling	13,099	18,113	44,775	50,137
General and administrative
Salaries and related expenses	13,556	17,357	51,090	57,231
Incentive compensation and discretionary profit sharing	2,701	8,436	5,985	16,153
Restricted stock amortization	3,210	3,148	9,589	7,577
(Recovery of) provision for doubtful accounts, net	(270)	(458)	136	(3,844)
Other general and administrative expenses	14,864	14,354	42,234	44,370
Total general and administrative	34,061	42,837	109,034	121,487
Total selling, general and administrative	$47,160	$60,950	$153,809	$171,624
Percent of revenue	7.0%	8.5%	11.4%	11.2%

Selling, general and administrative expenses for the three and nine months ended September 30, 2010 decreased $13.8 million, or 22.6% and $17.8 million, or 10.4%, respectively, compared to the same periods in 2009.

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

Total selling expenses for the three and nine months ended September 30, 2010 decreased $5.0 million, or 27.7%, and $5.4 million, or 10.7%, respectively, compared to the same periods in 2009, as 2009 included costs for consulting services related to bidding activity that were not incurred in 2010.

General and Administrative Expenses
General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate offices. Total general and administrative expenses for the three and nine months ended September 30, 2010 decreased $8.8 million and $12.5 million, respectively, compared to the same periods in 2009 as we continue to reduce our overall cost structure. Incentive compensation for the three and nine months ended September 30, 2010 decreased $5.7 million and $10.2 million, respectively, due to lower profits. In addition, 2009 included the recovery of $0.4 million and $4.2 million, respectively, on an account that had been reserved for in previous years.

Other general and administrative expenses include information technology, occupancy, office supplies, depreciation, travel and entertainment, outside services, training, other miscellaneous expenses and restructuring charges none of which individually exceeded 10% of total selling, general and administrative expenses. During the three months ended September 30, 2010, we recorded restructuring charges of approximately $2.0 million associated with a reduction in force. The reduction in force occurred in July 2010 and has been fully paid as of September 30, 2010.

Other Income

The following table presents the components of other income for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Interest income	$2,110	$744	$4,147	$3,914
Interest expense	(547)	(4,245)	(7,294)	(10,586)
Equity in income (loss) of affiliates	529	4,021	(177)	4,360
Other income, net	1,023	3,062	5,854	8,278
Total other income	$3,115	$3,582	$2,530	$5,966

Interest expense decreased during the three and nine months ended September 30, 2010 primarily due to a decrease in federal and state look back interest expense of $2.5 million. Look back interest is the interest due or receivable on income tax related to revisions in estimated profitability on long-term construction projects. The changes in equity in income (loss) of affiliates during the three and nine months ended September 30, 2010 were primarily due to decreases in income earned on our investment in an entity that owns and operates an asphalt terminal in Nevada. Other income, net during the nine months ended September 30, 2010 consisted primarily of $2.9 million of previously deferred income related to the sale of an investment in an affiliate in 2008. Other income, net during the three and nine months ended September 30, 2009 consisted primarily of a gain of approximately $1.7 million and $6.1 million, respectively, related to the sale of gold, a by-product of one of our aggregate extraction operations.

Income Taxes

The following table presents the (benefit from) provision for income taxes for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2010	2009	2010	2009
(Benefit from) provision for income taxes	$(8,026)	$13,300	$(11,233)	$26,316
Effective tax rate	(22.8)%	26.7%	135.4%	26.4%

We are unable to make a reliable estimate of our annual effective tax rate (“ETR”) because we are anticipating marginal 2010 pre-tax income (“PTI”) for the year, excluding any restructuring charges (see Note 18 of “Notes to the Condensed Consolidated Financial Statements”) which are considered discrete to the fourth quarter, and have significant permanent differences (e.g. non-controlling interests). Insignificant changes in our forecasted 2010 PTI result in wide variability of our calculated annual ETR due to the relationship of PTI and permanent differences. Therefore, we are unable to determine a reliable estimate of our 2010 annual ETR. As a result, we calculated our income tax (benefit) using the discrete method and computed our year-to-date ETR by utilizing actual results of operations.

Our ETR decreased to (22.8)% for the three months ended September 30, 2010 from 26.7% and increased to 135.4% for the nine months ended September 30, 2010 from 26.4% for the same periods in 2009, respectively.  The change for the three and nine months ended September 30, 2010 from the corresponding periods in 2009 was primarily due to the effect from non-controlling interests as a percent of PTI, as non-controlling interests are not subject to income taxes on a stand-alone basis.

For the three and nine months ended September 30, 2009, we calculated our income tax provision by estimating our annual effective tax rate and applying that rate to our year-to-date ordinary earnings. The effect of changes in enacted tax laws, tax rates or tax status was recognized in the interim period in which the change occurred.

Noncontrolling Interests

The following table presents the amount attributable to noncontrolling interests in consolidated subsidiaries for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Amount attributable to noncontrolling interests	$(4,620)	$(5,940)	$(11,902)	$(15,725)

The amount attributable to noncontrolling interests represents the noncontrolling owners’ share of the income or loss of our consolidated construction joint ventures and real estate development entities. The balance for the three and nine months ended September 30, 2010 decreased compared to the same periods in 2009 as activity on joint venture projects neared completion.

Liquidity and Capital Resources

We believe our cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations through the next twelve months. If we experience a prolonged change in our business operating results or make a significant acquisition, we may need to acquire additional sources of financing, which, if available, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements.

The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated joint ventures, as of the respective dates:

	September 30,	December 31,	September 30,
(in thousands)	2010	2009	2009
Cash and cash equivalents excluding consolidated joint ventures	$154,487	$216,518	$250,298
Consolidated joint venture cash and cash equivalents	103,367	122,438	121,136
Total consolidated cash and cash equivalents	257,854	338,956	371,434
Short-term and long-term marketable securities1	130,464	119,385	90,410
Total cash, cash equivalents and marketable securities	$388,318	$458,341	$461,844

1See Note 4 of “Notes to the Condensed Consolidated Financial Statements” for the composition of our marketable securities.

Our primary sources of liquidity are cash and cash equivalents and marketable securities. We may also from time to time issue and sell equity, debt or hybrid securities or engage in other capital markets transactions.

Our cash and cash equivalents consisted of commercial paper, deposits and money market funds held with established national financial institutions. Marketable securities consist of municipal bonds, commercial paper, U.S. government and agency obligations, and mutual funds. Cash and cash equivalents held by our consolidated joint ventures represents the working capital needs of each joint venture’s project. The decision to distribute joint venture cash must generally be made jointly by all of the partners and, accordingly, these funds generally are not available for the working capital or other liquidity needs of Granite.

Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends on our capital stock.  We may also from time to time prepay or repurchase outstanding indebtedness, and acquire assets or businesses that are complementary to our operations.

Cash Flows (in thousands)	Nine Months Ended September 30,
	2010	2009
Net cash provided by (used in):
Operating activities	$10,566	$58,253
Investing activities	(34,405)	(103,837)
Financing activities	(57,263)	(43,825)

Cash provided by operating activities for the nine months ended September 30, 2010 decreased $47.7 million when compared to the same period in 2009. This decrease was primarily driven by our low net income and was partially offset by a more favorable change in working capital items in 2010 as compared to 2009.

Cash used in investing activities for the nine months ended September 30, 2010 was $69.4 million lower than the same period in 2009. The change was primarily due to a $45.6 million decrease in purchases of property and equipment related to the completion of two aggregate and asphalt plants in 2009, an $11.9 million increase in net maturities of marketable securities and a $7.1 million increase in proceeds from the sales of property and equipment. These increases were partially offset by a $6.4 million investment in a corporation that designs and manufactures power generation and equipment systems during 2010.

Cash used in financing activities for the nine months ended September 30, 2010 increased $13.4 million compared to the same period in 2009. The primary reasons for this change were a $4.7 million increase in distributions to noncontrolling partners, net and a $7.8 million decrease in long-term debt borrowings as a result of a reduction in real estate development activity.

Capital Expenditures

During the nine months ended September 30, 2010, we had capital expenditures of $30.2 million compared to $75.8 million during the same period in 2009. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate investing up to $40.0 million in capital expenditures during 2010.

Credit Agreement

On June 22, 2010, we refinanced our credit agreement (the “Credit Agreement”), which provides for a committed, unsecured revolving credit facility of $150.0 million. Borrowings under the Credit Agreement bear interest at LIBOR plus an applicable margin based upon certain financial ratios calculated quarterly, which resulted in a margin of 3.0% at September 30, 2010. At September 30, 2010, there were no revolving loans outstanding under the Credit Agreement, but there were standby letters of credit totaling approximately $4.2 million. The letters of credit will expire between March and October 2011.

The most significant restrictive covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Tangible Net Worth, a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio, the calculations and terms of which are defined by the Credit Agreement filed as Exhibit 10.1 to our Form 10-Q filed August 2, 2010. As of September 30, 2010, our Consolidated Tangible Net Worth was $773.7 million, which exceeded the minimum of $670.7 million, the Consolidated Interest Coverage Ratio was 9.51, which exceeded the minimum of 4.00 and the Consolidated Leverage Ratio was 2.02, which did not exceed the maximum of 2.75.

Senior Notes Payable

As of September 30, 2010, senior notes payable in the amount of $25.0 million were due to a group of institutional holders in nine equal annual installments which began in 2005 and bear interest at 6.96% per annum. The most significant covenants under the terms of the related agreement require the maintenance of a minimum Consolidated Net Worth, the calculations and terms of which are defined by the related agreement filed as Exhibit 10.3 to our Form 10-Q filed August 14, 2001. As of September 30, 2010, our Consolidated Net Worth was $813.5 million, which exceeded the minimum of $656.4 million.

In addition, as of September 30, 2010, senior notes payable in the amount of $200.0 million were due to a second group of institutional holders in five equal annual installments beginning in 2015 and bear interest at 6.11% per annum. The most significant covenants under the terms of the related agreement require the maintenance of a minimum Consolidated Net Worth, the calculations and terms of which are defined by the related agreement filed as Exhibit 10.1 to our Form 8-K filed January 31, 2008. As of September 30, 2010, our Consolidated Net Worth was $813.5 million, which exceeded the minimum of $667.3 million.

Surety Bonds and Real Estate Mortgages

We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At September 30, 2010, approximately $1.6 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

A significant portion of our real estate held for development and sale is secured by mortgages. All of this indebtedness is non-recourse to Granite, but is recourse to the real estate entities that incurred the indebtedness. These mortgages are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement and development. Modification of mortgage terms may include changes in loan-to-value ratios requiring the real estate entities to repay portions of the debt. During the three and nine months ended September 30, 2010, we provided additional funding of $0.2 million and $3.0 million, respectively, to these real estate entities to facilitate mortgage refinancing. As of September 30, 2010, the principal amount of debt of our real estate entities secured by mortgages was $55.6 million of which $39.2 million was included in current liabilities and $16.4 million was included in long-term liabilities on our condensed consolidated balance sheet.

Covenants and Events of Default

Our debt agreements require us to comply with various affirmative, restrictive and financial covenants, including the financial covenants described above. Our failure to comply with any of these covenants, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the applicable debt agreements. Under certain circumstances, the occurrence of an event of default under one of our debt agreements (or the acceleration of the maturity of the indebtedness under one of our debt agreements) would constitute an event of default under one or more of our other debt agreements, and would permit the acceleration of our indebtedness under such other debt agreement or agreements.

As of September 30, 2010, we were in compliance with the covenants contained in our debt agreements, and we are not aware of any material non-compliance by any of our unconsolidated entities with the covenants contained in their debt agreements.  Based on our current expectations with respect to our future results of operations, we believe that it is reasonably likely that, absent obtaining an amendment of our Credit Agreement or other relief from our lenders, we will cease to be in compliance with certain financial covenants contained in our Credit Agreement as early as the fourth quarter of 2010.

We are currently engaged in discussions with our lenders regarding an amendment of the Credit Agreement.  However, we cannot provide assurance as to whether, when or the terms upon which we will reach an agreement with our lenders regarding amendment of the Credit Agreement.

If we are unable to successfully negotiate an amendment to the Credit Agreement prior to breaching any financial covenants, we may elect to terminate the Credit Agreement. If we were to terminate, we would no longer be entitled to borrow under the Credit Agreement and the lenders would require that any letters of credit under the Credit Agreement be cash collateralized. As of September 30, 2010, there were no revolving loans outstanding under the Credit Agreement. However, if there were amounts outstanding at the time of a breach, they would become immediately due and payable.

Share Purchase Program

In 2007, our Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion. As of September 30, 2010, $64.1 million was available for purchase. We did not purchase shares under the share purchase program in any of the periods presented, and we do not intend to purchase shares under the program in the foreseeable future.

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

Our management carried out, as of September 30, 2010, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the third quarter of 2010, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The description of the matters set forth in Part I, Item 1 of this Report under “Note 16 - Legal Proceedings” is incorporated herein by reference.

Item 1A.	RISK FACTORS

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. Pursuant to Section 1503 of the Dodd-Frank Act, operators of a coal or other mine that are also required to file reports under Section 13(a) of the Exchange Act must include in each periodic report filed with the SEC certain information regarding health and safety violations at its mines. The requirements of Section 1503 of the Dodd-Frank Act became effective for us during the quarter ended September 30, 2010.

We operate forty-four surface mines in the western United States to produce construction aggregates.  The operation of our mines is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  During the third quarter of 2010, MSHA conducted seventeen inspections at fifteen of our mines.  There were no reportable citations or orders following nine of those inspections. The chart below contains information (dollars in thousands) regarding certain mining safety and health citations or orders that MSHA issued during the quarter ended September 30, 2010 with respect to our mining operations. With respect to this information, it should be noted that: (i) the number of citations and orders will vary depending on the size of the mine, (ii) the number of citations issued will vary from inspector to inspector and mine to mine, and (iii) citations and orders can be contested and appealed, and in that process, may be reduced in severity and amount, and are sometimes dismissed.

Name of Mine	Section 1041	Section 104(d)2	Proposed Assessments3
Bradshaw Pit	2	-	$1
Felton Quarry	2	-	-
Fountain Springs	3	-	1
Highway 175 Aggregate	2	-	-
Lockwood Quarry	1	1	2
Alaska Portable Crusher #1	2	-	-
Sacramento Portable Crusher #1	1	-	1
Wade Sand Pit	1	-	-
Total	14	1	$5

1The total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under Section 104 of the Mine Act for which the operator received a citation from the MSHA.
2The total number of citations and orders for unwarrantable failure of the mine operator to comply with mandatory health or safety standards under Section 104(d) of the Mine Act.
3The total dollar value of proposed assessments from the MSHA under such Mine Act.

During the third quarter of 2010, with respect to our mines, MSHA did not issue any orders under Section 104(b) of the Mine Act, did not identify any flagrant violations under Section 110(b)(2) of the Mine Act and did not issue any imminent danger orders under Section 107(a) of the Mine Act.  We did not experience any mining-related fatalities in the third quarter of 2010.  Furthermore, during the third quarter of 2010, we did not receive written notice of a pattern of violations of mandatory health or safety standards from MSHA or of the potential to have a pattern of violations of mandatory health or safety standards from MSHA.  Three of the citations issued during the third quarter of 2010 are the subject of a formal appeal before the Federal Mine Safety and Health Review Commission.

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

GRANITE CONSTRUCTION INCORPORATED

Date:	November 9, 2010	By:	/s/ Laurel J. Krzeminski
Laurel J. Krzeminski
Vice President and Chief Financial Officer