Form 10-K
period 2010-12-31
GRANITE CONSTRUCTION INC
filed 2011-02-24
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2010
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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $750.9 million as of June 30, 2010, based upon the average of the bid and asked prices per share of the registrant’s Common Stock as reported on the New York Stock Exchange on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At February 11, 2011, 38,749,491 shares of Common Stock, par value $0.01, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of Granite Construction Incorporated to be held on May 20, 2011, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010.

Index

PART I

PART II

PART III

PART IV
Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
EXHIBIT 10.18
EXHIBIT 10.19
EXHIBIT 10.20
EXHIBIT 10.21
EXHIBIT 21
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.CAL
EXHIBIT 101.DEF
EXHIBIT 101.LAB
EXHIBIT 101.PRE

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

From time to time, Granite makes certain comments and disclosures in reports and statements, including in this Annual Report on Form 10-K, or statements made by its officers or directors, that are not based on historical facts, including statements regarding future events, occurrences, circumstances, activities, performance, outcomes and results that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by words such as “future,” “outlook,” “assumes,” “believes,” “expects,” “estimates,” “anticipates,” “intends,” “plans,” “appears,” “may,” “will,” “should,” “could,” “would,” “continue,” and the negatives thereof or other comparable terminology or by the context in which they are made. In addition, other written or oral statements which constitute forward-looking statements have been made and may in the future be made by or on behalf of Granite. These forward-looking statements are estimates reflecting the best judgment of senior management and reflect our current expectations regarding future events, occurrences, circumstances, activities, performance, outcomes and results. These expectations may or may not be realized. Some of these expectations may be based on beliefs, assumptions or estimates that may prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our business, financial condition, results of operations, cash flows and liquidity. Such risks and uncertainties include, but are not limited to, those more specifically described in this report under “Item 1A. Risk Factors.” Due to the inherent risks and uncertainties associated with our forward-looking statements, the reader is cautioned not to place undue reliance on them. The reader is also cautioned that the forward-looking statements contained herein speak only as of the date of this Annual Report on Form 10-K, and, except as required by law, we undertake no obligation to revise or update any forward-looking statements for any reason.

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

We are one of the largest diversified heavy civil contractors and construction materials producers in the United States. We operate nationwide, serving both public and private sector clients. Within the public sector, we primarily concentrate on heavy-civil infrastructure projects, including the construction of roads, highways, mass transit facilities, airport infrastructure, bridges, dams and canals. Within the private sector, we perform site preparation and infrastructure services for residential development, commercial and industrial buildings, and other facilities.

We own and lease substantial aggregate reserves and own a number of construction materials processing plants. We also have one of the largest contractor-owned heavy construction equipment fleets in the United States. We believe that the ownership of these assets enables us to compete more effectively by ensuring availability of these resources at a favorable cost.

We operate a real estate investment and development business. On October 25, 2010, we announced our Enterprise Improvement Plan that includes plans to orderly divest of our real estate investment business. See Note 11 of “Notes to the Consolidated Financial Statements” and “Restructuring Charges” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Operating Structure

Our construction business has been organized into three reportable business segments to reflect our lines of business. These business segments are: Construction, Large Project Construction and Construction Materials. Our real estate investment and development business comprises our Real Estate segment. See Note 21 of “Notes to the Consolidated Financial Statements” for additional information about our operating segments.

Our market sector information reflects three regions defined as follows: 1) California; 2) Northwest, which includes our offices in Alaska, Nevada, Utah and Washington; and 3) East which includes our offices in Arizona, Florida, New York and Texas. Each of these regions includes operations from our Construction, Large Project Construction, and Construction Materials lines of business.

Construction: Revenue from our Construction segment was $943.2 million and $1.2 billion (53.5% and 58.7% of our total revenue) in 2010 and 2009, respectively. Revenue from our Construction segment is derived from both public and private sector clients. The Construction segment performs various heavy civil construction projects with a large portion of the work focused on new construction and improvement of streets, roads, highways, bridges, site work and other infrastructure projects. These are typically bid-build projects completed within two years with a contract value of less than $75 million.

Large Project Construction: Revenue from our Large Project Construction segment was $584.4 million and $603.5 million (33.1% and 30.7% of our total revenue) in 2010 and 2009, respectively. The Large Project Construction segment focuses on large, complex infrastructure projects which typically have a longer duration than our Construction segment work. These projects include major highways, mass transit facilities, bridges, tunnels, waterway locks and dams, pipelines, canals and airport infrastructure. This segment primarily includes bid-build, design-build and construction management/general contractor contracts, generally with contract values in excess of $75 million.

We participate in joint ventures with other construction companies mainly on projects in our Large Project Construction segment. Joint ventures are typically used for large, technically complex projects, including design/build projects, where it is desirable to share risk and resources. Joint venture partners typically provide independently prepared estimates, shared financing and equipment and often bring local knowledge and expertise (see “Joint Ventures; Off-Balance-Sheet Arrangements” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

We also utilize the design/build and construction management/general contract methods of project delivery. Unlike traditional projects where owners first hire a design firm or design a project themselves and then put the project out to bid for construction, design/build projects provide the owner with a single point of responsibility and a single contact for both final design and construction. Although design/build projects carry additional risk as compared to traditional bid/build projects, the profit potential can also be higher. Under the construction management/general contract method of delivery, we contract with owners to manage the design phase of the contract with the understanding that we will negotiate a contract on the construction phase when the design nears completion. Revenue from design/build and construction management/general contract projects represented 65.9% and 73.6% of Large Project Construction revenue in 2010 and 2009, respectively.

Construction Materials: Revenue from our Construction Materials segment was $222.1 million and $205.9 million (12.6% and 10.5% of our total revenue) in 2010 and 2009, respectively. The Construction Materials segment mines and processes aggregates and operates plants that produce construction materials for internal use and for sale to third parties. We have significant aggregate reserves that we have acquired by ownership in fee or through long-term leases. Aggregate products used in our construction projects represented approximately 50.2% of our tons sold during 2010 and ranged from 36.6% to 50.2% over the last five years. The remainder is sold to third parties.

Real Estate: Granite Land Company (“GLC”) is an investor in a diversified portfolio of land assets and provides real estate services for other Granite operations. GLC’s current investment portfolio consists of residential, retail and office site development projects for sale to home and commercial property developers, or held for commercial rental income. The range of its involvement in an individual project may vary from passive investment to management of land rights or entitlement (use of land authorized by government agency), development, construction, leasing and eventual sale of the project. Generally, GLC has teamed with partners who have local knowledge and expertise in the development of each property.

GLC’s current investments are located in Washington, Oregon, California and Texas. In 2010, revenue from GLC was $13.3 million (0.8% of our total revenue), compared with $2.3 million (0.1% of our total revenue) in 2009. On October 25, 2010, we announced our Enterprise Improvement Plan that includes plans to orderly divest of our real estate investment business. See Note 11 of “Notes to the Consolidated Financial Statements” and “Restructuring Charges” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

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

Aggregate Materials - We own and lease aggregate reserves and own processing plants that are vertically integrated into our construction operations. By ensuring availability of these resources and providing quality products, we believe we have a competitive advantage in many of our markets as well as a source of revenue and earnings from the sale of construction materials to third parties.

Controlled Growth - We intend to grow our business by working on many types of infrastructure projects as well as by expanding into new geographic areas. In addition, we focus our efforts on larger projects wherein our financial strength and project experience provide us with a competitive advantage.

Decentralized Profit Centers - Each of our operating groups is established as an individual profit center which encourages entrepreneurial activity while allowing the groups to benefit from centralized administrative and support functions.

Diversification - To mitigate the risks inherent in the construction business as the result of general economic factors, we pursue projects: (i) in both the public and private sectors, (ii) in federal, rail, power and renewable energy markets, (iii) for a wide range of customers within each sector (from the federal government to small municipalities and from large corporations to individual homeowners), (iv) in diverse geographic markets, (v) that are construction management/general contractor, design/build, fixed price and fixed unit price and (vi) of various sizes, durations and complexity. In addition to pursuing opportunities with traditional project funding, we continue to evaluate other sources of project funding (e.g. public private partnerships).

Employee Development - We believe that our employees are key to the successful implementation of our business strategies. Significant resources are employed to attract, develop and retain extraordinary talent and fully promote each employee’s capabilities.

Infrastructure Construction Focus - We concentrate our core competencies on this segment of the construction industry, which includes the building of roads, highways, bridges, dams, tunnels, mass transit facilities, airport and railroad infrastructure, underground utilities and site preparation. This focus allows us to most effectively utilize our specialized strengths, which include grading, paving and construction of concrete structures.

Ownership of Construction Equipment - We own a large fleet of well maintained heavy construction equipment. The ownership of construction equipment enables us to compete more effectively by ensuring availability of the equipment at a favorable cost.

Profit-based Incentives - Profit center managers are incentivized with cash compensation and restricted equity awards, payable upon the attainment of pre-established annual financial and non-financial metrics.

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

Quality and High Ethical Standards - We believe in the importance of performing high quality work. Additionally, we believe in maintaining high ethical standards through an established code of conduct and an effective corporate compliance program.

Sustainability - Our focus on sustainability encompasses many aspects of how we conduct ourselves and practice our core values. We believe sustainability is important to our customers, employees, shareholders, and communities, and is also a long-term business driver. By focusing on specific initiatives that address social, environmental and economic challenges, we can minimize risk and increase our competitive advantage.

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

Seasonality

Our operations are typically affected by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues, profitability and the required number of employees.

Customers

Customers in our Construction segment include certain federal agencies, state departments of transportation, county and city public works departments, school districts and developers and owners of industrial, commercial and residential sites. Customers of our Large Project Construction segment are predominantly in the public sector and currently include various state departments of transportation, local transit authorities and federal agencies. Customers of our Construction Materials segment include internal usage on our own construction, as well as third party customers including, but not limited to, contractors, landscapers, manufacturers of products requiring aggregate materials, retailers, homeowners, farmers and brokers.

During the year ended December 31, 2010, our largest volume customer was the Maryland State Highway Administration (“MD SHA”). Revenue recognized from contracts with MD SHA represented 10.3% of our total revenue and 31.0% of our Large Project Construction revenue in 2010. During the year ended December 31, 2009, our largest volume customer was the California Department of Transportation (“Caltrans”). Revenue recognized from contracts with Caltrans represented 11.9% of our total revenue, 19.0% of our Construction revenue and 2.6% of our Large Project Construction revenue in 2009.  Public sector revenue in California represented 23.2% and 25.0% of our total revenue in 2010 and 2009, respectively.

Contract Backlog

Our contract backlog is comprised of the unearned portion of revenue on awarded contracts that have not been completed, including 100% of the unearned revenue of our consolidated joint ventures and our proportionate share of unconsolidated joint venture contracts. We generally include a project in our contract backlog at the time a contract is awarded and funding is in place. Certain federal government contracts where funding is appropriated on a periodic basis are included in contract backlog at the time of the award. Substantially all of the contracts in our contract backlog may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past (see “Contract Provisions and Subcontracting”). Most projects in our Construction segment are added and completed within a year and therefore may not be reflected in our year-end contract backlog. Contract backlog by segment is presented in “Contract Backlog” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our contract backlog was approximately $1.9 billion and $1.4 billion at December 31, 2010 and 2009, respectively. Approximately $1.1 billion of the December 31, 2010 contract backlog is expected to be completed during 2011.

Equipment

At December 31, 2010 and 2009, we owned the following construction equipment and vehicles (units in thousands):

December 31,	2010	2009
Heavy construction equipment	2,104	2,362
Trucks, truck-tractors, trailers and vehicles	4,560	5,254

Our portfolio of equipment includes backhoes, barges, bulldozers, cranes, excavators, loaders, motor graders, pavers, rollers, scrapers and trucks. We believe that ownership of equipment is generally preferable to leasing because it ensures the equipment is available as needed and normally results in lower costs. We pool certain equipment for use by both our Construction and Large Project Construction segments to maximize utilization. We continually monitor and adjust our fleet size so that it is consistent with the size of our business, considering both existing backlog and expected future work. On a short-term basis, we lease or rent equipment to supplement existing equipment in response to construction activity peaks. In 2010 and 2009, we spent approximately $17.3 million and $17.6 million, respectively, on purchases of construction equipment and vehicles.

Employees

On December 31, 2010, we employed approximately 1,500 salaried employees who work in management, estimating and clerical capacities, plus approximately 800 hourly employees. The total number of hourly personnel is subject to the volume of construction in progress and is seasonal. During 2010, the number of hourly employees ranged from approximately 800 to 3,400 and averaged approximately 2,400. Two of our wholly owned subsidiaries, Granite Construction Company and Granite Construction Northeast, Inc., are parties to craft collective bargaining agreements in many areas in which they work.

We believe our employees are our most valuable resource and that our workforce possesses a strong dedication to and pride in our company. Among salaried and non-union hourly employees, this dedication is reinforced by a 13.2% equity ownership at December 31, 2010 through our Employee Stock Ownership Plan, our Profit Sharing and 401(k) Plan and performance-based incentive compensation arrangements. Our managerial and supervisory personnel have an average of approximately 12 years of service with us.

Competition

Competitors of our Construction segment range from small local construction companies to large regional, national and global construction companies. We compete with numerous companies in individual markets, however, there are few companies which compete in all of our market areas. Many of our Construction segment competitors have the ability to perform work in either the private or public sectors. When opportunities for work in one sector are reduced, competitors tend to look for opportunities in the other sector. This migration has the potential to reduce revenue growth and/or increase pressure on gross profit margins.

The scale and complexity of jobs in the Large Project Construction segment preclude many smaller contractors from bidding such work. Consequently, our Large Project Construction segment competition typically comes from large regional, national and global construction companies.

We own and/or have long-term leases on aggregate resources that provide an extra measure of competitive advantage in certain markets for both the Construction and Large Project Construction segments.

Competitors of our Construction Materials segment range from small local materials companies to large regional, national, and global materials companies. We compete with numerous companies in individual markets; however, there are few companies which compete in all of our market areas. The unprecedented demand for construction materials during 2001 through 2006 prompted many materials suppliers to increase production and sales capacities in many of the markets in which we compete. The subsequent reduction in demand, primarily driven by reduction in residential and commercial development, has increased the level of competition to sell construction materials.

Factors influencing our competitiveness include price, estimating abilities, knowledge of local markets and conditions, project management, financial strength, reputation for quality, the availability of aggregate materials, and machinery and equipment. Historically, the construction business has not required large amounts of capital, particularly for the smaller size construction work pursued by our Construction segment, which can result in relative ease of market entry for companies possessing acceptable qualifications. Although the construction business is highly competitive, we believe we are well positioned to compete effectively in the markets in which we operate.

Contract Provisions and Subcontracting

Our contracts with our customers are primarily “fixed unit price” or “fixed price.” Under fixed unit price contracts, we are committed to providing materials or services at fixed unit prices (for example, dollars per cubic yard of concrete placed or cubic yard of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, errors in our estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk of performing all the work for the specified amount. The percentage of fixed price contracts (excluding fixed unit price contracts) in our contract backlog decreased to approximately 68.3% at December 31, 2010 compared with approximately 75.1% at December 31, 2009.

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

We act as prime contractor on most of our construction projects. We complete the majority of our projects with our own resources and subcontract specialized activities such as electrical and mechanical work. As prime contractor, we are responsible for the performance of the entire contract, including subcontract work. Thus, we may be subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated. Based on our analysis of their construction and financial capabilities, among other criteria, we determine whether to require the subcontractor to furnish a bond or other type of security to guarantee their performance. Disadvantaged business enterprise regulations require us to use our best efforts to subcontract a specified portion of contract work done for governmental agencies to certain types of disadvantaged contractors or suppliers. As with all of our subcontractors, some may not be able to obtain surety bonds or other types of performance security.

Insurance and Bonding

We maintain general and excess liability, construction equipment and workers’ compensation insurance; all in amounts consistent with industry practice.

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

In July 2007, the California Air Resources Board (“CARB”) approved a regulation that will require California equipment owners/operators to reduce diesel particulate and nitrogen oxide emissions from in-use off-road diesel equipment and to meet progressively more restrictive emission targets proposed for each year from 2010 to 2020. In December 2008, CARB approved a similar regulation for in-use on-road diesel equipment that includes more restrictive emission targets from 2010 to 2022. The emission targets will require California off-road and on-road diesel equipment owners to retrofit equipment with diesel emission control devices or replace equipment with new engine technology as it becomes available, which will result in higher equipment related expenses. In December 2010, CARB amended both regulations to grant economic relief to affected fleets by extending initial compliance dates from 2020 to 2025 as well as adding additional compliance requirements. To date, costs to prepare the Company for compliance have been minimal. However, it is too early to determine what the full cost of compliance will be.

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

Executive Officers of the Registrant

Our current executive officers are as follows:

Name	Age	Position
James H. Roberts	54	President and Chief Executive Officer
Laurel J. Krzeminski	56	Vice President and Chief Financial Officer
Michael F. Donnino	56	Senior Vice President and Group Manager
John A. Franich	54	Vice President and Group Manager
Thomas S. Case	48	Vice President and Group Manager

Granite Construction Incorporated was incorporated in Delaware in January 1990 as the holding company for Granite Construction Company, which was incorporated in California in 1922. All dates of service for our executive officers include the periods in which they served for Granite Construction Company.

Mr. Roberts joined Granite in 1981 and has served in various capacities, including President and Chief Executive Officer since September 2010. He also served as Executive Vice President and Chief Operating Officer from September 2009 to August 2010, Senior Vice President from May 2004 to September 2009, Granite West Manager from February 2007 to September 2009, Branch Division Manager from May 2004 to February 2007, Vice President and Assistant Branch Division Manager from 1999 to 2004, and Regional Manager of Nevada and Utah Operations from 1995 to 1999. He received a B.S.C.E. in 1979 and an M.S.C.E. in 1980 from the University of California, Berkeley, and an M.B.A. from the University of Southern California in 1981. He also completed the Stanford Executive Program in 2009.

Ms. Krzeminski joined Granite in 2008 and has served as Chief Financial Officer since November 2010 and Vice President since July 2008. She also served as Interim Chief Financial Officer from June 2010 to October 2010 and Corporate Controller from July 2008 to May 2010.  From 1993 to 2007, she served in various corporate and operational finance positions with The Gillette Company (acquired by The Procter & Gamble Company in 2005), including Finance Director for the Duracell and Braun North American business units. Ms. Krzeminski also served as the Director of Gillette’s Sarbanes-Oxley Section 404 Compliance program and as Gillette’s Director of Corporate Financial Reporting. Her experience also includes several years in public accounting with an international accounting firm. She received a B.S. in Business Administration-Accounting from San Diego State University in 1978.

Mr. Donnino joined Granite in 1977 and has served as Senior Vice President and Group Manager since January 2010, Senior Vice President since January 2005, Manager of Granite East from February 2007 to December 2009, and Heavy Construction Division Manager from January 2005 to February 2007. He served as Vice President and Heavy Construction Division Assistant Manager during 2004, Texas Regional Manager from 2000 to 2003 and Dallas Estimating Office Area Manager from 1991 to 2000. Mr. Donnino received a B.S.C.E. in Structural, Water and Soils Engineering from the University of Minnesota in 1976.

Mr. Franich has over 32 years of experience in the construction industry, including over 18 years of experience with Granite. Mr. Franich has served with Granite as Vice President and Group Manager since January 2010, Vice President and Granite West Manager of Construction from February 2007 to December 2009, and Vice President, Branch Division Construction Manager from January 2005 through January 2007. From 1979 through 1991, Mr. Franich held various accounting, engineering and management positions with Granite. Mr. Franich was formerly the President of Associated General Contractors of California. Mr. Franich received a B.S. in Business Administration (Finance) from California State University, Chico in 1979.

Mr. Case joined Granite in 1987 and has served as Vice President and Group Manager since January 2010. He also served as Southwest Operating Group Manager from November 2007 to December 2009, Utah Operations Branch Manager from August 2001 through November 2007, Utah Operations Construction Manager during 2001, Utah Operations Materials Manager between 1996 and 2000, and in various positions at Granite’s Nevada and Santa Barbara, California operations between 1987 and 1996. Mr. Case received a B.S. in Construction Management from California Polytechnic State University in 1986.

Item 1A. RISK FACTORS

Set forth below and elsewhere in this report and in other documents we file with the SEC are various risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report or otherwise adversely affect our business.

●
Unfavorable economic conditions have had and are expected to continue to have an adverse impact on our business. The recent recession and credit crisis and related turmoil in the global financial system has had and is expected to continue to have an adverse impact on our business, financial position, results of operations, cash flows and liquidity. In particular, declining tax revenues, budget deficits, financing constraints and competing priorities have resulted in, and are expected to continue to result in, cutbacks in new infrastructure projects in the public sector and could have an adverse impact on collectibility of receivables from government agencies. In addition, levels of new commercial and residential construction projects have declined significantly due to oversupply of existing inventories of commercial and residential properties, declining property values and a restrictive financing environment. This reduction in demand for construction and construction materials in both the public and private sector has resulted in intensified competition in both sectors, which has had an adverse impact on both our revenues and profit margins and could impact growth opportunities.  These factors have also had an adverse impact on the levels of activity and financial position, results of operations, cash flows and liquidity of our real estate investment and development business.

●
We work in a highly competitive marketplace. We have multiple competitors in all of the areas in which we work, and some of our competitors are larger than we are and may have greater resources than we do. During economic down cycles or times of lower government funding for public works projects, competition for the fewer available public projects typically intensifies and this increased competition may result in a decrease in new awards at acceptable profit margins. In addition, downturns in residential and commercial construction activity increases the competition for available public sector work, further impacting our revenue, contract backlog and profit margins.

●
Accounting for our revenues and costs involves significant estimates. As further described in “Critical Accounting Policies and Estimates” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” accounting for our contract related revenues and costs, as well as other expenses, requires management to make a variety of significant estimates and assumptions. Although we believe we have sufficient experience and processes to enable us to formulate appropriate assumptions and produce reasonably dependable estimates, these assumptions and estimates may change significantly in the future and could result in the reversal of previously recognized revenue and profit. Such changes could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

●
Our success depends on attracting and retaining qualified personnel in a competitive environment. The success of our business is dependent on our ability to attract, develop and retain qualified personnel. Changes in general or local economic conditions and the resulting impact on the labor market may make it difficult to attract or retain qualified individuals in the geographic areas where we perform our work. If we are unable to provide competitive compensation packages, high-quality training programs or attractive work environments, our ability to profitably execute our work could be adversely impacted.

●
Fixed price and fixed unit price contracts subject us to the risk of increased project cost. As more fully described in “Contract Provisions and Subcontracting” under “Item 1. Business,” the profitability of our fixed price and fixed unit price contracts can be adversely affected by a number of factors that can cause our actual costs to materially exceed the costs estimated at the time of our original bid.

●
Many of our contracts have penalties for late completion. In some instances, including many of our fixed price contracts, we guarantee that we will complete a project by a certain date. If we subsequently fail to complete the project as scheduled we may be held responsible for costs resulting from the delay, generally in the form of contractually agreed-upon liquidated damages. To the extent these events occur, the total cost of the project could exceed our original estimate and we could experience reduced profits or a loss on that project.

●
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

●
Design/build contracts subject us to the risk of design errors and omissions. Design/build is increasingly being used as a method of project delivery as it provides the owner with a single point of responsibility for both design and construction. We generally subcontract design responsibility to architectural and engineering firms. However, in the event of a design error or omission causing damages, there is risk that the subcontractor or their errors and omissions insurance would not be able to absorb the liability. In this case we may be responsible, resulting in a potentially material adverse effect on our financial position, results of operations, cash flows and liquidity.

●
Failure of our subcontractors to perform as anticipated could have a negative impact on our results. As further described in “Contract Provisions and Subcontracting” under “Item 1. Business,” we subcontract portions of many of our contracts to specialty subcontractors, but we are ultimately responsible for the successful completion of their work. Although we seek to require bonding or other forms of guarantees, we are not always successful in obtaining those bonds or guarantees from our higher risk subcontractors. In this case we may be responsible for the failures on the part of our subcontractors to perform as anticipated, resulting in a potentially adverse impact on our cash flows and liquidity. In addition, the total costs of a project could exceed our original estimates and we could experience reduced profits or a loss for that project, which could have an adverse impact on our financial position, results of operations, cash flows and liquidity.

●
We may be unable to identify qualified Disadvantaged Business Enterprise (“DBE”) contractors to perform as subcontractors. Certain of our government agency projects contain minimum DBE participation clauses. If we subsequently fail to complete these projects with the minimum DBE participation, we may be held responsible for breach of contract damages which may include restrictions on our ability to bid on future projects as well as monetary damages. To the extent we are responsible for monetary damages, the total costs of the project could exceed our original estimates, we could experience reduced profits or a loss for that project and there could be an adverse impact to our financial position, results of operations, cash flows and liquidity.

●
Government contracts generally have strict regulatory requirements. Approximately 83.3% of our consolidated revenue in 2010 was derived from contracts funded by federal, state and local government agencies and authorities. Government contracts are subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance and accounting and often include express or implied certifications of compliance. Claims for civil or criminal fraud may be brought for violations of regulations, requirements or statutes. We may also be subject to qui tam (“Whistle Blower”) litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages. Further, if we fail to comply with any of the regulations, requirements or statutes or if we have a substantial number of accumulated Occupational Safety and Health Administration, Mine Safety and Health Administration or other workplace safety violations, our existing government contracts could be terminated and we could be suspended from government contracting or subcontracting, including federally funded projects at the state level. Should one or more of these events occur, it could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

●
We are subject to environmental and other regulation. As more fully described in “Environmental Regulations” under “Item 1. Business,” we are subject to a number of federal, state and local laws and regulations relating to the environment, workplace safety and a variety of socioeconomic requirements. Noncompliance with such laws and regulations can result in substantial penalties, or termination or suspension of government contracts as well as civil and criminal liability. In addition, some environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. We occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closures. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities may trigger compliance requirements that are not applicable to operating facilities. While compliance with these laws and regulations has not materially adversely affected our operations in the past, there can be no assurance that these requirements will not change and that compliance will not adversely affect our operations in the future. Furthermore, we cannot provide assurance that existing or future circumstances or developments with respect to contamination will not require us to make significant remediation or restoration expenditures.

●
A change in tax laws or regulations of any federal or state jurisdiction in which we operate could increase our tax burden and otherwise adversely affect our financial position, results of operations, cash flows and liquidity. We continue to assess the impact of various U.S. federal and state legislative proposals that could result in a material increase to our U.S. federal and state taxes. We cannot predict whether any specific legislation will be enacted or the terms of any such legislation. However, if such proposals were to be enacted, or if modifications were to be made to certain existing regulations, the consequences could have a materially adverse impact on us, including increasing our tax burden, increasing our cost of tax compliance or otherwise adversely affecting our financial position, results of operations, cash flows and liquidity.

●
Strikes or work stoppages could have a negative impact on our operations and results. We are party to collective bargaining agreements covering a portion of our craft workforce. Although strikes or work stoppages have not had a significant impact on our operations or results in the past, such labor actions could have a significant impact on our operations and results if they occur in the future.

●
We may be required to contribute cash to meet our unfunded pension obligations in certain multi-employer plans. Two of our wholly owned subsidiaries, Granite Construction Company and Granite Construction Northeast, Inc. (formerly Granite Halmar Construction Company, Inc.) participate in various multi-employer pension plans on behalf of union employees. Union employee benefits generally are based on a fixed amount for each year of service. We are required to make contributions to the plans in amounts established under collective bargaining agreements.  Pension expense is recognized as contributions are made. Under the Employee Retirement Income Security Act, a contributor to a multi-employer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability.  While we currently have no intention of withdrawing from a plan and unfunded pension obligations have not significantly affected our operations in the past, there can be no assurance that we will not be required to make material cash contributions to one or more of these plans to satisfy certain underfunded benefit obligations in the future.

●
Unavailability of insurance coverage could have a negative effect on our operations and results. We maintain insurance coverage as part of our overall risk management strategy and pursuant to requirements to maintain specific coverage that are contained in our financing agreements and in most of our construction contracts. Although we have been able to obtain reasonably priced insurance coverage to meet our requirements in the past, there is no assurance that we will be able to do so in the future, and our inability to obtain such coverage could have an adverse impact on our ability to procure new work, which could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

●
An inability to obtain bonding could have a negative impact on our operations and results. As more fully described in “Insurance and Bonding” under “Item 1. Business,” we generally are required to provide surety bonds securing our performance under the majority of our public and private sector contracts. Our inability to obtain reasonably priced surety bonds in the future could significantly affect our ability to be awarded new contracts, which could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

●
Our joint venture contracts with project owners subject us to joint and several liability. As further described in “Joint Ventures; Off-Balance Sheet Arrangements” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we participate in various construction joint venture partnerships in connection with complex construction projects. If our joint venture partner fails to perform under one of these contracts, we could be liable for completion of the entire contract. If the contract were unprofitable, this could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

●
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

●
We use certain commodity products that are subject to significant price fluctuations. Diesel fuel, liquid asphalt and other petroleum-based products are used to fuel and lubricate our equipment and fire our asphalt concrete processing plants.  In addition, they constitute a significant part of the asphalt paving materials that are used in many of our construction projects and are sold to third parties. Although we are partially protected by asphalt or fuel price escalation clauses in some of our contracts, many contracts provide no such protection. We also use steel and other commodities in our construction projects that can be subject to significant price fluctuations. We pre-purchase commodities, enter into supply agreements or enter into financial contracts to secure pricing.  We have not been significantly adversely affected by price fluctuations in the past; however, there is no guarantee that we will not be in the future.

●
An inability to secure and permit aggregate reserves could negatively affect our future operations and results. Tighter regulations for the protection of the environment and the finite nature of property containing suitable aggregate reserves are making it increasingly challenging and costly to secure and permit aggregate reserves. Although we have thus far been able to secure and permit reserves to support our business, our financial position, results of operations, cash flows and liquidity may be adversely affected by an increasingly difficult permitting process.

●
Granite Land Company is greatly affected by the strength of the real estate industry. Our real estate investment and development activities are subject to numerous factors beyond our control including local real estate market conditions; substantial existing and potential competition; general national, regional and local economic conditions; fluctuations in interest rates and mortgage availability and changes in demographic conditions. If our outlook for a project’s forecasted profitability deteriorates, we may find it necessary to curtail our development activities and evaluate our real estate assets for possible impairment. Our evaluation includes a variety of estimates and assumptions and future changes in these estimates and assumptions could affect future impairment analyses. If our real estate assets are determined to be impaired, the impairment would result in a write-down of the asset in the year of the impairment. See Notes 7 and 11 of “Notes to the Consolidated Financial Statements” for additional information on impairment charges.

Our decision in October 2010 to orderly divest of our real estate investment business resulted in changes to the business plans of certain of our real estate affiliates and the recognition of impairment charges in the fourth quarter of 2010. The business plans of our real estate affiliates include estimates of our ability to obtain certain development rights, our ability to obtain financing, the future condition of the real estate and financial markets, and the timing of cash flows. A continued decline in the residential and/or commercial real estate markets may decrease, or lengthen the timing of, expected cash flow of certain development projects to the point that we would be required to recognize additional valuation impairments in the future.

●
Our real estate investments are subject to mortgage financing and may require additional funding. Granite Land Company’s real estate investments generally utilize short-term debt financing for their development activities. Such financing is subject to the terms of the applicable debt or credit agreement and generally is secured by mortgages on the applicable real property. GLC’s failure to comply with the covenants applicable to such financing or to pay principal, interest or other amounts when due thereunder would constitute an event of default under the applicable agreement and could have the effects described in the following risk factor relating to our debt and credit agreements. Due to the tightening of the credit markets, banks have required lower loan-to-value ratios often resulting in the need to pay a portion of the debt when short-term financing is renegotiated. If our real estate investment partners are unable to make their proportional share of a required repayment, GLC may elect to provide the additional funding which could materially affect our financial position, cash flows and liquidity. Also, if we determine we are the primary beneficiary, as defined by the applicable accounting guidance, we may be required to consolidate additional real estate investments in our financial statements.

●
Failure to remain in compliance with covenants under our debt and credit agreements, service our indebtedness, or fund our other liquidity needs could adversely impact our business. The current recession and credit crisis and related turmoil in the global financial system has had and is expected to continue to have an adverse impact on our business, financial position, results of operations, cash flows and liquidity. Our debt and credit agreements and related restrictive covenants are more fully described in Note 12 of “Notes to the Consolidated Financial Statements.” Our failure to comply with any of these covenants, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the applicable agreements.  Under certain circumstances, the occurrence of an event of default under one of our debt or credit agreements (or the acceleration of the maturity of the indebtedness under one of our agreements) may constitute an event of default under one or more of our other debt or credit agreements. Default under our debt and credit agreements could result in (1) us no longer being entitled to borrow under the agreements, (2) termination of the agreements, (3) the requirement that any letters of credit under the agreements be cash collateralized, (4) acceleration of the maturity of outstanding indebtedness under the agreements and (5) foreclosure on any collateral securing the obligations under the agreements. If we are unable to service our debt obligations or fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure (including through bankruptcy proceedings) or liquidate some or all of our assets in a manner that could cause holders of our securities to experience a partial or total loss of their investment in us.

●
As a part of our growth strategy we may make future acquisitions and acquisitions involve many risks. These risks include difficulties integrating the operations and personnel of the acquired companies, diversion of management’s attention from ongoing operations, potential difficulties and increased costs associated with completion of any assumed construction projects, insufficient revenues to offset increased expenses associated with acquisitions and the potential loss of key employees or customers of the acquired companies. Acquisitions may also cause us to increase our liabilities, record goodwill or other non-amortizable intangible assets that will be subject to subsequent impairment testing and potential impairment charges, as well as amortization expenses related to certain other intangible assets. Failure to manage and successfully integrate acquisitions could harm our financial position, results of operations, cash flows and liquidity.

The foregoing list is not all-inclusive. There can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect us. These developments could have material adverse effects on our business, financial condition, results of operations and liquidity. For these reasons, the reader is cautioned not to place undue reliance on our forward-looking statements.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Quarry Properties

As of December 31, 2010, we had 48 active and 42 inactive permitted quarry properties available for the extraction of sand and gravel and hard rock, all of which are located in the western United States. All of our quarries are open-pit and are primarily accessible by road. We process aggregates into construction materials for internal use and for sale to third parties. The following map shows the approximate locations of our permitted quarry properties as of December 31, 2010.

We estimate our permitted proven1 and probable2 aggregate reserves to be approximately 754.4 million tons with an average permitted life of approximately 41 years at present operating levels. Present operating levels are determined based on a three-year annual average aggregate production rate of 12.4 million tons. Reserve estimates were made by our geologists and engineers based primarily on drilling studies. Reserve estimates are based on various assumptions, and any material inaccuracies in these assumptions could have a material impact on the accuracy of our reserve estimates. Our plant equipment is powered mostly by electricity provided by local utility companies.

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

The following tables present information about our quarry properties as of December 31, 2010:

	Type		Permitted	Unpermitted	Three-Year Annual Average
Quarry Properties	Sand & Gravel	Hard Rock	Aggregate Reserves (tons)	Aggregate Reserves (tons)	Production Rate (tons)	Average Reserve Life
Owned quarry properties	36	7	423.4 million	504.8 million	7.4 million	47 years
Leased quarry properties1	30	17	331.0 million	363.6 million	5.0 million	36 years

1 Our leases have expiration dates which range from month-to-month terms to 36 years, with most including an option to renew.

		Permitted Reserves for Each Product Type (tons)		Percentage of Permitted Reserves Owned and Leased
State	Number of Properties	Sand & Gravel	Hard Rock	Owned	Leased
California	51	225.5 million	264.2 million	53%	47%
Non-California	39	172.4 million	92.3 million	63%	37%

Plant Properties

We operate plants at our quarry sites to process aggregates into construction materials. Some of our quarry sites may have more than one crushing, concrete or asphalt processing plant. At December 31, 2010 and 2009, we owned the following plants:

December 31,	2010	2009
Aggregate crushing plants	50	52
Asphalt concrete plants	66	69
Portland cement concrete batch plants	21	22
Asphalt rubber plants	5	5
Lime slurry plants	9	9

Other Properties

The following table provides our estimate of certain information about other properties as of December 31, 2010:

	Land Area (acres)	Building Square Feet
Office and shop space (owned and leased)	1,700	1,100,000
Real estate held for development and sale and use	3,600	52,000

As of December 31, 2010, approximately 54% of our office and shop space was attributable to our Construction segment, 14% to our Large Project Construction segment and 7% to our Construction Materials segment. The remainder is primarily attributable to administration.

Item 3. LEGAL PROCEEDINGS

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

City of San Diego Fire Debris Cleanup
In the aftermath of the 2007 San Diego County wildfires, GCCO bid for and was awarded a fixed unit price, variable quantity contract with the City of San Diego (the “City”) to perform specified debris cleanup work. GCCO began work in November 2007 and completed the work in April 2008. In August 2008, the City announced that it would conduct an independent audit of the project. In December 2008, the City’s audit report was released with findings that, while some GCCO billings contained mistakes, rates paid to GCCO appear to be generally reasonable. GCCO has reimbursed the City for the undisputed overbilled amount of less than $3,000. The former San Diego City Attorney, after conducting a separate investigation of GCCO’s work on the project, filed a civil lawsuit in California Superior Court, County of San Diego on October 17, 2008 against GCCO and another contractor that had been awarded a similar cleanup contract with the City. In the complaint, the City alleges that both contractors knowingly presented to the City false claims for payment in violation of the California False Claims Act. The City seeks trebled damages in an amount to be determined, and a civil penalty in the amount of $10,000 for each false claim made. After the November 2008 election in which a new City Attorney was elected, GCCO and the City Attorney agreed to stay the lawsuit in order to allow the City Attorney time to complete its investigation and present to the City Council its findings and recommendations. GCCO was informed by the City Attorney that the City will retain outside counsel to pursue the lawsuit that was transferred to the Superior Court for the County of Orange on November 12, 2010.  GCCO and the City are considering alternative dispute resolution options to deliberate the allegations in the City’s complaint, which Granite believes to be without factual or legal basis. We believe the City’s entitlement to relief sought under the California False Claims Act is remote.

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

Item 4. RESERVED

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the ticker symbol GVA.

As of February 11, 2011, there were 38,749,491 shares of our common stock outstanding held by 1,594 shareholders of record.

We have paid quarterly cash dividends since the second quarter of 1990, and we expect to continue to do so. However, declaration and payment of dividends is within the sole discretion of our Board of Directors, subject to limitations imposed by Delaware law and compliance with our credit and surety agreements (which allows us to pay dividends so long as we have at least $150 million in unencumbered cash and equivalents and marketable securities on our consolidated balance sheet), and will depend on our earnings, capital requirements, financial condition and such other factors as the Board of Directors deems relevant.

Market Price and Dividends of Common Stock
2010 Quarters Ended	December 31,	September 30,	June 30,	March 31,
High	$29.73	$25.09	$34.58	$36.00
Low	$22.51	$21.22	$23.53	$27.14
Dividends per share	$0.13	$0.13	$0.13	$0.13

2009 Quarters Ended	December 31,	September 30,	June 30,	March 31,
High	$34.58	$36.39	$45.94	$45.82
Low	$27.14	$29.41	$32.29	$30.14
Dividends per share	$0.13	$0.13	$0.13	$0.13

During the three months ended December 31, 2010, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended December 31, 2010:

Period	Total Number of Shares Purchased1	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs2
October 1 through October 31, 2010	2,166	$22.97	-	$64,065,401
November 1 through November 30, 2010	2,405	$25.71	-	$64,065,401
December 1 through December 31, 2010	1,265	$25.62	-	$64,065,401
Total	5,836	$24.67	-

1The number of shares purchased is in connection with employee tax withholding for shares granted under our Amended and Restated 1999 Equity Incentive Plan.
2In October 2007, our Board of Directors authorized us to purchase, at management’s discretion, up to $200.0 million of our common stock. Under this purchase program, the Company may purchase shares from time to time on the open market or in private transactions. The specific timing and amount of purchases will vary based on market conditions, securities law limitations and other factors. The share purchase program may be suspended or discontinued at any time without prior notice.

Performance Graph

The following graph compares the cumulative 5-year total return attained by shareholders on Granite Construction Incorporated’s common stock relative to the cumulative total returns of the S&P 500 index and the Dow Jones US Heavy Construction index. The Dow Jones U.S. Heavy Construction index includes the following companies: EMCOR Group Inc., Fluor Corp., Foster Wheeler, Granite Construction Inc., Insituform Technologies Inc., Jacobs Engineering Group Inc., KBR Inc., McDermott International Inc., Quanta Services Inc., Shaw Group Inc., and AECOM Technology Corp. Although these companies are the best representation of our peer group, certain of them have business models that are different from ours. For example, some have sales outside of the U.S. and are non-civil contractors. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2005 to December 31, 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/05
12/06
12/07
12/08
12/09
12/10
Granite Construction Incorporated
S&P 500
Dow Jones US Heavy Construction

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	2005	2006	2007	2008	2009	2010
Granite Construction Incorporated	$100.00	$141.29	$102.47	$126.27	$98.21	$81.64
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
Dow Jones U.S. Heavy Construction	100.00	124.74	236.96	106.34	121.55	156.07

Item 6. SELECTED FINANCIAL DATA

The selected consolidated operations data for 2010, 2009 and 2008 and consolidated balance sheet data as of December 31, 2010 and 2009 set forth below have been derived from our audited consolidated financial statements included herein, and are qualified by reference to those consolidated financial statements. The selected consolidated operations data for 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008, 2007 and 2006 have been derived from our audited consolidated financial statements not included herein. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

Selected Consolidated Financial Data
Years Ended December 31,	2010	2009	2008	2007	2006
Operating Summary	(Dollars In Thousands, Except Per Share Data)
Revenue	$1,762,965	$1,963,479	$2,674,244	$2,737,914	$2,969,604
Gross profit	177,784	349,509	471,949	410,744	295,720
As a percent of revenue	10.1%	17.8%	17.6%	15.0%	10.0%
Selling, general and administrative expenses	191,593	228,046	260,761	246,202	199,481
As a percent of revenue	10.9%	11.6%	9.8%	9.0%	6.7%
Restructuring charges1	109,279	9,453	-	-	-
Goodwill impairment charge2	-	-	-	-	18,011
Net (loss) income	(62,448)	100,201	165,738	132,924	74,339
Amount attributable to noncontrolling interests3	3,465	(26,701)	(43,334)	(20,859)	6,170
Net (loss) income attributable to Granite	(58,983)	73,500	122,404	112,065	80,509
As a percent of revenue	-3.3%	3.7%	4.6%	4.1%	2.7%
Net (loss) income per share attributable to common shareholders4:
Basic	$(1.56)	$1.91	$3.19	$2.69	$1.93
Diluted	$(1.56)	$1.90	$3.18	$2.68	$1.92
Weighted average shares of common stock:
Basic	37,820	37,566	37,606	40,866	40,874
Diluted	37,820	37,683	37,709	40,909	40,920
Dividends per common share	$0.52	$0.52	$0.52	$0.43	$0.40
Consolidated Balance Sheet
Total assets	$1,535,533	$1,709,575	$1,743,455	$1,786,418	$1,632,838
Cash, cash equivalents and marketable securities	395,728	458,341	520,402	485,348	394,878
Working capital	475,079	500,605	475,942	397,568	319,762
Current maturities of long-term debt	38,119	58,978	39,692	28,696	28,660
Long-term debt	242,351	244,688	250,687	268,417	78,576
Other long-term liabilities	47,996	48,998	43,604	46,441	58,419
Granite shareholders’ equity	761,031	830,651	767,509	700,199	694,544
Book value per share	19.64	21.50	20.06	17.75	16.60
Common shares outstanding	38,746	38,635	38,267	39,451	41,834
Contract backlog	$1,899,170	$1,401,988	$1,699,396	$2,084,545	$2,256,587

1 During 2010 and 2009, we recorded restructuring charges of approximately $109.3 million and $9.5 million, respectively. The restructuring charges in 2010 related to our Enterprise Improvement Plan and the restructuring charges in 2009 related to an organizational change.
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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are one of the largest diversified heavy civil contractors and construction materials producers in the United States, engaged in the construction and improvement of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, dams and other infrastructure-related projects. We own aggregate reserves and plant facilities to produce construction materials for use in our construction businesses and for sale to third parties. We also operate a real estate investment and development company. Our regional offices are located in Alaska, Arizona, California, Florida, Nevada, New York, Texas, Utah and Washington.

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

Our typical construction project begins with the preparation and submission of a bid to a customer. If selected as the successful bidder, we generally enter into a contract with the customer that provides for payment upon completion of specified work or units of work as identified in the contract. We usually invoice our customers on a monthly basis. Our contracts frequently call for retention; a specified percentage withheld from each payment until the contract is completed and the work accepted by the customer. Additionally, we defer recognition of profit on projects until they reach at least 25% complete (see “Revenue and Earnings Recognition for Construction Contracts” under “Critical Accounting Policies and Estimates”) and our profit recognition is based on estimates that change over time. Our revenue, gross margin and cash flows can differ significantly from period to period due to a variety of factors including the projects’ stage of completion, the mix of early and late stage projects, our estimates of contract costs and the payment terms of our contracts. The timing differences between our cash inflows and outflows require us to maintain adequate levels of working capital.

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

On August 31, 2009, we announced changes in our organizational structure designed to improve operating efficiencies and better position the Company for long-term growth. In conjunction with these changes, we adjusted our reportable business segments to align with our lines of business rather than geographies, on which our segment reporting was previously based. Effective January 1, 2010 our new reportable segments are: Construction, Large Project Construction, Construction Materials and Real Estate. Additionally, we reclassified certain costs between cost of revenue and selling, general and administrative expenses to better represent our direct cost of revenue. These reclassifications did not have an impact on our previously reported net operating results. In the fourth quarter of 2009 we incurred restructuring charges as part of the above mentioned organizational change. Included in the charges were amounts associated with a reduction in force and an impairment charge related to certain plant facilities in the Northwest.

On October 25, 2010 we announced our Enterprise Improvement Plan which includes continued actions to reduce our cost structure, enhance operating efficiencies and strengthen our business to achieve long-term profitable growth. The Enterprise Improvement Plan includes new business plans to orderly divest of our real estate investment business and certain fixed assets consistent with our business strategy to focus on our core business. As a result of the Enterprise Improvement Plan, we incurred additional restructuring charges related to further workforce reductions as well as real estate and fixed asset impairments. The majority of restructuring charges associated with the Enterprise Improvement Plan have been recorded in the fourth quarter of 2010. See Note 11 of “Notes to the Consolidated Financial Statements” and “Restructuring Charges” below for further information.

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

Certain of our accounting policies and estimates require higher degrees of judgment in their application. These include revenue and earnings recognition for construction contracts, the valuation of real estate held for development and sale and insurance estimates. The Audit/Compliance Committee of our Board of Directors has reviewed our disclosure of critical accounting estimates.

Revenue and Earnings Recognition for Construction Contracts

Revenue and earnings on construction contracts, including construction joint ventures, are recognized under the percentage of completion method using the ratio of costs incurred to estimated total costs. Revenue in an amount equal to cost incurred is recognized prior to contracts reaching at least 25% completion, thus deferring the related profit. It is our judgment that until a project reaches at least 25% completion, there is insufficient information to determine the estimated profit on the project with a reasonable level of certainty. In the case of large, complex design/build projects we may defer profit recognition beyond the point of 25% completion based on an evaluation of specific project risks. The factors considered in this evaluation include the stage of design completion, the stage of construction completion, status of outstanding purchase orders and subcontracts, certainty of quantities of labor and materials, certainty of schedule and the relationship with the owner.

Revenue from contract claims is recognized when we have a signed agreement and payment is assured. Revenue from contract change orders, which occur in most large projects, is recognized when the owner has agreed to the change order in writing. Provisions are recognized in the consolidated statements of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. All contract costs, including those associated with claims and change orders, are recorded as incurred and revisions to estimated total costs are reflected as soon as the obligation to perform is determined. Contract cost consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs).

The accuracy of our revenue and profit recognition in a given period is dependent on the accuracy of our estimates of the cost to complete each project. Cost estimates for all of our significant projects use a highly detailed “bottom up” approach and we believe our experience allows us to provide materially reliable estimates. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include:

●	the completeness and accuracy of the original bid;
●	costs associated with added scope changes;
●	extended overhead due to owner, weather and other delays;
●	subcontractor performance issues;
●	changes in productivity expectations;
●	site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable);
●	the availability and skill level of workers in the geographic location of the project; and
●	a change in the availability and proximity of equipment and materials.

The foregoing factors as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit between periods. Substantial changes in cost estimates, particularly in our larger, more complex projects have had, and can in future periods have, a significant effect on our profitability.

Our contracts with our customers are primarily either “fixed unit price” or “fixed price.” Under fixed unit price contracts, we are committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete placed or cubic yards of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk that we may not be able to perform all the work profitably for the specified contract amount. The percentage of fixed price contracts in our contract backlog decreased from approximately 75.1% at December 31, 2009 to approximately 68.3% at December 31, 2010. All state and federal government contracts and many of our other contracts provide for termination of the contract at the convenience of the party contracting with us, with provisions to pay us for work performed through the date of termination.

Valuation of Real Estate Held for Development and Sale

On a quarterly basis the carrying amount of each real estate development project is reviewed in accordance with Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, to determine if impairment charges should be recognized.  The review of each project includes an evaluation to determine if events or changes in circumstances indicate that a project’s carrying amount may not be recoverable. If events or changes in circumstances indicate that a project’s carrying amount may not be recoverable, the undiscounted future cash flows are estimated and compared to the project’s carrying amount. Events or changes in circumstances, which would cause us to review undiscounted future cash flows include, but are not limited to:

●	significant decreases in the market price of the asset;
●	significant adverse changes in legal factors or the business climate;
●	significant changes to the development or business plans of a project;
●	accumulation of costs significantly in excess of the amount originally expected for the acquisition, development or construction of the asset; and
●	current period cash flow or operating losses combined with a history of losses, or a forecast of continuing losses associated with the use of the asset.

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

During the year ended December 31, 2010, we recorded impairment charges on approximately one-third of our real estate investments related to the implementation of our Enterprise Improvement Plan, which calls for divestiture of our real estate investment business over the next three years subject to market conditions. The Enterprise Improvement Plan required changes in the business plans of certain real estate projects to reduce capital expenditures, shorten development timelines, and revise marketing plans for the projects thus reducing their estimated future cash flows. Impairment charges related to these projects totaled $86.3 million, of which approximately $20.0 million was attributable to noncontrolling interests, and were included in restructuring charges on our consolidated statement of operations. See Note 11 of “Notes to the Consolidated Financial Statements” and “Restructuring Charges” below for further information.

Additionally, an evaluation of entitlement status, market conditions, existing offers to purchase, cost of construction, debt load, development schedule, status of joint venture partners and other factors specific to the remainder of our real estate projects, resulted in impairment charges of $0.8 million during the year ended December 31, 2010. These charges were recorded in cost of revenue of our Real Estate segment in our consolidated statement of operations. During the years ended December 31, 2009 and 2008, we recognized impairment charges of $1.7 million and $4.5 million, respectively which were recorded in cost of revenue of our Real Estate segment in our consolidated statements of operations. These impairments were due to changes in sales and pricing projections that reduced the assets to their estimated fair value.

Given the current economic environment surrounding real estate, we regularly evaluate the recoverability of our real estate held for development and sale and have determined that no further impairment charges were required at December 31, 2010. A continued decline in the residential and/or commercial real estate markets may decrease the expected cash flow for certain development activities to the point we would be required to recognize additional impairments in the future.

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

Current Economic Environment and Outlook for 2011

Market conditions remained very challenging throughout 2010. Weak demand for both public sector infrastructure projects and private sector commercial and residential development continued to create intense competition for construction contracts and sales of construction materials. The recent recession, credit crisis and related turmoil in the global financial system has had, and is expected to continue to have, an adverse effect on our business, financial position, results of operations, cash flows and liquidity.  In particular, declining tax revenues, budget deficits, financing constraints and competing priorities have resulted in cutbacks in new infrastructure projects in the public sector.  In addition, levels of new commercial and residential construction projects have declined significantly due to an oversupply of existing inventories of commercial and residential properties, declining property values and a restrictive financing environment.

Intensified competition and the decline in new commercial and residential construction have adversely affected both our revenues and profit margins of both sectors. These factors have also adversely affected the financial position, results of operations and cash flows of our real estate investment and development business. We expect these challenging conditions to persist throughout 2011, and possibly beyond, pending improvement in the overall level of economic activity, the level of tax revenue collected by public agencies, the oversupply of existing commercial and residential properties in the market and the availability of financing to both the public and private sectors.

Although the procurement of Large Project Construction jobs is competitive, the scale and complexity of these jobs precludes many smaller contractors from bidding such work.  Efforts made to increase our revenues from the Large Project Construction segment have resulted in an increase in backlog of $391.3 million when compared to December 31, 2009.

We have seen some stabilization in Construction Materials sales in 2010, although at levels far below the highs experienced in the past decade.  Sales volumes and pricing remained relatively consistent with 2009.

As a result of the above discussed challenging market conditions, we implemented the Enterprise Improvement Plan to reduce our cost structure. The majority of restructuring charges associated with the Enterprise Improvement Plan were recorded in 2010. During 2011 and beyond we expect to record between $2.0 million and $15.0 million of restructuring charges, primarily related to additional consolidation efforts and assets to be held-for-sale as part of our Enterprise Improvement Plan. The ultimate amount and timing of future restructuring charges is subject to our ability to negotiate sales of certain assets at prices acceptable to us.

Results of Operations

Comparative Financial Summary
Years Ended December 31,	2010	2009	2008
(in thousands)
Total revenue	$1,762,965	$1,963,479	$2,674,244
Gross profit	177,784	349,509	471,949
Selling, general and administrative expenses	191,593	228,046	260,761
Restructuring charges	109,279	9,453	-
Net (loss) income	(62,448)	100,201	165,738
Amount attributable to noncontrolling interests	3,465	(26,701)	(43,334)
Net (loss) income attributable to Granite	(58,983)	73,500	122,404

Revenue

Total Revenue by Segment
Years Ended December 31,	2010		2009		2008
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Construction	$943,245	53.5	$1,151,743	58.7	$1,484,861	55.6
Large Project Construction	584,406	33.1	603,517	30.7	827,255	30.9
Construction Materials	222,058	12.6	205,945	10.5	353,115	13.2
Real Estate	13,256	0.8	2,274	0.1	9,013	0.3
Total	$1,762,965	100.0	$1,963,479	100.0	$2,674,244	100.0

Construction Revenue
Years Ended December 31,	2010		2009		2008
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
California:
Public sector	$358,723	38.0	$438,392	38.1	$597,238	40.2
Private sector	32,139	3.4	35,311	3.1	98,810	6.7
Northwest:
Public sector	421,397	44.7	521,447	45.3	486,613	32.8
Private sector	24,334	2.6	32,487	2.8	92,740	6.2
East:
Public sector	103,398	11.0	117,991	10.2	183,575	12.4
Private sector	3,254	0.3	6,115	0.5	25,885	1.7
Total	$943,245	100.0	$1,151,743	100.0	$1,484,861	100.0

Revenue for the year ended December 31, 2010 decreased by $208.5 million, or 18.1%, compared to the year ended December 31, 2009. The decrease reflects the continued decline in the amount of available private sector work as a result of lower levels of both residential and commercial development.  The decline in the private sector has resulted in a more competitive bidding environment for public sector work resulting in lower public sector revenues as well. Additionally, 2009 revenue included $89.6 million from federally funded security projects which were substantially completed in 2009.

Large Project Construction Revenue1
Years Ended December 31,	2010		2009		2008
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
California	$49,408	8.5	$52,885	8.8	$100,133	12.1
Northwest	52,510	9.0	55,457	9.2	98,334	11.9
East	482,488	82.5	495,175	82.0	628,788	76.0
Total	$584,406	100.0	$603,517	100.0	$827,255	100.0

1For the periods presented, all Large Project Construction revenue was earned from the public sector.

Revenue for the year ended December 31, 2010 decreased by $19.1 million, or 3.2%, compared to the year ended December 31, 2009. The decrease was primarily due to the positive impact of a $17.3 million settlement related to a project in the East that was included in 2009 revenue.

Construction Materials Revenue
Years Ended December 31,	2010		2009		2008
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
California	$136,314	61.4	$127,649	62.0	$224,736	63.6
Northwest	64,966	29.2	63,171	30.7	96,340	27.3
East	20,778	9.4	15,125	7.3	32,039	9.1
Total	$222,058	100.0	$205,945	100.0	$353,115	100.0

Revenue for the year ended December 31, 2010 increased by $16.1 million, or 7.8%, compared to the year ended December 31, 2009. The increase was primarily the result of sales generated from new facilities in California in 2010 that were not fully operational in 2009 and increased sales volumes in the East to meet demand for new public works projects.

Real Estate Revenue
Revenue for the year ended December 31, 2010 increased by $11.0 million, or 482.9%, compared to the year ended December 31, 2009. The increase was due to the sale of a commercial property in California as well as the completion of a sale and the recognition of deferred revenue on projects in Texas. We continue to experience limited sales activity due to the slow recovery of the real estate market.

Contract Backlog

Our contract backlog consists of the remaining unearned revenue on awarded contracts, including 100% of our consolidated joint venture contracts and our proportionate share of unconsolidated joint venture contracts. We generally include a project in our contract backlog at the time a contract is awarded and funding is in place. Certain federal government contracts where funding is appropriated on a periodic basis are included in contract backlog at the time of the award. Substantially all of the contracts in our contract backlog may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past.

The following tables illustrate our contract backlog as of the respective dates:

Total Contract Backlog by Segment
December 31,	2010		2009
(dollars in thousands)	Amount	Percent	Amount	Percent
Construction	$465,271	24.5	$359,359	25.6
Large Project Construction	1,433,899	75.5	1,042,629	74.4
Total	$1,899,170	100.0	$1,401,988	100.0

Construction Contract Backlog
December 31,	2010		2009
(dollars in thousands)	Amount	Percent	Amount	Percent
California:
Public sector	$185,115	39.9	$149,212	41.6
Private sector	15,054	3.2	7,608	2.1
Northwest:
Public sector	181,996	39.1	125,439	34.9
Private sector	13,941	3.0	4,562	1.3
East:
Public sector	68,508	14.7	70,562	19.6
Private sector	657	0.1	1,976	0.5
Total	$465,271	100.0	$359,359	100.0

Contract backlog of $465.3 million at December 31, 2010 was $105.9 million, or 29.5%, higher than at December 31, 2009. The increase was due to an improved bid success rate resulting in new awards including two highway projects in California for a total of $54.0 million as well as a $21.0 million waterfront security project and a $17.9 million interchange project, both in the Northwest. In February 2011 we were awarded a joint venture highway improvement project in California, of which our share is approximately $48.0 million, that will be booked into contract backlog during the first quarter of 2011.

Large Project Construction Contract Backlog1
December 31,	2010		2009
(dollars in thousands)	Amount	Percent	Amount	Percent
California	$166,084	11.6	$50,755	4.9
Northwest	501,297	34.9	62,250	6.0
East	766,518	53.5	929,624	89.1
Total	$1,433,899	100.0	$1,042,629	100.0

1All Large Project Construction contract backlog is related to contracts with public agencies.

Contract backlog of $1.4 billion at December 31, 2010 was $391.3 million, or 37.5%, higher than at December 31, 2009. The increases in California and the Northwest reflect several new awards during the year, including approximately $306.3 million for a highway expansion and reconstruction project in Washington, $125.9 million for an auxiliary spillway control structure in California and $220.2 million for a new freeway, transit and trail system in Utah. These increases were offset by decreases in the East due to progress made on large construction projects during the year without an increase in awards. Included in contract backlog as of December 31, 2010 and 2009 is $249.8 million and $102.0 million, respectively, associated with noncontrolling interests.

Projects with forecasted loss represented $49.8 million, or 3.5%, and $90.6 million, or 8.7%, respectively, of Large Project Construction contract backlog at December 31, 2010 and 2009.

Gross Profit (Loss)

The following table presents gross profit (loss) by business segment for the respective periods:

Years Ended December 31,	2010	2009	2008
(dollars in thousands)
Construction	$95,709	$209,487	$270,868
Percent of segment revenue	10.1%	18.2%	18.2%
Large Project Construction	$67,307	$120,100	$153,571
Percent of segment revenue	11.5%	19.9%	18.6%
Construction Materials	$12,018	$21,240	$49,033
Percent of segment revenue	5.4%	10.3%	13.9%
Real Estate	$2,750	$(1,318)	$(1,523)
Percent of segment revenue	20.7%	-58.0%	-16.9%
Total gross profit	$177,784	$349,509	$471,949
Percent of total revenue	10.1%	17.8%	17.6%

We defer profit recognition until a project reaches at least 25% completion. In the case of large, complex design/build projects, we may defer profit recognition beyond the point of 25% completion until such time as we believe we have enough information to make a reasonably dependable estimate of contract revenue and cost. Because we have a large number of smaller projects at various stages of completion in our Construction segment, this policy generally does not impact gross profit significantly on a quarterly or annual basis. However, our Large Project Construction segment has fewer projects at any given time and gross profit can vary significantly in periods when one or several projects reach our percentage of completion threshold and the deferred profit is recognized or, conversely, in periods when contract backlog is growing rapidly and a higher percentage of projects are in their early stages with no associated gross profit recognition.

The following table presents revenue from projects that have not yet reached our profit recognition threshold:

Years Ended December 31,	2010	2009	2008
(in thousands)
Construction	$13,697	$5,729	$24,148
Large Project Construction	142,965	63,033	1,674
Total revenue from contracts with deferred profit	$156,662	$68,762	$25,822

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

When we experience significant contract forecast changes, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as a change in estimate for the current period. In our review of these changes for the year ended December 31, 2010, we did not identify any material amounts that should have been recorded in a prior period.

Construction gross profit in 2010 decreased to $95.7 million, or 10.1% of segment revenue, from $209.5 million, or 18.2% of segment revenue, in 2009. The decrease was due to lower revenues and lower margins as we bid work in a highly competitive environment.

Large Project Construction gross profit in 2010 decreased to $67.3 million, or 11.5% of segment revenue, from $120.1 million, or 19.9% of segment revenue, in 2009. The decrease was due to a change in the positive impact of revisions in estimates from $65.0 million during 2009 to $6.0 million during 2010. See Note 2 of “Notes to the Consolidated Financial Statements” for additional information on these revisions in estimates. During 2010, $143.0 million of revenue was recognized on projects which have not yet reached the profit recognition threshold compared to $63.0 million in 2009.

On a large highway project in mountainous terrain in Oregon, several hillsides have experienced unanticipated ground movement. In some locations, the ground movements have caused damage to completed portions of bridge structures. The Company and the project owner, the Oregon Department of Transportation, are monitoring developments in the affected areas to help determine what corrective work might be appropriate, and are engaged in the contractual dispute resolution process to determine which party bears the financial responsibility for the corrective work.  At this time, the Company cannot reasonably estimate the impact, if any, these developments may have on the projected financial results for this project. However, we have determined that it is unlikely that this dispute will be resolved before the 2012 construction season. Until the dispute is resolved, we will incur additional costs to maintain the job site. While we believe we are entitled to receive compensation for these additional costs, the contractual dispute resolution process will determine which party bears the financial responsibility for maintaining the job site. The decrease in gross profit from revisions in this project’s profitability was $10.2 million for the year ended December 31, 2010 and primarily related to additional costs to maintain the project site through the 2012 construction season.

Construction materials gross profit decreased to $12.0 million, or 5.4% of segment revenue, from $21.2 million, or 10.3% of segment revenue, in 2009.  The decrease was due primarily to higher fixed costs related to new facilities that became operational late in 2009. Additionally, included in 2010 was approximately $1.2 million related to facility optimization costs at one of the new facilities.

Real Estate gross profit was $2.8 million in 2010 compared to a gross loss of $1.3 million in 2009. Gross profit during 2010 was primarily due to the sale of a commercial property in California and the completion of a sales transaction and the recognition of deferred revenue on projects in Texas. During 2010 and 2009, we recorded impairment charges to cost of revenue related to our real estate held for development and sale of $0.8 million and $1.7 million, respectively. See Note 7 of “Notes to the Consolidated Financial Statements” for further discussion on these impairment charges.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

Years ended December 31,	2010	2009	2008
(dollars in thousands)
Selling
Salaries and related expenses	$40,332	$44,672	$40,497
Other selling expenses	12,944	14,009	15,757
Total selling	53,276	58,681	56,254
General and administrative
Salaries and related expenses	65,127	76,333	90,052
Incentive compensation and discretionary profit sharing	9,534	24,253	30,991
Restricted stock amortization	12,130	10,349	6,716
Provision for (recovery of) doubtful accounts, net	368	(4,404)	10,958
Other general and administrative expenses	51,158	62,834	65,790
Total general and administrative	138,317	169,365	204,507
Total selling, general and administrative	$191,593	$228,046	$260,761
Percent of revenue	10.9%	11.6%	9.8%

Selling, general and administrative expenses for 2010 decreased $36.5 million, or 16.0%, compared to 2009.

Selling Expenses
Selling expenses include the costs of business and aggregate resource development, estimating and bidding. Selling compensation can vary depending on the level of projects in process in a particular area and the corresponding number of employees assigned to estimating and bidding activities. As projects are completed or the level of work slows down, we temporarily redeploy project employees to work on bidding activities of new projects, moving their salaries and related costs from cost of revenue to selling expenses.

Total selling expenses for 2010 decreased $5.4 million, or 9.2%, compared to 2009, primarily due to workforce reductions associated with our 2009 organizational change and a decrease in costs related to bidding activities.

General and Administrative Expenses
General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate offices. Among these are costs associated with variable cash and restricted stock performance-based incentives for select management personnel on which our compensation strategy heavily relies. The cash portion of these incentives is expensed when earned while the restricted stock portion is expensed over the vesting period of the restricted stock award (generally three to five years).

Total general and administrative expenses for 2010 decreased $31.0 million, or 18.3%, compared to 2009. Salaries and related expenses decreased $11.2 million primarily due to the reduction in workforce associated with our 2009 organizational change. Incentive compensation for 2010 decreased $14.7 million due to the decrease in our operating results. In addition, 2009 included the recovery of $4.6 million on an account that had been reserved for in previous years. Other general and administrative expenses decreased $11.7 million due to our efforts to reduce our cost structure and discretionary spending, including a decrease of approximately $5.8 million in travel expenses and consulting fees.

Other general and administrative expenses include information technology, occupancy, office supplies, depreciation, travel and entertainment, outside services, training and other miscellaneous expenses none of which individually exceeded 10% of total selling, general and administrative expenses.

Restructuring Charges

In 2009, we began lowering expenses to remain competitive in a recessionary environment and to focus on our core business. As part of this effort, we incurred restructuring charges in 2009 related to an organizational change designed to increase operational efficiency. Included in the charges were amounts associated with a reduction in force and an impairment charge related to certain plant facilities in the Northwest.

In October 2010 we announced our Enterprise Improvement Plan that includes continued actions to reduce our cost structure, enhance operating efficiencies and strengthen our business to achieve long-term profitable growth. As a result of the Enterprise Improvement Plan, we incurred restructuring charges during the fourth quarter of 2010. The charges were related to additional workforce reductions as well as real estate and fixed asset impairment charges associated with new business plans to orderly divest of our real estate investment business and our strategy to focus on our core business. Our selling, general and administrative expenses for the quarter ended September 30, 2010 included $2.0 million associated with a reduction in force. This expense has been included in restructuring charges on our consolidated statement of operations in this report to conform to current period presentation. See Note 11 of “Notes to the Consolidated Financial Statements” for further disclosures regarding the restructuring charges.

The following table presents the components of restructuring charges during the respective periods:

Years ended December 31,	2010	2009	2008
(in thousands)
Impairment charges associated with our real estate investments	$86,341	$-	$-
Severance costs	12,635	6,943	-
Impairment charges on assets held-for-sale or abandoned	7,521	1,449	-
Lease termination costs, net of estimated sublease income	2,782	1,061	-
Total	$109,279	$9,453	$-

The impairment charges associated with our real estate investments were related to the write-down to fair value of approximately one-third of the projects of our Real Estate segment. The write-down was a result of business plan changes to certain real estate projects due to the implementation of our Enterprise Improvement Plan, which calls for the divestiture of our real estate investment business over the next three years subject to market conditions. The write-down was primarily to projects that were included in real estate held for development and sale on our consolidated balance sheet. The portion of the impairment charges associated with our real estate business attributable to noncontrolling interests was approximately $20.0 million for the year ended December 31, 2010.

During 2010, the impairment charges associated with assets held-for-sale and abandonment were primarily related to asset write-downs to fair value of our Construction Materials segment and included $4.2 million and $3.2 million in charges related to property and equipment and intangible assets, respectively. The assets were written down to fair value, which is estimated by a variety of factors including, but not limited to, comparative market data, historical sales prices, broker quotes and third party valuations. The fair value of the assets held-for-sale was $1.9 million as of December 31, 2010 and was included in property and equipment, net on our consolidated balance sheet. We expect to sell these assets during 2011. The operating results, including depreciation and amortization, related to these assets was not significant in 2010. Depreciation and amortization expense has been suspended for these assets as of December 1, 2010.

Fair value was determined based on a variety factors as discussed in Notes 1 and 4 of “Notes to the Consolidated Financial Statements.”

We estimate annual pre-tax savings associated with personnel reductions related to our 2010 and 2009 reductions in force to be approximately $28.3 million and $18.4 million, respectively. We are not able to identify the income statement line items that will be affected as the salaries and related expenses of project employees migrate to and from costs of revenue and selling expenses, as explained in “Selling, General and Administrative Expenses.”

The following tables summarize the components of the restructuring accrual for the periods presented (in thousands):

	Workforce Reduction Severance	Facility Consolidation / Closure	Real Estate	Total
Balance at December 31, 2009	$1,910	$1,061	$-	$2,971
Costs incurred and charged to expense	12,635	10,303	86,341	109,279
Cash paid	(13,644)	(639)	-	(14,283)
Impairment charges	-	(7,521)	(86,341)	(93,862)
Balance at December 31, 2010	$901	$3,204	$-	$4,105

	Workforce Reduction Severance	Facility Consolidation / Closure	Real Estate	Total
Balance at December 31, 2008	$-	$-	$-	$-
Costs incurred and charged to expense	6,943	2,510	-	9,453
Cash paid	(5,033)	-	-	(5,033)
Impairment charges	-	(1,449)	-	(1,449)
Balance at December 31, 2009	$1,910	$1,061	$-	$2,971

As of December 31, 2010, approximately $1.6 million in accrued restructuring costs were included in current liabilities on our consolidated balance sheet, which consisted of $0.9 million for severance costs and $0.7 million associated with facility consolidation and closure costs. In addition, as of December 31, 2010, approximately $2.5 million was included in long-term liabilities on our consolidated balance sheet, which consisted entirely of facility consolidation and closure costs. As of December 31, 2009, approximately $2.1 million in accrued restructuring costs were included in current liabilities on our consolidated balance sheet, which consisted of $1.9 million for severance costs and $0.2 million associated with facility consolidation and closure costs. The entire $2.1 million was paid in 2010. In addition, as of December 31, 2009, approximately $0.9 million was included in long-term liabilities on our consolidated balance sheet, which consisted entirely of facility consolidation and closure costs.

During 2011 and beyond, we expect to record between $2.0 million and $15.0 million of restructuring charges, primarily related to additional consolidation efforts and assets to be held-for-sale as part of our Enterprise Improvement Plan. The ultimate amount and timing of future restructuring charges is subject to our ability to negotiate sales of certain assets at prices acceptable to us.

Other Income

The following table presents the components of other income for the respective periods:

Years Ended December 31,	2010	2009	2008
(in thousands)
Interest income	$4,980	$5,049	$18,445
Interest expense	(9,740)	(15,756)	(16,001)
Equity in income (loss) of affiliates	756	7,696	(1,058)
Other income, net	6,968	12,683	15,353
Total other income	$2,964	$9,672	$16,739

Interest expense decreased $6.0 million, or 38.2%, compared to 2009 primarily due to a decrease in federal and state look back interest expense of $5.1 million. Look back interest is the interest due or receivable on income tax related to revisions in estimated profitability on long-term construction projects. The change in equity in income (loss) of affiliates during 2010 was primarily due to decreases in income earned on our investment in an entity that owns and operates an asphalt terminal in Nevada resulting from the economic downturn. Other income, net during 2010 consisted primarily of $2.9 million of previously deferred income related to the sale of an investment in an affiliate in 2008. Other income, net during 2009 consisted primarily of a gain of approximately $10.2 million related to the sale of gold, a by-product of one of our aggregate extraction operations, and a gain of approximately $2.2 million on assets held in a Rabbi Trust related to our Non-Qualified Deferred Compensation Plan.

Income Taxes

The following table presents the (benefit from) provision for income taxes for the respective periods:

Years Ended December 31,	2010	2009	2008
(dollars in thousands)
(Benefit from) provision for income taxes	$(43,928)	$38,650	$67,692
Effective tax rate	41.3%	27.8%	29.0%

Our effective tax rate increased to 41.3% in 2010 from 27.8% in 2009. The change was primarily due to a decrease in the effect from noncontrolling interests as a percent of pre-tax (loss) income. Noncontrolling interests are generally not subject to income taxes on a stand-alone basis and are deducted from (loss) income before (benefit from) provision for income taxes in arriving at our effective tax rate for the year. Our tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year and are deducted from (loss) income before (benefit from) provision for income taxes in arriving at our effective tax rate for the year.

Amount Attributable to Noncontrolling Interests

The following table presents the amount attributable to noncontrolling interests in consolidated subsidiaries for the respective periods:

Years Ended December 31,	2010	2009	2008
(in thousands)
Amount attributable to noncontrolling interests	$3,465	$(26,701)	$(43,334)

The amount attributable to the noncontrolling interests represents the noncontrolling owners’ share of the income or loss of our consolidated construction joint ventures and real estate development entities. The balance for 2010 changed compared to 2009 primarily due to $20.0 million associated with the impairment charges on our real estate held for development and sale from our new business plans to orderly divest of our real estate investment business. In addition, the balance changed as activity on consolidated joint venture projects neared completion.

Prior Years

Revenue: Construction revenue for the year ended December 31, 2009 decreased by $333.1 million, or 22.4%, compared with the year ended December 31, 2008 as a result of the economic downturn and decline in residential development. The decrease in revenue affected all sectors of our Construction segment. With less private work available, competition migrated to the public sector. In addition, there was less work available for bid in the public sector as a result of reduced state and local government budgets.

Large Project Construction revenue for the year ended December 31, 2009 decreased by $223.7 million, or 27.0%, compared with the year ended December 31, 2008. This decrease was the result of an increased number of large projects nearing completion in 2009 compared to 2008, the stage of a large project when revenue recognition typically slows. Included in revenue for the years ended 2009 and 2008 were settlements of negotiated claims with contract owners in the amounts of $17.3 million and $39.3 million, respectively, both of which improved revenue.

Construction Materials revenue for the year ended December 31, 2009 decreased $147.2 million, or 41.7%, compared with the year ended December 31, 2008. This decrease was due to reduced demand for construction materials resulting from the lack of available private sector work.

Real Estate revenue for the year ended December 31, 2009 decreased by $6.7 million, or 74.8%, compared to the year ended December 31, 2008. Real Estate revenue is dependent on the timing of real estate sales transactions, which are relatively few in number and can cause variability in the timing of revenue and profit recognition. The real estate downturn and associated tightening of credit markets had a direct impact on the timing of several Real Estate development projects.

Contract Backlog: Construction contract backlog of $0.4 billion at December 31, 2009 was $0.3 billion, or 44.0%, lower than at December 31, 2008. The decrease in contract backlog was due to a number of projects being completed or nearing completion in 2009. Additionally, the economic climate and increased competition significantly reduced new awards in contract backlog at December 31, 2009 relative to 2008.

Large Project Construction contract backlog of $1.0 billion at December 31, 2009 was $15.2 million, or 1.5%, lower than at December 31, 2008. The decrease reflected progress on construction projects, partially offset by new projects awarded in 2009, including our portion of the work on the Houston light rail project, as well as our participation in joint ventures for a tunnel in New York City and a highway reconstruction project in North Carolina.

Gross Profit (Loss): Construction gross profit in 2009 decreased to $209.5 million, or 18.2% of segment revenue, from $270.9 million, or 18.2% of segment revenue, in 2008. Construction gross profit margins were negatively affected by lower gross profit margins on projects bid in a more competitive environment, offset by the positive effect of significant project forecast changes of $39.1 million for the year ended December 31, 2009 compared with $24.2 million for the year ended December 31, 2008. These positive forecast changes were due to change orders, resolution of issues with owners, projects nearing completion and production efficiencies (see Note 2 of “Notes to the Consolidated Financial Statements”).

Large Project Construction gross profit in 2009 decreased to $120.1 million from $153.6 million in 2008. Gross profit as a percent of segment revenue increased to 19.9% in 2009 from 18.6% in 2008 as a result of improved margins. The improved gross profit margin in 2009 was primarily related to the resolution of project uncertainties on projects nearing completion as well as improved project productivity. Gross profits in 2009 and 2008 were favorably affected by negotiated claims settlements with contract owners for $17.3 million and $32.2 million, respectively.

Construction Materials gross profit in 2009 decreased to $21.2 million, or 10.3% of segment revenue, from $49.0 million, or 13.9% of segment revenue, in 2008. Fixed plant costs together with decreased sales contributed to lower gross profit.

Real Estate reported gross losses of $1.3 million and $1.5 million for the years ended December 31, 2009 and 2008, respectively. These gross losses included amounts attributable to noncontrolling interests of $2.5 million in 2009 and $0.6 million in 2008. During 2009 and 2008, we recorded impairment charges related to our real estate held for development and sale of $1.7 million and $4.5 million, respectively.

Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased by $32.7 million, or 12.5%, to $228.0 million in 2009 from $260.8 million in 2008 as we continued to reduce our overall cost structure. Salaries and related expenses declined by $9.5 million, or 7.3%, compared to 2008 as a result of reduced headcount in 2009. For 2009, our provision for doubtful accounts was offset by the recovery of $4.6 million related to one account with a real estate developer that had been reserved for in 2008. Other general and administrative expenses include information technology, occupancy, office supplies, depreciation, travel and entertainment, outside services, marketing, training and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses. Approximately $5.3 million of the decrease in other general and administrative expenses in 2009 was due to lower travel expenses, and a reduction in relocation and occupancy costs.

Restructuring Charges: During 2009, we recorded restructuring charges of approximately $9.5 million as part of our organizational change. Included in this amount was $7.0 million associated with a reduction in force announced on October 1, 2009 and an impairment of $2.5 million related to select plant facilities in the Northwest. We estimated annualized pre-tax savings associated with the personnel reduction to be approximately $11.0 million. There were no restructuring charges during 2008.

Other Income (Expense): Interest income decreased $13.4 million, or 72.6%, in 2009 compared to 2008 as investment interest yields on marketable securities were lower in 2009. The change in equity in income (loss) of affiliates during 2009 was primarily due to an increase in income earned on our investment in an entity that owns and operates an asphalt terminal in Nevada, which is accounted for under the equity method. In 2009, other income, net included a gain on the sale of gold, a by-product of our aggregate mining operations, of $10.2 million and a gain on assets held in the Rabbi Trust related to our Non-Qualified Deferred Compensation Plan of $2.2 million. Other income, net, in 2008 included a $10.9 million loss on the sale of available-for-sale securities, a $9.3 million gain on the sale of gold and a $14.4 million gain on the sale of an investment in an affiliate.

Provision for Income Taxes: Our effective tax rate decreased to 27.8% in 2009 from 29.0% in 2008. The decrease was primarily due to lower estimated state taxes in 2009, an increased benefit of percentage depletion in 2009, and higher nontaxable gains from investments in our company owned life insurance compared to the prior year.  The tax benefit related to company owned life insurance was included in “Other” in the reconciliation of the statutory-to-effective tax rate. Our tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year.  Noncontrolling interests are generally not subject to income taxes on a stand-alone basis and are deducted from income before provision for income taxes in arriving at our effective tax rate for the year.

Amount Attributable to Noncontrolling Interests: The change in noncontrolling interests in our consolidated subsidiaries for the year ended December 31, 2009 compared to 2008 was largely attributable to the effect of revisions in estimates related to certain consolidated joint venture projects, including $17.7 million for the settlement of revenue issues on a large project in Southern California during the year ended December 31, 2008.

Liquidity and Capital Resources

We believe our cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations through the next twelve months. We maintain a secured revolving credit facility of $100.0 million primarily to provide capital needed to fund growth opportunities, either internally or generated through acquisition (see “Credit Agreement” section below for further discussion). We do not anticipate that this credit facility will be required to fund future operations. If we experience a prolonged change in our business operating results or make a significant acquisition, we may need to acquire additional sources of financing, which, if available, may be limited by the terms of our existing debt and credit covenants, or may require the amendment of our existing debt agreements.

The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated joint ventures, as of the respective dates:

December 31,	2010	2009
(in thousands)
Cash and cash equivalents excluding consolidated joint ventures	$142,642	$216,518
Consolidated joint venture cash and cash equivalents1	109,380	122,438
Total consolidated cash and cash equivalents	252,022	338,956
Short-term and long-term marketable securities2	143,706	119,385
Total cash, cash equivalents and marketable securities	$395,728	$458,341

1Our access to joint venture cash may be limited by the provisions of the venture agreements.
2See Note 3 of “Notes to the Consolidated Financial Statements” for the composition of our marketable securities.

Our primary sources of liquidity are cash and cash equivalents and marketable securities. We may also from time to time issue and sell equity, debt or hybrid securities or engage in other capital markets transactions.

Our cash and cash equivalents consisted of commercial paper, deposits and money market funds held with established national financial institutions. Marketable securities consist of U.S. government and agency obligations, commercial paper, corporate bonds, municipal bonds and mutual funds. Cash and cash equivalents held by our consolidated joint ventures represents the working capital needs of each joint venture’s project. The decision to distribute joint venture cash must generally be made jointly by all of the partners and, accordingly, these funds generally are not available for the working capital or other liquidity needs of Granite.

Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends on our capital stock.  We may also from time to time prepay or repurchase outstanding indebtedness, and acquire assets or businesses that are complementary to our operations.

Cash Flows

Years Ended December 31,	2010	2009	2008
(in thousands)
Net cash provided by (used in):
Operating activities	$29,318	$64,301	$257,336
Investing activities	(60,435)	(129,879)	(18,257)
Financing activities	(55,817)	(56,309)	(130,670)

Cash provided by operating activities decreased $35.0 million in 2010 compared to 2009. The decrease was primarily due to our net loss during 2010 and was partially offset by a more favorable change in working capital items in 2010 as compared to 2009.

Cash used in investing activities was $69.4 million lower in 2010 than in 2009. The primary reasons for this change were a $50.6 million decrease in cash used to purchase property and equipment related to the completion of two aggregate and asphalt plants in 2009 and a $21.4 million decrease in cash used for net purchases of marketable securities. These were partially offset by an increase in cash used of $6.4 million for an investment in a corporation that designs and manufactures power generation and equipment systems during 2010.

Cash used in financing activities was consistent with cash used in 2009. Changes in individual financing activities included an $11.4 million increase in cash used for net contributions to noncontrolling partners and an $8.8 million decrease in cash received from long-term debt borrowings as a result of a reduction in real estate development activity.

Capital Expenditures

During 2010, we had capital expenditures of $37.0 million compared to $87.6 million during 2009. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate investing up to $54 million in capital expenditures during 2011.

Debt and Contractual Obligations

The following table summarizes our significant obligations outstanding as of December 31, 2010:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt - principal	$280,470	$38,119	$33,473	$44,252	$164,626
Long-term debt - interest1	105,761	15,383	27,135	25,514	37,729
Operating leases2	37,330	6,681	7,860	5,150	17,639
Other purchase obligations3	11,426	8,165	2,610	651	-
Deferred compensation obligations4	28,371	4,798	6,632	4,885	12,056
Total	$463,358	$73,146	$77,710	$80,452	$232,050

1 Included in the total is $55.3 million related to mortgages, the terms of which include variable interest rates that range from 3.75% to 9.5%. The future payments were calculated using rates in effect as of December 31, 2010 and may differ from actual results.
2 These obligations represent the minimum rental commitments and minimum royalty requirements under all noncancellable operating leases. See Note 19 of “Notes to the Consolidated Financial Statements.”
3 These obligations represent firm purchase commitments for equipment and other goods and services not connected with our construction contract backlog which are individually greater than $10,000 and have an expected fulfillment date after February 28, 2011.
4 The timing of expected payment of deferred compensation is based on estimated dates of retirement. Actual dates of retirement could be different and would cause the timing of payments to change.

In addition to the significant obligations described above, as of December 31, 2010, we had the following obligations, which were excluded from the foregoing table for the reasons described below:

●	approximately $5.7 million associated with uncertain tax positions filed on our tax returns were excluded because we cannot estimate the timing of potential payments relative to such reserves;
●
asset retirement obligations of $22.9 million associated with our owned and leased quarry properties were excluded because they are performance obligations (see Note 8 of “Notes to the Consolidated Financial Statements”); and

●
purchase commitments for purchases of materials and subcontract services in the ordinary course of business related to our current contract backlog were excluded as they are generally settled in less than one year.

Credit Agreement

On December 23, 2010 we amended our credit agreement (the “Amended Credit Agreement”), which provides for a committed, secured revolving credit facility of $100.0 million, with a sublimit for letters of credit of $50.0 million. Borrowings under the Amended Credit Agreement bear interest at LIBOR plus an applicable margin. LIBOR varies based on the applicable loan term. The applicable margin is based upon certain financial ratios calculated quarterly and was 3.0% at December 31, 2010. Accordingly, the effective interest rate was between 3.3% and 3.8% at December 31, 2010. Our obligations under the Amended Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on substantially all of the assets of Granite Construction Incorporated and our subsidiaries that are guarantors or co-borrowers under the Amended Credit Agreement, excluding any owned or leased real property subject to an existing mortgage.  At December 31, 2010, there were no revolving loans outstanding under the Amended Credit Agreement, but there were standby letters of credit totaling approximately $3.2 million. The letters of credit will expire between March and October 2011. These letters of credit will be replaced upon expiration.

The most significant restrictive covenants under the terms of our Amended Credit Agreement require the maintenance of a minimum Consolidated Tangible Net Worth, a minimum Consolidated Interest Coverage Ratio and a maximum Adjusted Consolidated Leverage Ratio, the calculations and terms of which are defined by Amendment No. 1 of the Credit Agreement filed as Exhibit 10.1 to our Form 8-K filed December 30, 2010. As of December 31, 2010 and pursuant to the definitions in the Amended Credit Agreement, our Consolidated Tangible Net Worth was $740.1 million, which exceeded the minimum of $629.1 million, the Consolidated Interest Coverage Ratio was 6.00, which exceeded the minimum of 4.00 and the Adjusted Consolidated Leverage Ratio was 2.57, which did not exceed the maximum of 4.25. The maximum Adjusted Consolidated Leverage Ratio decreases to 4.00 for the quarters ending March 31, 2011 through September 30, 2011, and decreases in 0.25 increments until it reaches 3.00 for the quarter ending March 31, 2013.

Senior Notes Payable

As of December 31, 2010, senior notes payable in the amount of $25.0 million were due to a group of institutional holders in nine equal annual installments which began in 2005 and bear interest at 6.96% per annum. The most significant covenants under the terms of the related agreement require the maintenance of a minimum Consolidated Net Worth, the calculations and terms of which are defined by the related agreement filed as Exhibit 10.3 to our Form 10-Q filed August 14, 2001. As of December 31, 2010 and pursuant to the definitions in the note agreement, our Consolidated Net Worth was $761.0 million, which exceeded the minimum of $656.4 million.

In addition, as of December 31, 2010, senior notes payable in the amount of $200.0 million were due to a second group of institutional holders in five equal annual installments beginning in 2015 and bear interest at 6.11% per annum. The most significant covenants under the terms of the related agreement require the maintenance of a minimum Consolidated Net Worth, the calculations and terms of which are defined by the related agreement filed as Exhibit 10.1 to our Form 8-K filed January 31, 2008. As of December 31, 2010 and pursuant to the definitions in the note agreement, our Consolidated Net Worth was $761.0 million, which exceeded the minimum of $667.3 million.

Surety Bonds and Real Estate Mortgages

We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At December 31, 2010, approximately $1.8 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

A significant portion of our real estate held for development and sale is subject to mortgage indebtedness. All of this indebtedness is non-recourse to Granite, but is recourse to the real estate entities that incurred the indebtedness. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entities to repay portions of the debt. During the year ended December 31, 2010, we provided additional funding of $4.2 million to these real estate entities to facilitate mortgage refinancing. As of December 31, 2010, the principal amount of debt of our real estate entities secured by mortgages was $55.1 million, of which $29.8 million was included in current liabilities and $25.3 million was included in long-term liabilities on our consolidated balance sheet.

Covenants and Events of Default

Our debt and credit agreements require us to comply with various affirmative, restrictive and financial covenants, including the financial covenants described above. Our failure to comply with any of these covenants, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the applicable agreements.  Under certain circumstances, the occurrence of an event of default under one of our debt or credit agreements (or the acceleration of the maturity of the indebtedness under one of our agreements) may constitute an event of default under one or more of our other debt or credit agreements. Default under our debt and credit agreements could result in (1) us no longer being entitled to borrow under the agreements, (2) termination of the agreements, (3) the requirement that any letters of credit under the agreements be cash collateralized, (4) acceleration of the maturity of outstanding indebtedness under the agreements and (5) foreclosure on any collateral securing the obligations under the agreements.

Except as noted below, as of December 31, 2010, we were in compliance with the covenants contained in our debt agreements related to our consolidated real estate entities, and we are not aware of any material non-compliance by any of our unconsolidated entities with the covenants contained in their debt agreements.  At December 31, 2010, two of our consolidated real estate entities were in default under certain debt agreements as a result of their failure to make timely required principal and/or interest payments.  Subsequent to December 31, 2010, an additional consolidated real estate entity and one of our unconsolidated real estate entities defaulted under certain debt agreements as a result of failure to make timely required principal and/or interest payments.  Defaults under the debt agreements of two of our consolidated real estate entities and defaults under the debt agreements with two of our lenders at the third consolidated real estate entity have subsequently been cured.  Although each affected loan is non-recourse to Granite, under certain circumstances defaults under the relevant debt agreements result in cross-defaults under other debt agreements which Granite is the obligor.

Except as noted below, as of December 31, 2010, we were in compliance with the covenants contained in our senior note agreements and Amended Credit Agreement.  At December 31, 2010, we were in default with respect to obligations under the debt agreements governing our senior notes and our Amended Credit Agreement due to cross-default provisions triggered by defaults under certain debt agreements of our consolidated real estate entities.  As of February 15, 2011, we were no longer in default of our senior note agreements and Amended Credit Agreement as a result of curing defaults under certain debt agreements related to our consolidated real estate entities and providing the related notices.

We are currently in discussions with lenders related to the remaining defaulted debt of our real estate entities to revise the terms of the agreements to allow for an orderly divesture of the real estate assets which serve as security for the loans.  While there can be no guarantee that these discussions will be successful, we have the ability to cure these defaults such that cross-default provisions in our senior note agreements and Amended Credit Agreement are not triggered.

Share Purchase Program

In 2007, our Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion. During the years ended December 31, 2010 and 2009, we did not purchase shares under the share purchase program. From the inception of this program in 2007 through December 31, 2010, we have purchased a total of 3.8 million shares of our common stock for an aggregate price of $135.9 million. All shares were retired upon acquisition. As of December 31, 2010, $64.1 million was available for purchase.

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

At December 31, 2010, we had approximately $1.8 billion of construction revenue to be recognized on unconsolidated construction joint venture contracts of which $619.6 million represented our share and the remaining $1.2 billion represented our partners’ share. We are not able to estimate other amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partner’s corporate and/or other guarantees.

Recently Issued Accounting Pronouncements

Disclosures about Credit Quality of Financing Receivables
In July 2010, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires additional disclosures about financing receivables. The financing receivables that are applicable to us are long-term notes receivable and retentions receivable that have a contractual maturity of one year or more. The new disclosures include a rollforward of the allowance for credit losses from the beginning of the reporting period to the end, as well as credit quality indicators of financing receivables, a description of our accounting policy and methodology used to estimate allowance for credit losses and an analysis of the age of past due financing receivables. This ASU is effective for us during the year ended 2010 and therefore we included the disclosures in Note 5 of “Notes to the Consolidated Financial Statements.” The adoption of this ASU had no impact on our consolidated financial statements and did not have a material impact on our disclosures.

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

Marketable securities, consisting of U.S. government and agency obligations, commercial paper, corporate bonds and municipal bonds are generally classified as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity.

We are exposed to financial market risks due largely to changes in interest rates, which we have managed primarily by managing the maturities in our investment portfolio. We do not have any business transactions in foreign currencies.

We are exposed to various commodity price risks, including, but not limited to, diesel fuel, natural gas, propane, steel, cement and liquid asphalt arising from transactions that are entered into in the normal course of business. In order to manage or reduce commodity price risk, we monitor the costs of these commodities at the time of bid and price them into our contracts accordingly. Additionally, some of our contracts include commodity price escalation clauses which partially protect us from increasing prices. At times we enter into supply agreements or pre-purchase commodities to secure pricing and use financial contracts to further manage price risk. As of December 31, 2010 and 2009, we had no material financial contracts in place.

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

We had outstanding senior notes payable, which carry a fixed interest rate per annum, as follows (in millions):

December 31,	2010
Principal payments due in nine equal installments that began in 2005, 6.96%	$25.0
Principal payments due in five equal installments beginning in 2015, 6.11%	200.0
Total	$225.0

The table below presents principal amounts due by year and related weighted average interest rates for our cash and cash equivalents, held-to-maturity investments and significant debt obligations as of December 31, 2010 (dollars in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Assets
Cash, cash equivalents, held-to-maturity and trading investments	$361,469	$32,646	$1,613	$-	$-	$-	$395,728
Weighted average interest rate	0.6%	1.30%	1.58%	-%	-%	-%	0.66%
Liabilities
Fixed rate debt
Senior notes payable	$8,333	$8,333	$8,334	$-	$40,000	$160,000	$225,000
Weighted average interest rate	6.96%	6.96%	6.96%	-%	6.11%	6.11%	6.20%

The estimated fair value of our cash, cash equivalents and short-term held-to-maturity investments approximates the principal amounts reflected above based on the generally short maturities of these financial instruments. The estimated fair value of our long-term held-to-maturity investments approximates the principal amounts above due to the relatively minor difference between the effective yields of these investments and rates currently available on similar instruments. Rates currently available to us for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. Based on the fixed borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of the senior notes payable was approximately $245.9 million as of December 31, 2010 and $249.2 million as of December 31, 2009.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Granite, the supplementary data and the independent registered public accounting firm’s report are incorporated by reference from Part IV, Item 15(1) and (2):

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - At December 31, 2010 and 2009

Consolidated Statements of Operations - Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) - Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows - Years Ended December 31, 2010, 2009 and 2008

Notes to the Consolidated Financial Statements

Quarterly Financial Data (unaudited)

Schedule II - Schedule of Valuation and Qualifying Accounts

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: Our management carried out, as of December 31, 2010, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting: During the fourth quarter of 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Independent Registered Public Accounting Firm Attestation Report: PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2010. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, is included in “Item 15. Exhibits and Financial Statement Schedules” under the heading “Report of Independent Registered Public Accounting Firm.”

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

We operate surface mines in the western United States to produce construction aggregates.  The operation of our mines is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  MSHA conducted 25 inspections at 20 of our mines during the three months ended December 31, 2010 and 100 inspections at 40 of our mines during the year ended December 31, 2010. There were no reportable citations or orders following 11 and 43 of those inspections during the quarter and year ended December 31, 2010, respectively. The chart below contains information (dollars in thousands) regarding certain mining safety and health citations or orders that MSHA issued during the quarter and year ended December 31, 2010 with respect to our mining operations. With respect to this information, it should be noted that: (i) the number of citations and orders will vary depending on the size of the mine, (ii) the number of citations issued will vary from inspector to inspector and mine to mine, and (iii) citations and orders can be contested and appealed, and in that process, may be reduced in severity and amount, and are sometimes dismissed.

(dollars in thousands)	Three Months Ended December 31, 2010			Year Ended December 31, 2010
Name of Mine	Section 1041	Section 104(d)2	Proposed Assessments3	Section 1041	Section 104(d)2	Proposed Assessments3
Arvin Pit	1	-	$1.7	2	-	$3.3
Axton Wash Plant	-	-	-	1	-	0.2
Birchwood	-	-	-	1	-	0.9
Bradshaw Pit	-	-	-	2	-	1.8
Capay Facilities	3	-	-	16	-	2.1
Coalinga Pit	-	-	1.2	1	-	3.2
Felton Quarry	-	-	0.1	3	1	21.7
Ford Gravel	3	1	0.9	4	1	1.6
Fountain Springs	-	-	-	6	-	4.0
Freeman Quarry	2	-	0.6	3	-	1.3
Gardner Pit	2	-	0.8	2	-	0.8
Handley Ranch	-	-	0.8	1	-	4.0
Highway 175 Aggregate	-	-	-	2	-	0.3
Indio Plant	-	-	-	1	-	1.2
Lockwood Quarry	-	-	-	2	1	2.7
Pacific Heights Pit	-	-	-	2	-	0.9
Alaska Portable Crusher #1	-	-	-	2	-	-
Sacramento Portable Crusher #1	-	-	-	1	-	0.5
Rosemary	-	-	-	2	-	0.4
Santa Barbara Portable	-	-	-	3	-	1.1
Smith River Pit	-	-	-	1	-	0.3
Swan Pit	-	-	-	3	-	1.2
Tangerine Pit	-	-	0.1	3	-	1.1
Vernalis Plant	5	-	1.5	5	-	1.5
Wade Sand Pit	-	-	-	1	-	0.2
Other	-	-	0.3	-	-	1.7
Total	16	1	$8.0	70	3	$58.0

1The total number of alleged violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under Section 104 of the Mine Act for which the operator received a citation from the MSHA.
2The total number of citations and orders for an alleged unwarrantable failure of the mine operator to comply with mandatory health or safety standards under Section 104(d) of the Mine Act.
3The total dollar value of proposed assessments from the MSHA under the Mine Act.

During the quarter and year ended December 31, 2010, with respect to our mines, MSHA did not issue any orders requiring persons to be withdrawn from the areas affected by the alleged violations of mandatory health or safety standards under Section 104(b) of the Mine Act and did not identify any flagrant violations under Section 110(b)(2) of the Mine Act. During the year ended December 31, 2010 one imminent danger order requiring immediate withdrawal from the affected areas was issued to our Felton Quarry Plant under Section 107(a) of the Mine Act and none were issued during the quarter ended December 31, 2010. We did not experience any mining-related fatalities in the quarter and year ended December 31, 2010.  Furthermore, during the quarter and year ended December 31, 2010, we did not receive written notice of a pattern of violations of mandatory health or safety standards from MSHA under Section 104(e) of the Mine Act or of the potential to have a pattern of violations of mandatory health or safety standards from MSHA. Five of the citations issued during the fourth quarter of 2010 and 33 of the citations issued during the year ended December 31, 2010 are the subject of a formal appeal before the Federal Mine Safety and Health Review Commission.

During 2010, our safety efforts and commitment to making sure our employees have a safe place to work were recognized with several prestigious safety awards.  Our primary insurance carrier (CNA) presented us with their 2010 Safety Excellence Award; in October 2010, the American Transportation and Road Builders Association presented us their Contractor Safety Award for large contractors; and in November 2010, the Associated General Contractors of California recognized us with their Safety Award of Excellence for large contractors.

PART III

Certain information required by Part III is omitted from this report. We will file our definitive proxy statement for our Annual Meeting of Shareholders to be held on May 20, 2011 (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information regarding our Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, we direct you to the sections entitled “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Proxy Statement. For information regarding our Audit/Compliance Committee’s financial expert, we direct you to the section entitled “Information about the Board of Directors and Corporate Governance - Committees of the Board - Audit/Compliance Committee” in the Proxy Statement. For information regarding our Code of Conduct, we direct you to the section entitled “Information about the Board of Directors and Corporate Governance - Code of Conduct” in the Proxy Statement. Information regarding our executive officers is contained in the section entitled “Executive Officers of the Registrant,” in Part I, Item I of this report. This information is incorporated herein by reference.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

You will find this information in the sections captioned “Transactions with Related Persons” and “Information about the Board of Directors and Corporate Governance - Director Independence” in the Proxy Statement. This information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

You will find this information in the section captioned “Independent Registered Public Accountants - Principal Accountant Fees and Services” in the Proxy Statement. This information is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1. Financial Statements. The following consolidated financial statements and related documents are filed as part of this report:

2. Financial Statement Schedule. The following financial statement schedule of Granite for the years ended December 31, 2010, 2009 and 2008 is filed as part of this report and should be read in conjunction with the consolidated financial statements of Granite.

Schedule	Page
Schedule II - Schedule of Valuation and Qualifying Accounts	S-1

Schedules not listed above have been omitted because the required information is either not material, not applicable or is shown in the consolidated financial statements or notes thereto.

3. Exhibits. The Exhibits listed in the accompanying Exhibit Index, which is incorporated herein by reference, are filed or incorporated by reference as part of, or furnished with, this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Granite Construction Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Granite Construction Incorporated and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 of “Notes to the Consolidated Financial Statements”, the Company changed the manner in which it accounts for noncontrolling interests in 2009 and the manner in which it accounts for variable interest entities in 2010.

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

/s/PricewaterhouseCoopers LLP
San Francisco, California
February 24, 2011

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
December 31,	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$252,022	$338,956
Short-term marketable securities	109,447	42,448
Receivables, net	243,986	280,252
Costs and estimated earnings in excess of billings	10,519	10,619
Inventories	51,018	45,800
Real estate held for development and sale	75,716	139,449
Deferred income taxes	53,877	31,034
Equity in construction joint ventures	74,716	67,693
Other current assets	42,555	50,467
Total current assets	913,856	1,006,718
Property and equipment, net	473,607	520,778
Long-term marketable securities	34,259	76,937
Investments in affiliates	31,410	24,644
Other noncurrent assets	82,401	80,498
Total assets	$1,535,533	$1,709,575
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$8,359	$15,017
Current maturities of non-recourse debt	29,760	43,961
Accounts payable	129,700	131,251
Billings in excess of costs and estimated earnings	120,185	156,041
Accrued expenses and other current liabilities	150,773	159,843
Total current liabilities	438,777	506,113
Long-term debt	217,014	225,203
Long-term non-recourse debt	25,337	19,485
Other long-term liabilities	47,996	48,998
Deferred income taxes	10,774	27,220
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	-	-
Common stock, $0.01 par value, authorized 150,000,000 shares in 2010 and 2009; issued and outstanding 38,745,542 shares as of December 31, 2010 and 38,635,021 shares as of December 31, 2009	387	386
Additional paid-in capital	104,232	94,633
Retained earnings	656,412	735,632
Total Granite Construction Incorporated shareholders’ equity	761,031	830,651
Noncontrolling interests	34,604	51,905
Total equity	795,635	882,556
Total liabilities and equity	$1,535,533	$1,709,575

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Years Ended December 31,	2010	2009	2008
Revenue
Construction	$943,245	$1,151,743	$1,484,861
Large project construction	584,406	603,517	827,255
Construction materials	222,058	205,945	353,115
Real estate	13,256	2,274	9,013
Total revenue	1,762,965	1,963,479	2,674,244
Cost of revenue
Construction	847,536	942,256	1,213,993
Large project construction	517,099	483,417	673,684
Construction materials	210,040	184,705	304,082
Real estate	10,506	3,592	10,536
Total cost of revenue	1,585,181	1,613,970	2,202,295
Gross profit	177,784	349,509	471,949
Selling, general and administrative expenses	191,593	228,046	260,761
Restructuring charges	109,279	9,453	-
Gain on sales of property and equipment	13,748	17,169	5,503
Operating (loss) income	(109,340)	129,179	216,691
Other income (expense)
Interest income	4,980	5,049	18,445
Interest expense	(9,740)	(15,756)	(16,001)
Equity in income (loss) of affiliates	756	7,696	(1,058)
Other income, net	6,968	12,683	15,353
Total other income	2,964	9,672	16,739
(Loss) income before (benefit from) provision for income taxes	(106,376)	138,851	233,430
(Benefit from) provision for income taxes	(43,928)	38,650	67,692
Net (loss) income	(62,448)	100,201	165,738
Amount attributable to noncontrolling interests	3,465	(26,701)	(43,334)
Net (loss) income attributable to Granite Construction Incorporated	$(58,983)	$73,500	$122,404

Net (loss) income per share attributable to common shareholders (see Note 15)
Basic	$(1.56)	$1.91	$3.19
Diluted	$(1.56)	$1.90	$3.18

Weighted average shares of common stock
Basic	37,820	37,566	37,606
Diluted	37,820	37,683	37,709

Dividends per common share	$0.52	$0.52	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)
	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Granite Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2007	39,450,923	$395	$79,007	$619,699	$1,098	$700,199	$23,471	$723,670
Comprehensive income (see Note 17):
Net income	-	-	-	122,404	-	122,404	43,334
Changes in net unrealized losses on investments	-	-	-	-	(1,244)	(1,244)	-
Total comprehensive income								164,494
Stock issued for services, net of forfeitures	247,094	2	459	-	-	461	-	461
Amortized restricted stock	-	-	7,002	-	-	7,002	-	7,002
Purchase of common stock	(1,440,869)	(14)	(5,561)	(39,965)	-	(45,540)	-	(45,540)
Cash dividends on common stock	-	-	-	(19,901)	-	(19,901)	-	(19,901)
Net tax on stock-based compensation	-	-	851	-	-	851	-	851
Non-qualified deferred compensation plan stock units	-	-	3,237	-	-	3,237	-	3,237
Transactions with noncontrolling interests, net	-	-	-	-	-	-	(30,032)	(30,032)
Stock options exercised and other	9,643	-	40	-	-	40	-	40
Balances at December 31, 2008	38,266,791	383	85,035	682,237	(146)	767,509	36,773	804,282
Comprehensive income:
Net income	-	-	-	73,500	-	73,500	26,701
Changes in net unrealized gains on investments	-	-	-	-	146	146	-
Total comprehensive income								100,347
Stock issued for services, net of forfeitures	437,594	4	1,900	-	-	1,904	-	1,904
Amortized restricted stock	-	-	10,765	-	-	10,765	-	10,765
Purchase of common stock	(93,763)	(1)	(3,430)	-	-	(3,431)	-	(3,431)
Cash dividends on common stock	-	-	-	(20,105)	-	(20,105)	-	(20,105)
Net tax on stock-based compensation	-	-	632	-	-	632	-	632
Transactions with noncontrolling interests, net	-	-	-	-	-	-	(11,569)	(11,569)
Stock options exercised and other	24,399	-	(269)	-	-	(269)	-	(269)
Balances at December 31, 2009	38,635,021	386	94,633	735,632	-	830,651	51,905	882,556
Comprehensive loss:
Net loss	-	-	-	(58,983)	-	(58,983)	(3,465)
Total comprehensive loss								(62,448)
Stock issued for services, net of forfeitures	214,128	2	1,003	-	-	1,005	-	1,005
Amortized restricted stock	-	-	13,040	-	-	13,040	-	13,040
Purchase of common stock	(132,093)	(1)	(3,640)	-	-	(3,641)	-	(3,641)
Cash dividends on common stock	-	-	-	(20,165)	-	(20,165)	-	(20,165)
Net tax on stock-based compensation	-	-	(815)	-	-	(815)	-	(815)
Transactions with noncontrolling interests, net	-	-	-	-	-	-	(13,836)	(13,836)
Stock options exercised and other	28,486	-	11	(72)	-	(61)	-	(61)
Balances at December 31, 2010	38,745,542	$387	$104,232	$656,412	$-	$761,031	$34,604	$795,635

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Years Ended December 31,	2010	2009	2008
Operating activities
Net (loss) income	$(62,448)	$100,201	$165,738
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Restructuring impairment charges	93,862	1,449	-
Other impairment charges	821	4,110	4,500
Inventory written down	2,846	3,097	12,848
Depreciation, depletion and amortization	74,435	80,195	87,311
Provision for (recovery of) doubtful accounts	368	(4,404)	10,958
Gain on sales of property and equipment	(13,748)	(17,169)	(5,503)
Change in deferred income taxes	(39,289)	21,107	1,190
Stock-based compensation	13,040	10,765	7,463
Loss (gain) from marketable securities	680	(485)	10,939
Gain on company owned life insurance	(3,321)	(2,551)	(70)
Equity in (income) loss of affiliates	(756)	(7,696)	1,058
Acquisition of noncontrolling interest	-	-	(16,617)
Gain on sale of investment in affiliate	-	-	(14,416)
Gain on early extinguishment of debt	-	-	(1,150)
Changes in assets and liabilities, net of the effects of acquisition and consolidations:
Receivables	38,702	35,706	100,533
Inventories	(8,214)	6,326	(10,812)
Real estate held for development and sale	(14,743)	(17,263)	(15,225)
Equity in construction joint ventures	(8,230)	(23,012)	(10,341)
Other assets, net	9,749	5,141	40,940
Accounts payable	(1,871)	(43,480)	(38,956)
Accrued expenses and other liabilities, net	(16,809)	(19,089)	(29,229)
Billings in excess of costs and estimated earnings, net	(35,756)	(68,647)	(43,823)
Net cash provided by operating activities	29,318	64,301	257,336
Investing activities
Purchases of marketable securities	(121,626)	(99,011)	(71,630)
Maturities of marketable securities	74,000	36,970	108,090
Proceeds from sale of marketable securities	15,000	7,966	22,499
Purchase of company owned life insurance	(8,195)	(8,000)	(8,000)
Proceeds from company owned life insurance	2,078	-	-
Release of funds for acquisition of noncontrolling interest	-	-	28,332
Additions to property and equipment	(37,004)	(87,645)	(94,135)
Proceeds from sales of property and equipment	21,148	23,020	14,539
Purchase of private preferred stock	(6,400)	-	-
Acquisition of businesses	-	-	(14,022)
Contributions to affiliates, net	(1,658)	(4,969)	(4,158)
Issuance of notes receivable	(1,313)	(11,314)	-
Collection of notes receivable	3,126	13,104	728
Other investing activities	409	-	(500)
Net cash used in investing activities	(60,435)	(129,879)	(18,257)
Financing activities
Proceeds from long-term debt	1,918	10,750	3,725
Long-term debt principal payments	(19,829)	(18,856)	(17,092)
Cash dividends paid	(20,150)	(20,057)	(20,055)
Purchase of common stock	(3,641)	(3,431)	(45,540)
Contributions from noncontrolling partners	7,321	420	5,026
Distributions to noncontrolling partners	(21,498)	(26,019)	(45,909)
Acquisition of noncontrolling interest	-	-	(11,716)
Other financing activities, net	62	884	891
Net cash used in financing activities	(55,817)	(56,309)	(130,670)
(Decrease) increase in cash and cash equivalents	$(86,934)	$(121,887)	$108,409
Cash and cash equivalents at beginning of year	338,956	460,843	352,434
Cash and cash equivalents at end of year	$252,022	$338,956	$460,843

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(in thousands)

Years Ended December 31,	2010	2009	2008
Supplementary Information
Cash paid during the period for:
Interest	$15,715	$22,783	$12,700
Income taxes	3,861	54,082	68,492
Non-cash investing and financing activities:
Stock issued for services, net of forfeitures	$5,735	$18,405	$6,961
Restricted stock units issued	3,457	52	3,237
Accrued cash dividends	5,038	5,023	4,975
Debt payments from sale of assets	6,064	-	2,652
Settlement of debt from release of assets	-	-	5,250

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business: Granite Construction Incorporated is a heavy civil contractor and a construction materials producer. We are engaged in the construction of roads, highways, mass transit facilities, airport infrastructure, bridges, dams and canals. We are also diversified into real estate investment and development. We have offices in Alaska, Arizona, California, Florida, Nevada, New York, Texas, Utah and Washington. Unless otherwise indicated, the terms “we,” “us,” “our,” “Company” and “Granite” refer to Granite Construction Incorporated and its consolidated subsidiaries.

Principles of Consolidation: The consolidated financial statements include the accounts of Granite Construction Incorporated and its wholly owned and majority owned subsidiaries. All material inter-company transactions and accounts have been eliminated. We use the equity method of accounting for affiliated companies where we have the ability to exercise significant influence, but not control. Additionally, we participate in joint ventures with other construction companies and various real estate ventures. We have consolidated these ventures where we have determined that through our participation we have a variable interest and are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, and related standards. Effective January 1, 2010, we adopted the new consolidation requirements applicable to our construction and real estate joint ventures that are considered variable interest entities (“VIEs”) as defined by ASC Topic 810. To ascertain if we are required to consolidate a VIE, we determine whether we are the VIE’s primary beneficiary. This new accounting standard changes the method used to determine the primary beneficiary of a VIE and requires the following:

●	determination of the VIE’s primary beneficiary using a qualitative approach based on:
i)	the power to direct the activities that most significantly impact the economic performance of the VIE; and
ii)	the obligation to absorb losses or right to receive benefits of the VIE that could be significant.
●	ongoing evaluation of the VIE’s primary beneficiary; and
●	disclosures about a company’s involvement with the VIE including separate presentation on the consolidated balance sheets of a consolidated VIE’s non-recourse debt.

Prior to the adoption of this accounting standard, determination of the VIE’s primary beneficiary was based on a quantitative and qualitative analysis and was reconsidered only upon the occurrence of specific triggering events. The adoption of this new accounting standard resulted in the consolidation of one construction joint venture (see Note 6) and did not have a material impact on our consolidation of real estate entities (see Note 7).

Where we have determined we are not the primary beneficiary of a venture but do exercise significant influence, we account for our share of the operations of jointly controlled construction joint ventures on a pro rata basis in the consolidated statements of operations and as a single line item in the consolidated balance sheets and we account for real estate entities under the equity method of accounting, as a single line item in both the consolidated statements of operations and in the consolidated balance sheets.

Effective January 1, 2009, we adopted a new accounting standard that required noncontrolling interests, formerly known as minority interest, to be separately presented in both the consolidated balance sheets and consolidated statements of operations. Prior years have been adjusted to conform to this new standard.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Revenue Recognition - Construction Contracts: Revenue and earnings on construction contracts, including construction joint ventures, are recognized under the percentage of completion method using the ratio of costs incurred to estimated total costs. Revenue in an amount equal to cost incurred is recognized prior to contracts reaching at least 25% completion, thus deferring the related profit. It is our judgment that until a project reaches at least 25% completion, there is insufficient information to determine the estimated profit on the project with a reasonable level of certainty. In the case of large, complex design/build projects we may defer profit recognition beyond the point of 25% completion based on an evaluation of specific project risks. The factors considered in this evaluation include the stage of design completion, the stage of construction completion, status of outstanding purchase orders and subcontracts, certainty of quantities of labor and materials, certainty of schedule and the relationship with the owner.

Revenue from contract claims is recognized when we have a signed agreement and payment is assured. Revenue from contract change orders, which occur in most large projects, is recognized when the owner has agreed to the change order in writing. Provisions are recognized in the consolidated statements of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. All contract costs, including those associated with claims and change orders, are recorded as incurred and revisions to estimated total costs are reflected as soon as the obligation to perform is determined. Contract cost consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs).

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The accuracy of our revenue and profit recognition in a given period is dependent on the accuracy of our estimates of the cost to complete each project. Cost estimates for all of our significant projects use a highly detailed “bottom up” approach and we believe our experience allows us to provide materially reliable estimates. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include:

●	the completeness and accuracy of the original bid;
●	costs associated with added scope changes;
●	extended overhead due to owner, weather and other delays;
●	subcontractor performance issues;
●	changes in productivity expectations;
●	site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable);
●	the availability and skill level of workers in the geographic location of the project; and
●	a change in the availability and proximity of equipment and materials.

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

Cash and Cash Equivalents: Cash equivalents are securities having remaining maturities of three months or less from the date of purchase. Included in cash and cash equivalents on our consolidated balance sheets as of December 31, 2010 and 2009, was $109.4 million and $122.4 million, respectively, related to our consolidated joint ventures. Our access to joint venture cash may be limited by the provisions of the venture agreements.

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair Value of Financial Assets and Liabilities: We measure and disclose certain financial assets and liabilities at fair value. ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

We utilize the active market approach to measure fair value for our financial assets and liabilities. Effective in 2010, we adopted Accounting Standards Update (“ASU”) No. 2010-06 which amends ASC Topic 820 and requires each class of assets and liabilities measured at fair value on a recurring basis to be reported separately. Prior years have been adjusted to conform to this new standard.

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property and Equipment: Property and equipment are stated at cost. Depreciation for construction and other equipment is primarily provided using accelerated methods over lives ranging from three to seven years, and the straight-line method over lives from three to twenty years for the remaining depreciable assets. We believe that accelerated methods best approximate the service provided by the construction and other equipment. Depletion of quarry property is based on the usage of depletable reserves. We frequently sell property and equipment that has reached the end of its useful life or no longer meets our needs, including depleted quarry property. At the time that an asset meets the held-for-sale criteria as defined by ASC Topic 360, Property, Plant, and Equipment, we write it down to fair value, if the fair value is below the carrying value. Fair value is estimated by a variety of factors including, but not limited to, market comparative data, historical sales prices, broker quotes and third party valuations. If material, such property is separately disclosed, otherwise it is held in property and equipment until sold. The cost and accumulated depreciation or depletion of property sold or retired is removed from the accounts and gains or losses, if any, are reflected in earnings for the period. In the case that we abandon an asset, an amount equal to the carrying amount of the asset, less salvage value, if any, will be recognized as expense in the period that the asset was abandoned. Repairs and maintenance are charged to operations as incurred.

Long-lived Assets: We review property and equipment, and amortizable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If the assets are considered to be impaired, an impairment charge will be recognized equal to the amount by which the carrying value of the asset exceeds its fair value. For purposes of the property, plant and equipment impairment review, we group assets at a regional level, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets.

Amortizable intangible assets include covenants not to compete, permits, trade names and customer lists which are being amortized on a straight-line basis over terms from three to thirty years.

Real Estate Held for Development and Sale: On a quarterly basis the carrying amount of each real estate development project is reviewed in accordance with ASC Topic 360, Property, Plant, and Equipment, to determine if impairment charges should be recognized.  The review of each project includes an evaluation to determine if events or changes in circumstances indicate that a project’s carrying amount may not be recoverable. If events or changes in circumstances indicate that a project’s carrying amount may not be recoverable, the undiscounted future cash flows are estimated and compared to the project’s carrying amount. Events or changes in circumstances, which would cause us to review undiscounted future cash flows include, but are not limited to:

●	significant decreases in the market price of the asset;
●	significant adverse changes in legal factors or the business climate;
●	significant changes to the development or business plans of a project;
●	accumulation of costs significantly in excess of the amount originally expected for the acquisition, development or construction of the asset; and
●	current period cash flow or operating losses combined with a history of losses, or a forecast of continuing losses associated with the use of the asset.

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

In determining whether there is an impairment of goodwill, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using a discounted future cash flow method.  We then compare the resulting fair value to the net book value of the reporting unit, including goodwill. If the net book value of a reporting unit exceeds its fair value, we measure and record the amount of the impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. Our assessment of goodwill impairment during the fourth quarter of 2010 indicated that the fair value of the reporting unit substantially exceeded its net book value and therefore goodwill was not impaired.

In determining whether there is an impairment of indefinite-lived intangible assets, we compare the fair value of the asset to the carrying value. We use internal discounted cash flow estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. If the carrying value exceeds the fair value, an impairment charge is recognized equal to the amount by which the carrying value of the asset exceeds its fair value. During 2010, we did not recognize an impairment charge related to goodwill and indefinite-lived intangible assets and in 2009, we recognized an impairment charge of $1.7 million related to water use rights in Nevada.

Reclamation Costs: We account for the costs related to legal obligations to reclaim aggregate mining sites and other facilities by recording our estimated reclamation liability when incurred, capitalizing the estimated liability as part of the related asset’s carrying amount and allocating it to expense over the asset’s useful life.

Warranties: Many of our construction contracts contain warranty provisions covering defects in equipment, materials, design or workmanship that generally run from six months to one year after our customer accepts the contract. Because of the nature of our projects, including contract owner inspections of the work both during construction and prior to acceptance, we have not experienced material warranty costs for these short-term warranties and therefore, do not believe an accrual for these costs is necessary. Certain construction contracts carry longer warranty periods, ranging from two to ten years for which we have accrued an estimate of warranty cost. The warranty cost is estimated based on our experience with the type of work and any known risks relative to the project and was not material at December 31, 2010, 2009 or 2008.

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock-Based Compensation: We measure and recognize compensation expense for all share-based payment awards made. Share-based compensation is included in general and administrative expenses on our consolidated statements of operations.

Restructuring Charges: Pursuant to an approved plan, we record severance cost when an employee has been notified, unless the employee provides future service, in which case severance costs are expensed ratably over the future service period. Other restructuring costs are recognized when the liability is incurred. Costs associated with terminating a lease contract are recorded at the contract termination date, in accordance with contract terms, or on the cease-use date, net of estimated sublease income, if applicable. In determining the amount related to termination of a lease, various assumptions are used including the time period over which facilities will be vacant, expected sublease term and sublease rates. These assumptions may be adjusted upon the occurrence of future events. Asset impairment analyses resulting from restructuring events are performed in accordance with ASC subtopic 360-10, Property, Plant and Equipment. See above for our accounting policies on Property and Equipment, Long-lived Assets and Real Estate Held for Development and Sale. We recorded restructuring charges of $109.3 million and $9.5 million during the years ended December 31, 2010 and 2009, respectively (see Note 11).

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

We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in other income (expense) in the consolidated statements of operations.

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

Reclassifications: Certain reclassifications have been made to prior years consolidated financial statements and footnote disclosures to conform to current year presentation. These reclassifications did not have an impact on our previously reported net operating results.

Recently Issued Accounting Pronouncements:

Disclosures about Credit Quality of Financing Receivables
In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires additional disclosures about financing receivables. The financing receivables that are applicable to us are long-term notes receivable and retentions receivable that have a contractual maturity of one year or more. The new disclosures include a rollforward of the allowance for credit losses from the beginning of the reporting period to the end, as well as credit quality indicators of financing receivables, a description of our accounting policy and methodology used to estimate allowance for credit losses and an analysis of the age of past due financing receivables. This ASU is effective for us during the year ended 2010 and therefore we included the disclosures in Note 5. The adoption of this ASU had no impact on our consolidated financial statements and did not have a material impact on our disclosures.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Revisions in Estimates

Our profit recognition related to construction contracts is based on estimates of costs to complete each project. These estimates can vary in the normal course of business as projects progress and uncertainties are resolved. We do not recognize revenue on contract change orders or claims until we have a signed agreement; however, we do recognize costs as incurred and revisions to estimated total costs as soon as the obligation to perform is determined. Approved change orders and claims, as well as changes in related estimates of costs to complete, are considered revisions in estimates. We use the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. Under this option, revisions in estimates are accounted for in their entirety in the period of change. As of December 31, 2010, we had no revisions in estimates that are reasonably certain to impact future periods.

Construction

The net change in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit was a net increase of $3.9 million, $39.1 million and $24.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. These projects are summarized as follows (dollars in millions):

Increases
Years Ended December 31,	2010	2009	2008
Number of projects with upward estimate changes	6	22	15
Range of increase in gross profit from each project, net	$1.0 - 4.2	$1.0 - 7.0	$1.0 - 3.9
Increase on project profitability	$12.6	$48.9	$28.5

The increases in project profitability from revisions in estimates during the years ended December 31, 2010, 2009 and 2008 were due to the resolution of certain project uncertainties, higher productivity than originally estimated and settlement of outstanding issues with contract owners.

Decreases
Years Ended December 31,	2010	2009	2008
Number of projects with downward estimate changes	5	2	2
Range of reduction in gross profit from each project, net	$1.1 - 2.5	$2.4 - 7.4	$2.1 - 2.2
Decrease on project profitability	$(8.7)	$(9.8)	$(4.3)

The reduction in project profitability from revisions in estimates during the year ended December 31, 2010 was due to lower productivity than originally anticipated, disputed materials performance issues and rework costs to meet contract specifications. Three of the projects that had downward estimate changes were complete or substantially complete at December 31, 2010. The other two were 63.0% and 88.8% complete and when aggregated constituted 1.0% of Construction contract backlog as of December 31, 2010. The 2009 decrease was due to unanticipated costs, disputed materials performance issues and owner directed design and scope changes. The reductions in project profitability from revisions in estimates during the year ended December 31, 2008 were due to changes in productivity and quantity estimates, site conditions that differed from expectations and changes in cost expectations.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Large Project Construction

The net change in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit was a net increase of $6.0 million, $65.0 million and $71.0 million, including amounts attributable to noncontrolling interests of $2.6 million, $12.3 million and $16.0 million, for the years ended December 31, 2010, 2009 and 2008, respectively. These projects are summarized as follows (dollars in millions):

Increases
Years Ended December 31,	2010	2009	2008
Number of projects with upward estimate changes	6	14	9
Range of increase in gross profit from each project, net	$1.1 - 4.8	$1.0 - 19.8	$1.3 - 32.2
Increase on project profitability	$18.0	$68.4	$88.3

The increases in project profitability from revisions in estimates during the years ended December 31, 2010, 2009 and 2008 were due to the settlement of outstanding issues with various contract owners, resolution of project uncertainties and improved productivity on certain projects. The 2009 increases included a negotiated settlement of claims with the owner on a project in Pennsylvania for approximately $17.3 million. The 2008 increases included $32.2 million related to a significant claim associated with a large design/build project in southern California.

Decreases
Years Ended December 31,	2010	2009	2008
Number of projects with downward estimate changes	2	2	6
Range of reduction in gross profit from each project, net	$1.8 - 10.2	$1.3 - 2.1	$1.7 - 4.9
Decrease on project profitability	$(12.0)	$(3.4)	$(17.3)

The decreases in project profitability from revisions in estimates during the years ended December 31, 2010, 2009 and 2008 were due to resolution of project uncertainties, site conditions different than anticipated, issues with contract owners as well as job level productivity. The two projects that had downward estimate changes were 63.2% and 78.9% complete and when aggregated constituted 7.2% of Large Project Construction contract backlog as of December 31, 2010.

On a large highway project in mountainous terrain in Oregon, several hillsides have experienced unanticipated ground movement. In some locations, the ground movements have caused damage to completed portions of bridge structures. The Company and the project owner, the Oregon Department of Transportation, are monitoring developments in the affected areas to help determine what corrective work might be appropriate, and are engaged in the contractual dispute resolution process to determine which party bears the financial responsibility for the corrective work.  At this time, the Company cannot reasonably estimate the impact, if any, these developments may have on the projected financial results for this project. However, we have determined that it is unlikely that this dispute will be resolved before the 2012 construction season. Until the dispute is resolved, we will incur additional costs to maintain the job site. While we believe we are entitled to receive compensation for these additional costs, the contractual dispute resolution process will determine which party bears the financial responsibility for maintaining the job site. The decrease in gross profit from revisions in this project’s profitability was $10.2 million for the year ended December 31, 2010 and primarily related to additional costs to maintain the project site through the 2012 construction season.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Marketable Securities

The carrying amounts of marketable securities were as follows (in thousands):

December 31, 2010	Held-to-Maturity	Trading	Total
U.S. Government and agency obligations	$40,047	$-	$40,047
Commercial paper	33,971	-	33,971
Municipal bonds	10,896	-	10,896
Corporate bonds	10,122	-	10,122
Debt securities - mutual funds	-	14,411	14,411
Total short-term marketable securities	95,036	14,411	109,447
U.S. Government and agency obligations	30,618	-	30,618
Municipal bonds	3,641	-	3,641
Total long-term marketable securities	34,259	-	34,259
Total marketable securities	$129,295	$14,411	$143,706

December 31, 2009
U.S. Government and agency obligations	$14,508	$-	$14,508
Commercial paper	4,993	-	4,993
Municipal bonds	21,019	-	21,019
Debt securities - mutual funds	-	1,928	1,928
Total short-term marketable securities	40,520	1,928	42,448
U.S. Government and agency obligations	71,254	-	71,254
Municipal bonds	5,683	-	5,683
Total long-term marketable securities	76,937	-	76,937
Total marketable securities	$117,457	$1,928	$119,385

Scheduled maturities of held-to-maturity investments were as follows (in thousands):

December 31, 2010
Due within one year	$95,036
Due in one to five years	34,259
Total	$129,295

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Fair Value Measurement

The following tables summarize each class of assets and liabilities measured at fair value on a recurring basis (in thousands).

	Fair Value Measurement at Reporting Date Using
December 31, 2010	Level 11	Level 22	Level 33	Total
Cash equivalents
Money market funds	$226,009	$-	$-	$226,009
Trading securities
Debt securities - mutual funds	14,411	-	-	14,411
Total	$240,420	$-	$-	$240,420

December 31, 2009
Cash equivalents
Money market funds	$337,817	$-	$-	$337,817
Trading securities
Debt securities - mutual funds	1,928	-	-	1,928
Total	$339,745	$-	$-	$339,745

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

We believe the carrying values of receivables, other current assets, and other current liabilities approximate their fair values. The fair value of the senior notes payable was based on borrowing rates available to us for bank loans with similar terms, average maturities, and credit risk. The carrying amount and estimated fair value of senior notes payable were as follows (in thousands):

December 31,	2010	2009
Carrying amount:
Senior notes payable (including current maturities)	$225,000	$240,000

Fair value:
Senior notes payable (including current maturities)	$245,911	$249,159

As of December 31, 2010 and 2009, nonfinancial assets and liabilities measured at fair value on a nonrecurring basis consisted of our asset retirement obligations and assets that were written down to fair value in connection with our 2010 Enterprise Improvement Plan and 2009 organizational change. As of December 31, 2010 and 2009, fair value for these assets was measured using Level 3 inputs, which are unobservable inputs supported by little or no market activity and are significant to the fair value of the assets. Asset retirement obligations were initially measured at fair value using internal discount flow calculations based upon our estimates of future retirement costs - see Note 8 for details of the asset retirement balances as of December 31, 2010 and 2009. Fair value of the assets related to our Enterprise Improvement Plan and organizational change was determined based on a variety of factors that are further described in Note 1 under the Property and Equipment, Long-lived Assets and Real Estate Held for Development and Sale sections.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Receivables (in thousands)

December 31,	2010	2009
Construction contracts:
Completed and in progress	$121,664	$121,083
Retentions	96,333	96,887
Total construction contracts	217,997	217,970
Construction material sales	17,674	22,817
Other	11,612	43,382
Total gross receivables	247,283	284,169
Less: allowance for doubtful accounts	(3,297)	(3,917)
Total net receivables	$243,986	$280,252

Receivables include amounts billed and billable for public and private contracts and do not bear interest. The balances billed but not paid by customers pursuant to retainage provisions in construction contracts generally become due upon completion and acceptance of the contract by the owners. Retainage amounts of $96.3 million at December 31, 2010 are expected to be collected as follows: $60.2 million in 2011, $26.2 million in 2012 and $9.9 million in 2013. Included in other receivables at December 31, 2009 was $22.9 million for income tax receivables.

Revenue earned by Construction and Large Project Construction from federal, state and local government agencies was approximately $1.5 billion (83.3% of our total revenue) in 2010, $1.7 billion (85.6% of our total revenue) in 2009 and $2.1 billion (78.3% of our total revenue) in 2008. Revenue from the Maryland State Highway Administration represented $181.0 million (10.3% of our total revenue) in 2010, $119.8 million (6.1% of our total revenue) in 2009 and $98.8 million (3.4% of our total revenue) in 2008. Revenue from the California Department of Transportation represented $175.0 million (9.9% of our total revenue) in 2010, $234.0 million (11.9% of our total revenue) in 2009 and $257.9 million (9.6% of our total revenue) in 2008. At December 31, 2010 and 2009, no customer had a receivable balance in excess of 10% of our total net receivables.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires additional disclosures about financing receivables. Our financing receivables applicable to the new standard consist of long-term notes receivable and retentions receivable with a contractual maturity of one year or more.

Long-term notes receivable were $1.8 million and $2.8 million as of December 31, 2010 and 2009, respectively, and primarily related to loans made to employees or unconsolidated affiliates and were included in other noncurrent assets on our consolidated balance sheets.

We segregate our retention receivables into two categories; escrow and non-escrow. Of the total retention receivables balance of $96.3 million and $96.9 million as of December 31, 2010 and 2009, respectively, escrow retention receivables totaled $43.8 million and $44.3 million, respectively, and the remaining balance was non-escrow. The escrow receivables include amounts due to Granite which have been deposited into an escrow account and bear interest. Typically, escrow retention receivables are held until work on a project is complete and has been accepted by the owner who then releases those funds, along with accrued interest, to us. There is minimal risk of collection on these amounts.

Non-escrow retention receivables are amounts that the project owner has contractually withheld that will be paid upon owner acceptance of contract completion. We evaluate our non-escrow retention receivables based on customer characteristics as follows:

●
Federal – includes federal agencies such as the Bureau of Reclamation, the Army Corp of Engineers, and the Bureau of Indian Affairs. The obligations of these agencies are backed by the federal government. Consequently there is minimal risk of collection for these accounts.

●
State – primarily state departments of transportation.  The risk of collection for these accounts is small; however, we have experienced occasional delays in payment as states have struggled with budget issues.

●
Local – these customers include local agencies such as cities, counties and other local municipalities. The risk of collection for these accounts is small; however, we have experienced occasional delays in payment as agencies have struggled to deal with state and local budget issues.

●
Private – includes individuals, developers and corporations.  The majority of our collection risk is associated with these customers. We perform ongoing credit evaluations of our customers and generally do not require collateral, although the law provides us the ability to file mechanics’ liens on real property improved for private customers in the event of non-payment by such customers.

The following table summarizes the amount of our non-escrow retention receivables within each category (in thousands):

December 31,	2010	2009
Federal	$3,080	$1,116
State	9,507	11,600
Local	29,451	27,802
Private	10,454	12,113
Total	$52,492	$52,631

We regularly review our accounts receivable to determine their probability of collection. If it is determined probable that an amount is uncollectible, it is charged to bad debt expense and a corresponding reserve is established in allowance for doubtful accounts. If it is deemed certain that an amount is uncollectible, the amount is written off. Based on contract terms, non-escrow retention receivables are typically due within 60 days of owner acceptance of contract completion. We consider retention amounts beyond 60 days of owner acceptance of contract completion to be past due.  The following table presents the aging of our non-escrow retention (in thousands):

December 31, 2010	Current	0 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$2,587	$174	$319	$3,080
State	4,443	628	4,436	9,507
Local	22,641	2,800	4,010	29,451
Private	9,243	175	1,036	10,454
Total	$38,914	$3,777	$9,801	$52,492

December 31, 2009
Federal	$213	$88	$815	$1,116
State	4,643	783	6,174	11,600
Local	15,730	1,772	10,300	27,802
Private	9,772	-	2,341	12,113
Total	$30,358	$2,643	$19,630	$52,631

Federal, state and local agencies generally require several approvals to release retention that often take over 90 days past contractual due dates to obtain. Amounts past due related to these government agencies primarily relate to paperwork processing and obtaining proper agency approvals rather than lack of funds. We continually assess non-escrow retention past due balances for collectibility. As of December 31, 2010 and 2009 our allowance for doubtful accounts contained no provision related to non-escrow retention past due as we determined through our assessment of these amounts that there were no significant collectibility issues.

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

At December 31, 2010, there was approximately $1.8 billion of construction revenue to be recognized on unconsolidated construction joint venture contracts of which $619.6 million represented our share and the remaining $1.2 billion represented our partners’ share. We are not able to estimate other amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partner’s corporate and/or other guarantees.

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

As discussed in Note 1, effective in 2010 we adopted an accounting standard that provides a new approach for determining a VIE’s primary beneficiary and requires continual evaluation of the primary beneficiary. The factors we consider in determining whether we are a construction joint venture’s primary beneficiary include the decision making authority of each partner, which partner manages the day-to-day operations of the project and the amount of our equity investment in relation to that of our partners. The adoption of the new accounting standard resulted in the consolidation of one construction joint venture in our consolidated financial statements on March 31, 2010 that was previously reported on a pro rata basis. This consolidation resulted in increases of $2.4 million in assets, $1.7 million in liabilities and $0.8 million in noncontrolling interests in our consolidated financial statements.

As part of our ongoing primary beneficiary evaluations, we determined that decision making responsibility was shared between the venture partners for one joint venture. Therefore, this joint venture did not have an identifiable primary beneficiary partner and we continue to report the pro rata results. All other joint ventures were assigned one primary beneficiary partner.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Construction Joint Ventures

The carrying amounts and classification of assets and liabilities of construction joint ventures we are required to consolidate are included in our consolidated financial statements as follows (in thousands):

December 31,	2010	2009
Cash and cash equivalents	$109,380	$122,438
Other current assets	5,312	3,220
Total current assets	114,692	125,658
Noncurrent assets	2,561	1,443
Total assets1	$117,253	$127,101

Accounts payable	$33,078	$23,057
Billings in excess of costs and estimated earnings	46,475	69,354
Accrued expenses and other current liabilities	11,633	11,834
Total current liabilities	91,186	104,245
Noncurrent liabilities	3	3
Total liabilities1	$91,189	$104,248

1The assets and liabilities of each joint venture relate solely to that joint venture. The decision to distribute joint venture cash and assets must generally be made jointly by all of the partners and, accordingly, these cash and assets generally are not available for the working capital needs of Granite.

At December 31, 2010, we were engaged in three active consolidated construction joint venture projects with total contract values ranging from $221.5 million to $475.2 million. Our proportionate share of the equity in these joint ventures was between 45.0% and 60.0%.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unconsolidated Construction Joint Ventures

We account for our share of construction joint ventures that we are not required to consolidate on a pro rata basis in the consolidated statements of operations and as a single line item on the consolidated balance sheets. As of December 31, 2010, these unconsolidated joint ventures were engaged in nine active construction projects with total contract values ranging from $54.2 million to $965.7 million. Our proportionate share of the equity in these unconsolidated joint ventures ranged from 20.0% to 42.5%.

Following is summary financial information related to unconsolidated construction joint ventures (in thousands):

December 31,	2010	2009
Assets:
Total	$531,319	$337,959
Less partners’ interest	324,485	219,777
Granite’s interest	206,834	118,182
Liabilities:
Total	364,253	168,114
Less partners’ interest	232,135	117,625
Granite’s interest	132,118	50,489
Equity in construction joint ventures	$74,716	$67,693

Years ended December 31,	2010	2009	2008
Revenue:
Total	$604,209	$420,190	$539,898
Less partners’ interest	414,905	316,984	420,473
Granite’s interest	189,304	103,206	119,425
Cost of revenue:
Total	550,170	382,665	505,733
Less partners’ interest	372,774	287,244	393,150
Granite’s interest	177,396	95,421	112,583
Granite’s interest in gross profit	$11,908	$7,785	$6,842

Line Item Joint Ventures

The revenue for each line item joint venture partner’s discrete items of work is defined in the contract with the project owner and each venture partner bears the profitability risk associated with its own work. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We account for our portion of these contracts as project revenues and costs in our accounting system and include receivables and payables associated with our work in our consolidated financial statements. As of December 31, 2010, we had two active line item joint venture construction projects with a total contract value of $51.9 million and $148.5 million of which our portion was $21.0 million and $67.5 million, respectively. As of December 31, 2010, we had approximately $21.0 million and $12.8 million of revenue remaining to be recognized on these projects, respectively.

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

GLC routinely assists its real estate entities in securing debt financing from various sources. The amount of financial support to be provided by GLC to consolidated VIEs was increased by $13.5 million in 2010 and by $8.8 million in 2009 as a result of changes in the entities’ business plans. These amounts represent additional financial support in the form of current or future cash contributions to the consolidated entities, beyond what GLC had previously committed to provide. As of December 31, 2010, we had contributed $15.6 million of the total increased commitment of $22.3 million to the consolidated entities.

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

During the year ended December 31, 2010, we recorded impairment charges on approximately one-third of our real estate investments related to the implementation of our Enterprise Improvement Plan, which calls for the divestiture of our real estate investment business over the next three years subject to market conditions. The Enterprise Improvement Plan required changes in the business plans of certain real estate projects to reduce capital expenditures, shorten development timelines, and revise marketing plans for the projects thus reducing their estimated future cash flows. Impairment charges related to these projects totaled $86.3 million, of which approximately $20.0 million was attributable to noncontrolling interests, and were included in restructuring charges on our consolidated statement of operations (see Note 11).

Additionally, an evaluation of entitlement status, market conditions, existing offers to purchase, cost of construction, debt load, development schedule, status of joint venture partners and other factors specific to the remainder of our real estate projects, resulted in impairment charges of $0.8 million during the year ended December 31, 2010. These charges were recorded in cost of revenue of our Real Estate segment in our consolidated statement of operations. During the years ended December 31, 2009 and 2008, we recognized impairment charges of $1.7 million and $4.5 million, respectively which were recorded in cost of revenue of our Real Estate segment in our consolidated statements of operations. These impairments were due to changes in sales and pricing projections that reduced the assets to their estimated fair value.

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Real Estate Entities

The carrying amounts and classification of assets and liabilities of real estate entities we are required to consolidate are included in our consolidated financial statements as follows (in thousands):

December 31,	2010	2009
Real estate held for development and sale	$75,716	$139,449
Other current assets	2,453	5,477
Total current assets	78,169	144,926
Property and equipment, net	3,771	14,905
Other noncurrent assets	1,095	11,989
Total assets	$83,035	$171,820

Current maturities of non-recourse debt	$29,760	$43,961
Other current liabilities	2,619	5,845
Total current liabilities	32,379	49,806
Long-term non-recourse debt	25,337	19,485
Other noncurrent liabilities	404	553
Total liabilities	$58,120	$69,844

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Included in current assets on our consolidated balance sheets is real estate held for development and sale. The breakdown by type and location of our real estate held for development and sale is summarized below (dollars in thousands):

December 31,	2010		2009
	Amount	Number of Projects	Amount	Number of Projects
Residential	$55,289	5	$121,101	6
Commercial	20,427	5	18,348	3
Total	$75,716	10	$139,449	9

Washington	$44,598	2	$80,703	2
California	13,437	6	20,848	5
Oregon	8,822	1	29,280	1
Texas	8,859	1	8,618	1
Total	$75,716	10	$139,449	9

Investments in Affiliates

We account for our share of unconsolidated real estate entities in which we have determined we are not the primary beneficiary in other income in the consolidated statements of operations and as a single line item on our consolidated balance sheets as Investments in Affiliates. At December 31, 2010, these entities were engaged in real estate development projects with total assets ranging from approximately $3.0 million to $50.5 million. Our proportionate share of the operating results of these entities varies depending on the ultimate profitability of the entities.

Additionally, we have investments in non-real estate affiliates that are accounted for using the equity method. The most significant of these investments is a 50% interest in a limited liability company which owns and operates an asphalt terminal in Nevada.

During the year ended December 31, 2010, we entered into an agreement with a corporation that designs and manufactures power generation equipment to create a limited liability company whose purpose is to develop and construct power generation facilities in the western United States. Our investment in the newly formed limited liability company as of December 31, 2010 was $1.6 million. Our share of profits and losses will vary depending on the operating results of the company. Although the company is a VIE, we are not the primary beneficiary and, accordingly, we account for it as an equity method investment in other affiliates.

We also have a cost method investment of $6.4 million as of December 31, 2010 that represents a 3.6% interest in the preferred stock of a corporation that designs and manufactures power generation equipment.

 GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our investments in affiliates balance consists of the following (in thousands):

December 31,	2010	2009
Equity method investments in real estate affiliates1	$12,128	$13,701
Equity method investments in other affiliates1	12,882	10,943
Total equity method investments	25,010	24,644
Cost method investments	6,400	-
Total investments in affiliates	$31,410	$24,644

1A reclassification of an investment between these categories has been made to prior year amounts to conform to current year presentation. This reclassification did not have a significant impact on our previously reported footnote disclosure.

The breakdown by type and location of our interests in real estate ventures is summarized below (dollars in thousands):

December 31,	2010		2009
	Amount	Number of Projects	Amount	Number of Projects
Residential	$9,029	2	$8,759	2
Commercial	3,099	3	4,942	3
Total	$12,128	5	$13,701	5

Texas	$12,128	5	$13,701	5
Total	$12,128	5	$13,701	5

 GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined 100% basis (in thousands):

December 31,	2010	2009
Current assets	$79,223	$34,108
Long-term assets	77,645	135,217
Total assets	156,868	169,325
Current liabilities	6,108	4,671
Long-term liabilities	66,392	79,715
Total liabilities	72,500	84,386
Net assets	$84,368	$84,939
Granite’s share of net assets	$25,010	$24,644

The following table provides summarized statement of operations information for our affiliates accounted for under the equity method on a combined 100% basis (in thousands):

Years Ended December 31,	2010	2009	2008
Revenue	$36,249	$64,956	$57,225
Gross profit	9,239	21,905	6,372
(Loss) income before taxes	(5,026)	13,508	(3,813)
Net (loss) income	(5,026)	13,508	(3,813)
Granite’s interest in affiliates’ net income (loss)	$756	$7,696	$(1,058)

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Property and Equipment, Net (in thousands)

December 31,	2010	2009
Land and land improvements	$120,342	$126,162
Quarry property	174,231	160,618
Buildings and leasehold improvements	85,655	96,725
Equipment and vehicles	778,443	829,195
Office furniture and equipment	42,509	38,096
Property and equipment	1,201,180	1,250,796
Less: accumulated depreciation and depletion	727,573	730,018
Property and equipment, net	$473,607	$520,778

Depreciation and depletion expense for the years ended December 31, 2010, 2009 and 2008 was $64.9 million, $74.7 million and $84.1 million, respectively. We capitalized interest costs related to certain self-constructed assets of $8.1 million in 2010 and $10.1 million in 2009.

We have recorded liabilities associated with our legally required obligations to reclaim owned and leased quarry property and related facilities. As of December 31, 2010 and 2009, approximately $5.6 million and $3.1 million, respectively, of our asset retirement obligations are included in accrued expenses and other current liabilities and approximately $17.3 million and $16.6 million, respectively, are included in other long-term liabilities on our consolidated balance sheets.

The following is a reconciliation of these asset retirement obligations (in thousands):

December 31,	2010	2009
Beginning balance	$19,715	$21,627
Revisions to estimates	1,327	(1,210)
Liabilities incurred	1,217	777
Liabilities settled	(628)	(2,675)
Accretion	1,269	1,196
Ending balance	$22,900	$19,715

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Intangible Assets

The balances of the following intangible assets are included in other noncurrent assets on our consolidated balance sheets (in thousands):

Indefinite-lived Intangible Assets:
December 31,	2010	2009
Goodwill1	$9,900	$9,900
Use rights and other	1,319	1,319
Total unamortized intangible assets	$11,219	$11,219

1Goodwill for all periods presented primarily relates to our Construction segment.

Amortized Intangible Assets:
December 31, 2010	Gross Value	Accumulated Amortization	Net Value
Permits	$29,713	$(6,100)	$23,613
Customer lists	2,198	(1,715)	483
Covenants not to compete	1,588	(1,325)	263
Other	871	(432)	439
Total amortized intangible assets	$34,370	$(9,572)	$24,798

December 31, 2009
Permits	$33,582	$(5,151)	$28,431
Customer lists	2,198	(1,399)	799
Covenants not to compete	1,588	(1,106)	482
Other	1,082	(478)	604
Total amortized intangible assets	$38,450	$(8,134)	$30,316

Amortization expense related to these intangible assets for the years ended December 31, 2010, 2009 and 2008 was $2.4 million, $3.0 million and $3.4 million, respectively. Based on the amortized intangible assets net value at December 31, 2010, amortization expense expected to be recorded in the future is as follows: $2.0 million in 2011, $1.9 million in 2012, $1.6 million in 2013, $1.5 million in 2014, $1.5 million in 2015 and $16.3 million thereafter.

10. Accrued Expenses and Other Current Liabilities (in thousands)

December 31,	2010	2009
Payroll and related employee benefits	$32,209	$46,313
Accrued insurance	29,253	31,876
Performance guarantees	32,314	26,261
Loss job reserves	10,082	11,693
Other	46,915	43,700
Total	$150,773	$159,843

Performance guarantees relate to our construction joint venture partnerships in which we have contract provisions for joint and several liability related to the performance of the joint ventures. Under these arrangements, we would be required to perform in the event our partners are not able to complete their portion of the construction contract.

  GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Restructuring Charges

In 2009, we began lowering expenses to remain competitive in a recessionary environment and to focus on our core business. As part of this effort, we incurred restructuring charges in 2009 related to an organizational change designed to increase operational efficiency. Included in the charges were amounts associated with a reduction in force and an impairment charge related to certain plant facilities in the Northwest.

In October 2010 we announced our Enterprise Improvement Plan that includes continued actions to reduce our cost structure, enhance operating efficiencies and strengthen our business to achieve long-term profitable growth. As a result of the Enterprise Improvement Plan, we incurred restructuring charges during the fourth quarter of 2010. These charges were related to additional workforce reductions as well as real estate and fixed asset impairment charges associated with new business plans to orderly divest of our real estate investment business and our strategy to focus on our core business. Included in selling, general and administrative expenses on our condensed consolidated statement of operations for the quarter ended September 30, 2010 was $2.0 million associated with a reduction in force that has been reclassified to restructuring charges to conform to current period presentation.

The following table presents the components of restructuring charges during the respective periods (in thousands):

Years ended December 31,	2010	2009	2008
Impairment charges associated with our real estate investments	$86,341	$-	$-
Severance costs	12,635	6,943	-
Impairment charges on assets held-for-sale or abandoned	7,521	1,449	-
Lease termination costs, net of estimated sublease income	2,782	1,061	-
Total	$109,279	$9,453	$-

The impairment charges associated with our real estate investments were related to the write-down to fair value of approximately one-third of the projects of our Real Estate segment. Fair value was determined based on a variety factors as discussed in Note 1. The write-down was a result of business plan changes to certain real estate projects due to the implementation of our Enterprise Improvement Plan, which calls for the divestiture of our real estate investment business over the next three years subject to market conditions. The Enterprise Improvement Plan required revisions to the business plans of certain real estate investments to reduce capital expenditures, shorten development timelines, and revise marketing plans thus reducing their estimated future cash inflows. The write-down primarily affected projects that were included in real estate held for development and sale on our consolidated balance sheet. The portion of the impairment charges associated with our real estate business attributable to noncontrolling interests was approximately $20.0 million for the year ended December 31, 2010.

During 2010, the impairment charges associated with assets held-for-sale and abandonment were primarily related to asset write-downs to fair value of our Construction Materials segment and included $4.2 million and $3.2 million in charges related to property and equipment and intangible assets, respectively. The assets were written down to fair value, which is estimated by a variety of factors including, but not limited to, comparative market data, historical sales prices, broker quotes and third party valuations. The fair value of the assets held-for-sale was $1.9 million as of December 31, 2010 and was included in property and equipment, net on our consolidated balance sheet.

The severance costs were associated with planned reductions in salaried positions that affected approximately 17% and 10% of our salaried workforce during the years ended December 31, 2010 and 2009, respectively. The impairment charges due to assets held-for-sale and abandonment were related to the consolidation and closure of certain facilities and primarily represented asset write-downs in our Construction Materials segment.

  GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables summarize the components of the restructuring accrual for the periods presented (in thousands):

	Workforce Reduction Severance	Facility Consolidation / Closure	Real Estate	Total
Balance at December 31, 2009	$1,910	$1,061	$-	$2,971
Costs incurred and charged to expense	12,635	10,303	86,341	109,279
Cash paid	(13,644)	(639)	-	(14,283)
Impairment charges	-	(7,521)	(86,341)	(93,862)
Balance at December 31, 2010	$901	$3,204	$-	$4,105

	Workforce Reduction Severance	Facility Consolidation / Closure	Real Estate	Total
Balance at December 31, 2008	$-	$-	$-	$-
Costs incurred and charged to expense	6,943	2,510	-	9,453
Cash paid	(5,033)	-	-	(5,033)
Impairment charges	-	(1,449)	-	(1,449)
Balance at December 31, 2009	$1,910	$1,061	$-	$2,971

As of December 31, 2010, approximately $1.6 million in accrued restructuring costs were included in current liabilities on our consolidated balance sheet, which consisted of $0.9 million for severance costs and $0.7 million associated with the facility consolidation and closure costs. In addition, as of December 31, 2010, approximately $2.5 million was included in long-term liabilities on our consolidated balance sheet, which consisted entirely of facility consolidation and closure costs. As of December 31, 2009, approximately $2.1 million in accrued restructuring costs were included in current liabilities on our consolidated balance sheet, which consisted of $1.9 million for severance costs and $0.2 million associated with the facility consolidation and closure costs. The entire $2.1 million was paid in 2010. In addition, as of December 31, 2009, approximately $0.9 million was included in long-term liabilities on our consolidated balance sheet, which consisted entirely of facility consolidation and closure costs.

During 2011 and beyond we expect to record between $2.0 million and $15.0 million of restructuring charges, primarily related to additional consolidation efforts and assets to be held-for-sale as part of our Enterprise Improvement Plan. The ultimate amount and timing of future restructuring charges is subject to our ability to negotiate sales of certain assets at prices acceptable to us.

  GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Long-Term Debt and Credit Arrangements (in thousands)

December 31,	2010	2009
Senior notes payable	$225,000	$240,000
Mortgages payable	55,300	63,666
Other notes payable	170	-
Total debt	280,470	303,666
Less current maturities	38,119	58,978
Total long-term debt	$242,351	$244,688

The aggregate minimum principal maturities of long-term debt for each of the five years following December 31, 2010 are as follows (in millions): 2011 - $38.1; 2012 - $24.9; 2013 - $8.6; 2014 - $0.2; 2015 - $44.0; and beyond 2016 - $164.7.

Senior Notes Payable

As of December 31, 2010, senior notes payable in the amount of $25.0 million were due to a group of institutional holders in nine equal annual installments which began in 2005 and bear interest at 6.96% per annum. The most significant covenants under the terms of the related agreement require the maintenance of a minimum Consolidated Net Worth, the calculations and terms of which are defined by the related agreement. As of December 31, 2010 and pursuant to the definitions in the note agreement, our Consolidated Net Worth was $761.0 million, which exceeded the minimum of $656.4 million.

In addition, as of December 31, 2010, senior notes payable in the amount of $200.0 million were due to a second group of institutional holders in five equal annual installments beginning in 2015 and bear interest at 6.11% per annum. The most significant covenants under the terms of the related agreement require the maintenance of a minimum Consolidated Net Worth, the calculations and terms of which are defined by the related agreement. As of December 31, 2010 and pursuant to the definitions in the note agreement, our Consolidated Net Worth was $761.0 million, which exceeded the minimum of $667.3 million.

Real Estate Mortgages

A significant portion of our real estate held for development and sale is subject to mortgage indebtedness. These notes are collateralized by the properties purchased and bear interest at 3.75% to 9.5% per annum with principal and interest payable in installments through 2019. The carrying amount of properties pledged as collateral was approximately $77.4 million at December 31, 2010. All of this indebtedness is non-recourse to Granite, but is recourse to the real estate entities that incurred the indebtedness. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entities to repay portions of the debt. During the year ended December 31, 2010, we provided additional funding of $4.2 million to these real estate entities to facilitate mortgage refinancing. As of December 31, 2010, the principal amount of debt of our real estate entities secured by mortgages was $55.1 million, of which $29.8 million was included in current liabilities and $25.3 million was included in long-term liabilities on our consolidated balance sheet.

  GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Credit Agreement

On December 23, 2010 we amended our credit agreement (the “Amended Credit Agreement”), which provides for a committed, secured revolving credit facility of $100.0 million, with a sublimit for letters of credit of $50.0 million. Borrowings under the Amended Credit Agreement bear interest at LIBOR plus an applicable margin based upon certain financial ratios calculated quarterly. LIBOR varies based on the applicable loan term. The applicable margin is based upon certain financial ratios calculated quarterly and was 3.0% at December 31, 2010. Accordingly, the effective interest rate was between 3.3% and 3.8% at December 31, 2010. Our obligations under the Amended Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on substantially all of the assets of Granite Construction Incorporated  and our subsidiaries that are guarantors or co-borrowers under the Amended Credit Agreement, excluding any owned or leased real property subject to an existing mortgage. At December 31, 2010, there were no revolving loans outstanding under the Amended Credit Agreement, but there were standby letters of credit totaling approximately $3.2 million. The letters of credit will expire between March and October 2011. These letters of credit will be replaced upon expiration.

The most significant restrictive covenants under the terms of our Amended Credit Agreement require the maintenance of a minimum Consolidated Tangible Net Worth, a minimum Consolidated Interest Coverage Ratio and a maximum Adjusted Consolidated Leverage Ratio, the calculations and terms of which are defined by Amendment No. 1 of the Credit Agreement. As of December 31, 2010 and pursuant to the definitions in the Amended Credit Agreement, our Consolidated Tangible Net Worth was $740.1 million, which exceeded the minimum of $629.1 million, the Consolidated Interest Coverage Ratio was 6.00, which exceeded the minimum of 4.00 and the Adjusted Consolidated Leverage Ratio was 2.57, which did not exceed the maximum of 4.25. The maximum Adjusted Consolidated Leverage Ratio decreases to 4.00 for the quarters ending March 31, 2011 through September 30, 2011, and decreases in 0.25 increments until it reaches 3.00 for the quarter ending March 31, 2013.

Covenants and Events of Default

Our debt and credit agreements require us to comply with various affirmative, restrictive and financial covenants, including the financial covenants described above. Our failure to comply with any of these covenants, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the applicable agreements.  Under certain circumstances, the occurrence of an event of default under one of our debt or credit agreements (or the acceleration of the maturity of the indebtedness under one of our agreements) may constitute an event of default under one or more of our other debt or credit agreements. Default under our debt and credit agreements could result in (1) us no longer being entitled to borrow under the agreements, (2) termination of the agreements, (3) the requirement that any letters of credit under the agreements be cash collateralized, (4) acceleration of the maturity of outstanding indebtedness under the agreements and (5) foreclosure on any collateral securing the obligations under the agreements.

Except as noted below, as of December 31, 2010, we were in compliance with the covenants contained in our debt agreements related to our consolidated real estate entities, and we are not aware of any material non-compliance by any of our unconsolidated entities with the covenants contained in their debt agreements.  At December 31, 2010, two of our consolidated real estate entities were in default under certain debt agreements as a result of their failure to make timely required principal and/or interest payments.  Subsequent to December 31, 2010, an additional consolidated real estate entity and one of our unconsolidated real estate entities defaulted under certain debt agreements as a result of failure to make timely required principal and/or interest payments.  Defaults under the debt agreements of two of our consolidated real estate entities and defaults under the debt agreements with two of our lenders at the third consolidated real estate entity have subsequently been cured.  Although each affected loan is non-recourse to Granite, under certain circumstances defaults under the relevant debt agreements result in cross-defaults under other debt agreements which Granite is the obligor.

Except as noted below, as of December 31, 2010, we were in compliance with the covenants contained in our senior note agreements and Amended Credit Agreement.  At December 31, 2010, we were in default with respect to obligations under the debt agreements governing our senior notes and our Amended Credit Agreement due to cross-default provisions triggered by defaults under certain debt agreements of our consolidated real estate entities.  As of February 15, 2011, we were no longer in default of our senior note agreements and Amended Credit Agreement as a result of curing defaults under certain debt agreements related to our consolidated real estate entities and providing the related notices.

We are currently in discussions with lenders related to the remaining defaulted debt of our real estate entities to revise the terms of the agreements to allow for an orderly divesture of the real estate assets which serve as security for the loans.  While there can be no guarantee that these discussions will be successful, we have the ability to cure these defaults such that cross-default provisions in our senior note agreements and Amended Credit Agreement are not triggered.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Employee Benefit Plans

Profit Sharing and 401(k) Plan: The Profit Sharing and 401(k) Plan (“the Plan”) is a defined contribution plan covering all employees except employees covered by collective bargaining agreements and employees of our consolidated construction joint ventures. Each employee can elect to have up to 50% of gross pay, not to exceed $16,500, contributed to the Plan on a before-tax basis. Our 401(k) matching contributions can be up to 6% of an employee’s gross pay and are available at the discretion of the Board of Directors. Profit sharing contributions from the Company may be made to the Plan in an amount determined by the Board of Directors. Our 401(k) matching contributions to the Plan for the years ended December 31, 2010, 2009 and 2008 were $9.0 million, $9.9 million and $11.0 million, respectively. We made no profit sharing contributions during the years ended December 31, 2010, 2009 and 2008.

Effective April 1, 2008, certain prior Wilder employees became eligible for the Profit Sharing and 401(k) Plan. Prior to April 1, 2008, Wilder provided a 401(k) Plan covering all of its employees. Effective January 1, 2009, the Wilder 401(k) Plan was merged into the Profit Sharing and 401(k) Plan and no contributions were made to the former Wilder 401(k) plan during 2009. Wilder’s contributions under these plans totaled approximately $1.7 million in the year ended December 31, 2008.

Non-Qualified Deferred Compensation Plan: We offer a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of our highly compensated employees. The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan and provides for a company matching contribution. In October 2008, a Rabbi Trust was established to fund our NQDC Plan obligation. The Rabbi Trust will be funded with historical deferrals over a four year period, which began on October 1, 2008. Effective October 2008, all new participant deferrals were transferred to the trust. The assets held by the Rabbi Trust at December 31, 2010 are substantially in the form of company owned life insurance. As of December 31, 2010, there were approximately 58 active participants in the NQDC Plan. NQDC Plan obligations were $28.4 million as of December 31, 2010 and $28.5 million as of December 31, 2009.

Other: Two of our wholly owned subsidiaries, Granite Construction Company and Granite Construction Northeast, Inc. (formerly Granite Halmar Construction Company, Inc.) also contribute to various multi-employer pension plans on behalf of union employees. Under the Employee Retirement Income Security Act, a contributor to a multi-employer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. We currently have no intention of withdrawing from any of the multi-employer pension plans in which we participate. Contributions to these plans for the years ended December 31, 2010, 2009 and 2008 were $20.3 million, $20.2 million and $21.4 million, respectively.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. Shareholders’ Equity

Stock-based Compensation: We maintain our Amended and Restated 1999 Equity Incentive Plan which provides for the issuance of restricted stock, restricted stock units and stock options to eligible employees and to members of our Board of Directors. As of December 31, 2010 no stock options had been issued to employees. A total of 4,250,000 shares of our common stock have been reserved for issuance of which approximately 1,325,418 remained available as of December 31, 2010.

Restricted Stock: As noted above, restricted stock can be issued to eligible employees and members of our Board of Directors. Restricted stock is issued for services to be rendered and may not be sold, transferred or pledged for such a period as determined by our Compensation Committee. Restricted stock compensation cost is measured at our common stock’s fair value based on the market price at the date of grant. We recognize compensation cost only for restricted stock that will ultimately vest. We estimate the number of shares that will ultimately vest at each grant date based on our historical experience and adjust compensation cost based on changes in those estimates over time.

Restricted stock compensation cost is recognized ratably over the shorter of the vesting period (generally three to five years) or the period from grant date to the first maturity date after the holder reaches age 62 and has completed certain specified years of service, when all restricted stock becomes fully vested. Vesting of restricted stock is not subject to any market or performance conditions and vesting provisions are at the discretion of the Compensation Committee. An employee may not sell or otherwise transfer unvested stock and, in the event employment is terminated prior to the end of the vesting period, any unvested stock are surrendered to us. We have no obligation to purchase restricted stock.

A summary of the changes in our restricted stock during the years ended December 31, 2010, 2009 and 2008 is as follows (shares in thousands):

December 31,	2010		2009		2008
	Shares	Weighted-Average Grant-Date Fair Value per Share	Shares	Weighted-Average Grant-Date Fair Value per Share	Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding, beginning balance	991	$40.31	830	$37.83	807	$35.62
Granted	285	28.30	504	40.42	284	30.73
Vested	(350)	36.16	(277)	33.22	(224)	20.75
Forfeited	(71)	37.62	(66)	41.29	(37)	38.37
Outstanding, ending balance	855	$38.23	991	$40.31	830	$37.83

Compensation cost related to restricted stock was approximately $13.0 million ($7.7 million net of tax), $10.8 million ($7.8 million net of tax) and $7.0 million ($5.0 million net of tax) for the years ended December 31, 2010, 2009 and 2008, respectively. The grant date fair value of restricted stock vested during the years ended December 31, 2010, 2009 and 2008 was approximately $12.7 million, $9.2 million and $4.6 million, respectively. As of December 31, 2010 there was $16.4 million of unrecognized compensation cost related to restricted stock which will be recognized over a remaining weighted-average period of 1.0 year.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Options and Restricted Stock Units: In 2010, restricted stock units were granted to a select group of employees and to our Board of Directors and no stock options were granted. These grants did not have a material impact on our financial statements. As of December 31, 2010, there were 217,515 restricted stock units outstanding and 33,210 options outstanding. Beginning in 2011, the Company expects that restricted stock units will be issued to eligible employees in lieu of restricted stock.

Employee Stock Ownership Plan: Effective January 1, 2007, our Employee Stock Ownership Plan (“ESOP”) was amended to effectively freeze the plan. Under the amended plan, no new participants were added and no further contributions were made for the years ended December 2010, 2009 and 2008. As of December 31, 2010 the ESOP owned 3,553,200 shares of our common stock. Dividends on shares held by the ESOP are charged to retained earnings and all shares held by the ESOP are treated as outstanding in computing our earnings per share.

Employee Stock Purchase Plan: In 2010, our Board of Directors approved the Employee Stock Purchase Plan (“ESPP”). Effective January 1, 2011, our ESPP allows qualifying employees to purchase shares of our common stock through payroll deductions of up to 15% of their compensation, subject to Internal Revenue Code limitations, at a price of 95% of the fair market value as of the end of each of the six-month offering periods. The offering periods commence on May 15 and November 15 of each year, except for the first offering period, which commenced on January 15, 2011.

Share Purchase Program: In 2007, our Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion. Under this purchase program, the Company may purchase shares from time to time on the open market or in private transactions. The specific timing and amount of purchases will vary based on market conditions, securities law limitations and other factors. The share purchase program may be suspended or discontinued at any time without prior notice. The purchase price of our common stock purchased and retired in excess of par value is allocated between additional paid-in capital and retained earnings. During 2010 and 2009, we did not purchase shares under the share purchase program and during 2008, we purchased and retired 1.4 million shares of our common stock for $43.2 million. At December 31, 2010, $64.1 million of the $200.0 million authorization was available for additional share purchases.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. Weighted Average Shares Outstanding

A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net (loss) income per share in the accompanying consolidated statements of operations is as follows (in thousands):

Years Ended December 31,	2010	2009	2008
Weighted average shares outstanding:
Weighted average common stock outstanding	38,750	38,584	38,430
Less: weighted average unvested restricted stock outstanding	930	1,018	824
Total basic weighted average shares outstanding	37,820	37,566	37,606
Diluted weighted average shares outstanding:
Weighted average common stock outstanding, basic	37,820	37,566	37,606
Effect of dilutive securities:
Common stock options and units1	-	117	103
Total weighted average shares outstanding assuming dilution	37,820	37,683	37,709

1Due to the net loss for the year ended December 31, 2010, stock options and units representing 161 shares have been excluded from the number of shares used in calculating diluted loss per share for that period, as their inclusion would be antidilutive.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16. Earnings Per Share

We calculate earnings per share (“EPS”) under the two-class method by allocating earnings to both common shares and unvested restricted stock which are considered participating securities. However, net losses are not allocated to participating securities for purposes of computing EPS under the two-class method. The following is a reconciliation of net (loss) income attributable to Granite and related weighted average shares of common stock outstanding for purposes of calculating basic and diluted net (loss) income per share using the two-class method (in thousands, except per share amounts):

Years Ended December 31,	2010	2009	2008
Basic
Numerator:
Net (loss) income attributable to Granite	$(58,983)	$73,500	$122,404
Less: net income allocated to participating securities	-	1,921	2,607
Net (loss) income allocated to common shareholders for basic calculation	$(58,983)	$71,579	$119,797
Denominator:
Weighted average common shares outstanding, basic	37,820	37,566	37,606

Net (loss) income per share, basic	$(1.56)	$1.91	$3.19

Diluted
Numerator:
Net (loss) income attributable to Granite	$(58,983)	$73,500	$122,404
Less: net income allocated to participating securities	-	1,915	2,600
Net (loss) income allocated to common shareholders for diluted calculation	$(58,983)	$71,585	$119,804
Denominator:
Weighted average common shares outstanding, diluted	37,820	37,683	37,709

Net (loss) income per share, diluted	$(1.56)	$1.90	$3.18

17. Comprehensive (Loss) Income

The components of comprehensive (loss) income are as follows (in thousands):

Years Ended December 31,	2010	2009	2008
Net (loss) income	$(62,448)	$100,201	$165,738
Amount attributable to noncontrolling interests	3,465	(26,701)	(43,334)
Net (loss) income attributable to Granite	(58,983)	73,500	122,404
Other comprehensive income (loss):
Changes in unrealized gain (loss) on investments	-	238	(2,042)
Tax (provision) benefit on unrealized gains and losses	-	(92)	798
Total comprehensive (loss) income attributable to Granite	$(58,983)	$73,646	$121,160

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18. Income Taxes

Following is a summary of the (benefit from) provision for income taxes (in thousands):

Years Ended December 31,	2010	2009	2008
Federal:
Current	$(2,330)	$10,288	$56,364
Deferred	(36,519)	22,574	(838)
Total federal	(38,849)	32,862	55,526
State:
Current	(1,071)	5,381	12,326
Deferred	(4,008)	407	(160)
Total state	(5,079)	5,788	12,166
Total (benefit from) provision for income taxes	$(43,928)	$38,650	$67,692

Following is detail of the (benefit from) provision for income taxes and a reconciliation of the statutory to effective tax rate (dollars in thousands):

Years Ended December 31,	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory tax	$(37,232)	35.0	$48,598	35.0	$81,700	35.0
State taxes, net of federal tax benefit	(4,500)	4.2	3,978	2.7	7,898	3.4
Percentage depletion deduction	(997)	0.9	(1,717)	(1.2)	(2,023)	(0.9)
Domestic production deduction	100	(0.1)	(765)	(0.6)	(3,427)	(1.5)
Noncontrolling interests	1,213	(1.1)	(9,345)	(6.7)	(15,203)	(6.6)
Other	(2,512)	2.4	(2,099)	(1.4)	(1,253)	(0.4)
Total	$(43,928)	41.3	$38,650	27.8	$67,692	29.0

Our effective tax rate increased to 41.3% in 2010 from 27.8% in 2009. The increase was primarily due to increased estimated state tax benefits and decreased noncontrolling interests related to our 2010 restructuring. Our tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Noncontrolling interests are generally not subject to income taxes on a stand-alone basis and are deducted from income before provision for income taxes in arriving at our effective tax rate for the year. The change from 2008 to 2009 in the effective tax rate related to lower estimated state taxes in 2009, an increased benefit of percentage depletion in 2009, and higher nontaxable gains from investments in our company owned life insurance compared to the prior year.

  GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Following is a summary of the deferred tax assets and liabilities (in thousands):

December 31,	2010	2009
Deferred tax assets:
Receivables	$3,145	$3,876
Inventory	7,780	9,745
Insurance	3,775	2,574
Deferred compensation	19,848	17,966
Other accrued liabilities	9,888	12,698
Contract income recognition	15,679	9,119
Impairments on real estate investments	27,304	624
Other	1,145	580
Net operating loss carryforward	10,477	11,714
Valuation allowance	(13,111)	(13,018)
Total deferred tax assets	85,930	55,878
Deferred tax liabilities:
Property and equipment	(42,827)	(52,064)
Total deferred tax liabilities	(42,827)	(52,064)
Net deferred tax assets	$43,103	$3,814

The above amounts are reflected in the accompanying consolidated balance sheets as follows (in thousands):

December 31,	2010	2009
Current deferred tax assets, net	$53,877	$31,034
Long-term deferred tax liabilities, net	(10,774)	(27,220)
Net deferred tax assets	$43,103	$3,814

The deferred tax asset for other accrued liabilities relates to various items including accrued compensation, accrued rent, accrued reclamation costs and charitable contributions carryforwards, which are realizable in future periods. Our deferred tax asset for net operating loss carryforward relates to state and local net operating loss carryforwards which expire between 2021 and 2030. We have provided a valuation allowance on the net deferred tax assets for certain state and local jurisdictions because of uncertainty regarding their realizability due to recent losses.

The following is a summary of the change in valuation allowance (in thousands):

December 31,	2010	2009	2008
Beginning balance	$13,018	$11,649	$10,591
Additions	93	1,369	1,058
Ending balance	$13,111	$13,018	$11,649

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Uncertain tax positions: We file income tax returns in the U.S. and various state and local jurisdictions. We are currently under examination by the Internal Revenue Service (“IRS”) for the years 2008 and 2009.  During 2010, we reached an agreement with the IRS for audits of the tax years 2006 and 2007, resulting in the recognition of $3.3 million in previously unrecognized tax benefits.  Our 2005, 2006 and 2007 tax years remain under audit by the IRS solely for research and development credits claimed on amended returns.  Our 2005 through 2007 tax years remain open to examination by state taxing authorities. We are under examination by various state taxing authorities for 2007.  We do not anticipate that any of these audits will result in a material change in our financial position or results of operations. With few exceptions, we are no longer subject to U.S. federal or state and local examinations by tax authorities for years before 2005.

We had approximately $6.3 million and $7.0 million of total gross unrecognized tax benefits as of December 31, 2010 and 2009, respectively. There were approximately $5.0 million and $2.1 million of unrecognized tax benefits that would affect the effective tax rate in any future period at December 31, 2010 and 2009, respectively. We believe that it is reasonably possible that a decrease in unrecognized tax benefits may be necessary within the coming year due to anticipated effective settlement of the IRS audits and the lapse of the statutes of limitation for 2005 through 2007 for state purposes.  However, since these years are under examination and the statutes of limitation may be extended further, and the outcomes are uncertain, we cannot estimate the amount of the decrease.

The following is a tabular reconciliation of unrecognized tax benefits (in thousands) the balance of which is included in other long-term liabilities on the consolidated balance sheets:

December 31,	2010	2009	2008
Beginning balance	$5,882	$3,888	$4,378
Gross increases – current period tax positions	180	1,107	1,556
Gross decreases – current period tax positions	(453)	(1,851)	(1,213)
Gross increases – prior period tax positions	4,009	3,537	321
Gross decreases – prior period tax positions	(1,641)	(677)	-
Settlements with taxing authorities/lapse of statute of limitations	(2,327)	(122)	(1,154)
Ending balance	$5,650	$5,882	$3,888

We record interest related to uncertain tax positions as interest expense in our consolidated statements of operations. During the years ended December 31, 2010, 2009 and 2008, we recognized approximately $0.4 million of interest income, $0.7 million of interest expense and $0.1 million of interest expense, respectively. Approximately $0.7 million and $1.1 million of accrued interest were included in our consolidated balance sheets at December 31, 2010 and 2009, respectively.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19. Commitments, Contingencies and Guarantees

Leases: Minimum rental commitments and minimum royalty requirements under all noncancellable operating leases, primarily quarry property, in effect at December 31, 2010 were (in thousands):

Years Ending December 31,
2011	$6,681
2012	4,664
2013	3,196
2014	2,976
2015	2,174
Later years (through 2046)	17,639
Total	$37,330

Operating lease rental expense was $9.9 million, $13.6 million and $11.7 million in 2010, 2009 and 2008, respectively.

Performance Guarantees

As discussed in Note 6, we participate in various construction joint venture partnerships. All partners in these joint ventures are jointly and severally liable for completion of the total project under the terms of the contract with the project owner. Although our agreements with our joint venture partners provide that each party will assume and pay its share of any losses resulting from a project, if one of our partners was unable to pay its share we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. At December 31, 2010, we had approximately $1.8 billion of construction revenue to be recognized on unconsolidated construction joint venture contracts of which $619.6 million represented our share and the remaining $1.2 billion represented our partners’ share. Due to the joint and several liabilities of joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for the outstanding work. We are not able to estimate other amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or performance bonds.

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

20. Legal Proceedings

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

City of San Diego Fire Debris Cleanup
In the aftermath of the 2007 San Diego County wildfires, GCCO bid for and was awarded a fixed unit price, variable quantity contract with the City of San Diego (the “City”) to perform specified debris cleanup work. GCCO began work in November 2007 and completed the work in April 2008. In August 2008, the City announced that it would conduct an independent audit of the project. In December 2008, the City’s audit report was released with findings that, while some GCCO billings contained mistakes, rates paid to GCCO appear to be generally reasonable. GCCO has reimbursed the City for the undisputed overbilled amount of less than $3,000. The former San Diego City Attorney, after conducting a separate investigation of GCCO’s work on the project, filed a civil lawsuit in California Superior Court, County of San Diego on October 17, 2008 against GCCO and another contractor that had been awarded a similar cleanup contract with the City. In the complaint, the City alleges that both contractors knowingly presented to the City false claims for payment in violation of the California False Claims Act. The City seeks trebled damages in an amount to be determined, and a civil penalty in the amount of $10,000 for each false claim made. After the November 2008 election in which a new City Attorney was elected, GCCO and the City Attorney agreed to stay the lawsuit in order to allow the City Attorney time to complete its investigation and present to the City Council its findings and recommendations. GCCO was informed by the City Attorney that the City will retain outside counsel to pursue the lawsuit that was transferred to the Superior Court for the County of Orange on November 12, 2010.  GCCO and the City are considering alternative dispute resolution options to deliberate the allegations in the City’s complaint, which Granite believes to be without factual or legal basis. We believe the City’s entitlement to relief sought under the California False Claims Act is remote.

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

21. Business Segment Information

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

The Large Project Construction segment focuses on large, complex infrastructure projects which typically have a longer duration than our Construction segment work. These projects include major highways, mass transit facilities, bridges, tunnels, waterway locks and dams, pipelines, canals and airport infrastructure. This segment primarily includes bid-build, design-build and construction management/general contractor contracts, generally with contract values in excess of $75 million.

The Construction Materials segment mines and processes aggregates and operates plants that produce construction materials for internal use and for sale to third parties.

The Real Estate segment purchases, develops, operates, sells and invests in real estate related projects and provides real estate services for the Company’s operations. The Real Estate segment’s current portfolio consists of residential, retail and office site development projects for sale to home and commercial property developers or held for rental income in Washington, Oregon, California and Texas. In October 2010 we announced our Enterprise Improvement Plan that includes new business plans to orderly divest of our real estate investment business consistent with our business strategy to focus on our core business.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). We evaluate performance based on gross profit or loss, and do not include overhead and non-operating income or expense. Segment assets include property and equipment, intangibles, inventory, equity in construction joint ventures and real estate held for development and sale.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summarized segment information is as follows (in thousands):

Years Ended December 31,	Construction	Large Project Construction	Construction Materials	Real Estate	Total
2010
Total revenue from reportable segments	$943,245	$584,406	$419,355	$13,256	$1,960,262
Elimination of intersegment revenue	-	-	(197,297)	-	(197,297)
Revenue from external customers	943,245	584,406	222,058	13,256	1,762,965
Gross profit	95,709	67,307	12,018	2,750	177,784
Depreciation, depletion and amortization	18,148	2,759	33,565	522	54,994
Segment assets	123,153	80,259	374,205	87,686	665,303
2009
Total revenue from reportable segments	$1,151,743	$603,517	$389,440	$2,274	$2,146,974
Elimination of intersegment revenue	-	-	(183,495)	-	(183,495)
Revenue from external customers	1,151,743	603,517	205,945	2,274	1,963,479
Gross profit (loss)	209,487	120,100	21,240	(1,318)	349,509
Depreciation, depletion and amortization	25,844	5,311	34,047	557	65,759
Segment assets	156,692	78,563	377,352	154,415	767,022
2008
Total revenue from reportable segments	$1,484,861	$827,255	$556,299	$9,013	$2,877,428
Elimination of intersegment revenue	-	-	(203,184)	-	(203,184)
Revenue from external customers	1,484,861	827,255	353,115	9,013	2,674,244
Gross profit (loss)	270,868	153,571	49,033	(1,523)	471,949
Depreciation, depletion and amortization	24,556	7,820	36,227	437	69,040

A reconciliation of segment gross profit to consolidated (loss) income before (benefit from) provision for income taxes is as follows (in thousands):

Years Ended December 31,	2010	2009	2008
Total gross profit from reportable segments	$177,784	$349,509	$471,949
Selling, general and administrative expenses	191,593	228,046	260,761
Restructuring charges	109,279	9,453	-
Gain on sales of property and equipment	13,748	17,169	5,503
Other income, net	2,964	9,672	16,739
(Loss) income before (benefit from) provision for income taxes	$(106,376)	$138,851	$233,430

A reconciliation of segment assets to consolidated total assets is as follows (in thousands):

December 31,	2010	2009
Total assets for reportable segments	$665,303	$767,022
Assets not allocated to segments:
Cash and cash equivalents	252,022	338,956
Short-term and long-term marketable securities	143,706	119,385
Receivables, net	243,986	280,252
Deferred income taxes	53,877	31,034
Other current assets	55,970	63,814
Property and equipment, net	42,874	45,503
Other noncurrent assets	77,795	63,609
Consolidated total assets	$1,535,533	$1,709,575

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

22. Acquisitions

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

Quarterly Financial Data

The following table sets forth selected unaudited financial information for the eight quarters in the two-year period ended December 31, 2010. This information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contains all adjustments necessary for a fair statement thereof.

QUARTERLY FINANCIAL DATA
(unaudited - in thousands, except per share data)
2010 Quarters Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$417,228	$670,850	$454,204	$220,683
Gross profit	46,217	76,155	49,698	5,714
As a percent of revenue	11.1%	11.4%	10.9%	2.6%
Net (loss) income	$(65,386)	$43,301	$(2,633)	$(37,730)
As a percent of revenue	-15.7%	6.5%	-0.6%	-17.1%
Net (loss) income attributable to Granite	$(50,019)	$38,681	$(6,691)	$(40,954)
As a percent of revenue	-12.0%	5.8%	-1.5%	-18.6%
Net (loss) income per share attributable to common shareholders:
Basic	$(1.32)	$1.00	$(0.18)	$(1.09)
Diluted	$(1.32)	$0.99	$(0.18)	$(1.09)

2009 Quarters Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$434,748	$720,284	$461,075	$347,372
Gross profit	91,221	105,657	83,895	68,736
As a percent of revenue	21.0%	14.7%	18.2%	19.8%
Net income	$27,009	$36,538	$22,667	$13,987
As a percent of revenue	6.2%	5.1%	4.9%	4.0%
Net income attributable to Granite	$16,033	$30,598	$17,949	$8,920
As a percent of revenue	3.7%	4.2%	3.9%	2.6%
Net income per share attributable to common shareholders:
Basic	$0.41	$0.79	$0.46	$0.23
Diluted	$0.41	$0.79	$0.46	$0.23

During the quarters ended December 31, 2010 and 2009, we recorded restructuring charges of approximately $107.3 million and $9.5 million, respectively. The restructuring charges in 2010 related to our Enterprise Improvement Plan and the restructuring charges in 2009 related to an organizational change. Net income (loss) per share calculations are based on the weighted average common shares outstanding for each period presented. Accordingly, the sum of the quarterly net income (loss) per share amounts may not equal the per share amount reported for the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                 GRANITE CONSTRUCTION INCORPORATED

                                                                                 By: /s/ Laurel J. Krzeminski
Laurel J. Krzeminski, Vice President and
Chief Financial Officer

Date: February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 24, 2011, by the following persons on behalf of the Registrant in the capacities indicated.

/s/ James H. Roberts
James H. Roberts, President and Chief Executive Officer

/s/ Laurel J. Krzeminski
Laurel J. Krzeminski, Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ William H. Powell
William H. Powell, Chairman of the Board and Director

/s/ Claes G. Bjork
Claes G. Bjork, Director

/s/ James W. Bradford
James W. Bradford, Director

/s/ Gary M. Cusumano
Gary M. Cusumano, Director

/s/ William G. Dorey
William G. Dorey, Director

/s/ David H. Kelsey
David H. Kelsey, Director

/s/ Rebecca A. McDonald
Rebecca A. McDonald, Director

/s/ J. Fernando Niebla
J. Fernando Niebla, Director

/s/ David H. Watts
David H. Watts, Director

SCHEDULE II

GRANITE CONSTRUCTION INCORPORATED
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Charged (Credited) to Expenses or Other Accounts, Net	Deductions and Adjustments1	Balance at End of Year
YEAR ENDED DECEMBER 31, 2010
Allowance for doubtful accounts	3,917	368	(988)	3,297
YEAR ENDED DECEMBER 31, 2009
Allowance for doubtful accounts	10,805	(4,404)	(2,484)	3,917
YEAR ENDED DECEMBER 31, 2008
Allowance for doubtful accounts	2,389	10,958	(2,542)	10,805

1 Deductions and adjustments for the allowances primarily relate to accounts written off.

S-1

 INDEX TO 10-K EXHIBITS

Exhibit No.		Exhibit Description

3.1	*	Certificate of Incorporation of Granite Construction Incorporated, as amended [Exhibit 3.1.b to the Company’s Form 10-Q for quarter ended June 30, 2006]
3.2	*	Amended Bylaws of Granite Construction Incorporated [ Exhibit 3.2.c to the Company’s Form 10-K for year ended December 31, 2009]
10.1	* **	Key Management Deferred Compensation Plan II, as amended and restated [Exhibit 10.1 to the Company’s Form 10-Q for quarter ended March 31, 2010]
10.2	* **	Granite Construction Incorporated Amended and Restated 1999 Equity Incentive Plan as Amended and Restated [Exhibit 10.1 to the Company’s Form 10-Q for quarter ended June 30, 2009]
10.2.a	* **	Amendment No. 1 to the Granite Construction Incorporated Amended and Restated 1999 Equity Incentive Plan [Exhibit 10.2.a to the Company’s Form 10-K for year ended December 31, 2009]
10.3	*
Credit Agreement, dated June 22, 2010, by and among Granite Construction Incorporated, Granite Construction Company, GILC Incorporated, the lenders party thereto and Bank of America, N.A., as Administrative Agent [Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2010]

10.3.a	*
Amendment No. 1 to the Credit Agreement, dated December 23, 2010, by and among Granite Construction Incorporated, Granite Construction Company, GILC Incorporated, the lenders party thereto and Bank of America, N.A., as Administrative Agent [Exhibit 10.1 to the Company’s Form 8-K filed on December 30, 2010]

10.4	*
Guaranty Agreement dated June 22, 2010 from the subsidiaries of Granite Construction Incorporated as Guarantors of financial accommodations pursuant to the terms of the Credit Agreement date June 22, 2010 [Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2010]

10.5	*
Security Agreement, dated December 23, 2010, among Granite Construction Incorporated, Granite Construction Company, GILC Incorporated, the guarantors party thereto and Bank of America, N.A., as Administrative Agent [Exhibit 10.2 to the Company’s Form 8-K filed on December 30, 2010]

10.6	*
Securities Pledge Agreement, dated December 23, 2010, among Granite Construction Incorporated, Granite Construction Company, GILC Incorporated, the guarantors party thereto and Bank of America, N.A., as Administrative Agent [Exhibit 10.3 to the Company’s Form 8-K filed on December 30, 2010]

10.7	*	Note Purchase Agreement between Granite Construction Incorporated and certain purchasers dated May 1, 2001 [Exhibit 10.3 to the Company’s Form 10-Q for quarter ended June 30, 2001]
10.7.a	*
First Amendment to Note Purchase Agreement between Granite Construction Incorporated and certain purchasers dated June 15, 2003 [Exhibit 10.4 to the Company’s Form 10-Q for quarter ended June 30, 2003]

10.8	*
Subsidiary Guaranty Agreement from the Subsidiaries of Granite Construction Incorporated as Guarantors of the Guaranty of Notes and Note Agreement and the Guaranty of Payment and Performance dated May 1, 2001 [Exhibit 10.4 to the Company’s Form 10-Q for quarter ended June 30, 2001]

10.9	*	Note Purchase Agreement between Granite Construction Incorporated and Certain Purchasers dated December 12, 2007 [Exhibit 10.1 to the Company’s Form 8-K filed January 31, 2008]
10.10	*
Subsidiary Guaranty Supplement from the Subsidiaries of Granite Construction Incorporated as Guarantors of the Guaranty of Notes and Note Agreement and the Guaranty of Payment and Performance dated December 12, 2007 [Exhibit 10.10 to the Company’s Form 10-K for year ended December 31, 2007]

10.11	* **	Executive Retention and Severance Plan effective as of September 20, 2007 [Exhibit 99.1 to the Company’s Form 8-K filed October 22, 2007]
10.12	*
International Swap Dealers Association, Inc. Master Agreement between BNP Paribas and Granite Construction Incorporated dated as of February 10, 2003 [Exhibit 10.5 to the Company’s Form 10-Q for quarter ended June 30, 2003]

10.13	*
International Swap Dealers Association, Inc. Master Agreement between BP Products North America Inc. and Granite Construction Incorporated dated as of May 15, 2009 [Exhibit 10.3 to the Company’s Form 10-Q for quarter ended September 30, 2009]

10.14	*
International Swap Dealers Association, Inc. Master Agreement between Wells Fargo Bank, N.A. and Granite Construction Incorporated dated as of May 22, 2009 [Exhibit 10.4 to the Company’s Form 10-Q for quarter ended September 30, 2009]

10.15	*
International Swap Dealers Association, Inc. Master Agreement between Merrill Lynch Commodities, Inc. and Granite Construction Incorporated dated as of May June 2, 2009 [Exhibit 10.5 to the Company’s Form 10-Q for quarter ended September 30, 2009]

10.16	*
International Swap Dealers Association, Inc. Master Agreement and Credit Support Annex between Shell Energy north America (US), L.P. and Granite Construction Incorporated dated as of March 16, 2010 [Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2010]

10.17	* **	Form of Amended and Restated Director and Officer Indemnification Agreement [Exhibit 10.10 to the Company’s Form 10-K for year ended December 31, 2002]
10.18	† **	Form of Restricted Stock Agreement effective March 2010
10.19	† **	Form of Non-employee Director Stock Option Agreement as amended and effective April 7, 2006
10.20	† **	Form of Restricted Stock Units Agreement effective January 1, 2010
10.21	† **	Form of Non-employee Director Restricted Stock Units Agreement effective January 1, 2010
21	†	List of Subsidiaries of Granite Construction Incorporated
23.1	†	Consent of PricewaterhouseCoopers, LLP
31.1	†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	††	XBRL Instance Document
101.SCH	††	XBRL Taxonomy Extension Schema
101.CAL	††	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	††	XBRL Taxonomy Extension Definition Linkbase
101.LAB	††	XBRL Taxonomy Extension Label Linkbase
101.PRE	††	XBRL Taxonomy Extension Presentation Linkbase

*    Incorporated by reference
**  Compensatory plan or management contract
†    Filed herewith
††  Furnished herewith