Form 10-Q
period 2011-03-31
GRANITE CONSTRUCTION INC
filed 2011-05-05
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number: 1-12911

GRANITE CONSTRUCTION INCORPORATED

State of Incorporation:	I.R.S. Employer Identification Number:
Delaware	77-0239383

Address of principal executive offices:
585 W. Beach Street
Watsonville, California 95076
(831) 724-1011

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 26, 2011.

Class	Outstanding
Common Stock, $0.01 par value	38,640,740 shares

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS (unaudited)

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)

	March 31,	December 31,	March 31,
	2011	2010	2010
ASSETS
Current assets
Cash and cash equivalents	$240,768	$252,022	$222,095
Short-term marketable securities	83,084	109,447	76,963
Receivables, net	170,441	243,986	197,658
Costs and estimated earnings in excess of billings	33,302	10,519	33,445
Inventories	56,899	51,018	49,483
Real estate held for development and sale	77,128	75,716	137,183
Deferred income taxes	52,583	53,877	31,150
Equity in construction joint ventures	78,773	74,716	71,693
Other current assets	44,059	42,555	56,033
Total current assets	837,037	913,856	875,703
Property and equipment, net	468,929	473,607	519,909
Long-term marketable securities	46,251	34,259	90,440
Investments in affiliates	28,893	31,410	30,823
Other noncurrent assets	83,478	82,401	80,371
Total assets	$1,464,588	$1,535,533	$1,597,246
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$8,351	$8,359	$8,350
Current maturities of non-recourse debt	17,740	29,760	40,565
Accounts payable	94,688	129,700	100,102
Billings in excess of costs and estimated earnings	113,347	120,185	142,935
Accrued expenses and other current liabilities	144,584	150,773	156,374
Total current liabilities	378,710	438,777	448,326
Long-term debt	216,852	217,014	225,203
Long-term non-recourse debt	30,454	25,337	16,895
Other long-term liabilities	47,943	47,996	52,471
Deferred income taxes	11,048	10,774	27,217
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	-	-	-
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding 38,634,470 shares as of March 31, 2011, 38,745,542 shares as of December 31, 2010 and 38,801,232 shares as of March 31, 2010	386	387	388
Additional paid-in capital	102,548	104,232	93,688
Retained earnings	642,354	656,412	689,634
Total Granite Construction Incorporated shareholders’ equity	745,288	761,031	783,710
Noncontrolling interests	34,293	34,604	43,424
Total equity	779,581	795,635	827,134
Total liabilities and equity	$1,464,588	$1,535,533	$1,597,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)

Three Months Ended March 31,	2011	2010
Revenue
Construction	$92,692	$81,186
Large project construction	137,820	106,325
Construction materials	23,798	26,164
Real estate	2,421	7,008
Total revenue	256,731	220,683
Cost of revenue
Construction	87,139	79,340
Large project construction	106,522	96,842
Construction materials	31,068	33,289
Real estate	2,014	5,498
Total cost of revenue	226,743	214,969
Gross profit	29,988	5,714
Selling, general and administrative expenses	43,372	55,292
Gain on sales of property and equipment	2,704	4,452
Operating loss	(10,680)	(45,126)
Other income (expense)
Interest income	1,244	939
Interest expense	(3,356)	(3,734)
Equity in loss of affiliates	(257)	(319)
Other income, net	570	2,897
Total other expense	(1,799)	(217)
Loss before benefit from income taxes	(12,479)	(45,343)
Benefit from income taxes	(5,223)	(7,613)
Net loss	(7,256)	(37,730)
Amount attributable to noncontrolling interests	(1,751)	(3,224)
Net loss attributable to Granite Construction Incorporated	$(9,007)	$(40,954)

Net loss per share attributable to common shareholders (see Note 13)
Basic	$(0.24)	$(1.09)
Diluted	$(0.24)	$(1.09)

Weighted average shares of common stock
Basic	37,963	37,688
Diluted	37,963	37,688

Dividends per common share	$0.13	$0.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)

Three Months Ended March 31,	2011	2010
Operating activities
Net loss	$(7,256)	$(37,730)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	15,291	18,662
Gain on sales of property and equipment	(2,704)	(4,452)
Change in deferred income taxes	1,568	(119)
Stock-based compensation	3,149	3,158
Gain on company owned life insurance	(550)	(1,829)
Changes in assets and liabilities, net of the effects of consolidations:
Receivables	76,415	81,308
Inventories	(5,881)	(3,683)
Real estate held for development and sale	(1,715)	(1,687)
Equity in construction joint ventures	(4,057)	(4,631)
Other assets, net	(1,105)	(4,732)
Accounts payable	(35,012)	(31,469)
Accrued expenses and other liabilities, net	(7,846)	(1,218)
Billings in excess of costs and estimated earnings, net	(29,621)	(35,932)
Net cash provided by (used in) operating activities	676	(24,354)
Investing activities
Purchases of marketable securities	(27,341)	(47,511)
Maturities of marketable securities	24,000	-
Proceeds from sale of marketable securities	14,268	-
Additions to property and equipment	(11,760)	(14,712)
Proceeds from sales of property and equipment	4,623	5,674
Purchase of private preferred stock	-	(6,400)
Distributions from affiliates	1,325	-
Other investing activities, net	(104)	(453)
Net cash provided by (used in) investing activities	5,011	(63,402)
Financing activities
Proceeds from long-term debt	906	53
Long-term debt principal payments	(7,235)	(8,739)
Cash dividends paid	(5,038)	(5,023)
Purchase of common stock	(3,515)	(3,296)
Distributions to noncontrolling partners, net	(2,062)	(12,103)
Other financing activities	3	3
Net cash used in financing activities	(16,941)	(29,105)
Decrease in cash and cash equivalents	(11,254)	(116,861)
Cash and cash equivalents at beginning of period	252,022	338,956
Cash and cash equivalents at end of period	$240,768	$222,095

Supplementary Information
Cash paid during the period for:
Interest	$936	$1,576
Income taxes	33	66
Non-cash investing and financing activities:
Restricted stock/units issued, net of forfeitures	$3,964	$6,734
Accrued cash dividends	5,023	5,044
Debt payments from sale of assets	837	4,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” “Company” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2011 and 2010 and the results of our operations and cash flows for the periods presented. In preparing these financial statements, we have evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. The December 31, 2010 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements. Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Revisions in Estimates

Our profit recognition related to construction contracts is based on estimates of costs to complete each project. These estimates can vary in the normal course of business as projects progress and uncertainties are resolved. We do not recognize revenue on contract change orders or claims until we have a signed agreement; however, we do recognize costs as incurred and revisions to estimated total costs as soon as the obligation to perform is determined. Approved change orders and claims, as well as changes in related estimates of costs to complete, are considered revisions in estimates. We use the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. Under this option, revisions in estimates are accounted for in their entirety in the period of change. As of March 31, 2011, we had no revisions in estimates that are reasonably certain to impact future periods.

Construction

There was one revision in estimate that individually had an impact of $1.0 million or more on gross profit during the three months ended March 31, 2011. The impact to gross profit was a $1.0 million increase and was primarily due to owner directed scope changes. There were no revisions in estimates related to our Construction segment, either increases or decreases, that individually had an impact by $1.0 million or more on gross profit during the three months ended March 31, 2010.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Large Project Construction

The net changes in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit was a net increase of $5.9 million and a net decrease of $2.8 million for the three months ended March 31, 2011 and 2010, respectively. Amounts attributable to noncontrolling interests were $0.4 million of the net increase and $0.7 million of the net decrease for the three months ended March 31, 2011 and 2010, respectively. The projects are summarized as follows:

Increases
	Three Months Ended March 31,
(dollars in millions)	2011	2010
Number of projects with upward estimate changes	3	1
Range of increase in gross profit from each project, net	$1.0 - 4.2	$3.2
Increase on project profitability	$8.8	$3.2

The increases during the three months ended March 31, 2011 were due to resolution of project uncertainties. The increase during the three months ended March 31, 2010 was due to production at a higher rate than anticipated.

Decreases
	Three Months Ended March 31,
(dollars in millions)	2011	2010
Number of projects with downward estimate changes	1	3
Range of reduction in gross profit from each project, net	$2.9	$1.1 - 2.9
Decrease on project profitability	$2.9	$6.0

The decrease during the three months ended March 31, 2011 was due to lower productivity than previously anticipated. The decreases during the three months ended March 31, 2010 were related to design issues as well as job level productivity due to site conditions different than anticipated.

On a large highway project in mountainous terrain in Oregon, unanticipated ground movement was observed at several hillsides beginning in 2010. In some locations, the ground movements have caused damage to completed portions of bridge structures. Although work on the project is continuing, the corrective work required to complete the project has not yet been determined.  The Company and the project owner (Oregon Department of Transportation) are engaged in the contractual dispute resolution process to determine the parties’ responsibilities for design issues and which party bears the financial responsibility for the corrective work.  At this time, the Company cannot predict the timing of the resolution of this matter or reasonably estimate the impact, if any, that the resolution of this matter may have on the projected financial results for this project. If the required corrective work is determined to be substantial, and the Company is determined to bear the financial responsibility for the corrective work, the Company’s results of operations and cash flows for one or more future periods could be materially and adversely affected.  Due to the uncertainties described above, no revisions in estimates were made in the three months ended March 31, 2011 related to this project.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Marketable Securities

The carrying amounts of marketable securities were as follows (in thousands):

March 31, 2011	Held-to-Maturity	Trading	Total
U.S. Government and agency obligations	$48,240	$-	$48,240
Commercial paper	19,986	-	19,986
Municipal bonds	9,825	-	9,825
Corporate bonds	5,033	-	5,033
Total short-term marketable securities	83,084	-	83,084
U.S. Government and agency obligations	39,415	-	39,415
Municipal bonds	3,625	-	3,625
Corporate bonds	3,211	-	3,211
Total long-term marketable securities	46,251	-	46,251
Total marketable securities	$129,335	$-	$129,335

December 31, 2010
U.S. Government and agency obligations	$40,047	$-	$40,047
Commercial paper	33,971	-	33,971
Municipal bonds	10,896	-	10,896
Corporate bonds	10,122	-	10,122
Equity securities - mutual funds	-	14,411	14,411
Total short-term marketable securities	95,036	14,411	109,447
U.S. Government and agency obligations	30,618	-	30,618
Municipal bonds	3,641	-	3,641
Total long-term marketable securities	34,259	-	34,259
Total marketable securities	$129,295	$14,411	$143,706

March 31, 2010
U.S. Government and agency obligations	$16,471	$-	$16,471
Commercial paper	34,979	-	34,979
Municipal bonds	20,975	-	20,975
Equity securities - mutual funds	-	4,538	4,538
Total short-term marketable securities	72,425	4,538	76,963
U.S. Government and agency obligations	84,760	-	84,760
Municipal bonds	5,680	-	5,680
Total long-term marketable securities	90,440	-	90,440
Total marketable securities	$162,865	$4,538	$167,403

Scheduled maturities of held-to-maturity investments were as follows (in thousands):

March 31, 2011
Due within one year	$83,084
Due in one to five years	46,251
Total	$129,335

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Fair Value Measurement

The following tables summarize each class of assets and liabilities measured at fair value on a recurring basis:

March 31, 2011	Fair Value Measurement at Reporting Date Using
(in thousands)	Level 11	Level 22	Level 33	Total
Cash equivalents
Money market funds	$197,714	$-	$-	$197,714
Total	$197,714	$-	$-	$197,714

December 31, 2010
(in thousands)
Cash equivalents
Money market funds	$226,009	$-	$-	$226,009
Trading securities
Debt securities - mutual funds	14,411	-	-	14,411
Total	$240,420	$-	$-	$240,420

March 31, 2010
(in thousands)
Cash equivalents
Money market funds	$184,754	$-	$-	$184,754
Trading securities
Debt securities - mutual funds	4,538	-	-	4,538
Total	$189,292	$-	$-	$189,292

1Quoted prices in active markets for identical assets or liabilities.
2Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
3Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

A reconciliation of money market funds to consolidated cash and cash equivalents is as follows:

	March 31,	December 31,	March 31,
(in thousands)	2011	2010	2010
Money market funds	$197,714	$226,009	$184,754
Held-to-maturity commercial paper	14,993	4,999	16,999
Cash	28,061	21,014	20,342
Total cash and cash equivalents	$240,768	$252,022	$222,095

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We believe the carrying values of receivables, other current assets and other current liabilities approximate their fair values. The fair value of the senior notes payable was based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk. The carrying amount and estimated fair value of senior notes payable, including current maturities, were as follows:

	March 31,	December 31,	March 31,
(in thousands)	2011	2010	2010
Carrying amount
Senior notes payable	$225,000	$225,000	$233,333

Fair value
Senior notes payable	$246,910	$245,911	$248,809

We measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis. During the three months ended March 31, 2011 and 2010, we did not record any significant fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Receivables, net

	March 31,	December 31,	March 31,
(in thousands)	2011	2010	2010
Construction contracts:
Completed and in progress	$69,095	$121,664	$75,021
Retentions	77,523	96,333	91,799
Total construction contracts	146,618	217,997	166,820
Construction material sales	13,964	17,674	19,074
Other	13,024	11,612	15,340
Total gross receivables	173,606	247,283	201,234
Less: allowance for doubtful accounts	3,165	3,297	3,576
Total net receivables	$170,441	$243,986	$197,658

Included in other receivables at March 31, 2011, December 31, 2010 and March 31, 2010 were items such as short-term notes receivable, interest receivable, fuel tax refunds and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates.

Financing receivables consisted of long-term notes receivable and retentions receivable. As of March 31, 2011, December 31, 2010 and March 31, 2010, long-term notes receivable outstanding were $2.0 million, $1.8 million and $2.7 million, respectively, and primarily related to loans made to employees or unconsolidated affiliates and were included in other noncurrent assets on our condensed consolidated balance sheets.

We segregate our retention receivables into two categories: escrow and non-escrow. Of the total retention receivables balance of $77.5 million as of March 31, 2011, $96.3 million as of December 31, 2010 and $91.8 million as of March 31, 2010, escrow retention receivables totaled $34.9 million, $43.8 million and $44.3 million, respectively, and the remaining balance was non-escrow. The escrow receivables include amounts due to Granite which have been deposited into an escrow account and bear interest. Typically, escrow retention receivables are held until work on a project is complete and has been accepted by the owner who then releases those funds, along with accrued interest, to us. There is minimal risk of not collecting on these amounts.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Non-escrow retention receivables are amounts that the project owner has contractually withheld that will be paid upon owner acceptance of contract completion. We evaluate our non-escrow retention receivables based on customer characteristics as follows:

●
Federal – includes federal agencies such as the Bureau of Reclamation, the Army Corp of Engineers, and the Bureau of Indian Affairs. The obligations of these agencies are backed by the federal government. Consequently there is minimal risk of not collecting the amounts we are entitled to receive.

●
State – primarily state departments of transportation. The risk of not collecting on these accounts is small; however, we have experienced occasional delays in payment as states have struggled with budget issues.

●
Local – these customers include local agencies such as cities, counties and other local municipalities. The risk of not collecting on these accounts is small; however, we have experienced occasional delays in payment as some local agencies have struggled to deal with budget issues.

●
Private – includes individuals, developers and corporations. The majority of our collection risk is associated with these customers. We perform ongoing credit evaluations of our customers and generally do not require collateral, although the law provides us the ability to file mechanics’ liens on real property improved for private customers in the event of non-payment by such customers.

The following table summarizes the amount of our non-escrow retention receivables within each category:

	March 31,	December 31,	March 31,
(in thousands)	2011	2010	2010
Federal	$3,587	$3,080	$1,050
State	7,994	9,507	10,691
Local	21,476	29,451	24,578
Private	9,521	10,454	11,135
Total	$42,578	$52,492	$47,454

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We regularly review our accounts receivable, including past due amounts, to determine their probability of collection. If it is probable that an amount is uncollectible, it is charged to bad debt expense and a corresponding reserve is established in allowance for doubtful accounts. If it is deemed certain that an amount is uncollectible, the amount is written off. Based on contract terms, non-escrow retention receivables are typically due within 60 days of owner acceptance of contract completion. We consider retention amounts beyond 60 days of owner acceptance of contract completion to be past due. The following tables present the aging of our non-escrow retention receivables (in thousands):

March 31, 2011	Current	0 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$2,690	$666	$231	$3,587
State	6,177	600	1,217	7,994
Local	16,698	2,426	2,352	21,476
Private	8,783	315	423	9,521
Total	$34,348	$4,007	$4,223	$42,578

December 31, 2010	Current	0 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$2,587	$174	$319	$3,080
State	4,443	628	4,436	9,507
Local	22,641	2,800	4,010	29,451
Private	9,243	175	1,036	10,454
Total	$38,914	$3,777	$9,801	$52,492

March 31, 2010	Current	0 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$506	$174	$370	$1,050
State	8,964	924	803	10,691
Local	15,411	7,494	1,673	24,578
Private	9,319	720	1,096	11,135
Total	$34,200	$9,312	$3,942	$47,454

Federal, state and local agencies generally require several approvals to release payments, and these approvals often take over 90 days past contractual due dates to obtain. Amounts past due from government agencies primarily result from delays caused by paperwork processing and obtaining proper agency approvals rather than lack of funds. As of March 31, 2011, December 31, 2010 and March 31, 2010 our allowance for doubtful accounts contained no material provision related to non-escrow retention receivables as we determined there were no significant collectibility issues.

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

Our agreements with our joint venture partners for both construction joint ventures and line item joint ventures provide that each party will assume and pay for any losses it is responsible for under the joint venture agreement. Circumstances that could lead to a loss under our joint venture arrangements beyond our stated ownership interest include the failure of a partner to contribute additional funds to the venture in the event the project incurs a loss or additional costs that we could incur should a partner fail to provide the services and resources toward project completion that it had committed to provide in the joint venture agreement. Due to the joint and several nature of the obligations under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for performance of the outstanding work.

At March 31, 2011, there was approximately $1.7 billion of construction revenue to be recognized on unconsolidated construction joint venture contracts of which $601.8 million represented our share and the remaining $1.1 billion represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.

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

We have determined that certain of these joint ventures are variable interest entities (“VIEs”) as defined by Accounting Standards Codification (“ASC”) Topic 810, Consolidation, and related standards. To ascertain if we are required to consolidate the VIE, we continually evaluate whether we are the VIE’s primary beneficiary. The factors we consider in determining whether we are a VIE’s primary beneficiary include the decision authority of each partner, which partner manages the day-to-day operations of the project and the amount of our equity investment in relation to that of our partners.

Based on our primary beneficiary assessment during the quarter ended March 31, 2011, we determined no change was required to the accounting used at December 31, 2010 for existing construction joint ventures. Our assessment during the quarter ended March 31, 2010 resulted in the consolidation of one construction joint venture in our condensed consolidated financial statements as of March 31, 2010 that was previously reported on a pro rata basis. This consolidation resulted in increases of $2.4 million in assets, $1.7 million in liabilities and $0.8 million in noncontrolling interests in our condensed consolidated financial statements. Additionally, we determined that decision making responsibility was shared between the venture partners for one joint venture. Therefore, this joint venture did not have an identifiable primary beneficiary partner and we continued to report the pro rata results. All other joint ventures were assigned one primary beneficiary partner.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Construction Joint Ventures

The carrying amounts and classification of assets and liabilities of construction joint ventures we are required to consolidate are included in our condensed consolidated financial statements as follows:

	March 31,	December 31,	March 31,
(in thousands)	2011	2010	2010
Cash and cash equivalents	$107,978	$109,380	$99,268
Other current assets1	26,666	50,344	38,588
Total current assets	134,644	159,724	137,856
Noncurrent assets	6,686	2,561	948
Total assets2	$141,330	$162,285	$138,804

Accounts payable	$25,952	$33,078	$20,506
Billings in excess of costs and estimated earnings	40,413	46,475	64,779
Accrued expenses and other current liabilities	8,526	11,633	11,475
Total current liabilities	74,891	91,186	96,760
Noncurrent liabilities	1	3	4
Total liabilities2	$74,892	$91,189	$96,764

1Prior period amounts have been revised to conform to current year presentation. The revisions had no impact on the consolidated balances or on the accounting for consolidated construction joint ventures.
2The assets and liabilities of each joint venture relate solely to that joint venture. The decision to distribute joint venture cash and cash equivalents and assets must generally be made jointly by all of the partners and, accordingly, these cash and cash equivalents and assets generally are not available for the working capital needs of Granite.

At March 31, 2011, we were engaged in three active consolidated construction joint venture projects with total contract values ranging from $222.0 million to $478.5 million. Our proportionate share of the equity in these joint ventures was between 45.0% and 60.0%.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unconsolidated Construction Joint Ventures

We account for our share of construction joint ventures that we are not required to consolidate on a pro rata basis in the condensed consolidated statements of operations and as a single line item on the condensed consolidated balance sheets. As of March 31, 2011, these unconsolidated joint ventures were engaged in eight active construction projects with total contract values ranging from $57.2 million to $975.4 million. Our proportionate share of the equity in these unconsolidated joint ventures was between 20.0% and 42.5%.

Following is summary financial information related to unconsolidated construction joint ventures:

	March 31,	December 31,	March 31,
(in thousands)	2011	2010	2010
Assets:
Total	$535,235	$531,319	$353,203
Less partners’ interest	325,454	324,485	218,680
Granite’s interest	209,781	206,834	134,523
Liabilities:
Total	363,681	364,253	193,350
Less partners’ interest	232,673	232,135	130,520
Granite’s interest	131,008	132,118	62,830
Equity in construction joint ventures	$78,773	$74,716	$71,693

	Three Months Ended March 31,
(in thousands)	2011	2010
Revenue:
Total	$199,768	$121,806
Less partners’ interest1	126,346	87,760
Granite’s interest	73,422	34,046
Cost of revenue:
Total	150,880	109,175
Less partners’ interest1	101,864	74,487
Granite’s interest	49,016	34,688
Granite’s interest in gross profit (loss)	$24,406	$(642)

1Partners’ interest represents amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies.

Line Item Joint Ventures

The revenue for each line item joint venture partner’s discrete items of work is defined in the contract with the project owner and each venture partner bears the profitability risk associated with its own work. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We account for our portion of these contracts as project revenues and costs in our accounting system and include receivables and payables associated with our work in our condensed consolidated financial statements. As of March 31, 2011, we had three active line item joint venture construction projects with total contract values between $51.9 million and $150.3 million of which our portions were between $21.0 million and $67.9 million. As of March 31, 2011, we had between $8.3 million and $50.7 million of revenue per project remaining to be recognized on these line item joint ventures.

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

Substantially all the assets of these real estate entities in which we are participants through our GLC subsidiary are classified as real estate held for development and sale or real estate held for use. All outstanding debt of these entities is non-recourse to Granite. However, there is recourse to our real estate affiliates that incurred the debt. Our real estate affiliates include limited partnerships or limited liability companies of which we are a limited partner or member.

GLC is authorized to provide additional financial support for certain of its real estate entities in increments as they achieve entitlement or development milestones, or to address changes in business plans.  During the quarter ended March 31, 2011, GLC received authorization to increase its financial support to consolidated land entities by a total of $12.0 million on three separate projects. This compares to an increase of $9.3 million on one project for the quarter ended March 31, 2010. The authorization will allow GLC entities to refinance debt and complete entitlements necessary to sell these projects in keeping with the Company’s plans to orderly divest its real estate investment business. As of March 31, 2011, $9.7 million of the total authorized investment had yet to be contributed to the consolidated entities.

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

Based on our evaluation of each project’s business plan as of March 31, 2011 and 2010, and our review of each project in accordance with ASC Topic 360, we recorded no impairment charges during the quarters ended March 31, 2011 and 2010.

In the fourth quarter of 2010, we publicly announced our work in progress on our Enterprise Improvement Plan which includes business plans to orderly divest of our real estate investment business over the next three years subject to market conditions. No further impairment charges related to this divestiture were recorded during the quarter ended March 31, 2011.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Real Estate Entities

The carrying amounts and classification of assets and liabilities of real estate entities we are required to consolidate are included in our condensed consolidated financial statements as follows:

	March 31,	December 31,	March 31,
(in thousands)	2011	2010	2010
Real estate held for development and sale	$77,128	$75,716	$137,183
Other current assets	3,521	2,453	4,565
Total current assets	80,649	78,169	141,748
Property and equipment, net	3,283	3,771	15,090
Other noncurrent assets	1,043	1,095	2,822
Total assets	$84,975	$83,035	$159,660

Current maturities of non-recourse debt	$17,240	$29,760	$40,565
Other current liabilities	2,171	2,619	5,402
Total current liabilities	19,411	32,379	45,967
Long-term non-recourse debt	30,454	25,337	16,895
Other noncurrent liabilities	309	404	571
Total liabilities	$50,174	$58,120	$63,433

For our consolidated real estate entities, substantially all of the real estate held for development and sale as well as property and equipment are pledged as collateral for the debt of the real estate entities. All outstanding debt of the real estate entities is recourse only to the real estate affiliate that incurred the debt, the limited partnership or limited liability company, of which we are a limited partner or member. Our proportionate share of the profits and losses of these entities depends on the ultimate operating results of the entities.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Included in current assets on our condensed consolidated balance sheets is real estate held for development and sale. The breakdown by type and location of our real estate held for development and sale is summarized below:

	March 31, 2011		December 31, 2010		March 31, 2010
(dollars in thousands)	Amount	Number of Projects	Amount	Number of Projects	Amount	Number of Projects
Residential	$55,972	5	$55,289	5	$123,661	6
Commercial1	21,156	6	20,427	5	13,522	3
Total	$77,128	11	$75,716	10	$137,183	9

Washington	$45,586	2	$44,598	2	$82,597	2
California1	14,355	7	13,437	6	16,327	5
Texas	8,859	1	8,859	1	8,765	1
Oregon	8,328	1	8,822	1	29,494	1
Total	$77,128	11	$75,716	10	$137,183	9

1The increase in the number of projects from December 31, 2010 to March 31, 2011 is due to the reclassification of one project from property and equipment to real estate held for development and sale. The reclassification was due to a change in business plans for the project in connection with our Enterprise Improvement Plan.

Investments in Affiliates

We account for our share of unconsolidated real estate entities in which we have determined we are not the primary beneficiary in other income in the condensed consolidated statements of operations and as a single line item on our condensed consolidated balance sheets as investments in affiliates. At March 31, 2011, these entities were engaged in real estate development projects with total assets ranging from approximately $3.1 million to $51.2 million. Our proportionate share of the profits and losses of these entities depends on the ultimate operating results of the entities.

Additionally, we have investments in non-real estate affiliates that are accounted for using the equity method. The most significant of these investments is a 50% interest in a limited liability company which owns and operates an asphalt terminal in Nevada.

During the year ended December 31, 2010, we entered into an agreement with a corporation that designs and manufactures power generation equipment to create a limited liability company whose purpose is to develop and construct power generation facilities in the western United States. Our investment in the newly formed limited liability company as of March 31, 2011 was $1.5 million. Our share of profits and losses depends on the operating results of the company. Although the company is a VIE, we are not the primary beneficiary and, accordingly, we account for it as an equity method investment in other affiliates.

We also have a cost method investment of $6.4 million in the preferred stock of a corporation that designs and manufactures power generation equipment as of March 31, 2011.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our investments in affiliates balance consists of the following:

	March 31,	December 31,	March 31,
(in thousands)	2011	2010	2010
Equity method investments in real estate affiliates1	$12,147	$12,128	$13,803
Equity method investments in other affiliates1	10,346	12,882	10,620
Total equity method investments	22,493	25,010	24,423
Cost method investments	6,400	6,400	6,400
Total investments in affiliates	$28,893	$31,410	$30,823

1A reclassification of an investment between these categories has been made to the March 31, 2010 amounts to conform to current year presentation. This reclassification did not have a significant impact on our previously reported footnote disclosure.

The breakdown by type and location of our interests in real estate ventures is summarized below:

	March 31, 2011		December 31, 2010		March 31, 2010
(dollars in thousands)	Amount	Number of Projects	Amount	Number of Projects	Amount	Number of Projects
Residential	$8,989	2	$9,029	2	$8,868	2
Commercial	3,158	3	3,099	3	4,935	3
Total	$12,147	5	$12,128	5	$13,803	5

Texas	$12,147	5	$12,128	5	$13,803	5
Total	$12,147	5	$12,128	5	$13,803	5

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined 100% basis:

	March 31,	December 31,	March 31,
(in thousands)	2011	2010	2010
Total assets	$153,652	$156,868	$160,356
Net assets	80,546	84,368	83,310
Granite’s share of net assets	22,493	25,010	24,423

8.	Property and Equipment, net

Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net on our condensed consolidated balance sheets as follows:

	March 31,	December 31,	March 31,
(in thousands)	2011	2010	2010
Land and land improvements	$124,932	$120,342	$134,386
Quarry property	173,067	174,231	161,754
Buildings and leasehold improvements	84,772	85,655	97,155
Equipment and vehicles	774,111	778,443	816,322
Office furniture and equipment	44,174	42,509	41,574
Property and equipment	1,201,056	1,201,180	1,251,191
Less: accumulated depreciation and depletion	732,127	727,573	731,282
Property and equipment, net	$468,929	$473,607	$519,909

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Intangible Assets

The balances of the following intangible assets are included in other noncurrent assets on our condensed consolidated balance sheets:

Indefinite-lived Intangible Assets:
	March 31,	December 31,	March 31,
(in thousands)	2011	2010	2010
Goodwill1	$9,900	$9,900	$9,900
Use rights and other	1,319	1,319	1,319
Total unamortized intangible assets	$11,219	$11,219	$11,219

1Goodwill for all periods presented primarily relates to our Construction segment.

Amortized Intangible Assets:
March 31, 2011		Accumulated
(in thousands)	Gross Value	Amortization	Net Value
Permits	$29,713	$(6,468)	$23,245
Customer lists	2,198	(1,772)	426
Covenants not to compete	1,588	(1,364)	224
Other	871	(470)	401
Total amortized intangible assets	$34,370	$(10,074)	$24,296

December 31, 2010
(in thousands)
Permits	$29,713	$(6,100)	$23,613
Customer lists	2,198	(1,715)	483
Covenants not to compete	1,588	(1,325)	263
Other	871	(432)	439
Total amortized intangible assets	$34,370	$(9,572)	$24,798

March 31, 2010
(in thousands)
Permits	$33,582	$(5,568)	$28,014
Customer lists	2,198	(1,544)	654
Covenants not to compete	1,588	(1,208)	380
Other	1,082	(523)	559
Total amortized intangible assets	$38,450	$(8,843)	$29,607

Amortization expense related to these intangible assets for the three months ended March 31, 2011 and 2010 was approximately $0.5 million and $0.7 million, respectively. Based on the amortized intangible assets balance at March 31, 2011, amortization expense expected to be recorded in the future is as follows: $1.5 million for the balance of 2011; $1.9 million in 2012; $1.6 million in 2013; $1.5 million in 2014; $1.5 million in 2015; and $16.3 million thereafter.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Restructuring

We had no significant restructuring charges during the quarters ended March 31, 2011 and 2010. During 2011 and beyond, we expect to record between $2.0 million and $11.0 million of restructuring charges, primarily related to additional consolidation efforts and assets to be held-for-sale as part of our Enterprise Improvement Plan. The ultimate amount and timing of future restructuring charges is subject to our ability to negotiate sales of certain assets at prices acceptable to us.

11.	Covenants and Events of Default

Our debt and credit agreements require us to comply with various affirmative, restrictive and financial covenants. Our failure to comply with any of these covenants, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the applicable agreements. Under certain circumstances, the occurrence of an event of default under one of our debt or credit agreements (or the acceleration of the maturity of the indebtedness under one of our agreements) may constitute an event of default under one or more of our other debt or credit agreements. Default under our debt and credit agreements could result in (1) us no longer being entitled to borrow under the agreements, (2) termination of the agreements, (3) the requirement that any letters of credit under the agreements be cash collateralized, (4) acceleration of the maturity of outstanding indebtedness under the agreements and (5) foreclosure on any collateral securing the obligations under the agreements.

As of March 31, 2011, we were in compliance with the covenants contained in our senior note agreements and Credit Agreement.

Except as noted below, as of March 31, 2011, we were in compliance with the covenants contained in our debt agreements related to our consolidated real estate entities, and we are not aware of any material non-compliance by any of our unconsolidated entities with the covenants contained in their debt agreements. At March 31, 2011, one of our consolidated and one of our unconsolidated real estate entities were in default under certain debt agreements as a result of their failure to make timely required principal and/or interest payments. Each affected loan is non-recourse to Granite; however, there is recourse to the real estate entities that incurred the debt. The defaults do not result in cross-defaults under other debt agreements for which Granite is the obligor. Subsequent to March 31, 2011, our consolidated real estate entity was no longer in default as a result of receiving an extension on its past due debt agreement. The unconsolidated real estate entity in default is currently in discussions with lenders to revise the terms of the defaulted debt agreement. While there can be no assurance that these discussions will be successful, we have the ability to cure this default, if required.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Weighted Average Shares Outstanding

A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net loss per share in the accompanying condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010
Weighted average shares outstanding:
Weighted average common stock outstanding	38,712	38,667
Less: weighted average unvested restricted stock outstanding	749	979
Total basic weighted average shares outstanding	37,963	37,688
Diluted weighted average shares outstanding:
Weighted average common stock outstanding, basic	37,963	37,688
Effect of dilutive securities:
Common stock options and restricted stock units1	-	-
Total weighted average shares outstanding assuming dilution	37,963	37,688

1Due to the net loss for the quarters ended March 31, 2011 and 2010, stock options and restricted stock units representing approximately 242,000 and 111,000 shares, respectively, have been excluded from the number of shares used in calculating diluted loss per share for the respective periods, as their inclusion would be antidilutive.

13.	Earnings Per Share

We calculate earnings per share (“EPS”) under the two-class method by allocating earnings to both common shares and unvested restricted stock which are considered participating securities. However, net losses are not allocated to participating securities for purposes of computing EPS under the two-class method.

14.	Income Taxes

Our effective tax rate was 41.9% and 16.8% for the three months ended March 31, 2011 and 2010, respectively, and represented tax benefits due to net losses in both periods.  The change was primarily due to the recognition and measurement of previously unrecognized tax benefits, partially offset by an immaterial adjustment related to prior periods, both of which are considered discrete items for tax provision purposes for the three months ended March 31, 2011. The recognition and measurement of these tax benefits was the result of a favorable settlement of an income tax examination conducted by the Internal Revenue Service.  In addition, our effective tax rate for the three months ended March 31, 2010 was affected by non-taxable life insurance proceeds considered a discrete item for tax provision purposes.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.	Equity and Other Comprehensive (Loss) Income

The following tables summarize our equity activity for the periods presented:

(in thousands)	Granite Construction Inc.	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	$761,031	$34,604	$795,635
Purchase of common stock1	(3,515)	-	(3,515)
Other transactions with shareholders	1,802	-	1,802
Transactions with noncontrolling interests, net3	-	(2,062)	(2,062)
Comprehensive (loss) income:
Net (loss) income	(9,007)	1,751	(7,256)
Total comprehensive (loss) income	(9,007)	1,751	(7,256)
Dividends on common stock	(5,023)	-	(5,023)
Balance at March 31, 2011	$745,288	$34,293	$779,581

(in thousands)
Balance at December 31, 2009	$830,651	$51,905	$882,556
Purchase of common stock2	(3,296)	-	(3,296)
Other transactions with shareholders	2,353	-	2,353
Transactions with noncontrolling interests, net3	-	(11,705)	(11,705)
Comprehensive (loss) income:
Net (loss) income	(40,954)	3,224	(37,730)
Total comprehensive (loss) income	(40,954)	3,224	(37,730)
Dividends on common stock	(5,044)	-	(5,044)
Balance at March 31, 2010	$783,710	$43,424	$827,134

1Represents 124,191 shares purchased in connection with employee tax withholding for shares vested.
2Represents 115,639 shares purchased in connection with employee tax withholding for shares vested.
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

US Highway 20 Project
GCCO and its wholly-owned subsidiary, Granite Northwest, Inc., are the members of a joint venture known as Yaquina River Constructors (“YRC”) which is constructing a new road alignment of US Highway 20 near Eddyville, Oregon under contract with the Oregon Department of Transportation (“ODOT”). The project involves constructing seven miles of new road through steep and forested terrain in the Coast Range Mountains. During the fall and winter of 2006, extraordinary rain events produced runoff that overwhelmed erosion control measures installed at the project and resulted in discharges to surface water in alleged violations of YRC’s stormwater permit. In June 2009, YRC was informed that the USDOJ assumed the criminal investigation that the Oregon Department of Justice conducted in connection with stormwater runoff from the project. YRC and its members are fully cooperating in the investigation.  We have not been notified nor are aware whether any criminal charges or civil lawsuits will be brought or against whom, as a result of the USDOJ’s continuing investigation. Therefore, we cannot estimate what, if any, criminal or civil penalty or conditional assessment may result from this investigation.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

City of San Diego Fire Debris Cleanup
In the aftermath of the 2007 San Diego County wildfires, GCCO bid for and was awarded a fixed unit price, variable quantity contract with the City of San Diego (the “City”) to perform specified debris cleanup work. GCCO began work in November 2007 and completed the work in April 2008. In August 2008, the City announced that it would conduct an independent audit of the project. In December 2008, the City’s audit report was released with findings that, while some GCCO billings contained mistakes, rates paid to GCCO appear to be generally reasonable. GCCO has reimbursed the City for the undisputed overbilled amount of less than $3,000. The former San Diego City Attorney, after conducting a separate investigation of GCCO’s work on the project, filed a civil lawsuit in California Superior Court, County of San Diego on October 17, 2008 against GCCO and another contractor that had been awarded a similar cleanup contract with the City. In the complaint, the City alleges that both contractors knowingly presented to the City false claims for payment in violation of the California False Claims Act. The City seeks trebled damages in an amount to be determined, and a civil penalty in the amount of $10,000 for each false claim made in the lawsuit that was transferred to the Superior Court for the County of Orange. In advance of litigating the claims in the Orange County court, GCCO and the City reached a settlement in a mediation session consisting of payment by GCCO to the City which was made after March 31, 2011. The settlement has been accrued as of March 31, 2011 and is not expected to have a material effect on our consolidated financial statements. Pursuant to the terms of the settlement agreement, the City has requested dismissal of the lawsuit with prejudice from the Orange County court. While Granite believes the allegations in the City’s complaint to be without factual or legal basis and denies liability to the City, GCCO agreed to settle the lawsuit to avoid protracted litigation.

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

Our reportable segments are: Construction, Large Project Construction, Construction Materials and Real Estate.

The Construction segment performs various heavy civil construction projects with a large portion of the work focused on new construction and improvement of streets, roads, highways, bridges, site work and other infrastructure projects. These projects are typically bid-build projects completed within two years with a contract value of less than $75 million.

The Large Project Construction segment focuses on large, complex infrastructure projects which typically have longer duration than our Construction segment work. These projects include major highways, mass transit facilities, bridges, tunnels, waterway locks and dams, pipelines, canals and airport infrastructure. This segment primarily includes bid-build, design-build and construction management/general contractor contracts, generally with contract values in excess of $75 million.

The Construction Materials segment mines and processes aggregates and operates plants that produce construction materials for internal use and for sale to third parties.

The Real Estate segment purchases, develops, operates, sells and invests in real estate related projects and provides real estate services for the Company’s operations. The Real Estate segment’s current portfolio consists of residential, retail and office site development projects for sale to home and commercial property developers or held for rental income in Washington, Oregon, California and Texas. In October 2010, we announced our Enterprise Improvement Plan that includes business plans to orderly divest of our real estate investment business consistent with our business strategy to focus on our core business.

The accounting policies of the segments are the same as those described in the Summary of Significant Account Policies contained in our 2010 Annual Report on Form 10-K. We evaluate segment performance based on gross profit or loss, and do not include overhead and non-operating income or expense. Segment assets include property and equipment, intangibles, inventory, equity in construction joint ventures and real estate held for development and sale.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized segment information is as follows:

	Three Months Ended March 31,
(in thousands)	Construction	Large Project Construction	Construction Materials	Real Estate	Total
2011
Total revenue from reportable segments	$92,692	$137,820	$30,656	$2,421	$263,589
Elimination of intersegment revenue	-	-	(6,858)	-	(6,858)
Revenue from external customers	92,692	137,820	23,798	2,421	256,731
Gross profit (loss)	5,553	31,298	(7,270)	407	29,988
Depreciation, depletion and amortization	4,078	768	7,107	88	12,041
Segment assets	120,059	85,931	378,601	88,614	673,205
2010
Total revenue from reportable segments	$81,217	$106,325	$33,720	$7,008	$228,270
Elimination of intersegment revenue	(31)	-	(7,556)	-	(7,587)
Revenue from external customers	81,186	106,325	26,164	7,008	220,683
Gross profit (loss)	1,846	9,483	(7,125)	1,510	5,714
Depreciation, depletion and amortization	5,516	927	8,100	191	14,734
Segment assets	142,150	80,960	385,431	160,610	769,151

A reconciliation of segment gross profit to consolidated loss before benefit from income taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010
Total gross profit from reportable segments	$29,988	$5,714
Selling, general and administrative expenses	43,372	55,292
Gain on sales of property and equipment	2,704	4,452
Other expense	(1,799)	(217)
Loss before benefit from income taxes	$(12,479)	$(45,343)

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Disclosure

From time to time, Granite makes certain comments and disclosures in reports and statements, including in this Quarterly Report on Form 10-Q, or statements made by its officers or directors, that are not based on historical facts, including statements regarding future events, occurrences, circumstances, activities, performance, outcomes and results, that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by words such as “future,” “outlook,” “assumes,” “believes,” “expects,” “estimates,” “anticipates,” “intends,” “plans,” “appears,” “may,” “will,” “should,” “could,” “would,” “continue,” and the negatives thereof or other comparable terminology or by the context in which they are made. In addition, other written or oral statements which constitute forward-looking statements have been made and may in the future be made by or on behalf of Granite. These forward-looking statements are estimates reflecting the best judgment of senior management and are based on our current expectations regarding future events, occurrences, circumstances, activities, performance, outcomes and results. These expectations may or may not be realized. Some of these expectations may be based on beliefs, assumptions or estimates that may prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our business, financial condition, results of operations, cash flows and liquidity. Such risks and uncertainties include, but are not limited to, those more specifically described in our Annual Report on Form 10-K under “Item 1A. Risk Factors.” Due to the inherent risks and uncertainties associated with our forward-looking statements, the reader is cautioned not to place reliance on them. The reader is also cautioned that the forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as required by law, we undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

We are one of the largest diversified heavy civil contractors and construction materials producers in the United States, engaged in the construction and improvement of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, dams and other infrastructure-related projects. We own aggregate reserves and plant facilities to produce construction materials for use in our construction business and for sale to third parties. We also operate a real estate investment and development company. Our permanent offices are located in Alaska, Arizona, California, Florida, Nevada, New York, Texas, Utah and Washington. We have four reportable business segments: Construction, Large Project Construction, Construction Materials and Real Estate (see Note 17 of “Notes to the Condensed Consolidated Financial Statements”). In October 2010, we announced our Enterprise Improvement Plan that includes business plans to orderly divest of our real estate investment business consistent with our business strategy to focus on our core business.

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

Our typical construction project begins with the preparation and submission of a bid to a customer. If selected as the successful bidder, we generally enter into a contract with the customer that provides for payment upon completion of specified work or units of work as identified in the contract. We usually invoice our customers on a monthly basis. Our contracts frequently call for retention that is a specified percentage withheld from each payment until the contract is completed and the work accepted by the customer. Additionally, we defer recognition of profit on projects until they reach at least 25% completion (see “Gross Profit (Loss)” section below) and our profit recognition is based on estimates that change over time. Our revenue, gross margin and cash flows can differ significantly from period to period due to a variety of factors including the projects’ stage of completion, the mix of early and late stage projects, our estimates of contract costs and the payment terms of our contracts. The timing differences between our cash inflows and outflows require us to maintain adequate levels of working capital.

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

Current Economic Environment and Outlook

Our year-over-year results have improved for the three months ended March 31, 2011.  However, funding issues for public sector infrastructure projects as well as weak demand for private sector commercial and residential development continue to create intense competition for construction contracts and sales of construction materials. In particular, declining tax revenues, budget deficits, financing constraints and competing priorities have resulted in cutbacks in new infrastructure projects in the public sector. In addition, levels of new commercial and residential construction projects have declined significantly due to an oversupply of existing inventories of commercial and residential properties, declining property values and restrictive financing. We expect these challenging conditions to persist throughout 2011, and possibly beyond, pending improvement in the overall level of economic activity, the level of tax revenue collected by public agencies, the competitive landscape and the availability of financing.

Last fall, in response to these challenges, we implemented the Enterprise Improvement Plan to reduce our cost structure. The majority of restructuring charges associated with the Enterprise Improvement Plan were recorded in 2010. During 2011 and beyond we expect to record between $2.0 million and $11.0 million of restructuring charges, primarily related to additional consolidation efforts and assets to be held-for-sale as part of our Enterprise Improvement Plan. The ultimate amount and timing of future restructuring charges is subject to our ability to negotiate sales of certain assets at prices acceptable to us. We had no material restructuring charges during the three months ended March 31, 2011 and 2010.

Results of Operations

Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

Comparative Financial Summary	Three Months Ended March 31,
(in thousands)	2011	2010
Total revenue	$256,731	$220,683
Gross profit	29,988	5,714
Selling, general and administrative expenses	43,372	55,292
Net loss	(7,256)	(37,730)
Amount attributable to noncontrolling interests	(1,751)	(3,224)
Net loss attributable to Granite Construction Incorporated	(9,007)	(40,954)

Revenue

Total Revenue by Segment	Three Months Ended March 31,
(dollars in thousands)	2011		2010
Construction	$92,692	36.1%	$81,186	36.7%
Large Project Construction	137,820	53.7	106,325	48.2
Construction Materials	23,798	9.3	26,164	11.9
Real Estate	2,421	0.9	7,008	3.2
Total	$256,731	100.0%	$220,683	100.0%

Construction Revenue	Three Months Ended March 31,
(dollars in thousands)	2011		2010
California:
Public sector	$43,404	46.8%	$32,543	40.2%
Private sector	9,476	10.2	7,232	8.9
Northwest:
Public sector	22,622	24.4	22,433	27.6
Private sector	3,487	3.8	690	0.8
East:
Public sector	13,642	14.7	17,081	21.0
Private sector	61	0.1	1,207	1.5
Total	$92,692	100.0%	$81,186	100.0%

Revenue for the three months ended March 31, 2011 increased by $11.5 million, or 14.2%, compared to the first quarter of 2010. The increase reflects improved construction activity in our California operations as a result of entering the year with greater backlog. In addition, Construction segment activity in 2010 was hampered by unusually wet weather conditions. Revenue in the East was lower as more of our current Construction segment projects are in locations where we are unable to work during winter months.

Large Project Construction Revenue1	Three Months Ended March 31,
(dollars in thousands)	2011		2010
California	$15,008	10.9%	$11,986	11.3%
Northwest	23,980	17.4	5,763	5.4
East	98,832	71.7	88,576	83.3
Total	$137,820	100.0%	$106,325	100.0%

1For the periods presented, all Large Project Construction revenue was earned from the public sector.

Revenue for the three months ended March 31, 2011 increased by $31.5 million, or 29.6%, compared to the first quarter of 2010. The increases in California and the East were primarily due to higher production levels on jobs that were in the early stages of construction in the first quarter of 2010. Revenue in the Northwest was significantly higher as a result of work completed on two projects that were awarded in 2010.

Construction Materials Revenue	Three Months Ended March 31,
(dollars in thousands)	2011		2010
California	$18,893	79.4%	$20,462	78.2%
Northwest	2,125	8.9	2,650	10.1
East	2,780	11.7	3,052	11.7
Total	$23,798	100.0%	$26,164	100.0%

Revenue for the three months ended March 31, 2011 decreased by $2.4 million, or 9.0%, compared to the first quarter of 2010. The decrease was primarily due to continued weakness in the commercial and residential development markets.

Real Estate Revenue
Revenue for the three months ended March 31, 2011 decreased to $2.4 million from $7.0 million in the first quarter of 2010. The decrease was attributable to the sale of a commercial property in California during the first quarter of 2010.

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

The following tables illustrate our contract backlog as of the respective dates:

Total Contract Backlog by Segment
(dollars in thousands)	March 31, 2011		December 31, 2010		March 31, 2010
Construction	$696,055	34.7%	$465,271	24.5%	$487,751	30.9%
Large Project Construction	1,307,622	65.3	1,433,899	75.5	1,091,251	69.1
Total	$2,003,677	100.0%	$1,899,170	100.0%	$1,579,002	100.0%

Construction Contract Backlog
(dollars in thousands)	March 31, 2011		December 31, 2010		March 31, 2010
California:
Public sector	$383,032	55.0%	$185,115	39.9%	$176,919	36.2%
Private sector	15,295	2.2	15,054	3.2	6,602	1.4
Northwest:
Public sector	215,810	31.0	181,996	39.1	222,767	45.7
Private sector	10,840	1.6	13,941	3.0	4,934	1.0
East:
Public sector	70,482	10.1	68,508	14.7	75,042	15.4
Private sector	596	0.1	657	0.1	1,487	0.3
Total	$696,055	100.0%	$465,271	100.0%	$487,751	100.0%

Contract backlog of $696.1 million at March 31, 2011 was $230.8 million, or 49.6%, higher than at December 31, 2010 and $208.3 million, or 42.7%, higher than at March 31, 2010. The increase from December 31, 2010 was the result of new contracts awarded in the first quarter, including two highway rehabilitation projects of $50.8 million and $58.6 million and a rail relocation project of $41.5 million, all in California. The increase from March 31, 2010 was attributable to higher contract backlog entering 2011.

Large Project Construction Contract Backlog1
(dollars in thousands)	March 31, 2011		December 31, 2010		March 31, 2010
California	$154,678	11.8%	$166,084	11.6%	$40,842	3.7%
Northwest	478,301	36.6	501,297	34.9	61,907	5.7
East	674,643	51.6	766,518	53.5	988,502	90.6
Total	$1,307,622	100.0%	$1,433,899	100.0%	$1,091,251	100.0%

1For all dates presented, Large Project Construction contract backlog is related to contracts with public agencies.

Contract backlog of $1.3 billion at March 31, 2011 was $126.3 million, or 8.8%, lower than at December 31, 2010, and $216.4 million, or 19.8%, higher than at March 31, 2010. The decrease from December 31, 2010 reflected work completed during the quarter. There were no significant Large Project Construction segment awards during the three months ended March 31, 2011. The increase from March 31, 2010 was attributable to higher contract backlog entering 2011. In April 2011, we received a $72.0 million award for a highway project in Nevada that will be booked into contract backlog in the second quarter of 2011.

Included in contract backlog as of March 31, 2011, December 31, 2010 and March 31, 2010 is $232.3 million, $249.8 million and $87.9 million, respectively, associated with noncontrolling interests.

Gross Profit (Loss)

The following table presents gross profit (loss) by business segment for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2011	2010
Construction	$5,553	$1,846
Percent of segment revenue	6.0%	2.3%
Large Project Construction	$31,298	$9,483
Percent of segment revenue	22.7%	8.9%
Construction Materials	$(7,270)	$(7,125)
Percent of segment revenue	-30.5%	-27.2%
Real Estate	$407	$1,510
Percent of segment revenue	16.8%	21.5%
Total gross profit	$29,988	$5,714
Percent of total revenue	11.7%	2.6%

We defer profit recognition until a project reaches at least 25% completion. In the case of large, complex design/build projects, we may defer profit recognition beyond the point of 25% completion until such time as we believe we have enough information to make a reasonably dependable estimate of contract revenue and cost. Because we have a large number of smaller projects at various stages of completion in our Construction segment, this policy generally does not impact gross profit significantly on a quarterly or annual basis. However, our Large Project Construction segment has fewer projects at any given time and gross profit can vary significantly in periods where one or several projects reach our percentage of completion threshold and the deferred profit is recognized or, conversely, in periods where contract backlog is growing rapidly and a higher percentage of projects are in their early stages with no associated gross profit recognition.

The following table presents revenue from projects that have not yet reached our profit recognition threshold:

	Three Months Ended March 31,
(in thousands)	2011	2010
Construction	$8,983	$6,158
Large Project Construction	47,223	34,945
Total revenue from contracts with deferred profit	$56,206	$41,103

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

When we experience significant contract forecast changes, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as a change in estimate for the current period. In our review of these changes for the three months ended March 31, 2011, we did not identify any material amounts that should have been recorded in a prior period.

Construction gross profit for the three months ended March 31, 2011 increased $3.7 million compared to the same period in 2010. This increase was primarily due to higher revenues and the revision in estimate on one project during 2011 from the resolution of project uncertainties (see Note 2 of “Notes to the Condensed Consolidated Financial Statements”).

Large Project Construction gross profit for the three months ended March 31, 2011 increased $21.8 million compared to the same period in 2010. The increase was largely due to the recognition of deferred profit on a project in the East that reached the profit recognition threshold in the quarter. In addition, the increase was due to a net increase of $8.7 million from revisions in estimates (see Note 2 of “Notes to the Condensed Consolidated Financial Statements”). On a large highway project in mountainous terrain in Oregon, unanticipated ground movement was observed at several hillsides beginning in 2010. In some locations, the ground movements have caused damage to completed portions of bridge structures. Although work on the project is continuing, the corrective work required to complete the project has not yet been determined.  The Company and the project owner (Oregon Department of Transportation) are engaged in the contractual dispute resolution process to determine the parties’ responsibilities for design issues and which party bears the financial responsibility for the corrective work.  At this time, the Company cannot predict the timing of the resolution of this matter or reasonably estimate the impact, if any, that the resolution of this matter may have on the projected financial results for this project. If the required corrective work is determined to be substantial, and the Company is determined to bear the financial responsibility for the corrective work, the Company’s results of operations and cash flows for one or more future periods could be materially and adversely affected. Due to the uncertainties described above, no revisions in estimates were made in the three months ended March 31, 2011 related to this project.

Construction Materials gross loss for the three months ended March 31, 2011 remained relatively unchanged compared to the same period in 2010.

Real Estate gross profit was $0.4 million for the three months ended March 31, 2011 compared to $1.5 million in the first quarter of 2010. The decrease was primarily due to limited sales activity during the first quarter of 2011.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2011	2010
Selling
Salaries and related expenses	$10,810	$13,770
Other selling expenses	1,658	2,776
Total selling	12,468	16,546
General and administrative
Salaries and related expenses	14,921	20,700
Restricted stock amortization	2,990	3,041
Other general and administrative expenses	12,993	15,005
Total general and administrative	30,904	38,746
Total selling, general and administrative	$43,372	$55,292
Percent of revenue	16.9%	25.1%

Selling, general and administrative expenses for the three months ended March 31, 2011 decreased $11.9 million, or 21.6%, compared to the same period in 2010.

Selling Expenses
Selling expenses include the costs of business and aggregate resource development, estimating and bidding. Selling compensation can vary depending on the level of projects in process in a particular area and the number of employees assigned to estimating and bidding activities. As projects are completed or the level of work slows down, we temporarily redeploy project employees to work on bidding activities of new projects, moving their salaries and related costs from cost of revenue to selling expenses.

Total selling expenses for the three months ended March 31, 2011 decreased $4.1 million, or 24.6%, compared to the same period in 2010 primarily due to workforce reductions associated with our Enterprise Improvement Plan and a decrease in costs related to bidding activities.

General and Administrative Expenses
General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Among these are costs associated with variable cash and restricted stock performance-based incentives for select management personnel on which our compensation strategy heavily relies. The cash portion of these incentives is expensed when earned while the restricted stock portion is expensed over the vesting period of the restricted stock award (generally three years).

Total general and administrative expenses for the three months ended March 31, 2011 were $7.8 million lower than in the same quarter of 2010. Salaries and related expenses for the three months ended March 31, 2011 decreased $5.8 million when compared to the same period of 2010 primarily due to the reduction in workforce associated with our Enterprise Improvement Plan. Other general and administrative expenses for the first quarter of 2011 decreased $2.0 million when compared to the same period of 2010 due to our efforts to reduce our cost structure and discretionary spending, including a decrease of approximately $1.2 million in travel expenses, consulting fees and occupancy as well as a decrease of approximately $0.6 million in depreciation expense.

Other general and administrative expenses include incentive compensation and discretionary profit sharing, information technology, occupancy, office supplies, depreciation, travel and entertainment, outside services, training and other miscellaneous expenses, none of which individually exceeded 10% of total selling, general and administrative expenses.

Other Expense

The following table presents the components of other expense for the respective periods:

	Three Months Ended March 31,
(in thousands)	2011	2010
Interest income	$1,244	$939
Interest expense	(3,356)	(3,734)
Equity in loss of affiliates	(257)	(319)
Other income, net	570	2,897
Total other expense	$(1,799)	$(217)

Other income, net for the three months ended March 31, 2010 consists primarily of a gain of $1.7 million related to life insurance proceeds. All other items for the three months ended March 31, 2011 remained relatively unchanged when compared to the same period in 2010.

Income Taxes

The following table presents the benefit from income taxes for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2011	2010
Benefit from income taxes	$(5,223)	$(7,613)
Effective tax rate	41.9%	16.8%

Our effective tax rate increased to 41.9% for the three months ended March 31, 2011 from 16.8% for the corresponding period in 2010. The change was primarily due to a favorable tax settlement in 2011 with the Internal Revenue Service, partially offset by an immaterial adjustment related to prior periods, both of which are considered discrete items for tax provision purposes for the three months ended March 31, 2011.  In addition, our effective tax rate for the three months ended March 31, 2010 was affected by non-taxable life insurance proceeds considered a discrete item for tax provision purposes.

Noncontrolling Interests

The following table presents the amount attributable to noncontrolling interests in consolidated subsidiaries for the respective periods:

	Three Months Ended March 31,
(in thousands)	2011	2010
Amount attributable to noncontrolling interests	$(1,751)	$(3,224)

The amount attributable to noncontrolling interests represents the noncontrolling owners’ share of the income or loss of our consolidated construction joint ventures and real estate development entities. The balance for the three months ended March 31, 2011 decreased compared to the same periods in 2010 as activity on consolidated joint venture projects neared completion and new consolidated joint ventures have not yet reached profit recognition.

Liquidity and Capital Resources

We believe our cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations through the next twelve months. We maintain a secured revolving credit facility of $100.0 million primarily to provide capital needs to fund growth opportunities, either internally or generated through acquisition (see “Credit Agreement” section below for further discussion). We do not anticipate that this credit facility will be required to fund future operations. If we experience a prolonged change in our business operating results or make a significant acquisition, we may need to acquire additional sources of financing, which, if available, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements.

The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated joint ventures, as of the respective dates:

	March 31,	December 31,	March 31,
(in thousands)	2011	2010	2010
Cash and cash equivalents excluding consolidated joint ventures	$132,790	$142,642	$122,827
Consolidated joint venture cash and cash equivalents1	107,978	109,380	99,268
Total consolidated cash and cash equivalents	240,768	252,022	222,095
Short-term and long-term marketable securities2	129,335	143,706	167,403
Total cash, cash equivalents and marketable securities	$370,103	$395,728	$389,498

1The decision to distribute joint venture cash and cash equivalents must generally be made jointly by all of the partners and, accordingly, such cash and cash equivalents generally are not available for the working capital needs of Granite.
2See Note 3 of “Notes to the Condensed Consolidated Financial Statements” for the composition of our marketable securities.

Our primary sources of liquidity are cash and cash equivalents and marketable securities. We may also from time to time issue and sell equity, debt or hybrid securities or engage in other capital markets transactions.

Our cash and cash equivalents consisted of commercial paper, deposits and money market funds held with established national financial institutions. Marketable securities consist of U.S. government and agency obligations, commercial paper, municipal bonds and corporate bonds. Cash and cash equivalents held by our consolidated joint ventures represent the working capital needs of each joint venture’s project. The decision to distribute joint venture cash must generally be made jointly by all of the partners and, accordingly, these funds generally are not available for the working capital or other liquidity needs of Granite.

Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends on our capital stock. We may also from time to time prepay or repurchase outstanding indebtedness, and acquire assets or businesses that are complementary to our operations.

Cash Flows (in thousands)	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in):
Operating activities	$676	$(24,354)
Investing activities	5,011	(63,402)
Financing activities	(16,941)	(29,105)

Cash provided by operating activities of $0.7 million for the three months ended March 31, 2011 represents a $25.0 million increase from the amount used during the same period in 2010. The increase in cash was primarily driven by a decrease in our net loss.

Cash provided by investing activities of $5.0 million for the three months ended March 31, 2011 represents a $68.4 million change from the amount used during the same period in 2010. The change was primarily due to a $58.4 million increase in cash provided by net proceeds from marketable securities. In addition, the first quarter of 2010 included a $6.4 million investment in a corporation that designs and manufactures power generation and equipment systems.

Cash used in financing activities for the three months ended March 31, 2011 decreased $12.2 million compared to the same quarter in 2010. The primary reason for this change was a $10.0 million decrease in net distributions to noncontrolling partners. Additionally, long-term debt principal payments were $1.5 million lower as a result of a reduction in real estate development activity.

Capital Expenditures

During the three months ended March 31, 2011, we had capital expenditures of $11.8 million compared to $14.7 million during the three months ended March 31, 2010. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate investing up to $54.0 million in capital expenditures during 2011.

Credit Agreement

We have a $100.0 million committed secured revolving credit facility, with a sublimit for letters of credit of $50.0 million (“Credit Agreement”). Borrowings under the Credit Agreement bear interest at LIBOR plus an applicable margin. LIBOR varies based on the applicable loan term. The applicable margin is based upon certain financial ratios calculated quarterly and was 2.75% at March 31, 2011. Accordingly, the effective interest rate was between 2.96% and 3.52% at March 31, 2011. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on substantially all of the assets of Granite Construction Incorporated and our subsidiaries that are guarantors or co-borrowers under the Credit Agreement, excluding any owned or leased real property subject to an existing mortgage. At March 31, 2011, there were no revolving loans outstanding under the Credit Agreement, but there were standby letters of credit totaling approximately $3.2 million. The letters of credit will expire between October 2011 and March 2012. These letters of credit will be replaced upon expiration.

The most significant restrictive covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Tangible Net Worth, a minimum Consolidated Interest Coverage Ratio and a maximum Adjusted Consolidated Leverage Ratio. The calculations and terms of such covenants are defined by Amendment No. 1 of the Credit Agreement filed as Exhibit 10.1 to our Form 8-K filed December 30, 2010. As of March 31, 2011 and pursuant to the definitions in the Credit Agreement, our Consolidated Tangible Net Worth was $709.6 million, which exceeded the minimum of $630.7 million, the Consolidated Interest Coverage Ratio was 8.37, which exceeded the minimum of 4.00 and the Adjusted Consolidated Leverage Ratio was 1.92, which did not exceed the maximum of 4.00. The maximum Adjusted Consolidated Leverage Ratio remains at 4.00 through the quarter ending September 30, 2011 and subsequently decreases in 0.25 increments until reaching 3.00 for the quarter ending March 31, 2013.

Senior Notes Payable

As of March 31, 2011, senior notes payable in the amount of $25.0 million were due to a group of institutional holders in nine equal annual installments which began in 2005 and bear interest at 6.96% per annum. The most significant covenants under the terms of the related agreement require the maintenance of a minimum Consolidated Net Worth, the calculations and terms of which are defined by the related agreement filed as Exhibit 10.3 to our Form 10-Q filed August 14, 2001. As of March 31, 2011 and pursuant to the definitions in the note agreement, our Consolidated Net Worth was $745.3 million, which exceeded the minimum of $656.4 million.

In addition, as of March 31, 2011, senior notes payable in the amount of $200.0 million were due to a second group of institutional holders in five equal annual installments beginning in 2015 and bear interest at 6.11% per annum. The most significant covenants under the terms of the related agreement require the maintenance of a minimum Consolidated Net Worth, the calculations and terms of which are defined by the related agreement filed as Exhibit 10.1 to our Form 8-K filed January 31, 2008. As of March 31, 2011 and pursuant to the definitions in the note agreement, our Consolidated Net Worth was $745.3 million, which exceeded the minimum of $667.3 million.

Surety Bonds and Real Estate Mortgages

We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At March 31, 2011, approximately $1.9 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

A significant portion of our real estate held for development and sale is subject to mortgage indebtedness. All of this indebtedness is non-recourse to Granite, but is recourse to the real estate entities that incurred the indebtedness. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entities to repay portions of the debt. During the quarter ended March 31, 2011, we provided funding of $7.2 million to our real estate entities to either pay off or refinance certain real estate loans. As of March 31, 2011, the principal amount of debt of our real estate entities secured by mortgages was $47.7 million, of which $17.2 million was included in current liabilities and $30.5 million was included in long-term liabilities on our condensed consolidated balance sheet.

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

As of March 31, 2011, we were in compliance with the covenants contained in our senior note agreements and Credit Agreement.

Except as noted below, as of March 31, 2011, we were in compliance with the covenants contained in our debt agreements related to our consolidated real estate entities, and we are not aware of any material non-compliance by any of our unconsolidated entities with the covenants contained in their debt agreements. At March 31, 2011, one of our consolidated and one of our unconsolidated real estate entities were in default under certain debt agreements as a result of their failure to make timely required principal and/or interest payments. Each affected loan is non-recourse to Granite and these defaults do not result in cross-defaults under other debt agreements which Granite is the obligor; however, there is recourse to the real estate entities that incurred the debt. The defaults do not result in cross-defaults under other debt agreements for which Granite is the obligor. Subsequent to March 31, 2011, our consolidated real estate entity was no longer in default as a result of receiving an extension on its past due debt agreement. The unconsolidated real estate entity in default is currently in discussions with lenders to revise the terms of the defaulted debt agreement. While there can be no assurance that these discussions will be successful, we have the ability to cure this default, if required.

Share Purchase Program

In 2007, our Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion. As of March 31, 2011, $64.1 million was available for purchase. We did not purchase shares under the share purchase program in any of the periods presented.

Website Access

Our website address is www.graniteconstruction.com. On our website we make available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission. The information on our website is not incorporated into, and is not part of, this report. These reports, and any amendments to them, are also available at the website of the U.S. Securities and Exchange Commission, www.sec.gov.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There was no significant change in our exposure to market risks since December 31, 2010.

Item 4.	CONTROLS AND PROCEDURES

Our management carried out, as of March 31, 2011, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the first quarter of 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The description of the matters set forth in Part I, Item 1 of this Report under “Note 16 - Legal Proceedings” is incorporated herein by reference.

Item 1A.	RISK FACTORS

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2011, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended March 31, 2011:

Period	Total number of shares purchased1	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs2
January 1, 2011 through January 31, 2011	2,323	$27.43	-	$64,065,401
February 1, 2011 through February 28, 2011	-	-	-	$64,065,401
March 1, 2011 through March 31, 2011	121,868	28.32	-	$64,065,401
	124,191	$28.30	-

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

Pursuant to Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), operators of a coal or other mine that are also required to file reports under Section 13(a) of the Exchange Act must include in each periodic report filed with the SEC certain information regarding health and safety violations at its mines.

We operate surface mines in the western United States to produce construction aggregates. The operation of our mines is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA conducted 14 inspections at 12 of our mines during the three months ended March 31, 2011. There were no reportable citations or orders following 12 of those inspections. The chart below contains information regarding certain mining safety and health citations or orders that MSHA issued during the quarter ended March 31, 2011 with respect to our mining operations. With respect to this information, it should be noted that: (i) the number of citations and orders will vary depending on the size of the mine, (ii) the number of citations issued will vary from inspector to inspector and mine to mine, and (iii) citations and orders can be contested and appealed, and in that process, may be reduced in severity and amount, and are sometimes dismissed.

(dollars in thousands)	Three Months Ended March 31, 2011
Name of Mine	Section 1041	Section 104(d)2	Proposed Assessments3
Indio	1	-	$3
Lockwood Quarry	1	-	-
Total	2	-	$3

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

During the quarter ended March 31, 2011, with respect to our mines, MSHA did not issue any orders requiring persons to be withdrawn from the areas affected by the alleged violations of mandatory health or safety standards under Section 104(b) of the Mine Act, did not identify any flagrant violations under Section 110(b)(2) of the Mine Act and did not issue any imminent danger orders requiring immediate withdrawal from the affected areas under Section 107(a) of the Mine Act. We did not experience any mining-related fatalities in the quarter ended March 31, 2011. Furthermore, during the quarter ended March 31, 2011, we did not receive written notice of a pattern of violations of mandatory health or safety standards from MSHA under Section 104(e) of the Mine Act or of the potential to have a pattern of violations of mandatory health or safety standards from MSHA. None of the citations issued during the first quarter of 2011 are the subject of a formal appeal before the Federal Mine Safety and Health Review Commission.

During the first quarter of 2011, our safety efforts and commitment to making sure our employees have a safe place to work were recognized with a second place Construction Safety Excellence Award from the Associated General Contractors of America in the over one million man-hour category.

Item 6.	EXHIBITS

10.1	†	Amendment No. 1 to the Executive Retention and Severance Plan
31.1	†	Certification of Principal Executive Officer
31.2	†	Certification of Principal Financial Officer
32	††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	††	XBRL Instance Document
101.SCH	††	XBRL Taxonomy Extension Schema
101.CAL	††	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	††	XBRL Taxonomy Extension Label Linkbase
101.PRE	††	XBRL Taxonomy Extension Presentation Linkbase

	†	Filed herewith
	††	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date:	May 5, 2011	By:	/s/ Laurel J. Krzeminski
Laurel J. Krzeminski
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)