Form 10-Q
period 2011-06-30
GRANITE CONSTRUCTION INC
filed 2011-08-04
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 26, 2011.

Class	Outstanding
Common Stock, $0.01 par value	38,671,914 shares

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)
	June 30, 2011	December 31, 2010	June 30, 2010
ASSETS
Current assets
Cash and cash equivalents	$190,069	$252,022	$208,450
Short-term marketable securities	78,255	109,447	73,566
Receivables, net	283,944	243,986	295,779
Costs and estimated earnings in excess of billings	51,739	10,519	56,665
Inventories	64,727	51,018	48,529
Real estate held for development and sale	78,725	75,716	148,897
Deferred income taxes	52,714	53,877	31,870
Equity in construction joint ventures	87,653	74,716	72,571
Other current assets	34,779	42,555	39,031
Total current assets	922,605	913,856	975,358
Property and equipment, net	464,616	473,607	501,258
Long-term marketable securities	49,580	34,259	68,291
Investments in affiliates	32,932	31,410	31,210
Other noncurrent assets	82,214	82,401	79,060
Total assets	$1,551,947	$1,535,533	$1,655,177

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$8,351	$8,359	$8,538
Current maturities of non-recourse debt	16,454	29,760	39,657
Accounts payable	179,664	129,700	173,637
Billings in excess of costs and estimated earnings	122,014	120,185	144,935
Accrued expenses and other current liabilities	156,727	150,773	161,632
Total current liabilities	483,210	438,777	528,399
Long-term debt	208,519	217,014	216,870
Long-term non-recourse debt	28,907	25,337	16,615
Other long-term liabilities	46,460	47,996	49,197
Deferred income taxes	10,983	10,774	27,905
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding 38,667,457 shares as of June 30, 2011, 38,745,542 shares as of December 31, 2010 and 38,788,581 shares as of June 30, 2010	387	387	388
Additional paid-in capital	105,287	104,232	98,142
Retained earnings	642,228	656,412	677,873
Total Granite Construction Incorporated shareholders’ equity	747,902	761,031	776,403
Noncontrolling interests	25,966	34,604	39,788
Total equity	773,868	795,635	816,191
Total liabilities and equity	$1,551,947	$1,535,533	$1,655,177
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
Construction	$260,600	$237,943	$353,292	$319,129
Large project construction	162,338	153,328	300,158	259,653
Construction materials	58,114	61,089	81,912	87,253
Real estate	3,622	1,844	6,043	8,852
Total revenue	484,674	454,204	741,405	674,887
Cost of revenue
Construction	237,211	215,042	324,350	294,382
Large project construction	149,680	131,493	256,202	228,335
Construction materials	49,644	56,609	80,712	89,898
Real estate	3,183	1,362	5,197	6,860
Total cost of revenue	439,718	404,506	666,461	619,475
Gross profit	44,956	49,698	74,944	55,412
Selling, general and administrative expenses	38,793	51,357	82,165	106,649
Gain on sales of property and equipment	3,270	3,800	5,974	8,252
Operating income (loss)	9,433	2,141	(1,247)	(42,985)
Other expense
Interest income	575	1,098	1,819	2,037
Interest expense	(879)	(3,013)	(4,235)	(6,747)
Equity in loss of affiliates	(181)	(387)	(438)	(706)
Other (expense) income, net	(688)	1,934	(118)	4,831
Total other expense	(1,173)	(368)	(2,972)	(585)
Income (loss) before provision for (benefit from) income taxes	8,260	1,773	(4,219)	(43,570)
Provision for (benefit from) income taxes	2,087	4,406	(3,136)	(3,207)
Net income (loss)	6,173	(2,633)	(1,083)	(40,363)
Amount attributable to noncontrolling interests	(1,227)	(4,058)	(2,978)	(7,282)
Net income (loss) attributable to Granite Construction Incorporated	$4,946	$(6,691)	$(4,061)	$(47,645)

Net income (loss) per share attributable to common shareholders (see Note 14)
Basic	$0.13	$(0.18)	$(0.11)	$(1.26)
Diluted	$0.13	$(0.18)	$(0.11)	$(1.26)
Weighted average shares of common stock
Basic	38,140	37,850	38,052	37,770
Diluted	38,479	37,850	38,052	37,770
Dividends per common share	$0.13	$0.13	$0.26	$0.26
 The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)
Six Months Ended June 30,	2011	2010
Operating activities
Net loss	$(1,083)	$(40,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	30,464	35,839
Gain on sales of property and equipment	(5,974)	(8,252)
Stock-based compensation	5,913	6,885
Gain on company owned life insurance	(536)	(1,748)
Changes in assets and liabilities, net of the effects of consolidations:
Receivables	(36,910)	(16,396)
Costs and estimated earnings in excess of billings, net	(39,391)	(57,152)
Inventories	(13,709)	(2,729)
Real estate held for development and sale	(1,159)	(6,245)
Equity in construction joint ventures	(12,937)	(5,491)
Other assets, net	5,680	12,691
Accounts payable	49,964	42,066
Accrued expenses and other current liabilities, net	2,942	1,977
Net cash used in operating activities	(16,736)	(38,918)
Investing activities
Purchases of marketable securities	(65,287)	(60,073)
Maturities of marketable securities	58,375	24,900
Proceeds from sale of marketable securities	19,268	10,000
Proceeds from company owned life insurance	—	2,078
Additions to property and equipment	(27,542)	(21,809)
Proceeds from sales of property and equipment	10,266	11,936
Purchase of private preferred stock	(50)	(6,400)
Other investing activities, net	170	(869)
Net cash used in investing activities	(4,800)	(40,237)
Financing activities
Long-term debt principal payments	(16,151)	(18,155)
Cash dividends paid	(10,061)	(10,067)
Purchase of common stock	(3,662)	(3,434)
Distributions to noncontrolling partners, net	(11,616)	(19,797)
Other financing activities	1,073	102
Net cash used in financing activities	(40,417)	(51,351)
Decrease in cash and cash equivalents	(61,953)	(130,506)
Cash and cash equivalents at beginning of period	252,022	338,956
Cash and cash equivalents at end of period	$190,069	$208,450

Supplementary Information
Cash paid during the period for:
Interest	$8,812	$9,706
Income taxes	240	308
Non-cash investing and financing activities:
Restricted stock/units issued, net of forfeitures	$4,598	$6,908
Accrued cash dividends	5,027	5,043
Debt payments from sale of assets	3,277	4,400
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” “Company” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2011 and 2010 and the results of our operations and cash flows for the periods presented. The December 31, 2010 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements. Interim results are subject to significant seasonal variations and the results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

2.	Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This ASU clarifies the application of certain existing fair value measurement guidance as well as expands the disclosure requirements for fair value measurements that are estimated using significant unobservable (Level 3) inputs and for assets and liabilities disclosed but not recorded at fair value. This ASU will be effective for our fiscal year end 2011. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This ASU requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements rather than as a footnote to the condensed consolidated financial statements, where it is currently disclosed. This ASU will be effective for our quarter ending March 31, 2012. Except for the presentation requirement, the adoption of this ASU will not have an impact on our comprehensive income.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Revisions in Estimates

Our profit recognition related to construction contracts is based on estimates of costs to complete each project. These estimates can vary in the normal course of business as projects progress and uncertainties are resolved. We do not recognize revenue on contract change orders or claims until we have a signed agreement; however, we do recognize costs as incurred and revisions to estimated total costs as soon as the obligation to perform is determined. Approved change orders and claims, as well as changes in related estimates of costs to complete, are considered revisions in estimates. We use the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. Under this option, revisions in estimates are accounted for in their entirety in the period of change. As of June 30, 2011, we had no revisions in estimates that are reasonably certain to impact future periods.

Construction

The net change in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit were net increases of $1.4 million and $2.9 million for the three and six months ended June 30, 2011, respectively. There were no revisions in estimates, either increases or decreases, that individually had an impact of $1.0 million or more on gross profit during the three months ended June 30, 2010. The net change in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit was a net decrease of $1.6 million for the six months ended June 30, 2010. The projects are summarized as follows:

Increases

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2011	2010	2011	2010
Number of projects with upward estimate changes	1	—	2	—
Range of increase in gross profit from each project, net	$1.4	$—	$ 1.4 - 1.5	$—
Increase on project profitability	$1.4	$—	$2.9	$—
The increases during the three and six months ended June 30, 2011 were due to the settlement of outstanding cost issues and owner directed scope changes.

Decreases

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2011	2010	2011	2010
Number of projects with downward estimate changes	—	—	—	1
Range of reduction in gross profit from each project, net	$—	$—	$—	$1.6
Decrease on project profitability	$—	$—	$—	$1.6
The decrease during the six months ended June 30, 2010 was due to rework costs to satisfy contract specifications.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Large Project Construction

The net changes in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit was a net decrease of $0.3 million and a net increase of $5.2 million for the three and six months ended June 30, 2011, respectively. The net changes for the three and six months ended June 30, 2010 were net increases of $6.3 million and $5.9 million, respectively. Amounts attributable to noncontrolling interests were $0.4 million of the net increase for the six months ended June 30, 2011 and $0.5 million and $1.9 million of the net increases for the three and six months ended June 30, 2010, respectively. There were no amounts attributable to noncontrolling interests for the three months ended June 30, 2011. The projects are summarized as follows:

Increases

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2011	2010	2011	2010
Number of projects with upward estimate changes	1	3	4	4
Range of increase in gross profit from each project, net	$1.3	$ 1.1 - 4.0	$ 1.0 - 4.2	$ 1.0 - 4.2
Increase on project profitability	$1.3	$6.3	$11.0	$10.6
The increases during the three and six months ended June 30, 2011 were due to construction costs lower than anticipated and the resolution of a project claim. The increases during the three and six months ended June 30, 2010 were due to settlement of design issues with a subcontractor, construction costs lower than anticipated and improved productivity.

Decreases

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2011	2010	2011	2010
Number of projects with downward estimate changes	1	—	2	2
Range of reduction in gross profit from each project, net	$1.6	$—	$ 2.6 - 3.2	$ 1.8 - 2.9
Decrease on project profitability	$1.6	$—	$5.8	$4.7
The downward estimate changes during the three and six months ended June 30, 2011 were due to lower productivity than originally anticipated. The decreases during the six months ended June 30, 2010 were due to owner directed scope changes as well as site conditions that were different than anticipated.

On a large highway project in mountainous terrain in Oregon, unanticipated ground movement was observed at several hillsides beginning in 2010. In some locations, the ground movements have caused damage to completed portions of bridge structures. Although work on the project is continuing, the corrective work required to complete the project has not yet been determined.  The Company and the project owner (Oregon Department of Transportation) are engaged in the contractual dispute resolution process to determine the parties’ responsibilities for design issues and which party bears the financial responsibility for the corrective work.  At this time, the Company cannot predict the timing of the resolution or reasonably estimate the impact, if any, on the projected financial results for this project. If the required corrective work is determined to be substantial, and the Company is determined to bear the financial responsibility for the corrective work, the Company’s results of operations and cash flows for one or more future periods could be materially and adversely affected. Due to the uncertainties described above, no revisions in estimates were made during the three and six months ended June 30, 2011 related to this project.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Marketable Securities

The carrying amounts of marketable securities were as follows (in thousands):

June 30, 2011	Held-to-Maturity	Trading	Total
U.S. Government and agency obligations	$49,400	$—	$49,400
Commercial paper	19,986	—	19,986
Municipal bonds	5,685	—	5,685
Corporate bonds	3,184	—	3,184
Total short-term marketable securities	78,255	—	78,255
U.S. Government and agency obligations	40,144	—	40,144
Municipal bonds	4,091	—	4,091
Corporate bonds	5,345	—	5,345
Total long-term marketable securities	49,580	—	49,580
Total marketable securities	$127,835	$—	$127,835

December 31, 2010
U.S. Government and agency obligations	$40,047	$—	$40,047
Commercial paper	33,971	—	33,971
Municipal bonds	10,896	—	10,896
Corporate bonds	10,122	—	10,122
Equity securities - mutual funds	—	14,411	14,411
Total short-term marketable securities	95,036	14,411	109,447
U.S. Government and agency obligations	30,618	—	30,618
Municipal bonds	3,641	—	3,641
Total long-term marketable securities	34,259	—	34,259
Total marketable securities	$129,295	$14,411	$143,706

June 30, 2010
U.S. Government and agency obligations	$30,388	$—	$30,388
Commercial paper	24,969	—	24,969
Municipal bonds	13,020	—	13,020
Equity securities - mutual funds	—	5,189	5,189
Total short-term marketable securities	68,377	5,189	73,566
U.S. Government and agency obligations	60,430	—	60,430
Municipal bonds	7,861	—	7,861
Total long-term marketable securities	68,291	—	68,291
Total marketable securities	$136,668	$5,189	$141,857

Scheduled maturities of held-to-maturity investments were as follows (in thousands):

June 30, 2011
Due within one year	$78,255
Due in one to five years	49,580
Total	$127,835

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Fair Value Measurement

The following tables summarize each class of assets and liabilities measured at fair value on a recurring basis:

June 30, 2011	Fair Value Measurement at Reporting Date Using
(in thousands)	Level 1[1]	Level 2[2]	Level 3[3]	Total
Cash equivalents
Money market funds	$163,058	$—	$—	$163,058
Total	$163,058	$—	$—	$163,058

December 31, 2010	Fair Value Measurement at Reporting Date Using
(in thousands)	Level 1[1]	Level 2[2]	Level 3[3]	Total
Cash equivalents
Money market funds	$226,009	$—	$—	$226,009
Trading securities
Equity securities - mutual funds	14,411	—	—	14,411
Total	$240,420	$—	$—	$240,420

June 30, 2010	Fair Value Measurement at Reporting Date Using
(in thousands)	Level 1[1]	Level 2[2]	Level 3[3]	Total
Cash equivalents
Money market funds	$176,139	$—	$—	$176,139
Trading securities
Equity securities - mutual funds	5,189	—	—	5,189
Total	$181,328	$—	$—	$181,328
1Quoted prices in active markets for identical assets or liabilities.
2Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
3Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

A reconciliation of money market funds to consolidated cash and cash equivalents is as follows:

(in thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Money market funds	$163,058	$226,009	$176,139
Held-to-maturity commercial paper	—	4,999	19,993
Cash	27,011	21,014	12,318
Total cash and cash equivalents	$190,069	$252,022	$208,450

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

(in thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Carrying amount
Senior notes payable	$216,667	$225,000	$225,000

Fair value
Senior notes payable	$240,442	$245,911	$246,088

We measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis. During the three and six months ended June 30, 2011 and 2010, we did not record any significant fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

6.	Receivables, Net

(in thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Construction contracts:
Completed and in progress	$155,807	$121,664	$155,343
Retentions	79,598	96,333	88,973
Total construction contracts	235,405	217,997	244,316
Construction material sales	39,074	17,674	39,989
Other	12,605	11,612	15,106
Total gross receivables	287,084	247,283	299,411
Less: allowance for doubtful accounts	3,140	3,297	3,632
Total net receivables	$283,944	$243,986	$295,779

Included in other receivables at June 30, 2011, December 31, 2010 and June 30, 2010 were items such as notes receivable, interest receivable, fuel tax refunds and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates.

Financing receivables consisted of long-term notes receivable and retentions receivable. As of June 30, 2011, December 31, 2010 and June 30, 2010, long-term notes receivable outstanding were $2.1 million, $1.8 million and $3.0 million, respectively, and primarily related to loans made to employees or unconsolidated affiliates and were included in other noncurrent assets on our condensed consolidated balance sheets.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We segregate our retention receivables into two categories: escrow and non-escrow and the balances in each category were as follows:

(in thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Escrow	$38,366	$43,841	$39,336
Non-escrow	41,232	52,492	49,637
Total retention receivables	$79,598	$96,333	$88,973

The escrow receivables include amounts due to Granite which have been deposited into an escrow account and bear interest. Typically, escrow retention receivables are held until work on a project is complete and has been accepted by the owner who then releases those funds, along with accrued interest, to us. There is minimal risk of not collecting on these amounts.

Non-escrow retention receivables are amounts that the project owner has contractually withheld that will be paid upon owner acceptance of contract completion. We evaluate our non-escrow retention receivables using certain customer information that includes the following:

•
Federal - includes federal agencies such as the Bureau of Reclamation, the Army Corp of Engineers, and the Bureau of Indian Affairs. The obligations of these agencies are backed by the federal government. Consequently there is minimal risk of not collecting the amounts we are entitled to receive.

•
State - primarily state departments of transportation. The risk of not collecting on these accounts is small; however, we have experienced occasional delays in payment as states have struggled with budget issues.

•
Local - these customers include local agencies such as cities, counties and other local municipal agencies. The risk of not collecting on these accounts is small; however, we have experienced occasional delays in payment as some local agencies have struggled to deal with budget issues.

•
Private - includes individuals, developers and corporations. The majority of our collection risk is associated with these customers. We perform ongoing credit evaluations of our customers and generally do not require collateral, although the law provides us certain remedies, including, but not limited to, the ability to file mechanics’ liens on real property improved for private customers in the event of non-payment by such customers.

The following table summarizes the amount of our non-escrow retention receivables within each category:

(in thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Federal	$3,421	$3,080	$1,471
State	7,928	9,507	11,541
Local	20,282	29,451	25,668
Private	9,601	10,454	10,957
Total	$41,232	$52,492	$49,637

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

June 30, 2011	Current	0 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$3,025	$—	$396	$3,421
State	6,951	29	948	7,928
Local	16,294	1,432	2,556	20,282
Private	9,028	222	351	9,601
Total	$35,298	$1,683	$4,251	$41,232

December 31, 2010	Current	0 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$2,587	$174	$319	$3,080
State	4,443	628	4,436	9,507
Local	22,641	2,800	4,010	29,451
Private	9,243	175	1,036	10,454
Total	$38,914	$3,777	$9,801	$52,492

June 30, 2010	Current	0 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$738	$311	$422	$1,471
State	9,472	544	1,525	11,541
Local	20,874	1,463	3,331	25,668
Private	9,537	465	955	10,957
Total	$40,621	$2,783	$6,233	$49,637

Federal, state and local agencies generally require several approvals to release payments, and these approvals often take over 90 days past contractual due dates to obtain. Amounts past due from government agencies primarily result from delays caused by paperwork processing and obtaining proper agency approvals rather than lack of funds. As of June 30, 2011, December 31, 2010 and June 30, 2010 our allowance for doubtful accounts contained no material provision related to non-escrow retention receivables as we determined there were no significant collectibility issues.

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

Our agreements with our joint venture partners for both construction joint ventures and line item joint ventures provide that each party will pay for any losses it is responsible for under the joint venture agreement. Circumstances that could lead to a loss under our joint venture arrangements beyond our stated ownership interest include the failure of a partner to contribute additional funds to the venture in the event the project incurs a loss or additional costs that we could incur should a partner fail to provide the services and resources that it had committed to provide in the joint venture agreement. Due to the joint and several nature of the obligations under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for performance of the outstanding work.

At June 30, 2011, there was approximately $1.7 billion of construction revenue to be recognized on unconsolidated construction joint venture contracts of which $0.6 billion represented our share and the remaining $1.1 billion represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.

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

The adoption of the new consolidation requirements under ASC Topic 810 resulted in the consolidation of one construction joint venture in our consolidated financial statements on March 31, 2010 that was previously reported on a pro rata basis. This consolidation resulted in increases of $2.4 million in assets, $1.7 million in liabilities and $0.8 million in noncontrolling interests in our consolidated financial statements. Based on our ongoing primary beneficiary assessments, there were no other changes to our determinations of whether we are the VIE’s primary beneficiary for existing construction joint ventures during the six months ended June 30, 2011 and 2010.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Construction Joint Ventures

The carrying amounts and classification of assets and liabilities of construction joint ventures we are required to consolidate are included in our condensed consolidated financial statements as follows:

(in thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Cash and cash equivalents	$89,666	$109,380	$105,690
Other current assets[1]	35,183	50,344	36,361
Total current assets	124,849	159,724	142,051
Noncurrent assets	11,012	2,561	829
Total assets[2]	$135,861	$162,285	$142,880

Accounts payable	$37,229	$33,078	$32,145
Billings in excess of costs and estimated earnings	41,386	46,475	66,706
Accrued expenses and other current liabilities	9,147	11,633	11,125
Total current liabilities	87,762	91,186	109,976
Noncurrent liabilities	—	3	505
Total liabilities[2]	$87,762	$91,189	$110,481
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

At June 30, 2011, we were engaged in three active consolidated construction joint venture projects with total contract values ranging from $225.6 million to $480.4 million. Our proportionate share of the equity in these joint ventures was between 45.0% and 60.0%.

Unconsolidated Construction Joint Ventures

We account for our share of construction joint ventures that we are not required to consolidate on a pro rata basis in the condensed consolidated statements of operations and as a single line item on the condensed consolidated balance sheets. As of June 30, 2011, these unconsolidated joint ventures were engaged in seven active construction projects with total contract values ranging from $57.6 million to $975.4 million. Our proportionate share of the equity in these unconsolidated joint ventures was between 20.0% and 42.5%.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Assets:
Total	$588,152	$531,319	$412,165
Less partners’ interest	357,929	324,485	253,234
Granite’s interest	230,223	206,834	158,931
Liabilities:
Total	385,084	364,253	250,868
Less partners’ interest	242,514	232,135	164,508
Granite’s interest	142,570	132,118	86,360
Equity in construction joint ventures	$87,653	$74,716	$72,571

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Revenue:
Total	$224,498	$136,592	$424,266	$258,398
Less partners’ interest[1]	163,932	91,875	290,278	179,635
Granite’s interest	60,566	44,717	133,988	78,763
Cost of revenue:
Total	183,130	119,209	334,010	228,384
Less partners’ interest[1]	128,495	75,442	230,359	149,929
Granite’s interest	54,635	43,767	103,651	78,455
Granite’s interest in gross profit	$5,931	$950	$30,337	$308
 1Partners’ interest represents amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies.

Line Item Joint Ventures

The revenue for each line item joint venture partner’s discrete items of work is defined in the contract with the project owner and each venture partner bears the profitability risk associated with its own work. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We account for our portion of these contracts as project revenues and costs in our accounting system and include receivables and payables associated with our work in our condensed consolidated financial statements. As of June 30, 2011, we had four active line item joint venture construction projects with total contract values between $51.9 million and $152.7 million of which our portions were between $21.0 million and $70.0 million. As of June 30, 2011, we had between $6.5 million and $49.1 million of revenue per project remaining to be recognized on these line item joint ventures.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Real Estate Entities and Investments in Affiliates

The operations of our Real Estate segment are conducted through our wholly owned subsidiary, Granite Land Company (“GLC”). Generally, GLC participates with third-party partners in entities that are formed to accomplish specific real estate development projects. The agreements with GLC’s partners in these real estate entities define each partner’s management role and financial responsibility in the project. If one of GLC’s partners is unable to fulfill its management role or make its required financial contribution, GLC may assume full management or financial responsibility for the project. This may result in the consolidation of entities that are accounted for under the equity method in our consolidated financial statements. The amount of GLC’s exposure is limited to GLC’s equity investment in the real estate joint venture.

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

GLC receives authorization to provide additional financial support for certain of its real estate entities in increments as they achieve entitlement or development milestones, or to address changes in business plans.  During the six months ended June 30, 2011, GLC was authorized to increase its financial support to consolidated land entities by a total of $12.0 million on three separate projects. This compares to an increase of $9.7 million on one project for the same period in 2010. The authorization will allow GLC entities to refinance debt and complete entitlements necessary to sell these projects in keeping with the Company’s plans to orderly divest its real estate investment business. As of June 30, 2011, $8.5 million of the total authorized investment had yet to be contributed to the consolidated entities.

We have determined that certain of the real estate joint ventures are VIEs as defined by ASC Topic 810, Consolidation, and related standards. To ascertain if we are required to consolidate the VIE, we continually evaluate whether we are the VIE’s primary beneficiary. The factors we consider in determining whether we are a VIE’s primary beneficiary include the decision authority of each partner, which partner manages the day-to-day operations of the project and the amount of our equity investment in relation to that of our partners. Based on our ongoing primary beneficiary assessments, there were no changes to our determinations of whether we are the VIE’s primary beneficiary for existing real estate entities during the six months ended June 30, 2011 and 2010.

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

Based on our quarterly evaluations of each project’s business plan and our review of each project in accordance with ASC Topic 360, we recorded no significant impairment charges during the three and six months ended June 30, 2011 and 2010.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Real Estate Entities

The carrying amounts and classification of assets and liabilities of real estate entities we are required to consolidate are included in our condensed consolidated financial statements as follows:

(in thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Real estate held for development and sale	$78,725	$75,716	$148,897
Other current assets	3,011	2,453	3,893
Total current assets	81,736	78,169	152,790
Property and equipment, net	203	3,771	7,894
Other noncurrent assets	—	1,095	2,081
Total assets	$81,939	$83,035	$162,765

Current maturities of non-recourse debt	$15,954	$29,760	$39,657
Other current liabilities	2,045	2,619	4,189
Total current liabilities	17,999	32,379	43,846
Long-term non-recourse debt	28,907	25,337	16,615
Other noncurrent liabilities	313	404	451
Total liabilities	$47,219	$58,120	$60,912

For our consolidated real estate entities, substantially all of the real estate held for development and sale as well as property and equipment are pledged as collateral for the debt of the real estate entities. All outstanding debt of the real estate entities is recourse only to the real estate affiliate that incurred the debt (i.e. the limited partnership or limited liability company of which we are a limited partner or member). Our proportionate share of the profits and losses of these entities depends on the ultimate operating results of the entities.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Included in current assets on our condensed consolidated balance sheets is real estate held for development and sale. The breakdown by type and location of our real estate held for development and sale is summarized below:

	June 30, 2011		December 31, 2010		June 30, 2010
(dollars in thousands)	Amount	Number of Projects	Amount	Number of Projects	Amount	Number of Projects
Residential	$55,433	5	$55,289	5	$127,111	6
Commercial[1]	23,292	7	20,427	5	21,786	5
Total	$78,725	12	$75,716	10	$148,897	11

Washington	$46,184	2	$44,598	2	$85,500	2
California[1]	16,335	8	13,437	6	24,901	7
Texas	8,859	1	8,859	1	8,916	1
Oregon	7,347	1	8,822	1	29,580	1
Total	$78,725	12	$75,716	10	$148,897	11
 1The increase in the number of projects from December 31, 2010 to June 30, 2011 is due to the reclassification of two projects from property and equipment to real estate held for development and sale. The reclassifications were due to a change in business plans for the projects in connection with our Enterprise Improvement Plan.

Investments in Affiliates

We account for our share of unconsolidated real estate entities in which we have determined we are not the primary beneficiary in other income in the condensed consolidated statements of operations and as a single line item on our condensed consolidated balance sheets as investments in affiliates. At June 30, 2011, these entities were engaged in real estate development projects with total assets ranging from approximately $3.1 million to $49.0 million. Our proportionate share of the profits and losses of these entities depends on the ultimate operating results of the entities.

Additionally, we have investments in non-real estate affiliates that are accounted for using the equity method. The most significant of these investments is a 50% interest in a limited liability company which owns and operates an asphalt terminal in Nevada.

During the year ended December 31, 2010, we entered into an agreement with a corporation that designs and manufactures power generation equipment to create a limited liability company whose purpose is to develop and construct power generation facilities in the western United States. Our investment as of June 30, 2011 was $1.5 million. Our share of profits and losses depends on the operating results of the company. Although the company is a VIE, we are not the primary beneficiary and, accordingly, we account for it as an equity method investment in other affiliates.

We also have a cost method investment of $6.5 million as of June 30, 2011 in the preferred stock of a corporation that designs and manufactures power generation equipment.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our investments in affiliates balance consists of the following:

(in thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Equity method investments in real estate affiliates[1]	$15,865	$12,128	$13,798
Equity method investments in other affiliates[1]	10,617	12,882	11,012
Total equity method investments	26,482	25,010	24,810
Cost method investments	6,450	6,400	6,400
Total investments in affiliates	$32,932	$31,410	$31,210
1A reclassification of an investment between these categories has been made to the June 30, 2010 amounts to conform to current year presentation. This reclassification did not have a significant impact on our previously reported footnote disclosure.

The breakdown by type and location of our interests in real estate ventures is summarized below:

	June 30, 2011		December 31, 2010		June 30, 2010
(dollars in thousands)	Amount	Number of Projects	Amount	Number of Projects	Amount	Number of Projects
Residential	$11,391	2	$9,029	2	$8,894	2
Commercial	4,474	3	3,099	3	4,904	3
Total	$15,865	5	$12,128	5	$13,798	5

Texas	$15,865	5	$12,128	5	$13,798	5
Total	$15,865	5	$12,128	5	$13,798	5

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a 100% combined basis:

(in thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Total assets	$152,358	$156,868	$163,720
Net assets	79,666	84,368	87,027
Granite’s share of net assets	26,482	25,010	24,810

9.	Property and Equipment, net

Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net on our condensed consolidated balance sheets as follows:

(in thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Land and land improvements	$124,892	$120,342	$124,621
Quarry property	173,055	174,231	172,140
Buildings and leasehold improvements	81,325	85,655	89,209
Equipment and vehicles	772,800	778,443	807,267
Office furniture and equipment	45,840	42,509	39,441
Property and equipment	1,197,912	1,201,180	1,232,678
Less: accumulated depreciation and depletion	733,296	727,573	731,420
Property and equipment, net	$464,616	$473,607	$501,258

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Intangible Assets

The balances of the following intangible assets are included in other noncurrent assets on our condensed consolidated balance sheets:

Indefinite-lived Intangible Assets:

(in thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Goodwill[1]	$9,900	$9,900	$9,900
Use rights and other	1,319	1,319	1,319
Total unamortized intangible assets	$11,219	$11,219	$11,219
1Goodwill for all periods presented primarily relates to our Construction segment.

Amortized Intangible Assets:

June 30, 2011		Accumulated
(in thousands)	Gross Value	Amortization	Net Value
Permits	$29,713	$(6,837)	$22,876
Customer lists	2,198	(1,828)	370
Covenants not to compete	1,588	(1,401)	187
Other	871	(508)	363
Total amortized intangible assets	$34,370	$(10,574)	$23,796

December 31, 2010
(in thousands)
Permits	$29,713	$(6,100)	$23,613
Customer lists	2,198	(1,715)	483
Covenants not to compete	1,588	(1,325)	263
Other	871	(432)	439
Total amortized intangible assets	$34,370	$(9,572)	$24,798

June 30, 2010
(in thousands)
Permits	$33,582	$(5,984)	$27,598
Customer lists	2,198	(1,601)	597
Covenants not to compete	1,588	(1,247)	341
Other	1,082	(567)	515
Total amortized intangible assets	$38,450	$(9,399)	$29,051
Amortization expense related to these intangible assets for the three and six months ended June 30, 2011 was approximately $0.5 million and $1.0 million, respectively, and approximately $0.6 million and $1.3 million for the three and six months ended June 30, 2010, respectively. Based on the amortized intangible assets balance at June 30, 2011, amortization expense expected to be recorded in the future is as follows: $1.0 million for the balance of 2011; $1.9 million in 2012; $1.6 million in 2013; $1.5 million in 2014; $1.5 million in 2015; and $16.3 million thereafter.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Restructuring

We had no significant restructuring charges during the three and six months ended June 30, 2011 and 2010. During 2011 and beyond, we expect to record between $2.0 million and $11.0 million of restructuring charges, primarily related to previously planned additional consolidation efforts and assets to be held-for-sale as part of our Enterprise Improvement Plan. The ultimate amount and timing of future restructuring charges is subject to our ability to negotiate sales of certain assets at prices acceptable to us.

12.	Covenants and Events of Default

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

As of June 30, 2011, we were in compliance with the covenants contained in our senior note agreements and Credit Agreement.

Except as noted below, as of June 30, 2011, we were in compliance with the covenants contained in our debt agreements related to our consolidated real estate entities, and we are not aware of any material non-compliance by any of our unconsolidated entities with the covenants contained in their debt agreements. As of June 30, 2011, one of our consolidated real estate entities was in default under a debt agreement as a result of their failure to make a timely required principal and interest payment. Subsequent to June 30, 2011, three of our unconsolidated real estate entities defaulted under certain debt agreements as a result of failure to make timely required principal and/or interest payments. Defaults under the debt agreements of one of our unconsolidated real estate entities has subsequently been cured. The affected loans are non-recourse to Granite and these defaults do not result in cross-defaults under other debt agreements under which Granite is the obligor; however, there is recourse to the real estate entity that incurred the debt. The real estate entities remaining in default are currently in discussions with lenders to revise the terms of the defaulted debt agreements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Weighted Average Shares Outstanding

A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income (loss) per share in the accompanying condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Weighted average shares outstanding:
Weighted average common stock outstanding	38,654	38,798	38,683	38,734
Less: weighted average unvested restricted stock outstanding	514	948	631	964
Total basic weighted average shares outstanding	38,140	37,850	38,052	37,770

Diluted weighted average shares outstanding:
Weighted average common stock outstanding, basic	38,140	37,850	38,052	37,770
Effect of dilutive securities:
Common stock options and restricted stock units[1]	339	—	—	—
Total weighted average shares outstanding assuming dilution	38,479	37,850	38,052	37,770
1Due to net losses, stock options and restricted stock units representing 291,000, 119,000 and 115,000 have been excluded from the number of shares used in calculating diluted loss per share, as their inclusion would be antidilutive for the six months ended June 30, 2011 and the three and six months ended June 30, 2010, respectively.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Earnings Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Basic
Numerator:
Net income (loss) attributable to Granite	$4,946	$(6,691)	$(4,061)	$(47,645)
Less: net income allocated to participating securities	65	—	—	—
Net income (loss) allocated to common shareholders for basic calculation	$4,881	$(6,691)	$(4,061)	$(47,645)

Denominator:
Weighted average common shares outstanding, basic	38,140	37,850	38,052	37,770
Net income (loss) per share, basic	$0.13	$(0.18)	$(0.11)	$(1.26)

Diluted
Numerator:
Net income (loss) attributable to Granite	$4,946	$(6,691)	$(4,061)	$(47,645)
Less: net income allocated to participating securities	65	—	—	—
Net income (loss) allocated to common shareholders for diluted calculation	$4,881	$(6,691)	$(4,061)	$(47,645)

Denominator:
Weighted average common shares outstanding, diluted	38,479	37,850	38,052	37,770
Net income (loss) per share, diluted	$0.13	$(0.18)	$(0.11)	$(1.26)

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.	Income Taxes

Our effective tax rate was 25.3% and 74.3% for the three and six months ended June 30, 2011, respectively, and was 248.5% and 7.4% for the three and six months ended June 30, 2010, respectively.  The changes from prior year were primarily due to the effect from noncontrolling interests as a percent of net income (loss), as noncontrolling interests are not subject to income taxes on a stand-alone basis. Included in the tax rate for the six months ended June 30, 2011 is the recognition and measurement of previously unrecognized tax benefits, partially offset by an immaterial adjustment related to prior periods, both of which are considered discrete items for tax provision purposes. The recognition and measurement of these tax benefits was the result of a favorable settlement of an income tax examination conducted by the Internal Revenue Service. In addition, our effective tax rate for the six months ended June 30, 2010 was affected by non-taxable life insurance proceeds which were considered a discrete item for tax provision purposes.

16.	Equity and Other Comprehensive (Loss) Income

The following tables summarize our equity activity for the periods presented:

(in thousands)	Granite Construction Incorporated	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	$761,031	$34,604	$795,635
Purchase of common stock[1]	(3,662)	—	(3,662)
Other transactions with shareholders[3]	4,644	—	4,644
Transactions with noncontrolling interests, net[4]	—	(11,616)	(11,616)
Comprehensive (loss) income:
Net (loss) income	(4,061)	2,978	(1,083)
Total comprehensive (loss) income	(4,061)	2,978	(1,083)
Dividends on common stock	(10,050)	—	(10,050)
Balance at June 30, 2011	$747,902	$25,966	$773,868

(in thousands)
Balance at December 31, 2009	$830,651	$51,905	$882,556
Purchase of common stock[2]	(3,434)	—	(3,434)
Other transactions with shareholders[3]	6,918	—	6,918
Transactions with noncontrolling interests, net[4]	—	(19,399)	(19,399)
Comprehensive (loss) income:
Net (loss) income	(47,645)	7,282	(40,363)
Total comprehensive (loss) income	(47,645)	7,282	(40,363)
Dividends on common stock	(10,087)	—	(10,087)
Balance at June 30, 2010	$776,403	$39,788	$816,191
1Represents 129,415 shares purchased in connection with employee tax withholding for shares/units granted under our Amended and Restated 1999 Equity Incentive Plan.
2Represents 120,687 shares purchased in connection with employee tax withholding for shares granted under our Amended and Restated 1999 Equity Incentive Plan.
3Amount is comprised primarily of amortized restricted stock and units.
4Amount is comprised primarily of distributions to noncontrolling partners.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.	Legal Proceedings

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

US Highway 20 Project
GCCO and our wholly-owned subsidiary, Granite Northwest, Inc., are the members of a joint venture known as Yaquina River Constructors (“YRC”) which is contracted by the Oregon Department of Transportation (“ODOT”) to construct a new road alignment of US Highway 20 near Eddyville, Oregon. The project involves constructing seven miles of new road through steep and forested terrain in the Coast Range Mountains. During the fall and winter of 2006, extraordinary rain events produced runoff that overwhelmed installed erosion control measures and resulted in discharges to surface water in alleged violations of YRC’s stormwater permit. In June 2009, YRC was informed that the USDOJ had assumed the criminal investigation that the Oregon Department of Justice conducted in connection with stormwater runoff from the project. YRC and its members are fully cooperating in the investigation. We have communicated with the USDOJ about the agency’s possible penalties against GCCO. The USDOJ and GCCO will communicate further about the USDOJ’s investigation findings, GCCO’s response to the findings, and range of possible penalties contemplated by the USDOJ. We do not know whether any criminal charges or civil lawsuits will be brought or against whom, as a result of the USDOJ’s continuing investigation. While the amount of any penalties for which we may be responsible has not yet been determined, we expect that any criminal or civil penalty or conditional assessment that may result from this investigation will not exceed $1.0 million.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

City of San Diego Fire Debris Cleanup
In the aftermath of the 2007 San Diego County wildfires, GCCO bid for and was awarded a fixed unit price, variable quantity contract with the City of San Diego (the “City”) to perform specified debris cleanup work. The City conducted an audit of the project which found that, while some GCCO billings contained mistakes, rates paid to GCCO appear to be generally reasonable. The former San Diego City Attorney later filed a civil lawsuit against GCCO and another contractor that had been awarded a similar cleanup contract with the City. In advance of litigating the claims, GCCO and the City reached a settlement in a mediation session consisting of payment by GCCO to the City made in May of 2011. Pursuant to the terms of the settlement agreement, the City requested dismissal of the lawsuit with prejudice which the court granted in May of 2011. While Granite believes the allegations in the City’s complaint to be without factual or legal basis and denies liability to the City, GCCO agreed to settle the lawsuit to avoid protracted litigation. The settlement amount paid by GCCO to the City did not have a material impact on the consolidated financial statements.

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18.	Business Segment Information

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized segment information is as follows:

	Three Months Ended June 30,
(in thousands)	Construction	Large Project Construction	Construction Materials	Real Estate	Total
2011
Total revenue from reportable segments	$260,600	$162,338	$108,616	$3,622	$535,176
Elimination of intersegment revenue	—	—	(50,502)	—	(50,502)
Revenue from external customers	260,600	162,338	58,114	3,622	484,674
Gross profit	23,389	12,658	8,470	439	44,956
Depreciation, depletion and amortization	3,847	1,289	7,000	8	12,144
2010
Total revenue from reportable segments	$237,943	$153,328	$108,598	$1,844	$501,713
Elimination of intersegment revenue	—	—	(47,509)	—	(47,509)
Revenue from external customers	237,943	153,328	61,089	1,844	454,204
Gross profit	22,901	21,835	4,480	482	49,698
Depreciation, depletion and amortization	5,110	542	7,453	138	13,243

	Six Months Ended June 30,
(in thousands)	Construction	Large Project Construction	Construction Materials	Real Estate	Total
2011
Total revenue from reportable segments	$353,292	$300,158	$139,272	$6,043	$798,765
Elimination of intersegment revenue	—	—	(57,360)	—	(57,360)
Revenue from external customers	353,292	300,158	81,912	6,043	741,405
Gross profit	28,942	43,956	1,200	846	74,944
Depreciation, depletion and amortization	7,925	2,057	14,107	97	24,186
Segment assets	113,922	102,641	382,892	88,316	687,771
2010
Total revenue from reportable segments	$319,129	$259,653	$142,318	$8,852	$729,952
Elimination of intersegment revenue	—	—	(55,065)	—	(55,065)
Revenue from external customers	319,129	259,653	87,253	8,852	674,887
Gross profit (loss)	24,747	31,318	(2,645)	1,992	55,412
Depreciation, depletion and amortization	10,626	1,469	15,552	329	27,976
Segment assets	138,207	81,565	378,256	165,081	763,109

A reconciliation of segment gross profit to consolidated income (loss) before provision for (benefit from) income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Total gross profit from reportable segments	$44,956	$49,698	$74,944	$55,412
Selling, general and administrative expenses	38,793	51,357	82,165	106,649
Gain on sales of property and equipment	3,270	3,800	5,974	8,252
Other expense, net	(1,173)	(368)	(2,972)	(585)
Income (loss) before provision for (benefit from) income taxes	$8,260	$1,773	$(4,219)	$(43,570)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Disclosure

From time to time, Granite makes certain comments and disclosures in reports and statements, including in this Quarterly Report on Form 10-Q, or statements made by its officers or directors, that are not based on historical facts, including statements regarding future events, occurrences, circumstances, activities, performance, outcomes and results, that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are identified by words such as “future,” “outlook,” “assumes,” “believes,” “expects,” “estimates,” “anticipates,” “intends,” “plans,” “appears,” “may,” “will,” “should,” “could,” “would,” “continue,” and the negatives thereof or other comparable terminology or by the context in which they are made. In addition, other written or oral statements which constitute forward-looking statements have been made and may in the future be made by or on behalf of Granite.  These forward-looking statements are estimates reflecting the best judgment of senior management and are based on our current expectations regarding future events, occurrences, circumstances, activities, performance, outcomes and results.  These expectations may or may not be realized.  Some of these expectations may be based on beliefs, assumptions or estimates that may prove to be incorrect.  In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our business, financial condition, results of operations, cash flows and liquidity.  Such risks and uncertainties include, but are not limited to, those more specifically described in our Annual Report on Form 10-K under “Item 1A. Risk Factors” and in “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. Due to the inherent risks and uncertainties associated with our forward-looking statements, the reader is cautioned not to place reliance on them.  The reader is also cautioned that the forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as required by law, we undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

We are one of the largest diversified heavy civil contractors and construction materials producers in the United States, engaged in the construction and improvement of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, dams and other infrastructure-related projects. We own aggregate reserves and plant facilities to produce construction materials for use in our construction business and for sale to third parties. We also operate a real estate investment and development company. Our permanent offices are located in Alaska, Arizona, California, Florida, Nevada, New York, Texas, Utah and Washington. We have four reportable business segments: Construction, Large Project Construction, Construction Materials and Real Estate (see Note 18 of “Notes to the Condensed Consolidated Financial Statements”). In October 2010, we announced our Enterprise Improvement Plan that includes business plans to orderly divest of our real estate investment business consistent with our business strategy to focus on our core business.

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

Current Economic Environment and Outlook

Our year-over-year results have improved for the three and six months ended June 30, 2011. However, intense competition continues to have a negative impact on construction and large project construction gross margins. In addition, funding issues for public sector infrastructure projects coupled with weak demand for commercial and residential development in many of our markets has had a negative impact on sales of construction materials. While we continue to have a significant amount of work to bid across the country, lower tax revenues, budget deficits, financing constraints and competing priorities have impacted the timing and volume of public infrastructure projects. In addition, the number of new commercial and residential construction projects has been adversely affected by an oversupply of existing inventories of commercial and residential properties, declining property values and subsequent financing restrictions. We expect these challenging conditions to persist throughout 2011, and into 2012, pending improvement in the overall level of economic activity, the level of tax revenue collected by public agencies, the competitive landscape and the availability of financing.

In response to these challenges, we continue to seek opportunities in our traditional markets while leveraging our capabilities and further diversifying into rail, energy and federal government opportunities. Last fall, in response to these challenges, we implemented the Enterprise Improvement Plan to reduce our cost structure. The majority of restructuring charges associated with the Enterprise Improvement Plan were recorded in 2010. During 2011 and beyond we expect to record between $2.0 million and $11.0 million of restructuring charges, primarily related to previously planned additional consolidation efforts and assets to be held-for-sale as part of our Enterprise Improvement Plan. The ultimate amount and timing of future restructuring charges is subject to our ability to negotiate sales of certain assets at prices acceptable to us. We had no material restructuring charges during the three and six months ended June 30, 2011 and 2010.

Results of Operations

Interim results are subject to significant seasonal variations and the results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Comparative Financial Summary	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Total revenue	$484,674	$454,204	$741,405	$674,887
Gross profit	44,956	49,698	74,944	55,412
Selling, general and administrative expenses	38,793	51,357	82,165	106,649
Net income (loss)	6,173	(2,633)	(1,083)	(40,363)
Amount attributable to noncontrolling interests	(1,227)	(4,058)	(2,978)	(7,282)
Net income (loss) attributable to Granite Construction Incorporated	4,946	(6,691)	(4,061)	(47,645)

Revenue

Total Revenue by Segment	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2011		2010		2011		2010
Construction	$260,600	53.8%	$237,943	52.4%	$353,292	47.7%	$319,129	47.3%
Large Project Construction	162,338	33.5	153,328	33.8	300,158	40.5	259,653	38.5
Construction Materials	58,114	12.0	61,089	13.4	81,912	11.0	87,253	12.9
Real Estate	3,622	0.7	1,844	0.4	6,043	0.8	8,852	1.3
Total	$484,674	100.0%	$454,204	100.0%	$741,405	100.0%	$674,887	100.0%

Construction Revenue	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2011		2010		2011		2010
California:
Public sector	$112,107	43.0%	$76,741	32.3%	$155,512	44.1%	$109,283	34.2%
Private sector	12,567	4.8	9,791	4.1	22,043	6.2	17,023	5.3
Northwest:
Public sector	96,565	37.1	117,271	49.3	119,187	33.7	139,706	43.9
Private sector	6,439	2.5	6,724	2.8	9,926	2.8	7,414	2.3
East:
Public sector	32,127	12.3	27,280	11.4	45,768	13.0	44,360	13.9
Private sector	795	0.3	136	0.1	856	0.2	1,343	0.4
Total	$260,600	100.0%	$237,943	100.0%	$353,292	100.0%	$319,129	100.0%

Revenue for the three and six months ended June 30, 2011 increased by $22.7 million, or 9.5%, and $34.2 million, or 10.7%, respectively, compared to the same periods in 2010. These increases were due to improved construction activity in our California sector as a result of entering the year with greater contract backlog. An unusually wet spring and runoff from a heavy snowpack had a negative impact on construction revenue in the Northwest.

Large Project Construction Revenue[1]	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2011		2010		2011		2010
California	$17,017	10.5%	$14,812	9.7%	$32,025	10.7%	$26,798	10.3%
Northwest	37,393	23.0	14,225	9.3	61,373	20.4	19,987	7.7
East	107,928	66.5	124,291	81.0	206,760	68.9	212,868	82.0
Total	$162,338	100.0%	$153,328	100.0%	$300,158	100.0%	$259,653	100.0%
1For the periods presented, all Large Project Construction revenue was earned from the public sector.

Revenue for the three and six months ended June 30, 2011 increased by $9.0 million, or 5.9%, and $40.5 million, or 15.6%, respectively, compared to the same periods in 2010, primarily due to increases in revenue of our Northwest sector partially offset by decreases in our East sector. Revenue in the Northwest was significantly higher in 2011 as a result of work completed on two projects that were awarded in 2010. Revenue decreased in the East in 2011 when compared to 2010 primarily due to projects nearing completion.

Construction Materials Revenue	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2011		2010		2011		2010
California	$38,180	65.7%	$39,784	65.1%	$57,074	69.7%	$60,246	69.0%
Northwest	14,660	25.2	15,491	25.4	16,785	20.5	18,141	20.8
East	5,274	9.1	5,814	9.5	8,053	9.8	8,866	10.2
Total	$58,114	100.0%	$61,089	100.0%	$81,912	100.0%	$87,253	100.0%

Revenue for the three and six months ended June 30, 2011 decreased by $3.0 million, or 4.9%, and $5.3 million, or 6.1%, respectively, compared to the same periods in 2010. The decreases were primarily due to continued weakness in the commercial and residential development markets.

Real Estate Revenue
Revenue for the three and six months ended June 30, 2011 increased by $1.8 million and decreased by $2.8 million, respectively, compared with the same periods in 2010. The increase during the three months was due to a land sale in California. The decrease during the six months was attributable to the sale of a commercial property in California during the first quarter of 2010.

Contract Backlog

Our contract backlog consists of the remaining unearned revenue on awarded contracts, including 100% of our consolidated joint venture contracts and our proportionate share of unconsolidated joint venture contracts. We generally include a project in our contract backlog at the time it is awarded and funding is in place. Certain federal government contracts where funding is appropriated on a periodic basis are included in contract backlog at the time of the award. Substantially all of the contracts in our contract backlog may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past.

The following tables illustrate our contract backlog as of the respective dates:

Total Contract Backlog by Segment
(dollars in thousands)	June 30, 2011		March 31, 2011		June 30, 2010
Construction	$800,434	38.0%	$696,055	34.7%	$594,214	38.3%
Large Project Construction	1,306,961	62.0	1,307,622	65.3	957,080	61.7
Total	$2,107,395	100.0%	$2,003,677	100.0%	$1,551,294	100.0%

Construction Contract Backlog
(dollars in thousands)	June 30, 2011		March 31, 2011		June 30, 2010
California:
Public sector	$445,686	55.7%	$383,032	55.0%	$241,761	40.7%
Private sector	8,334	1.0	15,295	2.2	10,043	1.7
Northwest:
Public sector	282,693	35.3	215,810	31.0	272,565	45.9
Private sector	18,280	2.3	10,840	1.6	6,465	1.1
East:
Public sector	44,555	5.6	70,482	10.1	61,922	10.4
Private sector	886	0.1	596	0.1	1,458	0.2
Total	$800,434	100.0%	$696,055	100.0%	$594,214	100.0%

Contract backlog of $800.4 million at June 30, 2011 was $104.4 million, or 15.0%, higher than at March 31, 2011 and $206.2 million, or 34.7%, higher than at June 30, 2010. The increases from March 31, 2011 and from June 30, 2010 were primarily due to improved success rate on bidding activity in California and the Northwest offset by progress on existing projects in the East. New awards during the three months ended June 30, 2011 included a $27.4 million highway reconstruction project in Alaska and a $22.6 million highway repaving project in California. The balance in inventory as of June 30, 2011 increased $13.7 million since December 31, 2010 and $16.2 million since June 30, 2010 as we have increased production and asphalt purchases to meet the needs of growing construction contract backlog.

Large Project Construction Contract Backlog[1]
(dollars in thousands)	June 30, 2011		March 31, 2011		June 30, 2010
California	$170,203	13.0%	$154,678	11.8%	$32,568	3.4%
Northwest	520,367	39.8	478,301	36.6	53,868	5.6
East	616,391	47.2	674,643	51.6	870,644	91.0
Total	$1,306,961	100.0%	$1,307,622	100.0%	$957,080	100.0%
1For all dates presented, Large Project Construction contract backlog is related to contracts with public agencies.

Contract backlog of $1.3 billion at June 30, 2011 was $0.7 million, or 0.1%, lower than at March 31, 2011, and $349.9 million, or 36.6%, higher than at June 30, 2010. The slight decrease in backlog from March 31, 2011 was primarily due to work completed during the quarter in the East offset by new awards during the second quarter of 2011, including a $72.0 million design-build project in Nevada. The increase in contract backlog from June 30, 2010 was primarily due to improved success rate on bidding activity in the West, including awards of $306.3 million for a highway expansion and reconstruction project in Washington, $220.2 million for a new freeway, transit and trail system in Utah, $125.9 million for an auxiliary spillway control structure in California and $77.7 million for a rail project in California. These increases were offset by decreases in the East, primarily due to progress made on large construction projects without offsetting awards.

Noncontrolling interests included in contract backlog as of June 30, 2011, March 31, 2011, and June 30, 2010 is $210.4 million, $232.3 million and $69.7 million, respectively.

Gross Profit (Loss)

The following table presents gross profit (loss) by business segment for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2011	2010	2011	2010
Construction	$23,389	$22,901	$28,942	$24,747
Percent of segment revenue	9.0%	9.6%	8.2%	7.8%
Large Project Construction	12,658	21,835	43,956	31,318
Percent of segment revenue	7.8	14.2	14.6	12.1
Construction Materials	8,470	4,480	1,200	(2,645)
Percent of segment revenue	14.6	7.3	1.5	(3.0)
Real Estate	439	482	846	1,992
Percent of segment revenue	12.1	26.1	14.0	22.5
Total gross profit	$44,956	$49,698	$74,944	$55,412
Percent of total revenue	9.3%	10.9%	10.1%	8.2%

We defer profit recognition until a project reaches at least 25% completion. In the case of large, complex design/build projects, we may defer profit recognition beyond the point of 25% completion until such time as we believe we have enough information to make a reasonably dependable estimate of contract revenue and cost. Because we have a large number of smaller projects at various stages of completion in our Construction segment, this policy generally does not impact gross profit significantly on a quarterly or annual basis. However, our Large Project Construction segment has fewer projects at any given time; therefore, gross profit can vary significantly in periods where one or more projects reach our percentage of completion threshold and the deferred profit is recognized or, conversely, in periods where contract backlog is growing rapidly and a higher percentage of projects are in their early stages with no associated gross profit recognition.

The following table presents revenue from projects that have not yet reached our profit recognition threshold:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Construction	$35,999	$32,675	$38,775	$34,629
Large Project Construction	74,402	34,386	121,625	59,401
Total revenue from contracts with deferred profit	$110,401	$67,061	$160,400	$94,030

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

When we experience significant contract forecast changes, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as a change in estimate for the current period. In our review of these changes for the three and six months ended June 30, 2011, we did not identify any material amounts that should have been recorded in a prior period.

Construction gross profit remained relatively unchanged for the three months ended June 30, 2011 and increased $4.2 million for the six months ended June 30, 2011 compared to the same periods in 2010. The increase was due to increased revenues and the revision in estimate on two projects due to the settlement of outstanding cost issues and owner directed scope changes (see Note 3 of “Notes to the Condensed Consolidated Financial Statements”).

Large Project Construction gross profit for the three months ended June 30, 2011 decreased $9.2 million and increased $12.6 million for the six months ended June 30, 2011 compared to the same periods in 2010. During the three months ended June 30, 2011, $74.4 million of revenue was recognized on projects that have not yet reached our profit recognition threshold compared to $34.4 million during the same period in 2010. In addition, the decrease in gross profit was due to a net decrease of $0.3 million from revisions in estimates for the three months ended June 30, 2011 compared to a net increase of $6.3 million during the same period in 2010 (see Note 3 of “Notes to the Condensed Consolidated Financial Statements”). The increase in gross profit during the six months ended June 30, 2011 was primarily due to the recognition of deferred profit on a project in the East that reached the profit recognition threshold in the first quarter of 2011. On a large highway project in mountainous terrain in Oregon, unanticipated ground movement was observed at several hillsides beginning in 2010. In some locations, the ground movements have caused damage to completed portions of bridge structures. Although work on the project is continuing, the corrective work required to complete the project has not yet been determined.  The Company and the project owner (Oregon Department of Transportation) are engaged in the contractual dispute resolution process to determine the parties’ responsibilities for design issues and which party bears the financial responsibility for the corrective work.  At this time, the Company cannot predict the timing of the resolution or reasonably estimate the impact, if any, on the projected financial results for this project. If the required corrective work is determined to be substantial, and the Company is determined to bear the financial responsibility for the corrective work, the Company’s results of operations and cash flows for one or more future periods could be materially and adversely affected. Due to the uncertainties described above, no revisions in estimates were made during the three and six months ended June 30, 2011 related to this project.

Construction Materials gross profit increased $4.0 million and $3.8 million for the three and six months ended June 30, 2011 compared to the same periods in 2010. The increases were primarily due to increased production efficiencies of certain plants to meet growing Construction backlog.

Real Estate gross profit was $0.4 million and $0.8 million for the three and six months ended June 30, 2011, respectively, compared to gross profit of $0.5 million and $2.0 million in the same periods of 2010. The decrease is primarily due to the sale of a commercial property in California during the first quarter of 2010 and limited sales activity through the first half of 2011.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2011	2010	2011	2010
Selling
Salaries and related expenses	$7,986	$12,484	$18,776	$26,254
Other selling expenses	2,882	2,646	4,539	5,422
Total selling	10,868	15,130	23,315	31,676
General and administrative
Salaries and related expenses	11,281	16,834	26,221	37,534
Restricted stock amortization	2,594	3,339	5,584	6,380
Other general and administrative expenses	14,050	16,054	27,045	31,059
Total general and administrative	27,925	36,227	58,850	74,973
Total selling, general and administrative	$38,793	$51,357	$82,165	$106,649
Percent of revenue	8.0%	11.3%	11.1%	15.8%

Selling, general and administrative expenses for the three and six months ended June 30, 2011 decreased $12.6 million, or 24.5%, and $24.5 million, or 23.0%, respectively, compared to the same periods in 2010.

Selling Expenses
Selling expenses include the costs of business and aggregate resource development, estimating and bidding. Selling compensation can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses.

Total selling expenses for the three and six months ended June 30, 2011 decreased $4.3 million, or 28.2%, and $8.4 million, or 26.4%, respectively, compared to the same periods in 2010, primarily due to workforce reductions associated with our Enterprise Improvement Plan.

General and Administrative Expenses
General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. These costs include variable cash and restricted stock performance-based incentives for select management personnel on which our compensation strategy heavily relies. The cash portion of these incentives is expensed when earned while the restricted stock portion is expensed over the vesting period of the restricted stock award (generally three years).

Total general and administrative expenses for the three and six months ended June 30, 2011 decreased $8.3 million and $16.1 million, respectively, compared to the same periods in 2010. Salaries and related expenses for the three and six months ended June 30, 2011 decreased $5.6 million and $11.3 million, respectively, when compared to the same periods of 2010 primarily due to the reduction in workforce associated with our Enterprise Improvement Plan, as well as other ongoing efforts to reduce our cost structure. Other general and administrative expenses for the three and six months ended June 30, 2011 decreased $2.0 million and $4.0 million, respectively, when compared to the same periods of 2010 due to our efforts to reduce our cost structure and discretionary spending, including a decrease of approximately $2.6 million in travel expenses, consulting fees and occupancy during the six months ended June 30, 2011.

Other general and administrative expenses include incentive compensation and discretionary profit sharing, information technology, occupancy, office supplies, depreciation, travel and entertainment, outside services, training and other miscellaneous expenses none of which individually exceeded 10% of total selling, general and administrative expenses.

Other Expense

The following table presents the components of other expense for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Interest income	$575	$1,098	$1,819	$2,037
Interest expense	(879)	(3,013)	(4,235)	(6,747)
Equity in loss of affiliates	(181)	(387)	(438)	(706)
Other (expense) income, net	(688)	1,934	(118)	4,831
Total other expense	$(1,173)	$(368)	$(2,972)	$(585)

Interest expense decreased $2.1 million and $2.5 million for the three and six months ended June 30, 2011 from the same periods in 2010, respectively, primarily due to an immaterial adjustment related to prior periods. Other (expense) income, net for the three and six months ended June 30, 2010 consists primarily of $2.9 million related to the sale of an investment in our affiliate and the six months ended June 30, 2010 included a $1.7 million gain related to life insurance proceeds.

Income Taxes

The following table presents the provision for (benefit from) income taxes for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2011	2010	2011	2010
Provision for (benefit from) income taxes	$2,087	$4,406	$(3,136)	$(3,207)
Effective tax rate	25.3%	248.5%	74.3%	7.4%

We calculate our income tax provision (benefit) at the end of each interim period by estimating our annual effective tax rate and applying that rate to our year-to-date ordinary earnings. The effect of changes in enacted tax laws, tax rates or tax status is recognized in the interim period in which the change occurs.

Our effective tax rate decreased to 25.3% for the three months ended June 30, 2011 from 248.5% for the same period in 2010 and increased to 74.3% for the six months ended June 30, 2011 from 7.4% for the same period in 2010. The changes for the three and six months ended June 30, 2011 from the corresponding periods in 2010 were primarily due to the effect of noncontrolling interests as a percent of net income (loss), as noncontrolling interests are not subject to income taxes on a stand-alone basis. Included in the tax rate for the six months ended June 30, 2011 is the recognition and measurement of previously unrecognized tax benefits, partially offset by an immaterial adjustment related to prior periods, both of which are considered discrete items for tax provision purposes. The recognition and measurement of these tax benefits was the result of a favorable settlement of an income tax examination conducted by the Internal Revenue Service. In addition, our effective tax rate for the six months ended June 30, 2010 was affected by non-taxable life insurance proceeds which were considered a discrete item for tax provision purposes.

Noncontrolling Interests

The following table presents the amount attributable to noncontrolling interests in consolidated subsidiaries for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Amount attributable to noncontrolling interests	$(1,227)	$(4,058)	$(2,978)	$(7,282)

The amount attributable to noncontrolling interests represents the noncontrolling owners’ share of the income or loss of our consolidated construction joint ventures and real estate development entities. The balance for the three and six months ended June 30, 2011 decreased compared to the same periods in 2010 as activity on joint venture projects neared completion and new consolidated joint ventures have not yet reached profit recognition.

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

The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated joint ventures, as of the respective dates:

(in thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Cash and cash equivalents excluding consolidated joint ventures	$100,403	$142,642	$102,760
Consolidated construction joint venture cash and cash equivalents[1]	89,666	109,380	105,690
Total consolidated cash and cash equivalents	190,069	252,022	208,450
Short-term and long-term marketable securities[2]	127,835	143,706	141,857
Total cash, cash equivalents and marketable securities	$317,904	$395,728	$350,307

1The decision to distribute joint venture cash and cash equivalents must generally be made jointly by all of the partners and, accordingly, such cash and cash equivalents generally are not available for the working capital needs of Granite.
2See Note 4 of “Notes to the Condensed Consolidated Financial Statements” for the composition of our marketable securities.

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

Cash Flows (in thousands)	Six Months Ended June 30,
	2011	2010
Net cash used in:
Operating activities	$(16,736)	$(38,918)
Investing activities	(4,800)	(40,237)
Financing activities	(40,417)	(51,351)

Cash used in operating activities for the six months ended June 30, 2011 decreased $22.2 million when compared to the same period in 2010. This decrease was primarily driven by the decrease in net loss and was partially offset by a less favorable change in working capital items in 2011 as compared to 2010.

Cash used in investing activities for the six months ended June 30, 2011 was $35.4 million lower than the same period in 2010 primarily due to a $37.5 million increase in net proceeds from marketable securities. This increase was partially offset by a $6.4 million investment made during 2010 in a corporation that designs and manufactures power generation and equipment systems.

Cash used in financing activities for the six months ended June 30, 2011 decreased $10.9 million compared to the same period in 2010. The primary reason for this change was an $8.2 million decrease in net distributions to noncontrolling partners.

Capital Expenditures

During the six months ended June 30, 2011, we had capital expenditures of $27.5 million compared to $21.8 million during the same period in 2010. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate investing up to $45.0 million in capital expenditures during 2011.

Credit Agreement

We have a $100.0 million committed secured revolving credit facility, with a sublimit for letters of credit of $50.0 million (“Credit Agreement”), which expires on June 22, 2013. Borrowings under the Credit Agreement bear interest at LIBOR plus an applicable margin. LIBOR varies based on the applicable loan term. The applicable margin is based upon certain financial ratios calculated quarterly and was 2.75% at June 30, 2011. Accordingly, the effective interest rate was between 2.94% and 3.48% at June 30, 2011. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on substantially all of the assets of Granite Construction Incorporated and our subsidiaries that are guarantors or co-borrowers under the Credit Agreement, excluding any owned or leased real property subject to an existing mortgage. At June 30, 2011, there were no revolving loans outstanding under the Credit Agreement, but there were standby letters of credit totaling approximately $3.2 million. The letters of credit will expire between October 2011 and March 2012. These letters of credit will be replaced upon expiration.

The most significant restrictive covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Tangible Net Worth, a minimum Consolidated Interest Coverage Ratio and a maximum Adjusted Consolidated Leverage Ratio. The calculations and terms of such covenants are defined by Amendment No. 1 of the Credit Agreement filed as Exhibit 10.1 to our Form 8-K filed December 30, 2010. As of June 30, 2011 and pursuant to the definitions in the Credit Agreement, our Consolidated Tangible Net Worth was $703.8 million, which exceeded the minimum of $633.1 million, the Consolidated Interest Coverage Ratio was 8.89, which exceeded the minimum of 4.00 and the Adjusted Consolidated Leverage Ratio was 1.79, which did not exceed the maximum of 4.00. The maximum Adjusted Consolidated Leverage Ratio remains at 4.00 through the quarter ending September 30, 2011 and subsequently decreases in 0.25 increments until reaching 3.00 for the quarter ending March 31, 2013.

Senior Notes Payable

As of June 30, 2011, senior notes payable in the amount of $16.7 million were due to a group of institutional holders in nine equal annual installments which began in 2005 and bear interest at 6.96% per annum. The most significant covenants under the terms of the related agreement require the maintenance of a minimum Consolidated Net Worth, the calculations and terms of which are defined by the related agreement filed as Exhibit 10.3 to our Form 10-Q filed August 14, 2001. As of June 30, 2011 and pursuant to the definitions in the note agreement, our Consolidated Net Worth was $747.9 million, which exceeded the minimum of $658.9 million.

In addition, as of June 30, 2011, senior notes payable in the amount of $200.0 million were due to a second group of institutional holders in five equal annual installments beginning in 2015 and bear interest at 6.11% per annum. The most significant covenants under the terms of the related agreement require the maintenance of a minimum Consolidated Net Worth, the calculations and terms of which are defined by the related agreement filed as Exhibit 10.1 to our Form 8-K filed January 31, 2008. As of June 30, 2011 and pursuant to the definitions in the note agreement, our Consolidated Net Worth was $747.9 million, which exceeded the minimum of $669.8 million.

Surety Bonds and Real Estate Mortgages

We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At June 30, 2011, approximately $2.0 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

A significant portion of our real estate held for development and sale is subject to mortgage indebtedness. All of this indebtedness is non-recourse to Granite but is recourse to the real estate entities that incurred the indebtedness. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entities to repay portions of the debt. During the three and six months ended June 30, 2011, we provided funding of $0.5 million and $7.7 million, respectively, to our real estate entities to either pay off or refinance certain real estate loans. As of June 30, 2011, the principal amount of debt of our real estate entities secured by mortgages was $44.9 million, of which $16.0 million was included in current liabilities and $28.9 million was included in long-term liabilities on our condensed consolidated balance sheet.

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

As of June 30, 2011, we were in compliance with the covenants contained in our senior note agreements and Credit Agreement.

Except as noted below, as of June 30, 2011, we were in compliance with the covenants contained in our debt agreements related to our consolidated real estate entities, and we are not aware of any material non-compliance by any of our unconsolidated entities with the covenants contained in their debt agreements. As of June 30, 2011, one of our consolidated real estate entities was in default under a debt agreement as a result of their failure to make a timely required principal and interest payment. Subsequent to June 30, 2011, three of our unconsolidated real estate entities defaulted under certain debt agreements as a result of failure to make timely required principal and/or interest payments. Defaults under the debt agreements of one of our unconsolidated real estate entities has subsequently been cured. The affected loans are non-recourse to Granite and these defaults do not result in cross-defaults under other debt agreements under which Granite is the obligor; however, there is recourse to the real estate entity that incurred the debt. The real estate entities remaining in default are currently in discussions with lenders to revise the terms of the defaulted debt agreements.

Share Purchase Program

In 2007, our Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion. As of June 30, 2011, $64.1 million was available for purchase. We did not purchase shares under the share purchase program in any of the periods presented.

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

There has been no significant change in our exposure to market risks since December 31, 2010.

Item 4.	CONTROLS AND PROCEDURES

Our management carried out, as of June 30, 2011, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the second quarter of 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The description of the matters set forth in Part I, Item 1 of this Report under “Note 17 - Legal Proceedings” is incorporated herein by reference.

Item 1A.	RISK FACTORS

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 except for the addition of the following:

Possible further deterioration of the United States economy could have a material adverse effect on our business, financial condition and results of operations. Congress’s inability to substantially lower United States debt could result in a downgrade of the United States credit rating and a decrease in government spending, which could negatively impact the ability of government agencies to fund existing or new infrastructure projects. In addition, such actions could have a material adverse effect on the financial markets and economic conditions in the United States as well as throughout the world, which may limit our ability and the ability of our customers to obtain financing. Deterioration in general economic activity and infrastructure spending, as well as other potential consequences of a credit downgrade or Congress’s deficit reduction measures could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2011, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended June 30, 2011:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
April 1, 2011 through April 30, 2011	3,562	$27.88	—	$64,065,401
May 1, 2011 through May 31, 2011	436	$27.24	—	$64,065,401
June 1, 2011 through June 30, 2011	1,226	$26.54	—	$64,065,401
	5,224	$27.51	—
1The number of shares purchased is in connection with employee tax withholding for shares/units granted under our Amended and Restated 1999 Equity Incentive Plan.
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

We operate surface mines in the western United States to produce construction aggregates. The operation of our mines is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA conducted 17 inspections at 15 of our mines during the three months ended June 30, 2011. There were no reportable citations or orders following 14 of those inspections during the three months ended June 30, 2011. The chart below contains information regarding certain mining safety and health citations or orders that MSHA issued during the three months ended June 30, 2011 associated with our mining operations. With respect to this information, it should be noted that: (i) the number of citations and orders will vary depending on the size of the mine, (ii) the number of citations issued will vary from inspector to inspector and mine to mine, and (iii) citations and orders can be contested and appealed, and in that process, may be reduced in severity and amount or dismissed.

(dollars in thousands)	Three Months Ended June 30, 2011
Name of Mine	Section 104[1]	Proposed Assessments[2]
Highway 175 Quarry	2	$0.3
Rosemary’s Mountain	1	1.2
Utah Portable Crusher #4	1	0.1
Total	4	$1.6
1The total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under Section 104 of the Mine Act for which the operator received a citation from the MSHA.
2The total dollar value of proposed assessments from the MSHA under such Mine Act.

During the three months ended June 30, 2011, with respect to our mines, MSHA did not issue any orders requiring persons to be withdrawn from the areas affected by the alleged violations of mandatory health or safety standards under Section 104(b) of the Mine Act, did not issue any citations or orders for unwarrantable failure of the mine operator to comply with mandatory health or safety standards under section104(d) of the Mine Act, did not identify any flagrant violations under Section 110(b)(2) of the Mine Act and did not issue any imminent danger orders requiring immediate withdrawal from the affected areas under Section 107(a) of the Mine Act. We did not experience any mining-related fatalities during the three months ended June 30, 2011. Furthermore, during the three months ended June 30, 2011, we did not receive written notice of a pattern of violations of mandatory health or safety standards from MSHA under Section 104(e) of the Mine Act or of the potential to have a pattern of violations of mandatory health or safety standards from MSHA. None of the citations issued during the three months ended June 30, 2011 are the subject of a formal appeal before the Federal Mine Safety and Health Review Commission.

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

GRANITE CONSTRUCTION INCORPORATED

Date:	August 4, 2011	By:	/s/ Laurel J. Krzeminski
Laurel J. Krzeminski
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)