Form 10-Q
period 2011-09-30
GRANITE CONSTRUCTION INC
filed 2011-11-03
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 25, 2011.

Class	Outstanding
Common Stock, $0.01 par value	38,668,940 shares

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)
	September 30, 2011	December 31, 2010	September 30, 2010
ASSETS
Current assets
Cash and cash equivalents	$193,099	$252,022	$257,854
Short-term marketable securities	77,389	109,447	80,962
Receivables, net	357,807	243,986	375,914
Costs and estimated earnings in excess of billings	45,884	10,519	34,448
Inventories	57,987	51,018	45,224
Real estate held for development and sale	79,173	75,716	151,638
Deferred income taxes	52,714	53,877	31,035
Equity in construction joint ventures	97,415	74,716	80,496
Other current assets	29,526	42,555	42,409
Total current assets	990,994	913,856	1,099,980
Property and equipment, net	453,822	473,607	491,363
Long-term marketable securities	59,509	34,259	49,502
Investments in affiliates	33,435	31,410	32,515
Other noncurrent assets	80,709	82,401	78,611
Total assets	$1,618,469	$1,535,533	$1,751,971

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$8,351	$8,359	$8,444
Current maturities of non-recourse debt	16,690	29,760	39,157
Accounts payable	216,600	129,700	206,993
Billings in excess of costs and estimated earnings	89,505	120,185	157,233
Accrued expenses and other current liabilities	185,624	150,773	173,547
Total current liabilities	516,770	438,777	585,374
Long-term debt	208,519	217,014	216,870
Long-term non-recourse debt	27,755	25,337	16,420
Other long-term liabilities	46,985	47,996	48,764
Deferred income taxes	10,330	10,774	27,883
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding 38,664,403 shares as of September 30, 2011, 38,745,542 shares as of December 31, 2010 and 38,769,787 shares as of September 30, 2010	387	387	388
Additional paid-in capital	108,096	104,232	101,567
Retained earnings	673,626	656,412	711,497
Total Granite Construction Incorporated shareholders’ equity	782,109	761,031	813,452
Noncontrolling interests	26,001	34,604	43,208
Total equity	808,110	795,635	856,660
Total liabilities and equity	$1,618,469	$1,535,533	$1,751,971
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
Construction	$431,101	$409,989	$784,393	$729,118
Large project construction	213,320	169,972	513,478	429,625
Construction materials	83,171	88,128	165,083	175,381
Real estate	986	2,761	7,029	11,613
Total revenue	728,578	670,850	1,469,983	1,345,737
Cost of revenue
Construction	372,561	365,323	696,911	659,705
Large project construction	187,763	151,656	443,965	379,991
Construction materials	73,617	75,991	154,329	165,889
Real estate	744	1,725	5,941	8,585
Total cost of revenue	634,685	594,695	1,301,146	1,214,170
Gross profit	93,893	76,155	168,837	131,567
Selling, general and administrative expenses	39,112	47,160	121,277	153,809
Gain on sales of property and equipment	5,598	3,165	11,572	11,417
Operating income (loss)	60,379	32,160	59,132	(10,825)
Other (expense) income
Interest income	476	2,110	2,295	4,147
Interest expense	(3,418)	(547)	(7,653)	(7,294)
Equity in income (loss) of affiliates	1,881	529	1,443	(177)
Other (expense) income, net	(1,833)	1,023	(1,951)	5,854
Total other (expense) income	(2,894)	3,115	(5,866)	2,530
Income (loss) before provision for (benefit from) income taxes	57,485	35,275	53,266	(8,295)
Provision for (benefit from) income taxes	15,109	(8,026)	11,973	(11,233)
Net income	42,376	43,301	41,293	2,938
Amount attributable to noncontrolling interests	(5,908)	(4,620)	(8,886)	(11,902)
Net income (loss) attributable to Granite Construction Incorporated	$36,468	$38,681	$32,407	$(8,964)

Net income (loss) per share attributable to common shareholders (see Note 14)
Basic	$0.94	$1.00	$0.84	$(0.24)
Diluted	$0.93	$0.99	$0.83	$(0.24)
Weighted average shares of common stock
Basic	38,172	37,865	38,092	37,802
Diluted	38,598	38,071	38,428	37,802
Dividends per common share	$0.13	$0.13	$0.39	$0.39
 The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)
Nine Months Ended September 30,	2011	2010
Operating activities
Net income	$41,293	$2,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	45,691	54,169
Gain on sales of property and equipment	(11,572)	(11,417)
Stock-based compensation	8,994	10,241
Loss (gain) on company owned life insurance	639	(2,655)
Changes in assets and liabilities, net of the effects of consolidations:
Receivables	(112,790)	(90,764)
Costs and estimated earnings in excess of billings, net	(66,045)	(22,637)
Inventories	(6,969)	576
Real estate held for development and sale	(1,725)	(9,982)
Equity in construction joint ventures	(22,699)	(14,010)
Other assets, net	9,359	7,136
Accounts payable	86,900	75,422
Accrued expenses and other current liabilities, net	30,942	11,549
Net cash provided by operating activities	2,018	10,566
Investing activities
Purchases of marketable securities	(115,146)	(78,355)
Maturities of marketable securities	85,875	50,900
Proceeds from sale of marketable securities	33,268	10,000
Additions to property and equipment	(34,748)	(30,182)
Proceeds from sales of property and equipment	20,071	17,225
Purchase of private preferred stock	(50)	(6,400)
Other investing activities, net	2,363	2,407
Net cash used in investing activities	(8,367)	(34,405)
Financing activities
Long-term debt principal payments	(17,293)	(18,472)
Cash dividends paid	(15,090)	(15,110)
Purchase of common stock	(3,840)	(3,374)
Distributions to noncontrolling partners, net	(17,489)	(20,940)
Other financing activities	1,138	633
Net cash used in financing activities	(52,574)	(57,263)
Decrease in cash and cash equivalents	(58,923)	(81,102)
Cash and cash equivalents at beginning of period	252,022	338,956
Cash and cash equivalents at end of period	$193,099	$257,854

Supplementary Information
Cash paid during the period for:
Interest	$9,718	$8,196
Income taxes	905	469
Non-cash investing and financing activities:
Restricted stock/units issued, net of forfeitures	$6,896	$6,763
Accrued cash dividends	5,026	5,040
Debt payments out of escrow from sale of assets	3,446	5,487
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” “Company” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2011 and 2010 and the results of our operations and cash flows for the periods presented. The December 31, 2010 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements. Interim results are subject to significant seasonal variations and the results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

2.	Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards. This ASU clarifies the application of certain existing fair value measurement guidance as well as expands the disclosure requirements for fair value measurements that are estimated using significant unobservable (Level 3) inputs and for assets and liabilities disclosed but not recorded at fair value. This ASU will be effective for our quarter ending March 31, 2012. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements rather than as a footnote to the condensed consolidated financial statements, where it is currently disclosed. This ASU will be effective for our quarter ending March 31, 2012. Except for the presentation requirement, the adoption of this ASU will not have an impact on our consolidated financial statements.
In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU gives companies the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value when assessing goodwill for impairment. If it is determined that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, further impairment analysis is not necessary. However, if it is concluded otherwise, we are required to perform step one of the goodwill impairment test. This ASU will be effective for our quarter ending March 31, 2012. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
In September 2011, the FASB issued ASU No. 2011-09, Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. This ASU requires employers that participate in multiemployer pension plans to provide additional quantitative and qualitative disclosures. The additional disclosures include, but are not limited to, information on significant multiemployer plans in which we participate, such as plan names and identifying numbers, the amount of contributions to the plan, whether our contributions represent more than five percent of the total contributions made to the plan, funded status, whether funding improvement plans are pending or implemented, whether the plan has imposed surcharges and the expiration dates of the plans. This ASU is effective for our year ending December 31, 2011. Except for the additional disclosures, the adoption of this ASU will not have an impact on our consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Revisions in Estimates

Our profit recognition related to construction contracts is based on estimates of costs to complete each project. These estimates can vary in the normal course of business as projects progress and uncertainties are resolved. We do not recognize revenue on contract change orders or claims until we have a signed agreement; however, we do recognize costs as incurred and revisions to estimated total costs as soon as the obligation to perform is determined. Approved change orders and claims, as well as changes in related estimates of costs to complete, are considered revisions in estimates. We use the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. Under this option, revisions in estimates are accounted for in their entirety in the period of change. As of September 30, 2011, we had no revisions in estimates that are reasonably certain to impact future periods.

Construction

The net change in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit was a net decrease of $1.3 million and a net increase of $1.6 million for the three and nine months ended September 30, 2011, respectively. The net change in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit was a net increase of $0.7 million and a net decrease of $0.4 million for the three and nine months ended September 30, 2010, respectively. The projects are summarized as follows:

Increases

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2011	2010	2011	2010
Number of projects with upward estimate changes	2	2	4	3
Range of increase in gross profit from each project, net	$1.3 - 1.4	$2.2 - 2.9	$1.1 - 2.9	$1.0 - 2.9
Increase on project profitability	$2.7	$5.1	$7.0	$6.5
The increases during the three and nine months ended September 30, 2011 were primarily due to improved salvage prices for excess material, the settlement of outstanding cost issues and owner directed scope changes. The increases during the three and nine months ended September 30, 2010 were due to the resolution of certain project uncertainties and owner directed scope changes.

Decreases

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2011	2010	2011	2010
Number of projects with downward estimate changes	2	2	3	3
Range of reduction in gross profit from each project, net	$1.4 - 2.6	$2.2 - 2.2	$1.4 - 2.6	$1.9 - 2.7
Decrease on project profitability	$4.0	$4.4	$5.4	$6.9
The decreases during the three and nine months ended September 30, 2011 were due to lower productivity than anticipated and unanticipated rework costs. The downward estimate changes during the three and nine months ended September 30, 2010 were due to lower productivity than anticipated, disputed materials performance issues and unanticipated rework costs.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Large Project Construction

The net changes in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit were net increases of $2.7 million and $7.9 million for the three and nine months ended September 30, 2011, respectively. The net change for the three and nine months ended September 30, 2010 was a net decrease of $0.1 million and a net increase of $6.5 million, respectively. Amounts attributable to noncontrolling interests were $1.0 million and $0.6 million of the net increases for the three and nine months ended September 30, 2011, respectively, $0.1 million of the net decrease for the three months ended September 30, 2010 and $1.5 million of the net increase for the nine months ended September 30, 2010. The projects are summarized as follows:

Increases

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2011	2010	2011	2010
Number of projects with upward estimate changes	5	2	6	6
Range of increase in gross profit from each project, net	$1.0 - 2.6	$1.4 - 2.8	$1.4 - 4.2	$1.0 - 4.2
Increase on project profitability	$8.8	$4.2	$17.7	$11.6
The increases during the three and nine months ended September 30, 2011 were due to the settlement of outstanding issues with a contract owner, owner directed scope changes, lower than anticipated construction costs and the resolution of a project claim. The increases during the three and nine months ended September 30, 2010 were due to the settlement of design issues with a subcontractor, resolution of project uncertainties, owner directed scope changes and higher productivity than anticipated.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Decreases

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2011	September 30, 2010	2011	September 30, 2010
Number of projects with downward estimate changes	3	2	2	2
Range of reduction in gross profit from each project, net	$1.7 - 2.4	$1.9 - 2.4	$4.2 - 5.6	$2.2 - 2.9
Decrease on project profitability	$6.1	$4.3	$9.8	$5.1
The downward estimate changes during the three and nine months ended September 30, 2011 were due to increased costs to resolve project uncertainties and lower productivity than anticipated. The decreases during the three and nine months ended September 30, 2010 were due to issues with contract owners as well as lower productivity than anticipated.

Our wholly owned subsidiaries, Granite Construction Company and Granite Northwest, Inc., are members of a joint venture known as Yaquina River Constructors (“YRC”) which is contracted by the Oregon Department of Transportation (“ODOT”) to construct a new road alignment of U.S. Highway 20 near Eddyville, Oregon. In addition to previous geologic landslide movements, the project site experienced unanticipated ground movement at several hillsides beginning in 2010. In some locations, the ground movements have caused damage to completed portions of bridge structures. Although design work towards a new mitigation plan on the project is continuing, the corrective work required to complete the project has not yet been determined.  YRC and ODOT are engaged in the contractual dispute resolution process to determine the parties’ responsibilities for design issues and which party bears the financial responsibility for the corrective work.  At this time, the Company cannot predict the timing of the resolution of the contractual disputes, including the design determination issue, nor reasonably estimate the impact the final resolution will have on the projected financial results for this project. If the required corrective work is determined to be substantial, and YRC is determined to bear the financial responsibility for the corrective work, the Company’s results of operations and cash flows for one or more future periods could be materially and adversely affected. Until the dispute is resolved, we will incur additional costs to maintain the job site. While we believe we are entitled to receive compensation for these additional costs, the contractual dispute resolution process will determine which party bears the financial responsibility for maintaining the job site. During the year ended December 31, 2010, a $10.2 million revision in estimate was recorded in our consolidated statements of operations primarily related to additional costs to maintain the project site until the beginning of the 2012 construction season. In addition, provisions for the estimated total cost of this contract in excess of its estimated total revenue have been made in the condensed consolidated statements of operations. Due to the uncertainties described above, no revisions in this project’s estimates were made during the three and nine months ended September 30, 2011 related to the disputed work.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Marketable Securities

The carrying amounts of marketable securities were as follows (in thousands):

September 30, 2011	Held-to-Maturity	Trading	Total
U.S. Government and agency obligations	$40,218	$—	$40,218
Commercial paper	29,978	—	29,978
Municipal bonds	4,036	—	4,036
Corporate bonds	3,157	—	3,157
Total short-term marketable securities	77,389	—	77,389
U.S. Government and agency obligations	45,268	—	45,268
Municipal bonds	8,952	—	8,952
Corporate bonds	5,289	—	5,289
Total long-term marketable securities	59,509	—	59,509
Total marketable securities	$136,898	$—	$136,898

December 31, 2010
U.S. Government and agency obligations	$40,047	$—	$40,047
Commercial paper	33,971	—	33,971
Municipal bonds	10,896	—	10,896
Corporate bonds	10,122	—	10,122
Equity securities - mutual funds	—	14,411	14,411
Total short-term marketable securities	95,036	14,411	109,447
U.S. Government and agency obligations	30,618	—	30,618
Municipal bonds	3,641	—	3,641
Total long-term marketable securities	34,259	—	34,259
Total marketable securities	$129,295	$14,411	$143,706

September 30, 2010
U.S. Government and agency obligations	$44,407	$—	$44,407
Commercial paper	19,971	—	19,971
Municipal bonds	11,204	—	11,204
Equity securities - mutual funds	—	5,380	5,380
Total short-term marketable securities	75,582	5,380	80,962
U.S. Government and agency obligations	45,844	—	45,844
Municipal bonds	3,658	—	3,658
Total long-term marketable securities	49,502	—	49,502
Total marketable securities	$125,084	$5,380	$130,464

Scheduled maturities of held-to-maturity investments were as follows (in thousands):

September 30, 2011
Due within one year	$77,389
Due in one to five years	59,509
Total	$136,898

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Fair Value Measurement

The following tables summarize each class of assets and liabilities measured at fair value on a recurring basis:

September 30, 2011	Fair Value Measurement at Reporting Date Using
(in thousands)	Level 1[1]	Level 2[2]	Level 3[3]	Total
Cash equivalents
Money market funds	$149,966	$—	$—	$149,966
Total	$149,966	$—	$—	$149,966

December 31, 2010	Fair Value Measurement at Reporting Date Using
(in thousands)	Level 1[1]	Level 2[2]	Level 3[3]	Total
Cash equivalents
Money market funds	$226,009	$—	$—	$226,009
Trading securities
Equity securities - mutual funds	14,411	—	—	14,411
Total	$240,420	$—	$—	$240,420

September 30, 2010	Fair Value Measurement at Reporting Date Using
(in thousands)	Level 1[1]	Level 2[2]	Level 3[3]	Total
Cash equivalents
Money market funds	$210,189	$—	$—	$210,189
Trading securities
Equity securities - mutual funds	5,380	—	—	5,380
Total	$215,569	$—	$—	$215,569
1Quoted prices in active markets for identical assets or liabilities.
2Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
3Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

A reconciliation of money market funds to consolidated cash and cash equivalents is as follows:

(in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Money market funds	$149,966	$226,009	$210,189
Held-to-maturity commercial paper	4,997	4,999	14,997
Cash	38,136	21,014	32,668
Total cash and cash equivalents	$193,099	$252,022	$257,854

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

(in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Carrying amount
Senior notes payable	$216,667	$225,000	$225,000

Fair value
Senior notes payable	$246,844	$245,911	$256,556

We measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis. During the three and nine months ended September 30, 2011 and 2010, we did not record any significant fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

6.	Receivables, Net

(in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Construction contracts:
Completed and in progress	$223,292	$121,664	$226,192
Retentions	74,795	96,333	92,614
Total construction contracts	298,087	217,997	318,806
Construction material sales	52,157	17,674	51,114
Other	10,177	11,612	9,325
Total gross receivables	360,421	247,283	379,245
Less: allowance for doubtful accounts	2,614	3,297	3,331
Total net receivables	$357,807	$243,986	$375,914

Included in other receivables at September 30, 2011, December 31, 2010 and September 30, 2010 were items such as notes receivable, interest receivable, fuel tax refunds and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates.

Financing receivables consisted of long-term notes receivable and retentions receivable. As of September 30, 2011, December 31, 2010 and September 30, 2010, long-term notes receivable outstanding were $2.1 million, $1.8 million and $2.1 million, respectively, and primarily related to loans made to employees and were included in other noncurrent assets in our condensed consolidated balance sheets.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We segregate our retention receivables into two categories: escrow and non-escrow and the balances in each category were as follows:

(in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Escrow	$38,517	$43,841	$38,312
Non-escrow	36,278	52,492	54,302
Total retention receivables	$74,795	$96,333	$92,614

The escrow receivables include amounts due to Granite which have been deposited into an escrow account and bear interest. Typically, escrow retention receivables are held until work on a project is complete and has been accepted by the owner who then releases those funds, along with accrued interest, to us. There is minimal risk of not collecting on these amounts.

Non-escrow retention receivables are amounts that the project owner has contractually withheld that will be paid upon owner acceptance of contract completion. We evaluate our non-escrow retention receivables for collectability using certain customer information that includes the following:

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

The following table summarizes the amount of our non-escrow retention receivables within each category:

(in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Federal	$2,148	$3,080	$2,175
State	6,046	9,507	10,792
Local	17,666	29,451	30,409
Private	10,418	10,454	10,926
Total	$36,278	$52,492	$54,302

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

September 30, 2011	Current	0 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$1,976	$77	$95	$2,148
State	3,880	1,397	769	6,046
Local	13,801	1,465	2,400	17,666
Private	9,911	108	399	10,418
Total	$29,568	$3,047	$3,663	$36,278

December 31, 2010	Current	0 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$2,587	$174	$319	$3,080
State	4,443	628	4,436	9,507
Local	22,641	2,800	4,010	29,451
Private	9,243	175	1,036	10,454
Total	$38,914	$3,777	$9,801	$52,492

September 30, 2010	Current	0 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$1,921	$22	$232	$2,175
State	9,227	131	1,434	10,792
Local	23,850	2,489	4,070	30,409
Private	9,689	243	994	10,926
Total	$44,687	$2,885	$6,730	$54,302

Federal, state and local agencies generally require several approvals to release payments, and these approvals often take over 90 days past contractual due dates to obtain. Amounts past due from government agencies primarily result from delays caused by paperwork processing and obtaining proper agency approvals rather than lack of funds. As of September 30, 2011, December 31, 2010 and September 30, 2010, our allowance for doubtful accounts contained no material provision related to non-escrow retention receivables as we determined there were no significant collectibility issues.

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

At September 30, 2011, there was approximately $1.7 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $0.6 billion represented our share and the remaining $1.1 billion represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.

Construction Joint Ventures

Generally, each construction joint venture is formed to complete a specific contract and is jointly controlled by the joint venture partners. The joint venture agreements typically provide that our interests in any profits and assets, and our respective share in any losses and liabilities resulting from the performance of the contracts are limited to our stated percentage interest in the project. We have no significant commitments beyond completion of the contracts. Under our contractual arrangements, we provide capital to these joint ventures in return for an ownership interest. In addition, partners dedicate resources to the ventures necessary to complete the contracts and are reimbursed for their cost. The operational risks of each construction joint venture are passed along to the joint venture partners. As we absorb our share of these risks, our investment in each venture is exposed to potential losses.

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

Based on our primary beneficiary assessment during the nine months ended September 30, 2011, we determined no change was required to the accounting for existing construction joint ventures.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Construction Joint Ventures

The carrying amounts and classification of assets and liabilities of construction joint ventures we are required to consolidate are included in our condensed consolidated financial statements as follows:

(in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Cash and cash equivalents[1]	$65,350	$109,380	$103,367
Other current assets[2]	31,215	50,344	44,351
Total current assets	96,565	159,724	147,718
Noncurrent assets	9,821	2,561	894
Total assets[3]	$106,386	$162,285	$148,612

Accounts payable	$36,660	$33,078	$33,934
Billings in excess of costs and estimated earnings[1]	17,116	46,475	63,783
Accrued expenses and other current liabilities	5,997	11,633	11,195
Total current liabilities	59,773	91,186	108,912
Noncurrent liabilities	33	3	5
Total liabilities[3]	$59,806	$91,189	$108,917
1The volume and stage of completion of contracts from our consolidated construction joint ventures may cause fluctuations in cash and cash equivalents as well as billings in excess of costs and estimated earnings between periods.
2Prior period amounts have been revised to conform to current year presentation. The revisions had no impact on the consolidated balances or on the accounting for consolidated construction joint ventures.
3The assets and liabilities of each joint venture relate solely to that joint venture. The decision to distribute joint venture cash and cash equivalents and assets must generally be made jointly by all of the partners and, accordingly, these cash and cash equivalents and assets generally are not available for the working capital needs of Granite.

At September 30, 2011, we were engaged in two active consolidated construction joint venture projects with total contract values of $227.6 million and $312.1 million. Our proportionate share of the equity in these joint ventures was 45.0% and 60.0%, respectively.

Unconsolidated Construction Joint Ventures

We account for our share of construction joint ventures that we are not required to consolidate on a pro rata basis in the condensed consolidated statements of operations and as a single line item on the condensed consolidated balance sheets. As of September 30, 2011, these unconsolidated joint ventures were engaged in nine active construction projects with total contract values ranging from $57.6 million to $975.4 million. Our proportionate share of the equity in these unconsolidated joint ventures was between 20.0% and 49.0%. As of September 30, 2011, we had between $2.4 million and $196.1 million of revenue per project remaining to be recognized on these unconsolidated joint ventures.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Assets:
Cash and cash equivalents[1]	$356,399	$318,408	$273,173
Other assets	265,549	212,911	192,606
Less partners’ interest	378,523	324,485	287,616
Granite’s interest	243,425	206,834	178,163
Liabilities:
Accounts payable	85,602	72,658	49,767
Billings in excess of costs and estimated earnings[1]	302,039	282,702	211,822
Other liabilities	9,460	8,893	13,837
Less partners’ interest	251,091	232,135	177,759
Granite’s interest	146,010	132,118	97,667
Equity in construction joint ventures	$97,415	$74,716	$80,496
 1The volume and stage of completion of contracts from our unconsolidated construction joint ventures may cause fluctuations in cash and cash equivalents as well as billings in excess of costs and estimated earnings between periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Revenue:
Total	$243,654	$168,981	$667,920	$427,379
Less partners’ interest[1]	158,079	120,790	448,357	300,425
Granite’s interest	85,575	48,191	219,563	126,954
Cost of revenue:
Total	212,485	157,932	546,495	386,316
Less partners’ interest[1]	140,506	111,578	370,865	261,508
Granite’s interest	71,979	46,354	175,630	124,808
Granite’s interest in gross profit	$13,596	$1,837	$43,933	$2,146
1Partners’ interest represents amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies.

Line Item Joint Ventures

The revenue for each line item joint venture partner’s discrete items of work is defined in the contract with the project owner and each venture partner bears the profitability risk associated with its own work. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We account for our portion of these contracts as project revenues and costs in our accounting system and include receivables and payables associated with our work in our condensed consolidated financial statements. As of September 30, 2011, we had four active line item joint venture construction projects with total contract values between $52.9 million and $154.9 million of which our portions were between $21.1 million and $71.3 million. As of September 30, 2011, we had between $0.9 million and $43.8 million of revenue per project remaining to be recognized on these line item joint ventures.

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

Substantially all the assets of these real estate entities in which we are participants through our GLC subsidiary are classified as real estate held for development and sale or real estate held for use. All outstanding debt of these entities is non-recourse to Granite. However, there is recourse to our real estate affiliates that incurred the debt. Our real estate affiliates include limited partnerships or limited liability companies of which we are a limited partner or member. In the fourth quarter of 2010, we publicly announced our work in progress on our Enterprise Improvement Plan which includes business plans to orderly divest of our real estate investment business through the end of 2013, subject to market conditions.

GLC receives authorization to provide additional financial support for certain of its real estate entities in increments as they achieve entitlement or development milestones, or to address changes in business plans.  During the nine months ended September 30, 2011, GLC was authorized to increase its financial support to consolidated land entities by a total of $12.0 million on three separate projects. This compares to an increase of $13.5 million on three projects for the same period in 2010. The authorization will allow GLC entities to refinance debt and complete entitlements necessary to sell these projects in keeping with the Company’s plans to orderly divest its real estate investment business. As of September 30, 2011, $7.9 million of the total authorized investment had yet to be contributed to the consolidated entities.

We have determined that certain of the real estate joint ventures are VIEs as defined by ASC Topic 810, Consolidation, and related standards. To ascertain if we are required to consolidate the VIE, we continually evaluate whether we are the VIE’s primary beneficiary. The factors we consider in determining whether we are a VIE’s primary beneficiary include the decision authority of each partner, which partner manages the day-to-day operations of the project and the amount of our equity investment in relation to that of our partners. Based on our ongoing primary beneficiary assessments, there were no changes to our determinations of whether we are the VIE’s primary beneficiary for existing real estate entities during the nine months ended September 30, 2011 and 2010.

To determine if impairment charges should be recognized, the carrying amount of each consolidated real estate development project is reviewed on a quarterly basis in accordance with ASC Topic 360, Property, Plant, and Equipment, and each real estate development project accounted for under the equity method of accounting is reviewed in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures.  The review of each project includes an evaluation of entitlement status, market conditions, existing offers to purchase, cost of construction, debt load, development schedule, status of joint venture partners and other factors specific to each project to determine if events or changes in circumstances indicate that a project’s carrying amount may not be recoverable. If events or changes in circumstances indicate that a project’s carrying amount may not be recoverable, the undiscounted future cash flows are estimated and compared to the project’s carrying amount.  In the event that the estimated undiscounted future cash flows are not sufficient to recover the carrying amount of a project, it is written down to its estimated fair value.

Based on our quarterly evaluations of each project’s business plan and our review of each project, we recorded no significant impairment charges during the three and nine months ended September 30, 2011 and 2010.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Real Estate Entities

The carrying amounts and classification of assets and liabilities of real estate entities we are required to consolidate are included in our condensed consolidated balance sheets as follows:

(in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Real estate held for development and sale	$79,173	$75,716	$151,638
Other current assets	2,801	2,453	2,858
Total current assets	81,974	78,169	154,496
Property and equipment, net	—	3,771	8,156
Other noncurrent assets	—	1,095	2,005
Total assets	$81,974	$83,035	$164,657

Current maturities of non-recourse debt	$16,190	$29,760	$39,157
Other current liabilities	1,901	2,619	3,083
Total current liabilities	18,091	32,379	42,240
Long-term non-recourse debt	27,755	25,337	16,420
Other noncurrent liabilities	278	404	443
Total liabilities	$46,124	$58,120	$59,103

Substantially all of the consolidated real estate entities’ real estate held for development and sale as well as property and equipment are pledged as collateral for the debt of the real estate entities. All outstanding debt of the real estate entities is recourse only to the real estate affiliate that incurred the debt (i.e. the limited partnership or limited liability company of which we are a limited partner or member). Our proportionate share of the profits and losses of these entities depends on the ultimate operating results of the entities.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Included in current assets on our condensed consolidated balance sheets is real estate held for development and sale. The breakdown by type and location of our real estate held for development and sale is summarized below:

	September 30, 2011		December 31, 2010		September 30, 2010
(dollars in thousands)	Amount	Number of Projects	Amount	Number of Projects	Amount	Number of Projects
Residential	$55,672	5	$55,289	5	$129,618	6
Commercial[1]	23,501	7	20,427	5	22,020	5
Total	$79,173	12	$75,716	10	$151,638	11

Washington	$47,109	2	$44,598	2	$87,194	2
California[1]	16,382	8	13,437	6	25,815	7
Texas	8,859	1	8,859	1	8,716	1
Oregon	6,823	1	8,822	1	29,913	1
Total	$79,173	12	$75,716	10	$151,638	11
 1The increase in the number of projects from December 31, 2010 to September 30, 2011 is due to the reclassification of two projects from property and equipment to real estate held for development and sale. The reclassifications were due to a change in business plans for the projects in connection with our Enterprise Improvement Plan.

Investments in Affiliates

We account for our share of unconsolidated real estate entities in which we have determined we are not the primary beneficiary in other income in the condensed consolidated statements of operations and as a single line item on our condensed consolidated balance sheets as investments in affiliates. At September 30, 2011, these entities were engaged in real estate development projects with total assets ranging from approximately $3.1 million to $48.4 million. Our proportionate share of the profits and losses of these entities depends on the ultimate operating results of the entities.

Additionally, we have investments in non-real estate affiliates that are accounted for using the equity method. The most significant of these investments is a 50% interest in a limited liability company which owns and operates an asphalt terminal in Nevada. We also have a cost method investment in the preferred stock of a corporation that designs and manufactures power generation equipment.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our investments in affiliates balance consists of the following:

(in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Equity method investments in real estate affiliates	$15,856	$12,128	$14,290
Equity method investments in other affiliates	11,129	12,882	11,825
Total equity method investments	26,985	25,010	26,115
Cost method investments	6,450	6,400	6,400
Total investments in affiliates	$33,435	$31,410	$32,515

The breakdown by type and location of our interests in real estate ventures is summarized below:

	September 30, 2011		December 31, 2010		September 30, 2010
(dollars in thousands)	Amount	Number of Projects	Amount	Number of Projects	Amount	Number of Projects
Residential	$11,511	2	$9,029	2	$8,893	2
Commercial	4,345	3	3,099	3	5,397	3
Total	$15,856	5	$12,128	5	$14,290	5

Texas	$15,856	5	$12,128	5	$14,290	5
Total	$15,856	5	$12,128	5	$14,290	5

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a 100% combined basis:

(in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Total assets	$157,054	$156,868	$165,653
Net assets	80,306	84,368	88,530
Granite’s share of net assets	26,985	25,010	26,115

9.	Property and Equipment, net

Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net on our condensed consolidated balance sheets as follows:

(in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Land and land improvements	$122,728	$120,342	$123,278
Quarry property	175,431	174,231	175,048
Buildings and leasehold improvements	81,217	85,655	89,401
Equipment and vehicles	753,776	778,443	791,449
Office furniture and equipment	48,996	42,509	41,354
Property and equipment	1,182,148	1,201,180	1,220,530
Less: accumulated depreciation and depletion	728,326	727,573	729,167
Property and equipment, net	$453,822	$473,607	$491,363

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Intangible Assets

The balances of the following intangible assets are included in other noncurrent assets on our condensed consolidated balance sheets:

Indefinite-lived Intangible Assets:

(in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Goodwill[1]	$9,900	$9,900	$9,900
Use rights and other	1,319	1,319	1,319
Total unamortized intangible assets	$11,219	$11,219	$11,219
1Goodwill for all periods presented primarily relates to our Construction segment.

Amortized Intangible Assets:

September 30, 2011		Accumulated
(in thousands)	Gross Value	Amortization	Net Value
Permits	$29,713	$(7,205)	$22,508
Customer lists	2,198	(1,885)	313
Covenants not to compete	1,588	(1,439)	149
Other	871	(545)	326
Total amortized intangible assets	$34,370	$(11,074)	$23,296

December 31, 2010
(in thousands)
Permits	$29,713	$(6,100)	$23,613
Customer lists	2,198	(1,715)	483
Covenants not to compete	1,588	(1,325)	263
Other	871	(432)	439
Total amortized intangible assets	$34,370	$(9,572)	$24,798

September 30, 2010
(in thousands)
Permits	$33,582	$(6,401)	$27,181
Customer lists	2,198	(1,658)	540
Covenants not to compete	1,588	(1,286)	302
Other	1,082	(606)	476
Total amortized intangible assets	$38,450	$(9,951)	$28,499
Amortization expense related to these intangible assets for the three and nine months ended September 30, 2011 was approximately $0.5 million and $1.5 million, respectively, and approximately $0.6 million and $1.8 million for the three and nine months ended September 30, 2010, respectively. Based on the amortized intangible assets balance at September 30, 2011, amortization expense expected to be recorded in the future is as follows: $0.5 million for the balance of 2011; $1.9 million in 2012; $1.6 million in 2013; $1.5 million in 2014; $1.5 million in 2015; and $16.3 million thereafter.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Restructuring

We had no significant restructuring charges during the three and nine months ended September 30, 2011 and 2010. During 2011 and beyond, we expect to record between $2.0 million and $11.0 million of restructuring charges, primarily related to previously planned additional consolidation efforts and assets to be held-for-sale as part of our Enterprise Improvement Plan. The ultimate amount and timing of future restructuring charges is subject to our ability to negotiate sales of certain assets at prices acceptable to us.

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

As of September 30, 2011, we were in compliance with the covenants contained in our senior note agreements and Credit Agreement.

Except as noted below, as of September 30, 2011, we were in compliance with the covenants contained in our debt agreements related to our consolidated real estate entities, and we are not aware of any material non-compliance by any of our unconsolidated entities with the covenants contained in their debt agreements. As of September 30, 2011, two of our consolidated and two of our unconsolidated real estate entities were in default under debt agreements as a result of their failure to make timely required principal and/or interest payments. Subsequent to September 30, 2011, defaults under the debt agreements of one of our consolidated real estate entities has been cured. The affected loans are non-recourse to Granite and these defaults do not result in cross-defaults under other debt agreements under which Granite is the obligor; however, there is recourse to the real estate entity that incurred the debt. The real estate entities remaining in default are currently in discussions with lenders to revise the terms of the defaulted debt agreements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Weighted Average Shares Outstanding

A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income (loss) per share in the accompanying condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Weighted average shares outstanding:
Weighted average common stock outstanding	38,669	38,773	38,678	38,747
Less: weighted average unvested restricted stock outstanding	497	908	586	945
Total basic weighted average shares outstanding	38,172	37,865	38,092	37,802

Diluted weighted average shares outstanding:
Weighted average common stock outstanding, basic	38,172	37,865	38,092	37,802
Effect of dilutive securities:
Common stock options and restricted stock units[1]	426	206	336	—
Total weighted average shares outstanding assuming dilution	38,598	38,071	38,428	37,802
1Due to the net loss for the nine months ended September 30, 2010, 146,000 common stock options and restricted stock units have been excluded from the number of shares used in calculating diluted loss per share, as their inclusion would be antidilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Basic
Numerator:
Net income (loss) attributable to Granite	$36,468	$38,681	$32,407	$(8,964)
Less: net income allocated to participating securities	469	903	491	—
Net income (loss) allocated to common shareholders for basic calculation	$35,999	$37,778	$31,916	$(8,964)

Denominator:
Weighted average common shares outstanding, basic	38,172	37,865	38,092	37,802
Net income (loss) per share, basic	$0.94	$1.00	$0.84	$(0.24)

Diluted
Numerator:
Net income (loss) attributable to Granite	$36,468	$38,681	$32,407	$(8,964)
Less: net income allocated to participating securities	462	898	487	—
Net income (loss) allocated to common shareholders for diluted calculation	$36,006	$37,783	$31,920	$(8,964)

Denominator:
Weighted average common shares outstanding, diluted	38,598	38,071	38,428	37,802
Net income (loss) per share, diluted	$0.93	$0.99	$0.83	$(0.24)

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.	Income Taxes

Our effective tax rate was 26.3% and 22.5% for the three and nine months ended September 30, 2011, respectively, and was (22.8)% and 135.4% for the three and nine months ended September 30, 2010, respectively.  The changes from prior year periods were primarily due to the effect from noncontrolling interests as a percent of net income (loss), as noncontrolling interests are not subject to income taxes on a stand-alone basis. Included in the tax rate for the nine months ended September 30, 2011 is the recognition and measurement of previously unrecognized tax benefits, which is considered a discrete item for tax provision purposes. The recognition and measurement of these tax benefits was the result of a favorable settlement of an income tax examination conducted by the Internal Revenue Service. In addition, our effective tax rate for the nine months ended September 30, 2010 was affected by non-taxable life insurance proceeds which were considered a discrete item for tax provision purposes.

16.	Equity and Other Comprehensive Income (Loss)

The following tables summarize our equity activity for the periods presented:

(in thousands)	Granite Construction Incorporated	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	$761,031	$34,604	$795,635
Purchase of common stock[1]	(3,840)	—	(3,840)
Other transactions with shareholders[3]	7,589	—	7,589
Transactions with noncontrolling interests, net[4]	—	(17,489)	(17,489)
Comprehensive income:
Net income	32,407	8,886	41,293
Total comprehensive income	32,407	8,886	41,293
Dividends on common stock	(15,078)	—	(15,078)
Balance at September 30, 2011	$782,109	$26,001	$808,110

(in thousands)
Balance at December 31, 2009	$830,651	$51,905	$882,556
Purchase of common stock[2]	(3,374)	—	(3,374)
Other transactions with shareholders[3]	10,266	—	10,266
Transactions with noncontrolling interests, net[4]	—	(20,599)	(20,599)
Comprehensive (loss) income:
Net (loss) income	(8,964)	11,902	2,938
Total comprehensive (loss) income	(8,964)	11,902	2,938
Dividends on common stock	(15,127)	—	(15,127)
Balance at September 30, 2010	$813,452	$43,208	$856,660
1Represents 138,000 shares purchased in connection with employee tax withholding for shares/units granted under our Amended and Restated 1999 Equity Incentive Plan.
2Represents 122,000 shares purchased in connection with employee tax withholding for shares granted under our Amended and Restated 1999 Equity Incentive Plan.
3Amounts are comprised primarily of amortized restricted stock and units.
4Amounts are comprised primarily of distributions to noncontrolling partners.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.	Legal Proceedings

In the ordinary course of business, we are involved in various legal proceedings that are pending against us and our affiliates alleging, among other things, breach of contract or tort in connection with the performance of professional services, the various outcomes of which cannot be predicted with certainty. The most significant of these proceedings are as follows:

•
Hiawatha Project DBE Issues: The Hiawatha Light Rail Transit (“HLRT”) project was performed by Minnesota Transit Constructors (“MnTC”), a joint venture that consisted of our wholly owned subsidiary, Granite Construction Company (“GCCO”), and other unrelated companies. GCCO was the managing partner of the joint venture. The Minnesota Department of Transportation (“MnDOT”), which was the contracting agency, the Metropolitan Council, which was the local agency conduit for providing federal funds to MnDOT for the HLRT project, and the U.S. Departments of Transportation and Justice made certain claims that MnTC had not complied with certain contract and legal requirements regarding the use of Disadvantaged Business Enterprise (“DBE”) firms on the project. All agencies and MnTC reached a negotiated settlement of all claims asserted. In return for a release from the agencies of their asserted claims, and to avoid the additional expense and uncertainty of pursuing a formal resolution of the claims, MnTC agreed to make a payment to the U.S. Department of Justice (“USDOJ”). Granite's portion of the settlement is approximately $1.1 million and had been reserved in prior period financial statements. However, in the settlement MnTC did not admit to, and continued to dispute, the agencies' claims. There were no civil or criminal actions filed in this matter. There are no special requirements or limitations on GCCO or the MnTC joint venture partners regarding future contracts with the federal government or MnDOT arising out of this matter or the settlement.

•
US Highway 20 Project: Our wholly owned subsidiaries, GCCO and Granite Northwest, Inc., are members of a joint venture known as Yaquina River Constructors (“YRC”) which is contracted by the Oregon Department of Transportation (“ODOT”) to construct a new road alignment of US Highway 20 near Eddyville, Oregon. The project involves constructing seven miles of new road through steep and forested terrain in the Coast Range Mountains. During the fall and winter of 2006, extraordinary rain events produced runoff that overwhelmed installed erosion control measures and resulted in discharges to surface water resulting in alleged violations of YRC’s stormwater permit. In June 2009, YRC was informed that the USDOJ had assumed the criminal investigation that the Oregon Department of Justice initiated in connection with stormwater runoff from the project. YRC and its members are fully cooperating in the investigation. We continue to communicate with the USDOJ about the agency’s possible penalties against GCCO. We do not know whether any criminal charges, civil lawsuits or fines will be brought against GCCO as a result of the USDOJ’s investigation. Under certain circumstances the resolution of this matter could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations, cash flow and liquidity.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
Grand Avenue Project DBE Issues: On March 6, 2009, the U.S. Department of Transportation, Office of Inspector General (“OIG”) served upon our wholly-owned subsidiary, Granite Construction Northeast, Inc. (“Granite Northeast”), a United States District Court Eastern District of New York subpoena to testify before a grand jury by producing documents. The subpoena seeks all documents pertaining to the use of a DBE firm (the “Subcontractor”), and the Subcontractor's use of a non-DBE lower tier subcontractor/consultant, on the Grand Avenue Bus Depot and Central Maintenance Facility for the Borough of Queens Project (the “Grand Avenue Project”), a Granite Northeast project.  The subpoena also seeks any documents regarding the use of the Subcontractor as a DBE on any other projects and any other documents related to the Subcontractor or to the lower-tier subcontractor/consultant.  We have complied with the subpoena and are fully cooperating with the OIG's investigation. To date, Granite Northeast has not been notified that it is either a subject or target of the OIG's investigation. Accordingly, we do not know whether any criminal charges or civil lawsuits will be brought or against whom, as a result of the investigation. We cannot, however, rule out the possibility of civil or criminal actions or administrative sanctions being brought against Granite Northeast.

•
Other Legal Proceedings/Government Inquiries: We are a party to a number of other legal proceedings arising in the normal course of business. From time to time, we also receive inquiries from public agencies seeking information concerning our compliance with government construction contracting requirements and related laws and regulations. We believe that the nature and number of these proceedings and compliance inquiries are typical for a construction firm of our size and scope. Our litigation typically involves claims regarding public liability or contract related issues. While management currently believes, after consultation with counsel, that the ultimate outcome of pending proceedings and compliance inquiries, individually and in the aggregate, will not have a material adverse affect on our financial position or overall trends in results of operations or cash flows, litigation is subject to inherent uncertainties. Were one or more unfavorable rulings to occur, there exists the possibility of a material adverse effect on our financial position, results of operations, cash flows and/or liquidity for the period in which the ruling occurs. In addition, our government contracts could be terminated, we could be suspended or debarred, or payment of our costs disallowed. While any one of our pending legal proceedings is subject to early resolution as a result of our ongoing efforts to settle, whether or when any legal proceeding will be resolved through settlement is neither predictable nor guaranteed.

We record amounts in our condensed consolidated balance sheets representing our estimated liability relating to legal proceedings and government inquiries. During the three and nine months ended September 30, 2011 and 2010, there were no significant additions or revisions to the estimated liability that were recorded in our condensed consolidated statements of operations, or significant changes to our accrual for such ligation loss contingencies on our condensed consolidated balance sheets.

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

The Real Estate segment purchases, develops, operates, sells and invests in real estate related projects and provides real estate services for the Company’s operations. The Real Estate segment’s current portfolio consists of residential, retail and office site development projects for sale to home and commercial property developers in Washington, Oregon, California and Texas. In October 2010, we announced our Enterprise Improvement Plan that includes plans to orderly divest of our real estate investment business consistent with our strategy to focus on our core business.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies contained in our 2010 Annual Report on Form 10-K. We evaluate segment performance based on gross profit or loss, and do not include overhead and non-operating income or expense. Segment assets include property and equipment, intangibles, inventory, equity in construction joint ventures and real estate held for development and sale.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized segment information is as follows:

	Three Months Ended September 30,
(in thousands)	Construction	Large Project Construction	Construction Materials	Real Estate	Total
2011
Total revenue from reportable segments	$431,101	$213,320	$170,574	$986	$815,981
Elimination of intersegment revenue	—	—	(87,403)	—	(87,403)
Revenue from external customers	431,101	213,320	83,171	986	728,578
Gross profit	58,540	25,557	9,554	242	93,893
Depreciation, depletion and amortization	3,437	1,259	7,487	46	12,229
2010
Total revenue from reportable segments	$409,989	$169,972	$193,578	$2,761	$776,300
Elimination of intersegment revenue	—	—	(105,450)	—	(105,450)
Revenue from external customers	409,989	169,972	88,128	2,761	670,850
Gross profit	44,666	18,316	12,137	1,036	76,155
Depreciation, depletion and amortization	3,432	678	9,433	82	13,625

	Nine Months Ended September 30,
(in thousands)	Construction	Large Project Construction	Construction Materials	Real Estate	Total
2011
Total revenue from reportable segments	$784,393	$513,478	$309,846	$7,029	$1,614,746
Elimination of intersegment revenue	—	—	(144,763)	—	(144,763)
Revenue from external customers	784,393	513,478	165,083	7,029	1,469,983
Gross profit	87,482	69,513	10,754	1,088	168,837
Depreciation, depletion and amortization	11,362	3,316	21,594	143	36,415
Segment assets	114,359	108,272	368,141	87,232	678,004
2010
Total revenue from reportable segments	$729,118	$429,625	$335,896	$11,613	$1,506,252
Elimination of intersegment revenue	—	—	(160,515)	—	(160,515)
Revenue from external customers	729,118	429,625	175,381	11,613	1,345,737
Gross profit	69,413	49,634	9,492	3,028	131,567
Depreciation, depletion and amortization	14,058	2,147	24,985	412	41,602
Segment assets	127,445	88,752	376,312	168,041	760,550

A reconciliation of segment gross profit to consolidated income (loss) before provision for (benefit from) income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Total gross profit from reportable segments	$93,893	$76,155	$168,837	$131,567
Selling, general and administrative expenses	39,112	47,160	121,277	153,809
Gain on sales of property and equipment	5,598	3,165	11,572	11,417
Other (expense) income, net	(2,894)	3,115	(5,866)	2,530
Income (loss) before provision for (benefit from) income taxes	$57,485	$35,275	$53,266	$(8,295)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our typical construction project begins with the preparation and submission of a bid to a customer. If selected as the successful bidder, we generally enter into a contract with the customer that provides for payment upon completion of specified work or units of work as identified in the contract. We usually invoice our customers on a monthly basis. Our contracts frequently call for retention that is a specified percentage withheld from each payment until the contract is completed and the work accepted by the customer. Additionally, we defer recognition of profit on projects until they reach at least 25% completion (see “Gross Profit” section below) and our profit recognition is based on estimates that change over time. Our revenue, gross margin and cash flows can differ significantly from period to period due to a variety of factors including the projects’ stage of completion, the mix of early and late stage projects, our estimates of contract costs and the payment terms of our contracts. The timing differences between our cash inflows and outflows require us to maintain adequate levels of working capital.

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

Current Economic Environment and Outlook

Our year-over-year operating results have improved for the three and nine months ended September 30, 2011 when compared to the same periods in 2010. However, intense competition continues to have a negative impact on construction and large project construction gross margins. In addition, funding issues for public sector infrastructure projects coupled with weak demand for commercial and residential development in many of our markets has had a negative impact on sales of construction materials. While we continue to have a significant amount of work to bid across the country, lower tax revenues, budget deficits, financing constraints and competing priorities have impacted the timing and volume of public infrastructure projects. In addition, the number of new commercial and residential construction projects has been adversely affected by an oversupply of existing inventories of commercial and residential properties, declining property values and subsequent financing restrictions. We expect these challenging conditions to persist throughout the remainder of 2011, and into 2012, pending improvement in the overall level of economic activity, the level of tax revenue collected by public agencies, the competitive landscape and the availability of financing.

The current extension of the federal surface transportation program authorization expires in March 2012 and the continuing resolution of appropriations to fund federal government programs for the 2012 fiscal year expires in November 2011. While the full Senate has passed legislation appropriating full funding for surface transportation for the 2012 fiscal year, the full House has yet to act on the transportation budget. In September 2011, the President of the U.S. proposed a $447 billion American Jobs Act, which is a proposal that will make an immediate investment of $50 billion in our nation’s surface transportation infrastructure and a $10 billion investment to create a bipartisan National Infrastructure bank. While it has received mixed reviews in Congress, the policy leadership in both houses has responded by advocating for full funding for transportation infrastructure going forward. While there has been no resolution to the funding debate in Congress, we are pleased that infrastructure funding has taken a higher priority on the federal agenda.

In response to the challenging market conditions, we continue to seek opportunities in our traditional markets while leveraging our capabilities and further diversifying into rail, energy and federal government opportunities. In addition, last fall, we implemented the Enterprise Improvement Plan to reduce our cost structure. The majority of restructuring charges associated with the Enterprise Improvement Plan were recorded in 2010. During 2011 and beyond, we expect to record between $2.0 million and $11.0 million of restructuring charges, primarily related to previously planned additional consolidation efforts and assets to be held-for-sale as part of our Enterprise Improvement Plan. The ultimate amount and timing of future restructuring charges is subject to our ability to negotiate sales of certain assets at prices acceptable to us. We had no material restructuring charges during the three and nine months ended September 30, 2011 and 2010.

Results of Operations

Interim results are subject to significant seasonal variations and the results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Comparative Financial Summary	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Total revenue	$728,578	$670,850	$1,469,983	$1,345,737
Gross profit	93,893	76,155	168,837	131,567
Selling, general and administrative expenses	39,112	47,160	121,277	153,809
Operating income (loss)	60,379	32,160	59,132	(10,825)
Net income (loss) attributable to Granite Construction Incorporated	36,468	38,681	32,407	(8,964)

Revenue

Total Revenue by Segment	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2011		2010		2011		2010
Construction	$431,101	59.2%	$409,989	61.1%	$784,393	53.4%	$729,118	54.2%
Large Project Construction	213,320	29.3	169,972	25.4	513,478	34.9	429,625	31.9
Construction Materials	83,171	11.4	88,128	13.1	165,083	11.2	175,381	13.0
Real Estate	986	0.1	2,761	0.4	7,029	0.5	11,613	0.9
Total	$728,578	100.0%	$670,850	100.0%	$1,469,983	100.0%	$1,345,737	100.0%

Construction Revenue	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2011		2010		2011		2010
California:
Public sector	$172,064	39.9%	$163,272	39.9%	$327,576	41.7%	$272,553	37.3%
Private sector	11,668	2.7	7,864	1.9	33,711	4.3	24,887	3.4
Northwest:
Public sector	197,513	45.8	199,711	48.7	316,700	40.4	339,419	46.6
Private sector	14,904	3.5	10,005	2.4	24,830	3.2	17,419	2.4
East:
Public sector	34,531	8.0	28,603	7.0	80,299	10.2	72,963	10.0
Private sector	421	0.1	534	0.1	1,277	0.2	1,877	0.3
Total	$431,101	100.0%	$409,989	100.0%	$784,393	100.0%	$729,118	100.0%

Revenue for the three and nine months ended September 30, 2011 increased by $21.1 million, or 5.1%, and $55.3 million, or 7.6%, respectively, compared to the same periods in 2010. These increases were due to improved construction activity in our California sector as a result of entering the year with greater contract backlog.

Large Project Construction Revenue[1]	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2011		2010		2011		2010
California	$24,599	11.5%	$11,305	6.7%	$56,625	11.0%	$38,103	8.9%
Northwest	71,609	33.6	17,940	10.6	132,982	25.9	37,928	8.8
East	117,112	54.9	140,727	82.7	323,871	63.1	353,594	82.3
Total	$213,320	100.0%	$169,972	100.0%	$513,478	100.0%	$429,625	100.0%
1For the periods presented, all Large Project Construction revenue was earned from the public sector.

Revenue for the three and nine months ended September 30, 2011 increased by $43.3 million, or 25.5%, and $83.9 million, or 19.5%, respectively, compared to the same periods in 2010, due to increases in revenue of our California and Northwest sectors partially offset by decreases in our East sector. Revenue in California increased due to progress on jobs that were awarded in late 2010 and early 2011. Revenue in the Northwest was significantly higher in 2011 as a result of work completed on two projects that were awarded in 2010. Revenue decreased in the East in 2011 when compared to 2010 primarily due to projects nearing completion.

Construction Materials Revenue	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2011		2010		2011		2010
California	$46,759	56.2%	$45,491	51.6%	$103,832	62.9%	$105,737	60.3%
Northwest	31,492	37.9	35,440	40.2	48,277	29.2	53,581	30.5
East	4,920	5.9	7,197	8.2	12,974	7.9	16,063	9.2
Total	$83,171	100.0%	$88,128	100.0%	$165,083	100.0%	$175,381	100.0%

Revenue for the three and nine months ended September 30, 2011 decreased by $5.0 million, or 5.6%, and $10.3 million, or 5.9%, respectively, compared to the same periods in 2010. The decreases were primarily due to continued weakness in the commercial and residential development markets.

Real Estate Revenue
Revenue for the three and nine months ended September 30, 2011 decreased by $1.8 million and $4.6 million, respectively, compared with the same periods in 2010. The decrease during the three months was due to land sales in Texas and home sales in Oregon during the third quarter of 2010 with limited corresponding sales in 2011. The decrease during the nine months was attributable to the sale of a commercial property in California during the first quarter of 2010 with limited corresponding sales in 2011. Factors that contribute to real estate revenue fluctuations include national and local market conditions, entitlement status and buyers access to capital.

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

The following tables illustrate our contract backlog as of the respective dates:

Total Contract Backlog by Segment
(dollars in thousands)	September 30, 2011		June 30, 2011		September 30, 2010
Construction	$562,705	30.5%	$800,434	38.0%	$497,089	30.3%
Large Project Construction	1,280,945	69.5	1,306,961	62.0	1,141,453	69.7
Total	$1,843,650	100.0%	$2,107,395	100.0%	$1,638,542	100.0%

Construction Contract Backlog
(dollars in thousands)	September 30, 2011		June 30, 2011		September 30, 2010
California:
Public sector	$334,795	59.5%	$445,686	55.7%	$194,889	39.2%
Private sector	14,937	2.7	8,334	1.0	9,488	1.9
Northwest:
Public sector	151,916	27.0	282,693	35.3	205,992	41.4
Private sector	23,211	4.1	18,280	2.3	9,611	2.0
East:
Public sector	37,210	6.6	44,555	5.6	75,416	15.2
Private sector	636	0.1	886	0.1	1,693	0.3
Total	$562,705	100.0%	$800,434	100.0%	$497,089	100.0%

Construction contract backlog of $562.7 million at September 30, 2011 was $237.7 million, or 29.7%, lower than at June 30, 2011 and $65.6 million, or 13.2%, higher than at September 30, 2010. The decrease from June 30, 2011 was primarily due to progress on existing projects partially offset by new awards in California. The increase from September 30, 2010 was primarily due to improved success rate on bidding activity in California offset by progress on existing projects in the Northwest and the East.

Large Project Construction Contract Backlog[1]
(dollars in thousands)	September 30, 2011		June 30, 2011		September 30, 2010
California	$221,501	17.3%	$170,203	13.0%	$176,189	15.4%
Northwest	455,558	35.6	520,367	39.8	138,138	12.1
East	603,886	47.1	616,391	47.2	827,126	72.5
Total	$1,280,945	100.0%	$1,306,961	100.0%	$1,141,453	100.0%
1For all dates presented, Large Project Construction contract backlog is related to contracts with public agencies.

Large project construction contract backlog of $1.3 billion at September 30, 2011 was $26.0 million, or 2.0%, lower than at June 30, 2011, and $139.5 million, or 12.2%, higher than at September 30, 2010. The decrease in backlog from June 30, 2011 was primarily due to work completed during the quarter partially offset by new awards, including a $64.4 million bridge widening and re-decking design-build project in Florida as well as awards for our portion of a utility and site improvement design-build project in Guam and an airport taxiway renovation design-build project in California. Our share of the Guam project is 49% or approximately $44.0 million and our share of the California project is 25% or approximately $24.3 million. The increase in contract backlog from September 30, 2010 was primarily due to improved success rate on bidding activity in the West, including awards of $306.3 million for a highway expansion and reconstruction project in Washington, $220.2 million for a new freeway, transit and trail system in Utah and $125.9 million for an auxiliary spillway control structure in California. The increase in awards in the West was partially offset by progress made on large construction projects in the East.

Noncontrolling interests included in large project construction contract backlog as of September 30, 2011, June 30, 2011, and September 30, 2010 were $178.2 million, $210.4 million and $98.0 million, respectively.

Gross Profit

The following table presents gross profit by business segment for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2011	2010	2011	2010
Construction	$58,540	$44,666	$87,482	$69,413
Percent of segment revenue	13.6%	10.9%	11.2%	9.5%
Large Project Construction	25,557	18,316	69,513	49,634
Percent of segment revenue	12.0	10.8	13.5	11.6
Construction Materials	9,554	12,137	10,754	9,492
Percent of segment revenue	11.5	13.8	6.5	5.4
Real Estate	242	1,036	1,088	3,028
Percent of segment revenue	24.5	37.5	15.5	26.1
Total gross profit	$93,893	$76,155	$168,837	$131,567
Percent of total revenue	12.9%	11.4%	11.5%	9.8%

We defer profit recognition until a project reaches at least 25% completion. In the case of large, complex design-build projects, we may defer profit recognition beyond the point of 25% completion until such time as we believe we have enough information to make a reasonably dependable estimate of contract revenue and cost. Because we have a large number of smaller projects at various stages of completion in our Construction segment, this policy generally does not impact gross profit significantly on a quarterly or annual basis. However, our Large Project Construction segment has fewer projects at any given time; therefore, gross profit can vary significantly in periods where one or more projects reach our percentage of completion threshold and the deferred profit is recognized or, conversely, in periods where contract backlog is growing rapidly and a higher percentage of projects are in their early stages with no associated gross profit recognition.

The following table presents revenue from projects that have not yet reached our profit recognition threshold:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Construction	$38,215	$20,434	$45,288	$21,176
Large Project Construction	64,725	44,069	138,348	105,589
Total revenue from contracts with deferred profit	$102,940	$64,503	$183,636	$126,765

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

When we experience significant contract forecast changes, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as a change in estimate for the current period. In our review of these changes for the three and nine months ended September 30, 2011, we did not identify any material amounts that should have been recorded in a prior period.

Construction gross profit increased $13.9 million and $18.1 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. Construction gross profit as a percent of revenue for the three and nine months ended September 30, 2011 increased to 13.6% and 11.2%, respectively, from 10.9% and 9.5%, respectively, for the same periods in 2010. The increases were due to successful execution of overlay and highway rebuild projects in Arizona, improved cost management of our equipment fleet and increased revenues.

Large Project Construction gross profit for the three and nine months ended September 30, 2011 increased $7.2 million and $19.9 million, respectively, compared to the same periods in 2010. Large project construction gross profit as a percent of revenue for the three and nine months ended September 30, 2011 increased to 12.0% and 13.5%, respectively, from 10.8% and 11.6%, respectively, for the same periods in 2010. The increase in gross profit during the three and nine months ended September 30, 2011 was primarily due to the recognition of $12.2 million in profit on a transportation project in New York and a new freeway, transit and trail system in Utah that both reached the profit recognition threshold in the third quarter of 2011. Amounts attributable to noncontrolling interests for these projects were $5.0 million for the three and nine months ended September 30, 2011. The increase in gross profit during the nine months ended September 30, 2011 also included the recognition of deferred profit on a project that reached the profit recognition threshold in the first quarter of 2011. Our wholly owned subsidiaries, Granite Construction Company and Granite Northwest, Inc., are members of a joint venture known as Yaquina River Constructors (“YRC”) which is contracted by the Oregon Department of Transportation (“ODOT”) to construct a new road alignment of U.S. Highway 20 near Eddyville, Oregon. In addition to previous geologic landslide movements, the project site experienced unanticipated ground movement at several hillsides beginning in 2010. In some locations, the ground movements have caused damage to completed portions of bridge structures. Although design work towards a new mitigation plan on the project is continuing, the corrective work required to complete the project has not yet been determined.  YRC and ODOT are engaged in the contractual dispute resolution process to determine the parties’ responsibilities for design issues and which party bears the financial responsibility for the corrective work.  At this time, the Company cannot predict the timing of the resolution of the contractual disputes, including the design determination issue, nor reasonably estimate the impact the final resolution will have on the projected financial results for this project. If the required corrective work is determined to be substantial, and YRC is determined to bear the financial responsibility for the corrective work, the Company’s results of operations and cash flows for one or more future periods could be materially and adversely affected. Until the dispute is resolved, we will incur additional costs to maintain the job site. While we believe we are entitled to receive compensation for these additional costs, the contractual dispute resolution process will determine which party bears the financial responsibility for maintaining the job site. During the year ended December 31, 2010, a $10.2 million revision in estimate was recorded in our consolidated statements of operations primarily related to additional costs to maintain the project site until the beginning of the 2012 construction season. In addition, provisions for the estimated total cost of this contract in excess of its estimated total revenue have been made in the condensed consolidated statements of operations. Due to the uncertainties described above, no revisions in this project’s estimates were made during the three and nine months ended September 30, 2011 related to the disputed work.

Construction Materials and Real Estate gross profit remained relatively unchanged for the three months ended September 30, 2011 compared to the same periods in 2010 as the residential, commercial and private markets remained depressed. Factors that contribute to real estate revenue fluctuations include national and local market conditions, entitlement status and buyers access to capital.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2011	2010	2011	2010
Selling
Salaries and related expenses	$7,050	$9,671	$25,846	$35,925
Other selling expenses	2,360	3,428	6,901	8,850
Total selling	9,410	13,099	32,747	44,775
General and administrative
Salaries and related expenses	12,076	13,556	38,278	51,090
Restricted stock amortization and incentive compensation	6,339	5,911	16,252	15,574
Other general and administrative expenses	11,287	14,594	34,000	42,370
Total general and administrative	29,702	34,061	88,530	109,034
Total selling, general and administrative	$39,112	$47,160	$121,277	$153,809
Percent of revenue	5.4%	7.0%	8.3%	11.4%

Selling, general and administrative expenses for the three and nine months ended September 30, 2011 decreased $8.0 million, or 17.1%, and $32.5 million, or 21.2%, respectively, compared to the same periods in 2010.

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

Total selling expenses for the three and nine months ended September 30, 2011 decreased $3.7 million, or 28.2%, and $12.0 million, or 26.9%, respectively, compared to the same periods in 2010, primarily due to workforce reductions associated with our Enterprise Improvement Plan.

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

Total general and administrative expenses for the three and nine months ended September 30, 2011 decreased $4.4 million and $20.5 million, respectively, compared to the same periods in 2010. Salaries and related expenses for the three and nine months ended September 30, 2011 decreased $1.5 million and $12.8 million, respectively, when compared to the same periods of 2010 primarily due to the reduction in workforce associated with our Enterprise Improvement Plan, as well as other ongoing efforts to reduce our cost structure.

Other general and administrative expenses include information technology, occupancy, office supplies, depreciation, travel and entertainment, outside services, training and other miscellaneous expenses none of which individually exceeded 10% of total selling, general and administrative expenses.

Other (Expense) Income

The following table presents the components of other (expense) income for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Interest income	$476	$2,110	$2,295	$4,147
Interest expense	(3,418)	(547)	(7,653)	(7,294)
Equity in income (loss) of affiliates	1,881	529	1,443	(177)
Other (expense) income, net	(1,833)	1,023	(1,951)	5,854
Total other (expense) income	$(2,894)	$3,115	$(5,866)	$2,530

Interest income decreased $1.6 million and interest expense increased $2.9 million for the three months ended September 30, 2011 from the same periods in 2010, respectively, primarily related to changes in federal and state look back interest income and expense. Look back interest is the interest due or receivable on income tax related to revisions in estimated profitability on long-term contracts. The change in equity in income (loss) of affiliates during the three and nine months ended September 30, 2011 from the same periods in 2011 was primarily related to a gain of $1.4 million on the sale of an equity method investment during the third quarter of 2011. The change in other (expense) income, net for the three and nine months ended September 30, 2011 from the same periods in 2010 was primarily due to unrealized losses on our company owned life insurance. Additionally, other (expense) income, net for the nine months ended September 30, 2010 included a $1.7 million gain related to life insurance proceeds and a $2.9 million gain related to the sale of a cost method investment.

Income Taxes

The following table presents the provision for (benefit from) income taxes for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2011	2010	2011	2010
Provision for (benefit from) income taxes	$15,109	$(8,026)	$11,973	$(11,233)
Effective tax rate	26.3%	(22.8)%	22.5%	135.4%

We calculate our income tax provision (benefit) at the end of each interim period by estimating our annual effective tax rate and applying that rate to our year-to-date ordinary earnings. The effect of changes in enacted tax laws, tax rates or tax status is recognized in the interim period in which the change occurs.

Our effective tax rate was 26.3% and 22.5% for the three and nine months ended September 30, 2011, respectively, and was (22.8)% and 135.4% for the three and nine months ended September 30, 2010, respectively.  The changes from prior year periods were primarily due to the effect from noncontrolling interests as a percent of net income (loss), as noncontrolling interests are not subject to income taxes on a stand-alone basis. Included in the tax rate for the nine months ended September 30, 2011 is the recognition and measurement of previously unrecognized tax benefits, which is considered a discrete item for tax provision purposes. The recognition and measurement of these tax benefits was the result of a favorable settlement of an income tax examination conducted by the Internal Revenue Service. In addition, our effective tax rate for the nine months ended September 30, 2010 was affected by non-taxable life insurance proceeds which were considered a discrete item for tax provision purposes.

Noncontrolling Interests

The following table presents the amount attributable to noncontrolling interests in consolidated subsidiaries for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Amount attributable to noncontrolling interests	$(5,908)	$(4,620)	$(8,886)	$(11,902)

The amount attributable to noncontrolling interests represents the noncontrolling owners’ share of the income or loss of our consolidated construction joint ventures and real estate development entities. The balance for the three months ended September 30, 2011 increased compared to the same periods in 2010 due to the settlement of claims on one project. The balance for the nine months ended September 30, 2011 decreased as activity on one joint venture project neared completion and one new consolidated joint venture had not yet reached profit recognition.

Certain Legal Proceedings

As discussed in Note 7 to the unaudited condensed consolidated financial statements included in this report and in Item 1A of Part II of this report (Risk Factors), under certain circumstances the resolution of certain legal proceedings to which we are subject could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

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

The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated joint ventures, as of the respective dates:

(in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Cash and cash equivalents excluding consolidated joint ventures	$127,749	$142,642	$154,487
Consolidated construction joint venture cash and cash equivalents[1]	65,350	109,380	103,367
Total consolidated cash and cash equivalents	193,099	252,022	257,854
Short-term and long-term marketable securities[2]	136,898	143,706	130,464
Total cash, cash equivalents and marketable securities	$329,997	$395,728	$388,318

1The volume and stage of completion of contracts from our consolidated construction joint ventures may cause fluctuations in joint venture cash and cash equivalents between periods.
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

Cash Flows (in thousands)	Nine Months Ended September 30,
	2011	2010
Net cash provided by (used in):
Operating activities	$2,018	$10,566
Investing activities	(8,367)	(34,405)
Financing activities	(52,574)	(57,263)

Cash provided by operating activities for the nine months ended September 30, 2011 decreased $8.5 million when compared to the same period in 2010. This decrease was primarily driven by an unfavorable change in working capital items in 2011 as compared to 2010, the most significant of which was the change in net cost and estimated earnings in excess of billings. This was primarily driven by the fluctuation in the stage of completion of contracts related to our consolidated and unconsolidated construction joint ventures. These decreases in cash flow were partially offset by an overall increase in net income.

Cash used in investing activities for the nine months ended September 30, 2011 was $26.0 million lower than the same period in 2010 primarily due to a $21.5 million increase in net proceeds from marketable securities. Additionally, 2010 included a $6.4 million investment made in a corporation that designs and manufactures power generation and equipment systems with no corresponding investment in 2011.

Cash used in financing activities for the nine months ended September 30, 2011 decreased $4.7 million compared to the same period in 2010. The primary reason for this change was a $3.5 million decrease in net distributions to noncontrolling partners.

Capital Expenditures

During the nine months ended September 30, 2011, we had capital expenditures of $34.7 million compared to $30.2 million during the same period in 2010. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate investing up to $45.0 million in capital expenditures during 2011.

Credit Agreement

We have a $100.0 million committed secured revolving credit facility, with a sublimit for letters of credit of $50.0 million (“Credit Agreement”), which expires on June 22, 2013. Borrowings under the Credit Agreement bear interest at LIBOR plus an applicable margin. LIBOR varies based on the applicable loan term. The applicable margin is based upon certain financial ratios calculated quarterly and was 2.75% at September 30, 2011. Accordingly, the effective interest rate was between 2.99% and 3.61% at September 30, 2011. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on substantially all of the assets of Granite Construction Incorporated and our subsidiaries that are guarantors or co-borrowers under the Credit Agreement, excluding any owned or leased real property subject to an existing mortgage. At September 30, 2011, there were no revolving loans outstanding under the Credit Agreement, but there were standby letters of credit totaling approximately $3.2 million. The letters of credit will expire between March 2012 and October 2012. These letters of credit will be replaced upon expiration.

The most significant restrictive covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Tangible Net Worth, a minimum Consolidated Interest Coverage Ratio and a maximum Adjusted Consolidated Leverage Ratio. The calculations and terms of such covenants are defined by Amendment No. 1 of the Credit Agreement filed as Exhibit 10.1 to our current report on Form 8-K filed December 30, 2010. As of September 30, 2011 and pursuant to the definitions in the Credit Agreement, our Consolidated Tangible Net Worth was $738.5 million, which exceeded the minimum of $650.7 million, the Consolidated Interest Coverage Ratio was 7.12, which exceeded the minimum of 4.00 and the Adjusted Consolidated Leverage Ratio was 1.92, which did not exceed the maximum of 4.00. The maximum Adjusted Consolidated Leverage Ratio subsequently decreases in 0.25 increments until reaching 3.00 for the quarter ending March 31, 2013.

Senior Notes Payable

As of September 30, 2011, senior notes payable in the amount of $16.7 million were due to a group of institutional holders in nine equal annual installments which began in 2005 and bear interest at 6.96% per annum. The most significant covenants under the terms of the related agreement require the maintenance of a minimum Consolidated Net Worth, the calculations and terms of which are defined by the related agreement filed as Exhibit 10.3 to our Form 10-Q filed August 14, 2001. As of September 30, 2011 and pursuant to the definitions in the note agreement, our Consolidated Net Worth was $782.1 million, which exceeded the minimum of $677.1 million.

In addition, as of September 30, 2011, senior notes payable in the amount of $200.0 million were due to a second group of institutional holders in five equal annual installments beginning in 2015 and bear interest at 6.11% per annum. The most significant covenants under the terms of the related agreement require the maintenance of a minimum Consolidated Net Worth, the calculations and terms of which are defined by the related agreement filed as Exhibit 10.1 to our current report on Form 8-K filed January 31, 2008. As of September 30, 2011 and pursuant to the definitions in the note agreement, our Consolidated Net Worth was $782.1 million, which exceeded the minimum of $688.0 million.

Surety Bonds and Real Estate Mortgages

We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At September 30, 2011, approximately $1.6 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

A significant portion of our real estate held for development and sale is subject to mortgage indebtedness. All of this indebtedness is non-recourse to Granite but is recourse to the real estate entities that incurred the indebtedness. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entities to repay portions of the debt. During the three and nine months ended September 30, 2011, we provided funding of $0.3 million and $8.0 million, respectively, to our real estate entities to either pay off or refinance certain real estate loans. As of September 30, 2011, the principal amount of debt of our real estate entities secured by mortgages was $44.0 million, of which $16.2 million was included in current liabilities and $27.8 million was included in long-term liabilities on our condensed consolidated balance sheet.

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

As of September 30, 2011, we were in compliance with the covenants contained in our senior note agreements and Credit Agreement.

Except as noted below, as of September 30, 2011, we were in compliance with the covenants contained in our debt agreements related to our consolidated real estate entities, and we are not aware of any material non-compliance by any of our unconsolidated entities with the covenants contained in their debt agreements. As of September 30, 2011, two of our consolidated and two of our unconsolidated real estate entities were in default under debt agreements as a result of their failure to make timely required principal and/or interest payments. Subsequent to September 30, 2011, defaults under the debt agreements of one of our consolidated real estate entities has been cured. The affected loans are non-recourse to Granite and these defaults do not result in cross-defaults under other debt agreements under which Granite is the obligor; however, there is recourse to the real estate entity that incurred the debt. The real estate entities remaining in default are currently in discussions with lenders to revise the terms of the defaulted debt agreements.

Share Purchase Program

In 2007, our Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion. As of September 30, 2011, $64.1 million was available for purchase. We did not purchase shares under the share purchase program in any of the periods presented.

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

Our management carried out, as of September 30, 2011, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the third quarter of 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Possible further deterioration of the United States economy could have a material adverse effect on our business, financial condition and results of operations. Congress’ inability to substantially lower United States debt could result in an additional downgrade of the United States credit rating and a decrease in government spending, which could negatively impact the ability of government agencies to fund existing or new infrastructure projects. In addition, such actions could have a material adverse effect on the financial markets and economic conditions in the United States as well as throughout the world, which may limit our ability and the ability of our customers to obtain financing. Deterioration in general economic activity and infrastructure spending, as well as other potential consequences of additional credit downgrades or Congress’ deficit reduction measures could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

Government contractors are subject to suspension or debarment from government contracting. Our substantial dependence on government contracts exposes us to a variety of risks that differ from those associated with private sector contracts. Various statutes to which our operations are subject, including the Davis-Bacon Act (which regulates wages and benefits), the Walsh-Healy Act (which prescribes a minimum wage and regulates overtime and working conditions), Executive Order 11246 (which establishes equal employment opportunity and affirmative action requirements) and the Drug-Free Workplace Act, provide for mandatory suspension and debarment of contractors in certain circumstances involving statutory violations. In addition, the Federal Acquisition Regulation and various state statutes provide for discretionary suspension and debarment in certain circumstances that might call into question a contractor’s willingness or ability to act responsibly, including as a result of being convicted of, or being found civilly liable for, fraud or a criminal offense in connection with obtaining, attempting to obtain or performing public contract or subcontract. The scope and duration of any suspension or debarment may vary depending upon the facts and the statutory or regulatory grounds for debarment and could have a material adverse effect on our financial condition, results of operations, cash flows and liquidity.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2011, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended September 30, 2011:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
July 1, 2011 through July 31, 2011	2,197	$25.09	—	$64,065,401
August 1, 2011 through August 31, 2011	—	$—	—	$64,065,401
September 1, 2011 through September 30, 2011	6,030	$20.63	—	$64,065,401
	8,227	$21.82	—
1The number of shares purchased is in connection with employee tax withholding for shares/units granted under our Amended and Restated 1999 Equity Incentive Plan.
2In October 2007, our Board of Directors authorized us to purchase, at management’s discretion, up to $200.0 million of our common stock. Under this purchase program, the Company may purchase shares from time to time on the open market or in private transactions. The specific timing and amount of purchases will vary based on market conditions, securities law limitations and other factors. Purchases under the share purchase program may be commenced, suspended or discontinued at any time and from time to time without prior notice.

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

We operate surface mines in the western United States to produce construction aggregates. The operation of our mines is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA conducted 25 inspections at 19 of our mines during the three months ended September 30, 2011. There were no reportable citations or orders following 22 of those inspections during the three months ended September 30, 2011. The chart below contains information regarding certain mining safety and health citations or orders that MSHA issued during the three months ended September 30, 2011 associated with our mining operations. With respect to this information, it should be noted that: (i) the number of citations and orders will vary depending on the size of the mine, (ii) the number of citations issued will vary from inspector to inspector and mine to mine, and (iii) citations and orders can be contested and appealed, and in that process, may be reduced in severity and amount or dismissed.

Three Months Ended September 30, 2011
Name of Mine	Section 104[1]
Coalinga Pit and Mill	3
Circle T Ranch Pit	2
Total	5
1The total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under Section 104 of the Mine Act for which the operator received a citation from the MSHA.

During the three months ended September 30, 2011, with respect to our mines, MSHA did not issue any orders requiring persons to be withdrawn from the areas affected by the alleged violations of mandatory health or safety standards under Section 104(b) of the Mine Act, did not issue any citations or orders for unwarrantable failure of the mine operator to comply with mandatory health or safety standards under section104(d) of the Mine Act, did not identify any flagrant violations under Section 110(b)(2) of the Mine Act and did not issue any imminent danger orders requiring immediate withdrawal from the affected areas under Section 107(a) of the Mine Act. During the three months ended September 30, 2011, there were no proposed assessments from the MSHA. We did not experience any mining-related fatalities during the three months ended September 30, 2011. Furthermore, during the three months ended September 30, 2011, we did not receive written notice of a pattern of violations of mandatory health or safety standards from MSHA under Section 104(e) of the Mine Act or of the potential to have a pattern of violations of mandatory health or safety standards from MSHA.

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

GRANITE CONSTRUCTION INCORPORATED

Date:	November 3, 2011	By:	/s/ Laurel J. Krzeminski
Laurel J. Krzeminski
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)