Form 10-K
period 2011-12-31
GRANITE CONSTRUCTION INC
filed 2012-02-23
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $635.6 million as of June 30, 2011, based upon the average of the bid and asked prices per share of the registrant’s Common Stock as reported on the New York Stock Exchange on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
At February 10, 2012, 38,684,564 shares of Common Stock, par value $0.01, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of Granite Construction Incorporated to be held on May 23, 2012, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011.

Index
 PART I

PART II

PART III

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
EXHIBIT 10.22
EXHIBIT 10.23
EXHIBIT 10.24
EXHIBIT 10.25
EXHIBIT 21
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32
EXHIBIT 95
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
Construction: Revenue from our Construction segment was $1.0 billion and $943.2 million (51.9% and 53.5% of our total revenue) in 2011 and 2010, respectively. Revenue from our Construction segment is derived from both public and private sector clients. The Construction segment performs various heavy civil construction projects with a large portion of the work focused on new construction and improvement of streets, roads, highways, bridges, site work and other infrastructure projects. These are typically bid-build projects completed within two years with a contract value of less than $75 million.
Large Project Construction: Revenue from our Large Project Construction segment was $725.0 million and $584.4 million (36.1% and 33.1% of our total revenue) in 2011 and 2010, respectively. The Large Project Construction segment focuses on large, complex infrastructure projects which typically have a longer duration than our Construction segment work. These projects include major highways, mass transit facilities, bridges, tunnels, waterway locks and dams, pipelines, canals and airport infrastructure. This segment primarily includes bid-build, design-build and construction management/general contractor contracts, generally with contract values in excess of $75 million.
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
We also utilize the design/build and construction management/general contract methods of project delivery. Unlike traditional projects where owners first hire a design firm or design a project themselves and then put the project out to bid for construction, design/build projects provide the owner with a single point of responsibility and a single contact for both final design and construction. Although design/build projects carry additional risk as compared to traditional bid/build projects, the profit potential can also be higher. Under the construction management/general contract method of delivery, we contract with owners to manage the design phase of the contract with the understanding that we will negotiate a contract on the construction phase when the design nears completion. Revenue from design/build and construction management/general contract projects represented 58.1% and 65.9% of Large Project Construction revenue in 2011 and 2010, respectively.
Construction Materials: Revenue from our Construction Materials segment was $220.6 million and $222.1 million (11.0% and 12.6% of our total revenue) in 2011 and 2010, respectively. The Construction Materials segment mines and processes aggregates and operates plants that produce construction materials for internal use and for sale to third parties. We have significant aggregate reserves that we have acquired by ownership in fee or through long-term leases. Aggregate products used in our construction projects represented approximately 46.0% of our tons sold during 2011 and ranged from 37.5% to 50.2% over the last five years. The remainder is sold to third parties.
Real Estate: Granite Land Company (“GLC”) is an investor in a diversified portfolio of land assets and provides real estate services for other Granite operations. GLC’s current investment portfolio consists of residential as well as retail and office site development projects for sale to home and commercial property developers. The range of its involvement in an individual project may vary from passive investment to management of land rights or entitlement (use of land authorized by government agency), development, construction, leasing and eventual sale of the project. Generally, GLC has teamed with partners who have local knowledge and expertise in the development of each property.
GLC’s current investments are located in Washington, California and Texas. In 2011, revenue from GLC was $20.3 million (1.0% of our total revenue), compared with $13.3 million (0.8% of our total revenue) in 2010. In October 2010, we announced our Enterprise Improvement Plan that includes plans to orderly divest of our real estate investment business. See Note 11 of “Notes to the Consolidated Financial Statements” and “Restructuring Charges” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

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
Diversification - To mitigate the risks inherent in the construction business as the result of general economic factors, we pursue projects: (i) in both the public and private sectors, (ii) in federal, rail, power and renewable energy markets, (iii) for a wide range of customers within each sector (from the federal government to small municipalities and from large corporations to individual homeowners), (iv) in diverse geographic markets, (v) that are construction management/general contractor, design/build, fixed price and fixed unit price and (vi) of various sizes, durations and complexity. In addition to pursuing opportunities with traditional project funding, we continue to evaluate other sources of project funding (e.g., public private partnerships).
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

Raw Materials
We purchase raw materials consisting of aggregate products, cement, diesel fuel, liquid asphalt, natural gas, propane and steel from numerous sources. Our aggregate reserves supply a portion of the raw materials needed in our construction projects. The price and availability of raw materials may vary from year to year due to market conditions and production capacities. We do not foresee the lack of availability of any raw materials in the near term.
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
During the year ended December 31, 2011, our largest volume customer was the California Department of Transportation (“Caltrans”). Revenue recognized from contracts with Caltrans represented 13.2% of our total revenue, 23.1% of our Construction revenue and 3.3% of our Large Project Construction revenue in 2011. During the year ended December 31, 2010, our largest volume customer was the Maryland State Highway Administration (“MD SHA”). Revenue recognized from contracts with MD SHA represented 10.3% of our total revenue and 31.0% of our Large Project Construction revenue in 2010.  During the year ended 2009, our largest volume customer was Caltrans. Revenue recognized from contracts with Caltrans represented 11.9% of our total revenue, 19.0% of our Construction revenue and 2.6% of our Large Project Construction revenue in 2009. Public sector revenue in California represented 27.0%, 23.2% and 25.0% of our total revenue in 2011, 2010 and 2009, respectively.
Contract Backlog
Our contract backlog is comprised of the unearned portion of revenue on awarded contracts that have not been completed, including 100% of the unearned revenue of our consolidated joint ventures and our proportionate share of unconsolidated joint venture contracts. We generally include a project in our contract backlog at the time a contract is awarded and funding is in place. Certain federal government contracts where funding is appropriated on a periodic basis are included in contract backlog at the time of the award. Substantially all of the contracts in our contract backlog may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past (see “Contract Provisions and Subcontracting”). Many projects in our Construction segment are added and completed within a year and therefore may not be reflected in our beginning or year-end contract backlog. Contract backlog by segment is presented in “Contract Backlog” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our contract backlog was approximately $2.0 billion and $1.9 billion at December 31, 2011 and 2010, respectively. Approximately $1.4 billion of the December 31, 2011 contract backlog is expected to be completed during 2012.

Equipment
At December 31, 2011 and 2010, we owned the following number of construction equipment and vehicles:

December 31,	2011	2010
Heavy construction equipment	2,006	2,104
Trucks, truck-tractors, trailers and vehicles	4,206	4,560

Our portfolio of equipment includes backhoes, barges, bulldozers, cranes, excavators, loaders, motor graders, pavers, rollers, scrapers and trucks that are used in our Construction, Large Project Construction and Construction Materials business segments. We believe that ownership of equipment is generally preferable to leasing because it ensures the equipment is available as needed and normally results in lower costs. We pool certain equipment for use by our Construction, Large Project Construction and Construction Materials segments to maximize utilization. We continually monitor and adjust our fleet size so that it is consistent with the size of our business, considering both existing backlog and expected future work. On a short-term basis, we lease or rent equipment to supplement existing equipment in response to construction activity peaks. In 2011 and 2010, we spent approximately $22.3 million and $17.3 million, respectively, on purchases of construction equipment and vehicles.
Employees
On December 31, 2011, we employed approximately 1,400 salaried employees who work in management, estimating and clerical capacities, plus approximately 1,600 hourly employees. The total number of hourly personnel is subject to the volume of construction in progress and is seasonal. During 2011, the number of hourly employees ranged from approximately 1,500 to 3,700 and averaged approximately 2,800. Two of our wholly owned subsidiaries, Granite Construction Company and Granite Construction Northeast, Inc., are parties to craft collective bargaining agreements in many areas in which they work.
We believe our employees are our most valuable resource and that our workforce possesses a strong dedication to and pride in our company. Among salaried and non-union hourly employees, this dedication is reinforced by an 11.0% equity ownership at December 31, 2011 through our Employee Stock Purchase Plan, Employee Stock Ownership Plan, Profit Sharing and 401(k) Plan and performance-based incentive compensation arrangements. Our managerial and supervisory personnel have an average of approximately ten years of service with us.
Competition
Competitors of our Construction segment typically come from small local construction companies as well as large regional, national and international construction companies. We compete with numerous companies in individual markets, however, there are few companies which compete in all of our market areas. Many of our Construction segment competitors have the ability to perform work in either the private or public sectors. When opportunities for work in one sector are reduced, competitors tend to look for opportunities in the other sector. This migration has the potential to reduce revenue growth and/or increase pressure on gross profit margins.
The scale and complexity of jobs in the Large Project Construction segment preclude many smaller contractors from bidding such work. Consequently, our Large Project Construction segment competition typically comes from large regional, national and global construction companies.
We own and/or have long-term leases on aggregate resources that may provide a competitive advantage in certain markets for both the Construction and Large Project Construction segments.
Competitors of our Construction Materials segment range from small local materials companies to large regional, national and global materials companies. We compete with numerous companies in individual markets; however, there are few companies which compete in all of our market areas. The unprecedented demand for construction materials during 2001 through 2006 prompted many materials suppliers to increase production and sales capacities in many of the markets in which we compete. The subsequent reduction in demand, primarily driven by reduction in residential and commercial development, has increased the level of competition to sell construction materials.
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

Contract Provisions and Subcontracting
Our contracts with our customers are primarily “fixed unit price” or “fixed price.” Under fixed unit price contracts, we are committed to providing materials or services at fixed unit prices (for example, dollars per cubic yard of concrete placed or cubic yard of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, errors in our estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk of performing all the work for the specified amount. The percentage of fixed price contracts (excluding fixed unit price contracts) in our contract backlog increased to approximately 69.5% at December 31, 2011 compared with approximately 68.3% at December 31, 2010.
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
In July 2007, the California Air Resources Board (“CARB”) approved a regulation that will require California equipment owners/operators to reduce diesel particulate and nitrogen oxide emissions from in-use off-road diesel equipment and to meet progressively more restrictive emission targets from 2010 to 2020. In December 2008, CARB approved a similar regulation for in-use on-road diesel equipment that includes more restrictive emission targets from 2010 to 2022. The emission targets will require California off-road and on-road diesel equipment owners to retrofit equipment with diesel emission control devices or replace equipment with new engine technology as it becomes available, which will result in higher equipment related expenses. In December 2010, CARB amended both regulations to grant economic relief to affected fleets by extending initial compliance dates from 2020 to 2025 as well as adding additional compliance requirements. To date, costs to prepare the Company for compliance have been minimal. At this time we do not expect the full cost of compliance to be significant and we will continue to manage compliance costs; however, it is not possible to determine the future cost of compliance.
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

Executive Officers of the Registrant
Our current executive officers are as follows:

Name	Age	Position
James H. Roberts	55	President and Chief Executive Officer
Laurel J. Krzeminski	57	Vice President and Chief Financial Officer
Michael F. Donnino	57	Senior Vice President and Group Manager
John A. Franich	55	Vice President and Group Manager
Thomas S. Case	49	Vice President and Group Manager

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
Mr. Franich has over 33 years of experience in the construction industry, including over 19 years of experience with Granite. Mr. Franich has served with Granite as Vice President and Group Manager since January 2010, Vice President and Granite West Manager of Construction from February 2007 to December 2009, and Vice President, Branch Division Construction Manager from January 2005 through January 2007. From 1979 through 1991, Mr. Franich held various accounting, engineering and management positions with Granite. Mr. Franich was formerly the President of Associated General Contractors of California. Mr. Franich received a B.S. in Business Administration (Finance) from California State University, Chico in 1979.
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

•
Unfavorable economic conditions have had and are expected to continue to have an adverse impact on our business. The recent recession and credit crisis and related turmoil in the global financial system has had and may continue to have an adverse impact on our business, financial position, results of operations, cash flows and liquidity. In particular, low tax revenues, budget deficits, financing constraints and competing priorities have resulted in, and may continue to result in, cutbacks in new infrastructure projects in the public sector and could have an adverse impact on collectibility of receivables from government agencies. In addition, levels of new commercial and residential construction projects have been minimal due to oversupply of existing inventories of commercial and residential properties, low property values and a restrictive financing environment. The depressed demand for construction and construction materials in both the public and private sector has resulted in intensified competition in both sectors, which has had an adverse impact on both our revenues and profit margins and could impact growth opportunities.  These factors have also had an adverse impact on the levels of activity and financial position, results of operations, cash flows and liquidity of our real estate investment and development business.

•
Deterioration of the United States economy could have a material adverse effect on our business, financial condition and results of operations. Congress’ inability to lower United States debt substantially could result in a decrease in government spending, which could negatively impact the ability of government agencies to fund existing or new infrastructure projects. In addition, such actions could have a material adverse effect on the financial markets and economic conditions in the United States as well as throughout the world, which may limit our ability and the ability of our customers to obtain financing. Deterioration in general economic activity and infrastructure spending or Congress’ deficit reduction measures could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

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

•
Accounting for our revenues and costs involves significant estimates. As further described in “Critical Accounting Policies and Estimates” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” accounting for our contract related revenues and costs, as well as other expenses, requires management to make a variety of significant estimates and assumptions. Although we believe we have sufficient experience and processes to enable us to formulate appropriate assumptions and produce reasonably dependable estimates, these assumptions and estimates may change significantly in the future and could result in the reversal of previously recognized revenue and profit. Such changes could have a material adverse effect on our financial position and results of operations.

•
Our success depends on attracting and retaining qualified personnel, joint venture partners and subcontractors in a competitive environment. The success of our business is dependent on our ability to attract, develop and retain qualified personnel, joint venture partners, advisors and subcontractors. Changes in general or local economic conditions and the resulting impact on the labor market and on our joint venture partners may make it difficult to attract or retain qualified individuals in the geographic areas where we perform our work. If we are unable to provide competitive compensation packages, high-quality training programs, attractive work environments or to establish and maintain successful partnerships, our ability to profitably execute our work could be adversely impacted.

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

10

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

•
Force majeure events, including natural disasters and terrorists’ actions, could negatively impact our business, which may affect our financial condition, results of operations or cash flows. Force majeure or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters, as well as terrorist actions, could negatively impact the economies in which we operate.  We typically remain obligated to perform our services after such extraordinary events unless the contract contains a force majeure clause relieving us of our contractual obligations in such an extraordinary event.  If we are not able to react quickly to force majeure events, our operations may be affected significantly, which would have a negative impact on our financial position, results of operations, cash flows and liquidity.

•
Failure to maintain safe work sites could result in significant losses. Construction and maintenance sites are potentially dangerous workplaces and often put our employees and others in close proximity with mechanized equipment, moving vehicles, chemical and manufacturing processes, and highly regulated materials.  On many sites, we are responsible for safety and, accordingly, must implement safety procedures.  If we fail to implement these procedures or if the procedures we implement are ineffective, we may suffer the loss of or injury to our employees, as well as expose ourselves to possible litigation.  Despite having invested significant resources in safety programs and being recognized as an industry leader, a serious accident may nonetheless occur on one of our worksites. As a result, our failure to maintain adequate safety standards could result in reduced profitability or the loss of projects or clients, and could have a material adverse impact on our financial position, results of operations, cash flows and liquidity.

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

•
We may be unable to identify qualified Disadvantaged Business Enterprise (“DBE”) contractors to perform as subcontractors. Certain of our government agency projects contain minimum DBE participation clauses. If we subsequently fail to complete these projects with the minimum DBE participation, we may be held responsible for breach of contract damages which may include restrictions on our ability to bid on future projects as well as monetary damages. To the extent we are responsible for monetary damages, the total costs of the project could exceed our original estimates, we could experience reduced profits or a loss for that project and there could be a material adverse impact to our financial position, results of operations, cash flows and liquidity.

•
Government contracts generally have strict regulatory requirements. Approximately 83.8% of our consolidated revenue in 2011 was derived from contracts funded by federal, state and local government agencies and authorities. Government contracts are subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance and accounting and often include express or implied certifications of compliance. Claims for civil or criminal fraud may be brought for violations of regulations, requirements or statutes. We may also be subject to qui tam (“Whistle Blower”) litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages. Further, if we fail to comply with any of the regulations, requirements or statutes or if we have a substantial number of accumulated Occupational Safety and Health Administration, Mine Safety and Health Administration or other workplace safety violations, our existing government contracts could be terminated and we could be suspended from government contracting or subcontracting, including federally funded projects at the state level. Should one or more of these events occur, it could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

11

•
Government contractors are subject to suspension or debarment from government contracting. Our substantial dependence on government contracts exposes us to a variety of risks that differ from those associated with private sector contracts. Various statutes to which our operations are subject, including the Davis-Bacon Act (which regulates wages and benefits), the Walsh-Healy Act (which prescribes a minimum wage and regulates overtime and working conditions), Executive Order 11246 (which establishes equal employment opportunity and affirmative action requirements) and the Drug-Free Workplace Act, provide for mandatory suspension and/or debarment of contractors in certain circumstances involving statutory violations. In addition, the Federal Acquisition Regulation and various state statutes provide for discretionary suspension and/or debarment in certain circumstances that might call into question a contractor’s willingness or ability to act responsibly, including as a result of being convicted of, or being found civilly liable for, fraud or a criminal offense in connection with obtaining, attempting to obtain or performing a public contract or subcontract. The scope and duration of any suspension or debarment may vary depending upon the facts and the statutory or regulatory grounds for debarment and could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

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

•
A change in tax laws or regulations of any federal or state jurisdiction in which we operate could increase our tax burden and otherwise adversely affect our financial position, results of operations, cash flows and liquidity. We continue to assess the impact of various U.S. federal and state legislative proposals that could result in a material increase to our U.S. federal and state taxes. We cannot predict whether any specific legislation will be enacted or the terms of any such legislation. However, if such proposals were to be enacted, or if modifications were to be made to certain existing regulations, the consequences could have a material adverse impact on us, including increasing our tax burden, increasing our cost of tax compliance or otherwise adversely affecting our financial position, results of operations, cash flows and liquidity.

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

•
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

12

•
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

•
Increasing restrictions on securing aggregate reserves could negatively affect our future operations and results. Tighter regulations and the finite nature of property containing suitable aggregate reserves are making it increasingly challenging and costly to secure aggregate reserves. Although we have thus far been able to secure reserves to support our business, our financial position, results of operations, cash flows and liquidity may be adversely affected by an increasingly difficult permitting process.

•
Granite Land Company is greatly affected by the strength of the real estate industry. Our real estate investment and development activities are subject to numerous factors beyond our control including local real estate market conditions; substantial existing and potential competition; general national, regional and local economic conditions; fluctuations in interest rates and mortgage availability and changes in demographic conditions. If our outlook for a project’s forecasted profitability deteriorates, we may find it necessary to curtail our development activities and evaluate our real estate assets for possible impairment. Our evaluation includes a variety of estimates and assumptions and future changes in these estimates and assumptions could affect future impairment analyses. If our real estate assets are determined to be impaired, the impairment would result in a write-down of the asset in the period of the impairment. See Notes 7 and 11 of “Notes to the Consolidated Financial Statements” for additional information on impairment charges.

Our decision in October 2010 to orderly divest of our real estate investment business resulted in changes to the business plans of certain of our real estate affiliates and the recognition of impairment charges primarily in the fourth quarter of 2010 and no significant impairment charges during the years ended December 31, 2011 and 2009. The business plans of our real estate affiliates include estimates of our ability to obtain certain development rights, our ability to obtain financing, the future condition of the real estate and financial markets, and the timing of cash flows. A continued decline in the residential and/or commercial real estate markets may decrease, or lengthen, the timing of expected cash flow of certain development projects to the point that we would be required to recognize additional valuation impairments in the future.

13

•
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

•
Failure to remain in compliance with covenants under our debt and credit agreements, service our indebtedness, or fund our other liquidity needs could adversely impact our business. The current recession and credit crisis and related turmoil in the global financial system has had and is expected to continue to have an adverse impact on our business, financial position, results of operations, cash flows and liquidity. Our debt and credit agreements and related restrictive covenants are more fully described in Note 12 of “Notes to the Consolidated Financial Statements.” Our failure to comply with any of these covenants, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the applicable agreements.  Under certain circumstances, the occurrence of an event of default under one of our debt or credit agreements (or the acceleration of the maturity of the indebtedness under one of our agreements) may constitute an event of default under one or more of our other debt or credit agreements. Default under our debt and credit agreements could result in (1) us no longer being entitled to borrow under the agreements, (2) termination of the agreements, (3) the requirement that any letters of credit under the agreements be cash collateralized, (4) acceleration of the maturity of outstanding indebtedness under the agreements and/or (5) foreclosure on any collateral securing the obligations under the agreements. If we are unable to service our debt obligations or fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure (including through bankruptcy proceedings) or liquidate some or all of our assets in a manner that could cause holders of our securities to experience a partial or total loss of their investment in us.

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

•
Changes to our outsourced software vendors as well as any sudden loss, breach of security, disruption or unexpected data or vendor loss associated with our information technology systems could have a material adverse effect on our business. We rely on third-party software to run critical accounting, project management and financial information systems.  If software vendors decide to discontinue further development, integration or long-term software maintenance support for our information systems, or there is any system interruption, delay, breach of security, loss of data or loss of a vendor, we may need to migrate some or all of our accounting, project management and financial information to other systems. Despite business continuity plans, these disruptions could increase our operational expense as well as impact the management of our business operations, which could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

•
An inability to safeguard our information technology environment could result in business interruptions, remediation costs and/or legal claims. To protect confidential customer, vendor, financial and employee information, we employ information security measures that secure our information systems from cybersecurity attacks or breaches. Even with these measures, we may be subject to unauthorized access of digital data with the intent to misappropriate information, corrupt data or cause operational disruptions. If a failure of our safeguarding measures were to occur, it could have a negative impact to our business and result in business interruptions, remediation costs and/or legal claims, which could have a material adverse effect on our financial position, results of operations, cash flow and liquidity.

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

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
Quarry Properties
As of December 31, 2011, we had 50 active and 30 inactive permitted quarry properties available for the extraction of sand and gravel and hard rock, all of which are located in the western United States. All of our quarries are open-pit and are primarily accessible by road. We process aggregates into construction materials for internal use and for sale to third parties. The following map shows the approximate locations of our permitted quarry properties as of December 31, 2011.
We estimate our permitted proven1 and probable2 aggregate reserves to be approximately 744.9 million tons with an average permitted life of approximately 62 years at present operating levels and vary from site to site. Present operating levels are determined based on a three-year annual average aggregate production rate of 11.2 million tons. Reserve estimates were made by our geologists and engineers based primarily on drilling studies. Reserve estimates are based on various assumptions, and any material inaccuracies in these assumptions could have a material impact on the accuracy of our reserve estimates. Our plant equipment is powered mostly by electricity provided by local utility companies.
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

The following tables present information about our quarry properties as of December 31, 2011:

	Type
Quarry Properties	Sand & Gravel	Hard Rock	Permitted Aggregate Reserves (tons)	Unpermitted Aggregate Reserves (tons)	Three-Year Annual Average Production Rate (tons)	Average Reserve Life
Owned quarry properties	31	5	436.7	416.8	5.7	75 years
Leased quarry properties[1]	27	17	308.2	403.8	5.5	54 years

1 Our leases have expiration dates which range from monthly terms to 88 years, with most including an option to renew.

		Permitted Reserves for Each Product Type (tons)		Percentage of Permitted Reserves Owned and Leased
State	Number of Properties	Sand & Gravel	Hard Rock	Owned	Leased
California	41	262.2	247.5	59%	41%
Non-California	39	150.7	84.5	58%	42%

Plant Properties
We operate plants at our quarry sites to process aggregates into construction materials. Some of our quarry sites may have more than one crushing, concrete or asphalt processing plant. At December 31, 2011 and 2010, we owned the following plants:

December 31,	2011	2010
Aggregate crushing plants	48	50
Asphalt concrete plants	62	66
Portland cement concrete batch plants	20	21
Asphalt rubber plants	5	5
Lime slurry plants	9	9
Other Properties
The following table provides our estimate of certain information about other properties as of December 31, 2011:

	Land Area (acres)	Building Square Feet
Office and shop space (owned and leased)	1,700	1,200,000
Real estate held for development and sale and use	3,400	3,600
As of December 31, 2011, approximately 53% of our office and shop space was attributable to our Construction segment, 13% to our Large Project Construction segment and 7% to our Construction Materials segment. The remainder is primarily attributable to administration.

Item 3. LEGAL PROCEEDINGS
In the ordinary course of business, we are involved in various legal proceedings that are pending against us and our affiliates alleging, among other things, breach of contract or tort in connection with the performance of professional services, the various outcomes of which cannot be predicted with certainty. The most significant of these proceedings are as follows:

•
US Highway 20 Project: Our wholly owned subsidiaries, Granite Construction Company (“GCCO”) and Granite Northwest, Inc., are members of a joint venture known as Yaquina River Constructors (“YRC”) which is contracted by the Oregon Department of Transportation (“ODOT”) to construct a new road alignment of US Highway 20 near Eddyville, Oregon. The project involves constructing seven miles of new road through steep and forested terrain in the Coast Range Mountains. During the fall and winter of 2006, extraordinary rain events produced runoff that overwhelmed installed erosion control measures and resulted in discharges to surface water and alleged violations of YRC’s stormwater permit. In June 2009, YRC was informed that the U.S. Department of Justice (“USDOJ”) had assumed the criminal investigation that the Oregon Department of Justice had initiated in connection with stormwater runoff from the project. Although the USDOJ has informed YRC that the USDOJ will not criminally charge YRC or any Granite affiliate in connection with these matters, the USDOJ informed YRC it was continuing to seek an unspecified civil penalty. Under certain circumstances the resolution of this matter could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations, cash flow and/or liquidity.

•
Grand Avenue Project DBE Issues: On March 6, 2009, the U.S. Department of Transportation, Office of Inspector General (“OIG”) served upon our wholly-owned subsidiary, Granite Construction Northeast, Inc. (“Granite Northeast”), a United States District Court Eastern District of New York subpoena to testify before a grand jury by producing documents. The subpoena seeks all documents pertaining to the use of a DBE firm (the “Subcontractor”), and the Subcontractor’s use of a non-DBE lower tier subcontractor/consultant, on the Grand Avenue Bus Depot and Central Maintenance Facility for the Borough of Queens Project (the “Grand Avenue Project”), a Granite Northeast project.  The subpoena also seeks any documents regarding the use of the Subcontractor as a DBE on any other projects and any other documents related to the Subcontractor or to the lower-tier subcontractor/consultant.  We have received two follow-up requests from the USDOJ for additional information and documents.  We have complied with the subpoena and the requests, and are fully cooperating with the OIG’s investigation. To date, Granite Northeast has not been notified that it is either a subject or target of the OIG’s investigation. Accordingly, we do not know whether any criminal charges or civil lawsuits will be brought against any party as a result of the investigation. We cannot, however, rule out the possibility of civil or criminal actions or administrative sanctions being brought against Granite Northeast.

•
Other Legal Proceedings/Government Inquiries: We are a party to a number of other legal proceedings arising in the normal course of business. From time to time, we also receive inquiries from public agencies seeking information concerning our compliance with government construction contracting requirements and related laws and regulations. We believe that the nature and number of these proceedings and compliance inquiries are typical for a construction firm of our size and scope. Our litigation typically involves claims regarding public liability or contract related issues. While management currently believes, after consultation with counsel, that the ultimate outcome of pending proceedings and compliance inquiries, individually and in the aggregate, will not have a material adverse affect on our financial position or results of operations or cash flows, litigation is subject to inherent uncertainties. Were one or more unfavorable rulings to occur, there exists the possibility of a material adverse effect on our financial position, results of operations, cash flows and/or liquidity for the period in which the ruling occurs. In addition, our government contracts could be terminated, we could be suspended or debarred, or payment of our costs disallowed. While any one of our pending legal proceedings is subject to early resolution as a result of our ongoing efforts to settle, whether or when any legal proceeding will be resolved through settlement is neither predictable nor guaranteed.

We record amounts in our consolidated balance sheets representing our estimated liability relating to legal proceedings and government inquiries. During the years ended December 31, 2011 and 2010, there were no significant additions or revisions to the estimated liability that were recorded in our consolidated statements of operations, or significant changes to our accrual for such ligation loss contingencies on our consolidated balance sheets.

Item 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17CFR 229.104) is included in Exhibit 95 to this Annual Report on Form 10-K.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the New York Stock Exchange under the ticker symbol GVA.
As of February 10, 2012, there were 38,684,564 shares of our common stock outstanding held by 1,487 shareholders of record.
We have paid quarterly cash dividends since the second quarter of 1990, and we expect to continue to do so. However, declaration and payment of dividends is within the sole discretion of our Board of Directors, subject to limitations imposed by Delaware law and compliance with our credit agreements (which allow us to pay dividends so long as we have at least $150 million in unencumbered cash and equivalents and marketable securities on our consolidated balance sheet), and will depend on our earnings, capital requirements, financial condition and such other factors as the Board of Directors deems relevant.

Market Price and Dividends of Common Stock
2011 Quarters Ended	December 31,	September 30,	June 30,	March 31,
High	$26.78	$26.08	$28.75	$29.68
Low	$17.52	$16.92	$23.58	$24.33
Dividends per share	$0.13	$0.13	$0.13	$0.13
2010 Quarters Ended	December 31,	September 30,	June 30,	March 31,
High	$29.73	$25.09	$34.58	$36.00
Low	$22.51	$21.22	$23.53	$27.14
Dividends per share	$0.13	$0.13	$0.13	$0.13
During the three months ended December 31, 2011, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended December 31, 2011:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs[2]
October 1 through October 31, 2011	2,052	$18.77	—	$64,065,401
November 1 through November 30, 2011	1,703	$24.89	—	$64,065,401
December 1 through December 31, 2011	2,130	$24.82	—	$64,065,401
Total	5,885	$22.73	—

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

Performance Graph
The following graph compares the cumulative 5-year total return provided shareholders on Granite Construction Incorporated’s common stock relative to the cumulative total returns of the S&P 500 index and the Dow Jones U.S. Heavy Construction index. The Dow Jones U.S. Heavy Construction index includes the following companies: AECOM Technology Corp., Aegion Corp, EMCOR Group Inc., Fluor Corp., Foster Wheeler AG, Granite Construction Inc., Jacobs Engineering Group Inc., KBR Inc., Quanta Services Inc. and Shaw Group Inc. Certain of these companies differ from Granite in that they derive revenue and profit from non-U.S. operations and have customers in different markets. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2006 and its relative performance is tracked through December 31, 2011.

	2006	2007	2008	2009	2010	2011
Granite Construction Incorporated	$100.00	$72.52	$89.37	$69.51	$57.78	$51.10
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
Dow Jones U.S. Heavy Construction	100.00	189.96	85.25	97.44	125.12	103.15

Item 6. SELECTED FINANCIAL DATA
Other than contract backlog, the selected consolidated financial data set forth below have been derived from our consolidated financial statements. Refer to the consolidated financial statements for further reference. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

Selected Consolidated Financial Data
Years Ended December 31,	2011	2010	2009	2008	2007
Operating Summary	(Dollars In Thousands, Except Per Share Data)
Revenue	$2,009,531	$1,762,965	$1,963,479	$2,674,244	$2,737,914
Gross profit	247,963	177,784	349,509	471,949	410,744
As a percent of revenue	12.3%	10.1%	17.8%	17.6%	15.0%
Selling, general and administrative expenses	162,302	191,593	228,046	260,761	246,202
As a percent of revenue	8.1%	10.9%	11.6%	9.8%	9.0%
Restructuring charges[1]	2,181	109,279	9,453	—	—
Net income (loss)	66,085	(62,448)	100,201	165,738	132,924
Amount attributable to noncontrolling interests[2]	(14,924)	3,465	(26,701)	(43,334)	(20,859)
Net income (loss) attributable to Granite	51,161	(58,983)	73,500	122,404	112,065
As a percent of revenue	2.5%	-3.3%	3.7%	4.6%	4.1%
Net income (loss) per share attributable to common shareholders:
Basic	$1.32	$(1.56)	$1.91	$3.19	$2.69
Diluted	$1.31	$(1.56)	$1.90	$3.18	$2.68
Weighted average shares of common stock:
Basic	38,117	37,820	37,566	37,606	40,866
Diluted	38,473	37,820	37,683	37,709	40,909
Dividends per common share	$0.52	$0.52	$0.52	$0.52	$0.43
Consolidated Balance Sheet
Total assets	$1,547,799	$1,535,533	$1,709,575	$1,743,455	$1,786,418
Cash, cash equivalents and marketable securities	406,648	395,728	458,341	520,402	485,348
Working capital	461,254	475,079	500,605	475,942	397,568
Current maturities of long-term debt	32,173	38,119	58,978	39,692	28,696
Long-term debt	218,413	242,351	244,688	250,687	268,417
Other long-term liabilities	49,221	47,996	48,998	43,604	46,441
Granite shareholders’ equity	799,197	761,031	830,651	767,509	700,199
Book value per share	20.66	19.64	21.50	20.06	17.75
Common shares outstanding	38,683	38,746	38,635	38,267	39,451
Contract backlog	$2,022,454	$1,899,170	$1,401,988	$1,699,396	$2,084,545

1 During 2011, 2010 and 2009 we recorded restructuring charges of approximately $2.2 million, $109.3 million and $9.5 million respectively. The restructuring charges in 2011 and 2010 related to our Enterprise Improvement Plan and the restructuring charges in 2009 related to an organizational change.
2 Effective January 1, 2009, we adopted a new accounting standard requiring net income attributable to both the parent and noncontrolling interests to be disclosed separately as well as the components of equity attributable to the parent and noncontrolling interests. Prior years have been adjusted to conform to this new standard.

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
Our typical construction project begins with the preparation and submission of a bid to a customer. If selected as the successful bidder, we generally enter into a contract with the customer that provides for payment upon completion of specified work or units of work as identified in the contract. We usually invoice our customers on a monthly basis. Our contracts frequently call for retention that is a specified percentage withheld from each payment until the contract is completed and the work accepted by the customer. Additionally, we defer recognition of profit on projects until they reach at least 25% completion (see “Revenue and Earnings Recognition for Construction Contracts” under “Critical Accounting Policies and Estimates”) and our profit recognition is based on estimates that change over time. Our revenue, gross margin and cash flows can differ significantly from period to period due to a variety of factors including the projects’ stage of completion, the mix of early and late stage projects, our estimates of contract costs and the payment terms of our contracts. The timing differences between our cash inflows and outflows require us to maintain adequate levels of working capital.
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
In October 2010, we announced our Enterprise Improvement Plan which includes continued actions to reduce our cost structure, enhance operating efficiencies and strengthen our business to achieve long-term profitable growth. The Enterprise Improvement Plan includes new business plans to orderly divest of our real estate investment business and certain fixed assets consistent with our business strategy to focus on our core business. As a result of the Enterprise Improvement Plan, we incurred additional restructuring charges related to further workforce reductions as well as real estate and fixed asset impairments. The majority of restructuring charges associated with the Enterprise Improvement Plan were recorded in the fourth quarter of 2010. See Note 11 of “Notes to the Consolidated Financial Statements” and “Restructuring Charges” below for further information.

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
Revenue from contract claims is recognized when we have a signed agreement and payment is assured. Revenue from contract change orders, which occur in most large projects, is recognized when the owner has agreed to the change order in writing. Provisions are recognized in the consolidated statements of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. All contract costs, including those associated with claims and change orders, are recorded as incurred and revisions to estimated total costs are reflected as soon as the obligation to perform is determined. Contract costs consist of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). All state and federal government contracts and many of our other contracts provide for termination of the contract at the convenience of the party contracting with us, with provisions to pay us for work performed through the date of termination.
The accuracy of our revenue and profit recognition in a given period is dependent on the accuracy of our estimates of the cost to complete each project. Cost estimates for all of our significant projects use a detailed “bottom up” approach and we believe our experience allows us to provide materially reliable estimates. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include:

•	the completeness and accuracy of the original bid;

•	costs associated with added scope changes;

•	costs of labor and/or materials;

•	extended overhead due to owner, weather and other delays;

•	subcontractor performance issues;

•	changes in productivity expectations;

•	site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable);

•	the availability and skill level of workers in the geographic location of the project; and

•	a change in the availability and proximity of equipment and materials.
The foregoing factors as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit between periods. Substantial changes in cost estimates, particularly in our larger, more complex projects have had, and can in future periods have, a significant effect on our profitability.
Our contracts with our customers are primarily either “fixed unit price” or “fixed price.” Under fixed unit price contracts, we are committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete placed or cubic yards of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk that we may not be able to perform all the work profitably for the specified contract amount. The percentage of fixed price contracts in our contract backlog increased from approximately 68.3% at December 31, 2010 to approximately 69.5% at December 31, 2011.

Valuation of Real Estate Held for Development and Sale
The carrying amount of each consolidated real estate development project is reviewed on a quarterly basis in accordance with Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, and each real estate development project accounted for under the equity method of accounting is reviewed in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures. To determine if impairment charges should be recognized, the review of each consolidated project includes an evaluation to determine if events or changes in circumstances indicate that a consolidated project’s carrying amount may not be recoverable. If events or changes in circumstances indicate that a consolidated project’s carrying amount may not be recoverable, the future undiscounted cash flows are estimated and compared to the project’s carrying amount. In the event that the project’s estimated future undiscounted cash flows or investment’s fair value are not sufficient to recover the carrying amounts, it is written down to its estimated fair value. The projects accounted for under the equity method are evaluated for impairment using the other-than-temporary impairment model, which requires an impairment charge to be recognized if our investment’s carrying amount exceeds its fair value, and the decline in fair value is deemed to be other than temporary.
Events or changes in circumstances, which would cause us to review for impairment include, but are not limited to:

•	significant decreases in the market price of the asset;

•	significant adverse changes in legal factors or the business climate;

•	significant changes to the development or business plans of a project;

•	accumulation of costs significantly in excess of the amount originally expected for the acquisition, development or construction of the asset; and

•	current period cash flow or operating losses combined with a history of losses, or a forecast of continuing losses associated with the use of the asset.
Future undiscounted cash flows and fair value assessments are estimated based on entitlement status, market conditions, cost of construction, debt load, development schedules, status of joint venture partners and other factors applicable to the specific project. Fair value is estimated based on the expected future cash flows attributable to the asset or group of assets and on other assumptions that market participants would use in determining fair value, such as market discount rates, transaction prices for other comparable assets, and other market data. Our estimates of cash flows may differ from actual cash flows due to, among other things, fluctuations in interest rates, decisions made by jurisdictional agencies, economic conditions, or changes to our business operations.
During the year ended December 31, 2010, the Enterprise Improvement Plan required changes in the business plans of certain real estate projects to reduce capital expenditures, shorten development timelines, and revise marketing plans for the projects thus reducing their estimated future cash flows. Consequently, during the year ended December 31, 2010, we recorded impairment charges of $86.3 million, of which approximately $20.0 million was attributable to noncontrolling interests, on approximately one-third of our real estate investments related to the Enterprise Improvement Plan. See Note 11 of “Notes to the Consolidated Financial Statements” and “Restructuring Charges” below for further information. Additionally, an evaluation of entitlement status, market conditions, existing offers to purchase, cost of construction, debt load, development schedule, status of joint venture partners and other factors specific to the remainder of our real estate projects, resulted in no significant impairment charges during the year ended December 31, 2010. During the years ended December 31, 2011 and 2009, we recorded no significant impairment charges related to our real estate development projects or investments.
Given the current economic environment surrounding real estate, we regularly evaluate the recoverability of our real estate held for development and sale and have determined that no further impairment charges were required at December 31, 2011. A continued decline in the residential and/or commercial real estate markets may decrease the expected cash flow for certain development activities to the point we would be required to recognize additional impairments in the future.
Insurance Estimates
We carry insurance policies to cover various risks, primarily general liability and workers compensation, under which we are liable to reimburse the insurance company for a portion of each claim paid. Payment for general liability and workers compensation claim amounts generally range from the first $0.5 million to $1.0 million per occurrence. We accrue for the estimated ultimate liability for incurred losses, both reported and unreported, using actuarial methods based on historic trends, modified, if necessary, by recent events. Changes in our loss assumptions caused by changes in actual experience would affect our assessment of the ultimate liability and could have an effect on our operating results and financial position up to $1.0 million per occurrence.

Current Economic Environment and Outlook for 2012
Intense competition continues to have a negative impact on Construction and Large Project Construction gross margins. Funding issues for public sector infrastructure projects coupled with weak demand for commercial and residential development in many of our markets have also had a negative impact on the sale of construction materials. While we continue to have a significant amount of work to bid across the country, funding constraints and competing priorities have impacted the timing and volume of public infrastructure projects. Over the past several years, the number of new commercial and residential construction projects continues to be adversely affected by an oversupply of existing inventory, declining property values and subsequent financing restrictions. We expect these challenging conditions to persist into 2012 pending improvement in the overall level of economic activity, the outlook for federal funding, the competitive landscape and the availability of financing.
The current extension of the federal surface transportation program, which is a funding mechanism for customers in our public market sector, expires in March 2012. Both houses in Congress are still working to bring their respective reauthorization bills up for floor votes in February and March 2012. The Senate is pursuing a bipartisan two-year bill and the House is proposing a five year bill which currently has passed through its respective committees on a partisan vote basis. While the funding debate in Congress remains unresolved, we remain encouraged by the continued efforts which clearly indicate that infrastructure funding remains a high priority on the federal agenda in early 2012.
In response to these challenges, we continue to seek opportunities in our traditional markets while leveraging our capabilities and further diversifying into federal government, energy, water, rail and industrial opportunities. Additionally, in October 2010, we implemented the Enterprise Improvement Plan to reduce our cost structure. The majority of restructuring charges associated with the Enterprise Improvement Plan were recorded in 2010. During 2012 and beyond we expect to record between $1.0 million and $9.0 million of restructuring charges, related to the execution of our Enterprise Improvement Plan. The ultimate amount and timing of future restructuring charges are subject to our ability to negotiate sales of certain assets at prices acceptable to us.
Results of Operations

Comparative Financial Summary
Years Ended December 31,	2011	2010	2009
(in thousands)
Total revenue	$2,009,531	$1,762,965	$1,963,479
Gross profit	247,963	177,784	349,509
Selling, general and administrative expenses	162,302	191,593	228,046
Restructuring charges	2,181	109,279	9,453
Net income (loss)	66,085	(62,448)	100,201
Amount attributable to noncontrolling interests	(14,924)	3,465	(26,701)
Net income (loss) attributable to Granite Construction Incorporated	51,161	(58,983)	73,500

Revenue

Total Revenue by Segment
Years Ended December 31,	2011		2010		2009
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Construction	$1,043,614	51.9	$943,245	53.5	$1,151,743	58.7
Large Project Construction	725,043	36.1	584,406	33.1	603,517	30.7
Construction Materials	220,583	11.0	222,058	12.6	205,945	10.5
Real Estate	20,291	1.0	13,256	0.8	2,274	0.1
Total	$2,009,531	100.0	$1,762,965	100.0	$1,963,479	100.0

Construction Revenue
Years Ended December 31,	2011		2010		2009
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
California:
Public sector	$464,789	44.4	$358,723	38.0	$438,392	38.1
Private sector	46,694	4.5	32,139	3.4	35,311	3.1
Northwest:
Public sector	386,783	37.1	421,397	44.7	521,447	45.3
Private sector	36,072	3.5	24,334	2.6	32,487	2.8
East:
Public sector	107,693	10.3	103,398	11.0	117,991	10.2
Private sector	1,583	0.2	3,254	0.3	6,115	0.5
Total	$1,043,614	100.0	$943,245	100.0	$1,151,743	100.0
Construction revenue for the year ended December 31, 2011 increased by $100.4 million, or 10.6%, compared to the year ended December 31, 2010. The increase was primarily due to improved construction activity in our California sector as a result of entering the year with greater contract backlog and improved success rate on bidding activity, as well as more favorable weather conditions late in 2011 when compared to 2010. The increase in California was partially offset by a decrease in the Northwest primarily due to an unusually wet spring and runoff from a heavy snowpack during the first half of 2011.

Large Project Construction Revenue[1]
Years Ended December 31,	2011		2010		2009
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
California	$78,464	10.8	$49,408	8.5	$52,885	8.8
Northwest	201,240	27.8	52,510	9.0	55,457	9.2
East	445,339	61.4	482,488	82.5	495,175	82.0
Total	$725,043	100.0	$584,406	100.0	$603,517	100.0
1For the periods presented, all Large Project Construction revenue was earned from the public sector.
Large Project Construction revenue for the year ended December 31, 2011 increased by $140.6 million, or 24.1%, compared to the year ended December 31, 2010. The increase was primarily due to increases in revenue of our Northwest sector partially offset by decreases in our East sector. Revenue in the Northwest was significantly higher in 2011 as a result of work completed on two projects that were awarded in 2010. Revenue decreased in the East in 2011 when compared to 2010 primarily due to projects nearing completion.

Construction Materials Revenue
Years Ended December 31,	2011		2010		2009
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
California	$140,468	63.7	$136,314	61.4	$127,649	62.0
Northwest	62,406	28.3	64,966	29.2	63,171	30.7
East	17,709	8.0	20,778	9.4	15,125	7.3
Total	$220,583	100.0	$222,058	100.0	$205,945	100.0

Construction Materials revenue for the year ended December 31, 2011 was flat when compared to the year ended December 31, 2010. The construction materials business continues to be impacted by the weakness in the commercial and residential development markets.
Real Estate Revenue
Real Estate revenue for the year ended December 31, 2011 increased by $7.0 million, or 53.1% compared to the year ended December 31, 2010. The increase was primarily attributable to the sale of commercial properties in California during 2011. Factors that contribute to fluctuations in revenue include national and local market conditions, entitlement status of properties and buyers access to capital.
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
The following tables illustrate our contract backlog as of the respective dates:

Total Contract Backlog by Segment
December 31,	2011		2010
(dollars in thousands)	Amount	Percent	Amount	Percent
Construction	$513,624	25.4	$465,271	24.5
Large Project Construction	1,508,830	74.6	1,433,899	75.5
Total	$2,022,454	100.0	$1,899,170	100.0

Construction Contract Backlog
December 31,	2011		2010
(dollars in thousands)	Amount	Percent	Amount	Percent
California:
Public sector	$311,975	60.7	$185,115	39.9
Private sector	10,899	2.1	15,054	3.2
Northwest:
Public sector	148,030	28.8	181,996	39.1
Private sector	26,543	5.2	13,941	3.0
East:
Public sector	13,163	2.6	68,508	14.7
Private sector	3,014	0.6	657	0.1
Total	$513,624	100.0	$465,271	100.0
Construction contract backlog of $513.6 million at December 31, 2011 was $48.4 million, or 10.4%, higher than at December 31, 2010. The increase was due to improved success rate on bidding activity in California offset by progress on existing projects in the Northwest and the East. New awards during the year ended December 31, 2011 included two highway rehabilitation projects of $50.8 million and $58.6 million and a rail relocation project of $41.5 million, all in California.

Large Project Construction Contract Backlog[1]
December 31,	2011		2010
(dollars in thousands)	Amount	Percent	Amount	Percent
California	$214,698	14.2	$166,084	11.6
Northwest	397,957	26.4	501,297	34.9
East	896,175	59.4	766,518	53.5
Total	$1,508,830	100.0	$1,433,899	100.0
1For all dates presented, Large Project Construction contract backlog is related to contracts with public agencies.
Large Project Construction contract backlog of $1.5 billion at December 31, 2011 was $74.9 million, or 5.2%, higher than at December 31, 2010. The increase was primarily due to an improved success rate on bidding activity in California as well as new awards and additions to existing contracts in the East. The increase was partially offset by progress on existing projects in the Northwest. New awards included a $167.8 million design-build highway project in Texas. Additionally, backlog increased on our 34% portion of a light rail project in Texas by $242.2 million due to receiving full notice to proceed. Noncontrolling interests included in Large Project Construction contract backlog as of December 31, 2011 and 2010 were $154.6 million and $249.8 million, respectively.
Large Project Construction contracts with forecasted losses represented $91.4 million or 6.1% and $49.8 million or 3.5%, respectively of Large Project Construction contract backlog at December 31, 2011 and 2010.

Gross Profit (Loss)
The following table presents gross profit (loss) by business segment for the respective periods:

Years Ended December 31,	2011	2010	2009
(dollars in thousands)
Construction	$124,506	$95,709	$209,487
Percent of segment revenue	11.9%	10.1%	18.2%
Large Project Construction	104,108	67,307	120,100
Percent of segment revenue	14.4%	11.5%	19.9%
Construction Materials	16,641	12,018	21,240
Percent of segment revenue	7.5%	5.4%	10.3%
Real Estate	2,708	2,750	(1,318)
Percent of segment revenue	13.3%	20.7%	-58.0%
Total gross profit	$247,963	$177,784	$349,509
Percent of total revenue	12.3%	10.1%	17.8%
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
The following table presents revenue from projects that have not yet reached our profit recognition threshold:

Years Ended December 31,	2011	2010	2009
(in thousands)
Construction	$10,363	$13,697	$5,729
Large Project Construction	38,542	142,965	63,033
Total revenue from contracts with deferred profit	$48,905	$156,662	$68,762
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
When we experience significant contract forecast changes, we review the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as a change in estimate for the current period. In our review of these changes for the years ended December 31, 2011, 2010 and 2009 we did not identify any material amounts that should have been recorded in a prior period.

Construction gross profit in 2011 increased $28.8 million compared to 2010. Construction gross profit as a percent of segment revenue for 2011 increased to 11.9% from 10.1% in 2010. The increases were due to increased revenues, primarily in our California sector, successful execution of overlay and highway rebuild projects in Arizona and improved cost management of our equipment fleet.
Large Project Construction gross profit in 2011 increased $36.8 million compared to 2010. Large Project Construction gross profit as a percent of segment revenue for 2011 increased to 14.4% from 11.5% in 2010. The increase was primarily due to recognition of profit on two transit projects in New York, a transit project in Houston and a new freeway, transit and trail system in Utah, all of which reached the profit recognition threshold in 2011. Our wholly owned subsidiaries, Granite Construction Company and Granite Northwest, Inc., are members of a joint venture known as YRC which is contracted by the ODOT to construct a new road alignment of U.S. Highway 20 near Eddyville, Oregon. In addition to previous geologic landslide issues, unanticipated ground movement was observed at several hillsides beginning in 2010. In some locations, the ground movements have caused damage to completed portions of bridge structures. Although design work towards a new mitigation plan on the project is continuing by YRC under protest, the corrective work required to complete the project has not yet been determined. YRC and ODOT are engaged in the contractual dispute resolution process to determine the parties’ responsibilities for design issues and which party bears the financial responsibility for the corrective work.  At this time, the Company cannot predict the timing of the resolution of the contractual disputes or of the determination of the corrective work required, nor reasonably estimate the impact those events will have on the projected financial results for this project. If the required corrective work is determined to be substantial, and YRC is determined to bear the financial responsibility for the corrective work, the Company’s results of operations, liquidity and cash flows for one or more future periods could be materially adversely affected. We will continue to incur additional costs to advance the design work and to maintain the job site while the design work is continuing and the dispute resolution process is proceeding. During the years ended December 31, 2011 and 2010, adjustments of $4.5 million and $10.2 million, respectively, have been made in the consolidated statements of operations to account for the revisions in estimated total cost in excess of estimated total revenue. The revisions in 2011 primarily related to additional costs for the design work and the revisions in 2010 were to maintain the project site until the start of the 2012 construction season while the design work is continuing and the Company and ODOT continue to work on a resolution of outstanding issues.
Construction Materials gross profit in 2011 increased $4.6 million compared to 2010. Construction Materials gross profit as a percent of segment revenue for 2011 increased to 7.5% from 5.4% in 2010. The increase was primarily due to increased production efficiencies of certain plants to meet growing Construction revenue.
Real Estate gross profit remained relatively unchanged during 2011 when compared to 2010 as the residential, commercial and private markets remained depressed.

Selling, General and Administrative Expenses
The following table presents the components of selling, general and administrative expenses for the respective periods:

Years Ended December 31,	2011	2010	2009
(dollars in thousands)
Selling
Salaries and related expenses	$33,342	$40,332	$44,672
Other selling expenses	9,066	12,944	14,009
Total selling	42,408	53,276	58,681
General and administrative
Salaries and related expenses	51,041	65,127	76,333
Restricted stock amortization and incentive compensation	23,925	21,664	34,602
Other general and administrative expenses	44,928	51,526	58,430
Total general and administrative	119,894	138,317	169,365
Total selling, general and administrative	$162,302	$191,593	$228,046
Percent of revenue	8.1%	10.9%	11.6%
Selling, general and administrative expenses for 2011 decreased $29.3 million, or 15.3%, compared to 2010.
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
Total selling expenses for 2011 decreased $10.9 million, or 20.4%, compared to 2010, primarily due to workforce reductions associated with our Enterprise Improvement Plan.
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
Total general and administrative expenses for 2011 decreased $18.4 million or 13.3% compared to 2010. Salaries and related expenses decreased $14.1 million compared to 2010 primarily due to the reduction in workforce associated with our Enterprise Improvement Plan, as well as temporary benefit reductions and other ongoing efforts to reduce our cost structure. Other general and administrative expenses for 2011 decreased $6.6 million or 12.8% compared to 2010 due to our efforts to reduce our cost structure and discretionary spending, including a decrease of approximately $5.5 million in travel expenses, consulting fees and occupancy.
Other general and administrative expenses include information technology, occupancy, office supplies, depreciation, travel and entertainment, outside services, training and other miscellaneous expenses none of which individually exceeded 10% of total selling, general and administrative expenses.

Restructuring Charges
The following table presents the components of restructuring charges during the respective periods:

Years ended December 31,	2011	2010	2009
(in thousands)
Impairment and other charges associated with our real estate investments	$1,452	$86,341	$—
Severance costs	471	12,635	6,943
Impairment charges on assets held-for-sale or abandoned	226	7,521	1,449
Lease termination costs, net of estimated sublease income	32	2,782	1,061
Total	$2,181	$109,279	$9,453
In October 2010, we announced our Enterprise Improvement Plan that included continued actions to reduce our cost structure, enhance operating efficiencies and strengthen our business to achieve long-term profitable growth. As a result of the Enterprise Improvement Plan, we incurred restructuring charges during the fourth quarter of 2010 and throughout 2011.
The charges were primarily related to impairment charges on certain real estate investments of our Real Estate segment associated with new business plans to orderly divest our real estate investment business by 2013, subject to market conditions and our ability to negotiate sales of certain assets at prices acceptable to us. The portion of the impairment charges associated with our real estate business attributable to noncontrolling interests was approximately $20.0 million for the year end December 31, 2010 and was insignificant during 2011. Restructuring charges during 2010 were also related to planned reductions in salaried positions that affected approximately 17% of our salaried workforce.
In 2011, development activities were curtailed for the majority of our real estate development projects as divestiture efforts increased. During 2011, we recorded amounts associated with the sale or other disposition of three separate projects located in California and will record amounts associated with the sale or other disposition of one project in California and one project in Oregon, subsequent to December 31, 2011. The impact of these dispositions did not have a significant impact on our consolidated results of operations.
Restructuring liabilities were $2.4 million and $4.1 million as of December 31, 2011 and 2010, respectively. The change in the restructuring liabilities balance since December 31, 2010 was primarily due to payments made on lease liabilities.
During 2012 and beyond, we expect to record between $1.0 million and $9.0 million of restructuring charges, related to the execution of our Enterprise Improvement Plan. The ultimate amount and timing of future restructuring charges is subject to our ability to negotiate sales of certain assets at prices acceptable to us.

Other (Expense) Income
The following table presents the components of other (expense) income for the respective periods:

Years Ended December 31,	2011	2010	2009
(in thousands)
Interest income	$2,878	$4,980	$5,049
Interest expense	(10,362)	(9,740)	(15,756)
Equity in income of affiliates	2,193	756	7,696
Other (expense) income, net	(4,545)	6,968	12,683
Total other (expense) income	$(9,836)	$2,964	$9,672
Interest income decreased $2.1 million for 2011, compared to 2010, primarily related to changes in federal and state look back interest income. Look back interest is the interest due or receivable on income tax related to revisions in estimated profitability on long-term contracts. Other (expense) income, net during 2011 consisted primarily of $3.7 million in impairment charges associated with our cost method investment in the preferred stock of a corporation that designs and manufactures power generation equipment. Other (expense) income, net during 2010 consisted primarily of $2.9 million of previously deferred income related to the sale of an investment in an affiliate in 2008.
Income Taxes
The following table presents the provision for (benefit from) income taxes for the respective periods:

Years Ended December 31,	2011	2010	2009
(dollars in thousands)
Provision for (benefit from) income taxes	$23,348	$(43,928)	$38,650
Effective tax rate	26.1%	41.3%	27.8%
Our effective tax rate decreased to 26.1% in 2011, from 41.3% in 2010. The most significant change was due to the effect of noncontrolling interests as a percentage of net income (loss), as noncontrolling interests are not subject to income taxes on a stand-alone basis. Additionally, included in the tax rate for the year ended December 31, 2011 is the recognition and measurement of previously unrecognized tax benefits. The recognition and measurement of these tax benefits were the result of a favorable settlement of an income tax examination conducted by the Internal Revenue Service. Our tax rate is affected by discrete items that may occur in any given year, but are not consistent from year to year.
Amount Attributable to Noncontrolling Interests
The following table presents the amount attributable to noncontrolling interests in consolidated subsidiaries for the respective periods:

Years Ended December 31,	2011	2010	2009
(in thousands)
Amount attributable to noncontrolling interests	$(14,924)	$3,465	$(26,701)
The amount attributable to noncontrolling interests represents the noncontrolling owners’ share of the income or loss of our consolidated construction joint ventures and real estate development entities. The amounts for 2011 and 2010 included the results of profitable consolidated construction joint ventures. The amount for 2010 also included $20.0 million associated with the 2010 impairment charges on our real estate held for development and sale from our business plans to orderly divest of our real estate investment business. In addition, the balance changed as activity on consolidated joint venture projects progressed.

Prior Years
Revenue: Construction revenue for the year ended December 31, 2010 decreased by $208.5 million, or 18.1%, compared to the year ended December 31, 2009. The decrease reflected the decline in the amount of available private sector work as a result of lower levels of both residential and commercial development.  The decline in the private sector resulted in a more competitive bidding environment for public sector work which resulted in lower public sector revenues as well. Additionally, 2009 revenue included $89.6 million from federally funded security projects which were substantially completed in 2009.
Large Project Construction revenue for the year ended December 31, 2010 decreased by $19.1 million, or 3.2%, compared to the year ended December 31, 2009. The decrease was primarily due to the positive impact of a $17.3 million settlement related to a project in the East that was included in 2009 revenue.
Construction Materials revenue for the year ended December 31, 2010 increased by $16.1 million, or 7.8%, compared to the year ended December 31, 2009. The increase was primarily the result of sales generated from new facilities in California in 2010 that were not fully operational in 2009 and increased sales volumes in the East to meet demand for new public works projects.
Real Estate revenue for the year ended December 31, 2010 increased by $11.0 million, or 482.9%, compared to the year ended December 31, 2009. The increase was due to the sale of a commercial property in California as well as the completion of a sale and the recognition of deferred revenue on projects in Texas. Factors that contribute to real estate revenue fluctuations include national and local market conditions, entitlement status and buyers access to capital.
Contract Backlog: Construction contract backlog of $465.3 million at December 31, 2010 was $105.9 million, or 29.5%, higher than at December 31, 2009. The increase was due to an improved bid success rate resulting in new awards including two highway projects in California for a total of $54.0 million as well as a $21.0 million waterfront security project and a $17.9 million interchange project, both in the Northwest.
Large Project Construction contract backlog of $1.4 billion at December 31, 2010 was $391.3 million, or 37.5%, higher than at December 31, 2009. The increases in California and the Northwest reflected several new awards during 2010, including approximately $306.3 million for a highway expansion and reconstruction project in Washington, $125.9 million for an auxiliary spillway control structure in California and $220.2 million for a new freeway, transit and trail system in Utah. These increases were offset by decreases in the East due to progress made on large construction projects during 2010 without an increase in awards.
Gross Profit (Loss): Construction gross profit in 2010 decreased to $95.7 million, or 10.1% of segment revenue, from $209.5 million, or 18.2% of segment revenue, in 2009. The decrease was due to lower revenues and lower margins as we bid work in a highly competitive environment.
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

Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased by $36.5 million, or 16.0%, to $191.6 million in 2010 from $228.0 million in 2009. Total selling expenses for 2010 decreased $5.4 million, or 9.2%, compared to 2009, primarily due to workforce reductions associated with our 2009 organizational change and a decrease in costs related to bidding activities. Total general and administrative expenses for 2010 decreased $31.0 million, or 18.3%, compared to 2009. Salaries and related expenses for 2010 decreased $11.2 million compared to 2009 primarily due to the reduction in workforce associated with our 2009 organizational change. Incentive compensation for 2010 decreased $14.7 million compared to 2009 due to the decrease in our operating results. In addition, 2009 included the recovery of $4.6 million on an account that had been reserved for in previous years. Other general and administrative expenses for 2010 decreased $11.7 million compared to 2009 due to our efforts to reduce our cost structure and discretionary spending, including a decrease of approximately $5.8 million in travel expenses and consulting fees.
Restructuring Charges: During 2010 and 2009, we recorded restructuring charges of approximately $109.3 million and $9.5 million, respectively. The charges during 2010 related to our 2010 Enterprise Improvement Plan and included impairment charges associated with our real estate investments, severance costs, impairment charges on assets held-for-sale or abandoned and lease termination costs. The charges during 2009 were related to an organizational change designed to increase operational efficiency. Included in the charges were amounts associated with a reduction in force and an impairment charge related to certain plant facilities in the Northwest.
Other Income: Interest expense decreased $6.0 million, or 38.2%, compared to 2009 primarily due to a decrease in federal and state look back interest expense of $5.1 million. Look back interest is the interest due or receivable on income tax related to revisions in estimated profitability on long-term construction projects. The change in equity in income (loss) of affiliates during 2010 was primarily due to decreases in income earned on our investment in an entity that owns and operates an asphalt terminal in Nevada resulting from the economic downturn. Other income, net during 2010 consisted primarily of $2.9 million of previously deferred income related to the sale of an investment in an affiliate in 2008. Other income, net during 2009 consisted primarily of a gain of approximately $10.2 million related to the sale of gold, a by-product of one of our aggregate extraction operations, and a gain of approximately $2.2 million on assets held in a Rabbi Trust related to our Non-Qualified Deferred Compensation Plan.
Provision for Income Taxes: Our effective tax rate increased to 41.3% in 2010 from 27.8% in 2009. The change was primarily due to a decrease in the effect from noncontrolling interests as a percent of pre-tax (loss) income. Noncontrolling interests are generally not subject to income taxes on a stand-alone basis and are deducted from (loss) income before (benefit from) provision for income taxes in arriving at our effective tax rate for the year. Our tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year and are deducted from (loss) income before (benefit from) provision for income taxes in arriving at our effective tax rate for the year.
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
The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated joint ventures, as of the respective dates:

December 31,	2011	2010
(in thousands)
Cash and cash equivalents excluding consolidated joint ventures	$181,868	$142,642
Consolidated construction joint venture cash and cash equivalents[1]	75,122	109,380
Total consolidated cash and cash equivalents	256,990	252,022
Short-term and long-term marketable securities[2]	149,658	143,706
Total cash, cash equivalents and marketable securities	$406,648	$395,728

1The volume and stage of completion of contracts from our consolidated construction joint ventures may cause fluctuations in joint venture cash and cash equivalents between periods.
2See Note 3 of “Notes to the Consolidated Financial Statements” for the composition of our marketable securities.
Our primary sources of liquidity are cash and cash equivalents and marketable securities. We may also from time to time issue and sell equity, debt or hybrid securities or engage in other capital market transactions.
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
Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends on our capital stock.  We may also from time to time prepay or repurchase outstanding indebtedness and acquire assets or businesses that are complementary to our operations.
Cash Flows

Years Ended December 31,	2011	2010	2009
(in thousands)
Net cash provided by (used in):
Operating activities	$92,345	$29,318	$64,301
Investing activities	(27,728)	(60,435)	(129,879)
Financing activities	(59,649)	(55,817)	(56,309)
Cash provided by operating activities increased $63.0 million in 2011 when compared to 2010. This increase was primarily driven by the increase in net income and was partially offset by a less favorable change in working capital items in 2011 as compared to 2010.
Cash used in investing activities was $32.7 million lower in 2011 than in 2010 primarily due to a $21.6 million decrease in net purchases of marketable securities, a decrease of $7.8 million in purchases of company owned life insurance as the liability was fully funded in 2010 and a $6.4 million investment made during 2010 in a corporation that designs and manufactures power generation and equipment systems with no corresponding investment made in 2011.
Cash used in financing activities increased $3.8 million in 2011 compared to 2010. The primary reason for this change was a $6.9 million increase in net distributions to noncontrolling partners which varies depending on the volume and stage of completion of contracts from our consolidated construction joint ventures.

Capital Expenditures
During the year ended December 31, 2011, we had capital expenditures of $45.0 million compared to $37.0 million in 2010. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate investing up to $53 million in capital expenditures during 2012.
Debt and Contractual Obligations
The following table summarizes our significant obligations outstanding as of December 31, 2011:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt - principal	$250,586	$32,173	$18,265	$80,046	$120,102
Long-term debt - interest[1]	75,746	13,765	25,295	22,011	14,675
Operating leases[2]	36,134	5,836	9,743	7,017	13,538
Other purchase obligations[3]	5,494	4,125	1,369	—	—
Deferred compensation obligations[4]	25,076	2,235	6,179	3,871	12,791
Total	$393,036	$58,134	$60,851	$112,945	$161,106

1 Included in the total is $32.7 million related to mortgages, the terms of which include variable interest rates that range from 3.75% to 7.0%. The future payments were calculated using rates in effect as of December 31, 2011 and may differ from actual results.
2 These obligations represent the minimum rental commitments and minimum royalty requirements under all noncancellable operating leases. See Note 18 of “Notes to the Consolidated Financial Statements.”
3 These obligations represent firm purchase commitments for equipment and other goods and services not connected with our construction contract backlog which are individually greater than $10,000 and have an expected fulfillment date after February 29, 2012.
4 The timing of expected payment of deferred compensation is based on estimated dates of retirement. Actual dates of retirement could be different and would cause the timing of payments to change.

In addition to the significant obligations described above, as of December 31, 2011, we had the following obligations, which were excluded from the foregoing table:

•
approximately $2.3 million associated with uncertain tax positions filed on our tax returns were excluded because we cannot make a reasonably reliable estimate of the timing of potential payments relative to such reserves; and

•
asset retirement obligations of $23.2 million associated with our owned and leased quarry properties were excluded because the majority of them have an estimated settlement date beyond five years (see Note 8 of “Notes to the Consolidated Financial Statements”)

Credit Agreement
We have a $100.0 million committed secured revolving credit facility, with a sublimit for letters of credit of $50.0 million (the “Credit Agreement”), which expires on June 22, 2013. Borrowings under the Credit Agreement bear interest at LIBOR plus an applicable margin. LIBOR varies based on the applicable loan term. The applicable margin is based upon certain financial ratios calculated quarterly and was 2.75% at December 31, 2011. Accordingly, the effective interest rate was between 3.05% and 3.88% at December 31, 2011. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on substantially all of the assets of Granite Construction Incorporated and our subsidiaries that are guarantors or co-borrowers under the Credit Agreement, excluding any owned or leased real property subject to an existing mortgage. At December 31, 2011, there were no revolving loans outstanding under the Credit Agreement, but there were standby letters of credit totaling approximately $4.2 million. The letters of credit will expire between March 2012 and October 2012. These letters of credit will be replaced upon expiration.

The most significant restrictive covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Tangible Net Worth, a minimum Consolidated Interest Coverage Ratio and a maximum Adjusted Consolidated Leverage Ratio. The calculations and terms of such covenants are defined in Amendment No. 1 of the Credit Agreement filed as Exhibit 10.1 to our Form 8-K filed December 30, 2010. As of December 31, 2011 and pursuant to the definitions in the Credit Agreement, our Consolidated Tangible Net Worth was $757.7 million, which exceeded the minimum of $665.8 million, the Consolidated Interest Coverage Ratio was 10.06, which exceeded the minimum of 4.00 and the Adjusted Consolidated Leverage Ratio was 1.42, which did not exceed the maximum of 3.75. The maximum Adjusted Consolidated Leverage Ratio remains at 3.75 through the quarter ending March 31, 2012 and subsequently decreases in 0.25 increments until reaching 3.00 for the quarter ending March 31, 2013.
Senior Notes Payable
As of December 31, 2011, senior notes payable in the amount of $16.7 million were due to a group of institutional holders in nine equal annual installments which began in 2005 and bear interest at 6.96% per annum. The most significant covenants under the terms of the related agreement require the maintenance of a minimum Consolidated Net Worth, the calculations and terms of which are defined by the related agreement filed as Exhibit 10.3 to our Form 10-Q filed August 14, 2001. As of December 31, 2011 and pursuant to the definitions in the note agreement, our Consolidated Net Worth was $799.2 million, which exceeded the minimum of $686.5 million.
In addition, as of December 31, 2011, senior notes payable in the amount of $200.0 million were due to a second group of institutional holders in five equal annual installments beginning in 2015 and bear interest at 6.11% per annum. The most significant covenants under the terms of the related agreement require the maintenance of a minimum Consolidated Net Worth, the calculations and terms of which are defined by the related agreement filed as Exhibit 10.1 to our Form 8-K filed January 31, 2008. As of December 31, 2011 and pursuant to the definitions in the note agreement, our Consolidated Net Worth was $799.2 million, which exceeded the minimum of $697.4 million.
Surety Bonds and Real Estate Mortgages
We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At December 31, 2011, approximately $1.8 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.
A significant portion of our real estate held for development and sale is subject to mortgage indebtedness. All of this indebtedness is non-recourse to Granite but is recourse to the real estate entities that incurred the indebtedness. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entities to pay down portions of the debt. During the year ended December 31, 2011, we provided funding of $8.4 million to our real estate entities to either pay off or refinance certain real estate loans. As of December 31, 2011, the principal amount of debt of our real estate entities secured by mortgages was $32.5 million, of which $22.6 million was included in current liabilities and $9.9 million was included in long-term liabilities on our consolidated balance sheet.
Covenants and Events of Default
Our debt and credit agreements require us to comply with various affirmative, restrictive and financial covenants, including the financial covenants described above. Our failure to comply with any of these covenants, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the applicable agreements. Under certain circumstances, the occurrence of an event of default under one of our debt or credit agreements (or the acceleration of the maturity of the indebtedness under one of our agreements) may constitute an event of default under one or more of our other debt or credit agreements. Default under our debt and credit agreements could result in (1) us no longer being entitled to borrow under the agreements, (2) termination of the agreements, (3) the requirement that any letters of credit under the agreements be cash collateralized, (4) acceleration of the maturity of outstanding indebtedness under the agreements and/or (5) foreclosure on any collateral securing the obligations under the agreements.

As of December 31, 2011, we were in compliance with the covenants contained in our senior note agreements and Credit Agreement.
Except as noted below, as of December 31, 2011, we were in compliance with the covenants contained in our debt agreements related to our consolidated real estate entities, and we are not aware of any material non-compliance by any of our unconsolidated entities with the covenants contained in their debt agreements. As of December 31, 2011, one of our unconsolidated real estate entities was in default under debt agreements as a result of its failure to make a timely required principal and interest payment. This default has subsequently been cured. The affected loans are non-recourse to Granite and these defaults do not result in cross-defaults under other debt agreements under which Granite is the obligor; however, there is recourse to the real estate entity that incurred the debt.
Share Purchase Program
In 2007, our Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion. As of December 31, 2011, $64.1 million was available for purchase. We did not purchase shares under the share purchase program in any of the periods presented.
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
A venture’s contract with the project owner typically requires joint and several liability among the joint venture partners. Although our agreements with our joint venture partners for both construction joint ventures and line item joint ventures provide that each party will assume and fund its share of any losses resulting from a project, if one of our partners is unable to pay its share we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement.
At December 31, 2011, we had approximately $1.7 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $725.3 million represented our share and the remaining $927.2 million represented our partners’ share. We are not able to estimate other amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.

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
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements rather than as a footnote to the consolidated financial statements, where it is currently disclosed. The ASU also requires the presentation of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the financial statements where the components of net income and the components of other comprehensive income are presented. The option under current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in shareholders’ equity will be eliminated. In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The amendment (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) becomes effective for our quarter ending March 31, 2012. Except for the presentation requirement, the adoption of this ASU will not have an impact on our consolidated financial statements.
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
In September 2011, the FASB issued ASU No. 2011-09, Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. This ASU requires employers that participate in multiemployer pension plans to provide additional quantitative and qualitative disclosures for significant multiemployer plans in which we participate. The additional disclosures include, but are not limited to, plan names and identifying numbers, the amount of contributions to the plan, whether our contributions represent more than five percent of the total contributions made to the plan, funded status, whether funding improvement plans are pending or implemented, whether the plan has imposed surcharges and the expiration dates of the plans. This ASU was effective for us during the year ended December 31, 2011, and therefore we included the disclosures in Note 13 of “Notes to the Consolidated Financial Statements.” Except for the additional disclosures, adoption of this ASU had no impact on our consolidated financial statements.

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
We are exposed to financial market risks due largely to changes in interest rates, which we have managed primarily by managing the maturities in our investment portfolio. We do not have any material business transactions in foreign currencies.
We are exposed to various commodity price risks, including, but not limited to, diesel fuel, natural gas, propane, steel, cement and liquid asphalt arising from transactions that are entered into in the normal course of business. In order to manage or reduce commodity price risk, we monitor the costs of these commodities at the time of bid and price them into our contracts accordingly. Additionally, some of our contracts include commodity price escalation clauses which partially protect us from increasing prices. At times we enter into supply agreements or pre-purchase commodities to secure pricing and use financial contracts to further manage price risk. As of December 31, 2011 and 2010, we had no material financial contracts in place.
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
We had outstanding senior notes payable, which carry a fixed interest rate per annum, as follows (in millions):

December 31,	2011
Principal payments due in nine equal installments that began in 2005, 6.96%	$16.7
Principal payments due in five equal installments beginning in 2015, 6.11%	200.0
Total	$216.7
The table below presents principal amounts due by year and related weighted average interest rates for our cash and cash equivalents, held-to-maturity investments and significant debt obligations as of December 31, 2011 (dollars in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Assets
Cash, cash equivalents, held-to-maturity and trading investments	$327,398	$29,250	$15,000	$25,000	$10,000	$—	$406,648
Weighted average interest rate	0.45%	0.78%	0.71%	1.07%	1.45%	—%	0.55%
Liabilities
Fixed rate debt
Senior notes payable	$8,333	$8,333	$—	$40,000	$40,000	$120,000	$216,666
Weighted average interest rate	6.96%	6.96%	—%	6.11%	6.11%	6.11%	6.18%
The estimated fair value of our cash, cash equivalents and short-term held-to-maturity investments approximates the principal amounts reflected above based on the generally short maturities of these financial instruments. The estimated fair value of our long-term held-to-maturity investments approximates the principal amounts above due to the relatively minor difference between the effective yields of these investments and rates currently available on similar instruments. Rates currently available to us for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. Based on the fixed borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of the senior notes payable was approximately $250.5 million as of December 31, 2011 and $245.0 million as of December 31, 2010.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements of Granite, the supplementary data and the independent registered public accounting firm’s report are incorporated by reference from Part IV, Item 15(1) and (2):
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - At December 31, 2011 and 2010
Consolidated Statements of Operations - Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) - Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows - Years Ended December 31, 2011, 2010 and 2009
Notes to the Consolidated Financial Statements
Quarterly Financial Data (unaudited)
Schedule II - Schedule of Valuation and Qualifying Accounts

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures: Our management carried out, as of December 31, 2011, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2011.
Independent Registered Public Accounting Firm Attestation Report: PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2011. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, is included in “Item 15. Exhibits and Financial Statement Schedules” under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B. OTHER INFORMATION
Not Applicable.
PART III
Certain information required by Part III is omitted from this report. We will file our definitive proxy statement for our Annual Meeting of Shareholders to be held on May 23, 2012 (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference.
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
For information regarding our Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, we direct you to the sections entitled “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Proxy Statement. For information regarding our Audit/Compliance Committee and our Audit/Compliance Committee’s financial expert, we direct you to the section entitled “Information about the Board of Directors and Corporate Governance - Committees of the Board - Audit/Compliance Committee” in the Proxy Statement. For information regarding our Code of Conduct, we direct you to the section entitled “Information about the Board of Directors and Corporate Governance - Code of Conduct” in the Proxy Statement. Information regarding our executive officers is contained in the section entitled “Executive Officers of the Registrant,” in Part I, Item I of this report. This information is incorporated herein by reference.
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

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
1. Financial Statements. The following consolidated financial statements and related documents are filed as part of this report:
2. Financial Statement Schedule. The following financial statement schedule of Granite for the years ended December 31, 2011, 2010 and 2009 is filed as part of this report and should be read in conjunction with the consolidated financial statements of Granite.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Granite Construction Incorporated:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Granite Construction Incorporated and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 of “Notes to the Consolidated Financial Statements”, the Company changed the manner in which it accounts for variable interest entities in 2010.
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

/s/PricewaterhouseCoopers LLP
San Francisco, California
February 23, 2012

F- 1

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

December 31,	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$256,990	$252,022
Short-term marketable securities	70,408	109,447
Receivables, net	251,838	243,986
Costs and estimated earnings in excess of billings	37,703	10,519
Inventories	50,975	51,018
Real estate held for development and sale	67,037	75,716
Deferred income taxes	38,571	53,877
Equity in construction joint ventures	101,029	74,716
Other current assets	35,171	42,555
Total current assets	909,722	913,856
Property and equipment, net	447,140	473,607
Long-term marketable securities	79,250	34,259
Investments in affiliates	31,071	31,410
Other noncurrent assets	80,616	82,401
Total assets	$1,547,799	$1,535,533

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$9,102	$8,359
Current maturities of non-recourse debt	23,071	29,760
Accounts payable	158,660	129,700
Billings in excess of costs and estimated earnings	90,845	120,185
Accrued expenses and other current liabilities	166,790	150,773
Total current liabilities	448,468	438,777
Long-term debt	208,501	217,014
Long-term non-recourse debt	9,912	25,337
Other long-term liabilities	49,221	47,996
Deferred income taxes	4,034	10,774
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding 38,682,771 shares as of December 31, 2011 and 38,745,542 shares as of December 31, 2010	387	387
Additional paid-in capital	111,514	104,232
Retained earnings	687,296	656,412
Total Granite Construction Incorporated shareholders’ equity	799,197	761,031
Noncontrolling interests	28,466	34,604
Total equity	827,663	795,635
Total liabilities and equity	$1,547,799	$1,535,533
The accompanying notes are an integral part of these consolidated financial statements.

F- 2

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

Years Ended December 31,	2011	2010	2009
Revenue
Construction	$1,043,614	$943,245	$1,151,743
Large project construction	725,043	584,406	603,517
Construction materials	220,583	222,058	205,945
Real estate	20,291	13,256	2,274
Total revenue	2,009,531	1,762,965	1,963,479
Cost of revenue
Construction	919,108	847,536	942,256
Large project construction	620,935	517,099	483,417
Construction materials	203,942	210,040	184,705
Real estate	17,583	10,506	3,592
Total cost of revenue	1,761,568	1,585,181	1,613,970
Gross profit	247,963	177,784	349,509
Selling expenses	42,408	53,276	58,681
General and administrative expenses	119,894	138,317	169,365
Restructuring charges	2,181	109,279	9,453
Gain on sales of property and equipment	15,789	13,748	17,169
Operating income (loss)	99,269	(109,340)	129,179
Other (expense) income
Interest income	2,878	4,980	5,049
Interest expense	(10,362)	(9,740)	(15,756)
Equity in income of affiliates	2,193	756	7,696
Other (expense) income, net	(4,545)	6,968	12,683
Total other (expense) income	(9,836)	2,964	9,672
Income (loss) before provision for (benefit from) income taxes	89,433	(106,376)	138,851
Provision for (benefit from) income taxes	23,348	(43,928)	38,650
Net income (loss)	66,085	(62,448)	100,201
Amount attributable to noncontrolling interests	(14,924)	3,465	(26,701)
Net income (loss) attributable to Granite Construction Incorporated	$51,161	$(58,983)	$73,500

Net income (loss) per share attributable to common shareholders (see Note 16)
Basic	$1.32	$(1.56)	$1.91
Diluted	$1.31	$(1.56)	$1.90
Weighted average shares of common stock
Basic	38,117	37,820	37,566
Diluted	38,473	37,820	37,683
Dividends per common share	$0.52	$0.52	$0.52
 The accompanying notes are an integral part of these consolidated financial statements.

F- 3

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Granite Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2008	38,266,791	$383	$85,035	$682,237	$(146)	$767,509	$36,773	$804,282
Comprehensive income:
Net income	—	—	—	73,500	—	73,500	26,701
Changes in net unrealized gains on investments	—	—	—	—	146	146	—
Total comprehensive income								100,347
Restricted stock and stock issued for services, net of forfeitures	437,594	4	1,900	—	—	1,904	—	1,904
Amortized restricted stock	—	—	10,765	—	—	10,765	—	10,765
Purchase of common stock	(93,763)	(1)	(3,430)	—	—	(3,431)	—	(3,431)
Cash dividends on common stock	—	—	—	(20,105)	—	(20,105)	—	(20,105)
Net tax on stock-based compensation	—	—	632	—	—	632	—	632
Transactions with noncontrolling interests, net	—	—	—	—	—	—	(11,569)	(11,569)
Stock options exercised and other	24,399	—	(269)	—	—	(269)	—	(269)
Balances at December 31, 2009	38,635,021	386	94,633	735,632	—	830,651	51,905	882,556
Comprehensive loss:
Net loss	—	—	—	(58,983)	—	(58,983)	(3,465)
Total comprehensive loss								(62,448)
Restricted stock and stock issued for services, net of forfeitures	214,128	2	1,003	—	—	1,005	—	1,005
Amortized restricted stock	—	—	13,040	—	—	13,040	—	13,040
Purchase of common stock	(132,093)	(1)	(3,640)	—	—	(3,641)	—	(3,641)
Cash dividends on common stock	—	—	—	(20,165)	—	(20,165)	—	(20,165)
Net tax on stock-based compensation	—	—	(815)	—	—	(815)	—	(815)
Transactions with noncontrolling interests, net	—	—	—	—	—	—	(13,836)	(13,836)
Stock options exercised and other	28,486	—	11	(72)	—	(61)	—	(61)
Balances at December 31, 2010	38,745,542	387	104,232	656,412	—	761,031	34,604	795,635
Comprehensive income:
Net income	—	—	—	51,161	—	51,161	14,924
Total comprehensive income								66,085
Stock units vested	80,245	1	(1)	—	—	—	—	—
Amortized restricted stock	—	—	12,155	—	—	12,155	—	12,155
Purchase of common stock	(143,527)	(1)	(4,028)	—	—	(4,029)	—	(4,029)
Cash dividends on common stock	—	—	—	(20,107)	—	(20,107)	—	(20,107)
Net tax on stock-based compensation	—	—	(1,360)	—	—	(1,360)	—	(1,360)
Transactions with noncontrolling interests, net	—	—	—	—	—	—	(21,062)	(21,062)
Other	511	—	516	(170)	—	346	—	346
Balances at December 31, 2011	38,682,771	$387	$111,514	$687,296	$—	$799,197	$28,466	$827,663
 The accompanying notes are an integral part of these consolidated financial statements.

F- 4

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Years Ended December 31,	2011	2010	2009
Operating activities
Net income (loss)	$66,085	$(62,448)	$100,201
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Restructuring impairment charges	1,678	93,862	1,449
Other impairment charges	5,067	821	4,110
Depreciation, depletion and amortization	60,546	74,435	80,195
Gain on sales of property and equipment	(15,789)	(13,748)	(17,169)
Change in deferred income tax	8,566	(39,289)	21,107
Stock-based compensation	12,155	13,040	10,765
Loss (gain) on company owned life insurance	18	(3,321)	(2,551)
Equity in income of affiliates	(2,193)	(756)	(7,696)
Changes in assets and liabilities, net of the effects of consolidations:
Receivables	(2,258)	39,070	31,302
Costs and estimated earnings in excess of billings, net	(56,524)	(35,756)	(68,647)
Inventories	43	(5,368)	9,423
Real estate held for development and sale	(3,704)	(14,743)	(17,263)
Equity in construction joint ventures	(26,313)	(8,230)	(23,012)
Other assets, net	2,164	10,429	4,656
Accounts payable	28,960	(1,871)	(43,480)
Accrued expenses and other current liabilities, net	13,844	(16,809)	(19,089)
Net cash provided by operating activities	92,345	29,318	64,301
Investing activities
Purchases of marketable securities	(155,122)	(121,626)	(99,011)
Maturities of marketable securities	110,875	74,000	36,970
Proceeds from sale of marketable securities	33,268	15,000	7,966
Purchase of company owned life insurance	(359)	(8,195)	(8,000)
Additions to property and equipment	(45,035)	(37,004)	(87,645)
Proceeds from sales of property and equipment	27,959	21,148	23,020
Purchase of private preferred stock	(50)	(6,400)	—
Contributions to (distributions from) affiliates, net	1,458	(1,658)	(4,969)
Issuance of notes receivable	(3,979)	(1,313)	(11,314)
Collection of notes receivable	1,599	3,126	13,104
Other investing activities, net	1,658	2,487	—
Net cash used in investing activities	(27,728)	(60,435)	(129,879)
Financing activities
Proceeds from long-term debt	2,122	1,918	10,750
Long-term debt principal payments	(16,907)	(19,829)	(18,856)
Cash dividends paid	(20,117)	(20,150)	(20,057)
Purchase of common stock	(4,029)	(3,641)	(3,431)
Contributions from noncontrolling partners	519	7,321	420
Distributions to noncontrolling partners	(21,581)	(21,498)	(26,019)
Other financing activities, net	344	62	884
Net cash used in financing activities	(59,649)	(55,817)	(56,309)
Increase (decrease) in cash and cash equivalents	4,968	(86,934)	(121,887)
Cash and cash equivalents at beginning of year	252,022	338,956	460,843
Cash and cash equivalents at end of year	$256,990	$252,022	$338,956
The accompanying notes are an integral part of these consolidated financial statements.

F- 5

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(in thousands)

Years Ended December 31,	2011	2010	2009
Supplementary Information
Cash paid during the period for:
Interest	$16,239	$15,715	$22,783
Income taxes	24,783	3,861	54,082
Non-cash investing and financing activities:
Stock and restricted stock/units issued, net of forfeitures	$6,874	$9,192	$18,457
Accrued cash dividends	5,028	5,038	5,023
Debt payments out of escrow from sale of assets	14,447	6,064	—
The accompanying notes are an integral part of these consolidated financial statements.

F- 6

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
Principles of Consolidation: The consolidated financial statements include the accounts of Granite Construction Incorporated and its wholly owned and majority owned subsidiaries. All material inter-company transactions and accounts have been eliminated. We use the equity method of accounting for affiliated companies where we have the ability to exercise significant influence, but not control. Additionally, we participate in joint ventures with other construction companies and various real estate ventures. We have consolidated these ventures where we have determined that through our participation we have a variable interest and are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, and related standards. Effective January 1, 2010, we adopted the new consolidation requirements applicable to our construction and real estate joint ventures that are considered variable interest entities (“VIEs”) as defined by ASC Topic 810. To ascertain if we are required to consolidate a VIE, we determine whether we are the VIE’s primary beneficiary. This new accounting standard changed the method used to determine the primary beneficiary of a VIE and required the following:

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

Prior to the adoption of this accounting standard, determination of the VIE’s primary beneficiary was based on a quantitative and qualitative analysis and was reconsidered only upon the occurrence of specific triggering events. The adoption of this new accounting standard resulted in the consolidation of one construction joint venture and did not have a material impact on our consolidation of real estate entities.
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

F- 7

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The accuracy of our revenue and profit recognition in a given period depends on the accuracy of our estimates of the cost to complete each project. Cost estimates for all of our significant projects use a detailed “bottom up” approach and we believe our experience allows us to provide materially reliable estimates. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include:

•	the completeness and accuracy of the original bid;

•	costs associated with added scope changes;

•	costs of labor and/or materials;

•	extended overhead due to owner, weather and other delays;

•	subcontractor performance issues;

•	changes in productivity expectations;

•	site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable);

•	the availability and skill level of workers in the geographic location of the project; and

•	a change in the availability and proximity of equipment and materials.
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

F- 8

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Balance Sheet Classifications: Amounts receivable and payable under construction contracts (principally retentions) that may extend beyond one year are included in current assets and liabilities. Additionally, the cost of property purchased for development and sale is included in current assets. A one-year time period is used as the basis for classifying all other current assets and liabilities.
Cash and Cash Equivalents: Cash equivalents are securities having remaining maturities of three months or less from the date of purchase. Included in cash and cash equivalents on our consolidated balance sheets as of December 31, 2011 and 2010, was $75.1 million and $109.4 million, respectively, related to our consolidated joint ventures. Our access to joint venture cash may be limited by the provisions of the venture agreements.
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
Derivative Instruments: We are exposed to various commodity price risks, including, but not limited to, diesel fuel, natural gas, propane, steel, cement and liquid asphalt arising from transactions that are entered into in the normal course of business. At times we manage this risk through supply agreements or we pre-purchase commodities to secure pricing and use financial contracts to further manage price risk. All derivative instruments are recorded on the balance sheet at fair value.  We do not enter into derivative instruments for speculative or trading purposes.  As of December 31, 2011 and 2010, we had no significant financial contracts in place.
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
We utilize the active market approach to measure fair value for our financial assets and liabilities. Accounting Standards Update (“ASU”) No. 2010-06 amended ASC Topic 820 and requires each class of assets and liabilities measured at fair value on a recurring basis to be reported separately.

F- 9

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Direct costs incurred in the development of internal-use software are capitalized. These costs consist primarily of software, hardware and consulting fees, as well as salaries and related costs. Amounts capitalized are reported as a component of office furniture and equipment within property and equipment. Approximately $14.0 million, $7.7 million and $3.4 million of internal-use software development costs were capitalized for the years ended December 31, 2011, 2010 and 2009, respectively.
Long-lived Assets: We review property and equipment and amortizable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If the assets are considered to be impaired, an impairment charge will be recognized equal to the amount by which the carrying value of the asset exceeds its fair value. For purposes of the property and equipment impairment review, we group assets at a regional level, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets.
Amortizable intangible assets include covenants not to compete, permits, trade names and customer lists which are being amortized on a straight-line basis over terms from five to thirty years.

F- 10

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Real Estate Held for Development and Sale: To determine if impairment charges should be recognized, the carrying amount of each consolidated real estate development project is reviewed on a quarterly basis in accordance with ASC Topic 360, Property, Plant, and Equipment, and each real estate development project accounted for under the equity method of accounting is reviewed in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures. The review of each consolidated project includes an evaluation to determine if events or changes in circumstances indicate that a consolidated project’s carrying amount may not be recoverable. If events or changes in circumstances indicate that a consolidated project’s carrying amount may not be recoverable, the future undiscounted cash flows are estimated and compared to the project’s carrying amount. In the event that the project’s estimated future undiscounted cash flows or investment’s fair value are not sufficient to recover the carrying amounts, it is written down to its estimated fair value. The projects accounted for under the equity method are evaluated for impairment using the other-than-temporary impairment model, which requires an impairment charge to be recognized if our investment’s carrying amount exceeds its fair value, and the decline in fair value is deemed to be other than temporary.
Events or changes in circumstances, which would cause us to review undiscounted future cash flows include, but are not limited to:

•	significant decreases in the market price of the asset;

•	significant adverse changes in legal factors or the business climate;

•	significant changes to the development or business plans of a project;

•	accumulation of costs significantly in excess of the amount originally expected for the acquisition, development or construction of the asset; and

•	current period cash flow or operating losses combined with a history of losses, or a forecast of continuing losses associated with the use of the asset.

Future undiscounted cash flows and fair value assessments are estimated based on entitlement status, market conditions, cost of construction, debt load, development schedules, status of joint venture partners and other factors applicable to the specific project. Fair value is estimated based on the expected future cash flows attributable to the asset or group of assets and on other assumptions that market participants would use in determining fair value, such as market discount rates, transaction prices for other comparable assets, and other market data. Our estimates of cash flows may differ from actual cash flows due to, among other things, fluctuations in interest rates, decisions made by jurisdictional agencies, economic conditions, or changes to our business operations.
Goodwill and Indefinite-Lived Intangible Assets: We perform impairment tests annually during the fourth quarter and more frequently when events and circumstances occur that indicate a possible impairment of goodwill and indefinite-lived intangible assets.
In determining whether there is an impairment of goodwill, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using a discounted future cash flow method.  We then compare the resulting fair value to the net book value of the reporting unit, including goodwill. If the net book value of a reporting unit exceeds its fair value, we measure and record the amount of the impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. Our assessment of goodwill impairment during the fourth quarter of 2011 indicated that the fair value of the reporting unit substantially exceeded its net book value and therefore goodwill was not impaired.
In determining whether there is an impairment of indefinite-lived intangible assets, we compare the fair value of the asset to the carrying value. We use internal discounted cash flow estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. If the carrying value exceeds the fair value, an impairment charge is recognized equal to the amount by which the carrying value of the asset exceeds its fair value. During 2011, 2010 and 2009, we did not recognize any significant impairment charges related to goodwill or indefinite-lived intangible assets.

F- 11

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reclamation Costs: We account for the costs related to legal obligations to reclaim aggregate mining sites and other facilities by recording our estimated reclamation liability when incurred, capitalizing the estimated liability as part of the related asset’s carrying amount and allocating it to expense over the asset’s useful life.
Warranties: Many of our construction contracts contain warranty provisions covering defects in equipment, materials, design or workmanship that generally run from six months to one year after our customer accepts the contract. Because of the nature of our projects, including contract owner inspections of the work both during construction and prior to acceptance, we have not experienced material warranty costs for these short-term warranties and therefore do not believe an accrual for these costs is necessary. Certain construction contracts carry longer warranty periods, ranging from two to ten years for which we have accrued an estimate of warranty cost. The warranty cost is estimated based on our experience with the type of work and any known risks relative to the project and was not material during the years ended December 31, 2011, 2010 and 2009.
Accrued Insurance Costs: We carry insurance policies to cover various risks, primarily general liability and workers compensation, under which we are liable to reimburse the insurance company for a portion of each claim paid. The amounts for which we are liable for general liability and workers compensation generally range from the first $0.5 million to $1.0 million per occurrence. We accrue for the estimated ultimate liability for incurred losses, both reported and unreported, using actuarial methods based on historic trends modified, if necessary, by recent events.
Stock-Based Compensation: We measure and recognize compensation expense for all share-based payment awards made. Share-based compensation is included in general and administrative expenses on our consolidated statements of operations.
Restructuring Charges: Pursuant to an approved plan, we record severance costs when an employee has been notified, unless the employee provides future service, in which case severance costs are expensed ratably over the future service period. Other restructuring costs are recognized when the liability is incurred. Costs associated with terminating a lease contract are recorded at the contract termination date, in accordance with contract terms, or on the cease-use date, net of estimated sublease income, if applicable. In determining the amount related to termination of a lease, various assumptions are used including the time period over which facilities will be vacant, expected sublease term and sublease rates. These assumptions may be adjusted upon the occurrence of future events. Asset impairment analyses resulting from restructuring events are performed in accordance with ASC subtopic 360-10, Property, Plant and Equipment. See above for our accounting policies on Property and Equipment, Long-lived Assets and Real Estate Held for Development and Sale. We recorded restructuring charges of $2.2 million, $109.3 million and $9.5 million during the years ended December 31, 2011, 2010 and 2009, respectively (see Note 11).
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
Reclassifications: Certain reclassifications have been made to prior years consolidated financial statements and footnote disclosures to conform to the current year presentation. These reclassifications did not have an impact on our previously reported net operating results.

F- 12

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recently Issued Accounting Pronouncements:
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards. This ASU clarifies the application of certain existing fair value measurement guidance as well as expands the disclosure requirements for fair value measurements that are estimated using significant unobservable (Level 3) inputs and for assets and liabilities disclosed but not recorded at fair value. This ASU will be effective for our quarter ending March 31, 2012. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements rather than as a footnote to the consolidated financial statements, where it is currently disclosed. The ASU also requires the presentation of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the financial statements where the components of net income and the components of other comprehensive income are presented. The option under current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in shareholders’ equity will be eliminated. In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The amendment (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) becomes effective for our quarter ending March 31, 2012. Except for the presentation requirement, the adoption of this ASU will not have an impact on our consolidated financial statements.
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
In September 2011, the FASB issued ASU No. 2011-09, Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. This ASU requires employers that participate in multiemployer pension plans to provide additional quantitative and qualitative disclosures for significant multiemployer plans in which we participate. The additional disclosures include, but are not limited to, plan names and identifying numbers, the amount of contributions to the plan, whether our contributions represent more than five percent of the total contributions made to the plan, funded status, whether funding improvement plans are pending or implemented, whether the plan has imposed surcharges and the expiration dates of the plans. This ASU was effective for us during the year ended December 31, 2011, and therefore we included the disclosures in Note 13 of “Notes to the Consolidated Financial Statements.” Except for the additional disclosures, adoption of this ASU had no impact on our consolidated financial statements.

F- 13

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Revisions in Estimates
Our profit recognition related to construction contracts is based on estimates of costs to complete each project. These estimates can vary in the normal course of business as projects progress and uncertainties are resolved. We do not recognize revenue on contract change orders or claims until we have a signed agreement; however, we do recognize costs as incurred and revisions to estimated total costs as soon as the obligation to perform is determined. Approved change orders and claims, as well as changes in related estimates of costs to complete, are considered revisions in estimates. We use the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. Under this option, revisions in estimates are accounted for in their entirety in the period of change. As of December 31, 2011, we had no revisions in estimates that are reasonably certain to impact future periods.
Construction
The net changes in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit were net increases of $6.2 million, $3.9 million and $39.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The projects are summarized as follows (dollars in millions):
Increases

Years Ended December 31,	2011	2010	2009
Number of projects with upward estimate changes	7	6	22
Range of increase in gross profit from each project, net	$1.0 - 3.5	$1.0 - 4.2	$1.0 - 7.0
Increase on project profitability	$13.6	$12.6	$48.9
The increases during the year ended December 31, 2011 were due to the settlement of outstanding cost issues, owner directed scope changes and resolution of project uncertainties. The increases during the years ended December 31, 2010 and 2009 were due to the resolution of certain project uncertainties, higher productivity than originally estimated and settlement of outstanding issues with contract owners.
Decreases

Years Ended December 31,	2011	2010	2009
Number of projects with downward estimate changes	4	5	2
Range of reduction in gross profit from each project, net	$1.4 - 2.6	$1.1 - 2.5	$2.4 - 7.4
Decrease on project profitability	$7.4	$8.7	$9.8
The decreases during the year ended December 31, 2011 were due to lower productivity than anticipated and unanticipated rework costs. Two of the projects that had downward estimate changes were complete or substantially complete at December 31, 2011. The other two projects were 49.2% and 70.5% complete and when aggregated constituted less than 1% of Construction contract backlog as of December 31, 2011. The 2010 decreases were due to lower productivity than originally anticipated, disputed materials performance issues and rework costs to meet contract specifications. The reductions in project profitability from revisions in estimates during the year ended December 31, 2009 were due to unanticipated costs, disputed materials performance issues and owner directed design and scope changes.

F- 14

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Large Project Construction
The net changes in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit were net increases of $8.9 million, $6.0 million and $65.0 million, including amounts attributable to noncontrolling interests of $2.8 million, $2.6 million and $12.3 million, for the years ended December 31, 2011, 2010 and 2009, respectively. The projects are summarized as follows (dollars in millions):
Increases

Years Ended December 31,	2011	2010	2009
Number of projects with upward estimate changes	9	6	14
Range of increase in gross profit from each project, net	$1.1 - 6.9	$1.1 - 4.8	$1.0 - 19.8
Increase on project profitability	$28.3	$18.0	$68.4
The increases during the year ended December 31, 2011 were due to the settlement of outstanding issues with a contract owner, owner directed scope changes, lower than anticipated construction costs and the resolution of a project claim. The increases during the years ended December 31, 2010 and 2009 were due to settlement of outstanding issues with various contract owners, resolution of project uncertainties and improved productivity on certain projects. The 2009 increases included a negotiated settlement of claims with the owner on a project in Pennsylvania for approximately $17.3 million.
Decreases

Years Ended December 31,	2011	2010	2009
Number of projects with downward estimate changes	5	2	2
Range of reduction in gross profit from each project, net	$1.2 - 5.1	$1.8 - 10.2	$1.3 - 2.1
Decrease on project profitability	$19.4	$12.0	$3.4
The downward estimate changes during the year ended December 31, 2011 were due to increased costs to resolve project uncertainties, additional costs for design work and lower productivity than anticipated. The decreases during the years ended December 31, 2010 and 2009 were due to resolutions of project uncertainties, site conditions different than anticipated, issues with contract owners as well as job level productivity.
Our wholly owned subsidiaries, Granite Construction Company (“GCCO”) and Granite Northwest, Inc., are members of a joint venture known as Yaquina River Constructors (“YRC”) which is contracted by the Oregon Department of Transportation (“ODOT”) to construct a new road alignment of U.S. Highway 20 near Eddyville, Oregon. In addition to previous geologic landslide issues, unanticipated ground movement was observed at several hillsides beginning in 2010. In some locations, the ground movements have caused damage to completed portions of bridge structures. Although design work towards a new mitigation plan on the project is continuing by YRC under protest, the corrective work required to complete the project has not yet been determined. YRC and ODOT are engaged in the contractual dispute resolution process to determine the parties’ responsibilities for design issues and which party bears the financial responsibility for the corrective work.  At this time, the Company cannot predict the timing of the resolution of the contractual disputes or of the determination of the corrective work required, nor reasonably estimate the impact those events will have on the projected financial results for this project. If the required corrective work is determined to be substantial, and YRC is determined to bear the financial responsibility for the corrective work, the Company’s results of operations, liquidity and cash flows for one or more future periods could be materially adversely affected. We will continue to incur additional costs to advance the design work and to maintain the job site while the design work is continuing and the dispute resolution process is proceeding. During the years ended December 31, 2011 and 2010, adjustments of $4.5 million and $10.2 million, respectively, have been made in the consolidated statements of operations to account for the revisions in estimated total cost in excess of estimated total revenue. The revisions in 2011 primarily related to additional costs for the design work and the revisions in 2010 were to maintain the project site until the start of the 2012 construction season while the design work is continuing and the Company and ODOT continue to work on a resolution of outstanding issues.

F- 15

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Marketable Securities
The carrying amounts of marketable securities were as follows (in thousands):

December 31, 2011	Held-to-Maturity	Trading	Total
U.S. Government and agency obligations	$40,240	$—	$40,240
Commercial paper	24,980	—	24,980
Municipal bonds	2,057	—	2,057
Corporate bonds	3,131	—	3,131
Total short-term marketable securities	70,408	—	70,408
U.S. Government and agency obligations	65,109	—	65,109
Municipal bonds	8,909	—	8,909
Corporate bonds	5,232	—	5,232
Total long-term marketable securities	79,250	—	79,250
Total marketable securities	$149,658	$—	$149,658

December 31, 2010
U.S. Government and agency obligations	$40,047	$—	$40,047
Commercial paper	33,971	—	33,971
Municipal bonds	10,896	—	10,896
Corporate bonds	10,122	—	10,122
Equity securities - mutual funds	—	14,411	14,411
Total short-term marketable securities	95,036	14,411	109,447
U.S. Government and agency obligations	30,618	—	30,618
Municipal bonds	3,641	—	3,641
Total long-term marketable securities	34,259	—	34,259
Total marketable securities	$129,295	$14,411	$143,706
Scheduled maturities of held-to-maturity investments were as follows (in thousands):

December 31, 2011
Due within one year	$70,408
Due in one to five years	79,250
Total	$149,658

F- 16

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Fair Value Measurement
The following tables summarize each class of assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using
December 31, 2011	Level 1[1]	Level 2[2]	Level 3[3]	Total
Cash equivalents
Money market funds	$178,174	$—	$—	$178,174
Total	$178,174	$—	$—	$178,174

December 31, 2010
Cash equivalents
Money market funds	$226,009	$—	$—	$226,009
Trading securities
Equity securities - mutual funds	14,411	—	—	14,411
Total	$240,420	$—	$—	$240,420
1Quoted prices in active markets for identical assets or liabilities.
2Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
3Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

A reconciliation of money market funds to consolidated cash and cash equivalents is as follows (in thousands):

December 31,	2011	2010
Money market funds	$178,174	$226,009
Held-to-maturity commercial paper	4,999	4,999
Cash	73,817	21,014
Total cash and cash equivalents	$256,990	$252,022
We believe the carrying values of receivables, other current assets, and other current liabilities approximate their fair values. The fair value of the senior notes payable was based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk. The carrying amount and estimated fair value of senior notes payable, including current maturities, were as follows (in thousands):

December 31,	2011	2010
Carrying amount
Senior notes payable (including current maturities)	$216,666	$225,000

Fair value
Senior notes payable (including current maturities)	$250,541	$245,015
As of December 31, 2011 and 2010, nonfinancial assets and liabilities measured at fair value on a nonrecurring basis primarily consisted of our asset retirement obligations and assets that were written down to fair value in connection with our 2010 Enterprise Improvement Plan. As of December 31, 2011, the nonfinancial assets and liabilities that were measured at fair value on a nonrecurring basis also included our cost method investment in the preferred stock of a corporation that designs and manufactures power generation equipment. Fair value for these assets and liabilities was measured using Level 3 inputs, which are unobservable inputs supported by little or no market activity and are significant to the fair value of the assets. Asset retirement obligations were initially measured at fair value using internal discount flow calculations based upon our estimates of future retirement costs - see Note 8 for details of the asset retirement balances as of December 31, 2011 and 2010. Fair value of the assets related to our Enterprise Improvement Plan and organizational change was determined based on a variety of factors that are further described in Note 1 under the Property and Equipment, Long-lived Assets and Real Estate Held for Development and Sale sections. The fair value of our cost method investment was estimated based on the expected future cash flows attributable to the asset and on other assumptions that market participants would use in determining fair value, such as liquidation preferences, market discount rates, transaction prices for other comparable assets, and other market data. See Note 7 for additional discussion of the cost method investment.

F- 17

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Receivables (in thousands)

December 31,	2011	2010
Construction contracts:
Completed and in progress	$122,987	$121,664
Retentions	77,038	96,333
Total construction contracts	200,025	217,997
Construction material sales	30,356	17,674
Other	24,337	11,612
Total gross receivables	254,718	247,283
Less: allowance for doubtful accounts	2,880	3,297
Total net receivables	$251,838	$243,986
Receivables include amounts billed and billable for public and private contracts and do not bear interest. The balances billed but not paid by customers pursuant to retainage provisions in construction contracts generally become due upon completion and acceptance of the contract by the owners. Retainage amounts of $77.0 million at December 31, 2011 are expected to be collected as follows: $51.7 million in 2012, $12.3 million in 2013 and $13.0 million in 2014. Included in other receivables at December 31, 2011 and December 31, 2010 were items such as notes receivable, interest receivable, fuel tax refunds and income tax refunds.
Revenue earned by Construction and Large Project Construction from federal, state and local government agencies was approximately $1.7 billion (83.8% of our total revenue) in 2011, $1.5 billion (83.3% of our total revenue) in 2010 and $1.7 billion (85.6% of our total revenue) in 2009. Revenue from the California Department of Transportation represented $264.9 million (13.2% of our total revenue) in 2011, $175.0 million (9.9% of our total revenue) in 2010 and $234.0 million (11.9% of our total revenue) in 2009. Revenue from the Maryland State Highway Administration represented $52.5 million (2.6% of our total revenue) in 2011, $181.0 million (10.3% of our total revenue) in 2010 and $119.8 million (6.1% of our total revenue) in 2009. At December 31, 2011 and 2010, no customer had a receivable balance in excess of 10% of our total net receivables.
Financing receivables consisted of long-term notes receivable and retentions receivable. As of December 31, 2011 and 2010, long-term notes receivable outstanding were $2.0 million and $1.8 million, respectively, and primarily related to loans made to employees and were included in other noncurrent assets on our consolidated balance sheets.
We segregate our retention receivables into two categories: escrow and non-escrow and the balances in each category were as follows (in thousands):

December 31,	2011	2010
Escrow	$43,378	$43,841
Non-escrow	33,660	52,492
Total retention receivables	$77,038	$96,333
The escrow receivables include amounts due to Granite which have been deposited into an escrow account and bear interest. Typically, escrow retention receivables are held until work on a project is complete and has been accepted by the owner who then releases those funds, along with accrued interest, to us. There is minimal risk of not collecting on these amounts.

F- 18

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The following table summarizes the amount of our non-escrow retention receivables within each category (in thousands):

December 31,	2011	2010
Federal	$2,811	$3,080
State	5,453	9,507
Local	14,708	29,451
Private	10,688	10,454
Total	$33,660	$52,492
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

December 31, 2011	Current	0 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$2,462	$326	$23	$2,811
State	2,751	860	1,842	5,453
Local	12,313	1,326	1,069	14,708
Private	9,599	765	324	10,688
Total	$27,125	$3,277	$3,258	$33,660

December 31, 2010
Federal	$2,587	$174	$319	$3,080
State	4,443	628	4,436	9,507
Local	22,641	2,800	4,010	29,451
Private	9,243	175	1,036	10,454
Total	$38,914	$3,777	$9,801	$52,492
Federal, state and local agencies generally require several approvals to release payments, and these approvals often take over 90 days past contractual due dates to obtain. Amounts past due from government agencies primarily result from delays caused by paperwork processing and obtaining proper agency approvals rather than lack of funds. As of December 31, 2011 and 2010 our allowance for doubtful accounts contained no material provision related to non-escrow retention receivables as we determined there were no significant collectibility issues.

F- 19

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
At December 31, 2011, there was approximately $1.7 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $725.3 million represented our share and the remaining $927.2 million represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.
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
We have determined that certain of these joint ventures are VIEs as defined by ASC Topic 810, Consolidation, and related standards. To ascertain if we are required to consolidate the VIE, we continually evaluate whether we are the VIE’s primary beneficiary. The factors we consider in determining whether we are a VIE’s primary beneficiary include the decision authority of each partner, which partner manages the day-to-day operations of the project and the amount of our equity investment in relation to that of our partners.
Based on our primary beneficiary assessment during the year ended December 31, 2011, we determined no change was required to the accounting for existing construction joint ventures.

F- 20

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Construction Joint Ventures
The carrying amounts and classification of assets and liabilities of construction joint ventures we are required to consolidate are included in our consolidated financial statements as follows (in thousands):

December 31,	2011	2010
Cash and cash equivalents[1]	$75,122	$109,380
Other current assets[2]	33,750	50,344
Total current assets	108,872	159,724
Noncurrent assets	8,671	2,561
Total assets[3]	$117,543	$162,285

Accounts payable	$38,193	$33,078
Billings in excess of costs and estimated earnings[1]	22,251	46,475
Accrued expenses and other current liabilities	5,129	11,633
Total current liabilities	65,573	91,186
Noncurrent liabilities	4	3
Total liabilities[3]	$65,577	$91,189
1The volume and stage of completion of contracts from our consolidated construction joint ventures may cause fluctuations in cash and cash equivalents as well as billings in excess of costs and estimated earnings between periods.
2Prior period amounts have been revised to conform to current year presentation. The revisions had no impact on the consolidated balance sheets or on the accounting for consolidated construction joint ventures.
3The assets and liabilities of each joint venture relate solely to that joint venture. The decision to distribute joint venture cash and cash equivalents and assets must generally be made jointly by all of the partners and, accordingly, these cash and cash equivalents and assets generally are not available for the working capital needs of Granite.

At December 31, 2011, we were engaged in two active consolidated construction joint venture projects with total contract values of $233.1 million and $315.6 million. Our proportionate share of the equity in these joint ventures was 45.0% and 60.0%.
Unconsolidated Construction Joint Ventures
We account for our share of construction joint ventures that we are not required to consolidate on a pro rata basis in the consolidated statements of operations and as a single line item on the consolidated balance sheets. As of December 31, 2011, these unconsolidated joint ventures were engaged in eight active construction projects with total contract values ranging from $57.7 million to $1.2 billion. Our proportionate share of the equity in these unconsolidated joint ventures ranged from 20.0% to 49.0%. As of December 31, 2011, we had $2.9 million to $277.2 million of revenue remaining to be recognized on these unconsolidated joint ventures.

F- 21

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Following is summary financial information related to unconsolidated construction joint ventures (in thousands):

December 31,	2011	2010
Assets:
Cash and cash equivalents[1]	$338,681	$318,408
Other assets	264,901	212,911
Less partners’ interest	364,979	324,485
Granite’s interest	238,603	206,834
Liabilities:
Accounts payable	85,075	72,658
Billings in excess of costs and estimated earnings[1]	280,650	282,702
Other liabilities	8,595	8,893
Less partners’ interest	236,746	232,135
Granite’s interest	137,574	132,118
Equity in construction joint ventures	$101,029	$74,716
1The volume and stage of completion of contracts from our unconsolidated construction joint ventures may cause fluctuations in cash and cash equivalents as well as billings in excess of costs and estimated earnings between periods.

Years Ended December 31,	2011	2010	2009
Revenue:
Total	$938,867	$604,209	$420,190
Less partners’ interest[1]	623,090	414,905	316,984
Granite’s interest	315,777	189,304	103,206
Cost of revenue:
Total	765,446	550,170	382,665
Less partners’ interest[1]	519,340	372,774	287,244
Granite’s interest	246,106	177,396	95,421
Granite’s interest in gross profit	$69,671	$11,908	$7,785
 1Partners’ interest represents amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies.

Line Item Joint Ventures
The revenue for each line item joint venture partner’s discrete items of work is defined in the contract with the project owner and each venture partner bears the profitability risk associated with its own work. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We account for our portion of these contracts as project revenues and costs in our accounting system and include receivables and payables associated with our work in our consolidated financial statements. As of December 31, 2011, we had three active line item joint venture construction projects with total contract values ranging from $54.1 million to $129.3 million of which our portions ranged from $21.2 million to $53.1 million. As of December 31, 2011, we had $6.7 million to $40.1 million of revenue remaining to be recognized on these line item joint ventures.

F- 22

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
Substantially all the assets of these real estate entities in which we are participants through our GLC subsidiary are classified as real estate held for development and sale or real estate held for use. All outstanding debt of these entities is non-recourse to Granite. However, there is recourse to our real estate affiliates that incurred the debt. Our real estate affiliates include limited partnerships or limited liability companies of which we are a limited partner or member. In the fourth quarter of 2010, we publicly announced our work in progress on our Enterprise Improvement Plan which includes business plans to orderly divest of our real estate investment business by the end of 2013, subject to market conditions and our ability to negotiate sales of certain assets at prices acceptable to us. In 2011, development activities were curtailed for the majority of our real estate development projects as divestiture efforts increased. During 2011, we recorded amounts associated with the sale or other disposition of three separate projects located in California and will record amounts associated with the sale or other disposition of one project in California and one project in Oregon, subsequent to December 31, 2011. The impact of these dispositions did not have a significant impact on our results of operations.
GLC receives authorization to provide additional financial support for certain of its real estate entities in increments as they achieve entitlement or development milestones, or to address changes in business plans.  During the year ended December 31, 2011, GLC was authorized to increase its financial support to consolidated land entities by a total of $12.0 million on three separate projects and by $13.5 million on three separate projects during 2010. The authorization will allow GLC entities to refinance debt and complete entitlements necessary to sell these projects in keeping with the Company’s plans to orderly divest its real estate investment business. As of December 31, 2011, $7.2 million of the total authorized investment had yet to be contributed to the consolidated entities.

F- 23

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We have determined that certain of the real estate joint ventures are VIEs as defined by ASC Topic 810, Consolidation, and related standards. To ascertain if we are required to consolidate the VIE, we continually evaluate whether we are the VIE’s primary beneficiary. The factors we consider in determining whether we are a VIE’s primary beneficiary include the decision authority of each partner, which partner manages the day-to-day operations of the project and the amount of our equity investment in relation to that of our partners. Based on our ongoing primary beneficiary assessments, there were no changes to our determinations of whether we are the VIE’s primary beneficiary for existing real estate entities during the years ended December 31, 2011 and 2010.
To determine if impairment charges should be recognized, the carrying amount of each consolidated real estate development project is reviewed on a quarterly basis in accordance with ASC Topic 360, Property, Plant, and Equipment, and each real estate development project accounted for under the equity method of accounting is reviewed in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures. The review of each project includes an evaluation of entitlement status, market conditions, existing offers to purchase, cost of construction, debt load, development schedule, status of joint venture partners and other factors specific to each project to determine if events or changes in circumstances indicate that a project’s carrying amount may not be recoverable. If events or changes in circumstances indicate that a consolidated project’s carrying amount may not be recoverable, the future undiscounted cash flows are estimated and compared to the project’s carrying amount. In the event that the project’s estimated future undiscounted cash flows or investment’s fair value are not sufficient to recover the carrying amounts, it is written down to its estimated fair value. The projects accounted for under the equity method are evaluated for impairment using the other-than-temporary impairment model, which requires an impairment charge to be recognized if the project's carrying amount exceeds its fair value, and the decline in fair value is deemed to be other than temporary. In the event that the estimated undiscounted future cash flows or fair value are not sufficient to recover the carrying amount of a project, it is written down to its estimated fair value.
During the year ended December 31, 2010, the Enterprise Improvement Plan required changes in the business plans of certain real estate projects to reduce capital expenditures, shorten development timelines, and revise marketing plans for the projects thus reducing their estimated future cash flows. Consequently, during the year ended December 31, 2010, we recorded impairment charges of $86.3 million, of which approximately $20.0 million was attributable to noncontrolling interests, on approximately one-third of our real estate investments related to the Enterprise Improvement Plan. See Note 11 below for further information. Additionally, an evaluation of entitlement status, market conditions, existing offers to purchase, cost of construction, debt load, development schedule, status of joint venture partners and other factors specific to the remainder of our real estate projects, resulted in no significant impairment charges during the years ended December 31, 2010. During the years ended December 31, 2011 and 2009, we recorded no significant impairment charges related to our real estate development projects or investments.

F- 24

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Real Estate Entities
The carrying amounts and classification of assets and liabilities of real estate entities we are required to consolidate are included in our consolidated balance sheets as follows (in thousands):

December 31,	2011	2010
Real estate held for development and sale	$67,037	$75,716
Other current assets	4,715	2,453
Total current assets	71,752	78,169
Property and equipment, net	—	3,771
Other noncurrent assets	—	1,095
Total assets	$71,752	$83,035

Current maturities of non-recourse debt	$22,571	$29,760
Other current liabilities	1,794	2,619
Total current liabilities	24,365	32,379
Long-term non-recourse debt	9,912	25,337
Other noncurrent liabilities	74	404
Total liabilities	$34,351	$58,120

Substantially all of the consolidated real estate entities’ real estate held for development and sale as well as property and equipment are pledged as collateral for the debt of the real estate entities. All outstanding debt of the real estate entities is recourse only to the real estate affiliate that incurred the debt (i.e., the limited partnership or limited liability company of which we are a limited partner or member). Our proportionate share of the profits and losses of these entities depends on the ultimate operating results of the entities.
Included in current assets on our consolidated balance sheets is real estate held for development and sale. The breakdown by type and location of our real estate held for development and sale is summarized below (dollars in thousands):

December 31,	2011		2010
	Amount	Number of Projects	Amount	Number of Projects
Residential	$54,610	4	$55,289	5
Commercial	12,427	5	20,427	5
Total	$67,037	9	$75,716	10

Washington	$47,600	2	$44,598	2
California	4,006	5	13,437	6
Texas	8,859	1	8,859	1
Oregon	6,572	1	8,822	1
Total	$67,037	9	$75,716	10

During the year ended December 31, 2011, two projects were reclassified from property and equipment to real estate held for development and sale and three were sold or otherwise disposed of. The reclassifications and sales/dispositions were due to a change in business plans for the projects in connection with our Enterprise Improvement Plan.

Investments in Affiliates
We account for our share of unconsolidated real estate entities in which we have determined we are not the primary beneficiary in other (expense) income in the consolidated statements of operations and as a single line item on our consolidated balance sheets as investments in affiliates. At December 31, 2011, these entities were engaged in real estate development projects with total assets ranging from approximately $3.0 million to $49.6 million. Our proportionate share of the profits and losses of these entities depends on the ultimate operating results of the entities.

F- 25

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Additionally, we have investments in non-real estate affiliates that are accounted for using the equity method. The most significant of these investments is a 50% interest in a limited liability company which owns and operates an asphalt terminal in Nevada. We also have a cost method investment in the preferred stock of a corporation that designs and manufactures power generation equipment. During the year ended December 31, 2011, it was determined that the carrying amount of the cost method investment exceeded its fair value, which required us to recognize an impairment charge of $3.7 million.
Our investments in affiliates balance consists of the following (in thousands):

December 31,	2011	2010
Equity method investments in real estate affiliates	$16,478	$12,128
Equity method investments in other affiliates	11,841	12,882
Total equity method investments	28,319	25,010
Cost method investments	2,752	6,400
Total investments in affiliates	$31,071	$31,410

The breakdown by type and location of our interests in real estate ventures is summarized below (dollars in thousands):

December 31,	2011		2010
	Amount	Number of Projects	Amount	Number of Projects
Residential	$11,903	2	$9,029	2
Commercial	4,575	3	3,099	3
Total	$16,478	5	$12,128	5

Texas	$16,478	5	$12,128	5
Total	$16,478	5	$12,128	5

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a 100% combined basis (in thousands):

December 31,	2011	2010
Current assets	$82,791	$79,223
Long-term assets	74,980	77,645
Total assets	157,771	156,868
Current liabilities	9,321	6,108
Long-term liabilities	65,939	66,392
Total liabilities	75,260	72,500
Net assets	$82,511	$84,368
Granite’s share of net assets	$28,319	$25,010

The following table provides summarized statement of operations information for our affiliates accounted for under the equity method on a 100% combined basis (in thousands):

Years Ended December 31,	2011	2010	2009
Revenue	$48,983	$36,249	$64,956
Gross profit	10,654	9,239	21,905
(Loss) income before taxes	(399)	(5,026)	13,508
Net (loss) income	(399)	(5,026)	13,508
Granite’s interest in affiliates’ net income	$2,193	$756	$7,696

F- 26

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Property and Equipment, Net (in thousands)

December 31,	2011	2010
Land and land improvements	$124,216	$120,342
Quarry property	175,612	174,231
Buildings and leasehold improvements	81,272	85,655
Equipment and vehicles	733,158	778,443
Office furniture and equipment	55,570	42,509
Property and equipment	1,169,828	1,201,180
Less: accumulated depreciation and depletion	722,688	727,573
Property and equipment, net	$447,140	$473,607

Depreciation and depletion expense for the years ended December 31, 2011, 2010 and 2009 was $56.0 million, $64.9 million and $74.7 million, respectively. We capitalized interest costs related to certain self-constructed assets of $7.4 million in 2011 and $8.1 million in 2010 of which $6.3 million and $7.8 million, respectively, were included in real estate held for development and sale and $1.1 million and $0.3 million, respectively, were included in property and equipment on our consolidated balance sheets.
We have recorded liabilities associated with our legally required obligations to reclaim owned and leased quarry property and related facilities. As of December 31, 2011 and 2010, approximately $3.9 million and $5.6 million, respectively, of our asset retirement obligations are included in accrued expenses and other current liabilities and approximately $19.3 million and $17.3 million, respectively, are included in other long-term liabilities on our consolidated balance sheets.
The following is a reconciliation of these asset retirement obligations (in thousands):

December 31,	2011	2010
Beginning balance	$22,900	$19,715
Revisions to estimates	(943)	1,327
Liabilities incurred	471	1,217
Liabilities settled	(496)	(628)
Accretion	1,276	1,269
Ending balance	$23,208	$22,900

F- 27

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Intangible Assets
The balances of the following intangible assets are included in other noncurrent assets on our consolidated balance sheets (in thousands):
Indefinite-lived Intangible Assets:

December 31,	2011	2010
Goodwill[1]	$9,900	$9,900
Use rights and other	393	1,319
Total unamortized intangible assets	$10,293	$11,219
1Goodwill primarily relates to our Construction segment.
Amortized Intangible Assets:

		Accumulated
December 31, 2011	Gross Value	Amortization	Net Value
Permits	$29,713	$(7,573)	$22,140
Customer lists	2,198	(1,942)	256
Covenants not to compete	1,588	(1,476)	112
Other	871	(583)	288
Total amortized intangible assets	$34,370	$(11,574)	$22,796

December 31, 2010
Permits	$29,713	$(6,100)	$23,613
Customer lists	2,198	(1,715)	483
Covenants not to compete	1,588	(1,325)	263
Other	871	(432)	439
Total amortized intangible assets	$34,370	$(9,572)	$24,798
Amortization expense related to amortized intangible assets for the years ended December 31, 2011, 2010 and 2009 was approximately $2.0 million, $2.4 million and $3.0 million, respectively. Based on the amortized intangible assets balance at December 31, 2011, amortization expense expected to be recorded in the future is as follows: $1.9 million in 2012; $1.6 million in 2013; $1.5 million in 2014; $1.5 million in 2015; $1.4 million in 2016; and $14.9 million thereafter.

10. Accrued Expenses and Other Current Liabilities (in thousands):

December 31,	2011	2010
Payroll and related employee benefits	$36,447	$32,209
Accrued insurance	43,014	29,253
Performance guarantees	37,255	32,314
Loss job reserves	12,429	10,082
Other	37,645	46,915
Total	$166,790	$150,773
Performance guarantees relate to our construction joint venture partnerships in which we have contract provisions for joint and several liability related to the performance of the joint ventures. Under these arrangements, we would be required to perform in the event our partners are not able to complete their portion of the construction contract. See Note 18 for further information.

F- 28

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Restructuring
The following table presents the components of restructuring charges during the respective periods (in thousands):

Years ended December 31,	2011	2010	2009
Impairment and other charges associated with our real estate investments	$1,452	$86,341	$—
Severance costs	471	12,635	6,943
Impairment charges on assets held-for-sale or abandoned	226	7,521	1,449
Lease termination costs, net of estimated sublease income	32	2,782	1,061
Total	$2,181	$109,279	$9,453
In October 2010, we announced our Enterprise Improvement Plan that includes continued actions to reduce our cost structure, enhance operating efficiencies and strengthen our business to achieve long-term profitable growth. As a result of the Enterprise Improvement Plan, we incurred restructuring charges during the fourth quarter of 2010 and throughout 2011. The charges during 2009 were related to an organizational change designed to increase operational efficiency.
The charges during 2011 and 2010 were primarily related to impairment charges on certain real estate investments of our Real Estate segment associated with new business plans to orderly divest our real estate investment business by 2013, subject to market conditions and our ability to negotiate sales of certain assets at prices acceptable to us. The portion of the impairment charges associated with our real estate business attributable to noncontrolling interests was approximately $20.0 million for the year end December 31, 2010 and was insignificant during 2011. The severance costs during 2010 and 2009 were associated with planned reductions in salaried positions that affected approximately 17% and 11% of our salaried workforce, respectively. Restructuring charges during 2009 also included an impairment charge related to certain plant facilities in the Northwest.
Restructuring liabilities were $2.4 million and $4.1 million as of December 31, 2011 and 2010, respectively. The change in the balance since December 31, 2010 was primarily due to payments made on lease liabilities.
During 2012 and beyond, we expect to record between $1.0 million and $9.0 million of restructuring charges, related to the execution of our Enterprise Improvement Plan. The ultimate amount and timing of future restructuring charges is subject to our ability to negotiate sales of certain assets at prices acceptable to us.

12. Long-Term Debt and Credit Arrangements (in thousands)

December 31,	2011	2010
Senior notes payable	$216,666	$225,000
Mortgages payable	32,670	55,300
Other notes payable	1,250	170
Total debt	250,586	280,470
Less current maturities	32,173	38,119
Total long-term debt	$218,413	$242,351
The aggregate minimum principal maturities of long-term debt for each of the five years following December 31, 2011 are as follows: 2012 - $32.2 million; 2013 - $18.3 million; none in 2014; 2015 - $40.0 million; 2016 - $40.0 million; and $120.1 million thereafter.

F- 29

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Senior Notes Payable
As of December 31, 2011, senior notes payable in the amount of $16.7 million were due to a group of institutional holders in nine equal annual installments which began in 2005 and bear interest at 6.96% per annum. The most significant covenants under the terms of the related agreement require the maintenance of a minimum Consolidated Net Worth, the calculations and terms of which are defined by the related agreement. As of December 31, 2011 and pursuant to the definitions in the note agreement, our Consolidated Net Worth was $799.2 million, which exceeded the minimum of $686.5 million.
In addition, as of December 31, 2011, senior notes payable in the amount of $200.0 million were due to a second group of institutional holders in five equal annual installments beginning in 2015 and bear interest at 6.11% per annum. The most significant covenants under the terms of the related agreement require the maintenance of a minimum Consolidated Net Worth, the calculations and terms of which are defined by the related agreement. As of December 31, 2011 and pursuant to the definitions in the note agreement, our Consolidated Net Worth was $799.2 million, which exceeded the minimum of $697.4 million.
Real Estate Mortgages
A significant portion of our real estate held for development and sale is subject to mortgage indebtedness. These notes are collateralized by the properties purchased and bear interest at 3.75% to 7.0% per annum with principal and interest payable in installments through 2013. The carrying amount of properties pledged as collateral was approximately $64.6 million at December 31, 2011. All of this indebtedness is non-recourse to Granite, but is recourse to the real estate entities that incurred the indebtedness. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entities to pay down portions of the debt. During the year ended December 31, 2011, we provided additional funding of $8.4 million to our real estate entities to either pay off or refinance certain real estate loans. As of December 31, 2011, the principal amount of debt of our real estate entities secured by mortgages was $32.5 million, of which $22.6 million was included in current liabilities and $9.9 million was included in long-term liabilities on our consolidated balance sheet.
Credit Agreement
We have a $100.0 million committed secured revolving credit facility, with a sub-limit for letters of credit of $50.0 million (the “Credit Agreement”), which expires on June 22, 2013. Borrowings under the Credit Agreement bear interest at LIBOR plus an applicable margin. LIBOR varies based on the applicable loan term. The applicable margin is based upon certain financial ratios calculated quarterly and was 2.75% at December 31, 2011. Accordingly, the effective interest rate was between 3.05% and 3.88% at December 31, 2011. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on substantially all of the assets of Granite Construction Incorporated and our subsidiaries that are guarantors or co-borrowers under the Credit Agreement, excluding any owned or leased real property subject to an existing mortgage. At December 31, 2011, there were no revolving loans outstanding under the Credit Agreement, but there were standby letters of credit totaling approximately $4.2 million. The letters of credit will expire between March 2012 and October 2012. These letters of credit will be replaced upon expiration.
The most significant restrictive covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Tangible Net Worth, a minimum Consolidated Interest Coverage Ratio and a maximum Adjusted Consolidated Leverage Ratio. The calculations and terms of such covenants are defined by Amendment No. 1 of the Credit Agreement filed as Exhibit 10.1 to our Form 8-K filed December 30, 2010. As of December 31, 2011 and pursuant to the definitions in the Credit Agreement, our Consolidated Tangible Net Worth was $757.7 million, which exceeded the minimum of $665.8 million, the Consolidated Interest Coverage Ratio was 10.06, which exceeded the minimum of 4.00 and the Adjusted Consolidated Leverage Ratio was 1.42, which did not exceed the maximum of 3.75. The maximum Adjusted Consolidated Leverage Ratio remains at 3.75 through the quarter ending March 31, 2012 and subsequently decreases in 0.25 increments until reaching 3.00 for the quarter ending March 31, 2013.

F- 30

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Covenants and Events of Default
Our debt and credit agreements require us to comply with various affirmative, restrictive and financial covenants, including the financial covenants described above. Our failure to comply with any of these covenants, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the applicable agreements. Under certain circumstances, the occurrence of an event of default under one of our debt or credit agreements (or the acceleration of the maturity of the indebtedness under one of our agreements) may constitute an event of default under one or more of our other debt or credit agreements. Default under our debt and credit agreements could result in (1) us no longer being entitled to borrow under the agreements, (2) termination of the agreements, (3) the requirement that any letters of credit under the agreements be cash collateralized, (4) acceleration of the maturity of outstanding indebtedness under the agreements and/or (5) foreclosure on any collateral securing the obligations under the agreements.
As of December 31, 2011, we were in compliance with the covenants contained in our senior note agreements and Credit Agreement.
Except as noted below, as of December 31, 2011, we were in compliance with the covenants contained in our debt agreements related to our consolidated real estate entities, and we are not aware of any material non-compliance by any of our unconsolidated entities with the covenants contained in their debt agreements. As of December 31, 2011, one of our unconsolidated real estate entities was in default under debt agreements as a result of its failure to make a timely required principal and interest payment. This default has subsequently been cured. The affected loans are non-recourse to Granite and these defaults do not result in cross-defaults under other debt agreements under which Granite is the obligor; however, there is recourse to the real estate entity that incurred the debt.

13. Employee Benefit Plans
Profit Sharing and 401(k) Plan: The Profit Sharing and 401(k) Plan (the “Plan”) is a defined contribution plan covering all employees except employees covered by collective bargaining agreements and employees of our consolidated construction joint ventures. Each employee can elect to have up to 50% of gross pay, not to exceed $16,500, contributed to the Plan on a before-tax basis. Our 401(k) matching contributions can be up to 6% of an employee’s gross pay and are available at the discretion of the Board of Directors. Profit sharing contributions from the Company may be made to the Plan in an amount determined by the Board of Directors. Our 401(k) matching contributions to the Plan for the years ended December 31, 2011, 2010 and 2009 were $0.3 million, $9.0 million and $9.9 million, respectively. We made no profit sharing contributions during the years ended December 31, 2011, 2010 and 2009.
Non-Qualified Deferred Compensation Plan: We offer a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of our highly compensated employees. The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan and provides for a company matching contribution. In October 2008, a Rabbi Trust was established to fund our NQDC Plan obligation and was fully funded as of December 31, 2011. The assets held by the Rabbi Trust at December 31, 2011 are substantially in the form of company owned life insurance. As of December 31, 2011, there were approximately 61 active participants in the NQDC Plan. NQDC Plan obligations were $25.0 million as of December 31, 2011 and $28.4 million as of December 31, 2010.
Multi-employer Pension Plans: Two of our wholly owned subsidiaries, Granite Construction Company and Granite Construction Northeast, Inc. (formerly Granite Halmar Construction Company, Inc.) also contribute to various multi-employer pension plans on behalf of union employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•
If we chose to stop participating in some of the multi-employer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

F- 31

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents our participation in these plans (dollars in thousands):

	Pension Plan Employer Identification Number	Pension Protection Act (“PPA”) Certified Zone Status[1]		FIP / RP Status Pending / Implemented[2]	Contributions			Surcharge Imposed	Expiration Date of Collection Bargaining Agreement[3]
Pension Trust Fund		2011	2010		2011	2010	2009
Locals 302 and 612 Operating Engineers-Employers Retirement Fund	91-6028571	Green	Green	No	$2,386	$2,040	$2,103	N/A	5/31/2012 - 12/31/2012
Operating Engineers Pension Trust Fund	95-6032478	Red	Red	Yes	2,099	2,127	2,529	No	6/30/2012 - 6/30/2013
Pension Trust Fund for Operating Engineers Pension Plan	94-6090764	Orange	Yellow	Yes	7,296	6,394	6,974	No	6/30/2012 - 6/30/2014
All other funds (32)					10,188	9,756	8,609
			Total Contributions:		$21,969	$20,317	$20,215
1The most recent PPA zone status available in 2011 and 2010 is for the plan’s year-end during 2010 and 2009, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.
2The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.
3Lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. Pension trust funds with a range of expiration dates have various collective bargaining agreements.

We currently have no intention of withdrawing from any of the multi-employer pension plans in which we participate.

F- 32

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. Shareholders’ Equity
Stock-based Compensation: We maintain our Amended and Restated 1999 Equity Incentive Plan which provides for the issuance of restricted stock, restricted stock units and stock options to eligible employees and to members of our Board of Directors. Beginning in 2011, the Company issued restricted stock units to eligible employees in lieu of restricted stock. As of December 31, 2011, no stock options had been issued to employees. A total of 4,250,000 shares of our common stock have been reserved for issuance of which approximately 1,220,847 remained available as of December 31, 2011.
Restricted Stock Units and Restricted Stock: As noted above, restricted stock units and restricted stock can be issued to eligible employees and members of our Board of Directors. Restricted stock units and restricted stock are issued for services to be rendered and may not be sold, transferred or pledged for such a period as determined by our Compensation Committee. Restricted stock unit and restricted stock compensation cost is measured at our common stock’s fair value based on the market price at the date of grant. We recognize compensation cost only for restricted stock units and restricted stock that will ultimately vest. We estimate the number of shares that will ultimately vest at each grant date based on our historical experience and adjust compensation cost based on changes in those estimates over time.
Restricted stock unit and restricted stock compensation cost is recognized ratably over the shorter of the vesting period (generally three years) or the period from grant date to the first maturity date after the holder reaches age 62 and has completed certain specified years of service, when all restricted stock becomes fully vested. Vesting of restricted stock is not subject to any market or performance conditions and vesting provisions are at the discretion of the Compensation Committee. An employee may not sell or otherwise transfer unvested stock and, in the event employment is terminated prior to the end of the vesting period, any unvested units or stock are surrendered to us. We have no obligation to purchase restricted stock units or restricted stock.
In 2011, restricted stock units were granted to a select group of employees and to our Board of Directors. As of December 31, 2011, there were 410,531 restricted stock units outstanding. Compensation cost related to restricted stock units was approximately $3.0 million ($2.2 million net of tax) for the year ended December 31, 2011. The grant date fair value of restricted stock vested during the year ended December 31, 2011 was approximately $1.7 million. As of December 31, 2011, there was $6.5 million of unrecognized compensation cost related to restricted stock units which will be recognized over a remaining weighted-average period of 1.2 years.
A summary of the changes in our restricted stock during the years ended December 31, 2011, 2010 and 2009 is as follows (shares in thousands):

December 31,	2011		2010		2009
	Shares	Weighted-Average Grant-Date Fair Value per Share	Shares	Weighted-Average Grant-Date Fair Value per Share	Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding, beginning balance	855	$38.23	991	$40.31	830	$37.83
Granted	—	—	285	28.30	504	40.42
Vested	(368)	39.25	(350)	36.16	(277)	33.22
Forfeited	(15)	39.62	(71)	37.62	(66)	41.29
Outstanding, ending balance	472	$37.39	855	$38.23	991	$40.31
Compensation cost related to restricted stock was approximately $9.1 million ($6.7 million net of tax), $13.0 million ($7.7 million net of tax) and $10.8 million ($7.8 million net of tax) for the years ended December 31, 2011, 2010 and 2009, respectively. The grant date fair value of restricted stock vested during the years ended December 31, 2011, 2010 and 2009 was approximately $14.4 million, $12.7 million and $9.2 million, respectively. As of December 31, 2011 there was $4.5 million of unrecognized compensation cost related to restricted stock which will be recognized over a remaining weighted-average period of 1.0 years.

F- 33

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Options: In 2011, no stock options were granted. As of December 31, 2011, there were 30,710 stock options outstanding.
Employee Stock Ownership Plan: Effective January 1, 2007, our Employee Stock Ownership Plan (“ESOP”) was amended to effectively freeze the plan. Under the amended plan, no new participants were added and no further contributions were made for the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011, the ESOP owned 3,069,988 shares of our common stock. Dividends on shares held by the ESOP are charged to retained earnings and all shares held by the ESOP are treated as outstanding in computing our earnings per share.
Employee Stock Purchase Plan: In 2010, our Board of Directors approved the Employee Stock Purchase Plan (“ESPP”). Effective January 1, 2011, our ESPP allows qualifying employees to purchase shares of our common stock through payroll deductions of up to 15% of their compensation, subject to Internal Revenue Code limitations, at a price of 95% of the fair market value as of the end of each of the six-month offering periods. During the year ended December 31, 2011, proceeds from the ESPP were $0.3 million for 13,027 shares. The offering periods commence on May 15 and November 15 of each year, except for the first offering period, which commenced on January 15, 2011.
Share Purchase Program: In 2007, our Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion. Under this purchase program, the Company may purchase shares from time to time on the open market or in private transactions. The specific timing and amount of purchases will vary based on market conditions, securities law limitations and other factors. Purchases under the share purchase program may be commenced, suspended or discontinued at any time and from time to time without prior notice. The purchase price of our common stock purchased and retired in excess of par value is allocated between additional paid-in capital and retained earnings. During 2011, 2010 and 2009, we did not purchase shares under the share purchase program. At December 31, 2011, $64.1 million of the $200.0 million authorization was available for additional share purchases.

15. Weighted Average Shares Outstanding
A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income (loss) per share in the accompanying consolidated statements of operations is as follows (in thousands):

Years Ended December 31,	2011	2010	2009
Weighted average shares outstanding:
Weighted average common stock outstanding	38,677	38,750	38,584
Less: weighted average unvested restricted stock outstanding	560	930	1,018
Total basic weighted average shares outstanding	38,117	37,820	37,566
Diluted weighted average shares outstanding:
Weighted average common stock outstanding, basic	38,117	37,820	37,566
Effect of dilutive securities:
Common stock options and restricted stock units[1]	356	—	117
Total weighted average shares outstanding assuming dilution	38,473	37,820	37,683
1Due to the net loss for the year ended December 31, 2010, common stock options and restricted stock units representing 161,000 shares have been excluded from the number of shares used in calculating diluted loss per share for that period, as their inclusion would be antidilutive.

F- 34

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16. Earnings Per Share
We calculate earnings per share (“EPS”) under the two-class method by allocating earnings to both common shares and unvested restricted stock which are considered participating securities. However, net losses are not allocated to participating securities for purposes of computing EPS under the two-class method. The following is a reconciliation of net income (loss) attributable to Granite and related weighted average shares of common stock outstanding for purposes of calculating basic and diluted net income (loss) per share using the two-class method (in thousands, except per share amounts):

Years Ended December 31,	2011	2010	2009
Basic
Numerator:
Net income (loss) attributable to Granite	$51,161	$(58,983)	$73,500
Less: net income allocated to participating securities	738	—	1,921
Net income (loss) allocated to common shareholders for basic calculation	$50,423	$(58,983)	$71,579
Denominator:
Weighted average common shares outstanding, basic	38,117	37,820	37,566
Net income (loss) per share, basic	$1.32	$(1.56)	$1.91

Diluted
Numerator:
Net income (loss) attributable to Granite	$51,161	$(58,983)	$73,500
Less: net income allocated to participating securities	732	—	1,915
Net income (loss) allocated to common shareholders for diluted calculation	$50,429	$(58,983)	$71,585

Denominator:
Weighted average common shares outstanding, diluted	38,473	37,820	37,683
Net income (loss) per share, diluted	$1.31	$(1.56)	$1.90

F- 35

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17. Income Taxes
Following is a summary of the provision for (benefit from) income taxes (in thousands):

Years Ended December 31,	2011	2010	2009
Federal:
Current	$11,136	$(2,330)	$10,288
Deferred	7,914	(36,519)	22,574
Total federal	19,050	(38,849)	32,862
State:
Current	2,952	(1,071)	5,381
Deferred	1,346	(4,008)	407
Total state	4,298	(5,079)	5,788
Total provision for (benefit from) income taxes	$23,348	$(43,928)	$38,650
Following is detail of the provision for (benefit from) income taxes and a reconciliation of the statutory to effective tax rate (dollars in thousands):

Years Ended December 31,	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory tax	$31,301	35.0	$(37,232)	35.0	$48,598	35.0
State taxes, net of federal tax benefit	3,497	3.9	(4,500)	4.2	3,978	2.7
Percentage depletion deduction	(1,254)	(1.4)	(997)	0.9	(1,717)	(1.2)
Domestic production deduction	(1,604)	(1.8)	100	(0.1)	(765)	(0.6)
Noncontrolling interests	(5,223)	(5.8)	1,213	(1.1)	(9,345)	(6.7)
Settlements and effective settlements of audit issues	(2,348)	(2.6)	330	(0.3)	—	—
Other	(1,021)	(1.2)	(2,842)	2.7	(2,099)	(1.4)
Total	$23,348	26.1	$(43,928)	41.3	$38,650	27.8
Our effective tax rate decreased to 26.1% in 2011 from 41.3% in 2010. The most significant change was due to the effect of noncontrolling interests as a percentage of net income (loss), as noncontrolling interests are not subject to income taxes on a stand-alone basis. Additionally, included in the tax rate for the year ended December 31, 2011, is the recognition and measurement of previously unrecognized tax benefits. The recognition and measurement of these tax benefits were the result of a favorable settlement of an income tax examination conducted by the Internal Revenue Service. Our tax rate is affected by discrete items that may occur in any given year, but are not consistent from year to year.
Following is a summary of the deferred tax assets and liabilities (in thousands):

December 31,	2011	2010
Deferred tax assets:
Receivables	$2,929	$3,145
Inventory	6,308	7,780
Insurance	7,142	3,775
Deferred compensation	16,485	19,848
Other accrued liabilities	9,244	9,888
Contract income recognition	4,253	15,679
Impairments on real estate investments	18,895	27,304
Other	4,906	1,145
Net operating loss carryforward	9,510	10,477
Valuation allowance	(10,668)	(13,111)
Total deferred tax assets	69,004	85,930
Deferred tax liabilities:
Property and equipment	34,467	42,827
Total deferred tax liabilities	34,467	42,827
Net deferred tax assets	$34,537	$43,103

F- 36

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The above amounts are reflected in the accompanying consolidated balance sheets as follows (in thousands):

December 31,	2011	2010
Current deferred tax assets, net	$38,571	$53,877
Long-term deferred tax liabilities, net	4,034	10,774
Net deferred tax assets	$34,537	$43,103
The deferred tax asset for other accrued liabilities relates to various items including accrued compensation, accrued rent and accrued reclamation costs, which are realizable in future periods. Our deferred tax asset for net operating loss carryforward relates to state and local net operating loss carryforwards which expire between 2021 and 2030. We have provided a valuation allowance on the net deferred tax assets for certain state and local jurisdictions because we do not believe their realizability is more likely than not.
The following is a summary of the change in valuation allowance (in thousands):

December 31,	2011	2010	2009
Beginning balance	$13,111	$13,018	$11,649
(Deductions) additions	(2,443)	93	1,369
Ending balance	$10,668	$13,111	$13,018
Uncertain tax positions: We file income tax returns in the U.S. and various state and local jurisdictions. During 2011, we reached an agreement with the Internal Revenue Service (“IRS”) for the years 2006 and 2007, resulting in the recognition of $3.3 million in previously unrecognized tax benefits. Our 2005 through 2007 tax years remain open to examination by state taxing authorities. We are no longer subject to U.S. federal examinations by tax authorities for years before 2008.
We had approximately $3.1 million and $6.3 million of total gross unrecognized tax benefits as of December 31, 2011 and 2010, respectively. There were approximately $1.1 million and $5.0 million of unrecognized tax benefits that would affect the effective tax rate in any future period at December 31, 2011 and 2010, respectively. We do not anticipate a significant increase or decrease in our unrecognized tax benefits that will impact our effective tax rate in 2012.
The following is a tabular reconciliation of unrecognized tax benefits (in thousands) the balance of which is included in other long-term liabilities on the consolidated balance sheets:

December 31,	2011	2010	2009
Beginning balance	$5,650	$5,882	$3,888
Gross increases – current period tax positions	1,726	180	1,107
Gross decreases – current period tax positions	(1,420)	(453)	(1,851)
Gross increases – prior period tax positions	1,485	4,009	3,537
Gross decreases – prior period tax positions	(1,467)	(1,641)	(677)
Settlements with taxing authorities/lapse of statute of limitations	(3,635)	(2,327)	(122)
Ending balance	$2,339	$5,650	$5,882
We record interest related to uncertain tax positions as interest expense in our consolidated statements of operations. During the years ended December 31, 2011, 2010 and 2009, we recognized approximately $0.1 million of interest expense, $0.4 million of interest income and $0.7 million of interest expense, respectively. Approximately $0.8 million and $0.7 million of accrued interest were included in our uncertain tax position liability in our consolidated balance sheets at December 31, 2011 and 2010, respectively.

F- 37

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18. Commitments, Contingencies and Guarantees
Leases: Minimum rental commitments and minimum royalty requirements under all noncancellable operating leases, primarily quarry property, in effect at December 31, 2011 were (in thousands):

Years Ending December 31,
2012	$5,836
2013	4,999
2014	4,744
2015	3,724
2016	3,293
Later years (through 2099)	13,538
Total	$36,134
Operating lease rental expense was $9.0 million, $9.9 million and $13.6 million in 2011, 2010 and 2009, respectively.
Performance Guarantees
As discussed in Note 6, we participate in various construction joint venture partnerships. All partners in these joint ventures are jointly and severally liable for completion of the total project under the terms of the contract with the project owner. Although our agreements with our joint venture partners provide that each party will assume and pay its share of any losses resulting from a project, if one of our partners was unable to pay its share we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. At December 31, 2011, we had approximately $1.7 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $725.3 million represented our share and the remaining $927.2 million represented our partners’ share. Due to the joint and several liabilities of joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for the outstanding work. We are not able to estimate other amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or performance bonds. See Note 10 for disclosure of the amounts recorded in our consolidated balance sheets.
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

F- 38

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19. Legal Proceedings
In the ordinary course of business, we are involved in various legal proceedings that are pending against us and our affiliates alleging, among other things, breach of contract or tort in connection with the performance of professional services, the various outcomes of which cannot be predicted with certainty. The most significant of these proceedings are as follows:

•
US Highway 20 Project: Our wholly owned subsidiaries, GCCO and Granite Northwest, Inc., are members of a joint venture known as YRC which is contracted by the ODOT to construct a new road alignment of US Highway 20 near Eddyville, Oregon. The project involves constructing seven miles of new road through steep and forested terrain in the Coast Range Mountains. During the fall and winter of 2006, extraordinary rain events produced runoff that overwhelmed installed erosion control measures and resulted in discharges to surface water and alleged violations of YRC’s stormwater permit. In June 2009, YRC was informed that the U.S. Department of Justice (“USDOJ”) had assumed the criminal investigation that the Oregon Department of Justice had initiated in connection with stormwater runoff from the project. Although the USDOJ has informed YRC that the USDOJ will not criminally charge YRC or any Granite affiliate in connection with these matters, the USDOJ informed YRC it was continuing to seek an unspecified civil penalty. Under certain circumstances the resolution of this matter could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations, cash flow and liquidity.

•
Grand Avenue Project DBE Issues: On March 6, 2009, the U.S. Department of Transportation, Office of Inspector General (“OIG”) served upon our wholly-owned subsidiary, Granite Construction Northeast, Inc. (“Granite Northeast”), a United States District Court Eastern District of New York subpoena to testify before a grand jury by producing documents. The subpoena seeks all documents pertaining to the use of a DBE firm (the “Subcontractor”), and the Subcontractor’s use of a non-DBE lower tier subcontractor/consultant, on the Grand Avenue Bus Depot and Central Maintenance Facility for the Borough of Queens Project (the “Grand Avenue Project”), a Granite Northeast project.  The subpoena also seeks any documents regarding the use of the Subcontractor as a DBE on any other projects and any other documents related to the Subcontractor or to the lower-tier subcontractor/consultant.  We have received two follow-up requests from the USDOJ for additional information and documents.  We have complied with the subpoena and the requests, and are fully cooperating with the OIG’s investigation. To date, Granite Northeast has not been notified that it is either a subject or target of the OIG’s investigation. Accordingly, we do not know whether any criminal charges or civil lawsuits will be brought against any party as a result of the investigation. We cannot, however, rule out the possibility of civil or criminal actions or administrative sanctions being brought against Granite Northeast.

•
Other Legal Proceedings/Government Inquiries: We are a party to a number of other legal proceedings arising in the normal course of business. From time to time, we also receive inquiries from public agencies seeking information concerning our compliance with government construction contracting requirements and related laws and regulations. We believe that the nature and number of these proceedings and compliance inquiries are typical for a construction firm of our size and scope. Our litigation typically involves claims regarding public liability or contract related issues. While management currently believes, after consultation with counsel, that the ultimate outcome of pending proceedings and compliance inquiries, individually and in the aggregate, will not have a material adverse affect on our financial position or results of operations or cash flows, litigation is subject to inherent uncertainties. Were one or more unfavorable rulings to occur, there exists the possibility of a material adverse effect on our financial position, results of operations, cash flows and/or liquidity for the period in which the ruling occurs. In addition, our government contracts could be terminated, we could be suspended or debarred, or payment of our costs disallowed. While any one of our pending legal proceedings is subject to early resolution as a result of our ongoing efforts to settle, whether or when any legal proceeding will be resolved through settlement is neither predictable nor guaranteed.

We record amounts in our consolidated balance sheets representing our estimated liability relating to legal proceedings and government inquiries. During the years ended December 31, 2011 and 2010, there were no significant additions or revisions to the estimated liability that were recorded in our consolidated statements of operations, or significant changes to our accrual for such ligation loss contingencies on our consolidated balance sheets.

F- 39

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

F- 40

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summarized segment information is as follows (in thousands):

Years Ended December 31,	Construction	Large Project Construction	Construction Materials	Real Estate	Total
2011
Total revenue from reportable segments	$1,043,614	$725,043	$415,618	$20,291	$2,204,566
Elimination of intersegment revenue	—	—	(195,035)	—	(195,035)
Revenue from external customers	1,043,614	725,043	220,583	20,291	2,009,531
Gross profit	124,506	104,108	16,641	2,708	247,963
Depreciation, depletion and amortization	14,747	4,547	28,672	189	48,155
Segment assets	111,780	110,441	352,619	75,050	649,890
2010
Total revenue from reportable segments	$943,245	$584,406	$419,355	$13,256	$1,960,262
Elimination of intersegment revenue	—	—	(197,297)	—	(197,297)
Revenue from external customers	943,245	584,406	222,058	13,256	1,762,965
Gross profit	95,709	67,307	12,018	2,750	177,784
Depreciation, depletion and amortization	18,148	2,759	33,565	522	54,994
Segment assets	123,153	80,259	374,205	87,686	665,303
2009
Total revenue from reportable segments	$1,151,743	$603,517	$389,440	$2,274	$2,146,974
Elimination of intersegment revenue	—	—	(183,495)	—	(183,495)
Revenue from external customers	1,151,743	603,517	205,945	2,274	1,963,479
Gross profit (loss)	209,487	120,100	21,240	(1,318)	349,509
Depreciation, depletion and amortization	25,844	5,311	34,047	557	65,759
Segment assets	156,692	78,563	377,352	154,415	767,022
A reconciliation of segment gross profit to consolidated income (loss) before provision for (benefit from) income taxes is as follows (in thousands):

Years Ended December 31,	2011	2010	2009
Total gross profit from reportable segments	$247,963	$177,784	$349,509
Selling, general and administrative expenses	162,302	191,593	228,046
Restructuring charges	2,181	109,279	9,453
Gain on sales of property and equipment	15,789	13,748	17,169
Other (expense) income, net	(9,836)	2,964	9,672
Income (loss) before provision for (benefit from) income taxes	$89,433	$(106,376)	$138,851
A reconciliation of segment assets to consolidated total assets is as follows (in thousands):

December 31,	2011	2010	2009
Total assets for reportable segments	$649,890	$665,303	$767,022
Assets not allocated to segments:
Cash and cash equivalents	256,990	252,022	338,956
Short-term and long-term marketable securities	149,658	143,706	119,385
Receivables, net	251,838	243,986	280,252
Deferred income taxes	38,571	53,877	31,034
Other current assets	76,074	55,970	63,814
Property and equipment, net	46,180	42,874	45,503
Other noncurrent assets	78,598	77,795	63,609
Consolidated total assets	$1,547,799	$1,535,533	$1,709,575

F- 41

Quarterly Financial Data
The following table sets forth selected unaudited financial information for the eight quarters in the two-year period ended December 31, 2011. This information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contains all adjustments necessary for a fair statement thereof.

QUARTERLY FINANCIAL DATA
(unaudited - in thousands, except per share data)
2011 Quarters Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$539,548	$728,578	$484,674	$256,731
Gross profit	79,126	93,893	44,956	29,988
As a percent of revenue	14.7%	12.9%	9.3%	11.7%
Net income (loss)	$24,792	$42,376	$6,173	$(7,256)
As a percent of revenue	4.6%	5.8%	1.3%	-2.8%
Net income (loss) attributable to Granite	$18,754	$36,468	$4,946	$(9,007)
As a percent of revenue	3.5%	5.0%	1.0%	-3.5%
Net income (loss) per share attributable to common shareholders:
Basic	$0.48	$0.94	$0.13	$(0.24)
Diluted	$0.48	$0.93	$0.13	$(0.24)

2010 Quarters Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$417,228	$670,850	$454,204	$220,683
Gross profit	46,217	76,155	49,698	5,714
As a percent of revenue	11.1%	11.4%	10.9%	2.6%
Net (loss) income	$(65,386)	$43,301	$(2,633)	$(37,730)
As a percent of revenue	-15.7%	6.5%	-0.6%	-17.1%
Net (loss) income attributable to Granite	$(50,019)	$38,681	$(6,691)	$(40,954)
As a percent of revenue	-12.0%	5.8%	-1.5%	-18.6%
Net (loss) income per share attributable to common shareholders:
Basic	$(1.32)	$1.00	$(0.18)	$(1.09)
Diluted	$(1.32)	$0.99	$(0.18)	$(1.09)
During the quarter ended December 31, 2010, we recorded restructuring charges of approximately $107.3 million. The restructuring charge in 2010 related to our Enterprise Improvement Plan. Net income (loss) per share calculations are based on the weighted average common shares outstanding for each period presented. Accordingly, the sum of the quarterly net income (loss) per share amounts may not equal the per share amount reported for the year.

F- 42

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

By: /s/ Laurel J. Krzeminski
Laurel J. Krzeminski, Vice President and Chief Financial Officer

Date: February 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 23, 2012, by the following persons on behalf of the Registrant in the capacities indicated.

/s/ James H. Roberts
James H. Roberts, President and Chief Executive Officer

/s/ Laurel J. Krzeminski
Laurel J. Krzeminski, Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ William H. Powell
William H. Powell, Chairman of the Board and Director

/s/ Claes G. Bjork
Claes G. Bjork, Director

/s/ James W. Bradford
James W. Bradford, Director

/s/ Gary M. Cusumano
Gary M. Cusumano, Director

/s/ William G. Dorey
William G. Dorey, Director

/s/ David H. Kelsey
David H. Kelsey, Director

/s/ Rebecca A. McDonald
Rebecca A. McDonald, Director

/s/ J. Fernando Niebla
J. Fernando Niebla, Director

SCHEDULE II
GRANITE CONSTRUCTION INCORPORATED
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Charged (Credited) to Expenses or Other Accounts, Net	Deductions and Adjustments[1]	Balance at End of Year
YEAR ENDED DECEMBER 31, 2011
Allowance for doubtful accounts	3,297	—	(417)	2,880
YEAR ENDED DECEMBER 31, 2010
Allowance for doubtful accounts	3,917	368	(988)	3,297
YEAR ENDED DECEMBER 31, 2009
Allowance for doubtful accounts	10,805	(4,404)	(2,484)	3,917
1 Deductions and adjustments for the allowances primarily relate to accounts written off.

S-1

 INDEX TO 10-K EXHIBITS

Exhibit No.		Exhibit Description
3.1	*	Certificate of Incorporation of Granite Construction Incorporated, as amended [Exhibit 3.1.b to the Company’s Form 10-Q for quarter ended June 30, 2006]
3.2	*	Amended Bylaws of Granite Construction Incorporated [Exhibit 3.1 to the Company’s Form 8-K filed on November 15, 2011]
10.1	* **	Key Management Deferred Compensation Plan II, as amended and restated [Exhibit 10.1 to the Company’s Form 10-Q for quarter ended March 31, 2010]
10.2	* **	Granite Construction Incorporated Amended and Restated 1999 Equity Incentive Plan as Amended and Restated [Exhibit 10.1 to the Company’s Form 10-Q for quarter ended June 30, 2009]
10.2.a	* **	Amendment No. 1 to the Granite Construction Incorporated Amended and Restated 1999 Equity Incentive Plan [Exhibit 10.2.a to the Company’s Form 10-K for year ended December 31, 2009]
10.3	*
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

10.9	*	Note Purchase Agreement between Granite Construction Incorporated and Certain Purchasers dated December 12, 2007 [Exhibit 10.1 to the Company’s Form 8-K filed January 31, 2008]
10.1	*
Subsidiary Guaranty Supplement from the Subsidiaries of Granite Construction Incorporated as Guarantors of the Guaranty of Notes and Note Agreement and the Guaranty of Payment and Performance dated December 12, 2007 [Exhibit 10.10 to the Company’s Form 10-K for year ended December 31, 2007]

10.11	* **	Executive Retention and Severance Plan II effective as of March 9, 2011 [Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2011]
10.12	*
International Swap Dealers Association, Inc. Master Agreement between BNP Paribas and Granite Construction Incorporated dated as of February 10, 2003 [Exhibit 10.5 to the Company’s Form 10-Q for quarter ended June 30, 2003]

Exhibit No.		Exhibit Description
10.13	*
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

10.17	* **	Form of Amended and Restated Director and Officer Indemnification Agreement [Exhibit 10.10 to the Company’s Form 10-K for year ended December 31, 2002]
10.18	* **	Form of Restricted Stock Agreement effective March 2010 [Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2010]
10.19	* **	Form of Non-employee Director Stock Option Agreement as amended and effective April 7, 2006 [Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2010]
10.20	* **	Form of Restricted Stock Units Agreement effective January 1, 2010 [Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2010]
10.21	* **	Form of Non-employee Director Restricted Stock Units Agreement effective January 1, 2010 [Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2010]
10.22	† **	Granite Construction Incorporated Annual Incentive Plan effective January 1, 2010, as amended
10.23	† **	Amendment No. 2 to the Granite Construction Incorporated Annual Incentive Plan effective January 1, 2012
10.24	† **	Granite Construction Incorporated Long Term Incentive Plan effective January 1, 2010, as amended
10.25	† **	Amendment No. 2 to the Granite Construction Incorporated Long Term Incentive Plan effective January 1, 2012
21	†	List of Subsidiaries of Granite Construction Incorporated
23.1	†	Consent of PricewaterhouseCoopers LLP
31.1	†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	†	Mine Safety Disclosure

Exhibit No.		Exhibit Description
101.INS	††	XBRL Instance Document
101.SCH	††	XBRL Taxonomy Extension Schema
101.CAL	††	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	††	XBRL Taxonomy Extension Definition Linkbase
101.LAB	††	XBRL Taxonomy Extension Label Linkbase
101.PRE	††	XBRL Taxonomy Extension Presentation Linkbase

*    Incorporated by reference
**  Compensatory plan or management contract
†    Filed herewith
††  Furnished herewith