Form 10-Q
period 2012-03-31
GRANITE CONSTRUCTION INC
filed 2012-05-08
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 27, 2012.

Class	Outstanding
Common Stock, $0.01 par value	38,647,196 shares

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)

	March 31, 2012	December 31, 2011	March 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$226,226	$256,990	$240,768
Short-term marketable securities	70,444	70,408	83,084
Receivables, net	208,707	251,838	170,441
Costs and estimated earnings in excess of billings	49,962	37,703	33,302
Inventories	67,782	50,975	56,899
Real estate held for development and sale	58,363	67,037	77,128
Deferred income taxes	38,571	38,571	52,583
Equity in construction joint ventures	91,951	101,029	78,773
Other current assets	34,882	35,171	44,059
Total current assets	846,888	909,722	837,037
Property and equipment, net	442,132	447,140	468,929
Long-term marketable securities	70,114	79,250	46,251
Investments in affiliates	30,972	31,071	28,893
Other noncurrent assets	79,849	80,616	83,478
Total assets	$1,469,955	$1,547,799	$1,464,588

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$9,102	$9,102	$8,351
Current maturities of non-recourse debt	19,765	23,071	17,740
Accounts payable	129,480	158,660	94,688
Billings in excess of costs and estimated earnings	87,370	90,845	113,347
Accrued expenses and other current liabilities	148,196	166,790	144,584
Total current liabilities	393,913	448,468	378,710
Long-term debt	208,501	208,501	216,852
Long-term non-recourse debt	1,371	9,912	30,454
Other long-term liabilities	50,011	49,221	47,943
Deferred income taxes	3,393	4,034	11,048
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding 38,621,370 shares as of March 31, 2012, 38,682,771 shares as of December 31, 2011 and 38,634,470 shares as of March 31, 2011	386	387	386
Additional paid-in capital	110,432	111,514	102,548
Retained earnings	670,462	687,296	642,354
Total Granite Construction Incorporated shareholders’ equity	781,280	799,197	745,288
Noncontrolling interests	31,486	28,466	34,293
Total equity	812,766	827,663	779,581
Total liabilities and equity	$1,469,955	$1,547,799	$1,464,588
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)

Three Months Ended March 31,	2012	2011
Revenue
Construction	$117,946	$92,692
Large project construction	163,928	137,820
Construction materials	25,623	23,798
Real estate	2,663	2,421
Total revenue	310,160	256,731
Cost of revenue
Construction	109,366	87,139
Large project construction	141,679	106,522
Construction materials	31,573	31,068
Real estate	2,606	2,014
Total cost of revenue	285,224	226,743
Gross profit	24,936	29,988
Selling, general and administrative expenses	43,188	43,372
Gain on sales of property and equipment	1,917	2,704
Operating loss	(16,335)	(10,680)
Other income (expense)
Interest income	1,044	1,244
Interest expense	(3,182)	(3,356)
Equity in loss of affiliates	(617)	(257)
Other income, net	6,871	570
Total other income (expense)	4,116	(1,799)
Loss before benefit from income taxes	(12,219)	(12,479)
Benefit from income taxes	(3,532)	(5,223)
Net loss	(8,687)	(7,256)
Amount attributable to noncontrolling interests	(3,086)	(1,751)
Net loss attributable to Granite Construction Incorporated	$(11,773)	$(9,007)

Net loss per share attributable to common shareholders (see Note 13)
Basic	$(0.31)	$(0.24)
Diluted	$(0.31)	$(0.24)
Weighted average shares of common stock
Basic	38,265	37,963
Diluted	38,265	37,963
Dividends per common share	$0.13	$0.13
 The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)

Three Months Ended March 31,	2012	2011
Operating activities
Net loss	$(8,687)	$(7,256)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	14,961	15,291
Gain from restructuring, net	(1,888)	—
Gain on sales of property and equipment	(1,917)	(2,704)
Stock-based compensation	4,196	3,149
Gain on company owned life insurance	(1,203)	(550)
Changes in assets and liabilities, net of the effects of consolidations:
Receivables	41,950	76,415
Costs and estimated earnings in excess of billings, net	(15,734)	(29,621)
Inventories	(16,807)	(5,881)
Real estate held for development and sale	60	(1,715)
Equity in construction joint ventures	9,078	(4,057)
Other assets, net	829	463
Accounts payable	(29,178)	(35,012)
Accrued expenses and other current liabilities, net	(18,533)	(7,846)
Net cash (used in) provided by operating activities	(22,873)	676
Investing activities
Purchases of marketable securities	(24,987)	(27,341)
Maturities of marketable securities	15,000	24,000
Proceeds from sale of marketable securities	20,000	14,268
Additions to property and equipment	(9,225)	(11,760)
Proceeds from sales of property and equipment	2,883	4,623
Other investing activities, net	(294)	1,221
Net cash provided by investing activities	3,377	5,011
Financing activities
Long-term debt principal payments	(2,500)	(7,235)
Cash dividends paid	(5,021)	(5,038)
Purchase of common stock	(3,837)	(3,515)
Distributions to noncontrolling partners, net	(66)	(2,062)
Other financing activities, net	156	909
Net cash used in financing activities	(11,268)	(16,941)
Decrease in cash and cash equivalents	(30,764)	(11,254)
Cash and cash equivalents at beginning of period	256,990	252,022
Cash and cash equivalents at end of period	$226,226	$240,768

Supplementary Information
Cash paid during the period for:
Interest	$610	$936
Income taxes	305	33
Non-cash investing and financing activities:
Restricted stock/units issued, net of forfeitures	$10,940	$3,964
Accrued cash dividends	5,021	5,023
Debt payments out of escrow from sale of assets	659	837
Debt extinguishment from joint venture interest transfer	9,115	—
Debt payment from refinance	1,150	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” “Company” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at March 31, 2012 and 2011 and the results of our operations and cash flows for the periods presented. The December 31, 2011 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements except for the adoption of the following new accounting standards in the first quarter of 2012:

•
Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity or as a footnote to the condensed consolidated financial statements, and provides the option of presenting comprehensive income in a continuous statement of comprehensive income. This standard became effective for our quarter ended March 31, 2012 and requires prior year amounts to conform to current year presentation. For all periods presented the comprehensive loss was equal to the net loss; therefore, a separate statement of comprehensive loss is not included in the accompanying condensed consolidated financial statements.

•
ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, which clarifies the application of certain existing fair value measurement guidance and expands the disclosure requirements for fair value measurements that are estimated using significant unobservable (Level 3) inputs and for assets and liabilities disclosed but not recorded at fair value. This standard was effective for our quarter ended March 31, 2012. As a result of this new standard, we disclosed the level of the fair value hierarchy within which the fair value measurements of assets and liabilities disclosed but not recorded at fair value were categorized (see Note 4). Other items in this new standard had no impact to our condensed consolidated financial statements.

•
ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which gives companies the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value when assessing goodwill for impairment. If it is determined that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, further impairment analysis is not necessary. However, if it is concluded otherwise, we are required to perform step one of the goodwill impairment test. This standard was effective for annual goodwill impairment tests performed for our 2012 fiscal year and early adoption was permitted. For the annual impairment test performed for our 2011 fiscal year, we elected to perform step one of the impairment test and did not apply this new standard. Therefore, this new standard had no impact to our condensed consolidated financial statements.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Revisions in Estimates

Our profit recognition related to construction contracts is based on estimates of costs to complete each project. These estimates can vary in the normal course of business as projects progress and uncertainties are resolved. We do not recognize revenue on contract change orders or claims until we have a signed agreement; however, we do recognize costs as incurred and revisions to estimated total costs as soon as the obligation to perform is determined. Approved change orders and claims, as well as changes in related estimates of costs to complete, are considered revisions in estimates. We use the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. Under this option, revisions in estimates are accounted for in their entirety in the period of change. As of March 31, 2012, we had no revisions in estimates that are reasonably certain to impact future periods.

Construction

The net changes in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit was a net decrease of $0.2 million and a net increase of $1.0 million for the three months ended March 31, 2012 and 2011, respectively. The projects are summarized as follows:

Increases

	Three Months Ended March 31,
(dollars in millions)	2012	2011
Number of projects with upward estimate changes	2	1
Range of increase in gross profit from each project, net	$1.0 - 1.8	$1.0
Increase on project profitability	$2.8	$1.0
The increases during the three months ended March 31, 2012 were due to lower than anticipated costs and settlement of outstanding issues with contract owners. The increase during the three months ended March 31, 2011 was due to owner directed scope changes.

Decreases

	Three Months Ended March 31,
(dollars in millions)	2012	2011
Number of projects with downward estimate changes	1	—
Reduction in gross profit from each project, net	$3.0	$—
Decrease on project profitability	$3.0	$—
The decrease during the three months ended March 31, 2012 was due to lower productivity than originally anticipated.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Large Project Construction

The net changes in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit were net increases of $4.4 million and $5.9 million for the three months ended March 31, 2012 and 2011, respectively. Amounts attributable to noncontrolling interests were $1.3 million and $0.4 million of the net increases for the three months ended March 31, 2012 and 2011, respectively. The projects are summarized as follows:

Increases

	Three Months Ended March 31,
(dollars in millions)	2012	2011
Number of projects with upward estimate changes	4	3
Range of increase in gross profit from each project, net	$1.6 - 2.4	$1.0 - 4.2
Increase on project profitability	$8.1	$8.8
The increases during the three months ended March 31, 2012 were due to owner directed scope changes and lower than anticipated construction costs. The increases during the three months ended March 31, 2011 were due to resolution of project uncertainties.

Decreases

	Three Months Ended March 31,
(dollars in millions)	2012	2011
Number of projects with downward estimate changes	2	1
Range of reduction in gross profit from each project, net	$1.5 - 2.2	$2.9
Decrease on project profitability	$3.7	$2.9
The downward estimate changes during the three months ended March 31, 2012 and 2011were due to lower productivity than anticipated.

Our wholly owned subsidiaries, Granite Construction Company (“GCCO”) and Granite Northwest, Inc., are members of a joint venture known as Yaquina River Constructors (“YRC”) which has been under contract with the Oregon Department of Transportation (“ODOT”) to construct a new road alignment of U.S. Highway 20 near Eddyville, Oregon. In addition to previous geologic landslide issues, unanticipated ground movement was observed at several hillsides beginning in 2010. YRC and ODOT have been in dispute regarding their respective responsibilities under the terms of the contract relative to the project revisions necessary on account of the unanticipated ground movement. In March 2012, YRC received a Notice of Default (the “Notice”) from ODOT which YRC believes was without merit. Subsequent to March 31, 2012, ODOT and YRC have reached a settlement that withdraws and rescinds the Notice and releases both parties from claims against the other. The settlement ends YRC’s responsibility to complete the project following limited site maintenance and demobilization work by YRC. The settlement does not have a material impact on the Company’s financial position or results of operations.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Marketable Securities

All marketable securities were classified as held-to-maturity for the dates presented and the carrying amounts of held-to-maturity securities were as follows:

(in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
U.S. Government and agency obligations	$35,123	$40,240	$48,240
Commercial paper	24,988	24,980	19,986
Municipal bonds	2,052	2,057	9,825
Corporate bonds	8,281	3,131	5,033
Total short-term marketable securities	70,444	70,408	83,084
U.S. Government and agency obligations	61,247	65,109	39,415
Municipal bonds	8,867	8,909	3,625
Corporate bonds	—	5,232	3,211
Total long-term marketable securities	70,114	79,250	46,251
Total marketable securities	$140,558	$149,658	$129,335

Scheduled maturities of held-to-maturity investments were as follows (in thousands):

March 31, 2012
Due within one year	$70,444
Due in one to five years	70,114
Total	$140,558

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Fair Value Measurement

Effective in 2012, we adopted a new accounting standard that expands the disclosure of our assets and liabilities disclosed but not recorded at fair value. As of March 31, 2012, December 31, 2011 and March 31, 2011, these assets and liabilities were our held-to-maturity marketable securities and senior notes payable. The following tables summarize each class of assets and liabilities measured at fair value on a recurring basis as well as assets and liabilities that are disclosed but not recorded at fair value:

March 31, 2012	Fair Value Measurement at Reporting Date Using
(in thousands)	Level 1[1]	Level 2[2]	Level 3[3]	Total
Cash equivalents
Money market funds	$157,034	$—	$—	$157,034

Marketable securities
Held-to-maturity marketable securities	140,728	—	—	140,728
Total assets	$297,762	$—	$—	$297,762

Long-term debt (including current maturities)
Senior notes payable	$—	$—	$246,600	$246,600
Total liabilities	$—	$—	$246,600	$246,600

December 31, 2011	Fair Value Measurement at Reporting Date Using
(in thousands)	Level 1[1]	Level 2[2]	Level 3[3]	Total
Cash equivalents
Money market funds	$178,174	$—	$—	$178,174

Marketable securities
Held-to-maturity marketable securities	149,979	—	—	149,979
Total assets	$328,153	$—	$—	$328,153

Long-term debt (including current maturities)
Senior notes payable	$—	$—	$250,541	$250,541
Total liabilities	$—	$—	$250,541	$250,541

March 31, 2011	Fair Value Measurement at Reporting Date Using
(in thousands)	Level 1[1]	Level 2[2]	Level 3[3]	Total
Cash equivalents
Money market funds	$197,714	$—	$—	$197,714

Marketable securities
Held-to-maturity marketable securities	129,815	—	—	129,815
Total assets	$327,529	$—	$—	$327,529

Long-term debt (including current maturities)
Senior notes payable	$—	$—	$242,524	$242,524
Total liabilities	$—	$—	$242,524	$242,524
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of money market funds to consolidated cash and cash equivalents is as follows:

(in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Money market funds	$157,034	$178,174	$197,714
Held-to-maturity commercial paper	4,997	4,999	14,993
Cash	64,195	73,817	28,061
Total cash and cash equivalents	$226,226	$256,990	$240,768

We believe the carrying values of receivables, other current assets, and accrued expenses and other current liabilities approximate their fair values because of the short-term nature of these instruments. In addition, we believe the carrying value of non-recourse debt approximates its fair value due its relative short-term nature and competitive interest rates. The fair value of the senior notes payable was based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk. The carrying amount of senior notes payable, including current maturities, was $216.7 million, $225.0 million and $225.0 million as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively. See Note 3 for the carrying amount of held-to-maturity marketable securities as of March 31, 2012, December 31, 2011 and March 31, 2011.

We measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis. During the three months ended March 31, 2012 and 2011, we did not record any significant fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

5.	Receivables, net

(in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Construction contracts:
Completed and in progress	$101,659	$122,987	$69,095
Retentions	70,071	77,038	77,523
Total construction contracts	171,730	200,025	146,618
Construction material sales	26,959	30,356	13,964
Other	12,837	24,337	13,024
Total gross receivables	211,526	254,718	173,606
Less: allowance for doubtful accounts	2,819	2,880	3,165
Total net receivables	$208,707	$251,838	$170,441

Receivables include amounts billed and billable for public and private contracts and do not bear interest. The balances billed but not paid by customers pursuant to retainage provisions in construction contracts generally become due upon completion and acceptance of the contract by the owners. Included in other receivables at March 31, 2012, December 31, 2011 and March 31, 2011 were items such as notes receivable, interest receivable, fuel tax refunds and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates.

Financing receivables consisted of long-term notes receivable and retentions receivable. As of March 31, 2012, December 31, 2011 and March 31, 2011, long-term notes receivable outstanding were $2.0 million for each year and primarily related to loans made to employees and were included in other noncurrent assets in our condensed consolidated balance sheets.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We segregate our retention receivables into two categories: escrow and non-escrow. The balances in each category were as follows:

(in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Escrow	$46,430	$43,378	$34,945
Non-escrow	23,641	33,660	42,578
Total retention receivables	$70,071	$77,038	$77,523

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

Non-escrow retention receivables are amounts that the project owner has contractually withheld that will be paid upon owner acceptance of contract completion. We evaluate our non-escrow retention receivables for collectability using certain customer information that includes the following:

•
Federal - includes federal agencies such as the Bureau of Reclamation, the Army Corp of Engineers, and the Bureau of Indian Affairs. The obligations of these agencies are backed by the federal government. Consequently, there is minimal risk of not collecting the amounts we are entitled to receive.

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

The following table summarizes the amount of our non-escrow retention receivables within each category:

(in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Federal	$2,306	$2,811	$3,587
State	4,342	5,453	7,994
Local	10,827	14,708	21,476
Private	6,166	10,688	9,521
Total	$23,641	$33,660	$42,578

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

March 31, 2012	Current	1 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$1,169	$1,078	$59	$2,306
State	2,490	795	1,057	4,342
Local	4,915	3,720	2,192	10,827
Private	5,167	674	325	6,166
Total	$13,741	$6,267	$3,633	$23,641

December 31, 2011	Current	1 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$2,462	$326	$23	$2,811
State	2,751	860	1,842	5,453
Local	12,313	1,326	1,069	14,708
Private	9,599	765	324	10,688
Total	$27,125	$3,277	$3,258	$33,660

March 31, 2011	Current	1 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$2,690	$666	$231	$3,587
State	6,177	600	1,217	7,994
Local	16,698	2,426	2,352	21,476
Private	8,783	315	423	9,521
Total	$34,348	$4,007	$4,223	$42,578

Federal, state and local agencies generally require several approvals to release payments, and these approvals often take over 90 days past contractual due dates to obtain. Amounts past due from government agencies primarily result from delays caused by paperwork processing and obtaining proper agency approvals rather than lack of funds. As of March 31, 2012, December 31, 2011 and March 31, 2011, our allowance for doubtful accounts contained no material provision related to non-escrow retention receivables as we determined there were no significant collectibility issues.

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

At March 31, 2012, there was approximately $2.2 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $0.8 billion represented our share and the remaining $1.4 billion represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.

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

Based on our primary beneficiary assessment during the three months ended March 31, 2012, we determined no change was required to the accounting for existing construction joint ventures.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Construction Joint Ventures

The carrying amounts and classification of assets and liabilities of construction joint ventures we are required to consolidate are included in our condensed consolidated financial statements as follows:

(in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Cash and cash equivalents[1]	$69,423	$75,122	$107,978
Other current assets	40,410	33,750	26,666
Total current assets	109,833	108,872	134,644
Noncurrent assets	7,516	8,671	6,686
Total assets[2]	$117,349	$117,543	$141,330

Accounts payable	$28,591	$38,193	$25,952
Billings in excess of costs and estimated earnings[1]	24,827	22,251	40,413
Accrued expenses and other current liabilities	5,640	5,129	8,526
Total current liabilities	59,058	65,573	74,891
Noncurrent liabilities	28	4	1
Total liabilities[2]	$59,086	$65,577	$74,892
1The volume and stage of completion of contracts from our consolidated construction joint ventures may cause fluctuations in cash and cash equivalents, as well as billings in excess of costs and estimated earnings between periods.
2The assets and liabilities of each joint venture relate solely to that joint venture. The decision to distribute joint venture cash and cash equivalents and assets must generally be made jointly by all of the partners and, accordingly, these cash and cash equivalents and assets generally are not available for the working capital needs of Granite.

At March 31, 2012, we were engaged in two active consolidated construction joint venture projects with total contract values of $235.9 million and $317.5 million. Our proportionate share of the equity in these joint ventures was 45.0% and 60.0%, respectively.

Unconsolidated Construction Joint Ventures

We account for our share of construction joint ventures that we are not required to consolidate on a pro rata basis in the condensed consolidated statements of operations and as a single line item on the condensed consolidated balance sheets. As of March 31, 2012, these unconsolidated joint ventures were engaged in nine active construction projects with total contract values ranging from $57.8 million to $1.2 billion. Our proportionate share of the equity in these unconsolidated joint ventures ranged from 20.0% to 50.0%. As of March 31, 2012, revenue remaining to be recognized on these unconsolidated joint ventures ranged from $2.8 million to $242.2 million.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Assets:
Cash and cash equivalents[1]	$341,989	$338,681	$331,169
Other assets	236,712	264,901	204,066
Less partners’ interest	362,474	364,979	325,454
Granite’s interest	216,227	238,603	209,781
Liabilities:
Accounts payable	98,872	85,075	76,009
Billings in excess of costs and estimated earnings[1]	240,043	280,650	278,132
Other liabilities	5,645	8,595	9,540
Less partners’ interest	220,284	236,746	232,673
Granite’s interest	124,276	137,574	131,008
Equity in construction joint ventures	$91,951	$101,029	$78,773
 1The volume and stage of completion of contracts from our unconsolidated construction joint ventures may cause fluctuations in cash and cash equivalents, as well as billings in excess of costs and estimated earnings between periods.

	Three Months Ended March 31,
(in thousands)	2012	2011
Revenue:
Total	$205,832	$199,768
Less partners’ interest[1]	132,203	126,346
Granite’s interest	73,629	73,422
Cost of revenue:
Total	169,612	150,880
Less partners’ interest[1]	109,240	101,864
Granite’s interest	60,372	49,016
Granite’s interest in gross profit	$13,257	$24,406
1Partners’ interest represents amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest, adjusted to reflect our accounting policies.

Line Item Joint Ventures

The revenue for each line item joint venture partner’s discrete items of work is defined in the contract with the project owner and each venture partner bears the profitability risk associated with its own work. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We account for our portion of these contracts as project revenues and costs in our accounting system and include receivables and payables associated with our work in our condensed consolidated financial statements. As of March 31, 2012, we had four active line item joint venture construction projects with total contract values ranging from $52.1 million to $128.3 million of which our portions ranged from $21.4 million to $53.6 million. As of March 31, 2012, revenue remaining to be recognized on these line item joint ventures ranged from $6.8 million to $37.0 million.

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

Substantially all the assets of these real estate entities in which we are participants through our GLC subsidiary are classified as real estate held for development and sale or real estate held for use. All outstanding debt of these entities is non-recourse to Granite. However, there is recourse to our real estate affiliates that incurred the debt. Our real estate affiliates include limited partnerships or limited liability companies of which we are a limited partner or member. In the fourth quarter of 2010, we publicly announced our work in progress on our Enterprise Improvement Plan which includes business plans to orderly divest of our real estate investment business by the end of 2013, subject to market conditions and our ability to negotiate sales of certain assets at prices acceptable to us. In 2011, development activities were curtailed for the majority of our real estate development projects as divestiture efforts increased. During the three months ended March 31, 2012, we recorded amounts associated with the sale or other disposition of two real estate projects, the impact of which was not significant to our results of operations. Subsequent to the sale or other disposition of these projects, GLC had no significant continuing involvement with the associated entities.

GLC receives authorization to provide additional financial support for certain of its real estate entities in increments to address changes in business plans.  During the three months ended March 31, 2012, GLC was not authorized to increase its financial support to consolidated real estate entities and during the three months ended March 31, 2011, GLC was authorized to increase its financial support to consolidated real estate entities by $12.0 million on three separate projects. As of March 31, 2012, $3.3 million of the total authorized investment had yet to be contributed to the consolidated entities.

We have determined that certain of the real estate joint ventures are VIEs as defined by ASC Topic 810, Consolidation, and related standards. To ascertain if we are required to consolidate the VIE, we continually evaluate whether we are the VIE’s primary beneficiary. The factors we consider in determining whether we are a VIE’s primary beneficiary include the decision authority of each partner, which partner manages the day-to-day operations of the project and the amount of our equity investment in relation to that of our partners. Based on our ongoing primary beneficiary assessments, there were no changes to our determinations of whether we are the VIE’s primary beneficiary for existing real estate entities during the three months ended March 31, 2012 and 2011.

To determine if impairment charges should be recognized, the carrying amount of each consolidated real estate development project is reviewed on a quarterly basis in accordance with ASC Topic 360, Property, Plant, and Equipment, and each real estate development project accounted for under the equity method of accounting is reviewed in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures. The review of each project includes an evaluation of entitlement status, market conditions, existing offers to purchase, cost of construction, debt load, development schedule, status of joint venture partners and other factors specific to each project to determine if events or changes in circumstances indicate that a project’s carrying amount may not be recoverable. If events or changes in circumstances indicate that a consolidated project’s carrying amount may not be recoverable, the future undiscounted cash flows are estimated and compared to the project’s carrying amount. In the event that the project’s estimated future undiscounted cash flows or investment’s fair value are not sufficient to recover the carrying amounts, it is written down to its estimated fair value. The projects accounted for under the equity method are evaluated for impairment using the other-than-temporary impairment model, which requires an impairment charge to be recognized if the project’s carrying amount exceeds its fair value, and the decline in fair value is deemed to be other than temporary. In the event that the estimated fair value is not sufficient to recover the carrying amount of a project, it is written down to its estimated fair value.

Based on our quarterly evaluations of each project’s business plan and our review of each project, we recorded no significant impairment charges during the three months ended March 31, 2012 and 2011.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Real Estate Entities

The carrying amounts and classification of assets and liabilities of real estate entities we are required to consolidate are included in our condensed consolidated balance sheets as follows:

(in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Real estate held for development and sale	$58,363	$67,037	$77,128
Other current assets	2,063	4,715	3,521
Total current assets	60,426	71,752	80,649
Property and equipment, net	—	—	3,283
Other noncurrent assets	—	—	1,043
Total assets	$60,426	$71,752	$84,975

Current maturities of non-recourse debt	$19,765	$22,571	$17,240
Other current liabilities	607	1,794	2,171
Total current liabilities	20,372	24,365	19,411
Long-term non-recourse debt	1,371	9,912	30,454
Other noncurrent liabilities	—	74	309
Total liabilities	$21,743	$34,351	$50,174

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

Included in current assets on our condensed consolidated balance sheets is real estate held for development and sale. The breakdown by type and location of our real estate held for development and sale is summarized below:

	March 31, 2012		December 31, 2011		March 31, 2011
(dollars in thousands)	Amount	Number of Projects	Amount	Number of Projects	Amount	Number of Projects
Residential	$47,430	3	$54,610	4	$55,972	5
Commercial	10,933	4	12,427	5	21,156	6
Total	$58,363	7	$67,037	9	$77,128	11

Washington	$46,992	2	$47,600	2	$45,586	2
California	2,512	4	4,006	5	14,355	7
Texas	8,859	1	8,859	1	8,859	1
Oregon	—	—	6,572	1	8,328	1
Total	$58,363	7	$67,037	9	$77,128	11

Investments in Affiliates

We account for our share of unconsolidated real estate entities in which we have determined we are not the primary beneficiary in other income in the condensed consolidated statements of operations and as a single line item on our condensed consolidated balance sheets as investments in affiliates. At March 31, 2012, these entities were engaged in real estate development projects with total assets ranging from approximately $3.0 million to $48.9 million. Our proportionate share of the profits and losses of these entities depends on the ultimate operating results of the entities.

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

Our investments in affiliates balance consists of the following:

(in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Equity method investments in real estate affiliates	$16,725	$16,478	$12,147
Equity method investments in other affiliates	11,495	11,841	10,346
Total equity method investments	28,220	28,319	22,493
Cost method investments	2,752	2,752	6,400
Total investments in affiliates	$30,972	$31,071	$28,893

The breakdown by type and location of our interests in real estate affiliates accounted for under the equity method is summarized below:

	March 31, 2012		December 31, 2011		March 31, 2011
(dollars in thousands)	Amount	Number of Projects	Amount	Number of Projects	Amount	Number of Projects
Residential	$11,977	2	$11,903	2	$8,989	2
Commercial	4,748	3	4,575	3	3,158	3
Total	$16,725	5	$16,478	5	$12,147	5

Texas	$16,725	5	$16,478	5	$12,147	5
Total	$16,725	5	$16,478	5	$12,147	5

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a 100% combined basis:

(in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Total assets	$160,588	$157,771	$153,652
Net assets	88,138	82,511	80,546
Granite’s share of net assets	28,220	28,319	22,493

8.	Property and Equipment, net

Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net on our condensed consolidated balance sheets as follows:

(in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Land and land improvements	$125,596	$124,216	$124,932
Quarry property	177,274	175,612	173,067
Buildings and leasehold improvements	81,291	81,272	84,772
Equipment and vehicles	728,407	733,158	774,111
Office furniture and equipment	60,615	55,570	44,174
Property and equipment	1,173,183	1,169,828	1,201,056
Less: accumulated depreciation and depletion	731,051	722,688	732,127
Property and equipment, net	$442,132	$447,140	$468,929

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Intangible Assets

The balances of the following intangible assets are included in other noncurrent assets on our condensed consolidated balance sheets:

Indefinite-lived Intangible Assets:

(in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Goodwill[1]	$9,900	$9,900	$9,900
Use rights and other	393	393	1,319
Total unamortized intangible assets	$10,293	$10,293	$11,219
1Goodwill for all periods presented primarily relates to our Construction segment.

Amortized Intangible Assets:

March 31, 2012		Accumulated
(in thousands)	Gross Value	Amortization	Net Value
Permits	$29,713	$(8,589)	$21,124
Customer lists	2,198	(2,000)	198
Covenants not to compete	1,588	(1,510)	78
Other	871	(621)	250
Total amortized intangible assets	$34,370	$(12,720)	$21,650

December 31, 2011
(in thousands)
Permits	$29,713	$(7,573)	$22,140
Customer lists	2,198	(1,942)	256
Covenants not to compete	1,588	(1,476)	112
Other	871	(583)	288
Total amortized intangible assets	$34,370	$(11,574)	$22,796

March 31, 2011
(in thousands)
Permits	$29,713	$(6,468)	$23,245
Customer lists	2,198	(1,772)	426
Covenants not to compete	1,588	(1,364)	224
Other	871	(470)	401
Total amortized intangible assets	$34,370	$(10,074)	$24,296
Amortization expense related to these intangible assets for the three months ended March 31, 2012 and 2011 was approximately $1.1 million and $0.5 million, respectively. Based on the amortized intangible assets balance at March 31, 2012, amortization expense expected to be recorded in the future is as follows: $2.6 million for the remainder of 2012; $1.3 million in 2013; $1.1 million in 2014; $1.1 million in 2015; $1.1 million in 2016; and $14.5 million thereafter.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Restructuring

Selling, general and administrative expenses for the three months ended March 31, 2012 included a net gain on restructuring of $1.9 million related to divestiture activities of our real estate investment business. We recorded no significant restructuring charges during the three months ended March, 31 2011. During 2012 and beyond, we may record up to $8.0 million of restructuring charges, primarily related to previously planned additional consolidation efforts and assets to be held-for-sale as part of our Enterprise Improvement Plan. The ultimate amount and timing of future restructuring charges is subject to market conditions and our ability to negotiate sales of certain assets at prices acceptable to us.

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

As of March 31, 2012, we were in compliance with the covenants contained in our senior note agreements and Credit Agreement.

Except as noted below, as of March 31, 2012, we were in compliance with the covenants contained in our debt agreements related to our consolidated real estate entities, and we are not aware of any material non-compliance by any of our unconsolidated entities with the covenants contained in their debt agreements. As of March 31, 2012, one of our consolidated real estate entities was in default under debt agreements as a result of a change in the venture partner’s financial condition. In addition, as of March 31, 2012, one of our unconsolidated real estate entities was in default under debt agreements as a result of the failure to timely make a principal payment. The affected loans are non-recourse to Granite and these defaults do not result in cross-defaults under other debt agreements under which Granite is the obligor; however, there is recourse to the real estate entity that incurred the debt. The real estate entities in default are currently in discussions with lenders to revise the terms of the defaulted debt agreements.

12.	Weighted Average Shares Outstanding

A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net loss per share in the accompanying condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
(in thousands)	2012	2011
Weighted average shares outstanding:
Weighted average common stock outstanding	38,667	38,712
Less: weighted average unvested restricted stock outstanding	402	749
Total basic weighted average shares outstanding	38,265	37,963

Diluted weighted average shares outstanding:
Weighted average common stock outstanding, basic	38,265	37,963
Effect of dilutive securities:
Common stock options and restricted stock units[1]	—	—
Total weighted average shares outstanding assuming dilution	38,265	37,963
1Due to the net loss for the quarters ended March 31, 2012 and 2011, restricted stock units representing approximately 474,000 and 242,000 shares, respectively, have been excluded from the number of shares used in calculating diluted net loss per share for the respective periods, as their inclusion would be antidilutive.

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

Our effective tax rate was 28.9% for the three months ended March 31, 2012 and was 41.9% for the three months ended March 31, 2011. The change was primarily due to the recognition and measurement of previously unrecognized tax benefits, which is considered a discrete item for tax provision purposes for the three months ended March 31, 2011. The recognition and measurement of these tax benefits was the result of a favorable settlement of an income tax examination conducted by the Internal Revenue Service.

15.	Equity

The following tables summarize our equity activity for the periods presented:

(in thousands)	Granite Construction Incorporated	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$799,197	$28,466	$827,663
Purchase of common stock[1]	(3,837)	—	(3,837)
Other transactions with shareholders[3]	2,714	—	2,714
Transactions with noncontrolling interests, net[4]	—	(66)	(66)
Net (loss) income	(11,773)	3,086	(8,687)
Dividends on common stock	(5,021)	—	(5,021)
Balance at March 31, 2012	$781,280	$31,486	$812,766

(in thousands)
Balance at December 31, 2010	$761,031	$34,604	$795,635
Purchase of common stock[2]	(3,515)	—	(3,515)
Other transactions with shareholders[3]	1,802	—	1,802
Transactions with noncontrolling interests, net[4]	—	(2,062)	(2,062)
Net (loss) income	(9,007)	1,751	(7,256)
Dividends on common stock	(5,023)	—	(5,023)
Balance at March 31, 2011	$745,288	$34,293	$779,581
1Represents 122,000 shares purchased in connection with employee tax withholding for shares/units granted under our Amended and Restated 1999 Equity Incentive Plan.
2Represents 124,000 shares purchased in connection with employee tax withholding for shares granted under our Amended and Restated 1999 Equity Incentive Plan.
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

In the ordinary course of business, we are involved in various legal proceedings that are pending against us and our affiliates alleging, among other things, breach of contract or tort in connection with the performance of professional services, the various outcomes of which cannot be predicted with certainty. The most significant of these proceedings are as follows:

•
US Highway 20 Project: Our wholly owned subsidiaries, GCCO and Granite Northwest, Inc., are members of a joint venture known as YRC which is contracted by ODOT to construct a new road alignment of US Highway 20 near Eddyville, Oregon. The project involves constructing seven miles of new road through steep and forested terrain in the Coast Range Mountains. During the fall and winter of 2006, extraordinary rain events produced runoff that overwhelmed installed erosion control measures and resulted in discharges to surface water and alleged violations of YRC’s stormwater permit. In June 2009, YRC was informed that the U.S. Department of Justice (“USDOJ”) had assumed the criminal investigation that the Oregon Department of Justice had initiated in connection with stormwater runoff from the project. Although the USDOJ has informed YRC that the USDOJ will not criminally charge YRC or any Granite affiliate in connection with these matters, the USDOJ informed YRC it was continuing to seek an unspecified civil penalty which we are seeking to resolve. Under certain circumstances the resolution of this matter could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations, cash flow and/or liquidity.

•
Grand Avenue Project DBE Issues: On March 6, 2009, the U.S. Department of Transportation, Office of Inspector General (“OIG”) served upon our wholly-owned subsidiary, Granite Construction Northeast, Inc. (“Granite Northeast”), a United States District Court Eastern District of New York subpoena to testify before a grand jury by producing documents. The subpoena seeks all documents pertaining to the use of a DBE firm (the “Subcontractor”), and the Subcontractor’s use of a non-DBE lower tier subcontractor/consultant, on the Grand Avenue Bus Depot and Central Maintenance Facility for the Borough of Queens Project, a Granite Northeast project.  The subpoena also seeks any documents regarding the use of the Subcontractor as a DBE on any other projects and any other documents related to the Subcontractor or to the lower-tier subcontractor/consultant.  We have received two follow-up requests from the USDOJ for additional information and documents.  We have complied with the subpoena and the requests, and are fully cooperating with the OIG’s investigation. To date, Granite Northeast has not been notified that it is either a subject or target of the OIG’s investigation. Accordingly, we do not know whether any criminal charges or civil lawsuits will be brought against any party as a result of the investigation. We cannot, however, rule out the possibility of civil or criminal actions or administrative sanctions being brought against Granite Northeast.

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

We record amounts in our condensed consolidated balance sheets representing our estimated liability relating to legal proceedings and government inquiries. During the three months ended March 31, 2012 and 2011, there were no significant additions or revisions to the estimated liability that were recorded in our condensed consolidated statements of operations, or significant changes to our accrual for such ligation loss contingencies on our condensed consolidated balance sheets.

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

The Real Estate segment purchases, develops, operates, sells and invests in real estate related projects and provides real estate services for the Company’s operations. The Real Estate segment’s current portfolio consists of residential, retail and office site development projects for sale to home and commercial property developers in Washington, California and Texas. In October 2010, we announced our Enterprise Improvement Plan that includes plans to orderly divest of our real estate investment business consistent with our strategy to focus on our core business.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies contained in our 2011 Annual Report on Form 10-K. We evaluate segment performance based on gross profit or loss, and do not include overhead and non-operating income or expense. Segment assets include property and equipment, intangibles, inventory, equity in construction joint ventures and real estate held for development and sale.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized segment information is as follows:

	Three Months Ended March 31,
(in thousands)	Construction	Large Project Construction	Construction Materials	Real Estate	Total
2012
Total revenue from reportable segments	$117,946	$163,928	$31,009	$2,663	$315,546
Elimination of intersegment revenue	—	—	(5,386)	—	(5,386)
Revenue from external customers	117,946	163,928	25,623	2,663	310,160
Gross profit (loss)	8,580	22,249	(5,950)	57	24,936
Depreciation, depletion and amortization	3,580	1,268	7,378	—	12,226
Segment assets	114,079	102,393	368,095	58,363	642,930
2011
Total revenue from reportable segments	$92,692	$137,820	$30,656	$2,421	$263,589
Elimination of intersegment revenue	—	—	(6,858)	—	(6,858)
Revenue from external customers	92,692	137,820	23,798	2,421	256,731
Gross profit (loss)	5,553	31,298	(7,270)	407	29,988
Depreciation, depletion and amortization	4,078	768	7,107	88	12,041
Segment assets	120,059	85,931	378,601	88,614	673,205

A reconciliation of segment gross profit to consolidated loss before benefit from income taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2012	2011
Total gross profit from reportable segments	$24,936	$29,988
Selling, general and administrative expenses	43,188	43,372
Gain on sales of property and equipment	1,917	2,704
Other income (expense), net	4,116	(1,799)
Loss before benefit from income taxes	$(12,219)	$(12,479)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Current Economic Environment and Outlook

Significant competition continues to have a negative impact on Construction and Large Project Construction gross margins. In addition, funding issues for public sector infrastructure projects coupled with weak demand for commercial and residential development in many of our markets has had a negative impact on sales of construction materials. While we continue to have a significant amount of work to bid across the country, lower tax revenues, budget deficits, financing constraints and competing priorities have impacted the timing and volume of public infrastructure projects. In addition, the number of new commercial and residential construction projects has been adversely affected by an oversupply of existing inventories of commercial and residential properties, declining property values and subsequent financing restrictions. We expect these challenging conditions to persist throughout 2012.

The current extension of the federal surface transportation program authorization expires in June 2012 and the continuing resolution of appropriations to fund federal government programs for the 2012 fiscal year expires in October 2012. Now that both the Senate and House have passed bills related to the reauthorization of the federal surface transportation program, we are hopeful that conference deliberations will result in a transportation bill that has some reasonable longevity that at a minimum maintains current funding levels. Whether an agreement can be reached that both houses of Congress can agree to remains uncertain. We are encouraged that transportation has continued to be a priority for Congress in early 2012.

In response to the challenging market conditions, we continue to seek opportunities in our traditional markets while leveraging our capabilities and further diversifying into rail, power, water, industrial and federal government opportunities. In addition, in 2010, we implemented the Enterprise Improvement Plan to reduce our cost structure. The majority of restructuring charges associated with the Enterprise Improvement Plan were recorded in 2010. During 2012 and beyond, we may record up to $8.0 million of restructuring charges, primarily related to previously planned additional consolidation efforts and assets to be held-for-sale as part of our Enterprise Improvement Plan. The ultimate amount and timing of future restructuring charges is subject to our ability to negotiate sales of certain assets at prices acceptable to us. We had no material restructuring charges during the three months ended March 31, 2012 and 2011.

Results of Operations

Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

Comparative Financial Summary	Three Months Ended March 31,
(in thousands)	2012	2011
Total revenue	$310,160	$256,731
Gross profit	24,936	29,988
Operating loss	(16,335)	(10,680)
Total other income (expense)	4,116	(1,799)
Amount attributable to noncontrolling interests	(3,086)	(1,751)
Net loss attributable to Granite Construction Incorporated	(11,773)	(9,007)

Revenue

Total Revenue by Segment	Three Months Ended March 31,
(dollars in thousands)	2012		2011
Construction	$117,946	38.0%	$92,692	36.1%
Large Project Construction	163,928	52.8	137,820	53.7
Construction Materials	25,623	8.3	23,798	9.3
Real Estate	2,663	0.9	2,421	0.9
Total	$310,160	100.0%	$256,731	100.0%

Construction Revenue	Three Months Ended March 31,
(dollars in thousands)	2012		2011
California:
Public sector	$67,413	57.1%	$43,404	46.8%
Private sector	7,883	6.7	9,476	10.2
Northwest:
Public sector	16,810	14.3	22,622	24.4
Private sector	13,294	11.3	3,487	3.8
East:
Public sector	10,550	8.9	13,642	14.7
Private sector	1,996	1.7	61	0.1
Total	$117,946	100.0%	$92,692	100.0%

Revenue for the three months ended March 31, 2012 increased by $25.3 million, or 27.2%, compared to the same period in 2011. This increase was due to improved construction activity in our California public sector from improved weather conditions in 2012 when compared to 2011 as well as a result of entering the year with greater backlog. Private sector revenue in the Northwest increased primarily due to increased success in new markets, such as power and industrial. Increases were partially offset by reductions in public sector revenue in both the Northwest and East due to projects nearing completion.

Large Project Construction Revenue[1]	Three Months Ended March 31,
(dollars in thousands)	2012		2011
California	$20,126	12.3%	$15,008	10.9%
Northwest	43,516	26.5	23,980	17.4
East	100,286	61.2	98,832	71.7
Total	$163,928	100.0%	$137,820	100.0%
1For the periods presented, all Large Project Construction revenue was earned from the public sector.

Revenue for the three months ended March 31, 2012 increased by $26.1 million, or 18.9%, compared to the same period in 2011, primarily due to increases in revenue from our California and Northwest sectors. Revenue in both California and the Northwest increased due to progress on jobs that were awarded in late 2010 and early 2011. Revenue in the Northwest was also higher in 2012 as a result of improved weather conditions when compared to 2011.

Construction Materials Revenue	Three Months Ended March 31,
(dollars in thousands)	2012		2011
California	$19,327	75.4%	$18,893	79.4%
Northwest	3,015	11.8	2,125	8.9
East	3,281	12.8	2,780	11.7
Total	$25,623	100.0%	$23,798	100.0%

Revenue for the three months ended March 31, 2012 increased by $1.8 million, or 7.7%, compared to the same period in 2011. The increase was primarily due to improved weather conditions in 2012 when compared to 2011. Despite the increase in revenue, the construction materials business continues to be impacted by the weakness in the commercial and residential development markets.

Real Estate Revenue
Revenue for the three months ended March 31, 2012 remained relatively unchanged when compared to the same period in 2011. Factors that contribute to real estate revenue fluctuations include national and local market conditions, entitlement status and buyers’ access to capital.

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

The following tables illustrate our contract backlog as of the respective dates:

Total Contract Backlog by Segment
(dollars in thousands)	March 31, 2012		December 31, 2011		March 31, 2011
Construction	$622,240	29.9%	$513,624	25.4%	$696,055	34.7%
Large Project Construction	1,460,674	70.1	1,508,830	74.6	1,307,622	65.3
Total	$2,082,914	100.0%	$2,022,454	100.0%	$2,003,677	100.0%

Construction Contract Backlog
(dollars in thousands)	March 31, 2012		December 31, 2011		March 31, 2011
California:
Public sector	$349,013	56.1%	$311,975	60.7%	$383,032	55.0%
Private sector	10,224	1.6	10,899	2.1	15,295	2.2
Northwest:
Public sector	177,842	28.6	148,030	28.8	215,810	31.0
Private sector	51,395	8.3	26,543	5.2	10,840	1.6
East:
Public sector	32,052	5.2	13,163	2.6	70,482	10.1
Private sector	1,714	0.2	3,014	0.6	596	0.1
Total	$622,240	100.0%	$513,624	100.0%	$696,055	100.0%

Construction contract backlog of $622.2 million at March 31, 2012 was $108.6 million, or 21.1%, higher than at December 31, 2011 and $73.8 million, or 10.6%, lower than at March 31, 2011. The increase from December 31, 2011 was primarily due to new awards, partially offset by progress on existing projects. New awards included a $52.5 million highway widening project and a $14.2 million highway rebuild project, both in California, as well as a $28.9 million streetcar project in Arizona and a $17.3 million rail car facility project in Washington. The decrease from March 31, 2011 was due to progress on existing projects. In May 2012, we received a $29.4 million award for a highway renovation project in California that will be booked into contract backlog in the second quarter of 2012.

Large Project Construction Contract Backlog[1]
(dollars in thousands)	March 31, 2012		December 31, 2011		March 31, 2011
California	$201,077	13.8%	$214,698	14.2%	$154,678	11.8%
Northwest	396,034	27.1	397,957	26.4	478,301	36.6
East	863,563	59.1	896,175	59.4	674,643	51.6
Total	$1,460,674	100.0%	$1,508,830	100.0%	$1,307,622	100.0%
1For all dates presented, Large Project Construction contract backlog is related to contracts with public agencies.

Large project construction contract backlog of $1.5 billion at March 31, 2012 was $48.2 million, or 3.2%, lower than at December 31, 2011, and $153.1 million, or 11.7%, higher than at March 31, 2011. The decrease from December 31, 2011 primarily reflected work completed during the quarter, partially offset by new awards. During the three months ended March 31, 2012, we were awarded a highway rework project in Colorado that is an internal partnership with $62.4 million and $53.1 million included in Northwest and East contract backlog, respectively. The increase from March 31, 2011 was attributable to higher contract backlog entering 2012.

Noncontrolling interests included in Large Project Construction contract backlog as of March 31, 2012, December 31, 2011, and March 31, 2011 were $138.0 million, $154.6 million and $232.3 million, respectively.

Gross Profit

The following table presents gross profit (loss) by business segment for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2012	2011
Construction	$8,580	$5,553
Percent of segment revenue	7.3%	6.0%
Large Project Construction	22,249	31,298
Percent of segment revenue	13.6	22.7
Construction Materials	(5,950)	(7,270)
Percent of segment revenue	(23.2)	(30.5)
Real Estate	57	407
Percent of segment revenue	2.1	16.8
Total gross profit	$24,936	$29,988
Percent of total revenue	8.0%	11.7%

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

The following table presents revenue from projects that have not yet reached our profit recognition threshold:

	Three Months Ended March 31,
(in thousands)	2012	2011
Construction	$10,248	$8,983
Large Project Construction	18,286	47,223
Total revenue from contracts with deferred profit	$28,534	$56,206

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

When we experience significant contract forecast changes, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as a change in estimate for the current period. In our review of these changes for the three months ended March 31, 2012, we did not identify any material amounts that should have been recorded in a prior period.

Construction gross profit increased $3.0 million, or 54.5%, for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to increased revenue from improved weather conditions in 2012 and entering the year with greater backlog. Construction gross profit as a percent of revenue for the three months ended March 31, 2012 increased to 7.3% from 6.0% for the same period in 2011.

Large Project Construction gross profit for the three months ended March 31, 2012 decreased $9.0 million compared to the same period in 2011. Large Project Construction gross profit as a percent of revenue for the three months ended March 31, 2012 decreased to 13.6% from 22.7% for the same period in 2011. The decrease in gross profit was primarily due to the recognition of deferred profit on a project that reached the profit recognition threshold in the first quarter of 2011. Our wholly owned subsidiaries, Granite Construction Company (“GCCO”) and Granite Northwest, Inc., are members of a joint venture known as Yaquina River Constructors (“YRC”) which has been under contract with the Oregon Department of Transportation (“ODOT”) to construct a new road alignment of U.S. Highway 20 near Eddyville, Oregon. In addition to previous geologic landslide issues, unanticipated ground movement was observed at several hillsides beginning in 2010. YRC and ODOT have been in dispute regarding their respective responsibilities under the terms of the contract relative to the project revisions necessary on account of the unanticipated ground movement. In March 2012, YRC received a Notice of Default (the “Notice”) from ODOT which YRC believes was without merit. Subsequent to March 31, 2012, ODOT and YRC have reached a settlement that withdraws and rescinds the Notice and releases both parties from claims against the other. The settlement ends YRC’s responsibility to complete the project following limited site maintenance and demobilization work by YRC. The settlement does not have a material impact on the Company’s financial position or results of operations.

Construction Materials gross loss decreased $1.3 million for the three months ended March 31, 2012 compared to the same period in 2011 due to improved weather conditions in 2012 when compared to 2011. Despite the decrease in gross loss, the residential, commercial and private markets remained depressed.

Real Estate gross profit remained relatively unchanged for the three months ended March 31, 2012 compared to the same period in 2011 as the residential, commercial and private markets remained depressed. Factors that contribute to real estate revenue fluctuations include national and local market conditions, entitlement status and buyers access to capital.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2012	2011
Selling
Salaries and related expenses	$9,827	$10,810
Other selling expenses	2,028	1,658
Total selling	11,855	12,468
General and administrative
Salaries and related expenses	14,713	14,227
Incentive compensation	1,204	1,620
Restricted stock amortization	4,196	3,149
Non-qualified deferred compensation earnings	1,299	694
Other general and administrative expenses	9,921	11,214
Total general and administrative	31,333	30,904
Total selling, general and administrative	$43,188	$43,372
Percent of revenue	13.9%	16.9%

Selling, general and administrative expenses for the three months ended March 31, 2012 decreased $0.2 million, or 0.4%, compared to the same period in 2011.

Selling Expenses
Selling expenses include the costs of aggregate resource development, business development, estimating and bidding. Selling compensation can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses.

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

Total general and administrative expenses for the three months ended March 31, 2012 increased $0.4 million compared to the same period in 2011. Included in other general and administrative expenses for the three months ended March 31, 2012 was a net gain on restructuring of $1.9 million related to divestiture activities of our real estate investment business. Other general and administrative expenses include information technology, occupancy, office supplies, depreciation, travel and entertainment, outside services, training and other miscellaneous expenses.

Other Income (Expense)

The following table presents the components of other income (expense) for the respective periods:

	Three Months Ended March 31,
(in thousands)	2012	2011
Interest income	$1,044	$1,244
Interest expense	(3,182)	(3,356)
Equity in loss of affiliates	(617)	(257)
Other income, net	6,871	570
Total other income (expense)	$4,116	$(1,799)

The $6.3 million increase in other income, net for the three months ended March 31, 2012 from the same period in 2011 was primarily due to a $5.3 million gain related to the periodic sale of gold, a by-product of aggregate production.

Income Taxes

The following table presents the benefit from income taxes for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2012	2011
Benefit from income taxes	$(3,532)	$(5,223)
Effective tax rate	28.9%	41.9%

We calculate our income tax benefit at the end of each interim period by estimating our annual effective tax rate and applying that rate to our year-to-date ordinary loss. The effect of changes in enacted tax laws, tax rates or tax status is recognized in the interim period in which the change occurs.

Our effective tax rate was 28.9% for the three months ended March 31, 2012 and was 41.9% for the three months ended March 31, 2011.  The change was primarily due to the recognition and measurement of previously unrecognized tax benefits, which is considered a discrete item for tax provision purposes, during the three months ended March 31, 2011. The recognition and measurement of these tax benefits was the result of a favorable settlement of an income tax examination conducted by the Internal Revenue Service.

Noncontrolling Interests

The following table presents the amount attributable to noncontrolling interests in consolidated subsidiaries for the respective periods:

	Three Months Ended March 31,
(in thousands)	2012	2011
Amount attributable to noncontrolling interests	$(3,086)	$(1,751)

The amount attributable to noncontrolling interests represents the noncontrolling owners’ share of the income or loss of our consolidated construction joint ventures and real estate development entities.

Certain Legal Proceedings

As discussed in Note 16 to the unaudited condensed consolidated financial statements included in this report, under certain circumstances the resolution of certain legal proceedings to which we are subject could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations, cash flows and/or liquidity.

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

The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated joint ventures, as of the respective dates:

(in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Cash and cash equivalents excluding consolidated joint ventures	$156,803	$181,868	$132,790
Consolidated construction joint venture cash and cash equivalents[1]	69,423	75,122	107,978
Total consolidated cash and cash equivalents	226,226	256,990	240,768
Short-term and long-term marketable securities[2]	140,558	149,658	129,335
Total cash, cash equivalents and marketable securities	$366,784	$406,648	$370,103

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

Cash Flows	Three Months Ended March 31,
(in thousands)	2012	2011
Net cash (used in) provided by:
Operating activities	$(22,873)	$676
Investing activities	3,377	5,011
Financing activities	(11,268)	(16,941)

Cash used in operating activities of $22.9 million for the three months ended March 31, 2012 represents a $23.5 million decrease from the amount of cash provided by operating activities during the same period in 2011.  This decrease was primarily driven by a less favorable change in working capital items in 2012 as compared to 2011.

Cash provided by investing activities for the three months ended March 31, 2012 decreased $1.6 million when compared to the same period in 2011 primarily due to a $1.7 million decrease in proceeds from sale of property and equipment.

Cash used in financing activities for the three months ended March 31, 2012 decreased $5.7 million compared to the same period in 2011. The primary reason for this change was a $4.7 million decrease in long-term debt principal payments associated with our real estate entities.

Capital Expenditures

During the three months ended March 31, 2012, we had capital expenditures of $9.2 million compared to $11.8 million during the same period in 2011. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate investing approximately $50.0 million in capital expenditures during 2012. During the year ended December 31, 2011, we had capital expenditures of $45.0 million.

Credit Agreement

We have a $100.0 million committed secured revolving credit facility, with a sublimit for letters of credit of $50.0 million (“Credit Agreement”), which expires on June 22, 2013. Borrowings under the Credit Agreement bear interest at LIBOR plus an applicable margin. LIBOR varies based on the applicable loan term. The applicable margin is based upon certain financial ratios calculated quarterly and was 2.75% at March 31, 2012. Accordingly, the effective interest rate was between 2.99% and 3.80% at March 31, 2012. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on substantially all of the assets of Granite Construction Incorporated and our subsidiaries that are guarantors or co-borrowers under the Credit Agreement, excluding any owned or leased real property subject to an existing mortgage. At March 31, 2012, there were no revolving loans outstanding under the Credit Agreement, but there were standby letters of credit totaling approximately $4.2 million. The letters of credit will expire between October 2012 and March 2013. These letters of credit will be automatically replaced upon expiration.

The most significant restrictive covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Tangible Net Worth, a minimum Consolidated Interest Coverage Ratio and a maximum Adjusted Consolidated Leverage Ratio. The calculations and terms of such covenants are defined by Amendment No. 1 of the Credit Agreement filed as Exhibit 10.1 to our current report on Form 8-K filed December 30, 2010. As of March 31, 2012 and pursuant to the definitions in the Credit Agreement, our Consolidated Tangible Net Worth was $761.7 million, which exceeded the minimum of $667.9 million, the Consolidated Interest Coverage Ratio was 10.07, which exceeded the minimum of 4.00 and the Adjusted Consolidated Leverage Ratio was 1.45, which did not exceed the maximum of 3.75. The maximum Adjusted Consolidated Leverage Ratio gradually decreases in 0.25 increments until reaching 3.00 for the quarter ending March 31, 2013.

Senior Notes Payable

As of March 31, 2012, senior notes payable in the amount of $16.7 million were due to a group of institutional holders in nine equal annual installments which began in 2005 and bear interest at 6.96% per annum. The most significant covenant under the terms of the related agreement requires the maintenance of a minimum Consolidated Net Worth, the calculations and terms of which are defined by the related agreement filed as Exhibit 10.3 to our Form 10-Q filed August 14, 2001. As of March 31, 2012 and pursuant to the definitions in the note agreement, our Consolidated Net Worth was $781.3 million, which exceeded the minimum of $686.5 million.

In addition, as of March 31, 2012, senior notes payable in the amount of $200.0 million were due to a second group of institutional holders in five equal annual installments beginning in 2015 and bear interest at 6.11% per annum. The most significant covenant under the terms of the related agreement requires the maintenance of a minimum Consolidated Net Worth, the calculations and terms of which are defined by the related agreement filed as Exhibit 10.1 to our current report on Form 8-K filed January 31, 2008. As of March 31, 2012 and pursuant to the definitions in the note agreement, our Consolidated Net Worth was $781.3 million, which exceeded the minimum of $697.4 million.

Surety Bonds and Real Estate Mortgages

We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At March 31, 2012, approximately $2.0 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

A significant portion of our real estate held for development and sale is subject to mortgage indebtedness. All of this indebtedness is non-recourse to Granite but is recourse to the real estate entities that incurred the indebtedness. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entities to repay portions of the debt. During the three months ended March 31, 2012, we provided no significant funding to our real estate entities. As of March 31, 2012, the principal amount of debt of our real estate entities secured by mortgages was $21.2 million, of which $19.8 million was included in current liabilities and $1.4 million was included in long-term liabilities on our condensed consolidated balance sheet.

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

As of March 31, 2012, we were in compliance with the covenants contained in our senior note agreements and Credit Agreement.

Except as noted below, as of March 31, 2012, we were in compliance with the covenants contained in our debt agreements related to our consolidated real estate entities, and we are not aware of any material non-compliance by any of our unconsolidated entities with the covenants contained in their debt agreements. As of March 31, 2012, one of our consolidated real estate entities was in default under debt agreements as a result of a change in the venture partner’s financial condition. In addition, as of March 31, 2012, one of our unconsolidated real estate entities was in default under debt agreements as a result of the failure to timely make a principal payment. The affected loans are non-recourse to Granite and these defaults do not result in cross-defaults under other debt agreements under which Granite is the obligor; however, there is recourse to the real estate entity that incurred the debt. The real estate entities in default are currently in discussions with lenders to revise the terms of the defaulted debt agreements.

Share Purchase Program

In 2007, our Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion. As of March 31, 2012, $64.1 million was available for purchase. We did not purchase shares under the share purchase program in any of the periods presented.

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

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risks since December 31, 2011.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out, as of March 31, 2012, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2012, we implemented new enterprise resource planning software that replaced our existing systems across the Company to improve productivity and process efficiencies. During the implementation process, we took necessary steps, including modifications to existing internal controls where necessary, to maintain appropriate internal control over financial reporting. We will continue to monitor controls through and around the system to provide reasonable assurance that controls are effective after the implementation process.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The description of the matters set forth in Part I, Item 1 of this Report under “Note 16 - Legal Proceedings” is incorporated herein by reference.

Item 1A.	RISK FACTORS

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2012, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended March 31, 2012:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
January 1, 2012 through January 30, 2012	4,614	$24.03	—	$64,065,401
February 1, 2012 through February 29, 2012	36,626	$28.84	—	$64,065,401
March 1, 2012 through March 31, 2012	80,305	$29.32	—	$64,065,401
	121,545	$28.98	—
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

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5.	OTHER INFORMATION

Not Applicable.

Item 6. EXHIBITS

31.1	†	Certification of Principal Executive Officer
31.2	†	Certification of Principal Financial Officer
32	††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	†	Mine Safety Disclosure
101.INS	††	XBRL Instance Document
101.SCH	††	XBRL Taxonomy Extension Schema
101.CAL	††	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	††	XBRL Taxonomy Extension Definition Linkbase
101.LAB	††	XBRL Taxonomy Extension Label Linkbase
101.PRE	††	XBRL Taxonomy Extension Presentation Linkbase

	†	Filed herewith
	††	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date:	May 8, 2012	By:	/s/ Laurel J. Krzeminski
Laurel J. Krzeminski
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)