Form 10-Q
period 2012-06-30
GRANITE CONSTRUCTION INC
filed 2012-08-03
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number: 1-12911

GRANITE CONSTRUCTION INCORPORATED

State of Incorporation:	I.R.S. Employer Identification Number:
Delaware	77-0239383

Address of principal executive offices:
585 W. Beach Street
Watsonville, California 95076
(831) 724-1011
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 23, 2012.

Class	Outstanding
Common Stock, $0.01 par value	38,708,442 shares

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)
	June 30, 2012	December 31, 2011	June 30, 2011
ASSETS
Current assets
Cash and cash equivalents ($67,685, $75,122 and $89,666 related to consolidated construction joint ventures (“CCJV”))	$237,951	$256,990	$190,069
Short-term marketable securities	43,260	70,408	78,255
Receivables, net ($26,903, $30,332 and $31,958 related to CCJVs)	272,562	251,838	283,944
Costs and estimated earnings in excess of billings	69,688	37,703	51,739
Inventories	67,503	50,975	64,727
Real estate held for development and sale	57,367	67,037	78,725
Deferred income taxes	38,571	38,571	52,714
Equity in construction joint ventures	107,821	101,029	87,653
Other current assets	20,436	35,171	34,779
Total current assets	915,159	909,722	922,605
Property and equipment, net ($6,919, $8,671 and $11,012 related to CCJVs)	439,664	447,140	464,616
Long-term marketable securities	45,800	79,250	49,580
Investments in affiliates	28,521	31,071	32,932
Other noncurrent assets	78,503	80,616	82,214
Total assets	$1,507,647	$1,547,799	$1,551,947

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$9,102	$9,102	$8,351
Current maturities of non-recourse debt	16,328	23,071	16,454
Accounts payable ($31,135, $38,193 and $37,229 related to CCJVs)	186,290	158,660	179,664
Billings in excess of costs and estimated earnings ($17,979, $22,251 and $41,386 related to CCJVs)	75,629	90,845	122,014
Accrued expenses and other current liabilities ($3,027, $5,129 and $9,147 related to CCJVs)	155,322	166,790	156,727
Total current liabilities	442,671	448,468	483,210
Long-term debt	200,168	208,501	208,519
Long-term non-recourse debt	4,641	9,912	28,907
Other long-term liabilities	47,393	49,221	46,460
Deferred income taxes	3,644	4,034	10,983
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding 38,684,540 shares as of June 30, 2012, 38,682,771 shares as of December 31, 2011 and 38,677,457 shares as of June 30, 2011	387	387	387
Additional paid-in capital	112,815	111,514	105,287
Retained earnings	667,278	687,296	642,228
Total Granite Construction Incorporated shareholders’ equity	780,480	799,197	747,902
Noncontrolling interests	28,650	28,466	25,966
Total equity	809,130	827,663	773,868
Total liabilities and equity	$1,507,647	$1,547,799	$1,551,947
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
Construction	$245,113	$260,600	$363,059	$353,292
Large project construction	228,799	162,338	392,727	300,158
Construction materials	63,349	58,114	88,972	81,912
Real estate	2,354	3,622	5,017	6,043
Total revenue	539,615	484,674	849,775	741,405
Cost of revenue
Construction	227,152	237,211	336,518	324,350
Large project construction	200,560	149,680	342,239	256,202
Construction materials	58,349	49,644	89,922	80,712
Real estate	1,638	3,183	4,244	5,197
Total cost of revenue	487,699	439,718	772,923	666,461
Gross profit	51,916	44,956	76,852	74,944
Selling, general and administrative expenses	40,806	38,793	83,994	82,165
Gain on sales of property and equipment	2,954	3,270	4,871	5,974
Operating income (loss)	14,064	9,433	(2,271)	(1,247)
Other income (expense)
Interest income	611	575	1,655	1,819
Interest expense	(2,827)	(879)	(6,009)	(4,235)
Equity in loss of affiliates	(484)	(181)	(1,101)	(438)
Other (expense) income, net	(5,018)	(688)	1,853	(118)
Total other expense	(7,718)	(1,173)	(3,602)	(2,972)
Income (loss) before provision for (benefit from) income taxes	6,346	8,260	(5,873)	(4,219)
Provision for (benefit from) income taxes	1,859	2,087	(1,673)	(3,136)
Net income (loss)	4,487	6,173	(4,200)	(1,083)
Amount attributable to noncontrolling interests	(2,538)	(1,227)	(5,624)	(2,978)
Net income (loss) attributable to Granite Construction Incorporated	$1,949	$4,946	$(9,824)	$(4,061)

Net income (loss) per share attributable to common shareholders (see Note 13)
Basic	$0.05	$0.13	$(0.26)	$(0.11)
Diluted	$0.05	$0.13	$(0.26)	$(0.11)
Weighted average shares of common stock
Basic	38,471	38,140	38,368	38,052
Diluted	39,151	38,479	38,368	38,052
Dividends per common share	$0.13	$0.13	$0.26	$0.26
 The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)
Six Months Ended June 30,	2012	2011
Operating activities
Net loss	$(4,200)	$(1,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	29,573	30,464
Non-cash restructuring, net	(1,888)	661
Other non-cash impairment charges	2,752	—
Gain on sales of property and equipment	(4,871)	(5,974)
Stock-based compensation	6,492	5,913
Changes in assets and liabilities, net of the effects of consolidations:
Receivables	(20,771)	(36,910)
Costs and estimated earnings in excess of billings, net	(47,201)	(39,391)
Inventories	(16,528)	(13,709)
Real estate held for development and sale	722	(1,820)
Equity in construction joint ventures	(6,792)	(12,937)
Other assets, net	15,031	5,353
Accounts payable	27,632	49,964
Accrued expenses and other current liabilities, net	(14,575)	2,733
Net cash used in operating activities	(34,624)	(16,736)
Investing activities
Purchases of marketable securities	(39,945)	(65,287)
Maturities of marketable securities	65,100	58,375
Proceeds from sale of marketable securities	35,000	19,268
Additions to property and equipment	(19,855)	(27,542)
Proceeds from sales of property and equipment	6,078	10,266
Other investing activities, net	(978)	120
Net cash provided by (used in) investing activities	45,400	(4,800)
Financing activities
Long-term debt principal payments	(10,834)	(16,151)
Cash dividends paid	(10,050)	(10,061)
Purchase of common stock	(4,054)	(3,662)
Distributions to noncontrolling partners, net	(5,440)	(11,616)
Other financing activities, net	563	1,073
Net cash used in financing activities	(29,815)	(40,417)
Decrease in cash and cash equivalents	(19,039)	(61,953)
Cash and cash equivalents at beginning of period	256,990	252,022
Cash and cash equivalents at end of period	$237,951	$190,069

Supplementary Information
Cash paid during the period for:
Interest	$7,158	$8,812
Income taxes	771	240
Non-cash investing and financing activities:
Restricted stock/units issued, net of forfeitures	$11,417	$4,598
Accrued cash dividends	5,029	5,027
Debt payments out of escrow from sale of assets	1,109	3,277
Debt extinguishment from joint venture interest transfer	9,115	—
Debt payment from refinance	1,150	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” “Company” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at June 30, 2012 and 2011 and the results of our operations and cash flows for the periods presented. The December 31, 2011 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements except for the adoption of the following new accounting guidance in the first quarter of 2012:

•
Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity or as a footnote to the condensed consolidated financial statements, and provides the option of presenting comprehensive income in a continuous statement of comprehensive income. This guidance became effective for our quarter ended March 31, 2012 and requires prior year amounts to conform to current year presentation. For all periods presented the comprehensive income (loss) was equal to the net income (loss); therefore, a separate statement of comprehensive income (loss) is not included in the accompanying condensed consolidated financial statements.

•
ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, which clarifies the application of certain existing fair value measurement guidance and expands the disclosure requirements for fair value measurements that are estimated using significant unobservable (Level 3) inputs and for assets and liabilities disclosed but not recorded at fair value. This guidance was effective for our quarter ended March 31, 2012. As a result of this new guidance, we disclosed the level of the fair value hierarchy within which the fair value measurements of assets and liabilities disclosed but not recorded at fair value were categorized (see Note 4). Other items in this new guidance had no impact to our condensed consolidated financial statements.

•
ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which gives companies the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value when assessing goodwill for impairment. If it is determined that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, further impairment analysis is not necessary. However, if it is concluded otherwise, we are required to perform step one of the goodwill impairment test. This guidance was effective as of January 1, 2012 and will be applied during our annual goodwill impairment tests to be performed during the fourth quarter of 2012, and earlier if fact and circumstances indicate that an impairment has occurred. This new guidance will have no impact to our condensed consolidated financial statements for our 2012 fiscal year.

Interim results are subject to significant seasonal variations and the results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Revisions in Estimates

Our profit recognition related to construction contracts is based on estimates of costs to complete each project. These estimates can vary in the normal course of business as projects progress and uncertainties are resolved. We do not recognize revenue on contract change orders or claims until we have a signed agreement; however, we do recognize costs as incurred and revisions to estimated total costs as soon as the obligation to perform is determined. Approved change orders and claims, as well as changes in related estimates of costs to complete, are considered revisions in estimates. We use the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. Under this option, revisions in estimates are accounted for in their entirety in the period of change. As of June 30, 2012, we had no revisions in estimates that are reasonably certain to impact future periods.

Construction

The net changes in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit were net decreases of $1.6 million and $0.8 million for the three and six months ended June 30, 2012, respectively. The net changes for the three and six months ended June 30, 2011 were net increases of $1.4 million and $2.9 million, respectively. The projects are summarized as follows:

Increases

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2012	2011	2012	2011
Number of projects with upward estimate changes	1	1	3	2
Range of increase in gross profit from each project, net	$1.4	$1.4	$1.1 - 3.2	$1.4 - 1.5
Increase on project profitability	$1.4	$1.4	$5.4	$2.9
The increases during the three and six months ended June 30, 2012 were due to lower than anticipated costs and settlement of outstanding issues with contract owners. The increases during the three and six months ended June 30, 2011 were due to construction costs lower than anticipated and owner directed scope changes.

Decreases

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2012	2011	2012	2011
Number of projects with downward estimate changes	2	—	2	—
Range of reduction in gross profit from each project, net	$1.1 - 1.9	$—	$1.4 - 4.8	$—
Decrease on project profitability	$3.0	$—	$6.2	$—
The decreases during the three and six months ended June 30, 2012 were due to lower productivity than originally anticipated.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Large Project Construction

The net changes in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit were net increases of $9.3 million and $13.7 million for the three and six months ended June 30, 2012, respectively. The net changes for the three and six months ended June 30, 2011 were a net decrease of $0.3 million and a net increase of $5.2 million, respectively. Amounts attributable to noncontrolling interests were $0.4 million and $0.9 million of the net increases for the three and six months ended June 30, 2012, respectively, and were $0.4 million of the net increase for the six months ended June 30, 2011. There were no amounts attributable to noncontrolling interests for the three months ended June 30, 2011. The projects are summarized as follows:

Increases

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2012	2011	2012	2011
Number of projects with upward estimate changes	6	1	6	4
Range of increase in gross profit from each project, net	$1.2 - 3.6	$1.3	$1.4 - 5.2	$1.0 - 4.2
Increase on project profitability	$14.9	$1.3	$23.1	$11.0
The increases during the three and six months ended June 30, 2012 were due to owner directed scope changes and lower than anticipated construction costs. The increases during the three and six months ended June 30, 2011 were due to lower than anticipated construction costs and resolution of a project claim.

Decreases

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2012	2011	2012	2011
Number of projects with downward estimate changes	1	1	2	2
Range of reduction in gross profit from each project, net	$5.6	$1.6	$1.5 - 7.9	$2.6 - 3.2
Decrease on project profitability	$5.6	$1.6	$9.4	$5.8
The downward estimate changes during the three and six months ended June 30, 2012 and 2011 were due to lower productivity than anticipated.

Our wholly owned subsidiaries, Granite Construction Company (“GCCO”) and Granite Northwest, Inc., are members of a joint venture known as Yaquina River Constructors (“YRC”) which was under contract with the Oregon Department of Transportation (“ODOT”) to construct a new road alignment of U.S. Highway 20 near Eddyville, Oregon. In addition to previous geologic landslide issues, unanticipated ground movement was observed at several hillsides beginning in 2010. YRC and ODOT were in dispute regarding their respective responsibilities under the terms of the contract relative to the project revisions necessary on account of the unanticipated ground movement. In May 2012, ODOT and YRC reached a settlement that ended YRC’s responsibility to perform any further work following limited final activities, which have been completed; released both parties from claims against the other, including from ODOT’s Notice of Default, which was rescinded and withdrawn; and contained terms calling for YRC to make certain payments to ODOT and for ODOT to release certain earned amounts to YRC. The settlement did not have a material impact on the Company’s financial position or results of operations.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Marketable Securities

All marketable securities were classified as held-to-maturity for the dates presented and the carrying amounts of held-to-maturity securities were as follows:

(in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
U.S. Government and agency obligations	$20,107	$40,240	$49,400
Commercial paper	14,967	24,980	19,986
Municipal bonds	3,065	2,057	5,685
Corporate bonds	5,121	3,131	3,184
Total short-term marketable securities	43,260	70,408	78,255
U.S. Government and agency obligations	40,041	65,109	40,144
Municipal bonds	5,759	8,909	4,091
Corporate bonds	—	5,232	5,345
Total long-term marketable securities	45,800	79,250	49,580
Total marketable securities	$89,060	$149,658	$127,835

Scheduled maturities of held-to-maturity investments were as follows (in thousands):

June 30, 2012
Due within one year	$43,260
Due in one to five years	45,800
Total	$89,060

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Fair Value Measurement

Effective in 2012, we adopted a new accounting standard that expands the disclosure of our assets and liabilities disclosed but not recorded at fair value. As of June 30, 2012, December 31, 2011, and June 30, 2011, these assets and liabilities were our held-to-maturity marketable securities and senior notes payable. The following tables summarize each class of assets and liabilities measured at fair value on a recurring basis as well as assets and liabilities that are disclosed but not recorded at fair value:

June 30, 2012	Fair Value Measurement at Reporting Date Using
(in thousands)	Level 1[1]	Level 2[2]	Level 3[3]	Total
Cash equivalents
Money market funds	$167,427	$—	$—	$167,427

Marketable securities
Held-to-maturity marketable securities	89,239	—	—	89,239
Total assets	$256,666	$—	$—	$256,666

Long-term debt (including current maturities)
Senior notes payable	$—	$—	$239,443	$239,443
Total liabilities	$—	$—	$239,443	$239,443

December 31, 2011	Fair Value Measurement at Reporting Date Using
(in thousands)	Level 1[1]	Level 2[2]	Level 3[3]	Total
Cash equivalents
Money market funds	$178,174	$—	$—	$178,174

Marketable securities
Held-to-maturity marketable securities	149,979	—	—	149,979
Total assets	$328,153	$—	$—	$328,153

Long-term debt (including current maturities)
Senior notes payable	$—	$—	$250,541	$250,541
Total liabilities	$—	$—	$250,541	$250,541

June 30, 2011	Fair Value Measurement at Reporting Date Using
(in thousands)	Level 1[1]	Level 2[2]	Level 3[3]	Total
Cash equivalents
Money market funds	$163,058	$—	$—	$163,058

Marketable securities
Held-to-maturity marketable securities	128,263	—	—	128,263
Total assets	$291,321	$—	$—	$291,321

Long-term debt (including current maturities)
Senior notes payable	$—	$—	$239,641	$239,641
Total liabilities	$—	$—	$239,641	$239,641
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of money market funds to consolidated cash and cash equivalents is as follows:

(in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Money market funds	$167,427	$178,174	$163,058
Held-to-maturity commercial paper	4,997	4,999	—
Cash	65,527	73,817	27,011
Total cash and cash equivalents	$237,951	$256,990	$190,069

We believe the carrying values of receivables, other current assets, and accrued expenses and other current liabilities approximate their fair values because of the short-term nature of these instruments. In addition, the fair value measured using Level 3 inputs of non-recourse debt approximates its carrying value due to its relative short-term nature and competitive interest rates. The fair value of the senior notes payable was based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk. The carrying amount of senior notes payable, including current maturities, was $208.3 million, $216.7 million and $216.7 million as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively. See Note 3 for the carrying amount of held-to-maturity marketable securities as of June 30, 2012, December 31, 2011 and June 30, 2011.

We measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis. During the three and six months ended June 30, 2012, the only significant fair value adjustment was a $2.8 million non-cash impairment charge to write-off our cost method investment in the preferred stock of a corporation that designs and manufactures power generation equipment. The fair value was estimated based on Level 3 inputs using the expected future cash flows attributable to the asset and on other assumptions that market participants would use in determining fair value, such as liquidation preferences, market discount rates, transaction prices for other comparable assets, and other market data. No other significant fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis were recorded during the three and six months ended June 30, 2012 and 2011.

5.	Receivables, net

(in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Construction contracts:
Completed and in progress	$146,509	$122,987	$155,807
Retentions	66,265	77,038	79,598
Total construction contracts	212,774	200,025	235,405
Construction material sales	50,205	30,356	39,074
Other	12,624	24,337	12,605
Total gross receivables	275,603	254,718	287,084
Less: allowance for doubtful accounts	3,041	2,880	3,140
Total net receivables	$272,562	$251,838	$283,944

Receivables include amounts billed and billable for public and private contracts and do not bear interest. The balances billed but not paid by customers pursuant to retainage provisions in construction contracts generally become due upon completion and acceptance of the contract by the owners. Included in other receivables at June 30, 2012, December 31, 2011 and June 30, 2011 were items such as notes receivable, interest receivable, fuel tax refunds and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates.

Financing receivables consisted of long-term notes receivable and retentions receivable. As of June 30, 2012, December 31, 2011 and June 30, 2011, long-term notes receivable outstanding were $1.9 million, $2.0 million, and $2.1 million, respectively, and primarily related to loans made to employees and were included in other noncurrent assets in our condensed consolidated balance sheets.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We segregate our retention receivables into two categories: escrow and non-escrow. The balances in each category were as follows:

(in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Escrow	$42,421	$43,378	$38,366
Non-escrow	23,844	33,660	41,232
Total retention receivables	$66,265	$77,038	$79,598

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

The following table summarizes the amount of our non-escrow retention receivables within each category:

(in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Federal	$2,464	$2,811	$3,421
State	4,626	5,453	7,928
Local	9,944	14,708	20,282
Private	6,810	10,688	9,601
Total	$23,844	$33,660	$41,232

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

June 30, 2012	Current	1 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$1,746	$—	$718	$2,464
State	3,552	208	866	4,626
Local	7,330	1,326	1,288	9,944
Private	6,363	92	355	6,810
Total	$18,991	$1,626	$3,227	$23,844

December 31, 2011	Current	1 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$2,462	$326	$23	$2,811
State	2,751	860	1,842	5,453
Local	12,313	1,326	1,069	14,708
Private	9,599	765	324	10,688
Total	$27,125	$3,277	$3,258	$33,660

June 30, 2011	Current	1 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$3,025	$—	$396	$3,421
State	6,951	29	948	7,928
Local	16,294	1,432	2,556	20,282
Private	9,028	222	351	9,601
Total	$35,298	$1,683	$4,251	$41,232

Federal, state and local agencies generally require several approvals to release payments, and these approvals often take over 90 days past contractual due dates to obtain. Amounts past due from government agencies primarily result from delays caused by paperwork processing and obtaining proper agency approvals rather than lack of funds. As of June 30, 2012, December 31, 2011 and June 30, 2011, our allowance for doubtful accounts contained no material provision related to non-escrow retention receivables as we determined there were no significant collectibility issues.

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

At June 30, 2012, there was approximately $1.9 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $0.7 billion represented our share and the remaining $1.2 billion represented our partners’ share.  Due to the uncertainties associated with the nature of our work, we are not able to quantify our maximum exposure on the underlying arrangements and contracts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.

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

Based on our initial primary beneficiary analysis, we determined that decision making responsibility is shared between the venture partners for one construction joint venture. Therefore, this joint venture did not have an identifiable primary beneficiary partner and we continue to report the pro rata results. All other joint ventures were assigned one primary beneficiary partner. Based on our primary beneficiary assessment during the six months ended June 30, 2012, we determined no change was required to the accounting for existing construction joint ventures.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Construction Joint Ventures

The carrying amounts and classification of assets and liabilities of construction joint ventures we are required to consolidate are included in our condensed consolidated financial statements as follows:

(in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Cash and cash equivalents[1]	$67,685	$75,122	$89,666
Other current assets	29,028	33,750	35,183
Total current assets	96,713	108,872	124,849
Noncurrent assets	6,919	8,671	11,012
Total assets[2]	$103,632	$117,543	$135,861

Accounts payable	$31,135	$38,193	$37,229
Billings in excess of costs and estimated earnings[1]	17,979	22,251	41,386
Accrued expenses and other current liabilities	3,027	5,129	9,147
Total current liabilities	52,141	65,573	87,762
Noncurrent liabilities	—	4	—
Total liabilities[2]	$52,141	$65,577	$87,762
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

At June 30, 2012, we were engaged in two active consolidated construction joint venture projects with total contract values of $246.0 million and $319.3 million. Our proportionate share of the equity in these joint ventures was 45.0% and 60.0%, respectively. During the three and six months ended June 30, 2012, total revenue of the consolidated joint ventures was $55.0 million and $96.6 million, respectively. During the three and six months ended June 30, 2011, total revenue of the consolidated joint ventures was $54.5 million and $97.2 million, respectively. Total cash used in consolidated joint venture operations was $1.9 million during the six months ended June 30, 2012 and total cash provided by consolidated joint venture operations was $16.8 million during the six months ended June 30, 2011.

Unconsolidated Construction Joint Ventures

We account for our share of construction joint ventures that we are not required to consolidate on a pro rata basis in the condensed consolidated statements of operations and as a single line item on the condensed consolidated balance sheets. As of June 30, 2012, these unconsolidated joint ventures were engaged in nine active construction projects with total contract values ranging from $57.8 million to $1.2 billion. Our proportionate share of the equity in these unconsolidated joint ventures ranged from 20.0% to 50.0%. As of June 30, 2012, our share of the revenue remaining to be recognized on these unconsolidated joint ventures ranged from $0.5 million to $212.0 million.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Assets:
Cash and cash equivalents[1]	$337,102	$338,681	$382,745
Other assets	300,744	264,901	205,408
Less partners’ interest	392,139	364,979	357,929
Granite’s interest	245,707	238,603	230,224
Liabilities:
Accounts payable	101,782	85,075	85,505
Billings in excess of costs and estimated earnings[1]	265,883	280,650	290,584
Other liabilities	8,455	8,595	8,996
Less partners’ interest	238,234	236,746	242,514
Granite’s interest	137,886	137,574	142,571
Equity in construction joint ventures	$107,821	$101,029	$87,653
 1The volume and stage of completion of contracts from our unconsolidated construction joint ventures may cause fluctuations in cash and cash equivalents, as well as billings in excess of costs and estimated earnings between periods.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Revenue:
Total	$663,536	$224,498	$869,368	$424,266
Less partners’ interest[1]	563,302	163,932	695,505	290,278
Granite’s interest	100,234	60,566	173,863	133,988
Cost of revenue:
Total	544,838	183,130	714,450	334,010
Less partners’ interest[1]	467,540	128,495	576,780	230,359
Granite’s interest	77,298	54,635	137,670	103,651
Granite’s interest in gross profit	$22,936	$5,931	$36,193	$30,337
1Partners’ interest represents amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest, adjusted to reflect our accounting policies.

Line Item Joint Ventures

The revenue for each line item joint venture partner’s discrete items of work is defined in the contract with the project owner and each venture partner bears the profitability risk associated with its own work. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We account for our portion of these contracts as project revenues and costs in our accounting system and include receivables and payables associated with our work in our condensed consolidated financial statements. As of June 30, 2012, we had four active line item joint venture construction projects with total contract values ranging from $54.1 million to $130.0 million of which our portions ranged from $21.5 million to $54.9 million. As of June 30, 2012, our share of revenue remaining to be recognized on these line item joint ventures ranged from $5.6 million to $35.5 million.

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

Substantially all the assets of these real estate entities in which we are participants through our GLC subsidiary are classified as real estate held for development and sale. All outstanding debt of these entities is non-recourse to Granite. However, there is recourse to our real estate affiliates that incurred the debt. Our real estate affiliates include limited partnerships or limited liability companies of which we are a limited partner or member. In the fourth quarter of 2010, we publicly announced our work in progress on our Enterprise Improvement Plan which includes business plans to orderly divest of our real estate investment business by the end of 2013, subject to market conditions and our ability to negotiate sales of certain assets at prices acceptable to us. In 2011, development activities were curtailed for the majority of our real estate development projects as divestiture efforts increased. During the six months ended June 30, 2012, we recorded amounts associated with the sale or other disposition of two real estate projects, the impact of which was not significant to our results of operations. Subsequent to the sale or other disposition of these projects, GLC had no significant continuing involvement with the associated entities.

GLC receives authorization to provide additional financial support for certain of its real estate entities in increments to address changes in business plans.  During the six months ended June 30, 2012, GLC was not authorized to increase its financial support to consolidated real estate entities and during the six months ended June 30, 2011, GLC was authorized to increase its financial support to consolidated real estate entities by $12.0 million on three separate projects. As of June 30, 2012, $3.2 million of the total authorized investment had yet to be contributed to the consolidated entities.

We have determined that certain of the real estate joint ventures are VIEs as defined by ASC Topic 810, Consolidation, and related standards. To ascertain if we are required to consolidate the VIE, we continually evaluate whether we are the VIE’s primary beneficiary. The factors we consider in determining whether we are a VIE’s primary beneficiary include the decision authority of each partner, which partner manages the day-to-day operations of the project and the amount of our equity investment in relation to that of our partners. Based on our ongoing primary beneficiary assessments, there were no changes to our determinations of whether we are the VIE’s primary beneficiary for existing real estate entities during the six months ended June 30, 2012 and 2011.

To determine if impairment charges should be recognized, the carrying amount of each consolidated real estate development project is reviewed on a quarterly basis in accordance with ASC Topic 360, Property, Plant, and Equipment, and each real estate development project accounted for under the equity method of accounting is reviewed in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures. The review of each project includes an evaluation of entitlement status, market conditions, existing offers to purchase, cost of construction, debt load, development schedule, status of joint venture partners and other factors specific to each project to determine if events or changes in circumstances indicate that a project’s carrying amount may not be recoverable. If events or changes in circumstances indicate that a consolidated project’s carrying amount may not be recoverable, the future undiscounted cash flows are estimated and compared to the project’s carrying amount. In the event that the project’s estimated future undiscounted cash flows are not sufficient to recover the carrying amounts, it is written down to its estimated fair value. The projects accounted for under the equity method are evaluated for impairment using the other-than-temporary impairment model, which requires an impairment charge to be recognized if the project’s carrying amount exceeds its fair value, and the decline in fair value is deemed to be other than temporary. In the event that the estimated fair value is not sufficient to recover the carrying amount of a project, it is written down to its estimated fair value.

Based on our quarterly evaluations of each project’s business plan and our review of each project, we recorded no significant impairment charges to our real estate development projects or investments during the three and six months ended June 30, 2012 and 2011.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Real Estate Entities

The carrying amounts and classification of assets and liabilities of real estate entities we are required to consolidate are included in our condensed consolidated balance sheets as follows:

(in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Real estate held for development and sale	$57,367	$67,037	$78,725
Other current assets	2,124	4,715	3,011
Total current assets	59,491	71,752	81,736
Property and equipment, net	—	—	203
Total assets	$59,491	$71,752	$81,939

Current maturities of non-recourse debt	$16,328	$22,571	$15,954
Other current liabilities	368	1,794	2,045
Total current liabilities	16,696	24,365	17,999
Long-term non-recourse debt	4,641	9,912	28,907
Other noncurrent liabilities	—	74	313
Total liabilities	$21,337	$34,351	$47,219

Substantially all of the consolidated real estate entities’ real estate held for development and sale is pledged as collateral for the debt of the real estate entities. All outstanding debt of the real estate entities is recourse only to the real estate affiliate that incurred the debt (i.e. the limited partnership or limited liability company of which we are a limited partner or member). Our proportionate share of the profits and losses of these entities depends on the ultimate operating results of the entities.

Included in current assets on our condensed consolidated balance sheets is real estate held for development and sale. The breakdown by type and location of our real estate held for development and sale is summarized below:

	June 30, 2012		December 31, 2011		June 30, 2011
(dollars in thousands)	Amount	Number of Projects	Amount	Number of Projects	Amount	Number of Projects
Residential	$47,986	3	$54,610	4	$55,433	5
Commercial	9,381	4	12,427	5	23,292	7
Total	$57,367	7	$67,037	9	$78,725	12

Washington	$47,547	2	$47,600	2	$46,184	2
California	2,587	4	4,006	5	16,335	8
Texas	7,233	1	8,859	1	8,859	1
Oregon	—	—	6,572	1	7,347	1
Total	$57,367	7	$67,037	9	$78,725	12

Investments in Affiliates

We account for our share of unconsolidated real estate entities in which we have determined we are not the primary beneficiary in other income in the condensed consolidated statements of operations and as a single line item on our condensed consolidated balance sheets as investments in affiliates. At June 30, 2012, these entities were engaged in real estate development projects with total assets ranging from approximately $2.9 million to $48.3 million. Our proportionate share of the profits and losses of these entities depends on the ultimate operating results of the entities.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Additionally, we have investments in non-real estate affiliates that are accounted for using the equity method. The most significant of these investments is a 50% interest in a limited liability company which owns and operates an asphalt terminal in Nevada. We also have a cost method investment in the preferred stock of a corporation that designs and manufactures power generation equipment. During the three months ended June 30, 2012, it was determined that the carrying amount of the cost method investment in the power generation equipment manufacturer exceeded its fair value, which required us to recognize a non-cash impairment charge of $2.8 million.

Our investments in affiliates balance consists of the following:

(in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Equity method investments in real estate affiliates	$17,563	$16,478	$15,865
Equity method investments in other affiliates	10,958	11,841	10,617
Total equity method investments	28,521	28,319	26,482
Cost method investments	—	2,752	6,450
Total investments in affiliates	$28,521	$31,071	$32,932

The breakdown by type and location of our interests in real estate affiliates accounted for under the equity method is summarized below:

	June 30, 2012		December 31, 2011		June 30, 2011
(dollars in thousands)	Amount	Number of Projects	Amount	Number of Projects	Amount	Number of Projects
Residential	$12,217	2	$11,903	2	$11,391	2
Commercial	5,346	3	4,575	3	4,474	3
Total	$17,563	5	$16,478	5	$15,865	5

Texas	$17,563	5	$16,478	5	$15,865	5
Total	$17,563	5	$16,478	5	$15,865	5

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a 100% combined basis:

(in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Total assets	$158,431	$157,771	$152,358
Net assets	87,197	82,511	79,666
Granite’s share of net assets	28,521	28,319	26,482

8.	Property and Equipment, net

Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net on our condensed consolidated balance sheets as follows:

(in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Land and land improvements	$126,396	$124,216	$124,892
Quarry property	177,792	175,612	173,055
Buildings and leasehold improvements	80,910	81,272	81,325
Equipment and vehicles	722,724	733,158	772,800
Office furniture and equipment	63,414	55,570	45,840
Property and equipment	1,171,236	1,169,828	1,197,912
Less: accumulated depreciation and depletion	731,572	722,688	733,296
Property and equipment, net	$439,664	$447,140	$464,616

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Intangible Assets

The balances of the following intangible assets are included in other noncurrent assets on our condensed consolidated balance sheets:

Indefinite-lived Intangible Assets:

(in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Goodwill[1]	$9,900	$9,900	$9,900
Use rights and other	393	393	1,319
Total unamortized intangible assets	$10,293	$10,293	$11,219
1Goodwill for all periods presented primarily relates to our Construction segment.

Amortized Intangible Assets:

June 30, 2012		Accumulated
(in thousands)	Gross Value	Amortization	Net Value
Permits	$29,713	$(9,494)	$20,219
Customer lists	2,198	(2,056)	142
Covenants not to compete	1,588	(1,536)	52
Other	871	(658)	213
Total amortized intangible assets	$34,370	$(13,744)	$20,626

December 31, 2011
(in thousands)
Permits	$29,713	$(7,573)	$22,140
Customer lists	2,198	(1,942)	256
Covenants not to compete	1,588	(1,476)	112
Other	871	(583)	288
Total amortized intangible assets	$34,370	$(11,574)	$22,796

June 30, 2011
(in thousands)
Permits	$29,713	$(6,837)	$22,876
Customer lists	2,198	(1,828)	370
Covenants not to compete	1,588	(1,401)	187
Other	871	(508)	363
Total amortized intangible assets	$34,370	$(10,574)	$23,796
Amortization expense related to these intangible assets for the three and six months ended June 30, 2012 was approximately $1.0 million and $2.1 million, respectively, and approximately $0.5 million and $1.0 million for the three and six months ended June 30, 2011, respectively. Based on the amortized intangible assets balance at June 30, 2012, amortization expense expected to be recorded in the future is as follows: $1.6 million for the remainder of 2012; $1.3 million in 2013; $1.1 million in 2014; $1.1 million in 2015; $1.0 million in 2016; and $14.5 million thereafter.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Restructuring

Selling, general and administrative expenses for the six months ended June 30, 2012 included a net gain on restructuring of $1.9 million related to divestiture activities of our real estate investment business. We recorded no significant restructuring charges during the three months ended June 30, 2012 or during the three and six months ended June 30, 2011. During the remainder of 2012 and beyond, we may record up to $8.0 million of restructuring charges, primarily related to previously planned additional consolidation efforts and assets to be held-for-sale as part of our Enterprise Improvement Plan. The ultimate amount and timing of future restructuring charges is subject to market conditions and our ability to negotiate sales of certain assets at prices acceptable to us.

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

As of June 30, 2012, we were in compliance with the covenants contained in our senior note agreements and Credit Agreement.

Except as noted below, as of June 30, 2012, we were in compliance with the covenants contained in our debt agreements related to our consolidated real estate entities, and we are not aware of any material non-compliance by any of our unconsolidated entities with the covenants contained in their debt agreements. As of June 30, 2012, one of our consolidated real estate entities was in default under debt agreements as a result of a change in the venture partner’s financial condition. The affected loans are non-recourse to Granite and these defaults do not result in cross-defaults under other debt agreements under which Granite is the obligor; however, there is recourse to the real estate entity that incurred the debt. The real estate entity in default is currently in discussions with its lender to revise the terms of the defaulted debt agreements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Weighted Average Shares Outstanding

A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income (loss) per share in the accompanying condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Weighted average shares outstanding:
Weighted average common stock outstanding	38,664	38,654	38,666	38,683
Less: weighted average unvested restricted stock outstanding	193	514	298	631
Total basic weighted average shares outstanding	38,471	38,140	38,368	38,052

Diluted weighted average shares outstanding:
Weighted average common stock outstanding, basic	38,471	38,140	38,368	38,052
Effect of dilutive securities:
Common stock options and restricted stock units[1]	680	339	—	—
Total weighted average shares outstanding assuming dilution	39,151	38,479	38,368	38,052
1Due to the net losses, stock options and restricted stock units representing approximately 580,000 and 291,000 shares have been excluded from the number of shares used in calculating diluted net loss per share for the six months ended June 30, 2012 and 2011, respectively, as their inclusion would be antidilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Basic
Numerator:
Net income (loss) attributable to Granite	$1,949	$4,946	$(9,824)	$(4,061)
Less: net income allocated to participating securities	10	65	—	—
Net income (loss) allocated to common shareholders for basic calculation	$1,939	$4,881	$(9,824)	$(4,061)

Denominator:
Weighted average common shares outstanding, basic	38,471	38,140	38,368	38,052
Net income (loss) per share, basic	$0.05	$0.13	$(0.26)	$(0.11)

Diluted
Numerator:
Net income (loss) attributable to Granite	$1,949	$4,946	$(9,824)	$(4,061)
Less: net income allocated to participating securities	10	65	—	—
Net income (loss) allocated to common shareholders for diluted calculation	$1,939	$4,881	$(9,824)	$(4,061)

Denominator:
Weighted average common shares outstanding, diluted	39,151	38,479	38,368	38,052
Net income (loss) per share, diluted	$0.05	$0.13	$(0.26)	$(0.11)

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Income Taxes

Our effective tax rate was 29.3% and 28.5% for the three and six months ended June 30, 2012, respectively, and was 25.3% and 74.3% for the three and six months ended June 30, 2011, respectively. The changes from the prior year were primarily due to the recognition and measurement of previously unrecognized tax benefits, which was considered a discrete item for tax provision purposes for the six months ended June 30, 2011. The recognition and measurement of these tax benefits was the result of a favorable settlement of an income tax examination conducted by the Internal Revenue Service.

15.	Equity

The following tables summarize our equity activity for the periods presented:

(in thousands)	Granite Construction Incorporated	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$799,197	$28,466	$827,663
Purchase of common stock[1]	(4,054)	—	(4,054)
Other transactions with shareholders[3]	5,211	—	5,211
Transactions with noncontrolling interests, net[4]	—	(5,440)	(5,440)
Net (loss) income	(9,824)	5,624	(4,200)
Dividends on common stock	(10,050)	—	(10,050)
Balance at June 30, 2012	$780,480	$28,650	$809,130

(in thousands)
Balance at December 31, 2010	$761,031	$34,604	$795,635
Purchase of common stock[2]	(3,662)	—	(3,662)
Other transactions with shareholders[3]	4,644	—	4,644
Transactions with noncontrolling interests, net[4]	—	(11,616)	(11,616)
Net (loss) income	(4,061)	2,978	(1,083)
Dividends on common stock	(10,050)	—	(10,050)
Balance at June 30, 2011	$747,902	$25,966	$773,868
1Represents 139,000 shares purchased in connection with employee tax withholding for shares/units granted under our Amended and Restated 1999 Equity Incentive Plan.
2Represents 129,000 shares purchased in connection with employee tax withholding for shares/units granted under our Amended and Restated 1999 Equity Incentive Plan.
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

In the ordinary course of business, we are involved in various legal proceedings that are pending against us and our affiliates alleging, among other things, breach of contract or tort in connection with the performance of professional services, the various outcomes of which cannot be predicted with certainty. The most significant of these proceedings are as follows:

•
US Highway 20 Project: Our wholly owned subsidiaries, GCCO and Granite Northwest, Inc., are members of a joint venture known as YRC which was contracted by ODOT to construct a new road alignment of US Highway 20 near Eddyville, Oregon. The project involved constructing seven miles of new road through steep and forested terrain in the Coast Range Mountains. During the fall and winter of 2006, extraordinary rain events produced runoff that overwhelmed installed erosion control measures and resulted in discharges to surface water and alleged violations of YRC’s stormwater permit. In June 2009, YRC was informed that the U.S. Department of Justice (“USDOJ”) had assumed the criminal investigation that the Oregon Department of Justice had initiated in connection with stormwater runoff from the project. The USDOJ has since informed YRC that the USDOJ will not criminally charge YRC or any Granite affiliate in connection with these matters. However, we continue to negotiate the terms of a consent decree, including payment of a civil penalty. This matter is not expected to have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations, cash flow and/or liquidity.

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

We record amounts in our condensed consolidated balance sheets representing our estimated liability relating to legal proceedings and government inquiries. During the three and six months ended June 30, 2012 and 2011, there were no significant additions or revisions to the estimated liability that were recorded in our condensed consolidated statements of operations, or significant changes to our accrual for such ligation loss contingencies on our condensed consolidated balance sheets.

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized segment information is as follows:

	Three Months Ended June 30,
(in thousands)	Construction	Large Project Construction	Construction Materials	Real Estate	Total
2012
Total revenue from reportable segments	$245,113	$228,799	$115,852	$2,354	$592,118
Elimination of intersegment revenue	—	—	(52,503)	—	(52,503)
Revenue from external customers	245,113	228,799	63,349	2,354	539,615
Gross profit	17,961	28,239	5,000	716	51,916
Depreciation, depletion and amortization	3,233	909	7,179	—	11,321
2011
Total revenue from reportable segments	$260,600	$162,338	$108,616	$3,622	$535,176
Elimination of intersegment revenue	—	—	(50,502)	—	(50,502)
Revenue from external customers	260,600	162,338	58,114	3,622	484,674
Gross profit	23,389	12,658	8,470	439	44,956
Depreciation, depletion and amortization	3,847	1,289	7,000	8	12,144

	Six Months Ended June 30,
(in thousands)	Construction	Large Project Construction	Construction Materials	Real Estate	Total
2012
Total revenue from reportable segments	$363,059	$392,727	$146,861	$5,017	$907,664
Elimination of intersegment revenue	—	—	(57,889)	—	(57,889)
Revenue from external customers	363,059	392,727	88,972	5,017	849,775
Gross profit (loss)	26,541	50,488	(950)	773	76,852
Depreciation, depletion and amortization	6,813	2,177	14,557	—	23,547
Segment assets	110,119	119,652	365,690	57,367	652,828
2011
Total revenue from reportable segments	$353,292	$300,158	$139,272	$6,043	$798,765
Elimination of intersegment revenue	—	—	(57,360)	—	(57,360)
Revenue from external customers	353,292	300,158	81,912	6,043	741,405
Gross profit	28,942	43,956	1,200	846	74,944
Depreciation, depletion and amortization	7,925	2,057	14,107	97	24,186
Segment assets	113,922	102,641	382,892	88,316	687,771

A reconciliation of segment gross profit to consolidated income (loss) before provision for (benefit from) income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Total gross profit from reportable segments	$51,916	$44,956	$76,852	$74,944
Selling, general and administrative expenses	40,806	38,793	83,994	82,165
Gain on sales of property and equipment	2,954	3,270	4,871	5,974
Other expense, net	(7,718)	(1,173)	(3,602)	(2,972)
Income (loss) before provision for (benefit from) income taxes	$6,346	$8,260	$(5,873)	$(4,219)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are one of the largest diversified heavy civil contractors and construction materials producers in the United States, engaged in the construction and improvement of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, dams, and other infrastructure-related projects. We own aggregate reserves and plant facilities to produce construction materials for use in our construction business and for sale to third parties. We also operate a real estate investment and development company. Our permanent offices are located in Alaska, Arizona, California, Florida, Nevada, New York, Texas, Utah and Washington. We have four reportable business segments: Construction, Large Project Construction, Construction Materials and Real Estate (see Note 17 of “Notes to the Condensed Consolidated Financial Statements”). In October 2010, we announced our Enterprise Improvement Plan that includes business plans to orderly divest of our real estate investment business consistent with our business strategy to focus on our core business.

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

Our market sector information reflects three geographic regions (known as “groups”) defined as follows: 1) California and the Pacific; 2) Northwest, which includes our offices in Alaska, Nevada, Utah and Washington; and 3) East which includes our offices in Arizona, Florida, New York and Texas. Each of these groups includes operations from our Construction, Large Project Construction, and Construction Materials lines of business.

Current Economic Environment and Outlook

Significant competition continues to have a negative impact on our Construction segment gross margins. In addition, funding issues for public sector infrastructure projects coupled with weak demand for commercial and residential development in many of our markets has had a negative impact on sales of our Construction Materials segment. While we continue to have a significant amount of work to bid across the country, lower tax revenues, budget deficits, financing constraints and competing priorities have impacted the timing and volume of public infrastructure projects. In addition, the number of new commercial and residential construction projects has been adversely affected by an oversupply of existing inventories of commercial and residential properties, declining property values and subsequent financing restrictions. We expect these challenging conditions to persist throughout 2012.

The President recently signed into law a 27 month reauthorization of the federal surface transportation program (“MAP21”). State and Local transportation agencies have been operating on short term extensions of the program since the expiration of SAFETEA-LU in September 2009. We are confident that the passage of MAP21 will provide much needed funding certainty and program stability to our state and local transportation agencies. In addition to maintaining a relatively flat level of funding authorization, the legislation included significant reforms including program consolidation, increased flexibility for state and local agencies and environmental review streamlining which should result in a greater percentage of dollars authorized being spent on infrastructure improvements.

In response to the challenging market conditions, we continue to seek opportunities in our traditional markets while leveraging our capabilities and further diversifying into rail, power, water, industrial and federal government opportunities. In addition, in 2010, we implemented the Enterprise Improvement Plan to reduce our cost structure. The majority of restructuring charges associated with the Enterprise Improvement Plan were recorded in 2010. During the remainder of 2012 and beyond, we may record up to $8.0 million of restructuring charges, primarily related to previously planned additional consolidation efforts and assets to be held-for-sale as part of our Enterprise Improvement Plan. The ultimate amount and timing of future restructuring charges is subject to our ability to negotiate sales of certain assets at prices acceptable to us. We had no material restructuring charges during the three and six months ended June 30, 2012 and 2011.

Results of Operations

Interim results are subject to significant seasonal variations and the results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

Comparative Financial Summary	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Total revenue	$539,615	$484,674	$849,775	$741,405
Gross profit	51,916	44,956	76,852	74,944
Operating income (loss)	14,064	9,433	(2,271)	(1,247)
Total other expense	(7,718)	(1,173)	(3,602)	(2,972)
Amount attributable to noncontrolling interests	(2,538)	(1,227)	(5,624)	(2,978)
Net income (loss) attributable to Granite Construction Incorporated	1,949	4,946	(9,824)	(4,061)

Revenue

Total Revenue by Segment	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2012		2011		2012		2011
Construction	$245,113	45.4%	$260,600	53.8%	$363,059	42.7%	$353,292	47.7%
Large Project Construction	228,799	42.5	162,338	33.5	392,727	46.2	300,158	40.5
Construction Materials	63,349	11.7	58,114	12.0	88,972	10.5	81,912	11.0
Real Estate	2,354	0.4	3,622	0.7	5,017	0.6	6,043	0.8
Total	$539,615	100.0%	$484,674	100.0%	$849,775	100.0%	$741,405	100.0%

Construction Revenue	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2012		2011		2012		2011
California:
Public sector	$112,546	45.9%	$112,107	43.0%	$179,959	49.6%	$155,512	44.1%
Private sector	11,704	4.8	12,567	4.8	19,587	5.4	22,043	6.2
Northwest:
Public sector	74,473	30.4	96,565	37.1	91,283	25.1	119,187	33.7
Private sector	33,337	13.6	6,439	2.5	46,631	12.8	9,926	2.8
East:
Public sector	10,783	4.4	32,127	12.3	21,333	5.9	45,768	13.0
Private sector	2,270	0.9	795	0.3	4,266	1.2	856	0.2
Total	$245,113	100.0%	$260,600	100.0%	$363,059	100.0%	$353,292	100.0%

Revenue decreased by $15.5 million, or 5.9%, for the three months ended June 30, 2012 and increased by $9.8 million, or 2.8%, for the six months ended June 30, 2012 compared to the same periods in 2011. The decrease during the quarter was primarily due to less public sector construction revenue in the Northwest and East offset by improved private sector revenue in the Northwest from increased success in new markets, such as power and industrial. The increase during the six months ended June 30, 2012 was due to improved private sector revenue in the Northwest and increased construction activity in our California public sector primarily due to entering the year with greater backlog.

Large Project Construction Revenue[1]	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2012		2011		2012		2011
California	$25,893	11.3%	$17,017	10.5%	$46,019	11.7%	$32,025	10.7%
Northwest	86,839	38.0	37,393	23.0	130,355	33.2	61,373	20.4
East	116,067	50.7	107,928	66.5	216,353	55.1	206,760	68.9
Total	$228,799	100.0%	$162,338	100.0%	$392,727	100.0%	$300,158	100.0%
1For the periods presented, all Large Project Construction revenue was earned from the public sector.

Revenue for the three and six months ended June 30, 2012 increased by $66.5 million, or 40.9%, and $92.6 million, or 30.8%, respectively, compared to the same periods in 2011 due to progress on jobs that were awarded in late 2010 and early 2011. Revenue in the Northwest was also higher in 2012 when compared to 2011 as a result of several projects working at increased levels when compared to the previous year.

Construction Materials Revenue	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2012		2011		2012		2011
California	$39,673	62.7%	$38,180	65.7%	$59,000	66.3%	$57,074	69.7%
Northwest	17,251	27.2	14,660	25.2	20,266	22.8	16,785	20.5
East	6,425	10.1	5,274	9.1	9,706	10.9	8,053	9.8
Total	$63,349	100.0%	$58,114	100.0%	$88,972	100.0%	$81,912	100.0%

Revenue for the three and six months ended June 30, 2012 increased by $5.2 million, or 9.0%, and $7.1 million, or 8.6%, respectively, compared to the same periods in 2011. Despite the increases in revenue, the construction materials business continues to be impacted by the weakness in the commercial and residential development markets.

Real Estate Revenue
Revenue for the three and six months ended June 30, 2012 remained relatively unchanged when compared to the same periods in 2011. Factors that contribute to real estate revenue fluctuations include national and local market conditions, entitlement status and buyers’ access to capital.

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

The following tables illustrate our contract backlog as of the respective dates:

Total Contract Backlog by Segment
(dollars in thousands)	June 30, 2012		March 31, 2012		June 30, 2011
Construction	$697,535	35.8%	$622,240	29.9%	$800,434	38.0%
Large Project Construction	1,252,828	64.2	1,460,674	70.1	1,306,961	62.0
Total	$1,950,363	100.0%	$2,082,914	100.0%	$2,107,395	100.0%

Construction Contract Backlog
(dollars in thousands)	June 30, 2012		March 31, 2012		June 30, 2011
California:
Public sector	$367,737	52.7%	$349,013	56.1%	$445,686	55.7%
Private sector	13,374	1.9	10,224	1.6	8,334	1.0
Northwest:
Public sector	231,574	33.2	177,842	28.6	282,693	35.3
Private sector	44,690	6.4	51,395	8.3	18,280	2.3
East:
Public sector	33,935	4.9	32,052	5.2	44,555	5.6
Private sector	6,225	0.9	1,714	0.2	886	0.1
Total	$697,535	100.0%	$622,240	100.0%	$800,434	100.0%

Construction contract backlog of $697.5 million at June 30, 2012 was $75.3 million, or 12.1%, higher than at March 31, 2012 and $102.9 million, or 12.9%, lower than at June 30, 2011. The increase from March 31, 2012 was primarily due to new awards, partially offset by progress on existing projects. New awards during the three months ended June 30, 2012 included a $29.4 million highway renovation project, a $29.2 million highway lane construction project and a $20.3 million highway access ramp project, all in California, as well as a $21.2 million highway widening project in Nevada and a $14.3 million intersection replacement project in Washington. The decrease from June 30, 2011 was due to progress on existing projects.

Large Project Construction Contract Backlog[1]
(dollars in thousands)	June 30, 2012		March 31, 2012		June 30, 2011
California	$177,047	14.1%	$201,077	13.8%	$170,203	13.0%
Northwest	323,337	25.8	396,034	27.1	520,367	39.8
East	752,444	60.1	863,563	59.1	616,391	47.2
Total	$1,252,828	100.0%	$1,460,674	100.0%	$1,306,961	100.0%
1For all dates presented, Large Project Construction contract backlog is related to contracts with public agencies.

Large project construction contract backlog of $1.3 billion at June 30, 2012 was $207.8 million, or 14.2%, lower than at March 31, 2012, and $54.1 million, or 4.1%, lower than at June 30, 2011. The decrease from March 31, 2012 primarily reflected work completed during the quarter, with no significant projects awarded during the period. The decrease from June 30, 2011 primarily reflected work completed during the period, partially offset by new awards.

Noncontrolling interests included in Large Project Construction contract backlog as of June 30, 2012, March 31, 2012, and June 30, 2011 were $117.3 million, $138.0 million and $210.4 million, respectively.

Gross Profit (Loss)

The following table presents gross profit (loss) by business segment for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Construction	$17,961	$23,389	$26,541	$28,942
Percent of segment revenue	7.3%	9.0%	7.3%	8.2%
Large Project Construction	28,239	12,658	50,488	43,956
Percent of segment revenue	12.3	7.8	12.9	14.6
Construction Materials	5,000	8,470	(950)	1,200
Percent of segment revenue	7.9	14.6	(1.1)	1.5
Real Estate	716	439	773	846
Percent of segment revenue	30.4	12.1	15.4	14.0
Total gross profit	$51,916	$44,956	$76,852	$74,944
Percent of total revenue	9.6%	9.3%	9.0%	10.1%

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

The following table presents revenue from projects that have not yet reached our profit recognition threshold:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Construction	$14,065	$35,999	$14,645	$38,775
Large Project Construction	16,789	74,402	26,727	121,625
Total revenue from contracts with deferred profit	$30,854	$110,401	$41,372	$160,400

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

When we experience significant contract forecast changes, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as a change in estimate for the current period. In our review of these changes for the three and six months ended June 30, 2012, we did not identify any material amounts that should have been recorded in a prior period.

Construction gross profit for the three and six months ended June 30, 2012 decreased $5.4 million and $2.4 million, respectively, compared to the same periods in 2011. Construction gross profit as a percent of revenue for the three months ended June 30, 2012 decreased to 7.3% from 9.0% in 2011 and decreased to 7.3% for the six months ended June 30, 2012 from 8.2% in 2011. The decreases were primarily due to increased competition and challenging market conditions primarily in California. In addition, the decreases during the three and six months ended June 30, 2012 were partially due to net decreases of $1.6 million and $0.8 million from revisions in estimates, respectively, compared to net increases of $1.4 million and $2.9 million, respectively, for the same periods in 2011 (see Note 2 of “Notes to the Condensed Consolidated Financial Statements”).

Large Project Construction gross profit for the three and six months ended June 30, 2012 increased $15.6 million and $6.5 million, respectively, compared to the same periods in 2011. The increases were due to progress made on projects in the East and Northwest. Large Project Construction gross profit as a percent of revenue for the three months ended June 30, 2012 increased to 12.3% from 7.8% in 2011 and decreased to 12.9% for the six months ended June 30, 2012 from 14.6% in 2011. During the three and six months ended June 30, 2012, $16.8 million and $26.7 million, respectively, of revenue was recognized on projects that have not yet reached our profit recognition threshold compared to $74.4 million and $121.6 million, respectively, during the same periods in 2011. The increase during the three months ended June 30, 2012 was also due to a net increase of $9.3 million from revisions in estimates compared to a net decrease of $0.3 million during the same period in 2011. The increase during the six months ended June 30, 2012 was also due to a net increase of $13.7 million from revisions in estimates compared to a net increase of $5.2 million during the same period in 2011 (see Note 2 of “Notes to the Condensed Consolidated Financial Statements”). The increase in gross margin during the six months ended June 30, 2012 from revisions in estimates was partially offset by a decrease from the recognition of deferred profit on a project that reached the profit recognition threshold in the same period of 2011. Our wholly owned subsidiaries, Granite Construction Company (“GCCO”) and Granite Northwest, Inc., are members of a joint venture known as Yaquina River Constructors (“YRC”) which was under contract with the Oregon Department of Transportation (“ODOT”) to construct a new road alignment of U.S. Highway 20 near Eddyville, Oregon. In addition to previous geologic landslide issues, unanticipated ground movement was observed at several hillsides beginning in 2010. YRC and ODOT were in dispute regarding their respective responsibilities under the terms of the contract relative to the project revisions necessary on account of the unanticipated ground movement. In May 2012, ODOT and YRC reached a settlement that ended YRC’s responsibility to perform any further work following limited final activities, which have been completed; released both parties from claims against the other, including from ODOT’s Notice of Default, which was rescinded and withdrawn; and contained terms calling for YRC to make certain payments to ODOT and for ODOT to release certain earned amounts to YRC. The settlement did not have a material impact on the Company’s financial position or results of operations.

Construction Materials and Real Estate gross profit remained relatively unchanged for the three and six months ended June 30, 2012 compared to the same periods in 2011 as residential, commercial and private markets remained depressed. Factors that contribute to real estate revenue fluctuations include national and local market conditions, entitlement status and buyers access to capital.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Selling
Salaries and related expenses	$10,122	$7,986	$19,950	$18,776
Other selling expenses	1,858	2,882	3,887	4,539
Total selling	11,980	10,868	23,837	23,315
General and administrative
Salaries and related expenses	13,925	11,281	28,637	26,221
Incentive compensation	1,893	2,711	3,097	4,331
Restricted stock amortization	2,296	2,594	6,492	5,913
Other general and administrative expenses	10,712	11,339	21,931	22,385
Total general and administrative	28,826	27,925	60,157	58,850
Total selling, general and administrative	$40,806	$38,793	$83,994	$82,165
Percent of revenue	7.6%	8.0%	9.9%	11.1%

Selling, general and administrative expenses for the three and six months ended June 30, 2012 increased $2.0 million, or 5.2%, and $1.8 million, or 2.2%, respectively, compared to the same periods in 2011.

Selling Expenses
Selling expenses include the costs of aggregate resource development, business development, estimating and bidding. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses.

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

Total general and administrative expenses for the three and six months ended June 30, 2012 increased $0.9 million and $1.3 million, respectively, compared to the same periods in 2011. Included in other general and administrative expenses for the six months ended June 30, 2012 was a net gain on restructuring of $1.9 million related to divestiture activities of our real estate investment business.

Other Expense

The following table presents the components of other expense for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Interest income	$611	$575	$1,655	$1,819
Interest expense	(2,827)	(879)	(6,009)	(4,235)
Equity in loss of affiliates	(484)	(181)	(1,101)	(438)
Other (expense) income, net	(5,018)	(688)	1,853	(118)
Total other expense	$(7,718)	$(1,173)	$(3,602)	$(2,972)

Interest expense increased $1.9 million and $1.8 million for the three and six months ended June 30, 2012 from the same periods in 2011, respectively, primarily due to an immaterial adjustment related to prior periods that was recorded during the three months ended June 30, 2011. Other (expense) income, net for the three and six months ended June 30, 2012 included a $2.8 million non-cash impairment charge associated with our cost method investment in the preferred stock of a corporation that designs and manufactures power generation equipment. Other (expense) income, net for the six months ended June 30, 2012 included a $5.3 million gain related to the sale of gold, a by-product of aggregate production.

Income Taxes

The following table presents the provision for (benefit from) income taxes for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Provision for (benefit from) income taxes	$1,859	$2,087	$(1,673)	$(3,136)
Effective tax rate	29.3%	25.3%	28.5%	74.3%

We calculate our income tax provision (benefit) at the end of each interim period by estimating our annual effective tax rate and applying that rate to our year-to-date ordinary earnings. The effect of changes in enacted tax laws, tax rates or tax status is recognized in the interim period in which the change occurs.

Our effective tax rate was 29.3% and 28.5% for the three and six months ended June 30, 2012, respectively, and was 25.3% and 74.3% for the three and six months ended June 30, 2011, respectively.  The change was primarily due to the recognition and measurement of previously unrecognized tax benefits, which is considered a discrete item for tax provision purposes, during the six months ended June 30, 2011. The recognition and measurement of these tax benefits was the result of a favorable settlement of an income tax examination conducted by the Internal Revenue Service.

Noncontrolling Interests

The following table presents the amount attributable to noncontrolling interests in consolidated subsidiaries for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Amount attributable to noncontrolling interests	$(2,538)	$(1,227)	$(5,624)	$(2,978)

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

Liquidity and Capital Resources

We believe our cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations through the next twelve months. We currently maintain a secured revolving credit facility of $100.0 million primarily to provide capital needs to fund growth opportunities, either internally or generated through acquisition (see “Credit Agreement” section below for further discussion). We do not anticipate that this credit facility will be required to fund future working capital needs. If we experience a prolonged change in our business operating results or make a significant acquisition, we may need to acquire additional sources of financing, which, if available, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements.

The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated joint ventures, as of the respective dates:

(in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Cash and cash equivalents excluding consolidated joint ventures	$170,266	$181,868	$100,403
Consolidated construction joint venture cash and cash equivalents[1]	67,685	75,122	89,666
Total consolidated cash and cash equivalents	237,951	256,990	190,069
Short-term and long-term marketable securities[2]	89,060	149,658	127,835
Total cash, cash equivalents and marketable securities	$327,011	$406,648	$317,904

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

Cash Flows	Six Months Ended June 30,
(in thousands)	2012	2011
Net cash (used in) provided by:
Operating activities	$(34,624)	$(16,736)
Investing activities	45,400	(4,800)
Financing activities	(29,815)	(40,417)

Cash used in operating activities of $34.6 million for the six months ended June 30, 2012 represents a $17.9 million increase from the amount of cash used in operating activities during the same period in 2011.  This increase was primarily driven by an increase in net loss as well as a less favorable change in working capital items in 2012 when compared to 2011.

Cash provided by investing activities for the six months ended June 30, 2012 increased $50.2 million when compared to the same period in 2011, primarily due to a $47.8 million increase in net proceeds from marketable securities as we shifted cash proceeds from maturities of held-to-maturity securities from longer term and lower yield investments to more liquid and higher yield interest bearing deposit accounts.

Cash used in financing activities for the six months ended June 30, 2012 decreased $10.6 million compared to the same period in 2011. The decrease was primary driven by a $6.2 million decrease in net distributions to noncontrolling partners as well as a $5.3 million decrease in long-term debt principal payments associated with our real estate entities.

Capital Expenditures

During the six months ended June 30, 2012, we had capital expenditures of $19.9 million compared to $27.5 million during the same period in 2011. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. Capital expenditures during 2012 are expected not to exceed $45.0 million. During the year ended December 31, 2011, we had capital expenditures of $45.0 million.

Credit Agreement

We have a $100.0 million committed secured revolving credit facility, with a sublimit for letters of credit of $50.0 million (“Credit Agreement”), which expires on June 22, 2013. Borrowings under the Credit Agreement bear interest at LIBOR plus an applicable margin. LIBOR varies based on the applicable loan term. The applicable margin is based upon certain financial ratios calculated quarterly and was 2.75% at June 30, 2012. Accordingly, the effective interest rate was between 3.00% and 3.82% at June 30, 2012. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on substantially all of the assets of Granite Construction Incorporated and our subsidiaries that are guarantors or co-borrowers under the Credit Agreement, excluding any owned or leased real property subject to an existing mortgage. At June 30, 2012, there were no revolving loans outstanding under the Credit Agreement, but there were standby letters of credit totaling approximately $4.2 million. The letters of credit will expire between October 2012 and March 2013. These letters of credit will be automatically replaced upon expiration.

The most significant restrictive covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Tangible Net Worth, a minimum Consolidated Interest Coverage Ratio and a maximum Adjusted Consolidated Leverage Ratio. The calculations and terms of such covenants are defined by Amendment No. 1 of the Credit Agreement filed as Exhibit 10.1 to our current report on Form 8-K filed December 30, 2010. As of June 30, 2012 and pursuant to the definitions in the Credit Agreement, our Consolidated Tangible Net Worth was $759.7 million, which exceeded the minimum of $669.6 million, the Consolidated Interest Coverage Ratio was 10.69, which exceeded the minimum of 4.00 and the Adjusted Consolidated Leverage Ratio was 1.40, which did not exceed the maximum of 3.50. The maximum Adjusted Consolidated Leverage Ratio gradually decreases in 0.25 increments until reaching 3.00 for the quarter ending March 31, 2013.

Senior Notes Payable

As of June 30, 2012, senior notes payable in the amount of $8.3 million were due to a group of institutional holders in nine equal annual installments which began in 2005 and bear interest at 6.96% per annum. The most significant covenant under the terms of the related agreement requires the maintenance of a minimum Consolidated Net Worth, the calculations and terms of which are defined by the related agreement filed as Exhibit 10.3 to our Form 10-Q filed August 14, 2001. As of June 30, 2012 and pursuant to the definitions in the note agreement, our Consolidated Net Worth was $780.5 million, which exceeded the minimum of $687.4 million.

In addition, as of June 30, 2012, senior notes payable in the amount of $200.0 million were due to a second group of institutional holders in five equal annual installments beginning in 2015 and bear interest at 6.11% per annum. The most significant covenant under the terms of the related agreement requires the maintenance of a minimum Consolidated Net Worth, the calculations and terms of which are defined by the related agreement filed as Exhibit 10.1 to our current report on Form 8-K filed January 31, 2008. As of June 30, 2012 and pursuant to the definitions in the note agreement, our Consolidated Net Worth was $780.5 million, which exceeded the minimum of $698.4 million.

Surety Bonds and Real Estate Mortgages

We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At June 30, 2012, approximately $1.9 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

A significant portion of our real estate held for development and sale is subject to mortgage indebtedness. All of this indebtedness is non-recourse to Granite but is recourse to the real estate entities that incurred the indebtedness. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entities to repay portions of the debt. During the three and six months ended June 30, 2012, we provided no significant funding to our real estate entities. As of June 30, 2012, the principal amount of debt of our real estate entities secured by mortgages was $20.9 million, of which $16.3 million was included in current liabilities and $4.6 million was included in long-term liabilities on our condensed consolidated balance sheet.

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

As of June 30, 2012, we were in compliance with the covenants contained in our senior note agreements and Credit Agreement.

Except as noted below, as of June 30, 2012, we were in compliance with the covenants contained in our debt agreements related to our consolidated real estate entities, and we are not aware of any material non-compliance by any of our unconsolidated entities with the covenants contained in their debt agreements. As of June 30, 2012, one of our consolidated real estate entities was in default under debt agreements as a result of a change in the venture partner’s financial condition. The affected loans are non-recourse to Granite and these defaults do not result in cross-defaults under other debt agreements under which Granite is the obligor; however, there is recourse to the real estate entity that incurred the debt. The real estate entity in default is currently in discussions with its lender to revise the terms of the defaulted debt agreements.

Share Purchase Program

In 2007, our Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion. As of June 30, 2012, $64.1 million was available for purchase. We did not purchase shares under the share purchase program in any of the periods presented.

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

Our management carried out, as of June 30, 2012, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the second quarter of 2012, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2012, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended June 30, 2012:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
April 1, 2012 through April 30, 2012	18,172	$28.93	—	$64,065,401
May 1, 2012 through May 31, 2012	836	$28.93	—	$64,065,401
June 1, 2012 through June 30, 2012	845	$21.89	—	$64,065,401
	19,853	$28.63	—
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

Item 5.	OTHER INFORMATION

Not Applicable.

Item 6. EXHIBITS

10.1	* **	Granite Construction Incorporated 2012 Equity Incentive Plan [Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on May 25, 2012]
10.2	* **	Form of Non-Employee Director Restricted Stock Unit Agreement effective May 22, 2012 [Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on May 25, 2012]
31.1	†	Certification of Principal Executive Officer
31.2	†	Certification of Principal Financial Officer
32	††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	†	Mine Safety Disclosure
101.INS	††	XBRL Instance Document
101.SCH	††	XBRL Taxonomy Extension Schema
101.CAL	††	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	††	XBRL Taxonomy Extension Definition Linkbase
101.LAB	††	XBRL Taxonomy Extension Label Linkbase
101.PRE	††	XBRL Taxonomy Extension Presentation Linkbase

	*	Incorporated by reference
	**	Compensatory plan or management contract
	†	Filed herewith
	††	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date:	August 3, 2012	By:	/s/ Laurel J. Krzeminski
Laurel J. Krzeminski
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)