Form 10-Q
period 2012-09-30
GRANITE CONSTRUCTION INC
filed 2012-11-07
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 22, 2012.

Class	Outstanding
Common Stock, $0.01 par value	38,711,183 shares

Index

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2012, December 31, 2011 and September 30, 2011
Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2012 and 2011
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011
Notes to the Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits
SIGNATURES
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32
EXHIBIT 95
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.CAL
EXHIBIT 101.DEF
EXHIBIT 101.LAB
EXHIBIT 101.PRE

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)
	September 30, 2012	December 31, 2011	September 30, 2011
ASSETS
Current assets
Cash and cash equivalents ($74,020, $75,122 and $65,350 related to consolidated construction joint ventures (“CCJV”))	$287,322	$256,990	$193,099
Short-term marketable securities	47,185	70,408	77,389
Receivables, net ($31,028, $30,332 and $28,493 related to CCJVs)	363,455	251,838	357,807
Costs and estimated earnings in excess of billings	49,548	37,703	45,884
Inventories	63,999	50,975	57,987
Real estate held for development and sale	57,964	67,037	79,173
Deferred income taxes	38,571	38,571	52,714
Equity in construction joint ventures	97,890	101,029	97,415
Other current assets	13,974	35,171	29,526
Total current assets	1,019,908	909,722	990,994
Property and equipment, net ($6,661, $8,671 and $9,821 related to CCJVs)	432,293	447,140	453,822
Long-term marketable securities	37,802	79,250	59,509
Investments in affiliates	30,257	31,071	33,435
Other noncurrent assets	78,375	80,616	80,709
Total assets	$1,598,635	$1,547,799	$1,618,469

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$8,352	$9,102	$8,351
Current maturities of non-recourse debt	16,712	23,071	16,690
Accounts payable ($30,975, $38,193 and $36,660 related to CCJVs)	209,683	158,660	216,600
Billings in excess of costs and estimated earnings ($13,955, $22,251 and $17,116 related to CCJVs)	91,348	90,845	89,505
Accrued expenses and other current liabilities ($3,495, $5,129 and $5,997 related to CCJVs)	167,166	166,790	185,624
Total current liabilities	493,261	448,468	516,770
Long-term debt	200,168	208,501	208,519
Long-term non-recourse debt	4,375	9,912	27,755
Other long-term liabilities	47,913	49,221	46,985
Deferred income taxes	3,644	4,034	10,330
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding 38,706,966 shares as of September 30, 2012, 38,682,771 shares as of December 31, 2011 and 38,664,403 shares as of September 30, 2011	387	387	387
Additional paid-in capital	114,917	111,514	108,096
Retained earnings	699,277	687,296	673,626
Total Granite Construction Incorporated shareholders’ equity	814,581	799,197	782,109
Noncontrolling interests	34,693	28,466	26,001
Total equity	849,274	827,663	808,110
Total liabilities and equity	$1,598,635	$1,547,799	$1,618,469
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue
Construction	$385,744	$431,101	$748,803	$784,393
Large project construction	255,918	213,320	648,645	513,478
Construction materials	86,782	83,171	175,754	165,083
Real estate	38	986	5,055	7,029
Total revenue	728,482	728,578	1,578,257	1,469,983
Cost of revenue
Construction	352,471	372,561	688,989	696,911
Large project construction	198,104	187,763	540,343	443,965
Construction materials	76,798	73,617	166,720	154,329
Real estate	10	744	4,254	5,941
Total cost of revenue	627,383	634,685	1,400,306	1,301,146
Gross profit	101,099	93,893	177,951	168,837
Selling, general and administrative expenses	41,280	39,112	125,274	121,277
Gain on sales of property and equipment	1,622	5,598	6,493	11,572
Operating income	61,441	60,379	59,170	59,132
Other income (expense)
Interest income	485	476	2,140	2,295
Interest expense	(2,561)	(3,418)	(8,570)	(7,653)
Equity in income of affiliates	1,481	1,881	380	1,443
Other income (expense), net	2,013	(1,833)	3,866	(1,951)
Total other income (expense)	1,418	(2,894)	(2,184)	(5,866)
Income before provision for income taxes	62,859	57,485	56,986	53,266
Provision for income taxes	17,113	15,109	15,440	11,973
Net income	45,746	42,376	41,546	41,293
Amount attributable to noncontrolling interests	(8,625)	(5,908)	(14,249)	(8,886)
Net income attributable to Granite Construction Incorporated	$37,121	$36,468	$27,297	$32,407

Net income per share attributable to common shareholders (see Note 14)
Basic	$0.96	$0.94	$0.71	$0.84
Diluted	$0.94	$0.93	$0.70	$0.83
Weighted average shares of common stock
Basic	38,518	38,172	38,418	38,092
Diluted	39,141	38,598	39,013	38,428
Dividends per common share	$0.13	$0.13	$0.39	$0.39
 The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)
Nine Months Ended September 30,	2012	2011
Operating activities
Net income	$41,546	$41,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	43,651	45,691
Non-cash restructuring, net	(1,782)	1,031
Other non-cash impairment charges	3,101	—
Gain on sales of property and equipment	(6,493)	(11,572)
Stock-based compensation	8,910	8,994
(Gain) loss on company owned life insurance	(1,829)	639
Changes in assets and liabilities:
Receivables	(115,066)	(112,790)
Costs and estimated earnings in excess of billings, net	(11,342)	(66,045)
Inventories	(13,024)	(6,969)
Real estate held for development and sale	98	(2,756)
Equity in construction joint ventures	3,139	(22,699)
Other assets, net	20,312	9,359
Accounts payable	51,025	86,900
Accrued expenses and other current liabilities, net	(2,083)	30,942
Net cash provided by operating activities	20,163	2,018
Investing activities
Purchases of marketable securities	(59,936)	(115,146)
Maturities of marketable securities	70,100	85,875
Proceeds from sale of marketable securities	55,000	33,268
Additions to property and equipment	(25,971)	(34,748)
Proceeds from sales of property and equipment	8,368	20,071
Other investing activities, net	1,165	2,313
Net cash provided by (used in) investing activities	48,726	(8,367)
Financing activities
Long-term debt principal payments	(11,584)	(17,293)
Cash dividends paid	(15,078)	(15,090)
Purchases of common stock	(4,521)	(3,840)
Distributions to noncontrolling partners, net	(8,022)	(17,489)
Other financing activities	648	1,138
Net cash used in financing activities	(38,557)	(52,574)
Increase (decrease) in cash and cash equivalents	30,332	(58,923)
Cash and cash equivalents at beginning of period	256,990	252,022
Cash and cash equivalents at end of period	$287,322	$193,099

Supplementary Information
Cash paid during the period for:
Interest	$6,948	$9,718
Income taxes	1,131	905
Non-cash investing and financing activities:
Restricted stock/units issued, net of forfeitures	$11,532	$6,896
Accrued cash dividends	5,032	5,026
Debt payments out of escrow from sale of assets	1,109	3,446
Debt extinguishment from joint venture interest transfer	9,115	—
Debt payment from refinancing	1,150	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” “Company” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at September 30, 2012 and 2011 and the results of our operations and cash flows for the periods presented. The December 31, 2011 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements except for the adoption of the following new accounting guidance in the first quarter of 2012:

•
Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity or as a footnote to the condensed consolidated financial statements, and provides the option of presenting comprehensive income in a continuous statement of comprehensive income. This guidance became effective for our quarter ended March 31, 2012 and requires prior year amounts to conform to current year presentation. For all periods presented comprehensive income was equal to net income; therefore, a separate or continuous statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

•
ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, which clarifies the application of certain existing fair value measurement guidance and expands the disclosure requirements for fair value measurements that are estimated using significant unobservable (Level 3) inputs and for assets and liabilities disclosed but not recorded at fair value. This guidance was effective for our quarter ended March 31, 2012. As a result of this new guidance, we disclosed the level of the fair value hierarchy within which the fair value measurements of assets and liabilities disclosed but not recorded at fair value were categorized (see Note 5). Other items in this new guidance had no impact to our condensed consolidated financial statements.

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

Interim results are subject to significant seasonal variations and the results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU requires companies to disclose both gross and net information about financial instruments that have been offset on the consolidated balance sheet. This ASU will be effective commencing with our quarter ending March 31, 2013. We do not expect the adoption of this ASU to have an impact on our consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU gives companies the option to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If it is determined that it is more likely than not the indefinite-lived intangible asset is impaired, a quantitative impairment test is required. However, if it is concluded otherwise, the quantitative test is not necessary. This ASU will be effective commencing with our quarter ending March 31, 2013. We do not expect the adoption of this ASU to have an impact on our consolidated financial statements.

3.	Revisions in Estimates

Our profit recognition related to construction contracts is based on estimates of costs to complete each project. These estimates can vary in the normal course of business as projects progress and uncertainties are resolved. We do not recognize revenue on contract change orders or claims until we have a signed agreement; however, we do recognize costs as incurred and revisions to estimated total costs as soon as the obligation to perform is determined. Approved change orders and claims, as well as changes in related estimates of costs to complete, are considered revisions in estimates. We use the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. Under this option, revisions in estimates are accounted for in their entirety in the period of change. As of September 30, 2012, we had no revisions in estimates that are reasonably certain to impact future periods.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Construction

The net changes in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit were net decreases of $6.0 million and $9.4 million for the three and nine months ended September 30, 2012, respectively. The net changes for the three and nine months ended September 30, 2011 were a net decrease of $1.3 million and a net increase of $1.6 million, respectively. The projects are summarized as follows:

Increases

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2012	2011	2012	2011
Number of projects with upward estimate changes	1	2	4	4
Range of increase in gross profit from each project, net	$1.6	$1.3 - 1.4	$1.0 - 3.0	$1.1 - 2.9
Increase on project profitability	$1.6	$2.7	$7.1	$7.0
The increases during the three and nine months ended September 30, 2012 were due to lower than anticipated costs and settlement of outstanding issues with contract owners. The increases during the three and nine months ended September 30, 2011 were primarily due to improved salvage prices for excess material, the settlement of outstanding cost issues and owner directed scope changes.

Decreases

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2012	2011	2012	2011
Number of projects with downward estimate changes	4	2	6	3
Range of reduction in gross profit from each project, net	$1.1 - 3.9	$1.4 - 2.6	$1.1 - 6.3	$1.4 - 2.6
Decrease on project profitability	$7.6	$4.0	$16.5	$5.4
The decreases during the three and nine months ended September 30, 2012 were due to lower productivity than originally anticipated. The decreases during the three and nine months ended September 30, 2011 were due to lower productivity than anticipated and unanticipated rework costs.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Large Project Construction

The net changes in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit were net increases of $35.9 million and $48.9 million for the three and nine months ended September 30, 2012, respectively. The net changes for the three and nine months ended September 30, 2011 were net increases of $2.7 million and $7.9 million, respectively. Amounts attributable to noncontrolling interests were $5.7 million and $6.6 million of the net increases for the three and nine months ended September 30, 2012, respectively, and were $1.0 million and $0.6 million of the net increases for the three and nine months ended September 30, 2011, respectively. The projects are summarized as follows:

Increases

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2012	2011	2012	2011
Number of projects with upward estimate changes	8	5	8	6
Range of increase in gross profit from each project, net	$1.1 - 12.6	$1.0 - 2.6	$1.1 - 16.3	$1.4 - 4.2
Increase on project profitability	$35.9	$8.8	$54.7	$17.7
The increases during the three and nine months ended September 30, 2012 were due to owner directed scope changes and lower than anticipated construction costs. The increases during the three and nine months ended September 30, 2011 were due to the settlement of outstanding issues with a contract owner, owner directed scope change, lower than anticipated construction costs and the resolution of a project claim.

Decreases

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2012	2011	2012	2011
Number of projects with downward estimate changes	—	3	2	2
Range of reduction in gross profit from each project, net	$—	$1.7 - 2.4	$1.7 - 4.1	$4.2 - 5.6
Decrease on project profitability	$—	$6.1	$5.8	$9.8
There were no downward estimate changes during the three months ended September 30, 2012. The downward estimate changes during the nine months ended September 30, 2012 were due to lower productivity than anticipated. The downward estimate changes during the three and nine months ended September 30, 2011 were due to increased costs to resolve project uncertainties and lower productivity than anticipated.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Marketable Securities

All marketable securities were classified as held-to-maturity for the dates presented and the carrying amounts of held-to-maturity securities were as follows:

(in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
U.S. Government and agency obligations	$15,062	$40,240	$40,218
Commercial paper	19,976	24,980	29,978
Municipal bonds	7,082	2,057	4,036
Corporate bonds	5,065	3,131	3,157
Total short-term marketable securities	47,185	70,408	77,389
U.S. Government and agency obligations	36,103	65,109	45,268
Municipal bonds	1,699	8,909	8,952
Corporate bonds	—	5,232	5,289
Total long-term marketable securities	37,802	79,250	59,509
Total marketable securities	$84,987	$149,658	$136,898

Scheduled maturities of held-to-maturity investments were as follows (in thousands):

September 30, 2012
Due within one year	$47,185
Due in one to five years	37,802
Total	$84,987

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Fair Value Measurement

Effective in 2012, we adopted a new accounting standard that expands the disclosure of our assets and liabilities disclosed, but not recorded at fair value. As of September 30, 2012, December 31, 2011, and September 30, 2011, these assets and liabilities were our held-to-maturity marketable securities and senior notes payable. The following tables summarize each class of assets and liabilities measured at fair value on a recurring basis as well as assets and liabilities that are disclosed but not recorded at fair value:

September 30, 2012	Fair Value Measurement at Reporting Date Using
(in thousands)	Level 1[1]	Level 2[2]	Level 3[3]	Total
Cash equivalents
Money market funds	$185,586	$—	$—	$185,586
Held-to-maturity commercial paper	14,495	—	—	14,495
Marketable securities
Held-to-maturity marketable securities	85,133	—	—	85,133
Total assets	$285,214	$—	$—	$285,214

Long-term debt (including current maturities)
Senior notes payable	$—	$—	$243,219	$243,219
Total liabilities	$—	$—	$243,219	$243,219

December 31, 2011	Fair Value Measurement at Reporting Date Using
(in thousands)	Level 1[1]	Level 2[2]	Level 3[3]	Total
Cash equivalents
Money market funds	$178,174	$—	$—	$178,174
Held-to-maturity commercial paper	4,999	—	—	4,999
Marketable securities
Held-to-maturity marketable securities	149,979	—	—	149,979
Total assets	$333,152	$—	$—	$333,152

Long-term debt (including current maturities)
Senior notes payable	$—	$—	$250,541	$250,541
Total liabilities	$—	$—	$250,541	$250,541

September 30, 2011	Fair Value Measurement at Reporting Date Using
(in thousands)	Level 1[1]	Level 2[2]	Level 3[3]	Total
Cash equivalents
Money market funds	$149,966	$—	$—	$149,966
Held-to-maturity commercial paper	4,997	—	—	4,997
Marketable securities
Held-to-maturity marketable securities	137,194	—	—	137,194
Total assets	$292,157	$—	$—	$292,157

Long-term debt (including current maturities)
Senior notes payable	$—	$—	$242,698	$242,698
Total liabilities	$—	$—	$242,698	$242,698
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of money market funds to consolidated cash and cash equivalents is as follows:

(in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Money market funds	$185,586	$178,174	$149,966
Held-to-maturity commercial paper	14,495	4,999	4,997
Cash	87,241	73,817	38,136
Total cash and cash equivalents	$287,322	$256,990	$193,099

The carrying values of receivables, other current assets, and accrued expenses and other current liabilities approximate their fair values because of the short-term nature of these instruments. In addition, the fair value measured using Level 3 inputs of non-recourse debt approximates its carrying value due to its relative short-term nature and competitive interest rates. The fair value of the senior notes payable was based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk. The carrying amount of senior notes payable, including current maturities, was $208.3 million, $216.7 million and $216.7 million as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively. See Note 4 for the carrying amount of held-to-maturity marketable securities as of September 30, 2012, December 31, 2011 and September 30, 2011.

We measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis. During the nine months ended September 30, 2012, the only significant fair value adjustment was a $2.8 million non-cash impairment charge to write-off our cost method investment in the preferred stock of a corporation that designs and manufactures power generation equipment. The fair value was estimated based on Level 3 inputs using the expected future cash flows attributable to the asset and on other assumptions that market participants would use in determining fair value, such as liquidation preferences, market discount rates, transaction prices for other comparable assets, and other market data. No other significant fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis were recorded during the three and nine months ended September 30, 2012 and 2011.

6.	Receivables, net

(in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Construction contracts:
Completed and in progress	$228,865	$122,987	$223,292
Retentions	68,590	77,038	74,795
Total construction contracts	297,455	200,025	298,087
Construction material sales	59,396	30,356	52,157
Other	9,029	24,337	10,177
Total gross receivables	365,880	254,718	360,421
Less: allowance for doubtful accounts	2,425	2,880	2,614
Total net receivables	$363,455	$251,838	$357,807

Receivables include amounts billed and billable for public and private contracts and do not bear interest. The balances billed but not paid by customers pursuant to retainage provisions in construction contracts generally become due upon completion and acceptance of the contract by the owners. Included in other receivables at September 30, 2012, December 31, 2011 and September 30, 2011 were items such as notes receivable, interest receivable, fuel tax refunds and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates.

Financing receivables consisted of long-term notes receivable and retentions receivable. As of September 30, 2012, December 31, 2011 and September 30, 2011, long-term notes receivable outstanding were $1.9 million, $2.0 million, and $2.1 million, respectively, and primarily related to loans made to employees and were included in other noncurrent assets in our condensed consolidated balance sheets.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We segregate our retention receivables into two categories: escrow and non-escrow. The balances in each category were as follows:

(in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Escrow	$42,297	$43,378	$38,517
Non-escrow	26,293	33,660	36,278
Total retention receivables	$68,590	$77,038	$74,795

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

The following table summarizes the amount of our non-escrow retention receivables within each category:

(in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Federal	$2,569	$2,811	$2,148
State	3,595	5,453	6,046
Local	12,003	14,708	17,666
Private	8,126	10,688	10,418
Total	$26,293	$33,660	$36,278

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

September 30, 2012	Current	1 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$2,012	$—	$557	$2,569
State	3,177	239	179	3,595
Local	11,141	555	307	12,003
Private	7,495	321	310	8,126
Total	$23,825	$1,115	$1,353	$26,293

December 31, 2011	Current	1 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$2,462	$326	$23	$2,811
State	2,751	860	1,842	5,453
Local	12,313	1,326	1,069	14,708
Private	9,599	765	324	10,688
Total	$27,125	$3,277	$3,258	$33,660

September 30, 2011	Current	1 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$1,976	$77	$95	$2,148
State	3,880	1,397	769	6,046
Local	13,801	1,465	2,400	17,666
Private	9,911	108	399	10,418
Total	$29,568	$3,047	$3,663	$36,278

Federal, state and local agencies generally require several approvals to release payments, and these approvals often take over 90 days past contractual due dates to obtain. Amounts past due from government agencies primarily result from delays caused by paperwork processing and obtaining proper agency approvals rather than lack of funds. As of September 30, 2012, December 31, 2011 and September 30, 2011, our allowance for doubtful accounts contained no material provision related to non-escrow retention receivables as we determined there were no significant collectibility issues.

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

At September 30, 2012, there was approximately $1.6 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $0.6 billion represented our share and the remaining $1.0 billion represented our partners’ share.  Due to the uncertainties associated with the nature of our work, we are not able to quantify our maximum exposure on the underlying arrangements and contracts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.

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

Based on our initial primary beneficiary analysis, we determined that decision making responsibility is shared between the venture partners for one construction joint venture. Therefore, this joint venture did not have an identifiable primary beneficiary partner and we continue to report the pro rata results. All other joint ventures were assigned one primary beneficiary partner. Based on our primary beneficiary assessment during the nine months ended September 30, 2012, we determined no change was required to the accounting for existing construction joint ventures.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Construction Joint Ventures

The carrying amounts and classification of assets and liabilities of construction joint ventures we are required to consolidate are included in our condensed consolidated financial statements as follows:

(in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Cash and cash equivalents[1]	$74,020	$75,122	$65,350
Other current assets	32,379	33,750	31,215
Total current assets	106,399	108,872	96,565
Noncurrent assets	6,661	8,671	9,821
Total assets[2]	$113,060	$117,543	$106,386

Accounts payable	$30,975	$38,193	$36,660
Billings in excess of costs and estimated earnings[1]	13,955	22,251	17,116
Accrued expenses and other current liabilities	3,495	5,129	5,997
Total current liabilities	48,425	65,573	59,773
Noncurrent liabilities	—	4	33
Total liabilities[2]	$48,425	$65,577	$59,806
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

At September 30, 2012, we were engaged in two active consolidated construction joint venture projects with total contract values of $245.1 million and $334.3 million. Our proportionate share of the equity in these joint ventures was 45.0% and 60.0%, respectively. During the three and nine months ended September 30, 2012, total revenue of the consolidated construction joint ventures was $77.4 million and $174.0 million, respectively. During the three and nine months ended September 30, 2011, total revenue of the consolidated construction joint ventures was $73.9 million and $171.1 million, respectively. Total cash provided by consolidated construction joint venture operations was $16.1 million and $6.0 million during the nine months ended September 30, 2012 and 2011, respectively.

Unconsolidated Construction Joint Ventures

We account for our share of construction joint ventures that we are not required to consolidate on a pro rata basis in the condensed consolidated statements of income and as a single line item on the condensed consolidated balance sheets. As of September 30, 2012, these unconsolidated joint ventures were engaged in eight active construction projects with total contract values ranging from $59.4 million to $1.2 billion. Our proportionate share of the equity in these unconsolidated joint ventures ranged from 20.0% to 50.0%. As of September 30, 2012, our share of the revenue remaining to be recognized on these unconsolidated joint ventures ranged from $0.4 million to $186.6 million.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Assets:
Cash and cash equivalents[1]	$304,065	$338,681	$356,399
Other assets	273,848	264,901	265,549
Less partners’ interest	353,165	364,979	378,523
Granite’s interest	224,748	238,603	243,425
Liabilities:
Accounts payable	94,788	85,075	85,602
Billings in excess of costs and estimated earnings[1]	243,578	280,650	302,039
Other liabilities	8,299	8,595	9,460
Less partners’ interest	219,807	236,746	251,091
Granite’s interest	126,858	137,574	146,010
Equity in construction joint ventures	$97,890	$101,029	$97,415
 1The volume and stage of completion of contracts from our unconsolidated construction joint ventures may cause fluctuations in cash and cash equivalents, as well as billings in excess of costs and estimated earnings between periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Revenue:
Total[1]	$286,308	$243,654	$776,235	$667,920
Less partners’ interest[1,2]	181,679	158,079	497,743	448,357
Granite’s interest	104,629	85,575	278,492	219,563
Cost of revenue:
Total[1]	200,688	212,485	597,689	546,495
Less partners’ interest[1,2]	129,840	140,506	389,171	370,865
Granite’s interest	70,848	71,979	208,518	175,630
Granite’s interest in gross profit	$33,781	$13,596	$69,974	$43,933
1While Granite’s interest in revenue, cost of revenue and gross profit were correctly stated, total and partners’ interest for revenue and cost of revenue for the three and six month periods ended June 30, 2012 were inadvertently misstated in our Quarterly Report for the quarter ended June 30, 2012. Total revenue, partner’s interest in revenue, total cost of revenue and partners’ interest in cost of revenue reported was (in thousands): $663,536, $563,302, $544,838 and $467,540, respectively, for the three months ended June 30, 2012, and $869,368, $695,505, $714,450 and $576,780, respectively, for the six months ended June 30, 2012. Total revenue, partner’s interest in revenue, total cost of revenue and partners’ interest in cost of revenue should have been (in thousands): $284,095, $183,861, $227,389, and $150,091, respectively, for the three months ended June 30, 2012, and $489,926, $316,064, $397,001, and $259,331, respectively, for the six months ended June 30, 2012.
2Partners’ interest represents amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest, adjusted to reflect our accounting policies.

Line Item Joint Ventures

The revenue for each line item joint venture partner’s discrete items of work is defined in the contract with the project owner and each venture partner bears the profitability risk associated with its own work. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We account for our portion of these contracts as project revenues and costs in our accounting system and include receivables and payables associated with our work in our condensed consolidated financial statements. As of September 30, 2012, we had five active line item joint venture construction projects with total contract values ranging from $42.0 million to $133.2 million of which our portions ranged from $21.9 million to $55.7 million. As of September 30, 2012, our share of revenue remaining to be recognized on these line item joint ventures ranged from $2.5 million to $29.0 million.

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

Substantially all the assets of these real estate entities in which we are participants through our GLC subsidiary are classified as real estate held for development and sale. All outstanding debt of these entities is non-recourse to Granite. However, there is recourse to our real estate affiliates that incurred the debt. Our real estate affiliates include limited partnerships or limited liability companies of which we are a limited partner or member. In the fourth quarter of 2010, we publicly announced our work in progress on our Enterprise Improvement Plan which includes business plans to orderly divest of our real estate investment business by the end of 2013, subject to market conditions and our ability to negotiate sales of certain assets at prices acceptable to us. In 2011, development activities were curtailed for the majority of our real estate development projects as divestiture efforts increased. During the nine months ended September 30, 2012, we recorded amounts associated with the sale or other disposition of two real estate projects, the impact of which was not significant to our results of operations. Subsequent to the sale or other disposition of these projects, GLC had no significant continuing involvement with the associated entities.

GLC receives authorization to provide additional financial support for certain of its real estate entities in increments to address changes in business plans.  During the nine months ended September 30, 2012, GLC was not authorized to increase its financial support to consolidated real estate entities and during the nine months ended September 30, 2011, GLC was authorized to increase its financial support to consolidated real estate entities by $12.0 million on three separate projects. As of September 30, 2012, $3.1 million of the total authorized investment had yet to be contributed to the consolidated entities.

We have determined that certain of the real estate joint ventures are VIEs as defined by ASC Topic 810, Consolidation, and related standards. To ascertain if we are required to consolidate the VIE, we continually evaluate whether we are the VIE’s primary beneficiary. The factors we consider in determining whether we are a VIE’s primary beneficiary include the decision authority of each partner, which partner manages the day-to-day operations of the project and the amount of our equity investment in relation to that of our partners. Based on our ongoing primary beneficiary assessments, there were no changes to our determinations of whether we are the VIE’s primary beneficiary for existing real estate entities during the nine months ended September 30, 2012 and 2011.

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

Based on our quarterly evaluations of each project’s business plan and our review of each project, we recorded no significant impairment charges to our real estate development projects or investments during the three and nine months ended September 30, 2012 and 2011.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Real Estate Entities

The carrying amounts and classification of assets and liabilities of real estate entities we are required to consolidate are included in our condensed consolidated balance sheets as follows:

(in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Real estate held for development and sale	$57,964	$67,037	$79,173
Other current assets	1,946	4,715	2,801
Total assets	$59,910	$71,752	$81,974

Current maturities of non-recourse debt	$16,712	$22,571	$16,190
Other current liabilities	404	1,794	1,901
Total current liabilities	17,116	24,365	18,091
Long-term non-recourse debt	4,375	9,912	27,755
Other noncurrent liabilities	—	74	278
Total liabilities	$21,491	$34,351	$46,124

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

Included in current assets on our condensed consolidated balance sheets is real estate held for development and sale. The breakdown by type and location of our real estate held for development and sale is summarized below:

	September 30, 2012		December 31, 2011		September 30, 2011
(dollars in thousands)	Amount	Number of Projects	Amount	Number of Projects	Amount	Number of Projects
Residential	$48,527	3	$54,610	4	$55,672	5
Commercial	9,437	4	12,427	5	23,501	7
Total	$57,964	7	$67,037	9	$79,173	12

Washington	$48,122	2	$47,600	2	$47,109	2
California	2,609	4	4,006	5	16,382	8
Texas	7,233	1	8,859	1	8,859	1
Oregon	—	—	6,572	1	6,823	1
Total	$57,964	7	$67,037	9	$79,173	12

Investments in Affiliates

We account for our share of unconsolidated real estate entities in which we have determined we are not the primary beneficiary in other income in the condensed consolidated statements of income and as a single line item on our condensed consolidated balance sheets as investments in affiliates. At September 30, 2012, these entities were engaged in real estate development projects with total assets ranging from approximately $2.7 million to $45.8 million. Our proportionate share of the profits and losses of these entities depends on the ultimate operating results of the entities.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Additionally, we have investments in non-real estate affiliates that are accounted for using the equity method. The most significant of these investments is a 50% interest in a limited liability company which owns and operates an asphalt terminal in Nevada. During the three months ended June 30, 2012, it was determined that the carrying amount of our cost method investment in a power generation equipment manufacturer exceeded its fair value, which required us to recognize a non-cash impairment charge of $2.8 million.

Our investments in affiliates balance consists of the following:

(in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Equity method investments in real estate affiliates	$18,873	$16,478	$15,856
Equity method investments in other affiliates	11,384	11,841	11,129
Total equity method investments	30,257	28,319	26,985
Cost method investments	—	2,752	6,450
Total investments in affiliates	$30,257	$31,071	$33,435

The breakdown by type and location of our interests in real estate affiliates accounted for under the equity method is summarized below:

	September 30, 2012		December 31, 2011		September 30, 2011
(dollars in thousands)	Amount	Number of Projects	Amount	Number of Projects	Amount	Number of Projects
Residential	$12,805	2	$11,903	2	$11,511	2
Commercial	6,068	3	4,575	3	4,345	3
Total	$18,873	5	$16,478	5	$15,856	5

Texas	$18,873	5	$16,478	5	$15,856	5
Total	$18,873	5	$16,478	5	$15,856	5

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a 100% combined basis:

(in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Total assets	$156,992	$157,771	$157,054
Net assets	85,162	82,511	80,306
Granite’s share of net assets	30,257	28,319	26,985

9.	Property and Equipment, net

Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net on our condensed consolidated balance sheets as follows:

(in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Land and land improvements	$125,842	$124,216	$122,728
Quarry property	177,814	175,612	175,431
Buildings and leasehold improvements	80,916	81,272	81,217
Equipment and vehicles	718,965	733,158	753,776
Office furniture and equipment	64,767	55,570	48,996
Property and equipment	1,168,304	1,169,828	1,182,148
Less: accumulated depreciation and depletion	736,011	722,688	728,326
Property and equipment, net	$432,293	$447,140	$453,822

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Intangible Assets

The balances of the following intangible assets are included in other noncurrent assets on our condensed consolidated balance sheets:

Indefinite-lived Intangible Assets:

(in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Goodwill[1]	$9,900	$9,900	$9,900
Use rights and other	393	393	1,319
Total unamortized intangible assets	$10,293	$10,293	$11,219
1Goodwill for all periods presented primarily relates to our Construction segment.

Amortized Intangible Assets:

September 30, 2012		Accumulated
(in thousands)	Gross Value	Amortization	Net Value
Permits	$29,713	$(10,588)	$19,125
Customer lists	2,198	(2,113)	85
Covenants not to compete	1,588	(1,541)	47
Other	871	(696)	175
Total amortized intangible assets	$34,370	$(14,938)	$19,432

December 31, 2011
(in thousands)
Permits	$29,713	$(7,573)	$22,140
Customer lists	2,198	(1,942)	256
Covenants not to compete	1,588	(1,476)	112
Other	871	(583)	288
Total amortized intangible assets	$34,370	$(11,574)	$22,796

September 30, 2011
(in thousands)
Permits	$29,713	$(7,205)	$22,508
Customer lists	2,198	(1,885)	313
Covenants not to compete	1,588	(1,439)	149
Other	871	(545)	326
Total amortized intangible assets	$34,370	$(11,074)	$23,296
Amortization expense related to these intangible assets for the three and nine months ended September 30, 2012 was approximately $1.2 million and $3.3 million, respectively, and approximately $0.5 million and $1.5 million for the three and nine months ended September 30, 2011, respectively. Based on the amortized intangible assets balance at September 30, 2012, amortization expense expected to be recorded in the future is as follows: $0.4 million for the remainder of 2012; $1.3 million in 2013; $1.1 million in 2014; $1.1 million in 2015; $1.0 million in 2016; and $14.5 million thereafter.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Restructuring

Selling, general and administrative expenses for the nine months ended September 30, 2012 included a net gain on restructuring of $1.8 million related to divestiture activities of our real estate investment business. We recorded no significant restructuring charges during the three months ended September 30, 2012 or during the three and nine months ended September 30, 2011. During 2013, we may record up to $8.0 million of restructuring charges, primarily related to previously planned additional consolidation efforts and assets to be held-for-sale as part of our Enterprise Improvement Plan. The ultimate amount and timing of future restructuring charges is subject to market conditions and our ability to negotiate sales of certain assets at prices acceptable to us.

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

As of September 30, 2012, we were in compliance with the covenants contained in our senior note agreements, Credit Agreement, and debt agreements related to our consolidated real estate entities. We are not aware of any non-compliance by any of our unconsolidated entities with the covenants contained in their debt agreements. Subsequent to September 30, 2012, one of our consolidated real estate entities was in default under debt agreements as a result of its failure to make a timely required payment. The affected loans are non-recourse to Granite and these defaults do not result in cross-defaults under other debt agreements under which Granite is the obligor; however, there is recourse to the real estate entity that incurred the debt. The real estate entity in default is currently in discussions with its lenders concerning disposition of the property.

13.	Weighted Average Shares Outstanding

A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income per share in the accompanying condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Weighted average shares outstanding:
Weighted average common stock outstanding	38,707	38,669	38,679	38,678
Less: weighted average unvested restricted stock outstanding	189	497	261	586
Total basic weighted average shares outstanding	38,518	38,172	38,418	38,092

Diluted weighted average shares outstanding:
Weighted average common stock outstanding, basic	38,518	38,172	38,418	38,092
Effect of dilutive securities:
Common stock options and restricted stock units	623	426	595	336
Total weighted average shares outstanding assuming dilution	39,141	38,598	39,013	38,428

14.	Earnings Per Share

We calculate earnings per share (“EPS”) under the two-class method by allocating earnings to both common shares and unvested restricted stock which are considered participating securities. However, net losses are not allocated to participating securities for purposes of computing EPS under the two-class method. The following is a reconciliation of net income attributable to Granite and related weighted average shares of common stock outstanding for purposes of calculating basic and diluted net income per share using the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Basic
Numerator:
Net income attributable to Granite	$37,121	$36,468	$27,297	$32,407
Less: net income allocated to participating securities	181	469	184	491
Net income allocated to common shareholders for basic calculation	$36,940	$35,999	$27,113	$31,916

Denominator:
Weighted average common shares outstanding, basic	38,518	38,172	38,418	38,092
Net income per share, basic	$0.96	$0.94	$0.71	$0.84

Diluted
Numerator:
Net income attributable to Granite	$37,121	$36,468	$27,297	$32,407
Less: net income allocated to participating securities	178	462	181	487
Net income allocated to common shareholders for diluted calculation	$36,943	$36,006	$27,116	$31,920

Denominator:
Weighted average common shares outstanding, diluted	39,141	38,598	39,013	38,428
Net income per share, diluted	$0.94	$0.93	$0.70	$0.83

15.	Income Taxes

Our effective tax rate was 27.2% and 27.1% for the three and nine months ended September 30, 2012, respectively, and was 26.3% and 22.5% for the three and nine months ended September 30, 2011, respectively. The changes from the prior year were primarily due to the recognition and measurement of previously unrecognized tax benefits, which was considered a discrete item for tax provision purposes for the nine months ended September 30, 2011. The recognition and measurement of these tax benefits was the result of a favorable settlement of an income tax examination.

16.	Equity

The following tables summarize our equity activity for the periods presented:

(in thousands)	Granite Construction Incorporated	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$799,197	$28,466	$827,663
Purchase of common stock[1]	(4,521)	—	(4,521)
Other transactions with shareholders[3]	7,690	—	7,690
Transactions with noncontrolling interests, net[4]	—	(8,022)	(8,022)
Net income	27,297	14,249	41,546
Dividends on common stock	(15,082)	—	(15,082)
Balance at September 30, 2012	$814,581	$34,693	$849,274

(in thousands)
Balance at December 31, 2010	$761,031	$34,604	$795,635
Purchase of common stock[2]	(3,840)	—	(3,840)
Other transactions with shareholders[3]	7,589	—	7,589
Transactions with noncontrolling interests, net[4]	—	(17,489)	(17,489)
Net income	32,407	8,886	41,293
Dividends on common stock	(15,078)	—	(15,078)
Balance at September 30, 2011	$782,109	$26,001	$808,110
1Represents 154,000 shares purchased in connection with employee tax withholding for shares/units granted under our Amended and Restated 1999 Equity Incentive Plan.
2Represents 138,000 shares purchased in connection with employee tax withholding for shares/units granted under our Amended and Restated 1999 Equity Incentive Plan.
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

In the ordinary course of business, we are involved in various legal proceedings that are pending against us and our affiliates alleging, among other things, breach of contract or tort in connection with the performance of professional services, the various outcomes of which cannot be predicted with certainty. The most significant of these proceedings are as follows:

•
US Highway 20 Project: Our wholly owned subsidiaries, Granite Construction Company (“GCCO”) and Granite Northwest, Inc., are members of a joint venture known as Yaquina River Constructors (“YRC”) which was contracted by the Oregon Department of Transportation (“ODOT”) to construct a new road alignment of US Highway 20 near Eddyville, Oregon. The project involved constructing seven miles of new road through steep and forested terrain in the Coast Range Mountains. During the fall and winter of 2006, extraordinary rain events produced runoff that overwhelmed installed erosion control measures and resulted in discharges to surface water and alleged violations of YRC’s stormwater permit. In June 2009, YRC was informed that the U.S. Department of Justice (“USDOJ”) had assumed the criminal investigation that the Oregon Department of Justice had initiated in connection with stormwater runoff from the project. The USDOJ has since informed YRC that the USDOJ will not criminally charge YRC or any Granite affiliate in connection with these matters. We have negotiated material terms of a consent decree, including payment of a civil penalty which will be included in documents being prepared by the government. This matter is not expected to have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations, cash flow and/or liquidity.

•
Grand Avenue Project Disadvantaged Business Enterprise (“DBE”) Issues: On March 6, 2009, the U.S. Department of Transportation, Office of Inspector General (“OIG”) served upon our wholly-owned subsidiary, Granite Construction Northeast, Inc. (“Granite Northeast”), a United States District Court Eastern District of New York subpoena to testify before a grand jury by producing documents. The subpoena seeks all documents pertaining to the use of a DBE firm (the “Subcontractor”), and the Subcontractor’s use of a non-DBE lower tier subcontractor/consultant, on the Grand Avenue Bus Depot and Central Maintenance Facility for the Borough of Queens Project, a Granite Northeast project.  The subpoena also seeks any documents regarding the use of the Subcontractor as a DBE on any other projects and any other documents related to the Subcontractor or to the lower-tier subcontractor/consultant.  We have received two follow-up requests from the USDOJ for additional information and documents.  We have complied with the subpoena and the requests, and are fully cooperating with the OIG’s investigation. To date, Granite Northeast has not been notified that it is either a subject or target of the OIG’s investigation. Accordingly, we do not know whether any criminal charges or civil lawsuits will be brought against any party as a result of the investigation. We cannot, however, rule out the possibility of civil or criminal actions or administrative sanctions being brought against Granite Northeast.

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

We record amounts in our condensed consolidated balance sheets representing our estimated liability relating to legal proceedings and government inquiries. During the three and nine months ended September 30, 2012 and 2011, there were no significant additions or revisions to the estimated liability that were recorded in our condensed consolidated statements of income, or significant changes to our accrual for such ligation loss contingencies on our condensed consolidated balance sheets.

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized segment information is as follows:

	Three Months Ended September 30,
(in thousands)	Construction	Large Project Construction	Construction Materials	Real Estate	Total
2012
Total revenue from reportable segments	$385,744	$255,918	$169,350	$38	$811,050
Elimination of intersegment revenue	—	—	(82,568)	—	(82,568)
Revenue from external customers	385,744	255,918	86,782	38	728,482
Gross profit	33,273	57,814	9,984	28	101,099
Depreciation, depletion and amortization	3,160	1,102	7,498	—	11,760
2011
Total revenue from reportable segments	$431,101	$213,320	$170,574	$986	$815,981
Elimination of intersegment revenue	—	—	(87,403)	—	(87,403)
Revenue from external customers	431,101	213,320	83,171	986	728,578
Gross profit	58,540	25,557	9,554	242	93,893
Depreciation, depletion and amortization	3,437	1,259	7,487	46	12,229

	Nine Months Ended September 30,
(in thousands)	Construction	Large Project Construction	Construction Materials	Real Estate	Total
2012
Total revenue from reportable segments	$748,803	$648,645	$316,211	$5,055	$1,718,714
Elimination of intersegment revenue	—	—	(140,457)	—	(140,457)
Revenue from external customers	748,803	648,645	175,754	5,055	1,578,257
Gross profit	59,814	108,302	9,034	801	177,951
Depreciation, depletion and amortization	9,973	3,279	22,055	—	35,307
Segment assets	110,402	109,114	353,756	57,964	631,236
2011
Total revenue from reportable segments	$784,393	$513,478	$309,846	$7,029	$1,614,746
Elimination of intersegment revenue	—	—	(144,763)	—	(144,763)
Revenue from external customers	784,393	513,478	165,083	7,029	1,469,983
Gross profit	87,482	69,513	10,754	1,088	168,837
Depreciation, depletion and amortization	11,362	3,316	21,594	143	36,415
Segment assets	114,359	108,272	368,141	87,232	678,004

A reconciliation of segment gross profit to consolidated income before provision for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Total gross profit from reportable segments	$101,099	$93,893	$177,951	$168,837
Selling, general and administrative expenses	41,280	39,112	125,274	121,277
Gain on sales of property and equipment	1,622	5,598	6,493	11,572
Other income (expense), net	1,418	(2,894)	(2,184)	(5,866)
Income before provision for income taxes	$62,859	$57,485	$56,986	$53,266

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.    Subsequent Events

Credit Agreement

On October 11, 2012, we entered into an Amended and Restated Credit Agreement, which provides for a $215.0 million committed revolving credit facility, with a sublimit for letters of credit of $100.0 million (the “Credit Agreement”), which expires October 11, 2016 and replaces our previous $100.0 million facility. Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on certain financial ratios calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin is based upon certain financial ratios calculated quarterly. Had the terms of the Credit Agreement been in effect at September 30, 2012, the applicable margin would have been 2.00% for loans bearing interest based on LIBOR and 1.00% for loans bearing interest at the base rate. Accordingly, the effective interest rate would have been between 2.36% and 4.25% at September 30, 2012. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are collateralized on an equivalent basis with the obligations under the 2013 Notes and the 2019 Notes (each defined below) by first priority liens (subject only to other liens permitted under the Credit Agreement) on substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement. At September 30, 2012, there were no revolving loans outstanding under the predecessor to the Credit Agreement, but there were standby letters of credit totaling approximately $4.2 million. The letters of credit will expire between March and October 2013. Subsequent to September 30, 2012, total standby letters of credit increased to approximately $7.5 million.

The Credit Agreement provides for the release of the liens securing the obligations, at our option and expense, after June 30, 2013, so long as certain conditions as defined by the terms in the Credit Agreement are satisfied (“Collateral Release Period”). If, subsequently, our Consolidated Fixed Charge Coverage Ratio is less than 1.25 or our Consolidated Leverage Ratio is greater than 2.50, then we will be required to promptly re-pledge substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement.

The most significant restrictive covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Tangible Net Worth, a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. The calculations and terms of such financial covenants are defined in the Credit Agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q. As of September 30, 2012 and pursuant to the definitions in the Credit Agreement, our Consolidated Tangible Net Worth was $791.8 million, which exceeded the minimum of $666.6 million, the Consolidated Interest Coverage Ratio was 11.24, which exceeded the minimum of 4.00 and the Consolidated Leverage Ratio was 1.44, which did not exceed the maximum of 3.25. The maximum Consolidated Leverage Ratio decreases to 3.00 for the quarter ending December 31, 2013, and each quarter ending thereafter. During any Collateral Release Period the maximum Consolidated Leverage Ratio decreases to 2.50.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Senior Notes Payable

As of September 30, 2012, senior notes payable in the amount of $8.3 million were due to a group of institutional holders in nine equal annual installments which began in 2005 and bear interest at 6.96% per annum (“2013 Notes”). In addition, senior notes payable in the amount of $200.0 million were due to a second group of institutional holders in five equal annual installments beginning in 2015 and bear interest at 6.11% per annum (“2019 Notes”).

On October 11, 2012, we amended the note purchase agreements governing the 2013 Notes and 2019 Notes (the “2013 NPA” and the “2019 NPA,” respectively) such that our obligations under these agreements are now guaranteed by certain of our subsidiaries and are collateralized on an equivalent basis with the Credit Agreement by liens on substantially all of the assets of the Company and subsidiaries that are guarantors or borrowers under the Credit Agreement. The 2013 NPA and 2019 NPA provide for the release of liens and re-pledge of collateral on substantially the same terms and conditions as those set forth in the Credit Agreement.

The most significant restrictive covenants under the terms of the 2013 NPA and 2019 NPA require the maintenance of a minimum Consolidated Tangible Net Worth, a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio, the calculations and terms of which are defined by the applicable agreement filed as Exhibit 10.6 or Exhibit 10.7 to this Quarterly Report on Form 10-Q. As of September 30, 2012 and pursuant to the definitions in the 2013 NPA and 2019 NPA our Consolidated Tangible Net Worth was $791.8 million, which exceeded the minimum of $666.6 million, the Consolidated Interest Coverage Ratio was 11.24, which exceeded the minimum of 4.00 and the Consolidated Leverage Ratio was 1.44, which did not exceed the maximum of 3.50. The maximum Consolidated Leverage Ratio decreases to 3.25 for the quarter ending December 31, 2012, and each quarter ending thereafter. During any Collateral Release Period the maximum Consolidated Leverage Ratio decreases to 2.50.

Asset Optimization

In the fourth quarter of 2012, we expect to record a gain of between $17.0 million and $18.0 million related to our process of continually optimizing our assets separate from the Enterprise Improvement Plan.

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

Our market sector information reflects three geographic regions (known as “groups”) defined as follows: 1) California, which includes the Pacific; 2) Northwest, which includes our offices in Alaska, Nevada, Utah and Washington; and 3) East, which includes our offices in Arizona, Florida, New York and Texas. Each of these groups includes operations from our Construction, Large Project Construction, and Construction Materials lines of business.

Current Economic Environment and Outlook

Intense competition, funding issues for public sector infrastructure projects and weak demand for commercial and residential development in many of our markets continue to have a negative impact on both our Construction and Construction Materials segments. Although there is a significant amount of public infrastructure work out to bid across the country, lower tax revenues, budget deficits, financing constraints and competing priorities may impact the timing and volume of these projects. In addition, the number of new commercial and residential construction projects has been adversely affected by an oversupply of existing inventories of commercial and residential properties, declining property values and subsequent financing restrictions. While we expect these challenging conditions to persist through the remainder of 2012 and into 2013, we continue to proactively seek opportunities in our traditional markets while leveraging our capabilities and further diversifying into the rail, power, water, industrial and federal government markets.

Earlier this year, the President signed into law a 27-month reauthorization of the federal surface transportation program, Moving Ahead for Progress in the 21st Century (“MAP-21”). MAP-21 authorizes spending for the transportation program at current fiscal 2012 levels with a slight adjustment for inflation in fiscal 2013 and 2014. State and local transportation agencies have been operating on short-term extensions of the program since the expiration of SAFETEA-LU in September 2009. The act streamlines the review and approval process for environmental permitting to provide state agencies with more visibility to plan their respective programs.

MAP-21 also reauthorized the Transportation Infrastructure Financing and Innovation Act (“TIFIA”), a credit assistance program that provides low-interest rate, flexible financing alternatives for the funding of transportation projects throughout the U.S. via direct loans, loan guarantees and standby lines of credit. The program provides for $1.7 billion in capital over the next two years and includes financing options in connection with public-private partnership (“P3”) arrangements for infrastructure financing. We are optimistic that the TIFIA program will help facilitate and accelerate many projects that would not have moved forward otherwise.

In 2010, we implemented the Enterprise Improvement Plan to reduce our cost structure. The majority of restructuring charges associated with the Enterprise Improvement Plan were recorded in 2010. During 2013, we may record up to $8.0 million of restructuring charges, primarily related to previously planned consolidation efforts and assets to be held-for-sale as part of our Enterprise Improvement Plan. The ultimate amount and timing of future restructuring charges is subject to our ability to negotiate sales of certain assets at prices acceptable to us. We had no material restructuring charges during the three and nine months ended September 30, 2012 and 2011.

Results of Operations

Interim results are subject to significant seasonal variations and the results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

Comparative Financial Summary	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Total revenue	$728,482	$728,578	$1,578,257	$1,469,983
Gross profit	101,099	93,893	177,951	168,837
Operating income	61,441	60,379	59,170	59,132
Total other income (expense)	1,418	(2,894)	(2,184)	(5,866)
Amount attributable to noncontrolling interests	(8,625)	(5,908)	(14,249)	(8,886)
Net income attributable to Granite Construction Incorporated	37,121	36,468	27,297	32,407

Revenue

Total Revenue by Segment	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2012		2011		2012		2011
Construction	$385,744	52.9%	$431,101	59.2%	$748,803	47.5%	$784,393	53.4%
Large Project Construction	255,918	35.2	213,320	29.3	648,645	41.1	513,478	34.9
Construction Materials	86,782	11.9	83,171	11.4	175,754	11.1	165,083	11.2
Real Estate	38	—	986	0.1	5,055	0.3	7,029	0.5
Total	$728,482	100.0%	$728,578	100.0%	$1,578,257	100.0%	$1,469,983	100.0%

Construction Revenue	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2012		2011		2012		2011
California:
Public sector	$159,033	41.3%	$172,064	39.9%	$338,992	45.2%	$327,576	41.7%
Private sector	14,770	3.8	11,668	2.7	34,357	4.6	33,711	4.3
Northwest:
Public sector	162,286	42.1	197,513	45.8	253,569	33.9	316,700	40.4
Private sector	29,447	7.6	14,904	3.5	76,078	10.2	24,830	3.2
East:
Public sector	15,432	4.0	34,531	8.0	36,765	4.9	80,299	10.2
Private sector	4,776	1.2	421	0.1	9,042	1.2	1,277	0.2
Total	$385,744	100.0%	$431,101	100.0%	$748,803	100.0%	$784,393	100.0%

Construction revenue for the three and nine months ended September 30, 2012 decreased by $45.4 million, or 10.5%, and $35.6 million, or 4.5%, respectively, compared to the same periods in 2011. The decrease during the quarter was primarily due to less public sector construction revenue related to entering the year with lower backlog in the Northwest and East as well as a decline in bid success in California. The decreases in the public sector were partially offset by improved private sector revenue in the Northwest associated with projects in the power and industrial markets. The decrease during the nine months ended September 30, 2012 was due to less public sector revenue in the Northwest and East. These decreases were partially offset by increased construction activity in our California public sector in the first half of 2012 primarily due to entering the year with greater backlog, as well as increased private sector revenue in the Northwest associated with work in the power and industrial markets.

Large Project Construction Revenue[1]	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2012		2011		2012		2011
California	$30,355	11.9%	$24,599	11.5%	$76,374	11.8%	$56,625	11.0%
Northwest	94,778	37.0	71,609	33.6	225,133	34.7	132,982	25.9
East	130,785	51.1	117,112	54.9	347,138	53.5	323,871	63.1
Total	$255,918	100.0%	$213,320	100.0%	$648,645	100.0%	$513,478	100.0%
1For the periods presented, all Large Project Construction revenue was earned from the public sector.

Large Project Construction revenue for the three and nine months ended September 30, 2012 increased by $42.6 million, or 20.0%, and $135.2 million, or 26.3%, respectively, compared to the same periods in 2011 due to progress on jobs that were awarded in late 2010 and early 2011. Revenue in the Northwest was also higher in 2012 when compared to 2011 as a result of progress on several projects.

Construction Materials Revenue	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2012		2011		2012		2011
California	$48,910	56.4%	$46,759	56.2%	$107,910	61.4%	$103,832	62.9%
Northwest	32,494	37.4	31,492	37.9	52,760	30.0	48,277	29.2
East	5,378	6.2	4,920	5.9	15,084	8.6	12,974	7.9
Total	$86,782	100.0%	$83,171	100.0%	$175,754	100.0%	$165,083	100.0%

Construction Materials revenue for the three and nine months ended September 30, 2012 increased by $3.6 million, or 4.3%, and $10.7 million, or 6.5%, respectively, compared to the same periods in 2011. Despite the increases in revenue, the construction materials business continues to be impacted by the weakness in the commercial and residential development markets.

Real Estate Revenue
Real Estate revenue for the three and nine months ended September 30, 2012 remained relatively unchanged when compared to the same periods in 2011.

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

The following tables illustrate our contract backlog as of the respective dates:

Total Contract Backlog by Segment
(dollars in thousands)	September 30, 2012		June 30, 2012		September 30, 2011
Construction	$530,291	33.3%	$697,535	35.8%	$562,705	30.5%
Large Project Construction	1,061,143	66.7	1,252,828	64.2	1,280,945	69.5
Total	$1,591,434	100.0%	$1,950,363	100.0%	$1,843,650	100.0%

Construction Contract Backlog
(dollars in thousands)	September 30, 2012		June 30, 2012		September 30, 2011
California:
Public sector	$291,857	55.1%	$367,737	52.7%	$334,795	59.5%
Private sector	39,873	7.5	13,374	1.9	14,937	2.7
Northwest:
Public sector	133,147	25.1	231,574	33.2	151,916	27.0
Private sector	29,902	5.7	44,690	6.4	23,211	4.1
East:
Public sector	26,246	4.9	33,935	4.9	37,210	6.6
Private sector	9,266	1.7	6,225	0.9	636	0.1
Total	$530,291	100.0%	$697,535	100.0%	$562,705	100.0%

Construction contract backlog of $530.3 million at September 30, 2012 was $167.2 million, or 24.0%, lower than at June 30, 2012 and $32.4 million, or 5.8%, lower than at September 30, 2011. The decreases were due to progress on existing projects partially offset by new awards. New awards during the three months ended September 30, 2012 included a $27.6 million highway improvement project and a $24.2 million solar power equipment installation private sector project, both in California.

Large Project Construction Contract Backlog[1]
(dollars in thousands)	September 30, 2012		June 30, 2012		September 30, 2011
California	$171,917	16.2%	$177,047	14.1%	$221,501	17.3%
Northwest	242,853	22.9	323,337	25.8	455,558	35.6
East	646,373	60.9	752,444	60.1	603,886	47.1
Total	$1,061,143	100.0%	$1,252,828	100.0%	$1,280,945	100.0%
1For all dates presented, Large Project Construction contract backlog is related to contracts with public agencies.

Large Project Construction contract backlog of $1.1 billion at September 30, 2012 was $191.7 million, or 15.3%, lower than at June 30, 2012, and $219.8 million, or 17.2%, lower than at September 30, 2011. The decrease from June 30, 2012 primarily reflected work completed during the quarter, with no significant projects awarded during the period. The decrease from September 30, 2011 primarily reflected work completed during the period, partially offset by new awards.

Noncontrolling interests included in Large Project Construction contract backlog as of September 30, 2012, June 30, 2012, and September 30, 2011 were $86.6 million, $117.3 million and $178.2 million, respectively.

Gross Profit

The following table presents gross profit by business segment for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Construction	$33,273	$58,540	$59,814	$87,482
Percent of segment revenue	8.6%	13.6%	8.0%	11.2%
Large Project Construction	57,814	25,557	108,302	69,513
Percent of segment revenue	22.6	12.0	16.7	13.5
Construction Materials	9,984	9,554	9,034	10,754
Percent of segment revenue	11.5	11.5	5.1	6.5
Real Estate	28	242	801	1,088
Percent of segment revenue	73.7	24.5	15.8	15.5
Total gross profit	$101,099	$93,893	$177,951	$168,837
Percent of total revenue	13.9%	12.9%	11.3%	11.5%

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

The following table presents revenue from projects that have not yet reached our profit recognition threshold:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Construction	$22,338	$38,215	$27,393	$45,288
Large Project Construction	26,301	64,725	50,486	138,348
Total revenue from contracts with deferred profit	$48,639	$102,940	$77,879	$183,636

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

When we experience significant contract forecast changes, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as a change in estimate for the current period. In our review of these changes for the three and nine months ended September 30, 2012, we did not identify any material amounts that should have been recorded in a prior period.

Construction gross profit for the three and nine months ended September 30, 2012 decreased $25.3 million and $27.7 million, respectively, compared to the same periods in 2011. Construction gross profit as a percent of revenue for the three months ended September 30, 2012 decreased to 8.6% from 13.6% in 2011 and decreased to 8.0% for the nine months ended September 30, 2012 from 11.2% in 2011. The decreases were largely due to increased competition and challenging market conditions primarily in California. In addition, the decreases during the three and nine months ended September 30, 2012 were partially due to net decreases of $6.0 million and $9.4 million from revisions in estimates, respectively, compared to a net decrease of $1.3 million and a net increase of $1.6 million, respectively, for the same periods in 2011 due to lower productivity than originally anticipated in the 2012 periods (see Note 3 of “Notes to the Condensed Consolidated Financial Statements”).

Large Project Construction gross profit for the three and nine months ended September 30, 2012 increased $32.3 million and $38.8 million, respectively, compared to the same periods in 2011. Large Project Construction gross profit as a percent of revenue for the three months ended September 30, 2012 increased to 22.6% from 12.0% in 2011 and to 16.7% for the nine months ended September 30, 2012 from 13.5% in 2011. The increases were primarily due to net increases of $35.9 million and $48.9 million, respectively, from revisions in estimates due to lower than anticipated costs and settlement of outstanding issues with contract owners compared to net increases of $2.7 million and $7.9 million, respectively, during the same periods in 2011 (see Note 3 of “Notes to the Condensed Consolidated Financial Statements”). During the three and nine months ended September 30, 2012, $26.3 million and $50.5 million, respectively, of revenue was recognized on projects that have not yet reached our profit recognition threshold compared to $64.7 million and $138.3 million, respectively, during the same periods in 2011.

Construction Materials and Real Estate gross profit remained relatively unchanged for the three and nine months ended September 30, 2012 compared to the same periods in 2011 as residential, commercial and private markets remained depressed.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Selling
Salaries and related expenses	$8,200	$7,050	$28,150	$25,846
Other selling expenses	2,313	2,360	6,200	6,901
Total selling	10,513	9,410	34,350	32,747
General and administrative
Salaries and related expenses	12,299	13,179	40,936	38,607
Incentive compensation	2,525	3,447	5,622	7,777
Restricted stock amortization	2,418	2,891	8,910	8,475
Other general and administrative expenses	13,525	10,185	35,456	33,671
Total general and administrative	30,767	29,702	90,924	88,530
Total selling, general and administrative	$41,280	$39,112	$125,274	$121,277
Percent of revenue	5.7%	5.4%	7.9%	8.3%

Selling, general and administrative expenses for the three and nine months ended September 30, 2012 increased $2.2 million, or 5.5%, and $4.0 million, or 3.3%, respectively, compared to the same periods in 2011.

Selling Expenses
Selling expenses include the costs for aggregate permits, business development, estimating and bidding. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses.

General and Administrative Expenses
General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. These costs include variable cash and restricted stock performance-based incentives for select management personnel on which our compensation strategy heavily relies. The cash portion of these incentives is expensed when earned while the restricted stock portion is expensed over the vesting period of the restricted stock award (generally three years). Other general and administrative expenses include changes in the fair market value of our Non-Qualified Deferred Compensation (“NQDC”) plan liability, information technology, occupancy, office supplies, depreciation, travel and entertainment, outside services, training and other miscellaneous expenses.

Total general and administrative expenses for the three and nine months ended September 30, 2012 increased $1.1 million and $2.4 million, respectively, compared to the same periods in 2011. Included in other general and administrative expenses for the nine months ended September 30, 2012 was a net gain on restructuring of $1.8 million related to divestiture activities of our real estate investment business. The increase in other general and administrative expenses during the three months ended September 30, 2012 was primarily due to an increase in the fair market value for our NQDC plan liability.

Other Income (Expense)

The following table presents the components of other income (expense) for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Interest income	$485	$476	$2,140	$2,295
Interest expense	(2,561)	(3,418)	(8,570)	(7,653)
Equity in income of affiliates	1,481	1,881	380	1,443
Other income (expense), net	2,013	(1,833)	3,866	(1,951)
Total other income (expense)	$1,418	$(2,894)	$(2,184)	$(5,866)

The change in other income (expense), net for the three months ended September 30, 2012 when compared to the same period in 2011 was primarily due to a gain in the value of the investment portfolio associated with the Company’s NQDC plan for which there was an offsetting increase in the fair market value of the NQDC plan liability in selling, general and administrative expense (see “Selling, General and Administrative Expenses” section above for further discussion). Other income (expense), net for the nine months ended September 30, 2012 included a $5.3 million gain related to the sale of gold, a by-product of aggregate production and a $2.8 million non-cash impairment charge associated with the write-off of our cost method investment in the preferred stock of a corporation that designs and manufactures power generation equipment.

In the fourth quarter of 2012, we expect to record a gain of between $17.0 million and $18.0 million related to our process of continually optimizing our assets separate from the Enterprise Improvement Plan.

Income Taxes

The following table presents the provision for income taxes for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Provision for income taxes	$17,113	$15,109	$15,440	$11,973
Effective tax rate	27.2%	26.3%	27.1%	22.5%

We calculate our income tax provision at the end of each interim period by estimating our annual effective tax rate and applying that rate to our year-to-date ordinary earnings. The effect of changes in enacted tax laws, tax rates or tax status is recognized in the interim period in which the change occurs.

Our effective tax rate was 27.2% and 27.1% for the three and nine months ended September 30, 2012, respectively, and was 26.3% and 22.5% for the three and nine months ended September 30, 2011, respectively.  The change during the nine months ended September 30, 2011 was primarily due to the recognition and measurement of previously unrecognized tax benefits, which is considered a discrete item for tax provision purposes. The recognition and measurement of these tax benefits was the result of a favorable settlement of an income tax examination.

Noncontrolling Interests

The following table presents the amount attributable to noncontrolling interests in consolidated subsidiaries for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Amount attributable to noncontrolling interests	$(8,625)	$(5,908)	$(14,249)	$(8,886)

The amount attributable to noncontrolling interests represents the noncontrolling owners’ share of the income or loss of our consolidated construction joint ventures and real estate development entities. The balance for the three months ended September 30, 2012 increased compared to the same period in 2011 due to the settlement of claims on one project and owner directed scope changes on another project. The balance for the nine months ended September 30, 2012 increased primarily due to revisions in estimates on one project due to lower than anticipated construction costs.

Certain Legal Proceedings

As discussed in Note 17 to the unaudited condensed consolidated financial statements included in this report, under certain circumstances the resolution of certain legal proceedings to which we are subject could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations, cash flows and/or liquidity.

Liquidity and Capital Resources

We believe our cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations through the next twelve months. As of September 30, 2012, we had a collateralized revolving credit facility of $100.0 million primarily to provide capital needs to fund growth opportunities, either internally or generated through acquisition. Our revolving credit facility was increased to $215.0 million subsequent to September 30, 2012 (see “Credit Agreement” section below for further discussion). We do not anticipate that this credit facility will be required to fund future working capital needs. If we experience a prolonged change in our business operating results or make a significant acquisition, we may need to acquire additional sources of financing, which, if available, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements.

The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated joint ventures, as of the respective dates:

(in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Cash and cash equivalents excluding consolidated joint ventures	$213,302	$181,868	$127,749
Consolidated construction joint venture cash and cash equivalents[1]	74,020	75,122	65,350
Total consolidated cash and cash equivalents	287,322	256,990	193,099
Short-term and long-term marketable securities[2]	84,987	149,658	136,898
Total cash, cash equivalents and marketable securities	$372,309	$406,648	$329,997

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

Cash Flows	Nine Months Ended September 30,
(in thousands)	2012	2011
Net cash provided by (used in):
Operating activities	$20,163	$2,018
Investing activities	48,726	(8,367)
Financing activities	(38,557)	(52,574)

Cash provided by operating activities of $20.2 million for the nine months ended September 30, 2012 represents a $18.1 million increase from the amount of cash provided by operating activities during the same period in 2011.  This increase was primarily driven by more favorable change in working capital items in 2012 when compared to 2011.

Cash provided by investing activities for the nine months ended September 30, 2012 increased $57.1 million when compared to the same period in 2011, primarily due to a $61.2 million increase in net proceeds from marketable securities as we shifted cash proceeds from maturities of held-to-maturity securities from longer term and lower yield investments to more liquid and higher yield interest bearing deposit accounts classified as cash equivalents.

Cash used in financing activities for the nine months ended September 30, 2012 decreased $14.0 million compared to the same period in 2011. The decrease was primary driven by a $9.5 million decrease in net distributions to noncontrolling partners as well as a $5.7 million decrease in long-term debt principal payments associated with our real estate entities.

Capital Expenditures

During the nine months ended September 30, 2012, we had capital expenditures of $26.0 million compared to $34.7 million during the same period in 2011. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. Capital expenditures during 2012 are not expected to exceed $41.0 million. During the year ended December 31, 2011, we had capital expenditures of $45.0 million.

Credit Agreement

On October 11, 2012 we entered into an Amended and Restated Credit Agreement, which provides for a $215.0 million committed revolving credit facility, with a sublimit for letters of credit of $100.0 million (the “Credit Agreement”), which expires October 11, 2016 and replaces our previous $100.0 million facility. Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on certain financial ratios calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin is based upon certain financial ratios calculated quarterly. Had the terms of the Credit Agreement been in effect at September 30, 2012, the applicable margin would have been 2.00% for loans bearing interest based on LIBOR and 1.00% for loans bearing interest at the base rate. Accordingly, the effective interest rate would have been between 2.36% and 4.25% at September 30, 2012. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are collateralized on an equivalent basis with the obligations under the 2013 Notes and the 2019 Notes (each defined below) by first priority liens (subject only to other liens permitted under the Credit Agreement) on substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement. At September 30, 2012, there were no revolving loans outstanding under the predecessor to the Credit Agreement, but there were standby letters of credit totaling approximately $4.2 million. The letters of credit will expire between March and October 2013. Subsequent to September 30, 2012, total standby letters of credit increased to approximately $7.5 million.

The Credit Agreement provides for the release of the liens securing the obligations, at our option and expense, after June 30, 2013, so long as certain conditions as defined by the terms in the Credit Agreement are satisfied (“Collateral Release Period”). If, subsequently, our Consolidated Fixed Charge Coverage Ratio is less than 1.25 or our Consolidated Leverage Ratio is greater than 2.50, then we will be required to promptly re-pledge substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement.

The most significant restrictive covenants under the terms of our Credit Agreement require the maintenance of a minimum Consolidated Tangible Net Worth, a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. The calculations and terms of such financial covenants are defined in the Credit Agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q. As of September 30, 2012 and pursuant to the definitions in the Credit Agreement, our Consolidated Tangible Net Worth was $791.8 million, which exceeded the minimum of $666.6 million, the Consolidated Interest Coverage Ratio was 11.24, which exceeded the minimum of 4.00 and the Consolidated Leverage Ratio was 1.44, which did not exceed the maximum of 3.25. The maximum Consolidated Leverage Ratio decreases to 3.00 for the quarter ending December 31, 2013, and each quarter ending thereafter. During any Collateral Release Period the maximum Consolidated Leverage Ratio decreases to 2.50.

Senior Notes Payable

As of September 30, 2012, senior notes payable in the amount of $8.3 million were due to a group of institutional holders in nine equal annual installments which began in 2005 and bear interest at 6.96% per annum (“2013 Notes”). In addition, senior notes payable in the amount of $200.0 million were due to a second group of institutional holders in five equal annual installments beginning in 2015 and bear interest at 6.11% per annum (“2019 Notes”).

On October 11, 2012, we amended the note purchase agreements governing the 2013 Notes and 2019 Notes (the “2013 NPA” and the “2019 NPA,” respectively) such that our obligations under these agreements are now guaranteed by certain of our subsidiaries and are collateralized on an equivalent basis with the Credit Agreement by liens on substantially all of the assets of the Company and subsidiaries that are guarantors or borrowers under the Credit Agreement. The 2013 NPA and 2019 NPA provide for the release of liens and re-pledge of collateral on substantially the same terms and conditions as those set forth in the Credit Agreement

The most significant restrictive covenants under the terms of the 2013 NPA and 2019 NPA require the maintenance of a minimum Consolidated Tangible Net Worth, a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio, the calculations and terms of which are defined by the applicable agreement filed as Exhibit 10.6 or Exhibit 10.7 to this Quarterly Report on Form 10-Q. As of September 30, 2012 and pursuant to the definitions in the 2013 NPA and 2019 NPA our Consolidated Tangible Net Worth was $791.8 million, which exceeded the minimum of $666.6 million, the Consolidated Interest Coverage Ratio was 11.24, which exceeded the minimum of 4.00 and the Consolidated Leverage Ratio was 1.44, which did not exceed the maximum of 3.50. The maximum Consolidated Leverage Ratio decreases to 3.25 for the quarter ending December 31, 2012, and each quarter ending thereafter. During any Collateral Release Period the maximum Consolidated Leverage Ratio decreases to 2.50.

Surety Bonds and Real Estate Mortgages

We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At September 30, 2012, approximately $1.6 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

A significant portion of our real estate held for development and sale is subject to mortgage indebtedness. All of this indebtedness is non-recourse to Granite but is recourse to the real estate entities that incurred the indebtedness. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entities to repay portions of the debt. During the three and nine months ended September 30, 2012, we provided no significant funding to our real estate entities to repay portions of the debt. As of September 30, 2012, the principal amount of debt of our real estate entities secured by mortgages was $21.1 million, of which $16.7 million was included in current liabilities and $4.4 million was included in long-term liabilities on our condensed consolidated balance sheet.

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

As of September 30, 2012, we were in compliance with the covenants contained in our senior note agreements, Credit Agreement, and debt agreements related to our consolidated real estate entities. We are not aware of any non-compliance by any of our unconsolidated entities with the covenants contained in their debt agreements. Subsequent to September 30, 2012, one of our consolidated real estate entities was in default under debt agreements as a result of its failure to make a timely required property tax payment. The affected loans are non-recourse to Granite and these defaults do not result in cross-defaults under other debt agreements under which Granite is the obligor; however, there is recourse to the real estate entity that incurred the debt. The real estate entity in default is currently in discussions with its lenders concerning disposition of the property.

Share Purchase Program

In 2007, our Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion. As of September 30, 2012, $64.1 million was available for purchase. We did not purchase shares under the share purchase program in any of the periods presented.

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

Evaluation of Disclosure Controls and Procedures

Our management carried out, as of September 30, 2012, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were changes in our internal controls over financial reporting that occurred during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In particular, as was disclosed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2012, we implemented new enterprise resource planning software during the first quarter of 2012. In the third quarter of 2012 we modified existing internal controls as part of the ongoing integration of such enterprise resource planning software.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2012, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended September 30, 2012:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
July 1, 2012 through July 31, 2012	12,309	$26.11	—	$64,065,401
August 1, 2012 through August 31, 2012	—	$—	—	$64,065,401
September 1, 2012 through September 30, 2012	2,797	$27.59	—	$64,065,401
	15,106	$26.38	—
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

Item 5.	OTHER INFORMATION

Not Applicable.

Item 6. EXHIBITS

10.1	†**
Amended and Restated Credit Agreement, dated October 11, 2012, by and among Granite Construction Incorporated, Granite Construction Company, GILC Incorporated, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer.

10.2	*
Amended and Restated Security Agreement, dated October 11, 2012, by and among Granite Construction Incorporated, Granite Construction Company, GILC Incorporated, the guarantors party thereto and Bank of America, N.A., as Collateral Agent. [Incorporated by reference from Exhibit 10.2 to the Company's Form 8-K filed on October 16, 2012]

10.3	*
Amended and Restated Securities Pledge Agreement, dated October 11, 2012, by and among Granite Construction Incorporated, Granite Construction Company, GILC Incorporated, the guarantors party thereto and Bank of America, N.A., as Collateral Agent. [Incorporated by reference from Exhibit 10.3 to the Company's Form 8-K filed on October 16, 2012]

10.4	*
Amended and Restated Guaranty Agreement, dated October 11, 2012, by and among Granite Construction Incorporated, the guarantors party thereto and Bank of America, N.A., as Administrative Agent. [Incorporated by reference from Exhibit 10.4 to the Company's Form 8-K filed on October 16, 2012]

10.5	*
Intercreditor and Collateral Agency Agreement, dated October 11, 2012, by and among Granite Construction Incorporated, for itself and on behalf of certain of its subsidiaries, Bank of America, N.A., as Collateral Agent and the secured creditors party thereto. [Incorporated by reference from Exhibit 10.5 to the Company's Form 8-K filed on October 16, 2012]

10.6	†	Second Amendment to the Note Purchase Agreement, dated October 11, 2012, between Granite Construction Incorporated and the holders of the 2013 Notes party thereto.
10.7	†	First Amendment to the Note Purchase Agreement, dated October 11, 2012, between Granite Construction Incorporated and the holders of the 2019 Notes party thereto.
31.1	†	Certification of Principal Executive Officer
31.2	†	Certification of Principal Financial Officer
32	††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	†	Mine Safety Disclosure
101.INS	†	XBRL Instance Document
101.SCH	†	XBRL Taxonomy Extension Schema
101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	†	XBRL Taxonomy Extension Definition Linkbase
101.LAB	†	XBRL Taxonomy Extension Label Linkbase
101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase

	*	Incorporated by reference
	**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC
	†	Filed herewith
	††	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date:	November 7, 2012	By:	/s/ Laurel J. Krzeminski
Laurel J. Krzeminski
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)