Form 10-K
period 2012-12-31
GRANITE CONSTRUCTION INC
filed 2013-03-01
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $908.0 million as of June 30, 2012, based upon the price at which the registrant’s Common Stock was last sold as reported on the New York Stock Exchange on such date.
At February 8, 2013, 38,731,910 shares of Common Stock, par value $0.01, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of Granite Construction Incorporated to be held on June 6, 2013, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012.

Index
 PART I

PART II

PART III

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
EXHIBIT 10.30
EXHIBIT 10.31
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
We are one of the largest diversified heavy civil contractors and construction materials producers in the United States. We operate nationwide, serving both public and private sector clients. Within the public sector, we primarily concentrate on heavy-civil infrastructure projects, including the construction of roads, highways, mass transit facilities, airport infrastructure, bridges, dams and other infrastructure related projects. Within the private sector, we perform site preparation and infrastructure services for residential development, commercial and industrial buildings, and other facilities.
We own and lease substantial aggregate reserves and own a number of construction materials processing plants. We also have one of the largest contractor-owned heavy construction equipment fleets in the United States. We believe that the ownership of these assets enables us to compete more effectively by ensuring availability of these resources at a favorable cost.
In December 2012, we purchased 100% of the outstanding stock of Kenny Construction Company (“Kenny”), a Northbrook, Illinois-based national contractor and construction manager, for a purchase price of $141.5 million, subject to possible post-closing adjustments. Kenny is recognized as a national leader among tunneling and electrical power contractors, and has evolved into an industry-leading rehabilitation contractor utilizing cutting-edge trenchless and underground construction technologies and processes. This acquisition expands our presence in the power, tunnel and underground markets, and enables us to leverage our capabilities and geographic footprint. See Note 21 of the “Notes to the Consolidated Financial Statements” for further information.

Operating Structure
Our business has been organized into four reportable business segments to reflect our lines of business. These business segments are: Construction, Large Project Construction, Construction Materials and Real Estate. See Note 20 of “Notes to the Consolidated Financial Statements” for additional information about our reportable business segments.
Our market sector information reflects four groups defined as follows: 1) California; 2) Northwest, which primarily includes our offices in Alaska, Nevada, Utah and Washington; 3) East, which primarily includes our offices in Arizona, Florida, New York and Texas; and 4) Kenny, which primarily includes our offices in Colorado, Illinois, and Pennsylvania.  Each of these groups includes operations from our Construction and Large Project Construction lines of business. Our California, Northwest and East groups include operations from our Construction Materials line of business. A project’s results are reported in the group that is responsible for the project, not necessarily the geographic area where the work is located. In some cases, the operations of a group include the results of work performed outside of that region.
Construction: Revenue from our Construction segment remained relatively unchanged at approximately $1.0 billion (approximately 47.0% of our total revenue) in 2012 and 2011. Revenue from our Construction segment is derived from both public and private sector clients. The Construction segment performs various heavy civil construction projects with a large portion of the work focused on new construction and improvement of streets, roads, highways, bridges, site work and other infrastructure projects. These are typically bid-build projects completed within two years with a contract value of less than $75 million.
Large Project Construction: Revenue from our Large Project Construction segment was $863.2 million and $725.0 million (41.4% and 36.1% of our total revenue) in 2012 and 2011, respectively. The Large Project Construction segment focuses on large, complex infrastructure projects which typically have a longer duration than our Construction segment work. These projects include major highways, mass transit facilities, bridges, tunnels, waterway locks and dams, pipelines, canals and airport infrastructure. This segment primarily includes bid-build, design-build and construction management/general contractor contracts, generally with contract values in excess of $75 million.
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
We also utilize the design/build and construction management/general contract methods of project delivery. Unlike traditional projects where owners first hire a design firm or design a project themselves and then put the project out to bid for construction, design/build projects provide the owner with a single point of responsibility and a single contact for both final design and construction. Although design/build projects carry additional risk as compared to traditional bid/build projects, the profit potential can also be higher. Under the construction management/general contract method of delivery, we contract with owners to manage the design phase of the contract with the understanding that we will negotiate a contract on the construction phase when the design nears completion. Revenue from design/build and construction management/general contract projects represented 74.5% and 58.1% of Large Project Construction revenue in 2012 and 2011, respectively.
Construction Materials: Revenue from our Construction Materials segment was $230.6 million and $220.6 million (11.1% and 11.0% of our total revenue) in 2012 and 2011, respectively. The Construction Materials segment mines and processes aggregates and operates plants that produce construction materials for internal use and for sale to third parties. We have significant aggregate reserves that we have acquired by ownership in fee or through long-term leases. Aggregate products used in our construction projects represented approximately 42.7% of our tons sold during 2012 and ranged from 42.2% to 50.2% over the last five years. The remainder is sold to third parties.
Real Estate: Granite Land Company (“GLC”) is an investor in a diversified portfolio of land assets and provides real estate services for other Granite operations. GLC’s current investment portfolio consists of residential as well as retail and office site development projects for sale to home and commercial property developers. The range of its involvement in an individual project may vary from passive investment to management of land use rights, development, construction, leasing and eventual sale of the project. Generally, GLC has teamed with partners who have local knowledge and expertise in the development of each property.

GLC’s current investments are located in Washington, California and Texas. Revenue from GLC was $5.1 million and $20.3 million (0.2% and 1.0% of our total revenue) in 2012 and 2011, respectively. In October 2010, we announced our Enterprise Improvement Plan that includes plans to orderly divest of our real estate investment business. See Note 11 of “Notes to the Consolidated Financial Statements” and “Restructuring Charges” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
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
Controlled Growth - We intend to grow our business by working on many types of infrastructure projects as well as by expanding into new geographic areas organically and through acquisitions. In addition, we focus our efforts on larger projects wherein our financial strength and project experience provide us with a competitive advantage.
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
During the years ended December 31, 2012 and 2011, our largest volume customer was the California Department of Transportation (“Caltrans”). Revenue recognized from contracts with Caltrans represented 13.1% of our total revenue, 27.3% of our Construction revenue and 0.5% of our Large Project Construction revenue in 2012 and 13.2% of our total revenue, 23.1% of our Construction revenue and 3.3% of our Large Project Construction revenue in 2011.  During the year ended 2010, our largest volume customer was Maryland State Highway Administration (“MD SHA”). Revenue recognized from contracts with MD SHA represented 10.3% of our total revenue and 31.0% of our Large Project Construction revenue in 2010. Public sector revenue in California represented 26.4%, 27.0% and 23.2% of our total revenue in 2012, 2011 and 2010, respectively.
Contract Backlog
Our contract backlog is comprised of the unearned portion of revenue on awarded contracts that have not been completed, including 100% of the unearned revenue of our consolidated joint ventures and our proportionate share of unconsolidated joint venture contracts. We generally include a project in our contract backlog at the time a contract is awarded and funding is in place. Certain federal government contracts where funding is appropriated on a periodic basis are included in contract backlog at the time of the award. Substantially all of the contracts in our contract backlog may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past (see “Contract Provisions and Subcontracting”). Many projects in our Construction segment are added and completed within a year and therefore may not be reflected in our beginning or year-end contract backlog. Contract backlog by segment is presented in “Contract Backlog” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our contract backlog was approximately $1.7 billion and $2.0 billion at December 31, 2012 and 2011, respectively. Approximately $1.4 billion of the December 31, 2012 contract backlog is expected to be completed during 2013.

Equipment
At December 31, 2012 and 2011, we owned the following number of construction equipment and vehicles:

December 31,	2012	2011
Heavy construction equipment	2,566	2,006
Trucks, truck-tractors, trailers and vehicles	3,579	4,206

Our portfolio of equipment includes backhoes, barges, bulldozers, cranes, excavators, loaders, motor graders, pavers, rollers, scrapers, trucks and tunnel boring machines that are used in our Construction, Large Project Construction and Construction Materials business segments. We believe that ownership of equipment is generally preferable to leasing because it ensures the equipment is available as needed and normally results in lower costs. We pool certain equipment for use by our Construction, Large Project Construction and Construction Materials segments to maximize utilization. We continually monitor and adjust our fleet size so that it is consistent with the size of our business, considering both existing backlog and expected future work. On a short-term basis, we lease or rent equipment to supplement existing equipment in response to construction activity peaks. In 2012 and 2011, we spent approximately $19.8 million and $22.3 million, respectively, on purchases of construction equipment and vehicles.
Employees
On December 31, 2012, we employed approximately 1,700 salaried employees who work in management, estimating and clerical capacities, plus approximately 2,400 hourly employees. The total number of hourly personnel is subject to the volume of construction in progress and is seasonal. During 2012, the number of hourly employees ranged from approximately 1,500 to 3,900 and averaged approximately 3,100. Three of our wholly owned subsidiaries, Granite Construction Company, Granite Construction Northeast, Inc., and Kenny Construction Company, are parties to craft collective bargaining agreements in many areas in which they work.
We believe our employees are our most valuable resource and that our workforce possesses a strong dedication to and pride in our company. Among salaried and non-union hourly employees, this dedication is reinforced by an 8.6% equity ownership at December 31, 2012 through our Employee Stock Purchase Plan, Profit Sharing and 401(k) Plan and performance-based incentive compensation arrangements. Our managerial and supervisory personnel have an average of approximately eleven years of service with us.
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
We own and/or have long-term leases on aggregate resources that we believe may provide a competitive advantage in certain markets for both the Construction and Large Project Construction segments.
Competitors of our Construction Materials segment range from small local materials companies to large regional, national and global materials companies. We compete with numerous companies in individual markets; however, there are few companies which compete in all of our market areas. The unprecedented demand for construction materials during 2001 through 2006 prompted many materials suppliers to increase production and sales capacities in many of the markets in which we compete. The subsequent reduction in demand, primarily driven by a reduction in residential and commercial development, has increased the level of competition to sell construction materials.
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

Contract Provisions and Subcontracting
Our contracts with our customers are primarily “fixed unit price” or “fixed price.” Under fixed unit price contracts, we are committed to providing materials or services at fixed unit prices (for example, dollars per cubic yard of concrete placed or cubic yard of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, errors in our estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk of performing all the work for the specified amount. The percentage of fixed price contracts (excluding fixed unit price contracts) in our contract backlog decreased to approximately 56.8% at December 31, 2012 compared with approximately 69.5% at December 31, 2011.
Our construction contracts are obtained through competitive bidding in response to solicitations by both public agencies and private parties and on a negotiated basis as a result of solicitations from private parties. Project owners use a variety of methods to make contractors aware of new projects, including posting bidding opportunities on agency websites, disclosing long-term infrastructure plans, advertising and other general solicitations. Our bidding activity is affected by such factors as the nature and volume of advertising and other solicitations, contract backlog, available personnel, current utilization of equipment and other resources, our ability to obtain necessary surety bonds and competitive considerations. Our contract review process includes identifying risks and opportunities during the bidding process and managing these risks through mitigation efforts such as contract negotiation, insurance and pricing. Contracts fitting certain criteria of size and complexity are reviewed by various levels of management and, in some cases, by the Executive Committee of our Board of Directors. Bidding activity, contract backlog and revenue resulting from the award of new contracts may vary significantly from period to period.
There are a number of factors that can create variability in contract performance and results as compared to a project’s original bid. The most significant of these include the completeness and accuracy of the original bid, cost associated with scope changes where final price negotiations are not complete, extended overhead due to owner, weather and other delays, subcontractor performance issues, changes in productivity expectations, site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable), the availability and skill level of workers in the geographic location of the project and a change in the availability and proximity of equipment or materials. All of these factors can impose inefficiencies on contract performance, which can increase costs and lower profits. Conversely, positive variations in any of these or other factors can decrease costs and improve profitability. However, the ability to realize improvements on project profitability is often more limited than the risk of lower profitability. Design/build projects typically incur additional costs such as right-of-way and permit acquisition costs and carry additional risks such as design error risk and the risk associated with estimating quantities and prices before the project design is completed. These unknown factors may cause higher than anticipated construction costs and additional liability to the contract owner. We manage this additional risk by adding contingencies to our bid amounts, obtaining errors and omissions insurance and obtaining indemnifications from our design consultants where possible. However, there is no guarantee that these risk management strategies will always be successful.
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

Executive Officers of the Registrant
Our current executive officers are as follows:

Name	Age	Position
James H. Roberts	56	President and Chief Executive Officer
Laurel J. Krzeminski	58	Senior Vice President and Chief Financial Officer
Thomas S. Case	50	Senior Vice President and Operations Services Manager
Michael F. Donnino	58	Senior Vice President and Group Manager
John A. Franich	56	Senior Vice President and Group Manager
James D. Richards	49	Senior Vice President and Group Manager
Patrick B. Kenny	62	Senior Vice President and Group Manager

Granite Construction Incorporated was incorporated in Delaware in January 1990 as the holding company for Granite Construction Company, which was incorporated in California in 1922. All dates of service for our executive officers include the periods in which they served for Granite Construction Company.
Mr. Roberts joined Granite in 1981 and has served in various capacities, including President and Chief Executive Officer since September 2010. He also served as Executive Vice President and Chief Operating Officer from September 2009 to August 2010, Senior Vice President from May 2004 to September 2009, Granite West Manager from February 2007 to September 2009, Branch Division Manager from May 2004 to February 2007, Vice President and Assistant Branch Division Manager from 1999 to 2004, and Regional Manager of Nevada and Utah Operations from 1995 to 1999. Mr. Roberts served as Chairman of The National Asphalt Pavement Association in 2006. He received a B.S.C.E. in 1979 and an M.S.C.E. in 1980 from the University of California, Berkeley, and an M.B.A. from the University of Southern California in 1981. He also completed the Stanford Executive Program in 2009.
Ms. Krzeminski joined Granite in 2008 and has served as Chief Financial Officer since November 2010 and Senior Vice President since January 2013. She also served as Vice President from July 2008 to December 2012, Interim Chief Financial Officer from June 2010 to October 2010 and Corporate Controller from July 2008 to May 2010. From 1993 to 2007, she served in various corporate and operational finance positions with The Gillette Company (acquired by The Procter & Gamble Company in 2005), including Finance Director for the Duracell and Braun North American business units. Ms. Krzeminski also served as the Director of Gillette’s Sarbanes-Oxley Section 404 Compliance program and as Gillette’s Director of Corporate Financial Reporting. Her experience also includes several years in public accounting with an international accounting firm. She received a B.S. degree in Business Administration - Accounting from San Diego State University in 1978.

Mr. Case joined Granite in 1987 and has served as Senior Vice President and Operations Services Manager since January 2013. He also served as Vice President and Group Manager from January 2010 to December 2012, Southwest Operating Group Manager from November 2007 to December 2009, Utah Operations Branch Manager from August 2001 through November 2007, Utah Operations Construction Manager during 2001, Utah Operations Materials Manager between 1996 and 2000, and in various positions at Granite’s Nevada and Santa Barbara, California operations between 1987 and 1996. Mr. Case received a B.S. in Construction Management from California Polytechnic State University in 1986.
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
Mr. Franich joined Granite in 2005 and has served as Senior Vice President and Group Manager since January 2013, Vice President and Group Manager from January 2010 to December 2012, Vice President and Granite West Manager of Construction from February 2007 to December 2009, and Vice President, Branch Division Construction Manager from January 2005 through January 2007. Prior to joining Granite in 2005, Mr. Franich has held various positions in the construction industry since 1979 and was formerly the President of Associated General Contractors of California. Mr. Franich received a B.S. in Business Administration - Finance from California State University, Chico in 1979.
Mr. Richards joined Granite in January 1992 and has served as Senior Vice President and Group Manager since January 2013. He also served as Arizona Region Manager from February 2006 through December 2012, Arizona Region Chief Estimator from January 2000 through January 2006 and in other positions at Granite’s Arizona Branch between 1992 and 2000. Prior to joining Granite, he served as a U.S. Army Officer. Mr. Richards received a B.S. in Civil Engineering from New Mexico State University in 1987.
Mr. Kenny has served as Senior Vice President and Group Manager since January 2013. Mr. Kenny previously served as Executive Vice President of Kenny Construction Company which was acquired by Granite. He was responsible for the Tunnel and Power Groups from 2005 to 2012, and he managed the Tunnel and Underground Groups from 1990 to 2005. Prior to such time, Mr. Kenny was Vice President of Engineering for Kenny Construction Company. Mr. Kenny received a B.S in Civil Engineering from Lehigh University in 1972 and an M.B.A. from Lehigh in 1973.

Item 1A. RISK FACTORS
Set forth below and elsewhere in this report and in other documents we file with the SEC are various risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report or otherwise adversely affect our business.

•
Unfavorable economic conditions have had and are expected to continue to have an adverse impact on our business. The recent turmoil in the global financial system has had and may continue to have an adverse impact on our business, financial position, results of operations, cash flows and liquidity. In particular, low tax revenues, budget deficits, financing constraints and competing priorities have resulted in, and may continue to result in, cutbacks in new infrastructure projects in the public sector and could have an adverse impact on collectibility of receivables from government agencies. In addition, levels of new commercial and residential construction projects have been adversely affected by oversupply of existing inventories of commercial and residential properties, low property values and a restrictive financing environment. The depressed demand for construction and construction materials in both the public and private sectors has resulted in intensified competition, which has had an adverse impact on both our revenues and profit margins and could impact growth opportunities. Although conditions are stabilizing, these factors have also had an adverse impact on the levels of activity and financial position, results of operations, cash flows and liquidity of our real estate investment and development business.

•
Deterioration of the United States economy could have a material adverse effect on our business, financial condition and results of operations. Congress’ inability to lower United States debt substantially could result in a decrease in government spending, which could negatively impact the ability of government agencies to fund existing or new infrastructure projects. In addition, such actions could have a material adverse effect on the financial markets and economic conditions in the United States as well as throughout the world, which may limit our ability and the ability of our customers to obtain financing and/or could impair our ability to execute our acquisition strategy. Deterioration in general economic activity and infrastructure spending or Congress’ deficit reduction measures could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

•
As a part of our growth strategy we have made and may make future acquisitions, and acquisitions involve many risks. These risks include difficulties integrating the operations and personnel of the acquired companies, diversion of management’s attention from ongoing operations, potential difficulties and increased costs associated with completion of any assumed construction projects, insufficient revenues to offset increased expenses associated with acquisitions and the potential loss of key employees or customers of the acquired companies. Acquisitions may also cause us to increase our liabilities, record goodwill or other non-amortizable intangible assets that will be subject to subsequent impairment testing and potential impairment charges, as well as amortization expenses related to certain other intangible assets. Failure to manage and successfully integrate acquisitions could harm our financial position, results of operations, cash flows and liquidity.

•
Our strategic diversification plan, as well as, the acquisition of Kenny Construction Company includes growing our international operations in Canada and U.S. Territories, which are subject to a number of special risks. As part of our strategic diversification efforts we plan on entering into more construction contracts in Canada or U.S. Territories, which may subject us to a number of special risks, including risks associated with:

•	lesser developed legal systems in which to enforce contractual rights;

•	greater risk of uncollectible accounts and longer collection cycles;

•	foreign currency exchange volatility;

•	uncertain and changing tax rules, regulations and rates;

•	logistical and communication challenges;

•	potentially adverse changes in laws and regulatory practices;

•	changes in labor conditions;

•	general economic, political and financial conditions in foreign markets; and

•
exposure to civil or criminal liability under the Foreign Corrupt Practices Act, the Canadian Corruption of Foreign Public Officials Act, anti-boycott rules, trade and export control regulations, and the Corporate Manslaughter and Corporate Homicide Act, as well as other international regulations.

Due to the special risks associated with non-U.S. operations, our exposure to such risks may not be proportionate to the percentage of our revenues attributable to such operations.

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

•
Government contracts generally have strict regulatory requirements. Approximately 80.6% of our consolidated revenue in 2012 was derived from contracts funded by federal, state and local government agencies and authorities. Government contracts are subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance and accounting and often include express or implied certifications of compliance. Claims for civil or criminal fraud may be brought for violations of regulations, requirements or statutes. We may also be subject to qui tam (“Whistle Blower”) litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages. Further, if we fail to comply with any of the regulations, requirements or statutes or if we have a substantial number of accumulated Occupational Safety and Health Administration, Mine Safety and Health Administration or other workplace safety violations, our existing government contracts could be terminated and we could be suspended from government contracting or subcontracting, including federally funded projects at the state level. Should one or more of these events occur, it could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

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

Our decision in October 2010 to orderly divest of our real estate investment business resulted in changes to the business plans of certain of our real estate affiliates and the recognition of impairment charges primarily in the fourth quarter of 2010, with no significant impairment charges during the years ended December 31, 2012 and 2011. The business plans of our real estate affiliates include estimates of our ability to obtain certain development rights, our ability to obtain financing, the future condition of the real estate and financial markets, and the timing of cash flows. A continued decline in the residential and/or commercial real estate markets may decrease, or lengthen, the timing of expected cash flows of certain development projects to the point that we would be required to recognize additional valuation impairments in the future.

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

•
A change in tax laws or regulations of any federal, state or international jurisdiction in which we operate could increase our tax burden and otherwise adversely affect our financial position, results of operations, cash flows and liquidity. We continue to assess the impact of various U.S. federal, state and international legislative proposals that could result in a material increase to our U.S. federal, state and/or international taxes. We cannot predict whether any specific legislation will be enacted or the terms of any such legislation. However, if such proposals were to be enacted, or if modifications were to be made to certain existing regulations, the consequences could have a material adverse impact on us, including increasing our tax burden, increasing our cost of tax compliance or otherwise adversely affecting our financial position, results of operations, cash flows and liquidity.

•
We may be required to contribute cash to meet our unfunded pension obligations in certain multi-employer plans. Three of our wholly owned subsidiaries, Granite Construction Company, Granite Construction Northeast, Inc. and Kenny Construction Company participate in various multi-employer pension plans on behalf of union employees. Union employee benefits generally are based on a fixed amount for each year of service. We are required to make contributions to the plans in amounts established under collective bargaining agreements.  Pension expense is recognized as contributions are made. Under the Employee Retirement Income Security Act, a contributor to a multi-employer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability.  While we currently have no intention of withdrawing from a plan and unfunded pension obligations have not significantly affected our operations in the past, there can be no assurance that we will not be required to make material cash contributions to one or more of these plans to satisfy certain underfunded benefit obligations in the future.

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

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
Quarry Properties
As of December 31, 2012, we had 49 active and 28 inactive permitted quarry properties available for the extraction of sand and gravel and hard rock, all of which are located in the western United States. All of our quarries are open-pit and are primarily accessible by road. We process aggregates into construction materials for internal use and for sale to third parties. The following map shows the approximate locations of our permitted quarry properties as of December 31, 2012.
We estimate our permitted proven1 and probable2 aggregate reserves to be approximately 828.0 million tons with an average permitted life of approximately 85 years at present operating levels which vary from site to site. Present operating levels are determined based on a three-year annual average aggregate production rate of 11.4 million tons. Reserve estimates were made by our geologists and engineers based primarily on drilling studies. Reserve estimates are based on various assumptions, and any material inaccuracies in these assumptions could have a material impact on the accuracy of our reserve estimates. Our plant equipment is powered mostly by electricity provided by local utility companies.
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

The following tables present information about our quarry properties as of December 31, 2012 (tons in millions):

	Type
Quarry Properties	Sand & Gravel	Hard Rock	Permitted Aggregate Reserves (tons)	Unpermitted Aggregate Reserves (tons)	Three-Year Annual Average Production Rate (tons)	Average Reserve Life
Owned quarry properties	30	5	493.7	347.0	6.0	102
Leased quarry properties[1]	26	16	334.3	86.6	5.4	59

1 Our leases have expiration dates which range from monthly terms to 88 years, with most including an option to renew.

		Permitted Reserves for Each Product Type (tons)		Percentage of Permitted Reserves Owned and Leased
State	Number of Properties	Sand & Gravel	Hard Rock	Owned	Leased
California	40	325.4	261.8	61%	39%
Non-California	37	147.4	93.4	56%	45%

Plant Properties
We operate plants at our quarry sites to process aggregates into construction materials. Some of our quarry sites may have more than one crushing, concrete or asphalt processing plant. At December 31, 2012 and 2011, we owned the following plants:

December 31,	2012	2011
Aggregate crushing plants	44	48
Asphalt concrete plants	58	62
Portland cement concrete batch plants	18	20
Asphalt rubber plants	5	5
Lime slurry plants	9	9
Other Properties
The following table provides our estimate of certain information about other properties as of December 31, 2012:

	Land Area (acres)	Building Square Feet
Office and shop space (owned and leased)	1,700	1,300,000
Real estate held for development and sale and use	1,400	—
As of December 31, 2012, approximately 61% of our office and shop space was attributable to our Construction segment, 8% to our Large Project Construction segment and 5% to our Construction Materials segment. The remainder is primarily attributable to administration.

Item 3. LEGAL PROCEEDINGS
In the ordinary course of business, we are involved in various legal proceedings that are pending against us and our affiliates alleging, among other things, breach of contract or tort in connection with the performance of professional services, the various outcomes of which cannot be predicted with certainty. The most significant of these proceedings are as follows:

•
US Highway 20 Project: Our wholly owned subsidiaries, Granite Construction Company (“GCCO”) and Granite Northwest, Inc., are members of a joint venture known as Yaquina River Constructors (“YRC”) which was contracted by the Oregon Department of Transportation (“ODOT”) to construct a new road alignment of US Highway 20 near Eddyville, Oregon. During the fall and winter of 2006, extraordinary rain events produced runoff that overwhelmed installed erosion control measures and resulted in discharges to surface water and alleged violations of YRC’s stormwater permit. During 2012, ODOT and YRC reached a settlement agreement that ended YRC’s responsibility to construct the project. Also during 2012, YRC, GCCO, the United States Environmental Protection Agency and the U.S. Department of Justice (“DOJ”) entered into a consent decree, which provides for a civil penalty payment after entry of the decree by the court and environmental monitoring by GCCO of certain Oregon projects. This matter has not and is not expected to have a material adverse effect on our financial position, results of operations, cash flow and/or liquidity.

•
Investigation Related to Grand Avenue Project Disadvantaged Business Enterprise (“DBE”) Issues: On March 6, 2009, the U.S. Department of Transportation, Office of Inspector General served upon our wholly-owned subsidiary, Granite Construction Northeast, Inc. (“Granite Northeast”), a United States District Court Eastern District of New York Grand Jury subpoena to produce documents. The subpoena sought all documents pertaining to the use of a DBE firm (the “Subcontractor”), and the Subcontractor’s use of a non-DBE lower tier subcontractor/consultant, on the Grand Avenue Bus Depot and Central Maintenance Facility for the Borough of Queens Project (the “Grand Avenue Project”), a Granite Northeast project.  The subpoena sought any documents regarding the use of the Subcontractor as a DBE on any other projects and any other documents related to the Subcontractor or to the lower-tier subcontractor/consultant. Granite Northeast produced the requested documents, together with other requested information. Subsequently, Granite Northeast was informed by the DOJ that it is a subject of the investigation, along with others. In January 2013, Granite Northeast met with Assistant United States Attorneys from the DOJ, along with other federal and state agents (the “Agencies”), to discuss the status of the government’s criminal investigation of the Grand Avenue Project participants, including Granite Northeast. In addition to the documents produced in response to the Grand Jury subpoena, Granite Northeast is in the process of providing information to the DOJ concerning other projects for which Granite Northeast has claimed DBE credit. Granite Northeast is fully cooperating with the Agencies’ investigation. We cannot, however, rule out the possibility of actions being brought against Granite Northeast which could result in civil, criminal, and/or administrative penalties or sanctions. Beyond the amount accrued for this matter, Granite is unable to estimate at this time any additional losses that may be reasonably probable. However, under certain circumstances the resolution of the matters under investigation could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations and/or liquidity.

•
Other Legal Proceedings/Government Inquiries: We are a party to a number of other legal proceedings arising in the normal course of business. From time to time, we also receive inquiries from public agencies seeking information concerning our compliance with government construction contracting requirements and related laws and regulations. We believe that the nature and number of these proceedings and compliance inquiries are typical for a construction firm of our size and scope. Our litigation typically involves claims regarding public liability or contract related issues. While management currently believes, after consultation with counsel, that the ultimate outcome of pending proceedings and compliance inquiries, individually and in the aggregate, will not have a material adverse affect on our financial position, results of operations or cash flows, litigation is subject to inherent uncertainties. Were one or more unfavorable rulings to occur, there exists the possibility of a material adverse effect on our financial position, results of operations, cash flows and/or liquidity for the period in which the ruling occurs. In addition, our government contracts could be terminated, we could be suspended or debarred, or payment of our costs disallowed. While any one of our pending legal proceedings is subject to early resolution as a result of our ongoing efforts to settle, whether or when any legal proceeding will be resolved through settlement is neither predictable nor guaranteed.

We record amounts in our consolidated balance sheets representing our estimated liability relating to legal proceedings and government inquiries. During the years ended December 31, 2012 and 2011, there were no significant additions or revisions to the estimated liability that were recorded in our consolidated statements of operations, or significant changes to our accrual for such litigation loss contingencies on our consolidated balance sheets.

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
As of February 8, 2013, there were 38,731,910 shares of our common stock outstanding held by 1,347 shareholders of record.
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

Market Price and Dividends of Common Stock
2012 Quarters Ended	December 31,	September 30,	June 30,	March 31,
High	$34.62	$30.88	$29.31	$30.49
Low	$27.50	$21.58	$21.38	$23.79
Dividends per share	$0.13	$0.13	$0.13	$0.13
2011 Quarters Ended	December 31,	September 30,	June 30,	March 31,
High	$26.78	$26.08	$28.75	$29.68
Low	$17.52	$16.92	$23.58	$24.33
Dividends per share	$0.13	$0.13	$0.13	$0.13
During the three months ended December 31, 2012, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[2]
October 1 through October 31, 2012	2,063	$29.09	—	$64,065,401
November 1 through November 30, 2012	2,255	$30.60	—	$64,065,401
December 1 through December 31, 2012	2,386	$31.27	—	$64,065,401
Total	6,704	$30.37	—

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

Performance Graph
The following graph compares the cumulative 5-year total return provided to shareholders on Granite Construction Incorporated’s common stock relative to the cumulative total returns of the S&P 500 index and the Dow Jones U.S. Heavy Construction index. The Dow Jones U.S. Heavy Construction index includes the following companies: AECOM Technology Corp., Aegion Corp, EMCOR Group Inc., Fluor Corp., Foster Wheeler AG, Granite Construction Inc., Jacobs Engineering Group Inc., KBR Inc., Quanta Services Inc. and Shaw Group Inc. Certain of these companies differ from Granite in that they derive revenue and profit from non-U.S. operations and have customers in different markets. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2007 and its relative performance is tracked through December 31, 2012.

December 31,	2007	2008	2009	2010	2011	2012
Granite Construction Incorporated	$100.00	$123.23	$95.85	$79.67	$70.46	$101.70
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
Dow Jones U.S. Heavy Construction	100.00	44.88	51.30	65.87	54.30	65.94

Item 6. SELECTED FINANCIAL DATA
Other than contract backlog, the selected consolidated financial data set forth below have been derived from our consolidated financial statements. Refer to the consolidated financial statements for further reference. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

Selected Consolidated Financial Data
Years Ended December 31,	2012	2011	2010	2009	2008
Operating Summary	(Dollars In Thousands, Except Per Share Data)
Revenue	$2,083,037	$2,009,531	$1,762,965	$1,963,479	$2,674,244
Gross profit	234,759	247,963	177,784	349,509	471,949
As a percent of revenue	11.3%	12.3%	10.1%	17.8%	17.6%
Selling, general and administrative expenses	185,099	162,302	191,593	228,046	260,761
As a percent of revenue	8.9%	8.1%	10.9%	11.6%	9.8%
Restructuring (gains) charges, net[1]	(3,728)	2,181	109,279	9,453	—
Net income (loss)	59,920	66,085	(62,448)	100,201	165,738
Amount attributable to noncontrolling interests[2]	(14,637)	(14,924)	3,465	(26,701)	(43,334)
Net income (loss) attributable to Granite	45,283	51,161	(58,983)	73,500	122,404
As a percent of revenue	2.2%	2.5%	(3.3)%	3.7%	4.6%
Net income (loss) per share attributable to common shareholders:
Basic	$1.17	$1.32	$(1.56)	$1.91	$3.19
Diluted	$1.15	$1.31	$(1.56)	$1.90	$3.18
Weighted average shares of common stock:
Basic	38,447	38,117	37,820	37,566	37,606
Diluted	39,076	38,473	37,820	37,683	37,709
Dividends per common share	$0.52	$0.52	$0.52	$0.52	$0.52
Consolidated Balance Sheet[3]
Total assets	$1,729,487	$1,547,799	$1,535,533	$1,709,575	$1,743,455
Cash, cash equivalents and marketable securities	433,420	406,648	395,728	458,341	520,402
Working capital	490,785	461,254	475,079	500,605	475,942
Current maturities of long-term debt	19,060	32,173	38,119	58,978	39,692
Long-term debt	271,070	218,413	242,351	244,688	250,687
Other long-term liabilities	47,124	49,221	47,996	48,998	43,604
Granite shareholders’ equity	829,953	799,197	761,031	830,651	767,509
Book value per share	21.43	20.66	19.64	21.50	20.06
Common shares outstanding	38,731	38,683	38,746	38,635	38,267
Contract backlog	$1,707,315	$2,022,454	$1,899,170	$1,401,988	$1,699,396

1 During 2012, we recorded a net gain on restructuring of approximately $3.7 million and during 2011 and 2010, we recorded restructuring charges of approximately $2.2 million and $109.3 million, respectively, related to our Enterprise Improvement Plan. The $9.5 million in restructuring charges in 2009 related to an organizational change.
2 Effective January 1, 2009, we adopted a new accounting standard requiring net income attributable to both the parent and noncontrolling interests to be disclosed separately as well as the components of equity attributable to the parent and noncontrolling interests. Prior years have been adjusted to conform to this new standard.
3 Assets acquired and liabilities assumed resulting from the acquisition of Kenny Construction Company are included in our consolidated balance sheet as of December 31, 2012 (see Note 21 of the “Notes to the Consolidated Financial Statements”).

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
We are one of the largest diversified heavy civil contractors and construction materials producers in the United States, engaged in the construction and improvement of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, trenchless and underground utilities, electrical utilities, tunnels, dams and other infrastructure-related projects. We own aggregate reserves and plant facilities to produce construction materials for use in our construction business and for sale to third parties. We also operate a real estate investment and development company. Our permanent offices are located in Alaska, Arizona, California, Colorado, Florida, Illinois, Nevada, New York, Pennsylvania, Texas, Utah and Washington.
Our construction contracts are obtained through competitive bidding in response to solicitations by both public agencies and private parties and on a negotiated basis as a result of solicitations from private parties. Project owners use a variety of methods to make contractors aware of new projects, including posting bidding opportunities on agency websites, disclosing long-term infrastructure plans, advertising and other general solicitations. Our bidding activity is affected by such factors as the nature and volume of advertising and other solicitations, contract backlog, available personnel, current utilization of equipment and other resources, our ability to obtain necessary surety bonds and competitive considerations. Our contract review process includes identifying risks and opportunities during the bidding process and managing these risks through mitigation efforts such as insurance and pricing. Contracts fitting certain criteria of size and complexity are reviewed by various levels of management and, in some cases, by the Executive Committee of our Board of Directors. Bidding activity, contract backlog and revenue resulting from the award of new contracts may vary significantly from period to period.
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
The four primary economic drivers of our business are (1) the overall health of the economy, (2) federal, state and local public funding levels, (3) population growth resulting in public and private development, and (4) the need to replace or repair aging infrastructure. A stagnant or declining economy will generally result in reduced demand for construction and construction materials in the private sector. This reduced demand increases competition for private sector projects and will ultimately also increase competition in the public sector as companies migrate from bidding on scarce private sector work to projects in the public sector. Greater competition can reduce our revenues and/or have a downward impact on our gross profit margins. In addition, a stagnant or declining economy tends to produce less tax revenue for public agencies, thereby decreasing a source of funds available for spending on public infrastructure improvements. Some funding sources that have been specifically earmarked for infrastructure spending, such as diesel and gasoline taxes, are not as directly affected by a stagnant or declining economy, unless actual consumption is reduced. However, even these can be temporarily at risk as state and local governments take actions to balance their budgets. Additionally, high fuel prices can have a dampening effect on consumption, resulting in overall lower tax revenue. Conversely, increased levels of public funding as well as an expanding or robust economy will generally increase demand for our services and provide opportunities for revenue growth and margin improvement.

In December 2012, we purchased 100% of the outstanding stock of Kenny Construction Company, a Northbrook, Illinois-based national contractor and construction manager, for a purchase price of $141.5 million, subject to possible post-closing adjustments. This acquisition expands our presence in the power, tunnel and underground markets, and enables us to leverage our capabilities and geographic footprint. See Note 21 of the “Notes to the Consolidated Financial Statements” for further information.

In October 2010, we announced our Enterprise Improvement Plan which includes continued actions to reduce our cost structure, enhance operating efficiencies and strengthen our business to achieve long-term profitable growth. The Enterprise Improvement Plan includes new business plans to orderly divest of our real estate investment business and certain fixed assets consistent with our business strategy to focus on our core business. As a result of the Enterprise Improvement Plan, we incurred restructuring charges related to workforce reductions as well as real estate and fixed asset impairments. The majority of restructuring charges associated with the Enterprise Improvement Plan were recorded in the fourth quarter of 2010. See Note 11 of “Notes to the Consolidated Financial Statements” and “Restructuring Charges” below for further information.

Our market sector information reflects four groups defined as follows: 1) California; 2) Northwest, which primarily includes our offices in Alaska, Nevada, Utah and Washington; 3) East, which primarily includes our offices in Arizona, Florida, New York and Texas; and 4) Kenny, which primarily includes our offices in Colorado, Illinois and Pennsylvania.  Each of these groups includes operations from our Construction and Large Project Construction lines of business. Our California, Northwest and East groups include operations from our Construction Materials line of business. A project’s results are reported in the group that is responsible for the project, not necessarily the geographic area where the work is located. In some cases, the operations of a group include the results of work performed outside of that region.

Critical Accounting Policies and Estimates
The financial statements included in “Item 8. Financial Statements and Supplementary Data” have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our estimates, judgments and assumptions are continually evaluated based on available information and experiences; however, actual amounts could differ from those estimates.
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
The accuracy of our revenue and profit recognition in a given period is dependent on the accuracy of our estimates of the cost to complete each project. Cost estimates for all of our significant projects use a detailed “bottom up” approach and we believe our experience allows us to provide materially reliable estimates. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include:

•	the completeness and accuracy of the original bid;

•	costs associated with scope changes where final price negotiations are not complete;

•	costs of labor and/or materials;

•	extended overhead due to owner, weather and other delays;

•	subcontractor performance issues;

•	changes in productivity expectations;

•	site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable);

•	continuing changes from original design on design/build projects;

•	the availability and skill level of workers in the geographic location of the project; and

•	a change in the availability and proximity of equipment and materials.
The foregoing factors as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit between periods. Substantial changes in cost estimates, particularly in our larger, more complex projects have had, and can in future periods have, a significant effect on our profitability.
Our contracts with our customers are primarily either “fixed unit price” or “fixed price.” Under fixed unit price contracts, we are committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete placed or cubic yards of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk that we may not be able to perform all the work profitably for the specified contract amount. The percentage of fixed price contracts in our contract backlog decreased from approximately 69.5% at December 31, 2011 to approximately 56.8% at December 31, 2012.

Valuation of Real Estate Held for Development and Sale
The carrying amount of each consolidated real estate development project is reviewed on a quarterly basis in accordance with Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, and each real estate development project accounted for under the equity method of accounting is reviewed in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures, to determine if impairment charges should be recognized. The review of each consolidated project includes an evaluation to determine if events or changes in circumstances indicate that a consolidated project’s carrying amount may not be recoverable. If events or changes in circumstances indicate that a consolidated project’s carrying amount may not be recoverable, the future undiscounted cash flows are estimated and compared to the project’s carrying amount. In the event that the project’s estimated future undiscounted cash flows or investment’s fair value are not sufficient to recover the carrying amounts, it is written down to its estimated fair value. The projects accounted for under the equity method are evaluated for impairment using the other-than-temporary impairment model, which requires an impairment charge to be recognized if our investment’s carrying amount exceeds its fair value, and the decline in fair value is deemed to be other than temporary.
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
During the year ended December 31, 2010, the Enterprise Improvement Plan required changes in the business plans of certain real estate projects to reduce capital expenditures, shorten development timelines, and revise marketing plans for the projects, thus reducing their estimated future cash flows. Consequently, during the year ended December 31, 2010, we recorded impairment charges of $86.3 million, of which approximately $20.0 million was attributable to noncontrolling interests, on approximately one-third of our real estate investments related to the Enterprise Improvement Plan. See Note 11 of “Notes to the Consolidated Financial Statements” and “Restructuring Charges” below for further information. Additionally, an evaluation of entitlement status, market conditions, existing offers to purchase, cost of construction, debt load, development schedule, status of joint venture partners and other factors specific to the remainder of our real estate projects, resulted in no significant impairment charges during the year ended December 31, 2010. During the years ended December 31, 2012 and 2011, we recorded no significant impairment charges related to our real estate development projects or investments.
Given the current economic environment surrounding real estate, we regularly evaluate the recoverability of our real estate held for development and sale and have determined that no further impairment charges were required at December 31, 2012. A continued decline in the residential and/or commercial real estate markets may decrease the expected cash flow for certain development activities to the point we would be required to recognize additional impairments in the future.
Insurance Estimates
We carry insurance policies to cover various risks, primarily general liability, automobile liability and workers compensation, under which we are liable to reimburse the insurance company for a portion of each claim paid. Payment for general liability and workers compensation claim amounts generally range from the first $0.5 million to $1.0 million per occurrence. We accrue for probable losses, both reported and unreported, that are reasonably estimable using actuarial methods based on historic trends, modified, if necessary, by recent events. Changes in our loss assumptions caused by changes in actual experience would affect our assessment of the ultimate liability and could have an effect on our operating results and financial position up to $1.0 million per occurrence.

Current Economic Environment and Outlook for 2013
Overall, we are pleased with the quality of our backlog and the significant amount of projects, particularly large projects, out to bid across the country. Despite these opportunities, we continue to operate in a highly competitive bidding environment. Competition coupled with funding issues for public sector infrastructure projects and weak demand for commercial and residential development in many of our markets may impact our ability to grow backlog and increase profitability. While we expect these challenging conditions to persist through 2013, we are encouraged by recent progress on the federal funding level. In addition, we are proactively seeking opportunities through our acquisition of Kenny and in our traditional markets while leveraging our capabilities and further diversifying into the rail, power, tunnel, water, industrial and federal government markets.
After numerous short-term extensions, the President signed into law a 27-month reauthorization of the federal surface transportation program, Moving Ahead for Progress in the 21st Century (“MAP-21”) in 2012. MAP-21 authorizes spending for the transportation program at fiscal 2012 levels with a slight adjustment for inflation in fiscal 2013 and 2014. MAP-21 also reauthorized the Transportation Infrastructure Financing and Innovation Act (“TIFIA”) that provides for $1.7 billion in calculated capital over the next two years and includes financing options in connection with public-private partnership (“P3”) arrangements for infrastructure financing. We are optimistic that the TIFIA program will help facilitate and accelerate many projects that would not have moved forward otherwise.
As part of our diversification efforts, we acquired 100% of the outstanding shares of Kenny Construction Company (“Kenny”) on December 31, 2012. The addition of Kenny’s expertise in the power, tunnel and underground markets will significantly expand our presence in these key areas as well as enable us to leverage our capabilities and geographic footprint. Including integration costs and the impact of intangible amortization, the transaction is expected to be break-even relative to Granite’s 2013 earnings per share.
In addition, in December of 2012, Granite’s joint venture teams were selected to build the $3.1 billion Tappan Zee Bridge project in New York and the $849.0 million design-build IH-35E project in Texas. The Tappan Zee project was awarded in January 2013 and Granite’s 23.3% share will be booked into Large Project Construction contract backlog in the first quarter of 2013. The IH-35E project is expected to be awarded in the second quarter of 2013, and Granite’s 35% share of the IH-35E project is expected to be booked into Large Project Construction contract backlog in the second quarter of 2013.
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
Results of Operations

Comparative Financial Summary
Years Ended December 31,	2012	2011	2010
(in thousands)
Total revenue	$2,083,037	$2,009,531	$1,762,965
Gross profit	234,759	247,963	177,784
Restructuring (gains) charges, net	(3,728)	2,181	109,279
Operating income (loss)	80,835	99,269	(109,340)
Total other income (expense)	194	(9,836)	2,964
Amount attributable to noncontrolling interests	(14,637)	(14,924)	3,465
Net income (loss) attributable to Granite Construction Incorporated	45,283	51,161	(58,983)

Revenue

Total Revenue by Segment
Years Ended December 31,	2012		2011		2010
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Construction	$984,106	47.2	$1,043,614	51.9	$943,245	53.5
Large Project Construction	863,217	41.5	725,043	36.1	584,406	33.1
Construction Materials	230,642	11.1	220,583	11.0	222,058	12.6
Real Estate	5,072	0.2	20,291	1.0	13,256	0.8
Total	$2,083,037	100.0	$2,009,531	100.0	$1,762,965	100.0

Construction Revenue
Years Ended December 31,	2012		2011		2010
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
California:
Public sector	$438,113	44.5	$464,789	44.4	$358,723	38.0
Private sector	53,723	5.5	46,694	4.5	32,139	3.4
Northwest:
Public sector	326,281	33.2	386,783	37.1	421,397	44.7
Private sector	101,563	10.3	36,072	3.5	24,334	2.6
East:
Public sector	51,457	5.2	107,693	10.3	103,398	11.0
Private sector	12,969	1.3	1,583	0.2	3,254	0.3
Total	$984,106	100.0	$1,043,614	100.0	$943,245	100.0
Construction revenue for the year ended December 31, 2012 decreased by $59.5 million, or 5.7%, compared to the year ended December 31, 2011. The decrease was primarily due to less public sector revenue related to entering the year with lower backlog in the Northwest and East, as well as a decline in bid success in our California group. The decreases in public sector revenue were partially offset by increases in private sector revenue in the Northwest associated with work in the power and industrial markets.

Large Project Construction Revenue[1]
Years Ended December 31,	2012		2011		2010
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
California	$111,692	12.9	$78,464	10.8	$49,408	8.5
Northwest	278,449	32.3	201,240	27.8	52,510	9.0
East	473,076	54.8	445,339	61.4	482,488	82.5
Total	$863,217	100.0	$725,043	100.0	$584,406	100.0
1For the periods presented, all Large Project Construction revenue was earned from the public sector.
Large Project Construction revenue for the year ended December 31, 2012 increased by $138.2 million, or 19.1%, compared to the year ended December 31, 2011. The increase was primarily due to progress on jobs in California and the Northwest that were awarded in late 2010 and early 2011 as well as progress on several other projects in the Northwest.

Construction Materials Revenue
Years Ended December 31,	2012		2011		2010
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
California	$140,315	60.8	$140,468	63.7	$136,314	61.4
Northwest	69,834	30.3	62,406	28.3	64,966	29.2
East	20,493	8.9	17,709	8.0	20,778	9.4
Total	$230,642	100.0	$220,583	100.0	$222,058	100.0

Construction Materials revenue for the year ended December 31, 2012 increased $10.1 million, or 4.6%, when compared to the year ended December 31, 2011. The construction materials business continues to be impacted by the weakness in the commercial and residential development markets.
Real Estate Revenue
Real Estate revenue for the year ended December 31, 2012 decreased by $15.2 million, or 75.0% compared to the year ended December 31, 2011. The decrease was primarily attributable to the sale of commercial properties in California during 2011. Factors that contribute to fluctuations in revenue include national and local market conditions, entitlement status of properties and buyers access to capital. Additionally, as we execute on our Enterprise Improvement Plan, we have less real estate for sale.
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
The following tables illustrate our contract backlog as of the respective dates:

Total Contract Backlog by Segment
December 31,	2012		2011
(dollars in thousands)	Amount	Percent	Amount	Percent
Construction	$629,898	36.9	$513,624	25.4
Large Project Construction	1,077,417	63.1	1,508,830	74.6
Total	$1,707,315	100.0	$2,022,454	100.0

Construction Contract Backlog
December 31,	2012		2011
(dollars in thousands)	Amount	Percent	Amount	Percent
California:
Public sector	$252,070	40.1	$311,975	60.7
Private sector	42,622	6.8	10,899	2.1
Northwest:
Public sector	153,146	24.3	148,030	28.8
Private sector	24,085	3.8	26,543	5.2
East:
Public sector	14,723	2.3	13,163	2.6
Private sector	3,880	0.6	3,014	0.6
Kenny:
Public sector	37,153	5.9	—	—
Private sector	102,219	16.2	—	—
Total	$629,898	100.0	$513,624	100.0
Construction contract backlog of $629.9 million at December 31, 2012 was $116.3 million, or 22.6%, higher than at December 31, 2011. The increase was primarily due to the acquisition of Kenny contract backlog, as well as an increase in California private sector backlog due to improved success rate on private sector bidding activity and diversification into the power market. The increases were offset by decreases in the California public sector due to progress on existing projects and lower success rate with continued intense competition.

Large Project Construction Contract Backlog[1]
December 31,	2012		2011
(dollars in thousands)	Amount	Percent	Amount	Percent
California[1]	$140,685	13.1	$214,698	14.2
Northwest[1]	192,285	17.8	397,957	26.4
East[1]	526,854	48.9	896,175	59.4
Kenny:
Public sector	144,344	13.4	—	—
Private sector	73,249	6.8	—	—
Total	$1,077,417	100.0	$1,508,830	100.0
1California, Northwest and East Large Project Construction contract backlog is from contracts with public agencies.
Large Project Construction contract backlog of $1.1 billion at December 31, 2012 was $431.4 million, or 28.6%, lower than at December 31, 2011. The decrease primarily reflects work completed during the period, partially offset by new awards and the acquisition of Kenny contract backlog. Noncontrolling interests included in Large Project Construction contract backlog as of December 31, 2012 and 2011 were $112.8 million and $154.6 million, respectively.
In January 2013, Granite’s joint venture team was awarded a $3.1 billion contract to build the Tappan Zee Bridge in New York. Granite’s 23.3%, or $733.0 million, share will be booked into contract backlog in the first quarter of 2013. In addition, in December 2012 Granite’s joint venture team was selected for the IH-35E design-build project in Texas. The proposed price for the IH-35E design-build project is $849.0 million for the base contract, plus options which, if exercised by TxDOT, may increase the total contract price to approximately $1.2 billion. Granite’s 35% share will be booked into contract backlog when a final contract is approved and a notice to proceed is issued, which is expected to be in the second quarter of 2013.
Large Project Construction contracts with forecasted losses represented $172.6 million, or 16.0%, and $91.4 million, or 6.1%, respectively, of Large Project Construction contract backlog at December 31, 2012 and 2011. Provisions are recognized in the consolidated statements of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue.

Gross Profit
The following table presents gross profit by business segment for the respective periods:

Years Ended December 31,	2012	2011	2010
(dollars in thousands)
Construction	$77,963	$124,506	$95,709
Percent of segment revenue	7.9%	11.9%	10.1%
Large Project Construction	148,418	104,108	67,307
Percent of segment revenue	17.2%	14.4%	11.5%
Construction Materials	7,572	16,641	12,018
Percent of segment revenue	3.3%	7.5%	5.4%
Real Estate	806	2,708	2,750
Percent of segment revenue	15.9%	13.3%	20.7%
Total gross profit	$234,759	$247,963	$177,784
Percent of total revenue	11.3%	12.3%	10.1%
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
The following table presents revenue from projects that have not yet reached our profit recognition threshold:

Years Ended December 31,	2012	2011	2010
(in thousands)
Construction	$22,110	$10,363	$13,697
Large Project Construction	16,982	38,542	142,965
Total revenue from contracts with deferred profit	$39,092	$48,905	$156,662
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
When we experience significant contract forecast changes, we review the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as a change in estimate for the current period. In our review of these changes for the years ended December 31, 2012, 2011 and 2010 we did not identify any material amounts that should have been recorded in a prior period.

Construction gross profit in 2012 decreased $46.5 million compared to 2011. Construction gross profit as a percent of segment revenue for 2012 decreased to 7.9% from 11.9% in 2011. The decreases were due to increased competition and challenging market conditions primarily in California. In addition, the decreases during 2012 included a net decrease of $18.1 million from revisions in estimates compared to a net increase of $6.2 million for 2011, due to lower productivity than originally anticipated (see Note 2 of “Notes to the Consolidated Financial Statements”).
Large Project Construction gross profit in 2012 increased $44.3 million compared to 2011. Large Project Construction gross profit as a percent of segment revenue for 2012 increased to 17.2% from 14.4% in 2011. The increase was primarily due to a net increase of $64.6 million from revisions in estimates in 2012 due to lower than anticipated construction costs and owner directed scope changes compared to a net increase of $8.9 million in 2011 (see Note 2 of “Notes to the Consolidated Financial Statements”).
Construction Materials gross profit in 2012 decreased $9.1 million compared to 2011. Construction Materials gross profit as a percent of segment revenue for 2012 decreased to 3.3% from 7.5% in 2011. The decreases are primarily due to poor economic conditions at certain California locations.
Real Estate gross profit decreased $1.9 million during 2012 when compared to 2011. The decrease was primarily due to the execution of our Enterprise Improvement Plan which reduced our real estate available for sale.
Selling, General and Administrative Expenses
The following table presents the components of selling, general and administrative expenses for the respective periods:

Years Ended December 31,	2012	2011	2010
(dollars in thousands)
Selling
Salaries and related expenses	$35,051	$33,342	$40,332
Other selling expenses	13,321	9,066	12,944
Total selling	48,372	42,408	53,276
General and administrative
Salaries and related expenses	57,583	51,041	65,127
Restricted stock amortization and incentive compensation	22,452	23,925	21,664
Other general and administrative expenses	56,692	44,928	51,526
Total general and administrative	136,727	119,894	138,317
Total selling, general and administrative	$185,099	$162,302	$191,593
Percent of revenue	8.9%	8.1%	10.9%
Selling, general and administrative expenses for 2012 increased $22.8 million, or 14.0%, compared to 2011.
Selling Expenses
Selling expenses include the costs for aggregate permits, business development, estimating and bidding. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses for 2012 increased $6.0 million or 14.1% compared to 2011. The increase was primarily related to increased costs associated with large projects pursuits.
General and Administrative Expenses
General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. These costs include variable cash and restricted stock performance-based incentives for select management personnel on which our compensation strategy heavily relies. The cash portion of these incentives is expensed when earned while the restricted stock portion is expensed over the vesting period of the restricted stock award (generally three years). Other general and administrative expenses include changes in the fair market value of our Non-Qualified Deferred Compensation (“NQDC”) plan liability, information technology, occupancy, office supplies, depreciation, travel and entertainment, outside services, training and other miscellaneous expenses none of which individually exceeded 10% of total general and administrative expenses.
Total general and administrative expenses for 2012 increased $16.8 million or 14.0% compared to 2011 primarily due to an increase of $11.8 million or 26.2% in other general and administrative expenses. The increase in other general and administrative expenses during the year ended December 31, 2012 was primarily due to acquisition-related costs of $4.4 million and an increase of $2.0 million in the fair market value of our NQDC plan liability.

Restructuring (Gains) Charges, Net
The following table presents the components of restructuring (gains) charges, net during the respective periods:

Years ended December 31,	2012	2011	2010
(in thousands)
(Gains) impairment associated with our real estate investments, net	$(3,093)	$1,452	$86,341
Severance costs	—	471	12,635
Impairment charges on assets held-for-sale or abandoned	—	226	7,521
Lease termination (gains) costs, net of estimated sublease income	(635)	32	2,782
Total	$(3,728)	$2,181	$109,279
In October 2010, we announced our Enterprise Improvement Plan that included continued actions to reduce our cost structure, enhance operating efficiencies and strengthen our business to achieve long-term profitable growth. The majority of restructuring charges associated with the Enterprise Improvement Plan were recorded in 2010. The restructuring gains and charges recorded in 2012 and 2011 were the result of executing our Enterprise Improvement Plan.
During 2013, we may record up to $8.0 million of restructuring charges, primarily related to previously planned additional consolidation efforts and assets to be held-for-sale as part of our Enterprise Improvement Plan. The ultimate amount and timing of future restructuring charges is subject to market conditions and our ability to negotiate sales of certain assets at prices acceptable to us.
Gain on Sales of Property and Equipment
The following table presents the gain on sales of property and equipment for the respective periods:

Years Ended December 31,	2012	2011	2010
(in thousands)
Gain on sales of property and equipment	27,447	15,789	13,748
Gain on sales of property and equipment for 2012 increased $11.7 million, or 73.8%, compared to 2011, primarily due to an $18.0 million gain from the sale of an underutilized quarry asset in the fourth quarter of 2012. This sale was related to our process of continually optimizing our assets separate from the Enterprise Improvement Plan.

Other Income (Expense)
The following table presents the components of other income (expense) for the respective periods:

Years Ended December 31,	2012	2011	2010
(in thousands)
Interest income	$2,626	$2,878	$4,980
Interest expense	(10,603)	(10,362)	(9,740)
Equity in income of affiliates	1,988	2,193	756
Other income (expense), net	6,183	(4,545)	6,968
Total other income (expense)	$194	$(9,836)	$2,964
Other income (expense), net in 2012 included a $7.4 million gain from the sale of gold, a by-product of aggregate production, partially offset by a $2.8 million non-cash impairment charge from the write-off of our cost method investment in the preferred stock of a corporation that designs and manufactures power generation equipment.
Income Taxes
The following table presents the provision for (benefit from) income taxes for the respective periods:

Years Ended December 31,	2012	2011	2010
(dollars in thousands)
Provision for (benefit from) income taxes	$21,109	$23,348	$(43,928)
Effective tax rate	26.1%	26.1%	41.3%
Our effective tax rate was essentially flat in 2012 from 2011 at 26.1%. The tax rate for the year ended December 31, 2012 included a $5.8 million release of a state valuation allowance. The tax rate for the year ended December 31, 2011 included the recognition and measurement of previously unrecognized tax benefits. The recognition and measurement of these tax benefits were the result of a favorable settlement of an income tax examination conducted by the Internal Revenue Service. Our tax rate is affected by discrete items that may occur in any given year, but are not consistent from year to year.
Amount Attributable to Noncontrolling Interests
The following table presents the amount attributable to noncontrolling interests in consolidated subsidiaries for the respective periods:

Years Ended December 31,	2012	2011	2010
(in thousands)
Amount attributable to noncontrolling interests	$(14,637)	$(14,924)	$3,465
The amount attributable to noncontrolling interests represents the noncontrolling owners’ share of the income or loss of our consolidated construction joint ventures and real estate development entities.

Prior Years
Revenue: Construction revenue for the year ended December 31, 2011 increased by $100.4 million, or 10.6%, compared to the year ended December 31, 2010. The increase was primarily due to our California group entering the year with greater contract backlog and improved success rate on bidding activity, as well as more favorable weather conditions late in 2011 when compared to 2010. The increase in California was partially offset by a decrease in the Northwest primarily due to an unusually wet spring and runoff from a heavy snowpack during the first half of 2011.
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
Construction Materials revenue for the year ended December 31, 2011 was flat compared to the year ended December 31, 2010. The construction materials business continued to be impacted by the weakness in the commercial and residential development markets.
Real Estate revenue for the year ended December 31, 2011 increased by $7.0 million, or 53.1%, compared to the year ended December 31, 2010. The increase was primarily attributable to the sale of commercial properties in California during 2011. Factors that contribute to fluctuations in revenue include national and local market conditions, entitlement status of properties and buyers access to capital.
Contract Backlog: Construction contract backlog of $513.6 million at December 31, 2011 was $48.4 million, or 10.4%, higher than at December 31, 2010. The increase was due to improved success rate on bidding activity in California offset by progress on existing projects in the Northwest and the East. New awards during the year ended December 31, 2011 included two highway rehabilitation projects of $50.8 million and $58.6 million and a rail relocation project of $41.5 million, all in California.
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
Gross Profit (Loss): Construction gross profit in 2011 increased to $124.5 million, or 11.9% of segment revenue, from $95.7 million, or 10.1% of segment revenue, in 2010. The increases were due to increased revenues, primarily in our California sector, successful execution of overlay and highway rebuild projects in Arizona and improved cost management of our equipment fleet.
Large Project Construction gross profit in 2011 increased to $104.1 million, or 14.4% of segment revenue, from $67.3 million, or 11.5% of segment revenue, in 2010. The increase was primarily due to recognition of profit on two transit projects in New York, a transit project in Houston and a new freeway, transit and trail system in Utah, all of which reached the profit recognition threshold in 2011.
Construction Materials gross profit increased to $16.6 million, or 7.5% of segment revenue, from $12.0 million, or 5.4% of segment revenue, in 2010. The increase was primarily due to increased production efficiencies of certain plants to meet growing Construction revenue.
Real Estate gross profit remained relatively unchanged during 2011 when compared to 2010 as the residential, commercial and private markets remained depressed.

Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased by $29.3 million, or 15.3%, to $162.3 million in 2011 from $191.6 million in 2010. Total selling expenses for 2011 decreased $10.9 million, or 20.4%, compared to 2010, primarily due to workforce reductions associated with our Enterprise Improvement Plan. Total general and administrative expenses for 2011 decreased $18.4 million, or 13.3%, compared to 2010. Salaries and related expenses for 2011 decreased $14.1 million compared to 2010 primarily due to the reduction in workforce associated with our Enterprise Improvement Plan as well as temporary benefit reductions and other ongoing efforts to reduce our cost structure. Other general and administrative expenses for 2011 decreased $6.6 million, or 12.8%, compared to 2010 due to our efforts to reduce our cost structure and discretionary spending, including a decrease of approximately $5.5 million in travel expenses, consulting fees and occupancy.
Restructuring Charges: During 2011 and 2010, we recorded restructuring charges of approximately $2.2 million and $109.3 million, respectively. The charges were primarily related to impairment charges on certain real estate investments of our Real Estate segment associated with our plans to orderly divest our real estate investment business subject to market conditions and our ability to negotiate sales of certain assets at prices acceptable to us. Restructuring charges during 2010 were also related to planned reductions in salaried positions that affected approximately 17% of our salaried workforce.
Other (Expense) Income: Interest income decreased $2.1 million for 2011, compared to 2010, primarily related to changes in federal and state look back interest income. Look back interest is the interest due or receivable on income tax related to revisions in estimated profitability on long-term contracts. Other (expense) income, net during 2011 consisted primarily of $3.7 million in impairment charges associated with our cost method investment in the preferred stock of a corporation that designs and manufactures power generation equipment. Other (expense) income, net during 2010 consisted primarily of $2.9 million of previously deferred income related to the sale of an investment in an affiliate in 2008.
Provision for Income Taxes: Our effective tax rate decreased to 26.1% in 2011 from 41.3% in 2010. The change was primarily due to the effect of noncontrolling interests as a percentage of net income (loss), as noncontrolling interests are not subject to income taxes on a stand-alone basis. Additionally, included in the tax rate for the year ended December 31, 2011 is the recognition and measurement of previously unrecognized tax benefits. The recognition and measurement of these tax benefits were the result of a favorable settlement of an income tax examination conducted by the Internal Revenue Service.
Amount Attributable to Noncontrolling Interests: The balance for 2011 changed compared to 2010 primarily due to $20.0 million associated with the impairment charges on our real estate held for development and sale from our plans to orderly divest of our real estate investment business. In addition, the balance changed as activity on consolidated joint venture projects neared completion.

Liquidity and Capital Resources
We believe our cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations through the next twelve months. We maintain a secured revolving credit facility of $215.0 million primarily to provide capital needs to fund growth opportunities, either internally or generated through acquisition (see “Credit Agreement” section for further discussion). We do not anticipate that this credit facility will be required to fund future working capital needs. If we experience a prolonged change in our business operating results or make a significant acquisition, we may need to acquire additional sources of financing, which, if available, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements.
The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated joint ventures, as of the respective dates:

December 31,	2012	2011
(in thousands)
Cash and cash equivalents excluding consolidated joint ventures	$216,125	$181,868
Consolidated construction joint venture cash and cash equivalents[1]	105,865	75,122
Total consolidated cash and cash equivalents	321,990	256,990
Short-term and long-term marketable securities[2]	111,430	149,658
Total cash, cash equivalents and marketable securities	$433,420	$406,648

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
Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends on our capital stock. We may also from time to time prepay or repurchase outstanding indebtedness and acquire assets or businesses that are complementary to our operations, such as with the acquisition of Kenny during 2012.
Cash Flows

Years Ended December 31,	2012	2011	2010
(in thousands)
Net cash provided by (used in):
Operating activities	$91,790	$92,345	$29,318
Investing activities	(42,554)	(27,728)	(60,435)
Financing activities	15,764	(59,649)	(55,817)
Cash provided by operating activities decreased $0.6 million in 2012 when compared to 2011. This decrease was primarily driven by a decrease in net income partially offset by a favorable change in working capital items in 2012 compared to 2011.
Cash used in investing activities was $14.8 million higher in 2012 than in 2011 primarily due to $79.6 million associated with the acquisition of Kenny during 2012 partially offset by a $51.5 million decrease in net purchases of marketable securities.
Cash provided by financing activities increased $75.4 million in 2012 compared to 2011. The primary reason for this change was a $70.0 million increase in proceeds from long-term debt due to borrowings from our revolving credit facility associated with the acquisition of Kenny.

Capital Expenditures
During the year ended December 31, 2012, we had capital expenditures of $37.6 million compared to $45.0 million in 2011. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate investing between $40.0 million and $60.0 million in capital expenditures during 2013.
Debt and Contractual Obligations
The following table summarizes our significant obligations outstanding as of December 31, 2012:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt - principal	$290,130	$19,059	$40,966	$150,049	$80,056
Long-term debt - interest[1]	68,475	13,731	28,047	19,360	7,337
Operating leases[2]	36,288	6,983	10,466	6,960	11,879
Other purchase obligations[3]	4,854	3,417	1,437	—	—
Deferred compensation obligations[4]	24,148	3,814	6,830	4,185	9,319
Total	$423,895	$47,004	$87,746	$180,554	$108,591

1 Included in the total is $0.2 million related to mortgages, the terms of which include variable interest rates that range from 4.5% to 5.75%. Also included in this balance is $6.9 million in interest related to borrowings under our Credit Agreement, the terms of which include a variable interest rate that was 2.56% as of December 31, 2012. The future payments were calculated using rates in effect as of December 31, 2012 and may differ from actual results.
2 These obligations represent the minimum rental commitments and minimum royalty requirements under all noncancellable operating leases. See Note 18 of “Notes to the Consolidated Financial Statements.”
3 These obligations represent firm purchase commitments for equipment and other goods and services not connected with our construction contract backlog which are individually greater than $10,000 and have an expected fulfillment date after February 28, 2013.
4 The timing of expected payment of deferred compensation is based on estimated dates of retirement. Actual dates of retirement could be different and would cause the timing of payments to change.

In addition to the significant obligations described above, as of December 31, 2012, we had the following obligations, which were excluded from the foregoing table:

•
approximately $3.2 million associated with uncertain tax positions filed on our tax returns were excluded because we cannot make a reasonably reliable estimate of the timing of potential payments relative to such reserves; and

•
asset retirement obligations of $26.6 million associated with our owned and leased quarry properties were excluded because the majority of them have an estimated settlement date beyond five years (see Note 8 of “Notes to the Consolidated Financial Statements”).

Credit Agreement
We have a $215.0 million committed revolving credit facility, with a sublimit for letters of credit of $100.0 million (the “Credit Agreement”), which expires on October 11, 2016. Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on certain financial ratios calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin was 2.25% for loans bearing interest based on LIBOR and 1.25%for loans bearing interest at the base rate at December 31, 2012. Accordingly, the effective interest rate was between 2.56% and 4.50% at December 31, 2012. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Credit Agreement’s maturity date. Borrowings at a Eurodollar rate have a term no less than one month and no greater than one year. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Credit Agreement. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are collateralized on an equivalent basis with the obligations under the 2013 Notes and the 2019 Notes (each defined below) by first priority liens (subject only to other liens permitted under the Credit Agreement) on substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement. At December 31, 2012, there was a revolving loan of $70.0 million outstanding under the Credit Agreement related to financing the Kenny acquisition, the balance of which is included in long-term debt on our consolidated balance sheet. In addition, there were standby letters of credit totaling approximately $10.9 million as of December 31, 2012. The letters of credit will expire between March and October 2013.
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
Senior Notes Payable
As of December 31, 2012, senior notes payable in the amount of $8.3 million were due to a group of institutional holders in 2013 and bear interest at 6.96% per annum (“2013 Notes”). In addition, senior notes payable in the amount of $200.0 million were due to a second group of institutional holders in five equal annual installments beginning in 2015 and bear interest at 6.11% per annum (“2019 Notes”).
Our obligations under the note purchase agreements governing the 2013 Notes and 2019 Notes (the “2013 NPA” and the “2019 NPA,” respectively) are guaranteed by certain of our subsidiaries and are collateralized on an equivalent basis with the Credit Agreement by liens on substantially all of the assets of the Company and subsidiaries that are guarantors or borrowers under the Credit Agreement. The 2013 NPA and 2019 NPA provide for the release of liens and re-pledge of collateral on substantially the same terms and conditions as those set forth in the Credit Agreement.
Surety Bonds and Real Estate Mortgages
We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At December 31, 2012, approximately $1.6 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.
A significant portion of our real estate held for development and sale is subject to mortgage indebtedness. All of this indebtedness is non-recourse to Granite but is recourse to the real estate entities that incurred the indebtedness. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entities to pay down portions of the debt. As of December 31, 2012, the principal amount of debt of our consolidated real estate entities secured by mortgages was $11.6 million, of which $10.7 million was included in current liabilities and $0.9 million was included in long-term liabilities on our consolidated balance sheet.

Covenants and Events of Default
The most significant restrictive covenants under the terms of our 2013 NPA, 2019 NPA and Credit Agreement require the maintenance of a minimum Consolidated Tangible Net Worth, a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. The calculations and terms of such financial covenants are defined in the Credit Agreement filed as Exhibit 10.1 to our Form 10-Q filed November 7, 2012 and in the applicable 2013 NPA and 2019 NPA agreements filed as Exhibit 10.6 and Exhibit 10.7 to our Form 10-Q filed November 7, 2012. As of December 31, 2012 and pursuant to the definitions in the agreements, our Consolidated Tangible Net Worth was $753.1 million, which exceeded the minimum of $665.7 million, the Consolidated Interest Coverage Ratio was 9.52, which exceeded the minimum of 4.00 and the Consolidated Leverage Ratio was 2.39, which did not exceed the maximum of 3.25 for the Credit Agreement and the maximum of 3.50 for the 2013 NPA and 2019 NPA. The maximum Consolidated Leverage Ratio for the Credit Agreement and 2013 NPA and 2019 NPA decreases to 3.00 and 3.25, respectively, for the quarter ending December 31, 2013, and each quarter ending thereafter. During any Collateral Release Period, the maximum Consolidated Leverage Ratio decreases to 2.50.
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
As of December 31, 2012, we were in compliance with the covenants contained in our senior note agreements, Credit Agreement, and debt agreements related to our consolidated real estate entities. We are not aware of any non-compliance by any of our unconsolidated entities with the covenants contained in their debt agreements. Subsequent to December 31, 2012, one of our consolidated real estate entities was in default under a debt agreement as a result of its failure to make a timely payment. The affected loan is non-recourse to Granite and the default does not result in cross-defaults under other debt agreements under which Granite is the obligor; however, there is recourse to the real estate entity that incurred the debt. The real estate entity in default is currently in discussions with the lender to revise the terms of the defaulted debt agreement.
Share Purchase Program
In 2007, our Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion. As of December 31, 2012, $64.1 million was available for purchase. We did not purchase shares under the share purchase program in any of the periods presented.

Joint Ventures; Off-Balance-Sheet Arrangements
We participate in various construction joint venture partnerships in order to share expertise, risk and resources for certain highly complex projects. Generally, each construction joint venture is formed to accomplish a specific project and is jointly controlled by the joint venture partners. We select our joint venture partners based on our analysis of their construction and financial capabilities, expertise in the type of work to be performed and past working relationships, among other criteria. The joint venture agreements typically provide that our interests in any profits and assets, and our respective share in any losses and liabilities, that may result from the performance of the contract are limited to our stated percentage interest in the project.
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
At December 31, 2012, we had approximately $1.6 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts, of which $553.8 million represented our share and the remaining $1.1 billion represented our partners’ share. We are not able to estimate other amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.
Recently Issued Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU requires companies to disclose both gross and net information about financial instruments that have been offset on the consolidated balance sheet. This ASU will be effective commencing with our quarter ending March 31, 2013. We do not expect the adoption of this ASU to have an impact on our consolidated financial statements.
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
Marketable securities, consisting of U.S. government and agency obligations, commercial paper, corporate bonds and municipal bonds, are generally classified as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity.
We are exposed to financial market risks due largely to changes in interest rates, which we have managed primarily by managing the maturities in our investment portfolio. We do not have any material business transactions in foreign currencies.
We are exposed to various commodity price risks, including, but not limited to, diesel fuel, natural gas, propane, steel, cement and liquid asphalt arising from transactions that are entered into in the normal course of business. In order to manage or reduce commodity price risk, we monitor the costs of these commodities at the time of bid and price them into our contracts accordingly. Additionally, some of our contracts include commodity price escalation clauses which partially protect us from increasing prices. At times we enter into supply agreements or pre-purchase commodities to secure pricing and use financial contracts to further manage price risk. As of December 31, 2012 and 2011, we had no material financial contracts in place.
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
We had outstanding senior notes payable, which carry a fixed interest rate per annum, as follows (in millions):

December 31,	2012
Principal payments due in nine equal installments that began in 2005, 6.96%	$8.3
Principal payments due in five equal installments beginning in 2015, 6.11%	200.0
Total	$208.3
At December 31, 2012, there was $70.0 million in revolving loans outstanding under the Credit Agreement related to financing the Kenny acquisition, which is included in long-term debt on our consolidated balance sheet. These borrowings bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on certain financial ratios calculated quarterly. The applicable margin was 2.25% for loans bearing interest based on LIBOR and 1.25% for loans bearing interest at the base rate at December 31, 2012. Accordingly, the effective interest rate was between 2.56% and 4.50% at December 31, 2012.

The table below presents principal amounts due by year and related weighted average interest rates for our cash and cash equivalents, held-to-maturity investments and other significant debt obligations as of December 31, 2012 (dollars in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Assets
Cash, cash equivalents, held-to-maturity investments	$378,078	$10,000	$14,439	$15,903	$15,000	$—	$433,420
Weighted average interest rate	0.48%	0.27%	0.44%	0.70%	1.07%	—%	0.50%
Liabilities
Fixed rate debt
Senior notes payable	$8,333	$—	$40,000	$40,000	$40,000	$80,000	$208,333
Weighted average interest rate	6.96%	—%	6.11%	6.11%	6.11%	6.11%	6.00%
Variable rate debt
Credit Agreement loan	$—	$—	$—	$70,000	$—	$—	$70,000
Weighted average interest rate[1]	—%	—%	—%	2.56%	—%	—%	2.56%
1The weighted average interest rate was calculated using rates in effect as of December 31, 2012 and may differ from actual results.

The estimated fair value of our cash, cash equivalents and short-term held-to-maturity investments approximates the principal amounts reflected above based on the generally short maturities of these financial instruments. The estimated fair value of our long-term held-to-maturity investments approximates the principal amounts above due to the relatively minor difference between the effective yields of these investments and rates currently available on similar instruments. Rates currently available to us for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. Based on the fixed borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of the senior notes payable was approximately $243.1 million as of December 31, 2012 and $250.5 million as of December 31, 2011 and the fair value of the Credit Agreement loan was approximately $70.4 million as of December 31, 2012.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements of Granite, the supplementary data and the independent registered public accounting firm’s report are incorporated by reference from Part IV, Item 15(1) and (2):
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - At December 31, 2012 and 2011
Consolidated Statements of Operations - Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Shareholders’ Equity - Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows - Years Ended December 31, 2012, 2011 and 2010
Notes to the Consolidated Financial Statements
Quarterly Financial Data (unaudited)
Schedule II - Schedule of Valuation and Qualifying Accounts

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures: Our management carried out, as of December 31, 2012, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting: There were changes in our internal controls over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In particular, as was disclosed in our Quarterly Report on Form 10-Q for the three months ended September 30, 2012, we implemented new enterprise resource planning software during the first quarter of 2012. In the third and fourth quarters of 2012 we modified existing internal controls as part of the ongoing integration of such enterprise resource planning software.
Management’s Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2012.
We acquired Kenny Construction Company (“Kenny”) effective December 31, 2012. Kenny had total assets that were 15.5% of consolidated assets as of December 31, 2012, and we did not record any revenues for Kenny. As the acquisition occurred during the last twelve months, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Kenny. This exclusion is in accordance with the Securities Exchange Commission’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.
Independent Registered Public Accounting Firm Report: PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the Company’s internal control over financial reporting as of December 31, 2012. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, is included in “Item 15. Exhibits and Financial Statement Schedules” under the heading “Report of Independent Registered Public Accounting Firm.”
Item 9B. OTHER INFORMATION
Not Applicable.

PART III
Certain information required by Part III is omitted from this report. We will file our definitive proxy statement for our Annual Meeting of Shareholders to be held on June 6, 2013 (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference.
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

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
1. Financial Statements. The following consolidated financial statements and related documents are filed as part of this report:
2. Financial Statement Schedule. The following financial statement schedule of Granite for the years ended December 31, 2012, 2011 and 2010 is filed as part of this report and should be read in conjunction with the consolidated financial statements of Granite.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Granite Construction Incorporated:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Granite Construction Incorporated and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Kenny Construction Company from its assessment of internal control over financial reporting as of December 31, 2012 because it was acquired by the Company in a purchase business combination effective December 31, 2012. We have also excluded Kenny Construction Company from our audit of internal control over financial reporting. Kenny Construction Company is a wholly-owned subsidiary whose total assets represent 15.5% of consolidated assets as of December 31, 2012. There were no revenues recorded for Kenny Construction Company for the year ended December 31, 2012.

/s/PricewaterhouseCoopers LLP
San Francisco, California
March 1, 2013

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

December 31,	2012	2011
ASSETS
Current assets
Cash and cash equivalents ($105,865 and $75,122 related to consolidated construction joint ventures (“CCJV”))	$321,990	$256,990
Short-term marketable securities	56,088	70,408
Receivables, net ($43,902 and $30,332 related to CCJVs)	325,529	251,838
Costs and estimated earnings in excess of billings	34,116	37,703
Inventories	59,785	50,975
Real estate held for development and sale	50,223	67,037
Deferred income taxes	36,687	38,571
Equity in construction joint ventures	105,805	101,029
Other current assets	31,834	35,171
Total current assets	1,022,057	909,722
Property and equipment, net ($41,114 and $8,671 related to CCJVs)	481,478	447,140
Long-term marketable securities	55,342	79,250
Investments in affiliates	30,799	31,071
Goodwill	55,419	9,900
Other noncurrent assets	84,392	70,716
Total assets	$1,729,487	$1,547,799

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$8,353	$9,102
Current maturities of non-recourse debt	10,707	23,071
Accounts payable ($34,536 and $38,193 related to CCJVs)	202,541	158,660
Billings in excess of costs and estimated earnings ($72,490 and $22,251 related to CCJVs)	139,692	90,845
Accrued expenses and other current liabilities ($8,312 and $5,129 related to CCJVs)	169,979	166,790
Total current liabilities	531,272	448,468
Long-term debt	270,148	208,501
Long-term non-recourse debt	922	9,912
Other long-term liabilities	47,124	49,221
Deferred income taxes	8,163	4,034
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding 38,730,665 shares as of December 31, 2012 and 38,682,771 shares as of December 31, 2011	387	387
Additional paid-in capital	117,422	111,514
Retained earnings	712,144	687,296
Total Granite Construction Incorporated shareholders’ equity	829,953	799,197
Noncontrolling interests	41,905	28,466
Total equity	871,858	827,663
Total liabilities and equity	$1,729,487	$1,547,799
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

Years Ended December 31,	2012	2011	2010
Revenue
Construction	$984,106	$1,043,614	$943,245
Large project construction	863,217	725,043	584,406
Construction materials	230,642	220,583	222,058
Real estate	5,072	20,291	13,256
Total revenue	2,083,037	2,009,531	1,762,965
Cost of revenue
Construction	906,143	919,108	847,536
Large project construction	714,799	620,935	517,099
Construction materials	223,070	203,942	210,040
Real estate	4,266	17,583	10,506
Total cost of revenue	1,848,278	1,761,568	1,585,181
Gross profit	234,759	247,963	177,784
Selling, general and administrative expenses	185,099	162,302	191,593
Restructuring (gains) charges, net	(3,728)	2,181	109,279
Gain on sales of property and equipment	27,447	15,789	13,748
Operating income (loss)	80,835	99,269	(109,340)
Other income (expense)
Interest income	2,626	2,878	4,980
Interest expense	(10,603)	(10,362)	(9,740)
Equity in income of affiliates	1,988	2,193	756
Other income (expense), net	6,183	(4,545)	6,968
Total other income (expense)	194	(9,836)	2,964
Income (loss) before provision for (benefit from) income taxes	81,029	89,433	(106,376)
Provision for (benefit from) income taxes	21,109	23,348	(43,928)
Net income (loss)	59,920	66,085	(62,448)
Amount attributable to noncontrolling interests	(14,637)	(14,924)	3,465
Net income (loss) attributable to Granite Construction Incorporated	$45,283	$51,161	$(58,983)

Net income (loss) per share attributable to common shareholders (see Note 16)
Basic	$1.17	$1.32	$(1.56)
Diluted	$1.15	$1.31	$(1.56)
Weighted average shares of common stock
Basic	38,447	38,117	37,820
Diluted	39,076	38,473	37,820
Dividends per common share	$0.52	$0.52	$0.52
 The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Granite Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2009	38,635,021	$386	$94,633	$735,632	$830,651	$51,905	$882,556
Net loss	—	—	—	(58,983)	(58,983)	(3,465)	(62,448)
Restricted stock and stock issued for services, net of forfeitures	214,128	2	1,003	—	1,005	—	1,005
Amortized restricted stock	—	—	13,040	—	13,040	—	13,040
Purchase of common stock	(132,093)	(1)	(3,640)	—	(3,641)	—	(3,641)
Cash dividends on common stock	—	—	—	(20,165)	(20,165)	—	(20,165)
Net tax on stock-based compensation	—	—	(815)	—	(815)	—	(815)
Transactions with noncontrolling interests, net	—	—	—	—	—	(13,836)	(13,836)
Stock options exercised and other	28,486	—	11	(72)	(61)	—	(61)
Balances at December 31, 2010	38,745,542	387	104,232	656,412	761,031	34,604	795,635
Net income	—	—	—	51,161	51,161	14,924	66,085
Stock units vested	80,245	1	(1)	—	—	—	—
Amortized restricted stock	—	—	12,155	—	12,155	—	12,155
Purchase of common stock	(143,527)	(1)	(4,028)	—	(4,029)	—	(4,029)
Cash dividends on common stock	—	—	—	(20,107)	(20,107)	—	(20,107)
Net tax on stock-based compensation	—	—	(1,360)	—	(1,360)	—	(1,360)
Transactions with noncontrolling interests, net	—	—	—	—	—	(21,062)	(21,062)
Other	511	—	516	(170)	346	—	346
Balances at December 31, 2011	38,682,771	387	111,514	687,296	799,197	28,466	827,663
Net income	—	—	—	45,283	45,283	14,637	59,920
Stock units vested	191,285	2	(1)	—	1	—	1
Amortized restricted stock	—	—	11,475	—	11,475	—	11,475
Purchase of common stock	(161,080)	(2)	(4,852)	—	(4,854)	—	(4,854)
Cash dividends on common stock	—	—	—	(20,117)	(20,117)	—	(20,117)
Net tax on stock-based compensation	—	—	(1,573)	—	(1,573)	—	(1,573)
Noncontrolling interests from acquisition	—	—	—	—	—	14,788	14,788
Transactions with noncontrolling interests, net	—	—	—	—	—	(15,986)	(15,986)
Stock options exercised and other	17,689	—	859	(318)	541	—	541
Balances at December 31, 2012	38,730,665	$387	$117,422	$712,144	$829,953	$41,905	$871,858
 The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Years Ended December 31,	2012	2011	2010
Operating activities
Net income (loss)	$59,920	$66,085	$(62,448)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash restructuring, net	(3,093)	1,678	93,862
Other non-cash impairment charges	3,238	5,067	821
Depreciation, depletion and amortization	56,101	60,546	74,435
Gain on sales of property and equipment	(27,447)	(15,789)	(13,748)
Change in deferred income tax	6,013	8,566	(39,289)
Stock-based compensation	11,475	12,155	13,040
Changes in assets and liabilities, net of the effects of acquisition:
Receivables	9,415	(2,258)	39,070
Costs and estimated earnings in excess of billings, net	2,780	(56,524)	(35,756)
Inventories	(8,079)	43	(5,368)
Real estate held for development and sale	(479)	(3,704)	(14,743)
Equity in construction joint ventures	2,446	(26,313)	(8,230)
Other assets, net	9,377	(11)	6,352
Accounts payable	(9,472)	28,960	(1,871)
Accrued expenses and other current liabilities, net	(20,405)	13,844	(16,809)
Net cash provided by operating activities	91,790	92,345	29,318
Investing activities
Purchases of marketable securities	(124,596)	(155,122)	(121,626)
Maturities of marketable securities	90,100	110,875	74,000
Proceeds from sale of marketable securities	75,000	33,268	15,000
Purchase of company owned life insurance	(66)	(359)	(6,117)
Additions to property and equipment	(37,622)	(45,035)	(37,004)
Proceeds from sales of property and equipment	34,392	27,959	21,148
Purchase of private preferred stock	—	(50)	(6,400)
Acquisition of business, net of cash acquired	(79,640)	—	—
Other investing activities, net	(122)	736	564
Net cash used in investing activities	(42,554)	(27,728)	(60,435)
Financing activities
Proceeds from long-term debt	70,495	2,122	1,918
Long-term debt principal payments	(11,751)	(16,907)	(19,829)
Cash dividends paid	(20,117)	(20,117)	(20,150)
Purchase of common stock	(4,854)	(4,029)	(3,641)
Contributions from noncontrolling partners	107	519	7,321
Distributions to noncontrolling partners	(16,093)	(21,581)	(21,498)
Other financing activities, net	(2,023)	344	62
Net cash provided by (used in) financing activities	15,764	(59,649)	(55,817)
Increase (decrease) in cash and cash equivalents	65,000	4,968	(86,934)
Cash and cash equivalents at beginning of year	256,990	252,022	338,956
Cash and cash equivalents at end of year	$321,990	$256,990	$252,022
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(in thousands)

Years Ended December 31,	2012	2011	2010
Supplementary Information
Cash paid during the period for:
Interest	$11,484	$16,239	$15,715
Income taxes	24,616	24,783	3,861
Non-cash investing and financing activities:
Restricted stock/units issued, net of forfeitures	$14,175	$6,874	$9,192
Accrued cash dividends	5,035	5,028	5,038
Debt payments out of escrow from sale of assets	1,109	14,447	6,064
Debt extinguishment from joint venture interest assignment	18,612	—	—
Debt payment from refinance	1,150	—	—
Purchase price adjustment payable under acquisition	8,721	—	—
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Description of Business: Granite Construction Incorporated is a heavy civil contractor and a construction materials producer. We are engaged in the construction of roads, highways, mass transit facilities, airport infrastructure, bridges, trenchless and underground utilities, electrical utilities, tunnels, dams and canals. We are also diversified into real estate investment and development. We have offices in Alaska, Arizona, California, Colorado, Florida, Illinois, Nevada, New York, Pennsylvania, Texas, Utah and Washington. Unless otherwise indicated, the terms “we,” “us,” “our,” “Company” and “Granite” refer to Granite Construction Incorporated and its consolidated subsidiaries.
Principles of Consolidation: The consolidated financial statements include the accounts of Granite Construction Incorporated and its wholly owned and majority owned subsidiaries. All material inter-company transactions and accounts have been eliminated. We use the equity method of accounting for affiliated companies where we have the ability to exercise significant influence, but not control. Additionally, we participate in joint ventures with other construction companies and various real estate ventures. We have consolidated these ventures where we have determined that through our participation we have a variable interest and are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, and related standards. Effective January 1, 2010, we adopted the new consolidation requirements applicable to our construction and real estate joint ventures that are considered variable interest entities (“VIEs”) as defined by ASC Topic 810. The method we use to determine the primary beneficiary of a VIE is as follows:

•	determine the VIE’s primary beneficiary using a qualitative approach based on:
i)  the power to direct the activities that most significantly impact the economic performance of the VIE; and
ii)  the obligation to absorb losses or right to receive benefits of the VIE that could be significant.

•	ongoing evaluation of the VIE’s primary beneficiary; and

•	disclosures about a company’s involvement with the VIE including separate presentation on the consolidated balance sheets
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
The accuracy of our revenue and profit recognition in a given period depends on the accuracy of our estimates of the cost to complete each project. Cost estimates for all of our significant projects use a detailed “bottom up” approach and we believe our experience allows us to provide materially reliable estimates. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include:

•	the completeness and accuracy of the original bid;

•	costs associated with added scope changes;

•	costs of labor and/or materials;

•	extended overhead due to owner, weather and other delays;

•	subcontractor performance issues;

•	changes in productivity expectations;

•	site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable);

•	continuing changes from original design on design/build projects;

•	the availability and skill level of workers in the geographic location of the project; and

•	a change in the availability and proximity of equipment and materials.
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
Cash and Cash Equivalents: Cash equivalents are securities having remaining maturities of three months or less from the date of purchase. Included in cash and cash equivalents on our consolidated balance sheets as of December 31, 2012 and 2011, was $105.9 million and $75.1 million, respectively, related to our consolidated joint ventures. Our access to joint venture cash may be limited by the provisions of the venture agreements.
Costs and Estimated Earnings in Excess of Billings: Costs and estimated earnings in excess of billings represent unbilled amounts earned and reimbursable under contracts. These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. Generally, such unbilled amounts will be billed and collected over the next twelve months. Based on our historical experience, we generally consider the collection risk related to these amounts to be low. When events or conditions indicate that the amounts outstanding may become uncollectible, an allowance is estimated and recorded.
Marketable Securities: We determine the classification of our marketable securities at the time of purchase and re-evaluate these determinations at each balance sheet date. Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. Held-to-maturity investments are stated at amortized cost. Amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, and is included in interest income. Realized gains and losses are included in other income (expense), net. The cost of securities sold or called is based on the specific identification method.
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
Derivative Instruments: We are exposed to various commodity price risks, including, but not limited to, diesel fuel, natural gas, propane, steel, cement and liquid asphalt arising from transactions that are entered into in the normal course of business. At times we manage this risk through supply agreements or we pre-purchase commodities to secure pricing and use financial contracts to further manage price risk. All derivative instruments are recorded on the balance sheet at fair value.  We do not enter into derivative instruments for speculative or trading purposes.  As of December 31, 2012 and 2011, we had no significant financial contracts in place.
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
We utilize the active market approach to measure fair value for our financial assets and liabilities. We report separately each class of assets and liabilities measured at fair value on a recurring basis and include assets and liabilities that are disclosed but not recorded at fair value in the fair value hierarchy.

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
Our receivables are from customers concentrated in the United States and we have no receivables from foreign operations as of December 31, 2012. We perform ongoing credit evaluations of our customers and generally do not require collateral, although the law provides us the ability to file mechanics’ liens on real property improved for private customers in the event of non-payment by such customers. We maintain an allowance for doubtful accounts which has been within management’s expectations.
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
Costs related to the development of internal-use software during the preliminary project and post-implementation stages are expensed as incurred. Costs incurred during the application development stage are capitalized. These costs consist primarily of software, hardware and consulting fees, as well as salaries and related costs. Amounts capitalized are reported as a component of office furniture and equipment within property and equipment. Capitalized software costs are depreciated using the straight-line method over the estimated useful life of the related software, which range from 3 to 7 years. During the years ended December 31, 2012, 2011 and 2010, we capitalized approximately $10.9 million, $14.0 million and $7.7 million, respectively, of internal-use software development and related hardware costs.
Long-lived Assets: We review property and equipment and amortizable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to the future undiscounted cash flows the assets are expected to generate. If the assets are considered to be impaired, an impairment charge will be recognized equal to the amount by which the carrying value of the asset exceeds its fair value. For purposes of the property and equipment impairment review, we group assets at a regional level, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets.
Amortizable intangible assets include covenants not to compete, acquired backlog, permits, trade names and customer lists which are being amortized on a straight-line basis over terms from one to thirty years.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Real Estate Held for Development and Sale: Real estate held for development and sale is stated at cost, unless the carrying value is determined not to be recoverable, in which case it is written down to fair value. The carrying amount of each consolidated real estate development project is reviewed on a quarterly basis in accordance with ASC Topic 360, Property, Plant, and Equipment, and each real estate development project accounted for under the equity method of accounting is reviewed in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures. The review of each consolidated project includes an evaluation to determine if events or changes in circumstances indicate that a consolidated project’s carrying amount may not be recoverable. If events or changes in circumstances indicate that a consolidated project’s carrying amount may not be recoverable, the future undiscounted cash flows are estimated and compared to the project’s carrying amount. In the event that the project’s estimated future undiscounted cash flows or investment’s fair value are not sufficient to recover the carrying amounts, it is written down to its estimated fair value. The projects accounted for under the equity method are evaluated for impairment using the other-than-temporary impairment model, which requires an impairment charge to be recognized if our investment’s carrying amount exceeds its fair value, and the decline in fair value is deemed to be other than temporary.
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
Capitalized Interest: Interest, to the extent it is incurred in connection with the construction of certain self-constructed assets and real estate development projects, is capitalized and recorded as part of the asset to which it relates. Capitalized interest on self-constructed assets is amortized over their estimated useful lives and is expensed on real estate projects as they are sold.
Goodwill and Indefinite-Lived Intangible Assets: We perform impairment tests annually during the fourth quarter and more frequently when events and circumstances occur that indicate a possible impairment of goodwill and indefinite-lived intangible assets.
In performing step one of the goodwill impairment test, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using a discounted future cash flow method.  We then compare the resulting fair value to the net book value of the reporting unit, including goodwill. If the net book value of a reporting unit exceeds its fair value, we measure and record the amount of the impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. Our assessment of goodwill impairment during the fourth quarter of 2012 indicated that the fair value of each applicable reporting unit substantially exceeded its net book value and therefore goodwill was not impaired.
In determining whether there is an impairment of indefinite-lived intangible assets, we compare the fair value of the asset to the carrying value. We use internal discounted cash flow estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. If the carrying value exceeds the fair value, an impairment charge is recognized equal to the amount by which the carrying value of the asset exceeds its fair value. During 2012, 2011 and 2010, we did not recognize any significant impairment charges related to goodwill or indefinite-lived intangible assets.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Billings in Excess of Costs and Estimated Earnings: Billings in excess of costs and estimated earnings is comprised of cash collected from customers and billings to customers on contracts in advance of work performed and advance payments negotiated as a contract condition. Generally, unearned project-related costs will be earned over the next twelve months.
Reclamation Costs: We account for the costs related to legal obligations to reclaim aggregate mining sites and other facilities by recording our estimated reclamation liability when incurred, capitalizing the estimated liability as part of the related asset’s carrying amount and allocating it to expense over the asset’s useful life.
Warranties: Many of our construction contracts contain warranty provisions covering defects in equipment, materials, design or workmanship that generally run from six months to one year after our customer accepts the contract. Because of the nature of our projects, including contract owner inspections of the work both during construction and prior to acceptance, we have not experienced material warranty costs for these short-term warranties and therefore do not believe an accrual for these costs is necessary. Certain construction contracts carry longer warranty periods, ranging from two to ten years, for which we have accrued an estimate of warranty cost. The warranty cost is estimated based on our experience with the type of work and any known risks relative to the project and was not material during the years ended December 31, 2012, 2011 and 2010.
Accrued Insurance Costs: We carry insurance policies to cover various risks, primarily general liability, automobile liability and workers compensation, under which we are liable to reimburse the insurance company for a portion of each claim paid. The amounts for which we are liable for general liability and workers compensation generally range from the first $0.5 million to $1.0 million per occurrence. We accrue for the estimated ultimate liability for incurred losses, both reported and unreported, using actuarial methods based on historic trends modified, if necessary, by recent events. Changes in our loss assumptions caused by changes in actual experience would affect our assessment of the ultimate liability and could have an effect on our operating results and financial position up to $1.0 million per occurrence.
Stock-Based Compensation: We measure and recognize compensation expense for all stock-based payment awards made. Stock-based compensation is included in selling, general and administrative expenses on our consolidated statements of operations.
Restructuring Charges: Pursuant to an approved plan, we record severance costs when an employee has been notified, unless the employee provides future service, in which case severance costs are expensed ratably over the future service period. Other restructuring costs are recognized when the liability is incurred. Costs associated with terminating a lease contract are recorded at the contract termination date, in accordance with contract terms, or on the cease-use date, net of estimated sublease income, if applicable. In determining the amount related to termination of a lease, various assumptions are used including the time period over which facilities will be vacant, expected sublease term and sublease rates. These assumptions may be adjusted upon the occurrence of future events. Asset impairment analyses resulting from restructuring events are performed in accordance with ASC subtopic 360-10, Property, Plant and Equipment. See above for our accounting policies on Property and Equipment, Long-lived Assets and Real Estate Held for Development and Sale. During the year ended December 31, 2012, we recorded a net gain on restructuring of $3.7 million and during the years ended December 31, 2011 and 2010, we recorded restructuring charges of $2.2 million and $109.3 million, respectively (see Note 11).
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recently Issued Accounting Pronouncements:
In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU requires companies to disclose both gross and net information about financial instruments that have been offset on the consolidated balance sheet. This ASU will be effective commencing with our quarter ending March 31, 2013. We do not expect the adoption of this ASU to have an impact on our consolidated financial statements.
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

2. Revisions in Estimates
Our profit recognition related to construction contracts is based on estimates of costs to complete each project. These estimates can vary in the normal course of business as projects progress and uncertainties are resolved. We do not recognize revenue on contract change orders or claims until we have a signed agreement; however, we do recognize costs as incurred and revisions to estimated total costs as soon as the obligation to perform is determined. Approved change orders and claims, as well as changes in related estimates of costs to complete, are considered revisions in estimates. We use the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. Under this option, revisions in estimates are accounted for in their entirety in the period of change. As of December 31, 2012, we had no revisions in estimates that are reasonably certain to impact future periods.
Construction
The net changes in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit were a net decrease of $18.1 million and net increases of $6.2 million and $3.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The projects are summarized as follows (dollars in millions):
Increases

Years Ended December 31,	2012	2011	2010
Number of projects with upward estimate changes	6	7	6
Range of increase in gross profit from each project, net	$1.0 - 1.7	$1.0 - 3.5	$1.0 - 4.2
Increase on project profitability	$8.1	$13.6	$12.6
The increases during the year ended December 31, 2012 were due to lower than anticipated costs and settlement of outstanding issues with contract owners. The increases during the years ended December 31, 2011 and 2010 were due to the settlement of outstanding cost issues, owner directed scope changes and resolution of project uncertainties.
Decreases

Years Ended December 31,	2012	2011	2010
Number of projects with downward estimate changes	9	4	5
Range of reduction in gross profit from each project, net	$1.0 - 6.6	$1.4 - 2.6	$1.1 - 2.5
Decrease on project profitability	$26.2	$7.4	$8.7
The decreases during the year ended December 31, 2012 were due to lower productivity than originally anticipated. Five of the projects that had downward estimate changes were complete or substantially complete at December 31, 2012. The other four projects were between 60.9% and 81.2% complete and when aggregated constituted 5.8% of Construction contract backlog as of December 31, 2012. The 2011 decreases were due to lower productivity than anticipated and unanticipated rework costs and the 2010 decreases were due to lower productivity than originally anticipated, disputed materials performance issues and rework costs to meet contract specifications.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Large Project Construction
The net changes in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit were net increases of $64.6 million, $8.9 million and $6.0 million, including amounts attributable to noncontrolling interests of $3.1 million, $2.8 million and $2.6 million, for the years ended December 31, 2012, 2011 and 2010, respectively. The projects are summarized as follows (dollars in millions):
Increases

Years Ended December 31,	2012	2011	2010
Number of projects with upward estimate changes	10	9	6
Range of increase in gross profit from each project, net	$1.1 - 24.5	$1.1 - 6.9	$1.1 - 4.8
Increase on project profitability	$92.0	$28.3	$18.0
The following table presents additional information about four of the projects with significant upward changes in 2012 (dollars in millions):

Years Ended December 31,	Number of Projects	Total Contract Value	2012 Gross Profit Increase Impact	Backlog at December 31, 2012	Percent of Total Large Project Construction Backlog at December 31, 2012
Projects less than 90% complete	2	$721.3	38.5	199.6	18.5%
Projects greater than 90% complete	2	432.0	39.7	24.6	2.3%
Total for projects with significant upward changes	4	$1,153.3	78.2	224.2	20.8%
The increases during the year ended December 31, 2012 were due to owner directed scope changes and lower than anticipated construction costs. The increases during the year ended December 31, 2011 were due to the settlement of outstanding issues with a contract owner, owner directed scope changes, lower than anticipated construction costs and the resolution of a project claim. The increases during the year ended December 31, 2010 were due to settlement of design issues with a subcontractor, resolution of project uncertainties and improved productivity.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Decreases

Years Ended December 31,	2012	2011	2010
Number of projects with downward estimate changes	1	5	2
Range of reduction in gross profit from each project, net	$27.4	$1.2 - 5.1	$1.8 - 10.2
Decrease on project profitability	$27.4	$19.4	$12.0
The downward estimate changes during the year ended December 31, 2012 were primarily related to significant increased costs on a highway development project in Washington State that has been impacted by lost productivity due to design issues, schedule delays, necessary job re-sequencing and costs related to scope growth. Additional compensation is being sought from the responsible parties for these additional costs, but the amount, source and timing of any future compensation is undetermined. The decreases during the year ended December 31, 2011 were due to increased costs to resolve project uncertainties, additional costs for design work and lower productivity than anticipated. The decreases during the year ended December 31, 2010 were due to resolutions of project uncertainties and site conditions different than anticipated.

3. Marketable Securities
All marketable securities were classified as held-to-maturity for the dates presented and the carrying amounts of held-to-maturity securities were as follows (in thousands):

December 31,	2012	2011
U.S. Government and agency obligations	$7,375	$40,240
Commercial paper	34,966	24,980
Municipal bonds	8,738	2,057
Corporate bonds	5,009	3,131
Total short-term marketable securities	56,088	70,408
U.S. Government and agency obligations	55,342	65,109
Municipal bonds	—	8,909
Corporate bonds	—	5,232
Total long-term marketable securities	55,342	79,250
Total marketable securities	$111,430	$149,658
Scheduled maturities of held-to-maturity investments were as follows (in thousands):

December 31, 2012
Due within one year	$56,088
Due in one to five years	55,342
Total	$111,430

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Fair Value Measurement
Effective in 2012, we adopted a new accounting standard that expands the disclosure of our assets and liabilities disclosed, but not recorded at fair value. As of December 31, 2012 and 2011, these assets and liabilities were our held-to-maturity marketable securities and senior notes payable. The following tables summarize each class of assets and liabilities measured at fair value on a recurring basis as well as assets and liabilities that are disclosed but not recorded at fair value (in thousands):

	Fair Value Measurement at Reporting Date Using
December 31, 2012	Level 1[1]	Level 2[2]	Level 3[3]	Total
Cash equivalents
Money market funds	$201,542	$—	$—	$201,542
Held-to-maturity commercial paper	5,000	—	—	5,000
Marketable securities
Held-to-maturity marketable securities	$111,525	$—	$—	$111,525
Total assets	$318,067	$—	$—	$318,067

Long-Term Debt (including current maturities)
Senior notes payable	$—	$—	$243,118	$243,118
Credit Agreement loan	—	—	70,444	70,444
Total liabilities	$—	$—	$313,562	$313,562

December 31, 2011
Cash equivalents
Money market funds	$178,174	$—	$—	$178,174
Held-to-maturity commercial paper	4,999	—	—	4,999
Marketable securities
Held-to-maturity marketable securities	149,979	—	—	149,979
Total assets	$333,152	$—	$—	$333,152

Long-Term Debt (including current maturities)
Senior notes payable	$—	$—	$250,541	$250,541
Total liabilities	$—	$—	$250,541	$250,541
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of cash equivalents to consolidated cash and cash equivalents is as follows (in thousands):

December 31,	2012	2011
Cash equivalents	$206,542	$183,173
Cash	115,448	73,817
Total cash and cash equivalents	$321,990	$256,990
The carrying values of receivables, other current assets, and accrued expenses and other current liabilities approximate their fair values because of the short-term nature of these instruments. In addition, the fair value measured using Level 3 inputs of non-recourse debt approximates its carrying value due to its relative short-term nature and competitive interest rates. The fair values of the senior notes payable and Credit Agreement loan were based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk. The carrying amount of senior notes payable, including current maturities, was $208.3 million and $216.7 million as of December 31, 2012 and 2011, respectively. The carrying amount of our Credit Agreement loan was $70.0 million as of December 31, 2012. See Note 3 for the carrying amount and reporting class of held-to-maturity marketable securities as of December 31, 2012 and 2011.

We measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis. As of December 31, 2012, the nonfinancial assets and liabilities included our asset retirement obligations and our cost method investment in the preferred stock of a corporation that designs and manufactures power generation equipment. Fair value for these assets and liabilities was measured using Level 3 inputs, which are unobservable inputs supported by little or no market activity and are significant to the fair value of the assets. Asset retirement obligations were initially measured based on Level 3 fair value inputs using internal discount flow calculations based upon our estimates of future retirement costs - see Note 8 for details of the asset retirement balances. Fair value of the cost method investment was estimated based on Level 3 inputs using the expected future cash flows attributable to the asset and on other assumptions that market participants would use in determining fair value, such as liquidation preferences, market discount rates, transaction prices for other comparable assets, and other market data. During the year ended December 31, 2012, the fair value adjustments were $2.8 million related to our asset retirement obligations and a $2.8 million non-cash impairment charge to write-off our cost method investment.

5. Receivables (in thousands)

December 31,	2012	2011
Construction contracts:
Completed and in progress	$195,244	$122,987
Retentions	93,800	77,038
Total construction contracts	289,044	200,025
Construction material sales	26,918	30,356
Other	12,316	24,337
Total gross receivables	328,278	254,718
Less: allowance for doubtful accounts	2,749	2,880
Total net receivables	$325,529	$251,838
Receivables include amounts billed and billable for public and private contracts and do not bear interest. The balances billed but not paid by customers pursuant to retainage provisions in construction contracts generally become due upon completion and acceptance of the contract by the owners. Retainage amounts of $93.8 million at December 31, 2012 are expected to be collected as follows: $71.0 million in 2013, $15.5 million in 2014 and $7.3 million in 2015. Included in other receivables at December 31, 2012 and December 31, 2011 were items such as notes receivable, interest receivable, fuel tax refunds and income tax refunds.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue earned by Construction and Large Project Construction from federal, state and local government agencies was approximately $1.7 billion (80.6% of our total revenue) in 2012, $1.7 billion (83.8% of our total revenue) in 2011 and $1.5 billion (83.3% of our total revenue) in 2010. During the years ended December 31, 2012 and 2011, our largest volume customer was the California Department of Transportation (“Caltrans”). Revenue from Caltrans represented $272.9 million (13.1% of our total revenue) in 2012, $264.9 million (13.2% of our total revenue) in 2011 and $175.0 million (9.9% of our total revenue) in 2010. Revenue from the Maryland State Highway Administration represented $181.0 million (10.3% of our total revenue) in 2010. At December 31, 2012 and 2011, no customer had a receivable balance in excess of 10% of our total net receivables.
Financing receivables consisted of long-term notes receivable and retentions receivable. As of December 31, 2012 and 2011, long-term notes receivable outstanding were $2.0 million . The balance primarily related to loans made to employees and was included in other noncurrent assets on our consolidated balance sheets.
We segregate our retention receivables into two categories: escrow and non-escrow and the balances in each category were as follows (in thousands):

December 31,	2012	2011
Escrow	$41,494	$43,378
Non-escrow	52,306	33,660
Total retention receivables	$93,800	$77,038
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the amount of our non-escrow retention receivables within each category (in thousands):

December 31,	2012	2011
Federal	$3,234	$2,811
State	2,971	5,453
Local	31,559	14,708
Private	14,542	10,688
Total	$52,306	$33,660
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

December 31, 2012	Current	0 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$3,116	$72	$46	$3,234
State	2,148	502	321	2,971
Local	25,743	1,082	4,734	31,559
Private	13,310	716	516	14,542
Total	$44,317	$2,372	$5,617	$52,306

December 31, 2011
Federal	$2,462	$326	$23	$2,811
State	2,751	860	1,842	5,453
Local	12,313	1,326	1,069	14,708
Private	9,599	765	324	10,688
Total	$27,125	$3,277	$3,258	$33,660
Federal, state and local agencies generally require several approvals to release payments, and these approvals often take over 90 days past contractual due dates to obtain. Amounts past due from government agencies primarily result from delays caused by paperwork processing and obtaining proper agency approvals rather than lack of funds. As of December 31, 2012 and 2011 our allowance for doubtful accounts contained no material provision related to non-escrow retention receivables as we determined there were no significant collectibility issues.

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
At December 31, 2012, there was approximately $1.6 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts, of which $553.8 million represented our share and the remaining $1.1 billion represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.
Construction Joint Ventures
Generally, each construction joint venture is formed to complete a specific contract and is jointly controlled by the joint venture partners. The joint venture agreements typically provide that our interests in any profits and assets, and our respective share in any losses and liabilities resulting from the performance of the contract, are limited to our stated percentage interest in the project. We have no significant commitments beyond completion of the contracts. Under our contractual arrangements, we provide capital to these joint ventures in return for an ownership interest. In addition, partners dedicate resources to the ventures necessary to complete the contracts and are reimbursed for their cost. The operational risks of each construction joint venture are passed along to the joint venture partners. As we absorb our share of these risks, our investment in each venture is exposed to potential losses.
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
Based on our initial primary beneficiary analysis, we determined that decision making responsibility is shared between the venture partners for one construction joint venture. Therefore, this joint venture did not have an identifiable primary beneficiary partner and we continue to report the pro rata results. All other joint ventures were assigned one primary beneficiary partner. Based on our primary beneficiary assessment during the year ended December 31, 2012, we determined no change was required to the accounting for existing construction joint ventures.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Construction Joint Ventures
The carrying amounts and classification of assets and liabilities of construction joint ventures we are required to consolidate are included in our consolidated financial statements as follows (in thousands):

December 31,	2012	2011
Cash and cash equivalents[1]	$105,865	$75,122
Other current assets	47,910	33,750
Total current assets	153,775	108,872
Noncurrent assets	42,814	8,671
Total assets[2]	$196,589	$117,543

Accounts payable	$34,536	$38,193
Billings in excess of costs and estimated earnings[1]	72,490	22,251
Accrued expenses and other current liabilities	8,312	5,129
Total current liabilities	115,338	65,573
Noncurrent liabilities	—	4
Total liabilities[2]	$115,338	$65,577
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

At December 31, 2012, we were engaged in four active consolidated construction joint venture projects with total contract values of between $5.8 million and $334.7 million. Our proportionate share of the equity in these joint ventures was between 45.0% and 65.0%. During the years ended December 31, 2012, 2011 and 2010, total revenue of the consolidated construction joint ventures that was included in our consolidated statement of operations was $222.3 million, $233.0 million and $225.7 million, respectively. Total cash provided by consolidated construction joint venture operations that was included in our consolidated statement of cash flows was $25.2 million and $21.6 million during the years ended December 31, 2012 and 2011, respectively, and total cash used by construction joint venture operations was $0.3 million for the year ended December 31, 2010.
Unconsolidated Construction Joint Ventures
We account for our share of construction joint ventures that we are not required to consolidate on a pro rata basis in the consolidated statements of operations and as a single line item on the consolidated balance sheets. As of December 31, 2012, these unconsolidated joint ventures were engaged in ten active construction projects with total contract values ranging from $59.4 million to $1.2 billion. Our proportionate share of the equity in these unconsolidated joint ventures ranged from 20.0% to 50.0%. As of December 31, 2012, we had $0.3 million to $156.0 million of revenue remaining to be recognized on these unconsolidated joint ventures.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Following is summary financial information related to unconsolidated construction joint ventures (in thousands):

December 31,	2012	2011
Assets:
Cash and cash equivalents[1]	$244,686	$338,681
Other assets	301,412	264,901
Less partners’ interest	342,545	364,979
Granite’s interest	203,553	238,603
Liabilities:
Accounts payable	114,039	85,075
Billings in excess of costs and estimated earnings[1]	161,268	280,650
Other liabilities	6,106	8,595
Less partners’ interest	183,432	236,746
Granite’s interest	97,981	137,574
Equity in construction joint ventures[2]	$105,572	$101,029
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
2As of December 31, 2012, this balance included $0.2 million of deficit in construction joint ventures that is included in accrued expenses and other current liabilities on the consolidated balance sheet.

Years Ended December 31,	2012	2011	2010
Revenue:
Total	$1,042,209	$938,867	$604,209
Less partners’ interest[1]	665,782	623,090	414,905
Granite’s interest	376,427	315,777	189,304
Cost of revenue:
Total	785,079	765,446	550,170
Less partners’ interest[1]	511,840	519,340	372,774
Granite’s interest	273,239	246,106	177,396
Granite’s interest in gross profit	$103,188	$69,671	$11,908
 1Partners’ interest represents amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies.

Line Item Joint Ventures
The revenue for each line item joint venture partner’s discrete items of work is defined in the contract with the project owner and each venture partner bears the profitability risk associated with its own work. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We account for our portion of these contracts as project revenues and costs in our accounting system and include receivables and payables associated with our work in our consolidated financial statements. As of December 31, 2012, we had five active line item joint venture construction projects with total contract values ranging from $42.0 million to $133.4 million of which our portions ranged from $21.9 million to $58.0 million. As of December 31, 2012, our share of revenue remaining to be recognized on these line item joint ventures ranged from $1.4 million to $27.6 million.

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
Substantially all the assets of these real estate entities in which we are participants through our GLC subsidiary are classified as real estate held for development and sale. All outstanding debt of these entities is non-recourse to Granite. However, there is recourse to our real estate affiliates that incurred the debt. Our real estate affiliates include limited partnerships or limited liability companies of which we are a limited partner or member. In the fourth quarter of 2010, we publicly announced our work in progress on our Enterprise Improvement Plan which includes business plans to orderly divest of our real estate investment business by the end of 2013, subject to market conditions and our ability to negotiate sales of certain assets at prices acceptable to us. In 2011, development activities were curtailed for the majority of our real estate development projects as divestiture efforts increased. During 2012, we recorded amounts associated with the sale or other disposition of one project in California, one project in Oregon, and one project in Washington. These dispositions did not have a significant impact on our consolidated statements of operations.
GLC receives authorization to provide additional financial support for certain of its real estate entities in increments to address changes in business plans.  During the year ended December 31, 2012, no authorization was provided and GLC did not increase its financial support to consolidated real estate entities. During the year ended December 31, 2011, GLC was authorized to increase its financial support to consolidated real estate entities by $12.0 million on three separate projects. During 2012, we sold or otherwise disposed of the projects associated with the previously authorized financial support; therefore, there will be no additional contributions related to the total authorized investment.
We have determined that certain of the real estate joint ventures are VIEs as defined by ASC Topic 810, Consolidation, and related standards. To ascertain if we are required to consolidate the VIE, we continually evaluate whether we are the VIE’s primary beneficiary. The factors we consider in determining whether we are a VIE’s primary beneficiary include the decision authority of each partner, which partner manages the day-to-day operations of the project and the amount of our equity investment in relation to that of our partners. Based on our ongoing primary beneficiary assessments, there were no changes to our determinations of whether we are the VIE’s primary beneficiary for existing real estate entities during the years ended December 31, 2012 and 2011.
To determine if impairment charges should be recognized, the carrying amount of each consolidated real estate development project is reviewed on a quarterly basis in accordance with ASC Topic 360, Property, Plant, and Equipment, and each real estate development project accounted for under the equity method of accounting is reviewed in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures. The review of each project includes an evaluation of entitlement status, market conditions, existing offers to purchase, cost of construction, debt load, development schedule, status of joint venture partners and other factors specific to each project to determine if events or changes in circumstances indicate that a project’s carrying amount may not be recoverable. If events or changes in circumstances indicate that a consolidated project’s carrying amount may not be recoverable, the future undiscounted cash flows are estimated and compared to the project’s carrying amount. In the event that the project’s estimated future undiscounted cash flows or investment’s fair value are not sufficient to recover the carrying amounts, it is written down to its estimated fair value. The projects accounted for under the equity method are evaluated for impairment using the other-than-temporary impairment model, which requires an impairment charge to be recognized if the project’s carrying amount exceeds its fair value, and the decline in fair value is deemed to be other than temporary. In the event that the estimated undiscounted future cash flows or fair value is not sufficient to recover the carrying amount of a project, it is written down to its estimated fair value.
Based on our quarterly evaluations of each project’s business plan and our review of each project, we recorded no significant impairment charges to our real estate development projects or investments during the years ended December 31, 2012 and 2011. During the year ended December 31, 2010, we recorded impairment charges of $86.3 million, of which approximately $20.0 million was attributable to noncontrolling interests, on approximately one-third of our real estate investments related to the Enterprise Improvement Plan. Additionally, an evaluation of entitlement status, market conditions, existing offers to purchase, cost of construction, debt load, development schedule, status of joint venture partners and other factors specific to the remainder of our real estate projects, resulted in no significant impairment charges during the year ended December 31, 2010.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Real Estate Entities
The carrying amounts and classification of assets and liabilities of real estate entities we are required to consolidate are included in our consolidated balance sheets as follows (in thousands):

December 31,	2012	2011
Real estate held for development and sale	$50,223	$67,037
Other current assets	1,591	4,715
Total assets	$51,814	$71,752

Current maturities of non-recourse debt	$10,707	$22,571
Other current liabilities	386	1,794
Total current liabilities	11,093	24,365
Long-term non-recourse debt	922	9,912
Other noncurrent liabilities	—	74
Total liabilities	$12,015	$34,351

Substantially all of the consolidated real estate entities’ real estate held for development and sale are pledged as collateral for the debt of the real estate entities. All outstanding debt of the real estate entities is recourse only to the real estate affiliate that incurred the debt (i.e., the limited partnership or limited liability company of which we are a limited partner or member). Our proportionate share of the profits and losses of these entities depends on the ultimate operating results of the entities.
Included in current assets on our consolidated balance sheets is real estate held for development and sale. The breakdown by type and location of our real estate held for development and sale is summarized below (dollars in thousands):

December 31,	2012		2011
	Amount	Number of Projects	Amount	Number of Projects
Residential	$40,732	2	$54,610	4
Commercial	9,491	4	12,427	5
Total	$50,223	6	$67,037	9

Washington	$40,327	1	$47,600	2
California	2,663	4	4,006	5
Texas	7,233	1	8,859	1
Oregon	—	—	6,572	1
Total	$50,223	6	$67,037	9

Investments in Affiliates
We account for our share of unconsolidated real estate entities in which we have determined we are not the primary beneficiary in other (expense) income in the consolidated statements of operations and as a single line item on our consolidated balance sheets as investments in affiliates. At December 31, 2012, these entities were engaged in real estate development projects with total assets ranging from approximately $2.6 million to $49.0 million. Our proportionate share of the profits and losses of these entities depends on the ultimate operating results of the entities.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Additionally, we have investments in non-real estate affiliates that are accounted for using the equity method. The most significant of these investments is a 50% interest in a limited liability company which owns and operates an asphalt terminal in Nevada. During the year ended December 31, 2012, it was determined that the carrying amount of our cost method investment in a power generation equipment manufacturer exceeded its fair value, which required us to recognize a non-cash impairment charge of $2.8 million.
Our investments in affiliates balance consists of the following (in thousands):

December 31,	2012	2011
Equity method investments in real estate affiliates	$19,775	$16,478
Equity method investments in other affiliates	11,024	11,841
Total equity method investments	30,799	28,319
Cost method investments	—	2,752
Total investments in affiliates	$30,799	$31,071

The breakdown by type and location of our interests in unconsolidated real estate ventures is summarized below (dollars in thousands):

December 31,	2012		2011
	Amount	Number of Projects	Amount	Number of Projects
Residential	$13,813	2	$11,903	2
Commercial	5,962	3	4,575	3
Total	$19,775	5	$16,478	5

Texas	$19,775	5	$16,478	5
Total	$19,775	5	$16,478	5

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a 100% combined basis (in thousands):

December 31,	2012	2011
Current assets	$85,354	$82,791
Long-term assets	80,758	74,980
Total assets	166,112	157,771
Current liabilities	8,262	9,321
Long-term liabilities	65,744	65,939
Total liabilities	74,006	75,260
Net assets	$92,106	$82,511
Granite’s share of net assets	$30,799	$28,319

The following table provides summarized statement of operations information for our affiliates accounted for under the equity method on a 100% combined basis (in thousands):

Years Ended December 31,	2012	2011	2010
Revenue	$52,342	$48,983	$36,249
Gross profit	13,254	10,654	9,239
Income (loss) before taxes	1,318	(399)	(5,026)
Net income (loss)	1,318	(399)	(5,026)
Granite’s interest in affiliates’ net income	$1,988	$2,193	$756

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Property and Equipment, Net (in thousands)

December 31,	2012	2011
Land and land improvements	$125,961	$124,216
Quarry property	180,567	175,612
Buildings and leasehold improvements	83,245	81,272
Equipment and vehicles	758,782	733,158
Office furniture and equipment	67,743	55,570
Property and equipment	1,216,298	1,169,828
Less: accumulated depreciation and depletion	734,820	722,688
Property and equipment, net	$481,478	$447,140

Depreciation and depletion expense included in our consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 was $51.8 million, $56.0 million and $64.9 million, respectively. We capitalized interest costs of $2.3 million, $7.4 million and $8.1 million in 2012, 2011 and 2010, respectively, related to certain self-constructed assets, of which $2.1 million, $6.3 million and $7.8 million, respectively, were included in real estate held for development and sale and $0.2 million, $1.1 million and $0.3 million, respectively, were included in property and equipment on our consolidated balance sheets.
In the fourth quarter of 2012, we recorded an $18.0 million gain on sale of property and equipment from the sale of an underutilized quarry in the fourth quarter of 2012. This sale was related to our process of continually optimizing our assets separate from the Enterprise Improvement Plan.
We have recorded liabilities associated with our legally required obligations to reclaim owned and leased quarry property and related facilities. As of December 31, 2012 and 2011, approximately $6.6 million and $3.9 million, respectively, of our asset retirement obligations are included in accrued expenses and other current liabilities and approximately $20.0 million and $19.3 million, respectively, are included in other long-term liabilities on our consolidated balance sheets.
The following is a reconciliation of these asset retirement obligations (in thousands):

December 31,	2012	2011
Beginning balance	$23,208	$22,900
Revisions to estimates	2,810	(943)
Liabilities incurred	154	471
Liabilities settled	(885)	(496)
Accretion	1,289	1,276
Ending balance	$26,576	$23,208

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Intangible Assets
Except for goodwill, which is separately presented, the balances of the following intangible assets are included in other noncurrent assets on our consolidated balance sheets (in thousands):
Indefinite-lived Intangible Assets:

December 31,	2012	2011
Goodwill	$55,419	$9,900
Use rights and other	393	393
Total unamortized intangible assets	$55,812	$10,293

The following table presents the goodwill balance by reporting segment (in thousands):

December 31,	2012	2011
Construction	$29,190	$6,937
Large Project Construction	24,115	850
Construction Materials	2,114	2,113
Total goodwill	$55,419	$9,900

Amortized Intangible Assets:

		Accumulated
December 31, 2012	Gross Value	Amortization	Net Value
Permits	$29,713	$(10,869)	$18,844
Customer lists	4,698	(2,170)	2,528
Covenants not to compete	1,588	(1,546)	42
Acquired backlog	8,400	—	8,400
Trade name	4,100	—	4,100
Other	871	(734)	137
Total amortized intangible assets	$49,370	$(15,319)	$34,051

December 31, 2011
Permits	$29,713	$(7,573)	$22,140
Customer lists	2,198	(1,942)	256
Covenants not to compete	1,588	(1,476)	112
Other	871	(583)	288
Total amortized intangible assets	$34,370	$(11,574)	$22,796
The increases to goodwill, customer lists, acquired backlog and trade name are due to the acquisition of Kenny Construction Company (“Kenny”) - see Note 21.
Amortization expense related to amortized intangible assets for the years ended December 31, 2012, 2011 and 2010 was approximately $3.7 million, $2.0 million and $2.4 million, respectively. Based on the amortized intangible assets balance at December 31, 2012, amortization expense expected to be recorded in the future is as follows: $9.4 million in 2013; $2.6 million in 2014; $2.2 million in 2015; $1.8 million in 2016; $1.8 million in 2017; and $16.3 million thereafter.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Accrued Expenses and Other Current Liabilities (in thousands):

December 31,	2012	2011
Payroll and related employee benefits	$42,364	$36,447
Accrued insurance	39,868	43,014
Performance guarantees	30,727	37,255
Loss job reserves	11,605	12,429
Other	45,415	37,645
Total	$169,979	$166,790
Performance guarantees relate to our construction joint venture partnerships in which we have contract provisions for joint and several liability related to the performance of the joint ventures. Under these arrangements, we would be required to perform in the event our partners are not able to complete their portion of the construction contract. See Note 18 for further information.
11. Restructuring
The following table presents the components of restructuring (gains) charges, net during the respective periods (in thousands):

Years ended December 31,	2012	2011	2010
(Gains) impairment associated with our real estate investments, net	$(3,093)	$1,452	$86,341
Severance costs	—	471	12,635
Impairment charges on assets held-for-sale or abandoned	—	226	7,521
Lease termination (gains) costs, net of estimated sublease income	(635)	32	2,782
Total	$(3,728)	$2,181	$109,279
In October 2010, we announced our Enterprise Improvement Plan that included continued actions to reduce our cost structure, enhance operating efficiencies and strengthen our business to achieve long-term profitable growth. As a result of the Enterprise Improvement Plan, we incurred restructuring charges and gains during the fourth quarter of 2010 and throughout 2011 and 2012.
The 2010 charges were primarily related to impairment charges on certain real estate investments of our Real Estate segment associated with new business plans to orderly divest our real estate investment business, subject to market conditions and our ability to negotiate sales of certain assets at prices acceptable to us. The portion of the impairment charges associated with our real estate business attributable to noncontrolling interests was approximately $20.0 million for the year end December 31, 2010 and was insignificant during 2011 and 2012. Restructuring charges during 2010 were also related to planned reductions in salaried positions that affected approximately 17% of our salaried workforce.
In 2011, development activities were curtailed for the majority of our real estate development projects as divestiture efforts increased. During 2011, we recorded amounts associated with the sale or other disposition of three separate projects located in California. During 2012, we recorded amounts associated with the sale or other disposition of one project in California, one project in Oregon, and one project in Washington. These dispositions did not have a significant impact on our consolidated results of operations.
Restructuring liabilities were $1.5 million and $2.4 million as of December 31, 2012 and 2011, respectively. The change in the restructuring liabilities balance since December 31, 2011 was primarily due to a revision in the estimated sublease income.
During 2013, we may record up to $8.0 million of restructuring charges, primarily related to previously planned additional consolidation efforts and assets to be held-for-sale as part of our Enterprise Improvement Plan. The ultimate amount and timing of future restructuring charges is subject to market conditions and our ability to negotiate sales of certain assets at prices acceptable to us.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Long-Term Debt and Credit Arrangements (in thousands)

December 31,	2012	2011
Senior notes payable	$208,333	$216,666
Credit Agreement loan	70,000	—
Mortgages payable	11,629	32,670
Other notes payable	168	1,250
Total debt	290,130	250,586
Less current maturities	19,060	32,173
Total long-term debt	$271,070	$218,413
The aggregate minimum principal maturities of long-term debt for each of the five years following December 31, 2012 are as follows: 2013 - $$19.1 million; 2014 - $0.9 million; 2015 - $40.0 million; 2016 - $110.0 million; 2017 - $40.0 million; and $80.1 million thereafter.
Senior Notes Payable
As of December 31, 2012, senior notes payable in the amount of $8.3 million were due to a group of institutional holders in 2013 and bear interest at 6.96% per annum (“2013 Notes”). In addition, senior notes payable in the amount of $200.0 million were due to a second group of institutional holders in five equal annual installments beginning in 2015 and bear interest at 6.11% per annum (“2019 Notes”).
Our obligations under the note purchase agreements governing the 2013 Notes and 2019 Notes (the “2013 NPA” and the “2019 NPA,” respectively) are guaranteed by certain of our subsidiaries and are collateralized on an equivalent basis with the Credit Agreement by liens on substantially all of the assets of the Company and subsidiaries that are guarantors or borrowers under the Credit Agreement. The 2013 NPA and 2019 NPA provide for the release of liens and re-pledge of collateral on substantially the same terms and conditions as those set forth in the Credit Agreement.
Real Estate Mortgages
A significant portion of our real estate held for development and sale is subject to mortgage indebtedness. These notes are collateralized by the properties purchased and bear interest at 4.50% to 5.75% per annum with principal and interest payable in installments through 2014. The carrying amount of properties pledged as collateral was approximately $47.6 million at December 31, 2012. All of this indebtedness is non-recourse to Granite, but is recourse to the real estate entities that incurred the indebtedness. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entities to pay down portions of the debt. As of December 31, 2012, the principal amount of debt of our real estate entities secured by mortgages was $11.6 million, of which $10.7 million was included in current liabilities and $0.9 million was included in long-term liabilities on our consolidated balance sheet.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Credit Agreement
We have a $215.0 million committed revolving credit facility, with a sublimit for letters of credit of $100.0 million (the “Credit Agreement”), which expires on October 11, 2016. Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on certain financial ratios calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin was 2.25% for loans bearing interest based on LIBOR and 1.25% for loans bearing interest at the base rate at December 31, 2012. Accordingly, the effective interest rate was between 2.56% and 4.50% at December 31, 2012. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Credit Agreement’s maturity date. Borrowings at a Eurodollar rate have a term no less than one month and no greater than one year. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Credit Agreement. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are collateralized on an equivalent basis with the obligations under the 2013 Notes and the 2019 Notes by first priority liens (subject only to other liens permitted under the Credit Agreement) on substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement. At December 31, 2012, there was a revolving loan of $70.0 million outstanding under the Credit Agreement related to financing the Kenny acquisition, the balance of which is included in long-term debt on our consolidated balance sheet. In addition, there were standby letters of credit totaling approximately $10.9 million as of December 31, 2012. The letters of credit will expire between March and October 2013.
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
Covenants and Events of Default
The most significant restrictive covenants under the terms of our 2013 NPA, 2019 NPA and Credit Agreement require the maintenance of a minimum Consolidated Tangible Net Worth, a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. The calculations and terms of such financial covenants are defined in the Credit Agreement filed as Exhibit 10.1 to our Form 10-Q filed November 7, 2012 and in the applicable 2013 NPA and 2019 NPA agreements filed as Exhibit 10.6 and Exhibit 10.7 to our Form 10-Q filed November 7, 2012. As of December 31, 2012 and pursuant to the definitions in the agreements, our Consolidated Tangible Net Worth was $753.1 million, which exceeded the minimum of $665.7 million, the Consolidated Interest Coverage Ratio was 9.52, which exceeded the minimum of 4.00 and the Consolidated Leverage Ratio was 2.39, which did not exceed the maximum of 3.25 for the Credit Agreement and the maximum of 3.50 for the 2013 NPA and 2019 NPA. The maximum Consolidated Leverage Ratio for the Credit Agreement and 2013 NPA and 2019 NPA decreases to 3.00 and 3.25, respectively, for the quarter ending December 31, 2013, and each quarter ending thereafter. During any Collateral Release Period, the maximum Consolidated Leverage Ratio decreases to 2.50.
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
As of December 31, 2012, we were in compliance with the covenants contained in our senior note agreements, Credit Agreement, and debt agreements related to our consolidated real estate entities. We are not aware of any non-compliance by any of our unconsolidated entities with the covenants contained in their debt agreements. Subsequent to December 31, 2012, one of our consolidated real estate entities was in default under a debt agreement as a result of its failure to make a timely payment. The affected loan is non-recourse to Granite and the default does not result in cross-defaults under other debt agreements under which Granite is the obligor; however, there is recourse to the real estate entity that incurred the debt. The real estate entity in default is currently in discussions with the lender to revise the terms of the defaulted debt agreement.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Employee Benefit Plans
Profit Sharing and 401(k) Plan: The Profit Sharing and 401(k) Plan (the “401(k) Plan”) is a defined contribution plan covering all employees except employees covered by collective bargaining agreements and employees of our consolidated construction joint ventures. Each employee can elect to have up to 50% of gross pay, not to exceed $17,000, contributed to the 401(k) Plan on a before-tax basis. Our 401(k) matching contributions can be up to 6% of an employee’s gross pay and are available at the discretion of the Board of Directors. Profit sharing contributions from the Company may be made to the 401(k) Plan in an amount determined by the Board of Directors. Our 401(k) matching contributions to the 401(k) Plan for the years ended December 31, 2012, 2011 and 2010 were $2.8 million, $0.3 million and $9.0 million, respectively. We made no profit sharing contributions during the years ended December 31, 2012, 2011 and 2010. Effective June 1, 2012 the Granite Construction Employee Stock Ownership Plan (the “ESOP”) was merged into the 401(k) Plan. Under the combined Plans, employees may elect to diversify their prior ESOP holdings at any such time and such amounts are available for distribution following the employee's termination of service (or earlier, if so provided under the terms of the combined plan).
Non-Qualified Deferred Compensation Plan: We offer a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of our highly compensated employees. The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. In October 2008, a Rabbi Trust was established to fund our NQDC Plan obligation and was fully funded as of December 31, 2012. The assets held by the Rabbi Trust at December 31, 2012 are substantially in the form of company owned life insurance. As of December 31, 2012, there were approximately 55 active participants in the NQDC Plan. NQDC Plan obligations were $24.1 million as of December 31, 2012 and $25.0 million as of December 31, 2011.
Multi-employer Pension Plans: Three of our wholly owned subsidiaries, Granite Construction Company, Granite Construction Northeast, Inc. and Kenny Construction Company also contribute to various multi-employer pension plans on behalf of union employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents our participation in these plans (dollars in thousands):

	Pension Plan Employer Identification Number	Pension Protection Act (“PPA”) Certified Zone Status[1]		FIP / RP Status Pending / Implemented[2]	Contributions			Surcharge Imposed	Expiration Date of Collection Bargaining Agreement[3]
Pension Trust Fund		2012	2011		2012	2011	2010
Locals 302 and 612 Operating Engineers-Employers Retirement Fund	91-6028571	Green	Green	No	$2,368	$2,386	$2,040	No	12/31/2013
Operating Engineers Pension Trust Fund	95-6032478	Red	Red	Yes	2,285	2,099	2,127	No	6/30/2013
Pension Trust Fund for Operating Engineers Pension Plan	94-6090764	Orange	Orange	Yes	8,030	7,296	6,394	No	6/30/2013
Laborers Pension Trust Fund for Northern California	94-6277608	Yellow	Yellow	Yes	2,320	1,950	1,968	No	4/30/2015
All other funds (31)					7,720	8,238	7,788
			Total Contributions:		$22,723	$21,969	$20,317
1The most recent PPA zone status available in 2012 and 2011 is for the plan’s year-end during 2011 and 2010, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. Shareholders’ Equity
Stock-based Compensation: On May 23, 2012, the Company’s stockholders approved the 2012 Equity Incentive Plan (the “Plan”), which replaced the Amended and Restated 1999 Equity Incentive Plan. The Plan provides for the issuance of restricted stock, restricted stock units and stock options to eligible employees and to members of our Board of Directors. Beginning in 2011, the Company issued restricted stock units to eligible employees in lieu of restricted stock. As of December 31, 2012, a total of 2,635,640 shares of our common stock have been reserved for issuance of which approximately 1,886,882 remained available as of December 31, 2012.
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
A summary of the changes in our restricted stock units during the years ended December 31, 2012, 2011 and 2010 is as follows (shares in thousands):

December 31,	2012		2011		2010
	Shares	Weighted-Average Grant-Date Fair Value per Share	Shares	Weighted-Average Grant-Date Fair Value per Share	Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding, beginning balance	346	$25.64	144	$23.54	25	$15.56
Granted	533	28.99	271	26.94	136	25.07
Vested	(175)	26.87	(64)	26.44	(15)	24.34
Forfeited	(39)	27.95	(5)	25.94	(2)	23.03
Outstanding, ending balance	665	$27.74	346	$25.64	144	$23.54
Compensation cost related to restricted stock units was approximately $7.6 million ($5.6 million net of tax), $3.0 million ($2.2 million net of tax), and $1.1 million ($0.6 million net of tax) for the years ended December 31, 2012, 2011 and 2010, respectively. The grant date fair value of restricted stock vested during the years ended December 31, 2012, 2011 and 2010 was approximately $4.7 million, $1.7 million and $0.4 million, respectively. As of December 31, 2012, there was $12.9 million of unrecognized compensation cost related to restricted stock units which will be recognized over a remaining weighted-average period of 1.2 years.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the changes in our restricted stock during the years ended December 31, 2012, 2011 and 2010 is as follows (shares in thousands):

December 31,	2012		2011		2010
	Shares	Weighted-Average Grant-Date Fair Value per Share	Shares	Weighted-Average Grant-Date Fair Value per Share	Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding, beginning balance	472	$37.39	855	$38.23	991	$40.31
Granted	—	—	—	—	285	28.30
Vested	(290)	42.11	(368)	39.25	(350)	36.16
Forfeited	(8)	30.30	(15)	39.62	(71)	37.62
Outstanding, ending balance	174	$29.83	472	$37.39	855	$38.23
Compensation cost related to restricted stock was approximately $3.8 million ($2.8 million net of tax), $9.1 million ($6.7 million net of tax) and $13.0 million ($7.7 million net of tax) for the years ended December 31, 2012, 2011 and 2010, respectively. The grant date fair value of restricted stock vested during the years ended December 31, 2012, 2011 and 2010 was approximately $12.2 million, $14.4 million and $12.7 million, respectively. As of December 31, 2012 there was $0.5 million of unrecognized compensation cost related to restricted stock which will be recognized over a remaining weighted-average period of 0.2 years.
Stock Options: In 2012, no stock options were granted. As of December 31, 2012, there were 27,079 stock options outstanding.
Employee Stock Ownership Plan: Effective January 1, 2007, our Employee Stock Ownership Plan (“ESOP”) was amended to effectively freeze the plan. Under the amended plan, no new participants were added and no further contributions were made for the years ended December 31, 2012, 2011 and 2010. Effective June 1, 2012 the Granite Construction Employee Stock Ownership Plan was merged into the Granite Construction Profit Sharing and 401(k) Plan. As of December 31, 2012, the 401(k) Plan owned 2,540,141 shares of our common stock. Dividends on shares held by the ESOP are charged to retained earnings and all shares held by the ESOP are treated as outstanding in computing our earnings per share.
Employee Stock Purchase Plan: In 2010, our Board of Directors approved the Employee Stock Purchase Plan (“ESPP”). Effective January 1, 2011, our ESPP allows qualifying employees to purchase shares of our common stock through payroll deductions of up to 15% of their compensation, subject to Internal Revenue Code limitations, at a price of 95% of the fair market value as of the end of each of the six-month offering periods. During the years ended December 31, 2012 and 2011, proceeds from the ESPP were $0.5 million and $0.3 million for 21,446 and 13,027 shares, respectively. The offering periods commence on May 15 and November 15 of each year, except for the first offering period, which commenced on January 15, 2011.
Share Purchase Program: In 2007, our Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion. Under this purchase program, the Company may purchase shares from time to time on the open market or in private transactions. The specific timing and amount of purchases will vary based on market conditions, securities law limitations and other factors. Purchases under the share purchase program may be commenced, suspended or discontinued at any time and from time to time without prior notice. The purchase price of our common stock purchased and retired in excess of par value is allocated between additional paid-in capital and retained earnings. During 2012, 2011 and 2010, we did not purchase shares under the share purchase program. At December 31, 2012, $64.1 million of the $200.0 million authorization was available for additional share purchases.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. Weighted Average Shares Outstanding
A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income (loss) per share in the accompanying consolidated statements of operations is as follows (in thousands):

Years Ended December 31,	2012	2011	2010
Weighted average shares outstanding:
Weighted average common stock outstanding	38,689	38,677	38,750
Less: weighted average unvested restricted stock outstanding	242	560	930
Total basic weighted average shares outstanding	38,447	38,117	37,820
Diluted weighted average shares outstanding:
Weighted average common stock outstanding, basic	38,447	38,117	37,820
Effect of dilutive securities:
Common stock options and restricted stock units[1]	629	356	—
Total weighted average shares outstanding assuming dilution	39,076	38,473	37,820
1Due to the net loss for the year ended December 31, 2010, common stock options and restricted stock units representing 161,000 shares were excluded from the number of shares used in calculating diluted loss per share for that period, as their inclusion would be antidilutive.

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

Years Ended December 31,	2012	2011	2010
Basic
Numerator:
Net income (loss) attributable to Granite	$45,283	$51,161	$(58,983)
Less: net income allocated to participating securities	283	738	—
Net income (loss) allocated to common shareholders for basic calculation	$45,000	$50,423	$(58,983)
Denominator:
Weighted average common shares outstanding, basic	38,447	38,117	37,820
Net income (loss) per share, basic	$1.17	$1.32	$(1.56)

Diluted
Numerator:
Net income (loss) attributable to Granite	$45,283	$51,161	$(58,983)
Less: net income allocated to participating securities	279	732	—
Net income (loss) allocated to common shareholders for diluted calculation	$45,004	$50,429	$(58,983)

Denominator:
Weighted average common shares outstanding, diluted	39,076	38,473	37,820
Net income (loss) per share, diluted	$1.15	$1.31	$(1.56)

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17. Income Taxes
Following is a summary of the provision for (benefit from) income taxes (in thousands):

Years Ended December 31,	2012	2011	2010
Federal:
Current	$10,410	$11,136	$(2,330)
Deferred	9,518	7,914	(36,519)
Total federal	19,928	19,050	(38,849)
State:
Current	4,689	2,952	(1,071)
Deferred	(3,508)	1,346	(4,008)
Total state	1,181	4,298	(5,079)
Total provision for (benefit from) income taxes	$21,109	$23,348	$(43,928)
Following is detail of the provision for (benefit from) income taxes and a reconciliation of the statutory to effective tax rate (dollars in thousands):

Years Ended December 31,	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory tax	$28,360	35.0	$31,301	35.0	$(37,232)	35.0
State taxes, net of federal tax benefit	5,299	6.5	3,497	3.9	(4,500)	4.2
Valuation allowance release	(5,803)	(7.2)	—	—	—	—
Percentage depletion deduction	(1,422)	(1.8)	(1,254)	(1.4)	(997)	0.9
Domestic production deduction	(1,367)	(1.7)	(1,604)	(1.8)	100	(0.1)
Noncontrolling interests	(5,124)	(6.3)	(5,223)	(5.8)	1,213	(1.1)
Settlements and effective settlements of audit issues	—	—	(2,348)	(2.6)	330	(0.3)
Nondeductible expenses	1,918	2.4	1,000	1.1	285	(0.3)
Other	(752)	(0.8)	(2,021)	(2.3)	(3,127)	3.0
Total	$21,109	26.1	$23,348	26.1	$(43,928)	41.3
Our effective tax rate was essentially flat in 2012 from 2011 at 26.1%. The tax rate for the year ended December 31, 2012 included a release of a state valuation allowance. The tax rate for the year ended December 31, 2011 included the recognition and measurement of previously unrecognized tax benefits. The recognition and measurement of these tax benefits were the result of a favorable settlement of an income tax examination conducted by the Internal Revenue Service. Our tax rate is affected by discrete items that may occur in any given year, but are not consistent from year to year.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Following is a summary of the deferred tax assets and liabilities (in thousands):

December 31,	2012	2011
Deferred tax assets:
Receivables	$2,876	$2,929
Inventory	5,611	6,308
Insurance	10,476	7,142
Deferred compensation	14,055	16,485
Other accrued liabilities	7,184	9,244
Contract income recognition	4,171	4,253
Impairments on real estate investments	5,002	18,895
Accrued compensation	6,064	4,606
Other	416	300
Net operating loss carryforward	8,359	9,510
Valuation allowance	(5,242)	(10,668)
Total deferred tax assets	58,972	69,004
Deferred tax liabilities:
Property and equipment	30,448	34,467
Total deferred tax liabilities	30,448	34,467
Net deferred tax assets	$28,524	$34,537

The above amounts are reflected in the accompanying consolidated balance sheets as follows (in thousands):

December 31,	2012	2011
Current deferred tax assets, net	$36,687	$38,571
Long-term deferred tax liabilities, net	8,163	4,034
Net deferred tax assets	$28,524	$34,537
The deferred tax asset for other accrued liabilities relates to various items including accrued compensation, accrued rent and accrued reclamation costs, which are realizable in future periods. Our deferred tax asset for net operating loss carryforward relates to state and local net operating loss carryforwards which expire between 2025 and 2029. We have provided a valuation allowance on the net deferred tax assets for certain state and local jurisdictions because we do not believe their realizability is more likely than not.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a summary of the change in valuation allowance (in thousands):

December 31,	2012	2011	2010
Beginning balance	$10,668	$13,111	$13,018
(Deductions) additions	(5,426)	(2,443)	93
Ending balance	$5,242	$10,668	$13,111
Uncertain tax positions: We file income tax returns in the U.S. and various state and local jurisdictions. We are currently under examination by the Internal Revenue Service for the 2008 through 2010 tax years. We are also under examination by various state taxing authorities for various tax years. We do not anticipate that any of these audits will result in a material change in our financial position. Our 2005 through 2007 tax years remain open to examination by state taxing authorities. We are no longer subject to U.S. federal examinations by tax authorities for years before 2008.
We had approximately $3.2 million and $3.1 million of total gross unrecognized tax benefits as of December 31, 2012 and 2011, respectively. There were approximately $0.8 million and $1.1 million of unrecognized tax benefits that would affect the effective tax rate in any future period at December 31, 2012 and 2011, respectively. We do not anticipate a significant increase or decrease in our unrecognized tax benefits that will impact our effective tax rate in 2013.
The following is a tabular reconciliation of unrecognized tax benefits (in thousands) the balance of which is included in other long-term liabilities on the consolidated balance sheets:

December 31,	2012	2011	2010
Beginning balance	$2,339	$5,650	$5,882
Gross increases – current period tax positions	1,017	1,726	180
Gross decreases – current period tax positions	(800)	(1,420)	(453)
Gross increases – prior period tax positions	4	1,485	4,009
Gross decreases – prior period tax positions	(245)	(1,467)	(1,641)
Settlements with taxing authorities/lapse of statute of limitations	—	(3,635)	(2,327)
Ending balance	$2,315	$2,339	$5,650
We record interest related to uncertain tax positions as interest expense in our consolidated statements of operations. During the years ended December 31, 2012, 2011 and 2010, we recognized approximately $0.1 million of interest expense, $0.1 million of interest income and $0.4 million of interest expense, respectively. Approximately $0.9 million and $0.8 million of accrued interest were included in our uncertain tax position liability on our consolidated balance sheets at December 31, 2012 and 2011, respectively.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18. Commitments, Contingencies and Guarantees
Leases: Minimum rental commitments and minimum royalty requirements under all noncancellable operating leases, primarily quarry property, in effect at December 31, 2012 were (in thousands):

Years Ending December 31,
2013	$6,983
2014	5,884
2015	4,582
2016	4,025
2017	2,935
Later years (through 2099)	11,879
Total	$36,288
Operating lease rental expense was $9.8 million in both 2012 and 2011 and was $9.9 million in 2010.
Performance Guarantees
As discussed in Note 6, we participate in various construction joint venture partnerships. All partners in these joint ventures are jointly and severally liable for completion of the total project under the terms of the contract with the project owner. Although our agreements with our joint venture partners provide that each party will assume and pay its share of any losses resulting from a project, if one of our partners was unable to pay its share we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. At December 31, 2012, we had approximately $1.6 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $553.8 million represented our share and the remaining $1.1 billion represented our partners’ share. Due to the joint and several liabilities of joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for the outstanding work. We are not able to estimate other amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or performance bonds. See Note 10 for disclosure of the amounts recorded in our consolidated balance sheets.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19. Legal Proceedings
In the ordinary course of business, we are involved in various legal proceedings that are pending against us and our affiliates alleging, among other things, breach of contract or tort in connection with the performance of professional services, the various outcomes of which cannot be predicted with certainty. The most significant of these proceedings are as follows:

•
US Highway 20 Project: Our wholly owned subsidiaries, Granite Construction Company (“GCCO”) and Granite Northwest, Inc., are members of a joint venture known as Yaquina River Constructors (“YRC”) which was contracted by the Oregon Department of Transportation (“ODOT”) to construct a new road alignment of US Highway 20 near Eddyville, Oregon. During the fall and winter of 2006, extraordinary rain events produced runoff that overwhelmed installed erosion control measures and resulted in discharges to surface water and alleged violations of YRC’s stormwater permit. During 2012, ODOT and YRC reached a settlement agreement that ended YRC’s responsibility to construct the project. Also during 2012, YRC, GCCO, the United States Environmental Protection Agency and the U.S. Department of Justice (“DOJ”) entered into a consent decree, which provides for a civil penalty payment after entry of the decree by the court and environmental monitoring by GCCO of certain Oregon projects. This matter has not and is not expected to have a material adverse effect on our financial position, results of operations, cash flow and/or liquidity.

•
Investigation Related to Grand Avenue Project Disadvantaged Business Enterprise (“DBE”) Issues: On March 6, 2009, the U.S. Department of Transportation, Office of Inspector General served upon our wholly-owned subsidiary, Granite Construction Northeast, Inc. (“Granite Northeast”), a United States District Court Eastern District of New York Grand Jury subpoena to produce documents. The subpoena sought all documents pertaining to the use of a DBE firm (the “Subcontractor”), and the Subcontractor’s use of a non-DBE lower tier subcontractor/consultant, on the Grand Avenue Bus Depot and Central Maintenance Facility for the Borough of Queens Project (the “Grand Avenue Project”), a Granite Northeast project.  The subpoena sought any documents regarding the use of the Subcontractor as a DBE on any other projects and any other documents related to the Subcontractor or to the lower-tier subcontractor/consultant. Granite Northeast produced the requested documents, together with other requested information. Subsequently, Granite Northeast was informed by the DOJ that it is a subject of the investigation, along with others. In January 2013, Granite Northeast met with Assistant United States Attorneys from the DOJ, along with other federal and state agents (the “Agencies”), to discuss the status of the government’s criminal investigation of the Grand Avenue Project participants, including Granite Northeast. In addition to the documents produced in response to the Grand Jury subpoena, Granite Northeast is in the process of providing information to the DOJ concerning other projects for which Granite Northeast has claimed DBE credit. Granite Northeast is fully cooperating with the Agencies’ investigation. We cannot, however, rule out the possibility of actions being brought against Granite Northeast which could result in civil, criminal, and/or administrative penalties or sanctions. Beyond the amount accrued for this matter, Granite is unable to estimate at this time any additional losses that may be reasonably probable. However, under certain circumstances the resolution of the matters under investigation could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations and/or liquidity.

•
Other Legal Proceedings/Government Inquiries: We are a party to a number of other legal proceedings arising in the normal course of business. From time to time, we also receive inquiries from public agencies seeking information concerning our compliance with government construction contracting requirements and related laws and regulations. We believe that the nature and number of these proceedings and compliance inquiries are typical for a construction firm of our size and scope. Our litigation typically involves claims regarding public liability or contract related issues. While management currently believes, after consultation with counsel, that the ultimate outcome of pending proceedings and compliance inquiries, individually and in the aggregate, will not have a material adverse affect on our financial position, results of operations or cash flows, litigation is subject to inherent uncertainties. Were one or more unfavorable rulings to occur, there exists the possibility of a material adverse effect on our financial position, results of operations, cash flows and/or liquidity for the period in which the ruling occurs. In addition, our government contracts could be terminated, we could be suspended or debarred, or payment of our costs disallowed. While any one of our pending legal proceedings is subject to early resolution as a result of our ongoing efforts to settle, whether or when any legal proceeding will be resolved through settlement is neither predictable nor guaranteed.

We record amounts in our consolidated balance sheets representing our estimated liability relating to legal proceedings and government inquiries. During the years ended December 31, 2012 and 2011, there were no significant additions or revisions to the estimated liability that were recorded in our consolidated statements of operations, or significant changes to our accrual for such litigation loss contingencies on our consolidated balance sheets.

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
The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). We evaluate performance based on gross profit or loss, and do not include overhead and non-operating income or expense. Segment assets include property and equipment, intangibles, goodwill, inventory, equity in construction joint ventures and real estate held for development and sale.
Kenny’s assets as of December 31, 2012 have been, and its results will be, reported under the Construction and Large Project Construction segments.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summarized segment information is as follows (in thousands):

Years Ended December 31,	Construction	Large Project Construction	Construction Materials	Real Estate	Total
2012
Total revenue from reportable segments	$984,106	$863,217	$410,033	$5,072	$2,262,428
Elimination of intersegment revenue	—	—	(179,391)	—	(179,391)
Revenue from external customers	984,106	863,217	230,642	5,072	2,083,037
Gross profit	77,963	148,418	7,572	806	234,759
Depreciation, depletion and amortization	13,225	4,527	28,490	—	46,242
Segment assets	163,287	173,142	347,869	50,223	734,521
2011
Total revenue from reportable segments	$1,043,614	$725,043	$415,618	$20,291	$2,204,566
Elimination of intersegment revenue	—	—	(195,035)	—	(195,035)
Revenue from external customers	1,043,614	725,043	220,583	20,291	2,009,531
Gross profit	124,506	104,108	16,641	2,708	247,963
Depreciation, depletion and amortization	14,747	4,547	28,672	189	48,155
Segment assets	111,780	110,441	352,619	75,050	649,890
2010
Total revenue from reportable segments	$943,245	$584,406	$419,355	$13,256	$1,960,262
Elimination of intersegment revenue	—	—	(197,297)	—	(197,297)
Revenue from external customers	943,245	584,406	222,058	13,256	1,762,965
Gross profit	95,709	67,307	12,018	2,750	177,784
Depreciation, depletion and amortization	18,148	2,759	33,565	522	54,994
Segment assets	123,153	80,259	374,205	87,686	665,303
A reconciliation of segment gross profit to consolidated income (loss) before provision for (benefit from) income taxes is as follows (in thousands):

Years Ended December 31,	2012	2011	2010
Total gross profit from reportable segments	$234,759	$247,963	$177,784
Selling, general and administrative expenses	185,099	162,302	191,593
Restructuring (gains) charges, net	(3,728)	2,181	109,279
Gain on sales of property and equipment	27,447	15,789	13,748
Other income (expense), net	194	(9,836)	2,964
Income (loss) before provision for (benefit from) income taxes	$81,029	$89,433	$(106,376)
A reconciliation of segment assets to consolidated total assets is as follows (in thousands):

December 31,	2012	2011	2010
Total assets for reportable segments	$734,521	$649,890	$665,303
Assets not allocated to segments:
Cash and cash equivalents	321,990	256,990	252,022
Short-term and long-term marketable securities	111,430	149,658	143,706
Receivables, net	325,529	251,838	243,986
Deferred income taxes	36,687	38,571	53,877
Other current assets	67,726	76,074	55,970
Property and equipment, net	50,857	46,180	42,874
Other noncurrent assets	80,747	78,598	77,795
Consolidated total assets	$1,729,487	$1,547,799	$1,535,533

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

21. Acquisition
On December 28, 2012, we signed a definitive agreement to acquire 100% of the outstanding shares of Kenny, a national contractor and construction manager based in Northbrook, Illinois for approximately $141.5 million, subject to possible post-closing adjustments. The acquisition was effective December 31, 2012 and was funded through cash on hand and $70.0 million of proceeds from borrowings under Granite’s existing credit facility - see Note 12 for further discussion on the borrowings. In accordance with the terms of the agreement, we expect to pay approximately $8.7 million in post-closing adjustments during the second quarter of 2013. These post-closing adjustments are reflected in the purchase price and are included in accrued and other current liabilities on our consolidated balance sheet as of December 31, 2012.

The acquired business will be operating under the name Kenny Construction Company as a wholly owned subsidiary of Granite Construction Incorporated. Kenny operates in the tunneling, electrical power and underground businesses. Their underground business utilizes cutting-edge trenchless construction technologies and processes. This acquisition expands our presence in these markets and enables us to leverage our capabilities and geographic footprint. Kenny has approximately 475 employees and a network of 12 offices in North America.  We have accounted for this transaction in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”).

Preliminary Purchase Price Allocation
In accordance with ASC 805, the total purchase price was allocated to the net tangible and identifiable intangible assets based on their estimated fair values as of December 31, 2012 as presented in the table below (in thousands). These estimates are subject to revision, which may result in adjustments to the values presented below. We expect to finalize these amounts within 12 months from the acquisition date and do not expect any adjustments to be material.

Cash and cash equivalents	$53,185
Receivables	88,725
Costs and estimated earnings in excess of billings	444
Inventories	731
Equity in construction joint ventures	7,222
Other current assets	6,039
Property and equipment, net	51,126
Identifiable intangible assets:
Acquired backlog	8,400
Customer relationships	2,500
Trade name	4,100
Total amount allocated to identifiable intangible assets	15,000
Accounts payable	44,753
Billings in excess of costs and estimated earnings	50,098
Accrued expenses and other current liabilities	16,806
Noncontrolling interests	14,788
Total identifiable net assets acquired	96,027
Goodwill	45,519
Total purchase price	$141,546

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible assets
Intangible assets include backlog, customer relationships and trade name. We amortize the fair values using the straight-line method over their estimated useful lives. As the acquisition was effective on December 31, 2012, no amortization associated with these acquired intangibles was recorded during the year ended December 31, 2012. The estimated useful lives for backlog and customer relationships range from 1 to 8 years and represent existing contracts and the underlying customer relationships. They are amortized based on the period over which the economic benefits of the intangible assets are expected to be realized. Trade names represent the fair values of the acquired trade names and trademarks. The estimated useful lives of the trade names are 10 years. The identifiable intangible assets are expected to be deductible for income tax purposes.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The factors that contributed to the recognition of goodwill from the acquisition of Kenny include acquiring a workforce with capabilities in the power, tunnel and underground markets, cost savings opportunities and the significant synergies expected to arise. The $45.5 million of goodwill that resulted from this acquisition is included in our Construction and Large Project Construction segments - see Note 9. The goodwill is expected to be deductible for income tax purposes.

Receivables
The fair value of assets acquired includes trade receivables of $61.6 million and retention receivables of $27.1 million. The gross amount due under contracts is $88.7 million.

Pro Forma Financial Information (unaudited)
The financial information in the table below summarizes the combined results of operations of Granite and Kenny, on a pro forma basis, as though the companies had been combined as of the beginning of 2011 (in thousands, except per share amounts). The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2011.

Years Ended December 31,	2012	2011
Revenue	$2,388,790	$2,289,043
Net income including noncontrolling interests	82,914	$78,344
Net income attributable to Granite	58,225	$55,993
Basic net income per share	1.50	$1.46
Diluted net income per share	1.48	$1.45

These amounts have been calculated after applying Granite’s accounting policies and adjusting the results of Kenny to reflect the additional depreciation and amortization that would have been recorded assuming the fair value adjustments to property and equipment and intangible assets had been applied starting on January 1, 2011. The income tax expense related to Kenny for the years ended December 31, 2012 and 2011 was minimal due to its status as an S Corporation for income tax purposes.  For purposes of this proforma financial information, the statutory tax rate of 39% was adjusted for estimated permanent items to arrive at 36%.

In 2012, Granite incurred $4.4 million of acquisition-related costs. These expenses are included in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2012.

Quarterly Financial Data
The following table sets forth selected unaudited financial information for the eight quarters in the two-year period ended December 31, 2012. This information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contains all adjustments necessary for a fair statement thereof.

QUARTERLY FINANCIAL DATA
(unaudited - dollars in thousands, except per share data)
2012 Quarters Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$504,781	$728,482	$539,615	$310,160
Gross profit	56,808	101,099	51,916	24,936
As a percent of revenue	11.3%	13.9%	9.6%	8.0%
Net income (loss)[1]	$18,374	$45,746	$4,487	$(8,687)
As a percent of revenue	3.6%	6.3%	0.8%	-2.8%
Net income (loss) attributable to Granite	$17,987	$37,121	$1,949	$(11,773)
As a percent of revenue	3.6%	5.1%	0.4%	-3.8%
Net income (loss) per share attributable to common shareholders:
Basic	$0.46	$0.96	$0.05	$(0.31)
Diluted	$0.46	$0.94	$0.05	$(0.31)

2011 Quarters Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$539,548	$728,578	$484,674	$256,731
Gross profit	79,126	93,893	44,956	29,988
As a percent of revenue	14.7%	12.9%	9.3%	11.7%
Net (loss) income	$24,792	$42,376	$6,173	$(7,256)
As a percent of revenue	4.6%	5.8%	1.3%	-2.8%
Net (loss) income attributable to Granite	$18,754	$36,468	$4,946	$(9,007)
As a percent of revenue	3.5%	5.0%	1.0%	-3.5%
Net (loss) income per share attributable to common shareholders:
Basic	$0.48	$0.94	$0.13	$(0.24)
Diluted	$0.48	$0.93	$0.13	$(0.24)
1Included in our net income for the quarter ended December 31, 2012 was a gain on sale of $18.0 million from the sale of an underutilized quarry in the fourth quarter of 2012. This sale was related to our process of continually optimizing our assets separate from the Enterprise Improvement Plan. In addition, net income for the quarter ended December 31, 2012 included a $5.8 million tax benefit from a release of a state valuation allowance and $4.4 million, pre-tax, of Kenny related acquisition costs.

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

GRANITE CONSTRUCTION INCORPORATED

By: /s/ Laurel J. Krzeminski
Laurel J. Krzeminski, Senior Vice President and Chief Financial Officer

Date: March 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2013, by the following persons on behalf of the Registrant in the capacities indicated.

/s/ James H. Roberts
James H. Roberts, President and Chief Executive Officer

/s/ William H. Powell
William H. Powell, Chairman of the Board and Director

/s/ Claes G. Bjork
Claes G. Bjork, Director

/s/ James W. Bradford
James W. Bradford, Director

/s/ Gary M. Cusumano
Gary M. Cusumano, Director

/s/ William G. Dorey
William G. Dorey, Director

/s/ David H. Kelsey
David H. Kelsey, Director

/s/ Rebecca A. McDonald
Rebecca A. McDonald, Director

/s/ Gaddi Vasquez
Gaddi Vasquez, Director

SCHEDULE II
GRANITE CONSTRUCTION INCORPORATED
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Charged to Expenses or Other Accounts, Net	Deductions and Adjustments[1]	Balance at End of Year
YEAR ENDED DECEMBER 31, 2012
Allowance for doubtful accounts	2,880	135	(266)	2,749
YEAR ENDED DECEMBER 31, 2011
Allowance for doubtful accounts	3,297	—	(417)	2,880
YEAR ENDED DECEMBER 31, 2010
Allowance for doubtful accounts	3,917	368	(988)	3,297
1 Deductions and adjustments for the allowances primarily relate to accounts written off.

S-1

 INDEX TO 10-K EXHIBITS

Exhibit No.		Exhibit Description
2.1	*	Stock Purchase Agreement, dated December 28, 2012, by and between Granite Construction Incorporated and Kenny Industries, Inc. [Exhibit 2.1 to the Company’s Form 8-K filed on January 4, 2013]
3.1	*	Certificate of Incorporation of Granite Construction Incorporated, as amended [Exhibit 3.1.b to the Company’s Form 10-Q for quarter ended June 30, 2006]
3.2	*	Amended Bylaws of Granite Construction Incorporated [Exhibit 3.1 to the Company’s Form 8-K filed on November 15, 2011]
10.1	* **	Key Management Deferred Compensation Plan II, as amended and restated [Exhibit 10.1 to the Company’s Form 10-Q for quarter ended March 31, 2010]
10.2	* **	Granite Construction Incorporated Amended and Restated 1999 Equity Incentive Plan as Amended and Restated [Exhibit 10.1 to the Company’s Form 10-Q for quarter ended June 30, 2009]
10.2.a	* **	Amendment No. 1 to the Granite Construction Incorporated Amended and Restated 1999 Equity Incentive Plan [Exhibit 10.2.a to the Company’s Form 10-K for year ended December 31, 2009]
10.3	*
Amended and Restated Credit Agreement, dated October 11, 2012, by and among Granite Construction Incorporated, Granite Construction Company, GILC Incorporated, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer. [Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2012]

10.3.a	*
Amended and Restated Security Agreement, dated October 11, 2012, by and among Granite Construction Incorporated, Granite Construction Company, GILC Incorporated, the guarantors party thereto and Bank of America, N.A., as Collateral Agent. [Exhibit 10.2 to the Company’s Form 8-K filed on October 16, 2012]

10.4	*
Amended and Restated Securities Pledge Agreement, dated October 11, 2012, by and among Granite Construction Incorporated, Granite Construction Company, GILC Incorporated, the guarantors party thereto and Bank of America, N.A., as Collateral Agent. [Exhibit 10.3 to the Company’s Form 8-K filed on October 16, 2012]

10.5	*
Amended and Restated Guaranty Agreement, dated October 11, 2012, by and among Granite Construction Incorporated, the guarantors party thereto and Bank of America, N.A., as Administrative Agent. [Exhibit 10.4 to the Company’s Form 8-K filed on October 16, 2012]

10.6	*
Intercreditor and Collateral Agency Agreement, dated October 11, 2012, by and among Granite Construction Incorporated, for itself and on behalf of certain of its subsidiaries, Bank of America, N.A., as Collateral Agent and the secured creditors party thereto. [Exhibit 10.5 to the Company’s Form 8-K filed on October 16, 2012]

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
Second Amendment to the Note Purchase Agreement, dated October 11, 2012, between Granite Construction Incorporated and the holders of the 2013 Notes party thereto. [Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended September 30, 2012]

10.9	*
Subsidiary Guaranty Agreement from the Subsidiaries of Granite Construction Incorporated as Guarantors of the Guaranty of Notes and Note Agreement and the Guaranty of Payment and Performance dated May 1, 2001 [Exhibit 10.4 to the Company’s Form 10-Q for quarter ended June 30, 2001]

10.10	*	Note Purchase Agreement between Granite Construction Incorporated and Certain Purchasers dated December 12, 2007 [Exhibit 10.1 to the Company’s Form 8-K filed January 31, 2008]
10.11	*
First Amendment to the Note Purchase Agreement, dated October 11, 2012, between Granite Construction Incorporated and the holders of the 2019 Notes party thereto. [Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended September 30, 2012]

Exhibit No.		Exhibit Description
10.12	*
Subsidiary Guaranty Agreement from the Subsidiaries of Granite Construction Incorporated as Guarantors of the Guaranty of Notes and Note Agreement and the Guaranty of Payment and Performance dated December 12, 2007 [Exhibit 10.10 to the Company’s Form 10-K for year ended December 31, 2007]

10.13	*
International Swap Dealers Association, Inc. Master Agreement between BNP Paribas and Granite Construction Incorporated dated as of February 10, 2003 [Exhibit 10.5 to the Company’s Form 10-Q for quarter ended June 30, 2003]

10.14	*
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

10.17	*
International Swap Dealers Association, Inc. Master Agreement and Credit Support Annex between Shell Energy north America (US), L.P. and Granite Construction Incorporated dated as of March 16, 2010 [Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2010]

10.18	* **	Form of Amended and Restated Director and Officer Indemnification Agreement [Exhibit 10.10 to the Company’s Form 10-K for year ended December 31, 2002]
10.19	* **	Executive Retention and Severance Plan II effective as of March 9, 2011 [Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2011]
10.2	* **	Form of Restricted Stock Agreement effective March 2010 [Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2010]
10.21	* **	Form of Non-employee Director Stock Option Agreement as amended and effective April 7, 2006 [Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2010]
10.22	* **	Form of Restricted Stock Units Agreement effective January 1, 2010 [Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2010]
10.23	* **	Form of Non-employee Director Restricted Stock Units Agreement effective January 1, 2010 [Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2010]
10.24	* **	Granite Construction Incorporated Annual Incentive Plan effective January 1, 2010, as amended [Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2011]
10.25	* **	Amendment No. 2 to the Granite Construction Incorporated Annual Incentive Plan effective January 1, 2012 [Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2011]
10.26	* **	Granite Construction Incorporated Long Term Incentive Plan effective January 1, 2010, as amended [Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2011]
10.27	* **	Amendment No. 2 to the Granite Construction Incorporated Long Term Incentive Plan effective January 1, 2012 [Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2011]
10.28	* **	Granite Construction Incorporated 2012 Equity Incentive Plan [Exhibit 10.1 to the Company’s Form 8-K filed on May 25, 2012]
10.29	* **	Form of Non-Employee Director Restricted Stock Unit Agreement effective May 22, 2012 [Exhibit 10.2 to the Company’s Form 8-K filed on May 25, 2012]
10.30	† **	Granite Construction Incorporated NEO LTIP Awards Form of Restricted Stock Unit Agreement (Vesting on Date of Grant)

Exhibit No.		Exhibit Description
10.31	† **	Granite Construction Incorporated NEO LTIP Awards Form of Restricted Stock Unit Agreement (3 Year Vesting Schedule)
21	†	List of Subsidiaries of Granite Construction Incorporated
23.1	†	Consent of PricewaterhouseCoopers LLP
31.1	†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	†	Mine Safety Disclosure
101.INS	†	XBRL Instance Document
101.SCH	†	XBRL Taxonomy Extension Schema
101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	†	XBRL Taxonomy Extension Definition Linkbase
101.LAB	†	XBRL Taxonomy Extension Label Linkbase
101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase

*    Incorporated by reference
**  Compensatory plan or management contract
†    Filed herewith
††  Furnished herewith