Form 10-Q
period 2013-03-31
GRANITE CONSTRUCTION INC
filed 2013-05-09
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 3, 2013.

Class	Outstanding
Common Stock, $0.01 par value	38,815,197 shares

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)
	March 31, 2013	December 31, 2012	March 31, 2012
ASSETS
Current assets
Cash and cash equivalents ($98,738, $105,865 and $69,423 related to consolidated construction joint ventures (“CCJVs”))	$260,773	$321,990	$226,226
Short-term marketable securities	44,841	56,088	70,444
Receivables, net ($47,040, $43,902 and $36,740 related to CCJVs)	260,231	325,529	208,707
Costs and estimated earnings in excess of billings	48,428	34,116	49,962
Inventories	66,291	59,785	67,782
Real estate held for development and sale	50,303	50,223	58,363
Deferred income taxes	36,687	36,687	38,571
Equity in construction joint ventures	171,265	105,805	91,951
Other current assets	37,401	31,834	34,882
Total current assets	976,220	1,022,057	846,888
Property and equipment, net ($39,486, $41,114 and $7,516 related to CCJVs)	477,666	481,478	442,132
Long-term marketable securities	57,958	55,342	70,114
Investments in affiliates	30,742	30,799	30,972
Goodwill	53,593	55,419	9,900
Other noncurrent assets	82,531	84,392	69,949
Total assets	$1,678,710	$1,729,487	$1,469,955

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$8,353	$8,353	$9,102
Current maturities of non-recourse debt	4,132	10,707	19,765
Accounts payable ($26,354, $34,536 and $28,591 related to CCJVs)	169,940	202,541	129,480
Billings in excess of costs and estimated earnings ($71,821, $72,490 and $24,827 related to CCJVs)	124,609	139,692	87,370
Accrued expenses and other current liabilities ($8,983, $8,312 and $5,640 related to CCJVs)	188,685	169,979	148,196
Total current liabilities	495,719	531,272	393,913
Long-term debt	270,148	270,148	208,501
Long-term non-recourse debt	7,628	922	1,371
Other long-term liabilities	49,231	47,124	50,011
Deferred income taxes	8,055	8,163	3,393
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding 38,810,255 shares as of March 31, 2013, 38,730,665 shares as of December 31, 2012 and 38,621,370 shares as of March 31, 2012	388	387	386
Additional paid-in capital	118,265	117,422	110,432
Retained earnings	685,023	712,144	670,462
Total Granite Construction Incorporated shareholders’ equity	803,676	829,953	781,280
Noncontrolling interests	44,253	41,905	31,486
Total equity	847,929	871,858	812,766
Total liabilities and equity	$1,678,710	$1,729,487	$1,469,955
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)
Three Months Ended March 31,	2013	2012
Revenue
Construction	$177,119	$117,946
Large Project Construction	171,714	163,928
Construction Materials	29,750	25,623
Real Estate	121	2,663
Total revenue	378,704	310,160
Cost of revenue
Construction	163,918	109,366
Large Project Construction	148,993	141,679
Construction Materials	35,724	31,573
Real Estate	11	2,606
Total cost of revenue	348,646	285,224
Gross profit	30,058	24,936
Selling, general and administrative expenses	57,659	45,090
Gain on restructuring	498	1,902
Gain on sales of property and equipment	1,087	1,917
Operating loss	(26,016)	(16,335)
Other (expense) income
Interest income	129	1,044
Interest expense	(3,646)	(3,182)
Equity in loss of affiliates	(423)	(617)
Other income, net	1,103	6,871
Total other (expense) income	(2,837)	4,116
Loss before benefit from income taxes	(28,853)	(12,219)
Benefit from income taxes	(9,027)	(3,532)
Net loss	(19,826)	(8,687)
Amount attributable to noncontrolling interests	(2,156)	(3,086)
Net loss attributable to Granite Construction Incorporated	$(21,982)	$(11,773)

Net loss per share attributable to common shareholders (see Notes 12 and 13)
Basic	$(0.57)	$(0.31)
Diluted	$(0.57)	$(0.31)
Weighted average shares of common stock
Basic	38,610	38,265
Diluted	38,610	38,265
Dividends per common share	$0.13	$0.13
 The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)
Three Months Ended March 31,	2013	2012
Operating activities
Net loss	$(19,826)	$(8,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	15,970	14,961
Gain on sales of property and equipment	(1,087)	(1,917)
Stock-based compensation	5,386	4,196
Changes in assets and liabilities, net of the effects of acquisition:
Receivables	63,694	41,950
Costs and estimated earnings in excess of billings, net	(29,395)	(15,734)
Inventories	(6,506)	(16,807)
Equity in construction joint ventures	(64,874)	9,078
Other assets, net	(6,505)	(2,202)
Accounts payable	(31,985)	(29,178)
Accrued expenses and other current liabilities, net	20,475	(18,533)
Net cash used in operating activities	(54,653)	(22,873)
Investing activities
Purchases of marketable securities	(14,975)	(24,987)
Maturities of marketable securities	20,000	15,000
Proceeds from sale of marketable securities	5,000	20,000
Additions to property and equipment	(9,956)	(9,225)
Proceeds from sales of property and equipment	3,417	2,883
Other investing activities, net	(57)	(294)
Net cash provided by investing activities	3,429	3,377
Financing activities
Long-term debt principal payments	—	(2,500)
Cash dividends paid	(5,045)	(5,021)
Purchases of common stock	(4,907)	(3,837)
Other financing activities, net	(41)	90
Net cash used in financing activities	(9,993)	(11,268)
Decrease in cash and cash equivalents	(61,217)	(30,764)
Cash and cash equivalents at beginning of period	321,990	256,990
Cash and cash equivalents at end of period	$260,773	$226,226

Supplementary Information
Cash paid during the period for:
Interest	$276	$610
Income taxes	1,272	305
Non-cash investing and financing activities:
Restricted stock units issued, net of forfeitures	$13,402	$10,940
Accrued cash dividends	5,045	5,021
Debt payments out of escrow from sale of assets	—	659
Debt extinguishment from joint venture interest transfer	—	9,115
Debt payment from refinancing	—	1,150
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” “Company” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at March 31, 2013 and 2012 and the results of our operations and cash flows for the periods presented. The December 31, 2012 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements except for the adoption of the following new accounting standards in the first quarter of 2013:

•
In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities and in January 2013, issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. These ASUs require companies to disclose both gross and net information about financial instruments that have been offset on the balance sheet. These ASUs became effective for our quarter ended March 31, 2013 and did not impact our condensed consolidated financial statements.

•
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU gives companies the option to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If it is determined that it is more likely than not the indefinite-lived intangible asset is impaired, a quantitative impairment test is required. However, if it is concluded otherwise, the quantitative test is not necessary. This ASU became effective for our quarter ended March 31, 2013. No impairment analysis was necessary in relation to our indefinite lived intangible assets at March 31, 2013; therefore, the adoption of this ASU had no impact to our condensed consolidated financial statements.

•
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income in certain circumstances. This ASU was effective commencing with our quarter ended March 31, 2013. For all periods presented comprehensive loss was equal to net loss; therefore, the adoption of this ASU did not have an impact on our condensed consolidated financial statements.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Revisions in Estimates

Our profit recognition related to construction contracts is based on estimates of costs to complete each project. These estimates can vary in the normal course of business as projects progress and uncertainties are resolved. We do not recognize revenue on contract change orders or claims until we have a signed agreement; however, we do recognize costs as incurred and revisions to estimated total costs as soon as the obligation to perform is determined. Approved change orders and claims, as well as changes in related estimates of costs to complete, are considered revisions in estimates. We use the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. Under this method, revisions in estimates are accounted for in their entirety in the period of change. As of March 31, 2013, we had no revisions in estimates that are reasonably certain to impact future periods.

Construction

There were no revisions in estimates, either increases or decreases, that individually had an impact of $1.0 million or more on gross profit during the three months ended March 31, 2013. The net change in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit for the three months ended March 31, 2012 was a net decrease of $0.2 million. The projects are summarized as follows:

Increases

	Three Months Ended March 31,
(dollars in millions)	2013	2012
Number of projects with upward estimate changes	—	2
Range of increase in gross profit from each project, net	$—	$1.0 - 1.8
Increase on project profitability	$—	$2.8
The increases during the three months ended March 31, 2012 were due to lower than anticipated costs and settlement of outstanding issues with contract owners.

Decreases

	Three Months Ended March 31,
(dollars in millions)	2013	2012
Number of projects with downward estimate changes	—	1
Reduction in gross profit from each project, net	$—	$3.0
Decrease on project profitability	$—	$3.0
The decrease during the three months ended March 31, 2012 was due to lower productivity than originally anticipated.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Large Project Construction

The net changes in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit were net increases of $9.2 million and $4.4 million for the three months ended March 31, 2013 and 2012, respectively. Amounts attributable to noncontrolling interests were $1.7 million and $1.3 million of the net increases for the three months ended March 31, 2013 and 2012, respectively. The projects are summarized as follows:

Increases

	Three Months Ended March 31,
(dollars in millions)	2013	2012
Number of projects with upward estimate changes	3	4
Range of increase in gross profit from each project, net	$1.9 - 7.8	$1.6 - 2.4
Increase on project profitability	$16.1	$8.1
The increases during the three months ended March 31, 2013 were due to lower than anticipated construction costs and resolution of project uncertainties. The increases during the three months ended March 31, 2012 were due to owner directed scope changes and lower than anticipated construction costs.

Decreases

	Three Months Ended March 31,
(dollars in millions)	2013	2012
Number of projects with downward estimate changes	2	2
Range of reduction in gross profit from each project, net	$2.4 - 4.5	$1.5 - 2.2
Decrease on project profitability	$6.9	$3.7
The downward estimate changes during the three months ended March 31, 2013 were due to higher than anticipated costs. The downward estimate changes during the three months ended March 31, 2012 were due to lower productivity than anticipated.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Marketable Securities

All marketable securities were classified as held-to-maturity for the dates presented and the carrying amounts of held-to-maturity securities were as follows:

(in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
U.S. Government and agency obligations	$6,169	$7,375	$35,123
Commercial paper	29,976	34,966	24,988
Municipal bonds	8,696	8,738	2,052
Corporate bonds	—	5,009	8,281
Total short-term marketable securities	44,841	56,088	70,444
U.S. Government and agency obligations	57,958	55,342	61,247
Municipal bonds	—	—	8,867
Total long-term marketable securities	57,958	55,342	70,114
Total marketable securities	$102,799	$111,430	$140,558

Scheduled maturities of held-to-maturity investments were as follows (in thousands):

March 31, 2013
Due within one year	$44,841
Due in one to five years	57,958
Total	$102,799

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Fair Value Measurement

Fair value accounting standards describe three levels that may be used to measure fair value:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following tables summarize assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value levels:

March 31, 2013	Fair Value Measurement at Reporting Date Using
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$160,845	$—	$—	$160,845
Held-to-maturity commercial paper	4,999	—	—	4,999
Total assets	$165,844	$—	$—	$165,844

December 31, 2012	Fair Value Measurement at Reporting Date Using
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$201,542	$—	$—	$201,542
Held-to-maturity commercial paper	5,000	—	—	5,000
Total assets	$206,542	$—	$—	$206,542

March 31, 2012	Fair Value Measurement at Reporting Date Using
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$157,034	$—	$—	$157,034
Held-to-maturity commercial paper	4,997	—	—	4,997
Total assets	$162,031	$—	$—	$162,031

A reconciliation of cash equivalents to consolidated cash and cash equivalents is as follows:

(in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Cash equivalents	$165,844	$206,542	$162,031
Cash	94,929	115,448	64,195
Total cash and cash equivalents	$260,773	$321,990	$226,226

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying values and estimated fair values of our financial instruments that are not required to be measured at fair value in the condensed consolidated balance sheets are as follows:

		March 31, 2013		December 31, 2012		March 31, 2012
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities[1]	Level 1	$102,799	$102,872	$111,430	$111,525	$140,558	$140,728
Liabilities (including current maturities):
Senior notes payable[2]	Level 3	$208,333	$242,071	$208,333	$243,118	$216,667	$246,600
Credit Agreement loan[2]	Level 3	70,000	70,568	70,000	70,444	—	—
1Held-to-maturity marketable securities are periodically assessed for other-than-temporary impairment.
2The fair values of the senior notes payable and Credit Agreement loan are required to be disclosed only, and were based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk.

The carrying values of receivables, other current assets, and accrued expenses and other current liabilities approximate their fair values because of the short-term nature of these instruments. In addition, the fair value of non-recourse debt measured using Level 3 inputs approximates its carrying value due to its relative short-term nature and competitive interest rates. During the three months ended March 31, 2013 and 2012, we did not record any significant fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

5.	Receivables, net

(in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Construction contracts:
Completed and in progress	$145,511	$195,244	$101,659
Retentions	87,451	93,800	70,071
Total construction contracts	232,962	289,044	171,730
Construction material sales	20,782	26,918	26,959
Other	9,486	12,316	12,837
Total gross receivables	263,230	328,278	211,526
Less: allowance for doubtful accounts	2,999	2,749	2,819
Total net receivables	$260,231	$325,529	$208,707

Receivables include amounts billed and billable for public and private contracts and do not bear interest. The balances billed but not paid by customers pursuant to retainage provisions in construction contracts generally become due upon completion and acceptance of the contract by the owners. Included in other receivables at March 31, 2013, December 31, 2012 and March 31, 2012 were items such as notes receivable, fuel tax refunds and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates.

Financing receivables consisted of long-term notes receivable and retentions receivable. As of March 31, 2013, long-term notes receivable outstanding were $1.8 million, and as of December 31, 2012 and March 31, 2012 were $2.0 million. These notes primarily related to loans made to employees and were included in other noncurrent assets in our condensed consolidated balance sheets.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We segregate our retention receivables into two categories: escrow and non-escrow. The balances in each category were as follows:

(in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Escrow	$39,290	$41,494	$46,430
Non-escrow	48,161	52,306	23,641
Total retention receivables	$87,451	$93,800	$70,071

The escrow receivables include amounts due to Granite which have been deposited into an escrow account and bear interest. Typically, escrow retention receivables are held until work on a project is complete and has been accepted by the owner who then releases those funds, along with accrued interest, to us. There is minimal risk of not collecting on these amounts.

Non-escrow retention receivables are amounts that the project owner has contractually withheld that are to be paid upon owner acceptance of contract completion. We evaluate our non-escrow retention receivables for collectability using certain customer information that includes the following:

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

The following table summarizes the amount of our non-escrow retention receivables within each category:

(in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Federal	$2,926	$3,234	$2,306
State	2,440	2,971	4,342
Local	30,991	31,559	10,827
Private	11,804	14,542	6,166
Total	$48,161	$52,306	$23,641

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

March 31, 2013	Current	1 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$2,660	$156	$110	$2,926
State	1,388	397	655	2,440
Local	23,003	2,541	5,447	30,991
Private	9,744	1,609	451	11,804
Total	$36,795	$4,703	$6,663	$48,161

December 31, 2012	Current	1 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$3,116	$72	$46	$3,234
State	2,148	502	321	2,971
Local	25,743	1,082	4,734	31,559
Private	13,310	716	516	14,542
Total	$44,317	$2,372	$5,617	$52,306

March 31, 2012	Current	1 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$1,169	$1,078	$59	$2,306
State	2,490	795	1,057	4,342
Local	4,915	3,720	2,192	10,827
Private	5,167	674	325	6,166
Total	$13,741	$6,267	$3,633	$23,641

Federal, state and local agencies generally require several approvals to release payments, and these approvals often take over 90 days past contractual due dates to obtain. Amounts past due from government agencies primarily result from delays caused by paperwork processing and obtaining proper agency approvals rather than lack of funds. As of March 31, 2013, December 31, 2012 and March 31, 2012, our allowance for doubtful accounts contained no material provision related to non-escrow retention receivables as we determined there were no significant collectibility issues.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Construction and Line Item Joint Ventures

We participate in various construction joint venture partnerships and one limited liability company. We also participate in various “line item” joint venture agreements under which each partner is responsible for performing certain discrete items of the total scope of contracted work.

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

At March 31, 2013, there was approximately $4.5 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $1.2 billion represented our share and the remaining $3.3 billion represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.

Construction Joint Ventures

Generally, each construction joint venture is formed to complete a specific contract and is jointly controlled by the joint venture partners. The joint venture agreements typically provide that our interests in any profits and assets, and our respective share in any losses and liabilities resulting from the performance of the contracts, are limited to our stated percentage interest in the project. We have no significant commitments beyond completion of the contracts. Under our contractual arrangements, we provide capital to these joint ventures in return for an ownership interest. In addition, partners dedicate resources to the ventures necessary to complete the contracts and are reimbursed for their cost. The operational risks of each construction joint venture are passed along to the joint venture partners. As we absorb our share of these risks, our investment in each venture is exposed to potential losses.

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

Based on our initial primary beneficiary analysis, we determined that decision making responsibility is shared between the venture partners for one construction joint venture. Therefore, this joint venture did not have an identifiable primary beneficiary partner and we continue to report the pro rata results. All other joint ventures were assigned one primary beneficiary partner. Based on our primary beneficiary assessment during the three months ended March 31, 2013, we determined no change was required to the accounting for existing construction joint ventures.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Construction Joint Ventures

The carrying amounts and classification of assets and liabilities of construction joint ventures we are required to consolidate are included in our condensed consolidated financial statements as follows:

(in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Cash and cash equivalents[1]	$98,738	$105,865	$69,423
Other current assets	50,907	47,910	40,410
Total current assets	149,645	153,775	109,833
Noncurrent assets	39,486	42,814	7,516
Total assets[2]	$189,131	$196,589	$117,349

Accounts payable	$26,354	$34,536	$28,591
Billings in excess of costs and estimated earnings[1]	71,821	72,490	24,827
Accrued expenses and other current liabilities	8,983	8,312	5,640
Total current liabilities	107,158	115,338	59,058
Noncurrent liabilities	—	—	28
Total liabilities[2]	$107,158	$115,338	$59,086
1The volume and stage of completion of contracts from our consolidated construction joint ventures may cause fluctuations in cash and cash equivalents, as well as billings in excess of costs and estimated earnings between periods.
2The assets and liabilities of each joint venture relate solely to that joint venture. The decision to distribute joint venture cash and cash equivalents and assets must generally be made jointly by all of the partners and, accordingly, these cash and cash equivalents and assets generally are not available for the working capital needs of Granite until distributed.

At March 31, 2013, we were engaged in four active consolidated construction joint venture projects with total contract values ranging from $9.5 million to $335.0 million. The total revenue remaining to be recognized on these consolidated joint ventures ranged from $4.0 million to $133.3 million. Our proportionate share of the equity in these joint ventures was between 45.0% and 65.0%. During the three months ended March 31, 2013 and 2012, total revenue from active consolidated construction joint ventures was $18.3 million and $19.7 million, respectively. Total cash used in active consolidated construction joint venture operations was $6.6 million and $5.4 million during the three months ended March 31, 2013 and 2012, respectively.

Unconsolidated Construction Joint Ventures

We account for our share of construction joint ventures that we are not required to consolidate on a pro rata basis in the condensed consolidated statements of operations and as a single line item on the condensed consolidated balance sheets. As of March 31, 2013, these unconsolidated joint ventures were engaged in ten active construction projects with total contract values ranging from $59.4 million to $3.1 billion. Our proportionate share of the equity in these unconsolidated joint ventures ranged from 20.0% to 50.0%. As of March 31, 2013, our share of the revenue remaining to be recognized on these unconsolidated joint ventures ranged from $0.3 million to $732.8 million.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Assets:
Cash and cash equivalents[1]	$401,746	$244,686	$341,989
Other assets	333,554	301,412	236,712
Less partners’ interest	466,690	342,545	362,474
Granite’s interest	268,610	203,553	216,227
Liabilities:
Accounts payable	103,050	114,039	98,872
Billings in excess of costs and estimated earnings[1]	226,269	161,268	240,043
Other liabilities	7,194	6,106	5,645
Less partners’ interest	238,935	183,432	220,284
Granite’s interest	97,578	97,981	124,276
Equity in construction joint ventures[2]	$171,032	$105,572	$91,951
 1The volume and stage of completion of contracts from our unconsolidated construction joint ventures may cause fluctuations in cash and cash equivalents, as well as billings in excess of costs and estimated earnings between periods. The decision to distribute joint venture cash and cash equivalents and assets must generally be made jointly by all of the partners and, accordingly, these cash and cash equivalents and assets generally are not available for the working capital needs of Granite until distributed.
2As of March 31, 2013 and December 31, 2012, this balance included $0.2 million of deficit in unconsolidated construction joint ventures that is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

	Three Months Ended March 31,
(in thousands)	2013	2012
Revenue:
Total	$225,304	$205,832
Less partners’ interest[1]	153,704	132,203
Granite’s interest	71,600	73,629
Cost of revenue:
Total	158,695	169,612
Less partners’ interest[1]	107,321	109,240
Granite’s interest	51,374	60,372
Granite’s interest in gross profit	$20,226	$13,257
1Partners’ interest represents amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest, adjusted to reflect our accounting policies.

Line Item Joint Ventures

The revenue for each line item joint venture partner’s discrete items of work is defined in the contract with the project owner and each venture partner bears the profitability risk associated with its own work. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We include only our portion of these contracts in our condensed consolidated financial statements. As of March 31, 2013, we had four active line item joint venture construction projects with total contract values ranging from $42.0 million to $134.6 million of which our portion ranged from $23.1 million to $58.6 million. As of March 31, 2013, our share of revenue remaining to be recognized on these line item joint ventures ranged from $0.4 million to $27.2 million.

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

GLC receives authorization to provide additional financial support for certain of its real estate entities in increments to address changes in business plans. During the three months ended March 31, 2013, GLC was authorized to increase its financial support to one consolidated real estate entity by $5.9 million to meet existing debt obligations, and during the three months ended March 31, 2012 did not increase its authorized financial support. As of March 31, 2013, all of the total authorized investment increase of $5.9 million was remaining to be contributed to the consolidated entity.

We have determined that certain of the real estate joint ventures are VIEs as defined by ASC Topic 810, Consolidation, and related standards. To ascertain if we are required to consolidate the VIE, we continually evaluate whether we are the VIE’s primary beneficiary. Based on our ongoing primary beneficiary assessments, there were no changes to our determinations of whether we are the VIE’s primary beneficiary for existing real estate entities during the three months ended March 31, 2013 and 2012.

To determine if impairment charges should be recognized, the carrying amount of each consolidated real estate development project is reviewed on a quarterly basis. Based on our quarterly evaluations of each project’s business plan and our review of each project, we recorded no significant impairment charges to our real estate development projects or investments during the three months ended March 31, 2013 and 2012.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Real Estate Entities

The carrying amounts and classification of assets and liabilities of real estate entities we are required to consolidate are included in our condensed consolidated balance sheets as follows:

(in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Real estate held for development and sale	$50,303	$50,223	$58,363
Other current assets	1,311	1,591	2,063
Total assets	$51,614	$51,814	$60,426

Current maturities of non-recourse debt	$4,132	$10,707	$19,765
Other current liabilities	157	386	607
Total current liabilities	4,289	11,093	20,372
Long-term non-recourse debt	7,628	922	1,371
Total liabilities	$11,917	$12,015	$21,743

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

Included in current assets on our condensed consolidated balance sheets is real estate held for development and sale. The breakdown by type and location of our real estate held for development and sale is summarized below:

	March 31, 2013		December 31, 2012		March 31, 2012
(dollars in thousands)	Amount	Number of Projects	Amount	Number of Projects	Amount	Number of Projects
Residential	$40,776	2	$40,732	2	$47,430	3
Commercial	9,527	4	9,491	4	10,933	4
Total	$50,303	6	$50,223	6	$58,363	7

Washington	$40,368	1	$40,327	1	$46,992	2
California	2,702	4	2,663	4	2,512	4
Texas	7,233	1	7,233	1	8,859	1
Total	$50,303	6	$50,223	6	$58,363	7

Investments in Affiliates

We account for our share of unconsolidated real estate entities in which we have determined we are not the primary beneficiary in other income in the condensed consolidated statements of operations and as a single line item on our condensed consolidated balance sheets as investments in affiliates. At March 31, 2013, these entities were engaged in real estate development projects with total assets ranging from approximately $2.6 million to $48.1 million. Our proportionate share of the profits and losses of these entities depends on the ultimate operating results of the entities.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Additionally, we have investments in non-real estate affiliates that are accounted for using the equity method. The most significant of these investments is a 50% interest in a limited liability company which owns and operates an asphalt terminal in Nevada.

Our investments in affiliates balance consists of the following:

(in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Equity method investments in real estate affiliates	$19,979	$19,775	$16,725
Equity method investments in other affiliates	10,763	11,024	11,495
Total equity method investments	30,742	30,799	28,220
Cost method investments	—	—	2,752
Total investments in affiliates	$30,742	$30,799	$30,972

The breakdown by type and location of our interests in real estate affiliates accounted for under the equity method is summarized below:

	March 31, 2013		December 31, 2012		March 31, 2012
(dollars in thousands)	Amount	Number of Projects	Amount	Number of Projects	Amount	Number of Projects
Residential	$14,167	2	$13,813	2	$11,977	2
Commercial	5,812	3	5,962	3	4,748	3
Total	$19,979	5	$19,775	5	$16,725	5

Texas	$19,979	5	$19,775	5	$16,725	5
Total	$19,979	5	$19,775	5	$16,725	5

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a 100% combined basis:

(in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Total assets	$160,133	$166,112	$160,588
Net assets	90,605	92,106	88,138
Granite’s share of net assets	30,742	30,799	28,220

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Property and Equipment, net

Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net on our condensed consolidated balance sheets as follows:

(in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Equipment and vehicles	$760,717	$758,782	$728,407
Quarry property	180,506	180,567	177,274
Land and land improvements	125,301	125,961	125,596
Buildings and leasehold improvements	83,733	83,245	81,291
Office furniture and equipment	68,232	67,743	60,615
Property and equipment	1,218,489	1,216,298	1,173,183
Less: accumulated depreciation and depletion	740,823	734,820	731,051
Property and equipment, net	$477,666	$481,478	$442,132

9.	Intangible Assets

Indefinite-lived Intangible Assets:

Indefinite-lived intangible assets primarily consist of goodwill and use rights. Use rights of $0.4 million are included in other noncurrent assets on our condensed consolidated balance sheets as of March 31, 2013, December 31, 2012 and March 31, 2012.

The following table presents the goodwill balance by reporting segment:

(in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Construction	$28,297	$29,190	$6,936
Large Project Construction	23,182	24,115	850
Construction Materials	2,114	2,114	2,114
Total goodwill	$53,593	$55,419	$9,900

Amortized Intangible Assets:

Following is the breakdown of our amortized intangible assets that are included in other noncurrent assets on our condensed consolidated balance sheets:

March 31, 2013		Accumulated
(in thousands)	Gross Value	Amortization	Net Book Value
Permits	$29,713	$(11,149)	$18,564
Customer lists	4,398	(2,271)	2,127
Covenants not to compete	1,588	(1,549)	39
Acquired backlog	7,900	(1,707)	6,193
Trade name	4,100	(108)	3,992
Other	871	(767)	104
Total amortized intangible assets	$48,570	$(17,551)	$31,019

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2012		Accumulated
(in thousands)	Gross Value	Amortization	Net Book Value
Permits	$29,713	$(10,869)	$18,844
Customer lists	4,698	(2,170)	2,528
Covenants not to compete	1,588	(1,546)	42
Acquired backlog	8,400	—	8,400
Trade name	4,100	—	4,100
Other	871	(734)	137
Total amortized intangible assets	$49,370	$(15,319)	$34,051

March 31, 2012		Accumulated
(in thousands)	Gross Value	Amortization	Net Book Value
Permits	$29,713	$(8,589)	$21,124
Customer lists	2,198	(2,000)	198
Covenants not to compete	1,588	(1,510)	78
Other	871	(621)	250
Total amortized intangible assets	$34,370	$(12,720)	$21,650
Amortization expense related to these intangible assets for the three months ended March 31, 2013 and 2012 was $2.2 million and $1.1 million, respectively. Based on the amortized intangible assets balance at March 31, 2013, amortization expense expected to be recorded in the future is as follows: $7.2 million for the remainder of 2013; $2.4 million in 2014; $1.9 million in 2015; $1.8 million in 2016; $1.7 million in 2017; and $16.0 million thereafter.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Restructuring

We recorded net gains on restructuring of $0.5 million and $1.9 million during the three months ended March 31, 2013 and 2012, respectively. During 2013, we may record up to $8.0 million of restructuring charges, primarily related to previously planned consolidation efforts and assets to be held-for-sale as part of our Enterprise Improvement Plan. The ultimate amount and timing of future restructuring charges is subject to market conditions and our ability to negotiate sales of certain assets at prices acceptable to us.

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

As of March 31, 2013, we were in compliance with the covenants contained in our senior note agreements and Credit Agreement. We are not aware of any non-compliance by any of our unconsolidated entities with the covenants contained in their debt agreements. On March 1, 2013, one of our consolidated real estate entities was in default on a debt agreement as a result of its failure to make a required payment as we continued to negotiate the terms and conditions of an extension agreement with the lender subsequent to March 1, 2013. We reached an agreement and the default was cured on March 29, 2013. This event had no affect on our senior notes or borrowings, or our borrowing ability under our Credit Agreement loan.

12.	Weighted Average Shares Outstanding

A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net loss per share in the accompanying condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
(in thousands)	2013	2012
Weighted average shares outstanding:
Weighted average common stock outstanding	38,734	38,667
Less: weighted average unvested restricted stock outstanding	124	402
Total basic weighted average shares outstanding	38,610	38,265

Diluted weighted average shares outstanding:
Weighted average common stock outstanding, basic	38,610	38,265
Effect of dilutive securities:
Common stock options and restricted stock units[1]	—	—
Total weighted average shares outstanding assuming dilution	38,610	38,265
1Due to the net loss for the three months ended March 31, 2013 and 2012, restricted stock units and common stock options representing approximately 768,000 and 474,000 shares, respectively, have been excluded from the number of shares used in calculating diluted net loss per share for the respective periods, as their inclusion would be antidilutive.

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

14.	Equity

The following tables summarize our equity activity for the periods presented:

(in thousands)	Granite Construction Incorporated	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$829,953	$41,905	$871,858
Purchase of common stock[1]	(4,907)	—	(4,907)
Other transactions with shareholders[3]	5,657	—	5,657
Transactions with noncontrolling interests, net	—	192	192
Net (loss) income	(21,982)	2,156	(19,826)
Dividends on common stock	(5,045)	—	(5,045)
Balance at March 31, 2013	$803,676	$44,253	$847,929

(in thousands)
Balance at December 31, 2011	$799,197	$28,466	$827,663
Purchase of common stock[2]	(3,837)	—	(3,837)
Other transactions with shareholders[3]	2,714	—	2,714
Transactions with noncontrolling interests, net	—	(66)	(66)
Net (loss) income	(11,773)	3,086	(8,687)
Dividends on common stock	(5,021)	—	(5,021)
Balance at March 31, 2012	$781,280	$31,486	$812,766
1Represents 165,000 shares purchased in connection with employee tax withholding for shares/units granted under our Amended and Restated 1999 Equity Incentive Plan.
2Represents 122,000 shares purchased in connection with employee tax withholding for shares/units granted under our Amended and Restated 1999 Equity Incentive Plan.
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

In the ordinary course of business, we are involved in various legal proceedings that are pending against us and our affiliates alleging, among other things, breach of contract or tort in connection with the performance of professional services, the various outcomes of which cannot be predicted with certainty. The most significant of these proceedings are as follows:

•
US Highway 20 Project: Our wholly owned subsidiaries, Granite Construction Company (“GCCO”) and Granite Northwest, Inc., are members of a joint venture known as Yaquina River Constructors (“YRC”) which was contracted by the Oregon Department of Transportation (“ODOT”) to construct a new road alignment of US Highway 20 near Eddyville, Oregon. During the fall and winter of 2006, extraordinary rain events produced runoff that overwhelmed installed erosion control measures and resulted in discharges to surface water and alleged violations of YRC’s stormwater permit. During 2012, ODOT and YRC reached a settlement agreement that ended YRC’s responsibility to construct the project. Also during 2012, YRC, GCCO, the United States Environmental Protection Agency and the U.S. Department of Justice (“DOJ”) entered into a consent decree, which provides for a civil penalty payment after entry of the decree by the court and environmental monitoring by GCCO of certain Oregon projects. GCCO paid the civil penalty in the first quarter of 2013.

•
Investigation Related to Grand Avenue Project Disadvantaged Business Enterprise (“DBE”) Issues: On March 6, 2009, the U.S. Department of Transportation, Office of Inspector General served upon our wholly-owned subsidiary, Granite Construction Northeast, Inc. (“Granite Northeast”), a United States District Court Eastern District of New York Grand Jury subpoena to produce documents. The subpoena sought all documents pertaining to the use of a DBE firm (the “Subcontractor”), and the Subcontractor’s use of a non-DBE lower tier subcontractor/consultant, on the Grand Avenue Bus Depot and Central Maintenance Facility for the Borough of Queens Project (the “Grand Avenue Project”), a Granite Northeast project. The subpoena sought any documents regarding the use of the Subcontractor as a DBE on any other projects and any other documents related to the Subcontractor or to the lower-tier subcontractor/consultant. Granite Northeast produced the requested documents, together with other requested information. Subsequently, Granite Northeast was informed by the DOJ that it is a subject of the investigation, along with others. In January 2013, Granite Northeast met with Assistant United States Attorneys from the DOJ, along with other federal and state agencies (the “Agencies”), to discuss the status of the government’s criminal investigation of the Grand Avenue Project participants and some of their representatives, including Granite Northeast. In addition to the documents produced in response to the Grand Jury subpoena, Granite Northeast has provided information to the Agencies concerning other projects for which Granite Northeast has claimed DBE credit. Granite Northeast is fully cooperating with the Agencies’ investigation. We cannot, however, rule out the possibility of actions being brought against Granite Northeast which could result in civil, criminal, and/or administrative penalties or sanctions. Beyond the amount accrued for this matter, Granite is unable to estimate at this time any additional losses that it may incur. However, under certain circumstances the resolution of the matters under investigation could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations and/or liquidity.

•
Other Legal Proceedings/Government Inquiries: We are a party to a number of other legal proceedings arising in the normal course of business. From time to time, we also receive inquiries from public agencies seeking information concerning our compliance with government construction contracting requirements and related laws and regulations. We believe that the nature and number of these proceedings and compliance inquiries are typical for a construction firm of our size and scope. Our litigation typically involves claims regarding public liability or contract related issues. While management currently believes, after consultation with counsel, that the ultimate outcome of pending proceedings and compliance inquiries, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows, litigation is subject to inherent uncertainties. Were one or more unfavorable rulings to occur, there exists the possibility of a material adverse effect on our financial position, results of operations, cash flows and/or liquidity for the period in which the ruling occurs. In addition, our government contracts could be terminated, we could be suspended or debarred, or payment of our costs could be disallowed. While any one of our pending legal proceedings is subject to early resolution as a result of our ongoing efforts to settle, whether or when any legal proceeding will be resolved through settlement is neither predictable nor guaranteed.

We record amounts in our condensed consolidated balance sheets representing our estimated liability relating to legal proceedings and government inquiries. During the three months ended March 31, 2013 and 2012, there were no significant additions or revisions to the estimated liability that were recorded in our condensed consolidated statements of operations, or significant changes to our accrual for such litigation loss contingencies on our condensed consolidated balance sheets.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	Business Segment Information

Our reportable segments are: Construction, Large Project Construction, Construction Materials and Real Estate.

The Construction segment performs various construction projects with a large portion of the work focused on new construction and improvement of streets, roads, highways, bridges, site work and other infrastructure projects. These projects are typically bid-build projects completed within two years with a contract value of less than $75 million.

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

The Real Estate segment develops, operates, and sells real estate related projects and provides real estate services for the Company’s operations. The Real Estate segment’s current portfolio consists of residential, retail and office site development projects for sale to home and commercial property developers in Washington, California and Texas. In October 2010, we announced our Enterprise Improvement Plan that includes plans to orderly divest of our real estate investment business consistent with our strategy to focus on our core business.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies contained in our 2012 Annual Report on Form 10-K. We evaluate segment performance based on gross profit or loss, and do not include overhead and non-operating income or expense. Segment assets include property and equipment, intangibles, goodwill, inventory, equity in construction joint ventures and real estate held for development and sale.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized segment information is as follows:

	Three Months Ended March 31,
(in thousands)	Construction	Large Project Construction	Construction Materials	Real Estate	Total
2013
Total revenue from reportable segments	$177,119	$171,714	$38,389	$121	$387,343
Elimination of intersegment revenue	—	—	(8,639)	—	(8,639)
Revenue from external customers	177,119	171,714	29,750	121	378,704
Gross profit (loss)	13,201	22,721	(5,974)	110	30,058
Depreciation, depletion and amortization	5,659	1,976	5,565	—	13,200
Segment assets	161,483	234,106	352,874	50,303	798,766
2012
Total revenue from reportable segments	$117,946	$163,928	$31,009	$2,663	$315,546
Elimination of intersegment revenue	—	—	(5,386)	—	(5,386)
Revenue from external customers	117,946	163,928	25,623	2,663	310,160
Gross profit (loss)	8,580	22,249	(5,950)	57	24,936
Depreciation, depletion and amortization	3,580	1,268	7,378	—	12,226
Segment assets	114,079	102,393	368,095	58,363	642,930

A reconciliation of segment gross profit to consolidated loss before benefit from income taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2013	2012
Total gross profit from reportable segments	$30,058	$24,936
Selling, general and administrative expenses	57,659	45,090
Gain on restructuring	498	1,902
Gain on sales of property and equipment	1,087	1,917
Other (expense) income, net	(2,837)	4,116
Loss before benefit from income taxes	$(28,853)	$(12,219)

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.	Acquisition

On December 28, 2012, we signed a definitive agreement to acquire 100% of the outstanding shares of Kenny, a national contractor and construction manager based in Northbrook, Illinois for $141.1 million. The acquisition was effective December 31, 2012 and was funded through cash on hand and $70.0 million of proceeds from borrowings under Granite’s existing revolving credit facility. In accordance with the terms of the agreement, we expect to pay approximately $8.5 million in post-closing adjustments during the second quarter of 2013. These post-closing adjustments are reflected in the purchase price and are included in accrued and other current liabilities on our condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012.

The acquired business operates under the name Kenny Construction Company (“Kenny”) as a wholly owned subsidiary of Granite Construction Incorporated. Kenny operates in the tunneling, electrical power and underground businesses. Their underground business utilizes cutting-edge trenchless construction technologies and processes. This acquisition expands our presence in these markets and enables us to leverage our capabilities and geographic footprint. Kenny has approximately 475 employees and a network of 12 offices in North America.  We have accounted for this transaction in accordance with ASC Topic 805, Business Combinations (“ASC 805”).

Purchase Price Allocation
In accordance with ASC 805, a preliminary allocation of the purchase price was made to the net tangible and identifiable intangible assets based on their estimated fair values as of December 31, 2012. During the three months ended March 31, 2013, we adjusted the preliminary values assigned to certain assets and liabilities to reflect additional information obtained by $1.8 million. The opening balance sheet has been adjusted to reflect these changes, the most significant of which included an increase of $1.1 million to property and equipment. These adjustments are subject to revision, which may result in adjustments to the values presented below. We expect to finalize these amounts within 12 months from the acquisition date and do not expect any adjustments to be material. The following table presents the adjusted purchase price allocation (in thousands):

Cash and cash equivalents		$53,185
Receivables		88,725
Costs and estimated earnings in excess of billings		444
Inventories		731
Equity in construction joint ventures		7,808
Other current assets		6,039
Property and equipment, net		52,267
Identifiable intangible assets:
Acquired backlog	7,900
Customer list	2,200
Trade name	4,100
Total identifiable intangible assets		14,200
Total identifiable assets acquired		223,399
Accounts payable		43,748
Billings in excess of costs and estimated earnings		50,098
Accrued expenses and other current liabilities		16,806
Noncontrolling interests		15,326
Net identifiable assets acquired		97,421
Goodwill		43,693
Purchase price		$141,114

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible assets
Intangible assets include backlog, customer relationships and trade name. We amortize the fair values of acquired backlog intangible assets based on the associated project’s percent complete, and use the straight-line method over assets’ estimated useful lives for other intangible assets. During the three months ended March 31, 2013, we recorded amortization expense associated with the acquired intangible assets of $1.7 million in cost of revenue of our Construction segment and $0.2 million in selling, general and administrative expenses on our condensed consolidated statements of operations. The estimated useful lives for backlog and customer relationships range from 1 to 8 years and represent existing contracts and the underlying customer relationships. Trade names represent the fair values of the acquired trade names and trademarks. The estimated useful lives of the trade names are 10 years. The identifiable intangible assets are expected to be deductible for income tax purposes.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The factors that contributed to the recognition of goodwill from the acquisition of Kenny include acquiring a workforce with capabilities in the power, tunnel and underground markets, cost savings opportunities and the significant synergies expected to arise. The $43.7 million of goodwill that resulted from this acquisition is included in our Construction and Large Project Construction segments - see Note 9. The goodwill is expected to be deductible for income tax purposes.

In connection with the acquisition, Kenny became a guarantor of our obligations under the Credit Agreement and outstanding senior notes and pledged substantially all of its assets to collateralize such obligations, in each case on substantially the same terms as our other subsidiaries that are guarantors of such obligations.

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

Overview

We are one of the largest diversified heavy civil contractors and construction materials producers in the United States, engaged in the construction and improvement of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, trenchless and underground utilities, electrical utilities, tunnels, dams and other infrastructure-related projects. We own aggregate reserves and plant facilities to produce construction materials for use in our construction business and for sale to third parties. We also operate a real estate investment and development company. Our permanent offices are located in Alaska, Arizona, California, Colorado, Florida, Illinois, Nevada, New York, Pennsylvania, Texas, Utah and Washington. We have four reportable business segments: Construction, Large Project Construction, Construction Materials and Real Estate (see Note 16 of “Notes to the Condensed Consolidated Financial Statements”). In October 2010, we announced our Enterprise Improvement Plan that includes business plans to orderly divest of our real estate investment business consistent with our business strategy to focus on our core business.

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

Our market sector information reflects four groups defined as follows: 1) California; 2) Northwest, which primarily includes offices in Alaska, Nevada, Utah and Washington; 3) East, which primarily includes offices in Arizona, Florida, New York and Texas; and 4) Kenny, which primarily includes offices in Colorado, Illinois, and Pennsylvania.  Each of these groups includes operations from our Construction and Large Project Construction lines of business. Our California, Northwest and East groups include operations from our Construction Materials line of business. A project’s results are reported in the group that is responsible for the project, not necessarily the geographic area where the work is located. In some cases, the operations of a group include the results of work performed outside of that geographic region.

Current Economic Environment and Outlook

We are pleased with the quality and size of our Large Project Construction backlog and the significant amount of large projects out to bid across the country. We continue, however, to operate in a highly competitive bidding environment, especially throughout our Construction segment markets. Competition coupled with funding issues for public sector infrastructure projects and weak demand for commercial and residential development in many of our markets may impact our ability to grow Construction segment backlog and increase profitability. While we expect these challenging conditions to persist through most of 2013, we are encouraged by recent improvements in the private sector across the country, that have the potential to positively impact our business beginning in late 2013. In addition, we are proactively seeking opportunities through our acquisition of Kenny and in our traditional markets while leveraging our capabilities and further diversifying into the rail, power, tunnel, water, industrial and federal government markets. We are also optimistic that the Transportation Infrastructure Financing and Innovation Act, authorized in the 2012 federal highway bill, will help facilitate and accelerate several projects that would not have moved forward otherwise.

In December of 2012, Granite’s joint venture teams were selected to build the $3.1 billion Tappan Zee Bridge project in New York and the $849.0 million design-build IH-35E project in Texas. The Tappan Zee project was awarded in January 2013 and Granite’s 23.3% share was booked into backlog in the first quarter of 2013. The IH-35E project is expected to be awarded in the second quarter of 2013 at which time Granite’s 35% share is expected to be booked into Large Project Construction contract backlog. In addition, Granite was the low bidder on the $130 million I-440 reconstruction project in North Carolina that is expected to be booked into contract backlog in the second quarter of 2013.

During 2013, we may record up to $8.0 million of restructuring charges, primarily related to previously planned consolidation efforts and assets to be held-for-sale as part of our Enterprise Improvement Plan (“EIP”). The majority of restructuring charges associated with the EIP were recorded in 2010. The ultimate amount and timing of future restructuring charges is subject to our ability to negotiate sales of certain assets at prices acceptable to us.

Results of Operations

Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

Comparative Financial Summary	Three Months Ended March 31,
(in thousands)	2013	2012
Total revenue	$378,704	$310,160
Gross profit	30,058	24,936
Operating loss	(26,016)	(16,335)
Total other (expense) income	(2,837)	4,116
Amount attributable to noncontrolling interests	(2,156)	(3,086)
Net loss attributable to Granite Construction Incorporated	(21,982)	(11,773)

Revenue

Total Revenue by Segment	Three Months Ended March 31,
(dollars in thousands)	2013		2012
Construction	$177,119	46.7%	$117,946	38.0%
Large Project Construction	171,714	45.4	163,928	52.8
Construction Materials	29,750	7.9	25,623	8.3
Real Estate	121	—	2,663	0.9
Total	$378,704	100.0%	$310,160	100.0%

Construction Revenue	Three Months Ended March 31,
(dollars in thousands)	2013		2012
California:
Public sector	$62,337	35.1%	$67,413	57.1%
Private sector	15,441	8.7	7,883	6.7
Northwest:
Public sector	18,044	10.2	16,810	14.3
Private sector	15,324	8.7	13,294	11.3
East:
Public sector	8,489	4.8	10,550	8.9
Private sector	4,186	2.4	1,996	1.7
Kenny:
Public sector	11,866	6.7	—	—
Private sector	41,432	23.4	—	—
Total	$177,119	100.0%	$117,946	100.0%

Construction revenue for the three months ended March 31, 2013 increased by $59.2 million, or 50.2%, compared to the same period in 2012. The increase in Construction revenues was primarily due to the acquisition of Kenny in December 2012 as well as increases in private sector revenue in California due to entering the year with greater backlog.

Large Project Construction Revenue[1]	Three Months Ended March 31,
(dollars in thousands)	2013		2012
California	$34,493	20.1%	$20,126	12.3%
Northwest	35,481	20.7	43,516	26.5
East	91,297	53.1	100,286	61.2
Kenny	10,443	6.1	—	—
Total	$171,714	100.0%	$163,928	100.0%
1For the periods presented, Large Project Construction revenue was earned from the public sector.

Large Project Construction revenue for the three months ended March 31, 2013 increased by $7.8 million, or 4.7%, compared to the same period in 2012 primarily due to progress on California group jobs and the impact of the acquisition of Kenny in December 2012. The increases were partially offset by decreases in the Northwest and East group revenues due to ongoing projects nearing completion while new projects were just beginning.

Construction Materials Revenue	Three Months Ended March 31,
(dollars in thousands)	2013		2012
California	$20,561	69.2%	$19,327	75.4%
Northwest	3,969	13.3	3,015	11.8
East	5,220	17.5	3,281	12.8
Total	$29,750	100.0%	$25,623	100.0%

Construction Materials revenue for the three months ended March 31, 2013 increased by $4.1 million, or 16.1%, compared to the same period in 2012. Despite the increases in revenue, the construction materials business continues to be impacted by the weakness in the commercial and residential development markets.

Real Estate Revenue

Real Estate revenue decreased $2.5 million for the three months ended March 31, 2013 compared to the same period in 2012. The decrease was primarily attributable to the sale of a commercial property in California during the first quarter of 2012 with no corresponding sales in 2013. Factors that contribute to fluctuations in revenue include national and local market conditions, entitlement status of properties and buyers access to capital. Additionally, as we execute on our EIP, we have less real estate for sale.

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

The following tables illustrate our contract backlog as of the respective dates:

Total Contract Backlog by Segment
(dollars in thousands)	March 31, 2013		December 31, 2012		March 31, 2012
Construction	$740,259	30.8%	$629,898	36.9%	$622,240	29.9%
Large Project Construction	1,660,056	69.2	1,077,417	63.1	1,460,674	70.1
Total	$2,400,315	100.0%	$1,707,315	100.0%	$2,082,914	100.0%

Construction Contract Backlog
(dollars in thousands)	March 31, 2013		December 31, 2012		March 31, 2012
California:
Public sector	$330,484	44.6%	$252,070	40.1%	$349,013	56.1%
Private sector	38,676	5.2	42,622	6.8	10,224	1.6
Northwest:
Public sector	212,305	28.8	153,146	24.3	177,842	28.6
Private sector	15,806	2.1	24,085	3.8	51,395	8.3
East:
Public sector	11,894	1.6	14,723	2.3	32,052	5.2
Private sector	4,503	0.6	3,880	0.6	1,714	0.2
Kenny:
Public sector	49,071	6.6	37,153	5.9	—	—
Private sector	77,520	10.5	102,219	16.2	—	—
Total	$740,259	100.0%	$629,898	100.0%	$622,240	100.0%

Construction contract backlog of $740.3 million at March 31, 2013 was $110.4 million, or 17.5%, higher than at December 31, 2012 and $118.0 million, or 19.0%, higher than at March 31, 2012. The increase from December 31, 2012 was primarily due to new awards in the California and Northwest public sectors, partially offset by progress on existing projects. New awards during the three months ended March 31, 2013 included two highway improvement projects of $37.6 million and $38.4 million, both in California. The increase from March 31, 2012 was primarily due to the acquisition of Kenny contract backlog, partially offset by progress on existing projects. In addition, the increase included new awards from the Northwest public sector as well as from the renewable energy market in the California private sector.

Large Project Construction Contract Backlog[1]
(dollars in thousands)	March 31, 2013		December 31, 2012		March 31, 2012
California	$116,755	7.0%	$140,685	13.1%	$201,077	13.8%
Northwest	157,016	9.5	192,285	17.8	396,034	27.1
East	1,181,537	71.2	526,854	48.9	863,563	59.1
Kenny	204,748	12.3	217,593	20.2	—	—
Total	$1,660,056	100.0%	$1,077,417	100.0%	$1,460,674	100.0%
1For all dates presented, Large Project Construction contract backlog is primarily related to contracts with public agencies. As of December 31, 2012 $73.2 million of Large Project Construction contract backlog related to Kenny was reclassified to public sector.

Large Project Construction contract backlog of $1.7 billion at March 31, 2013 was $582.6 million, or 54.1%, higher than at December 31, 2012, and $199.4 million, or 13.6%, higher than at March 31, 2012. The increases from December 31, 2012 and from March 31, 2012 were primarily due to the award of the Tappan Zee Bridge project in the East, partially offset by progress on existing projects. The increase from March 31, 2012 was also due to the acquisition of Kenny contract backlog.

Noncontrolling interests included in Large Project Construction contract backlog as of March 31, 2013, December 31, 2012, and March 31, 2012 were $96.2 million, $112.8 million and $138.0 million, respectively.

Gross Profit (Loss)

The following table presents gross profit (loss) by business segment for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Construction	$13,201	$8,580
Percent of segment revenue	7.5%	7.3%
Large Project Construction	22,721	22,249
Percent of segment revenue	13.2	13.6
Construction Materials	(5,974)	(5,950)
Percent of segment revenue	(20.1)	(23.2)
Real Estate	110	57
Percent of segment revenue	90.9	2.1
Total gross profit	$30,058	$24,936
Percent of total revenue	7.9%	8.0%

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

The following table presents revenue from projects that have not yet reached our profit recognition threshold:

	Three Months Ended March 31,
(in thousands)	2013	2012
Construction	$10,056	$10,248
Large Project Construction	10,839	18,286
Total revenue from contracts with deferred profit	$20,895	$28,534

We do not recognize revenue from contract claims until we have a signed agreement and payment is assured, nor do we recognize revenue from contract change orders until the owner has agreed to the change order in writing. However, we do recognize the costs related to any contract claims or pending change orders when such costs are incurred, and we revise estimated total costs as soon as the obligation to perform is determined. As a result, our gross profit as a percent of revenue can vary depending on the magnitude and timing of the settlement of claims and change orders.

When we experience significant contract forecast changes, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as a change in estimate for the current period. In our review of these changes for the three months ended March 31, 2013 and 2012, we did not identify any material amounts that should have been recorded in a prior period.

Construction gross profit for the three months ended March 31, 2013 increased $4.6 million, or 53.9%, compared to the same period in 2012. Construction gross profit as a percent of segment revenue for the three months ended March 31, 2013 increased to 7.5% from 7.3% in the same period in 2012. The increases were primarily due to $5.3 million in gross profit from Kenny operations that are reflected in the 2013 results and not in 2012.

Large Project Construction gross profit and gross profit as a percent of segment revenue remained relatively unchanged for the three months ended March 31, 2013 compared to the same period in 2012.

Construction Materials and Real Estate gross profit remained relatively unchanged for the three months ended March 31, 2013 compared to the same period in 2012 as residential, commercial and private markets remained depressed.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Selling
Salaries and related expenses	$11,465	$9,827
Other selling expenses	2,004	2,028
Total selling	13,469	11,855
General and administrative
Salaries and related expenses	16,874	13,813
Incentive compensation	1,850	1,204
Restricted stock amortization and related expenses	6,960	5,096
Other general and administrative expenses	18,506	13,122
Total general and administrative	44,190	33,235
Total selling, general and administrative	$57,659	$45,090
Percent of revenue	15.2%	14.5%

Selling, general and administrative expenses for the three months ended March 31, 2013 increased $12.6 million, or 27.9%, compared to the same period in 2012.

Selling Expenses
Selling expenses include the costs for aggregate permits, business development, estimating and bidding. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses during the three months ended March 31, 2013 increased $1.6 million, or 13.6%, compared to the same period in 2012 primarily due to the addition of expenses associated with Kenny employees.

General and Administrative Expenses
General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. These costs include variable cash and restricted stock performance-based incentives for select management personnel on which our compensation strategy heavily relies. The cash portion of these incentives is expensed when earned while the restricted stock portion is expensed as earned over the vesting period of the restricted stock award (generally three years). Other general and administrative expenses include changes in the fair market value of our Non-Qualified Deferred Compensation plan liability, depreciation, information technology, occupancy, office supplies, outside services, training, travel and entertainment and other miscellaneous expenses none of which individually exceeded 10% of total general and administrative expenses.

Total general and administrative expenses for the three months ended March 31, 2013 increased $11.0 million, or 33.0%, compared to the same period in 2012 primarily due to an increase of $3.1 million, or 22.2%, in salaries and related expenses and an increase of $5.4 million, or 41.0%, in other general and administrative expenses. The increase in salaries and related expenses during 2013 was primarily due to the addition of $2.1 million in salaries and related expenses associated with Kenny employees. The increase in other general and administrative expenses was primarily due to $3.0 million of Kenny expenses and a $1.4 million increase in consulting fees and Kenny integration costs.

Other Income (Expense)

The following table presents the components of other income (expense) for the respective periods:

	Three Months Ended March 31,
(in thousands)	2013	2012
Interest income	$129	$1,044
Interest expense	(3,646)	(3,182)
Equity in loss of affiliates	(423)	(617)
Other income, net	1,103	6,871
Total other (expense) income	$(2,837)	$4,116

The $5.9 million decrease in other income for the three months ended March 31, 2013 when compared to the same period in 2012, was primarily due to a $5.3 million gain related to the sale of gold, a by-product of aggregate production, in 2012 that did not occur in 2013.

Income Taxes

The following table presents the benefit from income taxes for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Benefit from income taxes	$(9,027)	$(3,532)
Effective tax rate	31.3%	28.9%

We calculate our income tax provision at the end of each interim period by estimating our annual effective tax rate and applying that rate to our year-to-date ordinary earnings. The effect of changes in enacted tax laws, tax rates or tax status is recognized in the interim period in which the change occurs.

Our effective tax rate remained relatively unchanged for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Noncontrolling Interests

The following table presents the amount attributable to noncontrolling interests in consolidated subsidiaries for the respective periods:

	Three Months Ended March 31,
(in thousands)	2013	2012
Amount attributable to noncontrolling interests	$(2,156)	$(3,086)

The amount attributable to noncontrolling interests represents the noncontrolling owners’ share of the income or loss of our consolidated construction joint ventures and real estate development entities.

Certain Legal Proceedings

As discussed in Note 15 to the unaudited condensed consolidated financial statements included in this report, under certain circumstances the resolution of certain legal proceedings to which we are subject could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations, cash flows and/or liquidity.

Liquidity and Capital Resources

We believe our cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations through the next twelve months. We maintain a collateralized revolving credit facility of $215.0 million, of which $145.0 million was available at March 31, 2013, primarily to provide capital needs to fund growth opportunities, either internally or generated through acquisition (see “Credit Agreement” section below for further discussion). We do not anticipate that this credit facility will be required to fund future working capital needs associated with our existing operations. If we experience a prolonged change in our business operating results or make a significant acquisition, we may need to acquire additional sources of financing, which, if available, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements.

The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated joint ventures, as of the respective dates:

(in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Cash and cash equivalents excluding consolidated joint ventures	$162,035	$216,125	$156,803
Consolidated construction joint venture cash and cash equivalents[1]	98,738	105,865	69,423
Total consolidated cash and cash equivalents	260,773	321,990	226,226
Short-term and long-term marketable securities[2]	102,799	111,430	140,558
Total cash, cash equivalents and marketable securities	$363,572	$433,420	$366,784

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

Our cash and cash equivalents consisted of commercial paper, deposits and money market funds held with established national financial institutions. Marketable securities consist of U.S. government and agency obligations, commercial paper, municipal bonds and corporate bonds. Cash and cash equivalents held by our consolidated joint ventures represent the working capital needs of each joint venture’s project. The decision to distribute joint venture cash must generally be made jointly by all of the partners and, accordingly, these funds generally are not available for the working capital or other liquidity needs of Granite until distributed.

Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends on our capital stock.  We may also from time to time prepay or repurchase outstanding indebtedness, and acquire assets or businesses that are complementary to our operations, such as with the acquisition of Kenny in December 2012.

Cash Flows	Three Months Ended March 31,
(in thousands)	2013	2012
Net cash (used in) provided by:
Operating activities	$(54,653)	$(22,873)
Investing activities	3,429	3,377
Financing activities	(9,993)	(11,268)

Cash flows from operating activities result primarily from our earnings or losses, and are also impacted by changes in operating assets and liabilities which consist primarily of working capital balances. As a large heavy civil contractor and construction materials producer, our operating cash flows are subject to the seasonality of our business and the cycles associated with winning, performing and closing projects, including the timing related to funding construction joint ventures and the resolution of uncertainties inherent in the complex nature of the work that we perform.

Cash used in operating activities of $54.7 million for the three months ended March 31, 2013 represents a $31.8 million increase from the amount of cash used in operating activities during the same period in 2012. The increase was partially attributable to the increase in our net loss in the three month period in 2013 to $19.8 million, as compared to the loss of $8.7 million experienced in the same period in 2012. In addition, we funded net contributions of $14.4 million in equity in construction joint ventures during the three months ended March 31, 2013, as opposed to receiving net distributions from construction joint ventures of $11.4 million during the same period in 2012.

Cash provided by investing activities for the three months ended March 31, 2013 remained relatively unchanged compared to the same period in 2012. The changes in our marketable securities transactions during the three months ended March 31, 2013 when compared to 2012 were a result of our cash management activities that are generally based on the Company’s cash flow requirements and/or as investments mature. There were no unusual investing activities related to our cash management practices during the first quarter of 2013.

Cash used in financing activities for the three months ended March 31, 2013 decreased $1.3 million compared to the same period in 2012. The decrease was primary driven by a $2.5 million decrease in long-term debt principal payments associated with our real estate entities as we progress on the EIP.

Capital Expenditures

During the three months ended March 31, 2013, we had capital expenditures of $10.0 million compared to $9.2 million during the same period in 2012. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate investing between $40.0 million and $60.0 million in capital expenditures during 2013. During the year ended December 31, 2012, we had capital expenditures of $37.6 million.

Credit Agreement

We have a $215.0 million committed revolving credit facility, with a sublimit for letters of credit of $100.0 million (the “Credit Agreement”), which expires October 11, 2016, of which $145.0 million was available at March 31, 2013. Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on certain financial ratios calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin is based upon certain financial ratios calculated quarterly. The applicable margin was 2.25% for loans bearing interest based on LIBOR and 1.25% for loans bearing interest at the base rate at March 31, 2013. Accordingly, the effective interest rate was between 2.28% and 4.25% at March 31, 2013. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Credit Agreement’s maturity date. Borrowings at a LIBOR rate have a term no less than one month and no greater than one year. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a LIBOR rate with similar terms, not to exceed the maturity date of the Credit Agreement. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are collateralized on an equivalent basis with the obligations under the 2013 Notes and the 2019 Notes (each defined below) by first priority liens (subject only to other liens permitted under the Credit Agreement) on substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement. At March 31, 2013 and December 31, 2012, there was a revolving loan of $70.0 million outstanding under the Credit Agreement related to financing the Kenny acquisition, the balance of which is included in long-term debt on our condensed consolidated balance sheet. In addition, there were standby letters of credit totaling approximately $10.3 million. The letters of credit will expire between August 2013 and March 2014.

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

Senior Notes Payable

As of March 31, 2013, senior notes payable in the amount of $8.3 million were due to a group of institutional holders in May 2013 and bear interest at 6.96% per annum (“2013 Notes”). In addition, senior notes payable in the amount of $200.0 million were due to a second group of institutional holders in five equal annual installments beginning in 2015 and bear interest at 6.11% per annum (“2019 Notes”).

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

Surety Bonds and Real Estate Mortgages

We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At March 31, 2013, approximately $2.3 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

A significant portion of our real estate held for development and sale is subject to mortgage indebtedness. All of this indebtedness is non-recourse to Granite but is recourse to the real estate entities that incurred the indebtedness. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entities to repay portions of the debt. During the three months ended March 31, 2013, the principal amount of debt of our real estate entities secured by mortgages was $11.7 million, of which $4.1 million was included in current liabilities and $7.6 million was included in long-term liabilities on our consolidated balance sheet.

Covenants and Events of Default

The most significant restrictive covenants under the terms of our 2013 NPA, 2019 NPA and Credit Agreement require the maintenance of a minimum Consolidated Tangible Net Worth, a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. The calculations and terms of such financial covenants are defined in the Credit Agreement filed as Exhibit 10.1 to our Form 10-Q filed November 7, 2012 and in the applicable 2013 NPA and 2019 NPA agreements filed as Exhibit 10.6 and Exhibit 10.7 to our Form 10-Q filed November 7, 2012. As of March 31, 2013 and pursuant to the definitions in the agreements, our Consolidated Tangible Net Worth was $734.3 million, which exceeded the minimum of $682.2 million, the Consolidated Interest Coverage Ratio was 11.71, which exceeded the minimum of 4.00 and the Consolidated Leverage Ratio was 1.91, which did not exceed the maximum of 3.25 for the Credit Agreement and the maximum of 3.50 for the 2013 NPA and 2019 NPA. The maximum Consolidated Leverage Ratio for the Credit Agreement and 2019 NPA decreases to 3.00 and 3.25, respectively, for the quarter ending December 31, 2013, and each quarter ending thereafter. During any Collateral Release Period, the maximum Consolidated Leverage Ratio decreases to 2.50.

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

As of March 31, 2013, we were in compliance with the covenants contained in our senior note agreements and Credit Agreement. We are not aware of any non-compliance by any of our unconsolidated entities with the covenants contained in their debt agreements. On March 1, 2013, one of our consolidated real estate entities was in default on a debt agreement as a result of its failure to make a required payment as we continued to negotiate the terms and conditions of an extension agreement with the lender subsequent to March 1, 2013. We reached an agreement and the default was cured on March 29, 2013. This event had no affect on our senior notes or borrowings, or our borrowing ability under our Credit Agreement loan.

Share Purchase Program

In 2007, our Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion. As of March 31, 2013, $64.1 million was available for purchase. We did not purchase shares under the share purchase program in any of the periods presented.

Recent Accounting Pronouncements

See Note 1 of the “Notes to the Condensed Consolidated Financial Statements” for a description of recent accounting pronouncements, including the expected dates of adoption and effects on our condensed consolidated balance sheets, statements of operations and statements of cash flows.

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

There has been no significant change in our exposure to market risks since December 31, 2012.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out, as of March 31, 2013, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the first quarter of 2013, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The description of the matters set forth in Part I, Item 1 of this Report under “Note 15 - Legal Proceedings” is incorporated herein by reference.

Item 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2013, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended March 31, 2013:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
January 1, 2013 through January 31, 2013	6,085	$33.62	—	$64,065,401
February 1, 2013 through February 28, 2013	73	$36.20	—	$64,065,401
March 1, 2013 through March 31, 2013	158,742	$31.34	—	$64,065,401
	164,900	$31.42	—
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

Item 5.	OTHER INFORMATION

Not Applicable.

Item 6. EXHIBITS

10.1	†	Amendment No. 1 to Executive Retention and Service Plan II
31.1	†	Certification of Principal Executive Officer
31.2	†	Certification of Principal Financial Officer
32	††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	†	Mine Safety Disclosure
101.INS	†	XBRL Instance Document
101.SCH	†	XBRL Taxonomy Extension Schema
101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	†	XBRL Taxonomy Extension Definition Linkbase
101.LAB	†	XBRL Taxonomy Extension Label Linkbase
101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase

	†	Filed herewith
	††	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date:	May 9, 2013	By:	/s/ Laurel J. Krzeminski
Laurel J. Krzeminski
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)