Form 10-Q
period 2013-06-30
GRANITE CONSTRUCTION INC
filed 2013-08-02
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 22, 2013.

Class	Outstanding
Common Stock, $0.01 par value	38,874,400 shares

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)
	June 30, 2013	December 31, 2012	June 30, 2012
ASSETS
Current assets
Cash and cash equivalents ($63,806, $105,865 and $67,685 related to consolidated construction joint ventures (“CCJVs”))	$247,833	$321,990	$237,951
Short-term marketable securities	21,271	56,088	43,260
Receivables, net ($59,807, $43,902 and $26,903 related to CCJVs)	336,418	325,529	272,562
Costs and estimated earnings in excess of billings	63,341	34,116	69,688
Inventories	68,905	59,785	67,503
Real estate held for development and sale	50,697	50,223	57,367
Deferred income taxes	36,687	36,687	38,571
Equity in construction joint ventures	148,727	105,805	107,821
Other current assets	35,651	31,834	20,436
Total current assets	1,009,530	1,022,057	915,159
Property and equipment, net ($34,891, $41,114 and $6,919 related to CCJVs)	471,265	481,478	439,664
Long-term marketable securities	55,225	55,342	45,800
Investments in affiliates	31,421	30,799	28,521
Goodwill	53,598	55,419	9,900
Other noncurrent assets	80,365	84,392	68,603
Total assets	$1,701,404	$1,729,487	$1,507,647

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$20	$8,353	$9,102
Current maturities of non-recourse debt	2,147	10,707	16,328
Accounts payable ($18,297, $34,536 and $31,135 related to CCJVs)	188,124	202,541	186,290
Billings in excess of costs and estimated earnings ($72,094, $72,490 and $17,979 related to CCJVs)	144,044	139,692	75,629
Accrued expenses and other current liabilities ($9,153, $8,312 and $3,027 related to CCJVs)	200,521	169,979	155,322
Total current liabilities	534,856	531,272	442,671
Long-term debt	270,148	270,148	200,168
Long-term non-recourse debt	7,354	922	4,641
Other long-term liabilities	46,817	47,124	47,393
Deferred income taxes	8,055	8,163	3,644
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding 38,852,463 shares as of June 30, 2013, 38,730,665 shares as of December 31, 2012 and 38,684,540 shares as of June 30, 2012	389	387	387
Additional paid-in capital	121,368	117,422	112,815
Retained earnings	682,610	712,144	667,278
Total Granite Construction Incorporated shareholders’ equity	804,367	829,953	780,480
Noncontrolling interests	29,807	41,905	28,650
Total equity	834,174	871,858	809,130
Total liabilities and equity	$1,701,404	$1,729,487	$1,507,647
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
Construction	$308,602	$245,113	$485,720	$363,059
Large Project Construction	181,371	228,799	353,086	392,727
Construction Materials	60,185	63,349	89,935	88,972
Real Estate	4	2,354	125	5,017
Total revenue	550,162	539,615	928,866	849,775
Cost of revenue
Construction	283,448	227,152	447,367	336,518
Large Project Construction	159,283	200,560	308,278	342,239
Construction Materials	56,231	58,349	91,955	89,922
Real Estate	3	1,638	13	4,244
Total cost of revenue	498,965	487,699	847,613	772,923
Gross profit	51,197	51,916	81,253	76,852
Selling, general and administrative expenses	46,454	40,806	104,112	85,882
Gain on restructuring	—	—	497	1,888
Gain on sales of property and equipment	3,306	2,954	4,394	4,871
Operating income (loss)	8,049	14,064	(17,968)	(2,271)
Other income (expense)
Interest income	380	611	508	1,655
Interest expense	(3,700)	(2,827)	(7,345)	(6,009)
Equity in income (loss) of affiliates	698	(484)	275	(1,101)
Other (expense) income, net	(495)	(5,018)	608	1,853
Total other expense	(3,117)	(7,718)	(5,954)	(3,602)
Income (loss) before provision for (benefit from) income taxes	4,932	6,346	(23,922)	(5,873)
Provision for (benefit from) income taxes	1,766	1,859	(7,261)	(1,673)
Net income (loss)	3,166	4,487	(16,661)	(4,200)
Amount attributable to noncontrolling interests	(448)	(2,538)	(2,603)	(5,624)
Net income (loss) attributable to Granite Construction Incorporated	$2,718	$1,949	$(19,264)	$(9,824)

Net income (loss) per share attributable to common shareholders (see Notes 12 and 13)
Basic	$0.07	$0.05	$(0.50)	$(0.26)
Diluted	$0.07	$0.05	$(0.50)	$(0.26)
Weighted average shares of common stock
Basic	38,829	38,471	38,720	38,368
Diluted	39,769	39,151	38,720	38,368
Dividends per common share	$0.13	$0.13	$0.26	$0.26
 The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)
Six Months Ended June 30,	2013	2012
Operating activities
Net loss	$(16,661)	$(4,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	33,988	29,573
Non-cash restructuring, net	(497)	(1,888)
Other non-cash impairment charges	—	2,752
Gain on sales of property and equipment	(4,394)	(4,871)
Stock-based compensation	8,101	6,492
Changes in assets and liabilities, net of the effects of acquisition:
Receivables	(9,176)	(20,771)
Costs and estimated earnings in excess of billings, net	(24,873)	(47,201)
Inventories	(9,120)	(16,528)
Equity in construction joint ventures, including performance guarantees	(42,336)	(6,792)
Other assets, net	(5,957)	15,753
Accounts payable	(10,548)	27,632
Accrued expenses and other current liabilities, net, including performance guarantees	29,825	(14,575)
Net cash used in operating activities	(51,648)	(34,624)
Investing activities
Purchases of marketable securities	(14,975)	(39,945)
Maturities of marketable securities	43,000	65,100
Proceeds from sale of marketable securities	5,000	35,000
Additions to property and equipment	(19,422)	(19,855)
Proceeds from sales of property and equipment	8,481	6,078
Payment of Kenny post-closing adjustments	(4,621)	—
Other investing activities, net	163	(978)
Net cash provided by investing activities	17,626	45,400
Financing activities
Long-term debt principal payments	(10,594)	(10,834)
Cash dividends paid	(10,078)	(10,050)
Purchases of common stock	(5,022)	(4,054)
Contributions from noncontrolling partners	6,001	—
Distributions to noncontrolling partners	(21,142)	(5,440)
Other financing activities, net	700	563
Net cash used in financing activities	(40,135)	(29,815)
Decrease in cash and cash equivalents	(74,157)	(19,039)
Cash and cash equivalents at beginning of period	321,990	256,990
Cash and cash equivalents at end of period	$247,833	$237,951

Supplementary Information
Cash paid during the period for:
Interest	$7,339	$7,158
Income taxes	2,006	771
Non-cash investing and financing activities:
Restricted stock units issued, net of forfeitures	$14,862	$11,417
Accrued cash dividends	5,051	5,029
Debt payments out of escrow from sale of assets	—	1,109
Debt extinguishment from joint venture interest transfer	—	9,115
Debt payment from refinancing	—	1,150
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” “Company” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at June 30, 2013 and 2012 and the results of our operations and cash flows for the periods presented. The December 31, 2012 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

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

•
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU gives companies the option to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If it is determined that it is more likely than not the indefinite-lived intangible asset is impaired, a quantitative impairment test is required. However, if it is concluded otherwise, the quantitative test is not necessary. This ASU became effective for our quarter ended March 31, 2013. No impairment analysis was necessary in relation to our indefinite lived intangible assets during the six months ended June 30, 2013; therefore, the adoption of this ASU had no impact to our condensed consolidated financial statements.

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

Our operations are typically affected by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Revisions in Estimates

Our profit recognition related to construction contracts is based on estimates of costs to complete each project. These estimates can vary in the normal course of business as projects progress and uncertainties are resolved. We do not recognize revenue on contract change orders or claims until we have a signed agreement; however, we do recognize costs as incurred and revisions to estimated total costs as soon as the obligation to perform is determined. Approved change orders and claims, as well as changes in related estimates of costs to complete, are considered revisions in estimates. We use the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. Under this method, revisions in estimates are accounted for in their entirety in the period of change. As of June 30, 2013, we had no revisions in estimates that are reasonably certain to impact future periods.

Construction

The net changes in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit were net decreases of $0.5 million and $0.3 million for the three and six months ended June 30, 2013, respectively. The net changes for the three and six months ended June 30, 2012 were net decreases of $1.6 million and $0.8 million, respectively. The projects are summarized as follows:

Increases

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2013	2012	2013	2012
Number of projects with upward estimate changes	1	1	2	3
Range of increase in gross profit from each project, net	$1.6	$1.4	$1.4 - 1.7	$1.1 - 3.2
Increase to project profitability	$1.6	$1.4	$3.1	$5.4
The increases during the three and six months ended June 30, 2013 were due to owner directed scope changes. The increases during the three and six months ended June 30, 2012 were due to production at a higher rate than anticipated and settlement of outstanding issues with contract owners.

Decreases

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2013	2012	2013	2012
Number of projects with downward estimate changes	1	2	2	2
Range of reduction in gross profit from each project, net	$2.1	$1.1 - 1.9	$1.0 - 2.4	$1.4 - 4.8
Decrease to project profitability	$2.1	$3.0	$3.4	$6.2
The decreases during the three and six months ended June 30, 2013 and 2012 were due to lower productivity than originally anticipated.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Large Project Construction

The net changes in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit were net increases of $8.7 million and $17.9 million for the three and six months ended June 30, 2013, respectively. The net changes for the three and six months ended June 30, 2012 were net increases of $9.3 million and $13.7 million, respectively. Amounts attributable to noncontrolling interests were $0.4 million and $1.4 million of the net increases for the three and six months ended June 30, 2013 and were $0.4 million and $0.9 million of the net increases for the three and six months ended June 30, 2012, respectively. The projects are summarized as follows:

Increases

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2013	2012	2013	2012
Number of projects with upward estimate changes	5	6	5	6
Range of increase in gross profit from each project, net	$1.3 - 8.3	$1.2 - 3.6	$1.5 - 16.1	$1.4 - 5.2
Increase to project profitability	$15.8	$14.9	$31.9	$23.1
The increases during the three and six months ended June 30, 2013 were due to production at a higher rate than anticipated, resolution of project uncertainties and owner directed scope changes. The increases during the three and six months ended June 30, 2012 were due to owner directed scope changes and production at a higher rate than anticipated.

Decreases

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2013	2012	2013	2012
Number of projects with downward estimate changes	2	1	2	2
Range of reduction in gross profit from each project, net	$2.8 - 4.3	$5.6	$5.2 - 8.8	$1.5 - 7.9
Decrease to project profitability	$7.1	$5.6	$14.0	$9.4
The downward estimate changes during the three and six months ended June 30, 2013 and 2012 were due to lower productivity than anticipated.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Marketable Securities

All marketable securities were classified as held-to-maturity for the dates presented and the carrying amounts of held-to-maturity securities were as follows:

(in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
U.S. Government and agency obligations	$613	$7,375	$20,107
Commercial paper	14,992	34,966	14,967
Municipal bonds	5,666	8,738	3,065
Corporate bonds	—	5,009	5,121
Total short-term marketable securities	21,271	56,088	43,260
U.S. Government and agency obligations	55,225	55,342	40,041
Municipal bonds	—	—	5,759
Total long-term marketable securities	55,225	55,342	45,800
Total marketable securities	$76,496	$111,430	$89,060

Scheduled maturities of held-to-maturity investments were as follows (in thousands):

June 30, 2013
Due within one year	$21,271
Due in one to five years	55,225
Total	$76,496

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Fair Value Measurement

Fair value accounting standards describe three levels that may be used to measure fair value:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

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
The following tables summarize assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value levels:

June 30, 2013	Fair Value Measurement at Reporting Date Using
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$144,605	$—	$—	$144,605
Total assets	$144,605	$—	$—	$144,605

December 31, 2012	Fair Value Measurement at Reporting Date Using
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$201,542	$—	$—	$201,542
Held-to-maturity commercial paper	5,000	—	—	5,000
Total assets	$206,542	$—	$—	$206,542

June 30, 2012	Fair Value Measurement at Reporting Date Using
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$167,427	$—	$—	$167,427
Held-to-maturity commercial paper	4,997	—	—	4,997
Total assets	$172,424	$—	$—	$172,424

A reconciliation of cash equivalents to consolidated cash and cash equivalents is as follows:

(in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Cash equivalents	$144,605	$206,542	$172,424
Cash	103,228	115,448	65,527
Total cash and cash equivalents	$247,833	$321,990	$237,951

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying values and estimated fair values of our financial instruments that are not required to be measured at fair value in the condensed consolidated balance sheets are as follows:

		June 30, 2013		December 31, 2012		June 30, 2012
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities[1]	Level 1	$76,496	$76,100	$111,430	$111,525	$89,060	$89,239
Liabilities (including current maturities):
Senior notes payable[2]	Level 3	$200,000	$227,902	$208,333	$243,118	$208,333	$239,443
Credit Agreement loan[2]	Level 3	70,000	69,321	70,000	70,444	—	—
1Held-to-maturity marketable securities are periodically assessed for other-than-temporary impairment.
2The fair values of the senior notes payable and Credit Agreement loan are based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk.

The carrying values of receivables, other current assets, and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these instruments. In addition, the fair value of non-recourse debt measured using Level 3 inputs approximates its carrying value due to its relative short-term nature and competitive interest rates. During the three and six months ended June 30, 2013 and 2012, we did not record any significant fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

5.	Receivables, net

(in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Construction contracts:
Completed and in progress	$207,488	$195,244	$146,509
Retentions	76,288	93,800	66,265
Total construction contracts	283,776	289,044	212,774
Construction material sales	43,535	26,918	50,205
Other	11,700	12,316	12,624
Total gross receivables	339,011	328,278	275,603
Less: allowance for doubtful accounts	2,593	2,749	3,041
Total net receivables	$336,418	$325,529	$272,562

Receivables include amounts billed and billable to clients for services provided and/or according to contract terms as of the end of the applicable period and do not bear interest. Certain contracts include provisions that permit us to submit invoices in advance of providing services and, to the extent not collected, they are included in receivables. Other contracts include provisions that permit us to submit invoices based on the passage of time, achievement of milestones or completion of the project. To the extent the related costs have not been billed, the contract balance is included in costs and estimated earnings in excess of billings on the condensed consolidated balance sheets.

Certain construction contracts include retainage provisions. The balances billed but not paid by customers pursuant to these provisions in general become due upon completion and acceptance of the contract by the owners. As of June 30, 2013, substantially all of the retentions receivable are expected to be collected within one year. Included in other receivables at June 30, 2013, December 31, 2012 and June 30, 2012 were items such as notes receivable, fuel tax refunds and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financing receivables consisted of long-term notes receivable and retentions receivable. As of June 30, 2013, December 31, 2012 and June 30, 2012 long-term notes receivable outstanding were $1.6 million, $2.0 million and $1.9 million, respectively, and primarily related to loans made to employees and were included in other noncurrent assets in our condensed consolidated balance sheets.

We segregate our retention receivables into two categories: escrow and non-escrow. The balances in each category were as follows:

(in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Escrow	$31,892	$41,494	$42,421
Non-escrow	44,396	52,306	23,844
Total retention receivables	$76,288	$93,800	$66,265

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

•
State - primarily state departments of transportation. The risk of not collecting on these accounts is low; however, we have experienced occasional delays in payment as states have struggled with budget issues.

•
Local - these customers include local agencies such as cities, counties and other local municipal agencies. The risk of not collecting on these accounts is low; however, we have experienced occasional delays in payment as some local agencies have struggled to deal with budget issues.

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

The following table summarizes the amount of our non-escrow retention receivables within each category:

(in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Federal	$3,325	$3,234	$2,464
State	2,757	2,971	4,626
Local	32,500	31,559	9,944
Private	5,814	14,542	6,810
Total	$44,396	$52,306	$23,844

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

June 30, 2013	Current	1 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$2,551	$236	$538	$3,325
State	1,327	619	811	2,757
Local	25,362	1,496	5,642	32,500
Private	4,571	634	609	5,814
Total	$33,811	$2,985	$7,600	$44,396

December 31, 2012	Current	1 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$3,116	$72	$46	$3,234
State	2,148	502	321	2,971
Local	25,743	1,082	4,734	31,559
Private	13,310	716	516	14,542
Total	$44,317	$2,372	$5,617	$52,306

June 30, 2012	Current	1 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$1,746	$—	$718	$2,464
State	3,552	208	866	4,626
Local	7,330	1,326	1,288	9,944
Private	6,363	92	355	6,810
Total	$18,991	$1,626	$3,227	$23,844

Federal, state and local agencies generally require several approvals to release payments, and these approvals often take over 90 days past contractual due dates to obtain. Amounts past due from government agencies primarily result from delays caused by paperwork processing and obtaining proper agency approvals rather than lack of funds. We generally receive payment within one year of owner acceptance. As of June 30, 2013, December 31, 2012 and June 30, 2012, our allowance for doubtful accounts contained no material provision related to non-escrow retention receivables as we determined there were no significant collectibility issues.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Construction and Line Item Joint Ventures

We participate in various construction joint venture partnerships and two limited liability company. We also participate in various “line item” joint venture agreements under which each partner is responsible for performing certain discrete items of the total scope of contracted work.

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

At June 30, 2013, there was approximately $5.1 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $1.4 billion represented our share and the remaining $3.7 billion represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.

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

We have determined that certain of these joint ventures are consolidated because they are variable interest entities (“VIEs”) and we are the primary beneficiary, or because they are not VIEs and we hold the majority voting interest. The factors we consider in determining whether we are a VIE’s primary beneficiary include the decision authority of each partner, which partner manages the day-to-day operations of the project and the amount of our equity investment in relation to that of our partners. Based on our initial primary beneficiary analysis for one construction joint venture, we determined that decision making responsibility is shared between the venture partners. Therefore, this joint venture did not have an identifiable primary beneficiary partner and we continue to report the pro rata results. All other joint ventures were assigned one primary beneficiary partner.

We continually evaluate whether there are changes in the status of the VIE’s or changes to the primary beneficiary designation of the VIE. Based on our assessments during the six months ended June 30, 2013 and 2012, we determined no change was required to the accounting for existing construction joint ventures.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Construction Joint Ventures

The carrying amounts and classification of assets and liabilities of construction joint ventures we are required to consolidate are included in our condensed consolidated financial statements as follows:

(in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Cash and cash equivalents[1]	$63,806	$105,865	$67,685
Receivables, net	59,807	43,902	26,903
Other current assets	3,592	4,008	2,125
Total current assets	127,205	153,775	96,713
Property and equipment, net	34,891	41,114	6,919
Other noncurrent assets	1,253	1,700	—
Total assets[2]	$163,349	$196,589	$103,632

Accounts payable	$18,297	$34,536	$31,135
Billings in excess of costs and estimated earnings[1]	72,094	72,490	17,979
Accrued expenses and other current liabilities	9,153	8,312	3,027
Total liabilities[2]	$99,544	$115,338	$52,141
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

At June 30, 2013, we were engaged in four active consolidated construction joint venture projects with total contract values ranging from $0.4 million to $336.9 million. The total revenue remaining to be recognized on these consolidated joint ventures ranged from $0.4 million to $120.5 million. Our proportionate share of the equity in these joint ventures was between 51.0% and 65.0%. During the three and six months ended June 30, 2013, total revenue from consolidated construction joint ventures was $45.5 million and $88.7 million, respectively. During the three and six months ended June 30, 2012, total revenue from consolidated construction joint ventures was $55.0 million and $96.6 million, respectively. Total cash used in consolidated construction joint venture operations was $16.3 million and $1.9 million during the six months ended June 30, 2013 and 2012, respectively.

Unconsolidated Construction Joint Ventures

We account for our share of construction joint ventures that we are not required to consolidate on a pro rata basis in the condensed consolidated statements of operations and as a single line item on the condensed consolidated balance sheets. As of June 30, 2013, these unconsolidated joint ventures were engaged in twelve active construction projects with total contract values ranging from $40.3 million to $3.1 billion. Our proportionate share of the equity in these unconsolidated joint ventures ranged from 20.0% to 50.0%. As of June 30, 2013, our share of the revenue remaining to be recognized on these unconsolidated joint ventures ranged from $0.3 million to $722.9 million.

As of June 30, 2013, one of our unconsolidated construction joint ventures was located in Canada and, therefore, the associated disclosures throughout this footnote include amounts that were translated from Canadian dollars to U.S. dollars using the spot rate in effect as of the reporting date for balance sheet items, or the average rate in effect during the reporting period for results of operations. The associated foreign currency translation adjustments did not have a material impact on the financial statements for any of the periods presented.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Assets:
Cash and cash equivalents[1]	$342,534	$244,686	$337,102
Other assets	439,812	301,412	300,744
Less partners’ interest	512,775	342,545	392,139
Granite’s interest	269,571	203,553	245,707
Liabilities:
Accounts payable	115,606	114,039	101,782
Billings in excess of costs and estimated earnings[1]	262,259	161,268	265,883
Other liabilities	25,733	6,106	8,455
Less partners’ interest	282,521	183,432	238,234
Granite’s interest	121,077	97,981	137,886
Equity in construction joint ventures[2]	$148,494	$105,572	$107,821
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
2As of June 30, 2013 and December 31, 2012, this balance included $0.2 million of deficit in unconsolidated construction joint ventures that is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Revenue:
Total[1]	$259,255	$284,095	$484,558	$489,926
Less partners’ interest[1,2]	172,656	183,861	326,361	316,064
Granite’s interest	86,599	100,234	158,197	173,862
Cost of revenue:
Total[1]	212,779	227,389	371,475	397,001
Less partners’ interest[1,2]	141,659	150,091	248,980	259,331
Granite’s interest	71,120	77,298	122,495	137,670
Granite’s interest in gross profit	$15,479	$22,936	$35,702	$36,192
1While Granite’s interest in revenue, cost of revenue and gross profit were correctly stated, total and partners’ interest for revenue and cost of revenue for the three and six month periods ended June 30, 2012 were inadvertently misstated in our Quarterly Report for the quarter ended June 30, 2012. Total revenue, partner’s interest in revenue, total cost of revenue and partners’ interest in cost of revenue reported were (in thousands): $663,536, $563,302, $544,838 and $467,540, respectively, for the three months ended June 30, 2012, and $869,368, $695,505, $714,450 and $576,780, respectively, for the six months ended June 30, 2012.
2Partners’ interest represents amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest, adjusted to reflect our accounting policies.

Line Item Joint Ventures

The revenue for each line item joint venture partner’s discrete items of work is defined in the contract with the project owner and each venture partner bears the profitability risk associated with its own work. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We include only our portion of these contracts in our condensed consolidated financial statements. As of June 30, 2013, we had five active line item joint venture construction projects with total contract values ranging from $42.2 million to $138.2 million of which our portion ranged from $25.1 million to $59.5 million. As of June 30, 2013, our share of revenue remaining to be recognized on these line item joint ventures ranged from $0.3 million to $23.8 million.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Real Estate Entities and Investments in Affiliates

The operations of our Real Estate segment are conducted through our wholly owned subsidiary, Granite Land Company (“GLC”). Generally, GLC participates with third-party partners in entities that are formed to accomplish specific real estate development projects. Our real estate affiliates include limited partnerships or limited liability companies of which we are a limited partner or member. The agreements with GLC’s partners in these real estate entities define each partner’s management role and financial responsibility in the project. If one of GLC’s partners is unable to fulfill its management role or make its required financial contribution, GLC may assume full management or financial responsibility for the project. This may result in the future consolidation of entities that are currently accounted for under the equity method in our condensed consolidated financial statements. The amount of GLC’s exposure is limited to GLC’s equity investment in the real estate joint venture. Our proportionate share of the profits and losses of these entities depends on the ultimate operating results of the entities.

Substantially all the assets of these real estate entities in which we are participants through our GLC subsidiary are classified as real estate held for development and sale and are pledged as collateral for the associated debt. All outstanding debt of these entities is non-recourse to Granite. However, there is recourse to our real estate affiliates that incurred the debt (i.e., the limited partnership or limited liability company of which we are a limited partner or member).

GLC receives authorization to provide additional financial support for certain of its real estate entities in increments to address changes in business plans. During the six months ended June 30, 2013, GLC was authorized to increase its financial support to one consolidated real estate entity by $5.9 million to meet existing debt obligations, and during the six months ended June 30, 2012 there was no increase to its authorized financial support. As of June 30, 2013, $3.4 million of the total authorized investment had yet to be contributed to the consolidated entity.

We have determined that certain of these joint ventures are consolidated because they are VIEs and we are the primary beneficiary. The factors we consider in determining whether we are a VIE’s primary beneficiary include the decision authority of each partner, which partner manages the day-to-day operations of the project and the amount of our equity investment in relation to that of our partners.

We continually evaluate whether there are changes in the status of the VIE’s or changes to the primary beneficiary designation of the VIE. Based on our assessments during the six months ended June 30, 2013 and 2012, we determined no change was required for existing real estate entities.

To determine if impairment charges should be recognized, the carrying amount of each consolidated real estate development project is reviewed on a quarterly basis. Based on our quarterly evaluations of each project’s business plan, we recorded no material impairment charges to our real estate development projects or investments during the three and six months ended June 30, 2013 and 2012.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Real Estate Entities

As of June 30, 2013, December 31, 2012 and June 30, 2012, real estate held for development and sale associated with consolidated real estate entities included in our condensed consolidated balance sheets was $50.7 million, $50.2 million and $57.4 million, respectively. Non-recourse debt, including current maturities, associated with these entities was $9.5 million, $11.6 million and $21.0 million as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively. All other amounts associated with these entities were insignificant for the periods presented. As of June 30, 2013, December 31, 2012 and June 30, 2012, $40.7 million, $40.3 million and $47.5 million, respectively, of the real estate held for development and sale balances were in Washington residential real estate. The remaining balances were primarily in various commercial projects in Texas and California.

Investments in Affiliates

Our investments in affiliates balance consists of the following:

(in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Equity method investments in real estate affiliates	$20,378	$19,775	$17,563
Equity method investments in other affiliates	11,043	11,024	10,958
Total investments in affiliates	$31,421	$30,799	$28,521

We have determined that certain real estate joint ventures are not consolidated because they are VIEs and we are not the primary beneficiary. We have determined that certain non-real estate joint ventures are not consolidated because they are not VIEs and we do not hold the majority voting interest. As such, these entities were accounted for using the equity method. We account for our share of the operating results of these equity method investments in other income in the condensed consolidated statements of operations and as a single line item on our condensed consolidated balance sheets as investments in affiliates.

The equity method investments in real estate included $14.1 million, $13.8 million and $12.2 million in residential real estate in Texas as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively. The remaining balances were in commercial real estate in Texas. As of June 30, 2013, these real estate entities had total assets ranging from approximately $1.9 million to $47.2 million. As of each of the periods presented, the most significant non-real estate equity method investment was a 50% interest in a limited liability company which owns and operates an asphalt terminal and operates an emulsion plant in Nevada.

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Total assets	$160,422	$166,112	$158,431
Net assets	93,771	92,106	87,197
Granite’s share of net assets	31,421	30,799	28,521

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Property and Equipment, net

Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net on our condensed consolidated balance sheets as follows:

(in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Equipment and vehicles	$760,271	$758,782	$722,724
Quarry property	180,325	180,567	177,792
Land and land improvements	125,489	125,961	126,396
Buildings and leasehold improvements	83,733	83,245	80,910
Office furniture and equipment	68,822	67,743	63,414
Property and equipment	1,218,640	1,216,298	1,171,236
Less: accumulated depreciation and depletion	747,375	734,820	731,572
Property and equipment, net	$471,265	$481,478	$439,664

9.	Intangible Assets

Indefinite-lived Intangible Assets:

Indefinite-lived intangible assets primarily consist of goodwill and use rights. Use rights of $0.4 million are included in other noncurrent assets on our condensed consolidated balance sheets as of June 30, 2013, December 31, 2012 and June 30, 2012.

The following table presents the goodwill balance by reporting segment:

(in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Construction	$28,300	$29,190	$6,936
Large Project Construction	23,184	24,115	850
Construction Materials	2,114	2,114	2,114
Total goodwill	$53,598	$55,419	$9,900

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amortized Intangible Assets:

Following is the breakdown of our amortized intangible assets that are included in other noncurrent assets on our condensed consolidated balance sheets:

June 30, 2013		Accumulated
(in thousands)	Gross Value	Amortization	Net Book Value
Permits	$29,713	$(11,430)	$18,283
Customer lists	4,398	(2,344)	2,054
Covenants not to compete	1,588	(1,550)	38
Acquired backlog	7,900	(3,447)	4,453
Trade name	4,100	(216)	3,884
Other	871	(797)	74
Total amortized intangible assets	$48,570	$(19,784)	$28,786

December 31, 2012
(in thousands)
Permits	$29,713	$(10,869)	$18,844
Customer lists	4,698	(2,170)	2,528
Covenants not to compete	1,588	(1,546)	42
Acquired backlog	8,400	—	8,400
Trade name	4,100	—	4,100
Other	871	(734)	137
Total amortized intangible assets	$49,370	$(15,319)	$34,051

June 30, 2012
(in thousands)
Permits	$29,713	$(9,494)	$20,219
Customer lists	2,198	(2,056)	142
Covenants not to compete	1,588	(1,536)	52
Other	871	(658)	213
Total amortized intangible assets	$34,370	$(13,744)	$20,626
Amortization expense related to these intangible assets for the three and six months ended June 30, 2013 was approximately $2.3 million and $4.5 million, respectively, and approximately $1.0 million and $2.1 million for the three and six months ended June 30, 2012, respectively. Based on the amortized intangible assets balance at June 30, 2013, amortization expense expected to be recorded in the future is as follows: $4.8 million for the remainder of 2013; $2.2 million in 2014; $2.1 million in 2015; $1.8 million in 2016; $1.8 million in 2017; and $16.1 million thereafter.

The change in goodwill and in the gross value of amortized intangible assets during each period is due to the acquisition of Kenny Construction Company (“Kenny”). See Note 17 for further details.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Restructuring

We recorded net gains on restructuring of $0.5 million and $1.9 million during the six months ended June 30, 2013 and 2012, respectively. During 2013, we may record up to approximately $25.0 million of restructuring charges, primarily related to previously planned consolidation efforts and assets to be held-for-sale as part of our Enterprise Improvement Plan. The ultimate amount and timing of future restructuring charges is subject to market conditions and our ability to negotiate sales of certain assets at prices acceptable to us.

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

As of June 30, 2013, we were in compliance with the covenants contained in our note purchase agreements governing our senior notes payable, Credit Agreement and debt agreements related to our consolidated real estate entities. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.

12.	Weighted Average Shares Outstanding

A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income (loss) per share in the accompanying condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Weighted average shares outstanding:
Weighted average common stock outstanding	38,829	38,664	38,782	38,666
Less: weighted average unvested restricted stock outstanding	—	193	62	298
Total basic weighted average shares outstanding	38,829	38,471	38,720	38,368

Diluted weighted average shares outstanding:
Weighted average common stock outstanding, basic	38,829	38,471	38,720	38,368
Effect of dilutive securities:
Common stock options and restricted stock units[1]	940	680	—	—
Total weighted average shares outstanding assuming dilution	39,769	39,151	38,720	38,368
1Due to the net loss for the six months ended June 30, 2013 and 2012, restricted stock units and common stock options representing approximately 851,000 and 580,000 shares, respectively, have been excluded from the number of shares used in calculating diluted net loss per share for the respective periods, as their inclusion would be antidilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Basic
Numerator:
Net income (loss) attributable to Granite	$2,718	$1,949	$(19,264)	$(9,824)
Less: net income allocated to participating securities	—	10	—	—
Net income (loss) allocated to common shareholders for basic calculation	$2,718	$1,939	$(19,264)	$(9,824)

Denominator:
Weighted average common shares outstanding, basic	38,829	38,471	38,720	38,368
Net income (loss) per share, basic	$0.07	$0.05	$(0.50)	$(0.26)

Diluted
Numerator:
Net income (loss) attributable to Granite	$2,718	$1,949	$(19,264)	$(9,824)
Less: net income allocated to participating securities	—	10	—	—
Net income (loss) allocated to common shareholders for diluted calculation	$2,718	$1,939	$(19,264)	$(9,824)

Denominator:
Weighted average common shares outstanding, diluted	39,769	39,151	38,720	38,368
Net income (loss) per share, diluted	$0.07	$0.05	$(0.50)	$(0.26)

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Equity

The following tables summarize our equity activity for the periods presented:

(in thousands)	Granite Construction Incorporated	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$829,953	$41,905	$871,858
Purchase of common stock[1]	(5,022)	—	(5,022)
Other transactions with shareholders[3]	8,796	—	8,796
Transactions with noncontrolling interests, net[4]	—	(14,701)	(14,701)
Net (loss) income	(19,264)	2,603	(16,661)
Dividends on common stock	(10,096)	—	(10,096)
Balance at June 30, 2013	$804,367	$29,807	$834,174

(in thousands)
Balance at December 31, 2011	$799,197	$28,466	$827,663
Purchase of common stock[2]	(4,054)	—	(4,054)
Other transactions with shareholders[3]	5,211	—	5,211
Transactions with noncontrolling interests, net[4]	—	(5,440)	(5,440)
Net (loss) income	(9,824)	5,624	(4,200)
Dividends on common stock	(10,050)	—	(10,050)
Balance at June 30, 2012	$780,480	$28,650	$809,130
1Represents 168,000 shares purchased in connection with employee tax withholding for shares/units granted under our Amended and Restated 1999 Equity Incentive Plan.
2Represents 139,000 shares purchased in connection with employee tax withholding for shares/units granted under our Amended and Restated 1999 Equity Incentive Plan.
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

In the ordinary course of business, we are involved in various legal proceedings that are pending against us and our affiliates alleging, among other things, breach of contract or tort in connection with the performance of professional services, the various outcomes of which cannot be predicted with certainty. The most significant of these proceedings are as follows:

•
Investigation Related to Grand Avenue Project Disadvantaged Business Enterprise (“DBE”) Issues: On March 6, 2009, the U.S. Department of Transportation, Office of Inspector General served upon our wholly-owned subsidiary, Granite Construction Northeast, Inc. (“Granite Northeast”), a United States District Court Eastern District of New York Grand Jury subpoena to produce documents. The subpoena sought all documents pertaining to the use of a DBE firm (the “Subcontractor”), and the Subcontractor’s use of a non-DBE lower tier subcontractor/consultant, on the Grand Avenue Bus Depot and Central Maintenance Facility for the Borough of Queens Project (the “Grand Avenue Project”), a Granite Northeast project. The subpoena sought any documents regarding the use of the Subcontractor as a DBE on any other projects and any other documents related to the Subcontractor or to the lower-tier subcontractor/consultant. Granite Northeast produced the requested documents, together with other requested information. Subsequently, Granite Northeast was informed by the DOJ that it is a subject of the investigation, along with others. In January 2013, Granite Northeast met with Assistant United States Attorneys from the DOJ, along with other federal and state agencies (the “Agencies”), to discuss the status of the government’s criminal investigation of the Grand Avenue Project participants and some of their representatives, including Granite Northeast. In addition to the documents produced in response to the Grand Jury subpoena, Granite Northeast has provided information to the Agencies concerning other projects for which Granite Northeast has claimed DBE credit. Granite Northeast is fully cooperating with the Agencies’ investigation. We cannot, however, rule out the possibility of actions being brought against Granite Northeast which could result in civil, criminal, and/or administrative penalties or sanctions. Granite is unable to estimate at this time the entire losses or the most likely amount that it may incur in this matter. Such penalty or sanctions are probable; therefore, Granite recorded the low end of the estimated range of losses. Under certain circumstances the resolution of the matters under investigation could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations and/or liquidity.

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

We record amounts in our condensed consolidated balance sheets representing our estimated liability relating to legal proceedings and government inquiries. During the three and six months ended June 30, 2013 and 2012, there were no significant additions or revisions to the estimated liability that were recorded in our condensed consolidated statements of operations, or significant changes to our accrual for such litigation loss contingencies on our condensed consolidated balance sheets.

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized segment information is as follows:

	Three Months Ended June 30,
(in thousands)	Construction	Large Project Construction	Construction Materials	Real Estate	Total
2013
Total revenue from reportable segments	$308,602	$181,371	$97,872	$4	$587,849
Elimination of intersegment revenue	—	—	(37,687)	—	(37,687)
Revenue from external customers	308,602	181,371	60,185	4	550,162
Gross profit	25,154	22,088	3,954	1	51,197
Depreciation, depletion and amortization	6,033	3,182	5,891	—	15,106
2012
Total revenue from reportable segments	$245,113	$228,799	$115,852	$2,354	$592,118
Elimination of intersegment revenue	—	—	(52,503)	—	(52,503)
Revenue from external customers	245,113	228,799	63,349	2,354	539,615
Gross profit	17,961	28,239	5,000	716	51,916
Depreciation, depletion and amortization	3,233	909	7,179	—	11,321

	Six Months Ended June 30,
(in thousands)	Construction	Large Project Construction	Construction Materials	Real Estate	Total
2013
Total revenue from reportable segments	$485,720	$353,086	$136,261	$125	$975,192
Elimination of intersegment revenue	—	—	(46,326)	—	(46,326)
Revenue from external customers	485,720	353,086	89,935	125	928,866
Gross profit (loss)	38,353	44,808	(2,020)	112	81,253
Depreciation, depletion and amortization	11,692	5,158	11,456	—	28,306
Segment assets	161,524	206,778	351,295	50,697	770,294
2012
Total revenue from reportable segments	$363,059	$392,727	$146,861	$5,017	$907,664
Elimination of intersegment revenue	—	—	(57,889)	—	(57,889)
Revenue from external customers	363,059	392,727	88,972	5,017	849,775
Gross profit (loss)	26,541	50,488	(950)	773	76,852
Depreciation, depletion and amortization	6,813	2,177	14,557	—	23,547
Segment assets	110,119	119,652	365,690	57,367	652,828

A reconciliation of segment gross profit to consolidated income (loss) before provision for (benefit from) income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Total gross profit from reportable segments	$51,197	$51,916	$81,253	$76,852
Selling, general and administrative expenses	46,454	40,806	104,112	85,882
Gain on restructuring	—	—	497	1,888
Gain on sales of property and equipment	3,306	2,954	4,394	4,871
Total other expense	(3,117)	(7,718)	(5,954)	(3,602)
Income (loss) before provision for (benefit from) income taxes	$4,932	$6,346	$(23,922)	$(5,873)

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.	Acquisition

On December 28, 2012, we signed a definitive agreement to acquire 100% of the outstanding shares of Kenny, a national contractor and construction manager based in Northbrook, Illinois for $141.1 million. The acquisition was effective December 31, 2012 and was funded through cash on hand and $70.0 million of proceeds from borrowings under Granite’s existing revolving credit facility. In accordance with the terms of the agreement, we paid a post-closing adjustment of $4.6 million in the second quarter of 2013 that was included in accrued and other current liabilities on our condensed consolidated balance sheet as of December 31, 2012. We expect to pay an additional $3.9 million of post-closing adjustment in the third quarter of 2013 that is included in accrued and other current liabilities on our condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012. Each of these post-closing adjustments is reflected in the purchase price.

The acquired business operates under the name Kenny Construction Company as a wholly owned subsidiary of Granite Construction Incorporated. Kenny operates in the tunneling, electrical power, underground and civil businesses. Their underground business utilizes cutting-edge trenchless construction technologies and processes. This acquisition expands our presence in these markets and enables us to leverage our capabilities and geographic footprint. Kenny has approximately 475 employees and a network of 12 offices in the United States. We have accounted for this transaction in accordance with ASC Topic 805, Business Combinations (“ASC 805”).

Purchase Price Allocation
In accordance with ASC 805, a preliminary allocation of the purchase price was made to the net tangible and identifiable intangible assets based on their estimated fair values as of December 31, 2012. During the three months ended March 31, 2013, we adjusted the preliminary values assigned to certain assets and liabilities to reflect additional information obtained by $1.8 million, and made no such adjustments during the three months ended June 30, 2013. The condensed consolidated balance sheet as of June 30, 2013 reflects these changes, the most significant of which included an increase of $1.1 million to property and equipment. These adjustments are subject to revision, which may result in adjustments to the values presented below. We expect to finalize these amounts within 12 months from the acquisition date and do not expect any adjustments to be material. The following table presents the adjusted purchase price allocation (in thousands):

Cash and cash equivalents		$53,185
Receivables		88,725
Costs and estimated earnings in excess of billings		444
Inventories		731
Equity in construction joint ventures		7,803
Other current assets		6,039
Property and equipment, net		52,267
Identifiable intangible assets:
Acquired backlog	7,900
Customer list	2,200
Trade name	4,100
Total identifiable intangible assets		14,200
Total identifiable assets acquired		223,394
Accounts payable		43,748
Billings in excess of costs and estimated earnings		50,098
Accrued expenses and other current liabilities		16,806
Noncontrolling interests		15,326
Net identifiable assets acquired		97,416
Goodwill		43,698
Purchase price		$141,114

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible assets
Acquired intangible assets included backlog, customer relationships and trade name. We amortize the fair value of backlog intangible assets based on the associated project’s percent complete, and use the straight-line method over the assets’ estimated useful lives for other intangible assets. The estimated useful lives for backlog and customer relationships range from 1 to 8 years and represent existing contracts and the underlying customer relationships. The estimated useful lives of the trade names are 10 years and represent the fair values of the acquired trade names and trademarks. The identifiable intangible assets are expected to be deductible for income tax purposes. We recorded amortization expense associated with the acquired intangible assets as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2013
Cost of revenue - Construction	$1,600	$3,200
Cost of revenue - Large Project Construction	140	247
Selling, general and administrative expenses	181	362
Total	$1,921	$3,809

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

Overview

We are one of the largest diversified heavy civil contractors and construction materials producers in the United States, engaged in the construction and improvement of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, trenchless and underground utilities, electrical utilities, tunnels, dams and other infrastructure-related projects. We own aggregate reserves and plant facilities to produce construction materials for use in our construction business and for sale to third parties. We also operate a real estate investment business that we plan to orderly divest of as part of our Enterprise Improvement Plan (“EIP”) initiated in 2010. Our permanent offices are located in Alaska, Arizona, California, Colorado, Florida, Illinois, Nevada, New York, Pennsylvania, Texas, Utah and Washington. We have four reportable business segments: Construction, Large Project Construction, Construction Materials and Real Estate (see Note 16 of “Notes to the Condensed Consolidated Financial Statements”).

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

Our typical construction project begins with the preparation and submission of a bid to a customer. If selected as the successful bidder, we generally enter into a contract with the customer that provides for payment upon completion of specified work or units of work as identified in the contract. We usually invoice our customers on a monthly basis. Our contracts frequently call for retention that is a specified percentage withheld from each payment until the contract is completed and the work accepted by the customer. Additionally, we generally defer recognition of profit on projects until they reach at least 25% completion (see “Gross Profit (Loss)” section below) and our profit recognition is based on estimates that may change over time. Our revenue, gross margin and cash flows can differ significantly from period to period due to a variety of factors including the projects’ stage of completion, the mix of early and late stage projects, our estimates of contract costs and the payment terms of our contracts. The timing differences between our cash inflows and outflows require us to maintain adequate levels of working capital.

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

Current Economic Environment and Outlook

There is a significant amount of large projects out to bid across the country in each of our market areas. We continue, however, to operate in a highly competitive bidding environment. Competition coupled with funding issues for public sector infrastructure projects and weak demand for commercial and residential development in many of our markets has impacted, and may continue to impact, our ability to grow backlog at adequate margins and increase profitability. While we expect these challenging conditions to persist through most of 2013, we are encouraged by improvements in the private sector across the country which has the potential to positively impact our business in 2014. In addition, we are proactively seeking opportunities outside our traditional markets, specifically in the power, tunnel and water markets through the acquisition of Kenny Construction Company (“Kenny”), as well as the rail, industrial and federal markets through expanded Granite lines of business. We continue to be encouraged by the opportunities driven by the Transportation Infrastructure Financing and Innovation Act, authorized in the 2012 federal highway bill, which we believe will help facilitate and accelerate several projects that would not have moved forward otherwise.

During 2013, we may record up to approximately $25.0 million of restructuring charges, primarily related to previously planned consolidation efforts and assets to be held-for-sale as part of our EIP. The ultimate amount and timing of future restructuring charges is subject to our ability to negotiate sales of certain assets at prices acceptable to us. The majority of restructuring charges associated with the EIP were recorded in 2010. During the six months ended June 30, 2013 and 2012, we recorded net gains on restructuring of $0.5 million and $1.9 million, respectively.

Results of Operations

Our operations are typically affected by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Comparative Financial Summary	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Total revenue	$550,162	$539,615	$928,866	$849,775
Gross profit	51,197	51,916	81,253	76,852
Operating income (loss)	8,049	14,064	(17,968)	(2,271)
Total other expense	(3,117)	(7,718)	(5,954)	(3,602)
Amount attributable to noncontrolling interests	(448)	(2,538)	(2,603)	(5,624)
Net income (loss) attributable to Granite Construction Incorporated	2,718	1,949	(19,264)	(9,824)

Revenue

Total Revenue by Segment	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2013		2012		2013		2012
Construction	$308,602	56.1%	$245,113	45.5%	$485,720	52.3%	$363,059	42.7%
Large Project Construction	181,371	33.0	228,799	42.4	353,086	38.0	392,727	46.2
Construction Materials	60,185	10.9	63,349	11.7	89,935	9.7	88,972	10.5
Real Estate	4	—	2,354	0.4	125	—	5,017	0.6
Total	$550,162	100.0%	$539,615	100.0%	$928,866	100.0%	$849,775	100.0%

Construction Revenue	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2013		2012		2013		2012
California:
Public sector	$94,284	30.6%	$112,546	45.9%	$156,620	32.2%	$179,959	49.6%
Private sector	20,089	6.5	11,704	4.8	35,530	7.3	19,587	5.4
Northwest:
Public sector	108,078	35.0	74,473	30.4	126,122	26.0	91,283	25.1
Private sector	24,009	7.8	33,337	13.6	39,333	8.1	46,631	12.8
East:
Public sector	10,944	3.5	10,783	4.4	19,433	4.0	21,333	5.9
Private sector	1,635	0.5	2,270	0.9	5,821	1.2	4,266	1.2
Kenny:
Public sector	49,563	16.1	—	—	102,861	21.2	—	—
Total	$308,602	100.0%	$245,113	100.0%	$485,720	100.0%	$363,059	100.0%

Construction revenue for the three and six months ended June 30, 2013 increased by $63.5 million, or 25.9%, and $122.7 million, or 33.8%, respectively, compared to the same periods in 2012 primarily due to the acquisition of Kenny in December 2012. The decrease in California public sector revenue and the increases in Northwest public sector and California private sector revenues were the result of fluctuations in bidding success.

Large Project Construction Revenue[1]	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2013		2012		2013		2012
California	$30,875	17.0%	$25,893	11.3%	$65,368	18.5%	$46,019	11.7%
Northwest	30,070	16.6	86,839	38.0	65,551	18.6	130,355	33.2
East	103,335	57.0	116,067	50.7	194,633	55.1	216,353	55.1
Kenny	17,091	9.4	—	—	27,534	7.8	—	—
Total	$181,371	100.0%	$228,799	100.0%	$353,086	100.0%	$392,727	100.0%
1For the periods presented, all Large Project Construction revenue was earned from the public sector.

Large Project Construction revenue for the three and six months ended June 30, 2013 decreased by $47.4 million, or 20.7%, and $39.6 million, or 10.1%, respectively, compared to the same periods in 2012 primarily due to ongoing projects nearing completion in the Northwest and East while new projects were just beginning. These decreases were partially offset by increases from progress on projects in California and the impact of the acquisition of Kenny in December 2012.

Construction Materials Revenue	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2013		2012		2013		2012
California	$31,837	52.9%	$39,673	62.7%	$52,398	58.2%	$59,000	66.3%
Northwest	20,110	33.4	17,251	27.2	24,079	26.8	20,266	22.8
East	8,238	13.7	6,425	10.1	13,458	15.0	9,706	10.9
Total	$60,185	100.0%	$63,349	100.0%	$89,935	100.0%	$88,972	100.0%

Construction Materials revenue decreased $3.2 million, or 5.0%, for the three months ended June 30, 2013 and increased by $1.0 million, or 1.1%, for the six months ended June 30, 2013 compared to the same periods in 2012. Although revenue increased for the six months ended June 30, 2013 when compared to 2012, the construction materials business continues to be impacted by the weakness in the commercial and residential development markets.

Real Estate Revenue

Real Estate revenue decreased $2.4 million and $4.9 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The decreases were primarily attributable to the sale of a commercial property in California during the first quarter of 2012 with no corresponding sales in 2013. Factors that contribute to fluctuations in revenue include national and local market conditions, entitlement status of properties and buyers access to capital. Additionally, as we execute on our EIP, we have less real estate for sale.

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

The following tables illustrate our contract backlog as of the respective dates:

Total Contract Backlog by Segment
(dollars in thousands)	June 30, 2013		March 31, 2013		June 30, 2012
Construction	$807,686	28.9%	$740,259	30.8%	$697,535	35.8%
Large Project Construction	1,989,156	71.1	1,660,056	69.2	1,252,828	64.2
Total	$2,796,842	100.0%	$2,400,315	100.0%	$1,950,363	100.0%

Construction Contract Backlog
(dollars in thousands)	June 30, 2013		March 31, 2013		June 30, 2012
California:
Public sector	$366,583	45.4%	$330,484	44.6%	$367,737	52.7%
Private sector	37,309	4.6	38,676	5.2	13,374	1.9
Northwest:
Public sector	250,137	31.0	212,305	28.8	231,574	33.2
Private sector	46,159	5.7	15,806	2.1	44,690	6.4
East:
Public sector	6,485	0.8	11,894	1.6	33,935	4.9
Private sector	4,271	0.5	4,503	0.6	6,225	0.9
Kenny:
Public sector	49,902	6.2	49,071	6.6	—	—
Private sector	46,840	5.8	77,520	10.5	—	—
Total	$807,686	100.0%	$740,259	100.0%	$697,535	100.0%

Construction contract backlog of $807.7 million at June 30, 2013 was $67.4 million, or 9.1%, higher than at March 31, 2013 and $110.2 million, or 15.8%, higher than at June 30, 2012. The increase from March 31, 2013 was primarily due to new awards in the California and Northwest public sectors as well as in the Northwest private sector, partially offset by progress on existing projects. New awards during the three months ended June 30, 2013 included a highway improvement project of $33.8 million in California and a rail improvement project of $20.0 million in Washington. The increase from June 30, 2012 was primarily due to the acquisition of Kenny contract backlog, partially offset by progress on existing projects.

Large Project Construction Contract Backlog[1]
(dollars in thousands)	June 30, 2013		March 31, 2013		June 30, 2012
California	$153,428	7.7%	$116,755	7.0%	$177,047	14.1%
Northwest	132,608	6.7	157,016	9.5	323,337	25.8
East	1,513,085	76.0	1,181,537	71.2	752,444	60.1
Kenny[2]	190,035	9.6	204,748	12.3	—	—
Total	$1,989,156	100.0%	$1,660,056	100.0%	$1,252,828	100.0%
1For the periods presented, all Large Project Construction contract backlog is related to contracts with public agencies.
2As of June 30, 2013 and March 31, 2013, $69.5 million and $70.7 million, respectively, of Kenny contract backlog was translated from Canadian dollars to U.S. dollars at the spot rate in effect at the date of reporting.

Large Project Construction contract backlog of $2.0 billion at June 30, 2013 was $329.1 million, or 19.8%, higher than at March 31, 2013, and $736.3 million, or 58.8%, higher than at June 30, 2012. The increase from March 31, 2013 was primarily due to an improved success rate on bidding activity partially offset by progress on existing projects. Awards included a $296.0 million highway rebuild project in Texas, a $130.1 million highway reconstruction project in North Carolina and a $61.3 million dam removal project in northern California. The increase from June 30, 2012 was primarily due to the award of the Tappan Zee Bridge project in the East as well as the acquisition of Kenny contract backlog, partially offset by progress on existing projects.

Noncontrolling interests included in Large Project Construction contract backlog as of June 30, 2013, March 31, 2013, and June 30, 2012 were $82.3 million, $96.2 million and $117.3 million, respectively.

Gross Profit (Loss)

The following table presents gross profit (loss) by business segment for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Construction	$25,154	$17,961	$38,353	$26,541
Percent of segment revenue	8.2%	7.3%	7.9%	7.3%
Large Project Construction	22,088	28,239	44,808	50,488
Percent of segment revenue	12.2	12.3	12.7	12.9
Construction Materials	3,954	5,000	(2,020)	(950)
Percent of segment revenue	6.6	7.9	(2.2)	(1.1)
Real Estate	1	716	112	773
Percent of segment revenue	25.0	30.4	89.6	15.4
Total gross profit	$51,197	$51,916	$81,253	$76,852
Percent of total revenue	9.3%	9.6%	8.7%	9.0%

We generally defer profit recognition until a project reaches at least 25% completion. In the case of large, complex design/build projects, we may defer profit recognition beyond the point of 25% completion until such time as we believe we have enough information to make a reasonably dependable estimate of contract revenue and cost. Because we have a large number of smaller projects at various stages of completion in our Construction segment, this policy generally does not impact gross profit significantly on a quarterly or annual basis. However, our Large Project Construction segment has fewer projects at any given time; therefore, gross profit can vary significantly in periods where one or more projects reach our percentage of completion threshold and the deferred profit is recognized or, conversely, in periods where contract backlog is growing rapidly and a higher percentage of projects are in their early stages with no associated gross profit recognition.

The following table presents revenue from projects that have not yet reached our profit recognition threshold:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Construction	$37,144	$14,065	$41,194	$14,645
Large Project Construction	12,728	16,789	12,777	26,727
Total revenue from contracts with deferred profit	$49,872	$30,854	$53,971	$41,372

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

When we experience significant contract forecast changes, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as a change in estimate for the current period. In our review of these changes for the three and six months ended June 30, 2013 and 2012, we did not identify any material amounts that should have been recorded in a prior period.

Construction gross profit for the three and six months ended June 30, 2013 increased $7.2 million and $11.8 million, respectively, compared to the same periods in 2012. The increases were primarily due to $8.5 million and $13.2 million in gross profit from Kenny operations that are reflected in the three and six months ended June 30, 2013 results, respectively, and not in 2012. The increases from Kenny operations were partially offset by decreases in gross profit due to increased competition and challenging market conditions, primarily in the Northwest. Construction gross profit as a percent of segment revenue remained relatively unchanged during the three and six months ended June 30, 2013 compared to the same periods in 2012.

Large Project Construction gross profit for the three and six months ended June 30, 2013 decreased $6.2 million and $5.7 million, respectively, compared to the same periods in 2012. The gross profit decrease was primarily due to lower volume on several projects in the East that are nearing completion, decreases from revisions in estimates on projects in the East and Northwest, and newly awarded projects in the East which have not yet reached the profit recognition threshold. Large Project Construction gross profit as a percent of segment revenue remained relatively unchanged during the three and six months ended June 30, 2013 compared to the same periods in 2012.

Construction Materials and Real Estate gross profit remained relatively unchanged for the three and six months ended June 30, 2013 compared to the same period in 2012 as residential, commercial and private markets remained depressed.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Selling
Salaries and related expenses	$9,703	$10,122	$21,240	$19,950
Other selling expenses	73	1,858	2,112	3,887
Total selling	9,776	11,980	23,352	23,837
General and administrative
Salaries and related expenses	15,700	13,925	32,502	28,637
Incentive compensation	3,540	1,893	5,390	3,097
Restricted stock amortization and related expenses	2,609	2,296	9,569	6,492
Other general and administrative expenses	14,829	10,712	33,299	23,819
Total general and administrative	36,678	28,826	80,760	62,045
Total selling, general and administrative	$46,454	$40,806	$104,112	$85,882
Percent of revenue	8.4%	7.6%	11.2%	10.1%

Selling, general and administrative expenses for the three and six months ended June 30, 2013 increased $5.6 million, or 13.8%, and $18.2 million, or 21.2%, compared to the same periods in 2012.

Selling Expenses
Selling expenses include the costs for aggregate permits, business development, estimating and bidding. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses during the three and six months ended June 30, 2013 decreased $2.2 million, or 18.4%, and $0.5 million, or 2.0%, compared to the same periods in 2012 primarily due to a decrease in costs related to bidding activities partially offset by the addition of expenses associated with Kenny employees.

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

Total general and administrative expenses for the three and six months ended June 30, 2013 increased $7.9 million, or 27.2%, and $18.7 million, or 30.2%, respectively, compared to the same periods in 2012. The increase during the three months ended June 30, 2013 was primarily due to the addition of expenses associated with Kenny, including $2.0 million of salaries and related expenses, $0.9 million of incentive compensation and $3.9 million of other general and administrative expenses. The increase during the six months ended June 30, 2013 was primarily due to the addition of expenses associated with Kenny, including $4.1 million of salaries and related expenses, $1.3 million of incentive compensation and $6.8 million of other general and administrative expenses. The increase in other general and administrative expenses during the six months ended June 30, 2013 was also due to a $1.5 million increase in consulting fees and Kenny integration costs.

Other Expense

The following table presents the components of other expense for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Interest income	$380	$611	$508	$1,655
Interest expense	(3,700)	(2,827)	(7,345)	(6,009)
Equity in income (loss) of affiliates	698	(484)	275	(1,101)
Other (expense) income, net	(495)	(5,018)	608	1,853
Total other expense	$(3,117)	$(7,718)	$(5,954)	$(3,602)

Interest expense during the three and six months ended June 30, 2013 increased $0.9 million and $1.3 million, respectively, when compared to 2012 primarily due to borrowings under Granite’s existing revolving credit facility. Other (expense) income, net for the three and six months ended June 30, 2012 included a $2.8 million non-cash impairment charge associated with our cost method investment in the preferred stock of a corporation that designs and manufactures solar power generation equipment. Other (expense) income, net for the six months ended June 30, 2012 included a $5.3 million gain related to the sale of gold, a by-product of aggregate production.

Income Taxes

The following table presents the provision (benefit from) for income taxes for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Provision for (benefit from) income taxes	$1,766	$1,859	$(7,261)	$(1,673)
Effective tax rate	35.8%	29.3%	30.4%	28.5%

We calculate our income tax provision at the end of each interim period by estimating our annual effective tax rate and applying that rate to our year-to-date ordinary earnings. The effect of changes in enacted tax laws, tax rates or tax status is recognized in the interim period in which the change occurs.

Our effective tax rate increased to 35.8% and 30.4% for the three and six months ended June 30, 2013, respectively and was 29.3% and 28.5% for the three and six months ended June 30, 2012, respectively. These changes were primarily due to adjusting the effective tax rate to the current estimate of our annual effective tax rate.

Noncontrolling Interests

The following table presents the amount attributable to noncontrolling interests in consolidated subsidiaries for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Amount attributable to noncontrolling interests	$(448)	$(2,538)	$(2,603)	$(5,624)

The amount attributable to noncontrolling interests represents the noncontrolling owners’ share of the income or loss of our consolidated construction joint ventures and real estate entities.

Certain Legal Proceedings

As discussed in Note 15 of “Notes to the Condensed Consolidated Financial Statements”, under certain circumstances the resolution of certain legal proceedings to which we are subject could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations, cash flows and/or liquidity.

Liquidity and Capital Resources

We believe our cash and cash equivalents, short-term investments and cash expected to be generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations through the next twelve months. We maintain a collateralized revolving credit facility of $215.0 million, of which $132.0 million was available at June 30, 2013, primarily to provide capital needs to fund growth opportunities, either internally or generated through acquisition (see “Credit Agreement” section below for further discussion). We do not anticipate that this credit facility will be required to fund future working capital needs associated with our existing operations. If we experience a prolonged change in our business operating results or make a significant acquisition, we may need to acquire additional sources of financing, which, if available, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available at terms acceptable to us.

The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated joint ventures, as of the respective dates:

(in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Cash and cash equivalents excluding consolidated joint ventures	$184,027	$216,125	$170,266
Consolidated construction joint venture cash and cash equivalents[1]	63,806	105,865	67,685
Total consolidated cash and cash equivalents	247,833	321,990	237,951
Short-term and long-term marketable securities[2]	76,496	111,430	89,060
Total cash, cash equivalents and marketable securities	$324,329	$433,420	$327,011

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

Cash Flows	Six Months Ended June 30,
(in thousands)	2013	2012
Net cash (used in) provided by:
Operating activities	$(51,648)	$(34,624)
Investing activities	17,626	45,400
Financing activities	(40,135)	(29,815)

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

Cash used in operating activities of $51.6 million for the six months ended June 30, 2013 represents a $17.0 million increase from the amount of cash used in operating activities during the same period in 2012. The increase was primarily attributable to the increase in our net loss in the six month period in 2013 to $16.7 million, as compared to the loss of $4.2 million experienced in the same period in 2012. In addition, during the six months ended June 30, 2013, net distributions from unconsolidated construction joint ventures were $17.8 million compared to $15.4 million during the same period in 2012. These net distributions were offset by an unfavorable change in our working capital items in 2013 compared to 2012 consistent with the cyclical nature of our business.

Cash provided by investing activities of $17.6 million for the six months ended June 30, 2013 represents a $27.8 million decrease compared to the same period in 2012. The decrease was primarily due to a decrease in net proceeds and maturities of marketable securities during the six months ended June 30, 2013 when compared to 2012. These changes were a result of our cash management activities that are generally based on the Company’s cash flow requirements and/or as investments mature. There were no unusual investing activities related to our cash management practices during the six months ended June 30, 2013.

Cash used in financing activities of $40.1 million for the six months ended June 30, 2013 represents a $10.3 million increase from the amount of cash used in financing activities during the same period in 2012. The increase was driven by a $9.7 million increase in net distributions to noncontrolling partners primarily related to two projects nearing completion in our Large Project Construction segment.

Capital Expenditures

During the six months ended June 30, 2013, we had capital expenditures of $19.4 million compared to $19.9 million during the same period in 2012. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate investing between $45.0 million and $55.0 million in capital expenditures during 2013. During the year ended December 31, 2012, we had capital expenditures of $37.6 million.

Credit Agreement

We have a $215.0 million committed revolving credit facility, with a sublimit for letters of credit of $100.0 million (the “Credit Agreement”), which expires October 11, 2016, of which $132.0 million was available at June 30, 2013. At June 30, 2013 and December 31, 2012, there was a revolving loan of $70.0 million outstanding under the Credit Agreement related to financing the Kenny acquisition, the balance of which is included in long-term debt on our condensed consolidated balance sheets. In addition, as of June 30, 2013 there were standby letters of credit totaling approximately $13.0 million. The letters of credit will expire between August 2013 and December 2016.

Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on certain financial ratios calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin is based upon certain financial ratios calculated quarterly. The applicable margin was 2.00% for loans bearing interest based on LIBOR and 1.00% for loans bearing interest at the base rate at June 30, 2013. Accordingly, the effective interest rate was between 2.27% and 4.25% at June 30, 2013. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Credit Agreement’s maturity date. Borrowings at a LIBOR rate have a term no less than one month and no greater than one year. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a LIBOR rate with similar terms, not to exceed the maturity date of the Credit Agreement. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are collateralized on an equivalent basis with the obligations under the 2019 Notes (defined below) by first priority liens (subject only to other liens permitted under the Credit Agreement) on substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement.

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

Senior Notes Payable

Senior notes payable in the amount of $200.0 million were due to a group of institutional holders in five equal annual installments beginning in 2015 and bear interest at 6.11% per annum (“2019 Notes”).

Our obligations under the note purchase agreements governing the 2019 Notes (the “2019 NPA”) are guaranteed by certain of our subsidiaries and are collateralized on an equivalent basis with the Credit Agreement by liens on substantially all of the assets of the Company and subsidiaries that are guarantors or borrowers under the Credit Agreement. The 2019 NPA provides for the release of liens and re-pledge of collateral on substantially the same terms and conditions as those set forth in the Credit Agreement.

Surety Bonds and Real Estate Mortgages

We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At June 30, 2013, approximately $2.4 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

A significant portion of our real estate held for development and sale is subject to mortgage indebtedness. All of this indebtedness is non-recourse to Granite but is recourse to the real estate entities that incurred the indebtedness. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entities to repay portions of the debt. As of June 30, 2013, the principal amount of debt of our real estate entities secured by mortgages was $9.5 million, of which $2.1 million was included in current liabilities and $7.4 million was included in long-term liabilities on our condensed consolidated balance sheet.

Covenants and Events of Default

The most significant restrictive covenants under the terms of our 2019 NPA and Credit Agreement require the maintenance of a minimum Consolidated Tangible Net Worth, a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. The calculations and terms of such financial covenants are defined in the Credit Agreement filed as Exhibit 10.1 to our Form 10-Q filed November 7, 2012 and in the 2019 NPA filed as Exhibit 10.7 to our Form 10-Q filed November 7, 2012. As of June 30, 2013 and pursuant to the definitions in the agreements, our Consolidated Tangible Net Worth was $720.5 million, which exceeded the minimum of $683.7 million, the Consolidated Interest Coverage Ratio was 10.50, which exceeded the minimum of 4.00 and the Consolidated Leverage Ratio was 1.97, which did not exceed the maximum of 3.25 for the Credit Agreement and the maximum of 3.50 for the 2019 NPA. The maximum Consolidated Leverage Ratio for the Credit Agreement and 2019 NPA decreases to 3.00 and 3.25, respectively, for the quarter ending December 31, 2013, and each quarter ending thereafter. During any Collateral Release Period, the maximum Consolidated Leverage Ratio decreases to 2.50.

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

As of June 30, 2013, we were in compliance with the covenants contained in our 2019 NPA, Credit Agreement and debt agreements related to our consolidated real estate entities. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements. Our compliance with these covenants may be under pressure if our net income further declines, at which point we may elect to take a number of actions, including negotiating with our lenders.

Share Purchase Program

In 2007, our Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion. As of June 30, 2013, $64.1 million was available for purchase. We did not purchase shares under the share purchase program in any of the periods presented. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors. Purchases under the share purchase program may be commenced, suspended or discontinued at any time and from time to time without prior notice.

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

Evaluation of Disclosure Controls and Procedures

Our management carried out, as of June 30, 2013, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the second quarter of 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2013, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended June 30, 2013:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
April 1, 2013 through April 30, 2013	2,526	$31.12	—	$64,065,401
May 1, 2013 through May 31, 2013	192	$31.09	—	$64,065,401
June 1, 2013 through June 30, 2013	749	$30.89	—	$64,065,401
	3,467	$31.07	—
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

GRANITE CONSTRUCTION INCORPORATED

Date:	August 2, 2013	By:	/s/ Laurel J. Krzeminski
Laurel J. Krzeminski
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)