Form 10-Q
period 2013-09-30
GRANITE CONSTRUCTION INC
filed 2013-11-04
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 28, 2013.

Class	Outstanding
Common Stock, $0.01 par value	38,878,364 shares

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)
	September 30, 2013	December 31, 2012	September 30, 2012
ASSETS
Current assets
Cash and cash equivalents ($57,133, $105,865 and $74,020 related to consolidated construction joint ventures (“CCJVs”))	$212,463	$321,990	$287,322
Short-term marketable securities	22,892	56,088	47,185
Receivables, net ($47,696, $43,902 and $31,028 related to CCJVs)	422,609	325,529	363,455
Costs and estimated earnings in excess of billings	40,837	34,116	49,548
Inventories	61,667	59,785	63,999
Real estate held for development and sale	50,250	50,223	57,964
Deferred income taxes	36,687	36,687	38,571
Equity in construction joint ventures	161,063	105,805	97,890
Other current assets	33,204	31,834	13,974
Total current assets	1,041,672	1,022,057	1,019,908
Property and equipment, net ($28,194, $41,114 and $6,661 related to CCJVs)	456,524	481,478	432,293
Long-term marketable securities	64,014	55,342	37,802
Investments in affiliates	31,338	30,799	30,257
Goodwill	53,799	55,419	9,900
Other noncurrent assets	78,655	84,392	68,475
Total assets	$1,726,002	$1,729,487	$1,598,635

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$20	$8,353	$8,352
Current maturities of non-recourse debt	2,147	10,707	16,712
Accounts payable ($20,075, $34,536 and $30,975 related to CCJVs)	199,480	202,541	209,683
Billings in excess of costs and estimated earnings ($70,518, $72,490 and $13,955 related to CCJVs)	144,706	139,692	91,348
Accrued expenses and other current liabilities ($12,804, $8,312 and $3,495 related to CCJVs)	219,169	169,979	167,166
Total current liabilities	565,522	531,272	493,261
Long-term debt	270,148	270,148	200,168
Long-term non-recourse debt	7,048	922	4,375
Other long-term liabilities	46,474	47,124	47,913
Deferred income taxes	7,988	8,163	3,644
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding 38,878,194 shares as of September 30, 2013, 38,730,665 shares as of December 31, 2012 and 38,706,966 shares as of September 30, 2012	388	387	387
Additional paid-in capital	123,681	117,422	114,917
Retained earnings	688,440	712,144	699,277
Total Granite Construction Incorporated shareholders’ equity	812,509	829,953	814,581
Noncontrolling interests	16,313	41,905	34,693
Total equity	828,822	871,858	849,274
Total liabilities and equity	$1,726,002	$1,729,487	$1,598,635
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
Construction	$470,567	$385,744	$956,287	$748,803
Large Project Construction	187,820	255,918	540,906	648,645
Construction Materials	83,172	86,782	173,107	175,754
Real Estate	16	38	141	5,055
Total revenue	741,575	728,482	1,670,441	1,578,257
Cost of revenue
Construction	420,932	352,471	868,300	688,989
Large Project Construction	190,363	198,104	498,639	540,343
Construction Materials	75,884	76,798	167,839	166,720
Real Estate	—	10	13	4,254
Total cost of revenue	687,179	627,383	1,534,791	1,400,306
Gross profit	54,396	101,099	135,650	177,951
Selling, general and administrative expenses	46,586	41,280	150,698	127,801
Loss (gain) on restructuring	474	—	(23)	(2,527)
Gain on sales of property and equipment	3,259	1,622	7,653	6,493
Operating income (loss)	10,595	61,441	(7,372)	59,170
Other (expense) income
Interest income	602	485	1,110	2,140
Interest expense	(3,736)	(2,561)	(11,081)	(8,570)
Equity in (loss) income of affiliates	(2)	1,481	273	380
Other income, net	1,022	2,013	1,630	3,866
Total other (expense) income	(2,114)	1,418	(8,068)	(2,184)
Income (loss) before provision for (benefit from) income taxes	8,481	62,859	(15,440)	56,986
Provision for (benefit from) income taxes	4,026	17,113	(3,235)	15,440
Net income (loss)	4,455	45,746	(12,205)	41,546
Amount attributable to noncontrolling interests	6,542	(8,625)	3,938	(14,249)
Net income (loss) attributable to Granite Construction Incorporated	$10,997	$37,121	$(8,267)	$27,297

Net income (loss) per share attributable to common shareholders (see Notes 13 and 14)
Basic	$0.28	$0.96	$(0.21)	$0.71
Diluted	$0.28	$0.94	$(0.21)	$0.70
Weighted average shares of common stock
Basic	38,876	38,518	38,773	38,418
Diluted	39,759	39,141	38,773	39,013
Dividends per common share	$0.13	$0.13	$0.39	$0.39
 The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)
Nine Months Ended September 30,	2013	2012
Operating activities
Net (loss) income	$(12,205)	$41,546
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	54,788	43,651
Non-cash restructuring, net	(23)	(1,782)
Other non-cash impairment charges	—	3,101
Gain on sales of property and equipment	(7,653)	(6,493)
Stock-based compensation	10,645	8,910
Changes in assets and liabilities, net of the effects of acquisition:
Receivables	(99,856)	(115,066)
Costs and estimated earnings in excess of billings, net	(1,707)	(11,342)
Inventories	(1,882)	(13,024)
Equity in construction joint ventures, including performance guarantees	(54,672)	3,139
Other assets, net	(5,165)	18,581
Accounts payable	5,578	51,025
Accrued expenses and other current liabilities, net, including performance guarantees	47,637	(2,083)
Net cash (used in) provided by operating activities	(64,515)	20,163
Investing activities
Purchases of marketable securities	(34,957)	(59,936)
Maturities of marketable securities	57,000	70,100
Proceeds from sale of marketable securities	5,000	55,000
Additions to property and equipment	(30,467)	(25,971)
Proceeds from sales of property and equipment	18,431	8,368
Payment of Kenny post-closing adjustments	(8,382)	—
Other investing activities, net	1,088	1,165
Net cash provided by investing activities	7,713	48,726
Financing activities
Long-term debt principal payments	(10,900)	(11,584)
Cash dividends paid	(15,150)	(15,078)
Purchases of common stock	(5,457)	(4,521)
Contributions from noncontrolling partners	6,007	—
Distributions to noncontrolling partners	(28,015)	(8,022)
Other financing activities	790	648
Net cash used in financing activities	(52,725)	(38,557)
(Decrease) increase in cash and cash equivalents	(109,527)	30,332
Cash and cash equivalents at beginning of period	321,990	256,990
Cash and cash equivalents at end of period	$212,463	$287,322

Supplementary Information
Cash paid during the period for:
Interest	$7,940	$6,948
Income taxes	2,338	1,131
Non-cash investing and financing activities:
Restricted stock units issued, net of forfeitures	$13,942	$11,532
Accrued cash dividends	5,054	5,032
Debt payments out of escrow from sale of assets	—	1,109
Debt extinguishment from joint venture interest transfer	—	9,115
Debt payment from refinancing	—	1,150
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” “Company” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at September 30, 2013 and 2012 and the results of our operations and cash flows for the periods presented. The December 31, 2012 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements except for the adoption of the following new accounting standards in the first quarter of 2013:

•
In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities and in January 2013, issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. These ASUs require companies to disclose both gross and net information about financial instruments that have been offset on the balance sheet. These ASUs became effective for the quarter ended March 31, 2013 and did not impact our condensed consolidated financial statements.

•
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU gives companies the option to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If it is determined that it is more likely than not the indefinite-lived intangible asset is impaired, a quantitative impairment test is required. However, if it is concluded otherwise, the quantitative test is not necessary. This ASU became effective for our quarter ended March 31, 2013. No impairment analysis was necessary in relation to our indefinite lived intangible assets during the nine months ended September 30, 2013; therefore, the adoption of this ASU had no impact on our condensed consolidated financial statements.

•
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income in certain circumstances. This ASU was effective commencing with our quarter ended March 31, 2013. For all periods presented other comprehensive loss was not significant; therefore, the adoption of this ASU did not have an impact on our condensed consolidated financial statements.

Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

The Company identified approximately $3.9 million in pre-tax adjustments ($2.4 million after-tax) relating to prior periods of 2013 which have been corrected in the current period. The most significant adjustments related to an alternative depreciation method for fixed assets purchased in connection with the acquisition of Kenny Construction Company (“Kenny”) (see Note 18) and an estimate related to project equipment. These out-of-period corrections, which were not material to the current period or any prior period, primarily resulted in an increase to cost of revenue for the three months ended September 30, 2013.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Recently Issued Accounting Pronouncement

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires companies with unrecognized tax benefits, or a portion of unrecognized tax benefits, to present these benefits in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. This ASU will be effective commencing with our quarter ending March 31, 2015 and applied prospectively with early adoption permitted. We do not expect that the adoption of this ASU will have a material impact on our condensed consolidated financial statements.

3.	Revisions in Estimates

Our profit recognition related to construction contracts is based on estimates of costs to complete each project. These estimates can vary significantly in the normal course of business as projects progress, circumstances develop and evolve, and uncertainties are resolved. We do not recognize revenue on contract change orders or claims until we have a signed agreement; however, we do recognize costs as incurred and revisions to estimated total costs as soon as the obligation to perform is determined. Approved change orders and claims, as well as changes in related estimates of costs to complete, are considered revisions in estimates. We use the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. Under this method, revisions in estimates are accounted for in their entirety in the period of change. As of September 30, 2013, we had no revisions in estimates that are reasonably certain to impact future periods. However, there can be no assurance that we will not experience further change in circumstances or otherwise be required to further revise our profitability estimates.

Construction

The net changes in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit were net increases of $1.5 million and $0.6 million for the three and nine months ended September 30, 2013. The net changes for the three and nine months ended September 30, 2012 were net decreases of $6.0 million and $9.4 million, respectively. The projects are summarized as follows:

Increases

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2013	2012	2013	2012
Number of projects with upward estimate changes	4	1	5	4
Range of increase in gross profit from each project, net	$1.3 - 2.7	$1.6	$1.1 - 3.0	$1.0 - 3.0
Increase to project profitability	$7.4	$1.6	$11.8	$7.1
The increases during the three and nine months ended September 30, 2013 were due to owner directed scope changes and production at a higher rate than anticipated. The increases during the three and nine months ended September 30, 2012 were due to lower than anticipated costs and settlement of outstanding issues with contract owners.

Decreases

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2013	2012	2013	2012
Number of projects with downward estimate changes	3	4	4	6
Range of reduction in gross profit from each project, net	$1.5 - 2.5	$1.1 - 3.9	$1.1 - 4.3	$1.1 - 6.3
Decrease to project profitability	$5.9	$7.6	$11.2	$16.5
The decreases during the three and nine months ended September 30, 2013 and 2012 were due to lower productivity than originally anticipated.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Large Project Construction

The net changes in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit was a net decrease of $6.8 million for the three months ended September 30, 2013 and a net increase of $13.6 million for the nine months ended September 30, 2013, respectively. The net changes for the three and nine months ended September 30, 2012 were net increases of $35.9 million and $48.9 million, respectively. Amounts attributable to noncontrolling interests were $5.9 million of the net decrease for the three months ended September 30, 2013 and $4.3 million of the net increase for the nine months ended September 30, 2013. Amounts attributable to noncontrolling interests were $5.7 million and $6.6 million of the net increases for the three and nine months ended September 30, 2012, respectively. The projects are summarized as follows:

Increases

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2013	2012	2013	2012
Number of projects with upward estimate changes	3	8	6	8
Range of increase in gross profit from each project, net	$1.0 - 10.5	$1.1 - 12.6	$2.1 - 26.6	$1.1 - 16.3
Increase to project profitability	$12.9	$35.9	$47.5	$54.7
The increases during the three and nine months ended September 30, 2013 were due to production at a higher rate than anticipated and owner directed scope changes. The increases during the three and nine months ended September 30, 2012 were due to owner directed scope changes and lower than anticipated construction costs.

Decreases

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2013	2012	2013	2012
Number of projects with downward estimate changes	4	—	4	2
Range of reduction in gross profit from each project, net	$1.4 - 14.7	$—	$1.6 - 23.5	$1.7 - 4.1
Decrease to project profitability	$19.7	$—	$33.9	$5.8
The downward estimate changes during the three and nine months ended September 30, 2013 were primarily related to significant increased costs on a highway project in Washington State. This project has been impacted by lower productivity resulting from previously unforeseen design issues, schedule delays, associated job re-sequencing, and costs related to changes in the project scope. Compensation is being sought from both the client and subcontractors for a portion of the additional costs; however, the amount, sources and timing for any future compensation has yet to be finalized. The downward estimate changes during the nine months ended September 30, 2012 were due to lower productivity than anticipated, including with respect to the Washington State project discussed above.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Marketable Securities

All marketable securities were classified as held-to-maturity for the dates presented and the carrying amounts of held-to-maturity securities were as follows:

(in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
U.S. Government and agency obligations	$1,260	$7,375	$15,062
Commercial paper	19,982	34,966	19,976
Municipal bonds	1,650	8,738	7,082
Corporate bonds	—	5,009	5,065
Total short-term marketable securities	22,892	56,088	47,185
U.S. Government and agency obligations	64,014	55,342	36,103
Municipal bonds	—	—	1,699
Total long-term marketable securities	64,014	55,342	37,802
Total marketable securities	$86,906	$111,430	$84,987

Scheduled maturities of held-to-maturity investments were as follows (in thousands):

September 30, 2013
Due within one year	$22,892
Due in one to five years	64,014
Total	$86,906

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Fair Value Measurement

Fair value accounting standards describe three levels that may be used to measure fair value:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

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
The following tables summarize assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value levels:

September 30, 2013	Fair Value Measurement at Reporting Date Using
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$113,220	$—	$—	$113,220
Total assets	$113,220	$—	$—	$113,220

December 31, 2012	Fair Value Measurement at Reporting Date Using
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$201,542	$—	$—	$201,542
Held-to-maturity commercial paper	5,000	—	—	5,000
Total assets	$206,542	$—	$—	$206,542

September 30, 2012	Fair Value Measurement at Reporting Date Using
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$185,586	$—	$—	$185,586
Held-to-maturity commercial paper	14,495	—	—	14,495
Total assets	$200,081	$—	$—	$200,081

A reconciliation of cash equivalents to consolidated cash and cash equivalents is as follows:

(in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Cash equivalents	$113,220	$206,542	$200,081
Cash	99,243	115,448	87,241
Total cash and cash equivalents	$212,463	$321,990	$287,322

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying values and estimated fair values of our financial instruments that are not required to be measured at fair value in the condensed consolidated balance sheets are as follows:

		September 30, 2013		December 31, 2012		September 30, 2012
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities[1]	Level 1	$86,906	$86,594	$111,430	$111,525	$84,987	$85,133
Liabilities (including current maturities):
Senior notes payable[2]	Level 3	$200,000	$226,110	$208,333	$243,118	$208,333	$243,219
Credit Agreement loan[2]	Level 3	70,000	70,166	70,000	70,444	—	—
1Held-to-maturity marketable securities are periodically assessed for other-than-temporary impairment.
2The fair values of the senior notes payable and Credit Agreement (as defined under “Credit Agreement” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) loan are based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk.

The carrying values of receivables, other current assets, and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these instruments. In addition, the fair value of non-recourse debt measured using Level 3 inputs approximates its carrying value due to its relative short-term nature and competitive interest rates. During the three and nine months ended September 30, 2013 and 2012, we did not record any significant fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

6.	Receivables, net

(in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Construction contracts:
Completed and in progress	$275,182	$195,244	$228,865
Retentions	76,114	93,800	68,590
Total construction contracts	351,296	289,044	297,455
Construction material sales	55,466	26,918	59,396
Other	18,412	12,316	9,029
Total gross receivables	425,174	328,278	365,880
Less: allowance for doubtful accounts	2,565	2,749	2,425
Total net receivables	$422,609	$325,529	$363,455

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

Certain construction contracts include retainage provisions. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the contract by the owners. As of September 30, 2013, substantially all of the retentions receivable are expected to be collected within one year. Included in other receivables at September 30, 2013, December 31, 2012 and September 30, 2012 were items such as notes receivable, fuel tax refunds and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financing receivables consisted of long-term notes receivable and retentions receivable. As of September 30, 2013, December 31, 2012 and September 30, 2012 long-term notes receivable outstanding were $1.5 million, $2.0 million and $1.9 million, respectively, and primarily related to loans made to employees and were included in other noncurrent assets in our condensed consolidated balance sheets.

We segregate our retention receivables into two categories: escrow and non-escrow. The balances in each category were as follows:

(in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Escrow	$23,794	$41,494	$42,297
Non-escrow	52,320	52,306	26,293
Total retention receivables	$76,114	$93,800	$68,590

The escrow receivables include amounts due to Granite which have been deposited into an escrow account and bear interest. Typically, escrow retention receivables are held until work on a project is complete and has been accepted by the owner who then releases those funds, along with accrued interest, to us. There is minimal risk of not collecting on these amounts.

Non-escrow retention receivables are amounts that the project owner has contractually withheld that are to be paid upon owner acceptance of contract completion. We evaluate our non-escrow retention receivables for collectibility using certain customer information that includes the following:

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

The following table summarizes the amount of our non-escrow retention receivables within each category:

(in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Federal	$5,161	$3,234	$2,569
State	3,444	2,971	3,595
Local	35,003	31,559	12,003
Private	8,712	14,542	8,126
Total	$52,320	$52,306	$26,293

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

September 30, 2013	Current	1 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$4,121	$237	$803	$5,161
State	1,685	368	1,391	3,444
Local	24,845	2,924	7,234	35,003
Private	5,238	968	2,506	8,712
Total	$35,889	$4,497	$11,934	$52,320

December 31, 2012	Current	1 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$3,116	$72	$46	$3,234
State	2,148	502	321	2,971
Local	25,743	1,082	4,734	31,559
Private	13,310	716	516	14,542
Total	$44,317	$2,372	$5,617	$52,306

September 30, 2012	Current	1 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$2,012	$—	$557	$2,569
State	3,177	239	179	3,595
Local	11,141	555	307	12,003
Private	7,495	321	310	8,126
Total	$23,825	$1,115	$1,353	$26,293

Federal, state and local agencies generally require several approvals to release payments, and these approvals often take over 90 days past contractual due dates to obtain. Amounts past due from government agencies primarily result from delays caused by paperwork processing and obtaining proper agency approvals rather than lack of funds, as was the case with the majority of local agencies with past due balances as of September 30, 2013. We generally receive payment within one year of owner acceptance. As of September 30, 2013, December 31, 2012 and September 30, 2012, our allowance for doubtful accounts contained no material provision related to non-escrow retention receivables as we determined there were no significant collectibility issues.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Construction and Line Item Joint Ventures

We participate in various construction joint venture partnerships and a limited liability company of which we are a limited partner or member (“joint ventures”). We also participate in various “line item” joint venture agreements under which each partner is responsible for performing certain discrete items of the total scope of contracted work.

The agreements with our joint venture partners and limited liability company members (“partners(s)”) for both construction joint ventures and line item joint ventures define each partner's management role and financial responsibility in the project. The amount of exposure is generally limited to our stated ownership interest. Due to the joint and several nature of the obligation under these agreements, if one of the partners fails to perform, we and the remaining partners would be responsible for performance of the outstanding work. Circumstances that could lead to a loss under these agreements beyond our stated ownership interest include the failure of a partner to contribute additional funds to the venture in the event the project incurs a loss or additional costs that we could incur should a partner fail to provide the services and resources that it had committed to provide in the agreement.

At September 30, 2013, there was approximately $5.0 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $1.4 billion represented our share and the remaining $3.6 billion represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.

Construction Joint Ventures

Generally, each construction joint venture is formed to complete a specific contract and is jointly controlled by the venture partners. The associated agreements typically provide that our interests in any profits and assets, and our respective share in any losses and liabilities resulting from the performance of the contracts, are limited to our stated percentage interest in the project. We have no significant commitments beyond completion of the contracts. Under our contractual arrangements, we provide capital to these joint ventures in return for an ownership interest. In addition, partners dedicate resources to the ventures necessary to complete the contracts and are reimbursed for their cost. The operational risks of each construction joint venture are passed along to the joint venture partners. As we absorb our share of these risks, our investment in each venture is exposed to potential losses.

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

We continually evaluate whether there are changes in the status of the VIE’s or changes to the primary beneficiary designation of the VIE. Based on our assessments during the nine months ended September 30, 2013 and 2012, we determined no change was required for existing construction joint ventures.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Construction Joint Ventures

The carrying amounts and classification of assets and liabilities of construction joint ventures we are required to consolidate are included in our condensed consolidated financial statements as follows:

(in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Cash and cash equivalents[1]	$57,133	$105,865	$74,020
Receivables, net	47,696	43,902	31,028
Other current assets	3,815	4,008	1,351
Total current assets	108,644	153,775	106,399
Property and equipment, net	28,194	41,114	6,661
Other noncurrent assets	—	1,700	—
Total assets[2]	$136,838	$196,589	$113,060

Accounts payable	$20,075	$34,536	$30,975
Billings in excess of costs and estimated earnings[1]	70,518	72,490	13,955
Accrued expenses and other current liabilities	12,804	8,312	3,495
Total liabilities[2]	$103,397	$115,338	$48,425
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

At September 30, 2013, we were engaged in four active consolidated construction joint venture projects with total contract values ranging from $0.4 million to $336.9 million. The total revenue remaining to be recognized on these consolidated joint ventures ranged from $0.3 million to $111.0 million. Our proportionate share of the equity in these joint ventures was between 51.0% and 65.0%. During the three and nine months ended September 30, 2013, total revenue from consolidated construction joint ventures was $42.4 million and $131.1 million, respectively. During the three and nine months ended September 30, 2012, total revenue from consolidated construction joint ventures was $77.4 million and $174.0 million, respectively. Total cash used in consolidated construction joint venture operations was $10.4 million and $16.1 million during the nine months ended September 30, 2013 and 2012, respectively.

Unconsolidated Construction Joint Ventures

We account for our share of construction joint ventures that we are not required to consolidate on a pro rata basis in the condensed consolidated statements of operations and as a single line item on the condensed consolidated balance sheets. As of September 30, 2013, these unconsolidated joint ventures were engaged in eleven active construction projects with total contract values ranging from $40.0 million to $3.1 billion. Our proportionate share of the equity in these unconsolidated joint ventures ranged from 20.0% to 50.0%. As of September 30, 2013, our share of the revenue remaining to be recognized on these unconsolidated joint ventures ranged from $0.2 million to $691.0 million.

As of September 30, 2013, one of our unconsolidated construction joint ventures was located in Canada and, therefore, the associated disclosures throughout this footnote include amounts that were translated from Canadian dollars to U.S. dollars using the spot rate in effect as of the reporting date for balance sheet items, and the average rate in effect during the reporting period for the results of operations. The associated foreign currency translation adjustments did not have a material impact on the consolidated financial statements for any of the dates or periods presented.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Assets:
Cash and cash equivalents[1]	$412,506	$244,686	$304,065
Other assets	439,655	301,412	273,848
Less partners’ interest	557,857	342,545	353,165
Granite’s interest	294,304	203,553	224,748
Liabilities:
Accounts payable	127,695	114,039	94,788
Billings in excess of costs and estimated earnings[1]	274,052	161,268	243,578
Other liabilities	68,379	5,873	8,299
Less partners’ interest	336,885	183,432	219,807
Granite’s interest	133,241	97,748	126,858
Equity in construction joint ventures	$161,063	$105,805	$97,890
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Revenue:
Total	$363,523	$286,308	$848,082	$776,235
Less partners’ interest[1]	259,655	181,679	586,016	497,743
Granite’s interest	103,868	104,629	262,066	278,492
Cost of revenue:
Total	290,112	200,688	661,587	597,689
Less partners’ interest[1]	203,804	129,840	452,784	389,171
Granite’s interest	86,308	70,848	208,803	208,518
Granite’s interest in gross profit	$17,560	$33,781	$53,263	$69,974
1Partners’ interest represents amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest, adjusted to reflect our accounting policies.

Line Item Joint Ventures

The revenue for each line item joint venture partner’s discrete items of work is defined in the contract with the project owner and each venture partner bears the profitability risk associated with its own work. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We include only our portion of these contracts in our condensed consolidated financial statements. As of September 30, 2013, we had five active line item joint venture construction projects with total contract values ranging from $42.2 million to $138.6 million of which our portion ranged from $23.0 million to $60.8 million. As of September 30, 2013, our share of revenue remaining to be recognized on these line item joint ventures ranged from $0.1 million to $23.8 million.

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

GLC receives authorization to provide additional financial support for certain of its real estate entities in increments to address changes in business plans. During the nine months ended September 30, 2013, GLC was authorized to increase its financial support to one consolidated real estate entity by $5.9 million to meet existing debt obligations, and during the nine months ended September 30, 2012 there was no increase to its authorized financial support. As of September 30, 2013, $3.0 million of the total authorized investment had yet to be contributed to the consolidated entity.

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

We continually evaluate whether there are changes in the status of the VIE’s or changes to the primary beneficiary designation of the VIE. Based on our assessments during the nine months ended September 30, 2013 and 2012, we determined no change was required for existing real estate entities.

To determine if impairment charges should be recognized, the carrying amount of each consolidated real estate development project is reviewed on a quarterly basis. Based on our quarterly evaluations of each project’s business plan, we recorded no material impairment charges to our real estate development projects or investments during the three and nine months ended September 30, 2013 and 2012.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Real Estate Entities

As of September 30, 2013, December 31, 2012 and September 30, 2012, real estate held for development and sale associated with consolidated real estate entities included in our condensed consolidated balance sheets was $50.3 million, $50.2 million and $58.0 million, respectively. Non-recourse debt, including current maturities, associated with these entities was $9.2 million, $11.6 million and $21.1 million as of September 30, 2013, December 31, 2012 and September 30, 2012, respectively. All other amounts associated with these entities were insignificant for the periods presented. As of September 30, 2013, December 31, 2012 and September 30, 2012, $40.8 million, $40.3 million and $48.1 million, respectively, of the real estate held for development and sale balances were in Washington residential real estate. The remaining balances were primarily in various commercial projects in Texas and California.

Investments in Affiliates

Our investments in affiliates balance consists of the following:

(in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Equity method investments in real estate affiliates	$20,488	$19,775	$18,873
Equity method investments in other affiliates	10,850	11,024	11,384
Total investments in affiliates	$31,338	$30,799	$30,257

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

The equity method investments in real estate included $14.0 million, $13.8 million and $12.8 million in residential real estate in Texas as of September 30, 2013, December 31, 2012 and September 30, 2012, respectively. The remaining balances were in commercial real estate in Texas. As of September 30, 2013, these real estate entities had total assets ranging from approximately $1.9 million to $49.7 million. As of each of the periods presented, the most significant non-real estate equity method investment was a 50% interest in a limited liability company which owns and operates an asphalt terminal and operates an emulsion plant in Nevada.

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Total assets	$166,601	$166,112	$156,992
Net assets	$95,490	$92,106	$85,162
Granite’s share of net assets	$31,338	$30,799	$30,257

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Property and Equipment, net

Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net on our condensed consolidated balance sheets as follows:

(in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Equipment and vehicles	$754,598	$758,782	$718,965
Quarry property	180,205	180,567	177,814
Land and land improvements	125,606	125,961	125,842
Buildings and leasehold improvements	83,743	83,245	80,916
Office furniture and equipment	69,265	67,743	64,767
Property and equipment	1,213,417	1,216,298	1,168,304
Less: accumulated depreciation and depletion	756,893	734,820	736,011
Property and equipment, net	$456,524	$481,478	$432,293

10.	Intangible Assets

Indefinite-lived Intangible Assets:

Indefinite-lived intangible assets primarily consist of goodwill and use rights. Use rights of $0.4 million are included in other noncurrent assets on our condensed consolidated balance sheets as of September 30, 2013, December 31, 2012 and September 30, 2012.

The following table presents the goodwill balance by reporting segment:

(in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Construction	$28,398	$29,190	$6,937
Large Project Construction	23,287	24,115	849
Construction Materials	2,114	2,114	2,114
Total goodwill	$53,799	$55,419	$9,900

The change in goodwill and in the gross value of amortized intangible assets during each period is due to the acquisition of Kenny. See Note 18 for further details.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amortized Intangible Assets:

Following is the breakdown of our amortized intangible assets that are included in other noncurrent assets on our condensed consolidated balance sheets:

September 30, 2013		Accumulated
(in thousands)	Gross Value	Amortization	Net Book Value
Permits	$29,713	$(11,711)	$18,002
Customer lists	4,398	(2,418)	1,980
Covenants not to compete	1,588	(1,551)	37
Acquired backlog	7,900	(5,147)	2,753
Trade name	4,100	(324)	3,776
Other	871	(827)	44
Total amortized intangible assets	$48,570	$(21,978)	$26,592

December 31, 2012
(in thousands)
Permits	$29,713	$(10,869)	$18,844
Customer lists	4,698	(2,170)	2,528
Covenants not to compete	1,588	(1,546)	42
Acquired backlog	8,400	—	8,400
Trade name	4,100	—	4,100
Other	871	(734)	137
Total amortized intangible assets	$49,370	$(15,319)	$34,051

September 30, 2012
(in thousands)
Permits	$29,713	$(10,588)	$19,125
Customer lists	2,198	(2,113)	85
Covenants not to compete	1,588	(1,541)	47
Other	871	(696)	175
Total amortized intangible assets	$34,370	$(14,938)	$19,432
Amortization expense related to these intangible assets for the three and nine months ended September 30, 2013 was approximately $2.2 million and $6.7 million, respectively, and approximately $1.2 million and $3.3 million for the three and nine months ended September 30, 2012, respectively. Based on the amortized intangible assets balance at September 30, 2013, amortization expense expected to be recorded in the future is as follows: $2.6 million for the remainder of 2013; $2.2 million in 2014; $2.1 million in 2015; $1.8 million in 2016; $1.7 million in 2017; and $16.2 million thereafter.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Restructuring

We recorded no significant restructuring amounts during the nine months ended September 30, 2013 and recorded net gains on restructuring of $2.5 million during the nine months ended September 30, 2012. During the fourth quarter of 2013, we expect to conclude our 2010 Enterprise Improvement Plan (“EIP”) and to record at least $30.0 million of restructuring charges, primarily related to previously planned consolidation efforts and assets to be held-for-sale as part of our EIP. The ultimate amount and timing of future restructuring charges is subject to market conditions and our ability to estimate sales values of certain assets at prices acceptable to us and that would result in a sale within a year of the assets being held-for-sale.

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

As of September 30, 2013, we were in compliance with the covenants contained in our note purchase agreements governing our senior notes payable, Credit Agreement (as defined under “Credit Agreement” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and debt agreements related to our consolidated real estate entities. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.

13.	Weighted Average Shares Outstanding

A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income (loss) per share in the accompanying condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Weighted average shares outstanding:
Weighted average common stock outstanding	38,876	38,707	38,814	38,679
Less: weighted average unvested restricted stock outstanding	—	189	41	261
Total basic weighted average shares outstanding	38,876	38,518	38,773	38,418

Diluted weighted average shares outstanding:
Weighted average common stock outstanding, basic	38,876	38,518	38,773	38,418
Effect of dilutive securities:
Common stock options and restricted stock units[1]	883	623	—	595
Total weighted average shares outstanding assuming dilution	39,759	39,141	38,773	39,013
1Due to the net loss for the nine months ended September 30, 2013, restricted stock units and common stock options representing approximately 863,000 have been excluded from the number of shares used in calculating diluted net loss per share, as their inclusion would be antidilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Basic
Numerator:
Net income (loss) attributable to Granite	$10,997	$37,121	$(8,267)	$27,297
Less: net income allocated to participating securities	—	181	—	184
Net income (loss) allocated to common shareholders for basic calculation	$10,997	$36,940	$(8,267)	$27,113

Denominator:
Weighted average common shares outstanding, basic	38,876	38,518	38,773	38,418
Net income (loss) per share, basic	$0.28	$0.96	$(0.21)	$0.71

Diluted
Numerator:
Net income (loss) attributable to Granite	$10,997	$37,121	$(8,267)	$27,297
Less: net income allocated to participating securities	—	178	—	181
Net income (loss) allocated to common shareholders for diluted calculation	$10,997	$36,943	$(8,267)	$27,116

Denominator:
Weighted average common shares outstanding, diluted	39,759	39,141	38,773	39,013
Net income (loss) per share, diluted	$0.28	$0.94	$(0.21)	$0.70

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.	Equity

The following tables summarize our equity activity for the periods presented:

(in thousands)	Granite Construction Incorporated	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$829,953	$41,905	$871,858
Purchase of common stock[1]	(5,457)	—	(5,457)
Other transactions with shareholders[3]	11,430	—	11,430
Transactions with noncontrolling interests, net[4]	—	(21,654)	(21,654)
Net loss	(8,267)	(3,938)	(12,205)
Dividends on common stock	(15,150)	—	(15,150)
Balance at September 30, 2013	$812,509	$16,313	$828,822

(in thousands)
Balance at December 31, 2011	$799,197	$28,466	$827,663
Purchase of common stock[2]	(4,521)	—	(4,521)
Other transactions with shareholders[3]	7,690	—	7,690
Transactions with noncontrolling interests, net[4]	—	(8,022)	(8,022)
Net income	27,297	14,249	41,546
Dividends on common stock	(15,082)	—	(15,082)
Balance at September 30, 2012	$814,581	$34,693	$849,274
1Represents 181,000 shares purchased in connection with employee tax withholding for shares/units granted under our Amended and Restated 1999 Equity Incentive Plan.
2Represents 154,000 shares purchased in connection with employee tax withholding for shares/units granted under our Amended and Restated 1999 Equity Incentive Plan.
3Amounts are comprised primarily of amortized restricted stock and units.
4Amounts are primarily distributions to noncontrolling partners, net of contributions.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	Legal Proceedings

In the ordinary course of business, we and our affiliates are involved in various legal proceedings that are pending against us and our affiliates alleging, among other things, public liability issues or breach of contract or tortious conduct in connection with the performance of services and/or materials provided, the various outcomes of which cannot be predicted with certainty. We and our affiliates are also subject to government inquiries in the ordinary course of business seeking information concerning our compliance with government construction contracting requirements and related laws and regulations.
We record liabilities in our condensed consolidated balance sheets representing our estimated liabilities relating to legal proceedings and government inquiries to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable. The aggregate liabilities recorded as of September 30, 2013, December 31, 2012, and September 30, 2012 related to these matters were approximately $18.0 million, $8.6 million and $6.8 million, respectively, and were primarily included in accrued expenses and other current liabilities on our condensed consolidated balance sheets. Some of the matters in which we or our affiliates are involved may involve compensatory, punitive, or other claims or sanctions that if granted, could require us to pay damages or make other expenditures in amounts that are not probable to be incurred or cannot currently be reasonably estimated. In addition, in some circumstances our government contracts could be terminated, we could be suspended or debarred, or payment of our costs could be disallowed. While any one of our pending legal proceedings is subject to early resolution as a result of our ongoing efforts to settle, whether or when any legal proceeding will be resolved through settlement is neither predictable nor guaranteed. Accordingly, it is possible that future developments in such proceedings and inquiries could require us to (i) adjust existing accruals, or (ii) record new accruals that we did not originally believe to be probable or that could not be reasonably estimated. Such changes could be material to our financial condition, results of operations and cash flows in any particular reporting period. In addition to matters that are considered probable for which the loss can be reasonably estimated, we also disclose certain matters where the loss is considered reasonably possible and is reasonably estimable. Except as noted below, we believe the aggregate range of possible loss related to matters considered reasonably possible was not material as of September 30, 2013. Our view as to such matters could change in future periods.

Investigation Related to Grand Avenue Project Disadvantaged Business Enterprise (“DBE”) Issues: On March 6, 2009, the U.S. Department of Transportation, Office of Inspector General served upon our wholly-owned subsidiary, Granite Construction Northeast, Inc. (“Granite Northeast”), a United States District Court, Eastern District of New York Grand Jury subpoena to produce documents. The subpoena sought all documents pertaining to the use of a DBE firm (the “Subcontractor”), and the Subcontractor’s use of a non-DBE subcontractor/consultant, on the Grand Avenue Bus Depot and Central Maintenance Facility for the Borough of Queens Project (the “Grand Avenue Project”), a Granite Northeast project, that began in 2004 and was substantially complete in 2008. The subpoena sought any documents regarding the use of the Subcontractor as a DBE on any other projects and any other documents related to the Subcontractor or to the subcontractor/consultant. Granite Northeast produced the requested documents, together with other requested information. Subsequently, Granite Northeast was informed by the Department of Justice (“DOJ”) that it is a subject of the investigation, along with others. In January 2013 and October 2013, Granite Northeast met with Assistant United States Attorneys from the DOJ, along with other federal and state agencies (the “Agencies”), to discuss the status of the government’s criminal investigation of the Grand Avenue Project participants, including Granite Northeast. In addition to the documents produced in response to the Grand Jury subpoena, Granite Northeast has provided information to the Agencies concerning other DBE entities for which Granite Northeast has historically claimed DBE credit. The Agencies have informed Granite Northeast that they believe that the claimed DBE credit taken for some of those other DBE entities was improper. If the Agencies prevail in this view, Granite Northeast could be subject to civil, criminal, and/or administrative penalties or sanctions. Granite is unable to estimate at this time the entire liability or the most likely amount of liability that it may incur in connection with this matter. Because Granite believes that the incurrence of some form of penalty or sanction is probable, Granite has recorded the low end of the estimated range of potential liabilities in its condensed consolidated balance sheets as of September 30, 2013. Granite believes the likelihood of liability for amounts in excess of this accrual, up to the amount of the DBE subcontract, is reasonably possible. Under certain circumstances the resolution of the matters under investigation could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations and/or liquidity.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.	Business Segment Information

Our reportable segments are: Construction, Large Project Construction, Construction Materials and Real Estate.

The Construction segment performs various construction projects with a large portion of the work focused on new construction and improvement of streets, roads, highways, bridges, site work, underground, electric utilities and other infrastructure projects. These projects are typically bid-build projects completed within two years with a contract value of less than $75 million.

The Large Project Construction segment focuses on large, complex infrastructure projects which typically have longer duration than our Construction segment work. These projects include major highways, mass transit facilities, bridges, tunnels, waterway locks and dams, pipelines, canals, electric utilities and airport infrastructure. This segment primarily includes bid-build, design-build and construction management/general contractor contracts, generally with contract values in excess of $75 million.

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized segment information is as follows:

	Three Months Ended September 30,
(in thousands)	Construction	Large Project Construction	Construction Materials	Real Estate	Total
2013
Total revenue from reportable segments	$470,567	$187,820	$146,286	$16	$804,689
Elimination of intersegment revenue	—	—	(63,114)	—	(63,114)
Revenue from external customers	470,567	187,820	83,172	16	741,575
Gross profit (loss)	49,635	(2,543)	7,288	16	54,396
Depreciation, depletion and amortization	8,502	3,634	5,631	—	17,767
2012
Total revenue from reportable segments	$385,744	$255,918	$169,350	$38	$811,050
Elimination of intersegment revenue	—	—	(82,568)	—	(82,568)
Revenue from external customers	385,744	255,918	86,782	38	728,482
Gross profit	33,273	57,814	9,984	28	101,099
Depreciation, depletion and amortization	3,160	1,102	7,498	—	11,760

	Nine Months Ended September 30,
(in thousands)	Construction	Large Project Construction	Construction Materials	Real Estate	Total
2013
Total revenue from reportable segments	$956,287	$540,906	$282,547	$141	$1,779,881
Elimination of intersegment revenue	—	—	(109,440)	—	(109,440)
Revenue from external customers	956,287	540,906	173,107	141	1,670,441
Gross profit	87,987	42,267	5,268	128	135,650
Depreciation, depletion and amortization	20,194	8,792	17,087	—	46,073
Segment assets	155,440	211,144	340,172	50,250	757,006
2012
Total revenue from reportable segments	$748,803	$648,645	$316,211	$5,055	$1,718,714
Elimination of intersegment revenue	—	—	(140,457)	—	(140,457)
Revenue from external customers	748,803	648,645	175,754	5,055	1,578,257
Gross profit	59,814	108,302	9,034	801	177,951
Depreciation, depletion and amortization	9,973	3,279	22,055	—	35,307
Segment assets	110,402	109,114	353,756	57,964	631,236

A reconciliation of segment gross profit to consolidated income (loss) before provision for (benefit from) income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Total gross profit from reportable segments	$54,396	$101,099	$135,650	$177,951
Selling, general and administrative expenses	46,586	41,280	150,698	127,801
Loss (gain) on restructuring	474	—	(23)	(2,527)
Gain on sales of property and equipment	3,259	1,622	7,653	6,493
Total other (expense) income	(2,114)	1,418	(8,068)	(2,184)
Income (loss) before provision for (benefit from) income taxes	$8,481	$62,859	$(15,440)	$56,986

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18.	Acquisition

On December 28, 2012, we signed a definitive agreement to acquire 100% of the outstanding shares of Kenny, a national contractor and construction manager based in Northbrook, Illinois for $141.1 million. The acquisition was effective December 31, 2012 and was funded through cash on hand and $70.0 million of proceeds from borrowings under Granite’s existing revolving credit facility. In accordance with the terms of the agreement, we paid post-closing adjustments of $4.6 million and $3.8 million in the second and third quarters of 2013, respectively. Each of these post-closing adjustments is reflected in the purchase price above. The purchase price included $13.0 million held in escrow for indemnification liabilities (as defined by the definitive agreement). All claims are expected to be finalized and released in or before September 2014.

The acquired business operates under the name Kenny Construction Company as a wholly owned subsidiary of Granite Construction Incorporated. Kenny operates in the tunneling, electrical power, underground and civil businesses. The underground business utilizes cutting-edge trenchless construction technologies and processes. This acquisition expanded our presence in these markets and has enabled us to leverage our capabilities and geographic footprint. We have accounted for this transaction in accordance with ASC Topic 805, Business Combinations (“ASC 805”).

Purchase Price Allocation
In accordance with ASC 805, a preliminary allocation of the purchase price was made to the net tangible and identifiable intangible assets based on their estimated fair values as of December 31, 2012. During the nine months ended September 30, 2013, we adjusted the preliminary values assigned to property and equipment by $0.8 million to reflect additional information obtained. We expect to finalize the purchase price allocation during the fourth quarter of 2013. The following table presents the adjusted purchase price allocation (in thousands):

Cash and cash equivalents		$53,185
Receivables		88,725
Costs and estimated earnings in excess of billings		444
Inventories		731
Equity in construction joint ventures		7,803
Other current assets		6,039
Property and equipment, net		51,909
Identifiable intangible assets:
Acquired backlog	7,900
Customer list	2,200
Trade name	4,100
Total identifiable intangible assets		14,200
Total identifiable assets acquired		223,036
Accounts payable		43,591
Billings in excess of costs and estimated earnings		50,098
Accrued expenses and other current liabilities		16,806
Noncontrolling interests		15,326
Net identifiable assets acquired		97,215
Goodwill		43,899
Purchase price		$141,114

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible assets
Acquired intangible assets included backlog, customer relationships and trade name. We amortize the fair value of backlog intangible assets based on the associated project’s percent complete, and use the straight-line method over the assets’ estimated useful lives for other intangible assets. The estimated useful lives for backlog and customer relationships range from 1 to 8 years and represent existing contracts and the underlying customer relationships. The estimated useful lives of the trade names are 10 years and represent the fair values of the acquired trade names. The identifiable intangible assets are expected to be deductible for income tax purposes. We recorded amortization expense associated with the acquired intangible assets as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2013
Cost of revenue - Construction	$1,600	$4,800
Cost of revenue - Large Project Construction	99	347
Selling, general and administrative expenses	181	544
Total	$1,880	$5,691

Goodwill
Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The factors that contributed to the recognition of goodwill from the acquisition of Kenny include acquiring a workforce with capabilities in the power, tunnel and underground markets, cost savings opportunities and the significant synergies expected to arise. The $43.9 million of goodwill that resulted from this acquisition is included in our Construction and Large Project Construction segments - see Note 10. The goodwill is expected to be deductible for income tax purposes.

In connection with the acquisition, Kenny became a guarantor of our obligations under the Credit Agreement (as defined under “Credit Agreement” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and outstanding senior notes and pledged substantially all of its assets to collateralize such obligations, in each case on substantially the same terms as our other subsidiaries that are guarantors of such obligations.

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

Our typical construction project begins with the preparation and submission of a bid to a customer. If selected as the successful bidder, we generally enter into a contract with the customer that provides for payment upon completion of specified work or units of work as identified in the contract. We usually invoice our customers on a monthly basis. Our contracts frequently call for retention that is a specified percentage withheld from each payment until the contract is completed and the work accepted by the customer. Additionally, we generally defer recognition of profit on projects until they reach at least 25% completion (see “Gross Profit” section below) and our profit recognition is based on estimates that may change over time. Our revenue, gross margin and cash flows can differ significantly from period to period due to a variety of factors including the projects’ stage of completion, the mix of early and late stage projects, our estimates of contract costs, outstanding contract claims and the payment terms of our contracts. The timing differences between our cash inflows and outflows require us to maintain adequate levels of working capital.

The four primary economic drivers of our business are (1) the overall health of the economy, (2) federal, state and local public funding levels, (3) population growth resulting in public and private development, and (4) the need to replace or repair aging infrastructure. A stagnant or declining economy will generally result in reduced demand for construction and construction materials in the private sector. This reduced demand increases competition for private sector projects and will ultimately also increase competition in the public sector as companies migrate from bidding on scarce private sector work to projects in the public sector. Greater competition can reduce our revenues and/or have a downward impact on our gross profit margins. In addition, a stagnant or declining economy tends to produce less tax revenue for public agencies, thereby decreasing a source of funds available for spending on public infrastructure improvements. Some funding sources that have been specifically earmarked for infrastructure spending, such as diesel and gasoline taxes, are not as directly affected by a stagnant or declining economy, unless actual consumption is reduced. However, even these can be temporarily at risk as federal, state and local governments take actions to balance their budgets. Additionally, high fuel prices can have a dampening effect on consumption, resulting in overall lower tax revenue. Conversely, increased levels of public funding as well as an expanding or robust economy will generally increase demand for our services and provide opportunities for revenue growth and margin improvement.

Our market sector information reflects four groups defined as follows: 1) California; 2) Northwest, which primarily includes offices in Alaska, Arizona, Nevada, Utah and Washington; 3) Heavy Civil (formerly East), which primarily includes offices in California, Florida, New York and Texas; and 4) Kenny, which primarily includes offices in Colorado, Illinois, and Pennsylvania. Our California and Northwest groups include operations from our Construction Materials line of business. A project’s results are reported in the group that is responsible for the project, not necessarily the geographic area where the work is located. In some cases, the operations of a group include the results of work performed outside of that geographic region. Effective in the third quarter of 2013, we made certain changes to the organizational structure of the four groups. The most significant changes were reclassifying Arizona market sector information from the Heavy Civil group to the Northwest group, and reclassifying all heavy civil construction contracts to the Heavy Civil group. These changes were designed to improve operating efficiencies and better position the Company for long-term growth. Each of these groups includes operations from our Construction and Large Project Construction lines of business. However, in the future, the Heavy Civil group is expected to perform the majority of the complex heavy civil construction projects. Prior period amounts associated with these changes have been reclassified to conform to current year presentation. These changes had no impact on our business segments.

Current Economic Environment and Outlook

The outlook and bidding environment in large projects remains robust, despite long-term federal funding issues for public sector infrastructure projects. We are encouraged both by our bidding pipeline and our backlog profile, which remains at record levels and is expected to positively impact our business in 2014. Recent wins in the power market are pointing to growing revenue synergies. The power, tunnel, and water end markets, new to Granite in 2013 via the Kenny acquisition, provide opportunities to grow in 2014 and beyond. We continue to be encouraged by the opportunities driven by the Transportation Infrastructure Financing and Innovation Act, enhanced in the 2012 federal highway bill (MAP-21), which we believe is helping to facilitate and accelerate several projects that would not have moved forward otherwise.
While the economic outlook is improving in many of our Construction and Construction Materials segment end markets, we continue to operate in a highly competitive bidding environment. Continued overall weak demand for commercial and residential development has impacted, and may continue to impact, our ability to grow backlog at adequate margins and increase profitability. These challenging conditions have persisted throughout 2013, and although improving, are expected to continue to create a near-term headwind for the Construction and Construction Materials segments.
Looking ahead, we remain focused on optimizing our business portfolio and asset base associated with our strategic objectives to conclude our 2010 EIP strategy related to certain real estate and operational assets by the end of 2013. As a result, we expect to record at least $30.0 million of restructuring charges, associated with these assets during the fourth quarter of 2013. The ultimate amount and timing of future restructuring charges is subject to market conditions and our ability to estimate sales values of certain assets at prices acceptable to us and that would result in a sale within a year of the assets being held-for-sale. The majority of restructuring charges associated with the EIP to date were recorded in 2010. We recorded no significant restructuring amounts during the nine months ended September 30, 2013 and recorded net gains on restructuring of $2.5 million during the nine months ended September 30, 2012.

Results of Operations

Our operations are typically affected by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Comparative Financial Summary	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Total revenue	$741,575	$728,482	$1,670,441	$1,578,257
Gross profit	54,396	101,099	135,650	177,951
Operating income (loss)	10,595	61,441	(7,372)	59,170
Total other (expense) income	(2,114)	1,418	(8,068)	(2,184)
Amount attributable to noncontrolling interests	6,542	(8,625)	3,938	(14,249)
Net income (loss) attributable to Granite Construction Incorporated	10,997	37,121	(8,267)	27,297

Revenue

Total Revenue by Segment	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2013		2012		2013		2012
Construction	$470,567	63.4%	$385,744	52.9%	$956,287	57.2%	$748,803	47.5%
Large Project Construction	187,820	25.4	255,918	35.2	540,906	32.4	648,645	41.1
Construction Materials	83,172	11.2	86,782	11.9	173,107	10.4	175,754	11.1
Real Estate	16	—	38	—	141	—	5,055	0.3
Total	$741,575	100.0%	$728,482	100.0%	$1,670,441	100.0%	$1,578,257	100.0%

Construction Revenue	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2013		2012		2013		2012
California:
Public sector	$126,814	27.0%	$157,832	41.0%	$281,356	29.3%	$336,949	44.9%
Private sector	27,952	5.9	14,769	3.8	63,608	6.7	34,356	4.6
Northwest:
Public sector	208,136	44.2	177,209	45.9	353,813	37.0	285,032	38.1
Private sector	53,178	11.3	34,209	8.9	97,678	10.2	85,084	11.4
Heavy Civil:
Public sector	1,515	0.3	1,710	0.4	3,471	0.4	7,345	1.0
Private sector	—	—	15	—	528	0.1	37	—
Kenny:
Public sector	18,836	4.0	—	—	48,536	5.1	—	—
Private sector	34,136	7.3	—	—	107,297	11.2	—	—
Total	$470,567	100.0%	$385,744	100.0%	$956,287	100.0%	$748,803	100.0%

Construction revenue for the three and nine months ended September 30, 2013 increased by $84.8 million, or 22.0%, and $207.5 million, or 27.7%, respectively, compared to the same periods in 2012 primarily due to the acquisition of Kenny in December 2012. The decrease in California public sector revenue and the increases in Northwest public and private sectors as well as California private sector revenues were the result of fluctuations in bidding success and changing market conditions.

Large Project Construction Revenue[1]	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2013		2012		2013		2012
California[1]	$20,353	10.8%	$27,368	10.7%	$73,140	13.6%	$61,681	9.5%
Northwest[1]	3,198	1.7	55,425	21.7	21,184	3.9	143,886	22.2
Heavy Civil[1]	152,122	81.0	173,125	67.6	406,901	75.2	443,078	68.3
Kenny:
Public	11,458	6.1	—	—	39,043	7.2	—	—
Private	689	0.4	—	—	638	0.1	—	—
Total	$187,820	100.0%	$255,918	100.0%	$540,906	100.0%	$648,645	100.0%
1For the periods presented, all Large Project Construction revenue was earned from the public sector.

Large Project Construction revenue for the three and nine months ended September 30, 2013 decreased by $68.1 million, or 26.6%, and $107.7 million, or 16.6%, respectively, compared to the same periods in 2012 primarily due to ongoing projects nearing completion, a lack of new Large Project Construction awards and new projects in the early stages of completion. These decreases were partially offset by increases from the acquisition of Kenny in December 2012.

Construction Materials Revenue[1]	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2013		2012		2013		2012
California	$42,221	50.8%	$48,910	56.4%	$94,619	54.7%	$107,910	61.4%
Northwest	40,951	49.2	37,872	43.6	78,488	45.3	67,844	38.6
Total	$83,172	100.0%	$86,782	100.0%	$173,107	100.0%	$175,754	100.0%
 1For the periods presented, all Construction Materials revenue was earned from the California and Northwest groups.

Construction Materials revenue for the three and nine months ended September 30, 2013 decreased $3.6 million, or 4.2%, and by $2.6 million, or 1.5%, respectively, compared to the same periods in 2012 as the materials business continues to be impacted by the ongoing weakness in the commercial and residential development markets.

Real Estate Revenue

Real Estate revenue remained relatively unchanged during the three months ended September 30, 2013 and decreased $4.9 million during the nine months ended September 30, 2013 compared to the same periods in 2012. The decrease during the nine months ended September 30, 2013 was primarily attributable to the sale of a commercial property in California during the first quarter of 2012 with no corresponding sales in 2013. Factors that contribute to fluctuations in revenue include national and local market conditions, entitlement status of properties and buyers access to capital. Additionally, as we complete our EIP, the size of our real estate portfolio is reduced which in turn reduces both current real estate revenues and opportunities for future real estate sales revenue.

Contract Backlog

Our contract backlog consists of the remaining unearned revenue on awarded contracts, including 100% of our consolidated joint venture contracts and our proportionate share of unconsolidated joint venture contracts. We generally include a project in our contract backlog at the time it is awarded and funding is in place. Certain government contracts where funding is appropriated on a periodic basis are included in contract backlog at the time of the award. Substantially all of the contracts in our contract backlog may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past.

The following tables illustrate our contract backlog as of the respective dates:

Total Contract Backlog by Segment
(dollars in thousands)	September 30, 2013		June 30, 2013		September 30, 2012
Construction	$705,839	25.6%	$807,686	28.9%	$530,291	33.3%
Large Project Construction	2,049,003	74.4	1,989,156	71.1	1,061,143	66.7
Total	$2,754,842	100.0%	$2,796,842	100.0%	$1,591,434	100.0%

Construction Contract Backlog
(dollars in thousands)	September 30, 2013		June 30, 2013		September 30, 2012
California:
Public sector	$406,503	57.5%	$365,761	45.3%	$288,600	54.4%
Private sector	39,403	5.6	37,309	4.6	39,873	7.5
Northwest:
Public sector	153,419	21.7	256,484	31.8	159,192	30.0
Private sector	30,089	4.3	50,429	6.2	38,592	7.3
Heavy Civil:
Public sector	2,141	0.3	961	0.1	3,457	0.7
Private sector	—	—	—	—	577	0.1
Kenny:
Public sector	46,351	6.6	49,902	6.2	—	—
Private sector	27,933	4.0	46,840	5.8	—	—
Total	$705,839	100.0%	$807,686	100.0%	$530,291	100.0%

Construction contract backlog of $705.8 million at September 30, 2013 was $101.8 million, or 12.6%, lower than at June 30, 2013 and $175.5 million, or 33.1%, higher than at September 30, 2012. The decrease from June 30, 2013 primarily reflects work completed during the period partially offset by new awards. New awards during the three months ended September 30, 2013 included a $25.5 million highway widening project and a $37.1 million dam improvement project, both in California. The increase from September 30, 2012 was primarily due to the acquisition of Kenny contract backlog, as well as improved success rate on bidding activity in California, partially offset by progress on existing projects in the Northwest and Heavy Civil groups. Not included in Construction contract backlog as of September 30, 2013 is approximately $142.9 million primarily associated with Kenny construction contracts that will be booked into backlog as additional “task order” notices to proceed are received.

Large Project Construction Contract Backlog
(dollars in thousands)	September 30, 2013		June 30, 2013		September 30, 2012
California[1]	$81,323	4.0%	$76,945	3.8%	$141,665	13.3%
Northwest[1]	10,024	0.5	12,285	0.6	60,415	5.7
Heavy Civil[1]	1,604,974	78.3	1,709,891	86.0	859,063	81.0
Kenny:
Public sector[2]	172,893	8.4	190,035	9.6	—	—
Private sector	179,789	8.8	—	—	—	—
Total	$2,049,003	100.0%	$1,989,156	100.0%	$1,061,143	100.0%
1For the periods presented, all Large Project Construction contract backlog is related to contracts with public agencies.
2As of September 30, 2013 and June 30, 2013, $60.5 million and $69.5 million, respectively, of Kenny public sector contract backlog was translated from Canadian dollars to U.S. dollars at the spot rate in effect at the date of reporting.

Large Project Construction contract backlog of $2.0 billion at September 30, 2013 was $59.8 million, or 3.0%, higher than at June 30, 2013, and $987.9 million, or 93.1%, higher than at September 30, 2012. The increases from June 30, 2013 and September 30, 2012 included the award of a $177.2 million material management contract in the Kenny group, partially offset by progress on existing projects. The increase from September 30, 2012 was also due to new awards in the Heavy Civil group as well as the acquisition of Kenny contract backlog, partially offset by progress on existing projects. New awards included the Tappan Zee Bridge project in New York, a $296.0 million highway rebuild project in Texas and a $130.1 million highway reconstruction project in North Carolina. Not included in Large Project Construction contract backlog is approximately $237.2 million, of which $101.1 million represents Granite’s share, associated with one highway rebuild project in Texas and one in Colorado that will be booked into backlog as contract options are exercised.

Noncontrolling interests included in Large Project Construction contract backlog as of September 30, 2013, June 30, 2013, and September 30, 2012 were $71.6 million, $82.3 million and $86.6 million, respectively.

Gross Profit (Loss)

The following table presents gross profit (loss) by business segment for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Construction	$49,635	$33,273	$87,987	$59,814
Percent of segment revenue	10.5%	8.6%	9.2%	8.0%
Large Project Construction	(2,543)	57,814	42,267	108,302
Percent of segment revenue	(1.4)	22.6	7.8	16.7
Construction Materials	7,288	9,984	5,268	9,034
Percent of segment revenue	8.8	11.5	3.0	5.1
Real Estate	16	28	128	801
Percent of segment revenue	100.0	73.7	90.8	15.8
Total gross profit	$54,396	$101,099	$135,650	$177,951
Percent of total revenue	7.3%	13.9%	8.1%	11.3%

We generally defer profit recognition until a project reaches at least 25% completion. In the case of large, complex projects, we may defer profit recognition beyond the point of 25% completion until such time as we believe we have enough information to make a reasonably dependable estimate of contract cost. Gross profit can vary significantly in periods where one or more projects reach our percentage of completion threshold and the deferred profit is recognized or, conversely, in periods where contract backlog is growing rapidly and a higher percentage of projects are in their early stages with no associated gross profit recognition.

The following table presents revenue from projects that have not yet reached our profit recognition threshold:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Construction	$22,572	$22,338	$32,879	$27,393
Large Project Construction	37,971	26,301	50,747	50,486
Total revenue from contracts with deferred profit	$60,543	$48,639	$83,626	$77,879

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

When we experience significant changes in our estimates of costs to complete, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as revisions in estimates for the current period. In our review of these changes for the three and nine months ended September 30, 2013 and 2012, we did not identify any material amounts that should have been recorded in a prior period.

Construction gross profit for the three and nine months ended September 30, 2013 increased $16.4 million and $28.2 million, respectively, compared to the same periods in 2012. Construction gross margin as a percentage of segment revenue for the three months ended September 30, 2013 increased to 10.5% from 8.6% in 2012 and increased to 9.2% for the nine months ended September 30, 2013 from 8.0% in 2012. The increases were due improved project execution, improved market conditions and the addition of gross profit from Kenny operations. Gross profit from Kenny operations for the three and nine months ended September 30, 2013 were $6.3 million and $20.7 million, respectively. In addition, the increases during the three and nine months ended September 30, 2013 were due to net increases in gross profit from revisions in estimates of $1.5 million and $0.6 million, respectively, compared to net decreases of $6.0 million and $9.4 million, respectively, during the same periods in 2012 (see Note 3 of “Notes to the Condensed Consolidated Financial Statements”).

Large Project Construction gross profit for the three and nine months ended September 30, 2013 decreased $60.4 million and $66.0 million, respectively, compared to the same periods in 2012. Large Project Construction gross margin as a percentage of segment revenue for the three months ended September 30, 2013 decreased to a gross loss of 1.4% from a gross profit of 22.6% in 2012 and gross profit decreased to 7.8% for the nine months ended September 30, 2013 from 16.7% in 2012. The decreases were partially due to several projects in the Heavy Civil and Northwest groups nearing completion and newly awarded projects in the Heavy Civil group which have not yet reached the profit recognition threshold. The decreases during the three and nine months ended September 30, 2013 were also attributable to an $6.8 million decrease in gross profit from revisions in estimates for the three months ended September 30, 2013 and a net increase of $13.6 million for the nine months ended September 30, 2013 compared to net increases of $35.9 million and $48.9 million, respectively, during the same periods in 2012 (see Note 3 of “Notes to the Condensed Consolidated Financial Statements”). The decreases in gross profit from revisions in estimates for the three and nine months ended September 30, 2013 were primarily related to significant increased costs on a highway project in Washington State.

Construction Materials gross profit for the three and nine months ended September 30, 2013 decreased $2.7 million and $3.8 million, respectively, compared to the same periods in 2012. Construction Materials gross margin as a percentage of segment revenue for the three months ended September 30, 2013 decreased to 8.8% from 11.5% in 2012 and decreased to 3.0% for the nine months ended September 30, 2013 from 5.1% in 2012. The decreases are primarily due to the continued competitive environment in the residential, commercial and private markets in general.

Real Estate gross profit decreased for the three and nine months ended September 30, 2013 compared to the same period in 2012 as we continue to execute on our EIP.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Selling
Salaries and related expenses	$8,702	$8,200	$29,942	$28,150
Other selling expenses	3,298	2,313	5,410	6,200
Total selling	12,000	10,513	35,352	34,350
General and administrative
Salaries, burden and other compensation	15,652	14,824	53,544	46,558
Restricted stock amortization and related expenses	2,476	2,418	12,045	8,910
Other general and administrative expenses	16,458	13,525	49,757	37,983
Total general and administrative	34,586	30,767	115,346	93,451
Total selling, general and administrative	$46,586	$41,280	$150,698	$127,801
Percent of revenue	6.3%	5.7%	9.0%	8.1%

Selling, general and administrative expenses for the three and nine months ended September 30, 2013 increased $5.3 million, or 12.9%, and $22.9 million, or 17.9%, compared to the same periods in 2012.

Selling Expenses
Selling expenses include the costs for materials facility permits, business development, estimating and bidding. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses during the three and nine months ended September 30, 2013 increased $1.5 million, or 14.1%, and $1.0 million, or 2.9%, respectively, compared to the same periods in 2012. These increases were primarily due to the addition of expenses associated with Kenny employees coupled with increased costs related to bidding activities.

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

Total general and administrative expenses for the three and nine months ended September 30, 2013 increased $3.8 million, or 12.4%, and $21.9 million, or 23.4%, respectively, compared to the same periods in 2012. The increase during the three and nine months ended September 30, 2013 was primarily due to the addition of expenses associated with Kenny, including $2.4 million and $7.7 million, respectively, of salaries, burden and other compensation. The increase during the nine months ended September 30, 2013 was also due to the addition of $10.4 million in other general and administrative expenses, as well as a $2.2 million increase in integration costs associated with Kenny.

Other (Expense) Income

The following table presents the components of other (expense) income for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Interest income	$602	$485	$1,110	$2,140
Interest expense	(3,736)	(2,561)	(11,081)	(8,570)
Equity in (loss) income of affiliates	(2)	1,481	273	380
Other income, net	1,022	2,013	1,630	3,866
Total other (expense) income	$(2,114)	$1,418	$(8,068)	$(2,184)

Interest expense during the three and nine months ended September 30, 2013 increased $1.2 million and $2.5 million, respectively, when compared to 2012 primarily due to borrowings under Granite’s existing revolving credit facility. Other income, net for the nine months ended September 30, 2012 included a $5.3 million gain related to the sale of gold, a by-product of aggregate production, and a $2.8 million non-cash impairment charge associated with our cost method investment in the preferred stock of a corporation that designs and manufactures solar power generation equipment.

Income Taxes

The following table presents the provision for (benefit from) income taxes for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Provision for (benefit from) income taxes	$4,026	$17,113	$(3,235)	$15,440
Effective tax rate	47.5%	27.2%	21.0%	27.1%

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

Our effective tax rate for the three months ended September 30, 2013 increased to 47.5% from 27.2% when compared to the same period in 2012 and decreased to 21% for the nine months ended September 30, 2013 from 27.1% when compared to the same periods in 2012. These changes were primarily due to adjusting the effective tax rate to the current estimate of our annual effective tax rate, partially offset by a significant nondeductible expense which is considered a discrete item for tax provision purposes for the three months ended September 30, 2013

Noncontrolling Interests

The following table presents the amount attributable to noncontrolling interests in consolidated subsidiaries for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Amount attributable to noncontrolling interests	$6,542	$(8,625)	$3,938	$(14,249)

The amount attributable to noncontrolling interests represents the noncontrolling owners’ share of the income or loss of our consolidated construction joint ventures and real estate entities. The change in noncontrolling interests during the three and nine months ended September 30, 2013 were primarily due to revisions in profitability estimates from significant increased costs on a highway project in Washington State that has been impacted by lower productivity resulting from previously unforeseen design issues, schedule delays, associated job re-sequencing, and costs related to changes in the project scope. In addition, the changes were due to activity on one joint venture nearing completion.

Certain Legal Proceedings

As discussed in Note 16 of “Notes to the Condensed Consolidated Financial Statements”, under certain circumstances the resolution of certain legal proceedings to which we are subject could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations, cash flows and/or liquidity.

Liquidity and Capital Resources

We believe our cash and cash equivalents, short-term investments and cash expected to be generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations through the next twelve months. We maintain a collateralized revolving credit facility of $215.0 million, of which $134.9 million was available at September 30, 2013, primarily to provide capital needs to fund growth opportunities, either internally or generated through acquisition (see “Credit Agreement” section below for further discussion). We do not anticipate that this credit facility will be required to fund future working capital needs associated with our existing operations. If we experience a prolonged change in our business operating results or make a significant acquisition, we may need to acquire additional sources of financing, which, if available, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available at terms acceptable to us.

The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated joint ventures, as of the respective dates:

(in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Cash and cash equivalents excluding consolidated joint ventures	$155,330	$216,125	$213,302
Consolidated construction joint venture cash and cash equivalents[1]	57,133	105,865	74,020
Total consolidated cash and cash equivalents	212,463	321,990	287,322
Short-term and long-term marketable securities[2]	86,906	111,430	84,987
Total cash, cash equivalents and marketable securities	$299,369	$433,420	$372,309

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

Cash Flows	Nine Months Ended September 30,
(in thousands)	2013	2012
Net cash (used in) provided by:
Operating activities	$(64,515)	$20,163
Investing activities	7,713	48,726
Financing activities	(52,725)	(38,557)

Cash flows from operating activities result primarily from our earnings or losses, and are also impacted by changes in operating assets and liabilities which consist primarily of working capital balances. As a large heavy civil contractor and construction materials producer, our operating cash flows are subject to the cycles associated with winning, performing and closing projects, including the timing related to funding construction joint ventures and the resolution of uncertainties inherent in the complex nature of the work that we perform.

Cash used in operating activities of $64.5 million for the nine months ended September 30, 2013 represents an $84.7 million decrease from the amount of cash provided by operating activities during the same period in 2012. The decrease was partially attributable to our net loss for the nine month period in 2013 as compared to net income generated in the same period in 2012. In addition, during the nine months ended September 30, 2013, net contributions to unconsolidated construction joint ventures increased $18.5 million and there was an unfavorable change in our working capital items when compared to the same period in 2012.

Cash provided by investing activities of $7.7 million for the nine months ended September 30, 2013 represents a $41.0 million decrease compared to the same period in 2012. The decrease was primarily due to a decrease in net proceeds and maturities of marketable securities during the nine months ended September 30, 2013 when compared to 2012. These changes were a result of our cash management activities that are generally based on the Company’s cash flow requirements and/or as investments mature. In addition, during the nine months ended September 30, 2013, $8.4 million in payments were made in connection with the Kenny acquisition. There were no unusual investing activities related to our cash management practices during the nine months ended September 30, 2013.

Cash used in financing activities of $52.7 million for the nine months ended September 30, 2013 represents a $14.2 million increase from the amount of cash used in financing activities during the same period in 2012. The increase was driven by a $14.0 million increase in net distributions to noncontrolling partners primarily related to two projects nearing completion in our Large Project Construction segment.

Capital Expenditures

During the nine months ended September 30, 2013, we had capital expenditures of $30.5 million compared to $26.0 million during the same period in 2012. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate investing between $40.0 million to $50.0 million in capital expenditures during 2013. During the year ended December 31, 2012, we had capital expenditures of $37.6 million.

Credit Agreement

We have a $215.0 million committed revolving credit facility, with a sublimit for letters of credit of $100.0 million (the “Credit Agreement”), which expires October 11, 2016, of which $134.9 million was available at September 30, 2013. At September 30, 2013 and December 31, 2012, there was a revolving loan of $70.0 million outstanding under the Credit Agreement related to financing the Kenny acquisition, the balance of which is included in long-term debt on our condensed consolidated balance sheets. In addition, as of September 30, 2013 there were standby letters of credit totaling approximately $10.1 million. The letters of credit will expire between October 2013 and December 2016.

Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on certain financial ratios calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin is based upon certain financial ratios calculated quarterly. The applicable margin was 2.50% for loans bearing interest based on LIBOR and 1.50% for loans bearing interest at the base rate at September 30, 2013. Accordingly, the effective interest rate was between 2.75% and 4.75% at September 30, 2013. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Credit Agreement’s maturity date. Borrowings at a LIBOR rate have a term no less than one month and no greater than one year. Typically, at the end of such term, such borrowings may be paid off or rolled over at our discretion into either a borrowing at the base rate or a borrowing at a LIBOR rate with similar terms, not to exceed the maturity date of the Credit Agreement. On a periodic basis, we assess the timing of payment depending on facts and circumstances that exist at the time of our assessment. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are collateralized on an equivalent basis with the obligations under the 2019 Notes (defined below) by first priority liens (subject only to other liens permitted under the Credit Agreement) on substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement.

The Credit Agreement provides for the release of the liens securing the obligations, at our option and expense, after September 30, 2013, so long as certain conditions as defined by the terms in the Credit Agreement are satisfied (“Collateral Release Period”). If, subsequently, our Consolidated Fixed Charge Coverage Ratio is less than 1.25 or our Consolidated Leverage Ratio is greater than 2.50, then we will be required to promptly re-pledge substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement. We have not exercised this option as of September 30, 2013.

Senior Notes Payable

As of September 30, 2013, senior notes payable in the amount of $200.0 million were due to a group of institutional holders in five equal annual installments beginning in 2015 and bear interest at 6.11% per annum (“2019 Notes”).

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

Surety Bonds and Real Estate Mortgages

We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At September 30, 2013, approximately $2.1 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

A significant portion of our real estate held for development and sale is subject to mortgage indebtedness. All of this indebtedness is non-recourse to Granite but is recourse to the real estate entities that incurred the indebtedness. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entities to repay portions of the debt. As of September 30, 2013, the principal amount of debt of our real estate entities secured by mortgages was $9.1 million, of which $2.1 million was included in current liabilities and $7.0 million was included in long-term liabilities on our condensed consolidated balance sheet.

Covenants and Events of Default

The most significant restrictive covenants under the terms of our 2019 NPA and Credit Agreement require the maintenance of a minimum Consolidated Tangible Net Worth, a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. The calculations and terms of such financial covenants are defined in the Credit Agreement filed as Exhibit 10.1 to our Form 10-Q filed November 7, 2012 and in the 2019 NPA filed as Exhibit 10.7 to our Form 10-Q filed November 7, 2012. As of September 30, 2013 and pursuant to the definitions in the agreements, our Consolidated Tangible Net Worth was $717.4 million, which exceeded the minimum of $689.4 million, the Consolidated Interest Coverage Ratio was 7.85, which exceeded the minimum of 4.00 and the Consolidated Leverage Ratio was 2.52, which did not exceed the maximum of 3.25 for the Credit Agreement and the maximum of 3.50 for the 2019 NPA. The maximum Consolidated Leverage Ratio for the Credit Agreement and 2019 NPA decreases to 3.00 and 3.25, respectively, for the quarter ending December 31, 2013, and each quarter ending thereafter. During any Collateral Release Period, the maximum Consolidated Leverage Ratio decreases to 2.50.

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

As of September 30, 2013, we were in compliance with the covenants contained in our 2019 NPA, Credit Agreement and debt agreements related to our consolidated real estate entities. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements. Our compliance with these covenants may be under pressure if our net income further declines, at which point we may elect to take a number of actions, including negotiating amendments to our covenant requirements with our lenders.

Share Purchase Program

In 2007, our Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion. As of September 30, 2013, $64.1 million remained available under this authorization. We did not purchase shares under the share purchase program in any of the periods presented. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors. Purchases under the share purchase program may be commenced, suspended or discontinued at any time and from time to time without prior notice.

Recent Accounting Pronouncements

See Notes 1 and 2 of the “Notes to the Condensed Consolidated Financial Statements” for a description of recent accounting pronouncements, including the expected dates of adoption and effects on our condensed consolidated balance sheets, statements of operations and statements of cash flows.

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

Evaluation of Disclosure Controls and Procedures

Our management carried out, as of September 30, 2013, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the third quarter of 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2013, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended September 30, 2013:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
July 1, 2013 through July 31, 2013	11,907	$30.46	—	$64,065,401
August 1, 2013 through August 31, 2013	113	32.16	—	64,065,401
September 1, 2013 through September 30, 2013	731	28.32	—	64,065,401
	12,751	$30.35	—
1The number of shares purchased is in connection with employee tax withholding for units granted under our Amended and Restated 1999 Equity Incentive Plan.
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

GRANITE CONSTRUCTION INCORPORATED

Date:	November 4, 2013	By:	/s/ Laurel J. Krzeminski
Laurel J. Krzeminski
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)