Form 10-K
period 2013-12-31
GRANITE CONSTRUCTION INC
filed 2014-03-03
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $1.1 billion as of June 30, 2013, based upon the price at which the registrant’s Common Stock was last sold as reported on the New York Stock Exchange on such date.
At February 18, 2014, 38,919,160 shares of Common Stock, par value $0.01, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of Granite Construction Incorporated to be held on June 5, 2014, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.

Index
 PART I

PART II

PART III

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
EXHIBIT 10.31
EXHIBIT 10.32
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

PART I
Item 1. BUSINESS

Introduction
Granite Construction Company was originally incorporated in 1922. In 1990, Granite Construction Incorporated was formed as the holding company for Granite Construction Company and its wholly-owned subsidiaries and was incorporated in Delaware. Unless otherwise indicated, the terms “we,”  “us,”  “our,”  “Company” and “Granite” refer to Granite Construction Incorporated and its consolidated subsidiaries.
We are one of the largest diversified heavy civil contractors and construction materials producers in the United States. We operate nationwide, serving both public and private sector clients. Within the public sector, we primarily concentrate on heavy-civil infrastructure projects, including the construction of roads, highways, mass transit facilities, airport infrastructure, bridges, trenchless and underground utilities, electrical utilities, tunnels, dams and other infrastructure-related projects. Within the private sector, we perform site preparation and infrastructure services for residential development, energy development, commercial and industrial sites, and other facilities, as well as provide construction management professional services.
We own and lease substantial aggregate reserves and own a number of plant facilities to produce construction materials for use in our construction business and for sale to third parties. We also have one of the largest contractor-owned heavy construction equipment fleets in the United States. We believe that the ownership of these assets enables us to compete more effectively by ensuring availability of these resources at a favorable cost.
In December 2012, we purchased 100% of the outstanding stock of Kenny Construction Company (“Kenny”), a Northbrook, Illinois-based national contractor and construction manager, for a purchase price of $141.1 million. Kenny is recognized as a national leader among tunneling and electrical power contractors, and has evolved into an industry-leading rehabilitation contractor utilizing cutting-edge trenchless and underground construction technologies and processes. The acquisition expanded our presence in the power, tunnel and underground markets, and has enabled us to leverage our capabilities and geographic footprint. Amounts associated with Kenny are included in our consolidated statement of operations for the year ended December 31, 2013 and in our consolidated balance sheets as of December 31, 2013 and 2012.

Operating Structure
Our business has been organized into four reportable business segments to reflect our lines of business. These business segments are: Construction, Large Project Construction, Construction Materials and Real Estate. See Note 20 of “Notes to the Consolidated Financial Statements” for additional information about our reportable business segments.
In addition to business segments, we review our business by operating groups and by public and private market sectors. Our operating groups are defined as follows: 1) California; 2) Northwest, which primarily includes offices in Alaska, Arizona, Nevada, Utah and Washington; 3) Heavy Civil (formerly East), which primarily includes offices in California, Florida, New York and Texas; and 4) Kenny, which primarily includes offices in Colorado and Illinois. Each of these operating groups may include financial results from our Construction and Large Project Construction segments. A project’s results are reported in the operating group that is responsible for the project, not necessarily the geographic area where the work is located. In some cases, the operations of an operating group include the results of work performed outside of that geographic region. Our California and Northwest operating groups include financial results from our Construction Materials segment.
Effective in the third quarter of 2013, we made certain changes to the organizational structure of the four operating groups. The most significant changes were to move our Arizona business from the Heavy Civil operating group to the Northwest operating group, and to reclassify the majority of the complex heavy-civil construction contracts to the Heavy Civil operating group. These changes were designed to improve operating efficiencies and better position the Company for long-term growth. Prior period amounts associated with these changes have been reclassified to conform to the current year presentation. These changes had no impact on our reportable business segments.
Construction: Revenue from our Construction segment was $1.3 billion and $1.0 billion (55.2% and 47.2% of our total revenue) in 2013 and 2012, respectively. Revenue from our Construction segment is derived from both public and private sector clients. The Construction segment performs construction management, as well as various civil construction projects with a large portion of the work focused on new construction and improvement of streets, roads, highways, bridges, site work, underground, utilities and other infrastructure projects. These projects are typically bid-build and construction management projects completed within two years with a contract value of less than $75 million.
Large Project Construction: Revenue from our Large Project Construction segment was $777.8 million and $863.2 million (34.3% and 41.4% of our total revenue) in 2013 and 2012, respectively. The Large Project Construction segment focuses on large, complex infrastructure projects which typically have a longer duration than our Construction segment work. These projects include major highways, mass transit facilities, bridges, tunnels, waterway locks and dams, pipelines, canals, utilities and airport infrastructure. This segment primarily includes bid-build, design/build and construction management/general contractor contracts, generally with contract values in excess of $75 million.
We participate in joint ventures with other construction companies mainly on projects in our Large Project Construction segment. Joint ventures are typically used for large, technically complex projects, including design/build projects, where it is desirable to share risk and resources. Joint venture partners typically provide independently prepared estimates, shared financing and equipment, and often bring local knowledge and expertise (see “Joint Ventures” section below).
We also utilize the design/build and construction management/general contract methods of project delivery. Unlike traditional projects where owners first hire a design firm or design a project themselves and then put the project out to bid for construction, design/build projects provide the owner with a single point of responsibility and a single contact for both final design and construction. Although design/build projects carry additional risk as compared to traditional bid/build projects, the profit potential can also be higher. Under the construction management/general contract method of delivery, we contract with owners to manage the design phase of the contract with the understanding that we will negotiate a contract on the construction phase when the design nears completion. Revenue from design/build and construction management/general contract projects represented 63.6% and 74.5% of Large Project Construction revenue in 2013 and 2012, respectively.

Construction Materials: Revenue from our Construction Materials segment was $237.8 million and $230.6 million (10.5% and 11.1% of our total revenue) in 2013 and 2012, respectively. The Construction Materials segment mines and processes aggregates and operates plants that produce construction materials for internal use and for sale to third parties. We have significant aggregate reserves that we own or lease through long-term leases. Sales to our construction projects represented 36.1% of our gross sales during 2013, and ranged from 36.1% to 47.1% over the last five years. The remainder is sold to third parties.
During 2013 and in connection with our 2010 Enterprise Improvement Plan (“EIP”), we recorded $14.7 million in restructuring charges and, separate from the EIP, recorded $3.2 million in non-cash impairment charges, related to the Construction Materials segment. The restructuring and impairment charges consisted of non-cash impairment charges to non-performing quarry sites which had an aggregate carrying value of $21.3 million prior to the impairment. Separate from these quarry sites, we incurred lease termination charges of $3.2 million. See Note 11 of “Notes to the Consolidated Financial Statements” and “Restructuring and Impairment Charges (Gains), Net” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
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
GLC’s current investments are located in California, Texas and Washington. Revenue from GLC was $0.1 million and $5.1 million (less than 0.1% and 0.2% of our total revenue) in 2013 and 2012, respectively. Pursuant to the EIP, which included plans to orderly divest of our real estate investment business, the Company recorded restructuring charges of $31.1 million in the fourth quarter of 2013, including amounts attributable to non-controlling interests of $3.9 million. The restructuring charges consisted of non-cash impairment charges to residential and retail development projects which had a carrying value of $44.6 million prior to the impairment. See Note 11 of “Notes to the Consolidated Financial Statements” and “Restructuring and Impairment Charges (Gains), Net” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Business Strategy
Our fundamental objective is to increase long-term shareholder value as measured by the appreciation of the value of our common stock over a period of time, as well as dividend yields. A specific measure of our financial success is the achievement of a return on net assets greater than the cost of capital. The following are key factors in our ability to achieve these objectives:
Aggregate Materials - We own and lease aggregate reserves and own processing plants that are vertically integrated into our construction operations. By ensuring availability of these resources and providing quality products, we believe we have a competitive advantage in many of our markets, as well as a source of revenue and earnings from the sale of construction materials to third parties.
Controlled Growth - We intend to grow our business by working on many types of infrastructure projects, as well as by expanding into new geographic areas organically and through acquisitions. In addition, our financial strength and project experience provide us with a competitive advantage, as we focus our efforts on larger projects.
Decentralized Profit Centers - Each of our operating groups is established as an individual profit center which encourages entrepreneurial activity while allowing the operating groups to benefit from centralized administrative and support functions.
Diversification - To mitigate the risks inherent in the construction business as the result of general economic factors, we pursue projects: (i) in both the public and private sectors; (ii) in federal, rail, power and renewable energy markets; (iii) for a wide range of customers within each sector (from the federal government to small municipalities and from large corporations to individual homeowners); (iv) in diverse geographic markets; (v) that are construction management/general contractor, design/build and bid-build; (vi) at fixed price, time and materials, cost reimbursable and fixed unit price; and (vii) of various sizes, durations and complexity. In addition to pursuing opportunities with traditional project funding, we continue to evaluate other sources of project funding (e.g., public and private partnerships).
Employee Development - We believe that our employees are key to the successful implementation of our business strategies. Significant resources are employed to attract, develop and retain extraordinary talent and fully promote each employee’s capabilities.
Core Competency Focus - We concentrate on our core competencies, which include the building of roads, highways, bridges, dams, tunnels, mass transit facilities, airport and railroad infrastructure, underground utilities, power, materials management, construction management, staff augmentation and site preparation. This focus allows us to most effectively utilize our specialized strengths.
Ownership of Construction Equipment - We own a large fleet of well-maintained heavy construction equipment. The ownership of construction equipment enables us to compete more effectively by ensuring availability of the equipment at a favorable cost.
Profit-based Incentives - Managers are incentivized with cash compensation and restricted equity awards, payable upon the attainment of pre-established annual financial and non-financial metrics.
Selective Bidding - We focus our resources on bidding jobs that meet our selective bidding criteria, which include analyzing the risk of a potential job relative to: (i) available personnel to estimate and prepare the proposal; (ii) available personnel to effectively manage and build the project; (iii) the competitive environment; (iv) our experience with the type of work; (v) our experience with the owner; (vi) local resources and partnerships; (vii) equipment resources; (viii) the size and complexity of the job and (ix) expected profitability.
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

Raw Materials
We purchase raw materials, including aggregate products, cement, diesel fuel, liquid asphalt, natural gas, propane and steel, from numerous sources. Our aggregate reserves supply a portion of the raw materials needed in our construction projects. The price and availability of raw materials may vary from year to year due to market conditions and production capacities. We do not foresee a lack of availability of any raw materials in the near term.
Seasonality
Our operations are typically affected by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues, profitability and the required number of employees.
Customers
Customers in our Construction segment include certain federal agencies, state departments of transportation, county and city public works departments, school districts and developers, utilities and owners of industrial, commercial and residential sites. Customers of our Large Project Construction segment are predominantly in the public sector and currently include various state departments of transportation, local transit authorities, utilities and federal agencies. Customers of our Construction Materials segment include internal usage by our own construction projects, as well as third-party customers. Our third party customers include, but, are not limited to, contractors, landscapers, manufacturers of products requiring aggregate materials, retailers, homeowners, farmers and brokers.
During the years ended December 31, 2013, 2012, and 2011, our largest volume customer was the California Department of Transportation (“Caltrans”). Revenue recognized from contracts with Caltrans represented $265.8 million (11.7% of our total revenue) in 2013, of which $239.9 million (19.2% of segment revenue) was in our Construction segment and $25.9 million (less than 0.1% of segment revenue) was in our Large Project Construction segment. Revenue from Caltrans represented $272.9 million (13.1% of total revenue) in 2012, of which $268.9 million (27.3% of segment revenue) was in our Construction segment and $4.1 million (0.5% of segment revenue) was in the Large Project Construction segment. Revenue from Caltrans represented $264.9 million (13.2% of total revenue) in 2011, of which $241.1 million (23.1% of segment revenue) was in the Construction segment and $23.8 million (3.3% of segment revenue) was in the Large Project Construction segment.

Contract Backlog
Our contract backlog consists of the remaining unearned revenue on awarded contracts, including 100% of our consolidated joint venture contracts and our proportionate share of unconsolidated joint venture contracts. We generally include a project in our contract backlog at the time a contract is awarded and funding is in place. Certain federal government contracts where funding is appropriated on a periodic basis are included in contract backlog at the time of the award. Existing contracts that include unexercised contract options and unissued task orders are included in contract backlog as follows:
Contract Options: Contract options represent the monetary value of option periods under existing contracts in contract backlog, which are exercisable at the option of our customers without requiring us to go through an additional competitive bidding process and would be canceled only if a customer decided to end the project (a termination for convenience) or through a termination for default. When the options are exercised and funding is in place, the amount associated with the exercised option is recorded into contract backlog.
Task Orders: Task orders represent the expected monetary value of signed contracts under which we perform work only when the customer awards specific task orders or projects to us. When agreements for such task orders or projects are signed and funding is in place, the amount associated with the task order is recorded into contract backlog.
Substantially all of the contracts in our contract backlog, as well as unexercised contract options and unissued task orders, may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past (see “Contract Provisions and Subcontracting”). Many projects in our Construction segment are added to backlog and completed within a year and therefore may not be reflected in our beginning or year-end contract backlog. Contract backlog by segment is presented in “Contract Backlog” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our contract backlog was $2.5 billion and $1.7 billion at December 31, 2013 and 2012, respectively. Approximately $1.4 billion of the December 31, 2013 contract backlog is expected to be completed during 2014.
Equipment
At December 31, 2013 and 2012, we owned the following number of construction equipment and vehicles:

December 31,	2013	2012
Heavy construction equipment	2,534	2,566
Trucks, truck-tractors, trailers and vehicles	3,664	3,579

Our portfolio of equipment includes backhoes, barges, bulldozers, cranes, excavators, loaders, motor graders, pavers, rollers, scrapers, trucks and tunnel boring machines that are used in our Construction, Large Project Construction and Construction Materials segments. We believe that ownership of equipment is generally preferable to leasing because it ensures the equipment is available as needed and normally results in lower costs. We pool certain equipment for use by our Construction, Large Project Construction and Construction Materials segments to maximize utilization. We continually monitor and adjust our fleet size so that it is consistent with the size of our business, considering both existing backlog and expected future work. On a short-term basis, we lease or rent equipment to supplement existing equipment in response to construction activity peaks. In 2013 and 2012, we spent $30.2 million and $19.8 million, respectively, on purchases of construction equipment and vehicles.

Employees
On December 31, 2013, we employed approximately 1,600 salaried employees who work in management, estimating and clerical capacities, plus approximately 2,000 hourly employees. The total number of hourly personnel is subject to the volume of construction in progress and is seasonal. During 2013, the number of hourly employees ranged from approximately 1,900 to 4,000 and averaged approximately 3,300. Three of our wholly-owned subsidiaries, Granite Construction Company, Granite Construction Northeast, Inc., and Kenny Construction Company, are parties to craft collective bargaining agreements in many areas in which they work.
We believe our employees are our most valuable resource, and our workforce possesses a strong dedication to and pride in our company. Among salaried and non-union hourly employees, this dedication is reinforced by a 6.5% equity ownership at December 31, 2013 through our Employee Stock Purchase Plan, Profit Sharing and 401(k) Plan, and service and performance-based incentive compensation arrangements. Our managerial and supervisory personnel have an average of approximately 11 years of service with Granite.
Competition
Competitors in our Construction segment typically range from small, local construction companies to large, regional, national and international construction companies. We compete with numerous companies in individual markets; however, there are few, if any, companies which compete in all of our market areas. Many of our Construction segment competitors have the ability to perform work in either the private or public sectors. When opportunities for work in one sector are reduced, competitors tend to look for opportunities in the other sector. This migration has the potential to reduce revenue growth and/or increase pressure on gross profit margins.
The scale and complexity of jobs in the Large Project Construction segment preclude many smaller contractors from bidding such work. Consequently, our Large Project Construction segment competition typically is comprised of large, regional, national and international construction companies.
We own and/or have long-term leases on aggregate resources that we believe provide a competitive advantage in certain markets for both the Construction and Large Project Construction segments.
Competitors in our Construction Materials segment typically range from small local materials companies to large regional, national and international materials companies. We compete with numerous companies in individual markets; however, there are few, if any, companies which compete in all of our market areas.
Factors influencing our competitiveness include price, estimating abilities, knowledge of local markets and conditions, project management, financial strength, reputation for quality, aggregate materials availability, and machinery and equipment. Historically, the construction business has not required large amounts of capital, particularly for the smaller size construction work pursued by our Construction segment, which can result in relative ease of market entry for companies possessing acceptable qualifications. Although the construction business is highly competitive, we believe we are well positioned to compete effectively in the markets in which we operate.

Contract Provisions and Subcontracting
Our contracts with our customers are primarily “fixed unit price” or “fixed price.” Under fixed unit price contracts, we are committed to providing materials or services at fixed unit prices (for example, dollars per cubic yard of concrete placed or cubic yard of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, errors in our estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk of performing all the work for the specified amount. The percentage of fixed price contracts in our contract backlog increased to 63.5% at December 31, 2013 compared with 56.8% at December 31, 2012. The percentage of fixed unit price contracts in our contract backlog was 26.0% and 39.6% at December 31, 2013 and 2012, respectively. All other contract types represented 10.5% and 3.6% of our backlog at December 31, 2013 and 2012, respectively.
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
There are a number of factors that can create variability of the contract performance as compared to the original bid, such factors can positively or negatively impact costs and profitability, may cause higher than anticipated construction costs and can create additional liability to the contract owner. The most significant of these include:

•	the completeness and accuracy of the original bid;

•	costs associated with scope changes;

•	costs of labor and/or materials;

•	extended overhead due to owner, weather and other delays;

•	subcontractor performance issues;

•	changes in productivity expectations;

•	site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable);

•	continuing changes from original design on design/build projects;

•	the availability and skill level of workers in the geographic location of the project;

•	a change in the availability and proximity of equipment and materials; and

•	our ability to fully and promptly recover on claims for additional contract costs.
The ability to realize improvements on project profitability at times is more limited than the risk of lower profitability. For example, design/build projects typically incur additional costs such as right-of-way and permit acquisition costs. In addition, design/build contracts carry additional risks such as those associated with design errors and estimating quantities and prices before the project design is completed. We manage this additional risk by adding contingencies to our bid amounts, obtaining errors and omissions insurance and obtaining indemnifications from our design consultants where possible. However, there is no guarantee that these risk management strategies will always be successful.
Most of our contracts, including those with the government, provide for termination at the convenience of the contract owner, with provisions to pay us for work performed through the date of termination. We have not been materially adversely affected by these provisions in the past. Many of our contracts contain provisions that require us to pay liquidated damages if specified completion schedule requirements are not met, and these amounts could be significant.
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

Joint Ventures
We participate in various construction joint venture partnerships and a limited liability company of which we are a limited partner or member (“joint ventures”) in order to share expertise, risk and resources for certain highly complex projects. Generally, each construction joint venture is formed to accomplish a specific project and is jointly controlled by the joint venture partners. We select our joint venture partners based on our analysis of their construction and financial capabilities, expertise in the type of work to be performed and past working relationships, among other criteria. The joint venture agreements typically provide that our interests in any profits and assets, and our respective share in any losses and liabilities, that may result from the performance of the contract are limited to our stated percentage interest in the project.
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
The agreements with our joint venture partners and limited liability company members (“partner(s)”) for both construction joint ventures and line item joint ventures define each partner’s management role and financial responsibility in the project. The amount of exposure is generally limited to our stated ownership interest. Due to the joint and several nature of the performance obligations under these agreements, if one of the partners fails to perform, we and the remaining partners would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). We estimate our liability for performance guarantees and include them in accrued expenses and other current liabilities with a corresponding asset in equity in construction joint ventures on the consolidated balance sheets. We reassess our liability when and if changes in circumstances occur. The liability and corresponding asset are removed from the consolidated balance sheets upon customer acceptance of the project. Circumstances that could lead to a loss under these agreements beyond our stated ownership interest include the failure of a partner to contribute additional funds to the venture in the event the project incurs a loss or additional costs that we could incur should a partner fail to provide the services and resources that it had committed to provide in the agreement. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.
At December 31, 2013, there was $4.4 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts, of which $1.2 billion represented our share and the remaining $3.2 billion represented our partners’ share.
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
In July 2007, the California Air Resources Board (“CARB”) approved a regulation that will require California equipment owners/operators to reduce diesel particulate and nitrogen oxide emissions from in-use off-road diesel equipment and to meet progressively more restrictive emission targets from 2010 to 2020. In December 2008, CARB approved a similar regulation for in-use on-road diesel equipment that includes more restrictive emission targets from 2010 to 2022. The emission targets will require California off-road and on-road diesel equipment owners to retrofit equipment with diesel emission control devices or replace equipment with new engine technology as it becomes available, which will result in higher equipment-related expenses. In December 2010, CARB amended both regulations to grant economic relief to affected fleets by extending initial compliance dates as well as adding additional compliance requirements. To-date, costs to prepare the Company for compliance have been $9.6 million. We will continue to manage compliance costs; however, it is not possible to determine the future cost of compliance.
As is the case with other companies in our industry, some of our aggregate products contain varying amounts of crystalline silica, a common mineral. Also, some of our construction and material processing operations release, as dust, crystalline silica that is in the materials being handled. Excessive, prolonged inhalation of very small-sized particles of crystalline silica has allegedly been associated with respiratory disease (including Silicosis). The Mine Safety and Health Administration and the Occupational Safety and Health Administration have established occupational thresholds for crystalline silica exposure as respirable dust. We have implemented dust control procedures to measure compliance with requisite thresholds and to verify that respiratory protective equipment is made available as necessary. We also communicate, through safety information sheets and other means, what we believe to be appropriate warnings and cautions to employees and customers about the risks associated with excessive, prolonged inhalation of mineral dust in general and crystalline silica in particular (see “Item 1A. Risk Factors”).
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

Executive Officers of the Registrant
Our current executive officers are as follows:

Name	Age	Position
James H. Roberts	57	President and Chief Executive Officer
Laurel J. Krzeminski	59	Senior Vice President and Chief Financial Officer
Thomas S. Case	51	Senior Vice President and Operations Services Manager
Michael F. Donnino	59	Senior Vice President and Group Manager
Patrick B. Kenny	63	Senior Vice President and Group Manager
Martin P. Matheson	52	Senior Vice President and Group Manager
James D. Richards	50	Senior Vice President and Group Manager

All dates of service for our executive officers include the periods in which they served Granite Construction Company.
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
Ms. Krzeminski joined Granite in 2008 and has served as Chief Financial Officer since November 2010 and Senior Vice President since January 2013. She also served as Vice President from July 2008 to December 2012, Interim Chief Financial Officer from June 2010 to October 2010 and Corporate Controller from July 2008 to May 2010. From 1993 to 2007, she served in various corporate and operational finance positions with The Gillette Company (acquired by The Procter & Gamble Company in 2005), including Finance Director for the Duracell and Braun North American business units. Ms. Krzeminski also served as the Director of Gillette’s Sarbanes-Oxley Section 404 Compliance program and as Gillette’s Director of Corporate Financial Reporting. Her experience also includes several years in public accounting with an international accounting firm. She received a Bachelor’s degree in Business Administration-Accounting from San Diego State University in 1978.

Mr. Case joined Granite in 1987 and has served as Senior Vice President and Operations Services Manager since January 2013. He also served as Vice President and Group Manager from January 2010 to December 2012, Southwest Operating Group Manager from March 2007 to December 2009, Utah Operations Branch Manager from August 2001 through March 2007, Utah Operations Construction Manager during 2001, Utah Operations Materials Manager between 1996 and 2000, and in various positions at Granite’s Nevada and Santa Barbara, California operations between 1986 and 1996. Mr. Case received a B.S. degree in Construction Management from California Polytechnic State University in 1986.
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
Mr. Kenny has served as Senior Vice President and Group Manager since January 2013. Mr. Kenny previously served as Executive Vice President of Kenny Construction Company, which was acquired by Granite in December 2012. He was responsible for the Tunnel and Power divisions from 2005 to 2012, and he managed the Tunnel and Underground divisions from 1990 to 2005. Prior to such time, Mr. Kenny was Vice President of Engineering for Kenny Construction Company. Mr. Kenny received a B.S in Civil Engineering from Lehigh University in 1972 and an MBA from Lehigh in 1973.
Mr. Matheson joined Granite in 1989 and has served as Senior Vice President and Group Manager since August 2013. He also served as Washington Region Manager from February 2007 through July 2013, Branch Division Construction Manager from 2006 through 2007, Utah Operations Area/Operations Manager from 1999 to 2006 and in other positions at Granite’s Nevada Branch between 1989 and 1997. Prior to joining Granite, he worked at Kenny Construction Company. Mr. Matheson received a B.S. in Animal Science from University of Illinois in 1983.
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

•
We work in a highly competitive marketplace. We have multiple competitors in all of the areas in which we work, and some of our competitors are larger than we are and may have greater resources than we do. Government funding for public works projects is limited, thus contributing to competition for the limited number of public projects available. This increased competition may result in a decrease in new awards at acceptable profit margins. In addition, should downturns in residential and commercial construction activity occur, the competition for available public sector work would intensify, which could impact our revenue, contract backlog and profit margins.

•
Government contracts generally have strict regulatory requirements. Approximately 74.4% of our total revenue in 2013 was derived from contracts funded by federal, state and local government agencies and authorities. Government contracts are subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance and accounting and often include express or implied certifications of compliance. Claims for civil or criminal fraud may be brought for violations of regulations, requirements or statutes. We may also be subject to qui tam (“Whistle Blower”) litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages. Further, if we fail to comply with any of the regulations, requirements or statutes or if we have a substantial number of accumulated Occupational Safety and Health Administration, Mine Safety and Health Administration or other workplace safety violations, our existing government contracts could be terminated and we could be suspended from government contracting or subcontracting, including federally funded projects at the state level. Should one or more of these events occur, it could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

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

•
Our success depends on attracting and retaining qualified personnel, joint venture partners and subcontractors in a competitive environment. The success of our business is dependent on our ability to attract, develop and retain qualified personnel, joint venture partners, advisors and subcontractors. Changes in general or local economic conditions and the resulting impact on the labor market and on our joint venture partners may make it difficult to attract or retain qualified individuals in the geographic areas where we perform our work. If we are unable to provide competitive compensation packages, high-quality training programs and attractive work environments or to establish and maintain successful partnerships, our ability to profitably execute our work could be adversely impacted.

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

•
We may be unable to identify and contract with qualified Disadvantaged Business Enterprise (“DBE”) contractors to perform as subcontractors. Certain of our government agency projects contain minimum DBE participation clauses. If we subsequently fail to complete these projects with the minimum DBE participation, we may be held responsible for breach of contract, which may include restrictions on our ability to bid on future projects as well as monetary damages. To the extent we are responsible for monetary damages, the total costs of the project could exceed our original estimates, we could experience reduced profits or a loss for that project and there could be a material adverse impact to our financial position, results of operations, cash flows and liquidity.

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

•
Failure of our subcontractors to perform as anticipated could have a negative impact on our results. As further described in “Contract Provisions and Subcontracting” under “Item 1. Business,” we subcontract portions of many of our contracts to specialty subcontractors, but we are ultimately responsible for the successful completion of their work. Although we seek to require bonding or other forms of guarantees, we are not always successful in obtaining those bonds or guarantees from our higher-risk subcontractors. In this case we may be responsible for the failures on the part of our subcontractors to perform as anticipated, resulting in a potentially adverse impact on our cash flows and liquidity. In addition, the total costs of a project could exceed our original estimates and we could experience reduced profits or a loss for that project, which could have an adverse impact on our financial position, results of operations, cash flows and liquidity.

•
Our joint venture contracts subject us to joint and several liability. As further described in Note 1 of “Notes to the Consolidated Financial Statements” and under “Item 1. Business; Joint Ventures,” we participate in various construction joint venture partnerships in connection with complex construction projects. If our joint venture partners fail to perform under one of these contracts, we could be liable for completion of the entire contract. If the contract were unprofitable, this could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

•
Our failure to adequately recover on claims brought by us against project owners for additional contract costs could have a negative impact on our liquidity and future operations. In certain circumstances, we assert claims against project owners for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as owner-caused delays or changes from the initial project scope, both of which may result in additional costs. Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when and the terms upon which these claims will be fully resolved. When these types of events occur, we use working capital in projects to promptly and fully cover cost overruns pending the resolution of the relevant claims. A failure to recover on these types of claims promptly and fully could have a negative impact on our liquidity and results of operations. In addition, while clients and subcontractors may be obligated to indemnify us against certain liabilities, such third parties may refuse or be unable to pay us.

•
Failure to remain in compliance with covenants under our debt and credit agreements, service our indebtedness, or fund our other liquidity needs could adversely impact our business. Our debt and credit agreements and related restrictive and financial covenants are more fully described in Note 12 of “Notes to the Consolidated Financial Statements.” Our failure to comply with any of these covenants, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the applicable agreements.  Under certain circumstances, the occurrence of an event of default under one of our debt or credit agreements (or the acceleration of the maturity of the indebtedness under one of our agreements) may constitute an event of default under one or more of our other debt or credit agreements. Default under our debt and credit agreements could result in (1) us no longer being entitled to borrow under the agreements; (2) termination of the agreements; (3) the requirement that any letters of credit under the agreements be cash collateralized; (4) acceleration of the maturity of outstanding indebtedness under the agreements; and/or (5) foreclosure on any collateral securing the obligations under the agreements. On March 3, 2014, Granite executed amendments to the Credit Agreement and 2019 NPA (the “Amendments”), which terms include, among other things, (i) revised minimum Consolidated Tangible Net Worth; and (ii) revised maximum Consolidated Leverage Ratio. For the Credit Agreement, the Amendments are effective for our quarter ending March 31, 2013 and for the 2019 NPA, the Amendments are retroactive to December 31, 2013. If we are unable to service our debt obligations or fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure (including through bankruptcy proceedings) or liquidate some or all of our assets in a manner that could cause holders of our securities to experience a partial or total loss of their investment in us.

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

•
Accounting for our revenues and costs involves significant estimates. As further described in “Critical Accounting Policies and Estimates” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” accounting for our contract-related revenues and costs, as well as other expenses, requires management to make a variety of significant estimates and assumptions. Although we believe we have sufficient experience and processes to enable us to formulate appropriate assumptions and produce reasonably dependable estimates, these assumptions and estimates may change significantly in the future and could result in the reversal of previously recognized revenue and profit. Such changes could have a material adverse effect on our financial position and results of operations.

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

•
We are subject to environmental and other regulation. As more fully described in “Environmental Regulations” under “Item 1. Business,” we are subject to a number of federal, state and local laws and regulations relating to the environment, workplace safety and a variety of socioeconomic requirements. Noncompliance with such laws and regulations can result in substantial penalties, or termination or suspension of government contracts as well as civil and criminal liability. In addition, some environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at such facilities and sites, without regard to causation or knowledge of contamination. We occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closures. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities may trigger compliance requirements that are not applicable to operating facilities. While compliance with these laws and regulations has not materially adversely affected our operations in the past, there can be no assurance that these requirements will not change and that compliance will not adversely affect our operations in the future. Furthermore, we cannot provide assurance that existing or future circumstances or developments with respect to contamination will not require us to make significant remediation or restoration expenditures.

•
Weather can significantly affect our revenues and profitability. Our ability to perform work is significantly affected by weather conditions such as precipitation and temperature. Changes in weather conditions can cause delays and otherwise significantly affect our project costs. The impact of weather conditions can result in variability in our quarterly revenues and profitability, particularly in the first and fourth quarters of the year.

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

•
Force majeure events, including natural disasters and terrorists’ actions, could negatively impact our business, which may affect our financial condition, results of operations or cash flows. Force majeure or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters, as well as terrorist actions, could negatively impact the economies in which we operate.  We typically negotiate contract language where we are allowed certain relief from force majeure events in private client contracts and review and attempt to mitigate force majeure events in both public and private client contracts. We remain obligated to perform our services after most extraordinary events subject to relief that may be available pursuant to a force majeure clause.  If we are not able to react quickly to force majeure events, our operations may be affected significantly, which would have a negative impact on our financial position, results of operations, cash flows and liquidity.

•
Changes to our outsourced software or infrastructure vendors as well as any sudden loss, breach of security, disruption or unexpected data or vendor loss associated with our information technology systems could have a material adverse effect on our business. We rely on third-party software and infrastructure to run critical accounting, project management and financial information systems.  If software or infrastructure vendors decide to discontinue further development, integration or long-term maintenance support for our information systems, or there is any system interruption, delay, breach of security, loss of data or loss of a vendor, we may need to migrate some or all of our accounting, project management and financial information to other systems. Despite business continuity plans, these disruptions could increase our operational expense as well as impact the management of our business operations, which could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

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

•
We may be required to contribute cash to meet our unfunded pension obligations in certain multi-employer plans. Three of our wholly-owned subsidiaries, Granite Construction Company, Granite Construction Northeast, Inc., and Kenny Construction Company, participate in various multi-employer pension plans on behalf of union employees. Union employee benefits generally are based on a fixed amount for each year of service. We are required to make contributions to the plans in amounts established under collective bargaining agreements.  Pension expense is recognized as contributions are made. Under the Employee Retirement Income Security Act, a contributor to a multi-employer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability.  While we currently have no intention of withdrawing from a plan and unfunded pension obligations have not significantly affected our operations in the past, there can be no assurance that we will not be required to make material cash contributions to one or more of these plans to satisfy certain underfunded benefit obligations in the future.

•
Our strategic diversification plan includes growing our international operations in Canada and U.S. Territories, which are subject to a number of special risks. As part of our strategic diversification efforts, we may enter into more construction contracts in Canada or U.S. Territories, which may subject us to a number of special risks unique to foreign countries and/or operations. Due to the special risks associated with non-U.S. operations, our exposure to such risks may not be proportionate to the percentage of our revenues attributable to such operations.

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

•
Granite Land Company is greatly affected by the strength of the real estate industry. Our real estate investment and development activities are subject to numerous factors beyond our control including local real estate market conditions; substantial existing and potential competition; general national, regional and local economic conditions; fluctuations in interest rates and mortgage availability; and changes in demographic conditions. If our outlook for a project’s forecasted profitability deteriorates, we may find it necessary to curtail our development activities and evaluate our real estate assets for possible impairment. Our evaluation includes a variety of estimates and assumptions, and future changes in these estimates and assumptions could affect future impairment analyses. If our real estate assets are determined to be impaired, the impairment would result in a write-down of the asset in the period of the impairment. See Notes 7 and 11 of “Notes to the Consolidated Financial Statements” for additional information on impairment charges.

Our decision in October 2010 to orderly divest of our real estate investment business resulted in changes to the business plans of certain of our real estate affiliates and the recognition of impairment charges primarily in the fourth quarter of 2010, with no significant impairment charges during the years ended December 31, 2011 and 2012. During the fourth quarter of 2013, management approved revised plans to sell or otherwise dispose of the majority of assets remaining in our Real Estate segment which resulted in charges of $31.1 million, of which $3.9 million was attributable to non-controlling interests. The business plans and results of operations of our real estate affiliates are affected by the ability to obtain certain development rights, the ability to obtain financing, the future condition of the real estate and financial markets, and the timing of cash flows. A decline in the residential and/or commercial real estate markets may decrease, or lengthen, the timing of expected cash flows of certain development projects to the point that we would be required to recognize additional impairments in the future.

•
Our real estate investments are subject to mortgage financing and may require additional funding. Granite Land Company’s (“GLC’s”) real estate investments generally utilize short-term debt financing for their development activities. Such financing is subject to the terms of the applicable debt or credit agreement and generally is secured by mortgages on the applicable real property. GLC’s failure to comply with the covenants applicable to such financing or to pay principal, interest or other amounts when due thereunder would constitute an event of default under the applicable agreement and could have the effects described in the risk factor relating to our debt and credit agreements. Due to the tightening of the credit markets, banks have required lower loan-to-value ratios often resulting in the need to pay a portion of the debt when short-term financing is renegotiated. If our real estate investment partners are unable to make their proportional share of a required repayment, GLC may elect to provide the additional funding which could affect our financial position, cash flows and liquidity. Also, if we determine we are the primary beneficiary of real estate joint ventures, as defined by the applicable accounting guidance, we may be required to consolidate additional real estate investments in our financial statements.

•
Unfavorable economic conditions may have an adverse impact on our business. Volatility in the global financial system may have an adverse impact on our business, financial position, results of operations, cash flows and liquidity. In particular, low tax revenues, budget deficits, financing constraints and competing priorities may result in cutbacks in new infrastructure projects in the public sector and could have an adverse impact on collectibility of receivables from government agencies. In addition, levels of new commercial and residential construction projects could be adversely affected by oversupply of existing inventories of commercial and residential properties, low property values and a restrictive financing environment. The depressed demand for construction and construction materials in both the public and private sectors has resulted in intensified competition, which has had an adverse impact on both our revenues and profit margins and could impact growth opportunities. Although conditions are stabilizing, these factors have also had an adverse impact on the levels of activity and financial position, results of operations, cash flows and liquidity of our real estate investment and development business.

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

•
Rising inflation and/or interest rates could have an adverse effect on our business, financial condition and results of operations. Economic factors, including inflation and fluctuations in interest rates, could have a negative impact on our business. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

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

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
Quarry Properties
As of December 31, 2013, we had 44 active and 29 inactive permitted quarry properties available for the extraction of sand and gravel and hard rock, all of which are located in the western United States. All of our quarries are open-pit and are primarily accessible by road. We process aggregates into construction materials for internal use and for sale to third parties. Our plant equipment is powered mostly by electricity provided by local utility companies. The following map shows the approximate locations of our permitted quarry properties as of December 31, 2013.
We estimate our permitted proven1 and probable2 aggregate reserves to be approximately 780.0 million tons with an average permitted life of approximately 70 years at present operating levels. Present operating levels are determined based on a three-year annual average aggregate production rate of 10.4 million tons. Reserve estimates were made by our geologists and engineers based primarily on drilling studies. Reserve estimates are based on various assumptions, and any material inaccuracies in these assumptions could have a material impact on the accuracy of our reserve estimates.
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

The following tables present information about our quarry properties as of December 31, 2013 (tons in millions):

	Type
Quarry Properties	Sand & Gravel	Hard Rock	Permitted Aggregate Reserves (tons)	Unpermitted Aggregate Reserves (tons)	Three-Year Annual Average Production Rate (tons)	Average Reserve Life
Owned quarry properties	27	5	445.8	347.0	5.4	86
Leased quarry properties[1]	26	15	333.6	86.6	5.0	47

1 Our leases have expiration dates which range from monthly terms to 88 years, with most including an option to renew.

		Permitted Reserves for Each Product Type (tons)		Percentage of Permitted Reserves Owned and Leased
State	Number of Properties	Sand & Gravel	Hard Rock	Owned	Leased
California	38	277.9	261.0	58%	42%
Non-California	35	151.9	88.6	55%	45%

During December 2013, we recorded impairment charges on five permitted quarry sites which carried aggregate reserves of approximately $9.6 million tons as of December 31, 2013.  See Note 11 of “Notes to the Consolidated Financial Statements.”
Plant Properties
We operate plants at our quarry sites to process aggregates into construction materials. Some of our quarry sites may have more than one crushing, concrete or asphalt processing plant. During 2013, we sold four aggregate crushing plants in California and four asphalt concrete plants (two in Nevada, one in Texas and one in Washington) in an effort to continuously increase efficiencies based on external and internal demands. At December 31, 2013 and 2012, we owned the following plants:

December 31,	2013	2012
Aggregate crushing plants	37	41
Asphalt concrete plants	54	58
Portland cement concrete batch plants	16	18
Asphalt rubber plants	5	5
Lime slurry plants	9	9
Other Properties
The following table provides our estimate of certain information about other properties as of December 31, 2013:

	Land Area (acres)	Building Square Feet
Office and shop space (owned and leased)	1,600	1,200,000
Real estate held for sale and use	4,000	—
As of December 31, 2013, approximately 49% of our office and shop space was attributable to our Construction segment, 10% to our Large Project Construction segment and 7% to our Construction Materials segment. The remainder is primarily attributable to administration.

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
We record liabilities in our consolidated balance sheets representing our estimated liabilities relating to legal proceedings and government inquiries to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable. The aggregate liabilities recorded as of December 31, 2013 and 2012 related to these matters were approximately $16.3 million and $8.6 million, respectively, and were primarily included in accrued expenses and other current liabilities on our consolidated balance sheets. Some of the matters in which we or our affiliates are involved may involve compensatory, punitive, or other claims or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that are not probable to be incurred or cannot currently be reasonably estimated. In addition, in some circumstances our government contracts could be terminated, we could be suspended or debarred, or payment of our costs could be disallowed. While any of our pending legal proceedings may be subject to early resolution as a result of our ongoing efforts to settle, whether or when any legal proceeding will be resolved through settlement is neither predictable nor guaranteed. Accordingly, it is possible that future developments in such proceedings and inquiries could require us to (i) adjust existing accruals, or (ii) record new accruals that we did not originally believe to be probable or that could not be reasonably estimated. Such changes could be material to our financial condition, results of operations and cash flows in any particular reporting period. In addition to matters that are considered probable for which the loss can be reasonably estimated, we also disclose certain matters where the loss is considered reasonably possible and is reasonably estimable. Except as noted below, we believe the aggregate range of possible loss related to matters considered reasonably possible was not material as of December 31, 2013. Our view as to such matters could change in future periods.
Investigation Related to Grand Avenue Project Disadvantaged Business Enterprise (“DBE”) Issues: On March 6, 2009, the U.S. Department of Transportation, Office of Inspector General served upon our wholly-owned subsidiary, Granite Construction Northeast, Inc. (“Granite Northeast”), a United States District Court, Eastern District of New York Grand Jury subpoena to produce documents. The subpoena sought all documents pertaining to the use of a DBE firm (the “Subcontractor”), and the Subcontractor’s use of a non-DBE subcontractor/consultant, on the Grand Avenue Bus Depot and Central Maintenance Facility for the Borough of Queens Project (the “Grand Avenue Project”), a Granite Northeast project, that began in 2004 and was substantially complete in 2008. The subpoena also sought any documents regarding the use of the Subcontractor as a DBE on any other projects and any other documents related to the Subcontractor or to the subcontractor/consultant. Granite Northeast produced the requested documents, together with other requested information. Subsequently, Granite Northeast was informed by the Department of Justice (“DOJ”) that it is a subject of the investigation, along with others, and that the DOJ believes that Granite Northeast’s claim of DBE credit for the Subcontractor was improper. In addition to the documents produced in response to the Grand Jury subpoena, Granite Northeast has provided requested information to the DOJ, along with other federal and state agencies (the “Agencies”) concerning other DBE entities for which Granite Northeast has historically claimed DBE credit. The Agencies have informed Granite Northeast that they believe that the claimed DBE credit taken for some of those other DBE entities was improper. Granite Northeast has met several times since January 2013 with Assistant United States Attorneys and the Agencies’ representatives, to discuss the status of the government’s criminal investigation of the Grand Avenue Project participants, including Granite Northeast, and for Granite Northeast and the Agencies to discuss their respective positions on, and potential resolution of, the issues raised in the investigation. Granite Northeast could be subject to civil, criminal, and/or administrative penalties or sanctions as a result of this investigation. Granite believes that the incurrence of some form of penalty or sanction is probable, and has therefore recorded the most likely amount of liability it may incur in its consolidated balance sheet as of December 31, 2013. Granite believes the likelihood of liability for amounts in excess of this accrual, up to the amount of the subcontract for the DBE Subcontractor, may be possible. The resolution of the matters under investigation could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations and/or liquidity.
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
As of February 18, 2014, there were 38,919,160 shares of our common stock outstanding held by 946 shareholders of record.
We have paid quarterly cash dividends since the second quarter of 1990, and we expect to continue to do so. However, declaration and payment of dividends is within the sole discretion of our Board of Directors, subject to limitations imposed by Delaware law and compliance with our credit agreements (which allow us to pay dividends so long as we have at least $150 million in unencumbered cash and equivalents and marketable securities on our consolidated balance sheet), and will depend on our earnings, capital requirements, financial condition and such other factors as the Board of Directors deems relevant. As of December 31, 2013, we had unencumbered cash, cash equivalents and marketable securities that exceeded the aforementioned limitations.

Market Price and Dividends of Common Stock
2013 Quarters Ended	December 31,	September 30,	June 30,	March 31,
High	$35.32	$32.46	$32.16	$37.74
Low	28.35	27.88	26.07	29.55
Dividends per share	0.13	0.13	0.13	0.13
2012 Quarters Ended	December 31,	September 30,	June 30,	March 31,
High	$34.62	$30.88	$29.31	$30.49
Low	27.50	21.58	21.38	23.79
Dividends per share	0.13	0.13	0.13	0.13
During the three months ended December 31, 2013, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[2]
October 1 through October 31, 2013	3,474	$33.24	—	$64,065,401
November 1 through November 30, 2013	215	$29.53	—	$64,065,401
December 1 through December 31, 2013	12,707	$30.59	—	$64,065,401
Total	16,396	$31.14	—

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

Performance Graph
The following graph compares the cumulative 5-year total return provided to shareholders on Granite Construction Incorporated’s common stock relative to the cumulative total returns of the S&P 500 index and the Dow Jones U.S. Heavy Construction index. The Dow Jones U.S. Heavy Construction index includes the following companies: AECOM Technology Corp., Chicago Bridge & Iron Co NV, EMCOR Group Inc., Fluor Corp., Foster Wheeler AG, Granite Construction Incorporated, Jacobs Engineering Group Inc., KBR Inc., and Quanta Services Inc. Certain of these companies differ from Granite in that they derive revenue and profit from non-U.S. operations and have customers in different markets. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2008 and its relative performance is tracked through December 31, 2013.

December 31,	2008	2009	2010	2011	2012	2013
Granite Construction Incorporated	$100.00	$77.78	$64.65	$57.18	$82.53	$87.29
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Dow Jones U.S. Heavy Construction	100.00	114.31	146.77	121.00	146.93	192.89

Item 6. SELECTED FINANCIAL DATA
Other than contract backlog, the selected consolidated financial data set forth below have been derived from our consolidated financial statements. Refer to the consolidated financial statements for further information. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

Selected Consolidated Financial Data
Years Ended December 31,	2013	2012	2011	2010	2009
Operating Summary	(Dollars In Thousands, Except Per Share Data)
Revenue	$2,266,901	$2,083,037	$2,009,531	$1,762,965	$1,963,479
Gross profit	185,263	234,759	247,963	177,784	349,509
As a percent of revenue	8.2%	11.3%	12.3%	10.1%	17.8%
Selling, general and administrative expenses	199,946	185,099	162,302	191,593	228,046
As a percent of revenue	8.8%	8.9%	8.1%	10.9%	11.6%
Restructuring and impairment charges (gains), net[1]	52,139	(3,728)	2,181	109,279	9,453
Net (loss) income	(44,766)	59,920	66,085	(62,448)	100,201
Amount attributable to non-controlling interests	8,343	(14,637)	(14,924)	3,465	(26,701)
Net (loss) income attributable to Granite	(36,423)	45,283	51,161	(58,983)	73,500
As a percent of revenue	(1.6)%	2.2%	2.5%	(3.3)%	3.7%
Net (loss) income per share attributable to common shareholders:
Basic	$(0.94)	$1.17	$1.32	$(1.56)	$1.91
Diluted	$(0.94)	$1.15	$1.31	$(1.56)	$1.90
Weighted average shares of common stock:
Basic	38,803	38,447	38,117	37,820	37,566
Diluted	38,803	39,076	38,473	37,820	37,683
Dividends per common share	$0.52	$0.52	$0.52	$0.52	$0.52
Consolidated Balance Sheet[2]
Total assets	$1,617,155	$1,729,487	$1,547,799	$1,535,533	$1,709,575
Cash, cash equivalents and marketable securities	346,323	433,420	406,648	395,728	458,341
Working capital	452,633	490,785	461,254	475,079	500,605
Current maturities of long-term debt	1,247	19,060	32,173	38,119	58,978
Long-term debt	276,868	271,070	218,413	242,351	244,688
Other long-term liabilities	48,580	47,124	49,221	47,996	48,998
Granite shareholders’ equity	781,940	829,953	799,197	761,031	830,651
Book value per share	20.09	21.43	20.66	19.64	21.50
Common shares outstanding	38,918	38,731	38,683	38,746	38,635
Contract backlog	$2,526,751	$1,708,761	$2,022,454	$1,899,170	$1,401,988
1 During 2013, we recorded restructuring charges of $49.0 million related to our 2010 Enterprise Improvement Plan and $3.2 million in other impairment charges related to nonperforming quarry sites. During 2012, we recorded net restructuring gains of $3.7 million and, during 2011, we recorded net restructuring charges of $2.2 million (see Note 11 of the “Notes to the Consolidated Financial Statements” for additional information regarding the 2013, 2012 and 2011 amounts). During 2010, we recorded restructuring charges of $109.3 million related to our 2010 Enterprise Improvement Plan, and during 2009 we recorded $9.5 million of restructuring charges related to an organizational change.
2 Assets acquired and liabilities assumed resulting from the acquisition of Kenny Construction Company are included in our consolidated balance sheet commencing as of December 31, 2012 (see Note 21 of the “Notes to the Consolidated Financial Statements”).

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
We are one of the largest diversified heavy civil contractors and construction materials producers in the United States, engaged in the construction and improvement of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, trenchless and underground utilities, electrical utilities, tunnels, dams and other infrastructure-related projects. We own aggregate reserves and plant facilities to produce construction materials for use in our construction business and for sale to third parties. We also operate a real estate investment business that we have been divesting of over the past three years as part of our 2010 Enterprise Improvement Plan (“EIP”). Our permanent offices are located in Alaska, Arizona, California, Colorado, Florida, Illinois, Nevada, New York, Texas, Utah and Washington. We have four reportable business segments: Construction, Large Project Construction, Construction Materials and Real Estate (see Note 20 of the “Notes to the Consolidated Financial Statements”).
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
Our typical construction project begins with the preparation and submission of a bid to a customer. If selected as the successful bidder, we generally enter into a contract with the customer that provides for payment upon completion of specified work or units of work as identified in the contract. We usually invoice our customers on a monthly basis. Our contracts frequently call for retention that is a specified percentage withheld from each payment until the contract is completed and the work accepted by the customer. Additionally, we generally defer recognition of profit on projects until they reach at least 25% completion (see “Gross Profit” discussion below) and our profit recognition is based on estimates that may change over time. Our revenue, gross margin and cash flows can differ significantly from period to period due to a variety of factors, including the projects’ stage of completion, the mix of early and late stage projects, our estimates of contract costs, outstanding contract change orders and claims and the payment terms of our contracts. The timing differences between our cash inflows and outflows require us to maintain adequate levels of working capital.

The four primary economic drivers of our business are (1) the overall health of the economy; (2) federal, state and local public funding levels; (3) population growth resulting in public and private development; and (4) the need to replace or repair aging infrastructure. A stagnant or declining economy will generally result in reduced demand for construction and construction materials in the private sector. This reduced demand increases competition for private sector projects and will ultimately also increase competition in the public sector as companies migrate from bidding on scarce private sector work to projects in the public sector. Greater competition can reduce our revenues and/or have a downward impact on our gross profit margins. In addition, a stagnant or declining economy tends to produce less tax revenue for public agencies, thereby decreasing a source of funds available for spending on public infrastructure improvements. Some funding sources that have been specifically earmarked for infrastructure spending, such as diesel and gasoline taxes, are not as directly affected by a stagnant or declining economy, unless actual consumption is reduced. However, even these can be temporarily at risk as federal, state and local governments take actions to balance their budgets. Additionally, high fuel prices can have a dampening effect on consumption, resulting in overall lower tax revenue. Conversely, increased levels of public funding as well as an expanding or robust economy will generally increase demand for our services and provide opportunities for revenue growth and margin improvement.
In addition to business segments, we review our business by operating groups and by public and private market sectors. Our operating groups are defined as follows: 1) California; 2) Northwest, which primarily includes offices in Alaska, Arizona, Nevada, Utah and Washington; 3) Heavy Civil (formerly East), which primarily includes offices in California, Florida, New York and Texas; and 4) Kenny, which primarily includes offices in Colorado and Illinois. Each of these operating groups may include financial results from our Construction and Large Project Construction segments. A project’s results are reported in the operating group that is responsible for the project, not necessarily the geographic area where the work is located. In some cases, the operations of an operating group include the results of work performed outside of that geographic region. Our California and Northwest operating groups include financial results from our Construction Materials segment.
Effective in the third quarter of 2013, we made certain changes to the organizational structure of the four operating groups. The most significant changes were to move our Arizona business from the Heavy Civil operating group to the Northwest operating group, and to reclassify the majority of the complex heavy-civil construction contracts to the Heavy Civil operating group. These changes were designed to improve operating efficiencies and better position the Company for long-term growth. Prior period amounts associated with these changes have been reclassified to conform to the current year presentation. These changes had no impact on our reportable business segments.
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
The following are accounting policies and estimates that involve significant management judgment and can have significant effects on the Company’s reported results of operations. The Audit/Compliance Committee of our Board of Directors has reviewed our disclosure of critical accounting policies and estimates.

Revenue and Earnings Recognition for Construction Contracts
Revenue and earnings on construction contracts, including construction joint ventures, are recognized under the percentage of completion method using the ratio of costs incurred to estimated total costs. For the majority of our contracts, revenue in an amount equal to cost incurred is recognized prior to contracts reaching at least 25% completion, thus deferring the related profit. Based on historical experience, it is our judgment that until a project reaches at least 25% completion, there may be insufficient information to determine the estimated profit other than to be reasonably certain that a contract will not incur a loss. In the case of large, complex projects we may defer profit recognition beyond the point of 25% completion based on an evaluation of specific project risks. The factors considered in this evaluation include the stage of design completion, the stage of construction completion, status of outstanding purchase orders and subcontracts, certainty of quantities of labor and materials, certainty of schedule and the relationship with the owner. In the case of construction management, time and materials and cost-plus arrangements, we are generally able to estimate profit as services are performed based on contractual rates and estimable volumes. Therefore, we recognize profit for these types of contracts on an input basis, as services are performed.
Revenue from affirmative contract claims is recognized when we have a signed agreement and payment is assured. Revenue from contract change orders, which occur in most large projects, is recognized when the owner has agreed to the change order in writing. Provisions are recognized in the consolidated statements of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. All contract costs, including those associated with affirmative claims and change orders, are recorded as incurred and revisions to estimated total costs are reflected as soon as the obligation to perform is determined. Contract costs consist of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). All state and federal government contracts and many of our other contracts provide for termination of the contract at the convenience of the party contracting with us, with provisions to pay us for work performed through the date of termination.
The accuracy of our revenue and profit recognition in a given period is dependent on the accuracy of our estimates of the cost to complete each project. Cost estimates for all of our significant projects use a detailed “bottom up” approach and we believe our experience allows us to provide materially reliable estimates generally upon incurring 25% of expected costs. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include:

•	the completeness and accuracy of the original bid;

•	costs associated with scope changes where final price negotiations are not complete;

•	costs of labor and/or materials;

•	extended overhead due to owner, weather and other delays;

•	subcontractor performance issues;

•	changes in productivity expectations;

•	site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable);

•	continuing changes from original design on design/build projects;

•	the availability and skill level of workers in the geographic location of the project;

•	a change in the availability and proximity of equipment and materials; and

•	our ability to fully and promptly recover on claims for additional contract costs.
The foregoing factors as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit between periods. Significant changes in cost estimates, particularly in our larger, more complex projects, have had, and can in future periods have, a significant effect on our profitability.
Our contracts with our customers are primarily either “fixed unit price” or “fixed price.” Under fixed unit price contracts, we are committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete placed or cubic yards of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk that we may not be able to perform all the work profitably for the specified contract amount. The percentage of fixed price contracts in our contract backlog increased from 56.8% at December 31, 2012 to 63.5% at December 31, 2013. The percentage of fixed unit price contracts in our contract backlog was 26.0% and 39.6% at December 31, 2013 and 2012, respectively. All other types of contracts represented 10.5% and 3.6% of our contract backlog at December 31, 2013 and 2012, respectively.

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
During the fourth quarter of 2013, management approved the plan to sell or otherwise dispose of all of the remaining consolidated real estate investments that were included in our EIP. As a result, during the year ended December 31, 2013, we recorded restructuring charges of $31.1 million, of which $3.9 million was attributable to non-controlling interests, which consisted of non-cash impairment charges on consolidated real estate assets. During the years ended December 31, 2012 and 2011, we recorded no significant restructuring charges related to our real estate development projects or investments. See “Restructuring and Impairment Charges (Gains), Net” below and Note 11 of “Notes to the Consolidated Financial Statements” for further information.
An evaluation of the entitlement status, market conditions, existing offers to purchase, cost of construction, debt load, development schedule, status of joint venture partners and other factors specific to the remainder of our unconsolidated real estate projects resulted in no significant impairment charges during the year ended December 31, 2013.
Given the current economic environment surrounding real estate, we regularly evaluate the recoverability of our real estate held for development and sale.

Goodwill
As of December 31, 2013, we had five reporting units in which goodwill was recorded as follows:

•	California Group Construction

•	Kenny Group Construction

•	Kenny Group Large Project Construction

•	Northwest Group Construction

•	Northwest Group Construction Materials
The most significant goodwill balances reside in the reporting units associated with the Kenny Group.
We perform impairment tests annually as of December 31 and more frequently when events and circumstances occur that indicate a possible impairment of goodwill. In addition, we evaluate goodwill for impairment if events or circumstances change between annual tests indicating a possible impairment.  Examples of such events or circumstances include the following:

•	a significant adverse change in legal factors or in the business climate;

•	an adverse action or assessment by a regulator;

•	a more likely than not expectation that a segment or a significant portion thereof will be sold; or

•	the testing for recoverability of a significant asset group within the segment.
In performing step one of the goodwill impairment tests, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using the discounted cash flows and market multiple methods.  Judgments inherent in these methods include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates, and appropriate benchmark companies. The cash flows used in our 2013 discounted cash flow model were based on five-year financial forecasts, which in turn were based on the 2014-2016 operating plan developed internally by management adjusted for market participant based assumptions. Our discount rate assumptions are based on an assessment of equity cost of capital and appropriate capital structure for our reporting units. In assessing the reasonableness of our determined fair values of our reporting units, we evaluate our results against our current market capitalization.
After calculating the estimated fair value, we compare the resulting fair value to the net book value of the reporting unit, including goodwill. If the net book value of a reporting unit exceeds its fair value, we measure and record the amount of the impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.
The results of our annual goodwill impairment tests indicated that the estimated fair values of our reporting units exceeded their net book values (i.e., cushion) by at least 50% for three of the five reporting units. The Northwest Construction Materials and Kenny Large Project Construction reporting units had goodwill balances of $1.9 million and $22.4 million, respectively, as of December 31, 2013 and fair value of equity exceeded the net book value by 48% and 42%, respectively.
The Northwest Construction Materials business is susceptible to state and local spending as well as private spending on residential and commercial construction. While the current cushion is sufficient, any significant margin degradation caused by low volumes or increased production costs could result in a future impairment. The Kenny Large Project Construction business is susceptible to fluctuations in results depending on awarded work given the size and frequency of awards. While we believe the current cushion is adequate to absorb these fluctuations, a significant decline in job win rates could have a significant impact to this reporting unit’s estimated fair value.

Long-lived Assets
We review property and equipment and amortizable intangible assets for impairment whenever events or changes in circumstances indicate the net book value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their net book values to the future undiscounted cash flows the assets are expected to generate. If the assets are considered to be impaired, an impairment charge will be recognized equal to the amount by which the net book value of the asset exceeds its fair value. We group plant equipment assets at a regional level, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets. When an individual asset or group of assets are determined to no longer contribute to the vertically integrated asset group, it is assessed for impairment independently.
During 2013 and in connection with our EIP, we recorded $14.7 million in restructuring charges and, separate from the EIP, recorded $3.2 million in non-cash impairment charges, related to the Construction Materials segment. The restructuring and impairment charges consisted of non-cash impairment charges to non-performing quarry sites which had an aggregate carrying value of $21.3 million prior to the impairment. Separate from these quarry sites, but in connection with the impairment of these assets, we recorded lease termination charges of $3.2 million. See Note 11 of “Notes to the Consolidated Financial Statements” and “Restructuring and Impairment Charges (Gains), Net” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
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
Asset Retirement and Reclamation Obligations
We account for the costs related to legal obligations to reclaim aggregate mining sites and other facilities by recording our estimated reclamation liability at fair value, capitalizing the estimated liability as part of the related asset’s carrying amount and allocating it to expense over the asset’s useful life. To determine the fair value of the obligation, we estimate the cost for a third-party to perform the legally required reclamation including a reasonable profit margin. This cost is then increased for future estimated inflation based on the estimated years to complete and discounted to fair value using present value techniques with a credit-adjusted, risk-free rate. In estimating the settlement date, we evaluate the current facts and conditions to determine the most likely settlement date.
We review reclamation obligations at least annually for a revision to the cost or a change in the estimated settlement date. Additionally, reclamation obligations are reviewed in the period that a triggering event occurs that would result in either a revision to the cost or a change in the estimated settlement date.
Contingencies
We are currently involved in various claims and legal proceedings. Loss contingency provisions are recorded if the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated. If a potential loss is considered probable but only a range of loss can be determined, the low-end of the range is recorded. These accruals represent management’s best estimate of probable loss. Disclosure also is provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the amount recorded. Significant judgment is required in both the determination of probability of loss and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to claims and litigation and may revise our estimates.

Current Economic Environment and Outlook for 2014
Company backlog, more than $2.5 billion at the end of 2013, continues to trend positively against a backdrop of stable, but short-term, public funding, and improved execution of the Transportation Infrastructure Financing and Innovation Act (“TIFIA”). These factors have contributed to continued significant bidding opportunities for our Large Project Construction segment. We also are benefiting from revenue synergies in our diversification markets, especially in power, tunnel and underground. We continue to operate in a highly competitive bidding environment in many of our traditional Western markets, as the unusually long and deep cyclical downturn has made it difficult to estimate the timing or strength of the recovery. While we are encouraged by continued signs of recovery in the private sector, the improvement to date primarily has impacted specific regions of residential construction. Our Construction segment is expected to perform better in 2014, in line with the modest improvement in the economic and public funding environment in the Western state and local communities we serve.
Our Large Project Construction segment is operating well, as we execute on a healthy portfolio of diverse projects ranging from start-up to near completion. We look to grow our portfolio of new work in 2014. In 2014, we expect to bid on more than $13 billion of large projects with about half of that value representing potential Granite future revenue. Looking past 2014, we are tracking an additional $20 billion in large projects.
Despite the current healthy large projects bidding environment, long-term, dedicated federal funding remains a concern. The two-year federal highway bill, Moving Ahead for Progress in the 21st Century, signed in 2012, importantly increased TIFIA financing. This bill expires in September of 2014, and it requires strong attention from Congress to provide the long-term stability of a new highway bill. Funding and financing stability ultimately remains critical to driving progress on important infrastructure investment, at federal, state and local levels.
During the fourth quarter of 2013, We concluded the majority of our 2010 EIP. As the impaired assets are sold, we may recognize additional restructuring charges or gains; however, we do not expect these charges or gains to be material. Additionally, as we complete our EIP and further divest of the real estate investment business, we will sell or otherwise dispose of the remaining $33.9 million of assets representing 10 consolidated and unconsolidated properties.

Results of Operations

Comparative Financial Summary
Years Ended December 31,	2013	2012	2011
(in thousands)
Total revenue	$2,266,901	$2,083,037	$2,009,531
Gross profit	185,263	234,759	247,963
Restructuring and impairment charges (gains), net	52,139	(3,728)	2,181
Operating (loss) income	(54,692)	80,835	99,269
Total other (expense) income	(9,337)	194	(9,836)
Amount attributable to non-controlling interests	8,343	(14,637)	(14,924)
Net (loss) income attributable to Granite Construction Incorporated	(36,423)	45,283	51,161

Revenue

Total Revenue by Segment
Years Ended December 31,	2013		2012		2011
(dollars in thousands)
Construction	$1,251,197	55.2%	$984,106	47.2%	$1,043,614	51.9%
Large Project Construction	777,811	34.3	863,217	41.5	725,043	36.1
Construction Materials	237,752	10.5	230,642	11.1	220,583	11.0
Real Estate	141	—	5,072	0.2	20,291	1.0
Total	$2,266,901	100.0%	$2,083,037	100.0%	$2,009,531	100.0%

Construction Revenue
Years Ended December 31,	2013		2012		2011
(dollars in thousands)
California:
Public sector	$386,050	31.0%	$434,570	44.1%	$464,288	44.5%
Private sector	85,219	6.8	53,886	5.5	46,694	4.5
Northwest:
Public sector	442,089	35.3	371,917	37.8	480,015	46.0
Private sector	132,907	10.6	114,851	11.7	37,698	3.6
Heavy Civil:
Public sector	4,093	0.3	8,798	0.9	14,919	1.4
Private sector	528	—	84	—	—	—
Kenny:
Public sector	77,953	6.2	—	—	—	—
Private sector	122,358	9.8	—	—	—	—
Total	$1,251,197	100.0%	$984,106	100.0%	$1,043,614	100.0%
Construction revenue for the year ended December 31, 2013 increased by $267.1 million, or 27.1%, compared to the year ended December 31, 2012 primarily due to the acquisition of Kenny in December 2012. The remaining increase resulted from increases in Northwest public and private sectors as well as in California private sector revenues, offset by decreases in California public sector revenue due to fluctuations in bidding success and resulting awards.

Large Project Construction Revenue
Years Ended December 31,	2013		2012		2011
(dollars in thousands)
California[1]	$73,486	9.5%	$73,359	8.5%	$67,948	9.4%
Northwest[1]	24,085	3.1	175,595	20.3	134,217	18.5
Heavy Civil[1]	623,166	80.1	614,263	71.2	522,878	72.1
Kenny:
Public sector	55,174	7.1	—	—	—	—
Private sector	1,900	0.2	—	—	—	—
Total	$777,811	100.0%	$863,217	100.0%	$725,043	100.0%
1For the periods presented, all Large Project Construction revenue was earned from the public sector.
Large Project Construction revenue for the year ended December 31, 2013 decreased by $85.4 million, or 9.9%, compared to the year ended December 31, 2012. The decrease was primarily due to ongoing projects nearing completion, a lack of Large Project Construction awards during 2012 and new projects in the early stage of completion. These decreases were partially offset by increases from the acquisition of Kenny in December 2012. Despite the decrease in revenue since 2012, Large Project Construction contract backlog as of December 31, 2013 increased by $769.0 million, or 71.4%, when compared to December 31, 2012.  See “Contract Backlog” section below.

Construction Materials Revenue[1]
Years Ended December 31,	2013		2012		2011
(dollars in thousands)
California	$134,556	56.6%	$140,315	60.8%	$140,468	63.7%
Northwest	103,196	43.4	90,327	39.2	80,115	36.3
Total	$237,752	100.0%	$230,642	100.0%	$220,583	100.0%

1For the periods presented, all Construction Materials revenue was earned from the California and Northwest groups.
Construction Materials revenue for the year ended December 31, 2013 increased $7.1 million, or 3.1%, when compared to the year ended December 31, 2012 primarily due to increased sales volumes to meet demand for new projects within the Northwest group. The Northwest group increases were partially offset by a decrease in the California group due to continued weakness in the commercial and residential development markets.
Real Estate Revenue
Real Estate revenue for the year ended December 31, 2013 decreased by $4.9 million, or 97.2%, compared to the year ended December 31, 2012. The decrease was primarily attributable to the sale of commercial properties in California during 2012 with no corresponding sales in 2013. Factors that contribute to fluctuations in revenue include national and local market conditions, entitlement status of properties and buyers access to capital.

Contract Backlog
Our contract backlog consists of the remaining unearned revenue on awarded contracts, including 100% of our consolidated joint venture contracts and our proportionate share of unconsolidated joint venture contracts. We generally include a project in our contract backlog at the time it is awarded and funding is in place. Certain federal government contracts where funding is appropriated on a periodic basis are included in contract backlog at the time of the award. Existing contracts that include unexercised contract options and unissued task orders under existing contracts are included in contract backlog as task orders are issued or options are exercised as further described in “Contract Backlog” under “Item 1. Business”. Substantially all of the contracts in our contract backlog may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past.
The following tables illustrate our contract backlog as of the respective dates:

Total Contract Backlog by Segment
December 31,	2013		2012
(dollars in thousands)
Construction	$681,415	27.0%	$632,420	37.0%
Large Project Construction	1,845,336	73.0	1,076,341	63.0
Total	$2,526,751	100.0%	$1,708,761	100.0%

Construction Contract Backlog
December 31,	2013		2012
(dollars in thousands)
California:
Public sector	$387,251	56.9%	$249,966	39.5%
Private sector	33,365	4.9	42,622	6.7
Northwest:
Public sector	118,123	17.3	167,728	26.5
Private sector	21,418	3.1	27,437	4.3
Heavy Civil:
Public sector	46,972	6.9	2,245	0.4
Private sector	—	—	528	0.1
Kenny:
Public sector	46,956	6.9	39,675	6.3
Private sector	27,330	4.0	102,219	16.2
Total	$681,415	100.0%	$632,420	100.0%
Construction contract backlog of $681.4 million at December 31, 2013 was $49.0 million, or 7.7%, higher than at December 31, 2012. The increase was primarily due to an improved success rate on bidding activity in the California and Heavy Civil operating groups, partially offset by progress on existing projects in the Northwest and Kenny operating groups. Not included in Construction contract backlog as of December 31, 2013 is $131.3 million associated with Kenny underground contracts, the majority of which is expected to be booked into contract backlog as additional task orders are issued by the owners, the majority of which is expected to occur in 2014.

Large Project Construction Contract Backlog
December 31,	2013		2012
(dollars in thousands)
California[1]	$55,593	3.0%	$94,901	8.8%
Northwest[1]	6,860	0.4	28,703	2.7
Heavy Civil[1]	1,445,849	78.4	737,665	68.5
Kenny:
Public sector[2]	161,361	8.7	215,072	20.0
Private sector	175,673	9.5	—	—
Total	$1,845,336	100.0%	$1,076,341	100.0%
1For the periods presented, all Large Project Construction contract backlog is related to contracts with public agencies.
2As of December 31, 2013 and 2012, $58.4 million and $69.5 million, respectively, of Kenny public sector contract backlog was translated from Canadian dollars to U.S. dollars at the spot rate in effect at the date of reporting.
Large Project Construction contract backlog of $1.8 billion at December 31, 2013 was $769.0 million, or 71.4%, higher than at December 31, 2012. The increase from December 31, 2012 included the award of a $177.2 million material management contract in the Kenny operating group and new awards in the Heavy Civil operating group, offset by jobs completing or nearing completion in the California and Northwest operating groups. New awards in the Heavy Civil operating group included $733.0 million for our share of the Tappan Zee Bridge project in New York, a $296.0 million highway rebuild project in Texas and a $131.3 million highway reconstruction project in North Carolina. Not included in Large Project Construction contract backlog as of December 31, 2013 is $29.4 million associated with one highway rebuild project in Texas that will be booked into contract backlog as contract options are exercised by the owner, the majority of which is expected to occur in 2016.
Non-controlling partners’ share of Large Project Construction contract backlog as of December 31, 2013 and 2012 was $59.2 million and $112.8 million, respectively.
Large Project Construction contracts with forecasted losses represented $127.8 million, or 6.9%, and $172.6 million, or 16.0%, respectively, of Large Project Construction contract backlog at December 31, 2013 and 2012. Provisions are recognized in the consolidated statements of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. Future revisions to these estimated losses will be recorded in the period in which the revisions are made. Similarly, recoveries related to unresolved contract modifications and claims, if any, will be recorded in future periods.

Gross Profit
The following table presents gross profit by business segment for the respective periods:

Years Ended December 31,	2013	2012	2011
(dollars in thousands)
Construction	$106,374	$77,963	$124,506
Percent of segment revenue	8.5%	7.9%	11.9%
Large Project Construction	71,808	148,418	104,108
Percent of segment revenue	9.2	17.2	14.4
Construction Materials	6,953	7,572	16,641
Percent of segment revenue	2.9	3.3	7.5
Real Estate	128	806	2,708
Percent of segment revenue	90.8	15.9	13.3
Total gross profit	$185,263	$234,759	$247,963
Percent of total revenue	8.2%	11.3%	12.3%
For the majority of our contracts, revenue in an amount equal to cost incurred is recognized prior to contracts reaching at least 25% completion, thus deferring the related profit. In the case of large, complex projects, we may defer profit recognition beyond the point of 25% completion until such time as we believe we have enough information to make a reasonably dependable estimate of contract cost. In the case of construction management, time and materials and cost-plus arrangements, we are generally able to estimate profit as services are performed based on contractual rates and estimable volumes. Therefore, we recognize profit for these types of contracts on an input basis, as services are performed. Gross profit can vary significantly in periods where one or more projects reach our percentage of completion threshold and the deferred profit is recognized or, conversely, in periods where contract backlog is growing rapidly and a higher percentage of projects are in their early stages with no associated gross profit recognition.
The following table presents revenue from projects that have not yet reached our profit recognition threshold:

Years Ended December 31,	2013	2012	2011
(in thousands)
Construction	$16,761	$22,110	$10,363
Large Project Construction	145,038	16,982	38,542
Total revenue from contracts with deferred profit	$161,799	$39,092	$48,905

We do not recognize revenue from affirmative contract claims until we have a signed agreement and payment is assured, nor do we recognize revenue from contract change orders until the owner has agreed to the change order in writing. However, we do recognize the costs related to any contract claims or pending change orders when such costs are incurred, and we revise estimated total costs as soon as the obligation to perform is determined. As a result, our gross profit as a percentage of revenue can vary depending on the magnitude and timing of the settlement of claims and change orders.
When we experience significant changes in our estimates of costs to complete, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as revisions in estimates for the current period. In our review of these changes for the years ended December 31, 2013, 2012 and 2011, we did not identify any material amounts that should have been recorded in a prior period.
Unresolved contract modifications and claims to recover additional compensation for unanticipated additional costs that the Company believes it is entitled to under the terms of the projects’ contracts are pending or have been submitted on certain projects. The projects’ owners or their authorized representatives may be in partial or full agreement with the request or proposed modification, or may have rejected or disagree entirely as to such entitlement. The potential amount of total recoveries for contract modifications and claims for which (1) the Company believes the likelihood of recovery is probable or reasonably possible; (2) the amount of potential recovery on such contract modifications and claims can be reasonably estimated; and (3) the amount of the contract modification or claim individually exceeds $0.5 million, is between $85.0 million and $120.0 million as of December 31, 2013. These amounts are estimated recoveries and do not include costs that may be incurred to pursue and obtain such potential recoveries. Also, the Company may have to pay portions of any such recoveries to subcontractors or suppliers whose additional costs are included in the contract modifications or claims. These estimates are forward-looking statements that reflect the best judgment of management and reflect current expectations regarding future events. However, the actual amounts that will be recovered and the timing of any such recoveries cannot be guaranteed, and this total amount of estimated recoveries may not be realized.
Construction gross profit in 2013 increased $28.4 million compared to 2012. Construction gross margin as a percentage of segment revenue for 2013 increased to 8.5% from 7.9% in 2012. The increase was due to improved project execution, increase in project volumes and the addition of gross profit from Kenny operations. Gross profit and gross margin from Kenny operations in 2013 was $25.4 million and 12.7%, respectively.
Large Project Construction gross profit in 2013 decreased $76.6 million compared to 2012. Large Project Construction gross margin as a percentage of segment revenue for 2013 decreased to 9.2% from 17.2% in 2012. The decreases were due to several projects that have completed or are nearing completion as well as projects which have not yet reached the profit recognition threshold, primarily in the Heavy Civil operating group. The decreases during 2013 were also attributable to a net increase of $25.5 million from revisions in estimates in 2013, down from a net increase of $64.6 million in 2012 (see Note 2 of “Notes to the Consolidated Financial Statements”).
Construction Materials gross profit in 2013 decreased $0.6 million compared to 2012. Construction Materials gross margin as a percentage of segment revenue for 2013 decreased to 2.9% from 3.3% in 2012. The decreases were primarily due to the continued competitive environment in the commercial and public markets in general.
Real Estate gross profit decreased $0.7 million during 2013 compared to 2012 as we continue to reduce the number of real estate assets in keeping with our EIP.

Selling, General and Administrative Expenses
The following table presents the components of selling, general and administrative expenses for the respective periods:

Years Ended December 31,	2013	2012	2011
(dollars in thousands)
Selling
Salaries and related expenses	$38,410	$35,051	$33,342
Other selling expenses	6,901	13,321	9,066
Total selling	45,311	48,372	42,408
General and administrative
Salaries and related expenses	65,482	57,583	51,041
Restricted stock amortization	14,770	10,909	11,447
Incentive compensation	9,376	11,543	12,478
Other general and administrative expenses	65,007	56,692	44,928
Total general and administrative	154,635	136,727	119,894
Total selling, general and administrative	$199,946	$185,099	$162,302
Percent of revenue	8.8%	8.9%	8.1%
Selling, general and administrative expenses for 2013 increased $14.8 million, or 8.0%, compared to 2012.
Selling Expenses
Selling expenses include the costs for materials facility permits, business development, estimating and bidding. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses for 2013 decreased $3.1 million, or 6.3%, compared to 2012. The decrease was primarily due to lower pre-bid costs within the Heavy Civil operating group partially offset by additional salary and related expenses associated with Kenny of $4.2 million.
General and Administrative Expenses
General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. These costs include variable cash and restricted stock performance-based incentives for select management personnel on which our compensation strategy heavily relies. The cash portion of these incentives is expensed when earned while the restricted stock portion is expensed as earned over the vesting period of the restricted stock award (generally three years). Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses none of which individually exceeded 10% of total general and administrative expenses.
Total general and administrative expenses for 2013 increased $17.9 million, or 13.1%, compared to 2012. The increase during 2013 was primarily due to the addition of expenses associated with Kenny of $23.1 million. This includes $9.7 million of salaries and related expenses, $3.7 million of restricted stock amortization and incentive compensation, $6.6 million of other general and administrative expenses and $3.1 million in integration costs. These increases were partially offset by a decrease in salaries and related expenses as part of our ongoing efforts to reduce our cost structure, as well as a decrease in incentive compensation expense due to our net loss during 2013.

Restructuring and Impairment Charges (Gains), Net
The following table presents the components of restructuring and impairment charges, net during the respective periods (in thousands):

Years ended December 31,	2013	2012	2011
Impairment losses (gains) associated with our real estate investments, net	$31,090	$(3,093)	$1,452
Severance costs	—	—	471
Impairment charges on assets	14,651	—	226
Lease termination costs (gains), net of estimated sublease income	3,234	(635)	32
Total restructuring charges (gains)	48,975	(3,728)	2,181
Other impairment charges	3,164	—	—
Total restructuring and impairment charges (gains), net	$52,139	$(3,728)	$2,181
In October 2010, we announced our EIP, which included actions to reduce our cost structure, enhance operating efficiencies and strengthen our business to achieve long-term profitable growth. The majority of restructuring charges associated with the EIP was recorded in 2010 and amounted to $109.3 million, including amounts attributable to non-controlling interests of $20.0 million. Of the $109.3 million, $86.3 million and $10.3 million was related to our Real Estate and Construction Materials segments, respectively. In 2011, development activities were curtailed for the majority of our real estate development projects as divestiture efforts increased and we recorded $1.5 million associated with the sale or other disposition of three separate projects located in California related to our Real Estate segment. During 2012, we recorded a restructuring gain of $3.1 million associated with the sale or other disposition of one project in California, one project in Oregon, and one project in Washington.
During the fourth quarter of 2013, management approved a plan to sell or otherwise dispose of all of the remaining consolidated real estate investments in our Real Estate segment, as well as certain assets in our Construction Materials segment. These actions were taken pursuant to the EIP, and resulted in restructuring charges of $49.0 million in the fourth quarter of 2013, including amounts attributable to non-controlling interests of $3.9 million. These restructuring charges consisted of the non-cash impairment of certain assets and the accrual of lease termination costs. The carrying values of the impaired assets were adjusted to their expected fair values, which were estimated by a variety of factors including, but not limited to, comparative market data, historical sales prices, broker quotes and third-party valuations.
The restructuring charges associated with the Company’s Real Estate segment resulted in $31.1 million of non-cash impairment charges related to all of the remaining consolidated real estate assets, including amounts attributable to non-controlling interests of $3.9 million. The impaired assets consist primarily of our consolidated residential and retail development projects which had a carrying value of $44.6 million prior to the impairment.
The restructuring charges associated with the Company’s Construction Materials segment resulted in $14.7 million of non-cash impairment charges related to non-performing quarry sites which had an aggregate carrying value of $17.1 million prior to the impairment. Separate from these quarry sites, but in connection with the impairment of these assets, we recorded lease termination charges of $3.2 million.
We concluded the majority of our 2010 EIP during 2013. As the impaired assets are sold, we may recognize additional restructuring charges or gains; however, we do not expect these charges or gains to be material.
Separate from the EIP but related to our process of continually optimizing our assets, we identified a quarry asset within our Construction Materials segment that no longer had strategic value to our vertically integrated business. Therefore, during the fourth quarter of 2013, management approved a plan to sell or otherwise dispose of this asset. We determined that the asset’s carrying value was not recoverable and recorded a $3.2 million non-cash impairment charge.
Gain on Sales of Property and Equipment
The following table presents the gain on sales of property and equipment for the respective periods:

Years Ended December 31,	2013	2012	2011
(in thousands)
Gain on sales of property and equipment	12,130	27,447	15,789
Gain on sales of property and equipment for 2013 decreased $15.3 million, or 55.8%, compared to 2012, primarily due to an $18.0 million gain from the sale of an underutilized quarry asset during 2012 with no corresponding sale in 2013.

Other (Expense) Income
The following table presents the components of other (expense) income for the respective periods:

Years Ended December 31,	2013	2012	2011
(in thousands)
Interest income	$1,785	$2,626	$2,878
Interest expense	(14,386)	(10,603)	(10,362)
Equity in income of affiliates	1,304	1,988	2,193
Other income (expense), net	1,960	6,183	(4,545)
Total other (expense) income	$(9,337)	$194	$(9,836)
Interest expense during 2013 increased $3.8 million compared to 2012 primarily due to increased borrowings under Granite’s existing revolving credit facility related to the acquisition of Kenny in 2012. Other income, net in 2012 included a $7.4 million gain from the sale of gold, a by-product of aggregate production, partially offset by a $2.8 million non-cash impairment charge from the write-off of our cost method investment in the preferred stock of a corporation that designs and manufactures solar power generation equipment.
Income Taxes
The following table presents the (benefit from) provision for income taxes for the respective periods:

Years Ended December 31,	2013	2012	2011
(dollars in thousands)
(Benefit from) provision for income taxes	$(19,263)	$21,109	$23,348
Effective tax rate	30.1%	26.1%	26.1%
Our effective tax rate increased to 30.1% in 2013 from 26.1% in 2012. The most significant change was due to the effect of non-controlling interests as a percentage of net (loss) income, as non-controlling interests are not subject to income taxes on a standalone basis. Additionally, included in the tax rate for the year ended December 31, 2012, is the release of a state valuation allowance. Our tax rate is affected by discrete items that may occur in any given year, but are not consistent from year to year.
Amount Attributable to Non-controlling Interests
The following table presents the amount attributable to non-controlling interests in consolidated subsidiaries for the respective periods:

Years Ended December 31,	2013	2012	2011
(in thousands)
Amount attributable to non-controlling interests	$8,343	$(14,637)	$(14,924)
The amount attributable to non-controlling interests represents the non-controlling owners’ share of the income or loss of our consolidated construction joint ventures and real estate entities. The change in non-controlling interests during 2013 was primarily due to a consolidated construction joint venture project nearing completion thereby realizing less income when compared to 2012. Additionally, the change was from losses incurred due to a project write down from revisions in profitability estimates on a highway project in Washington State and from the 2013 Real Estate segment restructuring charges.

Prior Years
Revenue: Construction revenue for the year ended December 31, 2012 decreased by $59.5 million, or 5.7%, compared to the year ended December 31, 2011. The decrease was primarily due to less public sector revenue related to entering the year with lower backlog in the Northwest and East, as well as a decline in bid success in our California operating group. The decreases in public sector revenue were partially offset by increases in private sector revenue in the Northwest associated with work in the power and industrial markets.
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
Real Estate revenue for the year ended December 31, 2012 decreased by $15.2 million, or 75.0%, compared to the year ended December 31, 2011. The decrease was primarily attributable to the sale of commercial properties in California during 2011. Factors that contribute to fluctuations in revenue include national and local market conditions, entitlement status of properties and buyers access to capital. Additionally, as we execute on our EIP, we have less real estate for sale.
Contract Backlog: Construction contract backlog of $632.4 million at December 31, 2012 was $118.8 million, or 23.1%, higher than at December 31, 2011. The increase was primarily due to the acquisition of Kenny contract backlog, as well as an increase in California private sector backlog due to improved success rate on private sector bidding activity and diversification into the power market. The increases were offset by decreases in the California public sector due to progress on existing projects and lower success rate with continued intense competition.
Large Project Construction contract backlog of $1.1 billion at December 31, 2012 was $432.5 million, or 28.7%, lower than at December 31, 2011. The decrease primarily reflects work completed during the period, partially offset by new awards and the acquisition of Kenny contract backlog.
Gross Profit: Construction gross profit in 2012 decreased to $78.0 million, or 7.9% of segment revenue, from $124.5 million, or 11.9% of segment revenue, in 2011. The decreases were due to increased competition and challenging market conditions, primarily in California. In addition, the decreases during 2012 included a net decrease of $18.1 million from revisions in estimates compared to a net increase of $6.2 million for 2011, due to lower productivity that originally anticipated.
Large Project Construction gross profit in 2012 increased $44.3 million compared to 2011. Large Project Construction gross profit as a percent of segment revenue for 2012 increased to 17.2% from 14.4% in 2011. The increase was primarily due to a net increase of $64.6 million from revisions in estimates in 2012 due to lower than anticipated construction costs and owner directed scope changes compared to a net increase of $8.9 million in 2011.
Construction Materials gross profit in 2012 decreased $9.1 million compared to 2011. Construction Materials gross profit as a percent of segment revenue for 2012 decreased to 3.3% from 7.5% in 2011. The decreases were primarily due to poor economic conditions at certain California locations.
Real Estate gross profit decreased $1.9 million during 2012 compared to 2011. The decrease was primarily due to the execution of our EIP which reduced our real estate available for sale.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased by $22.8 million, or 14.0%, to $185.1 million in 2012 from $162.3 million in 2011. Total selling expenses for 2012 increased $6.0 million, or 14.1%, compared to 2011, primarily related to increased costs associated with large projects pursuits. Total general and administrative expenses for 2012 increased $16.8 million, or 14.0%, compared to 2011 primarily due to an increase of $11.8 million or 26.2% in other general and administrative expenses. The increase in other general and administrative expenses during the year ended December 31, 2012 was primarily due to Kenny acquisition-related costs of $4.4 million and an increase of $2.0 million in the fair market value of our NQDC plan liability.
Restructuring and Impairment Charges (Gains), Net: During 2012, we recorded a net restructuring gain of $3.7 million and in 2011, we recorded net restructuring charges of $2.2 million. The restructuring gains and charges recorded in 2012 and 2011 were the result of executing our EIP.
Gain on Sales of Property and Equipment: Gain on sales of property and equipment for 2012 increased $11.7 million, or 73.8%, compared to 2011, primarily due to an $18.0 million gain from the sale of an underutilized quarry asset in the fourth quarter of 2012. This sale was related to our process of continually optimizing our assets separate from the EIP.
Other Income (Expense): Other income (expense), net in 2012 included a $7.4 million gain from the sale of gold, a by-product of aggregate production, partially offset by a $2.8 million non-cash impairment charge from the write-off of our cost method investment in the preferred stock of a corporation that designs and manufactures power generation equipment. Other (expense) income, net in 2011 consisted primarily of $3.7 million in non-cash impairment charges associated with the same cost method investment.
Provision for Income Taxes: Our effective tax rate was essentially flat in 2012 from 2011 at 26.1%. The tax rate for the year ended December 31, 2012 included a $5.8 million release of a state valuation allowance. The tax rate for the year ended December 31, 2011 included the recognition and measurement of previously unrecognized tax benefits. The recognition and measurement of these tax benefits were the result of a favorable settlement of an income tax examination conducted by the Internal Revenue Service.
Amount Attributable to Non-controlling Interests: The balance for 2012 was essentially flat compared to 2011 due to similar levels of activity on consolidated joint venture projects.

Liquidity and Capital Resources
We believe our cash and cash equivalents, short-term investments and cash expected to be generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations through the next twelve months. We maintain a collateralized revolving credit facility of $215.0 million, of which $134.9 million was available at December 31, 2013, primarily to provide capital needs to fund growth opportunities, either internal or generated through acquisitions (see “Credit Agreement” discussion below for further information). We do not anticipate that this credit facility will be required to fund future working capital needs associated with our existing operations. If we experience a prolonged change in our business operating results or make a significant acquisition, we may need to acquire additional sources of financing, which, if available, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available on terms acceptable to us.
The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated joint ventures, as of the respective dates:

December 31,	2013	2012
(in thousands)
Cash and cash equivalents excluding consolidated joint ventures	$190,321	$216,125
Consolidated construction joint venture cash and cash equivalents[1]	38,800	105,865
Total consolidated cash and cash equivalents	229,121	321,990
Short-term and long-term marketable securities[2]	117,202	111,430
Total cash, cash equivalents and marketable securities	$346,323	$433,420

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
Our cash and cash equivalents consisted of commercial paper, deposits and money market funds held with established national financial institutions. Marketable securities consist of U.S. Government and agency obligations and commercial paper. Cash and cash equivalents held by our consolidated joint ventures are primarily used to fulfill the working capital needs of each joint venture’s project. The decision to distribute joint venture cash must generally be made jointly by all of the partners and, accordingly, these funds generally are not available for the working capital or other liquidity needs of Granite until distributed. Consolidated joint ventures contributed 72.2% or $67.1 million of the $92.9 million decrease in cash and cash equivalents during 2013.
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

Cash Flows

Years Ended December 31,	2013	2012	2011
(in thousands)
Net cash provided by (used in):
Operating activities	$5,380	$91,790	$92,345
Investing activities	(31,648)	(42,554)	(27,728)
Financing activities	(66,601)	15,764	(59,649)
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
Cash provided by operating activities of $5.4 million in 2013 represents an $86.4 million decrease from the amount of cash provided by operating activities when compared to 2012. The decrease was mainly attributable to a $17.9 million decrease in net distributions from unconsolidated joint ventures, a $45.9 million decrease in cash from working capital and a $22.6 million decrease in net income after adjusting for non-cash items. Decreases in working capital were primarily attributable to a $45.9 million increase in the net use of cash related to accounts payable and accrued expenses and other current liabilities, primarily due to payments made in the normal course of business associated with contracts in our Large Project Construction segment.
Cash used in investing activities of $31.6 million for 2013 represents a $10.9 million decrease compared to the same period in 2012. The decrease was primarily due to the payments made to acquire Kenny in 2012. This was partially offset by a decrease in net proceeds and maturities of marketable securities during 2013 when compared to 2012. These changes were a result of our cash management activities that are generally based on the Company’s cash flow requirements and/or investments maturities. The decrease was also offset by a decrease in net additions to and proceeds from property and equipment. There were no unusual investing activities related to our cash management practices during the year ended December 31, 2013.
Cash used in financing activities of $66.6 million for 2013 represents an $82.4 million change from the amount of cash provided by financing activities in 2012. The change was due to a decrease in proceeds from long-term debt of $70.5 million related to the Kenny acquisition in 2012. Additionally, there was a $13.5 million increase in net distributions to non-controlling partners primarily related to two projects nearing completion in our Large Project Construction segment.
Capital Expenditures
During the year ended December 31, 2013, we had capital expenditures of $43.7 million compared to $37.6 million in 2012. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate investing between $40.0 million and $60.0 million in capital expenditures during 2014.

Debt and Contractual Obligations
The following table summarizes our significant obligations outstanding as of December 31, 2013:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt - principal	$278,115	$1,247	$156,787	$80,052	$40,029
Long-term debt - interest[1]	57,252	14,167	28,410	12,229	2,446
Operating leases[2]	38,269	8,231	12,759	7,130	10,149
Other purchase obligations[3]	10,002	9,973	29	—	—
Deferred compensation obligations[4]	23,630	4,521	5,187	3,682	10,240
Asset retirement obligations[5]	29,138	9,817	2,473	1,037	15,811
Total	$436,406	$47,956	$205,645	$104,130	$78,675

1 Included in the total is $0.9 million related to mortgages, the terms of which include a 4.50% variable interest rate at December 31, 2013. Also included in this balance is $7.5 million interest related to borrowing under our Credit Agreement, the terms of which include a variable interest rate that was 2.75% at December 31, 2013 using LIBOR. In addition, included in the total is $48.9 million in interest related to borrowings under our senior notes, respectively, the terms of which include a 6.11% per annum interest rate. The future payments were calculated using rates in effect as of December 31, 2013 and may differ from actual results. See Note 12 of “Notes to the Consolidated Financial Statements.”
2 These obligations represent the minimum rental commitments and minimum royalty requirements under all noncancellable operating leases. See Note 18 of “Notes to the Consolidated Financial Statements.”
3 These obligations represent firm purchase commitments for equipment and other goods and services not connected with our construction contract backlog which are individually greater than $10,000 and have an expected fulfillment date after December 31, 2013.
4 The timing of expected payment of deferred compensation is based on estimated dates of retirement. Actual dates of retirement could be different and could cause the timing of payments to change.
5Asset retirement obligations represent reclamation and other related costs associated with our owned and leased quarry properties, the majority of which have an estimated settlement date beyond five years (see Note 8 of “Notes to the Consolidated Financial Statements”).

In addition to the significant obligations described above, as of December 31, 2013, we had approximately $3.2 million associated with uncertain tax positions filed on our tax returns which were excluded because we cannot make a reasonably reliable estimate of the timing of potential payments relative to such reserves.

Credit Agreement
We have a $215.0 million committed revolving credit facility, with a sublimit for letters of credit of $100.0 million (the “Credit Agreement”), which expires on October 11, 2016, of which $134.9 million was available at December 31, 2013. At December 31, 2013 and 2012, there was a revolving loan of $70.0 million outstanding under the Credit Agreement related to financing the Kenny acquisition, the balance of which is included in long-term debt on our consolidated balance sheets. In addition, as of December 31, 2013, there were standby letters of credit totaling $10.1 million. The letters of credit will expire between August 2014 and October 2014.
Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on certain financial ratios calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin was 2.50% for loans bearing interest based on LIBOR and 1.50% for loans bearing interest at the base rate at December 31, 2013. Accordingly, the effective interest rate was between 2.75% and 4.75% at December 31, 2013. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Credit Agreement’s maturity date. Borrowings at a LIBOR rate have a term no less than one month and no greater than one year. Typically, at the end of such term, such borrowings may be paid off or rolled over at our discretion into either a borrowing at the base rate or a borrowing at a LIBOR rate with similar terms, not to exceed the maturity date of the Credit Agreement. On a periodic basis, we assess the timing of payment depending on facts and circumstances that exist at the time of our assessment. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are collateralized on an equivalent basis with the obligations under the 2019 Notes (defined below) by first priority liens (subject only to other liens permitted under the Credit Agreement) on substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement.
The Credit Agreement provides for the release of the liens securing the obligations, at our option and expense, so long as certain conditions as defined by the terms in the Credit Agreement are satisfied (“Collateral Release Period”). If, subsequently, our Consolidated Fixed Charge Coverage Ratio is less than 1.25 or our Consolidated Leverage Ratio is greater than 2.50, then we will be required to promptly re-pledge substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement. As of December 31, 2013, the conditions for the exercise of this option were not satisfied.
Senior Notes Payable
As of December 31, 2013, senior notes payable in the amount of $200.0 million were due to a group of institutional holders in five equal annual installments beginning in 2015 and bear interest at 6.11% per annum (“2019 Notes”).
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
Surety Bonds and Real Estate Mortgages
We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At December 31, 2013, $1.8 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.
A significant portion of our real estate held for development and sale is subject to mortgage indebtedness. All of this indebtedness is non-recourse to Granite but is recourse to the real estate entities that incurred the indebtedness. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entities to repay portions of the debt. As of December 31, 2013, the principal amount of debt of our consolidated real estate entities secured by mortgages was $7.9 million, of which $1.2 million was included in current liabilities and $6.7 million was included in long-term liabilities on our consolidated balance sheet.

Covenants and Events of Default
Our debt and credit agreements require us to comply with various affirmative, restrictive and financial covenants, including the financial covenants described below. Our failure to comply with any of these covenants, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the applicable agreements. Under certain circumstances, the occurrence of an event of default under one of our debt or credit agreements (or the acceleration of the maturity of the indebtedness under one of our agreements) may constitute an event of default under one or more of our other debt or credit agreements. Default under our debt and credit agreements could result in (1) us no longer being entitled to borrow under the agreements, (2) termination of the agreements, (3) the requirement that any letters of credit under the agreements be cash collateralized, (4) acceleration of the maturity of outstanding indebtedness under the agreements and/or (5) foreclosure on any collateral securing the obligations under the agreements.
The most significant financial covenants under the terms of our Credit Agreement and 2019 NPA require the maintenance of a minimum Consolidated Tangible Net Worth, a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio.
On March 3, 2014, Granite executed amendments to the Credit Agreement and 2019 NPA, which terms include, among other things, (i) a revised minimum Consolidated Tangible Net Worth of $600.0 million; and (ii) a revised maximum Consolidated Leverage Ratio of 3.75. The maximum Consolidated Leverage Ratio decreases to 3.50 beginning with our quarter ending June 30, 2014, to 3.25 beginning with quarter ending September 30, 2014 and to 3.00 thereafter. As of December 31, 2013, our Consolidated Tangible Net Worth was $729.1 million and the Consolidated Leverage Ratio was 2.74. The Credit Agreement amendment permanently waived the Company’s requirement to comply with such financial covenants for the quarter ended December 31, 2013.
As of December 31, 2013, we were in compliance with all covenants contained in the Credit Agreement and 2019 NPA, as amended, and the debt agreements related to our consolidated real estate entities. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.
Share Purchase Program
In 2007, our Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion. As of December 31, 2013, $64.1 million remained available under this authorization. We did not purchase shares under the share purchase program in any of the periods presented. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors. Purchases under the share purchase program may be commenced, suspended or discontinued at any time and from time to time without prior notice.

Recently Issued and Adopted Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities and in January 2013, issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. These ASUs require companies to disclose both gross and net information about financial instruments that have been offset on the balance sheet. These ASUs were effective for our quarter ended March 31, 2013 and did not impact our consolidated financial statements.
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU gives companies the option to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If it is determined that it is more likely than not the indefinite-lived intangible asset is impaired, a quantitative impairment test is required. However, if it is concluded otherwise, the quantitative test is not necessary. This ASU was effective for our quarter ended March 31, 2013 and did not impact our consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income in certain circumstances. This ASU was effective for our quarter ended March 31, 2013. For all periods presented other comprehensive income (loss) was not significant; therefore, the adoption of this ASU did not have an impact on our consolidated financial statements.
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires companies with unrecognized tax benefits, or a portion of unrecognized tax benefits, to present these benefits in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. This ASU will be effective commencing with our quarter ending March 31, 2015. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We maintain an investment portfolio of various holdings, types and maturities. We purchase instruments that meet high credit quality standards, as specified in our investment policy. This policy prohibits investments in auction rate and asset-backed securities. It also limits the amount of credit exposure to any one issue, issuer or type of instrument. The portfolio is limited to an average maturity of no more than one year from the date of purchase. On an ongoing basis we monitor credit ratings, financial condition and other factors that could affect the carrying amount of our investment portfolio.
Marketable securities, consisting of U.S. government and agency obligations and commercial paper, are classified as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity.
We are exposed to financial market risks due largely to changes in interest rates, which we have managed primarily by managing the maturities in our investment portfolio. We do not have any material business transactions in foreign currencies.
We are exposed to various commodity price risks, including, but not limited to, diesel fuel, natural gas, propane, steel, cement and liquid asphalt arising from transactions that are entered into in the normal course of business. In order to manage or reduce commodity price risk, we monitor the costs of these commodities at the time of bid and price them into our contracts accordingly. Additionally, some of our contracts include commodity price escalation clauses which partially protect us from increasing prices. At times we enter into supply agreements or pre-purchase commodities to secure pricing and use financial contracts to further manage price risk. As of December 31, 2013 and 2012, we had no material financial contracts in place.
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
At December 31, 2013, senior notes payable in the amount of $200.0 million were due to a group of institutional holders in five equal installments beginning in 2015 and bear interest at 6.11% per annum.
At December 31, 2013 and 2012, there was $70.0 million in revolving loans outstanding under the Credit Agreement related to financing the Kenny acquisition, which is included in long-term debt on our consolidated balance sheets. These borrowings bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on certain financial ratios calculated quarterly. The applicable margin was 2.50% for loans bearing interest based on LIBOR and 1.50% for loans bearing interest at the base rate at December 31, 2013. Accordingly, the effective interest rate was between 2.75% and 4.75% at December 31, 2013. If LIBOR increases over 2.50%, each 25 basis point increase would result in $0.2 million annually in additional interest expense.

The table below presents principal amounts due by year and related weighted average interest rates for our cash and cash equivalents, held-to-maturity investments and significant debt obligations as of December 31, 2013 (dollars in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Assets
Cash, cash equivalents, held-to-maturity investments	$279,089	$15,604	$25,180	$16,450	$10,000	$—	$346,323
Weighted average interest rate	0.20%	0.43%	0.69%	1.04%	1.62%	—%	0.33%
Liabilities
Fixed rate debt
Senior notes payable	$—	$40,000	$40,000	$40,000	$40,000	$40,000	$200,000
Weighted average interest rate	6.11%	6.11%	6.11%	6.11%	6.11%	6.11%	6.11%
Variable rate debt
Credit Agreement loan	$—	$—	$70,000	$—	$—	$—	$70,000
Weighted average interest rate[1]	2.75%	2.75%	2.75%	—%	—%	—%	2.75%
1The weighted average interest rate was calculated using LIBOR rates and the applicable margin in effect as of December 31, 2013 and may differ from actual results.

The estimated fair value of our cash, cash equivalents and short-term held-to-maturity investments approximates the principal amounts reflected above based on the generally short maturities of these financial instruments. Based on the fixed borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of the senior notes payable was approximately $225.9 million as of December 31, 2013 and $243.1 million as of December 31, 2012. The fair value of the Credit Agreement loan was approximately $69.6 million as of December 31, 2013 and $70.4 million as of December 31, 2012.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements of Granite, the supplementary data and the independent registered public accounting firm’s report are incorporated by reference from Part IV, Item 15(1) and (2):
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - At December 31, 2013 and 2012
Consolidated Statements of Operations - Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Shareholders’ Equity - Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows - Years Ended December 31, 2013, 2012 and 2011
Notes to the Consolidated Financial Statements
Quarterly Financial Data (unaudited)
Schedule II - Schedule of Valuation and Qualifying Accounts

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures: Our management carried out, as of December 31, 2013, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2013, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
Independent Registered Public Accounting Firm Report: PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the Company’s internal control over financial reporting as of December 31, 2013. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, is included in “Item 15. Exhibits and Financial Statement Schedules” under the heading “Report of Independent Registered Public Accounting Firm.”
Item 9B. OTHER INFORMATION
Not Applicable.

PART III
Certain information required by Part III is omitted from this report. We will file our definitive proxy statement for our Annual Meeting of Shareholders to be held on June 5, 2014 (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference.
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

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
1. Financial Statements. The following consolidated financial statements and related documents are filed as part of this report:
2. Financial Statement Schedule. The following financial statement schedule of Granite for the years ended December 31, 2013, 2012 and 2011 is filed as part of this report and should be read in conjunction with the consolidated financial statements of Granite.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Granite Construction Incorporated:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Granite Construction Incorporated and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/PricewaterhouseCoopers LLP
San Francisco, California
March 3, 2014

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

December 31,	2013	2012
ASSETS
Current assets
Cash and cash equivalents ($38,800 and $105,865 related to consolidated construction joint ventures (“CCJV”))	$229,121	$321,990
Short-term marketable securities	49,968	56,088
Receivables, net ($38,372 and $43,902 related to CCJVs)	313,598	325,529
Costs and estimated earnings in excess of billings	33,306	34,116
Inventories	62,474	59,785
Real estate held for development and sale	12,478	50,223
Deferred income taxes	55,874	36,687
Equity in construction joint ventures	162,673	105,805
Other current assets	30,711	31,834
Total current assets	950,203	1,022,057
Property and equipment, net ($22,216 and $41,114 related to CCJVs)	436,859	481,478
Long-term marketable securities	67,234	55,342
Investments in affiliates	32,480	30,799
Goodwill	53,799	55,419
Other noncurrent assets	76,580	84,392
Total assets	$1,617,155	$1,729,487

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$21	$8,353
Current maturities of non-recourse debt	1,226	10,707
Accounts payable ($16,937 and $34,536 related to CCJVs)	160,706	202,541
Billings in excess of costs and estimated earnings ($60,185 and $72,490 related to CCJVs)	138,375	139,692
Accrued expenses and other current liabilities ($11,299 and $8,312 related to CCJVs)	197,242	169,979
Total current liabilities	497,570	531,272
Long-term debt	270,127	270,148
Long-term non-recourse debt	6,741	922
Other long-term liabilities	48,580	47,124
Deferred income taxes	7,793	8,163
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding 38,917,728 shares as of December 31, 2013 and 38,730,665 shares as of December 31, 2012	389	387
Additional paid-in capital	126,449	117,422
Retained earnings	655,102	712,144
Total Granite Construction Incorporated shareholders’ equity	781,940	829,953
Non-controlling interests	4,404	41,905
Total equity	786,344	871,858
Total liabilities and equity	$1,617,155	$1,729,487
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

Years Ended December 31,	2013	2012	2011
Revenue
Construction	$1,251,197	$984,106	$1,043,614
Large Project Construction	777,811	863,217	725,043
Construction Materials	237,752	230,642	220,583
Real Estate	141	5,072	20,291
Total revenue	2,266,901	2,083,037	2,009,531
Cost of revenue
Construction	1,144,823	906,143	919,108
Large Project Construction	706,003	714,799	620,935
Construction Materials	230,799	223,070	203,942
Real Estate	13	4,266	17,583
Total cost of revenue	2,081,638	1,848,278	1,761,568
Gross profit	185,263	234,759	247,963
Selling, general and administrative expenses	199,946	185,099	162,302
Restructuring and impairment charges (gains), net	52,139	(3,728)	2,181
Gain on sales of property and equipment	12,130	27,447	15,789
Operating (loss) income	(54,692)	80,835	99,269
Other (expense) income
Interest income	1,785	2,626	2,878
Interest expense	(14,386)	(10,603)	(10,362)
Equity in income of affiliates	1,304	1,988	2,193
Other income (expense), net	1,960	6,183	(4,545)
Total other (expense) income	(9,337)	194	(9,836)
(Loss) income before (benefit from) provision for income taxes	(64,029)	81,029	89,433
(Benefit from) provision for income taxes	(19,263)	21,109	23,348
Net (loss) income	(44,766)	59,920	66,085
Amount attributable to non-controlling interests	8,343	(14,637)	(14,924)
Net (loss) income attributable to Granite Construction Incorporated	$(36,423)	$45,283	$51,161

Net (loss) income per share attributable to common shareholders (see Note 16)
Basic	$(0.94)	$1.17	$1.32
Diluted	$(0.94)	$1.15	$1.31
Weighted average shares of common stock
Basic	38,803	38,447	38,117
Diluted	38,803	39,076	38,473
Dividends per common share	$0.52	$0.52	$0.52
 The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at December 31, 2010	38,745,542	$387	$104,232	$656,412	$761,031	$34,604	$795,635
Net income	—	—	—	51,161	51,161	14,924	66,085
Stock units vested	80,245	1	(1)	—	—	—	—
Amortized restricted stock	—	—	12,155	—	12,155	—	12,155
Purchase of common stock	(143,527)	(1)	(4,028)	—	(4,029)	—	(4,029)
Cash dividends on common stock	—	—	—	(20,107)	(20,107)	—	(20,107)
Net tax on stock-based compensation	—	—	(1,360)	—	(1,360)	—	(1,360)
Transactions with non-controlling interests, net	—	—	—	—	—	(21,062)	(21,062)
Other	511	—	516	(170)	346	—	346
Balances at December 31, 2011	38,682,771	387	111,514	687,296	799,197	28,466	827,663
Net income	—	—	—	45,283	45,283	14,637	59,920
Stock units vested	191,285	2	(1)	—	1	—	1
Amortized restricted stock	—	—	11,475	—	11,475	—	11,475
Purchase of common stock	(161,080)	(2)	(4,852)	—	(4,854)	—	(4,854)
Cash dividends on common stock	—	—	—	(20,117)	(20,117)	—	(20,117)
Net tax on stock-based compensation	—	—	(1,573)	—	(1,573)	—	(1,573)
Non-controlling interest from acquisition	—	—	—	—	—	14,788	14,788
Transactions with non-controlling interests, net	—	—	—	—	—	(15,986)	(15,986)
Stock options exercised and other	17,689	—	859	(318)	541	—	541
Balances at December 31, 2012	38,730,665	387	117,422	712,144	829,953	41,905	871,858
Net loss	—	—	—	(36,423)	(36,423)	(8,343)	(44,766)
Stock units vested	359,941	4	(4)	—	—	—	—
Amortized restricted stock	—	—	13,443	—	13,443	—	13,443
Purchase of common stock	(197,313)	(2)	(5,900)	—	(5,902)	—	(5,902)
Cash dividends on common stock	—	—	—	(20,210)	(20,210)	—	(20,210)
Net tax on stock-based compensation	—	—	419	—	419	—	419
Transactions with non-controlling interests, net	—	—	—	—	—	(29,158)	(29,158)
Employee Stock Purchase Plan and other	24,435	—	1,069	(409)	660	—	660
Balances at December 31, 2013	38,917,728	$389	$126,449	$655,102	$781,940	$4,404	$786,344
 The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Years Ended December 31,	2013	2012	2011
Operating activities
Net (loss) income	$(44,766)	$59,920	$66,085
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash restructuring and impairment charges, net	44,734	145	6,745
Depreciation, depletion and amortization	72,899	56,101	60,546
Gain on sales of property and equipment	(12,130)	(27,447)	(15,789)
Change in deferred income tax	(19,557)	6,013	8,566
Stock-based compensation	13,443	11,475	12,155
Equity in net income from unconsolidated joint ventures	(72,764)	(101,747)	(67,845)
Changes in assets and liabilities, net of the effects of acquisition in 2012:
Receivables	12,236	9,415	(2,258)
Costs and estimated earnings in excess of billings, net	(507)	2,780	(56,524)
Inventories	(2,689)	(8,079)	43
Contributions to unconsolidated construction joint ventures	(40,758)	(4,986)	(800)
Distributions from unconsolidated construction joint ventures	110,347	92,474	35,598
Other assets, net	3,961	8,898	(3,715)
Accounts payable	(34,048)	(9,472)	28,960
Accrued expenses and other current liabilities, net	(25,021)	(3,700)	20,578
Net cash provided by operating activities	5,380	91,790	92,345
Investing activities
Purchases of marketable securities	(74,924)	(124,596)	(155,122)
Maturities of marketable securities	63,650	90,100	110,875
Proceeds from sale of marketable securities	5,000	75,000	33,268
Purchases of property and equipment	(43,682)	(37,622)	(45,035)
Proceeds from sales of property and equipment	25,759	34,392	27,959
Acquisition of Kenny, net of cash acquired	(8,382)	(79,640)	—
Other investing activities, net	931	(188)	327
Net cash used in investing activities	(31,648)	(42,554)	(27,728)
Financing activities
Proceeds from long-term debt	—	70,495	2,122
Long-term debt principal payments	(12,148)	(11,751)	(16,907)
Cash dividends paid	(20,210)	(20,117)	(20,117)
Purchase of common stock	(5,896)	(4,854)	(4,029)
Contributions from non-controlling partners	5,117	107	519
Distributions to non-controlling partners	(34,600)	(16,093)	(21,581)
Other financing activities, net	1,136	(2,023)	344
Net cash (used in) provided by financing activities	(66,601)	15,764	(59,649)
(Decrease) increase in cash and cash equivalents	(92,869)	65,000	4,968
Cash and cash equivalents at beginning of year	321,990	256,990	252,022
Cash and cash equivalents at end of year	$229,121	$321,990	$256,990
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(in thousands)

Years Ended December 31,	2013	2012	2011
Supplementary Information
Cash paid during the period for:
Interest	$14,622	$11,484	$16,239
Income taxes	4,119	24,616	24,783
Other non-cash activities:
Performance guarantees	(23,765)	6,528	(4,941)
Non-cash investing and financing activities:
Restricted stock/units issued, net of forfeitures (See Note 14)	$13,775	$14,175	$6,874
Accrued cash dividends	5,059	5,035	5,028
Debt payments out of escrow from sale of assets	—	1,109	14,447
Debt extinguishment from joint venture interest assignment	—	18,612	—
Debt payment from refinance	—	1,150	—
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Description of Business: Granite Construction Incorporated is a heavy civil contractor and a construction materials producer. We are engaged in the construction of roads, highways, mass transit facilities, airport infrastructure, bridges, trenchless and underground utilities, electrical utilities, tunnels, dams and canals. We have offices in Alaska, Arizona, California, Colorado, Florida, Illinois, Nevada, New York, Texas, Utah and Washington. Unless otherwise indicated, the terms “we,” “us,” “our,” “Company” and “Granite” refer to Granite Construction Incorporated and its consolidated subsidiaries.
Principles of Consolidation: The consolidated financial statements include the accounts of Granite Construction Incorporated and its wholly owned and majority owned subsidiaries. All material inter-company transactions and accounts have been eliminated. We use the equity method of accounting for affiliated companies where we have the ability to exercise significant influence, but not control. Additionally, we participate in joint ventures and a limited liability company (“joint ventures” or “ventures”) with other construction companies and various real estate ventures. We have consolidated these ventures where we have determined that through our participation we have a variable interest and are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, and related standards. The factors we use to determine the primary beneficiary of a variable interest entity (“VIE”) include the decision authority of each partner, which partner manages the day-to-day operations of the project and the amount of our equity investment in relation to that of our partners.
Where we have determined we are not the primary beneficiary of a venture but do exercise significant influence, we account for our share of the operations of jointly controlled construction joint ventures on a pro rata basis in the consolidated statements of operations and as a single line item in the consolidated balance sheets, and we account for real estate ventures under the equity method of accounting, as a single line item in both the consolidated statements of operations and in the consolidated balance sheets.
If we determine that the power to direct the significant activities is shared equally by two or more joint venture parties, then there is no primary beneficiary and no party consolidates the VIE.
Use of Estimates in the Preparation of Financial Statements: The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The preparation of these financial statements requires management to make estimates that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our estimates and related judgments and assumptions are continually evaluated based on available information and experiences; however, actual amounts could differ from those estimates.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue Recognition - Construction Contracts: Revenue and earnings on construction contracts, including construction joint ventures, are recognized under the percentage of completion method using the ratio of costs incurred to estimated total costs. For the majority of our contracts, revenue in an amount equal to cost incurred is recognized prior to contracts reaching at least 25% completion, thus deferring the related profit. Based on historical experience, it is our judgment that until a project reaches at least 25% completion, there may be insufficient information to determine the estimated profit other than to be reasonably certain that a contract will not incur a loss. In the case of large, complex projects we may defer profit recognition beyond the point of 25% completion based on an evaluation of specific project risks. The factors considered in this evaluation include the stage of design completion, the stage of construction completion, status of outstanding purchase orders and subcontracts, certainty of quantities of labor and materials, certainty of schedule and the relationship with the owner. In the case of construction management, time and materials and cost plus arrangements, we are able to estimate profit as services are performed based on contractual rates and estimable volumes. Therefore, we recognize profit for these types of contracts on an input basis, as services are performed.
Revenue from affirmative contract claims is recognized when we have a signed agreement and payment is assured. Revenue from contract change orders, which occur in most large projects, is recognized when the owner has agreed to the change order in writing.
Provisions are recognized in the consolidated statements of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. All contract costs, including those associated with claims and change orders, are recorded as incurred and revisions to estimated total costs are reflected as soon as the obligation to perform is determined. Contract cost consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). Pre-contract costs are expensed as incurred.
The accuracy of our revenue and profit recognition in a given period depends on the accuracy of our estimates of the cost to complete each project. Cost estimates for all of our significant projects use a detailed “bottom up” approach, and we believe our experience allows us to create materially reliable estimates generally upon incurring approximately 25% of expected costs. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include:

•	the completeness and accuracy of the original bid;

•	costs associated with scope changes;

•	costs of labor and/or materials;

•	extended overhead due to owner, weather and other delays;

•	subcontractor performance issues;

•	changes in productivity expectations;

•	site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable);

•	continuing changes from original design on design/build projects;

•	the availability and skill level of workers in the geographic location of the project;

•	a change in the availability and proximity of equipment and materials; and

•	our ability to recover on unresolved contract modifications and claims.
The foregoing factors as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit between periods. Significant changes in cost estimates, particularly in our larger, more complex projects have had, and can in future periods have, a significant effect on our profitability.
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
Cash and Cash Equivalents: Cash equivalents are securities having maturities of three months or less from the date of purchase. Included in cash and cash equivalents on our consolidated balance sheets as of December 31, 2013 and 2012, was $38.8 million and $105.9 million, respectively, related to our consolidated joint ventures. Our access to joint venture cash may be limited by the provisions of the venture agreements.
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
Marketable Securities: We determine the classification of our marketable securities at the time of purchase and re-evaluate these determinations at each balance sheet date. Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. Held-to-maturity investments are stated at amortized cost and are periodically assessed for other-than-temporary impairment. Amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, and is included in interest income. Realized gains and losses are included in other income (expense), net. The cost of securities sold or called is based on the specific identification method.
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
Derivative Instruments: We are exposed to various commodity price risks, including, but not limited to, diesel fuel, natural gas, propane, steel, cement and liquid asphalt arising from transactions that are entered into in the normal course of business. At times we manage this risk through supply agreements or we pre-purchase commodities to secure pricing and use financial contracts to further manage price risk. All derivative instruments are recorded on the balance sheet at fair value.  We do not enter into derivative instruments for speculative or trading purposes.  As of December 31, 2013 and 2012, we had no significant outstanding derivative instruments.
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
Our receivables are from customers concentrated in the United States, and we have no material receivables from foreign operations as of December 31, 2013. We perform ongoing credit evaluations of our customers and generally do not require collateral, although the law provides us the ability to file mechanics’ liens on real property improved for private customers in the event of non-payment by such customers. We maintain an allowance for doubtful accounts which has historically been within management’s estimates.
A significant portion of our labor force is subject to collective bargaining agreements.
Inventories: Inventories consist primarily of quarry products valued at the lower of average cost or market. We write down the inventories based on estimated quantities of materials on hand in excess of estimated foreseeable use.
Property and Equipment: Property and equipment are stated at cost. Depreciation for construction and other equipment is primarily provided using accelerated methods over lives ranging from three to seven years, and the straight-line method over lives from three to twenty years for the remaining depreciable assets. We believe that accelerated methods best approximate the service provided by the construction and other equipment. Depletion of quarry property is based on the usage of depletable reserves. We frequently sell property and equipment that has reached the end of its useful life or no longer meets our needs, including depleted quarry property. At the time that an asset or an asset group meets the held-for-sale criteria as defined by ASC Topic 360, Property, Plant, and Equipment, we write it down to fair value, if the fair value is below the carrying value. Fair value is estimated by a variety of factors including, but not limited to, market comparative data, historical sales prices, broker quotes and third party valuations. If material, such property is separately disclosed, otherwise it is held in property and equipment until sold. The cost and accumulated depreciation or depletion of property sold or retired is removed from the balance sheet and the resulting gains or losses, if any, are reflected in operating income (loss) for the period. In the case that we abandon an asset, an amount equal to the carrying amount of the asset, less salvage value, if any, will be recognized as expense in the period that the asset was abandoned. Repairs and maintenance are charged to operations as incurred.
Costs related to the development of internal-use software during the preliminary project and post-implementation stages are expensed as incurred. Costs incurred during the application development stage are capitalized. These costs consist primarily of software, hardware and consulting fees, as well as salaries and related costs. Amounts capitalized are reported as a component of office furniture and equipment within property and equipment. Capitalized software costs are depreciated using the straight-line method over the estimated useful life of the related software, which range from 3 to 7 years. During the years ended December 31, 2013, 2012 and 2011, we capitalized $2.5 million, $10.9 million and $14.0 million, respectively, of internal-use software development and related hardware costs.
Long-lived Assets: We review property and equipment and amortizable intangible assets for impairment whenever events or changes in circumstances indicate the net book value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their net book values to the future undiscounted cash flows the assets are expected to generate. If the assets are considered to be impaired, an impairment charge will be recognized equal to the amount by which the net book value of the asset exceeds its fair value. We group plant equipment assets at a regional level, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets. When an individual asset or group of assets are determined to no longer contribute to the vertically integrated asset group, it is assessed for impairment independently.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill: As of December 31, 2013, we had five reporting units in which goodwill was recorded as follows:

•	California Group Construction

•	Kenny Group Construction

•	Kenny Group Large Project Construction

•	Northwest Group Construction

•	Northwest Group Construction Materials
The most significant goodwill balances reside in the reporting units associated with the Kenny Group.
We perform impairment tests annually as of December 31 and more frequently when events and circumstances occur that indicate a possible impairment of goodwill. In addition, we evaluate goodwill for impairment if events or circumstances change between annual tests indicating a possible impairment.  Examples of such events or circumstances include the following:

•	a significant adverse change in legal factors or in the business climate;

•	an adverse action or assessment by a regulator;

•	a more likely than not expectation that a segment or a significant portion thereof will be sold; or

•	the testing for recoverability of a significant asset group within the segment.
In performing step one of the goodwill impairment tests, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using the discounted cash flows and market multiple methods.  Judgments inherent in these methods include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates, and appropriate benchmark companies. The cash flows used in our 2013 discounted cash flow model were based on five-year financial forecasts, which in turn were based on the 2014-2016 operating plan developed internally by management adjusted for market participant based assumptions. Our discount rate assumptions are based on an assessment of equity cost of capital and appropriate capital structure for our reporting units. In assessing the reasonableness of our determined fair values of our reporting units, we evaluate our results against our current market capitalization.
After calculating the estimated fair value, we compare the resulting fair value to the net book value of the reporting unit, including goodwill. If the net book value of a reporting unit exceeds its fair value, we measure and record the amount of the impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.
The results of our annual goodwill impairment tests indicated that the estimated fair values of our reporting units exceeded their net book values (i.e., cushion) by at least 50% for three of the five reporting units. The Northwest Construction Materials and Kenny Large Project Construction reporting units had goodwill balances of $1.9 million and $22.4 million, respectively, as of December 31, 2013 and fair value of equity exceeded the net book value by 48% and 42%, respectively.
The Northwest Construction Materials business is susceptible to state and local spending as well as private spending on residential and commercial construction. While the current cushion is sufficient, any significant margin degradation caused by low volumes or increased production costs could have a significant impact to this reporting unit’s estimated fair value. The Kenny Large Project Construction business is susceptible to fluctuations in results depending on awarded work given the size and frequency of awards. While we believe the current cushion is adequate to absorb these fluctuations, a significant decline in job win rates could have a significant impact to this reporting unit’s estimated fair value.
Billings in Excess of Costs and Estimated Earnings: Billings in excess of costs and estimated earnings is comprised of cash collected from customers and billings to customers on contracts in advance of work performed, including advance payments negotiated as a contract condition. Generally, unearned project-related costs will be earned over the next twelve months.
Asset Retirement and Reclamation Obligations: We account for the costs related to legal obligations to reclaim aggregate mining sites and other facilities by recording our estimated reclamation liability when incurred, capitalizing the estimated liability as part of the related asset’s carrying amount and allocating it to expense over the asset’s useful life.
Warranties: Many of our construction contracts contain warranty provisions covering defects in equipment, materials, design or workmanship that generally run from six months to one year after our customer accepts the contract. Because of the nature of our projects, including contract owner inspections of the work both during construction and prior to acceptance, we have not experienced material warranty costs for these short-term warranties and, therefore, do not believe an accrual for these costs is necessary. Certain construction contracts carry longer warranty periods, ranging from two to ten years, for which we have accrued an estimate of warranty cost. The warranty cost is estimated based on our experience with the type of work and any known risks relative to the project and was not material during the years ended December 31, 2013, 2012 and 2011.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Performance Guarantees: Agreements with our joint venture partners and limited liability company members (“partner(s)”) for both construction joint ventures and line item joint ventures define each partner’s management role and financial responsibility in the project. The amount of operational exposure is generally limited to our stated ownership interest. However, due to the joint and several nature of the performance obligations under the related owner contracts, if one of the partners fails to perform, we and the remaining partners would be responsible for performance of the outstanding work (i.e., performance guarantee). We estimate our liability for performance guarantees and include them in accrued expenses and other current liabilities (see Note 10) with a corresponding asset in equity in construction joint ventures on the consolidated balance sheets. We reassess our liability when and if changes in circumstances occur. The liability and corresponding asset are removed from the consolidated balance sheets upon customer acceptance of the project.
Circumstances that could lead to a loss under these agreements beyond our stated ownership interest include the failure of a partner to contribute additional funds to the venture in the event the project incurs a loss or additional costs that we could incur should a partner fail to provide the services and resources that it had committed to provide in the agreement.
At December 31, 2013, there was $4.4 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts, of which $1.2 billion represented our share and the remaining $3.2 billion represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.
Contingencies: We are currently involved in various claims and legal proceedings. Loss contingency provisions are recorded if the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated. If a potential loss is considered probable but only a range of loss can be determined, the low-end of the range is recorded. These accruals represent management’s best estimate of probable loss. Disclosure also is provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the amount recorded. Significant judgment is required in both the determination of probability of loss and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to claims and litigation and may revise our estimates.
Stock-Based Compensation: We measure and recognize compensation expense, net of estimated forfeitures, over the requisite vesting periods for all stock-based payment awards made. Stock-based compensation is included in selling, general and administrative expenses on our consolidated statements of operations.
Restructuring and Impairment Charges (Gains): Pursuant to an approved plan, we record severance costs when an employee has been notified, unless the employee provides future service, in which case severance costs are expensed ratably over the future service period. Other restructuring costs are recognized when the liability is incurred. Costs associated with terminating a lease contract are recorded at the contract termination date, in accordance with contract terms, or on the cease-use date, net of estimated sublease income, if applicable. In determining the amount related to termination of a lease, various assumptions are used including the time period over which facilities will be vacant, expected sublease term and sublease rates. These assumptions may be adjusted upon the occurrence of future events. Asset impairment analyses resulting from restructuring events are performed in accordance with ASC subtopic 360-10, Property, Plant and Equipment. See the Property and Equipment, Long-lived Assets and Real Estate Held for Development and Sale accounting policies above for further information on asset impairment charges. During the years ended December 31, 2013 and 2011, we recorded net restructuring and impairment charges of $52.1 million and $2.2 million, respectively, and during the year ended December 31, 2012, we recorded a net restructuring gain of $3.7 million (see Note 11).

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
Computation of Earnings Per Share: Basic and diluted earnings per share are computed using the two-class method. Under the two-class method, awards that accrue cash dividends (whether paid or unpaid) and those dividends that do not need to be returned to the entity if the employee forfeits the award are considered participating securities. Our unvested restricted stock issued under the Amended and Restated 1999 Equity Incentive Plan carries nonforfeitable dividend rights and are considered participating securities.
In applying the two-class method, earnings are allocated to both common shares and the participating securities, except when in a net loss position.  Diluted earnings per share is computed by giving effect to all potential dilutive shares that were outstanding during the period.
Reclassifications: Certain reclassifications have been made to historical financial data on our consolidated statements of cash flows to conform to our current year presentation. Historically, cash flows used in or provided by unconsolidated construction joint ventures were presented as one line item within operating cash flows. To improve transparency about the activity in the related balance sheet accounts, we have now presented separately the significant activity for the periods presented. In addition to the above, we reclassified $6.5 million and $4.9 million related to performance guarantees for the years ended December 31, 2012 and 2011, respectively, out of the Equity in construction joint ventures and accrued expenses and other current liabilities, net to the non-cash supplemental table of the consolidated statement of cash flows. There was no impact to total cash used in or provided by operating, investing or financing activities. The following table summarizes these changes (in thousands):

	As Reported	Reclassifications	Adjusted
Year Ended December 31,	2012
Equity in net income from unconsolidated joint ventures	$—	$(101,747)	$(101,747)
Equity in construction joint ventures	2,446	(2,446)	—
Contributions to unconsolidated construction joint ventures	—	(4,986)	(4,986)
Distributions from unconsolidated construction joint ventures	—	92,474	92,474
Accrued expenses and other current liabilities, net	(20,405)	16,705	(3,700)
Total	$(17,959)	$—	$(17,959)

	As Reported	Reclassifications	Adjusted
Years Ended December 31,	2011
Equity in net income from unconsolidated joint ventures	$—	$(67,845)	$(67,845)
Equity in construction joint ventures	(26,313)	26,313	—
Contributions to unconsolidated construction joint ventures	—	(800)	(800)
Distributions from unconsolidated construction joint ventures	—	35,598	35,598
Accrued expenses and other current liabilities, net	13,844	6,734	20,578
Total	$(12,469)	$—	$(12,469)

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recently Issued and Adopted Accounting Pronouncements:
In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities and in January 2013, issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. These ASUs require companies to disclose both gross and net information about financial instruments that have been offset on the balance sheet. These ASUs were effective for our quarter ended March 31, 2013 and did not impact our consolidated financial statements.
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU gives companies the option to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If it is determined that it is more likely than not the indefinite-lived intangible asset is impaired, a quantitative impairment test is required. However, if it is concluded otherwise, the quantitative test is not necessary. This ASU was effective for our quarter ended March 31, 2013 and did not impact our consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income in certain circumstances. This ASU was effective for our quarter ended March 31, 2013. For all periods presented other comprehensive income (loss) was not significant; therefore, the adoption of this ASU did not have an impact on our consolidated financial statements.
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires companies with unrecognized tax benefits, or a portion of unrecognized tax benefits, to present these benefits in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. This ASU will be effective commencing with our quarter ending March 31, 2015. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Revisions in Estimates
Our profit recognition related to construction contracts is based on estimates of costs to complete each project. These estimates can vary significantly in the normal course of business as projects progress, circumstances develop and evolve, and uncertainties are resolved. We do not recognize revenue on contract change orders or affirmative claims until we have a signed agreement; however, we do recognize costs as incurred and revisions to estimated total costs as soon as the obligation to perform is determined. Approved change orders and affirmative claims, as well as changes in related estimates of costs to complete, are considered revisions in estimates. We use the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. Under this method, revisions in estimates are accounted for in their entirety in the period of change. There can be no assurance that we will not experience further changes in circumstances or otherwise be required to further revise our profitability estimates.
For the majority of our contracts, revenue in an amount equal to cost incurred is recognized prior to contracts reaching at least 25% completion, thus deferring the related profit. It is our judgment until a project reaches at least 25% completion, there is insufficient information to determine the estimated profit on the project with a reasonable level of certainty. The initial gross profit impact from projects exceeding the 25% threshold is not included in the tables below. During the years ended December 31, 2013, 2012, and 2011, the initial gross profit impact from projects exceeding the threshold was $9.1 million, $16.4 million, and $55.4 million, respectively.
Construction
The net changes in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit were a net decrease of $1.7 million, a net decrease of $18.1 million and a net increase of $6.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. The projects are summarized as follows (dollars in millions):
Increases

Years Ended December 31,	2013	2012	2011
Number of projects with upward estimate changes	6	6	7
Range of increase in gross profit from each project, net	$1.1 - 3.7	$1.0 - 1.7	$1.0 - 3.5
Increase on project profitability	$16.1	$8.1	$13.6
The increases during the year ended December 31, 2013 were due to owner-directed scope changes and production at a higher rate than anticipated. The 2012 increases were due to lower than anticipated costs and settlement of outstanding issues with contract owners, and the 2011 increases were due to settlement of outstanding cost issues, owner-directed scope changes and resolution of project uncertainties.
Decreases

Years Ended December 31,	2013	2012	2011
Number of projects with downward estimate changes	5	9	4
Range of reduction in gross profit from each project, net	$1.2 - 7.4	$1.0 - 6.6	$1.4 - 2.6
Decrease on project profitability	$17.8	$26.2	$7.4
The decreases during the year ended December 31, 2013 were due to lower productivity than originally anticipated. Three of the projects that had downward estimate changes were complete or substantially complete at December 31, 2013. The other two projects were 85.2% and 86.2% complete and, when aggregated, constituted 2.0% of Construction contract backlog as of December 31, 2013. The decreases during the years ended December 31, 2012 and 2011 were due to lower productivity than anticipated and unanticipated rework costs.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Large Project Construction
The net changes in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit were net increases of $25.5 million, $64.6 million and $8.9 million. Amounts attributable to non-controlling interests were $5.6 million, $3.1 million and $2.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. The projects are summarized as follows (dollars in millions):
Increases

Years Ended December 31,	2013	2012	2011
Number of projects with upward estimate changes	7	10	9
Range of increase in gross profit from each project, net	$2.6 - 41.3	$1.1 - 24.5	$1.1 - 6.9
Increase on project profitability	$77.5	$92.0	$28.3
The increases during the year ended December 31, 2013 were due to settlement of outstanding issues with a contract owner and owner-directed scope changes. The increases during the year ended December 31, 2012 were due to owner-directed scope changes and lower than anticipated construction costs. The increases during the year ended December 31, 2011 were due to the settlement of outstanding issues with a contract owner, owner-directed scope changes, lower than anticipated construction costs and the resolution of a project claim.
Decreases

Years Ended December 31,	2013	2012	2011
Number of projects with downward estimate changes	5	1	5
Range of reduction in gross profit from each project, net	$1.9 - 26.8	$27.4	$1.2 - 5.1
Decrease on project profitability	$52.0	$27.4	$19.4
The decreases during the years ended December 31, 2013 and 2012 were primarily related to significant increased costs on a highway project in Washington State. This project has been impacted by lower productivity resulting from previously unforeseen design issues, schedule delays, associated job re-sequencing, and costs related to changes in the project scope. Compensation is being sought from both the client and subcontractors for a portion of the additional costs; however, the amount, sources and timing of any future compensation have yet to be finalized. Additionally, the decrease during 2013 was due to unanticipated production costs. The decreases during the year ended December 31, 2011 were due to increased costs to resolve project uncertainties, additional costs for design work and lower productivity than anticipated.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Marketable Securities
All marketable securities were classified as held-to-maturity for the dates presented and the carrying amounts of held-to-maturity securities were as follows (in thousands):

December 31,	2013	2012
U.S. Government and agency obligations	$10,000	$7,375
Commercial paper	39,968	34,966
Municipal bonds	—	8,738
Corporate bonds	—	5,009
Total short-term marketable securities	49,968	56,088
U.S. Government and agency obligations	67,234	55,342
Total long-term marketable securities	67,234	55,342
Total marketable securities	$117,202	$111,430
Scheduled maturities of held-to-maturity investments were as follows (in thousands):

December 31, 2013
Due within one year	$49,968
Due in one to five years	67,234
Total	$117,202

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Fair Value Measurement
The following tables summarize assets and liabilities measured at fair value in the consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
December 31, 2013	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$89,336	$—	$—	$89,336
Total assets	$89,336	$—	$—	$89,336

December 31, 2012	Fair Value Measurement at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$201,542	$—	$—	$201,542
Held-to-maturity commercial paper	5,000	—	—	5,000
Total assets	$206,542	$—	$—	$206,542

A reconciliation of cash equivalents to consolidated cash and cash equivalents is as follows (in thousands):

December 31,	2013	2012
Cash equivalents	$89,336	$206,542
Cash	139,785	115,448
Total cash and cash equivalents	$229,121	$321,990

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in the consolidated balance sheets are as follows (in thousands):

December 31,		2013		2012
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities	Level 1	$117,202	$116,915	$111,430	$111,525
Liabilities (including current maturities):
Senior notes payable[1]	Level 3	$200,000	$225,865	$208,333	$243,118
Credit Agreement loan[1]	Level 3	70,000	69,601	70,000	70,444
1The fair values of the senior notes payable and Credit Agreement (as defined under “Credit Agreement” in Note 12) loan are based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk.

The carrying values of receivables, other current assets, and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these instruments. In addition, the fair value of non-recourse debt measured using Level 3 inputs approximates its carrying value due to its relative short-term nature and competitive interest rates.
We measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis. As of December 31, 2013, the nonfinancial assets and liabilities included our asset retirement and reclamation obligations, assets and liabilities that were adjusted to fair value in connection with our 2010 Enterprise Improvement Plan (“EIP”) and a non-performing quarry asset separate from our EIP. As of December 31, 2012, the nonfinancial assets and liabilities included our asset retirement and reclamation obligations and our cost method investment in preferred stock of a corporation that designs and manufactures power generation equipment.
Fair value for these nonfinancial assets and liabilities was measured using Level 3 inputs. Asset retirement and reclamation obligations were initially measured using internal discounted cash flow calculations based upon our estimates of future retirement costs - see Note 8 for details of the asset retirement balances and Note 1 for further discussion on fair value measurements. Fair values of the assets related to our EIP as well as the non-performing quarry site were determined based on a variety of factors that are further described in Note 1 under the Property and Equipment, Long-lived Assets and Real Estate Held for Development and Sale sections. Fair value of the cost method investment was estimated using the expected future cash flows attributable to the asset and on other assumptions that market participants would use in determining fair value, such as liquidation preferences, market discount rates, transaction prices for other comparable assets, and other market data.
During the years ended December 31, 2013, 2012 and 2011, fair value adjustments to our nonfinancial assets and liabilities were related to our asset retirement and reclamation obligations, restructuring charges associated with our EIP and non-cash impairment charges separate from our EIP, and are detailed as follows:

•	Asset retirement obligations adjustments were $2.3 million, $2.8 million and $0.9 million, respectively. See Note 8 for further information.

•
Restructuring charges associated with our EIP were $49.0 million during the year ended December 31, 2013, of which $31.1 million, including $3.9 million attributable to non-controlling interests, related to real estate assets, $14.7 million related to non-performing quarry sites and $3.2 million related to lease termination charges. During the years ended December 31, 2012 and 2011, we recorded a $3.7 million restructuring gain and a $2.2 million restructuring charge, respectively, both primarily related to real estate assets. See Note 11 for further information.

•
Non-cash impairment charges were $3.2 million during both 2013 and 2012 and were $0.0 million during 2011. During 2013, the non-cash impairment charges were primarily associated with a nonperforming quarry site (see Note 11), and during 2012 and 2011 were primarily related to the write-off of our cost method investment in the preferred stock of a corporation that designs and manufactures power generation equipment (see Note 7).

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Receivables, net (in thousands)

December 31,	2013	2012
Construction contracts:
Completed and in progress	$193,538	$195,244
Retentions	73,103	93,800
Total construction contracts	266,641	289,044
Construction material sales	36,813	26,918
Other	12,657	12,316
Total gross receivables	316,111	328,278
Less: allowance for doubtful accounts	2,513	2,749
Total net receivables	$313,598	$325,529
Receivables include amounts billed and billable to clients for services provided and/or according to contract terms as of the end of the applicable period and do not bear interest. Certain contracts include provisions that permit us to submit invoices in advance of providing services and, to the extent not collected, they are included in receivables. Other contracts include provisions that permit us to submit invoices based on the passage of time, achievement of milestones or completion of the project. Included in other receivables at December 31, 2013 and 2012 were items such as notes receivable, fuel tax refunds and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates. To the extent the related costs have not been billed, the contract balance is included in costs and estimated earnings in excess of billings on the consolidated balance sheets.
Revenue earned by Construction and Large Project Construction from federal, state and local government agencies was $1.7 billion (74.4% of our total revenue) in 2013, $1.7 billion (80.6% of our total revenue) in 2012 and $1.7 billion (83.8% of our total revenue) in 2011. During the years ended December 31, 2013, 2012, and 2011, our largest volume customer was the California Department of Transportation (“Caltrans”). Revenue recognized from contracts with Caltrans represented $265.8 million (11.7% of our total revenue) in 2013, of which $239.9 million (19.2% of segment revenue) was in our Construction segment and $25.9 million (less than 0.1% of segment revenue) was in our Large Project Construction segment. Revenue from Caltrans represented $272.9 million (13.1% of total revenue) in 2012, of which $268.9 million (27.3% of segment revenue) was in our Construction segment and $4.1 million (0.5% of segment revenue) was in the Large Project Construction segment. Revenue from Caltrans represented $264.9 million (13.2% of total revenue) in 2011, of which $241.1 million (23.1% of segment revenue) was in the Construction segment and $23.8 million (3.3% of segment revenue) was in the Large Project Construction segment.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Financing receivables consist of long-term notes receivable and retentions receivable. As of December 31, 2013 and 2012, long-term notes receivable outstanding were $1.3 million and $2.0 million, respectively. The balance primarily related to loans made to employees and was included in other noncurrent assets in our consolidated balance sheets.
Certain construction contracts include retainage provisions. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the contract by the owners. As of December 31, 2013, the majority of the retentions receivable are expected to be collected within one year.
We segregate our retention receivables into two categories: escrow and non-escrow. The balances in each category were as follows (in thousands):

December 31,	2013	2012
Escrow	$25,124	$41,494
Non-escrow	47,979	52,306
Total retention receivables	$73,103	$93,800
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the amount of our non-escrow retention receivables within each category (in thousands):

December 31,	2013	2012
Federal	$2,878	$3,234
State	5,579	2,971
Local	31,122	31,559
Private	8,400	14,542
Total	$47,979	$52,306
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

December 31, 2013	Current	0 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$2,843	$13	$22	$2,878
State	4,919	326	334	5,579
Local	24,705	1,024	5,393	31,122
Private	6,817	287	1,296	8,400
Total	$39,284	$1,650	$7,045	$47,979

December 31, 2012
Federal	$3,116	$72	$46	$3,234
State	2,148	502	321	2,971
Local	25,743	1,082	4,734	31,559
Private	13,310	716	516	14,542
Total	$44,317	$2,372	$5,617	$52,306
Federal, state and local agencies generally require several approvals to release payments, and these approvals often take over 90 days past contractual due dates to obtain. Amounts past due from government agencies primarily result from delays caused by paperwork processing and obtaining proper agency approvals rather than lack of funds, which was the case with the majority of local agencies with past due balances as of December 31, 2013. We generally receive payment within one year of owner acceptance. As of December 31, 2013, our allowance for doubtful accounts contained no material provision related to non-escrow retention receivables as we determined there were no significant collectibility issues.

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
We have determined that certain of these joint ventures are consolidated because they are VIEs and we are the primary beneficiary or because they are not VIEs and we hold the majority voting interest.
Based on our initial primary beneficiary analysis for one construction joint venture, we determined that decision making responsibility is shared equally between the venture partners. Therefore, this joint venture did not have an identifiable primary beneficiary and we continue to report the pro rata results. All other joint ventures were assigned one primary beneficiary partner.
We continually evaluate whether there are changes in the status of the VIE’s or changes to the primary beneficiary designation of the VIE. Based on our assessments during the years ended December 31, 2013, 2012 and 2011, we determined no change was required for existing construction joint ventures.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Construction Joint Ventures
The carrying amounts and classification of assets and liabilities of construction joint ventures we are required to consolidate are included in our consolidated balance sheets as follows (in thousands):

December 31,	2013	2012
Cash and cash equivalents[1]	$38,800	$105,865
Receivables, net	38,372	43,902
Other current assets	4,778	4,008
Total current assets	81,950	153,775
Property and equipment, net	22,216	41,114
Noncurrent assets	—	1,700
Total assets[2]	$104,166	$196,589

Accounts payable	$16,937	$34,536
Billings in excess of costs and estimated earnings[1]	60,185	72,490
Accrued expenses and other current liabilities	11,299	8,312
Total liabilities[2]	$88,421	$115,338
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

At December 31, 2013, we were engaged in four active consolidated construction joint venture projects with total contract values ranging from $0.4 million to $337.0 million. The total revenue remaining to be recognized on these consolidated joint ventures ranged from $0.1 million to $66.9 million. Our proportionate share of the equity in these joint ventures was between 51.0% and 65.0%. During the years ended December 31, 2013, 2012 and 2011, total revenue from consolidated construction joint ventures was $170.0 million, $222.3 million and $233.0 million, respectively. Total cash provided by consolidated construction joint venture operations was $10.9 million, $25.2 million and $21.6 million during the years ended December 31, 2013, 2012 and 2011 respectively.
Unconsolidated Construction Joint Ventures
We account for our share of construction joint ventures that we are not required to consolidate on a pro rata basis in the consolidated statements of operations and as a single line item on the consolidated balance sheets. As of December 31, 2013, these unconsolidated joint ventures were engaged in eleven active construction joint ventures with total contract values ranging from $40.0 million to $3.1 billion. Our proportionate share of the equity in these unconsolidated joint ventures ranged from 20.0% to 50.0%. As of December 31, 2013, revenue remaining to be recognized on these unconsolidated joint ventures ranged from $0.7 million to $624.8 million.
As of December 31, 2013, one of our unconsolidated construction joint ventures was located in Canada and, therefore, the associated disclosures throughout this footnote include amounts that were translated from Canadian dollars to U.S. dollars using the spot rate in effect as of the reporting date for balance sheet items, and the average rate in effect during the reporting period for the results of operations. The associated foreign currency translation adjustments did not have a material impact on the consolidated financial statements for any of the dates or periods presented.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Following is summary financial information related to unconsolidated construction joint ventures (in thousands):

December 31,	2013	2012
Assets:
Cash and cash equivalents[1]	$385,094	$244,686
Other assets	523,827	301,412
Less partners’ interest	612,530	342,545
Granite’s interest	296,391	203,553
Liabilities:
Accounts payable	155,985	114,039
Billings in excess of costs and estimated earnings[1]	245,341	161,268
Other liabilities	104,152	5,873
Less partners’ interest	371,760	183,432
Granite’s interest	133,718	97,748
Equity in construction joint ventures	$162,673	$105,805
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

Years Ended December 31,	2013	2012	2011
Revenue:
Total	$1,391,190	$1,042,209	$938,867
Less partners’ interest[1]	982,734	665,782	623,090
Granite’s interest	408,456	376,427	315,777
Cost of revenue:
Total	1,107,533	785,079	765,446
Less partners’ interest[1]	772,670	511,840	519,340
Granite’s interest	334,863	273,239	246,106
Granite’s interest in gross profit	$73,593	$103,188	$69,671
 1Partners’ interest represents amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies.

Line Item Joint Ventures
The revenue for each line item joint venture partner’s discrete items of work is defined in the contract with the project owner and each venture partner bears the profitability risk associated with its own work. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We include only our portion of these contracts in our consolidated financial statements. As of December 31, 2013, we had four active line item joint venture construction projects with total contract values ranging from $42.6 million to $84.2 million of which our portions ranged from $23.6 million to $61.9 million. As of December 31, 2013, our share of revenue remaining to be recognized on these line item joint ventures ranged from $0.6 million to $17.7 million.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Real Estate Entities and Investments in Affiliates
The operations of our Real Estate segment are conducted through our wholly-owned subsidiary, Granite Land Company (“GLC”). Generally, GLC participates with third-party partners in entities that are formed to accomplish specific real estate development projects.
We have determined that certain of these joint ventures are consolidated because they are VIEs, of which we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIEs. Based on our assessments during the years ended December 31, 2013, 2012 and 2011, we determined no change was required for existing real estate ventures.
Our real estate affiliates include limited partnerships or limited liability companies of which we are a limited partner or member. The agreements with GLC’s partners in these real estate entities define each partner’s management role and financial responsibility in the project. The amount of GLC’s exposure is limited to GLC’s equity investment in the real estate joint venture. However, if one of GLC’s partners is unable to fulfill its management role or make its required financial contribution, GLC may assume, at its option, full management and/or financial responsibility for the project.
Substantially all the assets of these real estate entities in which we are a participant through our GLC subsidiary are classified as real estate held for development and sale and are pledged as collateral for the associated debt. All outstanding debt of these entities is non-recourse to Granite. However, there is recourse to our real estate affiliates that incurred the debt (i.e., the limited partnership or limited liability company of which we are a limited partner or member).
GLC receives authorization to provide additional financial support for certain of its real estate entities in increments to address changes in business plans.  During the year ended December 31, 2013, GLC was authorized to increase its financial support to one consolidated real estate entity by $5.9 million to meet existing debt obligations. As of December 31, 2013, $2.5 million of the total authorized investment had yet to be contributed to the consolidated entity. During the year ended December 31, 2012, no authorization was provided and GLC did not increase its financial support to any real estate entity.
During the fourth quarter of 2013, management approved the plan to sell or otherwise dispose of all of the remaining consolidated real estate investments that were included in the EIP. As a result, during the year ended December 31, 2013, we recorded restructuring charges of $31.1 million, of which $3.9 million was attributable to non-controlling interests, which consisted of non-cash impairment charges on consolidated real estate assets. During the years ended December 31, 2012 and 2011, we recorded no significant restructuring charges related to our real estate development projects or investments. See Note 11. During the year ended December 31, 2013, we recorded amounts associated with the sale or other disposition of one project in Texas and during the year ended December 31, 2012, we recorded amounts associated with the sale or other disposition of one project in California, one project in Oregon, and one project in Washington. These dispositions did not have a significant impact on our consolidated statements of operations.
Other than described in Note 11, an evaluation of the entitlement status, market conditions, existing offers to purchase, cost of construction, debt load, development schedule, status of joint venture partners and other factors specific to the remainder of our real estate projects resulted in no significant impairment charges during the year ended December 31, 2013. Our quarterly evaluations of each project’s business plan yielded no significant impairment charges during the years ended December 31, 2012 and 2011.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Real Estate Entities
As of December 31, 2013 and 2012, real estate held for development and sale associated with consolidated real estate entities included in our consolidated balance sheets was $12.5 million and $50.2 million, respectively. Non-recourse debt, including current maturities, associated with these entities was $8.0 million and $11.6 million as of December 31, 2013 and 2012, respectively. All other amounts associated with these entities were insignificant for the periods presented. As of December 31, 2013 and 2012, $12.5 million and $40.3 million, respectively, of the real estate held for development and sale balances were in Washington State residential real estate. The remaining balances were primarily in various commercial projects in California.

Investments in Affiliates
Our investments in affiliates balance consists of the following (in thousands):

December 31,	2013	2012
Equity method investments in real estate affiliates	$21,392	$19,775
Equity method investments in other affiliates	11,088	11,024
Total investments in affiliates	$32,480	$30,799

We have determined that certain real estate joint ventures are not consolidated because they are VIEs and we are not the primary beneficiary. We have determined that certain non-real estate joint ventures are not consolidated because they are not VIEs and we do not hold the majority voting interest. As such, these entities are accounted for using the equity method. We account for our share of the operating results of these equity method investments in other income in the consolidated statements of operations and as a single line item on our consolidated balance sheets as investments in affiliates.
The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis (in thousands):

December 31,	2013	2012
Current assets	$25,807	$85,354
Long-term assets	148,181	80,758
Total assets	173,988	166,112
Current liabilities	6,000	8,262
Long-term liabilities	68,544	65,744
Total Liabilities	74,544	74,006
Net assets	$99,444	$92,106
Granite’s share of net assets	$32,480	$30,799

The equity method investments in real estate included $14.9 million and $13.8 million in residential real estate in Texas as of December 31, 2013 and 2012, respectively. The remaining balances were in commercial real estate in Texas. Of the $174.0 million in total assets as of December 31, 2013, real estate entities had total assets ranging from $4.4 million to $53.3 million. As of each of the periods presented, the most significant non-real estate equity method investment was a 50% interest in a limited liability company which owns and operates an asphalt terminal and operates an emulsion plant in Nevada.
During the year ended December 31, 2012, it was determined that the carrying amount of our cost method investment in a power generation equipment manufacturer exceeded its fair value, which required us to recognize a non-cash impairment charge of $2.8 million that was included in other income (expense), net on the consolidated statement of operations.
The following table provides summarized statement of operations information for our affiliates accounted for under the equity method on a combined basis (in thousands):

Years Ended December 31,	2013	2012	2011
Revenue	$42,563	$52,342	$48,983
Gross profit	3,487	13,254	10,654
Income (loss) before taxes	(686)	1,318	(399)
Net (loss) income	(686)	1,318	(399)
Granite’s interest in affiliates’ net income	1,304	1,988	2,193

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Property and Equipment, net
Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net on our consolidated balance sheets as follows (in thousands):

December 31,	2013	2012
Equipment and vehicles	$765,971	$758,782
Quarry property	170,442	180,567
Land and land improvements	119,917	125,961
Buildings and leasehold improvements	83,494	83,245
Office furniture and equipment	70,156	67,743
Property and equipment	1,209,980	1,216,298
Less: accumulated depreciation and depletion	773,121	734,820
Property and equipment, net	$436,859	$481,478

Depreciation and depletion expense included in our consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 was $62.7 million, $51.8 million and $56.0 million, respectively. We capitalized interest costs of $0.9 million, $2.3 million and $7.4 million in 2013, 2012 and 2011, respectively, related to certain self-constructed assets, of which $0.6 million, $2.1 million and $6.3 million, respectively, were included in real estate held for development and sale and $0.3 million, $0.2 million and $1.1 million, respectively, were included in property and equipment on our consolidated balance sheets.
During the year ended December 31, 2013, we recorded non-cash impairment charges of $17.8 million, all of which related to non-performing quarry sites. Of this amount, $14.7 million were restructuring charges in connection with our EIP. Refer to Note 11 for details. During the year ended December 31, 2012, we recorded an $18.0 million gain on the sale of property and equipment from the sale of an underutilized quarry. The non-EIP charge during 2013 and the sale during 2012 were related to our process of continually optimizing our assets separate from the EIP.
We have recorded liabilities associated with our legally required obligations to reclaim owned and leased quarry property and related facilities. As of December 31, 2013 and 2012, $9.8 million and $6.6 million, respectively, of our asset retirement obligations are included in accrued expenses and other current liabilities and $19.3 million and $20.0 million, respectively, are included in other long-term liabilities on our consolidated balance sheets.
The following is a reconciliation of these asset retirement obligations (in thousands):

Years Ended December 31,	2013	2012
Beginning balance	$26,576	$23,208
Revisions to estimates	2,265	2,810
Liabilities incurred	83	154
Liabilities settled	(976)	(885)
Accretion	1,190	1,289
Ending balance	$29,138	$26,576

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Intangible Assets
Indefinite-lived intangible assets primarily consist of goodwill and use rights. Use rights of $0.4 million are included in other noncurrent assets on our consolidated balance sheets as of December 31, 2013 and December 31, 2012.

The following table presents the goodwill balance by reportable segment (in thousands):

December 31,	2013	2012
Construction	$29,260	$29,190
Large Project Construction	22,593	24,115
Construction Materials	1,946	2,114
Total goodwill	$53,799	$55,419

The change in goodwill and in the gross value of amortized intangible assets between periods is due to the acquisition of Kenny Construction Company (“Kenny”). See Note 21 for further details.

Amortized Intangible Assets:

Following is the breakdown of our amortized intangible assets that are included in other noncurrent assets on our consolidated balance sheets (in thousands):

		Accumulated
December 31, 2013	Gross Value	Amortization	Net Value
Permits	$29,713	$(11,992)	$17,721
Customer lists	4,398	(2,491)	1,907
Covenants not to compete	1,588	(1,552)	36
Acquired backlog	7,900	(6,835)	1,065
Trade name	4,100	(432)	3,668
Other	871	(856)	15
Total amortized intangible assets	$48,570	$(24,158)	$24,412

December 31, 2012
Permits	$29,713	$(10,869)	$18,844
Customer lists	4,698	(2,170)	2,528
Covenants not to compete	1,588	(1,546)	42
Acquired backlog	8,400	—	8,400
Trade name	4,100	—	4,100
Other	871	(734)	137
Total amortized intangible assets	$49,370	$(15,319)	$34,051
Amortization expense related to amortized intangible assets for the years ended December 31, 2013, 2012 and 2011 was $8.8 million, $3.7 million and $2.0 million, respectively. Based on the amortized intangible assets balance at December 31, 2013, amortization expense expected to be recorded in the future is as follows: $2.7 million in 2014; $2.1 million in 2015; $1.8 million in 2016; $1.7 million in 2017; $1.7 million in 2018; and $14.4 million thereafter.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Accrued Expenses and Other Current Liabilities (in thousands):

December 31,	2013	2012
Payroll and related employee benefits	$34,676	$42,364
Accrued insurance	49,073	39,868
Performance guarantees	54,488	30,727
Loss job reserves	12,130	11,605
Other	46,875	45,415
Total	$197,242	$169,979

11. Restructuring and Impairment Charges (Gains), Net
The following table presents the components of restructuring and impairment charges (gains), net during the respective periods (in thousands):

Years ended December 31,	2013	2012	2011
Impairment losses (gains) associated with our real estate investments, net	$31,090	$(3,093)	$1,452
Severance costs	—	—	471
Impairment charges on assets	14,651	—	226
Lease termination costs (gains), net of estimated sublease income	3,234	(635)	32
Total restructuring charges (gains)	48,975	(3,728)	2,181
Other impairment charges	3,164	—	—
Total restructuring and impairment charges (gains), net	$52,139	$(3,728)	$2,181
In October 2010, we announced our EIP to reduce our cost structure, enhance operating efficiencies and strengthen our business to achieve long-term profitable growth. The majority of restructuring charges associated with the EIP was recorded in 2010 and amounted to $109.3 million, including amounts attributable to non-controlling interests of $20.0 million. Of the $109.3 million, $86.3 million and $10.3 million was related to our Real Estate and Construction Materials segments, respectively. In 2011, development activities were curtailed for the majority of our real estate development projects as divestiture efforts increased and we recorded $1.5 million associated with the sale or other disposition of three separate projects located in California related to our Real Estate segment. During 2012, we recorded a restructuring gain of $3.1 million associated with the sale or other disposition of one project in California, one project in Oregon, and one project in Washington.
During the fourth quarter of 2013, management approved a plan to sell or otherwise dispose of all of the remaining consolidated real estate investments, as well as certain assets in our Construction Materials segment. These actions were taken pursuant to the EIP, and resulted in restructuring charges of $49.0 million in the fourth quarter of 2013, including amounts attributable to non-controlling interests of $3.9 million. These restructuring charges consisted of the non-cash impairment of certain assets and the accrual of lease termination costs. The carrying values of the impaired assets were adjusted to their expected fair values which was estimated by a variety of factors including, but not limited to, comparative market data, historical sales prices, broker quotes and third-party valuations.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The restructuring charges associated with the Real Estate segment resulted in $31.1 million of non-cash impairment charges related to all of the remaining consolidated real estate assets, including amounts attributable to non-controlling interests of $3.9 million. The impaired assets consisted primarily of residential and retail development projects which had a carrying value of $44.6 million prior to the impairment.
The restructuring charges associated with the Construction Materials segment resulted in $14.7 million of non-cash impairment charges related to non-performing quarry sites which had an aggregate carrying value of $17.1 million prior to the impairment. Separate from these quarry sites, but in connection with the impairment of these assets, we recorded lease termination charges of $3.2 million.
We concluded the majority of our 2010 EIP during 2013. As the impaired assets are sold, we may recognize additional restructuring charges or gains; however, we do not expect these charges or gains to be material.
Restructuring liabilities were $4.6 million and $1.5 million as of December 31, 2013 and 2012, respectively. The change in the restructuring liabilities balance since December 31, 2012 was primarily due to additional accrual of lease termination costs.
Separate from the EIP but related to our process of continually optimizing our assets, we identified a quarry asset that no longer had strategic value to our vertically integrated business. Therefore, during the fourth quarter of 2013, management approved a plan to sell or otherwise dispose of this asset. We determined that the asset's carrying value of $4.2 million was not recoverable, and therefore recorded a $3.2 million non-cash impairment charge within the Construction Materials segment.

12. Long-Term Debt and Credit Arrangements (in thousands):

December 31,	2013	2012
Senior notes payable	$200,000	$208,333
Credit Agreement loan	70,000	70,000
Mortgages payable	7,967	11,629
Other notes payable	148	168
Total debt	278,115	290,130
Less current maturities	1,247	19,060
Total long-term debt	$276,868	$271,070
The aggregate minimum principal maturities of long-term debt for each of the five years following December 31, 2013 are as follows: 2014 - $1.2 million; 2015 - $41.2 million; 2016 - $115.5 million; 2017 - $40.0 million; 2018 - $40.0 million; and $40.0 million thereafter.
Senior Notes Payable
As of December 31, 2013, senior notes payable in the amount of $200.0 million were due to a group of institutional holders in five equal annual installments beginning in 2015 and bear interest at 6.11% per annum (“2019 Notes”).
Our obligations under the note purchase agreement governing the 2019 Notes (the “2019 NPA”) are guaranteed by certain of our subsidiaries and are collateralized on an equivalent basis with the Credit Agreement by liens on substantially all of the assets of the Company and subsidiaries that are guarantors or borrowers under the Credit Agreement. The 2019 NPA provides for the release of liens and re-pledge of collateral on substantially the same terms and conditions as those set forth in the Credit Agreement described below.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Credit Agreement
We have a $215.0 million committed revolving credit facility, with a sublimit for letters of credit of $100.0 million (the “Credit Agreement”), which expires on October 11, 2016, of which $134.9 million was available at December 31, 2013. At December 31, 2013 and 2012, there was a revolving loan of $70.0 million outstanding under the Credit Agreement related to financing the Kenny acquisition, the balance of which is included in long-term debt on our consolidated balance sheets. In addition, as of December 31, 2013 there were standby letters of credit totaling $10.1 million. The letters of credit will expire between August 2014 and October 2014.
Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on certain financial ratios calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin was 2.50% for loans bearing interest based on LIBOR and 1.50% for loans bearing interest at the base rate at December 31, 2013. Accordingly, the effective interest rate was between 2.75% and 4.75% at December 31, 2013. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Credit Agreement’s maturity date. Borrowings at a LIBOR rate have a term no less than one month and no greater than one year. Typically, at the end of such term, such borrowings may be paid off or rolled over at our discretion into either a borrowing at the base rate or a borrowing at a LIBOR rate with similar terms, not to exceed the maturity date of the Credit Agreement. On a periodic basis, we assess the timing of payment depending on facts and circumstances that exist at the time of our assessment. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are collateralized on an equivalent basis with the obligations under the 2019 Notes (defined above) by first priority liens (subject only to other liens permitted under the Credit Agreement) on substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement.
The Credit Agreement provides for the release of the liens securing the obligations, at our option and expense, after September 30, 2013, so long as certain conditions as defined by the terms in the Credit Agreement are satisfied (“Collateral Release Period”). If, subsequently, our Consolidated Fixed Charge Coverage Ratio is less than 1.25 or our Consolidated Leverage Ratio is greater than 2.50, then we will be required to promptly re-pledge substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement. We have not exercised this option as of December 31, 2013.
Real Estate Mortgages
A significant portion of our real estate held for development and sale is subject to mortgage indebtedness. All of this indebtedness is non-recourse to Granite, but is recourse to the real estate entities that incurred the indebtedness. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entities to pay down portions of the debt. As of December 31, 2013, the principal amount of debt of our real estate entities secured by mortgages was $7.9 million, of which $1.2 million was included in current liabilities and $6.7 million was included in long-term liabilities on our consolidated balance sheet.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Covenants and Events of Default
Our debt and credit agreements require us to comply with various affirmative, restrictive and financial covenants, including the financial covenants described below. Our failure to comply with any of these covenants, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the applicable agreements. Under certain circumstances, the occurrence of an event of default under one of our debt or credit agreements (or the acceleration of the maturity of the indebtedness under one of our agreements) may constitute an event of default under one or more of our other debt or credit agreements. Default under our debt and credit agreements could result in (1) us no longer being entitled to borrow under the agreements, (2) termination of the agreements, (3) the requirement that any letters of credit under the agreements be cash collateralized, (4) acceleration of the maturity of outstanding indebtedness under the agreements and/or (5) foreclosure on any collateral securing the obligations under the agreements.
The most significant financial covenants under the terms of our Credit Agreement and 2019 NPA require the maintenance of a minimum Consolidated Tangible Net Worth, a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio.
On March 3, 2014, Granite executed amendments to the Credit Agreement and 2019 NPA, which terms include, among other things, (i) a revised minimum Consolidated Tangible Net Worth of $600.0 million; and (ii) a revised maximum Consolidated Leverage Ratio of 3.75. The maximum Consolidated Leverage Ratio decreases to 3.50 beginning with our quarter ending June 30, 2014, to 3.25 beginning with quarter ending September 30, 2014 and to 3.00 thereafter. As of December 31, 2013, our Consolidated Tangible Net Worth was $729.1 million and the Consolidated Leverage Ratio was 2.74. The Credit Agreement amendment permanently waived the Company’s requirement to comply with such financial covenants for the quarter ended December 31, 2013.
As of December 31, 2013, we were in compliance with all covenants contained in the Credit Agreement and 2019 NPA and the debt agreements related to our consolidated real estate entities. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Employee Benefit Plans
Profit Sharing and 401(k) Plan: The Profit Sharing and 401(k) Plan (the “401(k) Plan”) is a defined contribution plan covering all employees except employees covered by collective bargaining agreements and employees of our consolidated construction joint ventures. Each employees’ combined before-tax and Roth 401(k) after- tax contributions cannot exceed 50% of their eligible pay or the IRS annual contribution limit of $17,500. Our 401(k) matching contributions can be up to 6% of an employee’s gross pay and are available at the discretion of the Board of Directors.
Profit sharing contributions from the Company may be made to the 401(k) Plan in an amount determined by the Board of Directors. During the year ended December 31, 2013, eligible Kenny employees that had at least 1,000 hours of service as of March 1, 2013 and were actively employed on March 28, 2013 received a one-time profit sharing contribution of approximately $0.1 million each, which was equivalent to the Company match during the period they were unable to contribute to the Plan. We made no profit sharing contributions during the years ended December 31, 2012 and 2011. Our 401(k) matching contributions to the 401(k) Plan for the years ended December 31, 2013, 2012 and 2011 were $4.1 million, $2.8 million and $0.3 million, respectively.
Effective June 1, 2012, the Granite Construction Employee Stock Ownership Plan (the “ESOP”) was merged into the 401(k) Plan. Under the combined Plans, employees may elect to diversify their prior ESOP holdings at any such time and such amounts are available for distribution following the employee’s termination of service (or earlier, if so provided under the terms of the combined Plan).
Non-Qualified Deferred Compensation Plan: We offer a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of our highly compensated employees. The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. In October 2008, a Rabbi Trust was established to fund our NQDC Plan obligation and was fully funded as of December 31, 2013. The assets held by the Rabbi Trust at December 31, 2013 are substantially in the form of company owned life insurance and are included in other noncurrent assets on the consolidated balance sheet. As of December 31, 2013, there were 49 active participants in the NQDC Plan. NQDC Plan obligations were $23.6 million and $24.1 million as of December 31, 2013 and 2012, respectively.
Multi-employer Pension Plans: Three of our wholly-owned subsidiaries, Granite Construction Company, Granite Construction Northeast, Inc., and Kenny Construction Company also contribute to various multi-employer pension plans on behalf of union employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents our participation in these plans (dollars in thousands):

	Pension Plan Employer Identification Number	Pension Protection Act (“PPA”) Certified Zone Status[1]		FIP / RP Status Pending / Implemented[2]	Contributions			Surcharge Imposed	Expiration Date of Collection Bargaining Agreement[3]
Pension Trust Fund		2013	2012		2013	2012	2011
Locals 302 and 612 Operating Engineers-Employers Retirement Fund	91-6028571	Green	Green	No	$3,260	$2,368	$2,386	No	5/31/2015
Operating Engineers Pension Trust Fund	95-6032478	Red	Red	Yes	2,768	2,285	2,099	No	6/30/2016
Pension Trust Fund for Operating Engineers Pension Plan	94-6090764	Orange	Orange	Yes	8,193	8,030	7,296	No	6/30/2016
Laborers Pension Trust Fund for Northern California	94-6277608	Yellow	Yellow	Yes	2,500	2,320	1,950	No	6/30/2015
All other funds (60)					10,444	7,720	8,238
			Total Contributions:		$27,165	$22,723	$21,969
1The most recent PPA zone status available in 2013 and 2012 is for the plan’s year-end during 2012 and 2011, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. Shareholders’ Equity
Stock-based Compensation: The 2012 Equity Incentive Plan provides for the issuance of restricted stock, restricted stock units (“RSUs”) and stock options to eligible employees and to members of our Board of Directors. Beginning in 2011, the Company issued RSUs to eligible employees in lieu of restricted stock. As of December 31, 2013, a total of 2,472,133 shares of our common stock have been reserved for issuance of which 1,632,933 remained available as of December 31, 2013.
Restricted Stock Units and Restricted Stock: As noted above, RSUs and restricted stock can be issued to eligible employees and members of our Board of Directors. RSUs and restricted stock are issued for services to be rendered and may not be sold, transferred or pledged for such a period as determined by our Compensation Committee. RSU and restricted stock compensation cost is measured at our common stock’s fair value based on the market price at the date of grant. We recognize compensation cost only for RSUs and restricted stock that will ultimately vest. We estimate the number of shares that will ultimately vest at each grant date based on our historical experience and adjust compensation cost based on changes in those estimates over time.
RSU and restricted stock compensation cost is recognized ratably over the shorter of the vesting period (generally three years) or the period from grant date to the first maturity date after the holder reaches age 62 and has completed certain specified years of service, when all restricted stock becomes fully vested. Vesting of restricted stock is not subject to any market or performance conditions and vesting provisions are at the discretion of the Compensation Committee. An employee may not sell or otherwise transfer unvested stock and, in the event employment is terminated prior to the end of the vesting period, any unvested units or stock are surrendered to us. We have no obligation to purchase restricted stock units or restricted stock.
A summary of the changes in our RSUs during the years ended December 31, 2013, 2012 and 2011 is as follows (shares in thousands):

Years Ended December 31,	2013		2012		2011
	RSUs	Weighted-Average Grant-Date Fair Value per RSU	RSUs	Weighted-Average Grant-Date Fair Value per RSU	RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding, beginning balance	665	$27.74	346	$25.64	144	$23.54
Granted	506	31.12	533	28.99	271	26.94
Vested	(337)	28.52	(175)	26.87	(64)	26.44
Forfeited	(65)	29.97	(39)	27.95	(5)	25.94
Outstanding, ending balance	769	$29.49	665	$27.74	346	$25.64
Compensation cost related to RSUs was $13.0 million ($9.1 million net of effective tax rate), $7.6 million ($5.6 million net of effective tax rate), and $3.0 million ($2.2 million net of effective tax rate) for the years ended December 31, 2013, 2012 and 2011, respectively. The grant date fair value of restricted stock units vested during the years ended December 31, 2013, 2012 and 2011 was $9.6 million, $4.7 million and $1.7 million, respectively. As of December 31, 2013, there was $13.7 million of unrecognized compensation cost related to RSUs which will be recognized over a remaining weighted-average period of 1.0 year.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2013, there was no restricted stock outstanding as all outstanding shares had either been forfeited or vested. As of December 31, 2012 and 2011 there was 174,000 and 472,000, respectively, shares of restricted stock outstanding. Compensation cost related to restricted stock was $0.5 million ($0.3 million net of effective tax rate), $3.8 million ($2.8 million net of effective tax rate) and $9.1 million ($6.7 million net of effective tax rate) for the years ended December 31, 2013, 2012 and 2011, respectively. The grant date fair value of restricted stock vested during the years ended December 31, 2013, 2012 and 2011 was $5.1 million, $12.2 million and $14.4 million, respectively.
Stock Options: In 2013, no stock options were granted. As of December 31, 2013, there were 24,178 stock options outstanding.
Employee Stock Ownership Plan: Effective June 1, 2012 the ESOP was merged into the 401(k) Plan. As of December 31, 2013, the 401(k) Plan owned 2,021,019 shares of our common stock. Dividends on shares held by the 401(k) Plan are charged to retained earnings and all shares held by the 401(k) Plan are treated as outstanding in computing our earnings per share.
Employee Stock Purchase Plan: Our Employee Stock Purchase Plan (“ESPP”) allows qualifying employees to purchase shares of our common stock through payroll deductions of up to 15% of their compensation, subject to Internal Revenue Code limitations, at a price of 95% of the fair market value as of the end of each of the six-month offering periods. During the years ended December 31, 2013, 2012 and 2011, proceeds from the ESPP were $0.7 million, $0.5 million and $0.3 million for 23,557, 21,446 and 13,027 shares, respectively. The offering periods commence on May 15 and November 15 of each year, except for the first offering period, which commenced on January 15, 2011.
Share Purchase Program: In 2007, our Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion. At December 31, 2013, $64.1 million remained available under this authorization. We did not purchase shares under the share purchase program in any of the periods presented. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors. Purchases under the share purchase program may be commenced, suspended or discontinued at any time and from time to time without prior notice.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. Weighted Average Shares Outstanding
A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income (loss) per share in the accompanying consolidated statements of operations is as follows (in thousands):

Years Ended December 31,	2013	2012	2011
Weighted average shares outstanding:
Weighted average common stock outstanding	38,803	38,689	38,677
Less: weighted average unvested restricted stock outstanding	—	242	560
Total basic weighted average shares outstanding	38,803	38,447	38,117
Diluted weighted average shares outstanding:
Weighted average common stock outstanding, basic	38,803	38,447	38,117
Effect of dilutive securities:
Common stock options and restricted stock units[1]	—	629	356
Total weighted average shares outstanding assuming dilution	38,803	39,076	38,473
1Due to the net loss for the year ended December 31, 2013, restricted stock units and common stock options representing approximately 862,000 have been excluded from the number of shares used in calculating diluted net loss per share, as their inclusion would be antidilutive.

16. Earnings Per Share
We calculate earnings per share (“EPS”) under the two-class method by allocating earnings to both common shares and unvested restricted stock which are considered participating securities. However, net losses are not allocated to participating securities for purposes of computing EPS under the two-class method. The following is a reconciliation of net income (loss) attributable to Granite and related weighted average shares of common stock outstanding for purposes of calculating basic and diluted net income (loss) per share using the two-class method (in thousands except per share amounts):

Years Ended December 31,	2013	2012	2011
Basic
Numerator:
Net (loss) income attributable to Granite	$(36,423)	$45,283	$51,161
Less: net income allocated to participating securities	—	283	738
Net (loss) income allocated to common shareholders for basic calculation	$(36,423)	$45,000	$50,423
Denominator:
Weighted average common shares outstanding, basic	38,803	38,447	38,117
Net (loss) income per share, basic	$(0.94)	$1.17	$1.32

Diluted
Numerator:
Net (loss) income attributable to Granite	$(36,423)	$45,283	$51,161
Less: net income allocated to participating securities	—	279	732
Net (loss) income allocated to common shareholders for diluted calculation	$(36,423)	$45,004	$50,429

Denominator:
Weighted average common shares outstanding, diluted	38,803	39,076	38,473
Net (loss) income per share, diluted	$(0.94)	$1.15	$1.31

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17. Income Taxes
Following is a summary of the (benefit from) provision for income taxes (in thousands):

Years Ended December 31,	2013	2012	2011
Federal:
Current	$(1,298)	$10,410	$11,136
Deferred	(18,606)	9,518	7,914
Total federal	(19,904)	19,928	19,050
State:
Current	1,592	4,689	2,952
Deferred	(951)	(3,508)	1,346
Total state	641	1,181	4,298
Total (benefit from) provision for income taxes	$(19,263)	$21,109	$23,348
Following is a reconciliation of our (benefit from) provision for income taxes based on the Federal statutory tax rate to our effective tax rate (dollars in thousands):

Years Ended December 31,	2013		2012		2011
Federal statutory tax	$(22,411)	35.0%	$28,360	35.0%	$31,301	35.0%
State taxes, net of federal tax benefit	101	(0.2)	5,299	6.5	3,497	3.9
Valuation allowance release	—	—	(5,803)	(7.2)	—	—
Percentage depletion deduction	(787)	1.2	(1,422)	(1.8)	(1,254)	(1.4)
Domestic production deduction	(27)	0.1	(1,367)	(1.7)	(1,604)	(1.8)
Non-controlling interests	2,920	(4.6)	(5,124)	(6.3)	(5,223)	(5.8)
Settlements and effective settlements of audit issues	—	—	—	—	(2,348)	(2.6)
Nondeductible expenses	2,384	(3.7)	1,918	2.4	1,000	1.1
Other	(1,443)	2.3	(752)	(0.8)	(2,021)	(2.3)
Total	$(19,263)	30.1%	$21,109	26.1%	$23,348	26.1%
Our effective tax rate increased to 30.1% in 2013 from 26.1% in 2012. The most significant change was due to the effect of non-controlling interest as a percentage of net (loss) income, as non-controlling interests are not subject to income taxes on a standalone basis. Additionally, included in the tax rate for the year ended December 31, 2012, is the release of a state valuation allowance. Our tax rate is affected by discrete items that may occur in any given year, but are not consistent from year to year.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Following is a summary of the deferred tax assets and liabilities (in thousands):

December 31,	2013	2012
Deferred tax assets:
Receivables	$2,870	$2,876
Inventory	4,637	5,611
Insurance	10,813	10,476
Deferred compensation	13,372	14,055
Other accrued liabilities	6,739	7,184
Contract income recognition	11,503	4,171
Impairments on real estate investments	14,313	5,002
Accrued compensation	7,206	6,064
Other	420	416
Net operating loss carryforward	4,439	8,359
Valuation allowance	(3,731)	(5,242)
Total deferred tax assets	72,581	58,972
Deferred tax liabilities:
Property and equipment	24,500	30,448
Total deferred tax liabilities	24,500	30,448
Net deferred tax assets	$48,081	$28,524

The above amounts are reflected in the accompanying consolidated balance sheets as follows (in thousands):

December 31,	2013	2012
Current deferred tax assets, net	$55,874	$36,687
Long-term deferred tax liabilities, net	7,793	8,163
Net deferred tax assets	$48,081	$28,524
The deferred tax asset for other accrued liabilities relates to various items including accrued compensation, accrued rent and accrued reclamation costs, which are realizable in future periods. Our deferred tax asset for net operating loss carryforward relates to state and local net operating loss carryforwards which expire between 2026 and 2029. We have provided a valuation allowance on the net deferred tax assets for certain state and local jurisdictions because we do not believe their realizability is more likely than not.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a summary of the change in valuation allowance (in thousands):

December 31,	2013	2012	2011
Beginning balance	$5,242	$10,668	$13,111
Deductions	(1,511)	(5,426)	(2,443)
Ending balance	$3,731	$5,242	$10,668
Uncertain tax positions: We file income tax returns in the U.S. and various state and local jurisdictions. We are currently under examination by various state taxing authorities for various tax years. We do not anticipate that any of these audits will result in a material change in our financial position. We are no longer subject to U.S. federal examinations by tax authorities for years before 2008. With few exceptions, as of December 31, 2013, we are no longer subject to state examinations by taxing authorities for years before 2008.
We had approximately $2.2 million and $2.3 million of total gross unrecognized tax benefits as of December 31, 2013 and 2012, respectively. There were approximately $1.3 million and $0.8 million of unrecognized tax benefits that would affect the effective tax rate in any future period at December 31, 2013 and 2012, respectively. We believe that it is reasonably possible that approximately $0.6 million of our currently remaining unrecognized tax benefits, each of which are individually insignificant, may be recognized by the end of 2014 as a result of a lapse of statute limitations.
The following is a tabular reconciliation of unrecognized tax benefits (in thousands) the balance of which is included in other long-term liabilities on the consolidated balance sheets:

December 31,	2013	2012	2011
Beginning balance	$2,315	$2,339	$5,650
Gross increases – current period tax positions	363	1,017	1,726
Gross decreases – current period tax positions	(638)	(800)	(1,420)
Gross increases – prior period tax positions	508	4	1,485
Gross decreases – prior period tax positions	(2)	(245)	(1,467)
Settlements with taxing authorities/lapse of statute of limitations	(315)	—	(3,635)
Ending balance	$2,231	$2,315	$2,339
We record interest related on uncertain tax positions as interest expense in our consolidated statements of operations. During the years ended December 31, 2013, 2012 and 2011, we recognized approximately $0.1 million of interest expense, $0.1 million of interest expense and $0.1 million of interest income, respectively. Approximately $1.0 million and $0.9 million of accrued interest were included in our uncertain tax position liability on our consolidated balance sheets at December 31, 2013 and 2012, respectively.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18. Commitments, Contingencies and Guarantees
Leases: Minimum rental commitments and minimum royalty requirements under all noncancellable operating leases, primarily of quarry property, in effect at December 31, 2013 were (in thousands):

Years Ending December 31,
2014	$8,231
2015	6,893
2016	5,866
2017	4,419
2018	2,711
Later years (through 2099)	10,149
Total	$38,269
Operating lease rental expense was $11.4 million, $9.8 million and $9.0 million in 2013, 2012 and 2011, respectively.
Performance Guarantees
As discussed in Note 6, we participate in various joint ventures. We also participate in various line item joint ventures under which each partner is responsible for performing certain discrete items of the total scope of contracted work.
The agreements with our partners for both construction joint ventures and line item joint ventures define each partners’ management role and financial responsibility in the project. The amount of exposure is generally limited to our stated ownership interest. Due to the joint and several nature of the obligation under these agreements, if one of the partners fails to perform, we and the remaining partners would be responsible for performance of the outstanding work. Circumstances that could lead to a loss under these agreements beyond our stated ownership interest include the failure of a partner to contribute additional funds to the venture in the event the project incurs a loss or additional costs that we could incur should a partner fail to provide the services and resources that it had committed to provide in the agreement.
At December 31, 2013, there was $4.4 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $1.2 billion represents our share and the remaining $3.2 billion represents our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or proceeds from our partners’ corporate and/or other guarantees. See Note 10 for disclosure of the amounts recorded in our consolidated balance sheets.
Surety Bonds
We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At December 31, 2013, $1.8 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

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
We record liabilities in our consolidated balance sheets representing our estimated liabilities relating to legal proceedings and government inquiries to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable. The aggregate liabilities recorded as of December 31, 2013 and 2012 related to these matters were approximately $16.3 million and $8.6 million, respectively, and were primarily included in accrued expenses and other current liabilities on our consolidated balance sheets. Some of the matters in which we or our affiliates are involved may involve compensatory, punitive, or other claims or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that are not probable to be incurred or cannot currently be reasonably estimated. In addition, in some circumstances our government contracts could be terminated, we could be suspended or debarred, or payment of our costs could be disallowed. While any of our pending legal proceedings may be subject to early resolution as a result of our ongoing efforts to settle, whether or when any legal proceeding will be resolved through settlement is neither predictable nor guaranteed. Accordingly, it is possible that future developments in such proceedings and inquiries could require us to (i) adjust existing accruals, or (ii) record new accruals that we did not originally believe to be probable or that could not be reasonably estimated. Such changes could be material to our financial condition, results of operations and cash flows in any particular reporting period. In addition to matters that are considered probable for which the loss can be reasonably estimated, we also disclose certain matters where the loss is considered reasonably possible and is reasonably estimable. Except as noted below, we believe the aggregate range of possible loss related to matters considered reasonably possible was not material as of December 31, 2013. Our view as to such matters could change in future periods.
Investigation Related to Grand Avenue Project Disadvantaged Business Enterprise (“DBE”) Issues: On March 6, 2009, the U.S. Department of Transportation, Office of Inspector General served upon our wholly-owned subsidiary, Granite Construction Northeast, Inc. (“Granite Northeast”), a United States District Court, Eastern District of New York Grand Jury subpoena to produce documents. The subpoena sought all documents pertaining to the use of a DBE firm (the “Subcontractor”), and the Subcontractor’s use of a non-DBE subcontractor/consultant, on the Grand Avenue Bus Depot and Central Maintenance Facility for the Borough of Queens Project (the “Grand Avenue Project”), a Granite Northeast project, that began in 2004 and was substantially complete in 2008. The subpoena also sought any documents regarding the use of the Subcontractor as a DBE on any other projects and any other documents related to the Subcontractor or to the subcontractor/consultant. Granite Northeast produced the requested documents, together with other requested information. Subsequently, Granite Northeast was informed by the Department of Justice (“DOJ”) that it is a subject of the investigation, along with others, and that the DOJ believes that Granite Northeast’s claim of DBE credit for the Subcontractor was improper. In addition to the documents produced in response to the Grand Jury subpoena, Granite Northeast has provided requested information to the DOJ, along with other federal and state agencies (the “Agencies”) concerning other DBE entities for which Granite Northeast has historically claimed DBE credit. The Agencies have informed Granite Northeast that they believe that the claimed DBE credit taken for some of those other DBE entities was improper. Granite Northeast has met several times since January 2013 with Assistant United States Attorneys and the Agencies’ representatives, to discuss the status of the government’s criminal investigation of the Grand Avenue Project participants, including Granite Northeast, and for Granite Northeast and the Agencies to discuss their respective positions on, and potential resolution of, the issues raised in the investigation. Granite Northeast could be subject to civil, criminal, and/or administrative penalties or sanctions as a result of this investigation. Granite believes that the incurrence of some form of penalty or sanction is probable, and has therefore recorded the most likely amount of liability it may incur in its consolidated balance sheets as of December 31, 2013. Granite believes the likelihood of liability for amounts in excess of this accrual, up to the amount of the subcontract for the DBE Subcontractor, may be possible. The resolution of the matters under investigation could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations and/or liquidity.

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
The Construction Materials segment mines and processes aggregates and operates plants that produce construction materials for internal use and for sale to third parties. During 2013 and in connection with our EIP, we recorded $14.7 million in restructuring charges and, separate from the EIP, recorded $3.2 million in non-cash impairment charges, all of which were to the Construction Materials segment. The restructuring and impairment charges consisted of non-cash impairment charges to non-performing quarry sites which had an aggregate carrying value of $21.3 million prior to the impairment. Separate from these quarry sites, we recorded lease termination charges of $3.2 million. See Note 11 for details.
The Real Estate segment, develops, operates, and sells real estate related projects and provides real estate services for the Company’s operations. The Real Estate segment’s current portfolio consists of residential, retail and office site development projects for sale to home and commercial property developers in Washington, California and Texas. In connection with our EIP, we recorded restructuring charges of $31.1 million, including amounts attributable to non-controlling interests of $3.9 million, during 2013. See Note 11 for details.
The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). We evaluate segment performance based on gross profit or loss, and do not include selling, general and administrative expenses and non-operating income or expense. Segment assets include property and equipment, intangibles, goodwill, inventory, equity in construction joint ventures and real estate held for development and sale.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summarized segment information is as follows (in thousands):

Years Ended December 31,	Construction	Large Project Construction	Construction Materials	Real Estate	Total
2013
Total revenue from reportable segments	$1,251,197	$777,811	$372,141	$141	$2,401,290
Elimination of intersegment revenue	—	—	(134,389)	—	(134,389)
Revenue from external customers	1,251,197	777,811	237,752	141	2,266,901
Gross profit	106,374	71,808	6,953	128	185,263
Depreciation, depletion and amortization	26,228	11,679	22,945	—	60,852
Segment assets	148,459	222,584	313,578	12,478	697,099
2012
Total revenue from reportable segments	$984,106	$863,217	$410,033	$5,072	$2,262,428
Elimination of intersegment revenue	—	—	(179,391)	—	(179,391)
Revenue from external customers	984,106	863,217	230,642	5,072	2,083,037
Gross profit	77,963	148,418	7,572	806	234,759
Depreciation, depletion and amortization	13,225	4,527	28,490	—	46,242
Segment assets	163,287	173,142	347,869	50,223	734,521
2011
Total revenue from reportable segments	$1,043,614	$725,043	$415,618	$20,291	$2,204,566
Elimination of intersegment revenue	—	—	(195,035)	—	(195,035)
Revenue from external customers	1,043,614	725,043	220,583	20,291	2,009,531
Gross profit	124,506	104,108	16,641	2,708	247,963
Depreciation, depletion and amortization	14,747	4,547	28,672	189	48,155
Segment assets	111,780	110,441	352,619	75,050	649,890
A reconciliation of segment gross profit to consolidated (loss) income before (benefit from) provision for income taxes is as follows (in thousands):

Years Ended December 31,	2013	2012	2011
Total gross profit from reportable segments	$185,263	$234,759	$247,963
Selling, general and administrative expenses	199,946	185,099	162,302
Restructuring and impairment charges (gains), net	52,139	(3,728)	2,181
Gain on sales of property and equipment	12,130	27,447	15,789
Other (expense) income, net	(9,337)	194	(9,836)
(Loss) income before (benefit from) provision for income taxes	$(64,029)	$81,029	$89,433
A reconciliation of segment assets to consolidated total assets is as follows (in thousands):

December 31,	2013	2012	2011
Total assets for reportable segments	$697,099	$734,521	$649,890
Assets not allocated to segments:
Cash and cash equivalents	229,121	321,990	256,990
Short-term and long-term marketable securities	117,202	111,430	149,658
Receivables, net	313,598	325,529	251,838
Deferred income taxes	55,874	36,687	38,571
Other current assets	65,674	67,726	76,074
Property and equipment, net	54,330	50,857	46,180
Other noncurrent assets	84,257	80,747	78,598
Consolidated total assets	$1,617,155	$1,729,487	$1,547,799

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

21. Acquisition
On December 28, 2012, we signed a definitive agreement to acquire 100% of the outstanding shares of Kenny, a national contractor and construction manager based in Northbrook, Illinois for $141.1 million. The acquisition was effective December 31, 2012 and was funded through cash on hand and $70.0 million of proceeds from borrowings under Granite’s existing revolving credit facility - see Note 12 for further discussion of the borrowings. In accordance with the terms of the agreement, we paid post-closing adjustments of $8.4 million during 2013. These post-closing adjustments are reflected in the purchase price above. The purchase price included $13.0 million held in escrow for indemnification liabilities (as defined by the definitive agreement). All claims are expected to be finalized and released in or before September 2014.

The acquired business operates under the name Kenny Construction Company as a wholly owned subsidiary of Granite Construction Incorporated. Kenny operates in the tunneling, electrical power, underground and civil businesses. The underground business utilizes cutting-edge trenchless construction technologies and processes. This acquisition expanded our presence in these markets and has enabled us to leverage our capabilities and geographic footprint. We accounted for this transaction in accordance with ASC Topic 805, Business Combinations (“ASC 805”).

Purchase Price Allocation
In accordance with ASC 805, a preliminary allocation of the purchase price was made to the net tangible and identifiable intangible assets based on their estimated fair values as of December 31, 2012. During the year ended December 31, 2013, we adjusted the preliminary values assigned to certain assets and liabilities to reflect additional information obtained by $0.4 million. The following table presents the final adjusted purchase price allocation (in thousands):

Cash and cash equivalents	$53,185
Receivables	88,725
Costs and estimated earnings in excess of billings	444
Inventories	731
Equity in construction joint ventures	7,803
Other current assets	6,039
Property and equipment, net	51,909
Identifiable intangible assets:
Acquired backlog	7,900
Customer relationships	2,200
Trade name	4,100
Total amount allocated to identifiable intangible assets	14,200
Accounts payable	43,591
Billings in excess of costs and estimated earnings	50,098
Accrued expenses and other current liabilities	16,806
Non-controlling interests	15,326
Total identifiable net assets acquired	97,215
Goodwill	43,899
Total purchase price	$141,114

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible assets
Acquired intangible assets included backlog, customer relationships and trade name. We amortize the fair value of backlog intangible assets based on the associated project’s percent complete, and use the straight-line method over the assets’ estimated useful lives for other intangible assets. The estimated useful lives for backlog and customer relationships range from 1 to 8 years and represent existing contracts and the underlying customer relationships. The estimated useful life of the trade names is 10 years. The identifiable intangible assets are expected to be deductible for income tax purposes. We recorded amortization expense associated with the acquired intangible assets as follows (in thousands):

Year Ended December 31,	2013
Cost of revenue - Construction	$6,400
Cost of revenue - Large Project Construction	435
Selling, general and administrative expenses	725
Total	$7,560

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
In connection with the acquisition, Kenny became a guarantor of our obligations under the Credit Agreement (as defined in Note 12) and outstanding senior notes and pledged substantially all of its assets to collateralize such obligations, in each case on substantially the same terms as our other subsidiaries that are guarantors of such obligations.
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

Years Ended December 31,	2012	2011
Revenue	$2,388,790	$2,289,043
Net income including non-controlling interests	82,914	$78,344
Net income attributable to Granite	58,225	$55,993
Basic net income per share	1.50	$1.46
Diluted net income per share	1.48	$1.45

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

In 2013, Granite incurred $3.1 million of integration-related costs and in 2012 incurred $4.4 million of acquisition-related costs. These expenses are included in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2012.

Quarterly Financial Data
The following table sets forth selected unaudited quarterly financial information for the years ended December 31, 2013 and 2012. This information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contains all adjustments necessary for a fair statement thereof. Net income (loss) per share calculations are based on the weighted average common shares outstanding for each period presented. Accordingly, the sum of the quarterly net income (loss) per share amounts may not equal the per share amount reported for the year.
We have revised our quarterly statements of operations for the second and third quarters of 2013 for errors identified subsequent to the filing of those Quarterly Reports on Form 10-Q. See detailed explanations of the adjustments in the footnotes below the following table. The Company assessed the materiality of the errors individually and in the aggregate on the prior interim periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletin No. 99 and, based on an analysis of quantitative and qualitative factors, determined that the errors were not material to the Company’s interim consolidated financial statements for each of the second and third quarters of 2013; therefore, these previously issued consolidated financial statements can continue to be relied upon and an amendment of the previously filed Quarterly Reports on Form 10-Q is not required. However, for comparability, these revised amounts will be reflected in the 2014 Quarterly Reports on Form 10-Q that will contain such financial information.

QUARTERLY FINANCIAL DATA
(unaudited - dollars in thousands, except per share data)
2013 Quarters Ended	December 31,	September 30,[2]	June 30,[3]	March 31,
Revenue	$598,099	$739,750	$550,348	$378,704
Gross profit	49,751	55,858	49,596	30,058
As a percent of revenue	8.3%	7.6%	9.0%	7.9%
Net (loss) income[1]	$(33,255)	$6,533	$1,782	$(19,826)
As a percent of revenue	(5.6)%	0.9%	0.3%	-5.2%
Net (loss) income attributable to Granite	$(28,898)	$13,038	$1,419	$(21,982)
As a percent of revenue	(4.8)%	1.8%	0.3%	-5.8%
Net (loss) income per share attributable to common shareholders:
Basic	$(0.74)	$0.34	$0.04	$(0.57)
Diluted	$(0.74)	$0.34	$0.04	$(0.57)
1Included in our net loss for the quarter ended December 31, 2013 were restructuring charges of $49.0 million related to the non-cash impairment of certain real estate development projects within the Real Estate segment and certain non-performing quarry sites within the Construction Materials segment. Also included in the 2013 fourth quarter was a $3.2 million non-cash impairment charge related to our process of continually optimizing our assets separate from the EIP.
2Net income for the quarter ended September 30 is approximately $2.1 million ($3.0 million pre-tax) higher than the amount previously reported in our Quarterly Report Form 10-Q for the quarterly period ended September 30, 2013 of $4.5 million. The pre-tax adjustments were primarily related to (i) an over-accrual of pre-bid costs which affected selling, general and administrative expenses and accrued and other current liabilities in the amount of $1.4 million and (ii) a revision in equipment-related costs, which affected cost of revenue and property and equipment in the amount of $1.6 million.
3Net income for the quarter ended June 30 is approximately $1.4 million ($1.9 million pre-tax) lower than the amounts previously reported in our Form 10-Q for the quarter period ended June 30, 2013 of $3.2 million. The pre-tax adjustments were primarily related to equipment-related costs of $1.7 million.

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
1Included in our net income for the quarter ended December 31, 2012 was an $18.0 million gain from the sale of an underutilized quarry related to our process of continually optimizing our assets separate from the EIP. In addition, net income for the quarter ended December 31, 2012 included a $5.8 million tax benefit from the release of a state valuation allowance and $4.4 million of Kenny related acquisition costs.

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

By: /s/ Laurel J. Krzeminski
Laurel J. Krzeminski
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 3, 2014, by the following persons on behalf of the Registrant in the capacities indicated.

/s/ James H. Roberts
James H. Roberts, President and Chief Executive Officer

/s/ William H. Powell
William H. Powell, Chairman of the Board and Director

/s/ Claes G. Bjork
Claes G. Bjork, Director

/s/ James W. Bradford
James W. Bradford, Director

/s/ Gary M. Cusumano
Gary M. Cusumano, Director

/s/ William G. Dorey
William G. Dorey, Director

/s/ David H. Kelsey
David H. Kelsey, Director

/s/ Rebecca A. McDonald
Rebecca A. McDonald, Director

/s/ Gaddi Vasquez
Gaddi Vasquez, Director

SCHEDULE II
GRANITE CONSTRUCTION INCORPORATED
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Charged to Expenses or Other Accounts, Net	Deductions and Adjustments[1]	Balance at End of Year
YEAR ENDED DECEMBER 31, 2013
Allowance for doubtful accounts	2,749	944	(1,180)	2,513
YEAR ENDED DECEMBER 31, 2012
Allowance for doubtful accounts	2,880	135	(266)	2,749
YEAR ENDED DECEMBER 31, 2011
Allowance for doubtful accounts	3,297	—	(417)	2,880
1 Deductions and adjustments for the allowances primarily relate to accounts written off.

S-1

 INDEX TO 10-K EXHIBITS

Exhibit No.		Exhibit Description
2.1	*	Stock Purchase Agreement, dated December 28, 2012, by and between Granite Construction Incorporated and Kenny Industries, Inc. [Exhibit 2.1 to the Company’s Form 8-K filed on January 4, 2013]
3.1	*	Certificate of Incorporation of Granite Construction Incorporated, as amended [Exhibit 3.1.b to the Company’s Form 10-Q for quarter ended June 30, 2006]
3.2	*	Amended Bylaws of Granite Construction Incorporated [Exhibit 3.1 to the Company’s Form 8-K filed on November 15, 2011]
10.1	* **	Key Management Deferred Compensation Plan II, as amended and restated [Exhibit 10.1 to the Company’s Form 10-Q for quarter ended March 31, 2010]
10.2	* **	Granite Construction Incorporated Amended and Restated 1999 Equity Incentive Plan as Amended and Restated [Exhibit 10.1 to the Company’s Form 10-Q for quarter ended June 30, 2009]
10.2.a	* **	Amendment No. 1 to the Granite Construction Incorporated Amended and Restated 1999 Equity Incentive Plan [Exhibit 10.2.a to the Company’s Form 10-K for year ended December 31, 2009]
10.3	*
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

10.7	*	Note Purchase Agreement between Granite Construction Incorporated and Certain Purchasers dated December 12, 2007 [Exhibit 10.1 to the Company’s Form 8-K filed January 31, 2008]
10.8	*
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

10.11	*
International Swap Dealers Association, Inc. Master Agreement between BP Products North America Inc. and Granite Construction Incorporated dated as of May 15, 2009 [Exhibit 10.3 to the Company’s Form 10-Q for quarter ended September 30, 2009]

10.12	*
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

10.15	* **	Form of Amended and Restated Director and Officer Indemnification Agreement [Exhibit 10.10 to the Company’s Form 10-K for year ended December 31, 2002]
10.16	* **	Executive Retention and Severance Plan II effective as of March 9, 2011 [Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2011]
10.17	* **	Form of Restricted Stock Agreement effective March 2010 [Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2010]
10.18	* **	Form of Non-employee Director Stock Option Agreement as amended and effective April 7, 2006 [Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2010]
10.19	* **	Form of Restricted Stock Units Agreement effective January 1, 2010 [Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2010]
10.20	* **	Form of Non-employee Director Restricted Stock Units Agreement effective January 1, 2010 [Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2010]
10.21	* **	Granite Construction Incorporated Annual Incentive Plan effective January 1, 2010, as amended [Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2011]
10.22	* **	Amendment No. 2 to the Granite Construction Incorporated Annual Incentive Plan effective January 1, 2012 [Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2011]
10.23	* **	Granite Construction Incorporated Long Term Incentive Plan effective January 1, 2010, as amended [Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2011]
10.24	* **	Amendment No. 2 to the Granite Construction Incorporated Long Term Incentive Plan effective January 1, 2012 [Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2011]
10.25	* **	Granite Construction Incorporated 2012 Equity Incentive Plan [Exhibit 10.1 to the Company’s Form 8-K filed on May 25, 2012]
10.26	* **	Form of Non-Employee Director Restricted Stock Unit Agreement effective May 22, 2012 [Exhibit 10.2 to the Company’s Form 8-K filed on May 25, 2012]
10.27	* **	Granite Construction Incorporated NEO LTIP Awards Form of Restricted Stock Unit Agreement (Vesting on Date of Grant) [Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 2012]
10.28	* **	Granite Construction Incorporated NEO LTIP Awards Form of Restricted Stock Unit Agreement (3 Year Vesting Schedule) [Exhibit 10.31 to the Company's Form 10-K for the year ended December 31, 2012]
10.29	*
Waiver to Amended and Restated Credit Agreement, dated as of December 24, 2013, among Granite Construction Incorporated, Granite Construction Company, GILC Incorporated, as borrowers, certain subsidiaries of Granite Construction Incorporated that are guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer [Exhibit 10.1 to the Company’s Form 8-K filed on December 31, 2013]

10.30	*
Temporary Waiver and Agreement, dated as of December 24, 2013, among Granite Construction Incorporated, certain of its subsidiaries that are guarantors and the holders of it senior notes due 2019 party thereto [Exhibit 10.2 to the Company’s Form 8-K filed on December 31, 2013]

10.31	†	Amendment No. 2 and Waiver to Amended and Restated Credit Agreement, dated as of March 3, 2014
10.32	†	Second Amendment to Note Purchase Agreement, dated as of March 3, 2014
21	†	List of Subsidiaries of Granite Construction Incorporated

Exhibit No.		Exhibit Description
23.1	†	Consent of PricewaterhouseCoopers LLP
31.1	†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	†	Mine Safety Disclosure
101.INS	†	XBRL Instance Document
101.SCH	†	XBRL Taxonomy Extension Schema
101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	†	XBRL Taxonomy Extension Definition Linkbase
101.LAB	†	XBRL Taxonomy Extension Label Linkbase
101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase

*    Incorporated by reference
**  Compensatory plan or management contract
†    Filed herewith
††  Furnished herewith