Form 10-Q
period 2014-03-31
GRANITE CONSTRUCTION INC
filed 2014-04-30
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 23, 2014.

Class	Outstanding
Common Stock, $0.01 par value	39,101,185

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)
	March 31, 2014	December 31, 2013	March 31, 2013
ASSETS
Current assets
Cash and cash equivalents ($27,612, $38,800 and $98,738 related to consolidated construction joint ventures (“CCJVs”))	$205,780	$229,121	$260,773
Short-term marketable securities	41,143	49,968	44,841
Receivables, net ($39,014, $38,372 and $47,040 related to CCJVs)	245,281	313,598	260,231
Costs and estimated earnings in excess of billings	53,311	33,306	48,428
Inventories	77,407	62,474	66,291
Real estate held for development and sale	11,742	12,478	50,303
Deferred income taxes	55,874	55,874	36,687
Equity in construction joint ventures	168,045	162,673	171,265
Other current assets	40,142	30,711	37,401
Total current assets	898,725	950,203	976,220
Property and equipment, net ($19,801, $22,216 and $39,486 related to CCJVs)	432,398	436,859	477,666
Long-term marketable securities	65,969	67,234	57,958
Investments in affiliates	33,336	32,480	30,742
Goodwill	53,799	53,799	53,593
Other noncurrent assets	76,944	76,580	82,531
Total assets	$1,561,171	$1,617,155	$1,678,710

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$21	$21	$8,353
Current maturities of non-recourse debt	1,226	1,226	4,132
Accounts payable ($22,136, $16,937 and $26,354 related to CCJVs)	141,241	160,706	169,940
Billings in excess of costs and estimated earnings ($43,087, $60,185 and $71,821 related to CCJVs)	125,618	138,375	124,609
Accrued expenses and other current liabilities ($7,074, $11,299 and $8,983 related to CCJVs)	193,307	197,242	188,685
Total current liabilities	461,413	497,570	495,719
Long-term debt	270,127	270,127	270,148
Long-term non-recourse debt	6,435	6,741	7,628
Other long-term liabilities	48,662	48,580	49,231
Deferred income taxes	9,803	7,793	8,055
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding 39,098,549 shares as of March 31, 2014, 38,917,728 shares as of December 31, 2013 and 38,810,255 shares as of March 31, 2013	391	389	388
Additional paid-in capital	126,937	126,449	118,265
Retained earnings	629,443	655,102	685,023
Total Granite Construction Incorporated shareholders’ equity	756,771	781,940	803,676
Non-controlling interests	7,960	4,404	44,253
Total equity	764,731	786,344	847,929
Total liabilities and equity	$1,561,171	$1,617,155	$1,678,710
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)
Three Months Ended March 31,	2014	2013
Revenue
Construction	$157,040	$177,119
Large Project Construction	187,336	171,714
Construction Materials	35,449	29,750
Real Estate	22	121
Total revenue	379,847	378,704
Cost of revenue
Construction	147,896	163,918
Large Project Construction	171,543	148,993
Construction Materials	39,000	35,724
Real Estate	—	11
Total cost of revenue	358,439	348,646
Gross profit	21,408	30,058
Selling, general and administrative expenses	49,247	57,161
Gain on sales of property and equipment	894	1,087
Operating loss	(26,945)	(26,016)
Other income (expense)
Interest income	479	129
Interest expense	(3,599)	(3,646)
Equity in income (loss) of affiliates	791	(423)
Other (expense) income, net	(51)	1,103
Total other expense	(2,380)	(2,837)
Loss before benefit from income taxes	(29,325)	(28,853)
Benefit from income taxes	(8,064)	(9,027)
Net loss	(21,261)	(19,826)
Amount attributable to non-controlling interests	708	(2,156)
Net loss attributable to Granite Construction Incorporated	$(20,553)	$(21,982)

Net loss per share attributable to common shareholders (see Note 11)
Basic	$(0.53)	$(0.57)
Diluted	$(0.53)	$(0.57)
Weighted average shares of common stock
Basic	38,951	38,610
Diluted	38,951	38,610
Dividends per common share	$0.13	$0.13
 The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)
Three Months Ended March 31,	2014	2013
Operating activities
Net loss	$(21,261)	$(19,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	15,832	15,970
Gain on sales of property and equipment	(894)	(1,087)
Change in deferred income tax	1,613	—
Stock-based compensation	4,095	5,386
Equity in net income from unconsolidated joint ventures	(2,562)	(17,018)
Changes in assets and liabilities:
Receivables	68,383	63,694
Costs and estimated earnings in excess of billings, net	(43,318)	(38,099)
Inventories	(14,933)	(6,506)
Contributions to unconsolidated construction joint ventures	—	(16,208)
Distributions from unconsolidated construction joint ventures	6,880	1,820
Other assets, net	(10,167)	(6,505)
Accounts payable	(19,629)	(33,159)
Accrued expenses and other current liabilities, net	(3,816)	(3,115)
Net cash used in operating activities	(19,777)	(54,653)
Investing activities
Purchases of marketable securities	(10,000)	(14,975)
Maturities of marketable securities	5,000	20,000
Proceeds from sale of marketable securities	15,000	5,000
Purchases of property and equipment	(10,375)	(9,956)
Proceeds from sales of property and equipment	1,360	3,417
Other investing activities, net	39	(57)
Net cash provided by investing activities	1,024	3,429
Financing activities
Cash dividends paid	(5,083)	(5,045)
Purchases of common stock	(4,278)	(4,907)
Contributions from non-controlling partners, net	4,278	—
Other financing activities, net	495	(41)
Net cash used in financing activities	(4,588)	(9,993)
Decrease in cash and cash equivalents	(23,341)	(61,217)
Cash and cash equivalents at beginning of period	229,121	321,990
Cash and cash equivalents at end of period	$205,780	$260,773

Supplementary Information
Cash paid during the period for:
Interest	$624	$276
Income taxes	1,551	1,272
Other non-cash activities:
Performance guarantees	$(438)	$23,590
Non-cash investing and financing activities:
Restricted stock units issued, net of forfeitures	$6,273	$13,402
Accrued cash dividends	5,083	5,045
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” “Company” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at March 31, 2014 and 2013 and the results of our operations and cash flows for the periods presented. The December 31, 2013 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.
We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements. Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.
Certain reclassifications have been made to historical financial data on our condensed consolidated statements of cash flows to conform to our current year presentation. Historically, cash flows used in or provided by unconsolidated construction joint ventures were presented as one line item within operating cash flows. To improve transparency in the related balance sheet accounts, we have now presented separately the significant activity for the periods presented. In addition to the above, we reclassified $23.6 million related to performance guarantees for the three months ended March 31, 2013 out of the equity in construction joint ventures and accrued expenses and other current liabilities, net to the non-cash supplemental table of the condensed consolidated statement of cash flows. These changes did not impact total cash used in or provided by operating, investing or financing activities. The following table summarizes these changes (in thousands):

	As Reported	Reclassifications	Adjusted
Three months ended	March 31, 2013
Equity in net income from unconsolidated joint ventures	$—	$(17,018)	$(17,018)
Equity in construction joint ventures	(64,874)	64,874	—
Costs and estimated earnings in excess of billings, net	(29,395)	(8,704)	(38,099)
Contributions to unconsolidated construction joint ventures	—	(16,208)	(16,208)
Distributions from unconsolidated construction joint ventures	—	1,820	1,820
Accounts payable	(31,985)	(1,174)	(33,159)
Accrued expenses and other current liabilities, net	20,475	(23,590)	(3,115)
Total	$(105,779)	$—	$(105,779)

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Revisions in Estimates
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
For the majority of our contracts, revenue in an amount equal to cost incurred is recognized prior to contracts reaching at least 25% completion, thus deferring the related profit. Except in the case of construction management, time and material and cost-plus agreements, it is our judgment that until a project reaches at least 25% completion, there may be insufficient information to determine the estimated profit on the project with a reasonable level of certainty. The gross profit impact from projects that reached the profit recognition threshold is not included in the tables below. During the three months ended March 31, 2014 and 2013, the initial gross profit impact from projects exceeding the threshold was $4.0 million and $4.5 million, respectively.
Construction
There were two revisions in estimates that individually had an impact of $1.0 million or more on gross profit for the three months ended March 31, 2014. The impact to gross profit was a $3.5 million decrease due to additional costs and lower productivity than originally anticipated. There were no revisions in estimates, either increases or decreases, that individually had an impact of $1.0 million or more on gross profit during the three months ended March 31, 2013.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Large Project Construction

The net changes in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit were net increases of $8.2 million and $9.2 million for the three months ended March 31, 2014 and 2013, respectively. Amounts attributable to non-controlling interests were $0.7 million and $1.7 million for the three months ended March 31, 2014 and 2013, respectively. The projects are summarized as follows:
Increases

	Three Months Ended March 31,
(dollars in millions)	2014	2013
Number of projects with upward estimate changes	5	3
Range of increase in gross profit from each project, net	$1.3 - 7.9	$1.9 - 7.8
Increase on project profitability	$16.1	$16.1
The increases during the three months ended March 31, 2014 were due to settlement of outstanding issues with contract owners and a vendor, and owner-directed scope changes. The increases during the three months ended March 31, 2013 were due to lower than anticipated construction costs and resolution of project uncertainties.
Decreases

	Three Months Ended March 31,
(dollars in millions)	2014	2013
Number of projects with downward estimate changes	2	2
Range of reduction in gross profit from each project, net	$3.4 - 4.5	$2.4 - 4.5
Decrease on project profitability	$7.9	$6.9
The decreases during the three months ended March 31, 2014 were due to additional costs and lower productivity than originally anticipated. The decreases during the three months ended March 31, 2013 were due to higher than anticipated costs.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Marketable Securities

All marketable securities were classified as held-to-maturity for the dates presented and the carrying amounts of held-to-maturity securities were as follows:

(in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
U.S. Government and agency obligations	$6,157	$10,000	$6,169
Commercial paper	34,986	39,968	29,976
Municipal bonds	—	—	8,696
Total short-term marketable securities	41,143	49,968	44,841
U.S. Government and agency obligations	65,969	67,234	57,958
Total long-term marketable securities	65,969	67,234	57,958
Total marketable securities	$107,112	$117,202	$102,799

Scheduled maturities of held-to-maturity investments were as follows (in thousands):

March 31, 2014
Due within one year	$41,143
Due in one to five years	65,969
Total	$107,112

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Fair Value Measurement

Fair value accounting standards describe three levels that may be used to measure fair value:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

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
The following tables summarize assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

March 31, 2014	Fair Value Measurement at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$49,770	$—	$—	$49,770
Total assets	$49,770	$—	$—	$49,770

December 31, 2013	Fair Value Measurement at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$89,336	$—	$—	$89,336
Total assets	$89,336	$—	$—	$89,336

March 31, 2013	Fair Value Measurement at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$160,845	$—	$—	$160,845
Held-to-maturity commercial paper	4,999	—	—	4,999
Total assets	$165,844	$—	$—	$165,844

A reconciliation of cash equivalents to consolidated cash and cash equivalents is as follows:

(in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Cash equivalents	$49,770	$89,336	$165,844
Cash	156,010	139,785	94,929
Total cash and cash equivalents	$205,780	$229,121	$260,773

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets are as follows:

		March 31, 2014		December 31, 2013		March 31, 2013
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities[1]	Level 1	$107,112	$106,864	$117,202	$116,915	$102,799	$102,872
Liabilities (including current maturities):
Senior notes payable[2]	Level 3	$200,000	$226,503	$200,000	$225,865	$208,333	$242,071
Credit Agreement loan[2]	Level 3	70,000	69,368	70,000	69,601	70,000	70,568
1Held-to-maturity marketable securities are periodically assessed for other-than-temporary impairment.
2The fair values of the senior notes payable and Credit Agreement (defined in Note 10) loan are based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk.

The carrying values of receivables, other current assets, and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these instruments. In addition, the fair value of non-recourse debt measured using Level 3 inputs approximates its carrying value due to its relative short-term nature and competitive interest rates. During the three months ended March 31, 2014 and 2013, we did not record any fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.
In March 2014, we entered into an interest rate swap with a notional amount of $100.0 million which matures in June 2018 to convert the interest rate of our 2019 Notes (defined in Note 10) from a fixed rate of 6.11% to a floating rate of 4.15% plus six-month LIBOR. The interest rate swap is reported at fair value using Level 2 inputs, and gains or losses, which were not material for the three months ended March 31, 2014, are recorded in other (expense) income, net in our condensed consolidated statement of operations.

5.	Receivables, net

(in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Construction contracts:
Completed and in progress	$142,289	$193,538	$145,511
Retentions	69,574	73,103	87,451
Total construction contracts	211,863	266,641	232,962
Construction material sales	23,790	36,813	20,782
Other	12,212	12,657	9,486
Total gross receivables	247,865	316,111	263,230
Less: allowance for doubtful accounts	2,584	2,513	2,999
Total net receivables	$245,281	$313,598	$260,231

Receivables include amounts billed and billable to clients for services provided and/or according to contract terms as of the end of the applicable period and do not bear interest. Certain contracts include provisions that permit us to submit invoices in advance of providing services and, to the extent not collected, they are included in receivables. Other contracts include provisions that permit us to submit invoices based on the passage of time, achievement of milestones or completion of the project. To the extent the related costs have not been billed, the contract balance is included in costs and estimated earnings in excess of billings on the condensed consolidated balance sheets. Included in other receivables at March 31, 2014, December 31, 2013 and March 31, 2013 were items such as notes receivable, fuel tax refunds and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates.
Financing receivables consisted of long-term notes receivable and retentions receivable. As of March 31, 2014, December 31, 2013, and March 31, 2013 long-term notes receivable outstanding were $1.2 million, $1.3 million and $1.8 million, respectively. The balance primarily related to loans made to employees and was included in other noncurrent assets in our condensed consolidated balance sheets.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Certain construction contracts include retainage provisions. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the contract by the owners. No such receivables individually exceeded 10% of total net receivables at any of the presented dates. As of March 31, 2014, the majority of the retentions receivable are expected to be collected within one year.
We segregate our retention receivables into two categories: escrow and non-escrow. The balances in each category were as follows:

(in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Escrow	$25,603	$25,124	$39,290
Non-escrow	43,971	47,979	48,161
Total retention receivables	$69,574	$73,103	$87,451

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

•
Local - these customers include local agencies such as cities, counties and other local municipal agencies. The risk of not collecting on these accounts is small; however, we have experienced occasional delays in payment as some local agencies have struggled with budget issues.

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

The following table summarizes the amount of our non-escrow retention receivables within each category:

(in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Federal	$2,108	$2,878	$2,926
State	4,275	5,579	2,440
Local	28,587	31,122	30,991
Private	9,001	8,400	11,804
Total	$43,971	$47,979	$48,161

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

March 31, 2014	Current	1 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$2,054	$36	$18	$2,108
State	3,234	438	603	4,275
Local	22,744	836	5,007	28,587
Private	7,309	1,177	515	9,001
Total	$35,341	$2,487	$6,143	$43,971

December 31, 2013	Current	1 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$2,843	$13	$22	$2,878
State	4,919	326	334	5,579
Local	24,705	1,024	5,393	31,122
Private	6,817	287	1,296	8,400
Total	$39,284	$1,650	$7,045	$47,979

March 31, 2013	Current	1 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$2,660	$156	$110	$2,926
State	1,388	397	655	2,440
Local	23,003	2,541	5,447	30,991
Private	9,744	1,609	451	11,804
Total	$36,795	$4,703	$6,663	$48,161

Federal, state and local agencies generally require several approvals to release payments, and these approvals often take over 90 days past contractual due dates to obtain. Amounts past due from government agencies primarily result from delays caused by paperwork processing and/or obtaining proper agency approvals rather than lack of funds, which was the case with the majority of local agencies with past due balances as of March 31, 2014. We generally receive payment within one year of owner acceptance. As of March 31, 2014, December 31, 2013 and March 31, 2013, our allowance for doubtful accounts contained no material provision related to non-escrow retention receivables as we determined there were no significant collectibility issues.

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
At March 31, 2014, there was approximately $4.2 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $1.2 billion represented our share and the remaining $3.0 billion represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.

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
We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three months ended March 31, 2014, we determined no change was required for existing construction joint ventures.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Construction Joint Ventures

The carrying amounts and classification of assets and liabilities of construction joint ventures we are required to consolidate are included in our condensed consolidated balance sheets as follows:

(in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Cash and cash equivalents[1]	$27,612	$38,800	$98,738
Receivables, net	39,014	38,372	47,040
Other current assets	4,624	4,778	3,867
Total current assets	71,250	81,950	149,645
Property and equipment, net	19,801	22,216	39,486
Total assets[2]	$91,051	$104,166	$189,131

Accounts payable	$22,136	$16,937	$26,354
Billings in excess of costs and estimated earnings[1]	43,087	60,185	71,821
Accrued expenses and other current liabilities	7,074	11,299	8,983
Total liabilities[2]	$72,297	$88,421	$107,158
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

At March 31, 2014, we were engaged in four active consolidated construction joint venture projects with total contract values ranging from $0.4 million to $337.4 million. Our share of revenue remaining to be recognized on these consolidated joint ventures ranged from $0.1 million to $59.6 million. Our proportionate share of the equity in these joint ventures was between 51.0% and 65.0%. During the three months ended March 31, 2014 and 2013, total revenue from consolidated construction joint ventures was $32.1 million and $18.3 million, respectively. Total cash used in consolidated construction joint venture operations was $22.5 million and $6.6 million during the three months ended March 31, 2014 and 2013, respectively.

Unconsolidated Construction Joint Ventures

We account for our share of construction joint ventures that we are not required to consolidate on a pro rata basis in the condensed consolidated statements of operations and as a single line item on the condensed consolidated balance sheets. As of March 31, 2014, these unconsolidated joint ventures were engaged in eleven active construction projects with total contract values ranging from $40.0 million to $3.1 billion. Our proportionate share of the equity in these unconsolidated joint ventures ranged from 20.0% to 50.0%. As of March 31, 2014, our share of the revenue remaining to be recognized on these unconsolidated joint ventures ranged from $0.3 million to $591.1 million.
As of March 31, 2014, one of our unconsolidated construction joint ventures was located in Canada and, therefore, the associated disclosures throughout this footnote include amounts that were translated from Canadian dollars to U.S. dollars using the spot rate in effect as of the reporting date for balance sheet items, and the average rate in effect during the reporting period for the results of operations. The associated foreign currency translation adjustments did not have a material impact on the condensed consolidated financial statements for any of the dates or periods presented.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Assets:
Cash and cash equivalents[1]	$240,486	$385,094	$401,746
Other assets	581,842	523,827	333,554
Less partners’ interest	542,114	612,530	466,690
Granite’s interest	280,214	296,391	268,610
Liabilities:
Accounts payable	131,441	155,985	103,050
Billings in excess of costs and estimated earnings[1]	189,979	245,341	226,269
Other liabilities	69,745	104,152	6,961
Less partners’ interest	278,996	371,760	238,935
Granite’s interest	112,169	133,718	97,345
Equity in construction joint ventures	$168,045	$162,673	$171,265
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

	Three Months Ended March 31,
(in thousands)	2014	2013
Revenue:
Total	$349,167	$225,304
Less partners’ interest[1]	259,857	153,704
Granite’s interest	89,310	71,600
Cost of revenue:
Total	297,461	158,695
Less partners’ interest[1]	210,906	104,333
Granite’s interest	86,555	54,362
Granite’s interest in gross profit	$2,755	$17,238
1Partners’ interest represents amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies.
During the three months ended March 31, 2014 and 2013, the net income of unconsolidated construction joint ventures was $51.0 million and $66.0 million, respectively, of which our share was $2.6 million and $17.0 million, respectively.

Line Item Joint Ventures

The revenue for each line item joint venture partner’s discrete items of work is defined in the contract with the project owner and each venture partner bears the profitability risk associated with its own work. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We include only our portion of these contracts in our condensed consolidated financial statements. As of March 31, 2014, we had four active line item joint venture construction projects with total contract values ranging from $42.4 million to $74.7 million of which our portion ranged from $23.6 million to $62.1 million. As of March 31, 2014, our share of revenue remaining to be recognized on these line item joint ventures ranged from $0.4 million to $16.5 million.

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
We have determined that certain of these joint ventures are consolidated because they are VIEs and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three months ended March 31, 2014 and 2013, we determined no change was required for existing real estate ventures.
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
GLC receives authorization to provide additional financial support for certain of its real estate entities in increments to address changes in business plans. During the three months ended March 31, 2014, GLC did not increase its authorized financial support, and during the three months ended March 31, 2013 was authorized to increase its financial support to one consolidated real estate entity by $5.9 million to meet existing debt obligations. As of March 31, 2014, $2.2 million of the total authorized investment had yet to be contributed to the consolidated entity.
To determine if impairment charges should be recognized, the carrying amount of each real estate development project is reviewed on a quarterly basis. Based on our quarterly evaluations of each project’s business plan, we recorded no material impairment charges to our real estate development projects or investments during the three months ended March 31, 2014 and 2013.
During 2013, we concluded the majority of our 2010 Enterprise Improvement Plan (“EIP”) which included the impairment and the planned orderly divestiture of our real estate investment business consistent with our strategy to focus on our core business. Consequently, during 2013 we recorded impairment charges on certain real estate assets in accordance with our EIP. When real estate assets which we continue to have a financial interest are sold, we may recognize additional restructuring charges or gains; however, we do not expect these charges or gains to be material to our consolidated financial statements. No restructuring charges were recorded during the three months ended March 31, 2014 and 2013, and an immaterial restructuring gain was recorded during the three months ended March 31, 2013.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Real Estate Entities
As of March 31, 2014, December 31, 2013 and March 31, 2013, real estate held for development and sale associated with consolidated real estate entities included in our condensed consolidated balance sheets was $11.7 million, $12.5 million and $50.3 million, respectively. Non-recourse debt, including current maturities, associated with these entities was $7.7 million, $8.0 million and $11.8 million as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively. All other amounts associated with these entities were insignificant as of the dates presented. Residential real estate held for development and sale in Washington State was $11.6 million as of both March 31, 2014 and December 31, 2013, and was $40.4 million as of March 31, 2013. The remaining balances were in various commercial projects in California and Texas.
Investments in Affiliates
Our investments in affiliates balance consists of the following:

(in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Equity method investments in real estate affiliates	$22,353	$21,392	$19,979
Equity method investments in other affiliates	10,983	11,088	10,763
Total investments in affiliates	$33,336	$32,480	$30,742
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
The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Total assets	$172,763	$173,988	$160,133
Net assets	95,561	99,444	90,605
Granite’s share of net assets	33,336	32,480	30,742

The equity method investments in real estate included $15.9 million, $14.9 million and $14.2 million in residential real estate in Texas as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively. The remaining balances were in commercial real estate in Texas. Of the $172.8 million in total assets as of March 31, 2014, real estate entities had total assets ranging from $2.7 million to $54.0 million and non-real estate entities had total assets ranging from $0.3 million to $24.8 million. As of each of the periods presented, the most significant non-real estate equity method investment was a 50% interest in a limited liability company which owns and operates an asphalt terminal and operates an emulsion plant in Nevada.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Property and Equipment, net

Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net on our condensed consolidated balance sheets as follows:

(in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Equipment and vehicles	$770,266	$765,971	$760,717
Quarry property	170,442	170,442	180,506
Land and land improvements	120,092	119,917	125,301
Buildings and leasehold improvements	83,994	83,494	83,733
Office furniture and equipment	70,826	70,156	68,232
Property and equipment	1,215,620	1,209,980	1,218,489
Less: accumulated depreciation and depletion	783,222	773,121	740,823
Property and equipment, net	$432,398	$436,859	$477,666

9.	Intangible Assets

Indefinite-lived Intangible Assets:

Indefinite-lived intangible assets primarily consist of goodwill and use rights. Use rights of $0.4 million are included in other noncurrent assets on our condensed consolidated balance sheets as of March 31, 2014, December 31, 2013 and March 31, 2013.

The following table presents the goodwill balance by reporting segment:

(in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Construction	$29,260	$29,260	$28,297
Large Project Construction	22,593	22,593	23,182
Construction Materials	1,946	1,946	2,114
Total goodwill	$53,799	$53,799	$53,593

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amortized Intangible Assets:

Following is the breakdown of our amortized intangible assets that are included in other noncurrent assets on our condensed consolidated balance sheets:

March 31, 2014		Accumulated
(in thousands)	Gross Value	Amortization	Net Book Value
Permits	$29,713	$(12,273)	$17,440
Trade name	4,100	(539)	3,561
Customer lists	4,398	(2,564)	1,834
Acquired backlog	7,900	(6,962)	938
Covenants not to compete and other	2,459	(2,424)	35
Total amortized intangible assets	$48,570	$(24,762)	$23,808

December 31, 2013		Accumulated
(in thousands)	Gross Value	Amortization	Net Book Value
Permits	$29,713	$(11,992)	$17,721
Trade name	4,100	(432)	3,668
Customer lists	4,398	(2,491)	1,907
Acquired backlog	7,900	(6,835)	1,065
Covenants not to compete and other	2,459	(2,408)	51
Total amortized intangible assets	$48,570	$(24,158)	$24,412

March 31, 2013		Accumulated
(in thousands)	Gross Value	Amortization	Net Book Value
Permits	$29,713	$(11,149)	$18,564
Acquired backlog	7,900	(1,707)	6,193
Trade name	4,100	(108)	3,992
Customer lists	4,398	(2,271)	2,127
Covenants not to compete and other	2,459	(2,316)	143
Total amortized intangible assets	$48,570	$(17,551)	$31,019
Amortization expense related to amortized assets for the three months ended March 31, 2014 and 2013 was $0.6 million and $2.2 million, respectively. Based on the amortized assets balance at March 31, 2014, amortization expense expected to be recorded in the future is as follows: $2.1 million for the remainder of 2014; $2.1 million in 2015; $1.8 million in 2016; $1.7 million in 2017; $1.7 million in 2018; and $14.4 million thereafter.

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
As of March 31, 2014, we were in compliance with the covenants contained in our note purchase agreements governing our senior notes payable (“2019 NPA”) and our $215.0 million committed revolving credit facility, with a sublimit for letters of credit of $100.0 million (“Credit Agreement”), as well as the debt agreements related to our consolidated real estate entities. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.

11.	Weighted Average Shares Outstanding and Earnings Per Share

A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net loss per share in the accompanying condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
(in thousands)	2014	2013
Weighted average shares outstanding:
Weighted average common stock outstanding	38,951	38,734
Less: weighted average unvested restricted stock outstanding	—	124
Total basic weighted average shares outstanding	38,951	38,610

Diluted weighted average shares outstanding:
Weighted average common stock outstanding, basic	38,951	38,610
Effect of dilutive securities:
Common stock options and restricted stock units[1]	—	—
Total weighted average shares outstanding assuming dilution	38,951	38,610
1Due to the net loss for the three months ended March 31, 2014 and 2013, restricted stock units and common stock options representing approximately 799,000 and 768,000 shares, respectively, have been excluded from the number of shares used in calculating diluted net loss per share for the respective periods, as their inclusion would be antidilutive.

Earnings Per Share

We calculate earnings per share (“EPS”) under the two-class method by allocating earnings to both common shares and unvested restricted stock which are considered participating securities. However, net losses are not allocated to participating securities for purposes of computing EPS under the two-class method.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Equity

The following tables summarize our equity activity for the periods presented:

(in thousands)	Granite Construction Incorporated	Non-controlling Interests	Total Equity
Balance at December 31, 2013	$781,940	$4,404	$786,344
Purchase of common stock[1]	(4,278)	—	(4,278)
Other transactions with shareholders[3]	4,745	—	4,745
Transactions with non-controlling interests, net	—	4,264	4,264
Net loss	(20,553)	(708)	(21,261)
Dividends on common stock	(5,083)	—	(5,083)
Balance at March 31, 2014	$756,771	$7,960	$764,731

(in thousands)
Balance at December 31, 2012	$829,953	$41,905	$871,858
Purchase of common stock[2]	(4,907)	—	(4,907)
Other transactions with shareholders[3]	5,657	—	5,657
Transactions with non-controlling interests, net	—	192	192
Net (loss) income	(21,982)	2,156	(19,826)
Dividends on common stock	(5,045)	—	(5,045)
Balance at March 31, 2013	$803,676	$44,253	$847,929
1Represents 110,000 shares purchased in connection with employee tax withholding for shares/units granted under our Amended and Restated 1999 Equity Incentive Plan.
2Represents 165,000 shares purchased in connection with employee tax withholding for shares/units granted under our Amended and Restated 1999 Equity Incentive Plan.
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
We record liabilities in our condensed consolidated balance sheets representing our estimated liabilities relating to legal proceedings and government inquiries to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable. The aggregate liabilities recorded as of March 31, 2014, December 31, 2013 and March 31, 2013 related to these matters were approximately $11.1 million, $16.3 million and $9.9 million, respectively, and were primarily included in accrued expenses and other current liabilities on our condensed consolidated balance sheets. Some of the matters in which we or our affiliates are involved may involve compensatory, punitive, or other claims or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that are not probable to be incurred or cannot currently be reasonably estimated. In addition, in some circumstances our government contracts could be terminated, we could be suspended or debarred, or payment of our costs could be disallowed. While any of our pending legal proceedings may be subject to early resolution as a result of our ongoing efforts to settle, whether or when any legal proceeding will be resolved through settlement is neither predictable nor guaranteed. Accordingly, it is possible that future developments in such proceedings and inquiries could require us to (i) adjust existing accruals, or (ii) record new accruals that we did not originally believe to be probable or that could not be reasonably estimated. Such changes could be material to our financial condition, results of operations and/or cash flows in any particular reporting period. In addition to matters that are considered probable for which the loss can be reasonably estimated, we also disclose certain matters where the loss is considered reasonably possible and is reasonably estimable. Except as noted below, we believe the aggregate range of possible loss related to matters considered reasonably possible was not material as of March 31, 2014. Our view as to such matters could change in future periods.
Investigation Related to Grand Avenue Project Disadvantaged Business Enterprise (“DBE”) Issues: On March 6, 2009, the U.S. Department of Transportation, Office of Inspector General served upon our wholly-owned subsidiary, Granite Construction Northeast, Inc. (“Granite Northeast”), a United States District Court, Eastern District of New York Grand Jury subpoena to produce documents. The subpoena sought all documents pertaining to the use of a DBE firm (the “Subcontractor”), and the Subcontractor’s use of a non-DBE subcontractor/consultant, on the Grand Avenue Bus Depot and Central Maintenance Facility for the Borough of Queens Project (the “Grand Avenue Project”), a Granite Northeast project, that began in 2004 and was substantially complete in 2008. The subpoena also sought any documents regarding the use of the Subcontractor as a DBE on any other projects and any other documents related to the Subcontractor or to the subcontractor/consultant. Granite Northeast produced the requested documents, together with other requested information. Subsequently, Granite Northeast was informed by the Department of Justice (“DOJ”) that it is a subject of an investigation, along with others, and that the DOJ believes that Granite Northeast’s claim of DBE credit for the Subcontractor was improper. In addition to the documents produced in response to the Grand Jury subpoena, Granite Northeast has provided requested information to the DOJ, along with other federal and state agencies (the “Agencies”) concerning other DBE entities for which Granite Northeast has historically claimed DBE credit. The Agencies have informed Granite Northeast that they believe that the claimed DBE credit taken for some of those other DBE entities was improper. Granite Northeast has met several times since January 2013 with Assistant United States Attorneys and the Agencies’ representatives to discuss the status of the government’s criminal investigation of the Grand Avenue Project participants, including Granite Northeast, and for Granite Northeast and the Agencies to discuss their respective positions on, and potential resolution of, the issues raised in the investigation. As a result of this investigation, Granite Northeast is subject to potential civil, criminal, and/or administrative penalties or sanctions, as well as certain costs related to future DBE compliance activities. Granite believes that the incurrence of some form of penalty or sanction is probable, and has therefore recorded what it believes to be the most likely amount of liability it may incur in its condensed consolidated balance sheet as of March 31, 2014. Granite believes that it is reasonably possible that it may incur liability in relation to this matter that is in excess of such accrual; however, it is not possible to reasonably estimate the amount or range of any such excess. The resolution of the matters under investigation could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations and/or liquidity.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Business Segment Information

Our reportable segments are: Construction, Large Project Construction, Construction Materials and Real Estate.
The Construction segment performs various construction projects with a large portion of the work focused on new construction and improvement of streets, roads, highways, bridges, site work, underground, power related facilities, utilities and other infrastructure projects. These projects are typically bid-build projects completed within two years with a contract value of less than $75 million.
The Large Project Construction segment focuses on large, complex infrastructure projects which typically have a longer duration than our Construction segment work. These projects include major highways, mass transit facilities, bridges, tunnels, waterway locks and dams, pipelines, canals, power related facilities, utilities and airport infrastructure. This segment primarily includes bid-build, design-build, construction management/general contractor contracts, and various contract methods relating to public, private partnerships, generally with contract values in excess of $75 million.
The Construction Materials segment mines and processes aggregates and operates plants that produce construction materials for internal use and for sale to third parties.
The Real Estate segment develops, operates, and sells real estate related projects and provides real estate services for the Company’s operations. The Real Estate segment’s current portfolio consists of residential, retail and office site development projects for sale to home and commercial property developers in Washington and California. During 2013, we concluded the majority of our 2010 EIP which included the impairment and the planned orderly divestiture of our real estate investment business consistent with our strategy to focus on our core business. Consequently, during 2013 we recorded impairment charges on certain real estate assets in accordance with our EIP. When real estate assets which we continue to have a financial interest are sold, we may recognize additional restructuring charges or gains; however, we do not expect these charges or gains to be material to our consolidated financial statements. No restructuring charges were recorded during the three months ended March 31, 2014 and 2013 and an immaterial gain was recorded during the three months ended March 31, 2013.
The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies contained in our 2013 Annual Report on Form 10-K. We evaluate segment performance based on gross profit or loss, and do not include selling, general and administrative expenses nor non-operating income or expense. Segment assets include property and equipment, intangibles, goodwill, inventory, equity in construction joint ventures and real estate held for development and sale.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized segment information is as follows:

	Three Months Ended March 31,
(in thousands)	Construction	Large Project Construction	Construction Materials	Real Estate	Total
2014
Total revenue from reportable segments	$157,040	$187,336	$42,087	$22	$386,485
Elimination of intersegment revenue	—	—	(6,638)	—	(6,638)
Revenue from external customers	157,040	187,336	35,449	22	379,847
Gross profit (loss)	9,144	15,793	(3,551)	22	21,408
Depreciation, depletion and amortization	4,015	3,204	5,098	—	12,317
Segment assets	147,232	238,519	318,203	11,742	715,696
2013
Total revenue from reportable segments	$177,119	$171,714	$38,389	$121	$387,343
Elimination of intersegment revenue	—	—	(8,639)	—	(8,639)
Revenue from external customers	177,119	171,714	29,750	121	378,704
Gross profit (loss)	13,201	22,721	(5,974)	110	30,058
Depreciation, depletion and amortization	5,659	1,976	5,565	—	13,200
Segment assets	161,483	234,106	352,874	50,303	798,766

A reconciliation of segment gross profit to consolidated loss before benefit from income taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2014	2013
Total gross profit from reportable segments	$21,408	$30,058
Selling, general and administrative expenses	(49,247)	(57,161)
Gain on sales of property and equipment	894	1,087
Other expense	(2,380)	(2,837)
Loss before benefit from income taxes	$(29,325)	$(28,853)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are one of the largest diversified heavy civil contractors and construction materials producers in the United States, engaged in the construction and improvement of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, trenchless and underground utilities, power related facilities, utilities, tunnels, dams and other infrastructure-related projects. We own aggregate reserves and plant facilities to produce construction materials for use in our construction business and for sale to third parties. We also operate a real estate investment business that we have been divesting of over the past three years as part of our 2010 Enterprise Improvement Plan (“EIP”). Our permanent offices are located in Alaska, Arizona, California, Colorado, Florida, Illinois, Nevada, New York, Texas, Utah and Washington. We have four reportable business segments: Construction, Large Project Construction, Construction Materials and Real Estate (see Note 14 of “Notes to the Condensed Consolidated Financial Statements”).
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
In addition to business segments, we review our business by operating groups and by public and private market sectors. Our operating groups are defined as follows: 1) California; 2) Northwest, which primarily includes offices in Alaska, Arizona, Nevada, Utah and Washington; 3) Heavy Civil, which primarily includes offices in California, Florida, New York and Texas; and 4) Kenny, which primarily includes offices in Colorado and Illinois. Each of these operating groups may include financial results from our Construction and Large Project Construction segments. A project’s results are reported in the operating group that is responsible for the project, not necessarily the geographic area where the work is located. In some cases, the operations of an operating group include the results of work performed outside of that geographic region. Our California and Northwest operating groups include financial results from our Construction Materials segment.
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

Current Economic Environment and Outlook

Resolution of long-term federal funding issues for public sector infrastructure is at a critical juncture. The current federal highway bill expires in September of 2014. Unless Congress takes action, the Highway Trust Fund is estimated to be insolvent by late summer. Strong attention is needed from Congress to provide the long-term stability of a new highway bill. Funding and financing stability ultimately remains critical to driving progress on important infrastructure investment at the federal, state and local levels. Without resolution of these issues, the near and long-term recovery and growth expectations of the construction industry are at risk.
Executing on healthy backlog of $2.6 billion, our Construction and Large Project Construction segments are expected to deliver improved financial performance in 2014. The Construction business should perform consistent with the improvement in the economic and public funding environment in the Western states and local communities we serve. Our Large Project Construction segment is building momentum with a number of new projects expected to drive improved profitability late in 2014. Revenue from the Construction Materials segment is expected to remain stable, or increase slightly, and margins are expected to improve compared to 2013.
While we are encouraged by signs of recovery in the private sector, we continue to operate in a highly competitive bidding environment in many of our traditional markets. Timing of recovery is still difficult to determine. We expect to grow our portfolio of new work in 2014, as significant bidding opportunities, robust in Large Projects and abundant across many of our traditional and new end markets, are expected to provide opportunities for profitable growth.

Results of Operations

Our operations are typically affected by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. In addition, annual maintenance on our equipment and plants is typically performed during the first and fourth quarters, causing down time in many operations. Therefore, the results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

Comparative Financial Summary	Three Months Ended March 31,
(in thousands)	2014	2013
Total revenue	$379,847	$378,704
Gross profit	21,408	30,058
Operating loss	(26,945)	(26,016)
Total other expense	(2,380)	(2,837)
Amount attributable to non-controlling interests	708	(2,156)
Net loss attributable to Granite Construction Incorporated	(20,553)	(21,982)

Revenue

Total Revenue by Segment	Three Months Ended March 31,
(dollars in thousands)	2014		2013
Construction	$157,040	41.3%	$177,119	46.7%
Large Project Construction	187,336	49.4	171,714	45.4
Construction Materials	35,449	9.3	29,750	7.9
Real Estate	22	—	121	—
Total	$379,847	100.0%	$378,704	100.0%

Construction Revenue	Three Months Ended March 31,
(dollars in thousands)	2014		2013
California:
Public sector	$66,520	42.5%	$61,587	34.7%
Private sector	17,658	11.2	15,435	8.7
Northwest:
Public sector	22,423	14.3	26,392	14.9
Private sector	19,222	12.2	18,704	10.6
Heavy Civil:
Public sector	2,851	1.8	891	0.5
Private sector	—	—	812	0.5
Kenny:
Public sector	15,569	9.9	11,866	6.7
Private sector	12,797	8.1	41,432	23.4
Total	$157,040	100.0%	$177,119	100.0%

Construction revenue for the three months ended March 31, 2014 decreased by $20.1 million, or 11.3%, compared to the same period in 2013. The decrease in Construction revenues was primarily due to decreases in the Kenny private sector business attributable to ongoing projects nearing completion while new projects were just beginning. The decreases were partially offset by increases in the California and Kenny group public sectors due to progress made on existing jobs from entering the year with greater backlog.

Large Project Construction Revenue	Three Months Ended March 31,
(dollars in thousands)	2014		2013
California[1]	$17,239	9.2%	$25,094	14.6%
Northwest[1]	2,902	1.5	11,910	6.9
Heavy Civil[1]	141,983	75.9	124,267	72.4
Kenny
Public sector	18,188	9.7	10,443	6.1
Private sector	7,024	3.7	—	—
Total	$187,336	100.0%	$171,714	100.0%
1For the periods presented, Large Project Construction revenue was earned from the public sector.

Large Project Construction revenue for the three months ended March 31, 2014 increased by $15.6 million, or 9.1%, compared to the same period in 2013 due to progress on Heavy Civil and Kenny public and private sector jobs from entering the year with greater backlog. The increases were partially offset by decreases in the California and Northwest group revenues due to ongoing projects nearing completion.

Construction Materials Revenue	Three Months Ended March 31,
(dollars in thousands)	2014		2013
California	$24,446	69.0%	$20,561	69.1%
Northwest	11,003	31.0	9,189	30.9
Total	$35,449	100.0%	$29,750	100.0%

Construction Materials revenue for the three months ended March 31, 2014 increased by $5.7 million, or 19.2%, compared to the same period in 2013 primarily due to increased sales volumes associated with two sizable jobs and increased oil sales during 2014. Despite the increases in revenue, the construction materials business continues to be impacted by the weakness in the commercial and residential development markets.

Real Estate Revenue

Real Estate revenue remained relatively unchanged during the three months ended March 31, 2014 compared to the same period in 2013. Factors that contribute to fluctuations in revenue include national and local market conditions, entitlement status of properties and buyers access to capital.

Contract Backlog

Our contract backlog consists of the remaining unearned revenue on awarded contracts, including 100% of our consolidated joint venture contracts and our proportionate share of unconsolidated joint venture contracts. We generally include a project in our contract backlog at the time it is awarded and funding is in place. Certain federal government contracts where funding is appropriated on a periodic basis are included in contract backlog at the time of the award. Existing contracts that include unexercised contract options and unissued task orders under existing contracts are included in contract backlog as task orders are issued or options are exercised. Substantially all of the contracts in our contract backlog may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past.
The following tables illustrate our contract backlog as of the respective dates:

Total Contract Backlog by Segment
(dollars in thousands)	March 31, 2014		December 31, 2013		March 31, 2013
Construction	$786,458	30.6%	$681,415	27.0%	$740,259	30.8%
Large Project Construction	1,783,254	69.4	1,845,336	73.0	1,661,199	69.2
Total	$2,569,712	100.0%	$2,526,751	100.0%	$2,401,458	100.0%

Construction Contract Backlog
(dollars in thousands)	March 31, 2014		December 31, 2013		March 31, 2013
California:
Public sector	$369,812	47.0%	$387,251	56.9%	$328,552	44.4%
Private sector	78,703	10.0	33,365	4.9	38,676	5.2
Northwest:
Public sector	185,714	23.6	118,123	17.3	224,199	30.3
Private sector	28,053	3.6	21,418	3.1	20,268	2.7
Heavy Civil:
Public sector	44,727	5.7	46,972	6.9	1,973	0.3
Kenny:
Public sector	50,388	6.4	46,956	6.9	49,071	6.6
Private sector	29,061	3.7	27,330	4.0	77,520	10.5
Total	$786,458	100.0%	$681,415	100.0%	$740,259	100.0%

Construction contract backlog of $786.5 million at March 31, 2014 was $105.0 million, or 15.5%, higher than at December 31, 2013 and $46.2 million, or 6.3%, higher than at March 31, 2013. The increase from December 31, 2013 was primarily due to new awards, partially offset by progress on existing contracts. New awards during 2014 included a $60.7 million highway project in the Northwest group and a $36.9 million tunnel project in California. The increase from March 31, 2013 was primarily due to improved success rates on bidding activity in the California and Heavy Civil operating groups, partially offset by progress on existing projects in the Northwest and Kenny operating groups. Not included in Construction contract backlog as of March 31, 2014 is $113.8 million associated with Kenny underground contracts that will be booked into contract backlog as additional task orders are issued by the owners, the majority of which is expected to occur during 2014.

Large Project Construction Contract Backlog
(dollars in thousands)	March 31, 2014		December 31, 2013		March 31, 2013
California[1]	$46,923	2.6%	$55,593	3.0%	$77,133	4.6%
Northwest[1]	4,010	0.2	6,860	0.4	18,322	1.1
Heavy Civil[1]	1,422,246	79.8	1,445,849	78.4	1,360,996	82.0
Kenny:
Public sector[2]	141,427	7.9	161,361	8.7	204,748	12.3
Private sector	168,648	9.5	175,673	9.5	—	—
Total	$1,783,254	100.0%	$1,845,336	100.0%	$1,661,199	100.0%
1For all dates presented, Large Project Construction contract backlog was related to contracts with public agencies.
2As of March 31, 2014, December 31, 2013 and March 31, 2013, $53.9 million, $58.4 million and $70.7 million, respectively, of Kenny public sector contract backlog was translated from Canadian dollars to U.S. dollars at the spot rate in effect at the date of reporting.

Large Project Construction contract backlog of $1.8 billion at March 31, 2014 was $62.1 million, or 3.4%, lower than at December 31, 2013, and $122.1 million, or 7.4%, higher than at March 31, 2013. The decrease from December 31, 2013 was primarily due to progress on existing projects. The increase from March 31, 2013 included the award of a $296.0 million highway rebuild project in Texas and a $130.1 million highway reconstruction project in North Carolina, partially offset by progress on existing projects.
Non-controlling partners’ share of Large Project Construction contract backlog as of March 31, 2014, December 31, 2013, and March 31, 2013 was $48.6 million, $59.2 million and $96.2 million, respectively.

Gross Profit (Loss)

The following table presents gross profit (loss) by business segment for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Construction	$9,144	$13,201
Percent of segment revenue	5.8%	7.5%
Large Project Construction	15,793	22,721
Percent of segment revenue	8.4	13.2
Construction Materials	(3,551)	(5,974)
Percent of segment revenue	(10.0)	(20.1)
Real Estate	22	110
Percent of segment revenue	100.0	90.9
Total gross profit	$21,408	$30,058
Percent of total revenue	5.6%	7.9%

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

The following table presents revenue from projects that have not yet reached our profit recognition threshold:

	Three Months Ended March 31,
(in thousands)	2014	2013
Construction	$20,608	$10,056
Large Project Construction	64,916	10,839
Total revenue from contracts with deferred profit	$85,524	$20,895

When we experience significant changes in our estimates of costs to complete, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as revisions in estimates for the current period. In our review of these changes for the three months ended March 31, 2014 and 2013, we did not identify any material amounts that should have been recorded in a prior period.
Construction gross profit for the three months ended March 31, 2014 decreased $4.1 million, or 30.8%, compared to the same period in 2013. Construction gross profit as a percentage of segment revenue for the three months ended March 31, 2014 decreased to 5.8% from 7.5% in the same period in 2013.The decreases were primarily due to the reduction in revenue, reductions in revisions in estimates in the three months ended March 31, 2014 when compared to the same period in 2013 (see Note 2 of “Notes to the Consolidated Financial Statements”), impact from weather in the northeast, and an additional $10.6 million of revenue that did not meet the profit recognition threshold compared to 2013.
Large Project Construction gross profit for the three months ended March 31, 2014 decreased $6.9 million, or 30.5%, compared to the same period in 2013. Large Project Construction gross profit as a percentage of segment revenue for the three months ended March 31, 2014 decreased to 8.4% from 13.2% in the same period in 2013. The decreases were due to several projects that have completed or are nearing completion, as well as an additional $54.1 million of revenue from projects which have not yet reached the profit recognition threshold compared to 2013.
Construction Materials gross loss for the three months ended March 31, 2014 improved $2.4 million, or 40.6%, compared to the same period in 2013. Construction Materials gross loss as a percentage of segment revenue for the three months ended March 31, 2014 decreased to (10.0)% from (20.1)% in the same period in 2013. The decrease in gross loss was primarily due to sales volume increases attributable to a recovering private sector and stronger fundamentals in the public works market, as well as operating cost reductions in both the California and Northwest groups.
Real Estate gross profit remained relatively unchanged for the three months ended March 31, 2014 compared to the same period in 2013.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Selling
Salaries and related expenses	$11,189	$11,465
Other selling expenses	1,148	2,004
Total selling	12,337	13,469
General and administrative
Salaries and related expenses	16,685	18,724
Restricted stock amortization	5,490	6,960
Other general and administrative expenses	14,735	18,008
Total general and administrative	36,910	43,692
Total selling, general and administrative	$49,247	$57,161
Percent of revenue	13.0%	15.1%

Selling, general and administrative expenses for the three months ended March 31, 2014 decreased $7.9 million, or 13.9%, compared to the same period in 2013.
Selling Expenses
Selling expenses include the costs for materials facility permits, business development, estimating and bidding. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses during the three months ended March 31, 2014 decreased $1.1 million, or 8.4%, compared to the same period in 2013 primarily due to timing of pre-bid costs within the Heavy Civil operating group.
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
Total general and administrative expenses for the three months ended March 31, 2014 decreased $6.8 million, or 15.6%, compared to the same period in 2013. The $2.0 million, or 10.9%, decrease in salaries and related expenses was due to a decrease in incentive compensation. The $1.5 million, or 21.2%, decrease in restricted stock amortization was due to a decrease in restricted stock unit grants that immediately vested. The $3.3 million, or 18.2%, decrease in other general and administrative expenses included a $1.4 million decrease in consulting fees and Kenny integration costs that were in incurred in 2013.

Other Income (Expense)

The following table presents the components of other income (expense) for the respective periods:

	Three Months Ended March 31,
(in thousands)	2014	2013
Interest income	$479	$129
Interest expense	(3,599)	(3,646)
Equity in income (loss) of affiliates	791	(423)
Other (expense) income, net	(51)	1,103
Total other expense	$(2,380)	$(2,837)

Total other expense remained relatively unchanged for the three months ended March 31, 2014 compared to the same period in 2013.

Income Taxes

The following table presents the benefit from income taxes for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Benefit from income taxes	$(8,064)	$(9,027)
Effective tax rate	27.5%	31.3%

We calculate our income tax provision at the end of each interim period by estimating our annual effective tax rate and applying that rate to our year-to-date ordinary earnings. The effect of changes in enacted tax laws, tax rates or tax status is recognized in the interim period in which the change occurs.
Our effective tax rate was 27.5% for the three months ended March 31, 2014 and was 31.3% for the three months ended March 31, 2013. The change was primarily due to the effect of state tax laws which were enacted during the three months ended March 31, 2014.

Non-controlling Interests

The following table presents the amount attributable to non-controlling interests in consolidated subsidiaries for the respective periods:

	Three Months Ended March 31,
(in thousands)	2014	2013
Amount attributable to non-controlling interests	$708	$(2,156)

The amount attributable to non-controlling interests represents the non-controlling owners’ share of the income or loss of our consolidated construction joint ventures and real estate entities. The change from the three months ended March 31, 2013 was primarily due to certain profitable projects nearing completion, and the impact of a loss project in the 2014 period.

Certain Legal Proceedings

As discussed in Note 13 of “Notes to the Condensed Consolidated Financial Statements,” under certain circumstances the resolution of certain legal proceedings to which we are subject could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations, cash flows and/or liquidity.

Liquidity and Capital Resources

We believe our cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations through the next twelve months. We maintain a collateralized revolving credit facility of $215.0 million, of which $130.1 million was available at March 31, 2014, primarily to provide capital needs to fund growth opportunities, generated either internally or through acquisitions (see “Credit Agreement” section below for further information). We do not anticipate that this credit facility will be required to fund future working capital needs associated with our existing operations. If we experience a prolonged change in our business operating results or make a significant acquisition, we may need to acquire additional sources of financing, which, if available, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available on terms acceptable to us.
The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated joint ventures, as of the respective dates:

(in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Cash and cash equivalents excluding consolidated joint ventures	$178,168	$190,321	$162,035
Consolidated construction joint venture cash and cash equivalents[1]	27,612	38,800	98,738
Total consolidated cash and cash equivalents	205,780	229,121	260,773
Short-term and long-term marketable securities[2]	107,112	117,202	102,799
Total cash, cash equivalents and marketable securities	$312,892	$346,323	$363,572

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
Our cash and cash equivalents consisted of commercial paper, deposits and money market funds held with established national financial institutions. Marketable securities consist of U.S. Government and agency obligations and commercial paper as of March 31, 2014 with the March 31, 2013 balance including municipal bonds as well. Cash and cash equivalents held by our consolidated joint ventures are primarily used to fulfill the working capital needs of each joint venture’s project, and generally cannot be distributed to any of the venture partners without the consent of the majority of the venture partners. Consolidated joint ventures were responsible for $11.2 million, or 47.9%, of the $23.3 million decrease in cash and cash equivalents during the three months ended March 31, 2014.
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
In March 2014, we entered into an interest rate swap with a notional amount of $100 million which matures in June 2018 to convert the interest rate of our 2019 Notes (as defined in “Senior Notes Payable” section below) from a fixed rate of 6.11% to a floating rate of 4.15% plus six-month LIBOR. The interest rate swap is reported at fair value, and gains or losses, which were not material for the three months ended March 31, 2014, are recorded in other (expense) income, net in our condensed consolidated statement of operations.

Cash Flows	Three Months Ended March 31,
(in thousands)	2014	2013
Net cash (used in) provided by:
Operating activities	$(19,777)	$(54,653)
Investing activities	1,024	3,429
Financing activities	(4,588)	(9,993)

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
Cash used in operating activities of $19.8 million for the three months ended March 31, 2014 represents a $34.9 million decrease from the amount of cash used in operating activities during the same period in 2013. The favorable change was mainly attributable to a $21.3 million decrease in net contributions to unconsolidated joint ventures and a $13.3 million decrease in net loss after adjusting for non-cash items.
Cash provided by investing activities of $1.0 million for the three months ended March 31, 2014 represents a $2.4 million decrease from the amount of cash provided by investing activities during the same period in 2013. The decrease was primarily due to a decrease from proceeds from the sale of property and equipment of $2.0 million. Variations in proceeds from the sale of property and equipment are expected in the normal course of business and are usually subject to the timing of project completion.
Cash used in financing activities for the three months ended March 31, 2014 decreased $5.4 million compared to the same period in 2013. The favorable change was primarily driven by a $4.6 million increase in contributions from non-controlling partners related to consolidated construction joint ventures.

Capital Expenditures

During the three months ended March 31, 2014, we had capital expenditures of $10.4 million compared to $10.0 million during the same period in 2013. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate investing between $40.0 million and $60.0 million in capital expenditures during 2014. During the year ended December 31, 2013, we had capital expenditures of $43.7 million.

Credit Agreement

We have a $215.0 million committed revolving credit facility, with a sublimit for letters of credit of $100.0 million (the “Credit Agreement”), which expires on October 11, 2016, of which $130.1 million was available at March 31, 2014. At March 31, 2014, December 31, 2013 and March 31, 2013, there was a revolving loan of $70.0 million outstanding under the Credit Agreement related to financing the Kenny acquisition, which is included in long-term debt on our condensed consolidated balance sheets. In addition, there were standby letters of credit totaling approximately $14.9 million as of March 31, 2014. The letters of credit will expire between July 2014 and October 2014.
Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on certain financial ratios calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin was 2.50% for loans bearing interest based on LIBOR and 1.50% for loans bearing interest at the base rate at March 31, 2014. Accordingly, the effective interest rate was between 2.73% and 4.75% at March 31, 2014. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Credit Agreement’s maturity date. Borrowings at a LIBOR rate have a term no less than one month and no greater than one year. Typically, at the end of such term, such borrowings may be paid off or rolled over at our discretion into either a borrowing at the base rate or a borrowing at a LIBOR rate with similar terms, not to exceed the maturity date of the Credit Agreement. On a periodic basis, we assess the timing of payment depending on facts and circumstances that exist at the time of our assessment. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are collateralized on an equivalent basis with the obligations under the 2019 Notes (defined below) by first priority liens (subject only to other liens permitted under the Credit Agreement) on substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement.
The Credit Agreement provides for the release of the liens securing the obligations, at our option and expense, so long as certain conditions as defined by the terms in the Credit Agreement are satisfied (“Collateral Release Period”). If, subsequently, our Consolidated Fixed Charge Coverage Ratio is less than 1.25 or our Consolidated Leverage Ratio is greater than 2.50, then we will be required to promptly re-pledge substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement. As of March 31, 2014, the conditions for the exercise of this option were not satisfied.

Senior Notes Payable

As of March 31, 2014, senior notes payable in the amount of $200.0 million were due to a group of institutional holders in five equal annual installments beginning in 2015 and bear interest at 6.11% per annum (“2019 Notes”).

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

Surety Bonds and Real Estate Mortgages

We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At March 31, 2014, approximately $1.8 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

A significant portion of our real estate held for development and sale is subject to mortgage indebtedness. All of this indebtedness is non-recourse to Granite but is recourse to the real estate entities that incurred the indebtedness. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entities to repay portions of the debt. As of March 31, 2014, the principal amount of debt of our consolidated real estate entities secured by mortgages was $7.6 million, of which approximately $1.2 million was included in current liabilities and approximately $6.4 million was included in long-term liabilities on our condensed consolidated balance sheets.

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
The calculations and terms of such financial covenants are defined in the amendments to the Credit Agreement and 2019 NPA, which were filed as Exhibits 10.31 and 10.32, respectively, to our Form 10-K filed March 3, 2014. The terms include, among other things: (i) a minimum Consolidated Tangible Net Worth of $600.0 million; (ii) a maximum Consolidated Leverage Ratio of 3.75; and (iii) a minimum Consolidated Interest Coverage Ratio of 4.00. The maximum Consolidated Leverage Ratio decreases to 3.50 beginning with our quarter ending June 30, 2014, to 3.25 beginning with quarter ending September 30, 2014 and to 3.00 thereafter. As of March 31, 2014, the Consolidated Tangible Net Worth was $712.2 million, the Consolidated Leverage Ratio was 2.71, and the Consolidated Interest Coverage Ratio was 7.02.
As of March 31, 2014, we were in compliance with all covenants contained in the Credit Agreement and 2019 NPA, as amended, and the debt agreements related to our consolidated real estate entities. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.

Share Purchase Program

In 2007, our Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion. As of March 31, 2014, $64.1 million remained available under this authorization. We did not purchase shares under the share purchase program in any of the periods presented.

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

There has been no significant change in our exposure to market risks since December 31, 2013.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out, as of March 31, 2014, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
During the first quarter of 2014, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The description of the matters set forth in Part I, Item 1 of this Report under “Note 13 - Legal Proceedings” is incorporated herein by reference.

Item 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2014, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended March 31, 2014:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
January 1, 2014 through January 31, 2014	19	$33.71	—	$64,065,401
February 1, 2014 through February 28, 2014	347	$33.39	—	$64,065,401
March 1, 2014 through March 31, 2014	109,880	$38.62	—	$64,065,401
	110,246	$38.60	—
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

GRANITE CONSTRUCTION INCORPORATED

Date:	April 30, 2014	By:	/s/ Laurel J. Krzeminski
Laurel J. Krzeminski
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)