Form 10-Q
period 2014-06-30
GRANITE CONSTRUCTION INC
filed 2014-08-01
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 24, 2014.

Class	Outstanding
Common Stock, $0.01 par value	39,150,090

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)
	June 30, 2014	December 31, 2013	June 30, 2013 As Revised
ASSETS
Current assets
Cash and cash equivalents ($29,109, $38,800 and $63,806 related to consolidated construction joint ventures (“CCJVs”))	$146,458	$229,121	$247,833
Short-term marketable securities	27,898	49,968	21,271
Receivables, net ($45,825, $38,372, and $59,807 related to CCJVs)	363,614	313,598	336,418
Costs and estimated earnings in excess of billings	76,228	33,306	62,426
Inventories	79,501	62,474	68,905
Real estate held for development and sale	11,761	12,478	50,696
Deferred income taxes	55,874	55,874	36,687
Equity in construction joint ventures	185,859	162,673	148,727
Other current assets	30,727	30,711	36,203
Total current assets	977,920	950,203	1,009,166
Property and equipment, net ($16,957, $22,216, and $34,891 related to CCJVs)	426,700	436,859	470,893
Long-term marketable securities	84,234	67,234	55,225
Investments in affiliates	33,936	32,480	31,421
Goodwill	53,799	53,799	53,598
Other noncurrent assets	76,797	76,580	80,365
Total assets	$1,653,386	$1,617,155	$1,700,668

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$21	$21	$20
Current maturities of non-recourse debt	1,226	1,226	2,147
Accounts payable ($26,246, $16,937, and $18,297 related to CCJVs)	210,777	160,706	188,124
Billings in excess of costs and estimated earnings ($27,876, $60,185, $72,094 related to CCJVs)	125,957	138,375	144,462
Accrued expenses and other current liabilities ($3,805, $11,299, and $9,153 related to CCJVs)	187,348	197,242	200,758
Total current liabilities	525,329	497,570	535,511
Long-term debt	270,127	270,127	270,148
Long-term non-recourse debt	6,129	6,741	7,354
Other long-term liabilities	48,455	48,580	46,817
Deferred income taxes	9,803	7,793	8,055
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding 39,131,647 shares as of June 30, 2014, 38,917,728 shares as of December 31, 2013 and 38,852,463 shares as of June 30, 2013	391	389	389
Additional paid-in capital	130,181	126,449	121,368
Retained earnings	637,905	655,102	681,311
Total Granite Construction Incorporated shareholders’ equity	768,477	781,940	803,068
Non-controlling interests	25,066	4,404	29,715
Total equity	793,543	786,344	832,783
Total liabilities and equity	$1,653,386	$1,617,155	$1,700,668
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013 As Revised	2014	2013 As Revised
Revenue
Construction	$269,220	$308,602	$426,261	$485,720
Large Project Construction	244,328	181,557	431,663	353,271
Construction Materials	72,322	60,185	107,771	89,936
Real Estate	—	4	22	125
Total revenue	585,870	550,348	965,717	929,052
Cost of revenue
Construction	244,393	284,532	392,289	448,451
Large Project Construction	193,536	159,986	365,080	308,979
Construction Materials	65,524	56,231	104,526	91,957
Real Estate	2	3	—	13
Total cost of revenue	503,455	500,752	861,895	849,400
Gross profit	82,415	49,596	103,822	79,652
Selling, general and administrative expenses	51,098	46,789	100,346	103,950
Gain on sales of property and equipment	2,993	3,306	3,886	4,394
Operating income (loss)	34,310	6,113	7,362	(19,904)
Other income (expense)
Interest income	413	380	893	508
Interest expense	(4,339)	(3,700)	(7,937)	(7,345)
Equity in income of affiliates	410	698	1,202	275
Other income (expense), net	1,697	(495)	1,645	608
Total other expense	(1,819)	(3,117)	(4,197)	(5,954)
Income (loss) before provision for (benefit from) income taxes	32,491	2,996	3,165	(25,858)
Provision for (benefit from) income taxes	10,284	1,214	2,220	(7,813)
Net income (loss)	22,207	1,782	945	(18,045)
Amount attributable to non-controlling interests	(8,566)	(363)	(7,858)	(2,518)
Net income (loss) attributable to Granite Construction Incorporated	$13,641	$1,419	$(6,913)	$(20,563)

Net income (loss) per share attributable to common shareholders (see Note 12)
Basic	$0.35	$0.04	$(0.18)	$(0.53)
Diluted	$0.34	$0.04	$(0.18)	$(0.53)
Weighted average shares of common stock
Basic	39,115	38,829	39,033	38,720
Diluted	39,807	39,769	39,033	38,720
Dividends per common share	$0.13	$0.13	$0.26	$0.26
 The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)
Six Months Ended June 30,	2014	2013 As Revised
Operating activities
Net income (loss)	$945	$(18,045)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on restructuring, net	—	(497)
Depreciation, depletion and amortization	31,878	34,362
Gain on sales of property and equipment	(3,886)	(4,394)
Change in deferred income taxes	1,613	—
Stock-based compensation	6,585	8,101
Equity in net income from unconsolidated joint ventures	(25,724)	(31,201)
Changes in assets and liabilities:
Receivables	(44,160)	(9,176)
Costs and estimated earnings in excess of billings, net	(56,150)	(35,243)
Inventories	(17,027)	(9,120)
Contributions to unconsolidated construction joint ventures	(13,797)	(16,209)
Distributions from unconsolidated construction joint ventures	16,528	42,486
Other assets, net	(1,579)	(6,519)
Accounts payable	42,235	(11,724)
Accrued expenses and other current liabilities, net	(9,849)	5,531
Net cash used in operating activities	(72,388)	(51,648)
Investing activities
Purchases of marketable securities	(34,991)	(14,975)
Maturities of marketable securities	25,000	43,000
Proceeds from sale of marketable securities	15,000	5,000
Purchases of property and equipment	(20,091)	(19,422)
Proceeds from sales of property and equipment	5,838	8,481
Payment of Kenny post-closing adjustments	—	(4,621)
Other investing activities, net	47	163
Net cash (used in) provided by investing activities	(9,197)	17,626
Financing activities
Long-term debt principal repayments	(613)	(10,594)
Cash dividends paid	(10,142)	(10,078)
Purchases of common stock	(4,369)	(5,022)
Contributions from non-controlling partners	13,442	6,001
Distributions to non-controlling partners	(686)	(21,142)
Other financing activities	1,290	700
Net cash used in financing activities	(1,078)	(40,135)
Decrease in cash and cash equivalents	(82,663)	(74,157)
Cash and cash equivalents at beginning of period	229,121	321,990
Cash and cash equivalents at end of period	$146,458	$247,833

Supplementary Information
Cash paid during the period for:
Interest	$7,337	$7,339
Income taxes	2,144	2,006
Other non-cash activities:
Performance guarantees	$(617)	$21,813
Non-cash investing and financing activities:
Restricted stock units issued, net of forfeitures	$6,969	$14,862
Accrued cash dividends	5,087	5,051
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” “Company” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at June 30, 2014 and 2013 and the results of our operations and cash flows for the periods presented. The December 31, 2013 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.
We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements. Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.
Certain revisions and reclassifications have been made to historical financial data in our condensed consolidated financial statements as follows:

•
We have revised our condensed consolidated balance sheet as of June 30, 2013 and our condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2013 to correct errors identified during the preparation of our 2013 Annual Report on Form 10-K. The errors primarily related to equipment-related costs of $1.7 million. The Company assessed the materiality of the errors individually and in the aggregate on the prior interim periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletin No. 99 and, based on an analysis of quantitative and qualitative factors, determined that the errors were not material to the Company’s condensed consolidated financial statements for the second quarter of 2013; therefore, these previously issued condensed consolidated financial statements can continue to be relied upon and an amendment of the previously filed Quarterly Report on Form 10-Q is not required. However, for comparability, the Company has revised its condensed consolidated balance sheet as of June 30, 2013 and its condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2013 as presented herein to correct these errors.

•
Historically, cash flows used in or provided by unconsolidated construction joint ventures were presented as one line item within operating cash flows. To improve transparency in the related balances sheet accounts, we have now presented separately the significant activity. In addition, we reclassified $21.8 million related to performance guarantees for the six months ended June 30, 2013 out of equity in construction joint ventures and accrued expenses and other current liabilities, net to the non-cash supplemental table of the condensed consolidated statement of cash flows. These changes did not impact total cash used in or provided by operating, investing or financing activities.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth the impact of the accounting errors and reclassification adjustments on the previously reported condensed consolidated balance sheet as of June 30, 2013 and the condensed statements of operations and cash flows for the three and six months ended June 30, 2013 (in thousands):
Condensed Consolidated Balance Sheet

	June 30, 2013
	As Reported	Revisions	Revised
Total current assets	$1,009,530	$(364)	$1,009,166
Noncurrent assets	691,874	(372)	$691,502
Total assets	$1,701,404	$(736)	$1,700,668

Total current liabilities	$534,856	$655	$535,511
Noncurrent liabilities	332,374	—	332,374
Total Granite Construction Incorporated shareholders’ equity	804,367	(1,299)	803,068
Non-controlling interests	29,807	(92)	29,715
Total liabilities and equity	$1,701,404	$(736)	$1,700,668
Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2013
	As Reported	Revisions	Revised
Total revenue	$550,162	$186	$550,348
Total cost of revenue	498,965	1,787	500,752
Gross profit (loss)	51,197	(1,601)	49,596
Selling, general and administrative expenses	46,454	335	46,789
Operating income (loss)	8,049	(1,936)	6,113
Income (loss) before provision for income taxes	4,932	(1,936)	2,996
Provision for (benefit from) income taxes	1,766	(552)	1,214
Net Income (loss)	3,166	(1,384)	1,782
Amount attributable to non-controlling interests	(448)	85	(363)
Net income (loss) attributable to Granite Construction Incorporated	$2,718	$(1,299)	$1,419

Net income (loss) per share attributable to common shareholders (see Note 12)
Basic	$0.07	$(0.03)	$0.04
Diluted	$0.07	$(0.03)	$0.04

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2013
	As Reported	Revisions	Revised
Total revenue	$928,866	$186	$929,052
Total cost of revenue	847,613	1,787	849,400
Gross profit (loss)	81,253	(1,601)	79,652
Selling, general and administrative expenses	103,615	335	103,950
Operating loss	(17,968)	(1,936)	(19,904)
Loss before benefit from income taxes	(23,922)	(1,936)	(25,858)
Benefit from income taxes	(7,261)	(552)	(7,813)
Net loss	(16,661)	(1,384)	(18,045)
Amount attributable to non-controlling interests	(2,603)	85	(2,518)
Net loss attributable to Granite Construction Incorporated	$(19,264)	$(1,299)	$(20,563)

Net loss per share attributable to common shareholders (see Note 12)
Basic	$(0.50)	$(0.03)	$(0.53)
Diluted	$(0.50)	$(0.03)	$(0.53)
Condensed Consolidated Statement of Cash Flows

	Six months ended June 30, 2013
	As Reported	Revisions	Reclassifications	Revised
Net Loss	$(16,661)	$(1,384)	$—	$(18,045)
Depreciation, depletion and amortization	33,988	374	—	34,362
Equity in net income from unconsolidated joint ventures	—	—	(31,201)	(31,201)
Costs and estimated earnings in excess of billings, net	(24,873)	1,335	(11,705)	(35,243)
Equity in construction joint ventures	(42,336)	—	42,336	—
Contributions to unconsolidated construction joint ventures	—	—	(16,209)	(16,209)
Distributions from unconsolidated construction joint ventures	—	—	42,486	42,486
Other assets, net	(5,957)	(562)	—	(6,519)
Accounts payable	(10,548)	—	(1,176)	(11,724)
Accrued expenses and other current liabilities, net	29,825	237	(24,531)	5,531
Total	$(36,562)	$—	$—	$(36,562)

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Recently Issued Accounting Pronouncement
In May 2014 the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods or services. The ASU will be effective commencing with our quarter ending March 31, 2017. We are currently assessing the potential impact of this ASU on our consolidated financial statements.

3.	Revisions in Estimates
Our profit recognition related to construction contracts is based on estimates of costs to complete each project. These estimates can vary significantly in the normal course of business as projects progress, circumstances develop and evolve, and uncertainties are resolved. We recognize revenue on affirmative claims when we have a signed agreement and recognize revenue associated with unapproved change orders to the extent the related costs have been incurred, the amount can be reliably estimated and recovery is probable. We recognize costs associate with affirmative claims and unapproved change orders as incurred and revisions to estimated total costs as soon as the obligation to perform is determined. Approved change orders and affirmative claims, as well as changes in related estimates of costs to complete, are considered revisions in estimates. We use the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. Under this method, revisions in estimates are accounted for in their entirety in the period of change. There can be no assurance that we will not experience further changes in circumstances or otherwise be required to further revise our profitability estimates.
For the majority of our contracts, revenue in an amount equal to cost incurred is recognized until there is sufficient information to determine the estimated profit on the project with a reasonable level of certainty. The gross profit impact from projects that reached profit recognition is not included in the tables below. During the three and six months ended June 30, 2014, the initial gross profit impact from projects that reached profit recognition was $24.5 million and $28.6 million, respectively, and was $8.7 million and $15.2 million for the three and six months ended June 30, 2013, respectively.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Construction
The net changes in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit were net decreases of $1.4 million and $8.3 million for the three and six months ended June 30, 2014 respectively. The net changes for the three and six months ended June 30, 2013 were net decreases of $0.5 million and $0.3 million, respectively. The projects are summarized as follows:

Increases

Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2014	2013	2014	2013
Number of projects with upward estimate changes	—	1	—	2
Range of increase in gross profit from each project, net	$—	$1.6	$—	$1.4 - 1.7
Increase on project profitability	$—	$1.6	$—	$3.1

The increases during the three and six months ended June 30, 2013 were due to owner-directed scope changes.

Decreases

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2014	2013	2014	2013
Number of projects with downward estimate changes	1	1	5	2
Reduction in gross profit from each project, net	$1.4	$2.1	$1.1 - 2.2	$1.0 - 2.4
Decrease on project profitability	$1.4	$2.1	$8.3	$3.4

The decreases during the three and six months ended June 30, 2014 and 2013 were due to additional costs and lower productivity than originally anticipated.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Large Project Construction

The net changes in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit were net increases of $25.7 million and $34.5 million for the three and six months ended June 30, 2014, respectively. The net changes for the three and six months ended June 30, 2013 were net increases of $8.7 million and $17.9 million, respectively. Amounts attributable to non-controlling interests were $8.2 million and $7.5 million of the net increases for the three and six months ended June 30, 2014, respectively, and were $0.4 million and $1.4 million for the three and six months ended June 30, 2013, respectively. The projects are summarized as follows:

Increases

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2014	2013	2014	2013
Number of projects with upward estimate changes	6	5	9	5
Range of increase in gross profit from each project, net	$1.1 - 19.7	$1.3 - 8.3	$1.1 - 16.3	$1.5 - 16.1
Increase on project profitability	$28.0	$15.8	$41.3	$31.9
The increases during the three and six months ended June 30, 2014 were due to higher productively than originally anticipated, owner-directed scope changes and settlement of outstanding issues with contract owners. The increases during the three and six months ended June 30, 2013 were due to production at a higher rate than anticipated, resolution of project uncertainties and owner-directed scope changes.
Decreases

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2014	2013	2014	2013
Number of projects with downward estimate changes	1	2	1	2
Range of reduction in gross profit from each project, net	$2.3	$2.8 - 4.3	$6.8	$5.2 - 8.8
Decrease on project profitability	$2.3	$7.1	$6.8	$14.0
The decreases during the three and six months ended June 30, 2014 were due to additional costs and lower productivity than originally anticipated. The decreases during the three and six months ended June 30, 2013 were due to lower productivity than anticipated.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Marketable Securities

All marketable securities were classified as held-to-maturity for the dates presented and the carrying amounts of held-to-maturity securities were as follows:

(in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
U.S. Government and agency obligations	$7,906	$10,000	$613
Commercial paper	19,992	39,968	14,992
Municipal bonds	—	—	5,666
Total short-term marketable securities	27,898	49,968	21,271
U.S. Government and agency obligations	84,234	67,234	55,225
Total long-term marketable securities	84,234	67,234	55,225
Total marketable securities	$112,132	$117,202	$76,496

Scheduled maturities of held-to-maturity investments were as follows:

(in thousands)	June 30, 2014
Due within one year	$27,898
Due in one to five years	84,234
Total	$112,132

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Fair Value Measurement

Fair value accounting standards describe three levels that may be used to measure fair value:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

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
The following tables summarize significant assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
June 30, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$31,583	$—	$—	$31,583
Total assets	$31,583	$—	$—	$31,583

	Fair Value Measurement at Reporting Date Using
December 31, 2013	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$89,336	$—	$—	$89,336
Total assets	$89,336	$—	$—	$89,336

	Fair Value Measurement at Reporting Date Using
June 30, 2013	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$144,605	$—	$—	$144,605
Total assets	$144,605	$—	$—	$144,605

A reconciliation of cash equivalents to consolidated cash and cash equivalents is as follows:

(in thousands)	June 30, 2014	December 31, 2013	June 30, 2013 As Revised
Cash equivalents	$31,583	$89,336	$144,605
Cash	114,875	139,785	103,228
Total cash and cash equivalents	$146,458	$229,121	$247,833

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets are as follows:

		June 30, 2014		December 31, 2013		June 30, 2013
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities[1]	Level 1	$112,132	$111,999	$117,202	$116,915	$76,496	$76,100
Liabilities (including current maturities):
Senior notes payable[2]	Level 3	$200,000	$222,920	$200,000	$225,865	$200,000	$227,902
Credit Agreement loan[2]	Level 3	70,000	69,781	70,000	69,601	70,000	69,321
1Held-to-maturity marketable securities are periodically assessed for other-than-temporary impairment.
2The fair values of the senior notes payable and Credit Agreement (defined in Note 11) loan are based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk.

The carrying values of receivables, other current assets, and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these instruments. In addition, the fair value of non-recourse debt measured using Level 3 inputs approximates its carrying value due to its relative short-term nature and competitive interest rates. During the three and six months ended June 30, 2014 and 2013, we did not record any fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.
In March 2014, we entered into an interest rate swap with a notional amount of $100.0 million which matures in June 2018 to convert the interest rate of our 2019 Notes (defined in Note 11) from a fixed rate of 6.11% to a floating rate of 4.15% plus six-month LIBOR. The interest rate swap is reported at fair value using Level 2 inputs, and gains or losses are recorded in other income (expense), net in our condensed consolidated statement of operations and were $1.0 million and $0.6 million during the three and six months ended June 30, 2014.

6.	Receivables, net

Receivables, net at June 30, 2014, December 31, 2013 and June 30, 2013 are as follows:

(in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Construction contracts:
Completed and in progress	$237,870	$193,538	$207,488
Retentions	69,678	73,103	76,288
Total construction contracts	307,548	266,641	283,776
Construction material sales	48,932	36,813	43,535
Other	7,677	12,657	11,700
Total gross receivables	364,157	316,111	339,011
Less: allowance for doubtful accounts	543	2,513	2,593
Total net receivables	$363,614	$313,598	$336,418

Receivables include amounts billed and billable to clients for services provided and/or according to contract terms as of the end of the applicable period and do not bear interest. Certain contracts include provisions that permit us to submit invoices in advance of providing services, based on the passage of time, achievement of milestones or upon completion of the project and, to the extent not collected, are included in receivables. To the extent the related costs have not been billed, the contract balance is included in costs and estimated earnings in excess of billings on the condensed consolidated balance sheets. Included in other receivables at June 30, 2014, December 31, 2013 and June 30, 2013 were items such as notes receivable, fuel tax refunds and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financing receivables consisted of long-term notes receivable and retentions receivable. As of June 30, 2014, December 31, 2013, and June 30, 2013 long-term notes receivable outstanding were $1.1 million, $1.3 million and $1.6 million, respectively. The balance primarily related to loans made to employees and was included in other noncurrent assets in our condensed consolidated balance sheets.
Certain construction contracts include retainage provisions. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the contract by the owners. No such receivables individually exceeded 10% of total net receivables at any of the presented dates. As of June 30, 2014, the majority of the retentions receivable are expected to be collected within one year.
We segregate our retention receivables into two categories: escrow and non-escrow. The balances in each category were as follows:

(in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Escrow	$25,093	$25,124	$31,892
Non-escrow	44,585	47,979	44,396
Total retention receivables	$69,678	$73,103	$76,288

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

The following table summarizes the amount of our non-escrow retention receivables within each category:

(in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Federal	$1,543	$2,878	$3,325
State	5,078	5,579	2,757
Local	30,213	31,122	32,500
Private	7,751	8,400	5,814
Total	$44,585	$47,979	$44,396

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

June 30, 2014	Current	1 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$1,532	$—	$11	$1,543
State	4,837	168	73	5,078
Local	25,210	654	4,349	30,213
Private	6,591	107	1,053	7,751
Total	$38,170	$929	$5,486	$44,585

December 31, 2013	Current	1 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$2,843	$13	$22	$2,878
State	4,919	326	334	5,579
Local	24,705	1,024	5,393	31,122
Private	6,817	287	1,296	8,400
Total	$39,284	$1,650	$7,045	$47,979

June 30, 2013	Current	1 - 90 Days Past Due	Over 90 Days Past Due	Total
Federal	$2,551	$236	$538	$3,325
State	1,327	619	811	2,757
Local	25,362	1,496	5,642	32,500
Private	4,571	634	609	5,814
Total	$33,811	$2,985	$7,600	$44,396

Federal, state and local agencies generally require several approvals to release payments, and these approvals often take more than 90 days past contractual due dates to obtain. Amounts past due from government agencies primarily result from delays caused by paperwork processing and/or obtaining proper agency approvals rather than lack of funds, which was the case with the majority of local agencies with past due balances as of June 30, 2014. We generally receive payment within one year of owner acceptance. As of June 30, 2014, December 31, 2013 and June 30, 2013, our allowance for doubtful accounts contained no material provision related to non-escrow retention receivables as we determined there were no significant collectibility issues.

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
At June 30, 2014, there was approximately $3.9 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $1.1 billion represented our share and the remaining $2.8 billion represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.

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
We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the six months ended June 30, 2014, we determined no change was required for existing construction joint ventures.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Construction Joint Ventures

The carrying amounts and classification of assets and liabilities of construction joint ventures we are required to consolidate are included in our condensed consolidated balance sheets as follows:

(in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Cash and cash equivalents[1]	$29,109	$38,800	$63,806
Receivables, net	45,825	38,372	59,807
Costs and estimated earnings in excess of billings[1]	25,217	178	477
Other current assets	4,276	4,600	3,115
Total current assets	104,427	81,950	127,205
Property and equipment, net	16,957	22,216	34,891
Other noncurrent assets	—	—	1,253
Total assets[2]	$121,384	$104,166	$163,349

Accounts payable	$26,246	$16,937	$18,297
Billings in excess of costs and estimated earnings[1]	27,876	60,185	72,094
Accrued expenses and other current liabilities	3,805	11,299	9,153
Total liabilities[2]	$57,927	$88,421	$99,544
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

At June 30, 2014, we were engaged in four active consolidated construction joint venture projects with total contract values ranging from $0.4 million to $364.4 million. Our share of revenue remaining to be recognized on these consolidated joint ventures ranged from less than $0.1 million to $51.9 million. Our proportionate share of the equity in these joint ventures was between 51.0% and 65.0%. During the three and six months ended June 30, 2014, total revenue from consolidated construction joint ventures was $66.0 million and $98.2 million, respectively. During the three and six months ended June 30, 2013, total revenue from consolidated construction joint ventures was $45.5 million and $88.7 million, respectively. Total cash used in consolidated construction joint venture operations was $41.9 million and $16.3 million during the six months ended June 30, 2014 and 2013, respectively.

Unconsolidated Construction Joint Ventures

We account for our share of construction joint ventures that we are not required to consolidate on a pro rata basis in the condensed consolidated statements of operations and as a single line item on the condensed consolidated balance sheets. As of June 30, 2014, these unconsolidated joint ventures were engaged in nine active unconsolidated construction projects with total contract values ranging from $96.6 million to $3.1 billion. Our proportionate share of the equity in these unconsolidated joint ventures ranged from 20.0% to 50.0%. As of June 30, 2014, our share of the revenue remaining to be recognized on these unconsolidated joint ventures ranged from $0.1 million to $548.2 million.
As of June 30, 2014, one of our unconsolidated construction joint ventures was located in Canada and, therefore, the associated disclosures throughout this footnote include amounts that were translated from Canadian dollars to U.S. dollars using the spot rate in effect as of the reporting date for balance sheet items, and the average rate in effect during the reporting period for the results of operations. The associated foreign currency translation adjustments did not have a material impact on the condensed consolidated financial statements for any of the dates or periods presented.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Assets:
Cash and cash equivalents[1]	$226,217	$385,094	$342,534
Other assets	637,896	523,827	439,812
Less partners’ interest	572,753	612,530	512,775
Granite’s interest	291,360	296,391	269,571
Liabilities:
Accounts payable	133,914	155,985	115,606
Billings in excess of costs and estimated earnings[1]	162,951	245,341	262,259
Other liabilities	63,501	104,152	25,500
Less partners’ interest	254,865	371,760	282,521
Granite’s interest	105,501	133,718	120,844
Equity in construction joint ventures	$185,859	$162,673	$148,727
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Revenue:
Total	$392,165	$259,255	$741,331	$484,558
Less partners’ interest[1]	268,526	172,656	528,383	326,361
Granite’s interest	123,639	86,599	212,948	158,197
Cost of revenue:
Total	345,704	212,779	643,166	371,475
Less partners’ interest[1]	246,065	141,659	456,972	248,980
Granite’s interest	99,639	71,120	186,194	122,495
Granite’s interest in gross profit	$24,000	$15,479	$26,754	$35,702
1Partners’ interest represents amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies.
During the three and six months ended June 30, 2014, the net income of unconsolidated construction joint ventures was $49.4 million and $100.4 million, respectively, of which our share was $23.2 million and $25.7 million, respectively. During the three and six months ended June 30, 2013, the net income of unconsolidated construction joint ventures was $45.6 million and $111.6 million, respectively, of which our share was $14.2 million and $31.2 million, respectively.

Line Item Joint Ventures

The revenue for each line item joint venture partner’s discrete items of work is defined in the contract with the project owner and each venture partner bears the profitability risk associated with its own work. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We include only our portion of these contracts in our condensed consolidated financial statements. As of June 30, 2014, we had four active line item joint venture construction projects with total contract values ranging from $42.4 million to $84.9 million of which our portion ranged from $28.5 million to $62.6 million. As of June 30, 2014, our share of revenue remaining to be recognized on these line item joint ventures ranged from less than $0.1 million to $29.5 million.

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
We have determined that certain of these joint ventures are consolidated because they are VIEs and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the six months ended June 30, 2014 and 2013, we determined no change was required for existing real estate ventures.
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
All of the assets of these real estate entities in which we are a participant through our GLC subsidiary are classified as real estate held for development and sale and are pledged as collateral for the associated debt. All outstanding debt of these entities is non-recourse to Granite. However, there is recourse to our real estate affiliates that incurred the debt (i.e., the limited partnership or limited liability company of which we are a limited partner or member).
GLC receives authorization to provide additional financial support for certain of its real estate entities in increments to address changes in business plans. During the six months ended June 30, 2014, GLC did not increase its authorized financial support, and during the six months ended June 30, 2013 was authorized to increase its financial support to one consolidated real estate entity by $5.9 million to meet existing debt obligations. As of June 30, 2014, $1.9 million of the total authorized investment had yet to be contributed to the consolidated entity.
To determine if impairment charges should be recognized, the carrying amount of each real estate development project is reviewed on a quarterly basis. Based on our quarterly evaluations of each project’s business plan, we recorded no material impairment charges to our real estate development projects or investments during the three and six months ended June 30, 2014 and 2013.
During 2013, we concluded the majority of our 2010 Enterprise Improvement Plan (“EIP”) which included the impairment and planned orderly divestiture of our real estate investment business consistent with our strategy to focus on our core business. Consequently, during 2013 we recorded impairment charges on certain real estate assets in accordance with our EIP. When real estate assets which we continue to have a financial interest are sold, we may recognize additional restructuring charges or gains; however, we do not expect these charges or gains to be material to our consolidated financial statements. No restructuring charges were recorded during the three and six months ended June 30, 2014 and an immaterial restructuring gain was recorded during the three and six months ended June 30, 2013.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Real Estate Entities
As of June 30, 2014, December 31, 2013 and June 30, 2013, real estate held for development and sale associated with consolidated real estate entities included in our condensed consolidated balance sheets was $11.8 million, $12.5 million and $50.7 million, respectively. Non-recourse debt, including current maturities, associated with these entities was $7.4 million, $8.0 million and $9.5 million as of June 30, 2014, December 31, 2013 and June 30, 2013, respectively. All other amounts associated with these entities were insignificant as of the dates presented. Residential real estate held for development and sale in Washington State was $11.6 million as of both June 30, 2014 and December 31, 2013, and was $40.7 million as of June 30, 2013. The remaining balances were in various commercial projects in California and Texas.
Investments in Affiliates
Our investments in affiliates balance consists of the following:

(in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Equity method investments in real estate affiliates	$23,082	$21,392	$20,378
Equity method investments in other affiliates	10,854	11,088	11,043
Total investments in affiliates	$33,936	$32,480	$31,421
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
The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Total assets	$171,991	$173,988	$160,422
Net assets	98,342	99,444	93,771
Granite’s share of net assets	33,936	32,480	31,421

The equity method investments in real estate included $16.7 million, $14.9 million and $14.1 million in residential real estate in Texas as of June 30, 2014, December 31, 2013 and June 30, 2013, respectively. The remaining balances were in commercial real estate in Texas. Of the $172.0 million in total assets as of June 30, 2014, real estate entities had total assets ranging from $2.7 million to $55.6 million and non-real estate entities had total assets ranging from $0.3 million to $22.2 million. As of each of the periods presented, the most significant non-real estate equity method investment was a 50% interest in a limited liability company which owns and operates an asphalt terminal and operates an emulsion plant in Nevada.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Property and Equipment, net

Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net on our condensed consolidated balance sheets as follows:

(in thousands)	June 30, 2014	December 31, 2013	June 30, 2013 As Revised
Equipment and vehicles	$769,271	$765,971	$760,271
Quarry property	170,279	170,442	180,325
Land and land improvements	120,982	119,917	125,489
Buildings and leasehold improvements	83,994	83,494	83,733
Office furniture and equipment	70,192	70,156	68,822
Property and equipment	1,214,718	1,209,980	1,218,640
Less: accumulated depreciation and depletion	788,018	773,121	747,747
Property and equipment, net	$426,700	$436,859	$470,893

10.	Intangible Assets

Indefinite-lived Intangible Assets

Indefinite-lived intangible assets primarily consist of goodwill and use rights. Use rights of $0.4 million are included in other noncurrent assets on our condensed consolidated balance sheets as of June 30, 2014, December 31, 2013 and June 30, 2013.

The following table presents the goodwill balance by reporting segment (in thousands):

	June 30, 2014	December 31, 2013	June 30, 2013
Construction	$29,260	$29,260	$28,300
Large Project Construction	22,593	22,593	23,184
Construction Materials	1,946	1,946	2,114
Total goodwill	$53,799	$53,799	$53,598

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amortized Intangible Assets

Following is the breakdown of our amortized intangible assets that are included in other noncurrent assets on our condensed consolidated balance sheets (in thousands):

		Accumulated
June 30, 2014	Gross Value	Amortization	Net Book Value
Permits	$29,713	$(12,554)	$17,159
Trade name	4,100	(647)	3,453
Customer lists	4,398	(2,638)	1,760
Acquired backlog	7,900	(7,102)	798
Covenants not to compete and other	2,459	(2,426)	33
Total amortized intangible assets	$48,570	$(25,367)	$23,203

		Accumulated
December 31, 2013	Gross Value	Amortization	Net Book Value
Permits	$29,713	$(11,992)	$17,721
Trade name	4,100	(432)	3,668
Customer lists	4,398	(2,491)	1,907
Acquired backlog	7,900	(6,835)	1,065
Covenants not to compete and other	2,459	(2,408)	51
Total amortized intangible assets	$48,570	$(24,158)	$24,412

		Accumulated
June 30, 2013	Gross Value	Amortization	Net Book Value
Permits	$29,713	$(11,430)	$18,283
Acquired backlog	7,900	(3,447)	4,453
Trade name	4,100	(216)	3,884
Customer lists	4,398	(2,344)	2,054
Covenants not to compete and other	2,459	(2,347)	112
Total amortized intangible assets	$48,570	$(19,784)	$28,786
Amortization expense related to amortized intangible assets for the three and six months ended June 30, 2014 was $0.6 million and $1.2 million respectively. Amortization expense related to amortized intangible assets for the three and six months ended June 30, 2013 was $2.3 million and $4.5 million, respectively. Based on the amortized assets balance at June 30, 2014, amortization expense expected to be recorded in the future is as follows: $1.5 million for the remainder of 2014; $2.1 million in 2015; $1.8 million in 2016; $1.7 million in 2017; $1.7 million in 2018; and $14.4 million thereafter.

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
As of June 30, 2014, we were in compliance with the covenants contained in our note purchase agreements governing our senior notes payable (“2019 NPA”) and the credit agreement governing the $215.0 million committed revolving credit facility, with a sublimit for letters of credit of $100.0 million (“Credit Agreement”), as well as the debt agreements related to our consolidated real estate entities. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.

12.	Weighted Average Shares Outstanding and Earnings Per Share

A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income (loss) per share in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average shares outstanding:
Weighted average common stock outstanding	39,115	38,829	39,033	38,782
Less: weighted average unvested restricted stock outstanding	—	—	—	62
Total basic weighted average shares outstanding	39,115	38,829	39,033	38,720

Diluted weighted average shares outstanding:
Weighted average common stock outstanding, basic	39,115	38,829	39,033	38,720
Effect of dilutive securities:
Common stock options and restricted stock units[1]	692	940	—	—
Total weighted average shares outstanding assuming dilution	39,807	39,769	39,033	38,720
1Due to the net loss for the six months ended June 30, 2014 and 2013, restricted stock units and common stock options representing approximately 746,000 and 851,000 shares, respectively, have been excluded from the number of shares used in calculating diluted net loss per share for the respective periods, as their inclusion would be antidilutive.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Earnings Per Share

We calculate earnings per share (“EPS”) under the two-class method by allocating earnings to both common shares and unvested restricted stock which are considered participating securities. However, net losses are not allocated to participating securities for purposes of computing EPS under the two-class method. During the three and six months ended June 30, 2014 and 2013, there were no participating securities and therefore net income was not allocated to participating securities. Following is a calculation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013 As Revised	2014	2013 As Revised
Basic
Numerator:
Net income (loss) allocated to common shareholders for basic calculation	$13,641	$1,419	$(6,913)	$(20,563)

Denominator:
Weighted average common shares outstanding, basic	39,115	38,829	39,033	38,720
Net income (loss) per share, basic	$0.35	$0.04	$(0.18)	$(0.53)

Diluted
Numerator:
Net income (loss) allocated to common shareholders for diluted calculation	$13,641	$1,419	$(6,913)	$(20,563)

Denominator:
Weighted average common shares outstanding, diluted	39,807	39,769	39,033	38,720
Net income (loss) per share, diluted	$0.34	$0.04	$(0.18)	$(0.53)

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Equity

The following tables summarize our equity activity for the periods presented (in thousands):

	Granite Construction Incorporated	Non-controlling Interests	Total Equity
Balance at December 31, 2013	$781,940	$4,404	$786,344
Purchase of common stock[1]	(4,369)	—	(4,369)
Other transactions with shareholders and employees[3]	7,989	—	7,989
Transactions with non-controlling interests, net	—	12,804	12,804
Net (loss) income	(6,913)	7,858	945
Dividends on common stock	(10,170)	—	(10,170)
Balance at June 30, 2014	$768,477	$25,066	$793,543

Balance at December 31, 2012	$829,953	$41,905	$871,858
Purchase of common stock[2]	(5,022)	—	(5,022)
Other transactions with shareholders and employees[3]	8,796	—	8,796
Transactions with non-controlling interests, net	—	(14,708)	(14,708)
Net (loss) income	(20,563)	2,518	(18,045)
Dividends on common stock	(10,096)	—	(10,096)
Balance at June 30, 2013 As Revised	$803,068	$29,715	$832,783
1Represents 113,000 shares purchased in connection with employee tax withholding for shares/units vested under our Amended and Restated 1999 Equity Incentive Plan.
2Represents 168,000 shares purchased in connection with employee tax withholding for shares/units vested under our Amended and Restated 1999 Equity Incentive Plan.
3Amounts are comprised primarily of amortized restricted stock and units.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Legal Proceedings
In the ordinary course of business, we and our affiliates are involved in various legal proceedings alleging, among other things, public liability issues or breach of contract or tortious conduct in connection with the performance of services and/or materials provided, the various outcomes of which cannot be predicted with certainty. We and our affiliates are also subject to government inquiries in the ordinary course of business seeking information concerning our compliance with government construction contracting requirements and various laws and regulations, the outcomes of which cannot be predicted with certainty.
We record liabilities in our condensed consolidated balance sheets representing our estimated liabilities relating to legal proceedings and government inquiries to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable. The aggregate liabilities recorded as of June 30, 2014, December 31, 2013 and June 30, 2013 related to these matters were approximately $9.9 million, $16.3 million and $11.2 million, respectively, and were primarily included in accrued expenses and other current liabilities on our condensed consolidated balance sheets. Some of the matters in which we or our affiliates are involved may involve compensatory, punitive, or other claims or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that are not probable to be incurred or cannot currently be reasonably estimated. In addition, in some circumstances our government contracts could be terminated, we could be suspended or debarred, or payment of our costs could be disallowed. While any of our pending legal proceedings may be subject to early resolution as a result of our ongoing efforts to settle, whether or when any legal proceeding will be resolved through settlement is neither predictable nor guaranteed. Accordingly, it is possible that future developments in such proceedings and inquiries could require us to (i) adjust existing accruals, or (ii) record new accruals that we did not originally believe to be probable or that could not be reasonably estimated. Such changes could be material to our financial condition, results of operations and/or cash flows in any particular reporting period. In addition to matters that are considered probable for which the loss can be reasonably estimated, we also disclose certain matters where the loss is considered reasonably possible and is reasonably estimable. Except as noted below, we believe the aggregate range of possible loss related to undisclosed matters considered reasonably possible was not material as of June 30, 2014. Our view as to such matters could change in future periods.
Investigation Related to Grand Avenue Project Disadvantaged Business Enterprise (“DBE”) Issues: On March 6, 2009, the U.S. Department of Transportation, Office of Inspector General served upon our wholly-owned subsidiary, Granite Construction Northeast, Inc. (“Granite Northeast”), a United States District Court, Eastern District of New York Grand Jury subpoena to produce documents. The subpoena sought all documents pertaining to the use of a DBE firm (the “Subcontractor”), and the Subcontractor’s use of a non-DBE subcontractor/consultant, on the Grand Avenue Bus Depot and Central Maintenance Facility for the Borough of Queens Project (the “Grand Avenue Project”), a Granite Northeast project, that began in 2004 and was substantially complete in 2008. The subpoena also sought any documents regarding the use of the Subcontractor as a DBE on any other projects and any other documents related to the Subcontractor or to the subcontractor/consultant. Granite Northeast produced the requested documents, together with other requested information. Subsequently, Granite Northeast was informed by the Department of Justice (“DOJ”) that it is a subject of an investigation, along with others, and that the DOJ believes that Granite Northeast’s claim of DBE credit for the Subcontractor was improper. In addition to the documents produced in response to the Grand Jury subpoena, Granite Northeast has provided requested information to the DOJ, along with other federal and state agencies (collectively the “Agencies”), concerning other DBE entities for which Granite Northeast has historically claimed DBE credit. The Agencies have informed Granite Northeast that they believe that the claimed DBE credit taken for some of those other DBE entities was improper. Granite Northeast has met several times since January 2013 with Assistant United States Attorneys and the Agencies’ representatives to discuss the government’s criminal investigation of the Grand Avenue Project participants, including Granite Northeast, and to discuss their respective positions on, and potential resolution of, the issues raised in the investigation. As a result of this investigation, Granite Northeast is subject to potential civil, criminal, and/or administrative penalties or sanctions, as well as certain costs related to future DBE compliance activities. Granite believes that the incurrence of some form of penalty or sanction is probable, and has therefore recorded what it believes to be the most likely amount of liability it may incur in its condensed consolidated balance sheet as of June 30, 2014. Granite believes that it is reasonably possible that it may incur liability in relation to this matter that is in excess of such accrual; however, it is not possible to reasonably estimate the amount or range of any such excess. The resolution of the matters under investigation could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations and/or liquidity.

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
The Real Estate segment develops, operates, and sells real estate related projects and provides real estate services for the Company’s operations. The Real Estate segment’s current portfolio consists of residential, retail and office site development projects for sale to home and commercial property developers in Washington and California. During 2013, we concluded the majority of our 2010 EIP which included the impairment and planned orderly divestiture of our real estate investment business consistent with our strategy to focus on our core business. Consequently, during 2013 we recorded impairment charges on certain real estate assets in accordance with our EIP. When real estate assets which we continue to have a financial interest are sold, we may recognize additional restructuring charges or gains; however, we do not expect these charges or gains to be material to our consolidated financial statements. No restructuring charges were recorded during the three and six months ended June 30, 2014 and 2013 and an immaterial gain was recorded during the six months ended June 30, 2013.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized segment information for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended June 30,
	Construction	Large Project Construction	Construction Materials	Real Estate	Total
2014
Total revenue from reportable segments	$269,220	$244,328	$97,800	$—	$611,348
Elimination of intersegment revenue	—	—	(25,478)	—	(25,478)
Revenue from external customers	269,220	244,328	72,322	—	585,870
Gross profit (loss)	24,827	50,792	6,798	(2)	82,415
Depreciation, depletion and amortization	4,229	4,020	5,512	—	13,761
2013 As Revised
Total revenue from reportable segments	$308,602	$181,557	$97,872	$4	$588,035
Elimination of intersegment revenue	—	—	(37,687)	—	(37,687)
Revenue from external customers	308,602	181,557	60,185	4	550,348
Gross profit	24,070	21,571	3,954	1	49,596
Depreciation, depletion and amortization	6,033	3,554	5,891	—	15,478

	Six Months Ended June 30,
	Construction	Large Project Construction	Construction Materials	Real Estate	Total
2014
Total revenue from reportable segments	$426,261	$431,663	$139,887	$22	$997,833
Elimination of intersegment revenue	—	—	(32,116)	—	(32,116)
Revenue from external customers	426,261	431,663	107,771	22	965,717
Gross profit	33,972	66,583	3,245	22	103,822
Depreciation, depletion and amortization	8,244	7,224	10,860	—	26,328
Segment assets	150,113	253,646	315,548	11,762	731,069

2013 As Revised
Total revenue from reportable segments	$485,720	$353,271	$136,262	$125	$975,378
Elimination of intersegment revenue	—	—	(46,326)	—	(46,326)
Revenue from external customers	485,720	353,271	89,936	125	929,052
Gross profit (loss)	37,269	44,292	(2,021)	112	79,652
Depreciation, depletion and amortization	11,692	5,530	11,456	—	28,678
Segment assets	161,524	206,778	351,295	50,697	770,294

A reconciliation of segment gross profit to consolidated income (loss) before provision for (benefit from) income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013 As Revised	2014	2013 As Revised
Total gross profit from reportable segments	$82,415	$49,596	$103,822	$79,652
Selling, general and administrative expenses	(51,098)	(46,789)	(100,346)	(103,950)
Gain on sales of property and equipment	2,993	3,306	3,886	4,394
Other expense	(1,819)	(3,117)	(4,197)	(5,954)
Income (loss) before provision for (benefit from) income taxes	$32,491	$2,996	$3,165	$(25,858)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are one of the largest diversified heavy civil contractors and construction materials producers in the United States, engaged in the construction and improvement of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, trenchless and underground utilities, power related facilities, utilities, tunnels, dams and other infrastructure-related projects. We own aggregate reserves and plant facilities to produce construction materials for use in our construction business and for sale to third parties. We also operate a real estate investment business that we have been divesting of over the past three years as part of our 2010 Enterprise Improvement Plan (“EIP”). Our permanent offices are located in Alaska, Arizona, California, Colorado, Florida, Illinois, Nevada, New York, Texas, Utah and Washington. We have four reportable business segments: Construction, Large Project Construction, Construction Materials and Real Estate (see Note 15 of “Notes to the Condensed Consolidated Financial Statements”).
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
Our typical construction project begins with the preparation and submission of a bid to a customer. If selected as the successful bidder, we generally enter into a contract with the customer that provides for payment upon completion of specified work or units of work as identified in the contract. We usually invoice our customers on a monthly basis. Our contracts frequently call for retention that is a specified percentage withheld from each payment until the contract is completed and the work accepted by the customer. Additionally, we generally defer recognition of profit on projects until there is sufficient information to determine the estimated profit on the project with a reasonable level of certainty (see “Gross Profit” discussion below) and our profit recognition is based on estimates that may change over time. Our revenue, gross margin and cash flows can differ significantly from period to period due to a variety of factors, including the projects’ stage of completion, the mix of early and late stage projects, our estimates of contract costs, outstanding contract change orders and claims and the payment terms of our contracts. The timing differences between our cash inflows and outflows require us to maintain adequate levels of working capital.

The four primary economic drivers of our business are (1) the overall health of the economy; (2) federal, state and local public funding levels; (3) population growth resulting in public and private development; and (4) the need to replace or repair aging infrastructure. A stagnant or declining economy will generally result in reduced demand for construction and construction materials in the private sector. This reduced demand increases competition for private sector projects and will ultimately also increase competition in the public sector as companies migrate from bidding on scarce private sector work to projects in the public sector. Greater competition can reduce our revenues and/or have a downward impact on our gross profit margins. In addition, a stagnant or declining economy tends to produce less tax revenue for public agencies, thereby decreasing a source of funds available for spending on public infrastructure improvements. Some funding sources that have been specifically earmarked for infrastructure spending, such as diesel and gasoline taxes, are not as directly affected by a stagnant or declining economy, unless actual consumption is reduced. However, even these can be temporarily at risk as federal, state and local governments take actions to balance their budgets. Additionally, high fuel prices and more fuel efficient vehicles can have a dampening effect on consumption, resulting in overall lower tax revenue. Conversely, increased levels of public funding as well as an expanding or robust economy will generally increase demand for our services and provide opportunities for revenue growth and margin improvement.
In addition to business segments, we review our business by operating groups and by public and private market sectors. Our operating groups are defined as follows: (1) California; (2) Northwest, which primarily includes offices in Alaska, Arizona, Nevada, Utah and Washington; (3) Heavy Civil, which primarily includes offices in California, Florida, New York and Texas; and (4) Kenny, which primarily includes offices in Colorado and Illinois. Each of these operating groups may include financial results from our Construction and Large Project Construction segments. A project’s results are reported in the operating group that is responsible for the project, not necessarily the geographic area where the work is located. In some cases, the operations of an operating group include the results of work performed outside of that geographic region. Our California and Northwest operating groups include financial results from our Construction Materials segment.
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

Current Economic Environment and Outlook

Executing on healthy backlog of $2.6 billion, our Construction and Large Project Construction segments are expected to deliver improved financial performance in 2014. The Construction business should perform aligned with the varied economic and public funding environments in the Western states and local communities we serve. Our Large Project Construction segment is building momentum with a number of new projects expected to drive improved profitability late in 2014. Revenue from the Construction Materials segment is expected to remain stable, or increase slightly, and margins are expected to improve compared to 2013.
Recent signs of recovery in the private sector largely have been offset by a continued highly competitive bidding environment. We continue to expect to grow our portfolio of new work across all segments in the next twelve months, with expected performance aligned to the economic, funding, and competitive environments where we work. Opportunities for profitable growth are expected to be driven by continued significant near and long-term bidding activity.
Strong attention is needed from Congress to provide short-term funding for the Highway Trust Fund, as well as the long-term stability of a new highway bill. Funding and financing stability ultimately remains critical to driving progress on important infrastructure investment at the federal, state and local levels. Without resolution of these issues, the near and long-term recovery and growth expectations of the construction industry are at risk.

Results of Operations

Our operations are typically affected by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. In addition, annual maintenance on our equipment and plants is typically performed during the first and fourth quarters, causing down time in many operations. Therefore, the results of operations for the three and six months of a given year are not necessarily indicative of the results to be expected for the full year.

The following table presents a financial summary on a comparative basis for the three and six months ended June 30, 2014 and 2013. Financial data included herein for the three and six months ended June 30, 2013 reflect the correction of accounting errors and reclassification adjustments to the condensed consolidated financial statements for the three and six months ended June 30, 2013 as described in Note 1 of “Notes to Condensed Consolidated Financial Statements.”

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013 As Revised	2014	2013 As Revised
Total revenue	$585,870	$550,348	$965,717	$929,052
Gross profit	82,415	49,596	103,822	79,652
Operating income (loss)	34,310	6,113	7,362	(19,904)
Total other expense	(1,819)	(3,117)	(4,197)	(5,954)
Amount attributable to non-controlling interests	(8,566)	(363)	(7,858)	(2,518)
Net income (loss) attributable to Granite Construction Inc.	$13,641	$1,419	$(6,913)	$(20,563)

Revenue

Total revenue by segment for the three and six months ended June 30, 2014 and 2013 is as follows:

Total Revenue by Segment	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2014		2013 As Revised		2014		2013 As Revised
Construction	$269,220	46.0%	$308,602	56.1%	$426,261	44.1%	$485,720	52.3%
Large Project Construction	244,328	41.7	181,557	33.0	431,663	44.7	353,271	38.0
Construction Materials	72,322	12.3	60,185	10.9	107,771	11.2	89,936	9.7
Real Estate	—	—	4	—	22	—	125	—
Total	$585,870	100.0%	$550,348	100.0%	$965,717	100.0%	$929,052	100.0%

Construction Revenue	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2014		2013 As Revised		2014		2013 As Revised
California:
Public sector	$92,756	34.4%	$94,314	30.6%	$159,277	37.2%	$156,360	32.1%
Private sector	18,037	6.7	18,863	6.1	35,695	8.4	33,841	7.0
Northwest:
Public sector	91,697	34.1	116,335	37.7	114,120	26.8	144,517	29.8
Private sector	23,677	8.8	28,746	9.3	42,899	10.1	45,660	9.4
Heavy Civil:
Public sector	3,004	1.1	741	0.2	5,855	1.4	1,956	0.4
Private sector	—	—	39	—	—	—	525	0.1
Kenny:
Public sector	30,353	11.3	17,835	5.8	45,922	10.8	29,700	6.1
Private sector	9,696	3.6	31,729	10.3	22,493	5.3	73,161	15.1
Total	$269,220	100.0%	$308,602	100.0%	$426,261	100.0%	$485,720	100.0%

Construction revenue for the three and six months ended June 30, 2014 decreased by $39.4 million, or 12.8%, and $59.5 million, or 12.2%, respectively, compared to the same periods in 2013. The decreases were primarily due to ongoing projects nearing completion while new projects were just beginning in both the Northwest and Kenny. The decreases were partially offset by increases in the Heavy Civil business due to bid successes during 2013 that allowed work to begin in 2014.

Large Project Construction Revenue	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2014		2013 As Revised		2014		2013 As Revised
California[1]	$17,571	7.1%	$21,680	12.0%	$34,808	8.0%	$40,011	11.4%
Northwest[1]	5,555	2.3	6,076	3.3	8,457	2.0	17,986	5.1
Heavy Civil[1]	192,188	78.7	136,524	75.2	334,171	77.4	267,554	75.7
Kenny
Public sector	23,601	9.7	17,277	9.5	41,789	9.7	$27,720	7.8
Private sector	5,413	2.2	—	—	12,438	2.9	$—	—
Total	$244,328	100.0%	$181,557	100.0%	$431,663	100.0%	$353,271	100.0%
1For the periods presented, Large Project Construction revenue was earned from the public sector.

Large Project Construction revenue for the three and six months ended June 30, 2014 increased by $62.8 million, or 34.6%, and $78.4 million, or 22.2%, respectively, compared to the same periods in 2013 due to entering the 2014 year with greater backlog than 2013 and settlement of outstanding issues. The increases during the six months ended June 30, 2014 were partially offset by decreases in the California and Northwest group revenues due to ongoing projects nearing completion coupled with delayed starts on other work.

Construction Materials Revenue	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2014		2013		2014		2013
California	$39,715	54.9%	$31,837	52.9%	$64,161	59.5%	$52,398	58.3%
Northwest	32,607	45.1	28,348	47.1	43,610	40.5	37,537	41.7
Total	$72,322	100.0%	$60,185	100.0%	$107,771	100.0%	$89,935	100.0%

Construction Materials revenue for the three and six months ended June 30, 2014 increased by $12.1 million, or 20.2%, and $17.8 million, or 19.8%, respectively, compared to the same periods in 2013 primarily due to increased sales of asphalt concrete in both operating groups.

Real Estate Revenue

Real Estate revenue remained relatively unchanged during the three and six months ended June 30, 2014 compared to the same periods in 2013. As we complete our EIP, the size of our real estate portfolio is reduced and will have an impact on current and future real estate revenues.

Contract Backlog

Our contract backlog consists of the unearned revenue on awarded contracts, including 100% of our consolidated joint venture contracts and our proportionate share of unconsolidated joint venture contracts. We generally include a project in our contract backlog at the time it is awarded and funding is in place. Certain federal government contracts where funding is appropriated on a periodic basis are included in contract backlog at the time of the award. Contracts that include unexercised contract options and unissued task orders are included in contract backlog as task orders are issued or options are exercised. Substantially all of the contracts in our contract backlog may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past.

The following tables illustrate our contract backlog as of the respective dates:

Total Contract Backlog by Segment
(dollars in thousands)	June 30, 2014		March 31, 2014		June 30, 2013
Construction	$974,986	38.1%	$786,458	30.6%	$807,686	28.9%
Large Project Construction	1,586,879	61.9	1,783,254	69.4	1,990,201	71.1
Total	$2,561,865	100.0%	$2,569,712	100.0%	$2,797,887	100.0%

Construction Contract Backlog
(dollars in thousands)	June 30, 2014		March 31, 2014		June 30, 2013
California:
Public sector	$352,760	36.1%	$369,812	47.0%	$365,761	45.3%
Private sector	76,777	7.9	78,703	10.0	37,309	4.6
Northwest:
Public sector	321,748	33.0	185,714	23.6	256,484	31.8
Private sector	50,673	5.2	28,053	3.6	50,429	6.2
Heavy Civil:
Public sector	41,347	4.2	44,727	5.7	961	0.1
Kenny:
Public sector	62,890	6.5	50,388	6.4	49,902	6.2
Private sector	68,791	7.1	29,061	3.7	46,840	5.8
Total	$974,986	100.0%	$786,458	100.0%	$807,686	100.0%

Construction contract backlog of $975.0 million at June 30, 2014 was $188.5 million, or 24.0% higher than at March 31, 2014 and $167.3 million, or 20.7%, higher than at June 30, 2013. Significant new awards during the three months ended June 30, 2014, included a $33.8 million highway project in Arizona and a $45.2 million runway rehabilitation project in Alaska. The increase at June 30, 2014 when compared to June 30, 2013 was primarily due to improved success rates on bidding activity, partially offset by progress on existing projects, in all operating groups and sectors except the California public sector. The decrease in the California public sector was due to progress on existing projects without the offset of new awards. Not included in Construction contract backlog as of June 30, 2014 is $88.1 million associated with Kenny underground contracts that will be booked into contract backlog as additional task orders are issued by the owners, the majority of which is expected to occur during 2014.

Large Project Construction Contract Backlog
(dollars in thousands)	June 30, 2014		March 31, 2014		June 30, 2013
California[1]	$35,183	2.2%	$46,923	2.6%	$58,969	3.0%
Northwest[1]	1,667	0.1	4,010	0.2	12,285	0.6
Heavy Civil[1]	1,262,349	79.6	1,422,246	79.8	1,728,913	86.9
Kenny:
Public sector[2]	198,046	12.5	141,427	7.9	190,034	9.5
Private sector	89,634	5.6	168,648	9.5	—	—
Total	$1,586,879	100.0%	$1,783,254	100.0%	$1,990,201	100.0%
1For all dates presented, Large Project Construction contract backlog was related to contracts in the Public sector.
2As of June 30, 2014, March 31, 2014 and June 30, 2013, $44.2 million, $53.9 million and $69.5 million, respectively, of Kenny public sector contract backlog was translated from Canadian dollars to U.S. dollars at the spot rate in effect at the date of reporting.

Large Project Construction contract backlog of $1.6 billion as of June 30, 2014 was $196.4 million, or 11.0%, lower than at March 31, 2014 and $403.3 million, or 20.3%, lower than at June 30, 2013. The decreases were primarily due to progress on existing projects with the decrease since June 30, 2013 partially offset by new awards during the period. During the six months ended June 30, 2014, the Granite joint venture team was selected to design and build a highway improvement project in Florida. We will book our 30 percent share of the $2.3 billion project into contract backlog once funding is in place, which is expected to occur in the third quarter of 2014.
Non-controlling partners’ share of Large Project Construction contract backlog as of June 30, 2014, March 31, 2014, and June 30, 2013 was $36.5 million, $48.6 million and $82.3 million, respectively.

Gross Profit (Loss)

The following table presents gross profit (loss) by business segment for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013 As Revised	2014	2013 As Revised
Construction	$24,827	$24,070	$33,972	$37,269
Percent of segment revenue	9.2%	7.8%	8.0%	7.7%
Large Project Construction	50,792	21,571	66,583	44,292
Percent of segment revenue	20.8	11.9	15.4	12.5
Construction Materials	6,798	3,954	3,245	(2,021)
Percent of segment revenue	9.4	6.6	3.0	(2.2)
Real Estate	(2)	1	22	112
Percent of segment revenue	(100.0)	25.0	100.0	89.6
Total gross profit	$82,415	$49,596	$103,822	$79,652
Percent of total revenue	14.1%	9.0%	10.8%	8.6%

For the majority of our contracts, revenue in an amount equal to cost incurred is recognized until there is sufficient information to determine the estimated profit on the project with a reasonable level of certainty. Gross profit can vary significantly in periods when deferred profit is recognized on one or more projects or, conversely, in periods where contract backlog is growing rapidly and a higher percentage of projects are in their early stages with no associated gross profit recognition.

The following table presents revenue from projects that have not yet recognized profit:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Construction	$38,512	$37,144	$46,494	$41,194
Large Project Construction	42,563	12,728	75,416	12,777
Total revenue from contracts with deferred profit	$81,075	$49,872	$121,910	$53,971

When we experience significant changes in our estimates of costs to complete, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as revisions in estimates for the current period. In our review of these changes for the three and six months ended June 30, 2014 and 2013, we did not identify any material amounts that should have been recorded in a prior period.
Construction gross profit for the three and six months ended June 30, 2014 increased by $0.8 million, or 3.1%, and decreased $3.3 million, or 8.8%, respectively, compared to the same periods in 2013. Construction gross profit as a percentage of segment revenue for the three months ended June 30, 2014 increased to 9.2% from 7.8% and to 8.0% from 7.7% during the six months ended June 30, 2014 when compared to the same periods in 2013. The increases were primarily due to improved cost efficiencies across all operating groups.
Large Project Construction gross profit for the three months ended June 30, 2014 increased by $29.2 million, or 135.5%, and increased $22.3 million, or 50.3%, for the six months ended June 30, 2014 when compared to the same periods in 2013 due to an increase in the impact from initial gross profit recognition, partially offset by our completion of projects in the Heavy Civil group.
Construction Materials gross profit for the three and six months ended June 30, 2014 increased by $2.8 million, or 71.9%, and $5.3 million, respectively, compared to the same periods in 2013. The increases were primarily due to sales volume increases attributable to improved bidding and execution, as well as operating cost reductions in both the California and Northwest groups.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013 As Revised	2014	2013 As Revised
Selling
Salaries and related expenses	$10,274	$9,703	$21,463	$21,240
Other selling expenses	2,857	73	4,005	2,112
Total selling	13,131	9,776	25,468	23,352
General and administrative
Salaries and related expenses	15,436	15,700	32,512	32,502
Restricted stock amortization	2,390	2,679	7,880	9,639
Other general and administrative expenses	20,141	18,634	34,486	38,457
Total general and administrative	37,967	37,013	74,878	80,598
Total selling, general and administrative	$51,098	$46,789	$100,346	$103,950
Percent of revenue	8.7%	8.5%	10.4%	11.2%

Selling, general and administrative expenses for the three and six months ended June 30, 2014 increased $4.3 million, or 9.2% and decreased $3.6 million, or 3.5%, respectively, compared to the same periods in 2013.
Selling Expenses
Selling expenses include the costs for materials facility permits, business development, estimating and bidding. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses during the three and six months ended June 30, 2014 increased $3.4 million, or 34.3%, and $2.1 million, or 9.1%, respectively, compared to the same periods in 2013 primarily due to an increase in costs related to increased bidding activity during the 2014 periods.
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
General and administrative expenses for the three months ended June 30, 2014 remained relatively unchanged and decreased $5.7 million, or 7.1% for the six months ended June 30, 2014 compared to the same periods in 2013 due to a decrease in Kenny integration costs and timing of stock amortization and incentive compensation.

Other Income (Expense)

The following table presents the components of other income (expense) for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Interest income	$413	$380	$893	$508
Interest expense	(4,339)	(3,700)	(7,937)	(7,345)
Equity in income of affiliates	410	698	1,202	275
Other income (expense), net	1,697	(495)	1,645	608
Total other expense	$(1,819)	$(3,117)	$(4,197)	$(5,954)

Other income (expense), net for the three and six months ended June 30, 2014 improved $2.2 million and $1.0 million, or 170.6%, respectively, compared to the same periods in 2013. The improvement was primarily due to changes in the fair market values of our interest rate swap and Non-Qualified Deferred Compensation plan assets.

Income Taxes

The following table presents the provision for (benefit from) income taxes for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013 As Revised	2014	2013 As Revised
Provision for (benefit from) income taxes	$10,284	$1,214	$2,220	$(7,813)
Effective tax rate	31.7%	40.5%	70.1%	30.2%

We calculate our income tax provision at the end of each interim period by estimating our annual effective tax rate and applying that rate to our year-to-date ordinary earnings. The effect of changes in enacted tax laws, tax rates or tax status is recognized in the interim period in which the change occurs.

Our effective tax rate decreased to 31.7% from 40.5% for the three months ended June 30, 2014 primarily due to adjusting the effective tax rate to the current estimate of our annual effective tax rate. Our effective tax rate increased to 70.1% from 30.2% for the six months ended June 30, 2014 due to the low income before provision for income taxes relative to the effect of state tax laws which were enacted during the three months ended March 31, 2014.

Non-controlling Interests

The following table presents the amount attributable to non-controlling interests in consolidated subsidiaries for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013 As Revised	2014	2013 As Revised
Amount attributable to non-controlling interests	$(8,566)	$(363)	$(7,858)	$(2,518)

The amount attributable to non-controlling interests represents the non-controlling owners’ share of the income or loss of our consolidated construction joint ventures and real estate entities. The change for the three and six months ended June 30, 2014 was primarily due to certain profitable projects nearing completion and the settlement of outstanding issues with contract owners in the 2014 periods.

Certain Legal Proceedings

As discussed in Note 14 of “Notes to the Condensed Consolidated Financial Statements,” under certain circumstances the resolution of certain legal proceedings to which we are subject could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations, cash flows and/or liquidity.

Liquidity and Capital Resources

We believe our cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations through the next twelve months. We maintain a collateralized revolving credit facility of $215.0 million, of which $134.3 million was available at June 30, 2014, primarily to provide capital needs to fund growth opportunities, generated either internally or through acquisitions (see “Credit Agreement” section below for further information). We do not anticipate that this credit facility will be required to fund future working capital needs associated with our existing operations within the next twelve months. If we experience a prolonged change in our business operating results or make a significant acquisition, we may need to acquire additional sources of financing, which, if available, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available on terms acceptable to us.
The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated joint ventures, as of the respective dates:

(in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Cash and cash equivalents excluding consolidated joint ventures	$117,349	$190,321	$184,027
Consolidated construction joint venture cash and cash equivalents[1]	29,109	38,800	63,806
Total consolidated cash and cash equivalents	146,458	229,121	247,833
Short-term and long-term marketable securities[2]	112,132	117,202	76,496
Total cash, cash equivalents and marketable securities	$258,590	$346,323	$324,329

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
Our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions. Marketable securities consist of U.S. Government and agency obligations and commercial paper, with the June 30, 2013 balance including municipal bonds as well. Cash and cash equivalents held by our consolidated joint ventures are primarily used to fulfill the working capital needs of each joint venture’s project, and generally cannot be distributed to any of the venture partners without the consent of the majority of the venture partners. Consolidated joint ventures were responsible for $9.7 million, or 11.7%, of the $82.7 million decrease in cash and cash equivalents during the six months ended June 30, 2014.
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
In March 2014, we entered into an interest rate swap with a notional amount of $100 million which matures in June 2018 to convert the interest rate of our 2019 Notes (as defined in “Senior Notes Payable” section below) from a fixed rate of 6.11% to a floating rate of 4.15% plus six-month LIBOR. The interest rate swap is reported at fair value. During the three and six months ended June 30, 2014, we recorded $1.2 million and $0.9 million of income related to this interest rate swap in other (expense) income, net in our condensed consolidated statement of operations.

Cash Flows	Six Months Ended June 30,
(in thousands)	2014	2013 As Revised
Net cash (used in) provided by:
Operating activities	$(72,388)	$(51,648)
Investing activities	(9,197)	17,626
Financing activities	(1,078)	(40,135)

Cash flows from operating activities result primarily from our earnings or losses, and are also impacted by changes in operating assets and liabilities. As a large construction and heavy civil contractor and construction materials producer, our operating cash flows are subject to the cycles associated with winning, performing and closing projects, including the timing related to funding construction joint ventures and the resolution of uncertainties inherent in the complex nature of the work that we perform.
Cash used in operating activities of $72.4 million for the six months ended June 30, 2014 represents a $20.7 million increase from the amount of cash used in operating activities during the same period in 2013. The unfavorable change was mainly attributable to a $23.5 million decrease in net cash from distributions from unconsolidated joint ventures and an $18.7 million decrease in net cash from working capital, partially offset by a $21.5 million increase in net income after adjusting for non-cash adjustments.
Cash used in investing activities of $9.2 million for the six months ended June 30, 2014 represents a $26.8 million change from the $17.6 million of cash provided by investing activities during the same period in 2013. The change in net cash related to investing activities was primarily due to a decrease in net proceeds from marketable securities driven by the Company’s cash flow requirements and/or the maturities of investments.
Cash used in financing activities of $1.1 million for the six months ended June 30, 2014 decreased $39.1 million compared to the same period in 2013. The favorable change was primarily driven by a decrease in net distributions to non-controlling partners related to consolidated construction joint ventures and a $10.0 million decrease in long-term debt principal payments.

Capital Expenditures

During the six months ended June 30, 2014, we had capital expenditures of $20.1 million compared to $19.4 million during the same period in 2013. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate investing between $40.0 million and $60.0 million in capital expenditures during 2014. During the year ended December 31, 2013, we had capital expenditures of $43.7 million.

Credit Agreement

We have a $215.0 million committed revolving credit facility, with a sublimit for letters of credit of $100.0 million (the “Credit Agreement”), which expires on October 11, 2016, of which $134.3 million was available at June 30, 2014. At June 30, 2014, December 31, 2013 and June 30, 2013, there was a revolving loan of $70.0 million outstanding under the Credit Agreement related to financing the Kenny acquisition, which is included in long-term debt on our condensed consolidated balance sheets. In addition, there were standby letters of credit totaling approximately $10.8 million as of June 30, 2014. The letters of credit will expire between August 2014 and December 2016.
Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on certain financial ratios calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin was 2.25% for loans bearing interest based on LIBOR and 1.25% for loans bearing interest at the base rate at June 30, 2014. Accordingly, the effective interest rate was between 2.48% and 4.50% at June 30, 2014. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Credit Agreement’s maturity date. Borrowings at a LIBOR rate have a term no less than one month and no greater than one year. Typically, at the end of such term, such borrowings may be paid off or rolled over at our discretion into either a borrowing at the base rate or a borrowing at a LIBOR rate with similar terms, not to exceed the maturity date of the Credit Agreement. On a periodic basis, we assess the timing of payment depending on facts and circumstances that exist at the time of our assessment. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are collateralized on an equivalent basis with the obligations under the 2019 Notes (defined below) by first priority liens (subject only to other liens permitted under the Credit Agreement) on substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement.
The Credit Agreement provides for the release of the liens securing the obligations at our option and expense, so long as certain conditions as defined by the terms in the Credit Agreement are satisfied (“Collateral Release Period”). However, if subsequently our Consolidated Fixed Charge Coverage Ratio is less than 1.25 or our Consolidated Leverage Ratio is greater than 2.50, then we will be required to promptly re-pledge substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement. As of June 30, 2014, the conditions for the exercise of this option were not satisfied.

Senior Notes Payable

As of June 30, 2014, senior notes payable in the amount of $200.0 million were due to a group of institutional holders in five equal annual installments beginning in 2015 and bear interest at 6.11% per annum (“2019 Notes”).

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

Surety Bonds and Real Estate Mortgages

We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At June 30, 2014, approximately $1.8 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

A significant portion of our real estate held for development and sale is subject to mortgage indebtedness. All of this indebtedness is non-recourse to Granite but is recourse to the real estate entities that incurred the indebtedness. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entities to repay portions of the debt. As of June 30, 2014, the principal amount of debt of our consolidated real estate entities secured by mortgages was $7.3 million, of which approximately $1.2 million was included in current liabilities and approximately $6.1 million was included in long-term liabilities on our condensed consolidated balance sheets.

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
The most significant financial covenants under the terms of our Credit Agreement and 2019 NPA require the maintenance of a minimum Consolidated Tangible Net Worth, a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. The calculations and terms of such financial covenants are defined in the amendments to the Credit Agreement and 2019 NPA, which were filed as Exhibits 10.31 and 10.32, respectively, to our Form 10-K filed March 3, 2014. The terms include, among other things: (i) a minimum Consolidated Tangible Net Worth of $600.0 million; (ii) a maximum Consolidated Leverage Ratio of 3.50; and (iii) a minimum Consolidated Interest Coverage Ratio of 4.00. The maximum Consolidated Leverage Ratio decreases to 3.25 in the quarter ending September 30, 2014, and to 3.00 thereafter. As of June 30, 2014, the Consolidated Tangible Net Worth was $741.3 million, the Consolidated Leverage Ratio was 2.28, and the Consolidated Interest Coverage Ratio was 8.02.
As of June 30, 2014, we were in compliance with all covenants contained in the Credit Agreement and 2019 NPA, as amended, and the debt agreements related to our consolidated real estate entities. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.

Share Purchase Program

In 2007, our Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion. As of June 30, 2014, $64.1 million remained available under this authorization. We did not purchase shares under the share purchase program in any of the periods presented.

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

Evaluation of Disclosure Controls and Procedures

Our management carried out, as of June 30, 2014, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
During quarter ended June 30, 2014, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2014, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended June 30, 2014:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
April 1, 2014 through April 30, 2014	1,776	$39.91	—	$64,065,401
May 1, 2014 through May 31, 2014	230	$34.87	—	$64,065,401
June 1, 2014 through June 30, 2014	318	$35.45	—	$64,065,401
	2,324	$38.80	—
1The number of shares purchased is in connection with employee tax withholding for shares/units vested under our Amended and Restated 1999 Equity Incentive Plan.
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

GRANITE CONSTRUCTION INCORPORATED

Date:	August 1, 2014	By:	/s/ Laurel J. Krzeminski
Laurel J. Krzeminski
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)