Form 10-Q
period 2014-09-30
GRANITE CONSTRUCTION INC
filed 2014-11-03
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 21, 2014.

Class	Outstanding
Common Stock, $0.01 par value	39,152,547

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)
	September 30, 2014	December 31, 2013	September 30, 2013 As Revised
ASSETS
Current assets
Cash and cash equivalents ($29,518, $38,800 and $57,133 related to consolidated construction joint ventures (“CCJVs”))	$167,174	$229,121	$212,463
Short-term marketable securities	27,950	49,968	22,892
Receivables, net ($45,483, $38,372 and $47,696 related to CCJVs)	417,628	313,598	422,609
Costs and estimated earnings in excess of billings ($21,105, $178 and $81 related to CCJVs)	62,823	33,306	40,837
Inventories	74,605	62,474	61,667
Real estate held for development and sale	11,773	12,478	50,250
Deferred income taxes	55,874	55,874	36,687
Equity in construction joint ventures	181,259	162,673	161,063
Other current assets	21,743	30,711	32,836
Total current assets	1,020,829	950,203	1,041,304
Property and equipment, net ($16,172, $22,216 and $28,194 related to CCJVs)	424,272	436,859	458,024
Long-term marketable securities	74,140	67,234	64,014
Investments in affiliates	34,177	32,480	31,338
Goodwill	53,799	53,799	53,799
Other noncurrent assets	75,826	76,580	78,655
Total assets	$1,683,043	$1,617,155	$1,727,134

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$21	$21	$20
Current maturities of non-recourse debt	1,226	1,226	2,147
Accounts payable ($22,951, $16,937 and $20,075 related to CCJVs)	205,493	160,706	198,282
Billings in excess of costs and estimated earnings ($23,138, $60,185 and $70,518 related to CCJVs)	115,809	138,375	146,343
Accrued expenses and other current liabilities ($3,110, $11,299 and $12,816 related to CCJVs)	221,618	197,242	219,169
Total current liabilities	544,167	497,570	565,961
Long-term debt	270,127	270,127	270,148
Long-term non-recourse debt	5,822	6,741	7,048
Other long-term liabilities	45,887	48,580	46,474
Deferred income taxes	9,977	7,793	7,988
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding 39,152,255 shares as of September 30, 2014, 38,917,728 shares as of December 31, 2013 and 38,878,194 shares as of September 30, 2013	391	389	388
Additional paid-in capital	132,396	126,449	123,681
Retained earnings	648,017	655,102	689,181
Total Granite Construction Incorporated shareholders’ equity	780,804	781,940	813,250
Non-controlling interests	26,259	4,404	16,265
Total equity	807,063	786,344	829,515
Total liabilities and equity	$1,683,043	$1,617,155	$1,727,134
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 As Revised	2014	2013 As Revised
Revenue
Construction	$447,097	$470,567	$873,357	$956,287
Large Project Construction	179,446	185,997	611,110	539,268
Construction Materials	93,214	83,172	200,985	173,107
Real Estate	7	16	29	141
Total revenue	719,764	739,752	1,685,481	1,668,803
Cost of revenue
Construction	398,295	419,848	790,584	868,298
Large Project Construction	173,767	188,160	538,846	497,139
Construction Materials	81,010	75,884	185,536	167,839
Real Estate	—	—	—	14
Total cost of revenue	653,072	683,892	1,514,966	1,533,290
Gross profit	66,692	55,860	170,515	135,513
Selling, general and administrative expenses	47,386	45,527	147,731	149,477
Gain on sales of property and equipment	3,004	3,259	6,891	7,653
Operating income (loss)	22,310	13,592	29,675	(6,311)
Other income (expense)
Interest income	451	602	1,343	1,110
Interest expense	(2,488)	(3,736)	(10,426)	(11,081)
Equity in income of affiliates	1,109	(2)	2,310	273
Other (expense) income, net	(1,196)	1,022	450	1,630
Total other expense	(2,124)	(2,114)	(6,323)	(8,068)
Income (loss) before provision for (benefit from) income taxes	20,186	11,478	23,352	(14,379)
Provision for (benefit from) income taxes	6,081	4,946	8,301	(2,867)
Net income (loss)	14,105	6,532	15,051	(11,512)
Amount attributable to non-controlling interests	1,177	6,505	(6,681)	3,986
Net income (loss) attributable to Granite Construction Incorporated	$15,282	$13,037	$8,370	$(7,526)

Net income (loss) per share attributable to common shareholders (see Note 12)
Basic	$0.39	$0.34	$0.21	$(0.19)
Diluted	$0.38	$0.33	$0.21	$(0.19)
Weighted average shares of common stock
Basic	39,150	38,876	39,073	38,773
Diluted	39,813	39,759	39,790	38,773
Dividends per common share	$0.13	$0.13	$0.39	$0.39
 The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)
Nine Months Ended September 30,	2014	2013 As Revised
Operating activities
Net income (loss)	$15,051	$(11,512)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	49,968	54,788
Gain on sales of property and equipment	(6,891)	(7,653)
Stock-based compensation	8,933	10,645
Equity in net income from unconsolidated joint ventures	(27,001)	(51,826)
Changes in assets and liabilities:
Receivables	(103,913)	(99,856)
Costs and estimated earnings in excess of billings, net	(44,126)	(16,064)
Inventories	(12,131)	(1,882)
Contributions to unconsolidated construction joint ventures	(24,797)	(28,514)
Distributions from unconsolidated construction joint ventures	46,991	68,033
Other assets, net	7,250	(4,820)
Accounts payable	43,710	3,204
Accrued expenses and other current liabilities, net	123	20,942
Net cash used in operating activities	(46,833)	(64,515)
Investing activities
Purchases of marketable securities	(49,975)	(34,957)
Maturities of marketable securities	40,000	57,000
Proceeds from sale of marketable securities	25,000	5,000
Purchases of property and equipment	(37,471)	(30,467)
Proceeds from sales of property and equipment	12,257	18,431
Payment of Kenny post-closing adjustments	—	(8,382)
Other investing activities, net	(1,109)	1,088
Net cash (used in) provided by investing activities	(11,298)	7,713
Financing activities
Long-term debt principal repayments	(919)	(10,900)
Cash dividends paid	(15,229)	(15,150)
Purchases of common stock	(4,751)	(5,457)
Contributions from non-controlling partners	15,842	6,007
Distributions to non-controlling partners	(686)	(28,015)
Other financing activities	1,927	790
Net cash used in financing activities	(3,816)	(52,725)
Decrease in cash and cash equivalents	(61,947)	(109,527)
Cash and cash equivalents at beginning of period	229,121	321,990
Cash and cash equivalents at end of period	$167,174	$212,463

Supplementary Information
Cash paid during the period for:
Interest	$6,911	$7,940
Income taxes	2,293	2,338
Other non-cash activities:
Performance guarantees	$21,332	$24,202
Non-cash investing and financing activities:
Restricted stock units issued, net of forfeitures	$6,862	$13,942
Accrued cash dividends	5,090	5,054
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” “Company” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at September 30, 2014 and 2013 and the results of our operations and cash flows for the periods presented. The December 31, 2013 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.
We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements. Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.
Certain revisions and reclassifications have been made to historical financial data in our condensed consolidated financial statements as follows:

•
We have revised our condensed consolidated balance sheet as of September 30, 2013 and our condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2013 to correct errors identified during the preparation of our 2013 Annual Report on Form 10-K. For the quarter ended September 30, 2013, the pre-tax adjustments were primarily related to (i) an over-accrual of pre-bid costs which affected selling, general and administrative expenses and accrued and other current liabilities in the amount of $1.4 million and (ii) a revision in equipment-related costs, which affected cost of revenue and property and equipment in the amount of $1.6 million. The Company assessed the materiality of the errors individually and in the aggregate on the prior interim periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletin No. 99 and, based on an analysis of quantitative and qualitative factors, determined that the errors were not material to the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2013; therefore, these previously issued condensed consolidated financial statements can continue to be relied upon and an amendment of the previously filed Quarterly Report on Form 10-Q is not required. However, for comparability, the Company has revised its condensed consolidated balance sheet as of September 30, 2013 and its condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2013 as presented herein to correct these errors.

•
Historically, cash flows used in or provided by unconsolidated construction joint ventures were presented as one line item within operating cash flows. To improve transparency in the related balances sheet accounts, we have now presented separately the significant activity. In addition, we reclassified $24.2 million related to performance guarantees for the nine months ended September 30, 2013 out of equity in construction joint ventures and accrued expenses and other current liabilities, net to the non-cash supplemental table of the condensed consolidated statements of cash flows. These changes did not impact total cash used in or provided by operating, investing or financing activities.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth the impact of the correction of accounting errors and reclassification adjustments on the previously reported condensed consolidated balance sheet as of September 30, 2013 and the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2013 (in thousands):
Condensed Consolidated Balance Sheet

	September 30, 2013
	As Reported	Revisions	Revised
Total current assets	$1,041,672	$(368)	$1,041,304
Noncurrent assets	684,330	1,500	$685,830
Total assets	$1,726,002	$1,132	$1,727,134

Total current liabilities	$565,522	$439	$565,961
Noncurrent liabilities	331,658	—	331,658
Total Granite Construction Incorporated shareholders’ equity	812,509	741	813,250
Non-controlling interests	16,313	(48)	16,265
Total liabilities and equity	$1,726,002	$1,132	$1,727,134
Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2013
	As Reported	Revisions	Revised
Total revenue	$741,575	$(1,823)	$739,752
Total cost of revenue	687,179	(3,287)	683,892
Gross profit	54,396	1,464	55,860
Selling, general and administrative expenses	47,060	(1,533)	45,527
Gain on sale of property and equipment	3,259	—	3,259
Operating income	10,595	2,997	13,592
Income before provision for income taxes	8,481	2,997	11,478
Provision for income taxes	4,026	920	4,946
Net income	4,455	2,077	6,532
Amount attributable to non-controlling interests	6,542	(37)	6,505
Net income attributable to Granite Construction Incorporated	$10,997	$2,040	$13,037

Net income per share attributable to common shareholders (see Note 12)
Basic	$0.28	$0.06	$0.34
Diluted	$0.28	$0.05	$0.33

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2013
	As Reported	Revisions	Revised
Total revenue	$1,670,441	$(1,638)	$1,668,803
Total cost of revenue	1,534,791	(1,501)	1,533,290
Gross profit	135,650	(137)	135,513
Selling, general and administrative expenses	150,675	(1,198)	149,477
Operating loss	(7,372)	1,061	(6,311)
Loss before benefit from income taxes	(15,440)	1,061	(14,379)
Benefit from income taxes	(3,235)	368	(2,867)
Net loss	(12,205)	693	(11,512)
Amount attributable to non-controlling interests	3,938	48	3,986
Net loss attributable to Granite Construction Incorporated	$(8,267)	$741	$(7,526)

Net loss per share attributable to common shareholders (see Note 12)
Basic	$(0.21)	$0.02	$(0.19)
Diluted	$(0.21)	$0.02	$(0.19)
Condensed Consolidated Statement of Cash Flows

	Nine months ended September 30, 2013
	As Reported	Revisions	Reclassifications	Revised
Net loss	$(12,205)	$693	$—	$(11,512)
Depreciation, depletion and amortization	54,788	—	—	54,788
Non-cash restructuring, net	(23)	—	23	—
Gain on sales of property and equipment	(7,653)	—	—	(7,653)
Stock-based compensation	10,645	—	—	10,645
Equity in net income from unconsolidated joint ventures	—	—	(51,826)	(51,826)
Receivables	(99,856)	—	—	(99,856)
Costs and estimated earnings in excess of billings, net	(1,707)	137	(14,494)	(16,064)
Inventories	(1,882)	—	—	(1,882)
Equity in construction joint ventures	(54,672)	—	54,672	—
Contributions to unconsolidated construction joint ventures	—	—	(28,514)	(28,514)
Distributions from unconsolidated construction joint ventures	—	—	68,033	68,033
Other assets, net	(5,165)	368	(23)	(4,820)
Accounts payable	5,578	(1,198)	(1,176)	3,204
Accrued expenses and other current liabilities, net	47,637	—	(26,695)	20,942
Net cash used in operating activities	$(64,515)	$—	$—	$(64,515)

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” For disposals of individually significant components that do not qualify as discontinued operations, an entity must disclose pre-tax earnings of the disposed component. This ASU will be effective for all disposals (or classifications as held for sale) of components of an entity that occur during our year ended December 31, 2015 and interim periods within the year. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods or services. The ASU will be effective commencing with our quarter ending March 31, 2017. We are currently assessing the potential impact of this ASU on our consolidated financial statements.

3.	Revisions in Estimates
Our profit recognition related to construction contracts is based on estimates of costs to complete each project. These estimates can vary significantly in the normal course of business as projects progress, circumstances develop and evolve, and uncertainties are resolved. We recognize revenue on affirmative claims when we have a signed agreement and recognize revenue associated with unapproved change orders to the extent the related costs have been incurred, the amount can be reliably estimated and recovery is probable. We recognize costs associated with affirmative claims and unapproved change orders as incurred and revisions to estimated total costs as soon as the obligation to perform is determined. Approved change orders and affirmative claims, as well as changes in related estimates of costs to complete, are considered revisions in estimates. We use the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. Under this method, revisions in estimates are accounted for in their entirety in the period of change. There can be no assurance that we will not experience further changes in circumstances or otherwise be required to further revise our profitability estimates.
For the majority of our contracts, revenue in an amount equal to cost incurred is recognized until there is sufficient information to determine the estimated profit on the project with a reasonable level of certainty. The gross profit impact from projects that reached initial profit recognition is not included in the tables below. During the three and nine months ended September 30, 2014, the gross profit impact from projects that reached initial profit recognition was $21.4 million and $50.0 million, respectively. During the three and nine months ended September 30, 2013, the gross profit impact from projects that reached initial profit recognition was $13.5 million and $28.8 million, respectively.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Construction
The net changes in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit were net decreases of $1.0 million and $9.4 million for the three and nine months ended September 30, 2014, respectively. The net changes for the three and nine months ended September 30, 2013 were net increases of $1.5 million and $0.6 million, respectively. The projects are summarized as follows:

Increases

Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2014	2013	2014	2013
Number of projects with upward estimate changes	—	4	2	5
Range of increase in gross profit from each project, net	$—	$1.3 - 2.7	$1.1 - 1.2	$1.1 - 3.0
Increase on project profitability	$—	$7.4	$2.2	$11.8

The increases during the three months ended September 30, 2013 and during the nine months ended September 30, 2014 and 2013 were due to owner-directed scope changes and lower costs than originally anticipated.

Decreases

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2014	2013	2014	2013
Number of projects with downward estimate changes	1	3	5	4
Reduction in gross profit from each project, net	$1.0	$1.5 - 2.5	$1.7 - 2.9	$1.1 - 4.3
Decrease on project profitability	$1.0	$5.9	$11.6	$11.2

The decreases during the three and nine months ended September 30, 2014 and 2013 were due to higher costs than originally anticipated and outstanding claims and change orders.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Large Project Construction

The net changes in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit were a net decrease of $8.5 million and a net increase of $25.9 million for the three and nine months ended September 30, 2014, respectively. The net changes for the three and nine months ended September 30, 2013 were a net decrease of $6.8 million and a net increase of $13.6 million, respectively. Amounts attributable to non-controlling interests were $1.8 million of the net decrease and $5.8 million of the net increase for the three and nine months ended September 30, 2014, respectively. Amounts attributable to non-controlling interests were $5.9 million of the net decrease for the three months ended September 30, 2013 and $4.3 million of the net increase for the nine months ended September 30, 2013. The projects are summarized as follows:

Increases

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2014	2013	2014	2013
Number of projects with upward estimate changes	2	3	9	6
Range of increase in gross profit from each project, net	$1.3 - 3.8	$1.0 - 10.5	$1.1 - 11.8	$2.1 - 26.6
Increase on project profitability	$5.1	$12.9	$43.0	$47.5
The increases during the three and nine months ended September 30, 2014 were due to higher productivity than originally anticipated, owner-directed scope changes and settlement of outstanding claims with contract owners. The increases during the three and nine months ended September 30, 2013 were due to production at a higher rate than anticipated and owner-directed scope changes.
Decreases

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2014	2013	2014	2013
Number of projects with downward estimate changes	3	4	3	4
Range of reduction in gross profit from each project, net	$2.0 - 7.0	$1.4 - 14.7	$1.3 - 13.9	$1.6 - 23.5
Decrease on project profitability	$13.6	$19.7	$17.1	$33.9
The decreases during the three and nine months ended September 30, 2014 and 2013 were due to additional costs, lower productivity than originally anticipated and outstanding claims and change orders.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Marketable Securities

All marketable securities were classified as held-to-maturity for the dates presented and the carrying amounts of held-to-maturity securities were as follows:

(in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
U.S. Government and agency obligations	$12,967	$10,000	$1,260
Commercial paper	14,983	39,968	19,982
Municipal bonds	—	—	1,650
Total short-term marketable securities	27,950	49,968	22,892
U.S. Government and agency obligations	74,140	67,234	64,014
Total long-term marketable securities	74,140	67,234	64,014
Total marketable securities	$102,090	$117,202	$86,906

Scheduled maturities of held-to-maturity investments were as follows:

(in thousands)	September 30, 2014
Due within one year	$27,950
Due in one to five years	74,140
Total	$102,090

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Fair Value Measurement

Fair value accounting standards describe three levels that may be used to measure fair value:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

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
The following tables summarize significant assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
September 30, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$50,148	$—	$—	$50,148
Total assets	$50,148	$—	$—	$50,148

	Fair Value Measurement at Reporting Date Using
December 31, 2013	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$89,336	$—	$—	$89,336
Total assets	$89,336	$—	$—	$89,336

	Fair Value Measurement at Reporting Date Using
September 30, 2013	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$113,220	$—	$—	$113,220
Total assets	$113,220	$—	$—	$113,220

A reconciliation of cash equivalents to consolidated cash and cash equivalents is as follows:

(in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Cash equivalents	$50,148	$89,336	$113,220
Cash	117,026	139,785	99,243
Total cash and cash equivalents	$167,174	$229,121	$212,463

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets are as follows:

		September 30, 2014		December 31, 2013		September 30, 2013
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities[1]	Level 1	$102,090	$101,711	$117,202	$116,915	$86,906	$86,594
Liabilities (including current maturities):
Senior notes payable[2]	Level 3	$200,000	$225,186	$200,000	$225,865	$200,000	$226,110
Credit Agreement loan[2]	Level 3	70,000	70,258	70,000	69,601	70,000	70,166
1Held-to-maturity marketable securities are periodically assessed for other-than-temporary impairment.
2The fair values of the senior notes payable and Credit Agreement (defined in Note 11) loan are based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk.

The carrying values of receivables, other current assets, and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these instruments. In addition, the fair value of non-recourse debt measured using Level 3 inputs approximates its carrying value due to its relative short-term nature and competitive interest rates. During the three and nine months ended September 30, 2014 and 2013, we did not record any fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.
In March 2014, we entered into an interest rate swap with a notional amount of $100.0 million which matures in June 2018 to convert the interest rate of our 2019 Notes (defined in Note 11) from a fixed rate of 6.11% to a floating rate of 4.15% plus six-month LIBOR. The interest rate swap is reported at fair value using Level 2 inputs, and gains or losses are recorded in other income (expense), net in our condensed consolidated statement of operations and were losses of $0.6 million and gains of $0.3 million during the three and nine months ended September 30, 2014, respectively.
In March 2014, we entered into two diesel commodity swaps covering May to October, 2014 and 2015 which represented roughly 25% of our forecasted purchase for diesel.  In May 2014, we entered into two natural gas commodity swaps covering June to October 2014 and May to October 2015 representing roughly 25% of our forecasted purchase of natural gas.  The commodity swaps are reported at fair value using Level 2 inputs, and gains or losses are recorded in other income (expense), net in our condensed consolidated statement of operations and were losses of $0.6 million and $0.7 million during the three and nine months ended September 30, 2014, respectively.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Receivables, net

Receivables, net at September 30, 2014, December 31, 2013 and September 30, 2013 are as follows:

(in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Construction and Large Project Construction contracts:
Completed and in progress	$274,203	$193,538	$275,182
Retentions	79,475	73,103	76,114
Total construction contracts	353,678	266,641	351,296
Construction Material sales	54,718	36,813	55,466
Other	9,740	12,657	18,412
Total gross receivables	418,136	316,111	425,174
Less: allowance for doubtful accounts	508	2,513	2,565
Total net receivables	$417,628	$313,598	$422,609

Receivables include amounts billed and billable to clients for services provided and/or according to contract terms as of the end of the applicable period and do not bear interest. Certain contracts include provisions that permit us to submit invoices in advance of providing services, based on the passage of time, achievement of milestones or upon completion of the project and, to the extent not collected, are included in receivables. To the extent the related costs have not been billed, the contract balance is included in costs and estimated earnings in excess of billings on the condensed consolidated balance sheets. Included in other receivables at September 30, 2014, December 31, 2013 and September 30, 2013 were items such as notes receivable, fuel tax refunds and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates.
Financed receivables consisted of long-term notes receivable and retentions receivable. Long-term notes receivable were not material at any of the presented dates. No retention receivable individually exceeded 10% of total net receivables at any of the presented dates. As of September 30, 2014, the majority of the retentions receivable is expected to be collected within one year.
We segregate our retention receivables into two categories: escrow and non-escrow. The balances in each category were as follows:

(in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Escrow	$26,128	$25,124	$23,794
Non-escrow	53,347	47,979	52,320
Total retention receivables	$79,475	$73,103	$76,114

The escrow receivables include amounts due to Granite which have been deposited into an escrow account and bear interest. Typically, escrow retention receivables are held until work on a project is complete and has been accepted by the owner who then releases those funds, along with accrued interest, to us. There is minimal risk of not collecting on these amounts.
As of September 30, 2014, the non-escrow retention receivables aged over 90 days have not materially changed since December 31, 2013. In addition, our allowance for doubtful accounts contained no material provision related to non-escrow retention receivables as we determined there were no significant collectability issues at any of the presented dates.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Construction and Line Item Joint Ventures

We participate in various construction joint ventures, partnerships and a limited liability company of which we are a limited member (“joint ventures”). We also participate in various “line item” joint venture agreements under which each member is responsible for performing certain discrete items of the total scope of contracted work.
Due to the joint and several nature of the performance obligations under the related owner contracts, if one of the members fails to perform, we and the remaining members would be responsible for performance of the outstanding work. At September 30, 2014, there was approximately $6.1 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $1.8 billion represented our share and the remaining $4.3 billion represented our members’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.
Construction Joint Ventures
Generally, each construction joint venture is formed to complete a specific contract and is jointly controlled by the venture partners. The associated agreements typically provide that our interests in any profits and assets, and our respective share in any losses and liabilities resulting from the performance of the contracts, are limited to our stated percentage interest in the venture. Under our contractual arrangements, we provide capital to these joint ventures in return for an ownership interest. In addition, partners dedicate resources to the ventures necessary to complete the contracts and are reimbursed for their cost. The operational risks of each construction joint venture are passed along to the joint venture partners. As we absorb our share of these risks, our investment in each venture is exposed to potential losses.
We have determined that certain of these joint ventures are consolidated because they are variable interest entities (“VIEs”) and we are the primary beneficiary, or because they are not VIEs and we hold the majority voting interest.
We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the nine months ended September 30, 2014, we determined no change was required for existing construction joint ventures.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Construction Joint Ventures
The carrying amounts and classification of assets and liabilities of consolidated construction joint ventures are included in our condensed consolidated balance sheets as follows:

(in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Cash and cash equivalents[1]	$29,518	$38,800	$57,133
Receivables, net	45,483	38,372	47,696
Costs and estimated earnings in excess of billings[1]	21,105	178	81
Other current assets	1,910	4,600	3,734
Total current assets	98,016	81,950	108,644
Property and equipment, net	16,172	22,216	28,194
Total assets[2]	$114,188	$104,166	$136,838

Accounts payable	$22,951	$16,937	$20,075
Billings in excess of costs and estimated earnings[1]	23,138	60,185	70,518
Accrued expenses and other current liabilities	3,110	11,299	12,816
Total liabilities[2]	$49,199	$88,421	$103,409
1The volume and stage of completion of contracts from our consolidated construction joint ventures may cause fluctuations in cash and cash equivalents as well as billings in excess of costs and estimated earnings between periods.
2The assets and liabilities of each consolidated joint venture relate solely to that joint venture. The decision to distribute joint venture cash and cash equivalents and assets must generally be made jointly by a majority of the members and, accordingly, these cash and cash equivalents and assets generally are not available for the working capital needs of Granite until distributed.
At September 30, 2014, we were engaged in three active consolidated construction joint venture projects with total contract values ranging from $32.4 million to $364.3 million. Our share of revenue remaining to be recognized on these consolidated joint ventures ranged from $0.1 million to $43.9 million. Our proportionate share of the equity in these joint ventures was between 55.0% and 65.0%. During the three and nine months ended September 30, 2014, total revenue from consolidated construction joint ventures was $23.8 million and $122.0 million, respectively. During the three and nine months ended September 30, 2013, total revenue from consolidated construction joint ventures was $42.4 million and $131.1 million, respectively. Total cash used in consolidated construction joint venture operations was $44.7 million and $10.4 million during the nine months ended September 30, 2014 and 2013, respectively.
Unconsolidated Construction Joint Ventures
We account for our share of construction joint ventures that we are not required to consolidate on a pro rata basis in the condensed consolidated statements of operations and as a single line item on the condensed consolidated balance sheets. As of September 30, 2014, these unconsolidated joint ventures were engaged in eleven active unconsolidated construction joint ventures with total contract values ranging from $72.8 million to $3.1 billion. Our proportionate share of the equity in these unconsolidated joint ventures ranged from 20.0% to 50.0%. As of September 30, 2014, our share of the revenue remaining to be recognized on these unconsolidated joint ventures ranged from $0.3 million to $696.9 million.
As of September 30, 2014, one of our unconsolidated construction joint ventures was located in Canada and, therefore, the associated disclosures throughout this footnote include amounts that were translated from Canadian dollars to U.S. dollars using the spot rate in effect as of the reporting date for balance sheet items, and the average rate in effect during the reporting period for the results of operations. The associated foreign currency translation adjustments did not have a material impact on the condensed consolidated financial statements for any of the dates or periods presented.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Assets:
Cash and cash equivalents[1]	$286,040	$385,094	$412,506
Other assets	538,012	523,827	439,655
Less partners’ interest	530,585	612,530	557,857
Granite’s interest	293,467	296,391	294,304
Liabilities:
Accounts payable	141,630	155,985	127,695
Billings in excess of costs and estimated earnings[1]	178,781	245,341	274,052
Other liabilities	61,061	104,152	68,379
Less partners’ interest	269,264	371,760	336,885
Granite’s interest	112,208	133,718	133,241
Equity in construction joint ventures	$181,259	$162,673	$161,063
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Revenue:
Total	$313,945	$363,523	$1,055,276	$848,082
Less partners’ interest and adjustments[1]	213,068	259,655	741,451	586,016
Granite’s interest	100,877	103,868	313,825	262,066
Cost of revenue:
Total	338,848	290,112	982,014	661,587
Less partners’ interest and adjustments[1]	239,661	203,804	696,633	452,784
Granite’s interest	99,187	86,308	285,381	208,803
Granite’s interest in gross profit	$1,690	$17,560	$28,444	$53,263
1Partners’ interest represents amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies.
During the three and nine months ended September 30, 2014, unconsolidated construction joint venture net loss (net of adjustments) was $25.2 million and net income (net of adjustments) was $75.2 million, respectively, of which our share was net income (net of adjustments) of $1.8 million and $28.1 million, respectively. During the three and nine months ended September 30, 2013, the net income (net of adjustments) of unconsolidated construction joint ventures was $71.1 million and $182.8 million, respectively, of which our share was $21.3 million and $53.2 million, respectively.
Line Item Joint Ventures
The revenue for each line item joint venture partner’s discrete items of work is defined in the contract with the project owner and each venture partner bears the profitability risk associated with its own work. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We include only our portion of these contracts in our condensed consolidated financial statements. As of September 30, 2014, we had four active line item joint venture construction projects with total contract values ranging from $42.6 million to $86.1 million of which our portion ranged from $28.7 million to $63.8 million. As of September 30, 2014, our share of revenue remaining to be recognized on these line item joint ventures ranged from less than $0.1 million to $27.6 million.

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
We have determined that certain of these entities are consolidated because they are VIEs and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the nine months ended September 30, 2014 and 2013, we determined no change was required for existing real estate entities.
Our real estate entities include limited partnerships or limited liability companies of which we are a limited partner or member. The agreements with GLC’s partners in these real estate entities define each partner’s management role and financial responsibility in the project. The amount of GLC’s exposure is limited to GLC’s equity investment in the real estate joint venture. However, if one of GLC’s partners is unable to fulfill its management role or make its required financial contribution, GLC may assume, at its option, full management and/or financial responsibility for the project.
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
To determine if impairment charges should be recognized, the carrying amount of each real estate development project is reviewed on a quarterly basis. Based on our quarterly evaluations of each project’s business plan, we recorded no material impairment charges to our real estate development projects or investments during the three and nine months ended September 30, 2014 and 2013.
During 2013, we concluded the majority of our 2010 Enterprise Improvement Plan (“EIP”) which included the impairment and planned orderly divestiture of our real estate investment business consistent with our strategy to focus on our core business. Consequently, during 2013 we recorded impairment charges on certain real estate assets in accordance with our EIP. When real estate assets which we continue to have a financial interest are sold, we may recognize additional restructuring charges or gains; however, we do not expect these charges or gains to be material to our consolidated financial statements. No restructuring charges were recorded during the three and nine months ended September 30, 2014 and an immaterial restructuring gain was recorded during the three and nine months ended September 30, 2013.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Real Estate Entities
As of September 30, 2014, December 31, 2013 and September 30, 2013, real estate held for development and sale associated with consolidated real estate entities included in our condensed consolidated balance sheets was $11.8 million, $12.5 million and $50.3 million, respectively. Non-recourse debt, including current maturities, associated with these entities was $7.0 million, $8.0 million and $9.2 million as of September 30, 2014, December 31, 2013 and September 30, 2013, respectively. All other amounts associated with these entities were insignificant as of the dates presented. Residential real estate held for development and sale in Washington State was $11.6 million as of both September 30, 2014 and December 31, 2013, and was $40.8 million as of September 30, 2013. The remaining balances were in various commercial projects in California and Texas. During 2014, we sold or otherwise disposed of three consolidated real estate entities in connection with our 2010 Enterprise Improvement Plan. The associated gain was not material.
Investments in Affiliates
We have determined that certain real estate entities are not consolidated because they are VIEs and we are not the primary beneficiary. We have determined that certain non-real estate joint ventures are not consolidated because they are not VIEs and we do not hold the majority voting interest. As such, these entities are accounted for using the equity method. We account for our share of the operating results of these equity method investments in other income in the condensed consolidated statements of operations and as a single line item on our condensed consolidated balance sheets as investments in affiliates.
Our investments in affiliates balance consists of the following:

(in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Equity method investments in real estate affiliates	$24,040	$21,392	$20,488
Equity method investments in other affiliates	10,137	11,088	10,850
Total investments in affiliates	$34,177	$32,480	$31,338
The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Total assets	$172,220	$173,988	$166,601
Net assets	103,651	99,444	95,490
Granite’s share of net assets	34,177	32,480	31,338

The equity method investments in real estate included $17.8 million, $14.9 million and $14.0 million in residential real estate in Texas as of September 30, 2014, December 31, 2013 and September 30, 2013, respectively. The remaining balances were in commercial real estate in Texas. Of the $172.2 million in total assets as of September 30, 2014, real estate entities had total assets ranging from $1.9 million to $57.0 million and non-real estate entities had total assets ranging from $0.3 million to $22.5 million. As of each of the periods presented, the most significant non-real estate equity method investment was a 50% interest in a limited liability company which owns and operates an asphalt terminal and operates an emulsion plant in Nevada.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Property and Equipment, net

Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net on our condensed consolidated balance sheets as follows:

(in thousands)	September 30, 2014	December 31, 2013	September 30, 2013 As Revised
Equipment and vehicles	$771,934	$765,971	$756,098
Quarry property	169,982	170,442	180,205
Land and land improvements	118,985	119,917	125,606
Buildings and leasehold improvements	83,813	83,494	83,743
Office furniture and equipment	70,837	70,156	69,265
Property and equipment	1,215,551	1,209,980	1,214,917
Less: accumulated depreciation and depletion	791,279	773,121	756,893
Property and equipment, net	$424,272	$436,859	$458,024

10.	Intangible Assets

Indefinite-lived Intangible Assets

Indefinite-lived intangible assets primarily consist of goodwill and use rights. Use rights of $0.4 million are included in other noncurrent assets on our condensed consolidated balance sheets as of September 30, 2014, December 31, 2013 and September 30, 2013.

The following table presents the goodwill balance by reporting segment (in thousands):

	September 30, 2014	December 31, 2013	September 30, 2013
Construction	$29,260	$29,260	$28,398
Large Project Construction	22,593	22,593	23,287
Construction Materials	1,946	1,946	2,114
Total goodwill	$53,799	$53,799	$53,799

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amortized Intangible Assets

The detail of our amortized intangible assets that are included in other noncurrent assets on our condensed consolidated balance sheets is as follows (in thousands):

		Accumulated
September 30, 2014	Gross Value	Amortization	Net Book Value
Permits	$29,713	$(12,835)	$16,878
Acquired backlog	7,900	(7,226)	674
Customer lists	4,398	(2,711)	1,687
Trade name	4,100	(755)	3,345
Covenants not to compete and other	2,459	(2,426)	33
Total amortized intangible assets	$48,570	$(25,953)	$22,617

		Accumulated
December 31, 2013	Gross Value	Amortization	Net Book Value
Permits	$29,713	$(11,992)	$17,721
Acquired backlog	7,900	(6,835)	1,065
Customer lists	4,398	(2,491)	1,907
Trade name	4,100	(432)	3,668
Covenants not to compete and other	2,459	(2,408)	51
Total amortized intangible assets	$48,570	$(24,158)	$24,412

		Accumulated
September 30, 2013	Gross Value	Amortization	Net Book Value
Permits	$29,713	$(11,711)	$18,002
Acquired backlog	7,900	(5,147)	2,753
Customer lists	4,398	(2,418)	1,980
Trade name	4,100	(324)	3,776
Covenants not to compete and other	2,459	(2,378)	81
Total amortized intangible assets	$48,570	$(21,978)	$26,592
Amortization expense related to amortized intangible assets for the three and nine months ended September 30, 2014 was $0.6 million and $1.8 million respectively. Amortization expense related to amortized intangible assets for the three and nine months ended September 30, 2013 was $2.2 million and $6.7 million, respectively. Based on the amortized assets balance at September 30, 2014, amortization expense expected to be recorded in the future is as follows: $0.9 million for the remainder of 2014; $2.1 million in 2015; $1.8 million in 2016; $1.7 million in 2017; $1.7 million in 2018; and $14.4 million thereafter.

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
As of September 30, 2014, we were in compliance with the covenants contained in our note purchase agreement governing our senior notes payable (“2019 NPA”) and the credit agreement governing the $215.0 million committed revolving credit facility, with a sublimit for letters of credit of $100.0 million (“Credit Agreement”), as well as the debt agreements related to our consolidated real estate entities. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.

12.	Weighted Average Shares Outstanding and Earnings Per Share

A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income (loss) per share in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average shares outstanding:
Weighted average common stock outstanding	39,150	38,876	39,073	38,773
Total basic weighted average shares outstanding	39,150	38,876	39,073	38,773

Diluted weighted average shares outstanding:
Weighted average common stock outstanding, basic	39,150	38,876	39,073	38,773
Effect of dilutive securities:
Common stock options and restricted stock units[1]	663	883	717	—
Total weighted average shares outstanding assuming dilution	39,813	39,759	39,790	38,773
1Due to the net loss for the nine months ended September 30, 2013, restricted stock units and common stock options representing approximately 863,000 shares have been excluded from the number of shares used in calculating diluted net loss per share, as their inclusion would be antidilutive.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Earnings Per Share

We calculate earnings per share (“EPS”) under the two-class method by allocating earnings to both common shares and unvested restricted stock which are considered participating securities. However, net losses are not allocated to participating securities for purposes of computing EPS under the two-class method. During the three and nine months ended September 30, 2014 and 2013, there were no participating securities; therefore, net income was not allocated to participating securities. Following is a calculation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 As Revised	2014	2013 As Revised
Basic
Numerator:
Net income (loss) allocated to common shareholders for basic calculation	$15,282	$13,037	$8,370	$(7,526)

Denominator:
Weighted average common shares outstanding, basic	39,150	38,876	39,073	38,773
Net income (loss) per share, basic	$0.39	$0.34	$0.21	$(0.19)

Diluted
Numerator:
Net income (loss) allocated to common shareholders for diluted calculation	$15,282	$13,037	$8,370	$(7,526)

Denominator:
Weighted average common shares outstanding, diluted	39,813	39,759	39,790	38,773
Net income (loss) per share, diluted	$0.38	$0.33	$0.21	$(0.19)

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Equity

The following tables summarize our equity activity for the periods presented (in thousands):

	Granite Construction Incorporated	Non-controlling Interests	Total Equity
Balance at December 31, 2013	$781,940	$4,404	$786,344
Purchase of common stock[1]	(4,751)	—	(4,751)
Other transactions with shareholders and employees[3]	10,505	—	10,505
Transactions with non-controlling interests, net	—	15,174	15,174
Net income	8,370	6,681	15,051
Dividends on common stock	(15,260)	—	(15,260)
Balance at September 30, 2014	$780,804	$26,259	$807,063

Balance at December 31, 2012	$829,953	$41,905	$871,858
Purchase of common stock[2]	(5,457)	—	(5,457)
Other transactions with shareholders and employees[3]	11,430	—	11,430
Transactions with non-controlling interests, net	—	(21,654)	(21,654)
Net loss	(7,526)	(3,986)	(11,512)
Dividends on common stock	(15,150)	—	(15,150)
Balance at September 30, 2013 As Revised	$813,250	$16,265	$829,515
1Represents 123,000 shares purchased in connection with employee tax withholding for shares/units vested under our Amended and Restated 1999 Equity Incentive Plan.
2Represents 181,000 shares purchased in connection with employee tax withholding for shares/units vested under our Amended and Restated 1999 Equity Incentive Plan.
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
Some of the matters in which we or our joint ventures and affiliates are involved may involve compensatory, punitive, or other claims or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that are not probable to be incurred or cannot currently be reasonably estimated. In addition, in some circumstances our government contracts could be terminated, we could be suspended, debarred or incur other administrative penalties or sanctions, or payment of our costs could be disallowed. While any of our pending legal proceedings may be subject to early resolution as a result of our ongoing efforts to settle, whether or when any legal proceeding will be resolved through settlement is neither predictable nor guaranteed.
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
Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in our condensed consolidated balance sheets. The aggregate liabilities recorded as of September 30, 2014, December 31, 2013 and September 30, 2013 related to these matters were approximately $9.9 million, $16.3 million and $18.0 million, respectively, and were primarily included in accrued expenses and other current liabilities. The aggregate range of possible loss related to matters considered reasonably possible was zero to approximately $5.0 million as of September 30, 2014. Our view as to such matters could change in future periods.
Investigation Related to Grand Avenue Project Disadvantaged Business Enterprise (“DBE”) Issues: On March 6, 2009, the U.S. Department of Transportation, Office of Inspector General served upon our wholly-owned subsidiary, Granite Construction Northeast, Inc. (“Granite Northeast”), a United States District Court, Eastern District of New York Grand Jury subpoena to produce documents. The subpoena sought all documents pertaining to the use of a DBE firm (the “Subcontractor”), and the Subcontractor’s use of a non-DBE subcontractor/consultant, on the Grand Avenue Bus Depot and Central Maintenance Facility for the Borough of Queens Project (the “Grand Avenue Project”), a Granite Northeast project, that began in 2004 and was substantially complete in 2008. The subpoena also sought any documents regarding the use of the Subcontractor as a DBE on any other projects and any other documents related to the Subcontractor or to the subcontractor/consultant. Granite Northeast produced the requested documents, together with other requested information. Subsequently, Granite Northeast was informed by the Department of Justice (“DOJ”) that it is a subject of an investigation, along with others, and that the DOJ believes that Granite Northeast’s claim of DBE credit for the Subcontractor was improper. In addition to the documents produced in response to the Grand Jury subpoena, Granite Northeast has provided requested information to the DOJ, along with other federal and state agencies (collectively the “Agencies”), concerning other DBE entities for which Granite Northeast has historically claimed DBE credit. The Agencies have informed Granite Northeast that they believe that the claimed DBE credit taken for some of those other DBE entities was improper. Granite Northeast has met several times since January 2013 with the DOJ and the Agencies’ representatives to discuss the government’s criminal investigation of the Grand Avenue Project participants, including Granite Northeast, and to discuss their respective positions on, and potential resolution of, the issues raised in the investigation. In connection with this investigation, Granite Northeast is subject to potential civil, criminal, and/or administrative penalties or sanctions, as well as additional future DBE compliance activities and the costs associated therewith. Granite believes that the incurrence of some form of penalty or sanction is probable, and has therefore recorded what it believes to be the most likely amount of liability it may incur in its condensed consolidated balance sheet as of September 30, 2014. Granite believes that it is reasonably possible that it may incur liability in relation to this matter that is in excess of such accrual. The resolution of the matters under investigation could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations and/or liquidity.

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized segment information for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended September 30,
	Construction	Large Project Construction	Construction Materials	Real Estate	Total
2014
Total revenue from reportable segments	$447,097	$179,446	$146,782	$7	$773,332
Elimination of intersegment revenue	—	—	(53,568)	—	(53,568)
Revenue from external customers	447,097	179,446	93,214	7	719,764
Gross profit	48,802	5,679	12,204	7	66,692
Depreciation, depletion and amortization	4,621	4,777	5,408	—	14,806
2013 As Revised
Total revenue from reportable segments	$470,567	$185,997	$146,286	$16	$802,866
Elimination of intersegment revenue	—	—	(63,114)	—	(63,114)
Revenue from external customers	470,567	185,997	83,172	16	739,752
Gross profit (loss)	50,719	(2,163)	7,288	16	55,860
Depreciation, depletion and amortization	8,502	3,634	5,631	—	17,767

	Nine Months Ended September 30,
	Construction	Large Project Construction	Construction Materials	Real Estate	Total
2014
Total revenue from reportable segments	$873,357	$611,110	$286,669	$29	$1,771,165
Elimination of intersegment revenue	—	—	(85,684)	—	(85,684)
Revenue from external customers	873,357	611,110	200,985	29	1,685,481
Gross profit	82,773	72,264	15,449	29	170,515
Depreciation, depletion and amortization	12,865	12,001	16,267	—	41,133
Segment assets	150,070	247,694	310,731	11,773	720,268

2013 As Revised
Total revenue from reportable segments	$956,287	$539,268	$282,547	$141	$1,778,243
Elimination of intersegment revenue	—	—	(109,440)	—	(109,440)
Revenue from external customers	956,287	539,268	173,107	141	1,668,803
Gross profit	87,989	42,129	5,268	127	135,513
Depreciation, depletion and amortization	20,194	8,792	17,087	—	46,073
Segment assets	155,440	212,644	340,172	50,250	758,506

A reconciliation of segment gross profit to consolidated income (loss) before provision for (benefit from) income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013 As Revised	2014	2013 As Revised
Total gross profit from reportable segments	$66,692	$55,860	$170,515	$135,513
Selling, general and administrative expenses	47,386	45,527	147,731	149,477
Gain on sales of property and equipment	3,004	3,259	6,891	7,653
Other expense	(2,124)	(2,114)	(6,323)	(8,068)
Income (loss) before provision for (benefit from) income taxes	$20,186	$11,478	$23,352	$(14,379)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Current Economic Environment and Outlook

Public funding at the federal level was recently stabilized with a patchwork federal highway bill continuing resolution which covers spending obligations into May 2015.  This funding stabilized current projects and select federal highway/public transportation programs in the procurement phase. However, given the lack of long-term visibility, state and local government letting programs may prioritize maintenance projects over the letting of major capital projects. In some Western markets, state and local agencies have delayed projects, pushing bidding opportunities out from one to three quarters. Projects are moving forward, but at a slower pace than anticipated earlier this year. Notably, this has not yet had an impact on the market for Large Projects, especially those that involve alternative procurement methods.
Executing on record backlog of $3.0 billion, our business is expected to deliver improved financial performance in 2014. The Construction business should perform aligned with the varied economic and public funding environments in the Western states and local communities we serve. Our Large Project Construction segment is expected to drive improved profitability late in 2014. Revenue growth from the Construction Materials segment continues to out-pace prior expectations, and continued margin improvement is expected compared to last year.
Private sector market improvement continues to be largely offset by varied funding and financing environments and a continued highly competitive bidding environment. We continue to expect to grow our portfolio of new work across all segments in the next twelve months. Opportunities for profitable growth are expected to be driven by continued significant near and long-term bidding activity.
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

Results of Operations

Our business is seasonal and can be affected by weather conditions in certain geographies. In addition, annual maintenance on our equipment and plants is typically performed during the first quarter, causing down time in operations. These factors can create variability in revenue and profit. Therefore, the results of operations for the three and nine months of a given year are not necessarily indicative of the results to be expected for the full year.
The following table presents a financial summary on a comparative basis for the three and nine months ended September 30, 2014 and 2013. Financial data included herein for the three and nine months ended September 30, 2013 reflect the correction of accounting errors and reclassification adjustments to the condensed consolidated financial statements for the three and nine months ended September 30, 2013 as described in Note 1 of “Notes to Condensed Consolidated Financial Statements.”

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013 As Revised	2014	2013 As Revised
Total revenue	$719,764	$739,752	$1,685,481	$1,668,803
Gross profit	66,692	55,860	170,515	135,513
Operating income (loss)	22,310	13,592	29,675	(6,311)
Total other expense	(2,124)	(2,114)	(6,323)	(8,068)
Amount attributable to non-controlling interests	1,177	6,505	(6,681)	3,986
Net income (loss) attributable to Granite Construction Inc.	$15,282	$13,037	$8,370	$(7,526)

Revenue

Total revenue by segment for the three and nine months ended September 30, 2014 and 2013 is as follows:

Total Revenue by Segment	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2014		2013 As Revised		2014		2013 As Revised
Construction	$447,097	62.1%	$470,567	63.6%	$873,357	51.8%	$956,287	57.3%
Large Project Construction	179,446	24.9	185,997	25.2	611,110	36.3	539,268	32.3
Construction Materials	93,214	13.0	83,172	11.2	200,985	11.9	173,107	10.4
Real Estate	7	—	16	—	29	—	141	—
Total	$719,764	100.0%	$739,752	100.0%	$1,685,481	100.0%	$1,668,803	100.0%

Construction Revenue	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2014		2013 As Revised		2014		2013 As Revised
California:
Public sector	$134,365	30.1%	$126,334	26.9%	$293,640	33.5%	$282,693	29.5%
Private sector	27,649	6.2	28,421	6.0	63,345	7.3	62,262	6.5
Northwest:
Public sector	194,187	43.4	209,445	44.5	308,307	35.3	353,962	37.0
Private sector	39,794	8.9	51,868	11.0	82,693	9.5	97,528	10.2
Heavy Civil:
Public sector	8,652	1.9	1,525	0.3	14,507	1.7	3,481	0.4
Private sector	—	—	—	—	—	—	528	0.1
Kenny:
Public sector	30,020	6.7	18,836	4.0	75,942	8.7	48,536	5.1
Private sector	12,430	2.8	34,138	7.3	34,923	4.0	107,297	11.2
Total	$447,097	100.0%	$470,567	100.0%	$873,357	100.0%	$956,287	100.0%

Construction revenue for the three and nine months ended September 30, 2014 decreased by $23.5 million, or 5.0%, and $82.9 million, or 8.7%, respectively, compared to the same periods in 2013. The decreases were primarily due to lower volumes from entering the year with less backlog and timing of new awards in the Kenny private sector and in both sectors of the Northwest. The decreases were partially offset by increases in the Heavy Civil and California groups due to entering the year with higher backlog from bid successes during 2013.

Large Project Construction Revenue	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2014		2013 As Revised		2014		2013 As Revised
California[1]	$15,142	8.4%	$14,720	7.9%	$49,950	8.1%	$54,730	10.2%
Northwest[1]	1,219	0.7	3,198	1.7	9,676	1.6	21,184	3.9
Heavy Civil[1]	133,783	74.6	157,757	84.8	467,954	76.6	425,312	78.9
Kenny
Public sector	24,742	13.8	9,633	5.2	66,531	10.9	$37,405	6.9
Private sector	4,560	2.5	689	0.4	16,999	2.8	$637	0.1
Total	$179,446	100.0%	$185,997	100.0%	$611,110	100.0%	$539,268	100.0%
1For the periods presented, Large Project Construction revenue was primarily earned from the public sector.

Large Project Construction revenue for the three and nine months ended September 30, 2014 decreased by $6.6 million, or 3.5%, and increased by $71.8 million, or 13.3%, respectively, compared to the same periods in 2013. The decrease in the quarter was due to ongoing projects nearing completion while new projects were in the early stages of construction. The increase during the nine months ended September 30, 2014 was due to entering 2014 with greater backlog than 2013 and settlement of outstanding claims. Decreases in the California and Northwest groups were from ongoing projects nearing completion coupled with delayed starts on other work.

Construction Materials Revenue	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2014		2013		2014		2013
California	$52,268	56.1%	$42,221	50.8%	$116,429	57.9%	$94,619	54.7%
Northwest	40,946	43.9	40,951	49.2	84,556	42.1	78,488	45.3
Total	$93,214	100.0%	$83,172	100.0%	$200,985	100.0%	$173,107	100.0%

Construction Materials revenue for the three and nine months ended September 30, 2014 increased by $10.0 million, or 12.1%, and $27.9 million, or 16.1%, respectively, compared to the same periods in 2013 primarily due to increased volume and pricing.

Real Estate Revenue

Real Estate revenue was immaterial during all periods presented.

Contract Backlog

Our contract backlog consists of the unearned revenue on awarded contracts, including 100% of our consolidated joint venture contracts and our proportionate share of unconsolidated joint venture contracts. We generally include a project in our contract backlog at the time it is awarded and funding is in place. Certain federal government contracts where funding is appropriated on a periodic basis are included in contract backlog at the time of the award to the extent we believe funding is probable. Contracts that include unexercised contract options and unissued task orders are included in contract backlog as task orders are issued or options are exercised. Substantially all of the contracts in our contract backlog may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past.

The following tables illustrate our contract backlog as of the respective dates:

Total Contract Backlog by Segment
(dollars in thousands)	September 30, 2014		June 30, 2014		September 30, 2013
Construction	$817,365	27.5%	$974,986	38.1%	$705,839	25.6%
Large Project Construction	2,154,289	72.5	1,586,879	61.9	2,049,003	74.4
Total	$2,971,654	100.0%	$2,561,865	100.0%	$2,754,842	100.0%

Construction Contract Backlog
(dollars in thousands)	September 30, 2014		June 30, 2014		September 30, 2013
California:
Public sector	$307,351	37.6%	$352,760	36.1%	$406,503	57.5%
Private sector	72,906	8.9	76,777	7.9	39,403	5.6
Northwest:
Public sector	227,417	27.8	321,748	33.0	153,419	21.7
Private sector	48,003	5.9	50,673	5.2	30,089	4.3
Heavy Civil:
Public sector	33,633	4.1	41,347	4.2	2,141	0.3
Kenny:
Public sector	62,698	7.7	62,890	6.5	46,351	6.6
Private sector	65,357	8.0	68,791	7.1	27,933	4.0
Total	$817,365	100.0%	$974,986	100.0%	$705,839	100.0%

Construction contract backlog of $817.4 million at September 30, 2014 was $157.6 million, or 16.2%, lower than at June 30, 2014 and $111.5 million, or 15.8%, higher than at September 30, 2013 due to progress on existing projects and timing of new awards. Significant new awards during the three months ended September 30, 2014, included a $20.8 million freeway project in California, a $23.8 million water system improvement project in Illinois and a $29.6 million runway rehabilitation project in Utah. The increase at September 30, 2014 when compared to September 30, 2013 was primarily due to improved success rates on bidding activity, partially offset by progress on existing projects, in all operating groups and sectors except the California public sector. The decrease in the California public sector was due to progress on existing projects without the offset of new awards due to a focused effort to not bid certain public entities in markets where margins do not meet our minimum requirements. Not included in Construction contract backlog as of September 30, 2014 is $88.1 million associated with Kenny underground contracts that will be booked into contract backlog as additional task orders are issued by the owners, the majority of which is expected to occur within the next twelve months.

Large Project Construction Contract Backlog
(dollars in thousands)	September 30, 2014		June 30, 2014		September 30, 2013
California[1]	$30,130	1.4%	$35,183	2.2%	$68,271	3.3%
Northwest[1]	42,668	2.0	1,667	0.1	10,024	0.5
Heavy Civil[1]	1,830,875	85.0	1,262,349	79.6	1,618,026	79.0
Kenny:
Public sector[2]	165,542	7.7	198,046	12.5	172,893	8.4
Private sector	85,074	3.9	89,634	5.6	179,789	8.8
Total	$2,154,289	100.0%	$1,586,879	100.0%	$2,049,003	100.0%
1For all dates presented, Large Project Construction contract backlog was related to contracts in the Public sector.
2As of September 30, 2014, June 30, 2014 and September 30, 2013, $41.6 million, $44.2 million and $60.5 million, respectively, of Kenny public sector contract backlog was translated from Canadian dollars to U.S. dollars at the spot rate in effect at the date of reporting.

Large Project Construction contract backlog of $2.2 billion as of September 30, 2014 was $567.4 million, or 35.8%, higher than at June 30, 2014 and $105.3 million, or 5.1%, higher than at September 30, 2013. The increases were primarily due to the award of a $696.6 million design/build highway improvement project in Florida partially offset by progress on existing projects. In October 2014, Granite’s joint venture team was selected for the Rapid Bridge replacement project in Pennsylvania. Granite’s 40% share of the $899 million contract will be booked into contract backlog when a final contract is approved and a notice to proceed is issued, which is expected to be in the fourth quarter of 2014.
Non-controlling partners’ share of Large Project Construction contract backlog as of September 30, 2014, June 30, 2014, and September 30, 2013 was $28.0 million, $36.5 million and $71.6 million, respectively.

Gross Profit (Loss)

The following table presents gross profit (loss) by business segment for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013 As Revised	2014	2013 As Revised
Construction	$48,802	$50,719	$82,773	$87,989
Percent of segment revenue	10.9%	10.8%	9.5%	9.2%
Large Project Construction	5,679	(2,163)	72,264	42,129
Percent of segment revenue	3.2	(1.2)	11.8	7.8
Construction Materials	12,204	7,288	15,449	5,268
Percent of segment revenue	13.1	8.8	7.7	3.0
Real Estate	7	16	29	127
Percent of segment revenue	100.0	100.0	100.0	90.1
Total gross profit	$66,692	$55,860	$170,515	$135,513
Percent of total revenue	9.3%	7.6%	10.1%	8.1%

Revenue in an amount equal to cost incurred is recognized until there is sufficient information to determine the estimated profit on the project with a reasonable level of certainty. Gross profit can vary significantly in periods when deferred profit is recognized on one or more projects or, conversely, in periods where contract backlog is growing rapidly and a higher percentage of projects are in their early stages with no associated gross profit recognition. In addition, gross profit can vary significantly if we have outstanding claims that are not resolved or executed.

The following table presents revenue from projects that have not yet recognized profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Construction	$14,130	$22,572	$16,502	$32,879
Large Project Construction	42,761	37,971	110,801	50,747
Total revenue from contracts with deferred profit	$56,891	$60,543	$127,303	$83,626

When we experience significant changes in our estimates of costs to complete, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as a revision in estimates for the current period. In our review of these changes for the three and nine months ended September 30, 2014 and 2013, we did not identify any amounts that should have been recorded in a prior period.
Construction gross profit for the three and nine months ended September 30, 2014 decreased by $1.9 million, or 3.8%, and $5.2 million, or 5.9%, respectively, compared to the same periods in 2013. Construction gross profit as a percentage of segment revenue for the three months ended September 30, 2014 remained relatively unchanged during the three and nine months ended September 30, 2014 when compared to the same periods in 2013 with the decreases in gross profit due to volume reductions.
Large Project Construction gross profit for the three and nine months ended September 30, 2014 increased by $7.8 million, or over 100%, and $30.1 million, or 71.5%, respectively, when compared to the same periods in 2013. The increase for the three months ended September 30, 2014 was due to project progression. The increase for the nine months ended September 30, 2014 was due to project progression as well as claims settlements despite a $60.0 million increase in revenue from projects that have not yet recognized profit and remaining outstanding claims.
Construction Materials gross profit for the three and nine months ended September 30, 2014 increased by $4.9 million, or 67.5%, and $10.2 million, or over 100%, respectively, compared to the same periods in 2013. The increases were primarily due to operating cost reductions in both the California and Northwest groups.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013 As Revised	2014	2013 As Revised
Selling
Salaries and related expenses	$9,255	$8,702	$30,701	$29,942
Other selling expenses	2,907	1,795	6,911	3,908
Total selling	12,162	10,497	37,612	33,850
General and administrative
Salaries and related expenses	16,198	15,383	51,143	53,512
Restricted stock amortization	2,234	2,564	10,114	12,202
Other general and administrative expenses	16,792	17,083	48,862	49,913
Total general and administrative	35,224	35,030	110,119	115,627
Total selling, general and administrative	$47,386	$45,527	$147,731	$149,477
Percent of revenue	6.6%	6.2%	8.8%	9.0%

Selling, general and administrative expenses for the three and nine months ended September 30, 2014 increased $1.9 million, or 4.1% and decreased $1.7 million, or 1.2%, respectively, compared to the same periods in 2013.
Selling Expenses
Selling expenses include the costs for materials facility permits, business development, estimating and bidding. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses during the three and nine months ended September 30, 2014 increased $1.7 million, or 15.9%, and $3.8 million, or 11.1%, respectively, compared to the same periods in 2013 primarily due to increased bidding activity during the 2014 periods.
General and Administrative Expenses
General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Salaries and related expenses include salaries, fringe and cash incentive compensation. Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses none of which individually exceeded 10% of total general and administrative expenses.
General and administrative expenses for the three months ended September 30, 2014 increased $0.2 million, or 0.6%, and decreased $5.5 million, or 4.8% for the three and nine months ended September 30, 2014 compared to the same periods in 2013. The decrease during the nine months was primarily due to the timing of restricted stock unit vesting and incentive compensation partially offset by increases in costs associated with continuous improvement efforts.

Other Income (Expense)

The following table presents the components of other income (expense) for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Interest income	$451	$602	$1,343	$1,110
Interest expense	(2,488)	(3,736)	(10,426)	(11,081)
Equity in income (loss) of affiliates	1,109	(2)	2,310	273
Other (expense) income, net	(1,196)	1,022	450	1,630
Total other expense	$(2,124)	$(2,114)	$(6,323)	$(8,068)

Total other expense remained relatively unchanged for the three months ended September 30, 2014 and decreased $1.7 million, or 21.6%, for the nine months ended September 30, 2014 compared to the same periods in 2013. The decrease for the nine months was primarily due to a $2.0 million increase in equity in income of affiliates from the sale of real estate assets.

Income Taxes

The following table presents the provision for (benefit from) income taxes for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013 As Revised	2014	2013 As Revised
Provision for (benefit from) income taxes	$6,081	$4,946	$8,301	$(2,867)
Effective tax rate	30.1%	43.1%	35.5%	19.9%

We calculate our income tax provision at the end of each interim period by estimating our annual effective tax rate and applying that rate to our year-to-date ordinary earnings. The effect of changes in enacted tax laws, tax rates or tax status is recognized in the interim period in which the change occurs.

Our effective tax rate decreased to 30.1% from 43.1% and increased to 35.5% from 19.9% for the three and nine months ended September 30, 2014, respectively, primarily due to adjusting our estimate of our annual effective tax rate and a decrease in nondeductible expenses. The increase for the nine months ended September 30, 2014 was partially offset by the effect of state tax laws which were enacted during 2014.

Non-controlling Interests

The following table presents the amount attributable to non-controlling interests in consolidated entities for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013 As Revised	2014	2013 As Revised
Amount attributable to non-controlling interests	$1,177	$6,505	$(6,681)	$3,986

The amount attributable to non-controlling interests represents the non-controlling owners’ share of the income or loss of our consolidated construction joint ventures and real estate entities. The change for the three and nine months ended September 30, 2014 was primarily due to the settlement of outstanding claims with contract owners partially offset with contract losses in the 2014 periods. The change during the nine months was also due to certain profitable projects nearing completion.

Certain Legal Proceedings

As discussed in Note 14 of “Notes to the Condensed Consolidated Financial Statements,” under certain circumstances the resolution of certain legal proceedings to which we are subject could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations, cash flows and/or liquidity.

Liquidity and Capital Resources

We believe our cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations through the next twelve months. We maintain a collateralized revolving credit facility of $215.0 million, of which $134.3 million was available at September 30, 2014, primarily to provide capital needs to fund growth opportunities, generated either internally or through acquisitions (see “Credit Agreement” section below for further information). We do not anticipate that this credit facility will be required to fund future working capital needs associated with our existing operations within the next twelve months. If we experience a prolonged change in our business operating results or make a significant acquisition, we may need to acquire additional sources of financing, which, if available, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available on terms acceptable to us.
The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated joint ventures, as of the respective dates:

(in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Cash and cash equivalents excluding consolidated joint ventures	$137,656	$190,321	$155,330
Consolidated construction joint venture cash and cash equivalents[1]	29,518	38,800	57,133
Total consolidated cash and cash equivalents	167,174	229,121	212,463
Short-term and long-term marketable securities[2]	102,090	117,202	86,906
Total cash, cash equivalents and marketable securities	$269,264	$346,323	$299,369

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
Our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions. Marketable securities consist of U.S. Government and agency obligations and commercial paper, with the September 30, 2013 balance including municipal bonds as well.
Consolidated joint ventures were responsible for $9.3 million, or 15.0%, of the $61.9 million decrease in cash and cash equivalents during the nine months ended September 30, 2014. Consolidated joint venture cash and cash equivalents available to Granite was $18.1 million, $23.8 million and $33.8 million as of September 30, 2014, December 31, 2013 and September 30, 2013, respectively. Unconsolidated joint venture cash and cash equivalents available to Granite was $89.8 million, $112.8 million and $128.2 million as of September 30, 2014, December 31, 2013 and September 30, 2013, respectively. Cash and cash equivalents held by our joint ventures are primarily used to fulfill the working capital needs of each joint venture’s project, and generally cannot be distributed to any of the venture partners without the consent of the majority of the venture partners.

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
In March 2014, we entered into an interest rate swap with a notional amount of $100.0 million which matures in June 2018 to convert the interest rate of our 2019 Notes (as defined in “Senior Notes Payable” section below) from a fixed rate of 6.11% to a floating rate of 4.15% plus six-month LIBOR. LIBOR floating rate is variable and subject to market changes over the life of the swap with no guarantees to settle as forecasted. The interest rate swap is reported at fair value. During the three and nine months ended September 30, 2014, we recorded losses of $0.6 million and gains of $0.3 million, respectively, related to this interest rate swap in other (expense) income, net in our condensed consolidated statement of operations.
In March 2014, we entered into two diesel commodity swaps covering May to October, 2014 and 2015 which represented roughly 25% of our forecasted purchase for diesel.  In May 2014, we entered into two natural gas commodity swaps covering June to October 2014 and May to October 2015 representing roughly 25% of our forecasted purchase of natural gas.  The commodity swaps are reported at fair value using Level 2 inputs, and gains or losses are recorded in other income (expense), net in our condensed consolidated statement of operations and were losses of $0.6 million and $0.7 million during the three and nine months ended September 30, 2014, respectively.

Cash Flows	Nine Months Ended September 30,
(in thousands)	2014	2013 As Revised
Net cash (used in) provided by:
Operating activities	$(46,833)	$(64,515)
Investing activities	(11,298)	7,713
Financing activities	(3,816)	(52,725)

Cash flows from operating activities result primarily from our earnings or losses, and are also impacted by changes in operating assets and liabilities. As a large construction and heavy civil contractor and construction materials producer, our operating cash flows are subject to seasonal cycles as well as the cycles are primarily associated with winning, performing and closing projects. Additionally, operating cash flows are impacted by the timing related to funding construction joint ventures and the resolution of uncertainties inherent in the complex nature of the work that we perform.
Cash used in operating activities of $46.8 million for the nine months ended September 30, 2014 represents a $17.7 million decrease from the amount of cash used in operating activities during the same period in 2013. The favorable change was mainly attributable to a $43.7 million increase in net income after adjusting for non-cash items, offset by a $17.3 million decrease in net cash from unconsolidated construction joint ventures and a $10.2 million increase in inventories.
Cash used in investing activities of $11.3 million for the nine months ended September 30, 2014 represents an $19.0 million change from the $7.7 million of cash provided by investing activities during the same period in 2013. The change in net cash related to investing activities was primarily due to an increase in capital expenditures as well as a decrease in net proceeds from marketable securities driven by the Company’s cash flow requirements and/or the maturities of investments.
Cash used in financing activities of $3.8 million for the nine months ended September 30, 2014 decreased $48.9 million compared to the same period in 2013. The change was primarily driven by a decrease in net distributions to non-controlling partners related to consolidated construction joint ventures and a $10.0 million decrease in long-term debt principal payments.

Capital Expenditures

During the nine months ended September 30, 2014, we had capital expenditures of $37.5 million compared to $30.5 million during the same period in 2013. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate investing between $50.0 million and $60.0 million in capital expenditures during 2014. During the year ended December 31, 2013, we had capital expenditures of $43.7 million.

Credit Agreement

We have a $215.0 million committed revolving credit facility, with a sublimit for letters of credit of $100.0 million (the “Credit Agreement”), which expires on October 11, 2016, of which $134.3 million was available at September 30, 2014. At September 30, 2014, December 31, 2013 and September 30, 2013, there was a revolving loan of $70.0 million outstanding under the Credit Agreement related to financing the Kenny acquisition, which is included in long-term debt on our condensed consolidated balance sheets. In addition, there were standby letters of credit totaling approximately $10.8 million as of September 30, 2014. The letters of credit will expire between October 2014 and December 2016.
Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on certain financial ratios calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin was 2.25% for loans bearing interest based on LIBOR and 1.25% for loans bearing interest at the base rate at September 30, 2014. Accordingly, the effective interest rate was between 2.48% and 4.50% at September 30, 2014. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Credit Agreement’s maturity date. Borrowings at a LIBOR rate have a term no less than one month and no greater than one year. Typically, at the end of such term, such borrowings may be paid off or rolled over at our discretion into either a borrowing at the base rate or a borrowing at a LIBOR rate with similar terms, not to exceed the maturity date of the Credit Agreement. On a periodic basis, we assess the timing of payment depending on facts and circumstances that exist at the time of our assessment. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are collateralized on an equivalent basis with the obligations under the 2019 Notes (defined below) by first priority liens (subject only to other liens permitted under the Credit Agreement) on substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement.
The Credit Agreement provides for the release of the liens securing the obligations at our option and expense, so long as certain conditions as defined by the terms in the Credit Agreement are satisfied (“Collateral Release Period”). However, if subsequent to exercising the option, our Consolidated Fixed Charge Coverage Ratio is less than 1.25 or our Consolidated Leverage Ratio is greater than 2.50, then we will be required to promptly re-pledge substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement. As of September 30, 2014, the conditions for the exercise of this option were not satisfied.

Senior Notes Payable

As of September 30, 2014, senior notes payable in the amount of $200.0 million were due to a group of institutional holders in five equal annual installments beginning in 2015 and bear interest at 6.11% per annum (“2019 Notes”).

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

Surety Bonds and Real Estate Mortgages

We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At September 30, 2014, approximately $2.3 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

A significant portion of our real estate held for development and sale is subject to mortgage indebtedness. All of this indebtedness is non-recourse to Granite but is recourse to the real estate entities that incurred the indebtedness. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entities to repay portions of the debt. As of September 30, 2014, the principal amount of debt of our consolidated real estate entities secured by mortgages was $7.0 million, of which approximately $1.2 million was included in current liabilities and approximately $5.8 million was included in long-term liabilities on our condensed consolidated balance sheets.

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
The most significant financial covenants under the terms of our Credit Agreement and 2019 NPA require the maintenance of a minimum Consolidated Tangible Net Worth, a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. The calculations and terms of such financial covenants are defined in the amendments to the Credit Agreement and 2019 NPA, which were filed as Exhibits 10.31 and 10.32, respectively, to our Form 10-K filed March 3, 2014. As of September 30, 2014 and pursuant to the definitions in the agreements, our Consolidated Tangible Net Worth was $755.9 million, which exceeded the minimum of $617.4 million, the Consolidated Leverage Ratio was 2.21, which did not exceed the maximum of 3.25 and the Consolidated Interest Coverage Ratio was 8.94 which exceeded the minimum of 4.00.
As of September 30, 2014, we were in compliance with all covenants contained in the Credit Agreement and 2019 NPA, as amended, and the debt agreements related to our consolidated real estate entities. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.

Share Purchase Program

In 2007, our Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion. As of September 30, 2014, $64.1 million remained available under this authorization. We did not purchase shares under the share purchase program in any of the periods presented.

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

Evaluation of Disclosure Controls and Procedures

Our management carried out, as of September 30, 2014, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
During quarter ended September 30, 2014, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The description of the matters set forth in Part I, Item 1 of this Report under “Note 14 - Legal Proceedings” is incorporated herein by reference.

Item 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2014, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended September 30, 2014:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
July 1, 2014 through July 31, 2014	10,270	$36.75	—	$64,065,401
August 1, 2014 through August 31, 2014	—	$—	—	$64,065,401
September 1, 2014 through September 30, 2014	162	$34.61	—	$64,065,401
	10,432	$36.71	—
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

Item 5.	OTHER INFORMATION

Not Applicable.

Item 6. EXHIBITS

10.1	†	Profit Sharing and 401(k) Plan Amendment No. 1 to Amended and Restated Plan
10.2	†	Key Management Deferred Compensation Plan II Amendment No. 4
31.1	†	Certification of Principal Executive Officer
31.2	†	Certification of Principal Financial Officer
32	††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	†	Mine Safety Disclosure
101.INS	†	XBRL Instance Document
101.SCH	†	XBRL Taxonomy Extension Schema
101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	†	XBRL Taxonomy Extension Definition Linkbase
101.LAB	†	XBRL Taxonomy Extension Label Linkbase
101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase

	†	Filed herewith
	††	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date:	November 3, 2014	By:	/s/ Laurel J. Krzeminski
Laurel J. Krzeminski
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)