Form 10-K
period 2014-12-31
GRANITE CONSTRUCTION INC
filed 2015-02-27
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $1.4 billion as of June 30, 2014, based upon the price at which the registrant’s Common Stock was last sold as reported on the New York Stock Exchange on such date.
At February 18, 2015, 39,187,087 shares of Common Stock, par value $0.01, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of Granite Construction Incorporated to be held on June 4, 2015, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014.

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
We are one of the largest diversified heavy civil contractors and construction materials producers in the United States. We operate nationwide, serving both public and private sector clients. Within the public sector, we primarily concentrate on heavy-civil infrastructure projects, including the construction of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, trenchless and underground utilities, power-related facilities, utilities, tunnels, dams and other infrastructure-related projects. Within the private sector, we perform site preparation and infrastructure services for residential development, energy development, commercial and industrial sites, and other facilities, as well as provide construction management professional services.
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
In December 2012, we purchased 100% of the outstanding stock of Kenny Construction Company (“Kenny”), a Northbrook, Illinois-based national contractor and construction manager. Amounts associated with Kenny are included in our consolidated statements of operations and of cash flows for the years ended December 31, 2014 and 2013 and on the consolidated balance sheets as of December 31, 2014 and 2013.
Operating Structure
During 2014, our business was organized into four reportable business segments. These business segments were: Construction, Large Project Construction, Construction Materials and Real Estate. In the fourth quarter of 2014, we determined that the Real Estate segment no longer met the requirements of a reportable business segment under Accounting Standard Codification (“ASC”) 280 and have eliminated it as a segment for all periods presented. See Note 20 of “Notes to the Consolidated Financial Statements” for additional information about our reportable business segments.

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
Construction: Revenue from our Construction segment was $1.2 billion and $1.3 billion (52.1% and 55.2% of our total revenue) in 2014 and 2013, respectively. Revenue from our Construction segment is derived from both public and private sector clients. The Construction segment performs construction management, as well as various civil construction projects with a large portion of the work focused on new construction and improvement of streets, roads, highways, bridges, site work, underground, power-related facilities, utilities and other infrastructure projects. These projects are typically bid-build and construction management projects completed within two years with a contract value of less than $75 million.
Large Project Construction: Revenue from our Large Project Construction segment was $825.0 million and $777.8 million (36.3% and 34.3% of our total revenue) in 2014 and 2013, respectively. The Large Project Construction segment focuses on large, complex infrastructure projects which typically have a longer duration than our Construction segment work. These projects include major highways, mass transit facilities, bridges, tunnels, waterway locks and dams, pipelines, canals, power-related facilities, utilities and airport infrastructure. This segment primarily includes bid-build, design-build and construction management/general contractor contracts, together with various contract methods relating to Public Private Partnerships, generally with contract values in excess of $75 million.
We utilize the design-build construction management/general contract, construction management at-risk, and other alternative procurement methods of project delivery. Unlike traditional projects where owners first hire a design firm or design a project themselves and then put the project out to bid for construction, design-build projects provide the owner with a single point of responsibility and a single contact for both final design and construction. Although design-build projects carry additional risk as compared to traditional bid/build projects, the profit potential can also be higher. Under the construction management/general contract method of delivery, we contract with owners to manage the design phase of the contract with the understanding that we will negotiate a contract on the construction phase when the design nears completion. Revenue from alternative procurement method projects jointly represented 72.1% and 63.6% of Large Project Construction revenue in 2014 and 2013, respectively.
We participate in joint ventures with other construction companies mainly on projects in our Large Project Construction segment. Joint ventures are typically used for large, technically complex projects, including design-build projects, where it is necessary or desirable to share risk and resources. Joint venture partners typically provide independently prepared estimates, shared financing and equipment, and often bring local knowledge and expertise (see “Joint Ventures” section below).
Construction Materials: Revenue from our Construction Materials segment was $263.8 million and $237.9 million (11.6% and 10.5% of our total revenue) in 2014 and 2013, respectively. The Construction Materials segment mines and processes aggregates and operates plants that produce construction materials for internal use and for sale to third parties. We have significant aggregate reserves that we own or lease through long-term leases. Sales to our construction projects represented 30.5% of our gross sales during 2014, and ranged from 30.5% to 45.6% over the last five years. The remainder is sold to third parties.
During 2013 and in connection with our 2010 Enterprise Improvement Plan (“EIP”), we recorded $14.7 million in restructuring charges related to non-performing quarry sites and incurred $3.2 million in lease termination charges, both related to the Construction Materials segment. During 2014 we recorded a $1.3 million restructuring gain resulting from our release from the lease obligations. In addition, during 2013 as part of the EIP we recorded $31.1 million of non-cash impairment charges, including amounts attributable to non-controlling interests of $3.9 million, related to all of the remaining consolidated real estate assets. Separate from the EIP, we recorded $1.3 million in non-cash impairment gains and $3.2 million in non-cash impairment charges during 2014 and 2013, respectively, related to the Construction Materials segment. See Note 11 of “Notes to the Consolidated Financial Statements” and “Restructuring and Impairment (Gains) Charges, Net” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Business Strategy
Our fundamental objective is to increase long-term shareholder value as measured by the appreciation of the value of our common stock over a period of time, as well as dividend payouts. A specific measure of our financial success is the achievement of a return on net assets greater than the cost of capital. The following are key factors in our ability to achieve these objectives:
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
Diversification - To mitigate the risks inherent in the construction business as the result of general economic factors, we pursue projects: (i) in both the public and private sectors; (ii) in federal, rail, power and renewable energy markets; (iii) for a wide range of customers within each sector (from the federal government to small municipalities and from large corporations to individual homeowners); (iv) in diverse geographic markets; (v) that are construction management/general contractor, design-build and bid-build; (vi) at fixed price, time and materials, cost reimbursable and fixed unit price; and (vii) of various sizes, durations and complexity. In addition to pursuing opportunities with traditional project funding, we continue to evaluate other sources of project funding (e.g., public and private partnerships).
Employee Development - We believe that our employees are key to the successful implementation of our business strategies. Significant resources are employed to attract, develop and retain extraordinary talent and fully promote each employee’s capabilities.
Core Competency Focus - A core competency is to perform the myriad tasks necessary to deliver major infrastructure projects. These projects include the building of roads, highways, bridges, dams, tunnels, mass transit facilities, airport and railroad infrastructure, underground utilities, power-related facilities, materials management, construction management, staff augmentation and site preparation. This focus allows us to most effectively utilize our specialized strengths.
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
Selective Bidding - We focus our resources on bidding jobs that meet our selective bidding criteria, which include analyzing the risk of a potential job relative to: (i) available personnel to estimate and prepare the proposal as well as to effectively manage and build the project; (ii) the competitive environment; (iii) our experience with the type of work and with the owner; (iv) local resources and partnerships; (v) equipment resources; and (vi) the size, complexity and expected profitability of the job.
Our operating principles include:
Accident Prevention - We believe accident prevention is a moral obligation as well as good business. By identifying and concentrating resources to address jobsite hazards, we continually strive to reduce our incident rates and the costs associated with accidents.
Quality and High Ethical Standards - We believe in the importance of performing high quality work. Additionally, we believe in maintaining high ethical standards through an established code of conduct and an effective company-wide compliance program.
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
During the years ended December 31, 2014, 2013, and 2012, our largest volume customer, including both prime and subcontractor arrangements, was the California Department of Transportation (“Caltrans”). Revenue recognized from contracts with Caltrans represented $195.4 million (8.6% of our total revenue) in 2014, of which $178.7 million (15.1% of segment revenue) was in our Construction segment and $16.8 million (2.0% of segment revenue) was in our Large Project Construction segment. Revenue from Caltrans represented $265.8 million (11.7% of total revenue) in 2013, of which $239.9 million (19.2% of segment revenue) was in our Construction segment and $25.9 million (3.3% of segment revenue) was in the Large Project Construction segment. Revenue from Caltrans represented $272.9 million (13.1% of total revenue) in 2012, of which $268.9 million (27.3% of segment revenue) was in the Construction segment and $4.1 million (0.5% of segment revenue) was in the Large Project Construction segment.
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
Substantially all of the contracts in our contract backlog, as well as unexercised contract options and unissued task orders, may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past (see “Contract Provisions and Subcontracting”). Many projects in our Construction segment are added to backlog and completed within a year and therefore may not be reflected in our beginning or year-end contract backlog. Contract backlog by segment is presented in “Contract Backlog” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our contract backlog was $2.7 billion and $2.5 billion at December 31, 2014 and 2013, respectively. Approximately $1.4 billion of the December 31, 2014 contract backlog is expected to be completed during 2015.

Equipment
At December 31, 2014 and 2013, we owned the following number of construction equipment and vehicles:

December 31,	2014	2013
Heavy construction equipment	2,506	2,534
Trucks, truck-tractors, trailers and vehicles	3,851	3,664

Our portfolio of equipment includes backhoes, barges, bulldozers, cranes, excavators, loaders, motor graders, pavers, rollers, scrapers, trucks and tunnel boring machines that are used in our Construction, Large Project Construction and Construction Materials segments. We believe that ownership of equipment is generally preferable to leasing because it ensures the equipment is available as needed and normally results in lower costs. We pool certain equipment for use by our Construction, Large Project Construction and Construction Materials segments to maximize utilization. We continually monitor and adjust our fleet size so that it is consistent with the size of our business, considering both existing backlog and expected future work. On a short-term basis, we lease or rent equipment to supplement existing equipment in response to construction activity peaks. In 2014 and 2013, we spent $32.3 million and $30.2 million, respectively, on purchases of construction equipment and vehicles.
Employees
On December 31, 2014, we employed approximately 1,700 salaried employees who work in management, estimating and clerical capacities, plus approximately 1,300 hourly employees. The total number of hourly personnel is subject to the volume of construction in progress and is seasonal. During 2014, the number of hourly employees ranged from approximately 1,300 to 3,600 and averaged approximately 2,900. Four of our wholly-owned subsidiaries, Granite Construction Company, Granite Construction Northeast, Inc., Granite Infrastructure Constructors, Inc., and Kenny Construction Company, are parties to craft collective bargaining agreements in many areas in which they work.
We believe our employees are our most valuable resource, and our workforce possesses a strong dedication to and pride in our company. Among salaried and non-union hourly employees, this dedication is reinforced by a 5.5% equity ownership at December 31, 2014 through our 401(k) Plan. Our managerial and supervisory personnel have an average of approximately 10 years of service with Granite.
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

Contract Provisions and Subcontracting
Our contracts with our customers are primarily “fixed unit price” or “fixed price.” Under fixed unit price contracts, we are committed to providing materials or services at fixed unit prices (for example, dollars per cubic yard of concrete placed or cubic yard of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, errors in our estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk of performing all the work for the specified amount. The percentage of fixed price contracts in our contract backlog increased to 71.0% at December 31, 2014 compared with 63.5% at December 31, 2013. The percentage of fixed unit price contracts in our contract backlog was 19.9% and 26.0% at December 31, 2014 and 2013, respectively. All other contract types represented 9.1% and 10.5% of our backlog at December 31, 2014 and 2013, respectively.
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
There are a number of factors that can create variability in contract performance as compared to the original bid. Such factors can positively or negatively impact costs and profitability, may cause higher than anticipated construction costs and can create additional liability to the contract owner. The most significant of these include:

•	the completeness and accuracy of the original bid;

•	costs associated with scope changes;

•	costs of labor and/or materials;

•	extended overhead due to owner, weather and other delays;

•	subcontractor performance issues;

•	changes in productivity expectations;

•	site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable);

•	continuing changes from original design on design-build projects;

•	the availability and skill level of workers in the geographic location of the project;

•	a change in the availability and proximity of equipment and materials; and

•	our ability to fully and promptly recover on claims for additional contract costs.
The ability to realize improvements on project profitability at times is more limited than the risk of lower profitability. For example, design-build projects typically incur additional costs such as right-of-way and permit acquisition costs. In addition, design-build contracts carry additional risks such as those associated with design errors and estimating quantities and prices before the project design is completed. We manage this additional risk by adding contingencies to our bid amounts, obtaining errors and omissions insurance and obtaining indemnifications from our design consultants where possible. However, there is no guarantee that these risk management strategies will always be successful.
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
We act as prime contractor on most of our construction projects. We complete the majority of our projects with our own resources and subcontract specialized activities such as electrical and mechanical work. As prime contractor, we are responsible for the performance of the entire contract, including subcontract work. Thus, we may be subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated. Based on our analysis of their construction and financial capabilities, among other criteria, we determine whether to require the subcontractor to furnish a bond or other type of security to guarantee their performance. Disadvantaged business enterprise regulations require us to use our good faith efforts to subcontract a specified portion of contract work done for governmental agencies to certain types of disadvantaged contractors or suppliers. As with all of our subcontractors, some may not be able to obtain surety bonds or other types of performance security.

Joint Ventures
We participate in various construction joint ventures, partnerships and a limited liability company of which we are a limited member (“joint ventures”) in order to share expertise, risk and resources for certain highly complex projects. Generally, each construction joint venture is formed to accomplish a specific project and is jointly controlled by the joint venture partners. We select our joint venture partners based on our analysis of their construction and financial capabilities, expertise in the type of work to be performed and past working relationships, among other criteria. The joint venture agreements typically provide that our interests in any profits and assets, and our respective share in any losses and liabilities, that may result from the performance of the contract are limited to our stated percentage interest in the project.
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
The agreements with our joint venture partners and limited liability company members (“partner(s)”) for both construction joint ventures and line item joint ventures define each partner’s management role and financial responsibility in the project. The amount of exposure is generally limited to our stated ownership interest. Due to the joint and several nature of the performance obligations under these agreements, if one of the partners fails to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). We estimate our liability for performance guarantees and include them in accrued expenses and other current liabilities with a corresponding asset in equity in construction joint ventures on the consolidated balance sheets. We reassess our liability when and if changes in circumstances occur. The liability and corresponding asset are removed from the consolidated balance sheets upon completion and customer acceptance of the project. Circumstances that could lead to a loss under these agreements beyond our stated ownership interest include the failure of a partner to contribute additional funds to the venture in the event the project incurs a loss or additional costs that we could incur should a partner fail to provide the services and resources that it had committed to provide in the agreement. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.
At December 31, 2014, there was $5.7 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts, of which $1.7 billion represented our share and the remaining $4.0 billion represented our partners’ share.
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
In July 2007, the California Air Resources Board (“CARB”) approved a regulation that will require California equipment owners/operators to reduce diesel particulate and nitrogen oxide emissions from in-use off-road diesel equipment and to meet progressively more restrictive emission targets from 2010 to 2020. In December 2008, CARB approved a similar regulation for in-use on-road diesel equipment that includes more restrictive emission targets from 2010 to 2022. The emission targets will require California off-road and on-road diesel equipment owners to retrofit equipment with diesel emission control devices or replace equipment with new engine technology as it becomes available, which will result in higher equipment-related expenses. In December 2010, CARB amended both regulations to grant economic relief to affected fleets by extending initial compliance dates as well as adding additional compliance requirements. To-date, costs to prepare the Company for compliance have totaled $14.7 million and costs of compliance in 2015 are expected to be $5.6 million. We will continue to manage compliance costs; however, it is not possible to determine the total future cost of compliance.
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

Executive Officers of the Registrant
Information regarding our executive officers is set forth below.

Name	Age	Position
James H. Roberts	58	President and Chief Executive Officer
Christopher S. Miller	48	Executive Vice President and Chief Operating Officer
Laurel J. Krzeminski	60	Senior Vice President and Chief Financial Officer
Michael F. Donnino	60	Senior Vice President and Group Manager
Martin P. Matheson	53	Senior Vice President and Group Manager
James D. Richards	51	Senior Vice President and Group Manager

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
Mr. Miller has served as Granite’s Executive Vice President and Chief Operating Officer since August 2014. From June 2006 to July 2014, he served in various executive positions with CH2M HILL, including Managing Director, Global Operations; Managing Director, United Kingdom Ministry of Defense Programs; President, Government Facilities and Infrastructure Business Group; President, CH2M HILL Constructors, Inc. and Global Business Development and Planning Director. Prior to CH2M Hill, Mr. Miller served as Director of Federal Programs for Jacobs Engineering Group. From 1989 to 1995, Mr. Miller served in the United States Air Force in the Human Systems Division, Weapons System Program Office and the Air Force Center for Environmental Excellence. He received a B.A. in Biology from the University of Louisville and an M.S. in Civil Engineering from the University of Texas at San Antonio.
Ms. Krzeminski joined Granite in 2008 and has served as Chief Financial Officer since November 2010 and Senior Vice President since January 2013. She also served as Vice President from July 2008 to December 2012, Interim Chief Financial Officer from June 2010 to October 2010 and Corporate Controller from July 2008 to May 2010. From 1993 to 2007, she served in various corporate and operational finance positions with The Gillette Company (acquired by The Procter & Gamble Company in 2005), including Finance Director for the Duracell and Braun North American business units. Ms. Krzeminski also served as the Director of Gillette’s Sarbanes-Oxley Section 404 Compliance program and as Gillette’s Director of Corporate Financial Reporting. Her experience also includes several years in public accounting with an international accounting firm. She received a Bachelor’s degree in Business Administration-Accounting from San Diego State University.
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
Mr. Matheson joined Granite in 1989 and has served as Senior Vice President and Group Manager since August 2013. He also served as Washington Region Manager from February 2007 through July 2013, Branch Division Construction Manager from 2006 through February 2007, Utah Operations Area/Operations Manager from 1999 to 2006 and in other positions at Granite’s Nevada Branch between 1989 and 1997. Prior to joining Granite, he worked at Kenny Construction Company. Mr. Matheson received a B.S. in Animal Science from University of Illinois in 1983.
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

•
Government contracts generally have strict regulatory requirements. Approximately 75.0% of our total revenue in 2014 was derived from contracts funded by federal, state and local government agencies and authorities. Government contracts are subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance and accounting and often include express or implied certifications of compliance. Claims for civil or criminal fraud may be brought for violations of regulations, requirements or statutes. We may also be subject to qui tam (“Whistle Blower”) litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages. Further, if we fail to comply with any of the regulations, requirements or statutes or if we have a substantial number of accumulated Occupational Safety and Health Administration, Mine Safety and Health Administration or other workplace safety violations, our existing government contracts could be terminated and we could be suspended from government contracting or subcontracting, including federally funded projects at the state level. Should one or more of these events occur, it could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

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

•
Design-build contracts subject us to the risk of design errors and omissions. Design-build is increasingly being used as a method of project delivery as it provides the owner with a single point of responsibility for both design and construction. We generally subcontract design responsibility to architectural and engineering firms. However, in the event of a design error or omission causing damages, there is risk that the subcontractor or their errors and omissions insurance would not be able to absorb the liability. In this case we may be responsible, resulting in a potentially material adverse effect on our financial position, results of operations, cash flows and liquidity.

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

•
Our failure to adequately recover on claims brought by us against project owners or other project participants for additional contract costs could have a negative impact on our liquidity and future operations. In certain circumstances, we assert claims against project owners, engineers, consultants, subcontractors or others involved in a project for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as delays or changes from the initial project scope, both of which may result in additional costs. Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when and the terms upon which these claims will be fully resolved. When these types of events occur, we use working capital in projects to promptly and fully cover cost overruns pending the resolution of the relevant claims. A failure to recover on these types of claims promptly and fully could have a negative impact on our liquidity and results of operations. In addition, while clients and subcontractors may be obligated to indemnify us against certain liabilities, such third parties may refuse or be unable to pay us.

•
Failure to remain in compliance with covenants under our debt and credit agreements, service our indebtedness, or fund our other liquidity needs could adversely impact our business. Our debt and credit agreements and related restrictive and financial covenants are more fully described in Note 12 of “Notes to the Consolidated Financial Statements.” Our failure to comply with any of these covenants, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the applicable agreements.  Under certain circumstances, the occurrence of an event of default under one of our debt or credit agreements (or the acceleration of the maturity of the indebtedness under one of our agreements) may constitute an event of default under one or more of our other debt or credit agreements. Default under our debt and credit agreements could result in (1) us no longer being entitled to borrow under the agreements; (2) termination of the agreements; (3) the requirement that any letters of credit under the agreements be cash collateralized; (4) acceleration of the maturity of outstanding indebtedness under the agreements; and/or (5) foreclosure on any collateral securing the obligations under the agreements. On March 3, 2014, Granite executed amendments to the Credit Agreement and 2019 NPA (the “Amendments”), which terms include, among other things, (i) revised minimum Consolidated Tangible Net Worth; and (ii) revised maximum Consolidated Leverage Ratio. For the Credit Agreement, the Amendments were effective for our quarter ending March 31, 2013 and for the 2019 NPA, the Amendments were retroactive to December 31, 2013. If we are unable to service our debt obligations or fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure (including through bankruptcy proceedings) or liquidate some or all of our assets in a manner that could cause holders of our securities to experience a partial or total loss of their investment in us.

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

•
We may be required to contribute cash to meet our unfunded pension obligations in certain multi-employer plans. Three of our wholly-owned subsidiaries, Granite Construction Company, Granite Construction Northeast, Inc., and Kenny Construction Company, participate in various domestic multi-employer pension plans on behalf of union employees. One of our wholly-owned subsidiaries, Granite Infrastructure Constructors, Inc., participates in a Canadian multi-employer pension plan covering union employees working on a construction project in Canada. Union employee benefits generally are based on a fixed amount for each year of service. We are required to make contributions to the plans in amounts established under collective bargaining agreements.  Pension expense is recognized as contributions are made. The domestic pension plans are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”). Under ERISA, a contributor to a multi-employer plan may be liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. While we currently have no intention of withdrawing from a plan and unfunded pension obligations have not significantly affected our operations in the past, there can be no assurance that we will not be required to make material cash contributions to one or more of these plans to satisfy certain underfunded benefit obligations in the future.

•
Recent healthcare legislation may increase our costs and reduce our future profitability. In 2012, the United States Supreme Court upheld the majority of the provisions in the Patient Protection and Affordable Care Act (the “Act”). The Act places requirements on employers to provide a minimum level of benefits to employees and assesses penalties on employers if the benefits do not meet the required minimum level or if the cost of coverage to employees exceeds affordability thresholds specified in the Act. The minimum benefits and affordability requirements took effect in 2015. The Act also imposes an excise tax beginning in 2018 on plans whose average cost exceeds specified amounts. Although our initial assessment indicates that the provisions in the Act will not have a material adverse impact to our financial position, results of operations, cash flows and liquidity, it is difficult to predict the financial and operational impacts due to the breadth and complexity of this legislation.

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

•	As a part of our growth strategy we have made and may make future acquisitions, and acquisitions involve many risks. These risks include:

◦	difficulties integrating the operations and personnel of the acquired companies;

◦	diversion of management’s attention from ongoing operations;

◦	potential difficulties and increased costs associated with completion of any assumed construction projects;

◦	insufficient revenues to offset increased expenses associated with acquisitions and the potential loss of key employees or customers of the acquired companies;

◦	assumption of liabilities of an acquired business, including liabilities that were unknown at the time the acquisition was negotiated;

◦	difficulties relating to assimilating the personnel, services, and systems of an acquired business and to assimilating marketing and other operational capabilities;

◦	Increased burdens on our staff and on our administrative, internal control and operating systems, which may hinder our legal and regulatory compliance activities;

◦	difficulties in applying and integrating our system of internal controls to an acquired business;

◦
acquisitions may cause us to increase our liabilities, record goodwill or other non-amortizable intangible assets that will be subject to subsequent impairment testing and potential impairment charges, as well as amortization expenses related to certain other intangible assets; and

◦
while we often obtain indemnification rights from the sellers of acquired businesses, such rights may be difficult to enforce, the losses may exceed any dedicated escrow funds, and the indemnitors may not have the ability to financially support the indemnity.

Failure to manage and successfully integrate acquisitions could harm our financial position, results of operations, cash flows and liquidity.

•
In the event we issue stock as consideration for certain acquisitions we may make, we could dilute share ownership. One method of acquiring companies or otherwise funding our corporate activities is through the issuance of additional equity securities. If we issue additional equity securities, such issuances could have the effect of diluting our earnings per share as well as our existing shareholders’ individual ownership percentages in the Company.

•
Unfavorable economic conditions may have an adverse impact on our business. Volatility in the global financial system may have an adverse impact on our business, financial position, results of operations, cash flows and liquidity. In particular, low tax revenues, budget deficits, financing constraints and competing priorities may result in cutbacks in new infrastructure projects in the public sector and could have an adverse impact on collectibility of receivables from government agencies. In addition, levels of new commercial and residential construction projects could be adversely affected by oversupply of existing inventories of commercial and residential properties, low property values and a restrictive financing environment. A depressed demand for construction and construction materials in both the public and private sectors could result in intensified competition, which could have an adverse impact on both our revenues and profit margins and could impact growth opportunities. Although conditions are stabilizing, these factors have also had an adverse impact on the levels of activity and financial position, results of operations, cash flows and liquidity of our real estate investment and development business.

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

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
Quarry Properties
As of December 31, 2014, we had 39 active and 29 inactive permitted quarry properties available for the extraction of sand and gravel and hard rock, all of which are located in the western United States. All of our quarries are open-pit and are primarily accessible by road. We process aggregates into construction materials for internal use and for sale to third parties. Our plant equipment is powered mostly by electricity provided by local utility companies. The following map shows the approximate locations of our permitted quarry properties as of December 31, 2014.
We estimate our permitted proven1 and probable2 aggregate reserves to be approximately 763.4 million tons with an average permitted life of approximately 78 years at present operating levels. Present operating levels are determined based on a three-year annual average aggregate production rate of 9.7 million tons. Reserve estimates were made by our geologists and engineers based primarily on drilling studies. Reserve estimates are based on various assumptions, and any material inaccuracies in these assumptions could have a material impact on the accuracy of our reserve estimates.
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

The following tables present information about our quarry properties as of December 31, 2014 (tons in millions):

	Type
Quarry Properties	Sand & Gravel	Hard Rock	Permitted Aggregate Reserves (tons)	Unpermitted Aggregate Reserves (tons)	Three-Year Annual Average Production Rate (tons)	Average Reserve Life
Owned quarry properties	25	5	438.6	347.0	5.4	86
Leased quarry properties[1]	24	14	324.8	86.6	4.4	47

1 Our leases have expiration dates which range from month-to-month to 44 years with most including an option to renew.

		Permitted Reserves for Each Product Type (tons)		Percentage of Permitted Reserves Owned and Leased
State	Number of Properties	Sand & Gravel	Hard Rock	Owned	Leased
California	34	272.7	257.5	58%	42%
Non-California	34	145.4	87.8	55%	45%

Plant Properties
We operate plants at our quarry sites to process aggregates into construction materials. Some of our sites may have more than one crushing, concrete or asphalt processing plant. In an effort to continuously increase efficiencies based on external and internal demands, we sold or otherwise disposed of several plants and the associated land in California, Alaska, and Nevada during 2014, resulting in a gain of approximately $9.8 million that was recorded to gain on sales of property and equipment in the consolidated statement of operations. At December 31, 2014 and 2013, we owned the following plants:

December 31,	2014	2013
Aggregate crushing plants	33	37
Asphalt concrete plants	52	54
Cement concrete batch plants	9	16
Asphalt rubber plants	5	5
Lime slurry plants	9	9
Other Properties
The following table provides our estimate of certain information about other properties as of December 31, 2014:

	Land Area (acres)	Building Square Feet
Office and shop space (owned and leased)	1,249	1,336,485
Real estate held for sale and use	1,230	—
As of December 31, 2014, approximately 52% of our office and shop space was attributable to our Construction segment, 12% to our Large Project Construction segment and 7% to our Construction Materials segment. The remainder is primarily attributable to administration.

Item 3. LEGAL PROCEEDINGS
In the ordinary course of business, we and our affiliates are involved in various legal proceedings alleging, among other things, public liability issues or breach of contract or tortious conduct in connection with the performance of services and/or materials provided, the outcomes of which cannot be predicted with certainty. We and our affiliates are also subject to government inquiries in the ordinary course of business seeking information concerning our compliance with government construction contracting requirements and various laws and regulations, the outcomes of which cannot be predicted with certainty.
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
Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded on the consolidated balance sheets. The aggregate liabilities recorded as of December 31, 2014 and 2013 related to these matters were approximately $9.7 million and $16.3 million, respectively, and were primarily included in accrued expenses and other current liabilities. The aggregate range of reasonably estimable loss related to matters considered reasonably possible was zero to approximately $4.0 million as of December 31, 2014. Our view as to such matters could change in future periods.
Investigation Related to Grand Avenue Project Disadvantaged Business Enterprise (“DBE”) Issues: On March 6, 2009, the U.S. Department of Transportation, Office of Inspector General served upon our wholly-owned subsidiary, Granite Construction Northeast, Inc. (“Granite Northeast”), a United States District Court, Eastern District of New York Grand Jury subpoena to produce documents. The subpoena sought all documents pertaining to the use of a DBE firm (the “Subcontractor”), and the Subcontractor’s use of a non-DBE subcontractor/consultant, on the Grand Avenue Bus Depot and Central Maintenance Facility for the Borough of Queens Project (the “Grand Avenue Project”), a Granite Northeast project, that began in 2004 and was substantially complete in 2008. The subpoena also sought any documents regarding the use of the Subcontractor as a DBE on any other projects and any other documents related to the Subcontractor or to the subcontractor/consultant. Granite Northeast produced the requested documents, together with other requested information. Subsequently, Granite Northeast was informed by the Department of Justice (“DOJ”) that it is a subject of an investigation, along with others, and that the DOJ believes that Granite Northeast’s claim of DBE credit for the Subcontractor was improper. In addition to the documents produced in response to the Grand Jury subpoena, Granite Northeast has provided requested information to the DOJ, along with other federal and state agencies (collectively the “Agencies”) concerning other DBE entities for which Granite Northeast has historically claimed DBE credit. The Agencies have informed Granite Northeast that they believe that the claimed DBE credit taken for some of those other DBE entities was improper. Granite Northeast has met several times since January 2013 with the DOJ and the Agencies’ representatives, to discuss the government’s criminal investigation of the Grand Avenue Project participants, including Granite Northeast, and to discuss their respective positions on, and potential resolution of, the issues raised in the investigation. In connection with this investigation, Granite Northeast is subject to potential civil, criminal, and/or administrative penalties or sanctions, as well as additional future DBE compliance activities and the costs associated therewith. Granite believes that the incurrence of some form of penalty or sanction is probable, and has therefore recorded what it believes to be the most likely amount of liability it may incur on the consolidated balance sheet as of December 31, 2014. Granite believes that it is reasonably possible that it may incur liability in relation to this matter that is in excess of such accrual. The resolution of the matters under investigation will likely be in the form of either a non-prosecution agreement or deferred prosecution agreement and could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations and/or liquidity.
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
As of February 18, 2015, there were 39,187,087 shares of our common stock outstanding held by 875 shareholders of record.
We have paid quarterly cash dividends since the second quarter of 1990, and we expect to continue to do so. However, declaration and payment of dividends is within the sole discretion of our Board of Directors, subject to limitations imposed by Delaware law and compliance with our credit agreements (which allow us to pay dividends so long as we have at least $150 million in unencumbered cash and equivalents and marketable securities on the consolidated balance sheet), and will depend on our earnings, capital requirements, financial condition and such other factors as the Board of Directors deems relevant. As of December 31, 2014, we had unencumbered cash, cash equivalents and marketable securities that exceeded the aforementioned limitations.

Market Price and Dividends of Common Stock
2014 Quarters Ended	December 31,	September 30,	June 30,	March 31,
High	$39.09	$37.49	$40.52	$40.55
Low	30.44	31.78	34.24	31.39
Dividends per share	0.13	0.13	0.13	0.13
2013 Quarters Ended	December 31,	September 30,	June 30,	March 31,
High	$35.32	$32.46	$32.16	$37.74
Low	28.35	27.88	26.07	29.55
Dividends per share	0.13	0.13	0.13	0.13
During the three months ended December 31, 2014, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended December 31, 2014:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[2]
October 1 through October 31, 2014	104	$33.35	—	$64,065,401
November 1 through November 30, 2014	115	$36.48	—	$64,065,401
December 1 through December 31, 2014	11,807	$36.21	—	$64,065,401
Total	12,026	$36.19	—

1The number of shares purchased is in connection with employee tax withholding for shares vested under our Amended and Restated 1999 Equity Incentive Plan.
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

Performance Graph
The following graph compares the cumulative 5-year total return provided to shareholders on Granite Construction Incorporated’s common stock relative to the cumulative total returns of the S&P 500 index and the Dow Jones U.S. Heavy Construction index. The Dow Jones U.S. Heavy Construction index includes the following companies: AECOM Technology Corp., Chicago Bridge & Iron Co NV, EMCOR Group Inc., Fluor Corp., Jacobs Engineering Group Inc., KBR Inc., and Quanta Services Inc. Certain of these companies differ from Granite in that they derive revenue and profit from non-U.S. operations and have customers in different markets. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2009 and its relative performance is tracked through December 31, 2014.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Granite Construction Incorporated, the S&P 500 Index, and the Dow Jones US Heavy Construction Index

$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Granite Construction Incorporated
S&P 500
Dow Jones US Heavy Construction

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

December 31,	2009	2010	2011	2012	2013	2014
Granite Construction Incorporated	$100.00	$83.12	$73.51	$106.10	$112.23	$123.74
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Dow Jones U.S. Heavy Construction	100.00	128.40	105.86	128.54	168.74	125.68

Item 6. SELECTED FINANCIAL DATA
Other than contract backlog, the selected consolidated financial data set forth below have been derived from our consolidated financial statements. Refer to the consolidated financial statements for further information. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

Selected Consolidated Financial Data
Years Ended December 31,	2014	2013	2012	2011	2010
Operating Summary	(In Thousands, Except Per Share Data)
Revenue	$2,275,270	$2,266,901	$2,083,037	$2,009,531	$1,762,965
Gross profit	250,306	185,263	234,759	247,963	177,784
As a percent of revenue	11.0%	8.2%	11.3%	12.3%	10.1%
Selling, general and administrative expenses	203,821	199,946	185,099	162,302	191,593
As a percent of revenue	9.0%	8.8%	8.9%	8.1%	10.9%
Restructuring and impairment (gains) charges, net[1]	(2,643)	52,139	(3,728)	2,181	109,279
Net income (loss)	35,876	(44,766)	59,920	66,085	(62,448)
Amount attributable to non-controlling interests	(10,530)	8,343	(14,637)	(14,924)	3,465
Net income (loss) attributable to Granite	25,346	(36,423)	45,283	51,161	(58,983)
As a percent of revenue	1.1%	-1.6%	2.2%	2.5%	(3.3)%
Net income (loss) per share attributable to common shareholders:
Basic	$0.65	$(0.94)	$1.17	$1.32	$(1.56)
Diluted	$0.64	$(0.94)	$1.15	$1.31	$(1.56)
Weighted average shares of common stock:
Basic	39,096	38,803	38,447	38,117	37,820
Diluted	39,795	38,803	39,076	38,473	37,820
Dividends per common share	$0.52	$0.52	$0.52	$0.52	$0.52
Consolidated Balance Sheet[2]
Total assets	$1,620,494	$1,617,155	$1,729,487	$1,547,799	$1,535,533
Cash, cash equivalents and marketable securities	358,028	346,323	433,420	406,648	395,728
Working capital	507,352	452,633	490,785	461,254	475,079
Current maturities of long-term debt	1,247	1,247	19,060	32,173	38,119
Long-term debt	275,621	276,868	271,070	218,413	242,351
Other long-term liabilities	44,495	48,580	47,124	49,221	47,996
Granite shareholders’ equity	794,385	781,940	829,953	799,197	761,031
Book value per share	20.27	20.09	21.43	20.66	19.64
Common shares outstanding	39,186	38,918	38,731	38,683	38,746
Contract backlog	$2,718,873	$2,526,751	$1,708,761	$2,022,454	$1,899,170
1 During 2014, we recorded restructuring gains of $1.3 million related to our 2010 Enterprise Improvement Plan (“EIP”) and $1.3 million in impairment gains related to nonperforming quarry sites. During 2013, we recorded net restructuring charges of $49.0 million related to our EIP and $3.2 million in other impairment charges related to nonperforming quarry sites. During 2012, we recorded net restructuring gains of $3.7 million and during 2011, we recorded net restructuring charges of $2.2 million (see Note 11 of the “Notes to the Consolidated Financial Statements” for additional information regarding the 2014, 2013 and 2012 amounts). During 2010, we recorded restructuring charges of $109.3 million related to our EIP.
2 Assets acquired and liabilities assumed resulting from the acquisition of Kenny Construction Company are included on the consolidated balance sheet commencing as of December 31, 2012 (see Note 21 of the “Notes to the Consolidated Financial Statements”).

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
We are one of the largest diversified heavy civil contractors and construction materials producers in the United States, engaged in the construction and improvement of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, trenchless and underground utilities, power-related facilities, utilities, tunnels, dams and other infrastructure-related projects. We own aggregate reserves and plant facilities to produce construction materials for use in our construction business and for sale to third parties. We also operate a real estate investment business that we have been divesting over the past four years as part of our 2010 Enterprise Improvement Plan (“EIP”). Our permanent offices are located in Alaska, Arizona, California, Colorado, Florida, Illinois, Nevada, New York, Texas, Utah and Washington.
During 2014, our business was organized into four reportable business segments. These business segments were: Construction, Large Project Construction, Construction Materials and Real Estate. In the fourth quarter of 2014, we determined that the Real Estate segment no longer met the requirements of a reportable business segment under Accounting Standard Codification (“ASC”) 280 and have eliminated it as a segment for all periods presented. Prior period amounts relating to the real estate segment have been combined with the Construction Materials segment. See Note 20 of “Notes to the Consolidated Financial Statements” for additional information about our reportable business segments.
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
Our typical construction project begins with the preparation and submission of a bid to a customer. If selected as the successful bidder, we generally enter into a contract with the customer that provides for payment upon completion of specified work or units of work as identified in the contract. We usually invoice our customers on a monthly basis. Our contracts frequently call for retention that is a specified percentage withheld from each payment until the contract is completed and the work accepted by the customer. We defer recognition of profit on projects until there is sufficient information to determine the estimated profit on the project with a reasonable level of certainty and our profit recognition is based on estimates that may change over time. Our revenue, gross margin and cash flows can differ significantly from period to period due to a variety of factors, including the projects’ stage of completion, the mix of early and late stage projects, our estimates of contract costs, outstanding contract change orders and claims and the payment terms of our contracts. The timing differences between our cash inflows and outflows require us to maintain adequate levels of working capital.

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
The following are accounting policies and estimates that involve significant management judgment and can have significant effects on the Company’s reported results of operations. The Audit & Compliance Committee of our Board of Directors has reviewed our disclosure of critical accounting policies and estimates.
Revenue and Earnings Recognition for Construction Contracts
Revenue and earnings on construction contracts, including construction joint ventures, are recognized under the percentage of completion method using the ratio of costs incurred to estimated total costs. Revenue in an amount equal to cost incurred is recognized until there is sufficient information to determine the estimated profit on the project with a reasonable level of certainty. The factors considered in this evaluation include the stage of design completion, the stage of construction completion, the status of outstanding subcontracts or buyouts, certainty of quantities of labor and materials, certainty of schedule and the relationship with the owner.
Revenue from affirmative contract claims is recognized when we have a signed agreement and payment is assured. Revenue from unapproved change orders is recognized to the extent the related costs have been incurred, the amount can be reliably estimated and recovery is probable, which is often when the owner has agreed to the change order in writing. Provisions are recognized in the consolidated statements of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. All contract costs, including those associated with affirmative claims and unapproved change orders, are recorded as incurred and revisions to estimated total costs are reflected as soon as the obligation to perform exists. Contract costs consist of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). All state and federal government contracts and many of our other contracts provide for termination of the contract at the convenience of the party contracting with us, with provisions to pay us for work performed through the date of termination.
The accuracy of our revenue and profit recognition in a given period is dependent on the accuracy of our estimates of the cost to complete each project. Cost estimates for all of our significant projects use a detailed “bottom up” approach and we believe our experience and process allows us to provide materially reliable estimates. However, there are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include:

•	the completeness and accuracy of the original bid;

•	costs associated with scope changes where final price negotiations are not complete;

•	costs of labor and/or materials;

•	extended overhead and other costs due to owner, weather and other delays;

•	subcontractor performance issues;

•	changes in productivity expectations;

•	site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable);

•	continuing changes from original design on design-build projects;

•	the availability and skill level of workers in the geographic location of the project;

•	a change in the availability and proximity of equipment and materials; and

•	our ability to fully and promptly recover on claims for additional contract costs.

The foregoing factors as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit between periods. Significant changes in cost estimates, particularly in our larger, more complex projects, have had, and can in future periods have, a significant effect on our profitability.
Our contracts with our customers are primarily either “fixed unit price” or “fixed price.” Under fixed unit price contracts, we are committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete placed or cubic yards of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk that we may not be able to perform all the work profitably for the specified contract amount. The percentage of fixed price contracts in our contract backlog increased to 71.0% at December 31, 2014 from 63.5% at December 31, 2013. The percentage of fixed unit price contracts in our contract backlog was 19.9% and 26.0% at December 31, 2014 and 2013, respectively. All other types of contracts represented 9.1% and 10.5% of our contract backlog at December 31, 2014 and 2013, respectively.
Goodwill
As of December 31, 2014, we had four reporting units in which goodwill was recorded as follows:

•	Kenny Group Construction

•	Kenny Group Large Project Construction

•	Northwest Group Construction

•	Northwest Group Construction Materials
The most significant goodwill balances reside in the reporting units associated with the Kenny Group.
We perform impairment tests annually and more frequently when events and circumstances occur that indicate a possible impairment of goodwill. We have historically performed goodwill impairment testing on an annual basis as of December 31. However, in 2014 we changed the annual goodwill impairment testing date to November 1, which we believe is preferable as the new testing date better aligns with our financial planning and budgeting cycle. In addition, we evaluate goodwill for impairment if events or circumstances change between annual tests indicating a possible impairment.  Examples of such events or circumstances include the following:

•	a significant adverse change in legal factors or in the business climate;

•	an adverse action or assessment by a regulator;

•	a more likely than not expectation that a segment or a significant portion thereof will be sold; or

•	the testing for recoverability of a significant asset group within the segment.
In performing step one of the goodwill impairment tests, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using the discounted cash flows and market multiple methods.  Judgments inherent in these methods include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates, and appropriate benchmark companies. The cash flows used in our 2014 discounted cash flow model were based on five-year financial forecasts, which in turn were based on the 2015-2017 operating plan developed internally by management adjusted for market participant-based assumptions. Our discount rate assumptions are based on an assessment of the equity cost of capital and appropriate capital structure for our reporting units. In assessing the reasonableness of our determined fair values of our reporting units, we evaluate the reasonableness of our results against our current market capitalization.
After calculating the estimated fair value, we compare the resulting fair value to the net book value of the reporting unit, including goodwill. If the net book value of a reporting unit exceeds its fair value, we measure and record the amount of the impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.
The results of our annual goodwill impairment tests, performed in accordance with ASC 350, indicated that the estimated fair values of our reporting units exceeded their net book values (i.e., cushion) by at least 50% for the four reporting units with goodwill. The Kenny Large Project Construction business is susceptible to fluctuations in results depending on awarded work given the size and frequency of awards. While we believe the current cushion is adequate to absorb these fluctuations, a significant decline in job win rates could have a significant impact to this reporting unit’s estimated fair value.

Long-lived Assets
We review property and equipment and amortizable intangible assets for impairment whenever events or changes in circumstances indicate the net book value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their net book values to the future undiscounted cash flows the assets are expected to generate. If the assets are considered to be impaired, an impairment charge will be recognized equal to the amount by which the net book value of the asset exceeds fair value. We group plant equipment assets at a regional level, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets. When an individual asset or group of assets are determined to no longer contribute to the vertically integrated asset group, it is assessed for impairment independently.
During 2013 and in connection with our EIP, we recorded $14.7 million in restructuring charges related to non-performing quarry sites and incurred $3.2 million in lease termination charges, both related to the Construction Materials segment. During 2014 we recorded a $1.3 million restructuring gain resulting from our release from the lease obligations. In addition, during 2013 as part of the EIP we recorded $31.1 million of non-cash impairment charges, including amounts attributable to non-controlling interests of $3.9 million, related to all of the remaining consolidated real estate assets. Separate from the EIP, we recorded $1.3 million in non-cash impairment gains and $3.2 million in non-cash impairment charges during 2014 and 2013, respectively, related to the Construction Materials segment. See Note 11 of “Notes to the Consolidated Financial Statements” and “Restructuring and Impairment (Gains) Charges, Net” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
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
Contingencies
Loss contingency provisions are recorded if the potential loss from any asserted or unasserted claim or legal proceeding is considered probable and the amount can be reasonably estimated. If a potential loss is considered probable but only a range of loss can be determined, the low-end of the range is recorded. These accruals represent management’s best estimate of probable loss. Disclosure also is provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the amount recorded. Significant judgment is required in both the determination of probability of loss and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to claims and litigation and may revise our estimates. See Note 19 of “Notes to the Consolidated Financial Statements” and “Item 3. Legal Proceedings” for additional information.

Current Economic Environment and Outlook for 2015
At more than $2.7 billion at the end of 2014, total company backlog continues to provide Granite with opportunities to grow. Financing from the Transportation Infrastructure Financing and Innovation Act has been a key driver for large projects across the country. However, dedicated federal funding remains a concern. The two-year federal highway bill, Moving Ahead for Progress in the 21st Century, expired in September 2014 and the current short-term extension runs out in May. Congress must act swiftly to ensure long-term funding and continued federal financing are achieved in the next highway bill. A clear commitment to federal infrastructure investment is overdue and is necessary to give state and local leaders the confidence to plan beyond the end of the next short-term patchwork funding.
Despite increased tax revenues, without long-term federal funding commitments, capital budgets for many of our traditional Western markets have remained flat or gone negative over the past few years. Though generally stable, the volume of available work and the bidding environment in these traditional markets remains highly competitive. We remain encouraged by continued signs of recovery in the private sector, and we continue to expect growing revenue and profit synergies from our diversified markets including power, tunnel and underground.
The markets for projects within our Large Project Construction segment remain strong. Granite is a a highly desired partner for all types of work, including Public, Private Partnerships. We continue to pursue significant bidding opportunities for our Large Project Construction segment, which include teaming arrangements with partners to bid on more than $15 billion over the next several years.
Results of Operations

Comparative Financial Summary
Years Ended December 31,	2014	2013	2012
(in thousands)
Total revenue	$2,275,270	$2,266,901	$2,083,037
Gross profit	250,306	185,263	234,759
Restructuring and impairment (gains) charges, net	(2,643)	52,139	(3,728)
Operating income (loss)	65,100	(54,692)	80,835
Total other expense (income)	9,503	9,337	(194)
Amount attributable to non-controlling interests	(10,530)	8,343	(14,637)
Net income (loss) attributable to Granite Construction Incorporated	25,346	(36,423)	45,283

Revenue

Total Revenue by Segment
Years Ended December 31,	2014		2013		2012
(dollars in thousands)
Construction	$1,186,445	52.1%	$1,251,197	55.2%	$984,106	47.2%
Large Project Construction	825,044	36.3	777,811	34.3	863,217	41.5
Construction Materials	263,781	11.6	237,893	10.5	235,714	11.3
Total	$2,275,270	100.0%	$2,266,901	100.0%	$2,083,037	100.0%

Construction Revenue
Years Ended December 31,	2014		2013		2012
(dollars in thousands)
California:
Public sector	$388,049	32.7%	$386,050	31.0%	$434,570	44.1%
Private sector	103,791	8.7	85,219	6.8	53,886	5.5
Northwest:
Public sector	396,919	33.5	442,089	35.3	371,917	37.8
Private sector	133,271	11.2	132,907	10.6	114,851	11.7
Heavy Civil:
Public sector	19,642	1.7	4,093	0.3	8,798	0.9
Private sector	—	—	528	—	84	—
Kenny:
Public sector	93,291	7.9	77,953	6.2	—	—
Private sector	51,482	4.3	122,358	9.8	—	—
Total	$1,186,445	100.0%	$1,251,197	100.0%	$984,106	100.0%
Construction revenue for the year ended December 31, 2014 decreased by $64.8 million, or 5.2%, compared to the year ended December 31, 2013 primarily due to lower volumes from entering the year with less backlog, as well as the timing of new awards in the Northwest public and Kenny private sector. The decreases were partially offset by an improved success rate on bidding activity in the California private sector and entering the year with higher backlog in the Heavy Civil and Kenny public sectors from bid successes during 2013.

Large Project Construction Revenue
Years Ended December 31,	2014		2013		2012
(dollars in thousands)
California[1]	$57,229	6.9%	$73,486	9.5%	$73,359	8.5%
Northwest[1]	13,883	1.7	24,085	3.1	175,595	20.3
Heavy Civil[1]	633,063	76.7	623,166	80.1	614,263	71.2
Kenny:
Public sector	103,828	12.6	55,174	7.1	—	—
Private sector	17,041	2.1	1,900	0.2	—	—
Total	$825,044	100.0%	$777,811	100.0%	$863,217	100.0%
1For the periods presented, Large Project Construction revenue was earned from the public sector.
Large Project Construction revenue for the year ended December 31, 2014 increased by $47.2 million, or 6.1%, compared to the year ended December 31, 2013, primarily due to increases in Kenny and Heavy Civil operating groups from entering the year with greater backlog than 2013 and the settlement of outstanding claims. Decreases in the California and Northwest groups were from ongoing projects nearing completion coupled with delayed starts on new work.

Construction Materials Revenue
Years Ended December 31,	2014		2013		2012
(dollars in thousands)
California	$152,959	58.0%	$134,697	56.6%	$143,315	60.8%
Northwest	110,822	42.0	103,196	43.4	92,399	39.2
Total	$263,781	100.0%	$237,893	100.0%	$235,714	100.0%

Construction Materials revenue for the year ended December 31, 2014 increased $25.9 million, or 10.9%, when compared to the year ended December 31, 2013 primarily due to increased volume and pricing. The increased volume and pricing was due to more aggressive sales efforts coupled with increased demand in most Western states.

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
The following tables illustrate our contract backlog as of the respective dates:

Total Contract Backlog by Segment
December 31,	2014		2013
(dollars in thousands)
Construction	$712,967	26.2%	$681,415	27.0%
Large Project Construction	2,005,906	73.8	1,845,336	73.0
Total	$2,718,873	100.0%	$2,526,751	100.0%

Construction Contract Backlog
December 31,	2014		2013
(dollars in thousands)
California:
Public sector	$285,230	40.0%	$387,251	56.9%
Private sector	60,490	8.5	33,365	4.9
Northwest:
Public sector	185,987	26.1	118,123	17.3
Private sector	35,444	5.0	21,418	3.1
Heavy Civil:
Public sector	27,557	3.8	46,972	6.9
Private sector	—	—	—	—
Kenny:
Public sector	44,927	6.3	46,956	6.9
Private sector	73,332	10.3	27,330	4.0
Total	$712,967	100.0%	$681,415	100.0%
Construction contract backlog of $713.0 million at December 31, 2014 was $31.6 million, or 4.6%, higher than at December 31, 2013. The increase was primarily due to an improved success rate on bidding activity in the Northwest and Kenny operating groups, partially offset by progress on existing projects in the California and Heavy Civil operating groups. Not included in Construction contract backlog as of December 31, 2014 is $76.8 million associated with Kenny underground contracts, the majority of which is expected to be booked into contract backlog as additional releases are issued by the owner in 2015.

Large Project Construction Contract Backlog
December 31,	2014		2013
(dollars in thousands)
Heavy Civil[1]	$1,682,047	83.9%	$1,445,849	78.4%
California[1]	19,066	1.0	55,593	3.0
Northwest[1]	38,463	1.8	6,860	0.4
Kenny:
Public sector[2]	156,010	7.8	161,361	8.7
Private sector	110,320	5.5	175,673	9.5
Total	$2,005,906	100.0%	$1,845,336	100.0%
1For the periods presented, all Large Project Construction contract backlog is related to contracts with public agencies.
2As of December 31, 2014 and 2013, $35.0 million and $58.4 million, respectively, of Kenny public sector contract backlog was translated from Canadian dollars to U.S. dollars at the spot rate in effect at the date of reporting.
Large Project Construction contract backlog of $2.0 billion at December 31, 2014 was $160.6 million, or 8.7%, higher than at December 31, 2013. The increase from December 31, 2013 was primarily due to the award of a $696.6 million design-build highway improvement project in Florida for our Heavy Civil operating group, partially offset by progress on existing projects. Not included in Large Project Construction contract backlog as of December 31, 2014 is $359.6 million associated with our share of the Rapid Bridge replacement project in Pennsylvania that will be booked into contract backlog when funding is approved.
Non-controlling partners’ share of Large Project Construction contract backlog as of December 31, 2014 and 2013 was $26.8 million and $59.2 million, respectively.
Large Project Construction contracts with forecasted losses represented $32.1 million, or 1.6%, and $127.8 million, or 6.9%, respectively, of Large Project Construction contract backlog at December 31, 2014 and 2013. Provisions are recognized in the consolidated statements of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. Future revisions to these estimated losses will be recorded in the periods in which the revisions are made.

Gross Profit
The following table presents gross profit by business segment for the respective periods:

Years Ended December 31,	2014	2013	2012
(dollars in thousands)
Construction	$118,834	$106,374	$77,963
Percent of segment revenue	10.0%	8.5%	7.9%
Large Project Construction	112,601	71,808	148,418
Percent of segment revenue	13.6	9.2	17.2
Construction Materials	18,871	7,081	8,378
Percent of segment revenue	7.2	3.0	3.6
Total gross profit	$250,306	$185,263	$234,759
Percent of total revenue	11.0%	8.2%	11.3%
Construction gross profit in 2014 increased $12.5 million, or 11.8%, compared to 2013. Construction gross margin as a percentage of segment revenue for 2014 increased to 10.0% from 8.5% in 2013. Improved project efficiency resulting from better utilization of vertically integrated construction materials partially offset the decline in revenue volume.
Large Project Construction gross profit in 2014 increased $40.8 million, or 56.8%, compared to 2013. Large Project Construction gross margin as a percentage of segment revenue for 2014 increased to 13.6% from 9.2% in 2013. The increases were due to increased revenue volume, claims settlements and an increase in the timing of recognition of deferred profit.
Construction Materials gross profit in 2014 increased $11.8 million, or 166.6%, compared to 2013. Construction Materials gross margin as a percentage of segment revenue for 2014 increased to 7.2% from 3.0% in 2013. The increases were primarily due to operating cost reductions in both the California and Northwest groups enhanced by improved sales volumes and pricing.
Revenue in an amount equal to cost incurred is recognized until there is sufficient information to determine the estimated profit on the project with a reasonable level of certainty. Gross profit can vary significantly in periods where previously deferred profit is recognized on one or more projects or, conversely, if we have outstanding claims that are not resolved or executed, in periods where contract backlog is growing rapidly and/or a higher percentage of projects are in their early stages with no associated gross profit recognition.
The following table presents revenue from projects that have not yet recognized profit:

Years Ended December 31,	2014	2013	2012
(in thousands)
Construction	$13,124	$16,761	$22,110
Large Project Construction	33,238	145,038	16,982
Total revenue from contracts with deferred profit	$46,362	$161,799	$39,092
When we experience significant changes in our estimates of costs to complete, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as revisions in estimates for the current period. In our review of these changes for the years ended December 31, 2014, 2013 and 2012, we did not identify any material amounts that should have been recorded in a prior period.
Unresolved contract modifications and claims to recover additional compensation for unanticipated additional costs to which the Company believes it is entitled under the terms of the projects’ contracts are pending or have been submitted on certain projects. The projects’ owners or their authorized representatives and/or other third parties may be in partial or full agreement with the request or proposed modification, or may have rejected or disagree entirely as to such entitlement. The potential gross profit impact of recoveries for contract modifications and claims may be material in future periods when claims, or a portion of such claims, against customers become probable and estimable or when claims against other third parties are settled. In addition, the Company may incur additional costs when pursuing such potential recoveries.

Selling, General and Administrative Expenses
The following table presents the components of selling, general and administrative expenses for the respective periods:

Years Ended December 31,	2014	2013	2012
(dollars in thousands)
Selling
Salaries and related expenses	$40,704	$38,410	$35,051
Other selling expenses	9,561	6,901	13,321
Total selling	50,265	45,311	48,372
General and administrative
Salaries and related expenses	61,394	65,482	57,583
Incentive compensation	11,749	9,376	11,543
Restricted stock amortization	12,273	14,770	10,909
Other general and administrative expenses	68,140	65,007	56,692
Total general and administrative	153,556	154,635	136,727
Total selling, general and administrative	$203,821	$199,946	$185,099
Percent of revenue	9.0%	8.8%	8.9%
Selling, general and administrative expenses for 2014 increased $3.9 million, or 1.9%, compared to 2013.
Selling Expenses
Selling expenses include the costs for materials facility permits, business development, estimating and bidding. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses for 2014 increased $5.0 million, or 10.9%, compared to 2013. The increases were primarily due to increased bidding activity.
General and Administrative Expenses
General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. These costs include variable cash and restricted stock performance-based incentives for select management personnel on which our compensation strategy heavily relies. The cash portion of these incentives is expensed when earned while the restricted stock portion is expensed as earned over the vesting period of the restricted stock award (generally three years). Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses. Total general and administrative expenses for 2014 remained relatively flat compared to 2013.

Restructuring and Impairment (Gains) Charges, Net
The following table presents the components of restructuring and impairment (gains) charges, net during the respective periods (in thousands):

Years ended December 31,	2014	2013	2012
Impairment losses (gains) associated with our real estate investments, net	$—	$31,090	$(3,093)
Impairment charges on quarry assets	—	14,651	—
Lease termination (gains) costs, net of estimated sublease income	(1,283)	3,234	(635)
Total restructuring (gains) charges	(1,283)	48,975	(3,728)
Other impairment (gains) charges	(1,360)	3,164	—
Total restructuring and impairment (gains) charges, net	$(2,643)	$52,139	$(3,728)
In 2010, we announced our EIP, which included actions to reduce our cost structure, enhance operating efficiencies and strengthen our business to achieve long-term profitable growth. The majority of restructuring charges associated with the EIP were recorded in 2010.
In 2011, development activities were curtailed for the majority of our real estate development projects as divestiture efforts increased, and we recorded $1.5 million in additional restructuring charges associated with the sale or other disposition of three separate projects located in California.
During 2012, we recorded a restructuring gain of $3.1 million associated with the sale or other disposition of three separate, previously impaired real estate investments located in California, Oregon and Washington.
During 2013 and pursuant to the EIP, management approved a plan to sell or otherwise dispose of all of the remaining consolidated real estate assets, as well as certain assets in our Construction Materials segment. These actions resulted in restructuring charges of $49.0 million in 2013, including amounts attributable to non-controlling interests of $3.9 million. Restructuring charges consisted of the non-cash impairment of certain real estate and quarry assets and the accrual of lease termination costs. The carrying values of the impaired assets were adjusted to their expected fair values, which were estimated by a variety of factors including, but not limited to, comparative market data, historical sales prices, broker quotes and third-party valuations.
Restructuring charges in 2013 associated with the Company’s consolidated real estate assets resulted in $31.1 million of non-cash impairment charges, including amounts attributable to non-controlling interests of $3.9 million.
Restructuring charges in 2013 associated with the Company’s Construction Materials segment included $14.7 million of non-cash impairment charges related to non-performing quarry assets, and in connection with the impairment of these quarry assets, we recorded lease termination charges of $3.2 million. In 2014, we recorded a restructuring gain of $1.3 million resulting from our release from lease obligations.
Separate from the EIP but related to our process of continually optimizing our assets, we identified a quarry asset within our Construction Materials segment that no longer had strategic value to our vertically integrated business. Therefore, during 2013, management approved a plan to sell or otherwise dispose of this asset. We determined that the asset’s carrying value was not recoverable and recorded a $3.2 million non-cash impairment charge. In 2014, this asset was sold, resulting in a $1.3 million impairment gain.
We completed the majority of our EIP during 2013. As the remaining assets are sold, we may recognize additional restructuring charges or gains; however, we do not expect these charges or gains to be material.

Gain on Sales of Property and Equipment
The following table presents the gain on sales of property and equipment for the respective periods:

Years Ended December 31,	2014	2013	2012
(in thousands)
Gain on sales of property and equipment	(15,972)	(12,130)	(27,447)
Gain on sales of property and equipment for 2014 increased $3.8 million, or 31.7%, compared to 2013, primarily due to the sale of underutilized quarry properties associated with our efforts to continuously optimize the asset base of our Construction Materials segment.
Other Expense (Income)
The following table presents the components of other expense (income) for the respective periods:

Years Ended December 31,	2014	2013	2012
(in thousands)
Interest income	$(1,872)	$(1,785)	$(2,626)
Interest expense	14,159	14,386	10,603
Equity in income of affiliates	(901)	(1,304)	(1,988)
Other income, net	(1,883)	(1,960)	(6,183)
Total other expense (income)	$9,503	$9,337	$(194)
Total other expense for 2014 remained relatively unchanged when compared to 2013.
Income Taxes
The following table presents the provision for (benefit from) income taxes for the respective periods:

Years Ended December 31,	2014	2013	2012
(dollars in thousands)
Provision for (benefit from) income taxes	$19,721	$(19,263)	$21,109
Effective tax rate	35.5%	30.1%	26.1%
Our 2014 tax rate increased by 5.4% from 30.1% to 35.5% when compared to 2013. The 5.4% increase included a 9.9% increase related to state taxes, offset by a 4.5% decrease related to non-controlling interests and all other permanent differences. The increase related to state taxes was driven by a state tax law change resulting in a revaluation of our net deferred tax assets in that jurisdiction in 2014. In addition, there was a change in state apportionment that resulted in an abnormally low state rate in 2013 relative to 2014.
Amount Attributable to Non-controlling Interests
The following table presents the amount attributable to non-controlling interests in consolidated subsidiaries for the respective periods:

Years Ended December 31,	2014	2013	2012
(in thousands)
Amount attributable to non-controlling interests	$(10,530)	$8,343	$(14,637)
The amount attributable to non-controlling interests represents the non-controlling owners’ share of the income or loss of our consolidated construction joint ventures and real estate entities. The change during 2014 was primarily due to the settlement of outstanding claims with contract owners in 2014 partially offset by certain profitable projects nearing completion in 2013, both within our Large Projects Construction segment. In addition, losses incurred in 2013 from the real estate investment restructuring charges did not occur in 2014.

Prior Years
Revenue: Construction revenue for the year ended December 31, 2013 increased by $267.1 million, or 27.1%, compared to the year ended December 31, 2012, primarily due to the acquisition of Kenny in December 2012. The remaining increase resulted from increases in the Northwest public and private sectors, as well as in California private sector revenues, offset by decreases in California public sector revenue due to fluctuations in bidding success and resulting awards.
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
Construction Materials revenue for the year ended December 31, 2013 increased $2.2 million, or 0.9%, when compared to the year ended December 31, 2012 primarily due to increased sales volumes to meet demand for new projects within the Northwest group. The Northwest group increases were partially offset by a decrease in the California group due to continued weakness in the commercial and residential development markets.
Contract Backlog: Construction contract backlog of $681.4 million at December 31, 2013 was $49.0 million, or 7.7%, higher than at December 31, 2012. The increase was primarily due to an improved success rate on bidding activity in the California and Heavy Civil operating groups, partially offset by progress on existing projects in the Northwest and Kenny operating groups.
Large Project Construction contract backlog of $1.8 billion at December 31, 2013 was $769.0 million, or 71.4%, higher than at December 31, 2012. The increase was primarily due to new awards in the Kenny and Heavy Civil operating groups, offset by jobs completing or nearing completion in the California and Northwest operating groups.
Gross Profit: Construction gross profit in 2013 increased $28.4 million compared to 2012. Construction gross margin as a percentage of segment revenue for 2013 increased to 8.5% from 7.9% in 2012. The increase was due to improved project execution, increase in project volumes and the addition of gross profit from Kenny operations.
Large Project Construction gross profit in 2013 decreased $76.6 million compared to 2012. Large Project Construction gross margin as a percentage of segment revenue for 2013 decreased to 9.2% from 17.2% in 2012. The decreases were due to several projects that were completed or were nearing completion as well as projects that had not yet reached profit recognition, primarily in the Heavy Civil operating group. The decreases during 2013 were also attributable to a net increase of $25.5 million from revisions in estimates in 2013, down from a net increase of $64.6 million in 2012.
Construction Materials gross profit in 2013 decreased $1.3 million compared to 2012. Construction Materials gross margin as a percentage of segment revenue for 2013 decreased to 3.0% from 3.6% in 2012. The decreases were primarily due to the continued competitive environment in the commercial and public markets in general.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for 2013 increased $14.8 million, or 8.0%, compared to 2012. Total selling expenses for 2013 decreased $3.1 million, or 6.3%, compared to 2012 primarily due to lower pre-bid costs within the Heavy Civil operating group partially offset by additional salary and related expenses associated with Kenny of $4.2 million. Total general and administrative expenses for 2013 increased $17.9 million, or 13.1%, compared to 2012 primarily due to the addition of expenses associated with Kenny of $23.1 million. This included $9.7 million of salaries and related expenses, $3.7 million of restricted stock amortization and incentive compensation, $6.6 million of other general and administrative expenses and $3.1 million in integration costs. These increases were partially offset by a decrease in salaries and related expenses as part of our ongoing efforts to reduce our cost structure, as well as a decrease in incentive compensation expense due to our net loss during 2013.
Restructuring and Impairment Charges (Gains), Net: During 2013, we recorded net restructuring charges of $52.1 million, and in 2012 we recorded a net restructuring gain of $3.7 million. The restructuring gains and charges recorded in 2013 and 2012 were primarily the result of executing our EIP.
Gain on Sales of Property and Equipment: Gain on sales of property and equipment for 2013 decreased $15.3 million, or 55.8%, compared to 2012, primarily due to an $18.0 million gain from the sale of an underutilized quarry asset during 2012 with no corresponding sale in 2013.
Other Expense (Income): Interest expense during 2013 increased $3.8 million compared to 2012 primarily due to increased borrowings under Granite’s existing revolving credit facility related to the acquisition of Kenny in 2012. Other income, net in 2012 included a $7.4 million gain from the sale of gold, a by-product of aggregate production, partially offset by a $2.8 million non-cash impairment charge from the write-off of our cost method investment in the preferred stock of a corporation that designs and manufactures solar power generation equipment.
Provision for Income Taxes: Our effective tax rate increased to 30.1% in 2013 from 26.1% in 2012. The most significant change was due to the effect of non-controlling interests as a percentage of net (loss) income, as non-controlling interests are not subject to income taxes on a standalone basis. Additionally, included in the tax rate for the year ended December 31, 2012, is the release of a state valuation allowance.
Amount Attributable to Non-controlling Interests: The change in non-controlling interests during 2013 was primarily due to a consolidated construction joint venture project nearing completion thereby realizing less income when compared to 2012. Additionally, the change was from losses incurred due to a project write down from revisions in profitability estimates on a highway project in Washington State and from the 2013 restructuring charges.

Liquidity and Capital Resources
We believe our cash and cash equivalents, short-term investments, available borrowing capacity and cash expected to be generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations for the next twelve months. We maintain a collateralized revolving credit facility of $215.0 million, of which $134.8 million was available at December 31, 2014, primarily to provide capital needs to fund growth opportunities, either internal or generated through acquisitions (see Credit Agreement discussion below for further information). We do not anticipate that this credit facility will be required to fund future working capital needs associated with our existing operations. However, we have the ability and intent to draw on this credit facility or obtain another source of financing during 2015 to re-pay $40.0 million of maturing 2019 Notes (defined in Senior Notes Payable section below). If we experience a prolonged change in our business operating results or make a significant acquisition, we may need to acquire additional sources of financing, which, if available, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available on terms acceptable to us.
The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated joint ventures, as of the respective dates:

December 31,	2014	2013
(in thousands)
Cash and cash equivalents excluding consolidated joint ventures	$194,685	$190,321
Consolidated construction joint venture cash and cash equivalents[1]	61,276	38,800
Total consolidated cash and cash equivalents	255,961	229,121
Short-term and long-term marketable securities[2]	102,067	117,202
Total cash, cash equivalents and marketable securities	$358,028	$346,323

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
Our primary sources of liquidity are cash and cash equivalents and marketable securities. We may also from time to time access our credit facility, issue and sell equity, debt or hybrid securities or engage in other capital markets transactions.
Our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions. Marketable securities consist of U.S. Government and agency obligations and commercial paper.
Consolidated joint ventures were responsible for $22.5 million, or 83.8%, of the $26.8 million increase in cash and cash equivalents during 2014. Granite’s portion of consolidated joint venture cash and cash equivalents was $38.6 million and $23.8 million as of December 31, 2014 and 2013, respectively. Granite’s portion of unconsolidated joint venture cash and cash equivalents was $80.2 million and $112.9 million as of December 31, 2014 and December 31, 2013, respectively. Cash and cash equivalents held by our joint ventures are primarily used to fulfill the working capital needs of each joint venture’s project, and generally cannot be distributed to any of the venture partners without the consent of the majority of the venture partners.
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
In March 2014, we entered into an interest rate swap with a notional amount of $100.0 million which matures in June 2018 to convert the interest rate of our 2019 Notes (defined in Senior Notes Payable section below) from a fixed rate of 6.11% to a floating rate of 4.15% plus six-month LIBOR. LIBOR floating rate is variable and subject to market changes over the life of the swap with no guarantees to settle as forecasted. The interest rate swap is reported at fair value using Level 2 inputs, with any gain or loss recorded in other (income) expense, net in our consolidated statements of operations and was a net gain of $1.4 million during 2014.
In March 2014, we entered into two diesel commodity swaps covering the periods from May 2014 to October 2014 and from May 2015 to October 2015 which represented roughly 25% of our forecasted purchases of diesel during these periods.  In May 2014, we entered into two natural gas commodity swaps covering the periods from June 2014 to October 2014 and from May 2015 to October 2015 representing roughly 25% of our forecasted purchases of natural gas during these periods.  The commodity swaps are reported at fair value using Level 2 inputs, with any gain or loss recorded in other (income) expense, net in our consolidated statements of operations and was a net loss of $2.0 million during 2014.

Cash Flows

Years Ended December 31,	2014	2013	2012
(in thousands)
Net cash provided by (used in):
Operating activities	$43,142	$5,380	$91,790
Investing activities	780	(31,648)	(42,554)
Financing activities	(17,082)	(66,601)	15,764
Cash flows from operating activities result primarily from our earnings or losses, and are also impacted by changes in operating assets and liabilities. As a large construction and heavy civil contractor and construction materials producer, our operating cash flows are subject to seasonal cycles, as well as the cycles primarily associated with winning, performing and closing projects. Additionally, operating cash flows are impacted by the timing related to funding construction joint ventures and the resolution of uncertainties inherent in the complex nature of the work that we perform.
Cash provided by operating activities of $43.1 million during 2014 increased $37.8 million when compared to 2013. The increase was primarily attributable to an $80.6 million increase in net income after adjusting for non-cash items, offset by a $39.4 million decrease in net distributions from unconsolidated joint ventures and a $3.4 million decrease in cash from working capital.
Cash provided by investing activities of $0.8 million during 2014 represents a $32.4 million change from the amount of cash used in investing activities in 2013. The change was primarily due to a $21.3 million increase in net proceeds and maturities of marketable securities driven by the Company’s cash flow requirements and/or the maturities of investments, an increase in proceeds, net of additions, from sales of property and equipment of $3.1 million and an $8.4 million decrease in payments associated with the acquisition of Kenny.
Cash used in financing activities of $17.1 million during 2014 represents a $49.5 million increase when compared to 2013. The increase was primarily due to a $37.3 million decrease in net distributions to non-controlling partners related to consolidated construction joint ventures and a $10.9 million decrease in long-term debt principal payments.
Capital Expenditures
During the year ended December 31, 2014, we had capital expenditures of $43.4 million compared to $43.7 million in 2013. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate investing between $40.0 million and $60.0 million in capital expenditures during 2015.

Debt and Contractual Obligations
The following table summarizes our significant obligations outstanding as of December 31, 2014:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt – principal[1]	$276,868	$1,248	$195,564	$80,056	$—
Long-term debt – interest[2]	41,958	14,395	20,225	7,338	—
Operating leases[3]	36,633	8,439	12,127	8,714	7,353
Other purchase obligations[4]	2,610	2,610	—	—	—
Deferred compensation obligations[5]	21,797	3,223	3,718	2,311	12,545
Asset retirement obligations[6]	27,441	6,553	4,243	2,298	14,347
Total	$407,307	$36,468	$235,877	$100,717	$34,245

1 Included in the “1 - 3 years” category in the table above is $40.0 million related to the first installment of the 2019 Notes (defined in Senior Notes Payable section below) that we have the intent and ability to refinance using our revolving credit facility or other source of financing.
2 Included in the total is $0.4 million related to mortgages, the terms of which include a 6.00% variable interest rate at December 31, 2014. Also included in this balance is $4.8 million interest related to borrowings under our revolving credit facility, the terms of which include a variable interest rate that was 2.76% at December 31, 2014 using LIBOR. In addition, included in the total is $36.7 million in interest related to borrowings under our senior notes, respectively, the terms of which include a 6.11% per annum interest rate. The future payments were calculated using rates in effect as of December 31, 2014 and may differ from actual results. See Note 12 of “Notes to the Consolidated Financial Statements.”
3  These obligations represent the minimum rental commitments and minimum royalty requirements under all noncancellable operating leases. See Note 18 of “Notes to the Consolidated Financial Statements.”
4 These obligations represent firm purchase commitments for equipment and other goods and services not connected with our construction contract backlog which are individually greater than $10,000 and have an expected fulfillment date after December 31, 2014.
5The timing of expected payment of deferred compensation is based on estimated dates of retirement. Actual dates of retirement could be different and could cause the timing of payments to change.
6Asset retirement obligations represent reclamation and other related costs associated with our owned and leased quarry properties, the majority of which have an estimated settlement date beyond five years (see Note 8 of “Notes to the Consolidated Financial Statements”).

In addition to the significant obligations described above, as of December 31, 2014, we had approximately $1.1 million associated with uncertain tax positions filed on our tax returns which were excluded because we cannot make a reasonably reliable estimate of the timing of potential payments relative to such reserves.

Credit Agreement
We have a $215.0 million committed revolving credit facility, with a sublimit for letters of credit of $100.0 million (the “Credit Agreement”), which expires on October 11, 2016, of which $134.8 million was available at December 31, 2014. At December 31, 2014 and 2013, there was a revolving loan of $70.0 million outstanding under the Credit Agreement related to financing the Kenny acquisition, which is included in long-term debt on the consolidated balance sheets. In addition, as of December 31, 2014, there were standby letters of credit totaling $10.3 million. The letters of credit will expire between June 2015 and December 2017.
Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on certain financial ratios calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin was 2.50% for loans bearing interest based on LIBOR and 1.50% for loans bearing interest at the base rate at December 31, 2014. Accordingly, the effective interest rate was between 2.76% and 4.75% at December 31, 2014. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Credit Agreement’s maturity date. Borrowings at a LIBOR rate have a term no less than one month and no greater than six months. Typically, at the end of such term, such borrowings may be paid off or rolled over at our discretion into either a borrowing at the base rate or a borrowing at a LIBOR rate with similar terms, not to exceed the maturity date of the Credit Agreement. On a periodic basis, we assess the timing of payment depending on facts and circumstances that exist at the time of our assessment. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are collateralized on an equivalent basis with the obligations under the 2019 Notes (defined below) by first priority liens (subject only to other liens permitted under the Credit Agreement) on substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement.
The Credit Agreement provides for the release of the liens securing the obligations, at our option and expense, so long as certain conditions as defined by the terms in the Credit Agreement are satisfied (“Collateral Release Period”). However, if subsequent to exercising the option, our Consolidated Fixed Charge Coverage Ratio is less than 1.25 or our Consolidated Leverage Ratio is greater than 2.50, then we will be required to promptly re-pledge substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement. As of December 31, 2014, the conditions for the exercise of the unsecured option were not satisfied.
Senior Notes Payable
As of December 31, 2014, senior notes payable in the amount of $200.0 million were due to a group of institutional holders in five equal annual installments beginning in 2015 and bear interest at 6.11% per annum (“2019 Notes”). In March 2014, we entered into an interest rate swap to convert the interest rate from a fixed rate of 6.11% to a floating rate of 4.15% plus six-month LIBOR (see Liquidity and Capital Resources section above for further discussion). The first installment of the 2019 Notes is included in long-term debt on the consolidated balance sheet as of December 31, 2014 as we have the ability and intent to pay this installment using borrowings under the Credit Agreement (defined in Credit Agreement section above) or by obtaining another source of financing.
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
Surety Bonds and Real Estate Mortgages
We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At December 31, 2014, approximately $2.3 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.
Our real estate held for development and sale is subject to mortgage indebtedness. This indebtedness is non-recourse to Granite but is recourse to the real estate entity. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate project as it progresses through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entity to repay portions of the debt. As of December 31, 2014, the principal amount of debt of our consolidated real estate entity secured by a mortgage was $6.7 million, of which approximately $1.2 million was included in current liabilities and approximately $5.5 million was included in long-term liabilities on the consolidated balance sheets.

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
As of December 31, 2014 and pursuant to the definitions in the agreements, our Consolidated Tangible Net Worth was $766.3 million, which exceeded the minimum of $622.7 million, our Consolidated Leverage Ratio was 2.77 which did not exceed the maximum of 3.00 and our Consolidated Interest Coverage Ratio was 6.93 which exceeded the minimum of 4.00.
As of December 31, 2014, we were in compliance with all covenants contained in the Credit Agreement and 2019 NPA, as amended, and the debt agreements related to our consolidated real estate entities. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.
Share Purchase Program
In 2007, our Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion. As of December 31, 2014, $64.1 million remained available under this authorization. We did not purchase shares under the share purchase program in any of the periods presented. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors. Purchases under the share purchase program may be commenced, suspended or discontinued at any time and from time to time without prior notice.
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
We are exposed to various commodity price risks, including, but not limited to, diesel fuel, natural gas, propane, steel, cement and liquid asphalt arising from transactions that are entered into in the normal course of business. In order to manage or reduce commodity price risk, we monitor the costs of these commodities at the time of bid and price them into our contracts accordingly. Additionally, some of our contracts include commodity price escalation clauses which partially protect us from increasing prices. At times we enter into supply agreements or pre-purchase commodities to secure pricing and use financial contracts to further manage price risk. In 2014, we entered into commodity swaps to protect us from diesel and natural gas market price escalations. Specifically, in March 2014, we entered into two diesel commodity swaps covering May 2014 to October 2014 and May 2015 to October 2015 which represented roughly 25% of our forecasted purchases for diesel. In addition, in May 2014, we entered into two natural gas commodity swaps covering June 2014 to October 2014 and May 2015 to October 2015 representing roughly 25% of our forecasted purchases of natural gas. Each $0.50 decrease in the diesel unit market price when compared to the fixed price of the swaps would result in an additional $0.7 million of annual expense and each $0.50 decrease in the natural gas unit market price when compared to the fixed price of the swaps would result in an additional $0.1 million of annual expense.

At December 31, 2014, senior notes payable in the amount of $200.0 million were due to a group of institutional holders in five equal installments beginning in 2015 and bear interest at 6.11% per annum. In March 2014, we entered into an interest rate swap with a notional amount of $100.0 million which matures in June 2018 to convert the interest rate from a fixed rate of 6.11% to a floating rate of 4.15% plus six-month LIBOR. LIBOR floating rate is variable and subject to market changes over the life of the swap with no guarantees to settle as forecasted. Once LIBOR increases over 2.50%, each 25 basis point increase would result in an additional $0.3 million of annual interest expense.
At December 31, 2014 and 2013, there was $70.0 million in revolving loans outstanding under the Credit Agreement related to financing the Kenny acquisition, which is included in long-term debt on the consolidated balance sheets. These borrowings bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on certain financial ratios calculated quarterly. The applicable margin was 2.50% for loans bearing interest based on LIBOR and 1.50% for loans bearing interest at the base rate at December 31, 2014. Accordingly, the effective interest rate was between 2.76% and 4.75% at December 31, 2014. Each 25 basis point increase in LIBOR would result in an additional $0.2 million of annual interest expense.
The table below presents principal amounts due by year and related weighted average interest rates for our cash and cash equivalents, held-to-maturity investments and significant debt obligations as of December 31, 2014 (dollars in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Assets
Cash, cash equivalents, held-to-maturity investments	$281,465	$20,113	$26,450	$30,000	$—	$—	$358,028
Weighted average interest rate	0.33%	0.65%	1.02%	1.42%	—%	—%	0.33%
Liabilities
Fixed rate debt
Senior notes payable[1]	$—	$40,000	$40,000	$40,000	$40,000	$—	$160,000
Weighted average interest rate	6.11%	6.11%	6.11%	6.11%	6.11%	—%	6.11%
Variable rate debt
Credit Agreement loan[1]	$—	$110,000	$—	$—	$—	$—	$110,000
Weighted average interest rate[3]	2.58%	2.58%	—%	—%	—%	—%	2.58%
1As of December 31, 2014, senior notes payable in the amount of $200.0 million were due to a group of institutional holders in five equal annual installments beginning in 2015. We have the intent and ability to refinance $40.0 million related to the first installment using our revolving credit facility or other source of financing; therefore, it is included in the Credit Agreement amount.
2The weighted average interest rate was calculated using LIBOR rates and the applicable margin in effect as of December 31, 2014 and may differ from actual results.

The estimated fair value of our cash, cash equivalents and short-term held-to-maturity investments approximates the principal amounts reflected above based on the generally short maturities of these financial instruments. Based on the fixed borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of the senior notes payable was approximately $220.2 million as of December 31, 2014 and $225.9 million as of December 31, 2013. The fair value of the Credit Agreement loan was approximately $70.2 million as of December 31, 2014 and $69.6 million as of December 31, 2013.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements of Granite, the supplementary data and the independent registered public accounting firm’s report are incorporated by reference from Part IV, Item 15(1) and (2):
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - At December 31, 2014 and 2013
Consolidated Statements of Operations - Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Shareholders’ Equity - Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows - Years Ended December 31, 2014, 2013 and 2012
Notes to the Consolidated Financial Statements
Quarterly Financial Data (unaudited)
Schedule II - Schedule of Valuation and Qualifying Accounts

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures: Our management carried out, as of December 31, 2014, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2014, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
Independent Registered Public Accounting Firm Report: PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the Company’s internal control over financial reporting as of December 31, 2014. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, is included in “Item 15. Exhibits and Financial Statement Schedules” under the heading “Report of Independent Registered Public Accounting Firm.”
Item 9B. OTHER INFORMATION
Not Applicable.

PART III
Certain information required by Part III is omitted from this report. We will file our definitive proxy statement for our Annual Meeting of Shareholders to be held on June 4, 2015 (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference.
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

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
1. Financial Statements. The following consolidated financial statements and related documents are filed as part of this report:
2. Financial Statement Schedule. The following financial statement schedule of Granite for the years ended December 31, 2014, 2013 and 2012 is filed as part of this report and should be read in conjunction with the consolidated financial statements of Granite.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Granite Construction Incorporated:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Granite Construction Incorporated and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/PricewaterhouseCoopers LLP
San Francisco, California
February 27, 2015

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

December 31,	2014	2013
ASSETS
Current assets
Cash and cash equivalents ($61,276 and $38,800 related to consolidated construction joint ventures (“CCJV”))	$255,961	$229,121
Short-term marketable securities	25,504	49,968
Receivables, net ($36,781 and $38,372 related to CCJVs)	310,934	313,598
Costs and estimated earnings in excess of billings	36,411	33,306
Inventories	68,920	62,474
Real estate held for development and sale	11,609	12,478
Deferred income taxes	53,231	55,874
Equity in construction joint ventures	184,575	162,673
Other current assets	23,033	30,711
Total current assets	970,178	950,203
Property and equipment, net ($11,969 and $22,216 related to CCJVs)	409,653	436,859
Long-term marketable securities	76,563	67,234
Investments in affiliates	32,361	32,480
Goodwill	53,799	53,799
Other noncurrent assets	77,940	76,580
Total assets	$1,620,494	$1,617,155

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$21	$21
Current maturities of non-recourse debt	1,226	1,226
Accounts payable ($18,009 and $16,937 related to CCJVs)	151,935	160,706
Billings in excess of costs and estimated earnings ($32,830 and $60,185 related to CCJVs)	108,992	138,375
Accrued expenses and other current liabilities ($2,714 and $11,299 related to CCJVs)	200,652	197,242
Total current liabilities	462,826	497,570
Long-term debt	270,105	270,127
Long-term non-recourse debt	5,516	6,741
Other long-term liabilities	44,495	48,580
Deferred income taxes	20,446	7,793
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding 39,186,386 shares as of December 31, 2014 and 38,917,728 shares as of December 31, 2013	392	389
Additional paid-in capital	134,177	126,449
Retained earnings	659,816	655,102
Total Granite Construction Incorporated shareholders’ equity	794,385	781,940
Non-controlling interests	22,721	4,404
Total equity	817,106	786,344
Total liabilities and equity	$1,620,494	$1,617,155
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

Years Ended December 31,	2014	2013	2012
Revenue
Construction	$1,186,445	$1,251,197	$984,106
Large Project Construction	825,044	777,811	863,217
Construction Materials	263,781	237,893	235,714
Total revenue	2,275,270	2,266,901	2,083,037
Cost of revenue
Construction	1,067,611	1,144,823	906,143
Large Project Construction	712,443	706,003	714,799
Construction Materials	244,910	230,812	227,336
Total cost of revenue	2,024,964	2,081,638	1,848,278
Gross profit	250,306	185,263	234,759
Selling, general and administrative expenses	203,821	199,946	185,099
Restructuring and impairment (gains) charges, net	(2,643)	52,139	(3,728)
Gain on sales of property and equipment	(15,972)	(12,130)	(27,447)
Operating income (loss)	65,100	(54,692)	80,835
Other expense (income)
Interest income	(1,872)	(1,785)	(2,626)
Interest expense	14,159	14,386	10,603
Equity in income of affiliates	(901)	(1,304)	(1,988)
Other income, net	(1,883)	(1,960)	(6,183)
Total other expense (income)	9,503	9,337	(194)
Income (loss) before provision for (benefit from) income taxes	55,597	(64,029)	81,029
Provision for (benefit from) income taxes	19,721	(19,263)	21,109
Net income (loss)	35,876	(44,766)	59,920
Amount attributable to non-controlling interests	(10,530)	8,343	(14,637)
Net income (loss) attributable to Granite Construction Incorporated	$25,346	$(36,423)	$45,283

Net income (loss) per share attributable to common shareholders (see Note 16)
Basic	$0.65	$(0.94)	$1.17
Diluted	$0.64	$(0.94)	$1.15
Weighted average shares of common stock
Basic	39,096	38,803	38,447
Diluted	39,795	38,803	39,076
Dividends per common share	$0.52	$0.52	$0.52
 The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at December 31, 2011	38,682,771	$387	$111,514	$687,296	$799,197	$28,466	$827,663
Net income	—	—	—	45,283	45,283	14,637	59,920
Stock units vested	191,285	2	(1)	—	1	—	1
Amortized restricted stock	—	—	11,475	—	11,475	—	11,475
Purchase of common stock	(161,080)	(2)	(4,852)	—	(4,854)	—	(4,854)
Cash dividends on common stock	—	—	—	(20,117)	(20,117)	—	(20,117)
Net tax on stock-based compensation	—	—	(1,573)	—	(1,573)	—	(1,573)
Non-controlling interest from acquisition	—	—	—	—	—	14,788	14,788
Transactions with non-controlling interests, net	—	—	—	—	—	(15,986)	(15,986)
Stock options exercised and other	17,689	—	859	(318)	541	—	541
Balances at December 31, 2012	38,730,665	387	117,422	712,144	829,953	41,905	871,858
Net loss	—	—	—	(36,423)	(36,423)	(8,343)	(44,766)
Stock units vested	359,941	4	(4)	—	—	—	—
Amortized restricted stock	—	—	13,443	—	13,443	—	13,443
Purchase of common stock	(197,313)	(2)	(5,900)	—	(5,902)	—	(5,902)
Cash dividends on common stock	—	—	—	(20,210)	(20,210)	—	(20,210)
Net tax on stock-based compensation	—	—	419	—	419	—	419
Transactions with non-controlling interests, net	—	—	—	—	—	(29,158)	(29,158)
Employee Stock Purchase Plan and other	24,435	—	1,069	(409)	660	—	660
Balances at December 31, 2013	38,917,728	389	126,449	655,102	781,940	4,404	786,344
Net income	—	—	—	25,346	25,346	10,530	35,876
Stock units vested	378,027	4	—	—	4	—	4
Amortized restricted stock	—	—	11,160	—	11,160	—	11,160
Purchase of common stock	(135,028)	(1)	(5,186)	—	(5,187)	—	(5,187)
Cash dividends on common stock	—	—	—	(20,354)	(20,354)	—	(20,354)
Net tax on stock-based compensation	—	—	1,080	—	1,080	—	1,080
Transactions with non-controlling interests, net	—	—	—	—	—	7,787	7,787
Employee Stock Purchase Plan and other	25,659	—	674	(278)	396	—	396
Balances at December 31, 2014	39,186,386	$392	$134,177	$659,816	$794,385	$22,721	$817,106
 The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Years Ended December 31,	2014	2013	2012
Operating activities
Net income (loss)	$35,876	$(44,766)	$59,920
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash restructuring and impairment (gains) charges, net	(2,643)	44,734	145
Depreciation, depletion and amortization	68,252	72,899	56,101
Gain on sales of property and equipment	(15,972)	(12,130)	(27,447)
Change in deferred income taxes	14,907	(19,557)	6,013
Stock-based compensation	11,160	13,443	11,475
Equity in net income from unconsolidated joint ventures	(49,168)	(72,764)	(101,747)
Changes in assets and liabilities, net of the effects of acquisition in 2012:
Receivables	3,549	12,236	9,415
Costs and estimated earnings in excess of billings, net	(13,856)	(507)	2,780
Inventories	(6,446)	(2,689)	(8,079)
Contributions to unconsolidated construction joint ventures	(37,097)	(40,758)	(4,986)
Distributions from unconsolidated construction joint ventures	67,255	110,347	92,474
Other assets, net	4,618	3,961	8,898
Accounts payable	(12,669)	(34,048)	(9,472)
Accrued expenses and other current liabilities, net	(24,624)	(25,021)	(3,700)
Net cash provided by operating activities	43,142	5,380	91,790
Investing activities
Purchases of marketable securities	(64,975)	(74,924)	(124,596)
Maturities of marketable securities	45,000	63,650	90,100
Proceeds from called marketable securities	35,000	5,000	75,000
Purchases of property and equipment	(43,428)	(43,682)	(37,622)
Proceeds from sales of property and equipment	28,614	25,759	34,392
Acquisition of Kenny, net of cash acquired	—	(8,382)	(79,640)
Other investing activities, net	569	931	(188)
Net cash provided by (used in) investing activities	780	(31,648)	(42,554)
Financing activities
Proceeds from long-term debt	—	—	70,495
Long-term debt principal payments	(1,226)	(12,148)	(11,751)
Cash dividends paid	(20,319)	(20,210)	(20,117)
Purchase of common stock	(5,124)	(5,896)	(4,854)
Contributions from non-controlling partners	15,835	5,117	107
Distributions to non-controlling partners	(8,066)	(34,600)	(16,093)
Other financing activities, net	1,818	1,136	(2,023)
Net cash (used in) provided by financing activities	(17,082)	(66,601)	15,764
Increase (decrease) in cash and cash equivalents	26,840	(92,869)	65,000
Cash and cash equivalents at beginning of year	229,121	321,990	256,990
Cash and cash equivalents at end of year	$255,961	$229,121	$321,990
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(in thousands)

Years Ended December 31,	2014	2013	2012
Supplementary Information
Cash paid during the period for:
Interest	$14,666	$14,622	$11,484
Income taxes	2,326	4,119	24,616
Other non-cash activities:
Performance guarantees	21,332	(23,765)	6,528
Non-cash investing and financing activities:
Restricted stock/units issued, net of forfeitures (See Note 14)	$6,514	$13,775	$14,175
Accrued cash dividends	5,094	5,059	5,035
Debt payments out of escrow from sale of assets	—	—	1,109
Debt extinguishment from joint venture interest assignment	—	—	18,612
Debt payment from refinance	—	—	1,150
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Description of Business: Granite Construction Incorporated is one of the largest diversified heavy civil contractors and construction materials producers in the United States, engaged in the construction and improvement of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, trenchless and underground utilities, power-related facilities, utilities, tunnels, dams and other infrastructure-related projects. We have permanent offices located in Alaska, Arizona, California, Colorado, Florida, Illinois, Nevada, New York, Texas, Utah and Washington. Unless otherwise indicated, the terms “we,” “us,” “our,” “Company” and “Granite” refer to Granite Construction Incorporated and its consolidated subsidiaries.
Principles of Consolidation: The consolidated financial statements include the accounts of Granite Construction Incorporated and its wholly owned and majority owned subsidiaries. All material inter-company transactions and accounts have been eliminated. We use the equity method of accounting for affiliated companies where we have the ability to exercise significant influence, but not control. Additionally, we participate in various joint ventures, partnerships and a limited liability company of which we are a member (“joint ventures” or “ventures”). We have consolidated these ventures where we have determined that through our participation we have a variable interest and are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, and related standards. The factors we use to determine the primary beneficiary of a variable interest entity (“VIE”) include the decision authority of each partner, which partner manages the day-to-day operations of the project and the amount of our equity investment in relation to that of our partners.
Where we have determined we are not the primary beneficiary of a venture but do exercise significant influence, we account for our share of the operations of jointly controlled construction joint ventures on a pro rata basis in the consolidated statements of operations and as a single line item on the consolidated balance sheets, and we account for non-construction ventures under the equity method of accounting, as a single line item in both the consolidated statements of operations and on the consolidated balance sheets.
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
Revenue Recognition - Construction Contracts: Revenue and earnings on construction contracts, including construction joint ventures, are recognized under the percentage of completion method using the ratio of costs incurred to estimated total costs. Revenue in an amount equal to cost incurred is recognized until there is sufficient information to determine the estimated profit on the project with a reasonable level of certainty. The factors considered in this evaluation include the stage of design completion, the stage of construction completion, the status of outstanding subcontracts or buyouts, certainty of quantities of labor and materials, certainty of schedule and the relationship with the owner.
Revenue from affirmative contract claims is recognized when we have a signed agreement and payment is assured. Revenue from unapproved change orders is recognized to the extent the related costs have been incurred, the amount can be reliably estimated and recovery is probable, which is often when the owner has agreed to the change order in writing.
Provisions are recognized in the consolidated statements of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. All contract costs, including those associated with affirmative claims and change orders, are recorded as incurred and revisions to estimated total costs are reflected as soon as the obligation to perform is determined. Contract costs consist of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). All state and federal government contracts and many of our other contracts provide for termination of the contract at the convenience of the party contracting with us, with provisions to pay us for work performed through the date of termination. Pre-contract costs are expensed as incurred.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The accuracy of our revenue and profit recognition in a given period depends on the accuracy of our estimates of the cost to complete each project. Cost estimates for all of our significant projects use a detailed “bottom up” approach, and we believe our experience allows us to create materially reliable estimates. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include:

•	the completeness and accuracy of the original bid;

•	costs associated with scope changes;

•	costs of labor and/or materials;

•	extended overhead and other costs due to owner, weather and other delays;

•	subcontractor performance issues;

•	changes in productivity expectations;

•	site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable);

•	continuing changes from original design on design-build projects;

•	the availability and skill level of workers in the geographic location of the project;

•	a change in the availability and proximity of equipment and materials; and

•	our ability to fully and promptly recover on claims for additional contract costs.
The foregoing factors, as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit between periods. Significant changes in cost estimates, particularly in our larger, more complex projects have had, and can in future periods have, a significant effect on our profitability.
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
Cash and Cash Equivalents: Cash equivalents are securities having maturities of three months or less from the date of purchase. Included in cash and cash equivalents on the consolidated balance sheets as of December 31, 2014 and 2013, was $61.3 million and $38.8 million, respectively, related to our consolidated joint ventures. Our access to joint venture cash may be limited by the provisions of the venture agreements.
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
Marketable Securities: We determine the classification of our marketable securities at the time of purchase and re-evaluate these determinations at each balance sheet date. Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. Held-to-maturity investments are stated at amortized cost and are periodically assessed for other-than-temporary impairment. Amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, and is included in interest income. Realized gains and losses are included in other expense (income), net. The cost of securities sold or called is based on the specific identification method.
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
Our receivables are from customers concentrated in the United States, and we have no material receivables from foreign operations as of December 31, 2014. We perform ongoing credit evaluations of our customers and generally do not require collateral, although the law provides us the ability to file mechanics’ liens on real property improved for private customers in the event of non-payment by such customers. We maintain an allowance for doubtful accounts which has historically been within management’s estimates.
Inventories: Inventories consist primarily of quarry products valued at the lower of average cost or market. We write down the inventories based on estimated quantities of materials on hand in excess of estimated foreseeable use. At December 31, 2014, inventory also included materials specifically related to a project in our Kenny Large Project Construction operating group and was valued at cost.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The operations of our real estate investments are conducted through our wholly-owned subsidiary, Granite Land Company (“GLC”). Generally, GLC participates with third-party partners in entities that are formed to accomplish specific real estate development projects. Our real estate affiliates include limited partnerships or limited liability companies of which we are a limited partner or member. The agreements with GLC’s partners in these real estate entities define each partner’s management role and financial responsibility in the project. The amount of GLC’s exposure is limited to GLC’s equity investment in the real estate joint venture. However, if one of GLC’s partners is unable to fulfill its management role or make its required financial contribution, GLC may assume, at its option, full management and/or financial responsibility for the project.
As of December 31, 2014 and 2013, real estate held for development and sale associated with our consolidated real estate entity included on the consolidated balance sheets was $11.6 million and $12.5 million, respectively. Non-recourse debt, including current maturities, associated with this entity was $6.7 million and $8.0 million as of December 31, 2014 and 2013, respectively. Residential real estate held for development and sale in Washington State was $11.6 million, as of both December 31, 2014 and 2013. See Note 7 for details on real estate development project accounted for under the equity method of accounting.
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
Costs related to the development of internal-use software during the preliminary project and post-implementation stages are expensed as incurred. Costs incurred during the application development stage are capitalized. These costs consist primarily of software, hardware and consulting fees, as well as salaries and related costs. Amounts capitalized are reported as a component of office furniture and equipment within property and equipment. Capitalized software costs are depreciated using the straight-line method over the estimated useful life of the related software, which range from three to five years. During the years ended December 31, 2014, 2013 and 2012, we capitalized $4.1 million, $2.5 million and $10.9 million, respectively, of internal-use software development and related hardware costs.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Goodwill: As of December 31, 2014, we had four reporting units in which goodwill was recorded as follows:

•	Kenny Group Construction

•	Kenny Group Large Project Construction

•	Northwest Group Construction

•	Northwest Group Construction Materials
The most significant goodwill balances reside in the reporting units associated with the Kenny Group.
We perform impairment tests annually and more frequently when events and circumstances occur that indicate a possible impairment of goodwill. We have historically performed goodwill impairment testing on an annual basis as of December 31. However, in 2014 we changed the annual goodwill impairment testing date to November 1, which we believe is preferable as the new testing date better aligns with our financial planning and budgeting cycle. In addition, we evaluate goodwill for impairment if events or circumstances change between annual tests indicating a possible impairment.  Examples of such events or circumstances include the following:

•	a significant adverse change in legal factors or in the business climate;

•	an adverse action or assessment by a regulator;

•	a more likely than not expectation that a segment or a significant portion thereof will be sold; or

•	the testing for recoverability of a significant asset group within the segment.
In performing step one of the goodwill impairment tests, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using the discounted cash flows and market multiple methods.  Judgments inherent in these methods include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates, and appropriate benchmark companies. The cash flows used in our 2014 discounted cash flow model were based on five-year financial forecasts, which in turn were based on the 2015-2017 operating plan developed internally by management adjusted for market participant based assumptions. Our discount rate assumptions are based on an assessment of equity cost of capital and appropriate capital structure for our reporting units. In assessing the reasonableness of our determined fair values of our reporting units, we evaluate our results against our current market capitalization.
After calculating the estimated fair value, we compare the resulting fair value to the net book value of the reporting unit, including goodwill. If the net book value of a reporting unit exceeds its fair value, we measure and record the amount of the impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.
The results of our annual goodwill impairment tests, performed in accordance with ASC 350, indicated that the estimated fair values of our reporting units exceeded their net book values (i.e., cushion) by at least 50% for the four reporting units with material amounts of goodwill. The Kenny Large Project Construction business is susceptible to fluctuations in results depending on awarded work given the size and frequency of awards. While we believe the current cushion is adequate to absorb these fluctuations, a significant decline in job win rates could have a significant impact to this reporting unit’s estimated fair value.

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
Warranties: Many of our construction contracts contain warranty provisions covering defects in equipment, materials, design or workmanship that generally run from six months to one year after our customer accepts the contract. Because of the nature of our projects, including contract owner inspections of the work both during construction and prior to acceptance, we have not experienced material warranty costs for these short-term warranties and, therefore, do not believe an accrual for these costs is necessary. Certain construction contracts carry longer warranty periods, ranging from two to ten years, for which we have accrued an estimate of warranty cost. The warranty cost is estimated based on our experience with the type of work and any known risks relative to the project and was not material during the years ended December 31, 2014, 2013 and 2012.
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
Performance Guarantees: Agreements with our joint venture partners and limited liability company members (“partner(s)”) for both construction joint ventures and line item joint ventures define each partner’s management role and financial responsibility in the project. The amount of operational exposure is generally limited to our stated ownership interest. However, due to the joint and several nature of the performance obligations under the related owner contracts, if one of the partners fails to perform, we and the remaining partners would be responsible for performance of the outstanding work (i.e., performance guarantee). We estimate our liability for performance guarantees using estimated partner bond rates and include them in accrued expenses and other current liabilities (see Note 10) with a corresponding asset in equity in construction joint ventures on the consolidated balance sheets. We reassess our liability when and if changes in circumstances occur. The liability and corresponding asset are removed from the consolidated balance sheets upon customer acceptance of the project.
Circumstances that could lead to a loss under these agreements beyond our stated ownership interest include the failure of a partner to contribute additional funds to the venture in the event the project incurs a loss or additional costs that we could incur should a partner fail to provide the services and resources that it had committed to provide in the agreement.
At December 31, 2014, there was $5.7 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts, of which $1.7 billion represented our share and the remaining $4.0 billion represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees. See Note 10 for disclosure of the amounts recorded on the consolidated balance sheets.

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
Restructuring and Impairment (Gains) Charges: Pursuant to an approved plan, we record severance costs when an employee has been notified, unless the employee provides future service, in which case severance costs are expensed ratably over the future service period. Other restructuring costs are recognized when the liability is incurred. Costs associated with terminating a lease contract are recorded at the contract termination date, in accordance with contract terms, or on the cease-use date, net of estimated sublease income, if applicable. In determining the amount related to termination of a lease, various assumptions are used including the time period over which facilities will be vacant, expected sublease term and sublease rates. These assumptions may be adjusted upon the occurrence of future events. Asset impairment analyses resulting from restructuring events are performed in accordance with ASC subtopic 360-10, Property, Plant and Equipment. See the Property and Equipment and Long-lived Assets accounting policies above for further information on asset impairment charges. During the years ended December 31, 2014 and 2012, we recorded net restructuring gains of $2.6 million and $3.7 million, respectively, and during the year ended December 31, 2013, we recorded net restructuring and impairment charges of $52.1 million (see Note 11).
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
We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in other expense (income) in the consolidated statements of operations.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Recently Issued and Adopted Accounting Pronouncements:
In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” For disposals of individually significant components that do not qualify as discontinued operations, an entity must disclose pre-tax earnings of the disposed component. This ASU will be effective for all disposals (or classifications as held for sale) of components of an entity that occur during our year ended December 31, 2015 and interim periods within the year. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Revisions in Estimates
Our profit recognition related to construction contracts is based on estimates of costs to complete each project. These estimates can vary significantly in the normal course of business as projects progress, circumstances develop and evolve, and uncertainties are resolved. We recognize revenue on affirmative claims when we have a signed agreement and recognize revenue associated with unapproved change orders to the extent the related costs have been incurred, the amount can be reliably estimated and recovery is probable, which is often when the owner has agreed to the change order in writing. We recognize costs associated with affirmative claims and unapproved change orders as incurred and revisions to estimated total costs as soon as the obligation to perform is determined. Approved change orders and affirmative claims, as well as changes in related estimates of costs to complete, are considered revisions in estimates. We use the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. Under this method, revisions in estimates are accounted for in their entirety in the period of change. There can be no assurance that we will not experience further changes in circumstances or otherwise be required to further revise our profitability estimates.
Revenue in an amount equal to cost incurred is recognized until there is sufficient information to determine the estimated profit on the project with a reasonable level of certainty. The gross profit impact from projects that reached initial profit recognition is not included in the tables below. During the years ended December 31, 2014, 2013, and 2012, the gross profit impact from projects reaching initial profit recognition was $74.7 million, $9.1 million, and $16.4 million, respectively.
Construction
The net changes in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit were net decreases of $7.3 million, $1.7 million and $18.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The projects are summarized as follows (dollars in millions):
Increases

Years Ended December 31,	2014	2013	2012
Number of projects with upward estimate changes	7	6	6
Range of increase in gross profit from each project, net	$1.0 - 1.8	$1.1 - 3.7	$1.0 - 1.7
Increase on project profitability	$9.2	$16.1	$8.1
The increases during the year ended December 31, 2014 were due to owner-directed scope changes and lower costs than anticipated. The 2013 increases were due to owner-directed scope changes and production at a higher rate than anticipated, and the 2012 increases were due to lower than anticipated costs and the settlement of outstanding issues with contract owners.
Decreases

Years Ended December 31,	2014	2013	2012
Number of projects with downward estimate changes	6	5	9
Range of reduction in gross profit from each project, net	$1.6 - 4.1	$1.2 - 7.4	$1.0 - 6.6
Decrease on project profitability	$16.5	$17.8	$26.2
The decreases during the year ended December 31, 2014 were due to higher costs than originally anticipated and outstanding claims and change orders. Five of the projects that had downward estimate changes were complete or substantially complete at December 31, 2014. The other project was 56.8% complete and constituted 2.4% of Construction contract backlog as of December 31, 2014. The 2013 decreases were due to lower productivity than originally anticipated. The 2012 decreases were due to lower productivity than anticipated and unanticipated rework costs.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Large Project Construction
The net changes in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit were net increases of $46.9 million, $25.5 million and $64.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amounts attributable to non-controlling interests were $9.5 million, $5.6 million and $3.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The projects are summarized as follows (dollars in millions):
Increases

Years Ended December 31,	2014	2013	2012
Number of projects with upward estimate changes	12	7	10
Range of increase in gross profit from each project, net	$1.0 - 15.2	$2.6 - 41.3	$1.1 - 24.5
Increase on project profitability	$66.8	$77.5	$92.0
The increases during the year ended December 31, 2014 were due to higher productivity than originally anticipated, owner-directed scope changes and the settlement of outstanding claims with contract owners. The increases during the year ended December 31, 2013 were due to the settlement of outstanding issues with a contract owner and owner-directed scope changes. The increases during the year ended December 31, 2012 were due to owner-directed scope changes and lower than anticipated construction costs.
Decreases

Years Ended December 31,	2014	2013	2012
Number of projects with downward estimate changes	3	5	1
Range of reduction in gross profit from each project, net	$1.1 - 16.8	$1.9 - 26.8	$27.4
Decrease on project profitability	$19.9	$52.0	$27.4
The decreases during the years ended December 31, 2014, 2013 and 2012 were primarily due to additional costs, lower productivity than originally anticipated and outstanding claims and change orders.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Marketable Securities
All marketable securities were classified as held-to-maturity for the dates presented and the carrying amounts of held-to-maturity securities were as follows (in thousands):

December 31,	2014	2013
U.S. Government and agency obligations	$10,511	$10,000
Commercial paper	14,993	39,968
Total short-term marketable securities	25,504	49,968
U.S. Government and agency obligations	76,563	67,234
Total long-term marketable securities	76,563	67,234
Total marketable securities	$102,067	$117,202
Scheduled maturities of held-to-maturity investments were as follows (in thousands):

December 31, 2014
Due within one year	$25,504
Due in one to five years	76,563
Total	$102,067

4. Fair Value Measurement
The following tables summarize assets and liabilities measured at fair value on the consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
December 31, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$60,618	$—	$—	$60,618
Total assets	$60,618	$—	$—	$60,618

	Fair Value Measurement at Reporting Date Using
December 31, 2013	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$89,336	$—	$—	$89,336
Total assets	$89,336	$—	$—	$89,336

A reconciliation of cash equivalents to consolidated cash and cash equivalents is as follows (in thousands):

December 31,	2014	2013
Cash equivalents	$60,618	$89,336
Cash	195,343	139,785
Total cash and cash equivalents	$255,961	$229,121
In March 2014, we entered into an interest rate swap with a notional amount of $100.0 million which matures in June 2018 to convert the interest rate of our 2019 Notes (defined in Note 12) from a fixed rate of 6.11% to a floating rate of 4.15% plus six-month LIBOR. The interest rate swap is reported at fair value using Level 2 inputs, with any gain or loss recorded in other expense (income), net in our consolidated statements of operations and was a net gain of $1.4 million during 2014. The associated balance is recorded in other current assets on the consolidated balance sheets and was $0.3 million as of December 31, 2014.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In March 2014, we entered into two diesel commodity swaps covering the periods from May 2014 to October 2014 and from May 2015 to October 2015 which represented roughly 25% of our forecasted purchases for diesel during these periods.  In May 2014, we entered into two natural gas commodity swaps covering the periods from June 2014 to October 2014 and from May 2015 to October 2015 representing roughly 25% of our forecasted purchases of natural gas during these periods.  The commodity swaps are reported at fair value using Level 2 inputs, with any gain or loss recorded in other expense (income), net in our consolidated statements of operations and was a net loss of $2.0 million during 2014. The associated balance is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $1.7 million as of December 31, 2014.
The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value on the consolidated balance sheets are as follows (in thousands):

December 31,		2014		2013
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities	Level 1	$102,067	$101,808	$117,202	$116,915
Liabilities (including current maturities):
Senior notes payable[1]	Level 3	$200,000	$220,226	$200,000	$225,865
Credit Agreement loan[1]	Level 3	70,000	70,153	70,000	69,601
1The fair values of the senior notes payable and borrowings under the Credit Agreement (as defined under “Credit Agreement” in Note 12) loan are based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk.

The carrying values of receivables, other current assets, and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these instruments. In addition, the fair value of non-recourse debt measured using Level 3 inputs approximates its carrying value due to its relative short-term nature and competitive interest rates.
We measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis. As of December 31, 2014 and 2013, the nonfinancial assets and liabilities included our asset retirement and reclamation obligations as well as assets and corresponding liabilities associated with performance guarantees. As of December 31, 2013, the nonfinancial assets and liabilities also included assets and liabilities that were adjusted to fair value in connection with our EIP and a non-performing quarry asset separate from our EIP.
Fair value for the assets retirement and reclamation obligations as well as the assets and liabilities associated with the EIP were measured using Level 3 inputs and those associated with performance guarantees were measured using Level 2 inputs. Asset retirement and reclamation obligations were initially measured using internal discounted cash flow calculations based upon our estimates of future retirement costs - see Note 8 for details of the asset retirement balances and Note 1 for further discussion on fair value measurements. Fair values of the assets related to our EIP as well as the non-performing quarry site were determined based on a variety of factors that are further described in Note 1 under the Property and Equipment and Long-lived Assets sections. Performance guarantees were measured using estimated partner bond rates - see Note 10 for the liability balances and Note 1 for further discussion on performance guarantees.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the years ended December 31, 2014, 2013 and 2012, fair value adjustments to our nonfinancial assets and liabilities were related to our asset retirement and reclamation obligations, restructuring charges associated with our EIP and non-cash impairment charges separate from our EIP, and are detailed as follows:

•	Asset retirement obligations adjustments were $3.0 million, $2.3 million and $2.8 million, respectively. See Note 8 for further information.

•
Restructuring gains associated with our EIP were $2.6 million during the year ended December 31, 2014, of which $1.3 million was attributable to release of our lease obligation associated with a quarry asset in California and $1.3 million was associated with the sale or other disposition of a quarry asset in California. During the year ended December 31, 2013, we recorded restructuring charges of $49.0 million, of which $31.1 million, including $3.9 million attributable to non-controlling interests, related to real estate assets, $14.7 million related to non-performing quarry sites and $3.2 million related to lease termination charges. During the year ended December 31, 2012, we recorded a $3.7 million restructuring gain primarily related to real estate assets. See Note 11 for further information.

•
Non-cash impairment gains were $1.3 million during 2014 and non-cash impairment charges were $3.2 million during both 2013 and 2012. During 2014 and 2013, the non-cash impairment gains and charges were associated with the write-down and subsequent sale of a nonperforming quarry site (see Note 11). During 2012, the non-cash impairment charges were related to the write-off of our cost method investment in the preferred stock of a corporation that designs and manufactures power generation equipment (see Note 7).

5. Receivables, net (in thousands)

December 31,	2014	2013
Construction contracts:
Completed and in progress	$191,094	$193,538
Retentions	84,760	73,103
Total construction contracts	275,854	266,641
Construction material sales	28,549	36,813
Other	6,822	12,657
Total gross receivables	311,225	316,111
Less: allowance for doubtful accounts	291	2,513
Total net receivables	$310,934	$313,598
Receivables include amounts billed and billable to clients for services provided as of the end of the applicable period and do not bear interest. To the extent the related costs have not been billed, the contract balance is included in costs and estimated earnings in excess of billings on the consolidated balance sheets. Included in other receivables at December 31, 2014 and 2013 were items such as notes receivable, fuel tax refunds and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates.
Revenue earned by Construction and Large Project Construction from federal, state and local government agencies was $1.7 billion (75.0% of our total revenue) in 2014, $1.7 billion (74.4% of our total revenue) in 2013 and $1.7 billion (80.6% of our total revenue) in 2012. During the years ended December 31, 2014, 2013, and 2012, our largest volume customer, including both prime and subcontractor arrangements, was the California Department of Transportation (“Caltrans”). Revenue recognized from contracts with Caltrans represented $195.4 million (8.6% of our total revenue) in 2014, of which $178.7 million (15.1% of segment revenue) was in our Construction segment and $16.8 million (2.0% of segment revenue) was in our Large Project Construction segment. Revenue from Caltrans represented $265.8 million (11.7% of total revenue) in 2013, of which $239.9 million (19.2% of segment revenue) was in our Construction segment and $25.9 million (3.3% of segment revenue) was in the Large Project Construction segment. Revenue from Caltrans represented $272.9 million (13.1% of total revenue) in 2012, of which $268.9 million (27.3% of segment revenue) was in the Construction segment and $4.1 million (0.5% of segment revenue) was in the Large Project Construction segment.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Financing receivables consisted of retentions receivable and were included in receivables, net on the consolidated balance sheets as of December 31, 2014 and 2013. Certain construction contracts include retainage provisions. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the contract by the owners. No retention receivable individually exceeded 10% of total net receivables at any of the presented dates. As of December 31, 2014, the majority of the retentions receivable are expected to be collected within one year.
We segregate our retention receivables into two categories: escrow and non-escrow. The balances in each category were as follows (in thousands):

December 31,	2014	2013
Escrow	$28,692	$25,124
Non-escrow	56,068	47,979
Total retention receivables	$84,760	$73,103
The escrow receivables include amounts due to Granite which have been deposited into an escrow account and bear interest. Typically, escrow retention receivables are held until work on a project is complete and has been accepted by the owner who then releases those funds, along with accrued interest, to us. There is minimal risk of not collecting on these amounts.
As of December 31, 2014, the non-escrow retention receivables were evaluated for collectibility using certain customer information that includes the following:

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

We regularly review our accounts receivable, including past due amounts, to determine their probability of collection. If it is probable that an amount is uncollectible, it is charged to bad debt expense and a corresponding reserve is established in allowance for doubtful accounts. If it is deemed certain that an amount is uncollectible, the amount is written off. Based on contract terms, non-escrow retention receivables are typically due within 60 days of owner acceptance of contract completion. We consider retention amounts beyond 60 days of owner acceptance of contract completion to be past due. As of December 31, 2014 and 2013, the non-escrow retention receivables aged over 90 days were $8.6 million and $7.0 million, respectively, and primarily resulted from one government agency with delays caused by paperwork processing and / or obtaining final agency approvals, rather than from a lack of funds. In addition, our allowance for doubtful accounts contained no material provision related to non-escrow retention receivables as we determined there were no significant collectability issues at any of the presented dates.

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
Due to the joint and several nature of the performance obligations under the related owner contracts, if one of the members fails to perform, we and the remaining members, if any, would be responsible for performance of the outstanding work. At December 31, 2014, there was approximately $5.7 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $1.7 billion represented our share and the remaining $4.0 billion represented the other members’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees. See Note 10 for disclosure of the amounts recorded on the consolidated balance sheets and Note 1 for additional discussion.
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
We have determined that certain of these joint ventures are consolidated because they are VIEs, and we are the primary beneficiary or because they are not VIEs and we hold the majority voting interest.
We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the years ended December 31, 2014, 2013 and 2012, we determined no changes to our consolidation conclusions were required for existing construction joint ventures.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Construction Joint Ventures
The carrying amounts and classification of assets and liabilities of construction joint ventures we are required to consolidate are included on the consolidated balance sheets as follows (in thousands):

December 31,	2014	2013
Cash and cash equivalents[1]	$61,276	$38,800
Receivables, net	36,781	38,372
Other current assets	1,746	4,778
Total current assets	99,803	81,950
Property and equipment, net	11,969	22,216
Total assets[2]	$111,772	$104,166

Accounts payable	$18,009	$16,937
Billings in excess of costs and estimated earnings[1]	32,830	60,185
Accrued expenses and other current liabilities	2,714	11,299
Total liabilities[2]	$53,553	$88,421
1The volume and stage of completion of contracts from our consolidated construction joint ventures may cause fluctuations in cash and cash equivalents as well as billings in excess of costs and costs in excess of billings and estimated earnings between periods.
2The assets and liabilities of each joint venture relate solely to that joint venture. The decision to distribute joint venture cash and cash equivalents and assets must generally be made jointly by all of the partners and, accordingly, these cash and cash equivalents and assets generally are not available for the working capital needs of Granite until distributed.

At December 31, 2014, we were engaged in three active consolidated construction joint venture projects with total contract values ranging from $32.7 million to $364.4 million. The total estimated revenue remaining to be recognized on these consolidated joint ventures ranged from $0.2 million to $70.2 million. Our proportionate share of the equity in these joint ventures was between 55.0% and 65.0%. During the years ended December 31, 2014, 2013 and 2012, total revenue from consolidated construction joint ventures was $155.1 million, $170.0 million and $222.3 million, respectively. Total cash provided by consolidated construction joint venture operations was $22.5 million, $10.9 million and $25.2 million during the years ended December 31, 2014, 2013 and 2012 respectively.
Unconsolidated Construction Joint Ventures
We account for our share of construction joint ventures that we are not required to consolidate on a pro rata basis in the consolidated statements of operations and as a single line item on the consolidated balance sheets. As of December 31, 2014, these unconsolidated joint ventures were engaged in ten active projects with total contract values ranging from $72.8 million to $3.1 billion. Our proportionate share of the equity in these unconsolidated joint ventures ranged from 20.0% to 50.0%. As of December 31, 2014, our share of the revenue remaining to be recognized on these unconsolidated joint ventures ranged from $10.7 million to $683.8 million.
As of December 31, 2014, one of our unconsolidated construction joint ventures was located in Canada and, therefore, the associated disclosures throughout this footnote include amounts that were translated from Canadian dollars to U.S. dollars using the spot rate in effect as of the reporting date for balance sheet items, and the average rate in effect during the applicable monthly reporting period for the results of operations. The associated foreign currency translation adjustments did not have a material impact on the consolidated financial statements for any of the dates or periods presented.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Following is summary financial information related to unconsolidated construction joint ventures (in thousands):

December 31,	2014	2013
Assets:
Cash and cash equivalents[1]	$264,263	$385,094
Other assets	573,898	523,827
Less partners’ interest	546,907	612,530
Granite’s interest	291,254	296,391
Liabilities:
Accounts payable	146,198	155,985
Billings in excess of costs and estimated earnings[1]	156,604	245,341
Other liabilities	55,289	104,152
Less partners’ interest	251,412	371,760
Granite’s interest	106,679	133,718
Equity in construction joint ventures	$184,575	$162,673
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

Years Ended December 31,	2014	2013	2012
Revenue:
Total	$1,501,894	$1,391,190	$1,042,209
Less partners’ interest and adjustments[1]	1,048,514	982,734	665,782
Granite’s interest	453,380	408,456	376,427
Cost of revenue:
Total	1,386,577	1,107,533	785,079
Less partners’ interest and adjustments[1]	984,062	772,670	511,840
Granite’s interest	402,515	334,863	273,239
Granite’s interest in gross profit	$50,865	$73,593	$103,188
 1Partners’ interest represents amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies.

During the years ended December 31, 2014, 2013 and 2012, unconsolidated construction joint venture net income was $116.8 million, $283.2 million and $256.9 million, respectively, of which our share was $49.2 million, $72.8 million and $101.7 million, respectively. These net income amounts exclude our corporate overhead required to manage the joint ventures.
Line Item Joint Ventures
The revenue for each line item joint venture partner’s discrete items of work is defined in the contract with the project owner and each venture partner bears the profitability risk associated with its own work. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We include only our portion of these contracts in our consolidated financial statements. As of December 31, 2014, we had three active line item joint venture construction projects with total contract values ranging from $42.7 million to $86.0 million of which our portion ranged from $28.9 million to $63.6 million. As of December 31, 2014, our share of revenue remaining to be recognized on these line item joint ventures ranged from $2.3 million to $23.4 million.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Investments in Affiliates
Our investments in affiliates balance is related to our investments in unconsolidated non-construction entities that we account for using the equity method of accounting, including investments in real estate entities and a non-real estate entity. The real estate entities were formed to accomplish specific real estate development projects that our wholly-owned subsidiary, GLC, participates in with third-party partners. The non-real estate entity was a 50% interest in a limited liability company which owns and operates an asphalt terminal and operates an emulsion plant in Nevada.
We have determined that the real estate entities are not consolidated because they are VIEs, and we are not the primary beneficiary. We have determined that the non-real estate entity is not consolidated because it is not a VIE, and we do not hold the majority voting interest. As such, this entity is accounted for using the equity method. We account for our share of the operating results of the equity method investments in other income in the consolidated statements of operations and as a single line item on the consolidated balance sheets as investments in affiliates.
Our investments in affiliates balance consists of the following (in thousands):

December 31,	2014	2013
Equity method investments in real estate affiliates	$22,623	$21,392
Equity method investments in other affiliates	9,738	11,088
Total investments in affiliates	$32,361	$32,480
The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis (in thousands):

December 31,	2014	2013
Current assets	$28,891	$25,807
Long-term assets	141,283	148,181
Total assets	170,174	173,988
Current liabilities	5,827	6,000
Long-term liabilities[1]	66,708	68,544
Total Liabilities	72,535	74,544
Net assets	$97,639	$99,444
Granite’s share of net assets	$32,361	$32,480
1The balance primarily relates to debt associated with our real estate investments. See Note 12 for further discussion.

The equity method investments in real estate affiliates included $16.5 million and $14.9 million in residential real estate in Texas as of December 31, 2014 and 2013, respectively. The remaining balances were in commercial real estate in Texas. Of the $170.2 million in total assets as of December 31, 2014, real estate entities had total assets ranging from $1.5 million to $59.3 million and the non-real estate entity had total assets of $20.3 million.
During the year ended December 31, 2012, it was determined that the carrying amount of our cost method investment in a power generation equipment manufacturer exceeded its fair value, which required us to recognize a non-cash impairment charge of $2.8 million that was included in other expense (income), net on the consolidated statement of operations.
The following table provides summarized statement of operations information for our affiliates accounted for under the equity method on a combined basis (in thousands):

Years Ended December 31,	2014	2013	2012
Revenue	$46,597	$42,563	$52,342
Gross profit	10,315	3,487	13,254
Income (loss) before taxes	3,647	(686)	1,318
Net income (loss)	3,647	(686)	1,318
Granite’s interest in affiliates’ net income	901	1,304	1,988

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Property and Equipment, net
Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net on the consolidated balance sheets as follows (in thousands):

December 31,	2014	2013
Equipment and vehicles	$767,313	$765,971
Quarry property	172,081	170,442
Land and land improvements	110,235	119,917
Buildings and leasehold improvements	82,655	83,494
Office furniture and equipment	70,820	70,156
Property and equipment	1,203,104	1,209,980
Less: accumulated depreciation and depletion	793,451	773,121
Property and equipment, net	$409,653	$436,859

Depreciation and depletion expense included in our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 was $64.9 million, $62.7 million and $51.8 million, respectively and was primarily included in cost of revenue in our consolidated statements of operations. We capitalized interest costs of $0.7 million, $0.9 million and $2.3 million in 2014, 2013 and 2012, respectively, related to certain self-constructed assets, of which $0.4 million, $0.6 million and $2.1 million, respectively, were included in real estate held for development and sale and $0.3 million, $0.3 million and $0.2 million, respectively, were included in property and equipment on the consolidated balance sheets.
During the year ended December 31, 2013, we recorded non-cash impairment charges of $17.8 million, all of which related to non-performing quarry assets. Of this amount, $14.7 million was restructuring charges in connection with our EIP and the remaining charges were related to a quarry asset and our process of continually optimizing our assets separate from the EIP. In 2014, the related quarry asset was sold, resulting in a $1.3 million restructuring gain. Refer to Note 11 for details.
We have recorded liabilities associated with our legally required obligations to reclaim owned and leased quarry property and related facilities. As of December 31, 2014 and 2013, $6.5 million and $9.8 million, respectively, of our asset retirement obligations are included in accrued expenses and other current liabilities and $20.9 million and $19.3 million, respectively, are included in other long-term liabilities on the consolidated balance sheets.
The following is a reconciliation of these asset retirement obligations (in thousands):

Years Ended December 31,	2014	2013
Beginning balance	$29,138	$26,576
Revisions to estimates	2,969	2,265
Liabilities incurred	—	83
Liabilities settled	(5,678)	(976)
Accretion	1,012	1,190
Ending balance	$27,441	$29,138

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Intangible Assets
Indefinite-lived Intangible Assets
Indefinite-lived intangible assets primarily consist of goodwill and use rights. Use rights of $0.4 million are included in other noncurrent assets on the consolidated balance sheets as of December 31, 2014 and 2013.

The following table presents the goodwill balance by reportable segment (in thousands):

December 31,	2014	2013
Construction	$29,260	$29,260
Large Project Construction	22,593	22,593
Construction Materials	1,946	1,946
Total goodwill	$53,799	$53,799

Amortized Intangible Assets
The following is the breakdown of our amortized intangible assets that are included in other noncurrent assets on the consolidated balance sheets (in thousands):

		Accumulated
December 31, 2014	Gross Value	Amortization	Net Value
Permits	$29,713	$(13,115)	$16,598
Acquired backlog	7,900	(7,263)	637
Customer lists	4,398	(2,785)	1,613
Trade name	4,100	(863)	3,237
Covenants not to compete and other	2,459	(2,428)	31
Total amortized intangible assets	$48,570	$(26,454)	$22,116

December 31, 2013
Permits	$29,713	$(11,992)	$17,721
Acquired backlog	7,900	(6,835)	1,065
Customer lists	4,398	(2,491)	1,907
Trade name	4,100	(432)	3,668
Covenants not to compete and other	2,459	(2,408)	51
Total amortized intangible assets	$48,570	$(24,158)	$24,412
Amortization expense related to amortized intangible assets for the years ended December 31, 2014, 2013 and 2012 was $2.3 million, $8.8 million and $3.7 million, respectively and was primarily included in selling, general and administrative expenses in our consolidated statements of operations. Based on the amortized intangible assets balance at December 31, 2014, amortization expense expected to be recorded in the future is as follows: $2.5 million in 2015; $1.8 million in 2016; $1.7 million in 2017; $1.7 million in 2018; $1.7 million in 2019; and $12.7 million thereafter.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Accrued Expenses and Other Current Liabilities (in thousands):

December 31,	2014	2013
Payroll and related employee benefits	$36,888	$34,676
Accrued insurance	44,585	49,073
Performance guarantees (see Note 18)	75,820	54,488
Loss job reserves	5,784	12,130
Other	37,575	46,875
Total	$200,652	$197,242
Other includes dividends payable, accrued legal, warranty reserves, reclamation reserves, remediation reserves and other miscellaneous accruals, none of which are greater than 5% of total current liabilities.

11. Restructuring and Impairment (Gains) Charges, Net
The following table presents the components of restructuring and impairment (gains) charges, net during the respective periods (in thousands):

Years ended December 31,	2014	2013	2012
Impairment losses (gains) associated with our real estate investments, net	$—	$31,090	$(3,093)
Impairment charges on assets	—	14,651	—
Lease termination (gains) costs, net of estimated sublease income	(1,283)	3,234	(635)
Total restructuring (gains) charges	(1,283)	48,975	(3,728)
Other impairment (gains) charges	(1,360)	3,164	—
Total restructuring and impairment (gains) charges, net	$(2,643)	$52,139	$(3,728)
In 2010, we announced our EIP, which included actions to reduce our cost structure, enhance operating efficiencies and strengthen our business to achieve long-term profitable growth. The majority of restructuring charges associated with the EIP were recorded in 2010.
In 2011, development activities were curtailed for the majority of our real estate development projects as divestiture efforts increased, and we recorded $1.5 million in additional restructuring charges associated with the sale or other disposition of three separate projects located in California.
During 2012, we recorded a restructuring gain of $3.1 million associated with the sale or other disposition of three separate, previously impaired real estate investments located in California, Oregon and Washington.
During 2013 and pursuant to the EIP, management approved a plan to sell or otherwise dispose of all of the remaining consolidated real estate investments in our real estate investment business, as well as certain assets in our Construction Materials segment. These actions resulted in restructuring charges of $49.0 million in 2013, including amounts attributable to non-controlling interests of $3.9 million. These restructuring charges consisted of the non-cash impairment of certain real estate and quarry assets and the accrual of lease termination costs. The carrying values of the impaired assets were adjusted to their expected fair values, which were estimated by a variety of factors including, but not limited to, comparative market data, historical sales prices, broker quotes and third-party valuations.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restructuring charges in 2013 associated with our real estate investment business included $31.1 million of non-cash impairment charges related to all of the remaining consolidated real estate assets, including amounts attributable to non-controlling interests of $3.9 million. The impaired assets consisted primarily of our consolidated residential and retail development projects which had a carrying value of $44.6 million prior to the impairment.
Restructuring charges in 2013 associated with the Company’s Construction Materials segment resulted in $14.7 million of non-cash impairment charges related to non-performing quarry assets which had an aggregate carrying value of $17.1 million prior to the impairment. In connection with the impairment of these quarry assets, we recorded lease termination charges of $3.2 million. In 2014, we recorded a restructuring gain of $1.3 million resulting from our release from lease obligations.
We concluded the majority of our 2010 EIP during 2013. As the impaired assets are sold, we may recognize additional restructuring charges or gains; however, we do not expect these charges or gains to be material.
Separate from the EIP but related to our process of continually optimizing our assets, we identified a quarry asset within our Construction Materials segment that no longer had strategic value to our vertically integrated business. Therefore, during 2013, management approved a plan to sell or otherwise dispose of this asset. We determined that the asset’s carrying value was not recoverable and recorded a $3.2 million non-cash impairment charge. In 2014, this asset was sold, resulting in a $1.3 million restructuring impairment gain.

12. Long-Term Debt and Credit Arrangements (in thousands):

December 31,	2014	2013
Senior notes payable	$200,000	$200,000
Credit Agreement loan	70,000	70,000
Mortgages payable	6,742	7,967
Other notes payable	126	148
Total debt	276,868	278,115
Less current maturities	1,247	1,247
Total long-term debt	$275,621	$276,868
The aggregate minimum principal maturities of long-term debt for each of the five years following December 31, 2014, after considering our intent and ability to pay the 2019 Notes (defined below) using another source of financing as disclosed below, are as follows: 2015 - $1.2 million; 2016 - $155.5 million; 2017 - $40.0 million; 2018 - $40.0 million; and 2019 - $40.0 million.
Senior Notes Payable
As of December 31, 2014, senior notes payable in the amount of $200.0 million were due to a group of institutional holders in five equal annual installments beginning in 2015 and bear interest at 6.11% per annum (“2019 Notes”). In March 2014, we entered into an interest rate swap to convert the interest rate from a fixed rate of 6.11% to a floating rate of 4.15% plus six-month LIBOR (see Note 4 for details). The first installment of the 2019 Notes is included in long-term debt on the consolidated balance sheet as of December 31, 2014 as we have the ability and intent to pay this installment using borrowings under the Credit Agreement (defined below) or by obtaining other sources of financing.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Credit Agreement
We have a $215.0 million committed revolving credit facility, with a sublimit for letters of credit of $100.0 million (the “Credit Agreement”), which expires on October 11, 2016, of which $134.8 million was available at December 31, 2014. At December 31, 2014 and 2013, there was a revolving loan of $70.0 million outstanding under the Credit Agreement related to financing the Kenny acquisition, which is included in long-term debt on the consolidated balance sheets. In addition, as of December 31, 2014 there were standby letters of credit totaling $10.3 million. The letters of credit will expire between June 2015 and December 2017.
Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on certain financial ratios calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin was 2.50% for loans bearing interest based on LIBOR and 1.50% for loans bearing interest at the base rate at December 31, 2014. Accordingly, the effective interest rate was between 2.76% and 4.75% at December 31, 2014. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Credit Agreement’s maturity date. Borrowings at a LIBOR rate have a term no less than one month and no greater than six months. Typically, at the end of such term, such borrowings may be paid off or rolled over at our discretion into either a borrowing at the base rate or a borrowing at a LIBOR rate with similar terms, not to exceed the maturity date of the Credit Agreement. On a periodic basis, we assess the timing of payment depending on facts and circumstances that exist at the time of our assessment. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are collateralized on an equivalent basis with the obligations under the 2019 Notes (defined above) by first priority liens (subject only to other liens permitted under the Credit Agreement) on substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement.
The Credit Agreement provides for the release of the liens securing the obligations at our option and expense, so long as certain conditions as defined by the terms in the Credit Agreement are satisfied (“Collateral Release Period”). However, if subsequent to exercising the option, our Consolidated Fixed Charge Coverage Ratio is less than 1.50 or our Consolidated Leverage Ratio is greater than 2.50, then we will be required to promptly re-pledge substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement. As of December 31, 2014, the conditions for the exercise of the unsecured option were not satisfied.
Real Estate Indebtedness
Our consolidated and unconsolidated real estate held for development and sale is subject to indebtedness. This indebtedness is non-recourse to Granite, but is recourse to the real estate. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate project as it progresses through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entity to repay portions of the debt. As of December 31, 2014, the principal amount of debt of our consolidated real estate entity secured by a mortgage was $6.7 million, of which approximately $1.2 million was included in current liabilities and approximately $5.5 million was included in long-term liabilities on the consolidated balance sheets. The debt associated with our unconsolidated real estate ventures is disclosed in Note 7.

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
As of December 31, 2014 and pursuant to the definitions in the agreements, our Consolidated Tangible Net Worth was $766.3 million, which exceeded the minimum of $622.7 million, the Consolidated Leverage Ratio was 2.77 which did not exceed the maximum of 3.00 and the Consolidated Interest Coverage Ratio was 6.93 which exceeded the minimum of 4.00.
As of December 31, 2014, we were in compliance with all covenants contained in the Credit Agreement and 2019 NPA, as amended, and the debt agreements related to our consolidated real estate entities. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Employee Benefit Plans
Profit Sharing and 401(k) Plan: The Profit Sharing and 401(k) Plan (the “401(k) Plan”) is a defined contribution plan covering all employees except employees covered by collective bargaining agreements and employees of our consolidated construction joint ventures. Each employee’s combined before-tax and Roth 401(k) after- tax contributions cannot exceed 50% of their eligible pay or the 2014 IRS annual contribution limit of $17,500. Our 401(k) matching contributions can be up to 6% of an employee’s gross pay and are available at the discretion of the Board of Directors.
Profit sharing contributions from the Company may be made to the 401(k) Plan in an amount determined by the Board of Directors. We made no profit sharing contributions during the years ended December 31, 2014, 2013 and 2012. Our 401(k) matching contributions to the 401(k) Plan for the years ended December 31, 2014, 2013 and 2012 were $5.0 million, $4.1 million and $2.8 million, respectively. During the year ended December 31, 2013, eligible Kenny employees that had at least 1,000 hours of service as of March 1, 2013 and were actively employed on March 28, 2013 received a one-time profit sharing contribution of approximately $0.1 million in total, which was equivalent to the Company match during the period they were unable to contribute to the Plan.
Non-Qualified Deferred Compensation Plan: We offer a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of our highly compensated employees. The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. In October 2008, a Rabbi Trust was established to fund our NQDC Plan obligation and was fully funded as of December 31, 2014. The assets held by the Rabbi Trust at December 31, 2014 and 2013 are substantially in the form of Company-owned life insurance and are included in other noncurrent assets on the consolidated balance sheets. As of December 31, 2014, there were 52 active participants in the NQDC Plan. NQDC Plan obligations were $21.7 million and $23.6 million as of December 31, 2014 and 2013, respectively.
Multi-employer Pension Plans: Four of our wholly-owned subsidiaries, Granite Construction Company, Granite Construction Northeast, Inc., Granite Infrastructure Constructors, Inc., and Kenny Construction Company contribute to various multi-employer pension plans on behalf of union employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents our participation in these plans (dollars in thousands):

	Pension Plan Employer Identification Number	Pension Protection Act (“PPA”) Certified Zone Status[1]		FIP / RP Status Pending / Implemented[2]	Contributions			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement[3]
Pension Trust Fund		2014	2013		2014	2013	2012
Locals 302 and 612 Operating Engineers-Employers Retirement Fund	91-6028571	Green	Green	No	$3,043	$3,260	$2,368	No	5/31/2015 12/31/2015 12/31/2016
Operating Engineers Pension Trust Fund	95-6032478	Red	Red	Yes	3,001	2,768	2,285	No	6/30/2016
Pension Trust Fund for Operating Engineers Pension Plan	94-6090764	Red	Orange	Yes	9,590	8,193	8,030	No	6/15/2015 6/30/2015 10/31/2015 6/30/2016 9/30/2016 5/15/2017 6/30/2017 1/31/2018
Laborers Pension Trust Fund for Northern California	94-6277608	Yellow	Yellow	Yes	2,682	2,500	2,320	No	6/30/2019
Laborers Pension Fund	36-2514514	Green	Green	No	2,230	1,608	—	No	5/31/2017
All other funds (49)					8,876	8,836	7,720
			Total Contributions:		$29,422	$27,165	$22,723
1The most recent PPA zone status available in 2014 and 2013 is for the plan’s year-end during 2013 and 2012, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.
2The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.
3Lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. Pension trust funds with a range of expiration dates have various collective bargaining agreements.

We currently have no intention of withdrawing from any of the multi-employer pension plans in which we participate that would result in a significant withdrawal liability.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. Shareholders’ Equity
Stock-based Compensation: The 2012 Equity Incentive Plan provides for the issuance of restricted stock, restricted stock units (“RSUs”) and stock options to eligible employees and to members of our Board of Directors. A total of 2,224,907 shares of our common stock have been reserved for issuance of which 1,599,963 remained available as of December 31, 2014.
Stock Options: In 2014, no stock options were granted. As of December 31, 2014, there were 18,620 stock options outstanding all of which were fully vested as of June 30, 2013.
Restricted Stock Units and Restricted Stock: RSUs and restricted stock are issued for services to be rendered and may not be sold, transferred or pledged for such a period as determined by our Compensation Committee. RSU and restricted stock compensation cost is measured at our common stock’s fair value based on the market price at the date of grant. We recognize compensation cost only for RSUs and restricted stock that we estimate will ultimately vest. We estimate the number of shares that will ultimately vest at each grant date based on our historical experience and adjust compensation cost based on changes in those estimates over time.
RSU and restricted stock compensation cost is recognized ratably over the shorter of the vesting period (generally three years) or the period from grant date to the first maturity date after the holder reaches age 62 and has completed certain specified years of service, when all restricted stock becomes fully vested. Vesting of restricted stock is not subject to any market or performance conditions and vesting provisions are at the discretion of the Compensation Committee. An employee may not sell or otherwise transfer unvested units or stock and, in the event employment is terminated prior to the end of the vesting period, any unvested units or stock are surrendered to us. We have no obligation to purchase these restricted stock units or restricted stock that are surrendered to us.
As of December 31, 2014 and 2013 there was no restricted stock outstanding as all outstanding shares had either been forfeited or vested. As of December 31, 2012 there were 174,000 shares of restricted stock outstanding. Compensation cost related to restricted stock was $0.5 million ($0.3 million net of effective tax rate) and $3.8 million ($2.8 million net of effective tax rate) for the years ended December 31, 2013 and 2012, respectively. The grant date fair value of restricted stock vested during the years ended December 31, 2013 and 2012 was $5.1 million and $12.2 million, respectively.
A summary of the changes in our RSUs during the years ended December 31, 2014, 2013 and 2012 is as follows (shares in thousands):

Years Ended December 31,	2014		2013		2012
	RSUs	Weighted-Average Grant-Date Fair Value per RSU	RSUs	Weighted-Average Grant-Date Fair Value per RSU	RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding, beginning balance	769	$29.49	665	$27.74	346	$25.64
Granted	212	37.94	506	31.12	533	28.99
Vested	(365)	30.15	(337)	28.52	(175)	26.87
Forfeited	(51)	31.97	(65)	29.97	(39)	27.95
Outstanding, ending balance	565	$31.38	769	$29.49	665	$27.74
Compensation cost related to RSUs was $11.2 million ($7.2 million net of effective tax rate), $13.0 million ($9.1 million net of effective tax rate), and $7.6 million ($5.6 million net of effective tax rate) for the years ended December 31, 2014, 2013 and 2012, respectively. The grant date fair value of RSUs vested during the years ended December 31, 2014, 2013 and 2012 was $11.7 million, $9.6 million and $4.7 million, respectively. As of December 31, 2014, there was $9.1 million of unrecognized compensation cost related to RSUs which will be recognized over a remaining weighted-average period of approximately 1.0 year.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

401(k) Plan: As of December 31, 2014, the 401(k) Plan owned 2,163,995 shares of our common stock. Dividends on shares held by the 401(k) Plan are charged to retained earnings and all shares held by the 401(k) Plan are treated as outstanding in computing our earnings per share.
Employee Stock Purchase Plan: Our Employee Stock Purchase Plan (“ESPP”) allows qualifying employees to purchase shares of our common stock through payroll deductions of up to 15% of their compensation, subject to Internal Revenue Code limitations, at a price of 95% of the fair market value as of the end of each of the six-month offering periods, which commence on May 15 and November 15 of each year. During the years ended December 31, 2014, 2013 and 2012, proceeds from the ESPP were $0.7 million, $0.7 million and $0.5 million for 21,433, 23,557 and 21,446 shares, respectively.
Share Purchase Program: In 2007, our Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion. At December 31, 2014, $64.1 million remained available under this authorization. We did not purchase shares under the share purchase program in any of the periods presented. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors. Purchases under the share purchase program may be commenced, suspended or discontinued at any time and from time to time without prior notice.

15. Weighted Average Shares Outstanding
A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income (loss) per share in the accompanying consolidated statements of operations is as follows (in thousands):

Years Ended December 31,	2014	2013	2012
Weighted average shares outstanding:
Weighted average common stock outstanding	39,096	38,803	38,689
Less: weighted average unvested restricted stock outstanding	—	—	242
Total basic weighted average shares outstanding	39,096	38,803	38,447
Diluted weighted average shares outstanding:
Weighted average common stock outstanding, basic	39,096	38,803	38,447
Effect of dilutive securities:
Common stock options and restricted stock units[1]	699	—	629
Total weighted average shares outstanding assuming dilution	39,795	38,803	39,076
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

Years Ended December 31,	2014	2013	2012
Basic
Numerator:
Net income (loss) attributable to Granite	$25,346	$(36,423)	$45,283
Less: net income allocated to participating securities	—	—	283
Net income (loss) allocated to common shareholders for basic calculation	$25,346	$(36,423)	$45,000
Denominator:
Weighted average common shares outstanding, basic	39,096	38,803	38,447
Net income (loss) per share, basic	$0.65	$(0.94)	$1.17

Diluted
Numerator:
Net income (loss) attributable to Granite	$25,346	$(36,423)	$45,283
Less: net income allocated to participating securities	—	—	279
Net income (loss) allocated to common shareholders for diluted calculation	$25,346	$(36,423)	$45,004

Denominator:
Weighted average common shares outstanding, diluted	39,795	38,803	39,076
Net income (loss) per share, diluted	$0.64	$(0.94)	$1.15

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17. Income Taxes
Following is a summary of the provision for (benefit from) income taxes (in thousands):

Years Ended December 31,	2014	2013	2012
Federal:
Current	$2,529	$(1,298)	$10,410
Deferred	11,142	(18,606)	9,518
Total federal	13,671	(19,904)	19,928
State:
Current	1,897	1,592	4,689
Deferred	4,153	(951)	(3,508)
Total state	6,050	641	1,181
Total provision for (benefit from) income taxes	$19,721	$(19,263)	$21,109
Following is a reconciliation of our provision for (benefit from) income taxes based on the Federal statutory tax rate to our effective tax rate (dollars in thousands):

Years Ended December 31,	2014		2013		2012
Federal statutory tax	$19,459	35.0%	$(22,411)	35.0%	$28,360	35.0%
State taxes, net of federal tax benefit	5,420	9.7	101	(0.2)	5,299	6.5
Valuation allowance release	—	—	—	—	(5,803)	(7.2)
Percentage depletion deduction	(1,217)	(2.2)	(787)	1.2	(1,422)	(1.8)
Domestic production deduction	(2)	—	(27)	0.1	(1,367)	(1.7)
Non-controlling interests	(3,686)	(6.6)	2,920	(4.6)	(5,124)	(6.3)
Nondeductible expenses	275	0.5	2,384	(3.7)	1,918	2.4
Other	(528)	(0.9)	(1,443)	2.3	(752)	(0.8)
Total	$19,721	35.5%	$(19,263)	30.1%	$21,109	26.1%
Included in the 2014 State taxes, net of federal benefit above, is the effect of state tax laws which were enacted in 2014 resulting in the revaluation of a deferred tax asset.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Following is a summary of the deferred tax assets and liabilities (in thousands):

December 31,	2014	2013
Deferred tax assets:
Receivables	$306	$2,870
Inventory	3,579	4,637
Insurance	11,534	10,813
Deferred compensation	12,479	13,372
Other accrued liabilities	4,801	6,739
Contract income recognition	5,592	11,503
Impairments on real estate investments	11,329	14,313
Accrued compensation	7,524	7,206
Other	2,107	420
Net operating loss carryforward	8,665	4,439
Valuation allowance	(1,185)	(3,731)
Total deferred tax assets	66,731	72,581
Deferred tax liabilities:
Property and equipment	33,946	24,500
Total deferred tax liabilities	33,946	24,500
Net deferred tax assets	$32,785	$48,081

The above amounts are reflected on the accompanying consolidated balance sheets as follows (in thousands):

December 31,	2014	2013
Current deferred tax assets, net	$53,231	$55,874
Long-term deferred tax liabilities, net	20,446	7,793
Net deferred tax assets	$32,785	$48,081
The deferred tax asset for other accrued liabilities relates to various items including accrued compensation, accrued rent and accrued reclamation costs, which are realizable in future periods. Our deferred tax asset for net operating loss carryforward relates to state and local net operating loss carryforwards which expire beginning in 2026 and federal net operating loss carryforwards which expire in 2034. We have provided a valuation allowance on the net deferred tax assets for certain state and local jurisdictions because we do not believe their realizability is more likely than not.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a summary of the change in valuation allowance (in thousands):

December 31,	2014	2013	2012
Beginning balance	$3,731	$5,242	$10,668
Deductions, net	(2,546)	(1,511)	(5,426)
Ending balance	$1,185	$3,731	$5,242
The deductions to the valuation allowance are related to deferred tax asset utilization and the revaluation of our net deferred tax assets related to various state and local jurisdictions during the year ended December 31, 2014. Additions to the valuation allowance are insignificant for the year ended December 31, 2014.
Uncertain tax positions: We file income tax returns in the U.S. and various state and local jurisdictions. We are currently under examination by various state taxing authorities for various tax years. We do not anticipate that any of these audits will result in a material change in our financial position. We are no longer subject to U.S. federal examinations by tax authorities for years before 2011. With few exceptions, as of December 31, 2014, we are no longer subject to state examinations by taxing authorities for years before 2009.
We had approximately $0.9 million and $2.2 million of total gross unrecognized tax benefits as of December 31, 2014 and 2013, respectively. There were approximately $0.5 million and $1.3 million of unrecognized tax benefits that would affect the effective tax rate in any future period at December 31, 2014 and 2013, respectively. We believe that it is reasonably possible that approximately $0.2 million of our currently remaining unrecognized tax benefits, each of which are individually insignificant, may be recognized by the end of 2015 as a result of a lapse of the statute of limitations.
The following is a tabular reconciliation of unrecognized tax benefits (in thousands), the balance of which is included in other long-term liabilities on the consolidated balance sheets:

December 31,	2014	2013	2012
Beginning balance	$2,231	$2,315	$2,339
Gross increases – current period tax positions	—	363	1,017
Gross decreases – current period tax positions	(282)	(638)	(800)
Gross increases – prior period tax positions	—	508	4
Gross decreases – prior period tax positions	(2)	(2)	(245)
Settlements with taxing authorities/lapse of statute of limitations	(1,060)	(315)	—
Ending balance	$887	$2,231	$2,315
We record interest on uncertain tax positions as interest expense in our consolidated statements of operations. During the years ended December 31, 2014, 2013 and 2012, we recognized approximately $0.9 million of interest income, $0.1 million of interest expense and $0.1 million of interest expense, respectively. Approximately $0.2 million and $1.0 million of accrued interest were included in our uncertain tax position liability on the consolidated balance sheets at December 31, 2014 and 2013, respectively.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18. Commitments, Contingencies and Guarantees
Leases: Minimum rental commitments and minimum royalty requirements under all noncancellable operating leases, primarily quarry property, in effect at December 31, 2014 were (in thousands):

Years Ending December 31,
2015	$8,439
2016	6,888
2017	5,239
2018	3,752
2019	4,962
Later years (through 2099)	7,353
Total	$36,633
Operating lease rental expense was $10.6 million, $11.4 million and $9.8 million in 2014, 2013 and 2012, respectively.
Performance Guarantees
We participate in various joint ventures and line item joint ventures under which each partner is responsible for performing certain discrete items of the total scope of contracted work. See Note 1, Note 6 and Note 8 for further details.
Surety Bonds
We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At December 31, 2014, $2.3 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

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
Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded on the consolidated balance sheets. The aggregate liabilities recorded as of December 31, 2014 and 2013 related to these matters were approximately $9.7 million and $16.3 million, respectively, and were primarily included in accrued expenses and other current liabilities. The aggregate range of possible loss related to matters considered reasonably possible was zero to approximately $4.0 million as of December 31, 2014. Our view as to such matters could change in future periods.
Investigation Related to Grand Avenue Project Disadvantaged Business Enterprise (“DBE”) Issues: On March 6, 2009, the U.S. Department of Transportation, Office of Inspector General served upon our wholly-owned subsidiary, Granite Construction Northeast, Inc. (“Granite Northeast”), a United States District Court, Eastern District of New York Grand Jury subpoena to produce documents. The subpoena sought all documents pertaining to the use of a DBE firm (the “Subcontractor”), and the Subcontractor’s use of a non-DBE subcontractor/consultant, on the Grand Avenue Bus Depot and Central Maintenance Facility for the Borough of Queens Project (the “Grand Avenue Project”), a Granite Northeast project, that began in 2004 and was substantially complete in 2008. The subpoena also sought any documents regarding the use of the Subcontractor as a DBE on any other projects and any other documents related to the Subcontractor or to the subcontractor/consultant. Granite Northeast produced the requested documents, together with other requested information. Subsequently, Granite Northeast was informed by the Department of Justice (“DOJ”) that it is a subject of an investigation, along with others, and that the DOJ believes that Granite Northeast’s claim of DBE credit for the Subcontractor was improper. In addition to the documents produced in response to the Grand Jury subpoena, Granite Northeast has provided requested information to the DOJ, along with other federal and state agencies (collectively the “Agencies”), concerning other DBE entities for which Granite Northeast has historically claimed DBE credit. The Agencies have informed Granite Northeast that they believe that the claimed DBE credit taken for some of those other DBE entities was improper. Granite Northeast has met several times since January 2013 with the DOJ and the Agencies’ representatives to discuss the government’s criminal investigation of the Grand Avenue Project participants, including Granite Northeast, and to discuss their respective positions on, and potential resolution of, the issues raised in the investigation. In connection with this investigation, Granite Northeast is subject to potential civil, criminal, and/or administrative penalties or sanctions, as well as additional future DBE compliance activities and the costs associated therewith. Granite believes that the incurrence of some form of penalty or sanction is probable, and has therefore recorded what it believes to be the most likely amount of liability it may incur on the consolidated balance sheet as of December 31, 2014. Granite believes that it is reasonably possible that it may incur liability in relation to this matter that is in excess of such accrual. The resolution of the matters under investigation will likely be in the form of either a non-prosecution agreement or deferred prosecution agreement and could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations and/or liquidity.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

20. Business Segment Information
Prior to 2014, our business was organized into four reportable business segments. These business segments were: Construction, Large Project Construction, Construction Materials and Real Estate. In the fourth quarter of 2014, we determined that the Real Estate segment no longer met the requirements of a reportable business segment under ASC 280 and have eliminated it as a segment for all periods presented.
The Construction segment performs various construction projects with a large portion of the work focused on new construction and improvement of streets, roads, highways, bridges, site work, underground, power-related facilities, utilities and other infrastructure projects. These projects are typically bid-build projects completed within two years with a contract value of less than $75 million.
The Large Project Construction segment focuses on large, complex infrastructure projects which typically have a longer duration than our Construction segment work. These projects include major highways, mass transit facilities, bridges, tunnels, waterway locks and dams, pipelines, canals, power-related facilities, utilities and airport infrastructure. This segment primarily includes bid-build, design-build, construction management/general contractor contracts, together with various contract methods relating to Public Private Partnerships, generally with contract values in excess of $75 million.
The Construction Materials segment mines and processes aggregates and operates plants that produce construction materials for internal use and for sale to third parties. In addition, the Construction Materials segment includes real estate investment activity that was not material for any of the periods presented. See the real estate investment balances as of each of the years presented in Note 1.
The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). We evaluate segment performance based on gross profit or loss, and do not include selling, general and administrative expenses or non-operating income or expense. Segment assets include property and equipment, intangibles, goodwill, inventory and equity in construction joint ventures.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summarized segment information is as follows (in thousands):

Years Ended December 31,	Construction	Large Project Construction	Construction Materials	Total
2014
Total revenue from reportable segments	$1,186,445	$825,044	$385,392	$2,396,881
Elimination of intersegment revenue	—	—	(121,611)	(121,611)
Revenue from external customers	1,186,445	825,044	263,781	2,275,270
Gross profit	118,834	112,601	18,871	250,306
Depreciation, depletion and amortization	19,141	16,197	21,976	57,314
Segment assets	149,018	248,464	307,229	704,711
2013
Total revenue from reportable segments	$1,251,197	$777,811	$372,282	$2,401,290
Elimination of intersegment revenue	—	—	(134,389)	(134,389)
Revenue from external customers	1,251,197	777,811	237,893	2,266,901
Gross profit	106,374	71,808	7,081	185,263
Depreciation, depletion and amortization	26,228	11,679	22,945	60,852
Segment assets	148,459	222,584	326,056	697,099
2012
Total revenue from reportable segments	$984,106	$863,217	$415,105	$2,262,428
Elimination of intersegment revenue	—	—	(179,391)	(179,391)
Revenue from external customers	984,106	863,217	235,714	2,083,037
Gross profit	77,963	148,418	8,378	234,759
Depreciation, depletion and amortization	13,225	4,527	28,490	46,242
Segment assets	163,287	173,142	398,092	734,521
A reconciliation of segment gross profit to consolidated income (loss) before provision for (benefit from) income taxes is as follows (in thousands):

Years Ended December 31,	2014	2013	2012
Total gross profit from reportable segments	$250,306	$185,263	$234,759
Selling, general and administrative expenses	203,821	199,946	185,099
Restructuring and impairment (gains) charges, net	(2,643)	52,139	(3,728)
Gain on sales of property and equipment	(15,972)	(12,130)	(27,447)
Other expense (income), net	9,503	9,337	(194)
Income (loss) before provision for (benefit from) income taxes	$55,597	$(64,029)	$81,029
A reconciliation of segment assets to consolidated total assets is as follows (in thousands):

December 31,	2014	2013	2012
Total assets for reportable segments	$704,711	$697,099	$734,521
Assets not allocated to segments:
Cash and cash equivalents	255,961	229,121	321,990
Short-term and long-term marketable securities	102,067	117,202	111,430
Receivables, net	310,934	313,598	325,529
Deferred income taxes	53,231	55,874	36,687
Other current assets	60,615	65,674	67,726
Property and equipment, net	45,188	54,330	50,857
Other noncurrent assets	87,787	84,257	80,747
Consolidated total assets	$1,620,494	$1,617,155	$1,729,487

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

21. Acquisition
On December 28, 2012, we signed a definitive agreement to acquire 100% of the outstanding shares of Kenny, a national contractor and construction manager based in Northbrook, Illinois for $141.1 million. The acquisition was effective December 31, 2012 and was funded through cash on hand and $70.0 million of proceeds from borrowings under Granite’s existing revolving credit facility - see Note 12 for further discussion of the borrowings. In accordance with the terms of the agreement, we paid post-closing adjustments of $8.4 million during 2013. These post-closing adjustments are reflected in the purchase price above. The purchase price included $13.0 million held in escrow for indemnification liabilities (as defined by the definitive agreement) that was released by the end of the quarter ended September 30, 2014.

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible assets
Acquired intangible assets included backlog, customer relationships and trade name. We amortize the fair value of backlog intangible assets based on the associated project’s percent complete, and use the straight-line method over the assets’ estimated useful lives for other intangible assets. The estimated useful lives for backlog and customer relationships range from 1 to 8 years and represent existing contracts and the underlying customer relationships. The estimated useful life of the trade names is 10 years. The identifiable intangible assets are deductible for income tax purposes. We recorded amortization expense associated with the acquired intangible assets as follows (in thousands):

Year Ended December 31,	2014	2013
Cost of revenue - Construction	$—	$6,400
Cost of revenue - Large Project Construction	428	435
Selling, general and administrative expenses	725	725
Total	$1,153	$7,560

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
Pro Forma Financial Information (unaudited)
The financial information in the table below summarizes the combined results of operations of Granite and Kenny, on a pro forma basis, as though the companies had been combined as of the beginning of 2012 (in thousands, except per share amounts). The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2012.

Years Ended December 31,	2012
Revenue	$2,388,790
Net income including non-controlling interests	82,914
Net income attributable to Granite	58,225
Basic net income per share	1.50
Diluted net income per share	1.48

These amounts have been calculated after applying Granite’s accounting policies and adjusting the results of Kenny to reflect the additional depreciation and amortization that would have been recorded assuming the fair value adjustments to property and equipment and intangible assets had been applied starting on January 1, 2011. The income tax expense related to Kenny for the year ended December 31, 2012 was minimal due to its status as an S Corporation for income tax purposes.  For purposes of this pro forma financial information, the statutory tax rate of 39% was adjusted for estimated permanent items to arrive at 36%.

In 2013, Granite incurred $3.1 million of integration-related costs and in 2012 incurred $4.4 million of acquisition-related costs. These expenses are included in selling, general and administrative expenses in the consolidated statement of operations for the years ended December 31, 2013 and 2012.

Quarterly Financial Data
The following table sets forth selected unaudited quarterly financial information for the years ended December 31, 2014 and 2013. This information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contains all adjustments necessary for a fair statement thereof. Net income (loss) per share calculations are based on the weighted average common shares outstanding for each period presented. Accordingly, the sum of the quarterly net income (loss) per share amounts may not equal the per share amount reported for the year.

QUARTERLY FINANCIAL DATA
(unaudited - dollars in thousands, except per share data)
2014 Quarters Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$589,789	$719,764	$585,870	$379,847
Gross profit	79,791	66,692	82,415	21,408
As a percent of revenue	13.5%	9.3%	14.1%	5.6%
Net income (loss)	$20,825	$14,105	$22,207	$(21,261)
As a percent of revenue	3.5%	2.0%	3.8%	(5.6)%
Net income (loss) attributable to Granite	$16,976	$15,282	$13,641	$(20,553)
As a percent of revenue	2.9%	2.1%	2.3%	(5.4)%
Net income (loss) per share attributable to common shareholders:
Basic	$0.43	$0.39	$0.35	$(0.53)
Diluted	$0.43	$0.38	$0.34	$(0.53)

2013 Quarters Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$598,099	$739,752	$550,348	$378,704
Gross profit	49,751	55,860	49,596	30,058
As a percent of revenue	8.3%	7.6%	9.0%	7.9%
Net income (loss)	$(33,255)	$6,532	$1,782	$(19,826)
As a percent of revenue	(5.6)%	0.9%	0.3%	(5.2)%
Net income (loss) attributable to Granite	$(28,898)	$13,037	$1,419	$(21,982)
As a percent of revenue	(4.8)%	1.8%	0.3%	(5.8)%
Net income (loss) per share attributable to common shareholders:
Basic	$(0.74)	$0.34	$0.04	$(0.57)
Diluted	$(0.74)	$0.33	$0.04	$(0.57)
Included in our net loss for the quarter ended December 31, 2013 and in connection with out EIP were restructuring charges of $49.0 million related to the non-cash impairment of certain real estate development projects and certain non-performing quarry assets within the Construction Materials segment. These restructuring charges included lease termination charges of $3.2 million. In the fourth quarter of 2014, we were released from the lease obligation and recorded a $1.3 million restructuring gain. Also included in the 2013 fourth quarter was a $3.2 million non-cash impairment charge related to our process of continually optimizing our assets separate from the EIP. In the fourth quarter of 2014, this asset was sold resulting in a $1.3 million impairment gain.

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

By: /s/ Laurel J. Krzeminski
Laurel J. Krzeminski
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2015, by the following persons on behalf of the Registrant in the capacities indicated.

/s/ James H. Roberts
James H. Roberts, President and Chief Executive Officer

/s/ William H. Powell
William H. Powell, Chairman of the Board and Director

/s/ Claes G. Bjork
Claes G. Bjork, Director

/s/ James W. Bradford
James W. Bradford, Director

/s/ Gary M. Cusumano
Gary M. Cusumano, Director

/s/ William G. Dorey
William G. Dorey, Director

/s/ David H. Kelsey
David H. Kelsey, Director

/s/ Rebecca A. McDonald
Rebecca A. McDonald, Director

/s/ Gaddi Vasquez
Gaddi Vasquez, Director

SCHEDULE II
GRANITE CONSTRUCTION INCORPORATED
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Charged to Expenses or Other Accounts, Net	Deductions and Adjustments[1]	Balance at End of Year
YEAR ENDED DECEMBER 31, 2014
Allowance for doubtful accounts	2,513	97	(2,319)	291
YEAR ENDED DECEMBER 31, 2013
Allowance for doubtful accounts	2,749	944	(1,180)	2,513
YEAR ENDED DECEMBER 31, 2012
Allowance for doubtful accounts	2,880	135	(266)	2,749
1 Deductions and adjustments for the allowances primarily relate to accounts written off.

S-1

 INDEX TO 10-K EXHIBITS

Exhibit No.		Exhibit Description
2.1	*	Stock Purchase Agreement, dated December 28, 2012, by and between Granite Construction Incorporated and Kenny Industries, Inc. [Exhibit 2.1 to the Company’s Form 8-K filed on January 4, 2013]
3.1	*	Certificate of Incorporation of Granite Construction Incorporated, as amended [Exhibit 3.1.b to the Company’s Form 10-Q for quarter ended June 30, 2006]
3.2	*	Amended Bylaws of Granite Construction Incorporated [Exhibit 3.1 to the Company’s Form 8-K filed on November 15, 2011]
10.1	* **	Key Management Deferred Compensation Plan II, as amended and restated [Exhibit 10.1 to the Company’s Form 10-Q for quarter ended March 31, 2010]
10.2	* **	Granite Construction Incorporated Amended and Restated 1999 Equity Incentive Plan as Amended and Restated [Exhibit 10.1 to the Company’s Form 10-Q for quarter ended June 30, 2009]
10.2.a	* **	Amendment No. 1 to the Granite Construction Incorporated Amended and Restated 1999 Equity Incentive Plan [Exhibit 10.2.a to the Company’s Form 10-K for year ended December 31, 2009]
10.3	*
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

10.15	* **	Form of Amended and Restated Director and Officer Indemnification Agreement [Exhibit 10.10 to the Company’s Form 10-K for year ended December 31, 2002]
10.16	* **	Executive Retention and Severance Plan II effective as of March 9, 2011 [Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2011]
10.17	* **	Form of Restricted Stock Agreement effective March 2010 [Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2010]
10.18	* **	Form of Non-employee Director Stock Option Agreement as amended and effective April 7, 2006 [Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2010]
10.19	* **	Form of Restricted Stock Units Agreement effective January 1, 2010 [Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2010]
10.20	* **	Form of Non-employee Director Restricted Stock Units Agreement effective January 1, 2010 [Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2010]
10.21	* **	Granite Construction Incorporated Annual Incentive Plan effective January 1, 2010, as amended [Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2011]
10.22	* **	Amendment No. 2 to the Granite Construction Incorporated Annual Incentive Plan effective January 1, 2012 [Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2011]
10.23	* **	Granite Construction Incorporated Long Term Incentive Plan effective January 1, 2010, as amended [Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2011]
10.24	* **	Amendment No. 2 to the Granite Construction Incorporated Long Term Incentive Plan effective January 1, 2012 [Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2011]
10.25	* **	Granite Construction Incorporated 2012 Equity Incentive Plan [Exhibit 10.1 to the Company’s Form 8-K filed on May 25, 2012]
10.26	* **	Form of Non-Employee Director Restricted Stock Unit Agreement effective May 22, 2012 [Exhibit 10.2 to the Company’s Form 8-K filed on May 25, 2012]
10.27	* **	Granite Construction Incorporated NEO LTIP Awards Form of Restricted Stock Unit Agreement (Vesting on Date of Grant) [Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 2012]
10.28	* **	Granite Construction Incorporated NEO LTIP Awards Form of Restricted Stock Unit Agreement (3 Year Vesting Schedule) [Exhibit 10.31 to the Company's Form 10-K for the year ended December 31, 2012]
10.31	*	Amendment No. 2 and Waiver to Amended and Restated Credit Agreement, dated as of March 3, 2014 [Exhibit 10.31 to the Company's Form 10-K for the year ended December 31, 2013]
10.32	*	Second Amendment to Note Purchase Agreement, dated as of March 3, 2014 [Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 2013]
21	†	List of Subsidiaries of Granite Construction Incorporated
23.1	†	Consent of PricewaterhouseCoopers LLP
31.1	†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.		Exhibit Description
32	††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	†	Mine Safety Disclosure
101.INS	†	XBRL Instance Document
101.SCH	†	XBRL Taxonomy Extension Schema
101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	†	XBRL Taxonomy Extension Definition Linkbase
101.LAB	†	XBRL Taxonomy Extension Label Linkbase
101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase

*    Incorporated by reference
**  Compensatory plan or management contract
†    Filed herewith
††  Furnished herewith