Form 10-Q
period 2015-03-31
GRANITE CONSTRUCTION INC
filed 2015-05-05
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2015.

Class	Outstanding
Common Stock, $0.01 par value	39,346,462

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)
	March 31, 2015	December 31, 2014	March 31, 2014
ASSETS
Current assets
Cash and cash equivalents ($52,884, $61,276 and $27,612 related to consolidated construction joint ventures (“CCJVs”))	$239,403	$255,961	$205,780
Short-term marketable securities	19,282	25,504	41,143
Receivables, net ($39,711, $36,781 and $39,014 related to CCJVs)	271,328	310,934	245,281
Costs and estimated earnings in excess of billings	56,907	36,411	53,311
Inventories	64,636	68,920	77,407
Real estate held for development and sale	11,609	11,609	11,742
Deferred income taxes	53,231	53,231	55,874
Equity in construction joint ventures	197,570	184,575	168,045
Other current assets	26,613	23,033	40,142
Total current assets	940,579	970,178	898,725
Property and equipment, net ($9,729, $11,969 and $19,801 related to CCJVs)	399,910	409,653	432,398
Long-term marketable securities	80,522	76,563	65,969
Investments in affiliates	32,031	32,361	33,336
Goodwill	53,799	53,799	53,799
Other noncurrent assets	76,687	77,940	76,944
Total assets	$1,583,528	$1,620,494	$1,561,171

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$22	$21	$21
Current maturities of non-recourse debt	6,435	1,226	1,226
Accounts payable ($14,960, $18,009 and $22,136 related to CCJVs)	121,013	151,935	141,241
Billings in excess of costs and estimated earnings ($29,963, $32,830 and $43,087 related to CCJVs)	95,328	108,992	125,618
Accrued expenses and other current liabilities	225,255	200,652	193,307
Total current liabilities	448,053	462,826	461,413
Long-term debt	270,105	270,105	270,127
Long-term non-recourse debt	—	5,516	6,435
Other long-term liabilities	42,058	44,495	48,662
Deferred income taxes	20,615	20,446	9,803
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding 39,342,647 shares as of March 31, 2015, 39,186,386 shares as of December 31, 2014 and 39,098,549 shares as of March 31, 2014	393	392	391
Additional paid-in capital	133,962	134,177	126,937
Retained earnings	645,931	659,816	629,443
Total Granite Construction Incorporated shareholders’ equity	780,286	794,385	756,771
Non-controlling interests	22,411	22,721	7,960
Total equity	802,697	817,106	764,731
Total liabilities and equity	$1,583,528	$1,620,494	$1,561,171
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)
Three Months Ended March 31,	2015	2014
Revenue
Construction	$188,520	$157,040
Large Project Construction	190,305	187,336
Construction Materials	41,424	35,471
Total revenue	420,249	379,847
Cost of revenue
Construction	166,845	147,896
Large Project Construction	172,534	171,543
Construction Materials	40,761	39,000
Total cost of revenue	380,140	358,439
Gross profit	40,109	21,408
Selling, general and administrative expenses	52,203	49,247
Gain on sales of property and equipment	(811)	(894)
Operating loss	(11,283)	(26,945)
Other (income) expense
Interest income	(442)	(479)
Interest expense	3,496	3,599
Equity in loss (income) of affiliates	63	(791)
Other (income) expense, net	(1,284)	51
Total other expense	1,833	2,380
Loss before benefit from income taxes	(13,116)	(29,325)
Benefit from income taxes	(4,506)	(8,064)
Net loss	(8,610)	(21,261)
Amount attributable to non-controlling interests	50	708
Net loss attributable to Granite Construction Incorporated	$(8,560)	$(20,553)

Net loss per share attributable to common shareholders (see Note 12)
Basic	$(0.22)	$(0.53)
Diluted	$(0.22)	$(0.53)
Weighted average shares of common stock
Basic	39,215	38,951
Diluted	39,215	38,951
Dividends per common share	$0.13	$0.13
 The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)
Three Months Ended March 31,	2015	2014
Operating activities
Net loss	$(8,610)	$(21,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	15,627	15,832
Gain on sales of property and equipment	(811)	(894)
Change in deferred income taxes	(14)	1,613
Stock-based compensation	3,163	4,095
Equity in net income from unconsolidated joint ventures	(11,271)	(2,562)
Changes in assets and liabilities:
Receivables	36,662	68,383
Costs and estimated earnings in excess of billings, net	(29,366)	(43,318)
Inventories	4,284	(14,933)
Contributions to unconsolidated construction joint ventures	(20,000)	—
Distributions from unconsolidated construction joint ventures	21,170	6,880
Other assets, net	(3,305)	(10,167)
Accounts payable	(28,609)	(19,629)
Accrued expenses and other current liabilities, net	14,162	(3,816)
Net cash used in operating activities	(6,918)	(19,777)
Investing activities
Purchases of marketable securities	(9,988)	(10,000)
Maturities of marketable securities	10,000	5,000
Proceeds from called marketable securities	5,000	15,000
Purchases of property and equipment	(7,607)	(10,375)
Proceeds from sales of property and equipment	1,089	1,360
Other investing activities, net	383	39
Net cash (used in) provided by investing activities	(1,123)	1,024
Financing activities
Cash dividends paid	(5,094)	(5,083)
Purchases of common stock	(3,191)	(4,278)
(Distributions to) contributions from non-controlling partners	(270)	4,278
Other financing activities	38	495
Net cash used in financing activities	(8,517)	(4,588)
Decrease in cash and cash equivalents	(16,558)	(23,341)
Cash and cash equivalents at beginning of period	255,961	229,121
Cash and cash equivalents at end of period	$239,403	$205,780

Supplementary Information
Cash paid during the period for:
Interest	$612	$624
Income taxes	202	1,551
Other non-cash activities:
Performance guarantees	$4,736	$(438)
Non-cash investing and financing activities:
Restricted stock units issued, net of forfeitures	$5,281	$6,273
Accrued cash dividends	5,115	5,083
Accrued equipment purchases	2,313	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” “Company” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at March 31, 2015 and 2014 and the results of our operations and cash flows for the periods presented. The December 31, 2014 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.
Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.
We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements, except as follows:
Change in Accounting Policy for Affirmative Claims
Unresolved contract modifications and claims to recover additional costs to which the Company believes it is entitled under the terms of the projects’ contracts are pending or have been submitted on certain projects. The projects’ owners or their authorized representatives and/or other third parties may be in partial or full agreement with the request or proposed modification, or may have rejected or disagree entirely as to such entitlement.
Effective January 1, 2015, we changed our accounting policy for recognizing revenue associated with affirmative claims with customers. Revenue is now recognized to the extent of costs incurred when it is probable that a claim settlement with a customer will result in additional revenue and the amount can be reasonably estimated. Prior to this change in accounting policy, we recognized revenue from affirmative claims with customers when the claims were settled, generally when a legally binding agreement was signed. We believe this change in accounting policy is preferable as it more accurately reflects the timing and amount of revenue earned on our projects, as well as providing better comparability to our industry peers.
Recognizing claim recoveries requires significant judgments and estimates. During the first quarter of 2015, we implemented new and refined internal controls and processes to enable the reasonable estimation of claims.
Given that these internal controls and processes were not fully implemented until the first quarter of 2015, and we do not believe that it is possible to objectively distinguish information about claims estimates in prior periods from information that subsequently became available, it is impractical to independently and objectively substantiate judgments and estimates that would have been made with respect to claims in prior periods. Therefore, it is not possible to reasonably determine the estimated amounts of and prior reporting periods in which past claims would have met the criteria for recognition under our new accounting policy. Accordingly, we have adopted this accounting policy change prospectively beginning on January 1, 2015.
The effect of adopting the new accounting policy for customer claims was an increase in revenue and gross profit of $9.7 million for the three months ended March 31, 2015 and there were no customer claims settled during the three months ended March 31, 2014.
Gross profit associated with claims against non-customers, such as vendors, designers or subcontractors, continues to be recognized when settled. During the three months ended March 31, 2015, there were no claim settlements with non-customers. During the three months ended March 31, 2014, gross profit from claim settlements with non-customers was $7.9 million.
The potential increase or decrease to gross profit from recoveries for contract modifications and claims may be material in future periods when claims, or a portion of such claims, against customers become probable and estimable, estimates are revised or when claims against other third parties are settled. In addition, the Company may incur additional costs when pursuing such potential recoveries.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods or services. The ASU will be effective commencing with our quarter ending March 31, 2017. We are currently assessing the potential impact of this ASU on our consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides guidance for consolidation of certain legal entities. The guidance changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The ASU will be effective commencing with our quarter ending March 31, 2016. We do not expect the adoption of this ASU will have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU will be effective commencing with our quarter ending March 31, 2016. We do not expect that the adoption of this ASU will have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance on accounting for fees paid by a customer in a cloud computing arrangement. A cloud computing arrangement that contains a software license will be accounted for consistently with the acquisition of other software licenses. If no software license is present in the contract, the entity should account for the arrangement as a service contract. The ASU will be effective commencing with our quarter ending March 31, 2016. We do not expect that the adoption of this ASU will have a material impact on our consolidated financial statements.

3.	Revisions in Estimates
Our profit recognition related to construction contracts is based on estimates of costs to complete each project. These estimates can vary significantly in the normal course of business as projects progress, circumstances develop and evolve, and uncertainties are resolved. We recognize revenue associated with unapproved change orders and, effective in the first quarter of 2015, affirmative claims to the extent the related costs have been incurred, the amount can be reliably estimated and recovery is probable. Prior to 2015, we recognized revenue on affirmative claims when we had a signed agreement. See Note 1 for further discussion.
We recognize revisions to estimated total costs as soon as the obligation to perform is determined. When we experience significant changes in our estimates of costs to complete, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as a revision in estimates for the current period. In our review of these changes for the three months ended March 31, 2015 and 2014, we did not identify any amounts that should have been recorded in a prior period. We use the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. Under this method, revisions in estimates are accounted for in their entirety in the period of change. There can be no assurance that we will not experience future changes in circumstances or otherwise be required to revise our profitability estimates.
Revenue in an amount equal to cost incurred is recognized if there is not sufficient information to determine the estimated profit on the project with a reasonable level of certainty. The gross profit impact from projects that reached initial profit recognition is not included in the tables below. During the three months ended March 31, 2015 and 2014, the gross profit impact from projects that reached initial profit recognition was $7.6 million and $4.0 million, respectively.
Construction
There were three and two revisions in estimates that individually had an impact of $1.0 million or more on gross profit for the three months ended March 31, 2015 and 2014, respectively. The impact to gross profit during the three months ended March 31, 2015 was a $4.8 million increase, ranging from $1.0 million to $2.2 million, due to estimated cost recovery from claims. The impact to gross profit during the three months ended March 31, 2014 was a $3.5 million decrease, ranging from $1.3 million to $2.2 million, due to additional costs and lower productivity than originally anticipated.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Large Project Construction
The net changes in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit were a net decrease of $0.8 million and a net increase of $8.2 million for the three months ended March 31, 2015 and 2014, respectively. Amounts attributable to non-controlling interests were $0.5 million of the net decrease and $0.7 million of the net increase for the three months ended March 31, 2015 and 2014, respectively. The projects are summarized as follows:
Increases

	Three Months Ended March 31,
(dollars in millions)	2015	2014
Number of projects with upward estimate changes	2	5
Range of increase in gross profit from each project, net	$1.1 - 1.9	$1.3 - 7.9
Increase in project profitability	$3.0	$16.1
The increase during the three months ended March 31, 2015 was due to estimated cost recovery from claims. The increases during the three months ended March 31, 2014 were due to a claim settlement with a vendor and owner-directed scope changes.
Decreases

	Three Months Ended March 31,
(dollars in millions)	2015	2014
Number of projects with downward estimate changes	3	2
Range of reduction in gross profit from each project, net	$1.1 - 1.3	$3.4 - 4.5
Decrease in project profitability	$3.8	$7.9
The decreases during the three months ended March 31, 2015 and 2014 were due to additional costs and lower productivity than originally anticipated.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Marketable Securities
All marketable securities were classified as held-to-maturity for the dates presented and the carrying amounts of held-to-maturity securities were as follows:

(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
U.S. Government and agency obligations	$9,290	$10,511	$6,157
Commercial paper	9,992	14,993	34,986
Total short-term marketable securities	19,282	25,504	41,143
U.S. Government and agency obligations	80,522	76,563	65,969
Total long-term marketable securities	80,522	76,563	65,969
Total marketable securities	$99,804	$102,067	$107,112
Scheduled maturities of held-to-maturity investments were as follows:

(in thousands)	March 31, 2015
Due within one year	$19,282
Due in one to five years	80,522
Total	$99,804

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Fair Value Measurement
Fair value accounting standards describe three levels that may be used to measure fair value:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

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
The following tables summarize significant assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
March 31, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$54,709	$—	$—	$54,709
Total assets	$54,709	$—	$—	$54,709

	Fair Value Measurement at Reporting Date Using
December 31, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$60,618	$—	$—	$60,618
Total assets	$60,618	$—	$—	$60,618

	Fair Value Measurement at Reporting Date Using
March 31, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$49,770	$—	$—	$49,770
Total assets	$49,770	$—	$—	$49,770
A reconciliation of cash equivalents to consolidated cash and cash equivalents is as follows:

(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Cash equivalents	$54,709	$60,618	$49,770
Cash	184,694	195,343	156,010
Total cash and cash equivalents	$239,403	$255,961	$205,780

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In March 2014, we entered into an interest rate swap with a notional amount of $100.0 million which matures in June 2018 to convert the interest rate of our 2019 NPA (defined in Note 11) from a fixed rate of 6.11% to a floating rate of 4.15% plus six-month LIBOR. The interest rate swap is reported at fair value using Level 2 inputs, and gains or losses are recorded in other (income) expense, net in our condensed consolidated statements of operations, and was a gain of $1.3 million during the three months ended March 31, 2015. The fair value of the interest rate swap is recorded in other current assets on the condensed consolidated balance sheets and was $1.7 million as of March 31, 2015.
In March 2014, we entered into two diesel commodity swaps covering the periods from May 2014 to October 2014 and from May 2015 to October 2015 which represented roughly 25% of our forecasted purchases for diesel during these periods.  In May 2014, we entered into two natural gas commodity swaps covering the periods from June 2014 to October 2014 and from May 2015 to October 2015 representing roughly 25% of our forecasted purchases of natural gas during these periods. The commodity swaps are reported at fair value using Level 2 inputs, and gains or losses are recorded in other (income) expense, net in our condensed consolidated statements of operations, and was a net loss of $0.2 million during the three months ended March 31, 2015. The fair values of the commodity swaps are recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheets and were $1.9 million as of March 31, 2015.
The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets are as follows:

		March 31, 2015		December 31, 2014		March 31, 2014
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities	Level 1	$99,804	$99,811	$102,067	$101,808	$107,112	$106,864
Liabilities (including current maturities):
Senior notes payable[1]	Level 3	$200,000	$222,973	$200,000	$220,226	$200,000	$226,503
Credit Agreement loan[1]	Level 3	70,000	70,391	70,000	70,153	70,000	69,368
1The fair values of the senior notes payable and Credit Agreement (defined in Note 11) loan are based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk.
The carrying values of receivables, other current assets, and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these instruments. In addition, the fair value of non-recourse debt measured using Level 3 inputs approximates its carrying value due to its relative short-term nature and competitive interest rates. During the three months ended March 31, 2015 and 2014, we did not record any fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Receivables, net
Receivables, net at March 31, 2015, December 31, 2014 and March 31, 2014 are as follows:

(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Construction contracts:
Completed and in progress	$163,671	$191,094	$142,289
Retentions	74,718	84,760	69,574
Total construction contracts	238,389	275,854	211,863
Construction Material sales	26,776	28,549	23,790
Other	6,504	6,822	12,212
Total gross receivables	271,669	311,225	247,865
Less: allowance for doubtful accounts	341	291	2,584
Total net receivables	$271,328	$310,934	$245,281
Receivables include amounts billed and billable to clients for services provided as of the end of the applicable period and do not bear interest. To the extent costs have not been billed or are billable, the contract balance is included in costs and estimated earnings in excess of billings on the condensed consolidated balance sheets. Included in other receivables at March 31, 2015, December 31, 2014 and March 31, 2014 were items such as notes receivable, fuel tax refunds and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates.
Financing receivables consisted of retentions receivable and were included in receivables, net on the condensed consolidated balance sheets as of March 31, 2015, December 31, 2014 and March 31, 2014. Certain construction contracts include retainage provisions. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the owners. No retention receivable individually exceeded 10% of total net receivables at any of the presented dates. As of March 31, 2015, the majority of the retentions receivable are expected to be collected within one year.
We segregate our retention receivables into two categories: escrow and non-escrow. The balances in each category were as follows:

(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Escrow	$22,421	$28,692	$25,603
Non-escrow	52,297	56,068	43,971
Total retention receivables	$74,718	$84,760	$69,574
The escrow receivables include amounts due to Granite which have been deposited into an escrow account and bear interest. Typically, escrow retention receivables are held until work on a project is complete and has been accepted by the owner who then releases those funds, along with accrued interest, to us. There is minimal risk of not collecting on these amounts.
As of March 31, 2015, the non-escrow retention receivables aged over 90 days decreased to $6.7 million from $8.6 million at December 31, 2014. As of both dates, our allowance for doubtful accounts contained no material provision related to non-escrow retention receivables as we determined there were no significant collectability issues.

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
Due to the joint and several nature of the performance obligations under the related owner contracts, if any of the members fail to perform, we and the other members would be responsible for performance of the outstanding work. At March 31, 2015, there was approximately $6.1 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $1.9 billion represented our share and the remaining $4.2 billion represented the other members’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from the other members and/or other guarantors.
Construction Joint Ventures
Generally, each construction joint venture is formed to complete a specific contract and is jointly controlled by the venture members. The associated agreements typically provide that our interests in any profits and assets, and our respective share in any losses and liabilities resulting from the performance of the contracts, are limited to our stated percentage interest in the venture. Under our contractual arrangements, we provide capital to these joint ventures in return for an ownership interest. In addition, members dedicate resources to the ventures necessary to complete the contracts and are reimbursed for their cost. The operational risks of each construction joint venture are passed along to the joint venture members. As we absorb our share of these risks, our investment in each venture is exposed to potential gains and losses.
We have determined that certain of these joint ventures are consolidated because they are variable interest entities (“VIEs”), and we are the primary beneficiary, or because they are not VIEs, and we hold the majority voting interest.
We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three months ended March 31, 2015, we determined no change was required for existing construction joint ventures.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Construction Joint Ventures
The carrying amounts and classification of assets and liabilities of construction joint ventures we are required to consolidate are included on the condensed consolidated balance sheets as follows:

(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Cash and cash equivalents[1]	$52,884	$61,276	$27,612
Receivables, net	39,711	36,781	39,014
Other current assets	2,510	1,746	4,624
Total current assets	95,105	99,803	71,250
Property and equipment, net	9,729	11,969	19,801
Total assets[2]	$104,834	$111,772	$91,051

Accounts payable	$14,960	$18,009	$22,136
Billings in excess of costs and estimated earnings[1]	29,963	32,830	43,087
Accrued expenses and other current liabilities	1,530	2,714	7,074
Total liabilities[2]	$46,453	$53,553	$72,297
1The volume and stage of completion of contracts from our consolidated construction joint ventures may cause fluctuations in cash and cash equivalents as well as billings in excess of costs and estimated earnings and costs in excess of billings and estimated earnings between periods.
2The assets and liabilities of each consolidated joint venture relate solely to that joint venture. The decision to distribute joint venture cash and cash equivalents and assets must generally be made jointly by a majority of the members and, accordingly, these cash and cash equivalents and assets generally are not available for the working capital needs of Granite until distributed.
At March 31, 2015, we were engaged in two active consolidated construction joint venture projects with total contract values of $32.7 million and $284.7 million. Our share of revenue remaining to be recognized on these consolidated joint ventures was $0.1 million and $38.0 million. Our proportionate share of the equity in these joint ventures was 55.0% and 65.0%. During the three months ended March 31, 2015 and 2014, total revenue from consolidated construction joint ventures was $15.0 million and $32.1 million, respectively. Total operating cash flows used in consolidated construction joint ventures were $7.9 million and $22.5 million during the three months ended March 31, 2015 and 2014, respectively.
Unconsolidated Construction Joint Ventures
We account for our share of construction joint ventures that we are not required to consolidate on a pro rata basis in the condensed consolidated statements of operations and as a single line item on the condensed consolidated balance sheets. As of March 31, 2015, these unconsolidated joint ventures were engaged in eleven active projects with total contract values ranging from $73.0 million to $3.1 billion. Our proportionate share of the equity in these unconsolidated joint ventures ranged from 20.0% to 50.0%. As of March 31, 2015, our share of the revenue remaining to be recognized on these unconsolidated joint ventures ranged from $4.6 million to $663.4 million.
As of March 31, 2015, one of our unconsolidated construction joint ventures was located in Canada and, therefore, the associated disclosures throughout this footnote include amounts that were translated from Canadian dollars to U.S. dollars using the spot rate in effect as of the reporting date for balance sheet items, and the average rate in effect during the reporting period for the results of operations. The associated foreign currency translation adjustments did not have a material impact on the condensed consolidated financial statements for any of the dates or periods presented.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Assets:
Cash and cash equivalents[1]	$240,123	$264,263	$240,486
Other assets	721,618	573,898	581,842
Less partners’ interest	637,512	546,907	542,114
Granite’s interest	324,229	291,254	280,214
Liabilities:
Accounts payable	191,312	146,198	131,441
Billings in excess of costs and estimated earnings[1]	171,187	156,604	189,979
Other liabilities	72,026	55,289	69,745
Less partners’ interest	304,422	251,412	278,996
Granite’s interest	130,103	106,679	112,169
Equity in construction joint ventures[2]	$194,126	$184,575	$168,045
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
2As of March 31, 2015, this balance included $3.4 million of deficit in construction joint ventures that is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet.

	Three Months Ended March 31,
(in thousands)	2015	2014
Revenue:
Total	$443,407	$349,167
Less partners’ interest and adjustments[1]	308,120	259,857
Granite’s interest	135,287	89,310
Cost of revenue:
Total	410,071	297,461
Less partners’ interest and adjustments[1]	286,047	210,906
Granite’s interest	124,024	86,555
Granite’s interest in gross profit	$11,263	$2,755
1Partners’ interest represents amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies.
During the three months ended March 31, 2015 and 2014, unconsolidated construction joint venture net income was $33.4 million and $51.0 million, respectively, of which our share was $11.3 million and $2.6 million, respectively. These net income amounts exclude our corporate overhead required to manage the joint ventures.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Line Item Joint Ventures
The revenue for each line item joint venture member’s discrete items of work is defined in the contract with the project owner and each venture member bears the profitability risk associated with its own work. There is not a single set of books and records for a line item joint venture. Each member accounts for its items of work individually as it would for any self-performed contract. We include only our portion of these contracts in our condensed consolidated financial statements. As of March 31, 2015, we had three active line item joint venture construction projects with total contract values ranging from $42.7 million to $86.6 million of which our portion ranged from $29.1 million to $64.1 million. As of March 31, 2015, our share of revenue remaining to be recognized on these line item joint ventures ranged from $2.2 million to $22.4 million.

8.	Investments in Affiliates
Our investments in affiliates balance is related to our investments in unconsolidated non-construction entities that we account for using the equity method of accounting, including investments in real estate entities and a non-real estate entity. Our share of the operating results of the equity method investments is included in other income in the condensed consolidated statements of operations and as a single line item on the condensed consolidated balance sheets as investments in affiliates.
Our investments in affiliates balance consists of the following (in thousands):

(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Equity method investments in real estate affiliates	$22,639	$22,623	$22,353
Equity method investment in other affiliate	9,392	9,738	10,983
Total investments in affiliates	$32,031	$32,361	$33,336
The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Total assets	$178,723	$170,174	$172,763
Net assets	101,212	97,639	95,561
Granite’s share of net assets	32,031	32,361	33,336
The equity method investments in real estate included $16.8 million, $16.5 million and $15.9 million in residential real estate in Texas as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively. The remaining balances were in commercial real estate in Texas. Of the $178.7 million in total assets as of March 31, 2015, real estate entities had total assets ranging from $1.9 million to $61.8 million and the non-real estate entity had total assets of $23.9 million.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Property and Equipment, net
Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net on our condensed consolidated balance sheets as follows:

(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Equipment and vehicles	$766,066	$767,313	$770,266
Quarry property	172,046	172,081	170,442
Land and land improvements	110,302	110,235	120,092
Buildings and leasehold improvements	82,628	82,655	83,994
Office furniture and equipment	70,820	70,820	70,826
Property and equipment	1,201,862	1,203,104	1,215,620
Less: accumulated depreciation and depletion	801,952	793,451	783,222
Property and equipment, net	$399,910	$409,653	$432,398

10.	Intangible Assets
Indefinite-lived Intangible Assets
Indefinite-lived intangible assets primarily consist of goodwill and use rights. Use rights of $0.4 million are included in other noncurrent assets on our condensed consolidated balance sheets as of March 31, 2015, December 31, 2014 and March 31, 2014.
The following table presents the goodwill balance by reportable segment:

(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Construction	$29,260	$29,260	$29,260
Large Project Construction	22,593	22,593	22,593
Construction Materials	1,946	1,946	1,946
Total goodwill	$53,799	$53,799	$53,799

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amortized Intangible Assets
The following is the breakdown of our amortized intangible assets that are included in other noncurrent assets on our condensed consolidated balance sheets (in thousands):

		Accumulated
March 31, 2015	Gross Value	Amortization	Net Book Value
Permits	$29,713	$(13,396)	$16,317
Acquired backlog	7,900	(7,378)	522
Customer lists	4,398	(2,858)	1,540
Trade name	4,100	(971)	3,129
Covenants not to compete and other	2,459	(2,428)	31
Total amortized intangible assets	$48,570	$(27,031)	$21,539

		Accumulated
December 31, 2014	Gross Value	Amortization	Net Book Value
Permits	$29,713	$(13,115)	$16,598
Acquired backlog	7,900	(7,263)	637
Customer lists	4,398	(2,785)	1,613
Trade name	4,100	(863)	3,237
Covenants not to compete and other	2,459	(2,428)	31
Total amortized intangible assets	$48,570	$(26,454)	$22,116

		Accumulated
March 31, 2014	Gross Value	Amortization	Net Book Value
Permits	$29,713	$(12,273)	$17,440
Acquired backlog	7,900	(6,962)	938
Customer lists	4,398	(2,564)	1,834
Trade name	4,100	(539)	3,561
Covenants not to compete and other	2,459	(2,424)	35
Total amortized intangible assets	$48,570	$(24,762)	$23,808
Amortization expense related to amortized intangible assets for each of the three months ended March 31, 2015 and 2014 was $0.6 million. Based on the amortized intangible assets balance at March 31, 2015, amortization expense expected to be recorded in the future is as follows: $2.4 million for the remainder of 2015; $1.7 million in 2016; $1.7 million in 2017; $1.7 million in 2018; $1.7 million in 2019; and $12.3 million thereafter.

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
As of March 31, 2015, we were in compliance with the covenants contained in our note purchase agreement governing our senior notes payable (“2019 NPA”) and the credit agreement governing the $215.0 million committed revolving credit facility, with a sublimit for letters of credit of $100.0 million (“Credit Agreement”), as well as the debt agreements related to our consolidated real estate entities. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.

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
A reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income (loss) per share in the accompanying condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Weighted average shares outstanding:
Weighted average common stock outstanding	39,215	38,951
Total basic weighted average shares outstanding	39,215	38,951

Diluted weighted average shares outstanding:
Weighted average common stock outstanding, basic	39,215	38,951
Effect of dilutive securities:
Common stock options and restricted stock units[1]	—	—
Total weighted average shares outstanding assuming dilution	39,215	38,951
1Due to the net loss for the three months ended March 31, 2015 and 2014, restricted stock units and common stock options representing approximately 598,000 and 799,000 shares, respectively, have been excluded from the number of shares used in calculating diluted net loss per share, as their inclusion would be antidilutive.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Equity
The following tables summarize our equity activity for the periods presented (in thousands):

	Granite Construction Incorporated	Non-controlling Interests	Total Equity
Balance at December 31, 2014	$794,385	$22,721	$817,106
Purchase of common stock[1]	(3,191)	—	(3,191)
Other transactions with shareholders and employees[3]	2,767	—	2,767
Transactions with non-controlling interests, net	—	(260)	(260)
Net loss	(8,560)	(50)	(8,610)
Dividends on common stock	(5,115)	—	(5,115)
Balance at March 31, 2015	$780,286	$22,411	$802,697

Balance at December 31, 2013	$781,940	$4,404	$786,344
Purchase of common stock[2]	(4,278)	—	(4,278)
Other transactions with shareholders and employees[3]	4,745	—	4,745
Transactions with non-controlling interests, net	—	4,264	4,264
Net loss	(20,553)	(708)	(21,261)
Dividends on common stock	(5,083)	—	(5,083)
Balance at March 31, 2014	$756,771	$7,960	$764,731
1Represents 98,000 shares purchased in connection with employee tax withholding for shares/units vested under our Amended and Restated 1999 Equity Incentive Plan.
2Represents 110,000 shares purchased in connection with employee tax withholding for shares/units vested under our Amended and Restated 1999 Equity Incentive Plan.
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
Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in our condensed consolidated balance sheets. The aggregate liabilities recorded as of March 31, 2015, December 31, 2014 and March 31, 2014 related to these matters were approximately $9.4 million, $9.7 million and $11.1 million, respectively, and were primarily included in accrued expenses and other current liabilities. The aggregate range of possible loss related to matters considered reasonably possible was zero to approximately $4.5 million as of March 31, 2015. Our view as to such matters could change in future periods.
Investigation Related to Grand Avenue Project Disadvantaged Business Enterprise (“DBE”) Issues: On March 6, 2009, the U.S. Department of Transportation, Office of Inspector General served upon our wholly-owned subsidiary, Granite Construction Northeast, Inc. (“Granite Northeast”), a United States District Court, Eastern District of New York Grand Jury subpoena to produce documents. The subpoena sought all documents pertaining to the use of a DBE firm (the “Subcontractor”), and the Subcontractor’s use of a non-DBE subcontractor/consultant, on the Grand Avenue Bus Depot and Central Maintenance Facility for the Borough of Queens Project (the “Grand Avenue Project”), a Granite Northeast project, that began in 2004 and was substantially complete in 2008. The subpoena also sought any documents regarding the use of the Subcontractor as a DBE on any other projects and any other documents related to the Subcontractor or to the subcontractor/consultant. Granite Northeast produced the requested documents, together with other requested information. Subsequently, Granite Northeast was informed by the Department of Justice (“DOJ”) that it is a subject of an investigation, along with others, and that the DOJ believes that Granite Northeast’s claim of DBE credit for the Subcontractor was improper. In addition to the documents produced in response to the Grand Jury subpoena, Granite Northeast has provided requested information to the DOJ, along with other federal and state agencies (collectively the “Agencies”), concerning other DBE entities for which Granite Northeast has historically claimed DBE credit. The Agencies have informed Granite Northeast that they believe that the claimed DBE credit taken for some of those other DBE entities was improper. Granite Northeast has met several times since January 2013 with the DOJ and the Agencies’ representatives to discuss the government’s criminal investigation of the Grand Avenue Project participants, including Granite Northeast, and to discuss their respective positions on, and potential resolution of, the issues raised in the investigation. In connection with this investigation, Granite Northeast is subject to potential civil, criminal, and/or administrative penalties or sanctions, as well as additional future DBE compliance activities and the costs associated therewith. Granite believes that the incurrence of some form of penalty or sanction is probable, and has therefore recorded what it believes to be the most likely amount of liability it may incur in its condensed consolidated balance sheet as of March 31, 2015. Granite believes that it is reasonably possible that it may incur liability in relation to this matter that is in excess of such accrual. The resolution of the matters under investigation could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations and/or liquidity.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.	Business Segment Information
Our reportable segments are: Construction, Large Project Construction and Construction Materials.
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
The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies contained in our 2014 Annual Report on Form 10-K, except as disclosed in Note 1. We evaluate segment performance based on gross profit or loss, and do not include selling, general and administrative expenses and non-operating income or expense. Segment assets include property and equipment, intangibles, goodwill, inventory and equity in construction joint ventures.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized segment information is as follows:

	Three Months Ended March 31,
(in thousands)	Construction	Large Project Construction	Construction Materials	Total
2015
Total revenue from reportable segments	$188,520	$190,305	$53,700	$432,525
Elimination of intersegment revenue	—	—	(12,276)	(12,276)
Revenue from external customers	188,520	190,305	41,424	420,249
Gross profit	21,675	17,771	663	40,109
Depreciation, depletion and amortization	4,692	2,644	5,432	12,768
Segment assets	144,878	253,070	307,140	705,088

2014
Total revenue from reportable segments	$157,040	$187,336	$42,109	$386,485
Elimination of intersegment revenue	—	—	(6,638)	(6,638)
Revenue from external customers	157,040	187,336	35,471	379,847
Gross profit (loss)	9,144	15,793	(3,529)	21,408
Depreciation, depletion and amortization	4,015	3,204	5,098	12,317
Segment assets	147,232	238,519	329,945	715,696
A reconciliation of segment gross profit to consolidated loss before benefit from income taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Total gross profit from reportable segments	$40,109	$21,408
Selling, general and administrative expenses	52,203	49,247
Gain on sales of property and equipment	(811)	(894)
Other expense	1,833	2,380
Loss before benefit from income taxes	$(13,116)	$(29,325)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Overview
We are one of the largest diversified heavy civil contractors and construction materials producers in the United States, engaged in the construction and improvement of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, trenchless and underground utilities, power-related facilities, utilities, tunnels, dams and other infrastructure-related projects. We own aggregate reserves and plant facilities to produce construction materials for use in our construction business and for sale to third parties. We also operate a real estate investment business that we have been divesting over the past five years as part of our 2010 Enterprise Improvement Plan (“EIP”). Our permanent offices are located in Alaska, Arizona, California, Colorado, Florida, Illinois, Nevada, New York, Texas, Utah and Washington. We have three reportable business segments: Construction, Large Project Construction and Construction Materials (see Note 15 of “Notes to the Condensed Consolidated Financial Statements”).
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

Current Economic Environment and Outlook
At more than $2.9 billion at March 31, 2015, total company backlog continues to provide Granite with opportunities to grow. Financing from the Transportation Infrastructure Financing and Innovation Act has been a key driver for large projects across the country. However, dedicated federal funding remains a concern. The two-year federal highway bill, Moving Ahead for Progress in the 21st Century, expired in September 2014 and the current short-term extension runs out in May 2015. Congress must act swiftly to ensure long-term funding and continued federal financing are achieved in the next highway bill. A clear commitment to federal infrastructure investment is overdue and is necessary to give state and local leaders the confidence to plan beyond the end of the next short-term patchwork funding cycle.
Despite increased tax revenues, without long-term federal funding commitments, capital budgets for many of our traditional Western markets have remained flat or gone negative over the past few years. Though generally stable, the volume of available work and the bidding environment in these traditional markets remains highly competitive. We remain encouraged by continued signs of recovery in the private sector, and we continue to expect growing revenue and profit synergies from our diversified markets, including power, tunnel and underground.
The markets for projects within our Large Project Construction segment remain strong. Granite is a highly desired partner for all types of work, including Public Private Partnerships. We continue to pursue significant bidding opportunities for our Large Project Construction segment, which include teaming arrangements with partners to bid on nearly $18 billion over the next two years.

Results of Operations
Our business is seasonal and can be affected by weather conditions in certain geographies. In addition, annual maintenance on our equipment and plants is typically performed during the first quarter, causing down time in operations. These factors can create variability in revenue and profit. Therefore, the results of operations for the three months of a given quarter are not necessarily indicative of the results to be expected for the full year.
The following table presents a financial summary on a comparative basis for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(in thousands)	2015	2014
Total revenue	$420,249	$379,847
Gross profit	40,109	21,408
Operating loss	(11,283)	(26,945)
Total other expense	1,833	2,380
Net loss attributable to Granite Construction Inc.	(8,560)	(20,553)

Revenue
Total Revenue by Segment

	Three Months Ended March 31,
(dollars in thousands)	2015		2014
Construction	$188,520	44.8%	$157,040	41.3%
Large Project Construction	190,305	45.3	187,336	49.4
Construction Materials	41,424	9.9	35,471	9.3
Total	$420,249	100.0%	$379,847	100.0%
Construction Revenue

	Three Months Ended March 31,
(dollars in thousands)	2015		2014
California:
Public sector	$64,949	34.4%	$66,520	42.5%
Private sector	26,235	13.9	17,658	11.2
Northwest:
Public sector	37,854	20.1	22,423	14.3
Private sector	28,459	15.1	19,222	12.2
Heavy Civil:
Public sector	6,958	3.7	2,851	1.8
Kenny:
Public sector	8,432	4.5	15,569	9.9
Private sector	15,633	8.3	12,797	8.1
Total	$188,520	100.0%	$157,040	100.0%
Construction revenue for the three months ended March 31, 2015 increased by $31.5 million, or 20.0%, compared to the same period in 2014. The increase was primarily due to early season work in the Northwest operating group, new work in the Heavy Civil operating group and estimated cost recoveries on claims in the California and Northwest operating groups, partially offset by decreases due to timing of new awards in Kenny.

Large Project Construction Revenue

	Three Months Ended March 31,
(dollars in thousands)	2015		2014
Heavy Civil[1]	$140,519	73.8%	$141,983	75.8%
Northwest[1]	9,711	5.1	2,902	1.5
California[1]	5,125	2.7	17,239	9.3
Kenny
Public sector	22,811	12.0	$18,188	9.7
Private sector	12,139	6.4	$7,024	3.7
Total	$190,305	100.0%	$187,336	100.0%
1For the periods presented, Large Project Construction revenue was primarily earned from the public sector.
Large Project Construction revenue for the three months ended March 31, 2015 increased by $3.0 million, or 1.6%, compared to the same period in 2014 due to progress on existing projects, entering the year with greater backlog than in 2014 in the Northwest operating group and estimated cost recoveries on claims. These increases were partially offset by ongoing projects nearing completion and delayed starts on new work in the California, Northwest and Heavy Civil operating groups.
Construction Materials Revenue

	Three Months Ended March 31,
(dollars in thousands)	2015		2014
California	$29,122	70.3%	$24,468	69.0%
Northwest	12,302	29.7	11,003	31.0
Total	$41,424	100.0%	$35,471	100.0%
Construction Materials revenue for the three months ended March 31, 2015 increased by $6.0 million, or 16.8%, compared to the same period in 2014 primarily due to increased volume from early season work in most Western states.

Contract Backlog
Our contract backlog consists of the unearned revenue on awarded contracts, including 100% of our consolidated joint venture contracts and our proportionate share of unconsolidated joint venture contracts. We generally include a project in our contract backlog at the time it is awarded and to the extent we believe funding is probable. Certain federal government contracts where funding is appropriated on a periodic basis are included in contract backlog at the time of the award. Existing contracts that include unexercised contract options and unissued task orders are included in contract backlog as task orders are issued or options are exercised. Substantially all of the contracts in our contract backlog may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past.

Total Contract Backlog by Segment

(dollars in thousands)	March 31, 2015		December 31, 2014		March 31, 2014
Construction	$749,261	25.5%	$712,967	26.2%	$786,458	30.6%
Large Project Construction	2,187,888	74.5	2,005,906	73.8	1,783,254	69.4
Total	$2,937,149	100.0%	$2,718,873	100.0%	$2,569,712	100.0%
Construction Contract Backlog

(dollars in thousands)	March 31, 2015		December 31, 2014		March 31, 2014
California:
Public sector	$275,448	36.7%	$285,230	40.0%	$369,812	47.0%
Private sector	49,368	6.6	60,490	8.5	78,703	10.0
Northwest:
Public sector	229,847	30.6	185,987	26.1	185,714	23.6
Private sector	18,672	2.5	35,444	5.0	28,053	3.6
Heavy Civil:
Public sector	36,400	4.9	27,557	3.8	44,727	5.7
Kenny:
Public sector	61,833	8.3	44,927	6.3	50,388	6.4
Private sector	77,693	10.4	73,332	10.3	29,061	3.7
Total	$749,261	100.0%	$712,967	100.0%	$786,458	100.0%
Construction contract backlog of $749.3 million at March 31, 2015 was $36.3 million, or 5.1%, higher than at December 31, 2014 due to improved success rates on bidding activity and $37.2 million, or 4.7%, lower than at March 31, 2014 due to progress on existing projects and timing of new awards. Significant new awards during the three months ended March 31, 2015, included a $12.1 million highway and bridge project in Washington, an $11.6 million power-related project in New York and a $10.0 million pavement preservation project in Alaska.
Large Project Construction Contract Backlog

(dollars in thousands)	March 31, 2015		December 31, 2014		March 31, 2014
Heavy Civil[1]	$1,908,109	87.2%	$1,682,047	83.9%	$1,422,246	79.8%
Northwest[1]	29,658	1.4	38,463	1.8	4,010	0.2
California[1]	17,643	0.8	19,066	1.0	46,923	2.6
Kenny:
Public sector[2]	134,298	6.1	156,010	7.8	141,427	7.9
Private sector	98,180	4.5	110,320	5.5	168,648	9.5
Total	$2,187,888	100.0%	$2,005,906	100.0%	$1,783,254	100.0%
1For the periods presented, all Large Project Construction contract backlog is related to contracts with public agencies.
2As of March 31, 2015, December 31, 2014 and March 31, 2014, $26.2 million, $35.0 million and $53.9 million, respectively, of Kenny public sector contract backlog was translated from Canadian dollars to U.S. dollars at the spot rate in effect at the date of reporting.
Large Project Construction contract backlog of $2.2 billion as of March 31, 2015 was $182.0 million, or 9.1%, higher than at December 31, 2014 and $404.6 million, or 22.7%, higher than at March 31, 2014. The increases compared to the same period in 2014 were $696.6 million from our share of the I-4 Ultimate project in Florida awarded in late 2014 and $359.6 million from our share of the Rapid Bridge replacement project in Pennsylvania, partially offset by progress on existing projects. In April 2015, Granite was awarded a $152.4 million new roadway construction management/general contractor project that will be booked into contract backlog in the second quarter of 2015.
Non-controlling partners’ share of Large Project Construction contract backlog as of March 31, 2015, December 31, 2014, and March 31, 2014 was $21.2 million, $26.8 million and $48.6 million, respectively.

Gross Profit (Loss)
The following table presents gross profit (loss) by business segment for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Construction	$21,675	$9,144
Percent of segment revenue	11.5%	5.8%
Large Project Construction	17,771	15,793
Percent of segment revenue	9.3	8.4
Construction Materials	663	(3,529)
Percent of segment revenue	1.6	(9.9)
Total gross profit	$40,109	$21,408
Percent of total revenue	9.5%	5.6%
Construction gross profit for the three months ended March 31, 2015 increased by $12.5 million, or over 100%, compared to the same period in 2014. Construction gross profit as a percentage of segment revenue for the three months ended March 31, 2015 increased to 11.5% from 5.8% for the same period in 2014. The increases were primarily due to $6.8 million of estimated cost recovery on claims, the impact from increased volume and reduced project write-downs.
Large Project Construction gross profit for the three months ended March 31, 2015 increased by $2.0 million, or 12.5%, when compared to the same period in 2014. The increase was due to project progression partially offset by a decrease from year over year third party claims recognition.
Construction Materials gross profit for the three months ended March 31, 2015 increased by $4.2 million, or over 100%, compared to the same period in 2014. The increase was primarily due to increased volumes from early season work in the California operating group.
Revenue in an amount equal to cost incurred is recognized if there is not sufficient information to determine the estimated profit on the project with a reasonable level of certainty. Gross profit can vary significantly in periods where previously deferred profit is recognized on one or more projects or, conversely, if we have outstanding claims that are not probable or estimable, in periods where contract backlog is growing rapidly and/or a higher percentage of projects are in their early stages with no associated gross profit recognition.

Selling, General and Administrative Expenses
The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Selling
Salaries and related expenses	$12,049	$11,189
Other selling expenses	1,773	1,148
Total selling	13,822	12,337
General and administrative
Salaries and related expenses	18,095	16,685
Restricted stock amortization	4,254	5,490
Other general and administrative expenses	16,032	14,735
Total general and administrative	38,381	36,910
Total selling, general and administrative	$52,203	$49,247
Percent of revenue	12.4%	13.0%
Selling, general and administrative expenses for the three months ended March 31, 2015 increased $3.0 million, or 6.0%, compared to the same period in 2014.
Selling Expenses
Selling expenses include the costs for estimating and bidding, business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses during the three months ended March 31, 2015 increased $1.5 million, or 12.0%, compared to the same period in 2014 primarily due to increased bidding activity during 2015.
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
Total general and administrative expenses for the three months ended March 31, 2015 increased $1.5 million, or 4.0%, compared to the same period in 2014 primarily due to an increase in other general and administrative expenses related to the recovery of doubtful accounts which reduced expenses in 2014.

Other (Income) Expense
The following table presents the components of other (income) expense for the respective periods:

	Three Months Ended March 31,
(in thousands)	2015	2014
Interest income	$(442)	$(479)
Interest expense	3,496	3,599
Equity in loss (income) of affiliates	63	(791)
Other (income) expense, net	(1,284)	51
Total other expense	$1,833	$2,380
The increase in other (income) expense, net for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to gains recognized on the interest rate swap - see further discussion in Liquidity and Capital Resources below and in Note 5 of “Notes to the Condensed Consolidated Financial Statements.”
Income Taxes
The following table presents the benefit from income taxes for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Benefit from income taxes	$(4,506)	$(8,064)
Effective tax rate	34.4%	27.5%
We calculate our income tax provision at the end of each interim period by estimating our annual effective tax rate and applying that rate to our year-to-date pre-tax ordinary earnings. The effect of changes in enacted tax laws, tax rates or tax status is recognized in the interim period in which the change occurs.
Our effective tax rate increased to 34.4% for the three months ended March 31, 2015 from 27.5% for the three months ended March 31, 2014. The change was primarily due to the effect of state tax laws which were enacted during the three months ended March 31, 2014.

Certain Legal Proceedings
As discussed in Note 14 of “Notes to the Condensed Consolidated Financial Statements,” under certain circumstances the resolution of certain legal proceedings to which we are subject could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations, cash flows and/or liquidity.

Liquidity and Capital Resources
We believe our cash and cash equivalents, short-term investments, available borrowing capacity and cash expected to be generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations for the next twelve months. We maintain a collateralized revolving credit facility of $215.0 million, of which $125.8 million was available at March 31, 2015, primarily to provide capital needs to fund growth opportunities, either internal or generated through acquisitions (see Credit Agreement discussion below for further information). We do not anticipate that this credit facility will be required to fund future working capital needs associated with our existing operations. However, we have the ability and intent to draw on this credit facility or obtain another source of financing during 2015 to re-pay $40.0 million of maturing 2019 Notes (defined in Senior Notes Payable section below). If we experience a prolonged change in our business operating results or make a significant acquisition, we may need to acquire additional sources of financing, which, if available, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available on terms acceptable to us.
We typically invoice our customers on a monthly basis. Our contracts frequently call for retention that is a specified percentage withheld from each payment until the contract is completed and the work accepted by the customer. Our revenue, gross margin and cash flows can differ significantly from period to period due to a variety of factors, including the projects’ stage of completion, the mix of early and late stage projects, our estimates of contract costs, outstanding contract change orders and claims and the payment terms of our contracts. The timing differences between our cash inflows and outflows require us to maintain adequate levels of working capital.
The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated joint ventures, as of the respective dates:

(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Cash and cash equivalents excluding consolidated joint ventures	$186,519	$194,685	$178,168
Consolidated construction joint venture cash and cash equivalents[1]	52,884	61,276	27,612
Total consolidated cash and cash equivalents	239,403	255,961	205,780
Short-term and long-term marketable securities[2]	99,804	102,067	107,112
Total cash, cash equivalents and marketable securities	$339,207	$358,028	$312,892

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
Our primary sources of liquidity are cash and cash equivalents, marketable securities and settlement of our net working capital. We may also from time to time access our credit facility, issue and sell equity, debt or hybrid securities or engage in other capital markets transactions.
Our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions. Marketable securities consist of U.S. Government and agency obligations and commercial paper.
Consolidated joint ventures were responsible for $8.4 million, or 50.7%, of the $16.6 million decrease in cash and cash equivalents during the three months ended March 31, 2015. Granite’s portion of consolidated joint venture cash and cash equivalents was $33.5 million, $38.6 million and $16.8 million as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively. Granite’s portion of unconsolidated joint venture cash and cash equivalents was $72.1 million, $80.2 million and $76.8 million as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively. Cash and cash equivalents held by our joint ventures are primarily used to fulfill the working capital needs of each joint venture’s project, and generally cannot be distributed to any of the venture partners without the consent of the majority of the venture members.
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

In March 2014, we entered into an interest rate swap with a notional amount of $100.0 million which matures in June 2018 to convert the interest rate of our 2019 Notes (as defined in Senior Notes Payable section below) from a fixed rate of 6.11% to a floating rate of 4.15% plus six-month LIBOR. LIBOR floating rate is variable and subject to market changes over the life of the swap. The interest rate swap is reported at fair value using Level 2 inputs, with any gain or loss recorded in other (income) expense, net in our condensed consolidated statement of operations and was a gain of $1.3 million during the three months ended March 31, 2015.
In March 2014, we entered into two diesel commodity swaps covering the periods from May 2014 to October 2014 and from May 2015 to October 2015 which represented roughly 25% of our forecasted purchases of diesel during these periods. In May 2014, we entered into two natural gas commodity swaps covering the periods from June 2014 to October 2014 and from May 2015 to October 2015 representing roughly 25% of our forecasted purchases of natural gas during these periods. The commodity swaps are reported at fair value using Level 2 inputs, with any gain or loss recorded in other (income) expense, net in our condensed consolidated statement of operations and was a net loss of $0.2 million during the three months ended March 31, 2015.
Cash Flows

	Three Months Ended March 31,
(in thousands)	2015	2014
Net cash (used in) provided by:
Operating activities	$(6,918)	$(19,777)
Investing activities	(1,123)	1,024
Financing activities	(8,517)	(4,588)
Cash flows from operating activities result primarily from our earnings or losses, and are also impacted by changes in operating assets and liabilities. As a large construction and heavy civil contractor and construction materials producer, our operating cash flows are subject to seasonal cycles, as well as the cycles associated with winning, performing and closing projects. Additionally, operating cash flows are impacted by the timing related to funding construction joint ventures and the resolution of uncertainties inherent in the complex nature of the work that we perform, including claims settlements.
Cash used in operating activities of $6.9 million for the three months ended March 31, 2015 represents a $12.9 million decrease from the amount of cash used in operating activities during the same period in 2014. The favorable change was mainly attributable to a $17.3 million increase in cash from working capital, partially offset by a $5.7 million decrease in net cash from unconsolidated joint ventures and a $1.3 million increase in net loss after adjusting for non-cash items.
Cash used in investing activities of $1.1 million for the three months ended March 31, 2015 represents a $2.1 million change from the $1.0 million of cash provided by investing activities during the same period in 2014. The change was primarily due to a decrease in net proceeds from marketable securities driven by the Company’s cash flow requirements and/or the maturities of investments partially offset by a decrease in capital expenditures.
Cash used in financing activities of $8.5 million for the three months ended March 31, 2015 represents a $3.9 million increase from the amount of cash used in financing activities during the same period in 2014. The change was primarily driven by a $4.5 million decrease in net contributions from non-controlling partners related to consolidated construction joint ventures partially offset by a $1.1 million decrease in the purchases of common stock.
Capital Expenditures
During the three months ended March 31, 2015, we had capital expenditures of $7.6 million compared to $10.4 million during the same period in 2014. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate investing between $40.0 million and $60.0 million in capital expenditures during 2015. During the year ended December 31, 2014, we had capital expenditures of $43.4 million.

Credit Agreement
We have a $215.0 million committed revolving credit facility, with a sublimit for letters of credit of $100.0 million (the “Credit Agreement”), which expires on October 11, 2016, of which $125.8 million was available at March 31, 2015. At March 31, 2015, December 31, 2014 and March 31, 2014, there was a revolving loan of $70.0 million outstanding under the Credit Agreement related to financing the Kenny acquisition, which is included in long-term debt on the condensed consolidated balance sheets. In addition, as of March 31, 2015, there were standby letters of credit totaling $19.3 million. The letters of credit will expire between June 2015 and December 2018.
Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on certain financial ratios calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin was 2.25% for loans bearing interest based on LIBOR and 1.25% for loans bearing interest at the base rate at March 31, 2015. Accordingly, the effective interest rate was between 2.52% and 4.50% at March 31, 2015. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Credit Agreement’s maturity date. Borrowings at a LIBOR rate have a term no less than one month and no greater than six months. Typically, at the end of such term, such borrowings may be paid off or rolled over at our discretion into either a borrowing at the base rate or a borrowing at a LIBOR rate with similar terms, not to exceed the maturity date of the Credit Agreement. On a periodic basis, we assess the timing of payment depending on facts and circumstances that exist at the time of our assessment. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are collateralized on an equivalent basis with the obligations under the 2019 Notes (defined below) by first priority liens (subject only to other liens permitted under the Credit Agreement) on substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement.
The Credit Agreement provides for the release of the liens securing the obligations, at our option and expense, so long as certain conditions as defined by the terms in the Credit Agreement are satisfied (“Collateral Release Period”). However, if subsequent to exercising the option, our Consolidated Fixed Charge Coverage Ratio is less than 1.25 or our Consolidated Leverage Ratio is greater than 2.50, then we will be required to promptly re-pledge substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement. As of March 31, 2015, the conditions for the exercise of the unsecured option were satisfied.
Senior Notes Payable
As of March 31, 2015, senior notes payable in the amount of $200.0 million were due to a group of institutional holders in five equal annual installments beginning in 2015 and bear interest at 6.11% per annum (“2019 Notes”). In March 2014, we entered into an interest rate swap to convert the interest rate from a fixed rate of 6.11% to a floating rate of 4.15% plus six-month LIBOR (see Liquidity and Capital Resources section above for further discussion). The first installment of the 2019 Notes is included in long-term debt on the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 as we have the ability and intent to pay this installment using borrowings under the Credit Agreement (defined in Credit Agreement section above) or by obtaining another source of financing.
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

Surety Bonds and Real Estate Mortgages
We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At March 31, 2015, approximately $2.6 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.
Our real estate held for development and sale is subject to mortgage indebtedness. This indebtedness is non-recourse to Granite but is recourse to the real estate entity. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate project as it progresses through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entity to repay portions of the debt. As of March 31, 2015, the principal amount of debt of our consolidated real estate entity secured by a mortgage was $6.4 million which was included in current liabilities on the condensed consolidated balance sheets.
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
As of March 31, 2015 and pursuant to the definitions in the agreements, our Consolidated Tangible Net Worth was $752.4 million, which exceeded the minimum of $624.3 million, our Consolidated Leverage Ratio was 2.41, which did not exceed the maximum of 3.00, and our Consolidated Interest Coverage Ratio was 8.14, which exceeded the minimum of 4.00.
As of March 31, 2015, we were in compliance with all covenants contained in the Credit Agreement and 2019 NPA, as amended, and the debt agreements related to our consolidated real estate entities. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.
Share Purchase Program
In 2007, our Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion. As of March 31, 2015, $64.1 million remained available under this authorization. We did not purchase shares under the share purchase program in any of the periods presented. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors. Purchases under the share purchase program may be commenced, suspended or discontinued at any time and from time to time without prior notice.
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
There has been no significant change in our exposure to market risks since December 31, 2014.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out, as of March 31, 2015, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
During the quarter ended March 31, 2015, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the addition of legal and accounting oversight controls related to the change in our accounting principle for recognizing revenue on estimated claim recoveries as discussed in Note 1 of “Notes to the Condensed Consolidated Financial Statements” within Item 1.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The description of the matters set forth in Part I, Item 1 of this Report under Note 14 of “Notes to the Condensed Consolidated Financial Statements” is incorporated herein by reference.

Item 1A. RISK FACTORS
There has been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2015, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended March 31, 2015:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
January 1, 2015 through January 31, 2015	—	$—	—	$64,065,401
February 1, 2015 through February 28, 2015	71	$35.32	—	$64,065,401
March 1, 2015 through March 31, 2015	98,087	$32.51	—	$64,065,401
	98,158	$32.51	—
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

Item 5.	OTHER INFORMATION
Not Applicable.

Item 6. EXHIBITS

18	†	Preferability Letter from PricewaterhouseCoopers LLP
31.1	†	Certification of Principal Executive Officer
31.2	†	Certification of Principal Financial Officer
32	††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	†	Mine Safety Disclosure
101.INS	†	XBRL Instance Document
101.SCH	†	XBRL Taxonomy Extension Schema
101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	†	XBRL Taxonomy Extension Definition Linkbase
101.LAB	†	XBRL Taxonomy Extension Label Linkbase
101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase

	†	Filed herewith
	††	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date:	May 5, 2015	By:	/s/ Laurel J. Krzeminski
Laurel J. Krzeminski
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)