Form 10-Q
period 2015-06-30
GRANITE CONSTRUCTION INC
filed 2015-07-30
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 23, 2015.

Class	Outstanding
Common Stock, $0.01 par value	39,378,372

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)
	June 30, 2015	December 31, 2014	June 30, 2014
ASSETS
Current assets
Cash and cash equivalents ($46,963, $61,276 and $29,109 related to consolidated construction joint ventures (“CCJVs”))	$188,147	$255,961	$146,458
Short-term marketable securities	17,560	25,504	27,898
Receivables, net ($36,978, $36,781 and $45,825 related to CCJVs)	362,336	310,934	363,614
Costs and estimated earnings in excess of billings ($239, $129 and $25,217 related to CCJVs)	60,093	36,411	76,228
Inventories	71,022	68,920	79,501
Real estate held for development and sale	11,609	11,609	11,761
Deferred income taxes	53,231	53,231	55,874
Equity in construction joint ventures	209,016	184,575	185,859
Other current assets	22,395	23,033	30,727
Total current assets	995,409	970,178	977,920
Property and equipment, net ($7,474, $11,969 and $16,957 related to CCJVs)	391,989	409,653	426,700
Long-term marketable securities	70,508	76,563	84,234
Investments in affiliates	32,655	32,361	33,936
Goodwill	53,799	53,799	53,799
Other noncurrent assets	75,332	77,940	76,797
Total assets	$1,619,692	$1,620,494	$1,653,386

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$22	$21	$21
Current maturities of non-recourse debt	6,128	1,226	1,226
Accounts payable ($12,554, $18,009 and $26,246 related to CCJVs)	170,474	151,935	210,777
Billings in excess of costs and estimated earnings ($23,947, $32,830 and $27,876 related to CCJVs)	106,086	108,992	125,957
Accrued expenses and other current liabilities	195,131	200,652	187,348
Total current liabilities	477,841	462,826	525,329
Long-term debt	270,105	270,105	270,127
Long-term non-recourse debt	—	5,516	6,129
Other long-term liabilities	42,851	44,495	48,455
Deferred income taxes	20,615	20,446	9,803
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding 39,372,298 shares as of June 30, 2015, 39,186,386 shares as of December 31, 2014 and 39,131,647 shares as of June 30, 2014	394	392	391
Additional paid-in capital	136,214	134,177	130,181
Retained earnings	650,357	659,816	637,905
Total Granite Construction Incorporated shareholders’ equity	786,965	794,385	768,477
Non-controlling interests	21,315	22,721	25,066
Total equity	808,280	817,106	793,543
Total liabilities and equity	$1,619,692	$1,620,494	$1,653,386
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Construction	$305,605	$269,220	$494,125	$426,261
Large Project Construction	182,893	244,328	373,198	431,663
Construction Materials	80,744	72,322	122,168	107,793
Total revenue	569,242	585,870	989,491	965,717
Cost of revenue
Construction	265,543	244,393	432,388	392,289
Large Project Construction	168,120	193,536	340,654	365,080
Construction Materials	69,811	65,526	110,572	104,526
Total cost of revenue	503,474	503,455	883,614	861,895
Gross profit	65,768	82,415	105,877	103,822
Selling, general and administrative expenses	49,094	51,098	101,297	100,346
Gain on sales of property and equipment	(475)	(2,993)	(1,286)	(3,886)
Operating income	17,149	34,310	5,866	7,362
Other (income) expense
Interest income	(528)	(413)	(970)	(893)
Interest expense	3,985	4,339	7,481	7,937
Equity in income of affiliates	(670)	(410)	(607)	(1,202)
Other income, net	(152)	(1,697)	(1,436)	(1,645)
Total other expense	2,635	1,819	4,468	4,197
Income before provision for income taxes	14,514	32,491	1,398	3,165
Provision for income taxes	4,975	10,284	469	2,220
Net income	9,539	22,207	929	945
Amount attributable to non-controlling interests	74	(8,566)	124	(7,858)
Net income (loss) attributable to Granite Construction Incorporated	$9,613	$13,641	$1,053	$(6,913)

Net income (loss) per share attributable to common shareholders (see Note 12)
Basic	$0.24	$0.35	$0.03	$(0.18)
Diluted	$0.24	$0.34	$0.03	$(0.18)
Weighted average shares of common stock
Basic	39,358	39,115	39,287	39,033
Diluted	39,881	39,807	39,848	39,033
Dividends per common share	$0.13	$0.13	$0.26	$0.26
 The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)
Six Months Ended June 30,	2015	2014
Operating activities
Net income	$929	$945
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	31,331	31,878
Gain on sales of property and equipment	(1,286)	(3,886)
Change in deferred income taxes	(14)	1,613
Stock-based compensation	4,992	6,585
Equity in net income from unconsolidated joint ventures	(18,547)	(25,724)
Changes in assets and liabilities:
Receivables	(54,262)	(44,160)
Costs and estimated earnings in excess of billings, net	(22,958)	(56,150)
Inventories	(2,102)	(17,027)
Contributions to unconsolidated construction joint ventures	(40,750)	(13,797)
Distributions from unconsolidated construction joint ventures	22,020	16,528
Other assets, net	937	(1,579)
Accounts payable	21,861	42,235
Accrued expenses and other current liabilities, net	1,186	(9,849)
Net cash used in operating activities	(56,663)	(72,388)
Investing activities
Purchases of marketable securities	(29,974)	(34,991)
Maturities of marketable securities	16,700	25,000
Proceeds from called marketable securities	30,000	15,000
Purchases of property and equipment	(16,152)	(20,091)
Proceeds from sales of property and equipment	2,062	5,838
Other investing activities, net	912	47
Net cash provided by (used in) investing activities	3,548	(9,197)
Financing activities
Cash dividends paid	(10,208)	(10,142)
Purchases of common stock	(3,291)	(4,369)
(Distributions to) contributions from non-controlling partners, net	(1,215)	12,756
Other financing activities, net	15	677
Net cash used in financing activities	(14,699)	(1,078)
Decrease in cash and cash equivalents	(67,814)	(82,663)
Cash and cash equivalents at beginning of period	255,961	229,121
Cash and cash equivalents at end of period	$188,147	$146,458

Supplementary Information
Cash paid during the period for:
Interest	$7,220	$7,337
Income taxes	412	2,144
Other non-cash operating activities:
Performance guarantees	$(9,590)	$(617)
Non-cash investing and financing activities:
Restricted stock units issued, net of forfeitures	$6,135	$6,969
Accrued cash dividends	5,118	5,087
Accrued equipment purchases	3,324	(1,836)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” “Company” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at June 30, 2015 and 2014 and the results of our operations and cash flows for the periods presented. The December 31, 2014 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.
Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.
We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements, except as follows:
Change in Accounting Policy for Affirmative Claims
Unresolved contract modifications and claims to recover additional costs to which the Company believes it is entitled under the terms of the customers’ contracts are pending or have been submitted on certain projects. The owners or their authorized representatives and/or other third parties may be in partial or full agreement with the modifications or claims, or may have rejected or disagree entirely as to such entitlement.
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
The effect of adopting the new accounting policy for customer claims was an increase in revenue and gross profit of $9.7 million for the six months ended June 30, 2015, and there was no revenue or gross profit associated with customer claims during the three months ended June 30, 2015. During the three and six months ended June 30, 2014 there was one customer claim settled that had a gross profit impact of $23.2 million.
Gross profit associated with claims against non-customers, such as vendors, designers or subcontractors, continues to be recognized when the claims are settled. During the three and six months ended June 30, 2015 and three months ended June 30, 2014, there were no claim settlements with non-customers. During the six months ended June 30, 2014, gross profit from claim settlements with non-customers was $7.9 million.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

2.	Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. Therefore, the ASU will be effective commencing with our quarter ending March 31, 2018. We are currently assessing the potential impact of this ASU on our consolidated financial statements.
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
Our profit recognition related to construction contracts is based on estimates of costs to complete each project. These estimates can vary significantly in the normal course of business as projects progress, circumstances develop and evolve, and uncertainties are resolved. We recognize revenue associated with unapproved change orders and, effective in the first quarter of 2015, affirmative claims against customers to the extent the related costs have been incurred, the amount can be reliably estimated and recovery is probable. Prior to 2015, we recognized revenue on affirmative claims against customers when we had a signed agreement. See Note 1 for further discussion.
We recognize revisions to estimated total costs as soon as the obligation to perform is determined. When we experience significant changes in our estimates of costs to complete, we undertake a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as a revision in estimates for the current period. In our review of these changes for the three and six months ended June 30, 2015 and 2014, we did not identify any amounts that should have been recorded in a prior period. We use the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. Under this method, revisions in estimates are accounted for in their entirety in the period of change. There can be no assurance that we will not experience future changes in circumstances or otherwise be required to revise our profitability estimates.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue in an amount equal to cost incurred is recognized if there is not sufficient information to determine the estimated profit on the project with a reasonable level of certainty. The gross profit impact from projects that reached initial profit recognition is not considered to be a change in estimate for purposes of the tables below and is therefore excluded. During the three and six months ended June 30, 2015, the gross profit impact from projects that reached initial profit recognition was $7.2 million and $13.4 million, respectively. During the three and six months ended June 30, 2014, the gross profit impact from projects that reached initial profit recognition was $24.5 million and $28.6 million, respectively.
Construction
The net changes in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit were net decreases of $1.3 million and net increases of $4.3 million for the three and six months ended June 30, 2015, respectively. The net changes for the three and six months ended June 30, 2014 were net decreases of $1.4 million and $8.3 million, respectively. The projects are summarized as follows:

Increases

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014
Number of projects with upward estimate changes	1	—	4	—
Range of increase in gross profit from each project, net	$1.3	$—	$1.0 - 2.3	$—
Increase on project profitability	$1.3	$—	$6.9	$—

The increases during the three and six months ended June 30, 2015 were due to owner-directed scope changes and estimated cost recovery from claims.

Decreases

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014
Number of projects with downward estimate changes	2	1	2	5
Range of reduction in gross profit from each project, net	$1.1 - 1.5	$1.4	$1.2 - 1.4	$1.1 - 2.2
Decrease on project profitability	$2.6	$1.4	$2.6	$8.3

The decreases during the three and six months ended June 30, 2015 and 2014 were due to additional costs and lower productivity than originally anticipated.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Large Project Construction
The net changes in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit were net decreases of $1.1 million and $2.5 million for the three and six months ended June 30, 2015, respectively. The net changes for the three and six months ended June 30, 2014 were net increases of $25.7 million and $34.5 million, respectively. Amounts attributable to non-controlling interests were $0.5 million and $1.0 million of the net decreases for the three and six months ended June 30, 2015, respectively, and were $8.2 million and $7.5 million of the net increases for the three and six months ended June 30, 2014, respectively. The projects are summarized as follows:
Increases

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014
Number of projects with upward estimate changes	2	6	3	9
Range of increase in gross profit from each project, net	$2.3 - 2.3	$1.1 - 19.7	$2.1 - 2.9	$1.1 - 16.3
Increase in project profitability	$4.6	$28.0	$7.3	$41.3
The increases during the three and six months ended June 30, 2015 were due to owner-directed scope changes as well as estimated cost recovery from claims during the six months. The increases during the three and six months ended June 30, 2014 were due to higher productivity than originally anticipated, owner-directed scope changes and settlement of outstanding issues with contract owners.
Decreases

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014
Number of projects with downward estimate changes	3	1	4	1
Range of reduction in gross profit from each project, net	$1.2 - 2.4	$2.3	$1.4 - 3.4	$6.8
Decrease in project profitability	$5.7	$2.3	$9.8	$6.8
The decreases during the three and six months ended June 30, 2015 and 2014 were due to additional costs and lower productivity than originally anticipated.

4.	Marketable Securities
All marketable securities were classified as held-to-maturity for the dates presented and the carrying amounts of held-to-maturity securities were as follows:

(in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
U.S. Government and agency obligations	$7,573	$10,511	$7,906
Commercial paper	9,987	14,993	19,992
Total short-term marketable securities	17,560	25,504	27,898
U.S. Government and agency obligations	70,508	76,563	84,234
Total long-term marketable securities	70,508	76,563	84,234
Total marketable securities	$88,068	$102,067	$112,132
Scheduled maturities of held-to-maturity investments were as follows:

(in thousands)	June 30, 2015
Due within one year	$17,560
Due in one to five years	70,508
Total	$88,068

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Fair Value Measurement
Fair value accounting standards describe three levels that may be used to measure fair value:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

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
The following tables summarize significant assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
June 30, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$23,975	$—	$—	$23,975
Total assets	$23,975	$—	$—	$23,975

	Fair Value Measurement at Reporting Date Using
December 31, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$60,618	$—	$—	$60,618
Total assets	$60,618	$—	$—	$60,618

	Fair Value Measurement at Reporting Date Using
June 30, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$31,583	$—	$—	$31,583
Total assets	$31,583	$—	$—	$31,583
A reconciliation of cash equivalents to consolidated cash and cash equivalents is as follows:

(in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Cash equivalents	$23,975	$60,618	$31,583
Cash	164,172	195,343	114,875
Total cash and cash equivalents	$188,147	$255,961	$146,458

In March 2014, we entered into an interest rate swap with a notional amount of $100.0 million which matures in June 2018 to convert the interest rate of our 2019 Notes (defined in Note 11) from a fixed rate of 6.11% to a floating rate of 4.15% plus six-month LIBOR. The interest rate swap is reported at fair value using Level 2 inputs, and gains or losses, including net periodic settlement amounts, are recorded in other (income) expense, net in our condensed consolidated statements of operations. During the three and six months ended June 30, 2015, we recorded a net loss of less than $0.1 million and a net gain of $1.3 million, respectively, and during the three and six months ended June 30, 2014, we recorded a net gain of $1.2 million and $0.9 million, respectively. The fair value of the interest rate swap is recorded in other current assets on the condensed consolidated balance sheets and was $0.9 million, $0.3 million and $0.6 million as of June 30, 2015, December 31, 2014 and June 30, 2014, respectively.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In March 2014, we entered into two diesel commodity swaps covering the periods from May 2014 to October 2014 and from May 2015 to October 2015 which represented roughly 25% of our forecasted purchases for diesel during these periods.  In May 2014, we entered into two natural gas commodity swaps covering the periods from June 2014 to October 2014 and from May 2015 to October 2015 representing roughly 25% of our forecasted purchases of natural gas during these periods. The commodity swaps are reported at fair value using Level 2 inputs, and gains or losses, including net periodic settlement amounts, are recorded in other (income) expense, net in our condensed consolidated statements of operations, and was immaterial for all periods presented. The fair values of the commodity swaps are recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheets and were $1.6 million, $1.7 million and $0.1 million as of June 30, 2015, December 31, 2014 and June 30, 2014, respectively.
The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets are as follows:

		June 30, 2015		December 31, 2014		June 30, 2014
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities	Level 1	$88,068	$88,075	$102,067	$101,808	$112,132	$111,999
Liabilities (including current maturities):
Senior notes payable[1]	Level 3	$200,000	$212,648	$200,000	$220,226	$200,000	$222,920
Credit Agreement loan[1]	Level 3	70,000	69,387	70,000	70,153	70,000	69,781
1The fair values of the senior notes payable and Credit Agreement (defined in Note 11) loan are based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk.
The carrying values of receivables, other current assets, and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these instruments. In addition, the fair value of non-recourse debt measured using Level 3 inputs approximates its carrying value due to its relative short-term nature and competitive interest rates. During the three and six months ended June 30, 2015 and 2014, we did not record any fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

6.	Receivables, net
Receivables, net at June 30, 2015, December 31, 2014 and June 30, 2014 are as follows:

(in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Construction contracts:
Completed and in progress	$229,861	$191,094	$237,870
Retentions	77,955	84,760	69,678
Total construction contracts	307,816	275,854	307,548
Construction Material sales	49,064	28,549	48,932
Other	5,820	6,822	7,677
Total gross receivables	362,700	311,225	364,157
Less: allowance for doubtful accounts	364	291	543
Total net receivables	$362,336	$310,934	$363,614
Receivables include amounts billed and billable to clients for services provided as of the end of the applicable period and do not bear interest. To the extent costs have not been billed or are not billable, the contract balance is included in costs and estimated earnings in excess of billings on the condensed consolidated balance sheets. Included in other receivables at June 30, 2015, December 31, 2014 and June 30, 2014 were items such as notes receivable, fuel tax refunds and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financing receivables consisted of retentions receivable and were included in receivables, net on the condensed consolidated balance sheets as of June 30, 2015, December 31, 2014 and June 30, 2014. Certain construction contracts include retainage provisions. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the owners. No retention receivable individually exceeded 10% of total net receivables at any of the presented dates. As of June 30, 2015, the majority of the retentions receivable are expected to be collected within one year.
We segregate our retention receivables into two categories: escrow and non-escrow. The balances in each category were as follows:

(in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Escrow	$22,381	$28,692	$25,093
Non-escrow	55,574	56,068	44,585
Total retention receivables	$77,955	$84,760	$69,678
The escrow receivables include amounts due to Granite which have been deposited into an escrow account and bear interest. Typically, escrow retention receivables are held until work on a project is complete and has been accepted by the owner who then releases those funds, along with accrued interest, to us. There is minimal risk of not collecting on these amounts.
As of June 30, 2015, the non-escrow retention receivables aged over 90 days decreased to $6.3 million from $8.6 million at December 31, 2014. As of both dates, our allowance for doubtful accounts contained no material provision related to non-escrow retention receivables as we determined there were no significant collectability issues.

7.	Construction and Line Item Joint Ventures
We participate in various construction joint ventures, partnerships and a limited liability company of which we are a limited member (“joint ventures”). We also participate in various “line item” joint venture agreements under which each member is responsible for performing certain discrete items of the total scope of contracted work.
Due to the joint and several nature of the performance obligations under the related owner contracts, if any of the members fail to perform, we and the other members would be responsible for performance of the outstanding work. At June 30, 2015, there was approximately $5.7 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $1.7 billion represented our share and the remaining $4.0 billion represented the other members’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from the other members and/or other guarantors.
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
We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three months ended June 30, 2015, we determined no change was required for existing construction joint ventures.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Construction Joint Ventures
The carrying amounts and classification of assets and liabilities of construction joint ventures we are required to consolidate are included on the condensed consolidated balance sheets as follows:

(in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Cash and cash equivalents[1]	$46,963	$61,276	$29,109
Receivables, net	36,978	36,781	45,825
Costs and estimated earnings in excess of billings[1]	239	129	25,217
Other current assets	2,323	1,617	4,276
Total current assets	86,503	99,803	104,427
Property and equipment, net	7,474	11,969	16,957
Total assets[2]	$93,977	$111,772	$121,384

Accounts payable	$12,554	$18,009	$26,246
Billings in excess of costs and estimated earnings[1]	23,947	32,830	27,876
Accrued expenses and other current liabilities	1,388	2,714	3,805
Total liabilities[2]	$37,889	$53,553	$57,927
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
At June 30, 2015, we were engaged in two active consolidated construction joint venture projects with total contract values of $32.7 million and $284.7 million. Our share of revenue remaining to be recognized on these consolidated joint ventures was $0.1 million and $32.1 million. Our proportionate share of the equity in these joint ventures was 55.0% and 65.0%. During the three and six months ended June 30, 2015, total revenue from consolidated construction joint ventures was $10.0 million and $25.0 million, respectively. During the three and six months ended June 30, 2014, total revenue from consolidated construction joint ventures was $66.0 million and $98.2 million, respectively. Total operating cash flows used in consolidated construction joint ventures were $12.0 million and $41.9 million during the six months ended June 30, 2015 and 2014, respectively.
Unconsolidated Construction Joint Ventures
We account for our share of construction joint ventures that we are not required to consolidate on a pro rata basis in the condensed consolidated statements of operations and as a single line item on the condensed consolidated balance sheets. As of June 30, 2015, these unconsolidated joint ventures were engaged in eleven active projects with total contract values ranging from $73.0 million to $3.1 billion. Our proportionate share of the equity in these unconsolidated joint ventures ranged from 20.0% to 50.0%. As of June 30, 2015, our share of the revenue remaining to be recognized on these unconsolidated joint ventures ranged from $4.6 million to $649.5 million.
As of June 30, 2015, one of our unconsolidated construction joint ventures was located in Canada and, therefore, the associated disclosures throughout this footnote include amounts that were translated from Canadian dollars to U.S. dollars using the spot rate in effect as of the reporting date for balance sheet items, and the average rate in effect during the reporting period for the results of operations. The associated foreign currency translation adjustments did not have a material impact on the condensed consolidated financial statements for any of the dates or periods presented.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Assets:
Cash and cash equivalents[1]	$336,581	$264,263	$226,217
Other assets	816,262	573,898	637,896
Less partners’ interest	771,875	546,907	572,753
Granite’s interest	380,968	291,254	291,360
Liabilities:
Accounts payable	216,663	146,198	133,914
Billings in excess of costs and estimated earnings[1]	276,982	156,604	162,951
Other liabilities	64,581	55,289	63,501
Less partners’ interest	385,506	251,412	254,865
Granite’s interest	172,720	106,679	105,501
Equity in construction joint ventures[2]	$208,248	$184,575	$185,859
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
2As of June 30, 2015, this balance included $0.8 million of deficit in construction joint ventures that is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Revenue:
Total	$466,144	$392,165	$909,551	$741,331
Less partners’ interest and adjustments[1]	327,980	268,526	636,100	528,383
Granite’s interest	138,164	123,639	273,451	212,948
Cost of revenue:
Total	436,230	345,704	846,301	643,166
Less partners’ interest and adjustments[1]	305,822	246,065	591,869	456,972
Granite’s interest	130,408	99,639	254,432	186,194
Granite’s interest in gross profit	$7,756	$24,000	$19,019	$26,754
1Partners’ interest represents amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies.
During the three and six months ended June 30, 2015, unconsolidated construction joint venture net income was $34.0 million and $67.4 million, respectively, of which our share was $7.3 million and $18.6 million, respectively. During the three and six months ended June 30, 2014, unconsolidated construction joint venture net income was $49.4 million and $100.4 million, respectively, of which our share was $23.2 million and $25.7 million, respectively. These joint venture net income amounts exclude our corporate overhead required to manage the joint ventures.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Line Item Joint Ventures
The revenue for each line item joint venture member’s discrete items of work is defined in the contract with the project owner and each venture member bears the profitability risk associated with its own work. There is not a single set of books and records for a line item joint venture. Each member accounts for its items of work individually as it would for any self-performed contract. We include only our portion of these contracts in our condensed consolidated financial statements. As of June 30, 2015, we had four active line item joint venture construction projects with total contract values ranging from $43.4 million to $87.0 million of which our portion ranged from $29.5 million to $64.5 million. As of June 30, 2015, our share of revenue remaining to be recognized on these line item joint ventures ranged from $2.0 million to $19.4 million.

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
Our investments in affiliates balance consists of the following:

(in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Equity method investments in real estate affiliates	$23,102	$22,623	$23,082
Equity method investment in other affiliate	9,553	9,738	10,854
Total investments in affiliates	$32,655	$32,361	$33,936
The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Total assets	$175,503	$170,174	$171,991
Net assets	103,539	97,639	98,342
Granite’s share of net assets	32,655	32,361	33,936
The equity method investments in real estate included $17.5 million, $16.5 million and $16.7 million in residential real estate in Texas as of June 30, 2015, December 31, 2014 and June 30, 2014, respectively. The remaining balances were in commercial real estate in Texas. Of the $175.5 million in total assets as of June 30, 2015, real estate entities had total assets ranging from $1.8 million to $63.8 million and the non-real estate entity had total assets of $20.8 million.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Property and Equipment, net
Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net on our condensed consolidated balance sheets as follows:

(in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Equipment and vehicles	$768,831	$767,313	$769,271
Quarry property	172,009	172,081	170,279
Land and land improvements	110,452	110,235	120,982
Buildings and leasehold improvements	82,628	82,655	83,994
Office furniture and equipment	70,903	70,820	70,192
Property and equipment	1,204,823	1,203,104	1,214,718
Less: accumulated depreciation and depletion	812,834	793,451	788,018
Property and equipment, net	$391,989	$409,653	$426,700

10.	Intangible Assets
Indefinite-lived Intangible Assets
Indefinite-lived intangible assets primarily consist of goodwill and use rights. Use rights of $0.4 million are included in other noncurrent assets on our condensed consolidated balance sheets as of June 30, 2015, December 31, 2014 and June 30, 2014.
The following table presents the goodwill balance by reportable segment:

(in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Construction	$29,260	$29,260	$29,260
Large Project Construction	22,593	22,593	22,593
Construction Materials	1,946	1,946	1,946
Total goodwill	$53,799	$53,799	$53,799
The results of operations and cash flows of our business are susceptible to fluctuations due to a variety of factors, including the size, frequency and profitability of contract awards. The Kenny Large Projects reporting unit is particularly susceptible to these fluctuations given its historically narrow end-market focus. A substantial decline in the actual and projected award rate may impact projected cash flows of any of our reporting units which could cause book value to exceed calculated fair value, resulting in the impairment of all or some portion of goodwill attributable to the Kenny Group Large Project Construction reporting unit.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amortized Intangible Assets
The following is the breakdown of our amortized intangible assets that are included in other noncurrent assets on our condensed consolidated balance sheets (in thousands):

		Accumulated
June 30, 2015	Gross Value	Amortization	Net Book Value
Permits	$29,713	$(13,677)	$16,036
Acquired backlog	7,900	(7,459)	441
Customer lists	4,398	(2,931)	1,467
Trade name	4,100	(1,079)	3,021
Covenants not to compete and other	2,459	(2,429)	30
Total amortized intangible assets	$48,570	$(27,575)	$20,995

		Accumulated
December 31, 2014	Gross Value	Amortization	Net Book Value
Permits	$29,713	$(13,115)	$16,598
Acquired backlog	7,900	(7,263)	637
Customer lists	4,398	(2,785)	1,613
Trade name	4,100	(863)	3,237
Covenants not to compete and other	2,459	(2,428)	31
Total amortized intangible assets	$48,570	$(26,454)	$22,116

		Accumulated
June 30, 2014	Gross Value	Amortization	Net Book Value
Permits	$29,713	$(12,554)	$17,159
Acquired backlog	7,900	(7,102)	798
Customer lists	4,398	(2,638)	1,760
Trade name	4,100	(647)	3,453
Covenants not to compete and other	2,459	(2,426)	33
Total amortized intangible assets	$48,570	$(25,367)	$23,203
Amortization expense related to amortized intangible assets for the three and six months ended June 30, 2015 was $0.5 million and $1.1 million, respectively. Amortization expense related to amortized intangible assets for the three and six months ended June 30, 2014 was $0.6 million and $1.2 million, respectively. Based on the amortized intangible assets balance at June 30, 2015, amortization expense expected to be recorded in the future is as follows: $1.4 million for the remainder of 2015; $1.8 million in 2016; $1.7 million in 2017; $1.7 million in 2018; $1.7 million in 2019; and $12.7 million thereafter.

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
As of June 30, 2015, senior notes payable in the amount of $200.0 million were due to a group of institutional holders in five equal annual installments beginning in 2015 and bear interest at 6.11% per annum (“2019 Notes”). As of June 30, 2015, we were in compliance with the covenants contained in our note purchase agreement governing our 2019 Notes (the “2019 NPA”) and the credit agreement governing the $215.0 million committed revolving credit facility, with a sublimit for letters of credit of $100.0 million (“Credit Agreement”), as well as the debt agreements related to our consolidated real estate entity. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.

12.	Weighted Average Shares Outstanding and Net Income (Loss) Per Share
Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares include stock options and restricted stock units. The following table presents a reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income (loss) per share as well as the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Numerator (basic and diluted):
Net income (loss) allocated to common shareholders for basic calculation	$9,613	$13,641	$1,053	$(6,913)

Denominator:
Weighted average common shares outstanding, basic	39,358	39,115	39,287	39,033
Dilutive effect of stock options and restricted stock units[1]	523	692	561	—
Weighted average common shares outstanding, diluted	39,881	39,807	39,848	39,033
Net income (loss) per share, basic	$0.24	$0.35	$0.03	$(0.18)
Net income (loss) per share, diluted	$0.24	$0.34	$0.03	$(0.18)

1Due to the net loss for the six months ended June 30, 2014, restricted stock units and common stock options representing approximately 746,000 shares have been excluded from the number of shares used in calculating diluted net loss per share, as their inclusion would be antidilutive.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Equity
The following tables summarize our equity activity for the periods presented (in thousands):

	Granite Construction Incorporated	Non-controlling Interests	Total Equity
Balance at December 31, 2014	$794,385	$22,721	$817,106
Purchase of common stock[1]	(3,332)	—	(3,332)
Other transactions with shareholders and employees[2]	5,092	—	5,092
Transactions with non-controlling interests, net	—	(1,282)	(1,282)
Net income (loss)	1,053	(124)	929
Dividends on common stock	(10,233)	—	(10,233)
Balance at June 30, 2015	$786,965	$21,315	$808,280

Balance at December 31, 2013	$781,940	$4,404	$786,344
Purchase of common stock[3]	(4,369)	—	(4,369)
Other transactions with shareholders and employees[2]	7,989	—	7,989
Transactions with non-controlling interests, net	—	12,804	12,804
Net (loss) income	(6,913)	7,858	945
Dividends on common stock	(10,170)	—	(10,170)
Balance at June 30, 2014	$768,477	$25,066	$793,543
1Represents 102,000 shares purchased in connection with employee tax withholding for units vested under our Amended and Restated 1999 Equity Incentive Plan.
2Amounts are comprised primarily of amortized restricted stock units.
3Represents 113,000 shares purchased in connection with employee tax withholding for units vested under our Amended and Restated 1999 Equity Incentive Plan.

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
Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in our condensed consolidated balance sheets. The aggregate liabilities recorded as of June 30, 2015, December 31, 2014 and June 30, 2014 related to these matters were approximately $9.5 million, $9.7 million and $9.9 million, respectively, and were primarily included in accrued expenses and other current liabilities. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, was zero to $0.7 million as of June 30, 2015. Our view as to such matters could change in future periods.
Investigation Related to Grand Avenue Project Disadvantaged Business Enterprise (“DBE”) Issues: On March 6, 2009, the U.S. Department of Transportation, Office of Inspector General served upon our wholly-owned subsidiary, Granite Construction Northeast, Inc. (“Granite Northeast”), a United States District Court, Eastern District of New York Grand Jury subpoena to produce documents. The subpoena sought all documents pertaining to the use of a DBE firm (the “Subcontractor”), and the Subcontractor’s use of a non-DBE subcontractor/consultant, on the Grand Avenue Bus Depot and Central Maintenance Facility for the Borough of Queens Project (the “Grand Avenue Project”), a Granite Northeast project, that began in 2004 and was substantially complete in 2008. The subpoena also sought any documents regarding the use of the Subcontractor as a DBE on any other projects and any other documents related to the Subcontractor or to the subcontractor/consultant. Granite Northeast produced the requested documents, together with other requested information. Subsequently, Granite Northeast was informed by the Department of Justice (“DOJ”) that it is a subject of an investigation, along with others, and that the DOJ believes that Granite Northeast’s claim of DBE credit for the Subcontractor was improper. In addition to the documents produced in response to the Grand Jury subpoena, Granite Northeast has provided requested information to the DOJ, along with other federal and state agencies (collectively the “Agencies”), concerning other DBE entities for which Granite Northeast has historically claimed DBE credit. The Agencies have informed Granite Northeast that they believe that the claimed DBE credit taken for some of those other DBE entities was improper. Granite Northeast has met several times since January 2013 with the DOJ and the Agencies’ representatives to discuss the government’s criminal investigation of the Grand Avenue Project participants, including Granite Northeast, and to discuss their respective positions on, and potential resolution of, the issues raised in the investigation. In connection with this investigation, Granite Northeast is subject to potential civil, criminal, and/or administrative penalties or sanctions, as well as additional future DBE compliance activities and the costs associated therewith. Granite believes that the incurrence of some form of penalty or sanction is probable, and has therefore recorded what it believes to be the most likely amount of liability it may incur in its condensed consolidated balance sheet as of June 30, 2015. The resolution of the matters under investigation could have additional consequences that could have a material adverse effect on our financial position, results of operations and/or liquidity.

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
The Large Project Construction segment focuses on large, complex infrastructure projects which typically have a longer duration than our Construction segment work. These projects include major highways, mass transit facilities, bridges, tunnels, waterway locks and dams, pipelines, canals, power-related facilities, utilities and airport infrastructure. This segment primarily includes bid-build, design-build, and construction management/general contractor contracts, together with various contract methods relating to Public Private Partnerships, generally with contract values in excess of $75 million.
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
Summarized segment information is as follows (in thousands):

	Three Months Ended June 30,
	Construction	Large Project Construction	Construction Materials	Total
2015
Total revenue from reportable segments	$305,605	$182,893	$113,449	$601,947
Elimination of intersegment revenue	—	—	(32,705)	(32,705)
Revenue from external customers	305,605	182,893	80,744	569,242
Gross profit	40,062	14,773	10,933	65,768
Depreciation, depletion and amortization	4,866	2,359	5,575	12,800
2014
Total revenue from reportable segments	$269,220	$244,328	$97,800	$611,348
Elimination of intersegment revenue	—	—	(25,478)	(25,478)
Revenue from external customers	269,220	244,328	72,322	585,870
Gross profit	24,827	50,792	6,796	82,415
Depreciation, depletion and amortization	4,229	4,020	5,512	13,761

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	Construction	Large Project Construction	Construction Materials	Total
2015
Total revenue from reportable segments	$494,125	$373,198	$167,149	$1,034,472
Elimination of intersegment revenue	—	—	(44,981)	(44,981)
Revenue from external customers	494,125	373,198	122,168	989,491
Gross profit	61,737	32,544	11,596	105,877
Depreciation, depletion and amortization	9,558	5,003	11,007	25,568
Segment assets	143,139	265,124	308,207	716,470

2014
Total revenue from reportable segments	$426,261	$431,663	$139,909	$997,833
Elimination of intersegment revenue	—	—	(32,116)	(32,116)
Revenue from external customers	426,261	431,663	107,793	965,717
Gross profit	33,972	66,583	3,267	103,822
Depreciation, depletion and amortization	8,244	7,224	10,860	26,328
Segment assets	150,113	253,646	327,310	731,069
A reconciliation of segment gross profit to consolidated income before provision for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Total gross profit from reportable segments	$65,768	$82,415	$105,877	$103,822
Selling, general and administrative expenses	49,094	51,098	101,297	100,346
Gain on sales of property and equipment	(475)	(2,993)	(1,286)	(3,886)
Other expense	2,635	1,819	4,468	4,197
Income before provision for income taxes	$14,514	$32,491	$1,398	$3,165

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Current Economic Environment and Outlook
At $3.0 billion at June 30, 2015, total company backlog continues to provide Granite with opportunities to grow. Dedicated federal transportation funding remains a concern. The two-year federal highway bill, Moving Ahead for Progress in the 21st Century, expired in September 2014 and the bill's second, short-term extension expires July 31, 2015. While we are encouraged that nearly a dozen states have enacted new, user-based transportation funding since 2013, Congressional action remains overdue for the infrastructure investment commitment required to allow regional transportation authorities, states, and municipalities the confidence to plan beyond the end of the next short-term patchwork funding cycle.
Once again in 2015, market conditions remain generally stable, but highly competitive. We continue to benefit overall from private non-residential activity, combined with growing revenue and profit synergies from our diversified markets.
The markets for projects within our Large Project Construction segment remain strong yet highly competitive. Granite is a highly desired partner for all types of work, including Public Private Partnerships. We continue to pursue significant bidding opportunities for our Large Project Construction segment, which include teaming arrangements with partners to bid on more than $20 billion of project opportunities over the next eighteen months.
As a result of schedule and scope changes associated with certain projects in our Large Project Construction segment, we are constantly evaluating the potential revision of estimated total costs and revenue in relation to those contracts. It is possible that any such contract estimate revisions could have a positive or negative material impact on our results of operations individually or in the aggregate.

Results of Operations
Our business is seasonal and can be affected by weather conditions in certain geographies. In addition, annual maintenance on our equipment and plants is typically performed during the first and second quarter, causing down time in operations. These factors can create variability in revenue and profit. Therefore, the results of operations of a given quarter are not necessarily indicative of the results to be expected for the full year.
The following table presents a financial summary on a comparative basis for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Total revenue	$569,242	$585,870	$989,491	$965,717
Gross profit	65,768	82,415	105,877	103,822
Operating income	17,149	34,310	5,866	7,362
Total other expense	2,635	1,819	4,468	4,197
Net income (loss) attributable to Granite Construction Incorporated	9,613	13,641	1,053	(6,913)

Revenue
Total Revenue by Segment

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2015		2014		2015		2014
Construction	$305,605	53.7%	$269,220	46.0%	$494,125	50.0%	$426,261	44.1%
Large Project Construction	182,893	32.1	244,328	41.7	373,198	37.7	431,663	44.7
Construction Materials	80,744	14.2	72,322	12.3	122,168	12.3	107,793	11.2
Total	$569,242	100.0%	$585,870	100.0%	$989,491	100.0%	$965,717	100.0%
Construction Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2015		2014		2015		2014
California:
Public sector	$93,522	30.6%	$92,756	34.4%	$158,471	31.9%	$159,277	37.2%
Private sector	18,649	6.1	18,037	6.7	44,884	9.1	35,695	8.4
Northwest:
Public sector	121,074	39.6	91,697	34.1	158,928	32.2	114,120	26.8
Private sector	21,361	7.0	23,677	8.8	49,820	10.1	42,899	10.1
Heavy Civil:
Public sector	8,131	2.7	3,004	1.1	15,089	3.1	5,855	1.4
Kenny:
Public sector	25,444	8.3	30,353	11.3	33,876	6.9	45,922	10.8
Private sector	17,424	5.7	9,696	3.6	33,057	6.7	22,493	5.3
Total	$305,605	100.0%	$269,220	100.0%	$494,125	100.0%	$426,261	100.0%
Construction revenue for the three and six months ended June 30, 2015 increased by $36.4 million, or 13.5%, and $67.9 million, or 15.9%, respectively, compared to the same periods in 2014. The increase was primarily due to early season work in the Northwest operating group, new work in the Heavy Civil operating group and estimated cost recoveries on claims in the California and Northwest operating groups.
Large Project Construction Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2015		2014		2015		2014
Heavy Civil[1]	$139,881	76.4%	$192,188	78.7%	$280,400	75.2%	$334,171	77.4%
Northwest[1]	14,600	8.0	5,555	2.3	24,311	6.5	8,457	2.0
California[1]	5,817	3.2	17,571	7.1	10,942	2.9	34,808	8.0
Kenny
Public sector	16,920	9.3	23,601	9.7	39,731	10.6	41,789	9.7
Private sector	5,675	3.1	5,413	2.2	17,814	4.8	12,438	2.9
Total	$182,893	100.0%	$244,328	100.0%	$373,198	100.0%	$431,663	100.0%
1For the periods presented, this Large Project Construction revenue was earned from the public sector.
Large Project Construction revenue for the three and six months ended June 30, 2015 decreased by $61.4 million, or 25.1%, and $58.5 million, or 13.5%, respectively, compared to the same periods in 2014 due to net decreases in settlements of outstanding issues with contract owners in 2015 relative to 2014, profit recognition threshold met on certain large projects in 2014, as well as ongoing projects completing or nearing completion while new projects are still in the early stages of completion. Decreases were partially offset by increases from entering the year with greater backlog than in 2014 in the Northwest operating group.

Construction Materials Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2015		2014		2015		2014
California	$48,086	59.6%	$39,715	54.9%	$77,208	63.2%	$64,183	59.5%
Northwest	32,658	40.4	32,607	45.1	44,960	36.8	43,610	40.5
Total	$80,744	100.0%	$72,322	100.0%	$122,168	100.0%	$107,793	100.0%
Construction Materials revenue for the three and six months ended June 30, 2015 increased by $8.4 million, or 11.6%, and $14.4 million, or 13.3%, respectively, compared to the same periods in 2014 primarily due to stronger economic drivers in most of the Western states where we operate our plant facilities.

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
Total Contract Backlog by Segment

(dollars in thousands)	June 30, 2015		March 31, 2015		June 30, 2014
Construction	$831,067	27.7%	$749,261	25.5%	$974,986	38.1%
Large Project Construction	2,169,736	72.3	2,187,888	74.5	1,586,879	61.9
Total	$3,000,803	100.0%	$2,937,149	100.0%	$2,561,865	100.0%
Construction Contract Backlog

(dollars in thousands)	June 30, 2015		March 31, 2015		June 30, 2014
California:
Public sector	$330,071	39.7%	$275,448	36.7%	$352,760	36.1%
Private sector	51,258	6.2	49,368	6.6	76,777	7.9
Northwest:
Public sector	252,816	30.4	229,847	30.6	321,748	33.0
Private sector	25,928	3.1	18,672	2.5	50,673	5.2
Heavy Civil:
Public sector	24,815	3.0	36,400	4.9	41,347	4.2
Kenny:
Public sector	75,778	9.1	61,833	8.3	62,890	6.5
Private sector	70,401	8.5	77,693	10.4	68,791	7.1
Total	$831,067	100.0%	$749,261	100.0%	$974,986	100.0%
Construction contract backlog of $831.1 million at June 30, 2015 was $81.8 million, or 10.9%, higher than at March 31, 2015 due to improved success rates on bidding activity, and was $143.9 million, or 14.8%, lower than at June 30, 2014 due to progress on existing projects and timing of new awards. Significant new awards during the three months ended June 30, 2015, included a $39.0 million rapid transit project and a $22.3 million highway widening project, both in California, as well as a $27.1 million highway interchange improvement project in Washington.

Large Project Construction Contract Backlog

(dollars in thousands)	June 30, 2015		March 31, 2015		June 30, 2014
Heavy Civil[1]	$1,860,233	85.7%	$1,908,109	87.2%	$1,262,349	79.6%
Northwest[1]	86,971	4.0	29,658	1.4	1,667	0.1
California[1]	11,416	0.5	17,643	0.8	35,183	2.2
Kenny:
Public sector[2]	118,537	5.5	134,298	6.1	198,046	12.5
Private sector	92,579	4.3	98,180	4.5	89,634	5.6
Total	$2,169,736	100.0%	$2,187,888	100.0%	$1,586,879	100.0%
1For the periods presented, this Large Project Construction contract backlog is related to contracts with public agencies.
2As of June 30, 2015, March 31, 2015 and June 30, 2014, $22.5 million, $26.2 million and $44.2 million, respectively, of Kenny public sector contract backlog was translated from Canadian dollars to U.S. dollars at the spot rate in effect at the date of reporting.
Large Project Construction contract backlog of $2.2 billion as of June 30, 2015 was $18.2 million, or 0.8%, lower than at March 31, 2015 and $582.9 million, or 36.7%, higher than at June 30, 2014. The increase compared to June 30, 2014 was from our $696.6 million share of the I-4 Ultimate project in Florida awarded in late 2014, our $359.6 million share of the Rapid Bridge replacement project in Pennsylvania and the $152.4 million South East Connector Project in Nevada awarded in early 2015, partially offset by progress on existing projects.
Non-controlling partners’ share of Large Project Construction contract backlog as of June 30, 2015, March 31, 2015, and June 30, 2014 was $17.7 million, $21.2 million and $36.5 million, respectively.

Gross Profit
The following table presents gross profit by business segment for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Construction	$40,062	$24,827	$61,737	$33,972
Percent of segment revenue	13.1%	9.2%	12.5%	8.0%
Large Project Construction	14,773	50,792	32,544	66,583
Percent of segment revenue	8.1	20.8	8.7	15.4
Construction Materials	10,933	6,796	11,596	3,267
Percent of segment revenue	13.5	9.4	9.5	3.0
Total gross profit	$65,768	$82,415	$105,877	$103,822
Percent of total revenue	11.6%	14.1%	10.7%	10.8%
Construction gross profit for the three and six months ended June 30, 2015 increased by $15.2 million, or 61.4%, and $27.8 million, or 81.7%, respectively, compared to the same periods in 2014. Construction gross profit as a percentage of segment revenue for the three and six months ended June 30, 2015 increased to 13.1% from 9.2% and to 12.5% from 8.0%, respectively, when compared to the same periods in 2014. The increases were primarily due to $6.8 million of estimated cost recovery on claims during the six months, the impact of increased volume, better project execution providing reduced project write-downs and overall economic improvement.
Large Project Construction gross profit for the three and six months ended June 30, 2015 decreased by $36.0 million, or 70.9%, and $34.0 million, or 51.1%, respectively, when compared to the same periods in 2014. Large Project Construction gross profit as a percentage of segment revenue for the three and six months ended June 30, 2015 decreased to 8.1% from 20.8% and to 8.7% from 15.4%, respectively, when compared to the same periods in 2014. The decreases were primarily due to net decreases during the three and six months ended June 30, 2015 compared to the same periods in 2014 from revisions in estimates and gross profit recognized on projects that reached initial profit recognition (see Note 3 of “Notes to the Condensed Consolidated Financial Statements”).
Construction Materials gross profit for the three and six months ended June 30, 2015 increased by $4.1 million, or 60.9%, and $8.3 million, or 254.9%, respectively, when compared to the same periods in 2014. The increases were primarily due to increased volumes from increased operational efficiencies and overall improvement in the economy.

Revenue in an amount equal to cost incurred is recognized if there is not sufficient information to determine the estimated profit on the project with a reasonable level of certainty. Gross profit can vary significantly in periods where previously deferred profit is recognized on one or more projects or, conversely, if we have outstanding claims that are not probable or estimable or a higher percentage of projects are in their early stages with no associated gross profit recognition.

Selling, General and Administrative Expenses
The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Selling
Salaries and related expenses	$10,892	$11,336	$22,941	$23,209
Other selling expenses	2,157	3,217	3,930	4,566
Total selling[1]	13,049	14,553	26,871	27,775
General and administrative
Salaries and related expenses	16,830	17,182	34,925	33,181
Restricted stock amortization	1,702	2,390	5,956	7,880
Other general and administrative expenses	17,513	16,973	33,545	31,510
Total general and administrative[1]	36,045	36,545	74,426	72,571
Total selling, general and administrative	$49,094	$51,098	$101,297	$100,346
Percent of revenue	8.6%	8.7%	10.2%	10.4%
1During the three and six months ended June 30, 2014, $1.4 million and $2.3 million, respectively, was reclassified from general and administrative expenses to selling expenses for comparability purposes.
Selling, general and administrative expenses for the three and six months ended June 30, 2015 decreased $2.0 million, or 3.9%, and increased $1.0 million, or 0.9%, respectively, compared to the same periods in 2014.
Selling Expenses
Selling expenses include the costs for estimating and bidding, business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses during the three and six months ended June 30, 2015 decreased $1.5 million, or 10.3%, and $0.9 million, or 3.3%, respectively, compared to the same periods in 2014 primarily due to significant bidding activity in 2014 related to two large projects.
General and Administrative Expenses
General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. These costs include variable cash and restricted stock performance-based incentives for select management personnel on which our compensation strategy heavily relies. The cash portion of these incentives is expensed annually when earned while the restricted stock portion is expensed as earned over the vesting period of the restricted stock award (generally three years). Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses.
Total general and administrative expenses for the three and six months ended June 30, 2015 decreased $0.5 million, or 1.4%, and increased $1.9 million, or 2.6%, respectively, compared to the same periods in 2014. The increase during the six months was primarily due to a decrease in other general and administrative expenses related to a $0.5 million recovery of doubtful accounts which reduced expenses in 2014.

Other (Income) Expense
The following table presents the components of other (income) expense for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Interest income	$(528)	$(413)	$(970)	$(893)
Interest expense	3,985	4,339	7,481	7,937
Equity in income of affiliates	(670)	(410)	(607)	(1,202)
Other income, net	(152)	(1,697)	(1,436)	(1,645)
Total other expense	$2,635	$1,819	$4,468	$4,197
The decreases in other income, net, for the three and six months ended June 30, 2015 compared to the same periods in 2014 were primarily due to decreases in gains recognized on the interest rate swap in the respective periods - see further discussion in Liquidity and Capital Resources below and in Note 5 of “Notes to the Condensed Consolidated Financial Statements.”
Income Taxes
The following table presents the provision for income taxes for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Provision for income taxes	$4,975	$10,284	$469	$2,220
Effective tax rate	34.3%	31.7%	33.5%	70.1%
We calculate our income tax provision at the end of each interim period by estimating our annual effective tax rate and applying that rate to our year-to-date ordinary earnings. The effect of changes in enacted tax laws, tax rates or tax status is recognized in the interim period in which the change occurs.
Our effective tax rate increased to 34.3% for the three months ended June 30, 2015 from 31.7% for the three months ended June 30, 2014 primarily due to a decrease in non-controlling interests. Our effective tax rate decreased to 33.5% for the six months ended June 30, 2015 from 70.1% for the six months ended June 30, 2014 primarily due to the effect of state tax laws which were enacted during the three months ended March 31, 2014.

Certain Legal Proceedings
As discussed in Note 14 of “Notes to the Condensed Consolidated Financial Statements,” under certain circumstances the resolution of certain legal proceedings to which we are subject could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations, cash flows and/or liquidity.

Liquidity and Capital Resources
The timing differences between our cash inflows and outflows require us to maintain adequate levels of working capital. We believe our cash and cash equivalents, short-term investments, available borrowing capacity and cash expected to be generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations for the next twelve months. We maintain a collateralized revolving credit facility of $215.0 million, of which $125.8 million was available at June 30, 2015, primarily to provide capital needs to fund growth opportunities, either internal or generated through acquisitions (see Credit Agreement discussion below for further information). We do not anticipate that this credit facility will be required to fund future working capital needs associated with our existing operations. However, we have the ability and intent to draw on this credit facility or obtain another source of financing during 2015 to re-pay $40.0 million of maturing 2019 Notes (defined in Senior Notes Payable section below). If we experience a prolonged change in our business operating results or make a significant acquisition, we may need to acquire additional sources of financing, which, if available, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available on terms acceptable to us.
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
The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated joint ventures, as of the respective dates:

(in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Cash and cash equivalents excluding consolidated joint ventures	$141,184	$194,685	$117,349
Consolidated construction joint venture cash and cash equivalents[1]	46,963	61,276	29,109
Total consolidated cash and cash equivalents	188,147	255,961	146,458
Short-term and long-term marketable securities[2]	88,068	102,067	112,132
Total cash, cash equivalents and marketable securities	$276,215	$358,028	$258,590

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
Our primary sources of liquidity are cash and cash equivalents, marketable securities and cash generated from operations. We may also from time to time access our credit facility, issue and sell equity, debt or hybrid securities or engage in other capital markets transactions.
Our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions. Marketable securities consist of U.S. Government and agency obligations and commercial paper.
Consolidated joint ventures were responsible for $14.3 million, or 21.1%, of the $67.8 million decrease in cash and cash equivalents during the six months ended June 30, 2015. Granite’s portion of consolidated joint venture cash and cash equivalents was $29.9 million, $38.6 million and $17.8 million as of June 30, 2015, December 31, 2014 and June 30, 2014, respectively. Granite’s portion of unconsolidated joint venture cash and cash equivalents was $104.5 million, $80.2 million and $76.4 million as of June 30, 2015, December 31, 2014 and June 30, 2014, respectively. Cash and cash equivalents held by our joint ventures are primarily used to fulfill the working capital needs of each joint venture’s project, and generally cannot be distributed to any of the venture partners without the consent of the majority of the venture members.
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

In March 2014, we entered into an interest rate swap with a notional amount of $100.0 million which matures in June 2018 to convert the interest rate of our 2019 Notes (defined in Senior Notes Payable section below) from a fixed rate of 6.11% to a floating rate of 4.15% plus six-month LIBOR. LIBOR floating rate is variable and subject to market changes over the life of the swap. The interest rate swap is reported at fair value using Level 2 inputs, and gains or losses, including net periodic settlement amounts, are recorded in other (income) expense, net in our condensed consolidated statements of operations. During the three and six months ended June 30, 2015, we recorded a net loss of less than $0.1 million and a net gain of $1.3 million, respectively, and during the three and six months ended June 30, 2014, we recorded a net gain of $1.2 million and $0.9 million, respectively. The fair value of the interest rate swap is recorded in other current assets on the condensed consolidated balance sheets and was $0.9 million, $0.3 million and $0.6 million as of June 30, 2015, December 31, 2014 and June 30, 2014, respectively.
In March 2014, we entered into two diesel commodity swaps covering the periods from May 2014 to October 2014 and from May 2015 to October 2015 which represented roughly 25% of our forecasted purchases for diesel during these periods.  In May 2014, we entered into two natural gas commodity swaps covering the periods from June 2014 to October 2014 and from May 2015 to October 2015 representing roughly 25% of our forecasted purchases of natural gas during these periods. The commodity swaps are reported at fair value using Level 2 inputs, and gains or losses, including net periodic settlement amounts, are recorded in other (income) expense, net in our condensed consolidated statements of operations, and was immaterial for all periods presented. The fair values of the commodity swaps are recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheets and were $1.6 million, $1.7 million and $0.1 million as of June 30, 2015, December 31, 2014 and June 30, 2014, respectively.
Cash Flows

	Six Months Ended June 30,
(in thousands)	2015	2014
Net cash (used in) provided by:
Operating activities	$(56,663)	$(72,388)
Investing activities	3,548	(9,197)
Financing activities	(14,699)	(1,078)
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
Cash used in operating activities of $56.7 million for the six months ended June 30, 2015 represents a $15.7 million decrease from the cash used in operating activities during the same period in 2014. The favorable change was mainly attributable to a $31.2 million increase in cash from working capital and a $6.0 million increase in net income after adjusting for non-cash items, offset by a $21.5 million decrease in net cash from unconsolidated joint ventures.
Cash provided by investing activities of $3.5 million for the six months ended June 30, 2015 represents a $12.7 million change from the cash used in investing activities of $9.2 million during the same period in 2014. The change was primarily due to an increase in net proceeds from marketable securities driven by the Company’s cash flow requirements and/or the maturities of investments.
Cash used in financing activities of $14.7 million for the six months ended June 30, 2015 represents a $13.6 million increase from the cash used in financing activities during the same period in 2014. The change was primarily driven by a $14.0 million decrease in net contributions from non-controlling partners related to consolidated construction joint ventures partially offset by a $1.0 million decrease in the purchases of common stock.
Capital Expenditures
During the six months ended June 30, 2015, we had capital expenditures of $16.2 million compared to $20.1 million during the same period in 2014. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate investing between $40.0 million and $60.0 million in capital expenditures during 2015. During the year ended December 31, 2014, we had capital expenditures of $43.4 million.

Credit Agreement
We have a $215.0 million committed revolving credit facility, with a sublimit for letters of credit of $100.0 million (the “Credit Agreement”), which expires on October 11, 2016, of which $125.8 million was available at June 30, 2015. At June 30, 2015, December 31, 2014 and June 30, 2014, there was a revolving loan of $70.0 million outstanding under the Credit Agreement related to financing the Kenny acquisition, which is included in long-term debt on the condensed consolidated balance sheets. In addition, as of June 30, 2015, there were standby letters of credit totaling $19.3 million. The letters of credit will expire between August 2015 and December 2018.
Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on certain financial ratios calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin was 2.50% for loans bearing interest based on LIBOR and 1.50% for loans bearing interest at the base rate at June 30, 2015. Accordingly, the effective interest rate was between 2.78% and 4.75% at June 30, 2015. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Credit Agreement’s maturity date. Borrowings at a LIBOR rate have a term no less than one month and no greater than six months. Typically, at the end of such term, such borrowings may be paid off or rolled over at our discretion into either a borrowing at the base rate or a borrowing at a LIBOR rate with similar terms, not to exceed the maturity date of the Credit Agreement. On a periodic basis, we assess the timing of payment depending on facts and circumstances that exist at the time of our assessment. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are collateralized on an equivalent basis with the obligations under the 2019 Notes (defined below) by first priority liens (subject only to other liens permitted under the Credit Agreement) on substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement.
The Credit Agreement provides for the release of the liens securing the obligations, at our option and expense, so long as certain conditions as defined by the terms in the Credit Agreement are satisfied (“Collateral Release Period”). However, if subsequent to exercising the option, our Consolidated Fixed Charge Coverage Ratio is less than 1.25 or our Consolidated Leverage Ratio is greater than 2.50, then we will be required to promptly re-pledge substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement. As of June 30, 2015, the conditions for the exercise of the unsecured option were satisfied.
Senior Notes Payable
As of June 30, 2015, senior notes payable in the amount of $200.0 million were due to a group of institutional holders in five equal annual installments beginning in 2015 and bear interest at 6.11% per annum (“2019 Notes”). In March 2014, we entered into an interest rate swap to convert the interest rate from a fixed rate of 6.11% to a floating rate of 4.15% plus six-month LIBOR (see Liquidity and Capital Resources section above for further discussion). The first installment of the 2019 Notes is included in long-term debt on the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 as we have the ability and intent to pay this installment using borrowings under the Credit Agreement (defined in Credit Agreement section above) or by obtaining another source of financing.
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

Surety Bonds and Real Estate Mortgages
We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At June 30, 2015, approximately $2.6 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.
Our real estate held for development and sale is subject to mortgage indebtedness. This indebtedness is non-recourse to Granite but is recourse to the real estate entity. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate project as it progresses through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entity to repay portions of the debt. As of June 30, 2015, the principal amount of debt of our consolidated real estate entity secured by a mortgage was $6.1 million which was included in current liabilities on the condensed consolidated balance sheets.
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
As of June 30, 2015 and pursuant to the definitions in the agreements, our Consolidated Tangible Net Worth was $758.4 million, which exceeded the minimum of $630.0 million, our Consolidated Leverage Ratio was 2.69, which did not exceed the maximum of 3.00, and our Consolidated Interest Coverage Ratio was 7.57, which exceeded the minimum of 4.00.
As of June 30, 2015, we were in compliance with all covenants contained in the Credit Agreement and 2019 NPA, as amended, and the debt agreements related to our consolidated real estate entity. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.
Share Purchase Program
In 2007, our Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion. As of June 30, 2015, $64.1 million remained available under this authorization. We did not purchase shares under the share purchase program in any of the periods presented. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors. Purchases under the share purchase program may be commenced, suspended or discontinued at any time and from time to time without prior notice.
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
Evaluation of Disclosure Controls and Procedures
Our management carried out, as of June 30, 2015, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
During the quarter ended June 30, 2015, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2015, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended June 30, 2015:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
April 1, 2015 through April 30, 2015	2,267	$35.09	—	$64,065,401
May 1, 2015 through May 31, 2015	521	$37.00	—	$64,065,401
June 1, 2015 through June 30, 2015	1,165	$36.64	—	$64,065,401
	3,953	$35.80	—
1The number of shares purchased is in connection with employee tax withholding for units vested under our Amended and Restated 1999 Equity Incentive Plan.
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

GRANITE CONSTRUCTION INCORPORATED

Date:	July 30, 2015	By:	/s/ Laurel J. Krzeminski
Laurel J. Krzeminski
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)