Form 10-Q
period 2015-09-30
GRANITE CONSTRUCTION INC
filed 2015-11-02
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 22, 2015.

Class	Outstanding
Common Stock, $0.01 par value	39,382,715

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)
	September 30, 2015	December 31, 2014	September 30, 2014
ASSETS
Current assets
Cash and cash equivalents ($41,052, $61,276 and $29,518 related to consolidated construction joint ventures (“CCJVs”)	$221,785	$255,961	$167,174
Short-term marketable securities	17,607	25,504	27,950
Receivables, net ($36,527, $36,781 and $45,483 related to CCJVs)	456,688	310,934	417,628
Costs and estimated earnings in excess of billings ($365, $129 and $21,105 related to CCJVs)	56,971	36,411	62,823
Inventories	60,289	68,920	74,605
Real estate held for development and sale	11,609	11,609	11,773
Deferred income taxes	39,272	53,231	55,874
Equity in construction joint ventures	219,652	184,575	181,259
Other current assets	18,863	23,033	21,743
Total current assets	1,102,736	970,178	1,020,829
Property and equipment, net ($6,068, $11,969 and $16,172 related to CCJVs)	385,036	409,653	424,272
Long-term marketable securities	70,646	76,563	74,140
Investments in affiliates	33,077	32,361	34,177
Goodwill	53,799	53,799	53,799
Other noncurrent assets	73,412	77,940	75,826
Total assets	$1,718,706	$1,620,494	$1,683,043

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$22	$21	$21
Current maturities of non-recourse debt	5,822	1,226	1,226
Accounts payable ($10,438, $18,009 and $22,951 related to CCJVs)	196,885	151,935	205,493
Billings in excess of costs and estimated earnings ($13,794, $32,830 and $23,138 related to CCJVs)	122,409	108,992	115,809
Accrued expenses and other current liabilities ($1,148, $2,714 and $3,110 related to CCJVs)	224,101	200,652	221,618
Total current liabilities	549,239	462,826	544,167
Long-term debt	270,105	270,105	270,127
Long-term non-recourse debt	—	5,516	5,822
Other long-term liabilities	41,211	44,495	45,887
Deferred income taxes	21,646	20,446	9,977
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding 39,380,053 shares as of September 30, 2015, 39,186,386 shares as of December 31, 2014 and 39,152,255 shares as of September 30, 2014	394	392	391
Additional paid-in capital	137,974	134,177	132,396
Retained earnings	675,927	659,816	648,017
Total Granite Construction Incorporated shareholders’ equity	814,295	794,385	780,804
Non-controlling interests	22,210	22,721	26,259
Total equity	836,505	817,106	807,063
Total liabilities and equity	$1,718,706	$1,620,494	$1,683,043
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Construction	$427,018	$447,097	$921,143	$873,357
Large Project Construction	217,084	179,446	590,282	611,110
Construction Materials	107,274	93,221	229,442	201,014
Total revenue	751,376	719,764	1,740,867	1,685,481
Cost of revenue
Construction	362,720	398,295	795,108	790,584
Large Project Construction	194,512	173,767	535,166	538,846
Construction Materials	93,246	81,010	203,818	185,536
Total cost of revenue	650,478	653,072	1,534,092	1,514,966
Gross profit	100,898	66,692	206,775	170,515
Selling, general and administrative expenses	50,077	47,386	151,374	147,731
Gain on sales of property and equipment	(804)	(3,004)	(2,090)	(6,891)
Operating income	51,625	22,310	57,491	29,675
Other (income) expense
Interest income	(591)	(451)	(1,561)	(1,343)
Interest expense	3,485	2,488	10,966	10,426
Equity in income of affiliates	(1,155)	(1,109)	(1,762)	(2,310)
Other expense (income), net	27	1,196	(1,409)	(450)
Total other expense	1,766	2,124	6,234	6,323
Income before provision for income taxes	49,859	20,186	51,257	23,352
Provision for income taxes	17,679	6,081	18,148	8,301
Net income	32,180	14,105	33,109	15,051
Amount attributable to non-controlling interests	(1,421)	1,177	(1,297)	(6,681)
Net income attributable to Granite Construction Incorporated	$30,759	$15,282	$31,812	$8,370

Net income per share attributable to common shareholders (see Note 12)
Basic	$0.78	$0.39	$0.81	$0.21
Diluted	$0.77	$0.38	$0.80	$0.21
Weighted average shares of common stock
Basic	39,378	39,150	39,317	39,073
Diluted	39,897	39,813	39,863	39,790
Dividends per common share	$0.13	$0.13	$0.39	$0.39
 The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)
Nine Months Ended September 30,	2015	2014
Operating activities
Net income	$33,109	$15,051
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	48,517	49,968
Gain on sales of property and equipment	(2,090)	(6,891)
Change in deferred income taxes	14,967	1,795
Stock-based compensation	6,962	8,933
Equity in net income from unconsolidated joint ventures	(29,465)	(27,001)
Changes in assets and liabilities:
Receivables	(148,791)	(103,913)
Costs and estimated earnings in excess of billings, net	3,621	(44,126)
Inventories	8,631	(12,131)
Contributions to unconsolidated construction joint ventures	(55,394)	(24,797)
Distributions from unconsolidated construction joint ventures	41,558	46,991
Other assets, net	5,719	5,455
Accounts payable	48,034	43,710
Accrued expenses and other current liabilities, net	16,493	123
Net cash used in operating activities	(8,129)	(46,833)
Investing activities
Purchases of marketable securities	(54,961)	(49,975)
Maturities of marketable securities	26,700	40,000
Proceeds from called marketable securities	45,000	25,000
Purchases of property and equipment	(26,144)	(37,471)
Proceeds from sales of property and equipment	3,439	12,257
Other investing activities, net	598	(1,109)
Net cash used in investing activities	(5,368)	(11,298)
Financing activities
Cash dividends paid	(15,326)	(15,229)
Purchases of common stock	(3,325)	(4,751)
(Distributions to) contributions from non-controlling partners, net	(1,740)	15,156
Other financing activities, net	(288)	1,008
Net cash used in financing activities	(20,679)	(3,816)
Decrease in cash and cash equivalents	(34,176)	(61,947)
Cash and cash equivalents at beginning of period	255,961	229,121
Cash and cash equivalents at end of period	$221,785	$167,174

Supplementary Information
Cash paid during the period for:
Interest	$7,787	$6,911
Income taxes	450	2,293
Other non-cash operating activities:
Performance guarantees	$(10,700)	$21,332
Non-cash investing and financing activities:
Restricted stock units issued, net of forfeitures	$5,924	$6,862
Accrued cash dividends	5,119	5,090
Accrued equipment purchases	3,245	(671)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” “Company” or “Granite”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at September 30, 2015 and 2014 and the results of our operations and cash flows for the periods presented. The December 31, 2014 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.
Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.
We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements, except as follows:
Change in Accounting Policy for Affirmative Claims
Unresolved contract modifications and claims to recover additional costs to which the Company believes it is entitled under the terms of the customers’ contracts are pending or have been submitted on certain projects. The owners or their authorized representatives and/or other third parties may be in partial or full agreement with the modifications or claims, or may have rejected or disagree entirely or partially as to such entitlement.
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
The effect of adopting the new accounting policy for customer claims was an increase in revenue and gross profit of $35.0 million and $44.7 million for the three and nine months ended September 30, 2015, respectively. During the nine months ended September 30, 2014 customer claim settlements had a gross profit impact of $23.2 million. There were no customer claim settlements during the three months ended September 30, 2014. Recognition of estimated recovery for affirmative claims increases costs and estimated earnings in excess of billings and may remain outstanding for more than twelve months.
Gross profit associated with claims against non-customers, such as vendors, designers or subcontractors, continues to be recognized when the claims are settled. During the three and nine months ended September 30, 2015 and three months ended September 30, 2014, there were no claim settlements with non-customers. During the nine months ended September 30, 2014, gross profit from claim settlements with non-customers was $7.9 million.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The potential increase or decrease to gross profit from recoveries for contract modifications and claims may be material in future periods when claims, or a portion of such claims, against customers become probable and estimable, estimates are revised or when claims against other third parties are settled. In addition, the Company may incur additional costs when pursuing such potential recoveries or as a result of settlement.

2.	Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Therefore, the ASU will be effective commencing with our quarter ending March 31, 2018. We are currently assessing the potential impact of this ASU on our consolidated financial statements.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU will be effective commencing with our quarter ending March 31, 2016. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
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
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Topic 330, Inventory, requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments to ASU No. 2015-11 require an entity to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU will be effective commencing with our quarter ending March 31, 2017. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements which permits debt issuance costs for line-of-credit arrangements to be deferred and presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The ASU will be effective commencing with our quarter ending March 31, 2016. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, rather than retrospectively adjust previously issued financial statements. The ASU will be effective commencing with our quarter ending March 31, 2016. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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
We recognize revisions to estimated total costs as soon as the obligation to perform is determined. When we experience significant changes in our estimates of costs to complete, we undertake a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as a revision in estimates for the current period. In our review of these changes for the three and nine months ended September 30, 2015 and 2014, we did not identify any amounts that should have been recorded in a prior period. We use the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. Under this method, revisions in estimates are accounted for in their entirety in the period of change. There can be no assurance that we will not experience future changes in circumstances or otherwise be required to revise our profitability estimates.
Revenue in an amount equal to cost incurred is recognized if there is not sufficient information to determine the estimated profit on the project with a reasonable level of certainty. The gross profit impact from projects that reached initial profit recognition is not considered to be a change in estimate for purposes of the tables below and is therefore excluded. During the three and nine months ended September 30, 2015, the gross profit impact from projects that reached initial profit recognition was $8.3 million and $21.6 million, respectively. During the three and nine months ended September 30, 2014, the gross profit impact from projects that reached initial profit recognition was $21.4 million and $50.0 million, respectively.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Construction
The net changes in project profitability from revisions in estimates, both increases and decreases that individually had an impact of $1.0 million or more on gross profit were net increases of $3.7 million and $9.4 million for the three and nine months ended September 30, 2015, respectively. The net changes for the three and nine months ended September 30, 2014 were net decreases of $1.0 million and $9.3 million, respectively. The projects are summarized as follows:

Increases

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2015	2014	2015	2014
Number of projects with upward estimate changes	1	—	7	2
Range of increase in gross profit from each project, net	$5.1	$—	$1.0 - 5.0	$1.1 - 1.2
Increase to project profitability	$5.1	$—	$15.3	$2.3

The increases during the three and nine months ended September 30, 2015 were due to settlements of outstanding issues with contract owners and lower costs than anticipated, as well as estimated cost recovery from claims during the nine months. The increases during the nine months ended September 30, 2014 were due to owner-directed scope changes and lower costs than originally anticipated.

Decreases

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2015	2014	2015	2014
Number of projects with downward estimate changes	1	1	3	5
Range of reduction in gross profit from each project, net	$1.4	$1.0	$1.5 - 2.3	$1.7 - 2.9
Decrease to project profitability	$1.4	$1.0	$5.9	$11.6

The decreases during the three and nine months ended September 30, 2015 and 2014 were due to additional costs and lower productivity than originally anticipated.

Large Project Construction
The net changes in project profitability from revisions in estimates, both increases and decreases that individually had an impact of $1.0 million or more on gross profit were net increases of $5.1 million and $1.8 million for the three and nine months ended September 30, 2015, respectively. The net changes for the three and nine months ended September 30, 2014 were a net decrease of $8.5 million and a net increase of $25.9 million, respectively. Amounts attributable to non-controlling interests were $1.4 million and $0.3 million of the net increases for the three and nine months ended September 30, 2015, respectively, and were $1.8 million of the net decrease and $5.8 million of the net increase for the three and nine months ended September 30, 2014, respectively. The projects are summarized as follows:
Increases

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2015	2014	2015	2014
Number of projects with upward estimate changes	4	2	7	9
Range of increase in gross profit from each project, net	$1.0 - 3.9	$1.3 - 3.8	$1.5 - 5.1	$1.1 - 11.8
Increase to project profitability	$9.4	$5.1	$19.9	$43.0
The increases during the three and nine months ended September 30, 2015 were due to settlements of outstanding issues with contract owners and owner-directed scope changes, as well as estimated cost recovery from claims during the nine months. The increases during the three and nine months ended September 30, 2014 were due to higher productivity than originally anticipated, owner-directed scope changes and settlements of outstanding issues with contract owners.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Decreases

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2015	2014	2015	2014
Number of projects with downward estimate changes	2	3	5	3
Range of reduction in gross profit from each project, net	$1.8 - 2.6	$2.0 - 7.0	$2.6 - 4.6	$1.3 - 13.9
Decrease to project profitability	$4.3	$13.6	$18.1	$17.1
The decreases during the three and nine months ended September 30, 2015 and 2014 were due to additional costs and lower productivity than originally anticipated.

4.	Marketable Securities
All marketable securities were classified as held-to-maturity as of the dates presented and the carrying amounts of held-to-maturity securities were as follows:

(in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
U.S. Government and agency obligations	$7,625	$10,511	$12,967
Commercial paper	9,982	14,993	14,983
Total short-term marketable securities	17,607	25,504	27,950
U.S. Government and agency obligations	70,646	76,563	74,140
Total long-term marketable securities	70,646	76,563	74,140
Total marketable securities	$88,253	$102,067	$102,090
Scheduled maturities of held-to-maturity investments were as follows:

(in thousands)	September 30, 2015
Due within one year	$17,607
Due in one to five years	70,646
Total	$88,253

5.	Fair Value Measurement
Fair value accounting standards describe three levels that may be used to measure fair value:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize significant assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
September 30, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$50,006	$—	$—	$50,006
Total assets	$50,006	$—	$—	$50,006

	Fair Value Measurement at Reporting Date Using
December 31, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$60,618	$—	$—	$60,618
Total assets	$60,618	$—	$—	$60,618

	Fair Value Measurement at Reporting Date Using
September 30, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$50,148	$—	$—	$50,148
Total assets	$50,148	$—	$—	$50,148
A reconciliation of cash equivalents to consolidated cash and cash equivalents is as follows:

(in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Cash equivalents	$50,006	$60,618	$50,148
Cash	171,779	195,343	117,026
Total cash and cash equivalents	$221,785	$255,961	$167,174

In March 2014, we entered into an interest rate swap with a notional amount of $100.0 million which matures in June 2018 to convert the interest rate of our 2019 Notes (defined in Note 11) from a fixed rate of 6.11% to a floating rate of 4.15% plus six-month LIBOR. The interest rate swap is reported at fair value using Level 2 inputs, and gains or losses, including net periodic settlement amounts, are recorded in other (income) expense, net in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2015, we recorded net gains of $1.2 million and $2.5 million, respectively, and during the three and nine months ended September 30, 2014, we recorded net losses of $0.6 million and a net gain of $0.3 million, respectively. The fair value of the interest rate swap is recorded in other current assets on the condensed consolidated balance sheets and was $2.1 million, $0.3 million and less than $0.1 million as of September 30, 2015, December 31, 2014 and September 30, 2014, respectively.
In March 2014, we entered into two diesel commodity swaps covering the periods from May 2014 to October 2014 and from May 2015 to October 2015 which represented roughly 25% of our forecasted purchases for diesel during these periods.  In May 2014, we entered into two natural gas commodity swaps covering the periods from June 2014 to October 2014 and from May 2015 to October 2015 representing roughly 25% of our forecasted purchases of natural gas during these periods. The commodity swaps are reported at fair value using Level 2 inputs, and gains or losses, including net periodic settlement amounts, are recorded in other (income) expense, net in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2015, we recorded losses of $0.4 million, and during the three and nine months ended September 30, 2014, we recorded losses of $0.6 million and $0.7 million, respectively. The fair values of the commodity swaps are recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheets and were $0.7 million, $1.7 million and $0.5 million as of September 30, 2015, December 31, 2014 and September 30, 2014, respectively.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets are as follows:

		September 30, 2015		December 31, 2014		September 30, 2014
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities	Level 1	$88,253	$88,313	$102,067	$101,808	$102,090	$101,711
Liabilities (including current maturities):
Senior notes payable[1]	Level 3	$200,000	$212,919	$200,000	$220,226	$200,000	$225,186
Credit Agreement loan[1]	Level 3	70,000	69,753	70,000	70,153	70,000	70,258
1The fair values of the senior notes payable and Credit Agreement (defined in Note 11) loan are based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk.
The carrying values of receivables, other current assets, and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these instruments. In addition, the fair value of non-recourse debt measured using Level 3 inputs approximates its carrying value due to its relative short-term nature and competitive interest rates. During the three and nine months ended September 30, 2015 and 2014, we did not record any fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

6.	Receivables, net
Receivables, net at September 30, 2015, December 31, 2014 and September 30, 2014 are as follows:

(in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Construction contracts:
Completed and in progress	$300,188	$191,094	$274,203
Retentions	82,344	84,760	79,475
Total construction contracts	382,532	275,854	353,678
Construction Material sales	68,449	28,549	54,718
Other	5,979	6,822	9,740
Total gross receivables	456,960	311,225	418,136
Less: allowance for doubtful accounts	272	291	508
Total net receivables	$456,688	$310,934	$417,628
Receivables include amounts billed and billable to clients for services provided as of the end of the applicable period and do not bear interest. To the extent costs have not been billed or are not contractually billable, such as claim recovery estimates, the contract balance is included in costs and estimated earnings in excess of billings on the condensed consolidated balance sheets. Included in other receivables at September 30, 2015, December 31, 2014 and September 30, 2014 were items such as notes receivable, fuel tax refunds and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates.
Financing receivables consisted of retentions receivable and were included in receivables, net on the condensed consolidated balance sheets as of September 30, 2015, December 31, 2014 and September 30, 2014. Certain construction contracts include retainage provisions. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the owners. No retention receivable individually exceeded 10% of total net receivables at any of the presented dates. As of September 30, 2015, the majority of the retentions receivable are expected to be collected within one year.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We segregate our retention receivables into two categories: escrow and non-escrow. The balances in each category were as follows:

(in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Escrow	$21,590	$28,692	$26,128
Non-escrow	60,754	56,068	53,347
Total retention receivables	$82,344	$84,760	$79,475
The escrow receivables include amounts due to Granite which have been deposited into an escrow account and bear interest. Typically, escrow retention receivables are held until work on a project is complete and has been accepted by the owner who then releases those funds, along with accrued interest, to us. There is minimal risk of not collecting on these amounts.
As of September 30, 2015, the non-escrow retention receivables aged over 90 days decreased to $0.1 million from $8.6 million at December 31, 2014. As of both dates, our allowance for doubtful accounts contained no material provision related to non-escrow retention receivables as we determined there were no significant collectability issues.

7.	Construction and Line Item Joint Ventures
We participate in various construction joint ventures, partnerships and a limited liability company of which we are a limited member (“joint ventures”). We also participate in various “line item” joint venture agreements under which each member is responsible for performing certain discrete items of the total scope of contracted work.
Due to the joint and several nature of the performance obligations under the related owner contracts, if any of the members fail to perform, we and the other members would be responsible for performance of the outstanding work. At September 30, 2015, there was approximately $5.6 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $1.7 billion represented our share and the remaining $3.9 billion represented the other members’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from the other members and/or other guarantors.
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
We have determined that certain of these joint ventures are consolidated because they are variable interest entities (“VIEs”), and we are the primary beneficiary.
We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three months ended September 30, 2015, we determined no change was required for existing construction joint ventures.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Construction Joint Ventures
The carrying amounts and classification of assets and liabilities of construction joint ventures we are required to consolidate are included on the condensed consolidated balance sheets as follows:

(in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Cash and cash equivalents[1]	$41,052	$61,276	$29,518
Receivables, net	36,527	36,781	45,483
Costs and estimated earnings in excess of billings[1]	365	129	21,105
Other current assets	2,020	1,617	1,910
Total current assets	79,964	99,803	98,016
Property and equipment, net	6,068	11,969	16,172
Total assets[2]	$86,032	$111,772	$114,188

Accounts payable	$10,438	$18,009	$22,951
Billings in excess of costs and estimated earnings[1]	13,794	32,830	23,138
Accrued expenses and other current liabilities	1,148	2,714	3,110
Total liabilities[2]	$25,380	$53,553	$49,199
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
At September 30, 2015, we were engaged in three active consolidated construction joint venture projects with total contract values ranging from $0.6 million to $293.8 million. Our share of revenue remaining to be recognized on these consolidated joint ventures ranged from $0.2 million to $119.7 million. Our proportionate share of the equity in these joint ventures was between 50.0% and 65.0%. During the three and nine months ended September 30, 2015, total revenue from consolidated construction joint ventures was $14.0 million and $39.0 million, respectively. During the three and nine months ended September 30, 2014, total revenue from consolidated construction joint ventures was $23.8 million and $122.0 million, respectively. Total operating cash flows used in consolidated construction joint ventures were $16.8 million and $44.7 million during the nine months ended September 30, 2015 and 2014, respectively.
Unconsolidated Construction Joint Ventures
We account for our share of construction joint ventures that we are not required to consolidate on a pro rata basis in the condensed consolidated statements of operations and as a single line item on the condensed consolidated balance sheets. As of September 30, 2015, these unconsolidated joint ventures were engaged in eleven active projects with total contract values ranging from $73.6 million to $3.4 billion. Our proportionate share of the equity in these unconsolidated joint ventures ranged from 20.0% to 50.0%. As of September 30, 2015, our share of the revenue remaining to be recognized on these unconsolidated joint ventures ranged from $3.2 million to $632.2 million.
As of September 30, 2015, one of our unconsolidated construction joint ventures was located in Canada and, therefore, the associated disclosures throughout this footnote include amounts that were translated from Canadian dollars to U.S. dollars using the spot rate in effect as of the reporting date for balance sheet items, and the average rate in effect during the reporting period for the results of operations. The associated foreign currency translation adjustments did not have a material impact on the condensed consolidated financial statements for any of the dates or periods presented.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Assets:
Cash and cash equivalents[1]	$460,668	$264,263	$286,040
Other assets	818,609	573,898	538,012
Less partners’ interest	875,629	546,907	530,585
Granite’s interest	403,648	291,254	293,467
Liabilities:
Accounts payable	228,695	146,198	141,630
Billings in excess of costs and estimated earnings[1]	321,103	156,604	178,781
Other liabilities	88,905	55,289	61,061
Less partners’ interest	441,627	251,412	269,264
Granite’s interest	197,076	106,679	112,208
Equity in construction joint ventures[2]	$206,572	$184,575	$181,259
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
2As of September 30, 2015, this balance included $13.1 million of deficit in construction joint ventures that is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Revenue:
Total	$530,215	$313,945	$1,439,766	$1,055,276
Less partners’ interest and adjustments[1]	382,465	213,068	1,018,565	741,451
Granite’s interest	147,750	100,877	421,201	313,825
Cost of revenue:
Total	424,492	338,848	1,270,793	982,014
Less partners’ interest and adjustments[1]	287,784	239,661	879,653	696,633
Granite’s interest	136,708	99,187	391,140	285,381
Granite’s interest in gross profit	$11,042	$1,690	$30,061	$28,444
1Partners’ interest represents amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies.
During the three and nine months ended September 30, 2015, unconsolidated construction joint venture net income was $19.5 million and $86.9 million, respectively, of which our share was $11.1 million and $29.7 million, respectively. During the three and nine months ended September 30, 2014, unconsolidated construction joint venture net loss was $25.2 million and net income was $75.2 million, respectively, of which our share was net income of $1.8 million and $28.1 million, respectively. These joint venture net income amounts exclude our corporate overhead required to manage the joint ventures.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Line Item Joint Ventures
The revenue for each line item joint venture member’s discrete items of work is defined in the contract with the project owner and each venture member bears the profitability risk associated with its own work. There is not a single set of books and records for a line item joint venture. Each member accounts for its items of work individually as it would for any self-performed contract. We include only our portion of these contracts in our condensed consolidated financial statements. As of September 30, 2015, we had five active line item joint venture construction projects with total contract values ranging from $42.4 million to $87.1 million of which our portion ranged from $28.5 million to $64.6 million. As of September 30, 2015, our share of revenue remaining to be recognized on these line item joint ventures ranged from $1.3 million to $39.8 million.

8.	Investments in Affiliates
Our investments in affiliates balance is related to our investments in unconsolidated non-construction entities that we account for using the equity method of accounting, including investments in real estate entities and a non-real estate entity. Our share of the operating results of the equity method investments is included in other expense (income) in the condensed consolidated statements of operations and as a single line item on the condensed consolidated balance sheets as investments in affiliates.
Our investments in affiliates balance consists of the following:

(in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Equity method investments in real estate affiliates	$24,093	$22,623	$24,040
Equity method investment in other affiliate	8,984	9,738	10,137
Total investments in affiliates	$33,077	$32,361	$34,177
The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Total assets	$179,949	$170,174	$172,220
Net assets	106,239	97,639	103,651
Granite’s share of net assets	33,077	32,361	34,177
The equity method investments in real estate included $18.4 million, $16.5 million and $17.8 million in residential real estate in Texas as of September 30, 2015, December 31, 2014 and September 30, 2014, respectively. The remaining balances were in commercial real estate in Texas. Of the $179.9 million in total assets as of September 30, 2015, real estate entities had total assets ranging from $1.7 million to $69.6 million and the non-real estate entity had total assets of $19.2 million.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Property and Equipment, net
Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net on our condensed consolidated balance sheets as follows:

(in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Equipment and vehicles	$762,121	$767,313	$771,934
Quarry property	171,924	172,081	169,982
Land and land improvements	111,058	110,235	118,985
Buildings and leasehold improvements	82,651	82,655	83,813
Office furniture and equipment	71,259	70,820	70,837
Property and equipment	1,199,013	1,203,104	1,215,551
Less: accumulated depreciation and depletion	813,977	793,451	791,279
Property and equipment, net	$385,036	$409,653	$424,272

10.	Intangible Assets
Indefinite-lived Intangible Assets
Indefinite-lived intangible assets primarily consist of goodwill and use rights. Use rights of $0.4 million are included in other noncurrent assets on our condensed consolidated balance sheets as of September 30, 2015, December 31, 2014 and September 30, 2014.
The following table presents the goodwill balance by reportable segment:

(in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Construction	$29,260	$29,260	$29,260
Large Project Construction	22,593	22,593	22,593
Construction Materials	1,946	1,946	1,946
Total goodwill	$53,799	$53,799	$53,799
The results of operations and cash flows of our business are susceptible to fluctuations due to a variety of factors, including the size, frequency and profitability of contract awards. The Kenny Group Large Project Construction reporting unit is particularly susceptible to these fluctuations given its historically narrow end-market focus. A substantial decline in the actual and projected award rate may impact projected cash flows of any of our reporting units which could cause book value to exceed calculated fair value, resulting in the impairment of all or some portion of goodwill.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amortized Intangible Assets
The following is the breakdown of our amortized intangible assets that are included in other noncurrent assets on our condensed consolidated balance sheets (in thousands):

September 30, 2015	Gross Value	Accumulated Amortization	Net Book Value
Permits	$29,713	$(13,958)	$15,755
Acquired backlog	7,900	(7,513)	387
Customer lists	4,398	(3,004)	1,394
Trade name	4,100	(1,187)	2,913
Covenants not to compete and other	2,459	(2,429)	30
Total amortized intangible assets	$48,570	$(28,091)	$20,479

December 31, 2014	Gross Value	Accumulated Amortization	Net Book Value
Permits	$29,713	$(13,115)	$16,598
Acquired backlog	7,900	(7,263)	637
Customer lists	4,398	(2,785)	1,613
Trade name	4,100	(863)	3,237
Covenants not to compete and other	2,459	(2,428)	31
Total amortized intangible assets	$48,570	$(26,454)	$22,116

September 30, 2014	Gross Value	Accumulated Amortization	Net Book Value
Permits	$29,713	$(12,835)	$16,878
Acquired backlog	7,900	(7,226)	674
Customer lists	4,398	(2,711)	1,687
Trade name	4,100	(755)	3,345
Covenants not to compete and other	2,459	(2,426)	33
Total amortized intangible assets	$48,570	$(25,953)	$22,617
Amortization expense related to amortized intangible assets for the three and nine months ended September 30, 2015 was $0.5 million and $1.6 million, respectively. Amortization expense related to amortized intangible assets for the three and nine months ended September 30, 2014 was $0.6 million and $1.8 million, respectively. Based on the amortized intangible assets balance at September 30, 2015, amortization expense expected to be recorded in the future is as follows: $0.5 million for the remainder of 2015; $2.0 million in 2016; $1.8 million in 2017; $1.7 million in 2018; $1.7 million in 2019; and $12.7 million thereafter.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Covenants and Events of Default
Our debt and credit agreements require us to comply with various affirmative, restrictive and financial covenants. Our failure to comply with any of these covenants, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the applicable agreements. Under certain circumstances, the occurrence of an event of default under one of our debt or credit agreements (or the acceleration of the maturity of the indebtedness under one of our agreements) may constitute an event of default under one or more of our other debt or credit agreements. Default under our debt and credit agreements could result in (i) us no longer being entitled to borrow under the agreements; (ii) termination of the agreements; (iii) the requirement that any letters of credit under the agreements be cash collateralized; (iv) acceleration of the maturity of outstanding indebtedness under the agreements; and/or (v) foreclosure on any collateral securing the obligations under the agreements.
As of September 30, 2015, senior notes payable in the amount of $200.0 million were due to a group of institutional holders in five equal annual installments beginning in 2015 and bear interest at 6.11% per annum (“2019 Notes”). As of September 30, 2015, we were in compliance with the covenants contained in our note purchase agreement governing our 2019 Notes and the credit agreement governing the $215.0 million committed revolving credit facility, with a sublimit for letters of credit of $100.0 million, as well as the debt agreements related to our consolidated real estate entity. Granite entered into the Second Amended and Restated Credit Agreement dated October 28, 2015 (see Note 16). We have the ability and intent to draw on this amended and restated credit facility to pay the $40.0 million principal amount due on the 2019 Notes in the fourth quarter of 2015. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.

12.	Weighted Average Shares Outstanding and Net Income Per Share
Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares include stock options and restricted stock units. The following table presents a reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income per share as well as the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Numerator (basic and diluted):
Net income allocated to common shareholders for basic calculation	$30,759	$15,282	$31,812	$8,370

Denominator:
Weighted average common shares outstanding, basic	39,378	39,150	39,317	39,073
Dilutive effect of stock options and restricted stock units	519	663	546	717
Weighted average common shares outstanding, diluted	39,897	39,813	39,863	39,790
Net income per share, basic	$0.78	$0.39	$0.81	$0.21
Net income per share, diluted	$0.77	$0.38	$0.80	$0.21

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Equity
The following tables summarize our equity activity for the periods presented (in thousands):

	Granite Construction Incorporated	Non-controlling Interests	Total Equity
Balance at December 31, 2014	$794,385	$22,721	$817,106
Purchases of common stock[1]	(3,366)	—	(3,366)
Other transactions with shareholders and employees[2]	6,816	—	6,816
Transactions with non-controlling interests, net	—	(1,808)	(1,808)
Net income	31,812	1,297	33,109
Dividends on common stock	(15,352)	—	(15,352)
Balance at September 30, 2015	$814,295	$22,210	$836,505

Balance at December 31, 2013	$781,940	$4,404	$786,344
Purchases of common stock[3]	(4,751)	—	(4,751)
Other transactions with shareholders and employees[2]	10,505	—	10,505
Transactions with non-controlling interests, net	—	15,174	15,174
Net income	8,370	6,681	15,051
Dividends on common stock	(15,260)	—	(15,260)
Balance at September 30, 2014	$780,804	$26,259	$807,063
1Represents 103,000 shares purchased in connection with employee tax withholding for restricted stock units vested under our Amended and Restated 1999 Equity Incentive Plan.
2Amounts are comprised primarily of amortized restricted stock units.
3Represents 123,000 shares purchased in connection with employee tax withholding for restricted stock units vested under our Amended and Restated 1999 Equity Incentive Plan.

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
Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in our condensed consolidated balance sheets. The aggregate liabilities recorded as of September 30, 2015, December 31, 2014 and September 30, 2014 related to these matters were approximately $9.2 million, $9.7 million and $9.9 million, respectively, and were primarily included in accrued expenses and other current liabilities. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, was zero to $0.3 million as of September 30, 2015. Our view as to such matters could change in future periods.
Investigation Related to Grand Avenue Project Disadvantaged Business Enterprise (“DBE”) Issues: On March 6, 2009, the U.S. Department of Transportation, Office of Inspector General served upon our wholly-owned subsidiary, Granite Construction Northeast, Inc. (“Granite Northeast”), a United States District Court, Eastern District of New York Grand Jury subpoena to produce documents. The subpoena sought all documents pertaining to the use of a DBE firm (the “Subcontractor”), and the Subcontractor’s use of a non-DBE subcontractor/consultant, on the Grand Avenue Bus Depot and Central Maintenance Facility for the Borough of Queens Project (the “Grand Avenue Project”), a Granite Northeast project, that began in 2004 and was substantially complete in 2008. The subpoena also sought any documents regarding the use of the Subcontractor as a DBE on any other projects and any other documents related to the Subcontractor or to the subcontractor/consultant. Granite Northeast produced the requested documents, together with other requested information. Subsequently, Granite Northeast was informed by the Department of Justice (“DOJ”) that it is a subject of an investigation, along with others, and that the DOJ believes that Granite Northeast’s claim of DBE credit for the Subcontractor was improper. In addition to the documents produced in response to the Grand Jury subpoena, Granite Northeast has provided requested information to the DOJ, along with other federal and state agencies (collectively the “Agencies”), concerning other DBE entities for which Granite Northeast has historically claimed DBE credit. The Agencies have informed Granite Northeast that they believe that the claimed DBE credit taken for some of those other DBE entities was improper. Granite Northeast has met several times since January 2013 with the DOJ and the Agencies’ representatives to discuss the government’s criminal investigation of the Grand Avenue Project participants, including Granite Northeast, and to discuss their respective positions on, and potential resolution of, the issues raised in the investigation. In connection with this investigation, Granite Northeast is subject to potential civil, criminal, and/or administrative penalties or sanctions, as well as additional future DBE compliance activities and the costs associated therewith. Granite believes that the incurrence of some form of penalty or sanction is probable, and has therefore recorded what it believes to be the most likely amount of liability it may incur in its condensed consolidated balance sheet as of September 30, 2015. Granite and Granite Northeast expect to resolve issues that have been raised in the investigation by the DOJ and Agencies as soon as practicable. Such resolution of the matters under investigation could have additional consequences that could have a material adverse effect on our financial position, results of operations and/or liquidity.

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
Summarized segment information is as follows (in thousands):

	Three Months Ended September 30,
	Construction	Large Project Construction	Construction Materials	Total
2015
Total revenue from reportable segments	$427,018	$217,084	$165,771	$809,873
Elimination of intersegment revenue	—	—	(58,497)	(58,497)
Revenue from external customers	427,018	217,084	107,274	751,376
Gross profit	64,298	22,572	14,028	100,898
Depreciation, depletion and amortization	5,194	3,308	5,799	14,301
2014
Total revenue from reportable segments	$447,097	$179,446	$146,789	$773,332
Elimination of intersegment revenue	—	—	(53,568)	(53,568)
Revenue from external customers	447,097	179,446	93,221	719,764
Gross profit	48,802	5,679	12,211	66,692
Depreciation, depletion and amortization	4,621	4,777	5,408	14,806

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	Construction	Large Project Construction	Construction Materials	Total
2015
Total revenue from reportable segments	$921,143	$590,282	$332,920	$1,844,345
Elimination of intersegment revenue	—	—	(103,478)	(103,478)
Revenue from external customers	921,143	590,282	229,442	1,740,867
Gross profit	126,035	55,116	25,624	206,775
Depreciation, depletion and amortization	14,752	8,311	16,806	39,869
Segment assets	140,493	271,878	300,739	713,110

2014
Total revenue from reportable segments	$873,357	$611,110	$286,698	$1,771,165
Elimination of intersegment revenue	—	—	(85,684)	(85,684)
Revenue from external customers	873,357	611,110	201,014	1,685,481
Gross profit	82,773	72,264	15,478	170,515
Depreciation, depletion and amortization	12,865	12,001	16,267	41,133
Segment assets	150,070	247,694	322,504	720,268
A reconciliation of segment gross profit to consolidated income before provision for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Total gross profit from reportable segments	$100,898	$66,692	$206,775	$170,515
Selling, general and administrative expenses	50,077	47,386	151,374	147,731
Gain on sales of property and equipment	(804)	(3,004)	(2,090)	(6,891)
Other expense	1,766	2,124	6,234	6,323
Income before provision for income taxes	$49,859	$20,186	$51,257	$23,352

16.	Subsequent Event
Granite entered into the Second Amended and Restated Credit Agreement dated October 28, 2015. The amended and restated credit facility provides for, among other things, (i) an increase to the committed revolving credit facility amount to $300.0 million from $215.0 million, of which $200.0 million is a revolving credit facility and $100.0 million is a term loan; and (ii) a revised maturity date of October 28, 2020. There were no material changes to the sublimit letters of credit nor were there significant changes to the affirmative, restrictive or financial covenant terms. We have the ability and intent to draw on this amended and restated credit facility to pay the $40.0 million principal amount due on our 2019 Notes in the fourth quarter of 2015.
In connection with entering into the Second Amended and Restated Credit Agreement, we paid $1.9 million in closing fees that will be amortized over the life of the amended and restated credit facility along with fees from the original credit facility. Prior to amortization, the majority of the closing fees will be included in other noncurrent assets on our condensed consolidated balance sheet as of December 31, 2015.

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
In addition to business segments, we review our business by operating groups and by public and private market sectors. Our operating groups are defined as follows: (i) California; (ii) Northwest, which primarily includes offices in Alaska, Arizona, Nevada, Utah and Washington; (iii) Heavy Civil, which primarily includes offices in California, Florida, New York and Texas; and (iv) Kenny, which primarily includes offices in Colorado and Illinois. Each of these operating groups may include financial results from our Construction and Large Project Construction segments. A project’s results are reported in the operating group that is responsible for the project, not necessarily the geographic area where the work is located. In some cases, the operations of an operating group include the results of work performed outside of that geographic region. Our California and Northwest operating groups include financial results from our Construction Materials segment.
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

The four primary economic drivers of our business are (i) the overall health of the economy; (ii) federal, state and local public funding levels; (iii) population growth resulting in public and private development; and (iv) the need to replace or repair aging infrastructure. A stagnant or declining economy will generally result in reduced demand for construction and construction materials in the private sector. This reduced demand increases competition for private sector projects and will ultimately also increase competition in the public sector as companies migrate from bidding on scarce private sector work to projects in the public sector. Greater competition can reduce our revenues and/or have a downward impact on our gross profit margins. In addition, a stagnant or declining economy tends to produce less tax revenue for public agencies, thereby decreasing a source of funds available for spending on public infrastructure improvements. Some funding sources that have been specifically earmarked for infrastructure spending, such as diesel and gasoline taxes, are not as directly affected by a stagnant or declining economy, unless actual consumption is reduced. However, even these can be temporarily at risk as federal, state and local governments take actions to balance their budgets. Additionally, high fuel prices and more fuel efficient vehicles can have a dampening effect on consumption, resulting in overall lower tax revenue. Conversely, increased levels of public funding as well as an expanding or robust economy will generally increase demand for our services and provide opportunities for revenue growth and margin improvement.

Current Economic Environment and Outlook
Throughout 2015, market conditions have remained generally stable, but highly competitive. We continue to benefit from the impact of modest economic growth across the country. These market conditions, combined with our continued record Company backlog of $3.1 billion at September 30, 2015, give us confidence in our broad expectation of continued, steady growth.
In our Large Project Construction segment, the market remains robust, but highly competitive. Granite is a highly desired partner for all types of work, including Public-Private Partnerships. We continue to pursue significant bidding opportunities for our Large Project Construction segment. These include teaming arrangements with partners to bid on more than $16 billion of project opportunities through the end of 2016, our proportionate share of which is expected to be consistent with recent history.
We continue to benefit in our Construction and Construction Materials segments from private non-residential activity across diversified markets. However, the next catalyst for industry growth is related to improved dedicated funding and financing commitments at the federal, state, and local levels. Pent-up demand for infrastructure maintenance and investment continues to grow at the state and local level, but this very real demand cannot spur industry growth without a commitment for funding resources. As such, we believe that accelerated growth will be limited if there is a continued lack of long-term dedicated federal infrastructure investment.
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
The following table presents a financial summary on a comparative basis for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Total revenue	$751,376	$719,764	$1,740,867	$1,685,481
Gross profit	100,898	66,692	206,775	170,515
Operating income	51,625	22,310	57,491	29,675
Total other expense	1,766	2,124	6,234	6,323
Net income attributable to Granite Construction Incorporated	30,759	15,282	31,812	8,370

Revenue
Total Revenue by Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2015		2014		2015		2014
Construction	$427,018	56.8%	$447,097	62.1%	$921,143	52.9%	$873,357	51.8%
Large Project Construction	217,084	28.9	179,446	24.9	590,282	33.9	611,110	36.3
Construction Materials	107,274	14.3	93,221	13.0	229,442	13.2	201,014	11.9
Total	$751,376	100.0%	$719,764	100.0%	$1,740,867	100.0%	$1,685,481	100.0%
Construction Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2015		2014		2015		2014
California:
Public sector	$124,628	29.2%	$134,365	30.1%	$283,099	30.7%	$293,640	33.5%
Private sector	34,105	8.0	27,649	6.2	78,989	8.6	63,345	7.3
Northwest:
Public sector	176,711	41.4	194,187	43.4	335,639	36.4	308,307	35.3
Private sector	30,035	7.0	39,794	8.9	79,855	8.7	82,693	9.5
Heavy Civil:
Public sector	7,195	1.7	8,652	1.9	22,284	2.4	14,507	1.7
Kenny:
Public sector	33,208	7.8	30,020	6.7	67,084	7.3	75,942	8.7
Private sector	21,136	4.9	12,430	2.8	54,193	5.9	34,923	4.0
Total	$427,018	100.0%	$447,097	100.0%	$921,143	100.0%	$873,357	100.0%
Construction revenue for the three and nine months ended September 30, 2015 decreased by $20.1 million, or 4.5%, and increased $47.8 million, or 5.5%, respectively, compared to the same periods in 2014. The decrease during the quarter was primarily due to a decrease in California operating group public sector revenue from completion of projects in 2014 that were not replaced as well as decreases in both sectors of the Northwest operating group due to a decline in bidding success, partially offset by increases from new work in the Kenny operating group and the private sector of the California operating group. The increase during the nine months ended September 30, 2015 was due to early season work in the Northwest operating group and new work in the Heavy Civil and Kenny operating groups as well as estimated cost recoveries on claims in the California and Northwest operating groups.

Large Project Construction Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2015		2014		2015		2014
Heavy Civil[1]	$161,266	74.3%	$133,783	74.7%	$441,666	74.8%	$467,954	76.6%
Northwest[1]	11,524	5.3	1,219	0.7	35,835	6.1	9,676	1.6
California[1]	6,938	3.2	15,142	8.3	17,880	3.0	49,950	8.1
Kenny
Public sector	19,762	9.1	24,742	13.8	59,493	10.1	66,531	10.9
Private sector	17,594	8.1	4,560	2.5	35,408	6.0	16,999	2.8
Total	$217,084	100.0%	$179,446	100.0%	$590,282	100.0%	$611,110	100.0%
1For the periods presented, this Large Project Construction revenue was earned from the public sector.
Large Project Construction revenue for the three and nine months ended September 30, 2015 increased by $37.6 million, or 21.0%, and decreased $20.8 million, or 3.4%, respectively, compared to the same periods in 2014. The increase during the quarter was due to entering the year with greater backlog than in 2014 in the Heavy Civil and Northwest operating groups as well as progress on projects in the Kenny operating group. The decrease during the nine months ended September 30, 2015 was due to net decreases in settlements of outstanding issues with contract owners in 2015 relative to 2014, and profit recognition threshold met on certain large projects in 2014, as well as ongoing projects completing or nearing completion while new projects are still in the early stages of completion. These decreases were partially offset by increases from entering the year with greater backlog than in 2014 in the Northwest operating group as well as progress on projects in the Kenny operating group.
Construction Materials Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2015		2014		2015		2014
California	$69,279	64.6%	$52,275	56.1%	$146,487	63.8%	$116,458	57.9%
Northwest	37,995	35.4	40,946	43.9	82,955	36.2	84,556	42.1
Total	$107,274	100.0%	$93,221	100.0%	$229,442	100.0%	$201,014	100.0%
Construction Materials revenue for the three and nine months ended September 30, 2015 increased by $14.1 million, or 15.1%, and $28.4 million, or 14.1%, respectively, compared to the same periods in 2014 primarily due to stronger economic drivers in most of the Western states where we operate our plant facilities.

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

Total Contract Backlog by Segment

(dollars in thousands)	September 30, 2015		June 30, 2015		September 30, 2014
Construction	$866,567	28.1%	$831,067	27.7%	$817,365	27.5%
Large Project Construction	2,222,085	71.9	2,169,736	72.3	2,154,289	72.5
Total	$3,088,652	100.0%	$3,000,803	100.0%	$2,971,654	100.0%
Construction Contract Backlog

(dollars in thousands)	September 30, 2015		June 30, 2015		September 30, 2014
California:
Public sector	$319,448	36.8%	$330,071	39.7%	$307,351	37.6%
Private sector	47,902	5.5	51,258	6.2	72,906	8.9
Northwest:
Public sector	189,887	21.9	252,816	30.4	227,417	27.8
Private sector	26,082	3.0	25,928	3.1	48,003	5.9
Heavy Civil:
Public sector	88,067	10.2	24,815	3.0	33,633	4.1
Kenny:
Public sector	121,893	14.1	75,778	9.1	62,698	7.7
Private sector	73,288	8.5	70,401	8.5	65,357	8.0
Total	$866,567	100.0%	$831,067	100.0%	$817,365	100.0%
Construction contract backlog of $866.6 million at September 30, 2015 was $35.5 million, or 4.3%, higher than at June 30, 2015 due to progress on existing projects and timing of new awards, and was $49.2 million, or 6.0%, higher than at September 30, 2014 due to improved success rates on bidding activity outside of the Northwest Group. Significant new awards during the three months ended September 30, 2015, included a $71.9 million dam project in Texas and a $60.3 million interstate reconstruction project in Illinois.
Large Project Construction Contract Backlog

(dollars in thousands)	September 30, 2015		June 30, 2015		September 30, 2014
Heavy Civil[1]	$1,771,404	79.7%	$1,860,233	85.7%	$1,830,875	85.0%
Northwest[1]	76,959	3.5	86,971	4.0	42,668	2.0
California[1]	7,006	0.3	11,416	0.5	30,130	1.4
Kenny:
Public sector[2]	291,731	13.1	118,537	5.5	165,542	7.7
Private sector	74,985	3.4	92,579	4.3	85,074	3.9
Total	$2,222,085	100.0%	$2,169,736	100.0%	$2,154,289	100.0%
1For the periods presented, this Large Project Construction contract backlog is related to contracts with public agencies.
2As of September 30, 2015, June 30, 2015 and September 30, 2014, $20.1 million, $22.5 million and $41.6 million, respectively, of Kenny public sector contract backlog was translated from Canadian dollars to U.S. dollars at the spot rate in effect at the date of reporting.
Large Project Construction contract backlog of $2.2 billion as of September 30, 2015 was $52.3 million, or 2.4%, higher than at June 30, 2015 and $67.8 million, or 3.1%, higher than at September 30, 2014. The increase compared to September 30, 2014 was from a $184.1 million Ohio canal interceptor tunnel project awarded late in the third quarter of 2015, our $696.6 million share of the I-4 Ultimate project in Florida awarded in late 2014, our $359.6 million share of the Rapid Bridge replacement project in Pennsylvania and the $152.4 million South East Connector Project in Nevada, the latter two both awarded in early 2015. Increases compared to both periods were partially offset by progress on existing projects.
Non-controlling partners’ share of Large Project Construction contract backlog as of September 30, 2015, June 30, 2015, and September 30, 2014 was $80.1 million, $17.7 million and $28.0 million, respectively.

Gross Profit
The following table presents gross profit by business segment for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Construction	$64,298	$48,802	$126,035	$82,773
Percent of segment revenue	15.1%	10.9%	13.7%	9.5%
Large Project Construction	22,572	5,679	55,116	72,264
Percent of segment revenue	10.4	3.2	9.3	11.8
Construction Materials	14,028	12,211	25,624	15,478
Percent of segment revenue	13.1	13.1	11.2	7.7
Total gross profit	$100,898	$66,692	$206,775	$170,515
Percent of total revenue	13.4%	9.3%	11.9%	10.1%
Construction gross profit for the three and nine months ended September 30, 2015 increased by $15.5 million, or 31.8%, and $43.3 million, or 52.3%, respectively, compared to the same periods in 2014. Construction gross profit as a percentage of segment revenue for the three and nine months ended September 30, 2015 increased to 15.1% from 10.9% and to 13.7% from 9.5%, respectively, when compared to the same periods in 2014. The increases were primarily due to better project execution resulting in reduced net project write-downs during the three and nine months, as well as $7.6 million of estimated cost recovery on claims during the nine months ended September 30, 2015.
Large Project Construction gross profit for the three and nine months ended September 30, 2015 increased by $16.9 million, or over 100%, and decreased by $17.1 million, or 23.7%, respectively, when compared to the same periods in 2014. Large Project Construction gross profit as a percentage of segment revenue for the three and nine months ended September 30, 2015 increased to 10.4% from 3.2% and decreased to 9.3% from 11.8%, respectively, when compared to the same periods in 2014. The increases during the three months ended September 30, 2015 as compared to the prior period were primarily due to net changes from revisions in estimates (see Note 3 of “Notes to the Condensed Consolidated Financial Statements”) and improved execution on projects that were impacted by severe wet weather and slow start up in the first half of 2015. The decreases during the nine months ended September 30, 2015 as compared to the prior period were due to net changes from revisions in estimates (see Note 3 of “Notes to the Condensed Consolidated Financial Statements”), a $7.9 million decrease in year over year third-party claim recognition and a $28.4 million decrease in gross profit recognized on projects that reached initial profit recognition. These decreases were partially offset by job progression on jobs that were in the early stages of construction in the prior year, as well as gross profit from estimated cost recoveries on affirmative claims.
Construction Materials gross profit for the three and nine months ended September 30, 2015 increased by $1.8 million, or 14.9%, and $10.1 million, or 65.6%, respectively, when compared to the same periods in 2014. The increases were primarily due to improved operational efficiencies and increased volumes from overall improvement in the economy.
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

Selling, General and Administrative Expenses
The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Selling
Salaries and related expenses	$8,383	$10,490	$31,324	$33,015
Other selling expenses	2,068	3,484	5,998	7,849
Total selling[1]	10,451	13,974	37,322	40,864
General and administrative
Salaries and related expenses	22,962	15,529	57,887	49,396
Restricted stock amortization	1,679	2,234	7,635	10,114
Other general and administrative expenses	14,985	15,649	48,530	47,357
Total general and administrative[1]	39,626	33,412	114,052	106,867
Total selling, general and administrative	$50,077	$47,386	$151,374	$147,731
Percent of revenue	6.7%	6.6%	8.7%	8.8%
1During the three and nine months ended September 30, 2014, $1.8 million and $3.3 million, respectively, were reclassified from general and administrative expenses to selling expenses for comparability purposes.
Selling, general and administrative expenses for the three and nine months ended September 30, 2015 increased $2.7 million, or 5.7%, and $3.6 million, or 2.5%, respectively, compared to the same periods in 2014.
Selling Expenses
Selling expenses include the costs for estimating and bidding, business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses during the three and nine months ended September 30, 2015 decreased $3.5 million, or 25.2%, and $3.5 million, or 8.7%, respectively, compared to the same periods in 2014 primarily due to timing of bidding activity.
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
General and administrative expenses for the three and nine months ended September 30, 2015 increased $6.2 million, or 18.6%, and $7.2 million, or 6.7%, respectively, compared to the same periods in 2014, primarily due to increased incentive compensation and related costs associated with the higher net income during the periods.

Other Expense
The following table presents the components of other expense for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Interest income	$(591)	$(451)	$(1,561)	$(1,343)
Interest expense	3,485	2,488	10,966	10,426
Equity in income of affiliates	(1,155)	(1,109)	(1,762)	(2,310)
Other expense (income), net	27	1,196	(1,409)	(450)
Total other expense	$1,766	$2,124	$6,234	$6,323
The changes in other expense (income), net, for the three and nine months ended September 30, 2015 compared to the same periods in 2014 were primarily due to differences in gains and losses recognized on the interest and commodity rate swaps in the respective periods - see further discussion in Liquidity and Capital Resources below and in Note 5 of “Notes to the Condensed Consolidated Financial Statements.”
Income Taxes
The following table presents the provision for income taxes for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Provision for income taxes	$17,679	$6,081	$18,148	$8,301
Effective tax rate	35.5%	30.1%	35.4%	35.5%
We calculate our income tax provision at the end of each interim period by estimating our annual effective tax rate and applying that rate to our year-to-date ordinary earnings. The effect of changes in enacted tax laws, tax rates or tax status is recognized in the interim period in which the change occurs.
Our effective tax rate increased to 35.5% for the three months ended September 30, 2015 from 30.1% for the three months ended September 30, 2014 primarily due to a decrease in non-controlling interests. Our effective tax rate remained relatively unchanged for the nine months ended September 30, 2015 compared to the same period in 2014.

Certain Legal Proceedings
As discussed in Note 14 of “Notes to the Condensed Consolidated Financial Statements,” under certain circumstances the resolution of certain legal proceedings to which we are subject could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations, cash flows and/or liquidity.

Liquidity and Capital Resources
The timing differences between our cash inflows and outflows require us to maintain adequate levels of working capital. We believe our cash and cash equivalents, short-term investments, available borrowing capacity and cash expected to be generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations for the next twelve months. As of September 30, 2015, we maintained a collateralized revolving credit facility of $215.0 million, of which $126.0 million was available at September 30, 2015, primarily to provide capital needs to fund growth opportunities, either internal or generated through acquisitions (see Credit Agreement discussion below for further information). Granite entered into the Second Amended and Restated Credit Agreement dated October 28, 2015. We do not anticipate using the amended and restated credit facility to fund future working capital needs associated with our existing operations. However, we have the ability and intent to draw on this amended and restated credit facility to pay $40.0 million principal amount due on our 2019 Notes (defined in Senior Notes Payable section below) in the fourth quarter of 2015. If we experience a prolonged change in our business operating results or make a significant acquisition, we may need to acquire additional sources of financing, which, if available, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available on terms acceptable to us.
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
The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated joint ventures, as of the respective dates:

(in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Cash and cash equivalents excluding consolidated joint ventures	$180,733	$194,685	$137,656
Consolidated construction joint venture cash and cash equivalents[1]	41,052	61,276	29,518
Total consolidated cash and cash equivalents	221,785	255,961	167,174
Short-term and long-term marketable securities[2]	88,253	102,067	102,090
Total cash, cash equivalents and marketable securities	$310,038	$358,028	$269,264

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
Our primary sources of liquidity are cash and cash equivalents, marketable securities and cash generated from operations. We may also from time to time access our amended and restated credit facility, issue and sell equity, debt or hybrid securities or engage in other capital markets transactions.
Our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions. Marketable securities consist of U.S. Government and agency obligations and commercial paper.
Consolidated joint ventures were responsible for $20.2 million, or 59.1%, of the $34.2 million decrease in cash and cash equivalents during the nine months ended September 30, 2015. Granite’s portion of consolidated joint venture cash and cash equivalents was $26.1 million, $38.6 million and $18.1 million as of September 30, 2015, December 31, 2014 and September 30, 2014, respectively. Granite’s portion of unconsolidated joint venture cash and cash equivalents was $140.1 million, $80.2 million and $89.8 million as of September 30, 2015, December 31, 2014 and September 30, 2014, respectively. Cash and cash equivalents held by our joint ventures are primarily used to fulfill the working capital needs of each joint venture’s project, and generally cannot be distributed to any of the venture partners without the consent of the majority of the venture members.
Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends on our capital stock. We may also from time to time prepay or repurchase outstanding indebtedness and acquire assets or businesses that are complementary to our operations, such as our acquisition of Kenny in December 2012.

In March 2014, we entered into an interest rate swap with a notional amount of $100.0 million which matures in June 2018 to convert the interest rate of our 2019 Notes (defined in Senior Notes Payable section below) from a fixed rate of 6.11% to a floating rate of 4.15% plus six-month LIBOR. LIBOR floating rate is variable and subject to market changes over the life of the swap. The interest rate swap is reported at fair value using Level 2 inputs, and gains or losses, including net periodic settlement amounts, are recorded in other (income) expense, net in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2015, we recorded net gains of $1.2 million and $2.5 million, respectively, and during the three and nine months ended September 30, 2014, we recorded a net loss of $0.6 million and a net gain of $(0.3) million, respectively. The fair value of the interest rate swap is recorded in other current assets on the condensed consolidated balance sheets and was $2.1 million, $0.3 million and $0.1 million as of September 30, 2015, December 31, 2014 and September 30, 2014, respectively.
In March 2014, we entered into two diesel commodity swaps covering the periods from May 2014 to October 2014 and from May 2015 to October 2015 which represented roughly 25% of our forecasted purchases for diesel during these periods.  In May 2014, we entered into two natural gas commodity swaps covering the periods from June 2014 to October 2014 and from May 2015 to October 2015 representing roughly 25% of our forecasted purchases of natural gas during these periods. The commodity swaps are reported at fair value using Level 2 inputs, and gains or losses, including net periodic settlement amounts, are recorded in other (income) expense, net in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2015, we recorded net losses of $0.4 million and during the three and nine months ended September 30, 2014, we recorded net losses of $0.6 million and $0.7 million, respectively. The fair values of the commodity swaps are recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheets and were $0.7 million, $1.7 million and $0.5 million as of September 30, 2015, December 31, 2014 and September 30, 2014, respectively.
Cash Flows

	Nine Months Ended September 30,
(in thousands)	2015	2014
Net cash used in:
Operating activities	$(8,129)	$(46,833)
Investing activities	(5,368)	(11,298)
Financing activities	(20,679)	(3,816)
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
Cash used in operating activities of $8.1 million for the nine months ended September 30, 2015 represents a $38.7 million decrease from the cash used in operating activities during the same period in 2014. The favorable change was mainly attributable to a $57.7 million increase in cash from working capital and a $17.0 million increase in net income after adjusting for non-cash items, partially offset by a $36.0 million decrease in net cash from unconsolidated joint ventures.
Cash used in investing activities of $5.4 million for the nine months ended September 30, 2015 represents a $5.9 million change from the cash used in investing activities of $11.3 million during the same period in 2014. The change was primarily due to a decrease in purchases, net of sales proceeds of property and equipment.
Cash used in financing activities of $20.7 million for the nine months ended September 30, 2015 represents a $16.9 million increase from the cash used in financing activities during the same period in 2014. The change was primarily driven by a $16.9 million decrease in net contributions from non-controlling partners related to consolidated construction joint ventures partially offset by a $1.4 million decrease in the purchases of common stock.
Capital Expenditures
During the nine months ended September 30, 2015, we had capital expenditures of $26.1 million compared to $37.5 million during the same period in 2014. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate investing between $35.0 million and $45.0 million in capital expenditures during 2015. During the year ended December 31, 2014, we had capital expenditures of $43.4 million.

Credit Agreement
As of September 30, 2015, we had a $215.0 million committed revolving credit facility, with a sublimit for letters of credit of $100.0 million (the “Credit Agreement”), which expires on October 11, 2016, of which $126.0 million was available at September 30, 2015. At September 30, 2015, December 31, 2014 and September 30, 2014, there was a revolving loan of $70.0 million outstanding under the Credit Agreement related to financing the Kenny acquisition, which is included in long-term debt on the condensed consolidated balance sheets. In addition, as of September 30, 2015, there were standby letters of credit totaling $19.1 million.
Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on certain financial ratios calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin was 2.25% for loans bearing interest based on LIBOR and 1.25% for loans bearing interest at the base rate at September 30, 2015. Accordingly, the effective interest rate was between 2.53% and 4.50% at September 30, 2015. Borrowings at the base rate have no designated term and could be repaid without penalty any time prior to the Credit Agreement’s maturity date. Borrowings at a LIBOR rate have a term no less than one month and no greater than six months. Typically, at the end of such term, such borrowings could be paid off or rolled over at our discretion into either a borrowing at the base rate or a borrowing at a LIBOR rate with similar terms, not to exceed the maturity date of the Credit Agreement. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are collateralized on an equivalent basis with the obligations under the 2019 Notes (defined below) by first priority liens (subject only to other liens permitted under the Credit Agreement) on substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement.
The Credit Agreement provides for the release of the liens securing the obligations, at our option and expense, so long as certain conditions as defined by the terms in the Credit Agreement are satisfied (“Collateral Release Period”). However, if subsequent to exercising the option, our Consolidated Fixed Charge Coverage Ratio is less than 1.25 or our Consolidated Leverage Ratio is greater than 2.50, then we would be required to promptly re-pledge substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement. As of September 30, 2015, the conditions for the exercise of the unsecured option were satisfied.
Granite entered into the Second Amended and Restated Credit Agreement dated October 28, 2015. The amended and restated credit facility provides for, among other things, (i) an increase to the committed revolving credit facility amount to $300.0 million from $215.0 million, of which $200.0 million is revolving credit facility and $100.0 million is a term loan; and (ii) a revised maturity date of October 28, 2020. There were no changes to the sublimit letters of credit nor were there significant changes to the affirmative, restrictive or financial covenant terms. We have the ability and intent to draw on this amended and restated credit facility to pay the $40.0 million principal amount due on our 2019 Notes (defined in Senior Notes Payable section below) in the fourth quarter of 2015.
Senior Notes Payable
As of September 30, 2015, senior notes payable in the amount of $200.0 million were due to a group of institutional holders in five equal annual installments beginning in 2015 and bear interest at 6.11% per annum (“2019 Notes”). In March 2014, we entered into an interest rate swap to convert the interest rate from a fixed rate of 6.11% to a floating rate of 4.15% plus six-month LIBOR (see Liquidity and Capital Resources section above for further discussion). The first installment of the 2019 Notes is included in long-term debt on the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 as we have the ability and intent to pay this installment using borrowings under the amended and restated credit facility or by using another source of funding.
Our obligations under the note purchase agreement governing the 2019 Notes (the “2019 NPA”) are guaranteed by certain of our subsidiaries and are collateralized on an equivalent basis with the amended and restated credit facility by liens on substantially all of the assets of the Company and subsidiaries that are guarantors or borrowers under the amended and restated credit facility. The 2019 NPA provides for the release of liens and re-pledge of collateral on substantially the same terms and conditions as those set forth in the amended and restated credit facility.

Surety Bonds and Real Estate Mortgages
We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At September 30, 2015, approximately $2.8 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.
Our real estate held for development and sale is subject to mortgage indebtedness. This indebtedness is non-recourse to Granite but is recourse to the real estate entity. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate project as it progresses through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entity to repay portions of the debt. As of September 30, 2015, the principal amount of debt of our consolidated real estate entity secured by a mortgage was $5.8 million which was included in current liabilities on the condensed consolidated balance sheets.
Covenants and Events of Default
Our debt and credit agreements require us to comply with various affirmative, restrictive and financial covenants, including the financial covenants described below. Our failure to comply with any of these covenants, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the applicable agreements. Under certain circumstances, the occurrence of an event of default under one of our debt or credit agreements (or the acceleration of the maturity of the indebtedness under one of our agreements) may constitute an event of default under one or more of our other debt or credit agreements. Default under our debt and credit agreements could result in (i) us no longer being entitled to borrow under the agreements; (ii) termination of the agreements; (iii) the requirement that any letters of credit under the agreements be cash collateralized; (iv) acceleration of the maturity of outstanding indebtedness under the agreements and/or (v) foreclosure on any collateral securing the obligations under the agreements.
The most significant financial covenants under the terms of our Credit Agreement and 2019 NPA require the maintenance of a minimum Consolidated Tangible Net Worth, a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. The calculations and terms of such financial covenants are defined in the amendments to the Credit Agreement and 2019 NPA, which were filed as Exhibits 10.31 and 10.32, respectively, to our Form 10-K filed March 3, 2014. Our amended and restated credit facility contains the same financial covenants as the Credit Agreement.
As of September 30, 2015 and pursuant to the definitions in the agreements, our Consolidated Tangible Net Worth was $787.0 million, which exceeded the minimum of $646.7 million and our Consolidated Leverage Ratio was 2.23, which did not exceed the maximum of 3.00. Our Consolidated Interest Coverage Ratio was 8.61, which exceeded the minimum of 4.00.
As of September 30, 2015, we were in compliance with all covenants contained in the Credit Agreement and 2019 NPA, as amended, and the debt agreements related to our consolidated real estate entity. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.
Share Purchase Program
In 2007, our Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion. As of September 30, 2015, $64.1 million remained available under this authorization. We did not purchase shares under the share purchase program in any of the periods presented. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors. Purchases under the share purchase program may be commenced, suspended or discontinued at any time and from time to time without prior notice.
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
Evaluation of Disclosure Controls and Procedures
Our management carried out, as of September 30, 2015, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
During the quarter ended September 30, 2015, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2015, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended September 30, 2015:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
July 1, 2015 through July 31, 2015	29	$34.02	—	$64,065,401
August 1, 2015 through August 31, 2015	373	$33.47	—	$64,065,401
September 1, 2015 through September 30, 2015	621	$33.68	—	$64,065,401
	1,023	$33.61	—
1The number of shares purchased is in connection with employee tax withholding for units vested under our Amended and Restated 1999 Equity Incentive Plan.
2On October 24, 2007, we announced that our Board of Directors authorized us to purchase, at management’s discretion, up to $200.0 million of our common stock. Under this purchase program, the Company may purchase shares from time to time on the open market or in private transactions. The specific timing and amount of purchases will vary based on market conditions, securities law limitations and other factors. Purchases under the share purchase program may be commenced, suspended or discontinued at any time and from time to time without prior notice.

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

GRANITE CONSTRUCTION INCORPORATED

Date:	November 2, 2015	By:	/s/ Laurel J. Krzeminski
Laurel J. Krzeminski
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)