Form 10-K
period 2015-12-31
GRANITE CONSTRUCTION INC
filed 2016-02-25
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $1.4 billion as of June 30, 2015, based upon the price at which the registrant’s Common Stock was last sold as reported on the New York Stock Exchange on such date.
At February 15, 2016, 39,413,511 shares of Common Stock, par value $0.01, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of Granite Construction Incorporated to be held on June 9, 2016, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015.

Index
 PART I

PART II

PART III

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
EXHIBIT 10.26
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
We deliver infrastructure solutions for public and private clients in North America. We are one of the largest diversified heavy civil contractors and construction materials producers in the United States. We operate nationwide, serving both public and private sector clients. Within the public sector, we primarily concentrate on heavy-civil infrastructure projects, including the construction of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, trenchless and underground utilities, power-related facilities, water and wastewater facilities, utilities, tunnels, dams and other infrastructure-related projects. Within the private sector, we perform site preparation and infrastructure services for residential development, energy development, commercial and industrial sites, and other facilities, as well as provide construction management professional services.
We own and lease substantial aggregate reserves and own a number of plant facilities to produce construction materials for use in our construction business and for sale to third parties. We also have one of the largest contractor-owned heavy construction equipment fleets in the United States. We believe that the ownership of a certain amount of these assets enables us to compete more effectively by ensuring availability of these resources at a favorable cost.
Operating Structure
Our business is organized into three reportable business segments. These business segments are: Construction, Large Project Construction and Construction Materials. See Note 19 of “Notes to the Consolidated Financial Statements” for additional information about our reportable business segments.
In addition to business segments, we review our business by operating groups and by public and private market sectors. Our operating groups are defined as follows: (i) California; (ii) Northwest, which primarily includes offices in Alaska, Arizona, Nevada, Utah and Washington; (iii) Heavy Civil, which primarily includes offices in California, Florida, New York and Texas; and (iv) Kenny, which primarily includes an office in Illinois. Each of these operating groups may include financial results from our Construction and Large Project Construction segments. A project’s results are reported in the operating group that is responsible for the project, not necessarily the geographic area where the work is located. In some cases, the operations of an operating group include the results of work performed outside of that geographic region. Our California and Northwest operating groups include financial results from our Construction Materials segment.

Construction: Revenue from our Construction segment was $1.3 billion and $1.2 billion (53.3% and 52.1% of our total revenue) in 2015 and 2014, respectively. Revenue from our Construction segment is derived from both public and private sector clients. The Construction segment performs construction management, as well as various civil construction projects with a large portion of the work focused on new construction and improvement of streets, roads, highways, bridges, site work, underground, power-related facilities, water-related facilities, utilities and other infrastructure projects. These projects are typically bid-build and construction management projects completed within two years with a contract value of less than $75 million.
Large Project Construction: Revenue from our Large Project Construction segment was $812.7 million and $825.0 million (34.3% and 36.3% of our total revenue) in 2015 and 2014, respectively. The Large Project Construction segment focuses on large, complex infrastructure projects which typically have a longer duration than our Construction segment work. These projects include major highways, mass transit facilities, bridges, tunnels, waterway locks and dams, pipelines, canals, power-related facilities, water-related facilities, utilities and airport infrastructure. This segment primarily includes bid-build, design-build and construction management/general contractor contracts, together with various contract methods relating to public-private partnerships, generally with contract values in excess of $75 million.
We utilize the design-build construction management/general contractor, construction management at-risk, and other alternative procurement methods of project delivery. Unlike traditional projects where owners first hire a design firm or design a project themselves and then put the project out to bid for construction, design-build projects provide the owner with a single point of responsibility and a single contact for both final design and construction. Although design-build projects carry additional risk as compared to traditional bid/build projects, the profit potential can also be higher. Under the construction management/general contractor method of delivery, we contract with owners to manage the design phase of the contract with the understanding that we will negotiate a contract on the construction phase when the design nears completion. Revenue from alternative procurement method projects represented 83.6% and 74.5% of Large Project Construction revenue in 2015 and 2014, respectively.
We participate in joint ventures with other construction companies mainly on projects in our Large Project Construction segment. Joint ventures are typically used for large, technically complex projects, including design-build projects, where it is necessary or desirable to share risk and resources. Joint venture partners typically provide independently prepared estimates, shared financing and equipment, and often bring local knowledge and expertise. For more information see the “Joint Ventures” section below.
Construction Materials: Revenue from our Construction Materials segment was $295.6 million and $263.8 million (12.5% and 11.6% of our total revenue) in 2015 and 2014, respectively. The Construction Materials segment mines and processes aggregates and operates plants that produce construction materials for internal use and for sale to third parties. We have significant aggregate reserves that we own or lease through long-term leases. Sales to our construction projects represented 31.6% of our gross sales during 2015, and ranged from 30.5% to 44.7% over the last five years. The remainder is sold to third parties.
During 2013 and in connection with our 2010 Enterprise Improvement Plan (“EIP”), we recorded $14.7 million in restructuring charges related to non-performing quarry sites and incurred $3.2 million in lease termination charges, both related to the Construction Materials segment. In addition, during 2013 as part of the EIP we recorded $31.1 million of restructuring charges, including amounts attributable to non-controlling interests of $3.9 million, related to consolidated real estate assets. During 2015, we recorded restructuring gains of $5.0 million, including amounts attributable to non-controlling interests of $3.3 million, and $1.0 million from the sale of the consolidated real estate assets and the sale of a previously impaired quarry site, respectively. During 2014, we recorded a $1.3 million restructuring gain related to our release from the lease obligations. Separate from the EIP, we recorded $1.3 million in non-cash impairment gains and $3.2 million in non-cash impairment charges during 2014 and 2013, respectively, related to the Construction Materials segment. See Note 11 of “Notes to the Consolidated Financial Statements” and “Restructuring and Impairment (Gains) Charges, Net” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Business Strategy
Our business strategy is to consistently deliver ideas, innovations and products and services to our clients to power today’s mobile society. Our most fundamental objective is to increase long-term shareholder value as measured by the appreciation of the value of our common stock over a period of time, as well as dividend payouts. In alphabetical order, the following are key factors in our ability to achieve these objectives:
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
Core Competency Focus - A core competency is to perform the myriad of tasks necessary to deliver major infrastructure projects. These projects include the building of roads, highways, bridges, dams, tunnels, mass transit facilities, airport and railroad infrastructure, underground utilities, power-related facilities, water-related facilities, materials management, construction management, staff augmentation and site preparation. This focus allows us to most effectively utilize our specialized strengths.
Decentralized Profit Centers - Each of our operating groups is established as an individual profit center which encourages entrepreneurial activity while allowing the operating groups to benefit from centralized administrative, operational expertise and support functions.
Diversification - To mitigate the risks inherent in the construction business as the result of general economic factors, we pursue projects: (i) in both the public and private sectors; (ii) in federal, rail, power, water and renewable energy markets; (iii) for a wide range of customers within each sector (from the federal government to small municipalities and from large corporations to individual homeowners); (iv) in diverse geographic markets; (v) that are construction management/general contractor, design-build and bid-build; (vi) at fixed price, time and materials, cost reimbursable and fixed unit price; and (vii) of various sizes, durations and complexity. In addition to pursuing opportunities with traditional project funding, we continue to evaluate other sources of project funding (e.g., public and private partnerships).
Employee Development - We believe that our employees are the primary factor for the successful implementation of our business strategies. Significant resources are employed to attract, develop and retain extraordinary talent and fully promote each employee’s capabilities.
Ownership of Construction Equipment - We own a large fleet of well-maintained heavy construction equipment. The ownership of a large portion of construction equipment enables us to compete more effectively by ensuring availability of the equipment at a favorable cost.
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
Our operating principles include:
Accident Prevention - We believe pro-active accident prevention is a moral obligation as well as good business. By identifying and concentrating resources to address jobsite hazards, we continually strive to eliminate our incident rates and the costs associated with accidents.
Quality and High Ethical Standards - We believe in the importance of performing high quality work. Additionally, we believe in maintaining high ethical standards through an established code of conduct and an effective company-wide compliance program, while being guided by our Core Values at all times.
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

Raw Materials
We purchase raw materials, including but not limited to, aggregate products, cement, diesel and gasoline fuel, liquid asphalt, natural gas, propane and steel, from numerous sources. Our aggregate reserves supply a portion of the raw materials needed in our construction projects. The price and availability of raw materials may vary from year to year due to market conditions and production capacities. We do not foresee a lack of availability of any raw materials over the next twelve months.
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
During the year ended December 31, 2015, our largest volume customer, including both prime and subcontractor arrangements, was the New York State Department of Transportation (“NYSDOT”). Revenue recognized from contracts with NYSDOT during 2015 represented $199.0 million (8.4% of our total revenue), all of which was in our Large Project Construction segment (24.5% of segment revenue). During the years ended December 31, 2014 and 2013, our largest volume customer, including both prime and subcontractor arrangements, was the California Department of Transportation (“Caltrans”). Revenue from Caltrans represented $195.4 million (8.6% of total revenue) in 2014, of which $178.7 million (15.1% of segment revenue) was in our Construction segment and $16.8 million (2.0% of segment revenue) was in the Large Project Construction segment. Revenue from Caltrans totaled $265.8 million (11.7% of total revenue) in 2013, of which $239.9 million (19.2% of segment revenue) was in the Construction segment and $25.9 million (3.3% of segment revenue) was in the Large Project Construction segment.
Contract Backlog
Our contract backlog consists of the unearned revenue on awarded contracts, including 100% of our consolidated joint venture contracts and our proportionate share of unconsolidated joint venture contracts. We generally include a project in our contract backlog at the time a contract is awarded and to the extent we believe funding is probable. Certain federal government contracts where funding is appropriated on a periodic basis are included in contract backlog at the time of the award. Contracts that include unexercised contract options and unissued task orders are included in contract backlog as follows:
Contract Options: Contract options represent the monetary value of option periods under existing contracts, which are exercisable at the option of our customers without requiring us to go through an additional competitive bidding process and would be canceled only if a customer decided to end the project (a termination for convenience) or through a termination for default. When the options are exercised and funding is in place or probable, the amount associated with the exercised option is recorded into contract backlog.
Task Orders: Task orders represent the expected monetary value of signed master contracts under which we perform work only when the customer awards specific task orders to us. When such task orders are signed and funding is in place or probable, the amount associated with the task order is recorded into contract backlog.
Substantially all of the contracts in our contract backlog, as well as unexercised contract options and unissued task orders, may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past (see “Contract Provisions and Subcontracting”). Many projects in our Construction segment are added to backlog and completed within the same fiscal year and therefore may not be reflected in our beginning or year-end contract backlog. Contract backlog by segment is presented in “Contract Backlog” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our contract backlog was $2.9 billion and $2.7 billion at December 31, 2015 and 2014 respectively. Approximately $1.5 billion of the December 31, 2015 contract backlog is expected to be completed during 2016.

Equipment
At December 31, 2015 and 2014, we owned the following number of construction equipment and vehicles:

December 31,	2015	2014
Heavy construction equipment	2,439	2,506
Trucks, truck-tractors, trailers and vehicles	3,709	3,851

Our portfolio of equipment includes backhoes, barges, bulldozers, cranes, excavators, loaders, motor graders, pavers, rollers, scrapers, trucks, special equipment for pipeline rehabilitation and tunnel boring machines that are used in our Construction, Large Project Construction and Construction Materials segments. We believe that ownership of equipment is generally preferable to leasing because it ensures the equipment is available as needed and normally results in lower costs. We pool certain equipment for use by our Construction, Large Project Construction and Construction Materials segments to maximize utilization. We continually monitor and adjust our fleet size so that it is consistent with the size of our business, considering both existing backlog and expected future work. On a short-term basis, we lease or rent equipment to supplement our portfolio of equipment in response to construction activity peaks. In 2015 and 2014, we spent $20.0 million and $32.3 million, respectively, on purchases of construction equipment and vehicles.
Employees
On December 31, 2015, we employed approximately 1,800 salaried employees who work in management, estimating and clerical capacities, plus approximately 1,400 hourly employees. The total number of hourly personnel is subject to the volume of construction in progress and is seasonal. During 2015, the number of hourly employees ranged from approximately 1,400 to 3,000 and averaged approximately 2,500. Four of our wholly-owned subsidiaries, Granite Construction Company, Granite Construction Northeast, Inc., Granite Infrastructure Constructors, Inc., and Kenny Construction Company, are parties to craft collective bargaining agreements in many areas in which they work.
We believe our employees are our most valuable resource, and our workforce possesses a strong dedication to and pride in our company. Among salaried and non-union hourly employees, this dedication is reinforced by a 4.8% equity ownership at December 31, 2015 through our 401(k) Plan. Our managerial and supervisory personnel have an average of approximately 10 years of service with Granite.
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
The scale and complexity of jobs in the Large Project Construction segment preclude many smaller contractors from bidding such work. Consequently, our Large Project Construction segment competition is typically comprised of large, regional, national and international construction companies.
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
Factors influencing our competitiveness include price, estimating abilities, knowledge of local markets and conditions, project management, financial strength, reputation for quality, aggregate materials availability, and machinery and equipment. Historically, the construction business has not required large amounts of capital for the smaller size construction work pursued by our Construction segment, which can result in relative ease of market entry for companies possessing acceptable qualifications. By contrast, the construction work pursued and performed by our Large Project Construction segment typically requires large amounts of capital that may make entry into the market by future competitors more difficult. Historically, the required amount of capital has not had a significant impact on our ability to compete in the marketplace. Although the construction business is highly competitive, we believe we are well positioned to compete effectively in the markets in which we operate.

Contract Provisions and Subcontracting
Our contracts with our customers are primarily “fixed unit price” or “fixed price.” Under fixed unit price contracts, we are committed to providing materials or services at fixed unit prices (for example, dollars per cubic yard of concrete placed or cubic yard of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, errors in our estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk of performing all the work for the specified amount. The percentage of fixed price contracts in our contract backlog was 67.2% at December 31, 2015 compared with 71.0% at December 31, 2014. The percentage of fixed unit price contracts in our contract backlog was 28.1% and 19.9% at December 31, 2015 and 2014, respectively. All other contract types represented 4.7% and 9.1% of our backlog at December 31, 2015 and 2014, respectively.
With the exception of contract change orders and affirmative claims, which is typically sole-source, our construction contracts are obtained through competitive bidding in response to solicitations by both public agencies and private parties and on a negotiated basis as a result of solicitations from private parties. Project owners use a variety of methods to make contractors aware of new projects, including posting bidding opportunities on agency websites, disclosing long-term infrastructure plans, advertising and other general solicitations. Our bidding activity is affected by such factors as the nature and volume of advertising and other solicitations, contract backlog, available personnel, current utilization of equipment and other resources, our ability to obtain necessary surety bonds and competitive considerations. Our contract review process includes identifying risks and opportunities during the bidding process and managing these risks through mitigation efforts such as contract negotiation, bid/no bid decisions, insurance and pricing. Contracts fitting certain criteria of size and complexity are reviewed by various levels of management and, in some cases, by the Executive Committee of our Board of Directors. Bidding activity, contract backlog and revenue resulting from the award of new contracts may vary significantly from period to period.
There are a number of factors that can create variability in contract performance as compared to the original bid. Such factors can positively or negatively impact costs and profitability, may cause higher than anticipated construction costs and can create additional liability to the contract owner. The most significant of these include:

•	the completeness and accuracy of the original bid;

•	costs associated with scope changes;

•	costs of labor and/or materials;

•	extended overhead due to owner, weather and other delays;

•	subcontractor performance issues;

•	changes in productivity expectations;

•	site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable);

•	changes from original design on design-build projects;

•	the availability and skill level of workers in the geographic location of the project;

•	a change in the availability and proximity of equipment and materials;

•	our ability to fully and promptly recover on claims and back charges for additional contract costs; and

•	the customer’s ability to properly administer the contract.
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
We act as prime contractor on most of our construction projects. We complete the majority of our projects with our own resources and subcontract specialized activities such as electrical and mechanical work. As prime contractor, we are responsible for the performance of the entire contract, including subcontract work. Thus, we may be subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated. Based on our analysis of their construction and financial capabilities, among other criteria, we typically require the subcontractor to furnish a bond or other type of security to guarantee their performance and/or we retain payments in accordance with contract terms until their performance is complete. Disadvantaged business enterprise regulations require us to use our good faith efforts to subcontract a specified portion of contract work done for governmental agencies to certain types of disadvantaged contractors or suppliers. As with all of our subcontractors, some may not be able to obtain surety bonds or other types of performance security.

Joint Ventures
We participate in various construction joint ventures, partnerships and one limited liability company of which we are a limited member (“joint ventures”) in order to share expertise, risk and resources for certain highly complex projects. Generally, each construction joint venture is formed to accomplish a specific project and is jointly controlled by the joint venture partners. We select our joint venture partners based on our analysis of their construction and financial capabilities, expertise in the type of work to be performed and past working relationships, among other criteria. The joint venture agreements typically provide that our interests in any profits and assets, and our respective share in any losses and liabilities, that may result from the performance of the contract are limited to our stated percentage interest in the project.
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
We also participate in various “line item” joint venture agreements under which each partner is responsible for performing certain discrete items of the total scope of contracted work. The revenue for these discrete items is defined in the contract with the project owner and each venture partner bears the profitability risk associated only with its own work. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We account for our portion of these contracts as project revenues and costs in our accounting system and include receivables and payables associated with our work in our consolidated financial statements.
The agreements with our joint venture partners and limited liability company members (“partner(s)”) for both construction joint ventures and line item joint ventures define each partner’s management role and financial responsibility in the project. While the amount of exposure is generally limited to our stated ownership interest due to the joint and several nature of the performance obligations under the associated owner contract, if one of the partners fails to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). We estimate our liability for performance guarantees and include them in accrued expenses and other current liabilities with a corresponding increase in equity in construction joint ventures on the consolidated balance sheets. We reassess our liability when and if changes in circumstances occur. The liability and corresponding asset are removed from the consolidated balance sheets upon completion and customer acceptance of the project. Circumstances that could lead to a loss under these agreements beyond our stated ownership interest include the failure of a partner to contribute additional funds to the venture in the event the project incurs a loss or additional costs that we could incur should a partner fail to provide the services and resources that it had committed to provide in the agreement. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.
At December 31, 2015, there was $5.1 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts, of which $1.6 billion represented our share and the remaining $3.5 billion represented our partners’ share. See Note 6 of “Notes to the Consolidated Financial Statements” for more information.

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
In July 2007, the California Air Resources Board (“CARB”) approved a regulation that will require California equipment owners/operators to reduce diesel particulate and nitrogen oxide emissions from in-use off-road diesel equipment and to meet progressively more restrictive emission targets from 2010 to 2020. In December 2008, CARB approved a similar regulation for in-use on-road diesel equipment that includes more restrictive emission targets from 2010 to 2022. The emission targets require California off-road and on-road diesel equipment owners to retrofit equipment with diesel emission control devices or replace equipment with new engine technology as it becomes available, which has resulted in higher equipment-related expenses. In December 2010, CARB amended both regulations to grant economic relief to affected fleets by extending initial compliance dates as well as adding additional compliance requirements. To-date, costs to prepare the Company for compliance have totaled $18.4 million and costs of compliance in 2016 are expected to be $13.3 million. We will continue to manage compliance costs; however, it is not possible to determine the total future cost of compliance.
As is the case with other companies in our industry, some of our aggregate products contain varying amounts of crystalline silica, a common mineral. Also, some of our construction and material processing operations release, as dust, crystalline silica that is in the materials being handled. Excessive, prolonged inhalation of very small-sized particles of crystalline silica has allegedly been associated with respiratory disease (including Silicosis). For 2016, the Mine Safety and Health Administration and the Occupational Safety and Health Administration are developing new proposed occupational thresholds for crystalline silica exposure as respirable dust at one-half the existing regulatory limits. The initial scope of new proposed occupational thresholds indicates that additional engineering controls will be required to reduce potential exposure in response to the reduced exposure limits. These proposed rule changes are being tracked and monitored to evaluate potential future compliance costs; however, it is not possible at this time to determine the future cost of compliance. However, we have implemented dust control procedures to measure compliance with current requisite thresholds and to verify that respiratory protective equipment is made available as necessary. We also communicate, through safety information sheets and other means, what we believe to be appropriate warnings and cautions to employees and customers about the risks associated with excessive, prolonged inhalation of mineral dust in general and crystalline silica in particular (see “Item 1A. Risk Factors”).

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

Executive Officers of the Registrant
Information regarding our executive officers is set forth below.

Name	Age	Position
James H. Roberts	59	President and Chief Executive Officer
Christopher S. Miller	49	Executive Vice President and Chief Operating Officer
Laurel J. Krzeminski	61	Executive Vice President and Chief Financial Officer
Michael F. Donnino	61	Senior Vice President and Group Manager
Martin P. Matheson	54	Senior Vice President and Group Manager
James D. Richards	52	Senior Vice President and Group Manager

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
Ms. Krzeminski joined Granite in 2008 and has served as Chief Financial Officer since November 2010. She has served as Executive Vice President since December 2015, Senior Vice President from January 2013 to December 2015, Vice President from July 2008 to December 2012, Interim Chief Financial Officer from June 2010 to October 2010 and Corporate Controller from July 2008 to May 2010. From 1993 to 2007, she served in various corporate and operational finance positions with The Gillette Company (acquired by The Procter & Gamble Company in 2005), including Finance Director for the Duracell and Braun North American business units. Ms. Krzeminski also served as the Director of Gillette’s Sarbanes-Oxley Section 404 Compliance program and as Gillette’s Director of Corporate Financial Reporting. Her experience also includes several years in public accounting with an international accounting firm. She received a Bachelor’s degree in Business Administration-Accounting from San Diego State University.
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

•
Unfavorable economic conditions may have an adverse impact on our business. Volatility in the global financial system may have an adverse impact on our business, financial position, results of operations, cash flows and liquidity. In particular, low tax revenues, budget deficits, financing constraints, including timing of Fixing America’s Surface Transportation Act funding releases, and competing priorities may result in cutbacks in new infrastructure projects in the public sector and could have an adverse impact on collectibility of receivables from government agencies. In addition, levels of new commercial and residential construction projects could be adversely affected by oversupply of existing inventories of commercial and residential properties, low property values and a restrictive financing environment. A depressed demand for construction and construction materials in both the public and private sectors could result in intensified competition, which could have an adverse impact on both our revenues and profit margins and could impact growth opportunities.

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

•
Government contracts generally have strict regulatory requirements. Approximately 82.8% of our Construction and Large Project Construction revenue in 2015 was derived from contracts funded by federal, state and local government agencies and authorities. Government contracts are subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance and accounting and often include express or implied certifications of compliance. Claims for civil or criminal fraud may be brought for violations of regulations, requirements or statutes. We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages. Further, if we fail to comply with any of the regulations, requirements or statutes or if we have a substantial number of accumulated Occupational Safety and Health Administration, Mine Safety and Health Administration or other workplace safety violations, our existing government contracts could be terminated and we could be suspended from government contracting or subcontracting, including federally funded projects at the state level. Should one or more of these events occur, it could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

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

•
Failure to maintain safe work sites could result in significant losses. Construction and maintenance sites are potentially dangerous workplaces and often put our employees and others in close proximity with mechanized equipment, moving vehicles, chemical and manufacturing processes, and highly regulated materials.  On many sites, we are responsible for safety and, accordingly, must implement safety procedures.  If we fail to implement these procedures or if the procedures we implement are ineffective, we may suffer the loss of or injury to our employees, as well as expose ourselves to possible litigation. Our failure to maintain adequate safety standards through our safety programs could result in reduced profitability or the loss of projects or clients, and could have a material adverse impact on our financial position, results of operations, cash flows and liquidity.

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

•
Our joint venture contracts subject us to risks and uncertainties, some of which are outside of our control. As further described in Note 1 of “Notes to the Consolidated Financial Statements” and under “Item 1. Business; Joint Ventures,” we perform certain construction contracts as a limited member of joint ventures, partnerships and one limited liability company. Participating in these arrangements exposes us to risks and uncertainties, including the risk that if our partners fail to perform under joint and several liability contracts on which we could be liable for completion of the entire contract. In addition, if our partners are not able or willing to provide their share of capital investment to fund the operations of the venture, there could be unanticipated costs to complete the projects, financial penalties or liquidated damages. These situations could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

To the extent we are not the controlling partner, we have limited control over many of the decisions made with respect to the related construction projects. These joint ventures may not be subject to the same compliance requirements, including those related to internal control over financial reporting. While we have controls to sufficiently mitigate the risks associated with reliance on their control environment and financial information, to the extent the controlling partner makes decisions that negatively impact the joint venture or internal control problems arise within the joint venture, it could have a material adverse impact on our business, financial position, results of operations, cash flows and liquidity.

•
Our failure to adequately recover on claims brought by us against project owners or other project participants for additional contract costs could have a negative impact on our liquidity and future operations. In certain circumstances, we assert claims against project owners, engineers, consultants, subcontractors or others involved in a project for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as delays or changes from the initial project scope, both of which may result in additional costs. Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when and on what terms these claims will be fully resolved. The potential gross profit impact of recoveries for contract modifications and claims may be material in future periods when claims, or a portion of such claims, against customers become probable and estimable or when claims against other third parties are settled. When these types of events occur, we use working capital in projects to promptly and fully cover cost overruns pending the resolution of the relevant claims and may incur additional costs when pursuing such potential recoveries. A failure to recover on these types of claims promptly and fully could have a negative impact on our liquidity and results of operations. In addition, while clients and subcontractors may be obligated to indemnify us against certain liabilities, such third parties may refuse or be unable to pay us.

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

•
We may be required to contribute cash to meet our unfunded pension obligations in certain multi-employer plans. Four of our wholly-owned subsidiaries, Granite Construction Company, Granite Construction Northeast, Inc., Granite Industrial, Inc., and Kenny Construction Company, participate in various domestic multi-employer pension plans on behalf of union employees. Union employee benefits generally are based on a fixed amount for each year of service. We are required to make contributions to the plans in amounts established under collective bargaining agreements.  Pension expense is recognized as contributions are made. The domestic pension plans are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”). Under ERISA, a contributor to a multi-employer plan may be liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. While we currently have no intention of withdrawing from a plan and unfunded pension obligations have not significantly affected our operations in the past, there can be no assurance that we will not be required to make material cash contributions to one or more of these plans to satisfy certain underfunded benefit obligations in the future.

•
Recent healthcare legislation may increase our costs and reduce our future profitability. In 2012, the United States Supreme Court upheld the majority of the provisions in the Patient Protection and Affordable Care Act (the “Act”). The Act places requirements on employers to provide a minimum level of benefits to employees and assesses penalties on employers if the benefits do not meet the required minimum level or if the cost of coverage to employees exceeds affordability thresholds specified in the Act. The minimum benefits and affordability requirements took effect in 2015 and the associated filings are due in 2016. The Act also imposes an excise tax beginning in 2020 on plans whose average cost exceeds specified amounts. Although our initial assessment indicates that the provisions in the Act will not have a material adverse impact to our financial position, results of operations, cash flows and liquidity, it is difficult to predict the financial and operational impacts due to the breadth and complexity of this legislation.

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

•
Our real estate investments are subject to mortgage financing and may require additional funding. Our wholly owned subsidiary Granite Land Company’s (“GLC’s”) real estate investments generally utilize short-term debt financing for their development activities. Such financing is subject to the terms of the applicable debt or credit agreement and generally is secured by mortgages on the applicable real property. Although we have significantly reduced our exposure in this area, if our real estate investment partners are unable to make their proportional share of a required repayment, GLC may elect to provide the additional funding which could affect our financial position, cash flows and liquidity. Also, if we determine we are the primary beneficiary of real estate joint ventures, as defined by the applicable accounting guidance, we may be required to consolidate additional real estate investments in our financial statements.

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

◦
the recording of goodwill or other non-amortizable intangible assets that will be subject to subsequent impairment testing and potential impairment charges, as well as amortization expenses related to certain other intangible assets; and

◦
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

•
Deterioration of the United States economy could have a material adverse effect on our business, financial condition and results of operations. Fiscal and monetary policies enacted by the U.S. government could negatively impact the ability of government agencies to fund existing or new infrastructure projects. In addition, such actions could have a material adverse effect on the financial markets and economic conditions in the United States as well as throughout the world, which may limit our ability and the ability of our customers to obtain financing and/or could impair our ability to execute our acquisition strategy. Deterioration in general economic activity and infrastructure spending or Congress’ deficit reduction measures could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

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

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
Quarry Properties
As of December 31, 2015, we had 39 active and 25 inactive permitted quarry properties available for the extraction of sand and gravel and hard rock, all of which are located in the western United States. All of our quarries are open-pit and are primarily accessible by road. We process aggregates into construction materials for internal use and for sale to third parties. Our plant equipment is powered mostly by electricity provided by local utility companies. The following map shows the approximate locations of our permitted quarry properties as of December 31, 2015.
We estimate our permitted proven1 and probable2 aggregate reserves to be approximately 740.8 million tons with an average permitted life of approximately 73 years at present operating levels. Present operating levels are determined based on a three-year annual average aggregate production rate of 10.2 million tons. Reserve estimates were made by our geologists and engineers based primarily on drilling studies. Reserve estimates are based on various assumptions, and any material inaccuracies in these assumptions could have a material impact on the accuracy of our reserve estimates. These properties are primarily used by our Construction and Construction Materials segments.
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

The following tables present information about our quarry properties as of December 31, 2015 (tons in millions):

	Type
Quarry Properties	Sand & Gravel	Hard Rock	Permitted Aggregate Reserves (tons)	Unpermitted Aggregate Reserves (tons)	Three-Year Annual Average Production Rate (tons)	Average Reserve Life
Owned quarry properties	24	5	435.8	326.5	5.5	81.5
Leased quarry properties[1]	23	12	305.0	41.6	4.7	65.0

1 Our leases have expiration dates which range from month-to-month to 45 years with most including an option to renew.

		Permitted Reserves for Each Product Type (tons)		Percentage of Permitted Reserves Owned and Leased
State	Number of Properties	Sand & Gravel	Hard Rock	Owned	Leased
California	29	261.3	247.5	59%	41%
Non-California	35	137.1	94.9	58%	42%

Plant Properties
We operate plants at our quarry sites to process aggregates into construction materials. Some of our sites may have more than one crushing, concrete or asphalt processing plant. In an effort to continuously increase efficiencies based on external and internal demands, we sold or otherwise disposed of several plants and the associated land in California during 2015 and in California, Alaska, and Nevada during 2014. These sales or dispositions resulted in gains during 2015 and 2014 of approximately $0.2 million and $9.8 million, respectively, that were recorded to gain on sales of property and equipment in the consolidated statements of operations. At December 31, 2015 and 2014, we owned the following plants:

December 31,	2015	2014
Aggregate crushing plants	32	33
Asphalt concrete plants	50	52
Cement concrete batch plants	8	9
Asphalt rubber plants	5	5
Lime slurry plants	9	9
These plants are primarily used by our Construction and Construction Materials segments.
Other Properties
The following table provides our estimate of certain information about other properties as of December 31, 2015:

	Land Area (acres)	Building Square Feet
Office and shop space (owned and leased)	6,351	1,190,580
As of December 31, 2015, approximately 49% of our office and shop space was attributable to our Construction segment, 13% to our Large Project Construction segment and 5% to our Construction Materials segment. The remainder is primarily attributable to administration.

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
Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded on the consolidated balance sheets. The aggregate liabilities recorded as of December 31, 2015 and 2014 related to these matters were approximately $5.2 million and $9.7 million, respectively, and were primarily included in accrued expenses and other current liabilities. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, was immaterial as of December 31, 2015. Our estimates of such matters could change in future periods.
Investigation Related to Grand Avenue Project Disadvantaged Business Enterprise (“DBE”) Issues: On March 6, 2009, the U.S. Department of Transportation, Office of Inspector General served upon our wholly-owned subsidiary, Granite Construction Northeast, Inc. (“Granite Northeast”), a United States District Court, Eastern District of New York Grand Jury subpoena to produce documents. The subpoena sought all documents pertaining to the use of a DBE firm (the “Subcontractor”), and the Subcontractor’s use of a non-DBE subcontractor/consultant, on the Grand Avenue Bus Depot and Central Maintenance Facility for the Borough of Queens Project (the “Grand Avenue Project”), a Granite Northeast project, that began in 2004 and was substantially complete in 2008. The subpoena also sought any documents regarding the use of the Subcontractor as a DBE on any other projects and any other documents related to the Subcontractor or to the subcontractor/consultant. Granite Northeast produced the requested documents, together with other requested information. Subsequently, Granite Northeast was informed by the Department of Justice (“DOJ”) that it was a subject of an investigation, along with others, and that the DOJ believed that Granite Northeast’s claim of DBE credit for the Subcontractor was improper. In addition to the documents produced in response to the Grand Jury subpoena, Granite Northeast provided the requested information to the DOJ, along with other federal and state agencies (collectively the “Agencies”), concerning other DBE entities for which Granite Northeast historically claimed DBE credit. The matter was settled with the Agencies on November 24, 2015. Granite, Granite Northeast and the DOJ entered into a Non-Prosecution Agreement pursuant to which Granite Northeast agreed to make payments totaling $8.25 million. A total of $3.5 million was paid in 2015 ($2.5 million to the DOJ, and $1.0 million to the Metropolitan Transportation Authority (“MTA”)). A final payment totaling $4.75 million will be made to the DOJ in 2016 (none to MTA in 2016) and is included in accrued and other current liabilities on our consolidated balance sheets as of December 31, 2015. The Non-Prosecution Agreement contains certain ongoing compliance requirements for Granite and failure to comply with these terms could lead to civil or criminal remedies.

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
As of February 15, 2016, there were 39,413,511 shares of our common stock outstanding held by 822 shareholders of record.
We have paid quarterly cash dividends since the second quarter of 1990, and we expect to continue to do so. However, declaration and payment of dividends is within the sole discretion of our Board of Directors, subject to limitations imposed by Delaware law and compliance with our credit agreements (which allow us to pay dividends so long as we have at least $150 million in unencumbered cash and equivalents and marketable securities on the consolidated balance sheet), and will depend on our earnings, capital requirements, financial condition and such other factors as the Board of Directors deems relevant. As of December 31, 2015, we had unencumbered cash, cash equivalents and marketable securities that exceeded the aforementioned limitations.

Market Price and Dividends of Common Stock
2015 Quarters Ended	December 31,	September 30,	June 30,	March 31,
High	$44.40	$36.07	$38.68	$38.42
Low	28.45	28.94	33.85	31.54
Dividends per share	0.13	0.13	0.13	0.13
2014 Quarters Ended	December 31,	September 30,	June 30,	March 31,
High	$39.09	$37.49	$40.52	$40.55
Low	30.44	31.78	34.24	31.39
Dividends per share	0.13	0.13	0.13	0.13
During the three months ended December 31, 2015, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[2]
October 1 through October 31, 2015	1,486	$30.05	—	$64,065,401
November 1 through November 30, 2015	183	$32.84	—	$64,065,401
December 1 through December 31, 2015	10,166	$41.02	—	$64,065,401
Total	11,835	$39.52	—

1The number of shares purchased is in connection with employee tax withholding for shares vested under our Amended and Restated 1999 Equity Incentive Plan.
2 On October 24, 2007, we announced that our Board of Directors authorized us to purchase, at management’s discretion, up to $200.0 million of our common stock. Under this purchase program, the Company may purchase shares from time to time on the open market or in private transactions. The specific timing and amount of purchases will vary based on market conditions, securities law limitations and other factors. Purchases under the share purchase program may be commenced, suspended or discontinued at any time and from time to time without prior notice.

Performance Graph
The following graph compares the cumulative 5-year total return provided to shareholders on Granite Construction Incorporated’s common stock relative to the cumulative total returns of the S&P 500 index and the Dow Jones U.S. Heavy Construction index. The Dow Jones U.S. Heavy Construction index includes the following companies: AECOM Technology Corp., Chicago Bridge & Iron Co NV, EMCOR Group Inc., Fluor Corp., Jacobs Engineering Group Inc., KBR Inc., and Quanta Services Inc. Certain of these companies differ from Granite in that they derive revenue and profit from non-U.S. operations and have customers in different markets. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2010 and its relative performance is tracked through December 31, 2015.

## COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Granite Construction Incorporated, the S&P 500 Index
and the Dow Jones US Heavy Construction Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/10
12/11
12/12
12/13
12/14
12/15
Granite Construction Incorporated
S&P 500
Dow Jones US Heavy Construction

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

December 31,	2010	2011	2012	2013	2014	2015
Granite Construction Incorporated	$100.00	$88.44	$127.64	$135.01	$148.86	$170.49
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
Dow Jones U.S. Heavy Construction	100.00	82.45	100.11	131.42	97.88	86.60

Item 6. SELECTED FINANCIAL DATA
Other than contract backlog, the selected consolidated financial data set forth below have been derived from our consolidated financial statements. Refer to the consolidated financial statements for further information. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

Selected Consolidated Financial Data
Years Ended December 31,	2015	2014	2013	2012	2011
Operating Summary	(In Thousands, Except Per Share Data)
Revenue	$2,371,029	$2,275,270	$2,266,901	$2,083,037	$2,009,531
Gross profit[1]	303,358	242,247	177,177	225,895	238,073
As a percent of revenue	12.8%	10.6%	7.8%	10.8%	11.8%
Selling, general and administrative expenses[1]	207,339	195,762	191,860	176,235	152,412
As a percent of revenue	8.7%	8.6%	8.5%	8.5%	7.6%
Restructuring and impairment (gains) charges, net[2]	(6,003)	(2,643)	52,139	(3,728)	2,181
Net income (loss)	68,248	35,876	(44,766)	59,920	66,085
Amount attributable to non-controlling interests	(7,763)	(10,530)	8,343	(14,637)	(14,924)
Net income (loss) attributable to Granite	60,485	25,346	(36,423)	45,283	51,161
As a percent of revenue	2.6%	1.1%	(1.6)%	2.2%	2.5%
Net income (loss) per share attributable to common shareholders:
Basic	$1.54	$0.65	$(0.94)	$1.17	$1.32
Diluted	$1.52	$0.64	$(0.94)	$1.15	$1.31
Weighted average shares of common stock:
Basic	39,337	39,096	38,803	38,447	38,117
Diluted	39,868	39,795	38,803	39,076	38,473
Dividends per common share	$0.52	$0.52	$0.52	$0.52	$0.52
Consolidated Balance Sheet[3]
Total assets[4]	$1,627,860	$1,600,048	$1,609,362	$1,721,324	$1,543,765
Cash, cash equivalents and marketable securities	358,531	358,028	346,323	433,420	406,648
Working capital[4]	519,177	454,121	396,759	454,098	422,683
Current maturities of long-term debt	15,024	1,247	1,247	19,060	32,173
Long-term debt	245,081	275,621	276,868	271,070	218,413
Other long-term liabilities	46,613	44,495	48,580	47,124	49,221
Granite shareholders’ equity	839,237	794,385	781,940	829,953	799,197
Book value per share	21.29	20.27	20.09	21.43	20.66
Common shares outstanding	39,413	39,186	38,918	38,731	38,683
Contract backlog	$2,908,438	$2,718,873	$2,526,751	$1,708,761	$2,022,454
1Gross profit and selling, general and administrative expenses are approximately $8.1 million, $8.1 million, $8.9 million and $9.9 million lower than the amounts previously reported in our Annual Reports on Form 10-K for the years ended December 31, 2014, 2013, 2012 and 2011, respectively, due to reclassifications related to (i) incentive compensation, and (ii) sales personnel payroll and related expenses. See Note 1 of “Notes to the Consolidated Financial Statements” and “Gross Profit” and “Selling, General and Administrative Expenses” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
2 During 2015, we recorded restructuring gains of $6.0 million related to our 2010 Enterprise Improvement Plan (“EIP”). During 2014, we recorded restructuring gains of $1.3 million related to our EIP and $1.3 million in impairment gains related to nonperforming quarry sites. During 2013, we recorded net restructuring charges of $52.1 million, during 2012, we recorded net restructuring gains of $3.7 million, and during 2011, we recorded net restructuring charges of $2.2 million (see Note 11 of the “Notes to the Consolidated Financial Statements” for additional information regarding the 2015, 2014 and 2013 amounts).
3 Assets acquired and liabilities assumed resulting from the acquisition of Kenny Construction Company are included on the consolidated balance sheet commencing as of December 31, 2012.
4Total assets are $20.4 million, $7.8 million, $8.2 million and $4.0 million lower than the amounts previously reported in our Annual Reports on Form 10-K for the years ended December 31, 2014, 2013, 2012 and 2011, respectively. Working capital is $53.2 million, $55.9 million, $36.7 million and $38.6 million lower than the amounts previously reported in our Annual Reports on Form 10-K for the years ended December 31, 2014, 2013, 2012 and 2011, respectively. The decreases are due to reclassifications related to the adoption during 2015 of Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. See Note 1 of “Notes to the Consolidated Financial Statements” and “Recently Issued and Adopted Accounting Pronouncements” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
We are one of the largest diversified heavy civil contractors and construction materials producers in the United States, engaged in the construction and improvement of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, trenchless and underground utilities, power-related facilities, water-related facilities, utilities, tunnels, dams and other infrastructure-related projects. We own aggregate reserves and plant facilities to produce construction materials for use in our construction business and for sale to third parties. We also operate a real estate investment business that we have been divesting over the past five years as part of our 2010 Enterprise Improvement Plan (“EIP”). Our permanent offices are located in Alaska, Arizona, California, Florida, Illinois, Nevada, New York, Texas, Utah and Washington. We have three reportable business segments: Construction, Large Project Construction and Construction Materials (see Note 19 of “Notes to the Consolidated Financial Statements” and “Operating Structure” under “Item 1. Business”).
In addition to business segments, we review our business by operating groups and by public and private market sectors. Our operating groups are defined as follows: (i) California; (ii) Northwest, which primarily includes offices in Alaska, Arizona, Nevada, Utah and Washington; (iii) Heavy Civil, which primarily includes offices in California, Florida, New York and Texas; and (iv) Kenny, which primarily includes an office in Illinois. Each of these operating groups may include financial results from our Construction and Large Project Construction segments. A project’s results are reported in the operating group that is responsible for the project, not necessarily the geographic area where the work is located. In some cases, the operations of an operating group include the results of work performed outside of that geographic region. Our California and Northwest operating groups include financial results from our Construction Materials segment.
With the exception of contract change orders and affirmative claims, which are typically sole-source, our construction contracts are obtained through competitive bidding in response to solicitations by both public agencies and private parties and on a negotiated basis as a result of solicitations from private parties. Project owners use a variety of methods to make contractors aware of new projects, including posting bidding opportunities on agency websites, disclosing long-term infrastructure plans, advertising and other general solicitations. Our bidding activity is affected by such factors as the nature and volume of advertising and other solicitations, contract backlog, available personnel, current utilization of equipment and other resources, our ability to obtain necessary surety bonds and competitive considerations. Our contract review process includes identifying risks and opportunities during the bidding process and managing these risks through mitigation efforts such as insurance and pricing. Contracts fitting certain criteria of size and complexity are reviewed by various levels of management and, in some cases, by the Executive Committee of our Board of Directors. Bidding activity, contract backlog and revenue resulting from the award of new contracts may vary significantly from period to period.
Our typical construction project begins with the preparation and submission of a bid to a customer. If selected as the successful bidder, we generally enter into a contract with the customer that provides for payment upon completion of specified work or units of work as identified in the contract.
The four primary economic drivers of our business are (i) the overall health of the economy; (ii) federal, state and local public funding levels; (iii) population growth resulting in public and private development; and (iv) the need to replace or repair aging infrastructure. A stagnant or declining economy will generally result in reduced demand for construction and construction materials in the private sector. This reduced demand increases competition for private sector projects and will ultimately also increase competition in the public sector as companies migrate from bidding on scarce private sector work to projects in the public sector. Greater competition can reduce our revenues and/or have a downward impact on our gross profit margins. In addition, a stagnant or declining economy tends to produce less tax revenue for public agencies, thereby decreasing a source of funds available for spending on public infrastructure improvements. Some funding sources that have been specifically earmarked for infrastructure spending, such as diesel and gasoline taxes, are not as directly affected by a stagnant or declining economy, unless actual consumption is reduced or gasoline sales tax revenues decline consistent with fuel prices. However, even these can be temporarily at risk as federal, state and local governments take actions to balance their budgets. Additionally, fuel prices and more fuel efficient vehicles can have a dampening effect on consumption, resulting in overall lower tax revenue. Conversely, increased levels of public funding as well as an expanding or robust economy will generally increase demand for our services and provide opportunities for revenue growth and margin improvement.
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
Unresolved contract modifications and claims (“affirmative claims“) to recover additional costs to which the Company believes it is entitled under the terms of the customers’ contracts are pending or have been submitted on certain projects. The owners or their authorized representatives and/or other third parties may be in partial or full agreement with the modifications or claims, or may have rejected or disagree entirely or partially as to such entitlement.
Effective January 1, 2015, we changed our accounting policy for recognizing revenue associated with affirmative claims with customers and back charges to vendors, designers, and subcontractors. Claim revenue is recognized to the extent of costs incurred when it is probable that a claim settlement with a customer will result in additional revenue and the amount can be reasonably estimated. Back charges are recognized as a reduction to cost when the estimated recovery is probable and the amount can be reasonably estimated. Prior to these changes in accounting policy, we recognized revenue from affirmative claims with customers and non-customers when the claims were settled, generally when a legally binding agreement was signed. We believe these changes in accounting policy are preferable as they more accurately reflect the timing and amount of revenue earned on our projects, as well as providing better comparability to our industry peers.
Except for contractual back charges, claims against non-customers continue to be recognized when the claims are settled.
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
The accuracy of our revenue and profit recognition in a given period depends on the accuracy of our estimates of the cost to complete each project. Cost estimates for all of our significant projects use a detailed “bottom up” approach and we believe our experience allows us to provide materially reliable estimates. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include:

•	the completeness and accuracy of the original bid;

•	costs associated with scope changes;

•	costs of labor and/or materials;

•	extended overhead and other costs due to owner, weather and other delays;

•	subcontractor performance issues;

•	changes in productivity expectations;

•	site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable);

•	changes from original design on design-build projects;

•	the availability and skill level of workers in the geographic location of the project;

•	a change in the availability and proximity of equipment and materials;

•	our ability to fully and promptly recover on claims and back charges for additional contract costs; and

•	the customer’s ability to properly administer the contract.
The foregoing factors, as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit between periods. Significant changes in cost estimates, particularly in our larger, more complex projects, have had, and can in future periods have, a significant effect on our profitability.

Our contracts with our customers are primarily either “fixed unit price” or “fixed price.” Under fixed unit price contracts, we are committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete placed or cubic yards of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk that we may not be able to perform all the work profitably for the specified contract amount. The percentage of fixed price contracts in our contract backlog was 67.2% at December 31, 2015 compared with 71.0% at December 31, 2014. The percentage of fixed unit price contracts in our contract backlog was 28.1% and 19.9% at December 31, 2015 and 2014, respectively. All other contract types represented 4.7% and 9.1% of our contract backlog at December 31, 2015 and 2014, respectively.
Goodwill
As of December 31, 2015, we had five reporting units in which goodwill was recorded as follows:

•	Kenny Group Construction

•	Kenny Group Large Project Construction

•	Northwest Group Construction

•	Northwest Group Construction Materials

•	California Construction
The most significant goodwill balances reside in the reporting units associated with the Kenny Group.
We perform impairment tests annually as of November 1 and more frequently when events and circumstances occur that indicate a possible impairment of goodwill. In addition, we evaluate goodwill for impairment if events or circumstances change between annual tests indicating a possible impairment.  Examples of such events or circumstances include the following:

•	a significant adverse change in legal factors or in the business climate;

•	an adverse action or assessment by a regulator;

•	a more likely than not expectation that a segment or a significant portion thereof will be sold; or

•	the testing for recoverability of a significant asset group within the segment.
In performing step one of the goodwill impairment tests, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using the discounted cash flows and market multiple methods.  Judgments inherent in these methods include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates, and appropriate benchmark companies. The cash flows used in our 2015 discounted cash flow model were based on five-year financial forecasts, which in turn were based on the 2016-2018 operating plan developed internally by management adjusted for market participant-based assumptions. Our discount rate assumptions are based on an assessment of the equity cost of capital and appropriate capital structure for our reporting units. In assessing the reasonableness of our determined fair values of our reporting units, we evaluate the reasonableness of our results against our current market capitalization.
After calculating the estimated fair value, we compare the resulting fair value to the net book value of the reporting unit, including goodwill. If the net book value of a reporting unit exceeds its fair value, we measure and record the amount of the impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.
The results of our annual goodwill impairment tests, performed in accordance with ASC 350, indicated that the estimated fair values of our reporting units exceeded their net book values (i.e., cushion) by at least 50% for the reporting units with goodwill. Out of the five reporting units with goodwill, the Kenny Large Project Construction business is the most susceptible to fluctuations in results depending on awarded work given the large size and limited frequency of awards. While we believe the current cushion for the reporting unit is adequate to absorb these fluctuations, a material decline in job win rates could have a material impact to this reporting unit’s estimated fair value.

Long-lived Assets
We review property and equipment and amortizable intangible assets for impairment whenever events or changes in circumstances indicate the net book value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their net book values to the future undiscounted cash flows the assets are expected to generate. If the assets are considered to be impaired, an impairment charge will be recognized equal to the amount by which the net book value of the asset exceeds fair value. We group construction equipment assets at a regional level, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets. When an individual asset or group of assets are determined to no longer contribute to the vertically integrated asset group, it is assessed for impairment independently.
During 2013 and in connection with our EIP, we recorded $14.7 million in restructuring charges related to non-performing quarry sites and incurred $3.2 million in lease termination charges, both related to the Construction Materials segment. In addition, during 2013 as part of the EIP we recorded $31.1 million of restructuring charges, including amounts attributable to non-controlling interests of $3.9 million, related to consolidated real estate assets. During 2015, we recorded restructuring gains of $5.0 million, including amounts attributable to non-controlling interests of $3.3 million, and $1.0 million from the sale of the consolidated real estate assets and the sale of a previously impaired quarry site, respectively. During 2014, we recorded a restructuring gain of $1.3 million resulting from our release from the lease obligations. Separate from the EIP, we recorded $1.3 million in non-cash impairment gains and $3.2 million in non-cash impairment charges during 2014 and 2013, respectively, related to the Construction Materials segment. See Note 11 of “Notes to the Consolidated Financial Statements” and “Restructuring and Impairment (Gains) Charges, Net” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
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
Contingencies
Loss contingency provisions are recorded if the potential loss from any asserted or unasserted claim or legal proceeding is considered probable and the amount can be reasonably estimated. If a potential loss is considered probable but only a range of loss can be determined, the low-end of the range is recorded. These accruals represent management’s best estimate of probable loss. Disclosure also is provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the amount recorded. Significant judgment is required in both the determination of probability of loss and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to claims and litigation and may revise our estimates. See Note 18 of “Notes to the Consolidated Financial Statements” and “Item 3. Legal Proceedings” for additional information.

Current Economic Environment and Outlook for 2016
Market conditions remain stable but highly competitive across western geographies and end markets. We finished the 2015 fiscal year with near-record backlog of $2.9 billion, against a backdrop of modest economic growth across certain regions of the country, and following the passage of the first long-term federal highway bill in a decade, the Fixing America’s Surface Transportation (“FAST”) Act, in December 2015.
The stability expected to be provided by the five-year FAST Act will allow state departments of transportation to plan more effectively, and we expect a positive impact in our business to begin late in 2016 and to accelerate in 2017. The Construction and Construction Materials segments continue to benefit from private non-residential activity and diversification opportunities, and we believe that long-term dedicated federal infrastructure investment provides these businesses with significant growth opportunities.
In our Large Project Construction segment, the market remains robust, but highly competitive. Granite is a highly desired partner for the services we provide, including public-private partnerships. We continue to pursue significant bidding opportunities for our Large Project Construction segment. These include teaming arrangements with partners to bid on more than $15 billion of project opportunities through 2017, with our proportionate share expected to be consistent with recent history.
Results of Operations

Comparative Financial Summary
Years Ended December 31,	2015	2014	2013
(in thousands)
Total revenue	$2,371,029	$2,275,270	$2,266,901
Gross profit	303,358	242,247	177,177
Restructuring and impairment (gains) charges, net	(6,003)	(2,643)	52,139
Operating income (loss)	110,308	65,100	(54,692)
Total other expense	6,881	9,503	9,337
Amount attributable to non-controlling interests	(7,763)	(10,530)	8,343
Net income (loss) attributable to Granite Construction Incorporated	60,485	25,346	(36,423)

Revenue

Total Revenue by Segment
Years Ended December 31,	2015		2014		2013
(dollars in thousands)
Construction	$1,262,675	53.2%	$1,186,445	52.1%	$1,251,197	55.2%
Large Project Construction	812,720	34.3	825,044	36.3	777,811	34.3
Construction Materials	295,634	12.5	263,781	11.6	237,893	10.5
Total	$2,371,029	100.0%	$2,275,270	100.0%	$2,266,901	100.0%

Construction Revenue
Years Ended December 31,	2015		2014		2013
(dollars in thousands)
California:
Public sector	$403,904	32.0%	$388,049	32.7%	$386,050	31.0%
Private sector	127,338	10.1	103,791	8.7	85,219	6.8
Northwest:
Public sector	415,787	32.9	396,919	33.5	442,089	35.3
Private sector	109,682	8.7	133,271	11.2	132,907	10.6
Heavy Civil:
Public sector	29,505	2.3	19,642	1.7	4,093	0.3
Private sector	—	—	—	—	528	—
Kenny:
Public sector	98,526	7.8	93,291	7.9	77,953	6.2
Private sector	77,933	6.2	51,482	4.3	122,358	9.8
Total	$1,262,675	100.0%	$1,186,445	100.0%	$1,251,197	100.0%
Construction revenue for the year ended December 31, 2015 increased by $76.2 million, or 6.4%, compared to the year ended December 31, 2014 primarily due to increased volumes from entering the year with greater backlog in the California and Kenny private sectors and both sectors of the Northwest, as well as improved success rate on bidding activity in the California, Heavy Civil and Kenny public sectors. The increases were partially offset by a decline in the Northwest private sector from completion of projects in 2015 that were not replaced.

Large Project Construction Revenue
Years Ended December 31,	2015		2014		2013
(dollars in thousands)
California[1]	$23,461	2.9%	$57,229	6.9%	$73,486	9.5%
Northwest[1]	45,843	5.6	13,883	1.7	24,085	3.1
Heavy Civil[1]	615,070	75.7	633,063	76.7	623,166	80.1
Kenny:
Public sector	86,291	10.6	103,828	12.6	55,174	7.1
Private sector	42,055	5.2	17,041	2.1	1,900	0.2
Total	$812,720	100.0%	$825,044	100.0%	$777,811	100.0%
1For the periods presented, this Large Project Construction revenue was earned from the public sector.
Large Project Construction revenue for the year ended December 31, 2015 decreased by $12.3 million, or 1.5%, compared to the year ended December 31, 2014, primarily due to decreases in the California operating group and Kenny public sector from completion of projects in late 2014 and early 2015 that were not replaced. In addition, there were decreases in the Heavy Civil operating group from a decline in settlements of outstanding issues with contract owners in 2015 relative to 2014, a decrease in the impact from jobs reaching a reasonably certain profit recognition threshold, as well as costs from outstanding claims and change orders. These decreases were partially offset by increases from estimated claim recoveries in the Heavy Civil operating group, entering 2015 with greater backlog than in 2014 in the Northwest operating group and the start-up of new jobs in the Kenny private sector.

Construction Materials Revenue
Years Ended December 31,	2015		2014		2013
(dollars in thousands)
California	$191,605	64.8%	$152,959	58.0%	$134,697	56.6%
Northwest	104,029	35.2	110,822	42.0	103,196	43.4
Total	$295,634	100.0%	$263,781	100.0%	$237,893	100.0%

Construction Materials revenue for the year ended December 31, 2015 increased $31.9 million, or 12.1%, when compared to the year ended December 31, 2014 primarily due to increased unit sales volumes from stronger economic drivers in most of the Western states where we operate our plant facilities, partially offset by volume decreases in other Western states.

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
The following tables illustrate our contract backlog as of the respective dates:

Total Contract Backlog by Segment
December 31,	2015		2014
(dollars in thousands)
Construction	$860,657	29.6%	$712,967	26.2%
Large Project Construction	2,047,781	70.4	2,005,906	73.8
Total	$2,908,438	100.0%	$2,718,873	100.0%

Construction Contract Backlog
December 31,	2015		2014
(dollars in thousands)
California:
Public sector	$233,691	27.1%	$285,230	40.0%
Private sector	52,313	6.1	60,490	8.5
Northwest:
Public sector	285,331	33.2	185,987	26.1
Private sector	12,922	1.5	35,444	5.0
Heavy Civil[1]	81,931	9.5	27,557	3.8
Kenny:
Public sector	143,386	16.7	44,927	6.3
Private sector	51,083	5.9	73,332	10.3
Total	$860,657	100.0%	$712,967	100.0%
1For the periods presented, all Construction contract backlog is related to contracts with public agencies.
Construction contract backlog of $860.7 million at December 31, 2015 was $147.7 million, or 20.7%, higher than at December 31, 2014. The increase was primarily due to improved success rate of bidding activity in the Northwest, Heavy Civil and Kenny operating groups, partially offset by progress on existing projects in the California operating group without receiving new awards. Significant new awards during 2015 in the Northwest, Heavy Civil and Kenny operating groups included a $71.9 million dam project in Texas, a $60.3 million interstate reconstruction project in Illinois and a $76.2 million bridge replacement project in Colorado.

Large Project Construction Contract Backlog
December 31,	2015		2014
(dollars in thousands)
Heavy Civil[1]	$1,623,832	79.3%	$1,682,047	83.9%
California[1]	24,132	1.2	19,066	1.0
Northwest[1]	66,920	3.3	38,463	1.8
Kenny:
Public sector[2]	264,559	12.9	156,010	7.8
Private sector	68,338	3.3	110,320	5.5
Total	$2,047,781	100.0%	$2,005,906	100.0%
1For the periods presented, all Large Project Construction contract backlog is related to contracts with public agencies.
2As of December 31, 2015 and 2014, $13.8 million and $35.0 million, respectively, of Kenny public sector contract backlog was translated from Canadian dollars to U.S. dollars at the spot rate in effect at the date of reporting.
Large Project Construction contract backlog of $2.0 billion at December 31, 2015 was $41.9 million, or 2.1%, higher than December 31, 2014 primarily due to new awards in the Heavy Civil and Kenny operating groups, including our $359.6 million share of the Rapid Bridge replacement project in Pennsylvania, a $184.1 million canal interceptor tunnel project in Ohio and the $152.4 million South East Connector Project in Nevada. Increases were partially offset by progress on existing projects.
Non-controlling partners’ share of Large Project Construction contract backlog as of December 31, 2015 and 2014 was $75.5 million and $26.8 million, respectively.
Three Large Project Construction contracts had forecasted losses representing $2.3 million, or 0.1%, of Large Project Construction contract backlog at December 31, 2015 compared to four contracts representing $32.1 million, or 1.6%, at December 31, 2014. Provisions are recognized in the consolidated statements of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. Future revisions to these estimated losses will be recorded in the periods in which the revisions are made.
Gross Profit
The following table presents gross profit by business segment for the respective periods:

Years Ended December 31,	2015	2014	2013
(dollars in thousands)
Construction	$190,190	$115,037	$102,292
Percent of segment revenue	15.1%	9.7%	8.2%
Large Project Construction	80,012	107,662	67,457
Percent of segment revenue	9.8	13.0	8.7
Construction Materials	33,156	19,548	7,428
Percent of segment revenue	11.2	7.4	3.1
Total gross profit[1]	$303,358	$242,247	$177,177
Percent of total revenue	12.8%	10.6%	7.8%
1Total gross profit for 2014 and 2013 are both approximately $8.1 million lower than the amounts previously reported in the respective Annual Reports on Form 10-K due to a $9.3 million and $8.9 million, respectively, reclassification of incentive compensation costs from selling, general and administration expenses to cost of revenue to align them with the associated salaries and related benefits, partially offset by a $1.2 million and $0.8 million, respectively, reclassification of sales personnel salaries and related expenses to selling, general and administration expenses from cost of revenue to correct their classification.
Construction gross profit in 2015 increased $75.2 million, or 65.4%, compared to 2014. Construction gross margin as a percentage of segment revenue for 2015 increased to 15.1% from 9.7% in 2014. The increases were primarily due to improved safety, better project execution resulting in reduced net project write-downs, as well as gross profit from estimated cost recoveries on claims during 2015 for which the majority of related costs were recorded in prior periods.
Large Project Construction gross profit in 2015 decreased $27.7 million, or 25.7%, compared to 2014. Large Project Construction gross margin as a percentage of segment revenue for 2015 decreased to 9.8% from 13.0% in 2014. The decreases were primarily due to a decrease in year-over-year third-party claim recognition and a decrease in the impact from jobs reaching a reasonably certain profit recognition threshold, as well as costs from outstanding claims and change orders. These decreases were partially offset by job progression on jobs that were in the early stages of construction in the prior year, as well as gross profit from estimated cost recoveries on affirmative claims.

Construction Materials gross profit in 2015 increased $13.6 million, or 69.6%, compared to 2014. Construction Materials gross margin as a percentage of segment revenue for 2015 increased to 11.2% from 7.4% in 2014. The increases were primarily due to increased volumes from overall improvement in the economy relative to the fixed cost of operating our plants.
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
Selling, General and Administrative Expenses
The following table presents the components of selling, general and administrative expenses for the respective periods:

Years Ended December 31,	2015	2014	2013
(dollars in thousands)
Selling
Salaries and related expenses	$41,428	$41,896	$39,206
Other selling expenses	6,524	9,561	6,901
Total selling	47,952	51,457	46,107
General and administrative
Salaries and related expenses	69,704	61,459	65,512
Incentive compensation	12,023	2,433	464
Restricted stock amortization	9,384	12,273	14,770
Other general and administrative expenses	68,276	68,140	65,007
Total general and administrative	159,387	144,305	145,753
Total selling, general and administrative[1]	$207,339	$195,762	$191,860
Percent of revenue	8.7%	8.6%	8.5%
1Selling, general and administrative expenses for 2014 and 2013 are both approximately $8.1 million lower than the amounts previously reported in the respective Annual Reports on Form 10-K due to a $9.3 million and $8.9 million, respectively, reclassification of incentive compensation costs from general and administration expenses to cost of revenue to align them with the associated salaries and related benefits, partially offset by a $1.2 million and $0.8 million, respectively, reclassification of sales personnel salaries and related expenses to selling expenses from cost of revenue to correct their classification.
Selling, general and administrative expenses for 2015 increased $11.6 million, or 5.9%, compared to 2014.
Selling Expenses
Selling expenses include the costs for estimating and bidding, business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses for 2015 decreased $3.5 million, or 6.8%, compared to 2014. The decreases were primarily due to stipends from owners to defray a portion of bidding expenses received in 2015 and not 2014 for large project opportunities.
General and Administrative Expenses
General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. These costs include variable cash and restricted stock performance-based incentives for select management personnel on which our compensation strategy heavily relies. The cash portion of these incentives is expensed when earned while the restricted stock portion is expensed as earned over the vesting period of the restricted stock award (generally three years). Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses. Total general and administrative expenses for 2015 increased $15.1 million, or 10.5%, compared to 2014, primarily due to an increase in incentive compensation from an increase in net income partially offset by a decrease in restricted stock amortization due to decreases in prior year restricted stock awards.

Restructuring and Impairment (Gains) Charges, Net
The following table presents the components of restructuring and impairment (gains) charges, net during the respective periods (in thousands):

Years ended December 31,	2015	2014	2013
Impairment (gains) losses associated with our real estate investments, net	$(4,959)	$—	$31,090
Impairment (gains) charges on quarry assets	(1,044)	—	14,651
Lease termination (gains) costs, net of estimated sublease income	—	(1,283)	3,234
Total restructuring (gains) charges	(6,003)	(1,283)	48,975
Other impairment (gains) charges	—	(1,360)	3,164
Total restructuring and impairment (gains) charges, net	$(6,003)	$(2,643)	$52,139
In 2010, we announced our EIP, which included actions to reduce our cost structure, enhance operating efficiencies and strengthen our business to achieve long-term profitable growth. The majority of restructuring charges associated with the EIP were recorded in 2010.
During 2013 and pursuant to the EIP, management approved a plan to sell or otherwise dispose of all of the remaining consolidated real estate assets, as well as certain assets in our Construction Materials segment. These actions resulted in restructuring charges of $49.0 million in 2013, including amounts attributable to non-controlling interests of $3.9 million. The carrying values of impaired assets were adjusted to their expected fair values, which were estimated by a variety of factors including, but not limited to, comparative market data, historical sales prices, broker quotes and third-party valuations.
Restructuring charges in 2013 associated with the Company’s consolidated real estate assets resulted in $31.1 million of non-cash impairment charges, including amounts attributable to non-controlling interests of $3.9 million. During 2015, we recorded a $5.0 million restructuring gain, which included amounts attributable to the non-controlling interests of $3.3 million, from the sale of the previously impaired consolidated real estate assets.
Restructuring charges in 2013 associated with the Company’s Construction Materials segment also included $14.7 million of non-cash impairment charges related to non-performing quarry assets, and in connection with the impairment of these quarry assets, we recorded lease termination charges of $3.2 million. In 2014, we recorded a $1.3 million restructuring gain resulting from our release from lease obligations. During 2015, we recorded a $1.0 million restructuring gain from the sale of a previously impaired quarry asset.
Separate from the EIP but related to our process of continually optimizing our assets, we identified a quarry asset within our Construction Materials segment that no longer had strategic value to our vertically integrated business. Therefore, during 2013, management approved a plan to sell or otherwise dispose of this asset. We determined that the asset’s carrying value was not recoverable and recorded a $3.2 million non-cash impairment charge in 2013. In 2014, this asset was sold, resulting in a $1.3 million impairment gain.
We completed the majority of our EIP during 2013. As the remaining assets are sold, we may recognize additional restructuring charges or gains; however, we do not expect these charges or gains to be material.

Gain on Sales of Property and Equipment
The following table presents the gain on sales of property and equipment for the respective periods:

Years Ended December 31,	2015	2014	2013
(in thousands)
Gain on sales of property and equipment	(8,286)	(15,972)	(12,130)
Gain on sales of property and equipment for 2015 decreased $7.7 million, or 48.1%, compared to 2014, primarily due to the sale in 2014 of underutilized quarry properties associated with our efforts to continuously optimize the asset base of our Construction Materials segment that did not occur in 2015.
Other Expense (Income)
The following table presents the components of other expense (income) for the respective periods:

Years Ended December 31,	2015	2014	2013
(in thousands)
Interest income	$(2,135)	$(1,872)	$(1,785)
Interest expense	14,257	14,159	14,386
Equity in income of affiliates	(3,210)	(901)	(1,304)
Other income, net	(2,031)	(1,883)	(1,960)
Total other expense	$6,881	$9,503	$9,337
Equity in income of affiliates for 2015 increased $2.3 million when compared to 2014 primarily due to an increase in income from our asphalt terminal business in Nevada.
Income Taxes
The following table presents the provision for (benefit from) income taxes for the respective periods:

Years Ended December 31,	2015	2014	2013
(dollars in thousands)
Provision for (benefit from) income taxes	$35,179	$19,721	$(19,263)
Effective tax rate	34.0%	35.5%	30.1%
Our 2015 tax rate decreased by 1.5% from 35.5% to 34.0% when compared to 2014. The 1.5% decrease included a 6.1% decrease related to state taxes, offset by a 4.6% increase primarily related to non-controlling interests. The decrease related to state taxes was driven by a state tax law change resulting in a revaluation of our net deferred tax assets in that jurisdiction in 2014.
Amount Attributable to Non-controlling Interests
The following table presents the amount attributable to non-controlling interests in consolidated subsidiaries for the respective periods:

Years Ended December 31,	2015	2014	2013
(in thousands)
Amount attributable to non-controlling interests	$(7,763)	$(10,530)	$8,343
The amount attributable to non-controlling interests represents the non-controlling owners’ share of the income or loss of our consolidated construction joint ventures and real estate entities. The decrease for 2015 when compared to 2014 was primarily due to the settlement of outstanding claims with contract owners in 2014 partially offset by an increase from the sale of our previously impaired consolidated real estate investment in 2015.

Prior Years
Revenue: Construction revenue for the year ended December 31, 2014 decreased by $64.8 million, or 5.2%, compared to the year ended December 31, 2013 primarily due to lower volumes from entering the year with less backlog, as well as the timing of new awards in the Northwest public and Kenny private sector. The decreases were partially offset by an improved success rate on bidding activity in the California private sector and entering the year with higher backlog in the Heavy Civil and Kenny public sectors from bid successes during 2013.
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
Contract Backlog: Construction contract backlog of $713.0 million at December 31, 2014 was $31.6 million, or 4.6%, higher than at December 31, 2013. The increase was primarily due to an improved success rate on bidding activity in the Northwest and Kenny operating groups, partially offset by progress on existing projects in the California and Heavy Civil operating groups.
Large Project Construction contract backlog of $2.0 billion at December 31, 2014 was $160.6 million, or 8.7%, higher than at December 31, 2013. The increase from December 31, 2013 was primarily due to the award of a $696.6 million design-build highway improvement project in Florida for our Heavy Civil operating group, partially offset by progress on existing projects.
Gross Profit: Construction gross profit for the year ended December 31, 2014 increased $12.7 million or 12.4%, compared to the year ended December 31, 2013. Construction gross margin as a percentage of segment revenue for 2014 increased to 9.7% from 8.2% in 2013. Improved project efficiency resulting from better utilization of vertically integrated construction materials partially offset the decline in revenue volume.
Large Project Construction gross profit for the year ended December 31, 2014 increased $40.2 million, or 59.6%, compared to the year ended December 31, 2013. Large Project Construction gross margin as a percentage of segment revenue for 2014 increased to 13.0% from 8.7% in 2013. The increases were due to increased revenue volume, claims settlements and an increase in the timing of recognition of deferred profit.
Construction Materials gross profit for the year ended December 31, 2014 increased $12.1 million, or over 100%, compared to the year ended December 31, 2013. Construction Materials gross margin as a percentage of segment revenue for 2014 increased to 7.4% from 3.1% in 2013. The increases were primarily due to operating cost reductions in both the California and Northwest groups enhanced by improved sales volumes and pricing.
Selling, General and Administrative Expenses: Selling, general and administrative expenses for 2014 increased $3.9 million, or 2.0%, compared to 2013. Selling expenses for 2014 increased $5.4 million, or 11.6%, compared to 2013. The increases were primarily due to increased bidding activity. Total general and administrative expenses for 2014 remained relatively flat compared to 2013.
Restructuring and Impairment Charges (Gains), Net: During 2014, we recorded net restructuring gains of $2.6 million, and in 2013 we recorded a net restructuring charge of $52.1 million. The restructuring gains and charges recorded in 2014 and 2013 were primarily the result of executing our EIP.
Gain on Sales of Property and Equipment: Gain on sales of property and equipment for 2014 increased $3.8 million, or 31.7%, compared to 2013, primarily due to the sale of underutilized quarry properties associated with our efforts to continuously optimize the asset base of our Construction Materials segment.
Other Expense (Income): Total other expense for 2014 remained relatively unchanged when compared to 2013.
Provision for Income Taxes: Our 2014 tax rate increased by 5.4% from 30.1% to 35.5% when compared to 2013. The 5.4% increase included a 9.9% increase related to state taxes, offset by a 4.5% decrease related to non-controlling interests and all other permanent differences. The increase related to state taxes was driven by a state tax law change resulting in a revaluation of our net deferred tax assets in that jurisdiction in 2014. In addition, there was a change in state apportionment that resulted in an abnormally low state rate in 2013 relative to 2014.
Amount Attributable to Non-controlling Interests: The change in non-controlling interests during 2014 was primarily due to the settlement of outstanding claims with contract owners in 2014 partially offset by certain profitable projects nearing completion in 2013, both within our Large Projects Construction segment. In addition, losses incurred in 2013 from the real estate investment restructuring charges did not occur in 2014.

Liquidity and Capital Resources
The timing differences between our cash inflows and outflows require us to maintain adequate levels of working capital. We believe our cash and cash equivalents, short-term investments, available borrowing capacity and cash expected to be generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations for the next twelve months. We maintain a collateralized credit facility of $300.0 million, of which $181.0 million was available at December 31, 2015, primarily to provide capital needs to fund growth opportunities, either internal or generated through acquisitions (see Credit Agreement discussion below for further information). We do not anticipate that this credit facility will be required to fund future working capital needs associated with our existing operations. If we experience a prolonged change in our business operating results or make a significant acquisition, we may need to acquire additional sources of financing, which, if available, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available on terms acceptable to us.
We typically invoice our customers on a monthly basis. Our contracts frequently call for retention that is a specified percentage withheld from each payment until the contract is completed and the work accepted by the customer. Our revenue, gross profit and the resulting cash flows can differ significantly from period to period due to a variety of factors, including our projects’ progressions toward completion, outstanding contract change orders and claims and the payment terms of our contracts.
The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated joint ventures, as of the respective dates:

December 31,	2015	2014
(in thousands)
Cash and cash equivalents excluding consolidated joint ventures	$206,626	$194,685
Consolidated construction joint venture cash and cash equivalents[1]	46,210	61,276
Total consolidated cash and cash equivalents	252,836	255,961
Short-term and long-term marketable securities[2]	105,695	102,067
Total cash, cash equivalents and marketable securities	$358,531	$358,028

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
Total consolidated cash and cash equivalents decreased $3.1 million during 2015 due to a $15.1 million decrease in consolidated construction joint venture cash and cash equivalents, partially offset by an $11.9 million increase in cash and cash equivalents excluding consolidated joint ventures. Granite’s portion of consolidated joint venture cash and cash equivalents was $28.9 million and $38.6 million as of December 31, 2015 and 2014, respectively. Granite’s portion of unconsolidated joint venture cash and cash equivalents was $127.8 million and $80.2 million as of December 31, 2015 and 2014, respectively. Cash and cash equivalents held by our joint ventures are primarily used to fulfill the working capital needs of each joint venture’s project, and generally cannot be distributed to any of the venture partners without the consent of the majority of the venture members.
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

In March 2014, we entered into two diesel commodity swaps covering the periods from May 2014 to October 2014 and from May 2015 to October 2015 which represented roughly 25% of our forecasted purchases for diesel during these periods.  In May 2014, we entered into two natural gas commodity swaps covering the periods from June 2014 to October 2014 and from May 2015 to October 2015 representing roughly 25% of our forecasted purchases of natural gas during these periods.  The commodity swaps are reported at fair value using Level 2 inputs, and gains or losses, including net periodic settlement amounts, are recorded in other (income) expense, net in our consolidated statements of operations. During the years ended December 31, 2015 and 2014, we recorded net losses of $0.4 million and $2.0 million, respectively. The fair values of the commodity swaps are recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $1.7 million as of December 31, 2014.
In March 2014, we entered into an interest rate swap designed to convert the interest rate from a fixed rate of 6.11% to a floating rate of 4.15% plus six-month LIBOR (See Senior Notes Payable section below for further discussion).
Cash Flows

Years Ended December 31,	2015	2014	2013
(in thousands)
Net cash provided by (used in):
Operating activities	$66,978	$43,142	$5,380
Investing activities	(30,707)	780	(31,648)
Financing activities	(39,396)	(17,082)	(66,601)
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
Cash provided by operating activities of $67.0 million during 2015 increased $23.8 million when compared to 2014. The increase was primarily due to a $54.5 million increase in net income after adjusting for non-cash items and a $15.5 million increase in cash from working capital, offset by a $46.1 million decrease in net distributions from unconsolidated joint ventures.
Cash used in investing activities of $30.7 million during 2015 represents a $31.5 million change from the amount of cash provided by investing activities in 2014. The change was primarily due to a $15.7 million decrease in net proceeds and maturities of marketable securities driven by the Company’s cash flow requirements and/or the maturities of investments and a $16.2 million decrease in proceeds, net of additions, from sales of property and equipment.
Cash used in financing activities of $39.4 million during 2015 increased $22.3 million when compared to 2014. The increase was primarily due to a $7.3 million decrease in net contributions from non-controlling partners related to consolidated construction joint ventures and a $15.5 million increase in debt principal payments, primarily related to principal payments on our senior notes, net of proceeds from term loan debt.
Capital Expenditures
During the year ended December 31, 2015, we had capital expenditures of $44.2 million compared to $43.4 million in 2014. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate 2016 capital expenditures to be consistent with 2015, with the possible exception of significant investments in tunnel boring equipment for a new tunnel project.

Debt and Contractual Obligations
The following table summarizes our significant obligations outstanding as of December 31, 2015:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt – principal[1]	$260,105	$15,024	$91,302	$153,779	$—
Long-term debt – interest[2]	37,457	12,180	17,981	7,296	—
Operating leases[3]	42,057	11,141	13,160	6,325	11,431
Other purchase obligations[4]	5,600	5,600	—	—	—
Deferred compensation obligations[5]	19,672	2,409	4,663	1,500	11,100
Asset retirement obligations[6]	26,558	2,026	4,916	6,970	12,646
Total	$391,449	$48,380	$132,022	$175,870	$35,177

1Included in the “3-5 years” category in the table above is $30.0 million related to the 2016 installment of the 2019 Notes (defined in Senior Notes Payable section below) that we have the intent and ability to repay using our revolving credit facility or other source of financing.
2Included in the total is $13.0 million interest related to borrowings under our Credit Agreement, the terms of which include a variable interest rate that was 2.36% at December 31, 2015 using three-month LIBOR. In addition, included in the total is $24.4 million in interest related to borrowings under our senior notes, respectively, the terms of which include a 6.11% per annum interest rate. The future payments were calculated using rates in effect as of December 31, 2015 and may differ from actual results. See Note 12 of “Notes to the Consolidated Financial Statements.”
3These obligations represent the minimum rental commitments and minimum royalty requirements under all noncancellable operating leases. See Note 17 of “Notes to the Consolidated Financial Statements.”
4These obligations represent firm purchase commitments for equipment and other goods and services not connected with our construction contract backlog which are individually greater than $10,000 and have an expected fulfillment date after December 31, 2015.
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

In addition to the significant obligations described above, as of December 31, 2015, we had approximately $1.7 million associated with uncertain tax positions filed on our tax returns which were excluded because we cannot make a reasonably reliable estimate of the timing of potential payments relative to such reserves.
Credit Agreement
Granite entered into the Second Amended and Restated Credit Agreement dated October 28, 2015 (the “Credit Agreement”). The Credit Agreement provides for, among other things, (i) an increase in the total committed credit facility amount to $300.0 million from $215.0 million, of which $200.0 million is a revolving credit facility and $100.0 million is a term loan ($70.0 million of which was drawn on October 28, 2015 and $30.0 million of which was drawn on December 12, 2015); and (ii) a revised maturity date of October 28, 2020 (the “Maturity Date“). There was no change in the aggregate sublimit for letters of credit of $100.0 million nor was there any significant change to the affirmative, restrictive or financial covenant terms.
Of the $100.0 million term loan, 1.25% of the principal balance is due in eleven quarterly installments beginning in March 2016, 2.50% of the principal balance is due in eight quarterly installments beginning in December 2018 and the remaining balance is due on the Maturity Date. As of December 31, 2015, $95.0 million of the $100.0 million term loan was included in long-term debt and the remaining $5.0 million was included in current maturities of long-term debt on the consolidated balance sheets.
As of December 31, 2015, the total stated amount of all issued and outstanding letters of credit was $19.1 million. The total unused availability under the Credit Agreement was $181.0 million. The letters of credit will expire between March 2016 and December 2019.

Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on certain financial ratios calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin was 1.75% for loans bearing interest based on LIBOR and 0.75% for loans bearing interest at the base rate at December 31, 2015. Accordingly, the effective interest rate using three-month LIBOR and base rate was 2.36% and 4.25%, respectively, at December 31, 2015 and we elected to use LIBOR. Borrowings at the base rate have no designated term and could be repaid without penalty any time prior to the Maturity Date. Borrowings bearing interest at a LIBOR rate have a term no less than one month and no greater than six months (or such longer period not to exceed 12 months if approved by all lenders). At the end of each term, such borrowings can be paid or continued at our discretion as either a borrowing at the base rate or a borrowing at a LIBOR rate with similar terms. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are collateralized on an equivalent basis with the obligations under the 2019 Notes (defined below) by first priority liens (subject only to other permitted liens) on substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement.
In January 2016, we entered into an interest rate swap designated as a cash flow hedge with an effective date of April 2016 and an initial notional amount of $98.8 million which matures in October 2020. The interest rate swap is designed to convert the interest rate on the $100.0 million term loan from a variable interest rate of LIBOR plus an applicable margin to a fixed rate of 1.47% plus the same applicable margin. Beginning in the first quarter of 2016, the interest rate swap will be reported at fair value on the consolidated balance sheets using Level 2 inputs and gains or losses on the effective portion will initially be reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified to interest expense when the interest expense on the variable rate debt is recognized.
The Credit Agreement provides for the release of the liens securing the obligations, at our option and expense, so long as certain conditions as defined by the terms in the Credit Agreement are satisfied (“Collateral Release Period”). However, if subsequent to exercising the option, our Consolidated Fixed Charge Coverage Ratio is less than 1.25 or our Consolidated Leverage Ratio is greater than 2.50, then we would be required to promptly re-pledge substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement. As of December 31, 2015, the conditions for the exercise of our right under the Credit Agreement to have liens released were not satisfied.
Senior Notes Payable
As of December 31, 2015, senior notes payable in the amount of $160.0 million were due to a group of institutional holders with four remaining installments from 2016 through 2019 and bear interest at 6.11% per annum (“2019 Notes”). Of the $40.0 million due for the 2016 installment of the 2019 Notes, $30.0 million is included in long-term debt on the consolidated balance sheet as of December 31, 2015 as we have the ability and intent to pay this installment using borrowings under the Credit Agreement (defined above) or by obtaining other sources of financing.
In March 2014, we entered into an interest rate swap with a notional amount of $100.0 million which matures in June 2018 to convert the interest rate of our 2019 Notes from a fixed rate of 6.11% to a floating rate of 4.15% plus six-month LIBOR. The LIBOR floating rate is variable and subject to market changes over the life of the swap with no guarantees to settle as forecasted. The interest rate swap is reported at fair value using Level 2 inputs, and gains or losses, including net periodic settlements, are recorded in other (income) expense, net in our consolidated statements of operations. During the years ended December 31, 2015 and 2014, we recorded net gains of $1.5 million and $1.4 million, respectively. The fair value of the interest rate swap is recorded in other current assets on the consolidated balance sheets and was $0.6 million and $0.3 million as of December 31, 2015 and 2014, respectively.
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

Surety Bonds and Real Estate Mortgages
We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At December 31, 2015, approximately $2.7 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.
Our unconsolidated real estate held for development and sale is subject to mortgage indebtedness. This indebtedness is non-recourse to Granite but is recourse to the real estate entity. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate project as it progresses through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entity to repay portions of the debt. The debt associated with our unconsolidated real estate ventures is disclosed in Note 7 of “Notes to the Consolidated Financial Statements”.
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
The most significant financial covenants under the terms of our amended and restated credit facility and 2019 NPA require the maintenance of a minimum Consolidated Tangible Net Worth, a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio.
As of December 31, 2015 and pursuant to the definitions in the agreements, our Consolidated Tangible Net Worth was $822.8 million, which exceeded the minimum of $659.6 million, our Consolidated Leverage Ratio was 1.83 which did not exceed the maximum of 3.00 and our Consolidated Interest Coverage Ratio was 10.05 which exceeded the minimum of 4.00.
As of December 31, 2015, we were in compliance with all covenants contained in the Credit Agreement and 2019 NPA, as amended, and the debt agreements related to our consolidated real estate entity. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.
Share Purchase Program
On October 24, 2007, we announced that our Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion. As of December 31, 2015, $64.1 million remained available under this authorization. We did not purchase shares under the share purchase program in any of the periods presented. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors. Purchases under the share purchase program may be commenced, suspended or discontinued at any time and from time to time without prior notice.

Recently Issued and Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Therefore, the ASU will be effective commencing with our quarter ending March 31, 2018. We are currently assessing the potential impact of this ASU on our consolidated financial statements.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and in August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These ASUs will be effective commencing with our quarter ending March 31, 2016. We do not expect the adoption of these ASUs to have a material impact on our consolidated financial statements.
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
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which amends the current requirements for an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheets. To simplify the presentation of deferred income taxes, the ASU requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheets. We elected to early adopt the ASU retrospectively in 2015, which resulted in reclassifications on our consolidated balance sheets of $53.2 million and $20.4 million from current deferred tax assets and long-term deferred tax liabilities, respectively, to noncurrent deferred tax assets, net as of December 31, 2014.

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

At December 31, 2015, senior notes payable in the amount of $160.0 million were due to a group of institutional holders in four remaining equal installments from 2016 through 2019 and bear interest at 6.11% per annum. In March 2014, we entered into an interest rate swap with a notional amount of $100.0 million which matures in June 2018 to convert the interest rate from a fixed rate of 6.11% to a floating rate of 4.15% plus six-month LIBOR. LIBOR floating rate is variable and subject to market changes over the life of the swap with no guarantees to settle as forecasted. Each 25 basis point increase in six-month LIBOR would result in an additional $0.3 million of annual interest expense.
At December 31, 2015, there was $100.0 million in term loans outstanding under the Credit Agreement of which $95.0 million is included in long-term debt and the remaining $5.0 million was included in current maturities of long-term debt on the consolidated balance sheets. This borrowing bears interest at LIBOR or a base rate (at our option), plus an applicable margin based on certain financial ratios calculated quarterly. The applicable margin was 1.75% for loans bearing interest based on LIBOR and 0.75% for loans bearing interest at the base rate at December 31, 2015. Accordingly, the effective interest rate using three-month LIBOR and the base rate was 2.36% and 4.25%, respectively, at December 31, 2015 and we elected to use LIBOR.
In January 2016, we entered into an interest rate swap designated as a cash flow hedge with an effective date of April 2016 and an initial notional amount of $98.8 million which matures in October 2020. The interest rate swap is designed to convert the interest rate on the term loan described above from a variable rate interest of LIBOR plus an applicable margin to a fixed rate of 1.47% plus the same applicable margin. Beginning in the first quarter of 2016, the interest rate swap will be reported at fair value on the consolidated balance sheets using Level 2 inputs, and gains or losses on the effective portion will initially be reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified to interest expense when the interest expense on the variable rate debt is recognized.
The table below presents principal amounts due by year and related weighted average interest rates for our cash and cash equivalents, held-to-maturity investments and significant debt obligations as of December 31, 2015 (dollars in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Assets
Cash, cash equivalents, held-to-maturity investments	$277,879	$18,004	$32,648	$30,000	$—	$—	$358,531
Weighted average interest rate	0.51%	0.90%	1.30%	1.47%	—%	—%	0.68%
Liabilities
Fixed rate debt
Senior notes payable[1]	$10,000	$40,000	$40,000	$40,000	$—	$—	$130,000
Weighted average interest rate	6.11%	6.11%	6.11%	6.11%	—%	—%	6.11%
Variable rate debt
Credit Agreement loan[1]	$5,000	$5,000	$6,250	$10,000	$103,750	$—	$130,000
Weighted average interest rate[2]	2.36%	2.36%	2.36%	2.36%	2.36%	—%	2.36%
1As of December 31, 2015, senior notes payable in the amount of $160.0 million were due to a group of institutional holders in four remaining installments from 2016 through 2019. We have the intent and ability to refinance $30.0 million related to the 2016 installment using our Credit Agreement or other source of financing; therefore, it is included in the Credit Agreement loan amount.
2The weighted average interest rate was calculated using three-month LIBOR rates and the applicable margin in effect as of December 31, 2015 and may differ from actual results.

The estimated fair value of our cash, cash equivalents and short-term held-to-maturity investments approximates the principal amounts reflected above based on the generally short maturities of these financial instruments. Based on the fixed borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of the senior notes payable was approximately $165.7 million as of December 31, 2015 and $220.2 million as of December 31, 2014. The fair value of the Credit Agreement term loan was approximately $99.4 million as of December 31, 2015.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements of Granite, the supplementary data and the independent registered public accounting firm’s report are incorporated by reference from Part IV, Item 15(1) and (2):
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - At December 31, 2015 and 2014
Consolidated Statements of Operations - Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Shareholders’ Equity - Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows - Years Ended December 31, 2015, 2014 and 2013
Notes to the Consolidated Financial Statements
Quarterly Financial Data (unaudited)
Schedule II - Schedule of Valuation and Qualifying Accounts

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures: Our management carried out, as of December 31, 2015, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2015, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Independent Registered Public Accounting Firm Report: PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the Company’s internal control over financial reporting as of December 31, 2015. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, is included in “Item 15. Exhibits and Financial Statement Schedules” under the heading “Report of Independent Registered Public Accounting Firm.”
Item 9B. OTHER INFORMATION
Not Applicable.

PART III
Certain information required by Part III is omitted from this report. We will file our definitive proxy statement for our Annual Meeting of Shareholders to be held on June 9, 2016 (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference.
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
For information regarding our Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, we direct you to the sections entitled “Proposal 1 - Election and Ratification of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Proxy Statement. For information regarding our Audit/Compliance Committee and our Audit/Compliance Committee’s financial expert, we direct you to the section entitled “Information about the Board of Directors and Corporate Governance - Committees of the Board - Audit/Compliance Committee” in the Proxy Statement. For information regarding our Code of Conduct, we direct you to the section entitled “Information about the Board of Directors and Corporate Governance - Code of Conduct” in the Proxy Statement. Information regarding our executive officers is contained in the section entitled “Executive Officers of the Registrant,” in Part I, Item I of this report. This information is incorporated herein by reference.
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

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
1. Financial Statements. The following consolidated financial statements and related documents are filed as part of this report:
2. Financial Statement Schedule. The following financial statement schedule of Granite for the years ended December 31, 2015, 2014 and 2013 is filed as part of this report and should be read in conjunction with the consolidated financial statements of Granite.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Granite Construction Incorporated:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Granite Construction Incorporated and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As discussed in Note 1 to the consolidated financial statements, the Company has elected to change its method of accounting for affirmative claims with customers and back charges to vendors, designers, and subcontractors effective January 1, 2015, and changed the manner in which it classifies deferred tax assets and liabilities on the consolidated balance sheets in 2015.

/s/PricewaterhouseCoopers LLP
San Francisco, California
February 25, 2016

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

December 31,	2015	2014
ASSETS
Current assets
Cash and cash equivalents ($46,210 and $61,276 related to consolidated construction joint ventures (“CCJV”))	$252,836	$255,961
Short-term marketable securities	25,043	25,504
Receivables, net ($44,452 and $36,781 related to CCJVs)	340,822	310,934
Costs and estimated earnings in excess of billings	59,070	36,411
Inventories	55,553	68,920
Real estate held for development and sale	500	11,609
Equity in construction joint ventures	224,689	184,575
Other current assets ($5,037 and $1,746 related to CCJVs)	26,709	23,033
Total current assets	985,222	916,947
Property and equipment, net ($5,378 and $11,969 related to CCJVs)	385,129	409,653
Long-term marketable securities	80,652	76,563
Investments in affiliates	33,182	32,361
Goodwill	53,799	53,799
Deferred income taxes, net	4,329	32,785
Other noncurrent assets	85,547	77,940
Total assets	$1,627,860	$1,600,048

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$15,024	$21
Current maturities of non-recourse debt	—	1,226
Accounts payable ($12,494 and $18,009 related to CCJVs)	157,571	151,935
Billings in excess of costs and estimated earnings ($14,281 and $32,830 related to CCJVs)	92,515	108,992
Accrued expenses and other current liabilities ($965 and $2,714 related to CCJVs)	200,935	200,652
Total current liabilities	466,045	462,826
Long-term debt	245,081	270,105
Long-term non-recourse debt	—	5,516
Other long-term liabilities	46,613	44,495
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding		—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding 39,412,877 shares as of December 31, 2015 and 39,186,386 shares as of December 31, 2014	394	392
Additional paid-in capital	139,412	134,177
Retained earnings	699,431	659,816
Total Granite Construction Incorporated shareholders’ equity	839,237	794,385
Non-controlling interests	30,884	22,721
Total equity	870,121	817,106
Total liabilities and equity	$1,627,860	$1,600,048
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

Years Ended December 31,	2015	2014	2013
Revenue
Construction	$1,262,675	$1,186,445	$1,251,197
Large Project Construction	812,720	825,044	777,811
Construction Materials	295,634	263,781	237,893
Total revenue	2,371,029	2,275,270	2,266,901
Cost of revenue
Construction	1,072,485	1,071,408	1,148,905
Large Project Construction	732,708	717,382	710,354
Construction Materials	262,478	244,233	230,465
Total cost of revenue	2,067,671	2,033,023	2,089,724
Gross profit	303,358	242,247	177,177
Selling, general and administrative expenses	207,339	195,762	191,860
Restructuring and impairment (gains) charges, net	(6,003)	(2,643)	52,139
Gain on sales of property and equipment	(8,286)	(15,972)	(12,130)
Operating income (loss)	110,308	65,100	(54,692)
Other expense (income)
Interest income	(2,135)	(1,872)	(1,785)
Interest expense	14,257	14,159	14,386
Equity in income of affiliates	(3,210)	(901)	(1,304)
Other income, net	(2,031)	(1,883)	(1,960)
Total other expense	6,881	9,503	9,337
Income (loss) before provision for (benefit from) income taxes	103,427	55,597	(64,029)
Provision for (benefit from) income taxes	35,179	19,721	(19,263)
Net income (loss)	68,248	35,876	(44,766)
Amount attributable to non-controlling interests	(7,763)	(10,530)	8,343
Net income (loss) attributable to Granite Construction Incorporated	$60,485	$25,346	$(36,423)

Net income (loss) per share attributable to common shareholders (see Note 15)
Basic	$1.54	$0.65	$(0.94)
Diluted	$1.52	$0.64	$(0.94)
Weighted average shares of common stock
Basic	39,337	39,096	38,803
Diluted	39,868	39,795	38,803
Dividends per common share	$0.52	$0.52	$0.52
 The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at December 31, 2012	38,730,665	$387	$117,422	$712,144	$829,953	$41,905	$871,858
Net loss	—	—	—	(36,423)	(36,423)	(8,343)	(44,766)
Stock units vested	359,941	4	(4)	—	—	—	—
Amortized restricted stock units	—	—	13,443	—	13,443	—	13,443
Purchase of common stock	(197,313)	(2)	(5,900)	—	(5,902)	—	(5,902)
Cash dividends on common stock	—	—	—	(20,210)	(20,210)	—	(20,210)
Net tax on stock-based compensation	—	—	419	—	419	—	419
Transactions with non-controlling interests, net	—	—	—	—	—	(29,158)	(29,158)
Stock options exercised and other	24,435	—	1,069	(409)	660	—	660
Balances at December 31, 2013	38,917,728	389	126,449	655,102	781,940	4,404	786,344
Net income	—	—	—	25,346	25,346	10,530	35,876
Stock units vested	378,027	4	—	—	4	—	4
Amortized restricted stock units	—	—	11,160	—	11,160	—	11,160
Purchase of common stock	(135,028)	(1)	(5,186)	—	(5,187)	—	(5,187)
Cash dividends on common stock	—	—	—	(20,354)	(20,354)	—	(20,354)
Net tax on stock-based compensation	—	—	1,080	—	1,080	—	1,080
Transactions with non-controlling interests, net	—	—	—	—	—	7,787	7,787
Employee Stock Purchase Plan (“ESPP”) and other	25,659	—	674	(278)	396	—	396
Balances at December 31, 2014	39,186,386	392	134,177	659,816	794,385	22,721	817,106
Net income	—	—	—	60,485	60,485	7,763	68,248
Stock units vested	317,524	3	—	—	3	—	3
Amortized restricted stock units	—	—	8,763	—	8,763	—	8,763
Purchase of common stock	(114,969)	(1)	(3,855)	—	(3,856)	—	(3,856)
Cash dividends on common stock	—	—	—	(20,476)	(20,476)	—	(20,476)
Net tax on stock-based compensation	—	—	155	—	155	—	155
Transactions with non-controlling interests, net	—	—	—	—	—	400	400
ESPP and other	23,936	—	172	(394)	(222)	—	(222)
Balances at December 31, 2015	39,412,877	$394	$139,412	$699,431	$839,237	$30,884	$870,121
 The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Years Ended December 31,	2015	2014	2013
Operating activities
Net income (loss)	$68,248	$35,876	$(44,766)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash restructuring and impairment (gains) charges, net	(1,044)	(2,643)	44,734
Depreciation, depletion and amortization	64,309	68,252	72,899
Gain on sales of property and equipment	(8,286)	(15,972)	(12,130)
Change in deferred income taxes	28,258	14,907	(19,557)
Stock-based compensation	8,763	11,160	13,443
Equity in net income from unconsolidated joint ventures	(43,374)	(49,168)	(72,764)
Changes in assets and liabilities:
Receivables	(32,877)	3,549	12,236
Costs and estimated earnings in excess of billings, net	(22,374)	(13,856)	(507)
Inventories	13,367	(6,446)	(2,689)
Contributions to unconsolidated construction joint ventures	(69,313)	(37,097)	(40,758)
Distributions from unconsolidated construction joint ventures	53,367	67,255	110,347
Other assets, net	(4,288)	4,618	3,961
Accounts payable	8,363	(12,669)	(34,048)
Accrued expenses and other current liabilities, net	3,859	(24,624)	(25,021)
Net cash provided by operating activities	66,978	43,142	5,380
Investing activities
Purchases of marketable securities	(104,971)	(64,975)	(74,924)
Maturities of marketable securities	29,260	45,000	63,650
Proceeds from called marketable securities	75,000	35,000	5,000
Purchases of property and equipment	(44,179)	(43,428)	(43,682)
Proceeds from sales of property and equipment	13,148	28,614	25,759
Final consideration for Kenny acquisition	—	—	(8,382)
Other investing activities, net	1,035	569	931
Net cash (used in) provided by investing activities	(30,707)	780	(31,648)
Financing activities
Proceeds from long-term debt	30,000	—	—
Debt principal payments	(46,763)	(1,226)	(12,148)
Cash dividends paid	(20,445)	(20,319)	(20,210)
Purchases of common stock	(3,777)	(5,124)	(5,896)
Contributions from non-controlling partners	7,462	15,835	5,117
Distributions to non-controlling partners	(6,992)	(8,066)	(34,600)
Other financing activities, net	1,119	1,818	1,136
Net cash used in financing activities	(39,396)	(17,082)	(66,601)
(Decrease) increase in cash and cash equivalents	(3,125)	26,840	(92,869)
Cash and cash equivalents at beginning of year	255,961	229,121	321,990
Cash and cash equivalents at end of year	$252,836	$255,961	$229,121
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(in thousands)

Years Ended December 31,	2015	2014	2013
Supplementary Information
Cash paid during the period for:
Interest	$14,601	$14,666	$14,622
Income taxes	4,298	2,326	4,119
Other non-cash activities:
Performance guarantees	(10,306)	21,332	(23,765)
Non-cash investing and financing activities:
Restricted stock units issued, net of forfeitures (See Note 14)	$6,220	$6,514	$13,775
Accrued cash dividends	5,124	5,094	5,059
Accrued equipment purchases	2,891	(3,704)	1,525
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Description of Business: Granite Construction Incorporated is one of the largest diversified heavy civil contractors and construction materials producers in the United States, engaged in the construction and improvement of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, trenchless and underground utilities, power-related facilities, utilities, tunnels, dams and other infrastructure-related projects. We have permanent offices located in Alaska, Arizona, California, Florida, Illinois, Nevada, New York, Texas, Utah and Washington. Unless otherwise indicated, the terms “we,” “us,” “our,” “Company” and “Granite” refer to Granite Construction Incorporated and its consolidated subsidiaries.
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
Unresolved contract modifications and claims (“affirmative claims“) to recover additional costs to which the Company believes it is entitled under the terms of the customers’ contracts are pending or have been submitted on certain projects. The owners or their authorized representatives and/or other third parties may be in partial or full agreement with the modifications or claims, or may have rejected or disagree entirely or partially as to such entitlement.
Effective January 1, 2015, we changed our accounting policy for recognizing revenue associated with affirmative claims with customers and back charges to vendors, designers, and subcontractors. Claim revenue is recognized to the extent of costs incurred when it is probable that a claim settlement with a customer will result in additional revenue and the amount can be reasonably estimated. Back charges are recognized as a reduction to cost when the estimated recovery is probable and the amount can be reasonably estimated. Prior to these changes in accounting policy, we recognized revenue from affirmative claims with customers and non-customers when the claims were settled, generally when a legally binding agreement was signed. We believe these changes in accounting policy are preferable as they more accurately reflect the timing and amount of revenue earned on our projects, as well as providing better comparability to our industry peers.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Except for contractual back charges, claims against non-customers continue to be recognized when the claims are settled.
Customer claim settlements resulting in increases to revenue during the year ended December 31, 2015 and 2014 were $3.8 million and $26.6 million, respectively. Back charge claim settlements resulting in an increase to gross profit during the year ended December 31, 2014 were $7.9 million. There were no material back charge claim settlements during the year ended December 31, 2015.
Recognizing claim and back charge recoveries requires significant judgments and estimates. During the first quarter of 2015, we implemented new and refined internal controls and processes to enable the reasonable estimation of claims.
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
The effect of adopting the new accounting policy for customer affirmative claims was an increase in revenue of $48.5 million for the year ended December 31, 2015. The effect of adopting the new accounting policy for back charge claims was an increase in gross profit of $7.0 million for the year ended December 31, 2015.
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
The accuracy of our revenue and profit recognition in a given period depends on the accuracy of our estimates of the cost to complete each project. Cost estimates for all of our significant projects use a detailed “bottom up” approach, and we believe our experience allows us to create materially reliable estimates. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include:

•	the completeness and accuracy of the original bid;

•	costs associated with scope changes;

•	costs of labor and/or materials;

•	extended overhead and other costs due to owner, weather and other delays;

•	subcontractor performance issues;

•	changes in productivity expectations;

•	site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable);

•	changes from original design on design-build projects;

•	the availability and skill level of workers in the geographic location of the project;

•	a change in the availability and proximity of equipment and materials;

•	our ability to fully and promptly recover on claims and back charges for additional contract costs; and

•	the customer’s ability to properly administer the contract.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Balance Sheet Classifications: Prepaid expenses and amounts receivable and payable under construction contracts (principally retentions) that may exist over the duration of the contract and could extend beyond one year are included in current assets and liabilities. Additionally, the cost of property purchased for development and sale is included in current assets. A one-year time period is used as the basis for classifying all other current assets and liabilities.
Cash and Cash Equivalents: Cash equivalents are securities having maturities of three months or less from the date of purchase. Included in cash and cash equivalents on the consolidated balance sheets as of December 31, 2015 and 2014, was $46.2 million and $61.3 million, respectively, related to our consolidated joint ventures. Our access to joint venture cash may be limited by the provisions of the venture agreements.
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
Derivative Instruments: All derivative instruments are reported on the balance sheet at fair value. To receive hedge accounting treatment, derivative instruments that are designated as cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. The effective portion of the gain or loss on cash flow hedges is reported as a component of accumulated other comprehensive income and subsequently reclassified to income when the hedged transaction affects earnings. Adjustments to fair value on derivative instruments that do not qualify for hedge accounting treatment are reported through income. As of December 31, 2015, we had an interest rate swap designed to convert the interest rate on our senior notes payable from a fixed rate to a variable rate, which does not qualify for hedge accounting treatment. We do not enter into derivative instruments for speculative or trading purposes.
As further discussed in Note 4, in January 2016, we entered into an interest rate swap designed to convert the interest rate on borrowings under the Credit Agreement (defined in Note 12) from a variable to a fixed rate, which will be designated as a cash flow hedge.
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
Our receivables are from customers concentrated in the United States, and we have no material receivables from foreign operations as of December 31, 2015. We perform ongoing credit evaluations of our customers and generally do not require collateral, although the law provides us the ability to file mechanics’ liens on real property improved for private customers in the event of non-payment by such customers. We maintain an allowance for doubtful accounts which has historically been within management’s estimates.
Inventories: Inventories consist primarily of quarry products valued at the lower of average cost or market. We write down the inventories based on estimated quantities of materials on hand in excess of approximately one year. At December 31, 2015, inventory also included materials specifically related to a project in our Kenny Large Project Construction operating group and was valued at cost.
Real Estate Held for Development and Sale: Each real estate development project accounted for under the equity method of accounting is reviewed in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures. These projects are evaluated for impairment using the other-than-temporary impairment model, which requires an impairment charge to be recognized if our investment’s carrying amount exceeds its fair value, and the decline in fair value is deemed to be other than temporary.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Costs related to the development of internal-use software during the preliminary project and post-implementation stages are expensed as incurred. Costs incurred during the application development stage are capitalized. These costs consist primarily of software, hardware and consulting fees, as well as salaries and related costs. Amounts capitalized are reported as a component of office furniture and equipment within property and equipment. Capitalized software costs are depreciated using the straight-line method over the estimated useful life of the related software, which range from three to five years. During the years ended December 31, 2015, 2014 and 2013, we capitalized $2.3 million, $4.1 million and $2.5 million, respectively, of internal-use software development and related hardware costs.
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
Goodwill: As of December 31, 2015, we had five reporting units in which goodwill was recorded as follows:

•	Kenny Group Construction

•	Kenny Group Large Project Construction

•	Northwest Group Construction

•	Northwest Group Construction Materials

•	California Construction
The most significant goodwill balances reside in the reporting units associated with the Kenny Group.
We perform impairment tests annually as of November 1 and more frequently when events and circumstances occur that indicate a possible impairment of goodwill. In addition, we evaluate goodwill for impairment if events or circumstances change between annual tests indicating a possible impairment.  Examples of such events or circumstances include the following:

•	a significant adverse change in legal factors or in the business climate;

•	an adverse action or assessment by a regulator;

•	a more likely than not expectation that a segment or a significant portion thereof will be sold; or

•	the testing for recoverability of a significant asset group within the segment.
In performing step one of the goodwill impairment tests, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using the discounted cash flows and market multiple methods.  Judgments inherent in these methods include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates, and appropriate benchmark companies. The cash flows used in our 2015 discounted cash flow model were based on five-year financial forecasts, which in turn were based on the 2016-2018 operating plan developed internally by management adjusted for market participant based assumptions. Our discount rate assumptions are based on an assessment of equity cost of capital and appropriate capital structure for our reporting units. In assessing the reasonableness of our determined fair values of our reporting units, we evaluate our results against our current market capitalization.
After calculating the estimated fair value, we compare the resulting fair value to the net book value of the reporting unit, including goodwill. If the net book value of a reporting unit exceeds its fair value, we measure and record the amount of the impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.
The results of our annual goodwill impairment tests, performed in accordance with ASC 350, indicated that the estimated fair values of our reporting units exceeded their net book values (i.e., cushion) by at least 50% for the reporting units with goodwill. Out of the five reporting units with goodwill, the Kenny Large Project Construction business is most susceptible to fluctuations in results depending on awarded work given the large size and limited frequency of awards. While we believe the current cushion for the reporting unit is adequate to absorb these fluctuations, a material decline in job win rates could have a material impact to this reporting unit’s estimated fair value.

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
Warranties: Many of our construction contracts contain warranty provisions covering defects in equipment, materials, design or workmanship that generally run from six months to one year after our customer accepts the contract. Because of the nature of our projects, including contract owner inspections of the work both during construction and prior to acceptance, we have not experienced material warranty costs for these short-term warranties and, therefore, do not believe an accrual for these costs is necessary. Certain construction contracts carry longer warranty periods, ranging from two to ten years, for which we have accrued an estimate of warranty cost. The warranty cost is estimated based on our experience with the type of work and any known risks relative to the project and was not material during the years ended December 31, 2015, 2014 and 2013.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restructuring and Impairment (Gains) Charges: Pursuant to an approved plan, we record severance costs when an employee has been notified, unless the employee provides future service, in which case severance costs are expensed ratably over the future service period. Other restructuring costs are recognized when the liability is incurred. Costs associated with terminating a lease contract are recorded at the contract termination date, in accordance with contract terms, or on the cease-use date, net of estimated sublease income, if applicable. In determining the amount related to termination of a lease, various assumptions are used including the time period over which facilities will be vacant, expected sublease term and sublease rates. These assumptions may be adjusted upon the occurrence of future events. Asset impairment analyses resulting from restructuring events are performed in accordance with ASC subtopic 360-10, Property, Plant and Equipment. See the Property and Equipment and Long-lived Assets accounting policies above for further information on asset impairment charges. During the years ended December 31, 2015 and 2014, we recorded net restructuring and impairment gains of $6.0 million, including amounts attributable to non-controlling interests of $3.3 million, and $2.6 million, respectively, and during the year ended December 31, 2013, we recorded net restructuring and impairment charges of $52.1 million (see Note 11).
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
Computation of Earnings Per Share: Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares include stock options and restricted stock units, under the 2012 Equity Incentive Plan.
Reclassifications: Certain reclassifications of prior period amounts have been made to conform to the current period presentation, as follows:

•
During the fourth quarter of 2015, we updated our methodology for classifying incentive compensation expenses to align them with the associated salaries and related benefits. As a result, certain prior period incentive compensation costs have been reclassified from selling, general and administrative expenses to cost of revenue based on the associated salaries and related benefits. The reclassifications for the years ended December 31, 2014 and 2013 were $9.3 million and $8.9 million, respectively.

•
For the years ended December 31, 2014 and 2013, we reclassified $1.2 million and $0.8 million, respectively, of sales personnel salaries and related expenses to selling, general and administrative expenses that were previously recorded to cost of revenue to correct their classification.

These reclassifications had no impact on previously reported operating income (loss) or net income (loss), or on the consolidated balance sheets or statements of cash flows.
In addition, current deferred tax assets and long-term deferred tax liabilities as of December 31, 2014 were reclassified to noncurrent deferred tax assets, net on the consolidated balance sheets as a result of early and retrospective adoption of Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. See Recently Issued and Adopted Accounting Pronouncements below for further details.

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
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides guidance for consolidation of certain legal entities. The guidance changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities. The ASU will be effective commencing with our quarter ending March 31, 2016. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and in August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These ASUs will be effective commencing with our quarter ending March 31, 2016. We do not expect the adoption of these ASUs to have a material impact on our consolidated financial statements.
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
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which amends the current requirements for an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheets. To simplify the presentation of deferred income taxes, the ASU requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheets. We elected to early adopt the ASU retrospectively in 2015, which resulted in reclassifications of $53.2 million and $20.4 million from current deferred tax assets and long-term deferred tax liabilities, respectively, to noncurrent deferred tax assets, net as of December 31, 2014.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Revisions in Estimates
Our profit recognition related to construction contracts is based on estimates of costs to complete each project. These estimates can vary significantly in the normal course of business as projects progress, circumstances develop and evolve, and uncertainties are resolved. When we experience significant changes in our estimates of costs to complete, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as revisions in estimates for the current period. In our review of these changes for the years ended December 31, 2015, 2014 and 2013, we did not identify any material amounts that should have been recorded in a prior period. We use the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. Under this method, revisions in estimates are accounted for in their entirety in the period of change. There can be no assurance that we will not experience further changes in circumstances or otherwise be required to further revise our cost estimates.
Revenue in an amount equal to cost incurred is recognized if there is not sufficient information to determine the estimated profit on the project with a reasonable level of certainty. The gross profit impact from projects that reached initial profit recognition is not considered to be a change in estimate for purposes of the tables below, and is therefore excluded. During the years ended December 31, 2015, 2014, and 2013, the gross profit impact from projects reaching initial profit recognition was $25.8 million, $74.7 million, and $9.1 million, respectively.
Included within the revisions in estimates for the year ended December 31, 2015, is an increase in revenue of $9.7 million due to our change in accounting policy for affirmative claims for which there was no material associated cost during the year ended December 31, 2015. The remaining $38.8 million of the affirmative claims resulted from claim events during the year ended December 31, 2015 that also resulted in revisions to estimated total contract costs.
Construction
The net changes in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit was a net increase of $19.9 million and net decreases of $7.3 million and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. The projects are summarized as follows (dollars in millions):
Increases

Years Ended December 31,	2015	2014	2013
Number of projects with upward estimate changes	14	7	6
Range of increase in gross profit from each project, net	$1.1 - 6.6	$1.0 - 1.8	$1.1 - 3.7
Increase on project profitability	$30.7	$9.2	$16.1
The increases during the year ended December 31, 2015 were due to settlements of outstanding issues with contract owners, lower costs than anticipated, owner directed scope changes, and estimated cost recovery from claims. The 2014 increases were due to owner-directed scope changes and lower costs than anticipated, and the 2013 increases were due to owner-directed scope changes and production at a higher rate than anticipated.
Decreases

Years Ended December 31,	2015	2014	2013
Number of projects with downward estimate changes	5	6	5
Range of reduction in gross profit from each project, net	$1.0 - 3.3	$1.6 - 4.1	$1.2 - 7.4
Decrease on project profitability	$10.8	$16.5	$17.8
The decreases during the year ended December 31, 2015 were due to additional costs and lower productivity than originally anticipated. Four of the five projects that had downward estimate changes were complete or substantially complete at December 31, 2015. The fifth project was 81.7% complete and constituted 0.9% of Construction contract backlog as of December 31, 2015. The 2014 decreases were due to higher costs than originally anticipated and outstanding claims and change orders, and the 2013 decreases were due to lower productivity than originally anticipated.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Large Project Construction
The net changes in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit were net increases of $7.6 million, $46.9 million and $25.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amounts attributable to non-controlling interests were $3.0 million, $9.5 million and $5.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. The projects are summarized as follows (dollars in millions):
Increases

Years Ended December 31,	2015	2014	2013
Number of projects with upward estimate changes	7	12	7
Range of increase in gross profit from each project, net	$1.5 - 6.7	$1.0 - 15.2	$2.6 - 41.3
Increase on project profitability	$27.9	$66.8	$77.5
The increases during the year ended December 31, 2015 were due to owner-directed scope changes and lower costs than anticipated, as well as estimated cost recovery from claims. The increases during the year ended December 31, 2014 were due to higher productivity than originally anticipated, owner-directed scope changes and the settlement of outstanding claims with contract owners. The increases during the year ended December 31, 2013 were due to the settlement of outstanding issues with a contract owner and owner-directed scope changes.
Decreases

Years Ended December 31,	2015	2014	2013
Number of projects with downward estimate changes	6	3	5
Range of reduction in gross profit from each project, net	$1.0 - 5.5	$1.1 - 16.8	$1.9 - 26.8
Decrease on project profitability	$20.3	$19.9	$52.0
The decreases during the years ended December 31, 2015, 2014 and 2013 were primarily due to additional costs and lower productivity than originally anticipated.

3. Marketable Securities
All marketable securities were classified as held-to-maturity as of the dates presented and the carrying amounts of held-to-maturity securities were as follows (in thousands):

December 31,	2015	2014
U.S. Government and agency obligations	$15,051	$10,511
Commercial paper	9,992	14,993
Total short-term marketable securities	25,043	25,504
U.S. Government and agency obligations	80,652	76,563
Total long-term marketable securities	80,652	76,563
Total marketable securities	$105,695	$102,067
Scheduled maturities of held-to-maturity investments were as follows (in thousands):

December 31, 2015
Due within one year	$25,043
Due in one to five years	80,652
Total	$105,695

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Fair Value Measurement
The following tables summarize significant assets and liabilities measured at fair value in the consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
December 31, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$62,024	$—	$—	$62,024
Total assets	$62,024	$—	$—	$62,024

	Fair Value Measurement at Reporting Date Using
December 31, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$60,618	$—	$—	$60,618
Total assets	$60,618	$—	$—	$60,618

A reconciliation of cash equivalents to consolidated cash and cash equivalents is as follows (in thousands):

December 31,	2015	2014
Cash equivalents	$62,024	$60,618
Cash	190,812	195,343
Total cash and cash equivalents	$252,836	$255,961
In March 2014, we entered into two diesel commodity swaps covering the periods from May 2014 to October 2014 and from May 2015 to October 2015 which represented roughly 25% of our forecasted purchases for diesel during these periods.  In May 2014, we entered into two natural gas commodity swaps covering the periods from June 2014 to October 2014 and from May 2015 to October 2015 representing roughly 25% of our forecasted purchases of natural gas during these periods.  The commodity swaps are reported at fair value using Level 2 inputs, and gains or losses, including net periodic settlement amounts, are recorded in other (income) expense, net in our consolidated statements of operations. During the years ended December 31, 2015 and 2014, we recorded net losses of $0.4 million and $2.0 million, respectively. The fair value of the commodity swaps are recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $1.7 million as of December 31, 2014.
In March 2014, we entered into an interest rate swap with a notional amount of $100.0 million which matures in June 2018 designed to convert the interest rate of our 2019 Notes (defined in Note 12) from a fixed rate of 6.11% to a variable rate of 4.15% plus six-month LIBOR. The interest rate swap is reported at fair value using Level 2 inputs on the consolidated balance sheets, and gains or losses, including net periodic settlement amounts, are recorded in other expense (income), net in our consolidated statements of operations. During the years ended December 31, 2015 and 2014, we recorded net gains of $1.5 million and $1.4 million, respectively. The associated balance is recorded in other current assets on the consolidated balance sheets and was $0.6 million and $0.3 million as of December 31, 2015, and 2014, respectively.
In January 2016, we entered into an interest rate swap designated as a cash flow hedge with an effective date of April 2016 and an initial notional amount of $98.8 million which matures in October 2020. The interest rate swap is designed to convert the interest rate on the term loan described in Note 12 from a variable rate of interest of LIBOR plus an applicable margin to a fixed rate of 1.47% plus the same applicable margin. Beginning in the first quarter of 2016, the interest rate swap will be reported at fair value on the consolidated balance sheets using Level 2 inputs and gains or losses on the effective portion will initially be reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified to interest expense when the interest expense on the variable rate debt is recognized.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in the consolidated balance sheets are as follows (in thousands):

December 31,		2015		2014
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities	Level 1	$105,695	$105,336	$102,067	$101,808
Liabilities (including current maturities):
Senior notes payable[1]	Level 3	$160,000	$165,731	$200,000	$220,226
Credit Agreement loan[1]	Level 3	100,000	99,375	70,000	70,153
1The fair values of the senior notes payable and Credit Agreement (defined in Note 12) loan are based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk.

The carrying values of receivables, other current assets, and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these instruments. In addition, the fair value of non-recourse debt measured using Level 3 inputs approximates its carrying value due to its relative short-term nature and competitive interest rates.
We measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis. As of December 31, 2015 and 2014, the nonfinancial assets and liabilities included our asset retirement and reclamation obligations, as well as assets and corresponding liabilities associated with performance guarantees.
Fair value for the asset retirement and reclamation obligations were measured using Level 3 inputs and those associated with performance guarantees were measured using Level 2 inputs. Asset retirement and reclamation obligations were initially measured using internal discounted cash flow calculations based upon our estimates of future retirement costs - see Note 8 for details of the asset retirement balances and Note 1 for further discussion on fair value measurements. Performance guarantees were measured using estimated partner bond rates - see Note 10 for the liability balances and Note 1 for further discussion on performance guarantees.
During the years ended December 31, 2015, 2014 and 2013, fair value adjustments to our nonfinancial assets and liabilities were related to our asset retirement and reclamation obligations, restructuring gains and charges associated with our EIP and non-cash impairment gains and charges separate from our EIP, and are detailed as follows:

•	Asset retirement obligations adjustments were $0.2 million, $3.0 million and $2.3 million, respectively. See Note 8 for further information.

•
Restructuring gains associated with our EIP were $6.0 million and $1.3 million, during the years ended December 31, 2015 and 2014, respectively, primarily associated with the sale of a previously impaired consolidated real estate asset and the release of lease obligations. During the year ended December 31, 2013, we recorded restructuring charges of $49.0 million. See Note 11 for further information.

•
Non-cash impairment gains were $1.3 million during 2014 and non-cash impairment charges were $3.2 million during 2013. During 2014 and 2013, the non-cash impairment gains and charges were associated with the write-down and subsequent sale of a nonperforming quarry site (see Note 11).

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Receivables, net (in thousands)

December 31,	2015	2014
Construction contracts:
Completed and in progress	$206,756	$191,094
Retentions	91,670	84,760
Total construction contracts	298,426	275,854
Construction material sales	28,727	28,549
Other	14,033	6,822
Total gross receivables	341,186	311,225
Less: allowance for doubtful accounts	364	291
Total net receivables	$340,822	$310,934
Receivables include amounts billed and billable to clients for services provided as of the end of the applicable period and do not bear interest. To the extent costs have not been billed or are not contractually billable, such as claim recovery estimates, the contract balance is included in costs and estimated earnings in excess of billings, billings in excess of costs and estimated earnings or in equity in construction joint ventures on the consolidated balance sheets. As of December 31, 2015, claim recovery estimates were included in these balances and combined were approximately $48.5 million. Ultimate settlement with the customer is dependent on the claims resolution process and could extend beyond one year or the operating cycle. Included in other receivables at December 31, 2015 and 2014 were items such as notes receivable, fuel tax refunds, receivables from vendors and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates.
Revenue earned by Construction and Large Project Construction from federal, state and local government agencies was $1.7 billion in each 2015, 2014 and 2013, which represented 82.8%, 84.8% and 83.1% of our Construction and Large Project Construction revenue in each of the respective years. During the year ended December 31, 2015, our largest volume customer, including both prime and subcontractor arrangements, was the New York State Department of Transportation (“NYSDOT”). Revenue recognized from contracts with NYSDOT during 2015 represented $199.0 million (8.4% of our total revenue) all of which was in our Large Project Construction segment (24.5% of segment revenue). During the years ended December 31, 2014 and 2013, our largest volume customer, including both prime and subcontractor arrangements, was the California Department of Transportation (“Caltrans”). Revenue from Caltrans was $195.4 million (8.6% of total revenue) in 2014, of which $178.7 million (15.1% of segment revenue) was in our Construction segment and $16.8 million (2.0% of segment revenue) was in the Large Project Construction segment. Revenue from Caltrans totaled $265.8 million (11.7% of total revenue) in 2013, of which $239.9 million (19.2% of segment revenue) was in the Construction segment and $25.9 million (3.3% of segment revenue) was in the Large Project Construction segment.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Financing receivables consisted of retentions receivable and were included in receivables, net on the consolidated balance sheets as of December 31, 2015 and 2014. Certain construction contracts include retainage provisions. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the owners. No retention receivable individually exceeded 10% of total net receivables at any of the presented dates. As of December 31, 2015, the majority of the retentions receivable are expected to be collected within one year.
We segregate our retention receivables into two categories: escrow and non-escrow. The balances in each category were as follows (in thousands):

December 31,	2015	2014
Escrow	$21,958	$28,692
Non-escrow	69,712	56,068
Total retention receivables	$91,670	$84,760
The escrow receivables include amounts due to Granite which have been deposited into an escrow account and bear interest. Typically, escrow retention receivables are held until work on a project is complete and has been accepted by the owner who then releases those funds, along with accrued interest, to us. There is minimal risk of not collecting on these amounts.
As of December 31, 2015, the non-escrow retention receivables were evaluated for collectibility using certain customer information that includes the following:

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

We regularly review our accounts receivable, including past due amounts, to determine their probability of collection. If it is probable that an amount is uncollectible, it is charged to bad debt expense and a corresponding reserve is established in allowance for doubtful accounts. If it is deemed certain that an amount is uncollectible, the amount is written off. Based on contract terms, non-escrow retention receivables are typically due within 60 days of owner acceptance of contract completion. We consider retention amounts beyond 60 days of owner acceptance of contract completion to be past due. There were no material non-escrow retention receivables aged over 90 days as of December 31, 2015, and there was $8.6 million as of December 31, 2014, which was collected in 2015. In addition, our allowance for doubtful accounts contained no material provision related to non-escrow retention receivables as we determined there were no significant collectability issues at any of the presented dates.

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
Due to the joint and several nature of the performance obligations under the related owner contracts, if any of the members fail to perform, we and the other members would be responsible for performance of the outstanding work. At December 31, 2015, there was approximately $5.1 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $1.6 billion represented our share and the remaining $3.5 billion represented the other members’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from the other members and/or other guarantors. See Note 10 for disclosure of the amounts recorded on the consolidated balance sheets and Note 1 for additional discussion.
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
We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the years ended December 31, 2015, 2014 and 2013, we determined no change was required for existing construction joint ventures.
Consolidated Construction Joint Ventures
The carrying amounts and classification of assets and liabilities of construction joint ventures we are required to consolidate are included on the consolidated balance sheets as follows (in thousands):

December 31,	2015	2014
Cash and cash equivalents[1]	$46,210	$61,276
Receivables, net	45,734	36,781
Other current assets	4,863	1,746
Total current assets	96,807	99,803
Property and equipment, net	5,378	11,969
Total assets[2]	$102,185	$111,772

Accounts payable	$11,909	$18,009
Billings in excess of costs and estimated earnings[1]	15,768	32,830
Accrued expenses and other current liabilities	1,171	2,714
Total liabilities[2]	$28,848	$53,553
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At December 31, 2015, we were engaged in five active consolidated construction joint venture projects with total contract values ranging from $1.5 million to $293.8 million. Our share of revenue remaining to be recognized on these consolidated joint ventures ranged from $0.1 million to $117.2 million. Our proportionate share of the equity in these joint ventures was between 50.0% and 65.0%. During the years ended December 31, 2015, 2014 and 2013, total revenue from consolidated construction joint ventures was $54.4 million, $155.1 million and $170.0 million, respectively. During the year ended December 31, 2015, consolidated construction joint ventures used $16.4 million of operating cash flows, and during the years ended December 31, 2014 and 2013 operating cash flows provided by such ventures were $22.5 million and $10.9 million, respectively.
Unconsolidated Construction Joint Ventures
We account for our share of construction joint ventures that we are not required to consolidate on a pro rata basis in the consolidated statements of operations and as a single line item on the consolidated balance sheets. As of December 31, 2015, these unconsolidated joint ventures were engaged in eleven active projects with total contract values ranging from $73.7 million to $3.5 billion. Our proportionate share of the equity in these unconsolidated joint ventures ranged from 20.0% to 50.0%. As of December 31, 2015, our share of the revenue remaining to be recognized on these unconsolidated joint ventures ranged from $1.0 million to $614.0 million.
As of December 31, 2015, one of our unconsolidated construction joint ventures was located in Canada and, therefore, the associated disclosures throughout this footnote include amounts that were translated from Canadian dollars to U.S. dollars using the spot rate in effect as of the reporting date for balance sheet items, and the average rate in effect during the reporting period for the results of operations. The associated foreign currency translation adjustments did not have a material impact on the consolidated financial statements for any of the dates or periods presented.
The following is summary financial information related to unconsolidated construction joint ventures (in thousands):

December 31,	2015	2014
Assets:
Cash and cash equivalents[1]	$439,871	$264,263
Other assets	859,749	573,898
Less partners’ interest	881,183	546,907
Granite’s interest	418,437	291,254
Liabilities:
Accounts payable	218,790	146,198
Billings in excess of costs and estimated earnings[1]	341,609	156,604
Other liabilities	89,901	55,289
Less partners’ interest	447,926	251,412
Granite’s interest	202,374	106,679
Equity in construction joint ventures[2]	$216,063	$184,575
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
2As of December 31, 2015, this balance included $8.6 million of deficit in construction joint ventures that is included in accrued expenses and other current liabilities on the consolidated balance sheets.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Years Ended December 31,	2015	2014	2013
Revenue:
Total	$1,924,544	$1,501,894	$1,391,190
Less partners’ interest and adjustments[1]	1,341,334	1,048,514	982,734
Granite’s interest	583,210	453,380	408,456
Cost of revenue:
Total	1,819,257	1,386,577	1,107,533
Less partners’ interest and adjustments[1]	1,279,954	984,062	772,670
Granite’s interest	539,303	402,515	334,863
Granite’s interest in gross profit	$43,907	$50,865	$73,593
 1Partners’ interest represents amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies.

During the years ended December 31, 2015, 2014 and 2013, unconsolidated construction joint venture net income was $105.6 million, $116.8 million and $283.2 million, respectively, of which our share was $43.4 million, $49.2 million and $72.8 million, respectively. These joint venture net income amounts exclude our corporate overhead required to manage the joint ventures and include taxes only to the extent the applicable states have joint venture level taxes.
Line Item Joint Ventures
The revenue for each line item joint venture member’s discrete items of work is defined in the contract with the project owner and each venture member bears the profitability risk associated with its own work. There is not a single set of books and records for a line item joint venture. Each member accounts for its items of work individually as it would for any self-performed contract. We include only our portion of these contracts in our consolidated financial statements. As of December 31, 2015, we had four active line item joint venture construction projects with total contract values ranging from $42.5 million to $87.3 million of which our portion ranged from $28.6 million to $64.8 million. As of December 31, 2015, our share of revenue remaining to be recognized on these line item joint ventures ranged from $1.3 million to $37.6 million.

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
We have determined that the real estate entities are not consolidated because although they are VIEs, we are not the primary beneficiary. We have determined that the non-real estate entity is not consolidated because it is not a VIE, and we do not hold the majority voting interest. As such, this entity is accounted for using the equity method. We account for our share of the operating results of the equity method investments in other income in the consolidated statements of operations and as a single line item on the consolidated balance sheets as investments in affiliates.
Our investments in affiliates balance consists of the following (in thousands):

December 31,	2015	2014
Equity method investments in real estate affiliates	$24,103	$22,623
Equity method investments in other affiliates	9,079	9,738
Total investments in affiliates	$33,182	$32,361

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis (in thousands):

December 31,	2015	2014
Current assets	$26,790	$28,891
Long-term assets	148,687	141,283
Total assets	175,477	170,174
Current liabilities	25,840	5,827
Long-term liabilities[1]	45,267	66,708
Total Liabilities	71,107	72,535
Net assets	$104,370	$97,639
Granite’s share of net assets	$33,182	$32,361
1The balance primarily relates to debt associated with our real estate investments. See Note 12 for further discussion.

The equity method investments in real estate affiliates included $18.5 million and $16.5 million in residential real estate in Texas as of December 31, 2015 and 2014, respectively. The remaining balances were in commercial real estate in Texas. Of the $175.5 million in total assets as of December 31, 2015, real estate entities had total assets ranging from $1.7 million to $61.4 million and the non-real estate entity had total assets of $23.7 million.
The following table provides summarized statement of operations information for our affiliates accounted for under the equity method on a combined basis (in thousands):

Years Ended December 31,	2015	2014	2013
Revenue	$47,457	$46,597	$42,563
Gross profit	19,117	10,315	3,487
Income (loss) before taxes	8,446	3,647	(686)
Net income (loss)	8,446	3,647	(686)
Granite’s interest in affiliates’ net income	3,210	901	1,304

8. Property and Equipment, net
Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net on the consolidated balance sheets as follows (in thousands):

December 31,	2015	2014
Equipment and vehicles	$731,224	$767,313
Quarry property	178,357	172,081
Land and land improvements	110,294	110,235
Buildings and leasehold improvements	82,871	82,655
Office furniture and equipment	60,821	70,820
Property and equipment	1,163,567	1,203,104
Less: accumulated depreciation and depletion	778,438	793,451
Property and equipment, net	$385,129	$409,653

Depreciation and depletion expense primarily included in cost of revenue in our consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 was $61.0 million, $64.9 million and $62.7 million, respectively. We capitalized interest costs of $0.4 million, $0.7 million and $0.9 million in 2015, 2014 and 2013, respectively, related to certain self-constructed assets, of which $0.4 million, $0.4 million and $0.6 million, respectively, were included in investments in affiliates and the remaining amounts were included in property and equipment on the consolidated balance sheets.
During the year ended December 31, 2014, we recorded an impairment gain of $1.3 million which was related to the sale of non-performing quarry assets. Refer to Note 11 for details.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We have recorded liabilities associated with our legally required obligations to reclaim owned and leased quarry property and related facilities. As of December 31, 2015 and 2014, $2.0 million and $6.5 million, respectively, of our asset retirement obligations are included in accrued expenses and other current liabilities and $24.6 million and $20.9 million, respectively, are included in other long-term liabilities on the consolidated balance sheets.
The following is a reconciliation of these asset retirement obligations (in thousands):

Years Ended December 31,	2015	2014
Beginning balance	$27,441	$29,138
Revisions to estimates	213	2,969
Liabilities settled	(2,114)	(5,678)
Accretion	1,018	1,012
Ending balance	$26,558	$27,441

9. Intangible Assets
Indefinite-lived Intangible Assets
Indefinite-lived intangible assets primarily consist of goodwill and use rights. Use rights of $0.4 million are included in other noncurrent assets on the consolidated balance sheets as of December 31, 2015 and 2014.

The following table presents the goodwill balance by reportable segment (in thousands):

December 31,	2015	2014
Construction	$29,260	$29,260
Large Project Construction	22,593	22,593
Construction Materials	1,946	1,946
Total goodwill	$53,799	$53,799

Amortized Intangible Assets
The following is the breakdown of our amortized intangible assets that are included in other noncurrent assets on the consolidated balance sheets (in thousands):

		Accumulated
December 31, 2015	Gross Value	Amortization	Net Value
Permits	$29,713	$(14,239)	$15,474
Acquired backlog	7,900	(7,594)	306
Customer lists	4,398	(3,078)	1,320
Trade name	4,100	(1,295)	2,805
Covenants not to compete and other	2,459	(2,430)	29
Total amortized intangible assets	$48,570	$(28,636)	$19,934

December 31, 2014
Permits	$29,713	$(13,115)	$16,598
Acquired backlog	7,900	(7,263)	637
Customer lists	4,398	(2,785)	1,613
Trade name	4,100	(863)	3,237
Covenants not to compete and other	2,459	(2,428)	31
Total amortized intangible assets	$48,570	$(26,454)	$22,116
Amortization expense related to amortized intangible assets for the years ended December 31, 2015, 2014 and 2013 was $2.2 million, $2.3 million and $8.8 million, respectively, and was primarily included in selling, general and administrative expenses in our consolidated statements of operations. Based on the amortized intangible assets balance at December 31, 2015, amortization expense expected to be recorded in the future is as follows: $2.0 million in 2016; $1.8 million in 2017; $1.7 million in 2018; $1.7 million in 2019; $1.6 million in 2020; and $11.1 million thereafter.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Accrued Expenses and Other Current Liabilities (in thousands):

December 31,	2015	2014
Payroll and related employee benefits	$56,860	$36,888
Accrued insurance	41,154	44,585
Performance guarantees (see Note 17)	65,514	75,820
Other	37,407	43,359
Total	$200,935	$200,652
The increase in the payroll and related employee benefits balance as of December 31, 2015 compared to 2014 is primarily due to an increase in the accrual for incentive compensation related to the increase in net income. Other includes dividends payable, accrued legal reserves, warranty reserves, reclamation reserves, remediation reserves and other miscellaneous accruals, none of which are greater than 5% of total current liabilities.

11. Restructuring and Impairment (Gains) Charges, Net
The following table presents the components of restructuring and impairment (gains) charges, net during the respective periods (in thousands):

Years ended December 31,	2015	2014	2013
Impairment (gains) losses associated with our real estate investments, net	$(4,959)	$—	$31,090
Impairment (gains) charges on assets	(1,044)	—	14,651
Lease termination (gains) costs, net of estimated sublease income	—	(1,283)	3,234
Total restructuring (gains) charges	(6,003)	(1,283)	48,975
Other impairment (gains) charges	—	(1,360)	3,164
Total restructuring and impairment (gains) charges, net	$(6,003)	$(2,643)	$52,139
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
Restructuring charges in 2013 associated with our real estate investment business included $31.1 million of non-cash impairment charges related to all of the remaining consolidated real estate assets, including amounts attributable to non-controlling interests of $3.9 million. The impaired assets consisted primarily of our consolidated residential and retail development projects which had a carrying value of $44.6 million prior to the impairment. During 2015, we recorded a restructuring gain of $5.0 million, which includes the amounts attributable to non-controlling interests of $3.3 million, from the sale of the previously impaired consolidated real estate assets.
Restructuring charges in 2013 associated with the Company’s Construction Materials segment resulted in $14.7 million of non-cash impairment charges related to non-performing quarry assets which had an aggregate carrying value of $17.1 million prior to the impairment. In connection with the impairment of these quarry assets, we recorded lease termination charges of $3.2 million. In 2014, we recorded a $1.3 million restructuring gain resulting from our release from lease obligations. During 2015, we recorded a $1.0 million restructuring gain from the sale of a previously impaired quarry asset.
We concluded the majority of our 2010 EIP during 2013. As the impaired assets are sold, we may recognize additional restructuring charges or gains; however, we do not expect these charges or gains to be material.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Separate from the EIP but related to our process of continually optimizing our assets, we identified a quarry asset within our Construction Materials segment that no longer had strategic value to our vertically integrated business. Therefore, during 2013, management approved a plan to sell or otherwise dispose of this asset. We determined that the asset’s carrying value was not recoverable and recorded a $3.2 million non-cash impairment charge in 2013. In 2014, this asset was sold, resulting in a $1.3 million restructuring impairment gain.

12. Long-Term Debt and Credit Arrangements (in thousands):

December 31,	2015	2014
Senior notes payable	$160,000	$200,000
Credit Agreement loan	100,000	70,000
Mortgages payable	—	6,742
Other notes payable	105	126
Total debt	260,105	276,868
Less current maturities	15,024	1,247
Total long-term debt	$245,081	$275,621
The aggregate minimum principal maturities of long-term debt for each of the five years following December 31, 2015, after considering our intent and ability to pay $30.0 million of the 2016 installment of the 2019 Notes (defined below) using another source of financing as disclosed below, are as follows: 2016 - $15.0 million; 2017 - $45.0 million; 2018 - $46.3 million; 2019 - $50.0 million; and 2020 - $103.8 million.
Senior Notes Payable
As of December 31, 2015, senior notes payable in the amount of $160.0 million are due to a group of institutional holders in four remaining equal installments from 2016 through 2019 and bear interest at 6.11% per annum (“2019 Notes”). Of the $40.0 million due for the 2016 installment of the 2019 Notes, $30.0 million is included in long-term debt on the consolidated balance sheets as of December 31, 2015 as we have the ability and intent to pay this installment using borrowings under the Credit Agreement (defined below) or by obtaining other sources of financing. In March 2014, we entered into an interest rate swap designed to convert the interest rate from a fixed rate of 6.11% to a floating rate of 4.15% plus six-month LIBOR (see Note 4 for details).
Our obligations under the note purchase agreement governing the 2019 Notes (the “2019 NPA”) are guaranteed by certain of our subsidiaries and are collateralized on an equivalent basis with the Credit Agreement discussed below by liens on substantially all of the assets of the Company and subsidiaries that are guarantors or borrowers under the amended and restated credit facility. The 2019 NPA provides for the release of liens and re-pledge of collateral on substantially the same terms and conditions as those set forth in the amended and restated credit facility.
Credit Agreement
Granite entered into the Second Amended and Restated Credit Agreement dated October 28, 2015 (the “Credit Agreement”). The Credit Agreement provides for, among other things, (i) an increase in the total committed credit facility amount to $300.0 million from $215.0 million, of which $200.0 million is a revolving credit facility and $100.0 million is a term loan ($70.0 million of which was drawn on October 28, 2015 and $30.0 million of which was drawn on December 12, 2015), and (ii) a revised maturity date of October 28, 2020 (the “Maturity Date”). There was no change in the aggregate sublimit for letters of credit of $100.0 million nor was there any significant change to the affirmative, restrictive or financial covenant terms.
Of the $100.0 million term loan, 1.25% of the principal balance is due in eleven quarterly installments beginning in March 2016, 2.50% of the principal balance is due in eight quarterly installments beginning in December 2018 and the remaining balance is due on the Maturity Date. As of December 31, 2015, $95.0 million of the $100.0 million term loan was included in long-term debt and the remaining $5.0 million was included in current maturities of long-term debt on the consolidated balance sheets.
As of December 31, 2015, the total stated amount of all issued and outstanding letters of credit was $19.1 million. The total unused availability under the Credit Agreement was $181.0 million. The letters of credit will expire between March 2016 and December 2019.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on certain financial ratios calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin was 1.75% for loans bearing interest based on LIBOR and 0.75% for loans bearing interest at the base rate at December 31, 2015. Accordingly, the effective interest rate using three-month LIBOR and base rate was 2.36% and 4.25%, respectively, at December 31, 2015 and we elected to use LIBOR. In January 2016, we entered into an interest rate swap to convert the interest rate on borrowings under the Credit Agreement from a variable rate interest of LIBOR plus an applicable margin to a fixed rate of 1.47% plus the same applicable margin (see Note 4 for details).
Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Maturity Date. Borrowings bearing interest at a LIBOR rate have a term no less than one month and no greater than six months (or such longer period not to exceed 12 months if approved by all lenders). At the end of each term, such borrowings can be paid or continued at our discretion as either a borrowing at the base rate or a borrowing at a LIBOR rate with similar terms. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are collateralized on an equivalent basis with the obligations under the 2019 Notes (defined above) by first priority liens (subject only to other permitted liens) on substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement.
The Credit Agreement provides for the release of the liens securing the obligations at our option and expense, so long as certain conditions as defined by the terms in the Credit Agreement are satisfied (“Collateral Release Period”). However, if subsequent to exercising the option, our Consolidated Fixed Charge Coverage Ratio is less than 1.25 or our Consolidated Leverage Ratio is greater than 2.50, then we would be required to promptly re-pledge substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement. As of December 31, 2015, the conditions for the exercise of our right under Credit Agreement to have liens released were not satisfied.
Real Estate Indebtedness
Our unconsolidated real estate held for development and sale is subject to mortgage indebtedness. This indebtedness is non-recourse to Granite, but is recourse to the real estate entity. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate project as it progresses through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entity to repay portions of the debt. The debt associated with our unconsolidated real estate ventures is disclosed in Note 7.
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
The most significant financial covenants under the terms of our amended and restated credit facility and 2019 NPA require the maintenance of a minimum Consolidated Tangible Net Worth, a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio.
As of December 31, 2015 and pursuant to the definitions in the agreements, our Consolidated Tangible Net Worth was $822.8 million, which exceeded the minimum of $659.6 million, our Consolidated Leverage Ratio was 1.83 which did not exceed the maximum of 3.00 and our Consolidated Interest Coverage Ratio was 10.05 which exceeded the minimum of 4.00.
As of December 31, 2015, we were in compliance with all covenants contained in the Credit Agreement and 2019 NPA, as amended, and the debt agreements related to our consolidated real estate entity. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Employee Benefit Plans
Profit Sharing and 401(k) Plan: The Profit Sharing and 401(k) Plan (the “401(k) Plan”) is a defined contribution plan covering all employees except employees covered by collective bargaining agreements and employees of our consolidated construction joint ventures. Each employee’s combined before-tax and Roth 401(k) after- tax contributions cannot exceed 50% of their eligible pay or the 2015 IRS annual contribution limit of $18,000. Our 401(k) matching contributions can be up to 6% of an employee’s gross pay and are available at the discretion of the Board of Directors.
Profit sharing contributions from the Company may be made to the 401(k) Plan in an amount determined by the Board of Directors. We made no profit sharing contributions during the years ended December 31, 2015, 2014 and 2013. Our 401(k) matching contributions to the 401(k) Plan for the years ended December 31, 2015, 2014 and 2013 were $5.4 million, $5.0 million and $4.1 million, respectively. During the year ended December 31, 2013, eligible Kenny employees that had at least 1,000 hours of service as of March 1, 2013 and were actively employed on March 28, 2013 received a one-time profit sharing contribution of approximately $0.1 million in total, which was equivalent to the Company match during the period they were unable to contribute to the Plan.
Non-Qualified Deferred Compensation Plan: We offer a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of our highly compensated employees. The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. In October 2008, a Rabbi Trust was established to fund our NQDC Plan obligation and was fully funded as of December 31, 2015. The assets held by the Rabbi Trust at December 31, 2015 and 2014 are substantially in the form of Company-owned life insurance and are included in other noncurrent assets on the consolidated balance sheets. As of December 31, 2015, there were 52 active participants in the NQDC Plan. NQDC Plan obligations were $19.7 million and $21.7 million as of December 31, 2015 and 2014, respectively.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Multi-employer Pension Plans: Four of our wholly-owned subsidiaries, Granite Construction Company, Granite Construction Northeast, Inc., Granite Industrial, Inc., and Kenny Construction Company contribute to various multi-employer pension plans on behalf of union employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

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

The following table presents our participation in these plans (dollars in thousands):

	Pension Plan Employer Identification Number	Pension Protection Act (“PPA”) Certified Zone Status[1]		FIP / RP Status Pending / Implemented[2]	Contributions			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement[3]
Pension Trust Fund		2015	2014		2015	2014	2013
Locals 302 and 612 IUOE-Employers Construction Industry Retirement Plan	91-6028571	Green	Green	No	$3,000	$3,043	$3,260	No	02/28/2016 12/31/2016 5/31/2018
Operating Engineers Pension Trust Fund	95-6032478	Red	Red	Yes	3,647	3,001	2,768	No	6/30/2016
Pension Trust Fund for Operating Engineers Pension Plan	94-6090764	Red	Red	Yes	9,070	9,590	8,193	No	6/15/2016 6/30/2016 9/30/2016 5/15/2017 6/30/2017 1/31/2018 6/15/2020
Laborers Pension Trust Fund for Northern California	94-6277608	Yellow	Yellow	Yes	2,403	2,682	2,500	No	6/30/2019
Laborers Pension Fund	36-2514514	Green	Green	No	1,919	2,230	1,608	No	5/31/2017
All other funds (34 as of December 31, 2015)					8,520	8,876	8,836
			Total Contributions:		$28,559	$29,422	$27,165
1The most recent PPA zone status available in 2015 and 2014 is for the plan’s year-end during 2014 and 2013, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. Shareholders’ Equity
Stock-based Compensation: The 2012 Equity Incentive Plan provides for the issuance of restricted stock, restricted stock units (“RSUs”) and stock options to eligible employees and to members of our Board of Directors. A total of 2,020,983 shares of our common stock have been reserved for issuance of which 1,527,295 remained available as of December 31, 2015.
Stock Options: In 2015 and 2014, no stock options were granted. As of December 31, 2015, there were 11,379 stock options outstanding all of which were fully vested as of June 30, 2013.
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
As of December 31, 2015 and 2014 there was no restricted stock outstanding as all outstanding shares had either been forfeited or vested. Compensation cost related to restricted stock was $0.5 million ($0.3 million net of effective tax rate) for the year ended December 31, 2013. The grant date fair value of restricted stock vested during the year ended December 31, 2013 was $5.1 million.
A summary of the changes in our RSUs during the years ended December 31, 2015, 2014 and 2013 is as follows (shares in thousands):

Years Ended December 31,	2015		2014		2013
	RSUs	Weighted-Average Grant-Date Fair Value per RSU	RSUs	Weighted-Average Grant-Date Fair Value per RSU	RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding, beginning balance	565	$31.38	769	$29.49	665	$27.74
Granted	228	33.40	212	37.94	506	31.12
Vested	(300)	31.50	(365)	30.15	(337)	28.52
Forfeited	(42)	33.38	(51)	31.97	(65)	29.97
Outstanding, ending balance	451	$32.73	565	$31.38	769	$29.49
Compensation cost related to RSUs was $8.8 million ($5.8 million net of effective tax rate), $11.2 million ($7.2 million net of effective tax rate), and $13.0 million ($9.1 million net of effective tax rate) for the years ended December 31, 2015, 2014 and 2013, respectively. The grant date fair value of RSUs vested during the years ended December 31, 2015, 2014 and 2013 was $10.3 million, $11.7 million and $9.6 million, respectively. As of December 31, 2015, there was $6.5 million of unrecognized compensation cost related to RSUs which will be recognized over a remaining weighted-average period of 1.2 years.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

401(k) Plan: As of December 31, 2015, the 401(k) Plan owned 1,909,311 shares of our common stock. Dividends on shares held by the 401(k) Plan are charged to retained earnings and all shares held by the 401(k) Plan are treated as outstanding in computing our earnings per share.
Employee Stock Purchase Plan: Our ESPP allows qualifying employees to purchase shares of our common stock through payroll deductions of up to 15% of their compensation, subject to Internal Revenue Code limitations, at a price of 95% of the fair market value as of the end of each of the six-month offering periods, which commence on May 15 and November 15 of each year. During the years ended December 31, 2015, 2014 and 2013, proceeds from the ESPP were $0.8 million, $0.7 million and $0.7 million for 22,567, 21,433 and 23,557 shares, respectively.
Share Purchase Program: On October 24, 2007, we announced that our Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion. At December 31, 2015, $64.1 million remained available under this authorization. We did not purchase shares under the share purchase program in any of the periods presented. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors. Purchases under the share purchase program may be commenced, suspended or discontinued at any time and from time to time without prior notice.

15. Weighted Average Shares Outstanding and Net Income (Loss) Per Share
The following table presents a reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income (loss) per share as well as the calculation of basic and diluted net income (loss) per share (in thousands except per share amounts):

Years Ended December 31,	2015	2014	2013
Numerator (basic and diluted):
Net income (loss) allocated to common shareholders for basic calculation	$60,485	$25,346	$(36,423)

Denominator:
Weighted average common shares outstanding, basic	39,337	39,096	38,803
Dilutive effect of stock options and restricted stock units[1]	531	699	—
Weighted average common shares outstanding, diluted	39,868	39,795	38,803
Net income (loss) per share, basic	$1.54	$0.65	$(0.94)
Net income (loss) per share, diluted	$1.52	$0.64	$(0.94)
1Due to the net loss for the year ended December 31, 2013, restricted stock units and common stock options representing approximately 862,000 have been excluded from the number of shares used in calculating diluted net loss per share, as their inclusion would be antidilutive.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16. Income Taxes
Following is a summary of the provision for (benefit from) income taxes (in thousands):

Years Ended December 31,	2015	2014	2013
Federal:
Current	$4,810	$2,529	$(1,298)
Deferred	25,955	11,142	(18,606)
Total federal	30,765	13,671	(19,904)
State:
Current	1,914	1,897	1,592
Deferred	2,500	4,153	(951)
Total state	4,414	6,050	641
Total provision for (benefit from) income taxes	$35,179	$19,721	$(19,263)
Following is a reconciliation of our provision for (benefit from) income taxes from the Federal statutory tax rate to our effective tax rate (dollars in thousands):

Years Ended December 31,	2015		2014		2013
Federal statutory tax	$35,165	34.0%	$19,459	35.0%	$(22,411)	35.0%
State taxes, net of federal tax benefit	3,769	3.6	5,420	9.7	101	(0.2)
Percentage depletion deduction	(1,444)	(1.4)	(1,217)	(2.2)	(787)	1.2
Domestic production deduction	(306)	(0.3)	(2)	—	(27)	0.1
Non-controlling interests	(2,639)	(2.6)	(3,686)	(6.6)	2,920	(4.6)
Nondeductible expenses	219	0.2	275	0.5	2,384	(3.7)
Other	415	0.5	(528)	(0.9)	(1,443)	2.3
Total	$35,179	34.0%	$19,721	35.5%	$(19,263)	30.1%
Following is a summary of the deferred tax assets and liabilities (in thousands):

December 31,	2015	2014
Long-term deferred tax assets:
Receivables	$332	$306
Inventory	2,710	3,579
Insurance	10,427	11,534
Deferred compensation	11,139	12,479
Other accrued liabilities	3,405	4,801
Contract income recognition	—	5,592
Impairments on real estate investments	485	11,329
Accrued compensation	12,639	7,524
Other	2,925	2,107
Net operating loss carryforwards	648	8,665
Valuation allowance	(641)	(1,185)
Total long-term deferred tax assets	44,069	66,731
Long-term deferred tax liabilities:
Property and equipment	30,285	33,946
Contract income recognition	9,455	—
Total long-term deferred tax liabilities	39,740	33,946
Net long-term deferred tax assets	$4,329	$32,785
As of December 31, 2015, our deferred tax asset for net operating loss carryforwards relates to state and local net operating loss carryforwards which expire beginning in 2026. We have provided a valuation allowance on the net deferred tax assets for certain state and local jurisdictions because we do not believe it is more likely than not that they will be realized.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a summary of the change in valuation allowance (in thousands):

December 31,	2015	2014	2013
Beginning balance	$1,185	$3,731	$5,242
Deductions, net	(544)	(2,546)	(1,511)
Ending balance	$641	$1,185	$3,731
The deductions to the valuation allowance are related to the revaluation of our net deferred tax asset related to various state and local jurisdictions during the year ended December 31, 2015. Additions to the valuation allowance are immaterial for the year ended December 31, 2015.
Uncertain tax positions: We file income tax returns in the U.S. and various state and local jurisdictions. We are currently under examination by various state taxing authorities for various tax years. We do not anticipate that any of these audits will result in a material change in our financial position. We are no longer subject to U.S. federal examinations by tax authorities for years before 2011. With few exceptions, as of December 31, 2015, we are no longer subject to state examinations by taxing authorities for years before 2010.
We had approximately $1.6 million and $0.9 million of total gross unrecognized tax benefits as of December 31, 2015 and 2014, respectively. There were approximately $1.3 million and $0.5 million of unrecognized tax benefits that would affect the effective tax rate in any future period at December 31, 2015 and 2014, respectively. We do not anticipate a significant increase or decrease in our unrecognized tax benefits that will impact our effective tax rate in 2016.
The following is a tabular reconciliation of unrecognized tax benefits (in thousands), the balance of which is included in other long-term liabilities on the consolidated balance sheets:

December 31,	2015	2014	2013
Beginning balance	$887	$2,231	$2,315
Gross increases – current period tax positions	1,006	—	363
Gross decreases – current period tax positions	(156)	(282)	(638)
Gross increases – prior period tax positions	—	—	508
Gross decreases – prior period tax positions	—	(2)	(2)
Settlements with taxing authorities/lapse of statute of limitations	(159)	(1,060)	(315)
Ending balance	$1,578	$887	$2,231
We record interest on uncertain tax positions as interest expense in our consolidated statements of operations. During the years ended December 31, 2015, 2014 and 2013, we recognized approximately $0.1 million of interest income, $0.9 million of interest income and $0.1 million of interest expense, respectively. Approximately $0.1 million and $0.2 million of accrued interest were included in our uncertain tax position liability in our consolidated balance sheets at December 31, 2015 and 2014, respectively.

17. Commitments, Contingencies and Guarantees
Leases: Minimum rental commitments and minimum royalty requirements under all noncancellable operating leases, primarily quarry property, in effect at December 31, 2015 were (in thousands):

Years Ending December 31,
2016	$11,141
2017	7,277
2018	5,883
2019	3,590
2020	2,735
Later years (through 2040)	11,431
Total	$42,057
Operating lease rental expense was $11.3 million, $10.6 million and $11.4 million in 2015, 2014 and 2013, respectively.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Performance Guarantees
We participate in various joint ventures and line item joint ventures under which each partner is responsible for performing certain discrete items of the total scope of contracted work. See Note 1, Note 6 and Note 10 for further details.
Surety Bonds
We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At December 31, 2015, $2.7 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

18. Legal Proceedings
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
Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded on the consolidated balance sheets. The aggregate liabilities recorded as of December 31, 2015 and 2014 related to these matters were approximately $5.2 million and $9.7 million, respectively, and were primarily included in accrued expenses and other current liabilities. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, was immaterial as of December 31, 2015. Our view as to such matters could change in future periods.
Investigation Related to Grand Avenue Project Disadvantaged Business Enterprise (“DBE”) Issues: On March 6, 2009, the U.S. Department of Transportation, Office of Inspector General served upon our wholly-owned subsidiary, Granite Construction Northeast, Inc. (“Granite Northeast”), a United States District Court, Eastern District of New York Grand Jury subpoena to produce documents. The subpoena sought all documents pertaining to the use of a DBE firm (the “Subcontractor”), and the Subcontractor’s use of a non-DBE subcontractor/consultant, on the Grand Avenue Bus Depot and Central Maintenance Facility for the Borough of Queens Project (the “Grand Avenue Project”), a Granite Northeast project, that began in 2004 and was substantially complete in 2008. The subpoena also sought any documents regarding the use of the Subcontractor as a DBE on any other projects and any other documents related to the Subcontractor or to the subcontractor/consultant. Granite Northeast produced the requested documents, together with other requested information. Subsequently, Granite Northeast was informed by the Department of Justice (“DOJ”) that it was a subject of an investigation, along with others, and that the DOJ believed that Granite Northeast’s claim of DBE credit for the Subcontractor was improper. In addition to the documents produced in response to the Grand Jury subpoena, Granite Northeast provided the requested information to the DOJ, along with other federal and state agencies (collectively the “Agencies”), concerning other DBE entities for which Granite Northeast historically claimed DBE credit. The matter was settled with the Agencies on November 24, 2015. Granite, Granite Northeast and the DOJ entered into a Non-Prosecution Agreement where Granite Northeast agreed to make payments totaling $8.25 million. A total of $3.5 million was paid in 2015 ($2.5 million to the DOJ, and $1.0 million to the Metropolitan Transportation Authority (“MTA”)). A final payment totaling $4.75 million will be made to the DOJ in 2016 (none to MTA in 2016) is included in accrued and other current liabilities on our consolidated balance sheets as of December 31, 2015. The Non-Prosecution Agreement contains certain ongoing compliance requirements for Granite and failure to comply with these terms could lead to civil or criminal remedies.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19. Business Segment Information
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summarized segment information is as follows (in thousands):

Years Ended December 31,	Construction	Large Project Construction	Construction Materials	Total
2015
Total revenue from reportable segments	$1,262,675	$812,720	$432,284	$2,507,679
Elimination of intersegment revenue	—	—	(136,650)	(136,650)
Revenue from external customers	1,262,675	812,720	295,634	2,371,029
Gross profit	190,190	80,012	33,156	303,358
Depreciation, depletion and amortization	20,117	10,343	22,389	52,849
Segment assets	139,399	274,975	288,900	703,274
2014
Total revenue from reportable segments	$1,186,445	$825,044	$385,392	$2,396,881
Elimination of intersegment revenue	—	—	(121,611)	(121,611)
Revenue from external customers	1,186,445	825,044	263,781	2,275,270
Gross profit	115,037	107,662	19,548	242,247
Depreciation, depletion and amortization	19,141	16,197	21,976	57,314
Segment assets	149,018	248,464	307,229	704,711
2013
Total revenue from reportable segments	$1,251,197	$777,811	$372,282	$2,401,290
Elimination of intersegment revenue	—	—	(134,389)	(134,389)
Revenue from external customers	1,251,197	777,811	237,893	2,266,901
Gross profit	102,292	67,457	7,428	177,177
Depreciation, depletion and amortization	26,228	11,679	22,945	60,852
Segment assets	148,459	222,584	326,056	697,099
A reconciliation of segment gross profit to consolidated income (loss) before provision for (benefit from) income taxes is as follows (in thousands):

Years Ended December 31,	2015	2014	2013
Total gross profit from reportable segments	$303,358	$242,247	$177,177
Selling, general and administrative expenses	207,339	195,762	191,860
Restructuring and impairment (gains) charges, net	(6,003)	(2,643)	52,139
Gain on sales of property and equipment	(8,286)	(15,972)	(12,130)
Other expense, net	6,881	9,503	9,337
Income (loss) before provision for (benefit from) income taxes	$103,427	$55,597	$(64,029)
A reconciliation of segment assets to consolidated total assets is as follows (in thousands):

December 31,	2015	2014	2013
Total assets for reportable segments	$703,274	$704,711	$697,099
Assets not allocated to segments:
Cash and cash equivalents	252,836	255,961	229,121
Short-term and long-term marketable securities	105,695	102,067	117,202
Receivables, net	340,822	310,934	313,598
Deferred income taxes	4,329	32,785	48,081
Other current assets	85,779	60,615	65,674
Property and equipment, net	36,721	45,188	54,330
Other noncurrent assets	98,404	87,787	84,257
Consolidated total assets	$1,627,860	$1,600,048	$1,609,362

Quarterly Financial Data
The following table sets forth selected unaudited quarterly financial information for the years ended December 31, 2015 and 2014. This information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contains all adjustments necessary for a fair statement thereof. Net income (loss) per share calculations are based on the weighted average common shares outstanding for each period presented. Accordingly, the sum of the quarterly net income (loss) per share amounts may not equal the per share amount reported for the year.

QUARTERLY FINANCIAL DATA
(unaudited - dollars in thousands, except per share data)
2015 Quarters Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$630,162	$751,376	$569,242	$420,249
Gross profit[1]	102,008	96,253	65,045	40,052
As a percent of revenue	16.2%	12.8%	11.4%	9.5%
Net income (loss)[3]	$35,139	$32,180	$9,539	$(8,610)
As a percent of revenue	5.6%	4.3%	1.7%	(2.0)%
Net income (loss) attributable to Granite	$28,673	$30,759	$9,613	$(8,560)
As a percent of revenue	4.6%	4.1%	1.7%	(2.0)%
Net income (loss) per share attributable to common shareholders:
Basic	$0.73	$0.78	$0.24	$(0.22)
Diluted	$0.72	$0.77	$0.24	$(0.22)

2014 Quarters Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$589,789	$719,764	$585,870	$379,847
Gross profit[2]	73,726	66,292	80,729	21,499
As a percent of revenue	12.5%	9.3%	14.1%	5.6%
Net income (loss)[3]	$20,825	$14,105	$22,207	$(21,261)
As a percent of revenue	3.5%	2.0%	3.8%	(5.6)%
Net income (loss) attributable to Granite	$16,976	$15,282	$13,641	$(20,553)
As a percent of revenue	2.9%	2.1%	2.3%	(5.4)%
Net income (loss) per share attributable to common shareholders:
Basic	$0.43	$0.39	$0.35	$(0.53)
Diluted	$0.43	$0.38	$0.34	$(0.53)
1Gross profit is approximately $4.6 million, $0.8 million and $0.1 million lower than the amounts previously reported in our Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, June 30 and March 31 2015 of $100.9 million, $65.8 million and $40.1 million, respectively, due to net reclassifications from selling, general and administration expenses to cost of revenue primarily related to (i) incentive compensation and (ii) sales personnel payroll and related expenses. See Note 1 of “Notes to the Consolidated Financial Statements” and “Gross Profit” and “Selling, General and Administrative Expenses” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
2 Gross profit is approximately $6.1 million lower than the amount previously reported in our Annual Report on Form 10-K for the quarterly period ended December 31, 2014 of $79.8 million due to the reclassifications referred to 1 above. Gross profit is approximately $0.4 million and $1.7 million lower, and is approximately $0.1 million higher than the amounts previously reported in our Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, June 30 and March 31 2014 of $66.7 million, $82.4 million and $21.4 million, respectively, due to the reclassifications referred to 1 above.
3During the fourth quarter of 2015, we recorded $1.0 million of restructuring gains resulting from the sale of previously impaired non-performing quarry sites and a restructuring gain of $5.0 million, which includes the amounts attributable to non-controlling interests of $3.3 million, associated with the sale of a previously impaired consolidated real estate investment. In the fourth quarter of 2014, we were released from the lease obligation related to the lease termination in 2013 and recorded a $1.3 million restructuring gain. Also, in the fourth quarter of 2014, we sold an asset which we had previously impaired resulting in a $1.3 million impairment gain.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

By: /s/ Laurel J. Krzeminski
Laurel J. Krzeminski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 25, 2016, by the following persons on behalf of the Registrant in the capacities indicated.

/s/ James H. Roberts
James H. Roberts, President and Chief Executive Officer

/s/ William H. Powell
William H. Powell, Chairman of the Board and Director

/s/ Claes G. Bjork
Claes G. Bjork, Director

/s/ James W. Bradford, Jr.
James W. Bradford, Jr., Director

/s/ Gary M. Cusumano
Gary M. Cusumano, Director

/s/ William G. Dorey
William G. Dorey, Director

/s/ David H. Kelsey
David H. Kelsey, Director

/s/ Michael F. McNally
Michael F. McNally, Director

/s/ Gaddi H. Vasquez
Gaddi H. Vasquez, Director

SCHEDULE II
GRANITE CONSTRUCTION INCORPORATED
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Charged to Expenses or Other Accounts, Net	Deductions and Adjustments[1]	Balance at End of Year
Year Ended December 31, 2015
Allowance for doubtful accounts	$291	$547	$(474)	$364
Year Ended December 31, 2014
Allowance for doubtful accounts	$2,513	$97	$(2,319)	$291
Year Ended December 31, 2013
Allowance for doubtful accounts	$2,749	$944	$(1,180)	$2,513
1 Deductions and adjustments for the allowances primarily relate to accounts written off.

S-1

 INDEX TO 10-K EXHIBITS

Exhibit No.		Exhibit Description
2.1	*	Stock Purchase Agreement, dated December 28, 2012, by and between Granite Construction Incorporated and Kenny Industries, Inc. [Exhibit 2.1 to the Company’s Form 8-K filed on January 4, 2013]
3.1	*	Certificate of Incorporation of Granite Construction Incorporated, as amended [Exhibit 3.1.b to the Company’s Form 10-Q for quarter ended June 30, 2006]
3.2	*	Amended Bylaws of Granite Construction Incorporated [Exhibit 3.1 to the Company’s Form 8-K filed on November 15, 2011]
10.1	* **	Key Management Deferred Compensation Plan II, as amended and restated [Exhibit 10.1 to the Company’s Form 10-Q for quarter ended March 31, 2010]
10.2	* **	Granite Construction Incorporated Amended and Restated 1999 Equity Incentive Plan as Amended and Restated [Exhibit 10.1 to the Company’s Form 10-Q for quarter ended June 30, 2009]
10.2.a	* **	Amendment No. 1 to the Granite Construction Incorporated Amended and Restated 1999 Equity Incentive Plan [Exhibit 10.2.a to the Company’s Form 10-K for year ended December 31, 2009]
10.3	*
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

10.11	* **	Form of Amended and Restated Director and Officer Indemnification Agreement [Exhibit 10.10 to the Company’s Form 10-K for year ended December 31, 2002]
10.12	* **	Executive Retention and Severance Plan II effective as of March 9, 2011 [Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2011]
10.13	* **	Form of Restricted Stock Agreement effective March 2010 [Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2010]

Exhibit No.		Exhibit Description
10.14	* **	Form of Non-employee Director Stock Option Agreement as amended and effective April 7, 2006 [Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2010]
10.15	* **	Form of Restricted Stock Units Agreement effective January 1, 2010 [Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2010]
10.16	* **	Form of Non-employee Director Restricted Stock Units Agreement effective January 1, 2010 [Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2010]
10.17	* **	Granite Construction Incorporated Annual Incentive Plan effective January 1, 2010, as amended [Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2011]
10.18	* **	Amendment No. 2 to the Granite Construction Incorporated Annual Incentive Plan effective January 1, 2012 [Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2011]
10.19	* **	Granite Construction Incorporated Long Term Incentive Plan effective January 1, 2010, as amended [Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2011]
10.20	* **	Amendment No. 2 to the Granite Construction Incorporated Long Term Incentive Plan effective January 1, 2012 [Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2011]
10.21	* **	Granite Construction Incorporated 2012 Equity Incentive Plan [Exhibit 10.1 to the Company’s Form 8-K filed on May 25, 2012]
10.22	* **	Form of Non-Employee Director Restricted Stock Unit Agreement effective May 22, 2012 [Exhibit 10.2 to the Company’s Form 8-K filed on May 25, 2012]
10.23	* **	Granite Construction Incorporated NEO LTIP Awards Form of Restricted Stock Unit Agreement (Vesting on Date of Grant) [Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 2012]
10.24	* **	Granite Construction Incorporated NEO LTIP Awards Form of Restricted Stock Unit Agreement (3 Year Vesting Schedule) [Exhibit 10.31 to the Company's Form 10-K for the year ended December 31, 2012]
10.25	*	Second Amendment to Note Purchase Agreement, dated as of March 3, 2014 [Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 2013]
10.26	†
Second Amended and Restated Credit Agreement, dated October 28, 2015, by and among Granite Construction Incorporated, Granite Construction Company, GILC Incorporated, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer

10.27	†	Second Amended and Restated Guaranty Agreement, dated October 28, 2015, by and among Granite Construction Incorporated, the guarantors party thereto and Bank of America, N.A., as Administrative Agent
18.1	*	Preferability Letter from PricewaterhouseCoopers LLP [Exhibit 18 to the Company's Form 10-Q for quarter ended March 31, 2015]
21	†	List of Subsidiaries of Granite Construction Incorporated
23.1	†	Consent of PricewaterhouseCoopers LLP
31.1	†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	†	Mine Safety Disclosure
101.INS	†	XBRL Instance Document
101.SCH	†	XBRL Taxonomy Extension Schema

Exhibit No.		Exhibit Description
101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	†	XBRL Taxonomy Extension Definition Linkbase
101.LAB	†	XBRL Taxonomy Extension Label Linkbase
101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase

*    Incorporated by reference
**  Compensatory plan or management contract
†    Filed herewith
††  Furnished herewith