Form 10-Q
period 2016-03-31
GRANITE CONSTRUCTION INC
filed 2016-04-29
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 26, 2016.

Class	Outstanding
Common Stock, $0.01 par value	39,573,479

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)
	March 31, 2016	December 31, 2015	March 31, 2015
ASSETS
Current assets
Cash and cash equivalents ($46,993, $46,210 and $52,884 related to consolidated construction joint ventures (“CCJVs”))	$198,298	$252,836	$239,403
Short-term marketable securities	43,001	25,043	19,282
Receivables, net ($51,431, $45,734 and $39,711 related to CCJVs)	307,483	340,822	271,328
Costs and estimated earnings in excess of billings	76,972	59,070	56,907
Inventories	59,444	55,553	64,636
Equity in construction joint ventures	240,480	224,689	197,570
Other current assets ($5,185, $4,863 and $2,510 related to CCJVs)	37,100	26,985	38,102
Total current assets	962,778	984,998	887,228
Property and equipment, net ($12,925, $5,378 and $9,729 related to CCJVs)	398,750	385,129	399,910
Long-term marketable securities	72,653	80,652	80,522
Investments in affiliates	34,619	33,182	32,031
Goodwill	53,799	53,799	53,799
Deferred income taxes, net	5,119	4,329	32,616
Other noncurrent assets	84,512	84,789	76,237
Total assets	$1,612,230	$1,626,878	$1,562,343

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$14,795	$14,800	$22
Accounts payable ($16,309, $11,909 and $14,960 related to CCJVs)	139,215	157,571	121,013
Billings in excess of costs and estimated earnings ($23,538, $15,768 and $29,963 related to CCJVs)	89,188	92,515	95,328
Accrued expenses and other current liabilities ($1,442, $1,171 and $1,530 related to CCJVs)	226,276	200,935	231,690
Total current liabilities	469,474	465,821	448,053
Long-term debt	243,099	244,323	269,535
Other long-term liabilities	43,913	46,613	42,058
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 39,563,620 shares as of March 31, 2016, 39,412,877 shares as of December 31, 2015 and 39,342,647 shares as of March 31, 2015	396	394	393
Additional paid-in capital	145,663	140,912	134,894
Accumulated other comprehensive loss	(1,569)	(1,500)	(932)
Retained earnings	683,037	699,431	645,931
Total Granite Construction Incorporated shareholders’ equity	827,527	839,237	780,286
Non-controlling interests	28,217	30,884	22,411
Total equity	855,744	870,121	802,697
Total liabilities and equity	$1,612,230	$1,626,878	$1,562,343
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)
Three Months Ended March 31,	2016	2015
Revenue
Construction	$209,487	$188,520
Large Project Construction	195,449	190,305
Construction Materials	34,516	41,424
Total revenue	439,452	420,249
Cost of revenue
Construction	182,554	167,925
Large Project Construction	181,944	172,769
Construction Materials	35,709	40,626
Total cost of revenue	400,207	381,320
Gross profit	39,245	38,929
Selling, general and administrative expenses	56,133	51,023
Gain on sales of property and equipment	(600)	(811)
Operating loss	(16,288)	(11,283)
Other (income) expense
Interest income	(836)	(442)
Interest expense	3,049	3,496
Equity in (income) loss of affiliates	(1,442)	63
Other income, net	(1,372)	(1,284)
Total other (income) expense	(601)	1,833
Loss before benefit from income taxes	(15,687)	(13,116)
Benefit from income taxes	(5,177)	(4,506)
Net loss	(10,510)	(8,610)
Amount attributable to non-controlling interests	(678)	50
Net loss attributable to Granite Construction Incorporated	$(11,188)	$(8,560)

Net loss per share attributable to common shareholders (see Note 11)
Basic	$(0.28)	$(0.22)
Diluted	$(0.28)	$(0.22)
Weighted average shares of common stock
Basic	39,433	39,215
Diluted	39,433	39,215
Dividends per common share	$0.13	$0.13
 The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited - in thousands)
Three Months Ended March 31,	2016	2015
Net loss	$(10,510)	$(8,610)
Other comprehensive income (loss), net of tax:
Net unrealized loss on derivatives	(891)	—
Foreign currency translation adjustments	822	(529)
Other comprehensive loss	(69)	(529)
Comprehensive loss	(10,579)	(9,139)
Non-controlling interests in comprehensive loss	(678)	50
Comprehensive loss attributable to Granite	$(11,257)	$(9,089)
 The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)
Three Months Ended March 31,	2016	2015
Operating activities
Net loss	$(10,510)	$(8,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	13,736	15,627
Gain on sales of property and equipment	(600)	(811)
Stock-based compensation	5,985	3,163
Equity in net income from unconsolidated joint ventures	(8,538)	(11,271)
Changes in assets and liabilities:
Receivables	33,358	36,662
Costs and estimated earnings in excess of billings, net	(21,793)	(29,366)
Inventories	(3,891)	4,284
Contributions to unconsolidated construction joint ventures	(2,715)	(20,000)
Distributions from unconsolidated construction joint ventures	4,512	21,170
Other assets	(12,448)	(3,319)
Accounts payable	(22,081)	(28,609)
Accrued expenses and other current liabilities	14,551	14,162
Net cash used in operating activities	(10,434)	(6,918)
Investing activities
Purchases of marketable securities	(19,948)	(9,988)
Maturities of marketable securities	5,000	10,000
Proceeds from called marketable securities	5,000	5,000
Purchases of property and equipment	(24,565)	(7,607)
Proceeds from sales of property and equipment	772	1,089
Other investing activities, net	(274)	383
Net cash used in investing activities	(34,015)	(1,123)
Financing activities
Long-term debt principal repayments	(1,250)	(306)
Cash dividends paid	(5,124)	(5,094)
Repurchases of common stock	(4,459)	(3,191)
Other financing activities, net	744	74
Net cash used in financing activities	(10,089)	(8,517)
Decrease in cash and cash equivalents	(54,538)	(16,558)
Cash and cash equivalents at beginning of period	252,836	255,961
Cash and cash equivalents at end of period	$198,298	$239,403

Supplementary Information
Cash paid during the period for:
Interest	$588	$612
Income taxes	6,138	202
Other non-cash operating activities:
Performance guarantees	$11,870	$4,736
Non-cash investing and financing activities:
Restricted stock units issued, net of forfeitures	$20,164	$5,281
Accrued cash dividends	5,143	5,115
Accrued equipment purchases	(3,725)	2,313
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” “the Company” or “Granite”) and are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at March 31, 2016 and 2015 and the results of our operations and cash flows for the periods presented. The December 31, 2015 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.
Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.
We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements, except for the addition of the condensed consolidated statements of comprehensive loss. In addition, we adopted Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810), ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) and ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements none of which had a material impact on our condensed consolidated financial statements.
Reclassifications: Certain reclassifications have been made to prior periods to conform to current year presentation.

2.	Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition and allows for both retrospective and prospective methods of adoption. This ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) which requires an entity to determine whether the nature of its promise is to provide a good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). In April, 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in ASU 2014-09. These ASUs will be effective commencing with our quarter ending March 31, 2018. We are currently assessing the potential impact of these ASUs on our consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which, among other things, eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. This ASU will be effective commencing with our quarter ending March 31, 2017. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The ASU will be effective commencing with our quarter ending March 31, 2019. We are currently assessing the potential impact of this ASU on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This ASU will be effective commencing with our quarter ending March 31, 2017. We do not expect any changes in the counterparty to our cash flow hedge and therefore do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This ASU will be effective commencing with our quarter ending March 31, 2017. We are currently assessing the potential impact of this ASU on our consolidated financial statements.

3.	Revisions in Estimates
Our profit recognition related to construction contracts is based on estimates of costs to complete each project. These estimates can vary significantly in the normal course of business as projects progress, circumstances develop and evolve, and uncertainties are resolved. When we experience significant changes in our estimates of costs to complete, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as revisions in estimates for the current period. In our review of these changes for the three months ended March 31, 2016 and 2015, we did not identify any material amounts that should have been recorded in a prior period. We use the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. Under this method, revisions in estimates are accounted for in their entirety in the period of change. There can be no assurance that we will not experience further changes in circumstances or otherwise be required to further revise our cost estimates.
Revenue in an amount equal to cost incurred is recognized if there is not sufficient information to determine the estimated profit on the project with a reasonable level of certainty. The gross profit impact from projects that reached initial profit recognition is not considered to be a change in estimate for purposes of the tables below, and is therefore excluded. During the three months ended March 31, 2016 and 2015, the gross profit impact from projects reaching initial profit recognition was $4.5 million and $7.6 million, respectively. Included within the revisions in estimates for the three months ended March 31, 2016 and 2015, is an increase in revenue and gross profit of $2.8 million and $9.7 million, respectively, related to the estimated recovery of affirmative claims.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Construction
The changes in project profitability from revisions in estimates that individually had an impact of $1.0 million or more on gross profit were net increases of $1.7 million and $4.8 million for the three months ended March 31, 2016 and 2015, respectively. There were no decreases in project profitability from revisions in estimates that individually had an impact of $1.0 million or more on gross profit for the three months ended March 31, 2016 and 2015. The projects are summarized as follows:
Increases

	Three Months Ended March 31,
(dollars in millions)	2016	2015
Number of projects with upward estimate changes	1	3
Range of increase in gross profit from each project, net	$1.7	$1.0 - 2.2
Increase on project profitability	$1.7	$4.8
The increase during the three months ended March 31, 2016 was due to the settlement of an outstanding claim. The increases during the three months ended March 31, 2015 were due to estimated cost recovery from claims.
Large Project Construction
The net changes in project profitability from revisions in estimates, both increases and decreases, that individually had an impact of $1.0 million or more on gross profit were net decreases of $2.8 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively. There were no amounts attributable to non-controlling interests for the three months ended March 31, 2016 and the amounts attributable to non-controlling interests were $0.5 million of the net decrease for three months ended March 31, 2015. The projects are summarized as follows:
Increases

	Three Months Ended March 31,
(dollars in millions)	2016	2015
Number of projects with upward estimate changes	2	2
Range of increase in gross profit from each project, net	$1.0 - 1.4	$1.1 - 1.9
Increase on project profitability	$2.4	$3.0
The increases during the three months ended March 31, 2016 were due to owner-directed scope changes. The increases during the three months ended March 31, 2015 were due to estimated cost recovery from claims.
Decreases

	Three Months Ended March 31,
(dollars in millions)	2016	2015
Number of projects with downward estimate changes	2	3
Range of reduction in gross profit from each project, net	$2.1 - 3.1	$1.1 - 1.4
Decrease on project profitability	$5.2	$3.8
The decreases during the three months ended March 31, 2016 and 2015 were due to additional costs and lower productivity than originally anticipated.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

4.	Marketable Securities
All marketable securities were classified as held-to-maturity as of the dates presented and the carrying amounts of held-to-maturity securities were as follows:

(in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
U.S. Government and agency obligations	$23,024	$15,051	$9,290
Commercial paper	19,977	9,992	9,992
Total short-term marketable securities	43,001	25,043	19,282
U.S. Government and agency obligations	72,653	80,652	80,522
Total long-term marketable securities	72,653	80,652	80,522
Total marketable securities	$115,654	$105,695	$99,804
Scheduled maturities of held-to-maturity investments were as follows:

(in thousands)	March 31, 2016
Due within one year	$43,001
Due in one to five years	72,653
Total	$115,654

5.	Fair Value Measurement
We measure our cash equivalents and interest rate and commodity swap derivative contracts at fair value in the condensed consolidated balance sheets on a recurring basis. The carrying values of receivables, other current assets, and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these instruments. During the three months ended March 31, 2016 and 2015, we did not record any fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.
Cash and Cash Equivalents
The following tables summarize our cash equivalents by significant investment categories (in thousands):

	Fair Value Measurement at Reporting Date Using
March 31, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$46,094	$—	$—	$46,094
Total assets	$46,094	$—	$—	$46,094

	Fair Value Measurement at Reporting Date Using
December 31, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$62,024	$—	$—	$62,024
Total assets	$62,024	$—	$—	$62,024

	Fair Value Measurement at Reporting Date Using
March 31, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$54,709	$—	$—	$54,709
Total assets	$54,709	$—	$—	$54,709

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

A reconciliation of cash equivalents to consolidated cash and cash equivalents is as follows:

(in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Cash equivalents	$46,094	$62,024	$54,709
Cash	152,204	190,812	184,694
Total cash and cash equivalents	$198,298	$252,836	$239,403
Derivatives
We recognize derivative instruments as either assets or liabilities in the condensed consolidated balance sheets at fair value using Level 2 inputs.
Interest Rate Swaps
In January 2016, we entered into an interest rate swap designated as a cash flow hedge with an effective date of April 29, 2016 and an initial notional amount of $98.8 million. This interest rate swap matures in October 2020. The interest rate swap is designed to convert the interest rate on the term loan described in Note 10 from a variable rate of interest of LIBOR plus an applicable margin to a fixed rate of 1.47% plus the same applicable margin. As of March 31, 2016, the fair value of the cash flow hedge was $1.5 million and was included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. During the three months ended March 31, 2016, the loss, net of taxes, on the effective portion was $0.9 million that was reported as a component of accumulated other comprehensive income (loss) and there was no ineffective portion. As of March 31, 2016, there was no interest expense associated with the swap and we estimate $0.7 million to be reclassified from accumulated other comprehensive income into pre-tax earnings within the next twelve months.
In March 2014, we entered into an interest rate swap with a notional amount of $100.0 million which matures in June 2018 designed to convert the interest rate of our 2019 Notes (defined in Note 10) from a fixed rate of 6.11% to a variable rate of 4.15% plus six-month LIBOR. As of March 31, 2016, December 31, 2015 and March 31, 2015, the fair value of the interest rate swap was $1.9 million, $0.6 million and $1.7 million and was included in other current assets on the condensed consolidated balance sheets. During the three months ended March 31, 2016 and 2015, net gains were $1.3 million and $1.3 million and were included in other income, net on our condensed consolidated statements of operations.
Other Derivatives
In March 2014, we entered into two diesel commodity swaps covering the periods from May 2014 to October 2014 and from May 2015 to October 2015 which represented roughly 25% of our forecasted purchases for diesel during these periods.  In May 2014, we entered into two natural gas commodity swaps covering the periods from June 2014 to October 2014 and from May 2015 to October 2015 representing roughly 25% of our forecasted purchases of natural gas during these periods. As of March 31, 2015, the fair value of the commodity swap was $1.9 million and was included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. During the three months ended March 31, 2015, we recorded net losses of $0.2 million that were included in other (income) expense, net in our condensed consolidated statements of operations.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Other Assets and Liabilities
The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets are as follows:

		March 31, 2016		December 31, 2015		March 31, 2015
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities	Level 1	$115,654	$115,692	$105,695	$105,336	$99,804	$99,811
Liabilities (including current maturities):
2019 Notes[1]	Level 3	$160,000	$169,744	$160,000	$165,731	$200,000	$222,973
Credit Agreement loan[1]	Level 3	98,750	99,316	100,000	99,375	70,000	70,391
1The fair values of the 2019 Notes and Credit Agreement (defined in Note 10) loan are based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk.

6.	Receivables, net

(in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Construction contracts:
Completed and in progress	$178,974	$206,756	$163,671
Retentions	93,495	91,670	74,718
Total construction contracts	272,469	298,426	238,389
Construction Material sales	23,392	28,727	26,776
Other	11,940	14,033	6,504
Total gross receivables	307,801	341,186	271,669
Less: allowance for doubtful accounts	318	364	341
Total net receivables	$307,483	$340,822	$271,328
Receivables include amounts billed and billable to clients for services provided as of the end of the applicable period and, except for escrow receivables, do not bear interest. To the extent costs have not been billed or are not contractually billable, such as claim recovery estimates, the contract balance is included in costs and estimated earnings in excess of billings, billings in excess of costs and estimated earnings or in equity in construction joint ventures on the condensed consolidated balance sheets. As of March 31, 2016, December 31, 2015 and March 31, 2015, claim recovery estimates were included in these balances and combined were approximately $56.1 million, $48.5 million and $9.7 million, respectively. Ultimate settlement with the customer is dependent on the claims resolution process and could extend beyond one year or the project operating cycle. Included in other receivables at March 31, 2016, December 31, 2015 and March 31, 2015 were items such as back charges, notes receivable, fuel tax refunds, receivables from vendors and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates.
Certain construction contracts include retainage provisions and the associated retention receivables are considered financing receivables. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the owners. No retention receivable individually exceeded 10% of total net receivables at any of the presented dates. As of March 31, 2016, the majority of the retentions receivable are expected to be collected within one year.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

We segregate our retention receivables into two categories: escrow and non-escrow. The balances in each category were as follows:

(in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Escrow	$21,015	$21,958	$22,421
Non-escrow	72,480	69,712	52,297
Total retention receivables	$93,495	$91,670	$74,718
The escrow receivables include amounts due to Granite which have been deposited into an escrow account and bear interest. Typically, escrow retention receivables are held until work on a project is complete and has been accepted by the owner who then releases those funds, along with accrued interest, to us. There is minimal risk of not collecting on these amounts.
As of all periods presented, our allowance for doubtful accounts contained no material provision related to non-escrow retention receivables as we determined there were no significant collectability issues.

7.	Construction Joint Ventures
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
At March 31, 2016, there was approximately $5.5 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $1.7 billion represented our share and the remaining $3.8 billion represented the other members’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from other members and/or other guarantors.
We have determined that certain of these joint ventures are consolidated because they are variable interest entities (“VIEs”), and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three months ended March 31, 2016, we determined no change was required for existing construction joint ventures.
The volume and stage of completion of contracts from our consolidated and unconsolidated construction joint ventures may cause fluctuations in cash and cash equivalents and, for consolidated construction joint ventures, billings in excess of costs and estimated earnings and costs in excess of billings and estimated earnings between periods.
The assets and liabilities of each consolidated and unconsolidated construction joint venture relate solely to that joint venture. The decision to distribute joint venture cash and cash equivalents and assets must generally be made jointly by a majority of the members and, accordingly, these cash and cash equivalents and assets generally are not available for the working capital needs of Granite until distributed.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidated Construction Joint Ventures (“CCJVs”)
The carrying amounts and classification of assets and liabilities of construction joint ventures that we are required to consolidate are included on the condensed consolidated balance sheets.
At March 31, 2016, we were engaged in five active CCJV projects with total contract values ranging from $3.5 million to $293.4 million. Our share of revenue remaining to be recognized on these CCJVs ranged from $0.1 million to $112.5 million. Our proportionate share of the equity in these joint ventures was between 50.0% and 65.0%. During the three months ended March 31, 2016 and 2015, total revenue from CCJVs was $22.2 million and $15.0 million, respectively. During the three months ended March 31, 2016, CCJVs provided $3.8 million of operating cash flows and during the three months ended March 31, 2015, used $7.9 million.
Unconsolidated Construction Joint Ventures
We account for our share of construction joint ventures that we are not required to consolidate on a pro rata basis in the condensed consolidated statements of operations and as a single line item on the condensed consolidated balance sheets. As of March 31, 2016, these unconsolidated joint ventures were engaged in twelve active projects with total contract values ranging from $74.5 million to $3.5 billion. Our proportionate share of the equity in these unconsolidated joint ventures ranged from 20.0% to 50.0%. As of March 31, 2016, our share of the revenue remaining to be recognized on these unconsolidated joint ventures ranged from $0.3 million to $592.9 million.
The following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Assets:
Cash and cash equivalents	$408,393	$439,871	$240,123
Other assets	934,925	859,749	721,618
Less partners’ interest	904,600	881,183	637,512
Granite’s interest	438,718	418,437	324,229
Liabilities:
Accounts payable	225,171	218,790	191,312
Billings in excess of costs and estimated earnings	320,019	341,609	171,187
Other liabilities	113,296	89,901	72,026
Less partners’ interest	455,403	447,926	304,422
Granite’s interest	203,083	202,374	130,103
Equity in construction joint ventures[1]	$235,635	$216,063	$194,126
1As of March 31, 2016, December 31, 2015 and March 31, 2015 this balance included $4.8 million, $8.6 million and $3.4 million, respectively, of deficit in construction joint ventures that is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

	Three Months Ended March 31,
(in thousands)	2016	2015
Revenue:
Total	$288,044	$443,407
Less partners’ interest and adjustments[1]	141,785	308,120
Granite’s interest	146,259	135,287
Cost of revenue:
Total	461,497	410,071
Less partners’ interest and adjustments[1]	324,041	286,047
Granite’s interest	137,456	124,024
Granite’s interest in gross profit	$8,803	$11,263
1Partners’ interest represents amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

During the three months ended March 31, 2016 and 2015 unconsolidated construction joint venture net income was $33.7 million and $33.4 million, respectively, of which our share was $8.5 million and $11.3 million, respectively. These joint venture net income amounts exclude our corporate overhead required to manage the joint ventures and include taxes only to the extent the applicable states have joint venture level taxes.
Line Item Joint Ventures
We participate in various “line item” joint venture agreements under which each member is responsible for performing certain discrete items of the total scope of contracted work. The revenue for each line item joint venture member’s discrete items of work is defined in the contract with the project owner and each venture member bears the profitability risk associated with its own work. There is not a single set of books and records for a line item joint venture. Each member accounts for its items of work individually as it would for any self-performed contract. We include only our portion of these contracts in our condensed consolidated financial statements. As of March 31, 2016, we had four active line item joint venture construction projects with total contract values ranging from $42.1 million to $87.7 million of which our portion ranged from $28.2 million to $64.9 million. As of March 31, 2016, our share of revenue remaining to be recognized on these line item joint ventures ranged from $0.9 million to $33.8 million.

8.	Investments in Affiliates
The investments in affiliates balance on the condensed consolidated balance sheet is related to our investments in unconsolidated non-construction entities that we account for using the equity method of accounting, including investments in real estate entities and a non-real estate entity.
The investments in affiliates balance consists of the following:

(in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Equity method investments in real estate affiliates	$25,320	$24,103	$22,639
Equity method investment in other affiliate	9,299	9,079	9,392
Total investments in affiliates	$34,619	$33,182	$32,031
The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Total assets	$177,072	$175,477	$178,723
Net assets	103,940	104,370	101,212
Granite’s share of net assets	34,619	33,182	32,031
The equity method investments in real estate affiliates included $19.7 million, $18.5 million and $16.8 million in residential real estate in Texas as of March 31, 2016, December 31, 2015 and March 31, 2015, respectively. The remaining balances were in commercial real estate in Texas. Of the $177.1 million in total assets as of March 31, 2016, real estate entities had total assets ranging from $1.7 million to $65.9 million and the non-real estate entity had total assets of $20.9 million.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

9.	Property and Equipment, net
Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net on our condensed consolidated balance sheets as follows:

(in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Equipment and vehicles	$750,987	$731,224	$766,066
Quarry property	179,987	178,357	172,046
Land and land improvements	110,450	110,294	110,302
Buildings and leasehold improvements	83,053	82,871	82,628
Office furniture and equipment	62,458	60,821	70,820
Property and equipment	1,186,935	1,163,567	1,201,862
Less: accumulated depreciation and depletion	788,185	778,438	801,952
Property and equipment, net	$398,750	$385,129	$399,910

10.	Debt Covenants and Events of Default
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
As of March 31, 2016, we had a $298.8 million credit facility, of which $200.0 million was a revolving credit facility and $98.8 million was a term loan that matures on October 28, 2020 (the “Maturity Date“) and has a sublimit for letters of credit of $100.0 million (the “Credit Agreement”). As of March 31, 2016, senior notes payable in the amount of $160.0 million were due to a group of institutional holders in four remaining equal annual installments from 2016 through 2019 and bear interest at 6.11% per annum (“2019 Notes”). Of the $40.0 million due for the 2016 installment of the 2019 Notes, $30.0 million is included in long-term debt on the consolidated balance sheet as of March 2016 and December 31, 2015 as we have the ability and intent to pay this installment using borrowings under the Credit Agreement or by obtaining other sources of financing.
As of March 31, 2016, we were in compliance with the covenants contained in our note purchase agreement governing our 2019 Notes and Credit Agreement. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

11.	Weighted Average Shares Outstanding and Net Loss Per Share
The following table presents a reconciliation of the weighted average shares outstanding used in calculating basic and diluted net loss per share as well as the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2016	2015
Numerator (basic and diluted):
Net loss allocated to common shareholders for basic calculation	$(11,188)	$(8,560)
Denominator:
Weighted average common shares outstanding, basic	39,433	39,215
Dilutive effect of common stock options and restricted stock units[1]	—	—
Weighted average common shares outstanding, diluted	39,433	39,215
Net loss per share, basic	$(0.28)	$(0.22)
Net loss per share, diluted	$(0.28)	$(0.22)
1Due to the net loss for the three months ended March 31, 2016 and 2015, restricted stock units and common stock options representing approximately 544,000 and 598,000, respectively, have been excluded from the number of shares used in calculating diluted net loss per share, as their inclusion would be antidilutive.

12.	Equity
The following tables summarize our equity activity for the periods presented (in thousands):

	Granite Construction Incorporated	Non-controlling Interests	Total Equity
Balance at December 31, 2015	$839,237	$30,884	$870,121
Purchases of common stock[1]	(4,459)	—	(4,459)
Other transactions with shareholders and employees[2]	6,639	—	6,639
Transactions with non-controlling interests, net	2,441	(3,345)	(904)
Net (loss) income	(11,188)	678	(10,510)
Dividends on common stock	(5,143)	—	(5,143)
Balance at March 31, 2016	$827,527	$28,217	$855,744

Balance at December 31, 2014	$794,385	$22,721	$817,106
Purchases of common stock[3]	(3,191)	—	(3,191)
Other transactions with shareholders and employees[2]	2,767	—	2,767
Transactions with non-controlling interests, net	—	(260)	(260)
Net loss	(8,560)	(50)	(8,610)
Dividends on common stock	(5,115)	—	(5,115)
Balance at March 31, 2015	$780,286	$22,411	$802,697
1Represents 101,000 shares purchased in connection with employee tax withholding for restricted stock units vested under our 2012 Equity Incentive Plan.
2Amounts are comprised primarily of amortized restricted stock units.
3Represents 98,000 shares purchased in connection with employee tax withholding for restricted stock units vested under our 2012 Equity Incentive Plan.
Accumulated Other Comprehensive Income (Loss)
The only changes in accumulated other comprehensive loss during the three months ended March 31, 2016 and 2015 were the respective periods’ other comprehensive income loss.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

13.	Legal Proceedings
In the ordinary course of business, we or our joint ventures and affiliates are involved in various legal proceedings alleging, among other things, public liability issues or breach of contract or tortious conduct in connection with the performance of services and/or materials provided, the outcomes of which cannot be predicted with certainty. We are also subject to government inquiries and reporting requirements seeking information concerning our compliance with government construction contracting requirements and various laws and regulations, the outcomes of which cannot be predicted with certainty.
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
Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in our condensed consolidated balance sheets. The aggregate liabilities recorded as of March 31, 2016, December 31, 2015 and March 31, 2015 related to these matters were approximately $5.4 million, $5.2 million and $9.4 million, respectively, and were primarily included in accrued expenses and other current liabilities. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, was immaterial as of March 31, 2016.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

14.	Business Segment Information
Summarized segment information is as follows (in thousands):

	Three Months Ended March 31,
	Construction	Large Project Construction	Construction Materials	Total
2016
Total revenue from reportable segments	$209,487	$195,449	$48,931	$453,867
Elimination of intersegment revenue	—	—	(14,415)	(14,415)
Revenue from external customers	209,487	195,449	34,516	439,452
Gross profit (loss)	26,933	13,505	(1,193)	39,245
Depreciation, depletion and amortization	4,525	1,469	5,337	11,331
Segment assets	141,354	297,489	295,627	734,470

2015
Total revenue from reportable segments	$188,520	$190,305	$53,700	$432,525
Elimination of intersegment revenue	—	—	(12,276)	(12,276)
Revenue from external customers	188,520	190,305	41,424	420,249
Gross profit	20,595	17,536	798	38,929
Depreciation, depletion and amortization	4,692	2,644	5,432	12,768
Segment assets	144,878	253,070	307,140	705,088
A reconciliation of segment gross profit to consolidated loss before benefit from income taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Total gross profit from reportable segments	$39,245	$38,929
Selling, general and administrative expenses	56,133	51,023
Gain on sales of property and equipment	(600)	(811)
Other (income) expense	(601)	1,833
Loss before benefit from income taxes	$(15,687)	$(13,116)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Overview
We are one of the largest diversified heavy civil contractors and construction materials producers in the United States, engaged in the construction and improvement of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, trenchless and underground utilities, power-related facilities, water-related facilities, utilities, tunnels, dams and other infrastructure-related projects. We have three reportable business segments: Construction, Large Project Construction and Construction Materials (see Note 14 of “Notes to the Condensed Consolidated Financial Statements”).
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
The four primary economic drivers of our business are (i) the overall health of the economy; (ii) federal, state and local public funding levels; (iii) population growth resulting in public and private development; and (iv) the need to replace or repair aging infrastructure. Changes in these drivers can either reduce our revenues and/or gross profit margins or provide opportunities for revenue growth and gross margin improvement.

Current Economic Environment and Outlook
Market conditions remain stable but highly competitive across geographies and end markets. Current record backlog of $3.4 billion reflects positive steady trends, against a backdrop of modest economic growth across certain regions of the country, following the passage of the first long-term federal highway bill in a decade, the Fixing America’s Surface Transportation (“FAST”) Act, in December 2015.
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
In recent years, the scope and scale of projects in our Large Project Construction segment have grown considerably. We believe that aggressive competition, coupled with this scope and scale growth, have increased contractual risk, subsequently creating an imbalance of risk and returns in both the design and construction phases of projects. We are focused on responsibly addressing risk in all of our projects to mitigate this imbalance going forward, allowing us to focus on projects with appropriate returns for shareholders. We continue to pursue numerous, significant bidding opportunities, with Granite as a sole contractor or as a partner. As we prioritize the tens of billions of dollars’ worth of future North American projects, we expect to have no difficulty building and maintaining a broad roster, at least $10 billion to $20 billion, of bidding opportunities over a rolling, two-year period for the foreseeable future. Our proportionate share should remain consistent with recent history.
Results of Operations
Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability in certain geographies. In addition, annual maintenance on our equipment and plants is typically performed during the first and second quarter, causing down time in operations. These factors can create variability in revenue and profit. Therefore, the results of operations of a given quarter are not indicative of the results to be expected for the full year.
The following table presents a financial summary on a comparative basis for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(in thousands)	2016	2015
Total revenue	$439,452	$420,249
Gross profit	39,245	38,929
Operating loss	(16,288)	(11,283)
Total other (income) expense	(601)	1,833
Net loss attributable to Granite Construction Incorporated	(11,188)	(8,560)
Revenue
Total Revenue by Segment

	Three Months Ended March 31,
(dollars in thousands)	2016		2015
Construction	$209,487	47.6%	$188,520	44.8%
Large Project Construction	195,449	44.5	190,305	45.3
Construction Materials	34,516	7.9	41,424	9.9
Total	$439,452	100.0%	$420,249	100.0%

Construction Revenue

	Three Months Ended March 31,
(dollars in thousands)	2016		2015
California:
Public sector	$70,635	33.7%	$64,949	34.4%
Private sector	34,332	16.4	26,235	13.9
Northwest:
Public sector	51,467	24.6	37,854	20.1
Private sector	10,343	4.9	28,459	15.1
Heavy Civil[1]	5,916	2.8	6,958	3.7
Kenny:
Public sector	21,128	10.1	8,432	4.5
Private sector	15,666	7.5	15,633	8.3
Total	$209,487	100.0%	$188,520	100.0%
1For the periods presented, this Construction revenue was earned from the public sector.
Construction revenue for the three months ended March 31, 2016 increased by $21.0 million, or 11.1%, compared to the same period in 2015 primarily due to new work in both sectors of the California operating group as well as the public sector of the Kenny and Northwest operating groups. These increases were partially offset by a slower start in the Northwest private sector in 2016 with the full-year 2016 expected to be consistent with 2015.
Large Project Construction Revenue

	Three Months Ended March 31,
(dollars in thousands)	2016		2015
Heavy Civil[1]	$157,300	80.6%	$140,519	73.8%
Northwest[1]	6,113	3.1	9,711	5.1
California[1]	7,314	3.7	5,125	2.7
Kenny
Public sector	19,551	10.0	22,811	12.0
Private sector	5,171	2.6	12,139	6.4
Total	$195,449	100.0%	$190,305	100.0%
1For the periods presented, this Large Project Construction revenue was earned from the public sector.
Large Project Construction revenue for the three months ended March 31, 2016 increased by $5.1 million, or 2.7%, compared to the same period in 2015 primarily due to progress on new projects in the Heavy Civil and California operating groups partially offset by decreases in the Kenny and Northwest operating groups from the completion of projects in late 2015 while new awards were in their early stages.

Construction Materials Revenue

	Three Months Ended March 31,
(dollars in thousands)	2016		2015
California	$24,022	69.6%	$29,122	70.3%
Northwest	10,494	30.4	12,302	29.7
Total	$34,516	100.0%	$41,424	100.0%
Construction Materials revenue for the three months ended March 31, 2016 decreased by $6.9 million, or 16.7%, compared to the same period in 2015 primarily due to reduced sales volume caused by wet weather in the West.
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
Total Contract Backlog by Segment

(dollars in thousands)	March 31, 2016		December 31, 2015		March 31, 2015
Construction	$999,980	29.5%	$860,657	29.6%	$749,261	25.5%
Large Project Construction	2,386,019	70.5	2,047,781	70.4	2,187,888	74.5
Total	$3,385,999	100.0%	$2,908,438	100.0%	$2,937,149	100.0%
Construction Contract Backlog

(dollars in thousands)	March 31, 2016		December 31, 2015		March 31, 2015
California:
Public sector	$281,085	28.1%	$233,691	27.1%	$275,448	36.7%
Private sector	48,911	4.9	52,313	6.1	49,368	6.6
Northwest:
Public sector	307,077	30.7	285,331	33.2	229,847	30.6
Private sector	40,874	4.1	12,922	1.5	18,672	2.5
Heavy Civil[1]	79,209	7.9	81,931	9.5	36,400	4.9
Kenny:
Public sector	203,996	20.4	143,386	16.7	61,833	8.3
Private sector	38,828	3.9	51,083	5.9	77,693	10.4
Total	$999,980	100.0%	$860,657	100.0%	$749,261	100.0%
1For the periods presented, this Construction contract backlog is related to contracts with public agencies.
Construction contract backlog of $1.0 billion at March 31, 2016 was $139.3 million, or 16.2%, higher than at December 31, 2015 and $250.7 million, or 33.5%, higher than at March 31, 2015 due to an improved success rate of bidding activity in the public sector of the Kenny and California operating groups, the Heavy Civil operating group and both sectors of the Northwest operating group. Increases from improved success rate of bidding activity was partially offset by completion of existing projects in the private sector of the Kenny operating group without the offset of new awards. Significant new awards during the three months ended March 31, 2016, included a $61.0 million pavement rehabilitation project in California and a $62.6 million tunnel project in Illinois.

Large Project Construction Contract Backlog

(dollars in thousands)	March 31, 2016		December 31, 2015		March 31, 2015
Heavy Civil[1]	$1,911,056	80.2%	$1,623,832	79.3%	$1,908,109	87.2%
Northwest[1]	117,634	4.9	24,132	1.2	29,658	1.4
California[1]	17,414	0.7	66,920	3.3	17,643	0.8
Kenny:
Public sector[2]	246,807	10.3	264,559	12.9	134,298	6.1
Private sector	93,108	3.9	68,338	3.3	98,180	4.5
Total	$2,386,019	100.0%	$2,047,781	100.0%	$2,187,888	100.0%
1For the periods presented, this Large Project Construction contract backlog is related to contracts with public agencies.
2As of March 31, 2016, December 31, 2015 and March 31, 2015, $9.2 million, $13.8 million and $26.2 million, respectively, of the Kenny public sector contract backlog was translated from Canadian dollars to U.S. dollars at the spot rate in effect at the date of reporting.
Large Project Construction contract backlog of $2.4 billion as of March 31, 2016 was $338.2 million, or 16.5%, higher than at December 31, 2015 and $198.1 million, or 9.1%, higher than at March 31, 2015. The increase compared to March 31, 2015 was from new awards including a $208.6 million highway project in Alabama and our $284.1 million share of the Loop 202 South Mountain Freeway Project in Arizona, both awarded in the first quarter of 2016, as well as a $184.1 million canal interceptor tunnel project in Ohio awarded in the third quarter of 2015. Increases compared to both periods were partially offset by progress on existing projects.
Non-controlling partners’ share of Large Project Construction contract backlog as of March 31, 2016, December 31, 2015, and March 31, 2015 was $70.5 million, $75.5 million and $21.2 million, respectively.
Gross Profit (Loss)
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
The following table presents gross profit (loss) by business segment for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Construction	$26,933	$20,595
Percent of segment revenue	12.9%	10.9%
Large Project Construction	13,505	17,536
Percent of segment revenue	6.9	9.2
Construction Materials	(1,193)	798
Percent of segment revenue	(3.5)	1.9
Total gross profit	$39,245	$38,929
Percent of total revenue	8.9%	9.3%
Construction gross profit for the three months ended March 31, 2016 increased by $6.3 million, or 30.8%, compared to the same period in 2015. Construction gross profit as a percentage of segment revenue for the three months ended March 31, 2016 increased to 12.9% from 10.9% when compared to the same period in 2015. The increases were primarily due to better project execution resulting in reduced net project write-downs partially offset by a decrease from estimated probable cost recoveries on claims.
Large Project Construction gross profit for the three months ended March 31, 2016 decreased by $4.0 million, or 23.0%, when compared to the same period in 2015. Large Project Construction gross profit as a percentage of segment revenue for the three months ended March 31, 2016 decreased to 6.9% from 9.2% when compared to the same period in 2015. The decrease was primarily due to net changes from revisions in estimates, including decreases in estimated probable cost recoveries on claims (see Note 3 of “Notes to the Condensed Consolidated Financial Statements”).
Construction Materials gross loss for the three months ended March 31, 2016 represents a $2.0 million change from the gross profit in 2015. The decrease was primarily due to decreased volumes from wet weather in the West.

Selling, General and Administrative Expenses
The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Selling
Salaries and related expenses	$12,868	$12,076
Other selling expenses	1,656	2,079
Total selling	14,524	14,155
General and administrative
Salaries and related expenses	19,908	18,009
Restricted stock unit amortization	6,557	3,132
Other general and administrative expenses	15,144	15,727
Total general and administrative	41,609	36,868
Total selling, general and administrative[1]	$56,133	$51,023
Percent of revenue	12.8%	12.1%
Selling, general and administrative expenses for the three months ended March 31, 2016 increased $5.1 million, or 10.0%, compared to the same period in 2015.
Selling Expenses
Selling expenses include the costs for estimating and bidding, business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses during the three months ended March 31, 2016 increased $0.4 million, or 2.6%, compared to 2015 primarily due to timing of bidding activity.
General and Administrative Expenses
General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. These costs include variable cash and restricted stock performance-based incentives for select management personnel on which our compensation strategy heavily relies. The cash portion of these incentives is expensed when earned while the restricted stock portion is expensed as earned over the vesting period of the restricted stock award (generally three years; however, immediate vesting may apply to certain awards). Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses. Total general and administrative expenses for the three months ended March 31, 2016 increased $4.7 million, or 12.9%, compared to 2015 primarily due to an increase in restricted stock unit amortization from awards issued in the three months ended March 31, 2016 that immediately vested.

Other (Income) Expense
The following table presents the components of other (income) expense for the respective periods:

	Three Months Ended March 31,
(in thousands)	2016	2015
Interest income	$(836)	$(442)
Interest expense	3,049	3,496
Equity in (income) loss of affiliates	(1,442)	63
Other income, net	(1,372)	(1,284)
Total other (income) expense	$(601)	$1,833
Equity in income of affiliates for the three months ended March 31, 2016 increased $1.5 million when compared to the same period in 2015 primarily due to an increase in income from one of our real estate affiliates.
Income Taxes
The following table presents the benefit from income taxes for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Benefit from income taxes	$(5,177)	$(4,506)
Effective tax rate	33.0%	34.4%
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
Liquidity and Capital Resources
The timing differences between our cash inflows and outflows require us to maintain adequate levels of working capital. We believe our cash and cash equivalents, short-term investments, available borrowing capacity and cash expected to be generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations for the next twelve months. We maintain a collateralized credit facility of $298.8 million, of which $183.7 million was available at March 31, 2016, to provide capital needs to fund growth opportunities, either internal or generated through acquisitions (see Credit Agreement discussion below for further information). We do not anticipate that this credit facility will be required to fund future working capital needs associated with our existing operations. If we experience a prolonged change in our business operating results or make a significant acquisition, we may need to acquire additional sources of financing, which, if available, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available on terms acceptable to us.
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

The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated joint ventures (“CCJVs”), as of the respective dates:

(in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Cash and cash equivalents excluding consolidated joint ventures	$151,305	$206,626	$186,519
Consolidated construction joint venture cash and cash equivalents[1]	46,993	46,210	52,884
Total consolidated cash and cash equivalents	198,298	252,836	239,403
Short-term and long-term marketable securities[2]	115,654	105,695	99,804
Total cash, cash equivalents and marketable securities	$313,952	$358,531	$339,207

1The volume and stage of completion of contracts from our CCJVs may cause fluctuations in joint venture cash and cash equivalents between periods. These funds generally are not available for the working capital or other liquidity needs of Granite until distributed.
2See Note 4 of “Notes to the Condensed Consolidated Financial Statements” for the composition of our marketable securities.
Our primary sources of liquidity are cash and cash equivalents, marketable securities and cash generated from operations. We may also from time to time access our Credit Agreement (defined below), issue and sell equity, debt or hybrid securities or engage in other capital markets transactions.
Our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions. Marketable securities consist of U.S. Government and agency obligations and commercial paper.
Granite’s portion of consolidated joint venture cash and cash equivalents was $29.3 million, $28.9 million and $33.5 million as of March 31, 2016, December 31, 2015 and March 31, 2015, respectively. Granite’s portion of unconsolidated joint venture cash and cash equivalents was $120.5 million, $127.8 million and $72.1 million as of March 31, 2016, December 31, 2015 and March 31, 2015, respectively. Cash and cash equivalents held by our joint ventures are primarily used to fulfill the working capital needs of each joint venture’s project, and generally cannot be distributed to any of the venture partners without the consent of the majority of the venture members.
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
Derivatives
We recognize derivative instruments as either assets or liabilities in the condensed consolidated balance sheets at fair value using Level 2 inputs.
In March 2014, we entered into two diesel commodity swaps covering the periods from May 2014 to October 2014 and from May 2015 to October 2015 which represented roughly 25% of our forecasted purchases for diesel during these periods.  In May 2014, we entered into two natural gas commodity swaps covering the periods from June 2014 to October 2014 and from May 2015 to October 2015 representing roughly 25% of our forecasted purchases of natural gas during these periods. As of March 31, 2015 the fair value of the commodity swap was $1.9 million and was included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. During the three months ended March 31, 2015, we recorded net losses of $0.2 million that were included in other (income) expense, net in our condensed consolidated statements of operations.
In March 2014, we entered into an interest rate swap designed to convert the interest rate on our 2019 Notes (as defined below) from a fixed rate of 6.11% to a floating rate of 4.15% plus six-month LIBOR (See Senior Notes Payable section below for further discussion). In January 2016, we entered in to an interest rate swap designed to convert the interest rate on our term loan from variable to fixed (See Credit Agreement section below for further discussion).

Cash Flows

	Three Months Ended March 31,
(in thousands)	2016	2015
Net cash used in:
Operating activities	$(10,434)	$(6,918)
Investing activities	(34,015)	(1,123)
Financing activities	(10,089)	(8,517)
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
Cash used in operating activities of $10.4 million for the three months ended March 31, 2016 represents a $3.5 million increase from the cash used in operating activities during the same period in 2015. The change was primarily due to a $6.1 million increase in cash used in working capital, partially offset by a $2.0 million increase in net income after adjusting for non-cash items.
Cash used in investing activities of $34.0 million for the three months ended March 31, 2016 represents a $32.9 million increase from the cash used in investing activities during the same period in 2015. The change was primarily due to an increase in purchases, net of sales proceeds, of property and equipment and in purchases, net of maturities, of marketable securities.
Cash used in financing activities of $10.1 million for the three months ended March 31, 2016 represents a $1.6 million increase from the cash used in financing activities during the same period in 2015. The change was primarily due to a $1.3 million increase in the repurchases of common stock.
Capital Expenditures
During the three months ended March 31, 2016, we had capital expenditures of $24.6 million compared to $7.6 million during the same period in 2015. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate 2016 capital expenditures to be consistent with 2015, with the exception of significant investments in equipment for new CCJVs in our Large Project Construction segment, some of which was purchased during the three months ended March 31, 2016.

Credit Agreement
As of March 31, 2016, we had a $298.8 million credit facility, of which $200.0 million was a revolving credit facility and $98.8 million was a term loan that matures on October 28, 2020 (the “Maturity Date“) and has a sublimit for letters of credit of $100.0 million (the “Credit Agreement”).
Of the original $100.0 million term loan, we paid 1.25% of the principal balance in March 2016, the remaining $98.8 million is due in ten quarterly installments in the amount of 1.25% of the original principal balance, 2.50% of the original principal balance is due in eight quarterly installments beginning in December 2018 and the remaining balance is due on the Maturity Date. As of March 31, 2016, $93.8 million of the $98.8 million term loan was included in long-term debt and the remaining $5.0 million was included in current maturities of long-term debt on the consolidated balance sheets.
As of March 31, 2016, the total stated amount of all issued and outstanding letters of credit was $16.3 million. The total unused availability under the Credit Agreement was $183.7 million. The letters of credit will expire between June 2016 and December 2019.
Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on certain financial ratios calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin was 1.75% for loans bearing interest based on LIBOR and 0.75% for loans bearing interest at the base rate at March 31, 2016. Accordingly, the effective interest rate using three-month LIBOR and base rate was between 2.38% and 4.25%, respectively, at March 31, 2016 and we elected to use LIBOR.
In January 2016, we entered into an interest rate swap designated as a cash flow hedge with an effective date of April 29, 2016 and an initial notional amount of $98.8 million which matures in October 2020. The interest rate swap is designed to convert the interest rate on the term loan portion of the Credit Agreement from a variable rate of interest of LIBOR plus an applicable margin to a fixed rate of 1.47% plus the same applicable margin. As of March 31, 2016, the fair value of the cash flow hedge was $1.5 million and was included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. During the three months ended March 31, 2016, the loss, net of taxes, on the effective portion was $0.9 million that was reported as a component of accumulated other comprehensive income (loss) and there was no ineffective portion.
The Credit Agreement provides for the release of the liens securing the obligations, at our option and expense, so long as certain conditions as defined by the terms in the Credit Agreement are satisfied (“Collateral Release Period”). However, if subsequent to exercising the option, our Consolidated Fixed Charge Coverage Ratio is less than 1.25 or our Consolidated Leverage Ratio is greater than 2.50, then we would be required to promptly re-pledge substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement. As of March 31, 2016, the conditions for the exercise of our right under the Credit Agreement to have liens released were not satisfied.
Senior Notes Payable
As of March 31, 2016, senior notes payable in the amount of $160.0 million were due to a group of institutional holders with four remaining annual installments from 2016 through 2019 and bear interest at 6.11% per annum (“2019 Notes”). Of the $40.0 million due for the 2016 installment of the 2019 Notes, $30.0 million was included in long-term debt on the condensed consolidated balance sheet as of March 31, 2016 and December 31, 2015 as we have the ability and intent to pay this installment using borrowings under the Credit Agreement or by obtaining other sources of financing.
In March 2014, we entered into an interest rate swap with a notional amount of $100.0 million which matures in June 2018 to convert the interest rate of our 2019 Notes from a fixed rate of 6.11% to a variable rate of 4.15% plus six-month LIBOR. As of March 31, 2016, December 31, 2015 and March 31, 2015, the fair value of the interest rate swap was $1.9 million, $0.6 million and $1.7 million and was included in other current assets on the condensed consolidated balance sheets. During the three months ended March 31, 2016 and 2015, net gains were $1.3 million and $1.3 million and were included in other income, net on our condensed consolidated statements of operations.

Surety Bonds and Real Estate Mortgages
We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At March 31, 2016, approximately $3.1 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.
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
As of March 31, 2016 and pursuant to the definitions in the agreements, our Consolidated Tangible Net Worth was $815.0 million, which exceeded the minimum of $662.6 million and our Consolidated Leverage Ratio was 1.79, which did not exceed the maximum of 3.00. Our Consolidated Interest Coverage Ratio was 10.31, which exceeded the minimum of 4.00.
As of March 31, 2016, we were in compliance with all covenants contained in the Credit Agreement and related to the 2019 Notes. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.
Share Purchase Program
On October 24, 2007, we announced that our Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion. As of March 31, 2016, $64.1 million remained available under this authorization. On April 7, 2016, the Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion, which replaced the former authorization including the amount available. We did not purchase shares under the share purchase program in any of the periods presented. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors.
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
There has been no significant change in our exposure to market risks since December 31, 2015.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out, as of March 31, 2016, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
During the quarter ended March 31, 2016, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The description of the matters set forth in Part I, Item 1 of this Report under Note 13 of “Notes to the Condensed Consolidated Financial Statements” is incorporated herein by reference.
Item 1A. RISK FACTORS
There has been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended March 31, 2016:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
January 1, 2016 through January 31, 2016	231	$41.42	—	$64,065,401
February 1, 2015 through February 29, 2016	136	$38.96	—	$64,065,401
March 1, 2016 through March 31, 2016	100,321	$44.27	—	$64,065,401
	100,688	$44.25	—
1The number of shares purchased is in connection with employee tax withholding for units vested under our 2012 Equity Incentive Plan.
2On October 24, 2007, we announced that our Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion. As of March 31, 2016, $64.1 million remained available under this authorization. On April 7, 2016, the Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion, which replaced the former authorization including the amount available. We did not purchase shares under the share purchase program in any of the periods presented. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors.

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

GRANITE CONSTRUCTION INCORPORATED

Date:	April 29, 2016	By:	/s/ Laurel J. Krzeminski
Laurel J. Krzeminski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)