Form 10-Q
period 2016-06-30
GRANITE CONSTRUCTION INC
filed 2016-07-29
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 27, 2016.

Class	Outstanding
Common Stock, $0.01 par value	39,597,687

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)
	June 30, 2016	December 31, 2015	June 30, 2015
ASSETS
Current assets
Cash and cash equivalents ($50,065, $46,210 and $46,963 related to consolidated construction joint ventures (“CCJVs”))	$161,218	$252,836	$188,147
Short-term marketable securities	34,959	25,043	17,560
Receivables, net ($59,923, $45,734 and $36,978 related to CCJVs)	431,127	340,822	362,336
Costs and estimated earnings in excess of billings	86,025	59,070	60,093
Inventories	64,711	55,553	71,022
Equity in construction joint ventures	245,509	224,689	209,016
Other current assets ($8,940, $4,863 and $2,562 related to CCJVs)	31,949	26,985	33,885
Total current assets	1,055,498	984,998	942,059
Property and equipment, net ($13,420, $5,378 and $7,474 related to CCJVs)	409,860	385,129	391,989
Long-term marketable securities	42,653	80,652	70,508
Investments in affiliates	34,517	33,182	32,655
Goodwill	53,799	53,799	53,799
Deferred income taxes, net	5,407	4,329	32,616
Other noncurrent assets	84,095	84,789	74,912
Total assets	$1,685,829	$1,626,878	$1,598,538

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$14,795	$14,800	$22
Accounts payable ($25,061, $11,909 and $12,554 related to CCJVs)	210,923	157,571	170,474
Billings in excess of costs and estimated earnings ($18,687, $15,768 and $23,947 related to CCJVs)	90,484	92,515	106,086
Accrued expenses and other current liabilities ($1,529, $1,171 and $1,388 related to CCJVs)	212,986	200,935	201,259
Total current liabilities	529,188	465,821	477,841
Long-term debt	241,907	244,323	269,566
Other long-term liabilities	45,719	46,613	42,851
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 39,597,469 shares as of June 30, 2016, 39,412,877 shares as of December 31, 2015 and 39,372,298 shares as of June 30, 2015	396	394	394
Additional paid-in capital	145,972	140,912	137,012
Accumulated other comprehensive loss	(1,811)	(1,500)	(798)
Retained earnings	691,924	699,431	650,357
Total Granite Construction Incorporated shareholders’ equity	836,481	839,237	786,965
Non-controlling interests	32,534	30,884	21,315
Total equity	869,015	870,121	808,280
Total liabilities and equity	$1,685,829	$1,626,878	$1,598,538
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Construction	$331,346	$305,605	$540,833	$494,125
Large Project Construction	197,322	182,893	392,771	373,198
Construction Materials	75,911	80,744	110,427	122,168
Total revenue	604,579	569,242	1,044,031	989,491
Cost of revenue
Construction	282,290	266,721	464,844	434,646
Large Project Construction	183,668	168,414	365,612	341,183
Construction Materials	65,420	69,907	101,129	110,533
Total cost of revenue	531,378	505,042	931,585	886,362
Gross profit	73,201	64,200	112,446	103,129
Selling, general and administrative expenses	48,705	47,526	104,838	98,549
Gain on sales of property and equipment	(1,366)	(475)	(1,966)	(1,286)
Operating income	25,862	17,149	9,574	5,866
Other (income) expense
Interest income	(798)	(528)	(1,634)	(970)
Interest expense	3,187	3,985	6,236	7,481
Equity in income of affiliates	(717)	(670)	(2,159)	(607)
Other income, net	(3,183)	(152)	(4,555)	(1,436)
Total other (income) expense	(1,511)	2,635	(2,112)	4,468
Income before provision for income taxes	27,373	14,514	11,686	1,398
Provision for income taxes	8,916	4,975	3,739	469
Net income	18,457	9,539	7,947	929
Amount attributable to non-controlling interests	(4,327)	74	(5,005)	124
Net income attributable to Granite Construction Incorporated	$14,130	$9,613	$2,942	$1,053

Net income per share attributable to common shareholders (see Note 11)
Basic	$0.36	$0.24	$0.07	$0.03
Diluted	$0.35	$0.24	$0.07	$0.03
Weighted average shares of common stock
Basic	39,584	39,358	39,509	39,287
Diluted	40,302	39,881	40,140	39,848
Dividends per common share	$0.13	$0.13	$0.26	$0.26
 The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$18,457	$9,539	$7,947	$929
Other comprehensive (loss) income, net of tax:
Net unrealized loss on derivatives	$(507)	$—	$(1,398)	$—
Less: reclassification for net losses included in interest expense	100	—	100	—
Net change	$(407)	$—	$(1,298)	$—
Foreign currency translation adjustments	165	133	987	(396)
Other comprehensive (loss) income	$(242)	$133	$(311)	$(396)
Comprehensive income	$18,215	$9,672	$7,636	$533
Non-controlling interests in comprehensive income	(4,327)	74	(5,005)	124
Comprehensive income attributable to Granite	$13,888	$9,746	$2,631	$657
 The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)
Six Months Ended June 30,	2016	2015
Operating activities
Net income	$7,947	$929
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	29,502	31,331
Gain on sales of property and equipment	(1,966)	(1,286)
Stock-based compensation	8,563	4,992
Equity in net income from unconsolidated joint ventures	(5,688)	(18,547)
Gain on real estate entity	(2,452)	—
Changes in assets and liabilities:
Receivables	(87,286)	(54,262)
Costs and estimated earnings in excess of billings, net	(30,645)	(22,958)
Inventories	(9,158)	(2,102)
Contributions to unconsolidated construction joint ventures	(8,018)	(40,750)
Distributions from unconsolidated construction joint ventures	5,445	22,020
Other assets, net	(7,544)	923
Accounts payable	47,529	21,861
Accrued expenses and other current liabilities, net	(158)	1,186
Net cash used in operating activities	(53,929)	(56,663)
Investing activities
Purchases of marketable securities	(29,894)	(29,974)
Maturities of marketable securities	20,000	16,700
Proceeds from called marketable securities	35,000	30,000
Purchases of property and equipment	(48,837)	(16,152)
Proceeds from sales of property and equipment	2,510	2,062
Other investing activities, net	(128)	912
Net cash (used in) provided by investing activities	(21,349)	3,548
Financing activities
Long-term debt principal repayments	(2,500)	(306)
Cash dividends paid	(10,267)	(10,208)
Repurchases of common stock	(4,845)	(3,291)
Other financing activities, net	1,272	(894)
Net cash used in financing activities	(16,340)	(14,699)
Decrease in cash and cash equivalents	(91,618)	(67,814)
Cash and cash equivalents at beginning of period	252,836	255,961
Cash and cash equivalents at end of period	$161,218	$188,147

Supplementary Information
Cash paid during the period for:
Interest	$6,911	$7,220
Income taxes	6,438	412
Other non-cash operating activities:
Performance guarantees	$11,247	$(9,590)
Non-cash investing and financing activities:
Restricted stock units issued, net of forfeitures	$21,013	$6,135
Accrued cash dividends	5,148	5,118
Accrued equipment purchases	(5,823)	3,324
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” “the Company” or “Granite”) and are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at June 30, 2016 and 2015 and the results of our operations and cash flows for the periods presented. The December 31, 2015 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.
Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.
We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements, except for the addition of the condensed consolidated statements of comprehensive income. In addition, during the six months ended June 30, 2016, we adopted Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810), ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) and ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, none of which had a material impact on our condensed consolidated financial statements.
Reclassifications: Certain reclassifications have been made to prior periods to conform to current year presentation.

2.	Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition and allows for both retrospective and prospective methods of adoption. This ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which requires an entity to determine whether the nature of its promise is to provide a good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). In April, 2016 the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the following two aspects of Topic 606: (a) identifying performance obligations, and (b) the licensing implementation guidance. In May, 2016 the FASB issued ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies guidance in certain narrow areas and adds a practical expedient for certain aspects of the guidance. The amendments do not change the core principle of the guidance in ASU 2014-09. These ASUs will be effective commencing with our quarter ending March 31, 2018. We are currently assessing the potential impact of these ASUs on our consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which, among other things, eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. This ASU will be effective commencing with our quarter ending March 31, 2017. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will be effective commencing with our quarter ending March 31, 2020. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

3.	Revisions in Estimates
Our profit recognition related to construction contracts is based on estimates of costs to complete each project. These estimates can vary significantly in the normal course of business as projects progress, circumstances develop and evolve, and uncertainties are resolved. When we experience significant changes in our estimates of costs to complete, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as revisions in estimates for the current period. In our review of these changes for the three and six months ended June 30, 2016 and 2015, we did not identify any material amounts that should have been recorded in a prior period. We use the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. Under this method, revisions in estimates are accounted for in their entirety in the period of change. There can be no assurance that we will not experience further changes in circumstances or otherwise be required to further revise our cost estimates.
Revenue in an amount equal to cost incurred is recognized if there is not sufficient information to determine the estimated profit on the project with a reasonable level of certainty.
Revisions in estimates for the three and six months ended June 30, 2016 included an increase in revenue and gross profit of $17.4 million and $20.2 million, respectively, related to the estimated recovery of customer affirmative claims. Revenue and gross profit was also affected by an increase in estimated contract costs that were in excess of the estimated recovery for $15.3 million of the total during both the three and six month periods ended June 30, 2016. There were no material changes to estimated contract costs on the remaining $2.1 million and $4.9 million for the three and six months ended June 30, 2016, respectively.
Revisions in estimates during the six months ended June 30, 2015 included an increase in revenue and gross profit of $9.7 million related to the estimated recovery of customer affirmative claims for which there was no material associated cost during the respective periods. There was no revenue or gross profit associated with customer affirmative claims during the three months ended June 30, 2015.
Revisions in estimates for both the three and six months ended June 30, 2016 included an increase in gross profit of $7.6 million related to the estimated recovery of back charge claims. There was no estimated recovery of back charge claims during the three and six months ended June 30, 2015.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Construction
The changes in project profitability from revisions in estimates, both increases and decreases that individually had an impact of $1.0 million or more on gross profit were decreases of $1.0 million and $2.5 million for the three and six months ended June 30, 2016, respectively. There were no increases in project profitability from revisions in estimates that individually had an impact of $1.0 million or more on gross profit for the three and six months ended June 30, 2016. The net changes for the three and six months ended June 30, 2015, were net decreases of $1.3 million and net increases of $4.3 million, respectively. The projects are summarized as follows:
Increases

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
Number of projects with upward estimate changes	—	1	—	4
Range of increase in gross profit from each project, net	$—	$1.3	$—	$1.0 - 2.3
Increase on project profitability	$—	$1.3	$—	$6.9
The increases during the three and six months ended June 30, 2015 were due to owner-directed scope changes and estimated cost recovery from claims.
Decreases

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
Number of projects with downward estimate changes	1	2	2	2
Range of reduction in gross profit from each project, net	$1.0	$1.1 - 1.5	$1.2 - 1.3	$1.2 - 1.4
Decrease on project profitability	$1.0	$2.6	$2.5	$2.6
The decreases during the three and six months ended June 30, 2016 and 2015 were due to additional costs and lower productivity than originally anticipated.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Large Project Construction
The changes in project profitability from revisions in estimates, both increases and decreases that individually had an impact of $1.0 million or more on gross profit were net decreases of $4.8 million and $7.8 million for the three and six months ended June 30, 2016, respectively. The net changes for the three and six months ended June 30, 2015 were net decreases of $1.1 million and $2.5 million, respectively. Amounts attributable to non-controlling interests were $3.6 million of the net decreases for both the three and six months ended June 30, 2016, respectively, and were $0.5 million and $1.0 million of the net decreases for the three and six months ended June 30, 2015, respectively. The projects are summarized as follows:
Increases

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
Number of projects with upward estimate changes	2	2	4	3
Range of increase in gross profit from each project, net	$2.9 - 6.9	$2.3 - 2.3	$1.2 - 6.9	$2.1 - 2.9
Increase on project profitability	$9.8	$4.6	$12.3	$7.3
The increases during the three and six months ended June 30, 2016 were due to estimated recovery from back charge claims and higher productivity than originally anticipated as well as owner-directed scope changes during the six month period. The increases during the three and six months ended June 30, 2015 were due to owner-directed scope changes as well as estimated cost recovery from claims during the six month period.
Decreases

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
Number of projects with downward estimate changes	4	3	4	4
Range of reduction in gross profit from each project, net	$2.2 - 5.9	$1.2 - 2.4	$3.4 - 6.4	$1.4 - 3.4
Decrease on project profitability	$14.6	$5.7	$20.1	$9.8
The decreases during the three and six months ended June 30, 2016 and 2015 were due to additional design, weather and owner-related costs and lower productivity than originally anticipated.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

4.	Marketable Securities
All marketable securities were classified as held-to-maturity as of the dates presented and the carrying amounts of held-to-maturity securities were as follows:

(in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
U.S. Government and agency obligations	$20,010	$15,051	$7,573
Commercial paper	14,949	9,992	9,987
Total short-term marketable securities	34,959	25,043	17,560
U.S. Government and agency obligations	42,653	80,652	70,508
Total long-term marketable securities	42,653	80,652	70,508
Total marketable securities	$77,612	$105,695	$88,068
Scheduled maturities of held-to-maturity investments were as follows:

(in thousands)	June 30, 2016
Due within one year	$34,959
Due in one to five years	42,653
Total	$77,612

5.	Fair Value Measurement
We measure our cash equivalents and interest rate and commodity swap derivative contracts at fair value in the condensed consolidated balance sheets on a recurring basis. The carrying values of receivables, other current assets, and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these instruments. During the three and six months ended June 30, 2016 and 2015, we did not record any fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.
Cash and Cash Equivalents
The following tables summarize our cash equivalents by significant investment categories (in thousands):

	Fair Value Measurement at Reporting Date Using
June 30, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$30,082	$—	$—	$30,082
Commercial paper	4,994	—	—	4,994
Total assets	$35,076	$—	$—	$35,076

December 31, 2015
Cash equivalents
Money market funds	$62,024	$—	$—	$62,024
Total assets	$62,024	$—	$—	$62,024

June 30, 2015
Cash equivalents
Money market funds	$23,975	$—	$—	$23,975
Total assets	$23,975	$—	$—	$23,975

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

A reconciliation of cash equivalents to consolidated cash and cash equivalents is as follows:

(in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Cash equivalents	$35,076	$62,024	$23,975
Cash	126,142	190,812	164,172
Total cash and cash equivalents	$161,218	$252,836	$188,147
Derivatives
We recognize derivative instruments as either assets or liabilities in the condensed consolidated balance sheets at fair value using Level 2 inputs.
Interest Rate Swaps
As of June 30, 2016, the fair value of the cash flow hedge that we entered into in January 2016 was $2.1 million and was included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. During the three and six months ended June 30, 2016, the losses, net of taxes, on the effective portion were $0.4 million and $1.3 million, respectively, and were reported as a component of accumulated other comprehensive loss. During the three and six months ended June 30, 2016 there was no ineffective portion and the interest expense reclassified from accumulated other comprehensive income was $0.1 million for both periods. We estimate $0.8 million to be reclassified from accumulated other comprehensive income into pre-tax earnings within the next twelve months.
As of June 30, 2016, December 31, 2015 and June 30, 2015, the fair value of the interest rate swap that we entered into in March 2014 was $1.7 million, $0.6 million and $0.9 million, respectively, and was included in other current assets on the condensed consolidated balance sheets. During the three and six months ended June 30, 2016, we recorded net gains of $0.3 million and $1.6 million, respectively, and during the three and six months ended June 30, 2015 we recorded a net loss of less than $0.1 million and a net gain of $1.3 million, respectively, and these amounts were included in other income, net on our condensed consolidated statements of operations.
Other Derivatives
Our diesel and natural gas commodity swaps were settled in October 2015. As of June 30, 2015, the fair value of these swaps was $1.6 million and was included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. During the three and six months ended June 30, 2015, the amounts included in other (income) expense, net in our condensed consolidated statements of operations were immaterial.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Other Assets and Liabilities
The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets are as follows:

		June 30, 2016		December 31, 2015		June 30, 2015
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities	Level 1	$77,612	$77,678	$105,695	$105,336	$88,068	$88,075
Liabilities (including current maturities):
2019 Notes[1]	Level 3	$160,000	$167,210	$160,000	$165,731	$200,000	$212,648
Credit Agreement loan[1]	Level 3	97,500	97,409	100,000	99,375	70,000	69,387
1The fair values of the 2019 Notes and Credit Agreement (defined in Note 10) loan are based on borrowing rates available to us for long-term debt with similar terms, average maturities, and credit risk.

6.	Receivables, net

(in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Construction contracts:
Completed and in progress	$266,685	$206,756	$229,861
Retentions	95,415	91,670	77,955
Total construction contracts	362,100	298,426	307,816
Construction Material sales	54,277	28,727	49,064
Other	15,227	14,033	5,820
Total gross receivables	431,604	341,186	362,700
Less: allowance for doubtful accounts	477	364	364
Total net receivables	$431,127	$340,822	$362,336
Receivables include amounts billed and billable to clients for services provided as of the end of the applicable period and, except for escrow receivables, do not bear interest. Included in Other receivables at June 30, 2016, December 31, 2015 and June 30, 2015 were items such as estimated recovery from back charge claims, notes receivable, fuel tax refunds, receivables from vendors and income tax refunds. As of June 30, 2016 and December 31, 2015, the estimated recovery from back charge claims included in Other receivables was $10.5 million, $6.5 million, and there were no receivables related back charges as of June 30, 2015. No such receivables individually exceeded 10% of total net receivables at any of these dates.
To the extent costs are not contractually billable or have not been earned, such as claim recovery estimates, the associated revenue is included in costs and estimated earnings in excess of billings or billings in excess of costs and estimated earnings, respectively, on the condensed consolidated balance sheets. As of June 30, 2016, December 31, 2015 and June 30, 2015, the aggregate claim recovery estimates, included in these balances, were approximately $8.1 million, $8.8 million and $7.9 million, respectively. Ultimate settlement with the customer is dependent on the claims resolution process and could extend beyond one year or the project operating cycle.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Certain construction contracts include retainage provisions and the associated retention receivables are considered financing receivables. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the owners. No retention receivable individually exceeded 10% of total net receivables at any of the presented dates. As of June 30, 2016, the majority of the retentions receivable are expected to be collected within one year.
We segregate our retention receivables into two categories: escrow and non-escrow. The balances in each category were as follows:

(in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Escrow	$19,804	$21,958	$22,381
Non-escrow	75,611	69,712	55,574
Total retention receivables	$95,415	$91,670	$77,955
The escrow receivables include amounts due to Granite that have been deposited into an escrow account and bear interest. Typically, escrow retention receivables are held until work on a project is complete and has been accepted by the owner who then releases those funds, along with accrued interest, to us. There is minimal risk of not collecting on these amounts.
As of all periods presented, there were no significant collectability issues related to non-escrow retention receivables.

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
At June 30, 2016, there was approximately $5.1 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $1.6 billion represented our share and the remaining $3.5 billion represented the other members’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from other members and/or other guarantors.
We have determined that certain of these joint ventures are consolidated because they are variable interest entities (“VIEs”), and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three months ended June 30, 2016, we determined no change was required for existing construction joint ventures.
The volume and stage of completion of contracts from our consolidated and unconsolidated construction joint ventures may cause fluctuations in cash and cash equivalents and, for consolidated construction joint ventures, billings in excess of costs and estimated earnings and costs in excess of billings and estimated earnings between periods.
The assets and liabilities of each consolidated and unconsolidated construction joint venture relate solely to that joint venture. The decision to distribute joint venture assets must generally be made jointly by a majority of the members and, accordingly, these assets, including those associated with customer affirmative claims and back charge claims, are generally not available for the working capital needs of Granite until distributed.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidated Construction Joint Ventures (“CCJVs”)
At June 30, 2016, we were engaged in five active CCJV projects with total contract values ranging from $6.7 million to $290.9 million. Our share of revenue remaining to be recognized on these CCJVs ranged from $1.9 million to $181.6 million. Our proportionate share of the equity in these joint ventures is between 50.0% and 65.0%. During the three and six months ended June 30, 2016, total revenue from CCJVs was $33.0 million and $55.1 million, respectively. During the three and six months ended June 30, 2015, total revenue from CCJVs was $10.0 million and $25.0 million, respectively. During the six months ended June 30, 2016, CCJVs provided $12.8 million of operating cash flows and during the six months ended June 30, 2015, used $12.0 million of operating cash flows.
Unconsolidated Construction Joint Ventures
We account for our share of construction joint ventures that we are not required to consolidate on a pro rata basis in the condensed consolidated statements of operations and as a single line item on the condensed consolidated balance sheets. As of June 30, 2016, these unconsolidated joint ventures were engaged in eleven active projects with total contract values ranging from $80.2 million to $3.6 billion. Our proportionate share of the equity in these unconsolidated joint ventures ranges from 20.0% to 50.0%. As of June 30, 2016, our share of the revenue remaining to be recognized on these unconsolidated joint ventures ranged from $0.3 million to $566.3 million.
The following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Assets:
Cash and cash equivalents	$435,098	$439,871	$336,581
Other assets[2]	896,642	859,749	816,262
Less partners’ interest	894,017	881,183	771,875
Granite’s interest	437,723	418,437	380,968
Liabilities:
Accounts payable	254,954	218,790	216,663
Billings in excess of costs and estimated earnings[2]	277,900	341,609	276,982
Other liabilities	101,942	89,901	64,581
Less partners’ interest	434,371	447,926	385,506
Granite’s interest	200,425	202,374	172,720
Equity in construction joint ventures[1]	$237,298	$216,063	$208,248
1As of June 30, 2016, December 31, 2015 and June 30, 2015 this balance included $8.2 million, $8.6 million and $0.8 million, respectively, of deficit in construction joint ventures that is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
2 Included in these balances are amounts associated with estimated recovery of customer affirmative claims.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Revenue:
Total	$682,002	$466,144	$970,046	$909,551
Less partners’ interest and adjustments[1]	552,986	327,980	694,771	636,100
Granite’s interest	129,016	138,164	275,275	273,451
Cost of revenue:
Total	479,113	436,230	940,610	846,301
Less partners’ interest and adjustments[1]	347,661	305,822	671,702	591,869
Granite’s interest	131,452	130,408	268,908	254,432
Granite’s interest in gross (loss) profit	$(2,436)	$7,756	$6,367	$19,019
1Partners’ interest represents amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

During the three months ended June 30, 2016, unconsolidated construction joint venture net loss was $4.4 million of which our share was $2.9 million and during the six months ended June 30, 2016, unconsolidated construction joint venture net income was $29.3 million of which our share was $5.6 million. During the three and six months ended June 30, 2015, unconsolidated construction joint venture net income was $34.0 million and $67.4 million, respectively, of which our share was $7.3 million and $18.6 million, respectively. These joint venture net income amounts exclude our corporate overhead required to manage the joint ventures and include taxes only to the extent the applicable states have joint venture level taxes.
Line Item Joint Ventures
We participate in various “line item” joint venture agreements under which each member is responsible for performing certain discrete items of the total scope of contracted work. The revenue for each line item joint venture member’s discrete items of work is defined in the contract with the project owner and each venture member bears the profitability risk associated with its own work. There is not a single set of books and records for a line item joint venture. Each member accounts for its items of work individually as it would for any self-performed contract. We include only our portion of these contracts in our condensed consolidated financial statements. As of June 30, 2016, we had six active line item joint venture construction projects with total contract values ranging from $42.2 million to $87.8 million of which our portion ranged from $24.8 million to $64.9 million. As of June 30, 2016, our share of revenue remaining to be recognized on these line item joint ventures ranged from $0.1 million to $29.3 million.

8.	Investments in Affiliates
The investments in affiliates balance on the condensed consolidated balance sheet is related to our investments in unconsolidated non-construction entities that we account for using the equity method of accounting, including investments in real estate entities and a non-real estate entity.
The investments in affiliates balance consists of the following:

(in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Equity method investments in real estate affiliates	$25,018	$24,103	$23,102
Equity method investment in other affiliate	9,499	9,079	9,553
Total investments in affiliates	$34,517	$33,182	$32,655
The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Total assets	$176,275	$175,477	$175,503
Net assets	102,650	104,370	103,539
Granite’s share of net assets	34,517	33,182	32,655
The equity method investments in real estate affiliates included $19.4 million, $18.5 million and $17.5 million in residential real estate in Texas as of June 30, 2016, December 31, 2015 and June 30, 2015, respectively. The remaining balances were in commercial real estate in Texas. Of the $176.3 million in total assets as of June 30, 2016, real estate entities had total assets ranging from $1.7 million to $65.9 million and the non-real estate entity had total assets of $20.7 million.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

9.	Property and Equipment, net
Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net on our condensed consolidated balance sheets as follows:

(in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Equipment and vehicles	$769,307	$731,224	$768,831
Quarry property	179,773	178,357	172,009
Land and land improvements	111,425	110,294	110,452
Buildings and leasehold improvements	82,733	82,871	82,628
Office furniture and equipment	63,721	60,821	70,903
Property and equipment	1,206,959	1,163,567	1,204,823
Less: accumulated depreciation and depletion	797,099	778,438	812,834
Property and equipment, net	$409,860	$385,129	$391,989

10.	Debt Covenants and Events of Default
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
As of June 30, 2016, we had a $297.5 million credit facility, of which $200.0 million was a revolving credit facility and $97.5 million was a term loan that matures on October 28, 2020 (the “Maturity Date”) and has a sublimit for letters of credit of $100.0 million (the “Credit Agreement”). As of June 30, 2016, senior notes payable in the amount of $160.0 million were due to a group of institutional holders in four remaining equal annual installments from 2016 through 2019 and bear interest at 6.11% per annum (“2019 Notes”). Of the $40.0 million due for the 2016 installment of the 2019 Notes, $30.0 million is included in long-term debt on the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, as we have the ability and intent to pay this installment using borrowings under the Credit Agreement or by obtaining other sources of financing.
As of June 30, 2016, we were in compliance with the covenants contained in our note purchase agreement governing our 2019 Notes and Credit Agreement. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

11.	Weighted Average Shares Outstanding and Net Income Per Share
The following table presents a reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income per share as well as the calculation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Numerator (basic and diluted):
Net income allocated to common shareholders for basic calculation	$14,130	$9,613	$2,942	$1,053
Denominator:
Weighted average common shares outstanding, basic	39,584	39,358	39,509	39,287
Dilutive effect of common stock options and restricted stock units	718	523	631	561
Weighted average common shares outstanding, diluted	40,302	39,881	40,140	39,848
Net income per share, basic	$0.36	$0.24	$0.07	$0.03
Net income per share, diluted	$0.35	$0.24	$0.07	$0.03

12.	Equity
The following tables summarize our equity activity for the periods presented (in thousands):

	Granite Construction Incorporated	Non-controlling Interests	Total Equity
Balance at December 31, 2015	$839,237	$30,884	$870,121
Purchases of common stock[1]	(4,845)	—	(4,845)
Other transactions with shareholders and employees[2]	9,439	—	9,439
Transactions with non-controlling interests, net	—	(3,355)	(3,355)
Net income	2,942	5,005	7,947
Dividends on common stock	(10,292)	—	(10,292)
Balance at June 30, 2016	$836,481	$32,534	$869,015

Balance at December 31, 2014	$794,385	$22,721	$817,106
Purchases of common stock[3]	(3,332)	—	(3,332)
Other transactions with shareholders and employees[2]	5,092	—	5,092
Transactions with non-controlling interests, net	—	(1,282)	(1,282)
Net income (loss)	1,053	(124)	929
Dividends on common stock	(10,233)	—	(10,233)
Balance at June 30, 2015	$786,965	$21,315	$808,280
1Represents 109,000 shares purchased in connection with employee tax withholding for restricted stock units vested under our 2012 Equity Incentive Plan.
2Amounts are comprised primarily of amortized restricted stock units.
3Represents 102,000 shares purchased in connection with employee tax withholding for restricted stock units vested under our 2012 Equity Incentive Plan.

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
Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in our condensed consolidated balance sheets. The aggregate liabilities recorded as of June 30, 2016, December 31, 2015 and June 30, 2015 related to these matters were approximately $0.7 million, $5.2 million and $9.5 million, respectively, and were primarily included in accrued expenses and other current liabilities. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, was immaterial as of June 30, 2016.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

14.	Business Segment Information
Summarized segment information is as follows (in thousands):

	Three Months Ended June 30,
	Construction	Large Project Construction	Construction Materials	Total
2016
Total revenue from reportable segments	$331,346	$197,322	$115,342	$644,010
Elimination of intersegment revenue	—	—	(39,431)	(39,431)
Revenue from external customers	331,346	197,322	75,911	604,579
Gross profit	49,056	13,654	10,491	73,201
Depreciation, depletion and amortization	5,345	1,519	5,859	12,723

2015
Total revenue from reportable segments	$305,605	$182,893	$113,449	$601,947
Elimination of intersegment revenue	—	—	(32,705)	(32,705)
Revenue from external customers	305,605	182,893	80,744	569,242
Gross profit	38,884	14,479	10,837	64,200
Depreciation, depletion and amortization	4,866	2,359	5,575	12,800

	Six Months Ended June 30,
	Construction	Large Project Construction	Construction Materials	Total
2016
Total revenue from reportable segments	$540,833	$392,771	$164,273	$1,097,877
Elimination of intersegment revenue	—	—	(53,846)	(53,846)
Revenue from external customers	540,833	392,771	110,427	1,044,031
Gross profit	75,989	27,159	9,298	112,446
Depreciation, depletion and amortization	9,870	2,988	11,196	24,054
Segment assets	151,877	306,440	297,910	756,227

2015
Total revenue from reportable segments	$494,125	$373,198	$167,149	$1,034,472
Elimination of intersegment revenue	—	—	(44,981)	(44,981)
Revenue from external customers	494,125	373,198	122,168	989,491
Gross profit	59,479	32,015	11,635	103,129
Depreciation, depletion and amortization	9,558	5,003	11,007	25,568
Segment assets	143,139	265,124	308,207	716,470
A reconciliation of segment gross profit to consolidated income before provision for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Total gross profit from reportable segments	$73,201	$64,200	$112,446	$103,129
Selling, general and administrative expenses	48,705	47,526	104,838	98,549
Gain on sales of property and equipment	(1,366)	(475)	(1,966)	(1,286)
Other (income) expense	(1,511)	2,635	(2,112)	4,468
Income before provision for income taxes	$27,373	$14,514	$11,686	$1,398

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Disclosure
From time to time, Granite makes certain comments and disclosures in reports and statements, including in this Quarterly Report on Form 10-Q, or statements made by its officers or directors, that are not based on historical facts, including statements regarding future events, occurrences, circumstances, activities, performance, outcomes and results, that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by words such as “future,” “outlook,” “assumes,” “believes,” “expects,” “estimates,” “anticipates,” “intends,” “plans,” “appears,” “may,” “will,” “should,” “could,” “would,” “continue,” and the negatives thereof or other comparable terminology or by the context in which they are made. In addition, other written or oral statements that constitute forward-looking statements have been made and may in the future be made by or on behalf of Granite. These forward-looking statements are estimates reflecting the best judgment of senior management and reflect our current expectations regarding future events, occurrences, circumstances, activities, performance, outcomes and results. These expectations may or may not be realized. Some of these expectations may be based on beliefs, assumptions or estimates that may prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our business, financial condition, results of operations, cash flows and liquidity. Such risks and uncertainties include, but are not limited to, those more specifically described in our Annual Report on Form 10-K under “Item 1A. Risk Factors.” Due to the inherent risks and uncertainties associated with our forward-looking statements, the reader is cautioned not to place undue reliance on them. The reader is also cautioned that the forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as required by law, we undertake no obligation to revise or update any forward-looking statements for any reason.

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
With the exception of contract change orders and affirmative claims, which are typically sole-source, our construction contracts are primarily obtained through competitive bidding in response to solicitations by both public agencies and private parties and on a negotiated basis as a result of solicitations from private parties. Our bidding activity is affected by such factors as the nature and volume of advertising and other solicitations, contract backlog, available personnel, current utilization of equipment and other resources, our ability to obtain necessary surety bonds and competitive considerations. Bidding activity, contract backlog and revenue resulting from the award of new contracts may vary significantly from period to period.
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

Current Economic Environment and Outlook
Market conditions remain stable but highly competitive across geographies and end markets. Current record backlog of $3.8 billion reflects positive steady trends, against a backdrop of modest economic growth. Private market activity continues to provide growth opportunities across geographies and end markets, while public spending trends remain tepid, in line with recent years.
The December 2015 passage of the five-year Fixing America’s Surface Transportation (“FAST”) Act provides an important basis of growth for our industry. State departments of transportation are expected to act on the FAST Act, and we expect a positive impact in our business to begin late in 2016 and to accelerate in 2017. We expect to see most new activity in our Construction and Construction Materials segments.
We continue to pursue numerous bidding opportunities, with Granite as a sole contractor or as a partner. As we prioritize the tens of billions of dollars’ worth of future North American projects, we expect to build and maintain a broad roster from $10 billion to $20 billion of bidding opportunities over a rolling, two-year period for the foreseeable future. Our proportionate share of awards should remain consistent with recent history. We are focused on responsibly addressing risk in all of our projects, allowing us to focus on projects with appropriate returns relative to risks.
Results of Operations
Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations of a given quarter are not indicative of the results to be expected for the full year.
The following table presents a financial summary for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Total revenue	$604,579	$569,242	$1,044,031	$989,491
Gross profit	73,201	64,200	112,446	103,129
Operating income	25,862	17,149	9,574	5,866
Total other (income) expense	(1,511)	2,635	(2,112)	4,468
Amount attributable to non-controlling interests	(4,327)	74	(5,005)	124
Net income attributable to Granite Construction Incorporated	14,130	9,613	2,942	1,053
Revenue
Total Revenue by Segment

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2016		2015		2016		2015
Construction	$331,346	54.8%	$305,605	53.7%	$540,833	51.8%	$494,125	50.0%
Large Project Construction	197,322	32.6	182,893	32.1	392,771	37.6	373,198	37.7
Construction Materials	75,911	12.6	80,744	14.2	110,427	10.6	122,168	12.3
Total	$604,579	100.0%	$569,242	100.0%	$1,044,031	100.0%	$989,491	100.0%

Construction Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2016		2015		2016		2015
California:
Public sector	$82,711	24.9%	$93,522	30.6%	$153,346	28.4%	$158,471	31.9%
Private sector	41,126	12.4	18,649	6.1	75,458	14.0	44,884	9.1
Northwest:
Public sector	117,379	35.4	121,074	39.6	168,846	31.2	158,928	32.2
Private sector	28,049	8.5	21,361	7.0	38,392	7.1	49,820	10.1
Heavy Civil[1]	3,879	1.2	8,131	2.7	9,795	1.8	15,089	3.1
Kenny:
Public sector	46,029	13.9	25,444	8.3	67,157	12.4	33,876	6.9
Private sector	12,173	3.7	17,424	5.7	27,839	5.1	33,057	6.7
Total	$331,346	100.0%	$305,605	100.0%	$540,833	100.0%	$494,125	100.0%
1For the periods presented, this Construction revenue was earned from the public sector.
Construction revenue for the three and six months ended June 30, 2016 increased by $25.7 million, or 8.4%, and $46.7 million, or 9.5%, respectively, compared to the same periods in 2015. The increases were primarily due to new work in the private sector of the California operating group and the public sector of the Kenny operating group as well as in the Northwest public sector during the six months ended June 30, 2016. The increases were partially offset by a slower start during 2016 in the California public sector during the three months ended June 30, 2016 and Northwest private sector during the six months ended June 30, 2016.
Large Project Construction Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2016		2015		2016		2015
Heavy Civil[1]	$149,732	75.8%	$139,881	76.4%	$307,032	78.3%	$280,400	75.3%
Northwest[1]	7,024	3.6	14,600	8.0	13,137	3.3	24,311	6.5
California[1]	7,642	3.9	5,817	3.2	14,956	3.8	10,942	2.8
Kenny
Public sector	27,756	14.1	16,920	9.3	47,307	12.0	39,731	10.6
Private sector	5,168	2.6	5,675	3.1	10,339	2.6	17,814	4.8
Total	$197,322	100.0%	$182,893	100.0%	$392,771	100.0%	$373,198	100.0%
1For the periods presented, this Large Project Construction revenue was earned from the public sector.
Large Project Construction revenue for the three and six months ended June 30, 2016 increased by $14.4 million, or 7.9%, and $19.6 million, or 5.2%, respectively, compared to the same periods in 2015. The increases were primarily due to progress on new projects in the Heavy Civil operating group and Kenny public sector partially offset by decreases in the Northwest operating group from the completion of projects in late 2015 while new awards were in their early stages.
Construction Materials Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2016		2015		2016		2015
California	$42,368	55.8%	$48,086	59.6%	$66,390	60.1%	$77,208	63.2%
Northwest	33,543	44.2	32,658	40.4	44,037	39.9	44,960	36.8
Total	$75,911	100.0%	$80,744	100.0%	$110,427	100.0%	$122,168	100.0%
Construction Materials revenue for the three and six months ended June 30, 2016 decreased by $4.8 million, or 6.0%, and $11.7 million, or 9.6%, respectively, compared to the same periods in 2015 primarily due to a slower start in California coupled with a shift in materials sales from external customers to use in internal Construction segment projects.

Contract Backlog
Our contract backlog consists of the unearned revenue on awarded contracts, including 100% of our consolidated joint venture contracts and our proportionate share of unconsolidated joint venture contracts. We generally include a project in our contract backlog at the time it is awarded and to the extent we believe funding is probable. Certain federal and municipal government contracts where funding is appropriated on a periodic basis are included in contract backlog at the time of the award when it is probable the contract value will be funded and executed. Existing contracts that include unexercised contract options and unissued task orders are included in contract backlog to the extent their issuance is probable or options are exercised. Substantially all of the contracts in our contract backlog may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past.
Total Contract Backlog by Segment

(dollars in thousands)	June 30, 2016		March 31, 2016		June 30, 2015
Construction	$1,144,965	30.5%	$999,980	29.5%	$831,067	27.7%
Large Project Construction	2,606,019	69.5	2,386,019	70.5	2,169,736	72.3
Total	$3,750,984	100.0%	$3,385,999	100.0%	$3,000,803	100.0%
Construction Contract Backlog

(dollars in thousands)	June 30, 2016		March 31, 2016		June 30, 2015
California:
Public sector	$291,704	25.5%	$281,085	28.1%	$330,071	39.7%
Private sector	54,761	4.8	48,911	4.9	51,258	6.2
Northwest:
Public sector	340,673	29.8	307,077	30.7	252,816	30.4
Private sector	31,476	2.7	40,874	4.1	25,928	3.1
Heavy Civil[1]	97,390	8.5	79,209	7.9	24,815	3.0
Kenny:
Public sector	300,076	26.2	203,996	20.4	75,778	9.1
Private sector	28,885	2.5	38,828	3.9	70,401	8.5
Total	$1,144,965	100.0%	$999,980	100.0%	$831,067	100.0%
1For the periods presented, this Construction contract backlog is related to contracts with public agencies.
Construction contract backlog of $1.1 billion at June 30, 2016 was $145.0 million, or 14.5%, higher than at March 31, 2016 due to an improved success rate of bidding activity in the public sector of the Kenny, California and Northwest operating groups and the Heavy Civil operating group. Increases from improved success rate of bidding activity was partially offset by completion of existing projects in the private sector of the Kenny and Northwest operating groups without the offset of new awards. Significant new awards during the three months ended June 30, 2016, included a $20.0 million airport project in Alaska and a $118.6 million sewer lining project in Illinois.

Large Project Construction Contract Backlog

(dollars in thousands)	June 30, 2016		March 31, 2016		June 30, 2015
Heavy Civil[1]	$1,783,863	68.5%	$1,911,056	80.2%	$1,860,233	85.7%
Northwest[1]	110,556	4.2	117,634	4.9	86,971	4.0
California[1]	136,316	5.2	17,414	0.7	11,416	0.5
Kenny:
Public sector[2]	487,344	18.7	246,807	10.3	118,537	5.5
Private sector	87,940	3.4	93,108	3.9	92,579	4.3
Total	$2,606,019	100.0%	$2,386,019	100.0%	$2,169,736	100.0%
1For the periods presented, this Large Project Construction contract backlog is related to contracts with public agencies.
2As of June 30, 2016, March 31, 2016 and June 30, 2015, $3.5 million, $9.2 million and $22.5 million, respectively, of the Kenny public sector contract backlog was translated from Canadian dollars to U.S. dollars at the spot rate in effect at the date of reporting.
Large Project Construction contract backlog of $2.6 billion as of June 30, 2016 was $220.0 million, or 9.2%, higher than at March 31, 2016, due to new awards partially offset by progress on existing projects. New awards during the three months ended June 30, 2016 included a $125.0 million highway project in California and a $279.4 million tunnel project in Connecticut.
Non-controlling partners’ share of Large Project Construction contract backlog as of June 30, 2016, March 31, 2016, and June 30, 2015 was $158.6 million, $70.5 million and $17.2 million, respectively.
Gross Profit
Revenue in an amount equal to cost incurred is recognized if there is not sufficient information to determine the estimated profit on the project with a reasonable level of certainty. Gross profit can vary significantly in periods where previously deferred profit is recognized on one or more projects or, conversely, if we have outstanding claims that are not probable or estimable.
The following table presents gross profit by business segment for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Construction	$49,056	$38,884	$75,989	$59,479
Percent of segment revenue	14.8%	12.7%	14.1%	12.0%
Large Project Construction	13,654	14,479	27,159	32,015
Percent of segment revenue	6.9	7.9	6.9	8.6
Construction Materials	10,491	10,837	9,298	11,635
Percent of segment revenue	13.8	13.4	8.4	9.5
Total gross profit	$73,201	$64,200	$112,446	$103,129
Percent of total revenue	12.1%	11.3%	10.8%	10.4%
Construction gross profit for the three and six months ended June 30, 2016 increased by $10.2 million, or 26.2%, and $16.5 million, or 27.8%, respectively, compared to the same periods in 2015. Construction gross profit as a percentage of segment revenue for the three and six months ended June 30, 2016 increased to 14.8% from 12.7% and to 14.1% from 12.0%, respectively, when compared to the same periods in 2015. The increases were primarily due to increased volume and margin improvement from increased private sector projects and increased margin on 2016 beginning backlog compared to 2015. The increases during the six months ended June 30, 2016 were partially offset by decreases from estimated probable cost recoveries on claims and net changes from revisions in estimates (see Note 3 of “Notes to the Condensed Consolidated Financial Statements”).
Large Project Construction gross profit for the three and six months ended June 30, 2016 decreased by $0.8 million, or 5.7%, and $4.9 million, or 15.2%, respectively, when compared to the same periods in 2015. Large Project Construction gross profit as a percentage of segment revenue for the three and six months ended June 30, 2016 decreased to 6.9% from 7.9% and to 6.9% from 8.6%, respectively, when compared to the same periods in 2015. The decreases were primarily due to net changes from revisions in estimates (see Note 3 of “Notes to the Condensed Consolidated Financial Statements”).
Construction Materials gross profit for the three and six months ended June 30, 2016 decreased by $0.3 million, or 3.2%, and $2.3 million, or 20.1%, respectively, when compared to same periods in 2015. The decrease was primarily due to lower volumes.

Selling, General and Administrative Expenses
The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Selling
Salaries and related expenses	$11,341	$10,621	$24,209	$22,697
Other selling expenses	2,438	2,505	4,094	4,584
Total selling	13,779	13,126	28,303	27,281
General and administrative
Salaries and related expenses	16,992	16,380	36,900	34,389
Restricted stock unit amortization	1,656	857	8,213	3,989
Other general and administrative expenses	16,278	17,163	31,422	32,890
Total general and administrative	34,926	34,400	76,535	71,268
Total selling, general and administrative	$48,705	$47,526	$104,838	$98,549
Percent of revenue	8.1%	8.3%	10.0%	10.0%
Selling, general and administrative expenses for the three and six months ended June 30, 2016 increased $1.2 million, or 2.5%, and $6.3 million, or 6.4%, respectively, compared to the same periods in 2015.
Selling Expenses
Selling expenses include the costs for estimating and bidding, business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses during the three and six months ended June 30, 2016 increased $0.7 million, or 5.0%, and $1.0 million, or 3.7%, respectively, compared to the same periods in 2015 primarily due to increases in salaries and related expenses from the timing of bidding activity.
General and Administrative Expenses
General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. These costs include variable cash and restricted stock performance-based incentives for select management personnel on which our compensation strategy heavily relies. The cash portion of these incentives is expensed when earned while the restricted stock portion is expensed as earned over the vesting period of the restricted stock award (generally three years; however, immediate vesting may apply to certain awards). Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses. Total general and administrative expenses for the three and six months ended June 30, 2016 increased $0.5 million, or 1.5% and $5.3 million, or 7.4%, respectively, compared to the same periods in 2015 primarily due to an increase in salaries and health insurance costs for the three month period ended and an increase in restricted stock unit amortization from awards issued in the first quarter of 2016, a portion of which immediately vested, for the six month period.

Other (Income) Expense
The following table presents the components of other (income) expense for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Interest income	$(798)	$(528)	$(1,634)	$(970)
Interest expense	3,187	3,985	6,236	7,481
Equity in income of affiliates	(717)	(670)	(2,159)	(607)
Other income, net	(3,183)	(152)	(4,555)	(1,436)
Total other (income) expense	$(1,511)	$2,635	$(2,112)	$4,468
Other income, net for the three and six months ended June 30, 2016 increased $3.0 million and $3.1 million, respectively, when compared to the same periods in 2015 primarily due to a gain associated with a consolidated real estate entity.
Income Taxes
The following table presents the provision for income taxes for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Provision for income taxes	$8,916	$4,975	$3,739	$469
Effective tax rate	32.6%	34.3%	32.0%	33.5%
We calculate our income tax provision at the end of each interim period by estimating our annual effective tax rate and applying that rate to our year-to-date ordinary earnings. The effect of changes in enacted tax laws, tax rates or tax status is recognized in the interim period in which the change occurs.
Amount Attributable to Non-controlling Interests
The following table presents the amount attributable to non-controlling interests in consolidated subsidiaries for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Amount attributable to non-controlling interests	$(4,327)	$74	$(5,005)	$124
The amount attributable to non-controlling interests represents the non-controlling owners’ share of the income or loss of our consolidated construction joint ventures and real estate entities. The change for the three and six months ended June 30, 2016 was primarily due to an estimated recovery of back charge claims in 2016 and certain profitable projects nearing completion.
Certain Legal Proceedings
As discussed in Note 13 of “Notes to the Condensed Consolidated Financial Statements,” under certain circumstances the resolution of certain legal proceedings to which we are subject could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations, cash flows and/or liquidity.
Liquidity and Capital Resources
The timing differences between our cash inflows and outflows require us to maintain adequate levels of working capital. We believe our cash and cash equivalents, short-term investments, available borrowing capacity and cash expected to be generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations for the next twelve months. We maintain a collateralized credit facility of $297.5 million, of which $186.7 million was available at June 30, 2016, to provide capital needs to fund growth opportunities, either internal or generated through acquisitions (see Credit Agreement discussion below) or to pay installments on our 2019 Notes (see Senior Notes Payable discussion below). We do not anticipate that this credit facility will be required to fund future working capital needs associated with our existing operations. If we experience a prolonged change in our business operating results or make a significant acquisition, we may need to acquire additional sources of financing, which, if available, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available on terms acceptable to us.

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
The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated joint ventures (“CCJVs”), as of the respective dates:

(in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Cash and cash equivalents excluding consolidated joint ventures	$111,153	$206,626	$141,184
Consolidated construction joint venture cash and cash equivalents[1]	50,065	46,210	46,963
Total consolidated cash and cash equivalents	161,218	252,836	188,147
Short-term and long-term marketable securities[2]	77,612	105,695	88,068
Total cash, cash equivalents and marketable securities	$238,830	$358,531	$276,215

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
Granite’s portion of consolidated joint venture cash and cash equivalents was $30.4 million, $28.9 million and $29.9 million as of June 30, 2016, December 31, 2015 and June 30, 2015, respectively. Granite’s portion of unconsolidated joint venture cash and cash equivalents was $127.4 million, $127.8 million and $104.5 million as of June 30, 2016, December 31, 2015 and June 30, 2015, respectively. The assets of each consolidated and unconsolidated construction joint venture relate solely to that joint venture. The decision to distribute joint venture assets must generally be made jointly by a majority of the members and, accordingly, these assets, including those associated with customer affirmative claims and back charge claims, are generally not available for the working capital needs of Granite until distributed.
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
In January 2016, we entered in to an interest rate swap designed to convert the interest rate on our term loan from variable to fixed (See Credit Agreement section below).
In March 2014, we entered into an interest rate swap designed to convert the interest rate on our 2019 Notes (as defined below) from fixed to variable (See Senior Notes Payable section below).
Our diesel and natural gas commodity swaps were settled in October 2015. As of June 30, 2015, the fair value of these swaps was $1.6 million and was included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. During the three and six months ended June 30, 2015, the amounts included in other (income) expense, net in our condensed consolidated statements of operations were immaterial.

Cash Flows

	Six Months Ended June 30,
(in thousands)	2016	2015
Net cash (used) in provided by:
Operating activities	$(53,929)	$(56,663)
Investing activities	(21,349)	3,548
Financing activities	(16,340)	(14,699)
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
Cash used in operating activities of $53.9 million for the six months ended June 30, 2016 represents a $2.7 million decrease from the cash used in operating activities during the same period in 2015. The change was primarily due to a $31.9 million increase in cash used in working capital, offset by an $18.5 million increase in net income after adjusting for non-cash items and a $16.2 million decrease in net contributions to unconsolidated joint ventures.
Cash used in investing activities of $21.3 million for the six months ended June 30, 2016 represents a $24.9 million increase in the cash used in investing activities during the same period in 2015. The change was primarily due to an increase in purchases, net of sales proceeds, of property and equipment (see Capital Expenditures discussion below) partially offset by an increase from maturities of marketable securities.
Cash used in financing activities of $16.3 million for the six months ended June 30, 2016 represents a $1.6 million increase in the cash used in financing activities during the same period in 2015. The change was primarily due to a $1.6 million increase in the repurchases of common stock related to shares surrendered to pay taxes for vested restricted stock.
Capital Expenditures
During the six months ended June 30, 2016, we had capital expenditures of $48.8 million compared to $16.2 million during the same period in 2015. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate 2016 capital expenditures to be between $70.0 million and $80.0 million, including significant investments in equipment for new CCJVs in our Large Project Construction segment, some of which were purchased during the six months ended June 30, 2016.

Credit Agreement
As of June 30, 2016, we had a $297.5 million credit facility, of which $200.0 million was a revolving credit facility and $97.5 million was a term loan that matures on October 28, 2020 (the “Maturity Date“) and has a sublimit for letters of credit of $100.0 million (the “Credit Agreement”).
Of the original $100.0 million term loan, we paid 1.25% of the principal balance in March 2016 and June 2016. The remaining $97.5 million is due in nine quarterly installments in the amount of 1.25% of the original principal balance, 2.50% of the original principal balance is due in eight quarterly installments beginning in December 2018 and the remaining balance is due on the Maturity Date. As of June 30, 2016, $92.5 million of the $97.5 million term loan was included in long-term debt and the remaining $5.0 million was included in current maturities of long-term debt on the consolidated balance sheets.
As of June 30, 2016, the total stated amount of all issued and outstanding letters of credit was $13.3 million. The total unused availability under the Credit Agreement was $186.7 million. The letters of credit will expire between August 2016 and March 2017.
Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on certain financial ratios calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin was 1.75% for loans bearing interest based on LIBOR and 0.75% for loans bearing interest at the base rate at June 30, 2016. Accordingly, the effective interest rate using three-month LIBOR and base rate was between 2.40% and 4.25%, respectively, at June 30, 2016 and we elected to use LIBOR.
As of June 30, 2016, the fair value of the cash flow hedge that we entered into in January 2016, was $2.1 million and was included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. During the three and six months ended June 30, 2016, the losses, net of taxes, on the effective portion were $0.4 million and $1.3 million, respectively, and were reported as a component of accumulated other comprehensive loss. During the three and six months ended June 30, 2016 there was no ineffective portion and the interest expense reclassified from accumulated other comprehensive income was $0.1 million for both periods.
The Credit Agreement provides for the release of the liens securing the obligations, at our option and expense, so long as certain conditions as defined by the terms in the Credit Agreement are satisfied (“Collateral Release Period”). However, if subsequent to exercising the option, our Consolidated Fixed Charge Coverage Ratio is less than 1.25 or our Consolidated Leverage Ratio is greater than 2.50, then we would be required to promptly re-pledge substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement. As of June 30, 2016, the conditions for the exercise of our right under the Credit Agreement to have liens released were not satisfied.
Senior Notes Payable
As of June 30, 2016, senior notes payable in the amount of $160.0 million were due to a group of institutional holders with four remaining annual installments from 2016 through 2019 and bear interest at 6.11% per annum (“2019 Notes”). Of the $40.0 million due for the 2016 installment of the 2019 Notes, $30.0 million was included in long-term debt on the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, as we have the ability and intent to pay this installment using borrowings under the Credit Agreement or by obtaining other sources of financing.
As of June 30, 2016, December 31, 2015 and June 30, 2015, the fair value of the interest rate swap that we entered into in March 2014, was $1.7 million, $0.6 million and $0.9 million and was included in other current assets on the condensed consolidated balance sheets. During the three and six months ended June 30, 2016, we recorded net gains of $0.3 million and $1.6 million, respectively, and during the three and six months ended June 30, 2015 we recorded a net loss of less than $0.1 million and a net gain of $1.3 million, respectively, and these amounts were included in other income, net on our condensed consolidated statements of operations.

Surety Bonds and Real Estate Mortgages
We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At June 30, 2016, approximately $3.5 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.
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
As of June 30, 2016 and pursuant to the definitions in the agreements, our Consolidated Tangible Net Worth was $827.1 million, which exceeded the minimum of $671.2 million and our Consolidated Leverage Ratio was 1.72, which did not exceed the maximum of 3.00. Our Consolidated Interest Coverage Ratio was 11.11, which exceeded the minimum of 4.00.
As of June 30, 2016, we were in compliance with all covenants contained in the Credit Agreement and related to the 2019 Notes. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.
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
Evaluation of Disclosure Controls and Procedures
Our management carried out, as of June 30, 2016, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
During the quarter ended June 30, 2016, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended June 30, 2016:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs[3]
April 1, 2016 through April 30, 2016[2]	5,583	$46.69	—	$200,000,000
May 1, 2016 through May 31, 2016	2,323	$43.61	—	$200,000,000
June 1, 2016 through June 30, 2016	624	$43.22	—	$200,000,000
	8,530	$45.60	—
1The number of shares purchased is in connection with employee tax withholding for units vested under our 2012 Equity Incentive Plan.
2On October 24, 2007, we announced that our Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion. Until April 7, 2016, we had $64.1 million remaining to be purchased under this plan. On April 7, 2016, the Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion, which replaced the former authorization including the amount available.
3We did not purchase shares under the share purchase plan in any of the periods presented. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors.

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

GRANITE CONSTRUCTION INCORPORATED

Date:	July 29, 2016	By:	/s/ Laurel J. Krzeminski
Laurel J. Krzeminski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)