Form 10-Q
period 2016-09-30
GRANITE CONSTRUCTION INC
filed 2016-10-28
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 26, 2016.

Class	Outstanding
Common Stock, $0.01 par value	39,603,632

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)
	September 30, 2016	December 31, 2015	September 30, 2015
ASSETS
Current assets
Cash and cash equivalents ($47,803, $46,210 and $41,052 related to consolidated construction joint ventures (“CCJVs”))	$150,225	$252,836	$221,785
Short-term marketable securities	54,863	25,043	17,607
Receivables, net ($77,012, $45,734 and $36,527 related to CCJVs)	512,752	340,822	456,688
Costs and estimated earnings in excess of billings ($2,940, $826 and $365 related to CCJVs)	80,032	59,070	56,971
Inventories	61,015	55,553	60,289
Equity in construction joint ventures	263,180	224,689	219,652
Other current assets ($8,649, $4,037 and $2,020 related to CCJVs)	28,047	26,985	30,351
Total current assets	1,150,114	984,998	1,063,343
Property and equipment, net ($15,302, $5,378 and $6,068 related to CCJVs)	407,327	385,129	385,036
Long-term marketable securities	52,908	80,652	70,646
Investments in affiliates	34,356	33,182	33,077
Goodwill	53,799	53,799	53,799
Deferred income taxes, net	5,223	4,329	17,626
Other noncurrent assets	81,540	84,789	73,022
Total assets	$1,785,267	$1,626,878	$1,696,549

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$14,795	$14,800	$22
Accounts payable ($20,654, $11,909 and $10,438 related to CCJVs)	223,612	157,571	196,885
Billings in excess of costs and estimated earnings ($34,994, $15,768 and $13,794 related to CCJVs)	116,151	92,515	122,409
Accrued expenses and other current liabilities ($817, $1,171 and $1,148 related to CCJVs)	237,534	200,935	229,923
Total current liabilities	592,092	465,821	549,239
Long-term debt	240,715	244,323	269,594
Other long-term liabilities	46,270	46,613	41,211
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 39,601,569 shares as of September 30, 2016, 39,412,877 shares as of December 31, 2015 and 39,380,053 shares as of September 30, 2015	396	394	394
Additional paid-in capital	148,485	140,912	139,071
Accumulated other comprehensive loss	(1,524)	(1,500)	(1,097)
Retained earnings	723,789	699,431	675,927
Total Granite Construction Incorporated shareholders’ equity	871,146	839,237	814,295
Non-controlling interests	35,044	30,884	22,210
Total equity	906,190	870,121	836,505
Total liabilities and equity	$1,785,267	$1,626,878	$1,696,549
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Construction	$464,624	$427,018	$1,005,457	$921,143
Large Project Construction	249,345	217,084	642,116	590,282
Construction Materials	89,936	107,274	200,363	229,442
Total revenue	803,905	751,376	1,847,936	1,740,867
Cost of revenue
Construction	393,094	366,547	857,938	801,193
Large Project Construction	225,826	195,430	591,438	536,613
Construction Materials	77,311	93,316	178,440	203,849
Total cost of revenue	696,231	655,293	1,627,816	1,541,655
Gross profit	107,674	96,083	220,120	199,212
Selling, general and administrative expenses	54,194	45,262	159,032	143,811
Gain on sales of property and equipment, net	(398)	(804)	(2,364)	(2,090)
Operating income	53,878	51,625	63,452	57,491
Other (income) expense
Interest income	(790)	(591)	(2,424)	(1,561)
Interest expense	3,034	3,485	9,270	10,966
Equity in income of affiliates	(2,424)	(1,155)	(4,583)	(1,762)
Other (income) expense, net	(732)	27	(5,287)	(1,409)
Total other (income) expense	(912)	1,766	(3,024)	6,234
Income before provision for income taxes	54,790	49,859	66,476	51,257
Provision for income taxes	16,703	17,679	20,442	18,148
Net income	38,087	32,180	46,034	33,109
Amount attributable to non-controlling interests	(982)	(1,421)	(5,987)	(1,297)
Net income attributable to Granite Construction Incorporated	$37,105	$30,759	$40,047	$31,812

Net income per share attributable to common shareholders (see Note 11)
Basic	$0.94	$0.78	$1.01	$0.81
Diluted	$0.92	$0.77	$1.00	$0.80
Weighted average shares of common stock
Basic	39,599	39,378	39,539	39,317
Diluted	40,313	39,897	40,205	39,863
Dividends per common share	$0.13	$0.13	$0.39	$0.39
 The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$38,087	$32,180	$46,034	$33,109
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivatives	$382	$—	$(1,016)	$—
Less: reclassification for net losses included in interest expense	126	—	226	—
Net change	$508	$—	$(790)	$—
Foreign currency translation adjustments, net	(221)	(273)	766	(669)
Other comprehensive income (loss)	$287	$(273)	$(24)	$(669)
Comprehensive income	$38,374	$31,907	$46,010	$32,440
Non-controlling interests in comprehensive income	(982)	(1,421)	(5,987)	(1,297)
Comprehensive income attributable to Granite	$37,392	$30,486	$40,023	$31,143
 The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)
Nine Months Ended September 30,	2016		2015
Operating activities
Net income	$46,034		$33,109
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	46,637		48,517
Gain on sales of property and equipment, net	(2,364)		(2,090)
Change in deferred income taxes	(87)		14,967
Stock-based compensation	11,013		6,962
Equity in net income from unconsolidated joint ventures	(15,903)		(29,465)
Gain on real estate entity	(2,452)		—
Net income from affiliates	(4,583)	(1,762)	(1,762)
Changes in assets and liabilities:
Receivables	(169,678)		(148,791)
Costs and estimated earnings in excess of billings, net	1,793		3,621
Inventories	(5,462)		8,631
Contributions to unconsolidated construction joint ventures	(11,545)		(55,394)
Distributions from unconsolidated construction joint ventures	5,850		41,558
Other assets, net	(2,122)		7,481
Accounts payable	62,787		48,034
Accrued expenses and other current liabilities, net	19,782		16,493
Net cash used in operating activities	(20,300)		(8,129)
Investing activities
Purchases of marketable securities	(84,758)		(54,961)
Maturities of marketable securities	30,000		26,700
Proceeds from called marketable securities	50,000		45,000
Purchases of property and equipment ($10.0 million and $0 related to CCJVs)	(67,889)		(26,144)
Proceeds from sales of property and equipment	5,790		3,439
Distributions from affiliates	2,233		305
Collection of notes receivable	3,880		542
Other investing activities, net	(33)		(249)
Net cash used in investing activities	(60,777)		(5,368)
Financing activities
Long-term debt principal repayments	(3,750)		(306)
Cash dividends paid	(15,415)		(15,326)
Repurchases of common stock	(4,946)		(3,325)
Contributions from (distributions to) non-controlling partners, net	1,522		(1,740)
Other financing activities	1,055		18
Net cash used in financing activities	(21,534)		(20,679)
Decrease in cash and cash equivalents	(102,611)		(34,176)
Cash and cash equivalents at beginning of period	252,836		255,961
Cash and cash equivalents at end of period	$150,225		$221,785

Supplementary Information
Cash paid during the period for:
Interest	$7,557	$7,787
Income taxes	6,748	450
Other non-cash operating activities:
Performance guarantees	$17,596	$(10,700)
Non-cash investing and financing activities:
Restricted stock units issued, net of forfeitures	$21,057	$5,924
Accrued cash dividends	5,148	5,119
Accrued equipment purchases	(3,453)	3,245
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” “the Company” or “Granite”) and are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at September 30, 2016 and 2015 and the results of our operations and cash flows for the periods presented. The December 31, 2015 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.
Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.
We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements, except for the addition of the condensed consolidated statements of comprehensive income. In addition, during the nine months ended September 30, 2016, we adopted Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810), ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) and ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, none of which had a material impact on our condensed consolidated financial statements.
Reclassifications: Certain reclassifications have been made to prior periods to conform to current year presentation.

2.	Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition and allows for both retrospective and prospective methods of adoption. This ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which requires an entity to determine whether the nature of its promise is to provide a good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the following two aspects of Topic 606: (a) identifying performance obligations, and (b) the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies guidance in certain narrow areas and adds a practical expedient for certain aspects of the guidance. The amendments do not change the core principle of the guidance in ASU 2014-09. These ASUs will be effective commencing with our quarter ending March 31, 2018. We are currently assessing the potential impact of these ASUs on our consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. We expect to early adopt this ASU commencing with our year ending December 31, 2016. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU clarify and provide specific guidance on eight cash flow classification issues that are not currently addressed by current U.S. GAAP. This ASU will be effective commencing with our quarter ending March 31, 2018. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

3.	Revisions in Estimates
Our profit recognition related to construction contracts is based on estimates of costs to complete each project. These estimates can vary significantly in the normal course of business as projects progress, circumstances develop and evolve, and uncertainties are resolved. When we experience significant changes in our estimates of costs to complete, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as revisions in estimates for the current period. In our review of these changes for the three and nine months ended September 30, 2016 and 2015, we did not identify any material amounts that should have been recorded in a prior period. We use the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. Under this method, revisions in estimates are accounted for in their entirety in the period of change. There can be no assurance that we will not experience further changes in circumstances or otherwise be required to revise our cost estimates in the future.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Construction
The changes in project profitability from revisions in estimates, both increases and decreases that individually had an impact of $1.0 million or more on gross profit were net increases of $0.7 million and net decreases of $3.1 million for the three and nine months ended September 30, 2016, respectively. The changes for the three and nine months ended September 30, 2015, were net increases of $3.7 million and $9.4 million, respectively. The projects are summarized as follows:
Increases

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2016	2015	2016	2015
Number of projects with upward estimate changes	1	1	2	7
Range of increase in gross profit from each project, net	$2.6	$5.1	$1.8 - 2.7	$1.0 - 5.0
Increase on project profitability	$2.6	$5.1	$4.5	$15.3
The increases during the three and nine months ended September 30, 2016 were due to lower costs and higher productivity than originally anticipated as well as settlements of outstanding issues with contract owners during the nine month period. The increases during the three and nine months ended September 30, 2015 were due to settlements of outstanding issues with contract owners and lower costs than anticipated as well as owner-directed scope changes and estimated cost recovery from claims, net of claim related costs during the nine months.
Decreases

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2016	2015	2016	2015
Number of projects with downward estimate changes	1	1	5	3
Range of reduction in gross profit from each project, net	$1.9	$1.4	$1.1 - 2.6	$1.5 - 2.3
Decrease on project profitability	$1.9	$1.4	$7.6	$5.9
The decreases during the three and nine months ended September 30, 2016 and 2015 were due to additional costs and lower productivity than originally anticipated.
Large Project Construction
The changes in project profitability from revisions in estimates, both increases and decreases that individually had an impact of $1.0 million or more on gross profit were net increases of $0.4 million and net decreases of $6.0 million for the three and nine months ended September 30, 2016, respectively. The changes for the three and nine months ended September 30, 2015 were net increases of $5.0 million and $1.8 million, respectively. There were no amounts attributable to non-controlling interests for the three months ended September 30, 2016 and the amounts attributable to non-controlling interests were $3.5 million of the net decreases for the nine months ended September 30, 2016 and were $1.4 million and $0.3 million of the net increases for the three and nine months ended September 30, 2015, respectively. The projects are summarized as follows:
Increases

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2016	2015	2016	2015
Number of projects with upward estimate changes	3	4	7	7
Range of increase in gross profit from each project, net	$1.4 - 3.0	$1.0 - 3.9	$1.2 - 6.5	$1.5 - 5.1
Increase on project profitability	$6.1	$9.4	$19.8	$19.9
The increases during the three and nine months ended September 30, 2016 were due to owner-directed scope changes, settlement of an outstanding back charge claim and higher productivity than originally anticipated as well as estimated recovery from back charge claims during the nine month period. The increases during the three and nine months ended September 30, 2015 were due to settlements of outstanding issues with contract owners and owner-directed scope changes, as well as estimated cost recovery of customer affirmative claims during the nine month period, net of claim related costs.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Decreases

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2016	2015	2016	2015
Number of projects with downward estimate changes	3	2	4	5
Range of reduction in gross profit from each project, net	$1.1 - 3.5	$1.8 - 2.6	$3.4 - 7.9	$2.6 - 4.6
Decrease on project profitability	$5.7	$4.4	$25.8	$18.1
The decreases during the three and nine months ended September 30, 2016 and 2015 were due to additional design, weather and owner-related costs, net of estimated recovery from back charge and customer affirmative claims as well as lower productivity and higher costs than originally anticipated.
The impact to gross profit from significant revisions in estimates related to estimated and actual claim and back charge recoveries as well as the associated estimated contract costs are included in the tables above.
Revisions in estimates for the three and nine months ended September 30, 2016 included increases in revenue of $1.2 million and $21.4 million, respectively, related to the estimated cost recovery of customer affirmative claims. Of these totals, $0.2 million and $15.5 million, were also affected by an increase in estimated contract costs that were in excess of the estimated recovery during the three and nine months ended September 30, 2016, respectively. For the remaining $1.0 million and $5.9 million, estimated contract costs in excess of estimated cost recovery were recorded in prior periods.
Revisions in estimates for the three and nine months ended September 30, 2015 included increases in revenue of $35.0 million and $44.7 million, respectively, related to the estimated cost recovery of customer affirmative claims. Of these totals, $33.1 million was also affected by an increase in estimated contract costs that were in excess of the estimated recovery during both the three and nine months ended September 30, 2015. For the remaining $1.9 million and $11.6 million, estimated contract costs in excess of estimated cost recovery were recorded in prior periods.
Revisions in estimates for the three and nine months ended September 30, 2016 included increases in gross profit of $3.3 million and $10.9 million, respectively, related to the estimated recovery of back charge claims. Of these totals, $1.2 million and $3.4 million were also affected by an increase in estimated contract costs that were in excess of the estimated recovery during the three and nine months ended September 30, 2016, respectively. For the remaining $2.1 million and $7.5 million, estimated contract costs in excess of estimated cost recovery were recorded in prior periods. There was no estimated recovery of back charge claims during the three and nine months ended September 30, 2015.

4.	Marketable Securities
All marketable securities were classified as held-to-maturity as of the dates presented and the carrying amounts of held-to-maturity securities were as follows:

(in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
U.S. Government and agency obligations	$14,999	$15,051	$7,625
Commercial paper	39,864	9,992	9,982
Total short-term marketable securities	54,863	25,043	17,607
U.S. Government and agency obligations	52,908	80,652	70,646
Total long-term marketable securities	52,908	80,652	70,646
Total marketable securities	$107,771	$105,695	$88,253
Scheduled maturities of held-to-maturity investments were as follows:

(in thousands)	September 30, 2016
Due within one year	$54,863
Due in one to five years	52,908
Total	$107,771

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

5.	Fair Value Measurement
We measure our cash equivalents and our interest rate and commodity swap derivative contracts at fair value in the condensed consolidated balance sheets on a recurring basis. The carrying values of receivables, other current assets, and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these instruments. During the three and nine months ended September 30, 2016 and 2015, we did not record any fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.
Cash and Cash Equivalents
The following tables summarize our cash equivalents by significant investment categories (in thousands):

	Fair Value Measurement at Reporting Date Using
September 30, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$12,041	$—	$—	$12,041
Total assets	$12,041	$—	$—	$12,041

December 31, 2015
Cash equivalents
Money market funds	$62,024	$—	$—	$62,024
Total assets	$62,024	$—	$—	$62,024

September 30, 2015
Cash equivalents
Money market funds	$50,006	$—	$—	$50,006
Total assets	$50,006	$—	$—	$50,006
A reconciliation of cash equivalents to consolidated cash and cash equivalents is as follows:

(in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Cash equivalents	$12,041	$62,024	$50,006
Cash	138,184	190,812	171,779
Total cash and cash equivalents	$150,225	$252,836	$221,785
Derivatives
We recognize derivative instruments as either assets or liabilities in the condensed consolidated balance sheets at fair value using Level 2 inputs.
Interest Rate Swaps
As of September 30, 2016, the fair value of the cash flow hedge that we entered into in January 2016 was $1.3 million and was included in accrued expenses and other current liabilities on the condensed consolidated balance sheet. During the three and nine months ended September 30, 2016, the unrealized gains and losses, net of taxes, on the effective portion were net gains of $0.4 million and net losses of $1.0 million, respectively, and were reported as a component of accumulated other comprehensive loss. During the three and nine months ended September 30, 2016 there was no ineffective portion and the interest expense reclassified from accumulated other comprehensive loss was $0.1 million and $0.2 million, respectively. We estimate $0.5 million to be reclassified from accumulated other comprehensive income into pre-tax earnings within the next twelve months.
As of September 30, 2016, December 31, 2015 and September 30, 2015, the fair value of the interest rate swap that we entered into in March 2014 was $1.1 million, $0.6 million and $2.1 million, respectively, and was included in other current assets on the condensed consolidated balance sheets. During the three and nine months ended September 30, 2016, we recorded net losses of $0.6 million and net gains of $1.0 million, respectively, and during the three and nine months ended September 30, 2015 we recorded net gains of $1.2 million and $2.5 million, respectively. These net gains and losses were included in other (income) expense, net on our condensed consolidated statements of operations.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Other Derivatives
Our diesel and natural gas commodity swaps were settled in October 2015. As of September 30, 2015, the fair value of these swaps was $0.7 million and was included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. During each of the three and nine months ended September 30, 2015, we recorded net losses of $0.4 million on these swaps which were included in other (income) expense, net in our condensed consolidated statements of operations.
Other Assets and Liabilities
The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets were as follows:

		September 30, 2016		December 31, 2015		September 30, 2015
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities	Level 1	$107,771	$107,770	$105,695	$105,336	$88,253	$88,313
Liabilities (including current maturities):
2019 Notes[1]	Level 3	$160,000	$169,094	$160,000	$165,731	$200,000	$212,919
Credit Agreement loan[1]	Level 3	96,250	96,151	100,000	99,375	70,000	69,753
1The fair values of the 2019 Notes and Credit Agreement (defined in Note 10) are based on borrowing rates available to us for long-term debt with similar terms, average maturities, and credit risk.

6.	Receivables, net

(in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Construction contracts:
Completed and in progress	$347,320	$206,756	$300,188
Retentions	97,385	91,670	82,344
Total construction contracts	444,705	298,426	382,532
Construction Material sales	50,768	28,727	68,449
Other	17,760	14,033	5,979
Total gross receivables	513,233	341,186	456,960
Less: allowance for doubtful accounts	481	364	272
Total net receivables	$512,752	$340,822	$456,688
Receivables include amounts billed and billable to clients for services provided as of the end of the applicable period and, except for escrow receivables, do not bear interest. Included in Other receivables at September 30, 2016, December 31, 2015 and September 30, 2015 were items such as estimated recovery from back charge claims, notes receivable, fuel tax refunds, receivables from vendors and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates. As of September 30, 2016 and December 31, 2015, the estimated recovery from back charge claims included in Other receivables was $9.3 million and $6.5 million, respectively, and there were no receivables related to back charges as of September 30, 2015.
To the extent costs are not contractually billable or have not been earned, such as claim recovery estimates, the associated revenue is included in costs and estimated earnings in excess of billings or billings in excess of costs and estimated earnings, respectively, on the condensed consolidated balance sheets. As of September 30, 2016, December 31, 2015 and September 30, 2015, the aggregate claim recovery estimates, included in these balances, were approximately $7.8 million, $8.8 million and $11.0 million, respectively. Ultimate settlement with the customer is dependent on the claims resolution process and could extend beyond one year or the project operating cycle.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Certain construction contracts include retainage provisions and the associated retention receivables are considered financing receivables. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the owners. No retention receivable individually exceeded 10% of total net receivables at any of the presented dates. As of September 30, 2016, the majority of the retentions receivable are expected to be collected within one year.
We segregate our retention receivables into two categories: escrow and non-escrow. The balances in each category were as follows:

(in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Escrow	$18,797	$21,958	$21,590
Non-escrow	78,588	69,712	60,754
Total retention receivables	$97,385	$91,670	$82,344
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
We participate in various construction joint ventures, partnerships and limited liability companies of which we are a limited member (“joint ventures”).
We have determined that certain of these joint ventures are consolidated because they are variable interest entities (“VIEs”), and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three months ended September 30, 2016, we determined no change to the primary beneficiary was required for existing construction joint ventures.
At September 30, 2016, there was approximately $5.4 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $1.7 billion represented our share and the remaining $3.7 billion represented the other members’ share. We are not able to estimate amounts, if any, that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from other members and/or other guarantors.
The volume and stage of completion of contracts from our consolidated and unconsolidated construction joint ventures may cause fluctuations in cash and cash equivalents and, for consolidated construction joint ventures, billings in excess of costs and estimated earnings, costs in excess of billings and estimated earnings and property and equipment between periods.
The assets and liabilities of each consolidated and unconsolidated construction joint venture relate solely to that joint venture. The decision to distribute joint venture assets must generally be made jointly by a majority of the members and, accordingly, these assets, including those associated with estimated cost recovery of customer affirmative claims and back charge claims, are generally not available for the working capital needs of Granite until distributed.
Consolidated Construction Joint Ventures (“CCJVs”)
At September 30, 2016, we were engaged in five active CCJV projects with total contract values ranging from $46.5 million to $291.2 million. Our share of revenue remaining to be recognized on these CCJVs ranged from $7.7 million to $181.1 million. Our proportionate share of the equity in these joint ventures is between 50.0% and 65.0%. During the three and nine months ended September 30, 2016, total revenue from CCJVs was $24.8 million and $79.9 million, respectively. During the three and nine months ended September 30, 2015, total revenue from CCJVs was $14.0 million and $39.0 million, respectively. During the nine months ended September 30, 2016 and 2015, CCJVs provided $7.8 million and used $16.8 million of operating cash flows, respectively.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Unconsolidated Construction Joint Ventures
We account for our share of construction joint ventures that we are not required to consolidate on a pro rata basis in the condensed consolidated statements of operations and as a single line item on the condensed consolidated balance sheets. As of September 30, 2016, these unconsolidated construction joint ventures were engaged in twelve active projects with total contract values ranging from $78.5 million to $3.6 billion. Our proportionate share of the equity in these unconsolidated construction joint ventures ranges from 20.0% to 50.0%. As of September 30, 2016, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures ranged from $0.9 million to $527.6 million.
The following tables present summary financial information related to unconsolidated construction joint ventures:

(in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Assets:
Cash and cash equivalents	$509,644	$439,871	$460,668
Other assets	896,474	859,749	818,609
Less partners’ interest	942,183	881,183	875,629
Granite’s interest[1]	463,935	418,437	403,648
Liabilities:
Accounts payable	271,348	218,790	228,695
Billings in excess of costs and estimated earnings	278,987	341,609	321,103
Other liabilities	106,286	89,901	88,905
Less partners’ interest	449,044	447,926	441,627
Granite’s interest[1]	207,577	202,374	197,076
Equity in construction joint ventures[2,3]	$256,358	$216,063	$206,572
1 Included in this balance as of September 30, 2016, December 31, 2015 and September 30, 2015 was $62.5 million, $39.7 million and $34.9 million, respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $5.9 million related to Granite’s share of estimated recovery of back charge claims as of September 30, 2016. There were no estimated recovery of back charge claims as of December 31, 2015 and September 30, 2015.
2As of September 30, 2016, December 31, 2015 and September 30, 2015 this balance included $6.8 million, $8.6 million and $13.1 million, respectively, of deficit in construction joint ventures that is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
3 Included in this balance and in accrued and other current liabilities on our condensed consolidated balance sheets as of September 30, 2016, December 31, 2015 and September 30, 2015 was $83.1 million, $65.5 million and $65.1 million, respectively, related to performance guarantees.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015 As Revised	2016	2015 As Revised
Revenue:
Total[1,3]	$550,296	$485,639	$1,520,342	$1,395,190
Less partners’ interest and adjustments[1,2,3]	390,775	337,889	1,085,546	973,989
Granite’s interest	159,521	147,750	434,796	421,201
Cost of revenue:
Total[3]	510,579	469,069	1,451,189	1,315,370
Less partners’ interest and adjustments[2,3]	360,965	332,361	1,032,667	924,230
Granite’s interest	149,614	136,708	418,522	391,140
Granite’s interest in gross profit	$9,907	$11,042	$16,274	$30,061
1While Granite’s interest in revenue, cost of revenue and gross profit were correctly stated, Total revenue and revenue for partners’ interest and adjustments for the three months ended March 31, 2016 and June 30, 2016 were misstated in our Quarterly Reports for the quarter ended March 31, 2016 and June 30, 2016. Total revenue and revenue for partner’s interest and adjustments as reported was (in thousands): $288,044 and $141,785, respectively, for the three months ended March 31, 2016 and was $682,002 and $552,986, respectively, for the three months ended June 30, 2016. Total revenue and revenue for partner’s interest and adjustments should have been (in thousands): $494,167 and $347,908, respectively, for the three months ended March 31, 2016 and $475,879 and $346,863, respectively, for the three months ended June 30, 2016. The misstatements did not have any impact on the consolidated financial statements in any period. We assessed the materiality of the errors in accordance with the SEC’s Staff Accounting Bulletin 99 and concluded that the errors were not material to either of these previously issued financial statements. Accordingly, we will revise our previously issued financial statements prospectively to correct these errors.
2Partners’ interest and adjustments represents amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates.
3While Granite’s interest in revenue, cost of revenue and gross profit were correctly stated, total and partners’ interest for revenue and cost of revenue for the three and nine month periods ended September 30, 2015 were misstated in our Quarterly Report for the quarter ended September 30, 2015 and have been revised. Total revenue, partner’s interest in revenue, total cost of revenue and partners’ interest in cost of revenue reported were (in thousands): $530,215, $382,465, $424,492 and $287,784, respectively, for the three months ended September 30, 2015, and $1,439,766, $1,018,565, $1,270,793 and $879,653, respectively, for the nine months ended September 30, 2015. The misstatements did not have an impact on the consolidated financial statements. We assessed the materiality of the errors in accordance with the SEC’s Staff Accounting Bulletin 99 and concluded that the errors were not material to the previously issued financial statements.
During the three and nine months ended September 30, 2016, unconsolidated construction joint venture net income was $38.7 million and $68.0 million, respectively, of which our share was $10.3 million and $15.9 million, respectively. During the three and nine months ended September 30, 2015, unconsolidated construction joint venture net income was $19.5 million and $86.9 million, respectively, of which our share was $11.1 million and $29.7 million, respectively. These joint venture net income amounts exclude our corporate overhead required to manage the joint ventures and include taxes only to the extent the applicable states or cities have joint venture level taxes.
Line Item Joint Ventures
We participate in various “line item” joint venture agreements under which each member is responsible for performing certain discrete items of the total scope of contracted work. The revenue for each line item joint venture member’s discrete items of work is defined in the contract with the project owner and each venture member bears the profitability risk associated with its own work. There is not a single set of books and records for a line item joint venture. Each member accounts for its items of work individually as it would for any self-performed contract. We include only our portion of these contracts in our condensed consolidated financial statements. As of September 30, 2016, we had four active line item joint venture construction projects with total contract values ranging from $42.2 million to $87.8 million of which our portion ranged from $28.3 million to $64.9 million. As of September 30, 2016, our share of revenue remaining to be recognized on these line item joint ventures ranged from $0.2 million to $23.6 million. During the three and nine months ended September 30, 2016, our portion of revenue from line item joint ventures was $9.5 million and $23.5 million, respectively. During the three and nine months ended September 30, 2015, our portion of revenue from line item joint ventures was $2.2 million and $18.0 million, respectively.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

8.	Investments in Affiliates
The investments in affiliates balance on the condensed consolidated balance sheets is related to our investments in unconsolidated non-construction entities that we account for using the equity method of accounting, including investments in real estate entities and a non-real estate entity.
The investments in affiliates balance consists of the following:

(in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Equity method investments in real estate affiliates	$24,638	$24,103	$24,093
Equity method investment in other affiliate	9,718	9,079	8,984
Total investments in affiliates	$34,356	$33,182	$33,077
The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Total assets	$167,859	$175,477	$179,949
Net assets	95,128	104,370	106,239
Granite’s share of net assets	34,356	33,182	33,077
The equity method investments in real estate affiliates included $19.7 million, $18.5 million and $18.4 million in residential real estate in Texas as of September 30, 2016, December 31, 2015 and September 30, 2015, respectively. The remaining balances were in commercial real estate in Texas. Of the $167.9 million in total assets as of September 30, 2016, real estate entities had total assets ranging from $0.3 million to $59.4 million and the non-real estate entity had total assets of $22.4 million.

9.	Property and Equipment, net
Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net on our condensed consolidated balance sheets and were as follows:

(in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Equipment and vehicles	$770,882	$731,224	$762,121
Quarry property	179,735	178,357	171,924
Land and land improvements	111,714	110,294	111,058
Buildings and leasehold improvements	82,733	82,871	82,651
Office furniture and equipment	61,007	60,821	71,259
Property and equipment	1,206,071	1,163,567	1,199,013
Less: accumulated depreciation and depletion	798,744	778,438	813,977
Property and equipment, net	$407,327	$385,129	$385,036

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

10.	Debt Covenants and Events of Default
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
As of September 30, 2016, we had a $296.3 million credit facility, of which $200.0 million was a revolving credit facility and $96.3 million was a term loan that matures on October 28, 2020 (the “Maturity Date”) and has a sublimit for letters of credit of $100.0 million (the “Credit Agreement”). As of September 30, 2016, $5.0 million of the $96.3 million term loan was included in current maturities of long-term debt and the remaining $91.3 million was included in long-term debt on the condensed consolidated balance sheets.
As of September 30, 2016, senior notes payable in the amount of $160.0 million were due to a group of institutional holders in four remaining equal annual installments from 2016 through 2019 and bear interest at 6.11% per annum (“2019 Notes”). Of the $40.0 million due for the 2016 installment of the 2019 Notes, $30.0 million is included in long-term debt on the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, as we have the ability and intent to pay this installment using borrowings under the Credit Agreement or by obtaining other sources of financing. As of September 30, 2016 and December 31, 2015, $10.0 million of the outstanding 2019 Notes was included in current maturities of long-term debt and the remaining $150.0 million was included in long-term debt on the condensed consolidated balance sheets.
As of September 30, 2016, we were in compliance with the covenants contained in our note purchase agreement governing our 2019 Notes and Credit Agreement. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.

11.	Weighted Average Shares Outstanding and Net Income Per Share
The following table presents a reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income per share as well as the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Numerator (basic and diluted):
Net income allocated to common shareholders for basic calculation	$37,105	$30,759	$40,047	$31,812
Denominator:
Weighted average common shares outstanding, basic	39,599	39,378	39,539	39,317
Dilutive effect of common stock options and restricted stock units	714	519	666	546
Weighted average common shares outstanding, diluted	40,313	39,897	40,205	39,863
Net income per share, basic	$0.94	$0.78	$1.01	$0.81
Net income per share, diluted	$0.92	$0.77	$1.00	$0.80

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

12.	Equity
The following tables summarize our equity activity for the periods presented (in thousands):

	Granite Construction Incorporated	Non-controlling Interests	Total Equity
Balance at December 31, 2015	$839,237	$30,884	$870,121
Purchases of common stock[1]	(4,946)	—	(4,946)
Other transactions with shareholders and employees[2]	12,247	—	12,247
Transactions with non-controlling interests, net	—	(1,827)	(1,827)
Net income	40,047	5,987	46,034
Dividends on common stock	(15,439)	—	(15,439)
Balance at September 30, 2016	$871,146	$35,044	$906,190

Balance at December 31, 2014	$794,385	$22,721	$817,106
Purchases of common stock[3]	(3,366)	—	(3,366)
Other transactions with shareholders and employees[2]	6,816	—	6,816
Transactions with non-controlling interests, net	—	(1,808)	(1,808)
Net income	31,812	1,297	33,109
Dividends on common stock	(15,352)	—	(15,352)
Balance at September 30, 2015	$814,295	$22,210	$836,505
1Represents 111,000 shares purchased in connection with employee tax withholding for restricted stock units vested under our 2012 Equity Incentive Plan.
2Amounts are comprised primarily of amortized restricted stock units.
3Represents 103,000 shares purchased in connection with employee tax withholding for restricted stock units vested under our 2012 Equity Incentive Plan.

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
Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in our condensed consolidated balance sheets. The aggregate liabilities recorded as of September 30, 2016, December 31, 2015 and September 30, 2015 related to these matters were approximately $0.7 million, $5.2 million and $9.2 million, respectively, and were primarily included in accrued expenses and other current liabilities. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, was immaterial as of September 30, 2016.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

14.	Business Segment Information
Summarized segment information is as follows (in thousands):

	Three Months Ended September 30,
	Construction	Large Project Construction	Construction Materials	Total
2016
Total revenue from reportable segments	$464,624	$249,345	$162,835	$876,804
Elimination of intersegment revenue	—	—	(72,899)	(72,899)
Revenue from external customers	464,624	249,345	89,936	803,905
Gross profit	71,530	23,519	12,625	107,674
Depreciation, depletion and amortization	6,162	1,821	6,168	14,151

2015
Total revenue from reportable segments	$427,018	$217,084	$165,771	$809,873
Elimination of intersegment revenue	—	—	(58,497)	(58,497)
Revenue from external customers	427,018	217,084	107,274	751,376
Gross profit	60,471	21,654	13,958	96,083
Depreciation, depletion and amortization	5,194	3,308	5,799	14,301

	Nine Months Ended September 30,
	Construction	Large Project Construction	Construction Materials	Total
2016
Total revenue from reportable segments	$1,005,457	$642,116	$327,108	$1,974,681
Elimination of intersegment revenue	—	—	(126,745)	(126,745)
Revenue from external customers	1,005,457	642,116	200,363	1,847,936
Gross profit	147,519	50,678	21,923	220,120
Depreciation, depletion and amortization	16,032	4,809	17,364	38,205
Segment assets	156,458	322,800	290,898	770,156

2015
Total revenue from reportable segments	$921,143	$590,282	$332,920	$1,844,345
Elimination of intersegment revenue	—	—	(103,478)	(103,478)
Revenue from external customers	921,143	590,282	229,442	1,740,867
Gross profit	119,950	53,669	25,593	199,212
Depreciation, depletion and amortization	14,752	8,311	16,806	39,869
Segment assets	140,493	271,878	300,739	713,110
A reconciliation of segment gross profit to consolidated income before provision for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Total gross profit from reportable segments	$107,674	$96,083	$220,120	$199,212
Selling, general and administrative expenses	54,194	45,262	159,032	143,811
Gain on sales of property and equipment	(398)	(804)	(2,364)	(2,090)
Other (income) expense	(912)	1,766	(3,024)	6,234
Income before provision for income taxes	$54,790	$49,859	$66,476	$51,257

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The four primary economic drivers of our business are (i) the overall health of the economy; (ii) federal, state and local public funding levels; (iii) population growth resulting in public and private development; and (iv) the need to replace or repair aging infrastructure. Changes in these drivers can either reduce our revenues and/or gross profit margins or provide opportunities for revenue growth and gross profit margin improvement.

Current Economic Environment and Outlook
Both public and private markets remain highly competitive. Private market activity, across geographies and end markets, continues to drive growth opportunities. Current record backlog of $3.8 billion reflects positive steady trends, against a backdrop of modest economic growth. We continue to anticipate positive demand impact from improved public-spending trends in 2017 and beyond, which we expect will result primarily in growth opportunities for our Construction and Construction Materials segments.
To date, we believe the five-year Fixing America’s Surface Transportation (“FAST”) Act has been a stabilizing force for state departments of transportation. It has improved their visibility and their planning, but it is not yet a growth catalyst. Public transportation investment continues to lag demand, with bidding activity steady and stable. In California, a unified industry continues to work with elected officials to garner support for incremental investment. We believe that significant, long-term transportation funding solutions in California are achievable either after Election Day or early in 2017.
The market for our Large Project Construction segment remains robust. As we prioritize the tens of billions of dollars’ worth of future North American projects, we expect to build and maintain a broad roster from $10 billion to $20 billion of bidding opportunities over a rolling, two-year period for the foreseeable future. We are focused on appropriately managing risk in all of our bidding opportunities, allowing us to focus on projects with appropriate returns relative to risks.
Results of Operations
Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations of a given quarter are not indicative of the results to be expected for the full year.
The following table presents a financial summary for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Total revenue	$803,905	$751,376	$1,847,936	$1,740,867
Gross profit	107,674	96,083	220,120	199,212
Operating income	53,878	51,625	63,452	57,491
Total other (income) expense	(912)	1,766	(3,024)	6,234
Amount attributable to non-controlling interests	(982)	(1,421)	(5,987)	(1,297)
Net income attributable to Granite Construction Incorporated	37,105	30,759	40,047	31,812
Revenue
Total Revenue by Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2016		2015		2016		2015
Construction	$464,624	57.8%	$427,018	56.8%	$1,005,457	54.5%	$921,143	52.9%
Large Project Construction	249,345	31.0	217,084	28.9	642,116	34.7	590,282	33.9
Construction Materials	89,936	11.2	107,274	14.3	200,363	10.8	229,442	13.2
Total	$803,905	100.0%	$751,376	100.0%	$1,847,936	100.0%	$1,740,867	100.0%

Construction Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2016		2015		2016		2015
California:
Public sector	$118,887	25.5%	$124,628	29.2%	$272,233	27.2%	$283,099	30.7%
Private sector	55,739	12.0	34,105	8.0	131,197	13.0	78,989	8.6
Northwest:
Public sector	192,180	41.4	176,711	41.4	361,026	35.9	335,639	36.4
Private sector	31,386	6.8	30,035	7.0	69,778	6.9	79,855	8.7
Heavy Civil[1]	7,119	1.5	7,195	1.7	16,914	1.7	22,284	2.4
Kenny:
Public sector	47,671	10.3	33,208	7.8	114,828	11.4	67,084	7.3
Private sector	11,642	2.5	21,136	4.9	39,481	3.9	54,193	5.9
Total	$464,624	100.0%	$427,018	100.0%	$1,005,457	100.0%	$921,143	100.0%
1For the periods presented, this Construction revenue was earned only from the public sector.
Construction revenue for the three and nine months ended September 30, 2016 increased by $37.6 million, or 8.8%, and $84.3 million, or 9.2%, respectively, compared to the same periods in 2015. The increases were primarily due to an increase in awards in the private sector of the California operating group and an increase in beginning contract backlog in the Northwest operating group and in the Kenny operating group public sector. These increases were partially offset by jobs nearing completion without the replacement of new work in the Kenny operating group private sector and, during the nine months, decreased bid activity in the California operating group public sector and the Northwest operating group private sector.
Large Project Construction Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2016		2015		2016		2015
Heavy Civil[1]	$202,844	81.3%	$161,266	74.3%	$509,876	79.5%	$441,666	74.8%
Northwest[1]	10,751	4.3	11,524	5.3	23,888	3.7	35,835	6.1
California[1]	8,986	3.6	6,938	3.2	23,942	3.7	17,880	3.0
Kenny
Public sector	18,899	7.6	19,762	9.1	66,206	10.3	59,493	10.1
Private sector	7,865	3.2	17,594	8.1	18,204	2.8	35,408	6.0
Total	$249,345	100.0%	$217,084	100.0%	$642,116	100.0%	$590,282	100.0%
1For the periods presented, this Large Project Construction revenue was earned only from the public sector.
Large Project Construction revenue for the three and nine months ended September 30, 2016 increased by $32.3 million, or 14.9%, and $51.8 million, or 8.8%, respectively, compared to the same periods in 2015. The increases were primarily due to progress on new projects in the Heavy Civil operating group, California group and, during the nine months, in the Kenny operating group public sector. The increases were partially offset by decreases in the Northwest operating group and Kenny operating group private sector from the completion of projects in late 2015 while new awards were in their early stages.
Construction Materials Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2016		2015		2016		2015
California	$46,185	51.4%	$69,279	64.6%	$112,575	56.2%	$146,487	63.8%
Northwest	43,751	48.6	37,995	35.4	87,788	43.8	82,955	36.2
Total	$89,936	100.0%	$107,274	100.0%	$200,363	100.0%	$229,442	100.0%
Construction Materials revenue for the three and nine months ended September 30, 2016 decreased by $17.3 million, or 16.2%, and $29.1 million, or 12.7%, respectively, compared to the same periods in 2015 due to a decline in external volume in the California operating group partially offset by an increase in the Northwest operating group from increased sales volume at higher sales prices. However, internal sales volumes increased during the periods as a result of an increase in the use of materials by our Construction segment projects.

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
Total Contract Backlog by Segment

(dollars in thousands)	September 30, 2016		June 30, 2016		September 30, 2015
Construction	$1,102,147	29.3%	$1,144,965	30.5%	$866,567	28.1%
Large Project Construction	2,662,399	70.7	2,606,019	69.5	2,222,085	71.9
Total	$3,764,546	100.0%	$3,750,984	100.0%	$3,088,652	100.0%
Construction Contract Backlog

(dollars in thousands)	September 30, 2016		June 30, 2016		September 30, 2015
California:
Public sector	$254,833	23.1%	$291,704	25.5%	$319,448	36.8%
Private sector	84,741	7.7	54,761	4.8	47,902	5.5
Northwest:
Public sector	295,581	26.8	340,673	29.8	189,887	21.9
Private sector	30,832	2.8	31,476	2.7	26,082	3.0
Heavy Civil
Public sector	102,283	9.3	97,390	8.5	88,067	10.2
Private sector	4,748	0.4	—	—	—	—
Kenny:
Public sector	284,601	25.9	300,076	26.2	121,893	14.1
Private sector	44,528	4.0	28,885	2.5	73,288	8.5
Total	$1,102,147	100.0%	$1,144,965	100.0%	$866,567	100.0%
Construction contract backlog of $1.1 billion at September 30, 2016 was $42.8 million, or 3.7%, lower than at June 30, 2016 due to completion of existing projects in the public sector of California, Northwest and Kenny operating groups. Decreases were partially offset by new awards in the Heavy Civil operating group and in the private sector of the California and Kenny operating groups. Significant new awards during the three months ended September 30, 2016, included a $28.7 million federal airfield repair and repave project in Kentucky, a $22.7 million bridge reconstruction project in Illinois and a $39.3 million new rail station sub-contract in Washington.

Large Project Construction Contract Backlog

(dollars in thousands)	September 30, 2016		June 30, 2016		September 30, 2015
Heavy Civil[1]	$1,905,434	71.6%	$1,783,863	68.5%	$1,771,404	79.7%
Northwest[1]	101,013	3.8	110,556	4.2	76,959	3.5
California[1]	104,810	3.9	136,316	5.2	7,006	0.3
Kenny:
Public sector[2]	471,067	17.7	487,344	18.7	291,731	13.1
Private sector	80,075	3.0	87,940	3.4	74,985	3.4
Total	$2,662,399	100.0%	$2,606,019	100.0%	$2,222,085	100.0%
1For the periods presented, this Large Project Construction contract backlog was related to contracts with public agencies.
2As of September 30, 2016, June 30, 2016 and September 30, 2015, $0.9 million, $3.5 million and $20.1 million, respectively, of the Kenny public sector contract backlog was translated from Canadian dollars to U.S. dollars at the spot rate in effect at the reporting date.
Large Project Construction contract backlog of $2.7 billion as of September 30, 2016 was $56.4 million, or 2.2%, higher than at June 30, 2016, due to new awards in the Heavy Civil operating group partially offset by progress on existing projects in all other operating groups. New awards during the three months ended September 30, 2016 included our $291.6 million share of a rail project in Hawaii.
Non-controlling partners’ share of Large Project Construction contract backlog as of September 30, 2016, June 30, 2016, and September 30, 2015 was $155.0 million, $158.6 million and $80.1 million, respectively.
Gross Profit
Although uncommon, revenue in an amount equal to cost incurred is recognized if there is not sufficient information to determine the estimated profit on the project with a reasonable level of certainty. During the three and nine months ended September 30, 2016 and September 30, 2015, there was sufficient information to determine the estimated profit on all of our projects with a reasonable level of certainty. Gross profit can vary significantly in periods where previously deferred profit is recognized on one or more projects or, conversely, if we have outstanding claims that are not probable or estimable.
The following table presents gross profit by business segment for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Construction	$71,530	$60,471	$147,519	$119,950
Percent of segment revenue	15.4%	14.2%	14.7%	13.0%
Large Project Construction	23,519	21,654	50,678	53,669
Percent of segment revenue	9.4	10.0	7.9	9.1
Construction Materials	12,625	13,958	21,923	25,593
Percent of segment revenue	14.0	13.0	10.9	11.2
Total gross profit	$107,674	$96,083	$220,120	$199,212
Percent of total revenue	13.4%	12.8%	11.9%	11.4%
Construction gross profit for the three and nine months ended September 30, 2016 increased by $11.1 million, or 18.3%, and $27.6 million, or 23.0%, respectively, compared to the same periods in 2015. Construction gross profit as a percentage of segment revenue for the three and nine months ended September 30, 2016 increased to 15.4% from 14.2% and to 14.7% from 13.0%, respectively, when compared to the same periods in 2015. The increases during the nine months ended September 30, 2016 were primarily due to increased revenue volume and margin improvement from increased private sector projects and increased margin on contract backlog at the beginning of each 2016 period compared to 2015. The increases during the nine months ended September 30, 2016 were partially offset by decreases from estimated probable cost recoveries on claims and net changes from revisions in estimates (see Note 3 of “Notes to the Condensed Consolidated Financial Statements”).

Large Project Construction gross profit for the three and nine months ended September 30, 2016 increased by $1.9 million, or 8.6%, and decreased by $3.0 million, or 5.6%, respectively, when compared to the same periods in 2015. Large Project Construction gross profit as a percentage of segment revenue for the three and nine months ended September 30, 2016 decreased to 9.4% from 10.0% and to 7.9% from 9.1%, respectively, when compared to the same periods in 2015. The decreases were primarily due to net changes from revisions in estimates (see Note 3 of “Notes to the Condensed Consolidated Financial Statements”). Progress on projects that began in late 2015 and early 2016 partially offset the net decreases from revisions in estimates.
Construction Materials gross profit for the three and nine months ended September 30, 2016 decreased by $1.3 million, or 9.6%, and $3.7 million, or 14.3%, respectively, when compared to same periods in 2015. The decrease was primarily due to a decline in external sales volumes partially offset by a decrease in costs.
Selling, General and Administrative Expenses
The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Selling
Salaries and related expenses	$10,831	$9,546	$35,040	$32,243
Other selling expenses	3,193	2,480	7,287	7,064
Total selling	14,024	12,026	42,327	39,307
General and administrative
Salaries and related expenses	21,915	17,764	58,815	52,153
Restricted stock unit amortization	1,550	898	9,763	4,887
Other general and administrative expenses	16,705	14,574	48,127	47,464
Total general and administrative	40,170	33,236	116,705	104,504
Total selling, general and administrative	$54,194	$45,262	$159,032	$143,811
Percent of revenue	6.7%	6.0%	8.6%	8.3%
Selling, general and administrative expenses for the three and nine months ended September 30, 2016 increased $8.9 million, or 19.7%, and $15.2 million, or 10.6%, respectively, compared to the same periods in 2015.
Selling Expenses
Selling expenses include the costs for estimating and bidding, business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses during the three and nine months ended September 30, 2016 increased $2.0 million, or 16.6%, and $3.0 million, or 7.7%, respectively, compared to the same periods in 2015 primarily due to increases in salaries and related expenses from increased bidding activity.
General and Administrative Expenses
General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. These costs include variable cash and restricted stock performance-based incentives for select management personnel on which our compensation strategy heavily relies. The cash portion of these incentives is expensed when earned while the restricted stock portion is expensed as earned over the vesting period of the restricted stock award (generally three years; however, immediate vesting may apply to certain awards pursuant to the 2012 Equity Incentive Plan). Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses. Total general and administrative expenses for the three and nine months ended September 30, 2016 increased $6.9 million, or 20.9% and $12.2 million, or 11.7%, respectively, compared to the same periods in 2015 primarily due to an increase in salaries and related expenses from increased incentive compensation and related costs associated with higher net income. The increase during the three months ended September 30, 2016 also included an increase in other general and administrative expenses from a change in the fair market value of our Non-Qualified Deferred Compensation plan liability, which is offset in other (income) expense. In addition, the increase during the nine months ended September 30, 2016 was due to an increase in restricted stock unit amortization from awards issued in the first quarter of 2016, a portion of which immediately vested.

Other (Income) Expense
The following table presents the components of other (income) expense for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Interest income	$(790)	$(591)	$(2,424)	$(1,561)
Interest expense	3,034	3,485	9,270	10,966
Equity in income of affiliates	(2,424)	(1,155)	(4,583)	(1,762)
Other (income) expense, net	(732)	27	(5,287)	(1,409)
Total other (income) expense	$(912)	$1,766	$(3,024)	$6,234
Interest expense for the three and nine months ended September 30, 2016 decreased $0.5 million and $1.7 million, respectively, when compared to the same periods in 2015 primarily due to a reduction of the principal balance of our 2019 Notes (as defined in the Senior Notes Payable section below) from payments made in late 2015. Equity in income of affiliates for the three and nine months ended September 30, 2016 increased $1.3 million and $2.8 million, respectively, when compared to the same periods in 2015 primarily due to income associated with an unconsolidated real estate affiliate and with the non-real estate entity. Other (income) expense, net for the three and nine months ended September 30, 2016 increased $0.8 million and $3.9 million, respectively, when compared to the same periods in 2015 primarily due to changes in the fair market values of our interest rate swap and Non-Qualified Deferred Compensation plan assets as well as a gain associated with a consolidated real estate entity for the nine month period.
Income Taxes
The following table presents the provision for income taxes for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Provision for income taxes	$16,703	$17,679	$20,442	$18,148
Effective tax rate	30.5%	35.5%	30.8%	35.4%
We calculate our income tax provision at the end of each interim period by estimating our annual effective tax rate and applying that rate to our year-to-date ordinary earnings. The effect of changes in enacted tax laws, tax rates or tax status is recognized in the interim period in which the change occurs.
Our effective tax rate for the three and nine months ended September 30, 2016 decreased to 30.5% from 35.5% and to 30.8% from 35.4%, respectively, when compared to the same periods in 2015. These changes were primarily due to an increase in non-controlling interests and an increase in the domestic production activities deduction for the three and nine months ended September 30, 2016 when compared to the same periods in 2015.
Amount Attributable to Non-controlling Interests
The following table presents the amount attributable to non-controlling interests in consolidated subsidiaries for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Amount attributable to non-controlling interests	$(982)	$(1,421)	$(5,987)	$(1,297)
The amount attributable to non-controlling interests represents the non-controlling owners’ share of the income or loss of our consolidated construction joint ventures and real estate entities. The change for the nine months ended September 30, 2016 was primarily due to the estimated recovery of back charge claims in 2016 and income from a consolidated construction joint venture awarded in the third quarter of 2015.
Certain Legal Proceedings
As discussed in Note 13 of “Notes to the Condensed Consolidated Financial Statements,” under certain circumstances the resolution of certain legal proceedings to which we are subject could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations, cash flows and/or liquidity.

Liquidity and Capital Resources
The timing differences between our cash inflows and outflows require us to maintain adequate levels of working capital. We believe our cash and cash equivalents, short-term investments, available borrowing capacity and cash expected to be generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations for the next twelve months. We maintain a collateralized credit facility of $296.3 million, of which $189.8 million was available at September 30, 2016, to provide capital needs to fund growth opportunities, either internal or generated through acquisitions (see Credit Agreement discussion below) or to pay installments on our 2019 Notes (see Senior Notes Payable discussion below). We do not anticipate that this credit facility will be required to fund future working capital needs associated with our existing operations. If we experience a prolonged change in our business operating results or make a significant acquisition, we may need to acquire additional sources of financing, which, if available, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available on terms acceptable to us.
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
The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated joint ventures (“CCJVs”), as of the respective dates:

(in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Cash and cash equivalents excluding consolidated joint ventures	$102,422	$206,626	$180,733
Consolidated construction joint venture cash and cash equivalents[1]	47,803	46,210	41,052
Total consolidated cash and cash equivalents	150,225	252,836	221,785
Short-term and long-term marketable securities[2]	107,771	105,695	88,253
Total cash, cash equivalents and marketable securities	$257,996	$358,531	$310,038

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
Granite’s portion of consolidated joint venture cash and cash equivalents was $29.2 million, $28.9 million and $26.1 million as of September 30, 2016, December 31, 2015 and September 30, 2015, respectively. Granite’s portion of unconsolidated joint venture cash and cash equivalents was $150.9 million, $127.8 million and $140.1 million as of September 30, 2016, December 31, 2015 and September 30, 2015, respectively. The assets of each consolidated and unconsolidated construction joint venture relate solely to that joint venture. The decision to distribute joint venture assets must generally be made jointly by a majority of the members and, accordingly, these assets, including those associated with estimated cost recovery of customer affirmative claims and back charge claims, are generally not available for the working capital needs of Granite until distributed.
Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends on our capital stock. We may also from time to time prepay or repurchase outstanding indebtedness and acquire assets or businesses that are complementary to our operations.

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2016	2015
Net cash (used) in provided by:
Operating activities	$(20,300)	$(8,129)
Investing activities	(60,777)	(5,368)
Financing activities	(21,534)	(20,679)
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
Cash used in operating activities of $20.3 million for the nine months ended September 30, 2016 represents a $12.2 million increase from the cash used in operating activities during the same period in 2015. The change was primarily due to a $28.4 million increase in cash used in working capital primarily due to increases from CCJVs and in inventory from increased demand. The increase from working capital was offset by an $8.1 million increase in net income after adjusting for non-cash items and an $8.1 million decrease in net contributions to unconsolidated joint ventures.
Cash used in investing activities of $60.8 million for the nine months ended September 30, 2016 represents a $55.4 million increase in the cash used in investing activities during the same period in 2015. The change was primarily due to an increase in purchases, net of sales proceeds, of property and equipment (see Capital Expenditures discussion below) and in purchases, net of maturities, of marketable securities.
Cash used in financing activities of $21.5 million for the nine months ended September 30, 2016 represents a $0.9 million increase in the cash used in financing activities during the same period in 2015. The change was primarily due to a $1.6 million increase in repurchases of common stock related to shares surrendered to pay taxes for vested restricted stock and $3.4 million increase in long-term debt principal payments partially offset by a $3.3 million increase in net contributions from non-controlling partners related to consolidated joint ventures.
Capital Expenditures
During the nine months ended September 30, 2016, we had capital expenditures of $67.9 million compared to $26.1 million during the same period in 2015. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate 2016 capital expenditures to be between $80.0 million and $90.0 million, including approximately $30.0 million of job specific equipment for our Large Project Construction segment, of which approximately $7.0 million is our CCJVs partners’ share.
Derivatives
We recognize derivative instruments as either assets or liabilities in the condensed consolidated balance sheets at fair value using Level 2 inputs.
In January 2016, we entered into an interest rate swap designed to convert the interest rate on our term loan from a variable to fixed rate (See Credit Agreement section below).
In March 2014, we entered into an interest rate swap designed to convert the interest rate on our 2019 Notes (as defined below) from a fixed to variable rate (See Senior Notes Payable section below).
Our diesel and natural gas commodity swaps were settled in October 2015. As of September 30, 2015, the fair value of these swaps was $0.7 million and was included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. During both the three and nine months ended September 30, 2015, we recorded net losses of $0.4 million on these swaps which were included in other (income) expense, net in our condensed consolidated statements of operations.

Credit Agreement
As of September 30, 2016, we had a $296.3 million credit facility, of which $200.0 million was a revolving credit facility and $96.3 million was a term loan that matures on October 28, 2020 (the “Maturity Date”) and has a sublimit for letters of credit of $100.0 million (the “Credit Agreement”).
Of the original $100.0 million term loan, we paid 1.25% of the principal balance during each of the three months ended March 30, 2016, June 30, 2016 and September 30, 2016. Of the remaining $96.3 million, 1.25% of the original principal balance is due in eight quarterly installments, 2.50% of the original principal balance is due in nine quarterly installments beginning in December 2018 and the remaining balance is due on the Maturity Date. As of September 30, 2016, $91.3 million of the $96.3 million term loan was included in long-term debt and the remaining $5.0 million was included in current maturities of long-term debt on the consolidated balance sheets.
As of September 30, 2016, the total stated amount of all issued and outstanding letters of credit under credit facility was $10.2 million. The total unused availability under the Credit Agreement was $189.8 million. The letters of credit will expire between October 2016 and March 2017.
Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on certain financial ratios calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin was 1.75% for loans bearing interest based on LIBOR and 0.75% for loans bearing interest at the base rate at September 30, 2016. Accordingly, the effective interest rate using three-month LIBOR and base rate was between 2.60% and 4.25%, respectively, at September 30, 2016 and we elected to use LIBOR.
As of September 30, 2016, the fair value of the cash flow hedge that we entered into in January 2016, was $1.3 million and was included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. During the three and nine months ended September 30, 2016, the unrealized gains and losses, net of taxes, on the effective portion were $0.4 million and $1.0 million, respectively, and were reported as a component of accumulated other comprehensive loss. During the three and nine months ended September 30, 2016 there was no ineffective portion and the interest expense reclassified from accumulated other comprehensive loss was $0.1 million and $0.2 million, respectively.
The Credit Agreement provides for the release of the liens securing the obligations, at our option and expense, so long as certain conditions as defined by the terms in the Credit Agreement are satisfied (“Collateral Release Period”). However, if subsequent to exercising the option, our Consolidated Fixed Charge Coverage Ratio is less than 1.25 or our Consolidated Leverage Ratio is greater than 2.50, then we would be required to promptly re-pledge substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement. As of September 30, 2016, the conditions for the exercise of our right under the Credit Agreement to have liens released were not satisfied.
Senior Notes Payable
As of September 30, 2016, senior notes payable in the amount of $160.0 million were due to a group of institutional holders in four remaining equal annual installments from 2016 through 2019 and bear interest at 6.11% per annum (“2019 Notes”). Of the $40.0 million due for the 2016 installment of the 2019 Notes, $30.0 million is included in long-term debt on the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, as we have the ability and intent to pay this installment using borrowings under the Credit Agreement or by obtaining other sources of financing. As of September 30, 2016 and December 31, 2015, $10.0 million of the outstanding 2019 Notes was included in current maturities of long-term debt and the remaining $150.0 million was included in long-term debt on the condensed consolidated balance sheets.
As of September 30, 2016, December 31, 2015 and September 30, 2015, the fair value of the interest rate swap that we entered into in March 2014, was $1.1 million, $0.6 million and $2.1 million and was included in other current assets on the condensed consolidated balance sheets. During the three and nine months ended September 30, 2016, we recorded net losses of $0.6 million and net gains of $1.0 million, respectively, and during the three and nine months ended September 30, 2015 we recorded net gains of $1.2 million and $2.5 million, respectively. These net gains and losses were included in other (income) expense, net on our condensed consolidated statements of operations.

Surety Bonds and Real Estate Mortgages
We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At September 30, 2016, approximately $3.5 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.
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
As of September 30, 2016 and pursuant to the definitions in the agreements, our Consolidated Tangible Net Worth was $864.7 million, which exceeded the minimum of $691.3 million and our Consolidated Leverage Ratio was 1.65, which did not exceed the maximum of 3.00. Our Consolidated Interest Coverage Ratio was 11.74, which exceeded the minimum of 4.00.
As of September 30, 2016, we were in compliance with all covenants contained in the Credit Agreement and related to the 2019 Notes. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.
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
Evaluation of Disclosure Controls and Procedures
Our management carried out, as of September 30, 2016, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
During the quarter ended September 30, 2016, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended September 30, 2016:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
July 1, 2016 through July 31, 2016	109	$44.97	—	$200,000,000
August 1, 2016 through August 31, 2016	417	$50.33	—	$200,000,000
September 1, 2016 through September 30, 2016	1,613	$46.57	—	$200,000,000
	2,139	$47.22	—
1The number of shares purchased is in connection with employee tax withholding for units vested under our 2012 Equity Incentive Plan.
2On April 7, 2016, the Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion, which replaced the former authorization including the amount available. We did not purchase shares under the share purchase plan in any of the periods presented. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors.

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

GRANITE CONSTRUCTION INCORPORATED

Date:	October 28, 2016	By:	/s/ Laurel J. Krzeminski
Laurel J. Krzeminski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)