Form 10-K
period 2016-12-31
GRANITE CONSTRUCTION INC
filed 2017-02-17
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $1.8 billion as of June 30, 2016, based upon the price at which the registrant’s Common Stock was last sold as reported on the New York Stock Exchange on such date.
At February 15, 2017, 39,624,986 shares of Common Stock, par value $0.01, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of Granite Construction Incorporated to be held on June 8, 2017, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.

Index
 PART I

PART II

PART III

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
EXHIBIT 21
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32
EXHIBIT 95
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.CAL
EXHIBIT 101.DEF
EXHIBIT 101.LAB
EXHIBIT 101.PRE
Item 16.	FORM 10-K SUMMARY

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
We deliver infrastructure solutions for public and private clients primarily in the United States. We are one of the largest diversified heavy civil contractors and construction materials producers in the United States. We operate nationwide, serving both public and private sector clients. Within the public sector, we primarily concentrate on heavy-civil infrastructure projects, including the construction of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, trenchless and underground utilities, power-related facilities, water and wastewater facilities, utilities, tunnels, dams and other infrastructure-related projects. Within the private sector, we perform site preparation and infrastructure services for residential development, energy development, commercial and industrial sites, and other facilities, as well as provide construction management professional services.
Operating Structure
Our business is organized into three reportable business segments. These business segments are: Construction, Large Project Construction and Construction Materials. See Note 18 of “Notes to the Consolidated Financial Statements” for additional information about our reportable business segments.
In addition to business segments, we review our business by operating groups and by public and private market sectors. Our operating groups are defined as follows: (i) California; (ii) Northwest, which primarily includes offices in Alaska, Arizona, Nevada, Utah and Washington; (iii) Heavy Civil, which primarily includes offices in California, Florida, New York and Texas; and (iv) Kenny, which primarily includes offices in Illinois. Each of these operating groups includes financial results from our Construction and Large Project Construction segments. A project’s results are reported in the operating group that is responsible for the project, not necessarily the geographic area where the work is located. In some cases, the operations of an operating group include the results of work performed outside of that geographic region. Our California and Northwest operating groups include financial results from our Construction Materials segment.

Construction: Revenue from our Construction segment was $1.4 billion and $1.3 billion (54.3% and 53.3% of our total revenue) in 2016 and 2015, respectively. Revenue from our Construction segment is derived from both public and private sector clients. The Construction segment performs construction management, as well as various civil construction projects with a large portion of the work focused on new construction and improvement of streets, roads, highways, bridges, site work, underground, power-related facilities, water-related facilities, utilities and other infrastructure projects. These projects are typically bid-build projects completed within two years with a contract value of less than $75 million.
Large Project Construction: Revenue from our Large Project Construction segment was $888.2 million and $812.7 million (35.3% and 34.3% of our total revenue) in 2016 and 2015, respectively. The Large Project Construction segment focuses on large, complex infrastructure projects which typically have a longer duration than our Construction segment work. These projects include major highways, mass transit facilities, bridges, tunnels, waterway locks and dams, pipelines, canals, power-related facilities, water-related facilities, utilities and airport infrastructure. This segment primarily includes bid-build, design-build and construction management/general contractor contracts, together with various contract methods relating to public-private partnerships, generally with contract values in excess of $75 million.
We utilize design-build, construction management/general contractor, construction management at-risk, and other alternative procurement methods of project delivery. Unlike traditional bid-build projects where owners first hire a design firm or design a project themselves and then put the project out to bid for construction, design-build projects provide the owner with a single point of responsibility and a single contact for both final design and construction. Although design-build projects carry additional risk as compared to traditional bid-build projects, the profit potential can also be higher. Under the construction management/general contractor and construction management at-risk methods of delivery, we contract with owners to assist the owner during the design phase of the contract with constructability efficiencies, with the understanding that we will negotiate a contract on the construction phase when the design nears completion. Revenue from alternative procurement method projects represented 81.0% and 83.6% of Large Project Construction revenue in 2016 and 2015, respectively.
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
Construction Materials: Revenue from our Construction Materials segment to third parties was $261.2 million and $295.6 million (10.4% and 12.5% of our total revenue) in 2016 and 2015, respectively. The Construction Materials segment mines and processes aggregates and operates plants that produce construction materials for internal use and for sale to third parties. We have significant aggregate reserves that we own or lease through long-term leases. Sales to our construction projects represented 38.5% of our combined internal and external Construction Materials sales during 2016, and ranged from 30.5% to 43.2% over the last five years. The remainder is sold to third parties.
Business Strategy
Our business strategy is to consistently deliver ideas, innovations, products and services to our clients to power today’s mobile society by executing entrepreneurial market strategies that leverage the benefits of our company-wide resources and our core values. Our most fundamental objective is to increase long-term shareholder value as measured by the appreciation of the value of our common stock over a period of time, as well as dividend payouts. In alphabetical order, the following are key factors in our ability to achieve these objectives:
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
Dedicated Construction Equipment - We own and lease a large fleet of well-maintained heavy construction equipment. Dedicated access to a large pool of construction equipment enables us to compete more effectively by ensuring availability and maximizing returns on investment of the equipment.

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
Performance-based Incentives - Managers are incentivized with cash compensation and restricted stock unit equity awards, payable upon the attainment of pre-established annual financial and non-financial metrics.
Risk-Balanced Growth - We intend to grow our business by working on many types of infrastructure projects, as well as by expanding into new geographic areas and end markets organically and through acquisitions. Growth opportunities are evaluated relative to their incremental impact to the execution risk and profitability profile of our operating portfolio.
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
Safety - We believe the safety of our employees, the public and the environment is a moral obligation as well as good business. By identifying and concentrating resources to address jobsite hazards, we continually strive to eliminate our incident rates and the costs associated with accidents.
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
Customers
Customers in our Construction segment include certain federal agencies, state departments of transportation, county and city public works departments, school districts and developers, utilities and private owners of industrial, commercial and residential sites. Customers of our Large Project Construction and Construction segments are predominantly in the public sector and currently include various state departments of transportation, local transit authorities, utilities and federal agencies. Customers of our Construction Materials segment include internal usage by our own construction projects, as well as third-party customers. Our third party customers include, but, are not limited to, contractors, landscapers, manufacturers of products requiring aggregate materials, retailers, homeowners, farmers and brokers.

During the year ended December 31, 2016, our largest volume customer, including both prime and subcontractor arrangements, was the California Department of Transportation (“Caltrans”). Revenue recognized from contracts with Caltrans during 2016 represented $222.4 million (8.8% of our total revenue), of which $173.4 million (12.7% of segment revenue) was in the Construction segment and $48.7 million (5.5% of segment revenue) was in the Large Project Construction segment. During the years ended December 31, 2015 and 2014, our largest volume customers, including both prime and subcontractor arrangements, were the New York State Department of Transportation (“NYSDOT”) and Caltrans, respectively. Revenue recognized from contracts with NYSDOT during 2015 represented $199.0 million (8.4% of total revenue), all of which was in the Large Project Construction segment (24.5% of segment revenue). Revenue recognized from contracts with Caltrans during 2014 totaled $195.4 million (8.6% of total revenue), of which $178.7 million (15.1% of segment revenue) was in the Construction segment and $16.8 million (2.0% of segment revenue) was in the Large Project Construction segment.
Contract Backlog
Our contract backlog consists of the unearned revenue on awarded contracts, including 100% of our consolidated joint venture contracts and our proportionate share of unconsolidated joint venture contracts. We generally include a project in our contract backlog at the time it is awarded and to the extent we believe funding is probable. Certain government contracts where funding is appropriated on a periodic basis are included in contract backlog at the time of the award and when it is probable that the contract value will be funded and executed. Certain contracts contain contract options that are exercisable at the option of our customers without requiring us to go through an additional competitive bidding process or contain task orders that are signed under master contracts under which we perform work only when the customer awards specific task orders to us. Awarded contracts that include unexercised contract options and unissued task orders are included in contract backlog to the extent options are exercised or task order issuance is probable.
Substantially all of the contracts in our contract backlog, as well as unexercised contract options and unissued task orders, may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past (see “Contract Provisions and Subcontracting”). Many projects in our Construction segment are added to backlog and completed within the same fiscal year and therefore may not be reflected in our beginning or year-end contract backlog. Contract backlog by segment is presented in “Contract Backlog” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our contract backlog was $3.5 billion and $2.9 billion at December 31, 2016 and 2015, respectively. Approximately $1.9 billion of the December 31, 2016 contract backlog is expected to be completed during 2017.
Equipment
At December 31, 2016 and 2015, we owned the following number of construction equipment and vehicles:

December 31,	2016	2015
Heavy construction equipment	1,934	1,964
Trucks, truck-tractors, trailers and vehicles	3,503	3,440
Our portfolio of equipment includes backhoes, barges, bulldozers, cranes, excavators, loaders, motor graders, pavers, rollers, scrapers, trucks, special equipment for pipeline rehabilitation and tunnel boring machines that are used in our Construction, Large Project Construction and Construction Materials segments. We pool certain equipment to maximize utilization. We continually monitor and adjust our fleet size so that it is consistent with the size of our business, considering both existing contract backlog and expected future work. We lease or rent equipment to supplement our portfolio of equipment in response to construction activity cycles. In 2016 and 2015, we spent $65.1 million and $20.0 million, respectively, on purchases of construction equipment and vehicles. The increase in 2016 was primarily due to purchases to replace a mature construction equipment fleet, to replace trucks for California Air Resources Board (“CARB”) regulation compliance as well as $17.8 million of job specific equipment for our Large Project Construction segment of which approximately $9.4 million is our consolidated construction joint ventures (“CCJVs”) partners’ share.
Employees
On December 31, 2016, we employed approximately 2,000 salaried employees who work in management, estimating and clerical capacities, plus approximately 1,400 hourly employees. The total number of hourly personnel is subject to the volume of construction in progress and is seasonal. During 2016, the number of hourly employees ranged from approximately 1,400 to 3,300 and averaged approximately 2,700. Four of our wholly-owned subsidiaries, Granite Construction Company, Granite Construction Northeast, Inc., Granite Infrastructure Constructors, Inc., and Kenny Construction Company, are parties to craft collective bargaining agreements in many areas in which they work.
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
Contract Provisions and Subcontracting
Contracts with our customers are primarily “fixed unit price” or “fixed price.” Under fixed unit price contracts, we are committed to providing materials or services at fixed unit prices (for example, dollars per cubic yard of concrete placed or cubic yard of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, incorrect estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk that we may not be able to perform the work for the specified contract amount. The percentage of fixed price contracts in our contract backlog was 63.8% at December 31, 2016 compared with 67.2% at December 31, 2015. The percentage of fixed unit price contracts in our contract backlog was 30.8% and 28.1% at December 31, 2016 and 2015, respectively. All other contract types represented 5.4% and 4.7% of our contract backlog at December 31, 2016 and 2015, respectively.
With the exception of contract change orders and affirmative claims, which are typically sole-source, our construction contracts are primarily obtained through competitive bidding in response to solicitations by both public agencies and private parties and on a negotiated basis as a result of solicitations from private parties. Project owners use a variety of methods to make contractors aware of new projects, including posting bidding opportunities on agency websites, disclosing long-term infrastructure plans, advertising and other general solicitations. Our bidding activity is affected by such factors as the nature and volume of advertising and other solicitations, contract backlog, available personnel, current utilization of equipment and other resources and competitive considerations. Our contract review process includes identifying risks and opportunities during the bidding process and managing these risks through mitigation efforts such as contract negotiation, bid/no bid decisions, insurance and pricing. Contracts fitting certain criteria of size and complexity are reviewed by various levels of management and, in some cases, by the Executive Committee of our Board of Directors. Bidding activity, contract backlog and revenue resulting from the award of new contracts may vary significantly from period to period.

There are a number of factors that can create variability in contract performance as compared to the original bid. Such factors can positively or negatively impact costs and profitability, may cause higher than anticipated construction costs and can create additional liability to the contract owner. The most significant of these include:

•	the completeness and accuracy of the original bid;

•	costs associated with scope changes;

•	costs of labor and/or materials;

•	extended overhead and other costs due to owner, weather and other delays;

•	subcontractor performance issues;

•	changes in productivity expectations;

•	site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable);

•	changes from original design on design-build projects;

•	the availability and skill level of workers in the geographic location of the project;

•	a change in the availability and proximity of equipment and materials;

•	our ability to fully and promptly recover on affirmative claims and back charges for additional contract costs; and

•	the customer’s ability to properly administer the contract.
The ability to realize improvements on project profitability at times is more limited than the risk of lower profitability. For example, design-build projects typically incur additional costs such as right-of-way and permit acquisition costs. In addition, design-build contracts carry additional risks such as those associated with design errors and estimating quantities and prices before the project design is completed. We manage this additional risk by including contingencies to our bid amounts, obtaining errors and omissions insurance and obtaining indemnifications from our design consultants where possible. However, there is no guarantee that these risk management strategies will always be successful.
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
Joint Ventures
We participate in various construction joint ventures of which we are a limited member (“joint ventures”) in order to share expertise, risk and resources for certain highly complex projects. Generally, each construction joint venture is formed as a partnership or limited liability company to accomplish a specific project and is jointly controlled by the joint venture partners. We select our joint venture partners (“partner(s)”) based on our analysis of their construction and financial capabilities, expertise in the type of work to be performed and past working relationships, among other criteria. The joint venture agreements typically provide that our interests in any profits and assets, and our respective share in any losses and liabilities, that may result from the performance of the contract are limited to our stated percentage interest in the project.
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
We consolidate joint ventures where we have determined that through our participation we have a variable interest and are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, and related standards. Where we have determined we are not the primary beneficiary of a joint venture, we account for our share of the operations of jointly controlled construction joint ventures on a pro rata basis in revenue and cost of revenue in the consolidated statements of operations and in equity in construction joint ventures in the consolidated balance sheets. We account for non-construction joint ventures under the equity method of accounting and include our share of the operations in equity in income of affiliates in the consolidated statements of operations and in investment in affiliates in the consolidated balance sheets. We have been divesting equity method investments in real estate affiliates as part of our 2010 Enterprise Improvement Plan.

We also participate in various “line item” joint venture agreements under which each partner is responsible for performing certain discrete items of the total scope of contracted work. The revenue for these discrete items is defined in the contract with the project owner and each joint venture partner bears the profitability risk associated only with its own work. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We account for our portion of these contracts as revenues and cost of revenue in the consolidated statements of operations and in relevant balances in the consolidated balance sheets.
The agreements with our partner(s) for both construction joint ventures and line item joint ventures define each partner’s management role and financial responsibility in the project. The amount of operational exposure is generally limited to our stated ownership interest. However, due to the joint and several nature of the performance obligations under the related owner contracts, if one of the partners fails to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). We estimate our liability for performance guarantees for our unconsolidated and line item joint ventures and include them in accrued expenses and other current liabilities with a corresponding increase in equity in construction joint ventures in the consolidated balance sheets. We reassess our liability when and if changes in circumstances occur. The liability and corresponding asset are removed from the consolidated balance sheets upon completion and customer acceptance of the project. Circumstances that could lead to a loss under these agreements beyond our stated ownership interest include the failure of a partner to contribute additional funds to the venture in the event the project incurs a loss or additional costs that we could incur should a partner fail to provide the services and resources that it had committed to provide in the agreement. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.
At December 31, 2016, there was $5.0 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts, of which $1.6 billion represented our share and the remaining $3.4 billion represented our partners’ share. See Note 6 of “Notes to the Consolidated Financial Statements” for more information.
Insurance and Bonding
We maintain general and excess liability, construction equipment, workers’ compensation and medical insurance; all in amounts consistent with industry practice.
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

In July 2007, the CARB approved a regulation that will require California equipment owners/operators to reduce diesel particulate and nitrogen oxide emissions from in-use off-road diesel equipment and to meet progressively more restrictive emission targets from 2010 to 2020. In December 2008, CARB approved a similar regulation for in-use on-road diesel equipment that includes more restrictive emission targets from 2010 to 2022. The emission targets require California off-road and on-road diesel equipment owners to retrofit equipment with diesel emission control devices or replace equipment with new engine technology as it becomes available, which has resulted and will result in higher equipment-related expenses. In December 2010, CARB amended both regulations to grant economic relief to affected fleets by extending initial compliance dates as well as adding additional compliance requirements. To-date, costs to prepare the Company for compliance have totaled $24.5 million and costs of compliance in 2017 are estimated to be $0.8 million. We will continue to manage compliance costs; however, it is not possible to determine the total future cost of compliance.
As is the case with other companies in our industry, some of our aggregate products contain varying amounts of crystalline silica, a common mineral. Also, some of our construction and material processing operations release, as dust, crystalline silica that is in the materials being handled. Excessive, prolonged inhalation of very small-sized particles of crystalline silica has allegedly been associated with respiratory disease (including Silicosis). During 2016, the Occupational Safety and Health Administration (“OSHA”) implemented new and more stringent occupational exposure thresholds for crystalline silica exposure as respirable dust. In addition, the Mine Safety and Health Administration is proposing the identical rule as implemented by OSHA. We have implemented dust control procedures to measure compliance with requisite thresholds and to verify that respiratory protective equipment is made available as necessary. We also communicate, through safety data sheets and other means, what we believe to be appropriate warnings and cautions to employees and customers about the risks associated with excessive, prolonged inhalation of mineral dust in general and crystalline silica in particular (see “Item 1A. Risk Factors”). The scope of new exposure limits indicates that additional engineering controls, beyond providing respirators will be required to reduce potential exposure in response to the reduced exposure limits. The OSHA crystalline silica rule is currently being challenged in the courts. These rule changes are being tracked and monitored to evaluate potential future compliance costs; however, it is not possible at this time to determine the future cost of compliance.
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

Executive Officers of the Registrant
Information regarding our executive officers is set forth below.

Name	Age	Position
James H. Roberts	60	President and Chief Executive Officer
Christopher S. Miller	50	Executive Vice President and Chief Operating Officer
Laurel J. Krzeminski	62	Executive Vice President and Chief Financial Officer
Martin P. Matheson	55	Senior Vice President and Group Manager
James D. Richards	53	Senior Vice President and Group Manager
Dale Swanberg	54	Senior Vice President and Group Manager

Mr. Roberts joined Granite in 1981 and has served in various capacities, including President and Chief Executive Officer since September 2010. He also served as Executive Vice President and Chief Operating Officer from September 2009 through August 2010, Senior Vice President from May 2004 through September 2009, Granite West Manager from February 2007 through September 2009, Branch Division Manager from May 2004 through February 2007, Vice President and Assistant Branch Division Manager from 1999 to 2004, and Regional Manager of Nevada and Utah Operations from 1995 to 1999. Mr. Roberts served as Chairman of The National Asphalt Pavement Association in 2006. He received a B.S.C.E. in 1979 and an M.S.C.E. in 1980 from the University of California, Berkeley, and an M.B.A. from the University of Southern California in 1981. He also completed the Stanford Executive Program in 2009.
Mr. Miller has served as Granite’s Executive Vice President and Chief Operating Officer since August 2014. From June 2006 through July 2014, he served in various executive positions with CH2M HILL, including Managing Director, Global Operations; Managing Director, United Kingdom Ministry of Defense Programs; President, Government Facilities and Infrastructure Business Group; President, CH2M HILL Constructors, Inc. and Global Business Development and Planning Director. Prior to CH2M Hill, Mr. Miller served as Director of Federal Programs for Jacobs Engineering Group. From 1989 to 1995, Mr. Miller served in the United States Air Force in the Human Systems Division, Weapons System Program Office and the Air Force Center for Environmental Excellence. He received a B.A. in Biology from the University of Louisville and an M.S. in Civil Engineering from the University of Texas at San Antonio.
Ms. Krzeminski joined Granite in 2008 and has served as Chief Financial Officer since November 2010. She has served as Executive Vice President since December 2015, Senior Vice President from January 2013 through December 2015, Vice President from July 2008 through December 2012, Interim Chief Financial Officer from June 2010 to October 2010 and Corporate Controller from July 2008 through May 2010. From 1993 to 2007, she served in various corporate and operational finance positions with The Gillette Company (acquired by The Procter & Gamble Company in 2005), including Finance Director for the Duracell and Braun North American business units. Ms. Krzeminski also served as the Director of Gillette’s Sarbanes-Oxley Section 404 Compliance program and as Gillette’s Director of Corporate Financial Reporting. Ms. Krzeminski is currently a member of the board of directors of Terracon. Her experience also includes several years in public accounting with an international accounting firm. Ms. Krzeminski received a B.S. in Business Administration-Accounting from San Diego State University.
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
Mr. Swanberg joined Granite in 2015 and has served as Senior Vice President and Group Manager since January 1, 2017 and as Vice President and Deputy Group Manager since April 2015. In 2013, Mr. Swanberg served as the Chief Operating Officer of Flatiron Construction. Prior to Flatiron Construction, he served in various positions for the Walsh Group from 1985 to 2012, including as the President of the Heavy Civil Group. Mr. Swanberg received a B.S. in Civil Engineering from Bradley University in 1984.

Item 1A. RISK FACTORS
Set forth below and elsewhere in this report and in other documents we file with the SEC are various risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report or otherwise adversely affect our business.

•
Unfavorable economic conditions may have an adverse impact on our business. Volatility in the global financial system, deterioration in general economic activity, and fiscal, monetary and other policies that the U.S. government may enact, including infrastructure spending or Congress’ deficit reduction measures, may have an adverse impact on our business, financial position, results of operations, cash flows and liquidity. In particular, low tax revenues, budget deficits, financing constraints, including timing of long-term federal funding releases, and competing priorities could negatively impact the ability of government agencies to fund existing or new infrastructure projects in the public sector. In addition, these factors could have a material adverse effect on the financial market and economic conditions in the United States as well as throughout the world, which may limit our ability and the ability of our customers to obtain financing and/or could impair our ability to execute our acquisition strategy. In addition, levels of new commercial and residential construction projects could be adversely affected by oversupply of existing inventories of commercial and residential properties, low property values and a restrictive financing environment.

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

•
Government contracts generally have strict regulatory requirements. Approximately 83.7% of our Construction and Large Project Construction revenue in 2016 was derived from contracts funded by federal, state and local government agencies and authorities. Government contracts are subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance and accounting and often include express or implied certifications of compliance. Claims for civil or criminal fraud may be brought for violations of regulations, requirements or statutes. We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages. Further, if we fail to comply with any of the regulations, requirements or statutes or if we have a substantial number of accumulated Occupational Safety and Health Administration, Mine Safety and Health Administration or other workplace safety violations, our existing government contracts could be terminated and we could be suspended from government contracting or subcontracting, including federally funded projects at the state level. Should one or more of these events occur, it could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

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

•
Fixed price and fixed unit price contracts subject us to the risk of increased project cost. As more fully described in “Contract Provisions and Subcontracting” under “Item 1. Business,” the profitability of our fixed price and fixed unit price contracts can be adversely affected by a number of factors that can cause our actual costs to materially exceed the costs estimated at the time of our original bid. This could result in reduced profits or a loss for that project and there could be a material adverse impact to our financial position, results of operations, cash flows and liquidity.

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

•
Many of our contracts have penalties for late completion. In some instances, including many of our fixed price contracts, we guarantee that we will complete a project by a certain date. If we subsequently fail to complete the project as scheduled we may be held responsible for costs resulting from the delay, generally in the form of contractually agreed-upon liquidated damages. To the extent these events occur, the total cost of the project could exceed our original estimate and we could experience reduced profits or a loss on that project and there could be a material adverse impact to our financial position, results of operations, cash flows and liquidity.

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

•
Our joint venture contracts subject us to risks and uncertainties, some of which are outside of our control. As further described in Note 1 of “Notes to the Consolidated Financial Statements” and under “Item 1. Business; Joint Ventures,” we perform certain construction contracts as a limited member of joint ventures. Participating in these arrangements exposes us to risks and uncertainties, including the risk that if our partners fail to perform under joint and several liability contracts, we could be liable for completion of the entire contract. In addition, if our partners are not able or willing to provide their share of capital investment to fund the operations of the venture, there could be unanticipated costs to complete the projects, financial penalties or liquidated damages. These situations could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

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

•
Our failure to adequately recover on affirmative claims brought by us against project owners or other project participants (e.g., back charges against subcontractors) for additional contract costs could have a negative impact on our liquidity and future operations. In certain circumstances, we assert affirmative claims against project owners, engineers, consultants, subcontractors or others involved in a project for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of affirmative claims occur due to matters such as delays or changes from the initial project scope, both of which may result in additional costs. Often, these affirmative claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when and on what terms they will be fully resolved. The potential gross profit impact of recoveries for affirmative claims may be material in future periods when they, or a portion of them, become probable and estimable or are settled. When these types of events occur, we use working capital to cover cost overruns pending the resolution of the relevant affirmative claims and may incur additional costs when pursuing such potential recoveries. A failure to recover on these types of affirmative claims promptly and fully could have a negative impact on our financial position, results of operations, cash flows and liquidity. In addition, while clients and subcontractors may be obligated to indemnify us against certain liabilities, such third parties may refuse or be unable to pay us.

•
Failure to remain in compliance with covenants under our debt and credit agreements, service our indebtedness, or fund our other liquidity needs could adversely impact our business. Our debt and credit agreements and related restrictive and financial covenants are more fully described in Note 11 of “Notes to the Consolidated Financial Statements.” Our failure to comply with any of these covenants, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the applicable agreements.  Under certain circumstances, the occurrence of an event of default under one of our debt or credit agreements (or the acceleration of the maturity of the indebtedness under one of our agreements) may constitute an event of default under one or more of our other debt or credit agreements. Default under our debt and credit agreements could result in (i) us no longer being entitled to borrow under the agreements; (ii) termination of the agreements; (iii) the requirement that any letters of credit under the agreements be cash collateralized; (iv) acceleration of the maturity of outstanding indebtedness under the agreements; and/or (v) foreclosure on any collateral securing the obligations under the agreements. If we are unable to service our debt obligations or fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure (including through bankruptcy proceedings) or liquidate some or all of our assets in a manner that could cause holders of our securities to experience a partial or total loss of their investment in us.

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

•
We use certain commodity products that are subject to significant price fluctuations. Petroleum based products, such as fuels, lubricants, and liquid asphalt, are used to power or lubricate our equipment, operate our plants, and a significant ingredient in the asphaltic concrete we manufacture for sale to third parties and use in our asphalt paving construction projects. Although we are partially protected by asphalt or fuel price escalation clauses in some of our contracts, many contracts provide no such protection. We also use steel and other commodities in our construction projects that can be subject to significant price fluctuations. To mitigate these risks, we pre-purchase commodities, enter into supply agreements or enter into financial contracts to secure pricing.  Although we have not been significantly adversely affected by price fluctuations in the past, there is no guarantee that we will not be in the future.

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

•
Force majeure events, including natural disasters and terrorists’ actions, could negatively impact our business, which may affect our financial condition, results of operations or cash flows. Force majeure or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters, as well as terrorist actions, could negatively impact the economies in which we operate.  We typically negotiate contract language where we are allowed certain relief from force majeure events in private client contracts and review and attempt to mitigate force majeure events in both public and private client contracts. We remain obligated to perform our services after most extraordinary events subject to relief that may be available pursuant to a force majeure clause.  If we are not able to react quickly to force majeure events, our operations may be affected, which could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

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

•
A change in tax laws or regulations of any federal, state or international jurisdiction in which we operate could increase our tax burden and otherwise adversely affect our financial position, results of operations, cash flows and liquidity. We continue to assess the impact of various U.S. federal, state, local and international legislative proposals that could result in a material increase to our U.S. federal, state, local and/or international taxes. We cannot predict whether any specific legislation will be enacted or the terms of any such legislation. However, if such proposals were to be enacted, or if modifications were to be made to certain existing regulations, the consequences could have a material adverse impact on us, including increasing our tax burden, increasing our cost of tax compliance or otherwise adversely affecting our financial position, results of operations, cash flows and liquidity.

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

•
Our business strategy includes growing our international operations in Canada and U.S. Territories, which are subject to a number of special risks. As part of our strategic diversification efforts, we may enter into more construction contracts in Canada or U.S. Territories, which may subject us to a number of special risks unique to foreign countries and/or operations. Due to the special risks associated with non-U.S. operations, our exposure to such risks may not be proportionate to the percentage of our revenues attributable to such operations.

•	As a part of our growth strategy we have made and may make future acquisitions, and acquisitions involve many risks. These risks include:

◦	difficulties integrating the operations and personnel of the acquired companies;

◦	diversion of management’s attention from ongoing operations;

◦	potential difficulties and increased costs associated with completion of any assumed construction projects;

◦	insufficient revenues to offset increased expenses associated with acquisitions and the potential loss of key employees or customers of the acquired companies;

◦	assumption of liabilities of an acquired business, including liabilities that were unknown at the time the acquisition was negotiated;

◦	difficulties relating to assimilating the personnel, services, and systems of an acquired business and to assimilating marketing and other operational capabilities;

◦	increased burdens on our staff and on our administrative, internal control and operating systems, which may hinder our legal and regulatory compliance activities;

◦	difficulties in applying and integrating our system of internal controls to an acquired business;

◦	if we issue additional equity securities, such issuances could have the effect of diluting our earnings per share as well as our existing shareholders’ individual ownership percentages in the Company;

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
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
Quarry Properties
As of December 31, 2016, we had 39 active and 26 inactive permitted quarry properties available for the extraction of sand and gravel and hard rock, all of which are located in the western United States. All of our quarries are open-pit and are primarily accessible by road. We process aggregates into construction materials for internal use and for sale to third parties. Our plant equipment is powered mostly by electricity provided by local utility companies. The following map shows the approximate locations of our permitted quarry properties as of December 31, 2016.

We estimate our permitted proven1 and probable2 aggregate reserves to be approximately 728.0 million tons with an average permitted life of approximately 65 years at present operating levels. Present operating levels are determined based on a three-year annual average aggregate production rate of 11.2 million tons. Reserve estimates were made by our geologists and engineers based primarily on drilling studies. Reserve estimates are based on various assumptions, and any material inaccuracies in these assumptions could have a material impact on the accuracy of our reserve estimates. These properties are primarily used by our Construction and Construction Materials segments.
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

The following tables present information about our quarry properties as of December 31, 2016 (tons in millions):

	Type
Quarry Properties	Sand & Gravel	Hard Rock	Permitted Aggregate Reserves (tons)	Unpermitted Aggregate Reserves (tons)	Three-Year Annual Average Production Rate (tons)	Average Reserve Life
Owned quarry properties	25	5	430.4	341.5	6.0	72
Leased quarry properties[1]	23	12	297.4	41.6	5.2	57

1 Our leases have terms which range from month-to-month to 45 years with most including an option to renew.

		Permitted Reserves for Each Product Type (tons)		Percentage of Permitted Reserves Owned and Leased
State	Number of Properties	Sand & Gravel	Hard Rock	Owned	Leased
California	28	249.0	246.8	58%	42%
Non-California	37	139.0	93.0	61%	39%

Plant Properties
We operate plants at our quarry sites to process aggregates into construction materials. Some of our sites may have more than one crushing, concrete or asphalt processing plant. In an effort to continuously increase efficiencies based on external and internal demands, we sold or otherwise disposed of several plants and the associated land in California during 2016 and 2015. These sales or dispositions resulted in gains during 2016 and 2015 of approximately $2.6 million and $0.2 million, respectively, that were recorded to gain on sales of property and equipment in the consolidated statements of operations. At December 31, 2016 and 2015, we owned the following plants:

December 31,	2016	2015
Aggregate crushing plants	30	32
Asphalt concrete plants	50	50
Cement concrete batch plants	7	8
Asphalt rubber plants	6	5
Lime slurry plants	8	9
These plants are primarily used by our Construction and Construction Materials segments.
Other Properties
The following table provides our estimate of certain information about other properties as of December 31, 2016:

	Land Area (acres)	Building Square Feet
Office and shop space (owned and leased)	1,276	1,233,597
As of December 31, 2016, approximately 53% of our office and shop space was attributable to our Construction segment, 8% to our Large Project Construction segment and 4% to our Construction Materials segment. The remainder is primarily attributable to administration.

Item 3. LEGAL PROCEEDINGS
In the ordinary course of business, we and our affiliates are involved in various legal proceedings alleging, among other things, liability issues or breach of contract or tortious conduct in connection with the performance of services and/or materials provided, the outcomes of which cannot be predicted with certainty. We and our affiliates are also subject to government inquiries in the ordinary course of business seeking information concerning our compliance with government construction contracting requirements and various laws and regulations, the outcomes of which cannot be predicted with certainty.
Some of the matters in which we or our joint ventures and affiliates are involved may involve compensatory, punitive, or other claims or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that are not probable to be incurred or cannot currently be reasonably estimated. In addition, in some circumstances our government contracts could be terminated, we could be suspended, debarred or incur other administrative penalties or sanctions, or payment of our costs could be disallowed. While any of our pending legal proceedings may be subject to early resolution as a result of our ongoing efforts to resolve the proceeding whether or when any legal proceeding will be resolved is neither predictable nor guaranteed.
Accordingly, it is possible that future developments in such proceedings and inquiries could require us to (i) adjust existing accruals, or (ii) record new accruals that we did not originally believe to be probable or that could not be reasonably estimated. Such changes could be material to our financial condition, results of operations and/or cash flows in any particular reporting period. In addition to matters that are considered probable for which the loss can be reasonably estimated, disclosure is also provided when it is reasonably possible and estimable that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the amount recorded.
Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in the consolidated balance sheets. The aggregate liabilities recorded as of December 31, 2016 and 2015 related to these matters were approximately $4.3 million and $5.2 million, respectively, and were primarily included in accounts payable and accrued expenses and other current liabilities in our consolidated balance sheets. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies was immaterial, as of December 31, 2016. Our estimates of such matters could change in future periods.
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
As of February 15, 2017, there were 39,624,986 shares of our common stock outstanding held by 767 shareholders of record.
We have paid quarterly cash dividends since the second quarter of 1990, and we expect to continue to do so. However, declaration and payment of dividends is within the sole discretion of our Board of Directors, subject to limitations imposed by Delaware law and compliance with our credit agreements (which allow us to pay dividends so long as we have at least $150 million in unencumbered cash and cash equivalents and marketable securities), and will depend on our earnings, capital requirements, financial condition and such other factors as the Board of Directors deems relevant. As of December 31, 2016, we had unencumbered cash, cash equivalents and marketable securities that exceeded the aforementioned limitations.

Market Price and Dividends of Common Stock
2016 Quarters Ended	December 31,	September 30,	June 30,	March 31,
High	$62.18	$51.35	$48.59	$47.99
Low	42.59	44.35	40.16	35.69
Dividends per share	0.13	0.13	0.13	0.13
2015 Quarters Ended	December 31,	September 30,	June 30,	March 31,
High	$44.40	$36.07	$38.68	$38.42
Low	28.45	28.94	33.85	31.54
Dividends per share	0.13	0.13	0.13	0.13
During the three months ended December 31, 2016, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended December 31, 2016:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[2]
October 1 through October 31, 2016	1,031	$46.37	—	$200,000,000
November 1 through November 30, 2016	704	$59.60	—	$200,000,000
December 1 through December 31, 2016	3,263	$58.32	—	$200,000,000
Total	4,998	$56.04	—

1The number of shares purchased is in connection with employee tax withholding for units vested under our 2012 Equity Incentive Plan.
2 On April 7, 2016, the Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion, which replaced the former authorization including the amount available. We did not purchase shares under the share purchase plan in any of the periods presented. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors.

Performance Graph
The following graph compares the cumulative 5-year total return provided to shareholders on Granite Construction Incorporated’s common stock relative to the cumulative total returns of the S&P 500 index and the Dow Jones U.S. Heavy Construction index. The Dow Jones U.S. Heavy Construction index includes the following companies: AECOM, Chicago Bridge & Iron Co NV, EMCOR Group Inc., Fluor Corp., Jacobs Engineering Group Inc., KBR Inc., Quanta Services Inc., and Valmont Industries Inc. Certain of these companies differ from Granite in that they derive revenue and profit from non-U.S. operations and have customers in different markets. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2011 through December 31, 2016.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Granite Construction Incorporated, the S&P 500 Index
and the Dow Jones US Heavy Construction Index

$300
$250
$200
$150
$100
$50
$0
12/11
12/12
12/13
12/14
12/15
12/16
Granite Construction Incorporated
S&P 500
Dow Jones US Heavy Construction

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

December 31,	2011	2012	2013	2014	2015	2016
Granite Construction Incorporated	$100.00	$144.34	$152.66	$168.33	$192.79	$249.81
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
Dow Jones U.S. Heavy Construction	100.00	121.43	159.41	118.72	105.04	129.58

Item 6. SELECTED FINANCIAL DATA
Other than contract backlog, the selected consolidated financial data set forth below have been derived from our consolidated financial statements. Refer to the consolidated financial statements for further information. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

Selected Consolidated Financial Data
Years Ended December 31,	2016	2015	2014	2013	2012[3]
Operating Summary	(In Thousands, Except Per Share Data)
Revenue	$2,514,617	$2,371,029	$2,275,270	$2,266,901	$2,083,037
Gross profit[1]	301,370	299,836	239,741	177,177	225,895
As a percent of revenue	12.0%	12.6%	10.5%	7.8%	10.8%
Selling, general and administrative expenses[1]	219,299	203,817	193,256	191,860	176,235
As a percent of revenue	8.7%	8.6%	8.5%	8.5%	8.5%
Restructuring and impairment (gains) charges, net[2]	(1,925)	(6,003)	(2,643)	52,139	(3,728)
Net income (loss)	66,200	68,248	35,876	(44,766)	59,920
Amount attributable to non-controlling interests	(9,078)	(7,763)	(10,530)	8,343	(14,637)
Net income (loss) attributable to Granite	57,122	60,485	25,346	(36,423)	45,283
As a percent of revenue	2.3%	2.6%	1.1%	(1.6)%	2.2%
Net income (loss) per share attributable to common shareholders:
Basic	$1.44	$1.54	$0.65	$(0.94)	$1.17
Diluted	$1.42	$1.52	$0.64	$(0.94)	$1.15
Weighted average shares of common stock:
Basic	39,557	39,337	39,096	38,803	38,447
Diluted	40,225	39,868	39,795	38,803	39,076
Dividends per common share	$0.52	$0.52	$0.52	$0.52	$0.52
Consolidated Balance Sheet
Total assets	$1,733,453	$1,626,878	$1,600,048	$1,609,362	$1,721,324
Cash, cash equivalents and marketable securities	317,105	358,531	358,028	346,323	433,420
Working capital	559,058	519,177	454,121	396,759	454,098
Current maturities of long-term debt	14,796	14,800	1,247	1,247	19,060
Long-term debt	229,498	244,323	275,621	276,868	271,070
Other long-term liabilities	51,430	46,613	44,495	48,580	47,124
Granite shareholders’ equity	885,988	839,237	794,385	781,940	829,953
Book value per share	22.36	21.29	20.27	20.09	21.43
Common shares outstanding	39,621	39,413	39,186	38,918	38,731
Contract backlog	$3,484,405	$2,908,438	$2,718,873	$2,526,751	$1,708,761
1Gross profit and selling, general and administrative expenses for the years ended December 31, 2015 and 2014 are approximately $3.5 million and $2.5 million, respectively, lower than the amounts previously reported in the 2015 Annual Report on Form 10-K due to reclassifications related to restricted stock amortization. See “Gross Profit” and “Selling, General and Administrative Expenses” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
2 During the years ended December 31, 2016, 2015, 2014 and 2012 we recorded restructuring gains of $1.9 million, $6.0 million, $1.3 million and $3.7 million, respectively, related to our 2010 Enterprise Improvement Plan (“EIP”). In addition, during 2014, we recorded $1.3 million in impairment gains related to nonperforming quarry sites and during 2013, we recorded net restructuring charges of $49.0 million, including amounts attributable to non-controlling interests of $3.9 million, related to our EIP and $3.2 million in other impairment charges related to nonperforming quarry sites.
3 The acquisition of Kenny Construction Company (“Kenny”) was effective as of December 31, 2012; therefore, amounts related to Kenny are included in the consolidated statements of income commencing in the year ended December 31, 2013.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
We are one of the largest diversified heavy civil contractors and construction materials producers in the United States, engaged in the construction and improvement of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, trenchless and underground utilities, power-related facilities, water-related facilities, utilities, tunnels, dams and other infrastructure-related projects. We own aggregate reserves and plant facilities to produce construction materials for use in our construction business and for sale to third parties. Our permanent offices are located in Alaska, Arizona, California, Florida, Illinois, Nevada, New York, Texas, Utah and Washington. We have three reportable business segments: Construction, Large Project Construction and Construction Materials (see Note 18 of “Notes to the Consolidated Financial Statements”).
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
The four primary economic drivers of our business are (i) the overall health of the U.S. economy; (ii) federal, state and local public funding levels; (iii) population growth resulting in public and private development; and (iv) the need to replace or repair aging infrastructure. A stagnant or declining economy will generally result in reduced demand for construction and construction materials in the private sector. This reduced demand increases competition for private sector projects and will ultimately also increase competition in the public sector as companies migrate from bidding on scarce private sector work to projects in the public sector. In addition, a stagnant or declining economy tends to produce less tax revenue for public agencies, thereby decreasing a source of funds available for spending on public infrastructure improvements. Some funding sources that have been specifically earmarked for infrastructure spending, such as diesel and gasoline taxes, are not as directly affected by a stagnant or declining economy, unless actual consumption is reduced or gasoline sales tax revenues decline consistent with fuel prices. However, even these can be temporarily at risk as federal, state and local governments take actions to balance their budgets. Additionally, fuel prices and more fuel efficient vehicles can have a dampening effect on consumption, resulting in overall lower tax revenue. Conversely, increased levels of public funding as well as an expanding or robust economy will generally increase demand for our services and provide opportunities for revenue growth and margin improvement.

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
Unresolved contract modifications and affirmative claims (“affirmative claims”) to recover additional costs to which the Company believes it is entitled under the terms of contracts with customers, subcontractors, vendors or others are pending or have been submitted on certain projects. The owners or their authorized representatives and/or other third parties may be in partial or full agreement with the modifications or affirmative claims, or may have rejected or disagree entirely or partially as to such entitlement.
Revenue related to affirmative claims with customers is recognized to the extent of costs incurred when it is probable that a claim settlement with a customer will result in additional revenue and the amount can be reasonably estimated. A reduction to costs related to affirmative claims with non-customers with whom we have a contractual arrangement (“back charges”) is recognized when the estimated recovery is probable and the amount can be reasonably estimated. Except for contractual back charges, a reduction to cost related to affirmative claims against non-customers is recognized when the claims are settled. Recognizing affirmative claims and back charge recoveries requires significant judgments of certain factors including, but not limited to, dispute resolution developments and outcomes, anticipated negotiation results, and the cost of resolving such matters and estimates.
Provisions are recognized in the consolidated statements of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. All contract costs, including those associated with affirmative claims, change orders and back charges, are recorded as incurred and revisions to estimated total costs are reflected as soon as the obligation to perform is determined. Contract costs consist of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). All state and federal government contracts and many of our other contracts provide for termination of the contract at the convenience of the party contracting with us, with provisions to pay us for work performed through the date of termination. Pre-contract costs are expensed as incurred.
The accuracy of our revenue and profit recognition in a given period depends on the accuracy of our estimates of the cost to complete each project. Cost estimates for all of our significant projects use a detailed “bottom up” approach and we believe our experience allows us to create materially reliable estimates. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include:

•	the completeness and accuracy of the original bid;

•	costs associated with scope changes;

•	costs of labor and/or materials;

•	extended overhead and other costs due to owner, weather and other delays;

•	subcontractor performance issues;

•	changes in productivity expectations;

•	site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable);

•	changes from original design on design-build projects;

•	the availability and skill level of workers in the geographic location of the project;

•	a change in the availability and proximity of equipment and materials;

•	our ability to fully and promptly recover on affirmative claims and back charges for additional contract costs; and

•	the customer’s ability to properly administer the contract.
The foregoing factors, as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit between periods. Significant changes in cost estimates, particularly in our larger, more complex projects, have had, and can in future periods have, a significant effect on our profitability.

Goodwill
As of December 31, 2016 and 2015, we had five reporting units in which goodwill was recorded as follows:

•	Kenny Group Construction

•	Kenny Group Large Project Construction

•	Northwest Group Construction

•	Northwest Group Construction Materials

•	California Construction
The most significant goodwill balances reside in the reporting units associated with the Kenny Group. See Note 9 of “Notes to the Consolidated Financial Statements” for balances by reportable segment.
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
In performing step one of the goodwill impairment tests, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using the discounted cash flows and market multiple methods. Judgments inherent in these methods include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates, and appropriate benchmark companies. The cash flows used in our 2016 discounted cash flow model were based on five-year financial forecasts, which in turn were based on the 2017-2019 operating plan developed internally by management adjusted for market participant-based assumptions. Our discount rate assumptions are based on an assessment of the equity cost of capital and appropriate capital structure for our reporting units. In assessing the reasonableness of our determined fair values of our reporting units, we evaluate the reasonableness of our results against our current market capitalization.
The estimated fair value is compared to the net book value of the reporting unit, including goodwill. If the net book value of a reporting unit exceeds its fair value, we measure and record the amount of the impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.
The results of our annual goodwill impairment tests, performed in accordance with ASC Topic 350, Intangibles - Goodwill and Other, indicated that the estimated fair values of our reporting units exceeded their net book values (i.e., cushion) by at least 50% for the reporting units with goodwill. Out of the five reporting units with goodwill, the Kenny Large Project Construction business is the most susceptible to fluctuations in results depending on awarded work given the large size and limited frequency of awards. While we believe the current cushion for the reporting unit is adequate to absorb these fluctuations, a material decline in job win rates could have a material impact to this reporting unit’s estimated fair value.

Long-lived Assets
We review property and equipment and amortizable intangible assets for impairment at an asset group level whenever events or changes in circumstances indicate the net book value of an asset group may not be recoverable. Recoverability of these asset groups is measured by comparing their net book values to the future undiscounted cash flows the asset groups are expected to generate. If the asset groups are considered to be impaired, an impairment charge will be recognized equal to the amount by which the net book value of the asset group exceeds fair value. We group construction and plant equipment assets at a regional level, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets. When an individual asset or group of assets is determined to no longer contribute to the vertically integrated asset group, it is assessed for impairment independently.
Insurance Estimates
We carry insurance policies to cover various risks, primarily general liability, automobile liability, workers compensation and employee medical expenses under which we are liable to reimburse the insurance company for a portion of each claim paid. Payment for general liability and workers compensation claim amounts generally range from the first $0.5 million to $1.0 million per occurrence. We accrue for probable losses, both reported and unreported, that are reasonably estimable using actuarial methods based on historic trends, modified, if necessary, by recent events. Changes in our loss assumptions caused by changes in actual experience would affect our assessment of the ultimate liability and could have an effect on our operating results and financial position up to $1.0 million per occurrence for general liability and workers compensation or $0.3 million for medical insurance.
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
Contingencies
We are currently involved in various claims and legal proceedings. Loss contingency provisions are recorded if the potential loss from any asserted or unasserted claim or legal proceeding is considered probable and the amount can be reasonably estimated. If a potential loss is considered probable but only a range of loss can be determined, the low-end of the range is recorded. These accruals represent management’s best estimate of probable loss. Disclosure is also provided when it is reasonably possible and estimable that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the amount recorded. Significant judgment is required in both the determination of probability of loss and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to claims and litigation and may revise our estimates. See Note 17 of “Notes to the Consolidated Financial Statements” and “Item 3. Legal Proceedings” for additional information.

Current Economic Environment and Outlook
We finished the 2016 fiscal year with backlog of $3.5 billion, a year-end record. Overall demand remains steady in an environment of modest economic growth. Public and private markets remain highly competitive, with private market activity across geographies and end markets driving growth opportunities the past few years. We continue to anticipate notable near- and long-term growth opportunities for our Construction and Construction Materials segments, driven by a balance of private non-residential demand and an expected demand increase linked to public infrastructure spending trends in 2017 and beyond.
The federal budget remains funded by continuing resolution. As a result, incremental public spending has not started from the Fixing America’s Surface Transportation (“FAST”) Act, passed in December 2015. The five-year bill stabilized planning for state departments of transportation, but it is not yet a growth catalyst. Public investment continues to lag, though state and local infrastructure funding commitments across the country have gathered significant positive momentum over the past year. Voters across the country last November approved more than $200 billion of long-term infrastructure investment in the form of local measures, with the majority of this in California and Washington State. In California, state officials continue to make progress toward legislation on a long-term transportation bill, which could deliver much overdue investment beginning in late-2017.
The market for our Large Project Construction segment is expansive and highly competitive. The risk-return balance for many of our country’s large- and mega-sized infrastructure projects swung strongly in the favor of owners and concessionaires over the past three to five years. In prioritizing future North American work, our focus emphasizes managing and matching risk to appropriate returns in all of our bidding opportunities.
Results of Operations

Comparative Financial Summary
Years Ended December 31,	2016	2015	2014
(in thousands)
Total revenue	$2,514,617	$2,371,029	$2,275,270
Gross profit	301,370	299,836	239,741
Selling, general and administrative expenses	219,299	203,817	193,256
Operating income	92,354	110,308	65,100
Total other (income) expense	(4,008)	6,881	9,503
Amount attributable to non-controlling interests	(9,078)	(7,763)	(10,530)
Net income attributable to Granite Construction Incorporated	57,122	60,485	25,346

Revenue

Total Revenue by Segment
Years Ended December 31,	2016		2015		2014
(dollars in thousands)
Construction	$1,365,198	54.3%	$1,262,675	53.2%	$1,186,445	52.1%
Large Project Construction	888,193	35.3	812,720	34.3	825,044	36.3
Construction Materials	261,226	10.4	295,634	12.5	263,781	11.6
Total	$2,514,617	100.0%	$2,371,029	100.0%	$2,275,270	100.0%

Construction Revenue
Years Ended December 31,	2016		2015		2014
(dollars in thousands)
California:
Public sector	$370,397	27.1%	$403,904	32.0%	$388,049	32.7%
Private sector	191,000	14.0	127,338	10.1	103,791	8.7
Northwest:
Public sector	462,529	34.0	415,787	32.9	396,919	33.5
Private sector	93,830	6.9	109,682	8.7	133,271	11.2
Heavy Civil:
Public sector	23,829	1.7	29,505	2.3	19,642	1.7
Private sector	651	—	—	—	—	—
Kenny:
Public sector	166,454	12.2	98,526	7.8	93,291	7.9
Private sector	56,508	4.1	77,933	6.2	51,482	4.3
Total	$1,365,198	100.0%	$1,262,675	100.0%	$1,186,445	100.0%
Construction revenue for the year ended December 31, 2016 increased by $102.5 million, or 8.1%, compared to the year ended December 31, 2015 primarily due to increased volumes from entering the year with greater contract backlog in the Northwest and Kenny public sectors, as well as from an improved success rate on bidding activity for solar work in the California private sector. The increases were partially offset by declines in the Northwest and Kenny private sectors as well as a decline in the California public sector from the completion of projects in 2016 coupled with lower beginning contract backlog and a decline in the volume of awarded work during 2016.

Large Project Construction Revenue
Years Ended December 31,	2016		2015		2014
(dollars in thousands)
California[1]	$42,770	4.8%	$23,461	2.9%	$57,229	6.9%
Northwest[1]	33,909	3.8	45,843	5.6	13,883	1.7
Heavy Civil[1]	691,151	77.8	615,070	75.7	633,063	76.7
Kenny:
Public sector	95,893	10.8	86,291	10.6	103,828	12.6
Private sector	24,470	2.8	42,055	5.2	17,041	2.1
Total	$888,193	100.0%	$812,720	100.0%	$825,044	100.0%
1For the periods presented, this Large Project Construction revenue was earned from the public sector.
Large Project Construction revenue for the year ended December 31, 2016 increased by $75.5 million, or 9.3%, compared to the year ended December 31, 2015, primarily due to progress on new projects in the California operating group, Heavy Civil operating group and Kenny public sector. These increases were partially offset by decreases in the Northwest operating group and Kenny private sector from completion of projects in late 2015 and early 2016 coupled with lower beginning contract backlog in the Kenny private sector.

Construction Materials Revenue
Years Ended December 31,	2016		2015		2014
(dollars in thousands)
California	$148,778	57.0%	$191,605	64.8%	$152,959	58.0%
Northwest	112,448	43.0	104,029	35.2	110,822	42.0
Total	$261,226	100.0%	$295,634	100.0%	$263,781	100.0%
Construction Materials revenue for the year ended December 31, 2016 decreased $34.4 million, or 11.6%, when compared to the year ended December 31, 2015 primarily due to a net decline in sales volume across most of our markets in California with demand shifting to increased internal (Construction segment) use in 2016.

Contract Backlog
Our contract backlog consists of the unearned revenue on awarded contracts, including 100% of our consolidated joint venture contracts and our proportionate share of unconsolidated joint venture contracts. We generally include a project in our contract backlog at the time it is awarded and to the extent we believe funding is probable. Certain government contracts where funding is appropriated on a periodic basis are included in contract backlog at the time of the award when it is probable the contract value will be funded and executed. Awarded contracts that include unexercised contract options and unissued task orders are included in contract backlog to the extent options are exercised or task order issuance is probable as further described in “Contract Backlog” under “Item 1. Business.” Substantially all of the contracts in our contract backlog may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past.
The following tables illustrate our contract backlog as of the respective dates:

Total Contract Backlog by Segment
December 31,	2016		2015
(dollars in thousands)
Construction	$1,030,487	29.6%	$860,657	29.6%
Large Project Construction	2,453,918	70.4	2,047,781	70.4
Total	$3,484,405	100.0%	$2,908,438	100.0%

Construction Contract Backlog
December 31,	2016		2015
(dollars in thousands)
California:
Public sector	$227,379	22.1%	$233,691	27.1%
Private sector	73,958	7.2	52,313	6.1
Northwest:
Public sector	311,382	30.2	285,331	33.2
Private sector	27,582	2.7	12,922	1.5
Heavy Civil:
Public sector	92,214	8.9	81,931	9.5
Private sector	4,195	0.4	—	—
Kenny:
Public sector	235,298	22.8	143,386	16.7
Private sector	58,479	5.7	51,083	5.9
Total	$1,030,487	100.0%	$860,657	100.0%
Construction contract backlog of $1.0 billion at December 31, 2016 was $169.8 million, or 19.7%, higher than at December 31, 2015. The increase was primarily due to an improved success rate of bidding activity in the Northwest, Heavy Civil and Kenny operating groups and in the private sector of the California operating group, partially offset by progress on existing projects in the public sector of the California operating group. Significant new awards during the fourth quarter of 2016 in the Northwest, Heavy Civil and Kenny operating groups included a $30.1 million project in Arizona, a $24.9 million project in Utah and a $23.3 million power project in New York.

Large Project Construction Contract Backlog
December 31,	2016		2015
(dollars in thousands)
Heavy Civil[1]	$1,746,915	71.3%	$1,623,832	79.3%
California[1]	86,703	3.5	24,132	1.2
Northwest[1]	91,894	3.7	66,920	3.3
Kenny:
Public sector[2]	428,159	17.4	264,559	12.9
Private sector	100,247	4.1	68,338	3.3
Total	$2,453,918	100.0%	$2,047,781	100.0%
1For the periods presented, all Large Project Construction contract backlog is related to contracts with public agencies.
2As of December 31, 2016 and 2015, $2.1 million and $13.8 million, respectively, of Kenny public sector contract backlog was translated from Canadian dollars to U.S. dollars at the spot rate in effect at the reporting date.
Large Project Construction contract backlog of $2.5 billion at December 31, 2016 was $406.1 million, or 19.8%, higher than December 31, 2015 primarily due to new awards in all operating groups, including our $291.6 million share of a rail project in Hawaii, our $284.1 million share of the Loop 202 South Mountain Freeway Project in Arizona, a $279.4 million tunnel project in Connecticut, a $208.6 million highway project in Alabama and a $125.0 million highway project in California.
Non-controlling partners’ share of Large Project Construction contract backlog as of December 31, 2016 and 2015 was $141.5 million and $75.5 million, respectively.
Gross Profit
The following table presents gross profit by business segment for the respective periods:

Years Ended December 31,	2016	2015	2014
(dollars in thousands)
Construction	$209,215	$187,506	$113,953
Percent of segment revenue	15.3%	14.8%	9.6%
Large Project Construction	64,137	79,467	107,097
Percent of segment revenue	7.2	9.8	13.0
Construction Materials	28,018	32,863	18,691
Percent of segment revenue	10.7	11.1	7.1
Total gross profit[1]	$301,370	$299,836	$239,741
Percent of total revenue	12.0%	12.6%	10.5%
1Total gross profit for 2015 and 2014 is approximately $3.5 million and $2.5 million, respectively, lower than the amounts previously reported in the 2015 Annual Report on Form 10-K due to reclassifications of restricted stock amortization from general and administration expenses to cost of revenue to align it with the associated salaries.
Construction gross profit in 2016 increased $21.7 million, or 11.6%, compared to 2015. Construction gross margin as a percentage of segment revenue for 2016 increased to 15.3% from 14.8% in 2015. The increases were primarily due to increased revenue volume from an increase in beginning backlog and margin improvement from increased private sector projects, increased margin on contract backlog at the beginning of 2016 compared to 2015 and reduced net revisions in estimates (see Note 2 of “Notes to the Consolidated Financial Statements” for more information on the reduced project write-downs).
Large Project Construction gross profit in 2016 decreased $15.3 million, or 19.3%, compared to 2015. Large Project Construction gross margin as a percentage of segment revenue for 2016 decreased to 7.2% from 9.8% in 2015. The decreases were primarily due to net changes from revisions in estimates (see Note 2 of “Notes to the Consolidated Financial Statements”), including an increase to estimated costs to complete from outstanding affirmative claims, change orders and back charges.
Construction Materials gross profit in 2016 decreased $4.8 million, or 14.7%, compared to 2015. Construction Materials gross margin as a percentage of segment revenue for 2016 decreased to 10.7% from 11.1% in 2015. The decreases were primarily due to declines in external sales volumes and sales prices partially offset by a decrease in variable costs from improved efficiency at certain asphalt plants.

Selling, General and Administrative Expenses
The following table presents the components of selling, general and administrative expenses for the respective periods:

Years Ended December 31,	2016	2015	2014
(dollars in thousands)
Selling
Salaries and related expenses	$46,015	$43,193	$42,334
Incentive compensation	2,650	3,370	1,457
Restricted stock amortization	1,809	1,257	1,522
Other selling expenses	10,122	7,940	10,290
Total selling	60,596	55,760	55,603
General and administrative
Salaries and related expenses	71,032	67,939	61,022
Incentive compensation	9,345	8,653	976
Restricted stock amortization	9,670	4,611	8,247
Other general and administrative expenses	68,656	66,854	67,408
Total general and administrative	158,703	148,057	137,653
Total selling, general and administrative[1]	$219,299	$203,817	$193,256
Percent of revenue	8.7%	8.6%	8.5%
1Selling, general and administrative expenses for 2015 and 2014 are approximately $3.5 million and $2.5 million, respectively, lower than the amounts previously reported in the 2015 Annual Report on Form 10-K due to reclassifications of restricted stock amortization from general and administration expenses to cost of revenue to align it with the associated salaries.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include variable cash and restricted stock unit (“RSU”) performance-based incentives for select management personnel on which our compensation strategy heavily relies. The cash portion of these incentives is expensed when earned while the RSU portion is expensed as earned over the vesting period of the RSU award (generally three years; however, immediate vesting may apply to certain awards pursuant to the 2012 Equity Incentive Plan).

Selling Expenses
Selling expenses include the costs for estimating and bidding, business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses for 2016 increased $4.8 million, or 8.7%, compared to 2015. The increases were primarily due to increases in salaries and related expenses and pre-bid costs, both from increased bidding activity.
General and Administrative Expenses
General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses. Total general and administrative expenses for 2016 increased $10.6 million, or 7.2%, compared to 2015, primarily due to an increase in restricted stock unit amortization from awards issued in the first quarter of 2016, a portion of which immediately vested. In addition, the increase in other general and administrative expense was due to a change in the fair market value of our Non-Qualified Deferred Compensation plan liability, which is offset in other (income) expense.

Other (Income) Expense
The following table presents the components of other (income) expense for the respective periods:

Years Ended December 31,	2016	2015	2014
(in thousands)
Interest income	$(3,225)	$(2,135)	$(1,872)
Interest expense	12,366	14,257	14,159
Equity in income of affiliates	(7,177)	(3,210)	(901)
Other income, net	(5,972)	(2,031)	(1,883)
Total other (income) expense	$(4,008)	$6,881	$9,503
Interest expense for 2016 decreased $1.9 million when compared to 2015 primarily due to a reduction of the principal balance of our 2019 Notes (as defined in the Senior Notes Payable section below) from payments made in late 2015, partially offset by an increase in the effective interest rate. Equity in income of affiliates for 2016 increased $4.0 million when compared to 2015 primarily due to income in the normal course of business associated with an unconsolidated real estate affiliate and with our asphalt terminal business in Nevada. Other income, net for 2016 increased $3.9 million primarily due to a gain associated with a consolidated real estate entity as well as from changes in the fair market values of our Non-Qualified Deferred Compensation plan assets and our interest rate swap during 2016.
Income Taxes
The following table presents the provision for income taxes for the respective periods:

Years Ended December 31,	2016	2015	2014
(dollars in thousands)
Provision for income taxes	$30,162	$35,179	$19,721
Effective tax rate	31.3%	34.0%	35.5%
Our 2016 tax rate decreased by 2.7% from 34.0% to 31.3% when compared to 2015 primarily due to an increase in non-controlling interests and an increase in the domestic production activities deduction.
Amount Attributable to Non-controlling Interests
The following table presents the amount attributable to non-controlling interests in consolidated subsidiaries for the respective periods:

Years Ended December 31,	2016	2015	2014
(in thousands)
Amount attributable to non-controlling interests	$(9,078)	$(7,763)	$(10,530)
The amount attributable to non-controlling interests represents the non-controlling owners’ share of the income or loss of our consolidated construction joint ventures and a real estate entity. The increase for 2016 when compared to 2015 was primarily due to a change in the estimated recovery from back charge claims in 2016 and income from consolidated construction joint ventures awarded in the third quarter of 2015.

Prior Years
Revenue: Construction revenue for the year ended December 31, 2015 increased by $76.2 million, or 6.4%, compared to the year ended December 31, 2014 primarily due to increased volumes from entering the year with greater backlog in the California and Kenny private sectors and both sectors of the Northwest, as well as an improved success rate on bidding activity in the California, Heavy Civil and Kenny public sectors. The increases were partially offset by a decline in the Northwest private sector from completion of projects in 2015 that were not replaced.
Large Project Construction revenue for the year ended December 31, 2015 decreased by $12.3 million, or 1.5%, compared to the year ended December 31, 2014, primarily due to decreases in the California operating group and Kenny public sector from completion of projects in late 2014 and early 2015 that were not replaced. In addition, there were decreases in the Heavy Civil operating group from a decline in settlements of outstanding issues with contract owners in 2015 relative to 2014, a decrease in the impact from jobs reaching a reasonably certain profit recognition threshold, as well as costs from outstanding affirmative claims and change orders. These decreases were partially offset by increases from estimated claim recoveries in the Heavy Civil operating group, entering 2015 with greater backlog than in 2014 in the Northwest operating group and the start-up of new jobs in the Kenny private sector.
Construction Materials revenue for the year ended December 31, 2015 increased $31.9 million, or 12.1%, when compared to the year ended December 31, 2014 primarily due increased unit sales volumes from stronger economic drivers in most of the Western states where we operate our plant facilities, partially offset by volume decreases in other Western states.
Contract Backlog: Construction contract backlog of $860.7 million at December 31, 2015 was $147.7 million, or 20.7%, higher than at December 31, 2014. The increase was primarily due to an improved success rate of bidding activity in the Northwest, Heavy Civil and Kenny operating groups, partially offset by progress on existing projects in the California operating group without receiving new awards.
Large Project Construction contract backlog of $2.0 billion at December 31, 2015 was $41.9 million, or 2.1%, higher than at December 31, 2014 primarily due to new awards in the Heavy Civil and Kenny operating groups offset by progress on existing projects.
Gross Profit: Construction gross profit for the year ended December 31, 2015 increased $73.6 million, or 64.5%, compared to the year ended December 31, 2014. Construction gross margin as a percentage of segment revenue for 2015 increased to 14.8% from 9.6% in 2014. The increases were primarily due to improved safety, better project execution resulting in reduced net project write-downs, as well as gross profit from estimated cost recoveries on affirmative claims during 2015 for which the majority of related costs were recorded in prior periods.
Large Project Construction gross profit for the year ended December 31, 2015 decreased $27.6 million, or 25.8%, compared to the year ended December 31, 2014. Large Project Construction gross margin as a percentage of segment revenue for 2015 decreased to 9.8% from 13.0% in 2014. The decreases were primarily due to a decrease in year-over-year third-party claim recognition and a decrease in the impact from jobs reaching a reasonably certain profit recognition threshold, as well as costs from outstanding affirmative claims and change orders. These decreases were partially offset by job progression on jobs that were in the early stages of construction in the prior year, as well as gross profit from estimated cost recoveries on affirmative claims.
Construction Materials gross profit for the year ended December 31, 2015 increased $14.2 million, or 75.8%, compared to the year ended December 31, 2014. Construction Materials gross margin as a percentage of segment revenue for 2015 increased to 11.1% from 7.1% in 2014. The increases were primarily due to increased volumes from overall improvement in the economy relative to the fixed cost of operating our plants.
Selling, General and Administrative Expenses: Selling, general and administrative expenses for 2015 increased $10.6 million, or 5.5%, compared to 2014. Selling expenses for 2015 increased $0.2 million, or 0.3%, compared to 2014. The increases were primarily due to an increase in incentive compensation, partially offset by a decrease related to stipends from owners to defray a portion of bidding expenses received in 2015 and not 2014 for large project opportunities. Total general and administrative expenses for 2015 increased $10.4 million, or 7.6%, compared to 2014, primarily due to an increase in incentive compensation from an increase in net income partially offset by a decrease in restricted stock amortization due to decreases in prior year RSU awards.
Gain on Sales of Property and Equipment: Gain on sales of property and equipment for 2015 decreased $7.7 million, or 48.1%, compared to 2014, primarily due to the sale in 2014 of underutilized quarry properties associated with our efforts to continuously optimize the asset base of our Construction Materials segment that did not reoccur in 2015.
Other Expense (Income): Equity in income of affiliates for 2015 increased $2.3 million when compared to 2014 primarily due to an increase in income from our asphalt terminal business in Nevada.

Provision for Income Taxes: Our 2015 tax rate decreased by 1.5% from 35.5% to 34.0% when compared to 2014. The 1.5% decrease included a 6.1% decrease related to state taxes, offset by a 4.6% increase primarily related to non-controlling interests. The decrease related to state taxes was driven by a state tax law change resulting in a revaluation of our net deferred tax assets in that jurisdiction in 2014.
Amount Attributable to Non-controlling Interests: The decrease for 2015 when compared to 2014 was primarily due to the settlement of outstanding affirmative claims with contract owners in 2014 partially offset by an increase from the sale of our previously impaired consolidated real estate investment in 2015.
Liquidity and Capital Resources
The timing differences between our cash inflows and outflows require us to maintain adequate levels of working capital. We believe our cash and cash equivalents, short-term investments, available borrowing capacity and cash expected to be generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations for the next twelve months. We maintain a collateralized credit facility of $295.0 million, of which $161.2 million was available at December 31, 2016 (see Credit Agreement discussion below), to provide capital needs to fund growth opportunities, either internal or generated through acquisitions or to pay installments on our 2019 Notes (see Senior Notes Payable discussion below). If we experience a prolonged change in our business operating results or make a significant acquisition, we may need additional sources of financing, which, if available, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available on terms acceptable to us.
Our revenue, gross profit and the resulting cash flows can differ significantly from period to period due to a variety of factors, including our projects’ progressions toward completion, outstanding contract change orders and affirmative claims and the payment terms of our contracts. We typically invoice our customers on a monthly basis. Our contracts frequently call for retention that is a specified percentage withheld from each payment until the contract is completed and the work accepted by the customer.
The following table presents our cash, cash equivalents and marketable securities, including amounts from our CCJVs, as of the respective dates:

December 31,	2016	2015
(in thousands)
Cash and cash equivalents excluding consolidated joint ventures	$116,211	$206,626
Consolidated construction joint venture cash and cash equivalents[1]	73,115	46,210
Total consolidated cash and cash equivalents	189,326	252,836
Short-term and long-term marketable securities[2]	127,779	105,695
Total cash, cash equivalents and marketable securities	$317,105	$358,531
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
Total consolidated cash and cash equivalents decreased $63.5 million during 2016 due to a $90.4 million decrease in cash and cash equivalents excluding consolidated construction joint ventures, partially offset by a $26.9 million increase in consolidated construction joint venture cash and cash equivalents - see Cash Flows discussion below. Granite’s portion of consolidated construction joint venture cash and cash equivalents was $44.7 million and $28.9 million as of December 31, 2016 and 2015, respectively. Granite’s portion of unconsolidated construction joint venture cash and cash equivalents was $151.3 million and $127.8 million as of December 31, 2016 and 2015, respectively. The assets of each consolidated and unconsolidated construction joint venture relate solely to that joint venture. The decision to distribute joint venture assets must generally be made jointly by a majority of the members and, accordingly, these assets, including those associated with estimated cost recovery of customer affirmative claims and back charge claims, are generally not available for the working capital needs of Granite until distributed.
Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends on our capital stock. We may also from time to time prepay or repurchase outstanding indebtedness and acquire assets or businesses that are complementary to our operations.

Cash Flows

Years Ended December 31,	2016	2015	2014
(in thousands)
Net cash provided by (used in):
Operating activities	$73,146	$66,978	$43,142
Investing activities	(96,390)	(30,707)	780
Financing activities	(40,266)	(39,396)	(17,082)
As a large construction and heavy civil contractor and construction materials producer, our operating cash flows are subject to seasonal cycles, as well as the cycles associated with winning, performing and closing projects. Additionally, operating cash flows are impacted by the timing related to funding construction joint ventures and the resolution of uncertainties inherent in the complex nature of the work that we perform, including affirmative claims settlements.
Cash provided by operating activities of $73.1 million during 2016 increased $6.2 million when compared to 2015. The increase was primarily due to a $23.5 million increase in net distributions from unconsolidated joint ventures partially offset by a $5.5 million decrease in net income after adjusting for non-cash items and a $22.9 million decrease in cash from working capital primarily due to increases from CCJVs.
Cash used in investing activities of $96.4 million during 2016 represents a $65.7 million increase from the amount of cash used by investing activities in 2015. The increase was primarily due to a $47.0 million increase in purchases, net of sales proceeds, of property and equipment (see Capital Expenditures discussion below) and a $24.0 million increase in purchases of marketable securities net of calls and maturities of investments.
Cash used in financing activities of $40.3 million during 2016 was in line with 2015 driven by dividend payments and net payments on outstanding indebtedness.
Capital Expenditures
During the year ended December 31, 2016, we had capital expenditures of $91.0 million compared to $44.2 million during 2015. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate 2017 capital expenditures to be consistent with 2016. The increase in 2016 was primarily due to purchases to replace aging fleet in both construction equipment and trucks as well as $17.8 million of job specific equipment for our Large Project Construction segment of which approximately $9.4 million is our CCJVs partners’ share.
Derivatives
We recognize derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value using Level 2 inputs.
In January 2016, we entered into an interest rate swap designed to convert the interest rate on our term loan from a variable to fixed interest rate (see Credit Agreement section below).
In March 2014, we entered into an interest rate swap designed to convert the interest rate on our 2019 Notes (as defined below) from a fixed to variable interest rate, which we terminated in December 2016 due to the possibility of increasing interest rates (see Senior Notes Payable section below).
In March 2014, we entered into two diesel commodity swaps covering the periods from May 2014 to October 2014 and from May 2015 to October 2015 which represented roughly 25% of our forecasted purchases for diesel during these periods. In May 2014, we entered into two natural gas commodity swaps covering the periods from June 2014 to October 2014 and from May 2015 to October 2015 representing roughly 25% of our forecasted purchases of natural gas during these periods. These commodity swaps were settled in October 2015 and gains or losses, including net periodic settlement amounts, were recorded in other income, net in our consolidated statements of operations. During the years ended December 31, 2015 and 2014, we recorded net losses of $0.4 million and $2.0 million, respectively.

Debt and Contractual Obligations
The following table summarizes our significant obligations outstanding as of December 31, 2016:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt – principal[1]	$245,081	$15,025	$96,306	$133,750	$—
Long-term debt – interest[2]	29,909	11,075	15,654	3,180	—
Operating leases[3]	48,293	10,451	15,045	9,571	13,226
Other purchase obligations[4]	9,713	9,713	—	—	—
Deferred compensation obligations[5]	21,475	2,037	2,900	1,348	15,190
Asset retirement obligations[6]	21,935	1,897	5,453	4,015	10,570
Total	$376,406	$50,198	$135,358	$151,864	$38,986
1Included in the “3-5 years” category in the table above is $30.0 million related to the 2017 installment of the 2019 Notes (defined in Senior Notes Payable section below) that we have the intent and ability to refinance using our revolving credit facility. Debt issuance costs are excluded from the table.
2Included in the total is $10.4 million in interest related to borrowings under our Credit Agreement, calculated using the fixed rate associated with the cash flow hedge of 1.47% plus the applicable margin in effect as of December 31, 2016. The future payments were calculated using the applicable margin in effect as of December 31, 2016 and may differ from actual results. In addition, included in the total is $14.3 million in interest related to borrowings under the 2019 Notes, the terms of which include a 6.11% per annum interest rate. See Note 11 of “Notes to the Consolidated Financial Statements.”
3These obligations represent the minimum rental commitments and minimum royalty requirements under all noncancellable operating leases. See Note 16 of “Notes to the Consolidated Financial Statements.”
4These obligations represent firm purchase commitments for equipment and other goods and services not connected with our construction contract backlog which are individually greater than $10,000 and have an expected fulfillment date after December 31, 2016.
5The timing of expected payment of deferred compensation is based on estimated dates of retirement. Actual dates of retirement could be different and could cause the timing of payments to change.
6Asset retirement obligations represent reclamation and other related costs associated with our owned and leased quarry properties, the majority of which have an estimated settlement date beyond five years. See Note 8 of “Notes to the Consolidated Financial Statements.”
In addition to the significant obligations described above, as of December 31, 2016, we had approximately $3.5 million associated with uncertain tax positions filed on our tax returns which were excluded because we cannot make a reasonably reliable estimate of the timing of potential payments relative to such reserves.
Credit Agreement
As of December 31, 2016, we had a $295.0 million credit facility (the “Credit Agreement”), of which $200.0 million was a revolving credit facility and $95.0 million was a term loan that matures on October 28, 2020 (the “Maturity Date”). The Credit Agreement has a sublimit for letters of credit of $100.0 million.
Of the $100.0 million term loan outstanding as of December 31, 2015, we paid $5.0 million of the principal balance during 2016. Of the remaining $95.0 million, 1.25% of the original principal balance is due in seven quarterly installments beginning in March 2017, 2.50% of the original principal balance is due in eight quarterly installments beginning in December 2018 and the remaining balance is due on the Maturity Date. As of December 31, 2016, $90.0 million of the $95.0 million term loan was included in long-term debt and the remaining $5.0 million was included in current maturities of long-term debt in the consolidated balance sheets.
As of December 31, 2016, the total stated amount of all issued and outstanding letters of credit under the Credit Agreement was $8.8 million and $30.0 million had been drawn for the 2016 installment of the 2019 Notes (defined below). The total unused availability under the Credit Agreement was $161.2 million. The letters of credit will expire between August 2017 and October 2017.

Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on certain financial ratios calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin was 1.75% for loans bearing interest based on LIBOR and 0.75% for loans bearing interest at the base rate at December 31, 2016. Accordingly, the effective interest rate using three-month LIBOR and base rate was 2.75% and 4.50%, respectively, at December 31, 2016 and we elected to use LIBOR. Borrowings at the base rate have no designated term and could be repaid without penalty any time prior to the Maturity Date. Borrowings bearing interest at a LIBOR rate have a term no less than one month and no greater than six months (or such longer period not to exceed 12 months if approved by all lenders). At the end of each term, such borrowings can be paid or continued at our discretion as either a borrowing at the base rate or a borrowing at a LIBOR rate with similar terms. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are collateralized on an equivalent basis with the obligations under the 2019 Notes (defined below) by first priority liens (subject only to other permitted liens) on substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement.
In January 2016, we entered into an interest rate swap designated as a cash flow hedge with an effective date of April 2016 and an initial notional amount of $98.8 million which matures in October 2020. The interest rate swap is designed to convert the interest rate on the term loan from a variable rate of interest of LIBOR plus an applicable margin to a fixed rate of 1.47% plus the same applicable margin. The interest rate swap is reported at fair value using Level 2 inputs in the consolidated balance sheets. Gains or losses on the effective portion are initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified to interest expense in the consolidated statements of operations when the quarterly hedged interest payment is settled. As of December 31, 2016, the fair value of the cash flow hedge was $0.8 million and was included in other current assets in the consolidated balance sheets. During the year ended December 31, 2016, the unrealized gain, net of taxes, on the effective portion was $0.2 million and was reported as a component of accumulated other comprehensive income (loss). During the year ended December 31, 2016, there was no ineffective portion and the interest expense reclassified from accumulated other comprehensive loss was $0.3 million.
The Credit Agreement provides for the release of the liens securing the obligations, at our option and expense, so long as certain conditions as defined by the terms in the Credit Agreement are satisfied (“Collateral Release Period”). However, if subsequent to exercising the option, our Consolidated Fixed Charge Coverage Ratio is less than 1.25 or our Consolidated Leverage Ratio is greater than 2.50, then we would be required to promptly re-pledge substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement. As of December 31, 2016, the conditions for the exercise of our right under the Credit Agreement to have liens released were not satisfied.
Senior Notes Payable
As of December 31, 2016 and 2015, senior notes payable in the amount of $120.0 million and $160.0 million, respectively, were due to a group of institutional holders and had an interest rate of 6.11% per annum (“2019 Notes”). As of December 31, 2016, three equal annual installments from 2017 through 2019 were remaining. As of December 31, 2016 and 2015, $110.0 million and $150.0 million, respectively, of the outstanding balances were included in long-term debt in the consolidated balance sheets, including $30.0 million due for each the 2016 and 2017 installments as we have the ability and intent to pay these installments using borrowings under the Credit Agreement (defined above) or by obtaining other sources of financing. The remaining $10.0 million of both the 2016 and 2017 installments was included in current maturities of long-term debt as of December 31, 2016 and 2015 in the consolidated balance sheets.
In March 2014, we entered into an interest rate swap with a notional amount of $100.0 million with a maturity date of June 2018 designed to convert the interest rate of our 2019 Notes from a fixed rate of 6.11% to a variable rate of 4.15% plus six-month LIBOR. We terminated the interest rate swap in December 2016 due to the possibility of increasing interest rates. The interest rate swap is reported at fair value using Level 2 inputs in the consolidated balance sheets. Gains or losses, including net periodic settlement amounts, are recorded in other income, net in our consolidated statements of operations. During the years ended December 31, 2016, 2015 and 2014, we recorded net gains of $0.3 million, $1.5 million and $1.4 million, respectively. The associated balance was recorded in other current assets in the consolidated balance sheets and was $0.6 million as of December 31, 2015.
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

Surety Bonds and Real Estate Mortgages
We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At December 31, 2016, approximately $3.2 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.
Our unconsolidated real estate held for development and sale is subject to mortgage indebtedness. This indebtedness is non-recourse to Granite but is recourse to the real estate entities. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entity to repay portions of the debt. The debt associated with our unconsolidated real estate ventures is disclosed in Note 7 of “Notes to the Consolidated Financial Statements.”
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
As of December 31, 2016 and pursuant to the definitions in the agreements, our Consolidated Tangible Net Worth was $881.6 million, which exceeded the minimum of $697.3 million, our Consolidated Leverage Ratio was 1.54 which did not exceed the maximum of 3.00 and our Consolidated Interest Coverage Ratio was 12.30 which exceeded the minimum of 4.00.
As of December 31, 2016, we were in compliance with all covenants contained in the Credit Agreement and related to the 2019 NPA. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.
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

Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASC Topic 606, Revenue from Contracts with Customers, and subsequently issued several related Accounting Standards Updates (“ASUs”) (“Topic 606”), which provide guidance for recognizing revenue from contracts with customers. The core principle of Topic 606 is that revenue will be recognized when promised goods or services are transferred to customers in an amount that reflects consideration for which entitlement is expected in exchange for those goods or services. Topic 606 will be effective commencing with our quarter ending March 31, 2018. We currently anticipate adopting Topic 606 using the modified retrospective transition approach that may result in a cumulative adjustment to beginning retained earnings as of January 1, 2018, which we will elect to only apply to contracts with customers that are not substantially complete as of January 1, 2018.
Although we are in the process of assessing the impact of Topic 606 on our consolidated financial statements and related footnotes, we do not expect Topic 606 to have a material impact on our Construction Materials segment’s revenue. While we continue to assess the impact to both our Large Project Construction and Construction segments, our Large Project Construction segment is more likely to be impacted than our Construction segment in the following areas:

•
Multiple performance obligations - In accordance with Topic 606, construction contracts with customers, including those related to contract modifications, will be reviewed to determine if there are multiple performance obligations. If separate performance obligations are identified, the timing of revenue recognition could be impacted. Based on our assessment to-date on currently active construction contracts with customers, there is the potential that a few construction contracts will have multiple performance obligations.

•
Mobilization costs - Mobilization costs generally consist of costs to mobilize equipment and labor to a job site. Mobilization costs are currently recorded as job costs as they are incurred. Topic 606 requires mobilization costs to be capitalized as an asset on the consolidated balance sheets and amortized to contract cost over the expected duration of the contract.

•
Significant permanent materials - Significant permanent materials are prefabricated custom components purchased from a third party that require no modification, only installation. Significant permanent materials are currently recorded as job costs with revenue including profit. While Topic 606 still requires significant permanent materials to be recorded as job cost, revenue will only be equal to cost.

In addition to the above, we are expecting to have certain reclassifications in the consolidated balance sheets as well as significant additional disclosures related to revenue.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which, among other things, eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. This ASU will be effective commencing with our quarter ending March 31, 2017. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This ASU will be effective commencing with our quarter ending March 31, 2017. We do not expect any changes in the counterparty to our cash flow hedge and, therefore, do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU clarify and provide specific guidance on eight cash flow classification issues that are not currently addressed by current accounting principles generally accepted in the United States of America. This ASU will be effective commencing with our quarter ending March 31, 2018. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. The amendments in this ASU require the income tax consequences of an intra-entity transfer of an asset other than inventory to be recognized when the transfer occurs instead of when the asset is sold to an outside party. This ASU will be effective commencing with our quarter ending March 31, 2018. We are currently assessing the potential impact of this ASU on our consolidated financial statements.
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. During the quarter ended December 31, 2016, we elected to early adopt the ASU, effective January 1, 2016, which resulted in retrospective adjustments to the 2016 quarterly financial statements that are reflected in the “Quarterly Financial Data” section of this Form 10-K.
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events exist that raise substantial doubt about an entity’s ability to continue as a going concern, the guidance requires disclosure in the financial statements. The guidance was effective for our annual period ended December 31, 2016. During the year ended December 31, 2016, management assessed the Company’s ability to continue as a going concern as required and concluded there were no conditions that gave rise to substantial doubt about the ability to continue as a going concern; therefore, additional disclosures were not required.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We maintain an investment portfolio of various holdings, types and maturities. We purchase instruments that meet high credit quality standards, as specified in our investment policy. It also limits the amount of credit exposure to any one issue, issuer or type of instrument. The portfolio and accompanying cash balances are targeted to an average maturity of no more than one year from the date the purchase is settled. On an ongoing basis we monitor credit ratings, financial condition and other factors that could affect the carrying amount of our investment portfolio.
Marketable securities, consisting of U.S. government and agency obligations and commercial paper, are classified as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity.
Given the short-term nature of certain investments, our investment income is subject to the general level of interest rates in the United States at the time of maturity and reinvestment. We have managed the financial market risks due largely to changes in interest rates primarily by managing the maturities in our investment portfolio. We do not have any material business transactions in foreign currencies.
The fair value of our short-term held-to-maturity investment portfolio and related income would not be significantly affected by changes in interest rates since the investment maturities are short and the interest rates are primarily fixed. The fair value of our long-term held-to-maturity investment portfolio may be affected by changes in interest rates.
We are exposed to various commodity price risks, including, but not limited to, diesel fuel, natural gas, propane, steel, cement and liquid asphalt arising from transactions that are entered into in the normal course of business. In order to manage or reduce commodity price risk, we monitor the costs of these commodities at the time of bid and price them into our contracts accordingly. Additionally, some of our contracts include commodity price escalation clauses which partially protect us from increasing prices. At times we enter into supply agreements or pre-purchase commodities to secure pricing and may use financial contracts to further manage price risk.

As of December 31, 2016, $120.0 million of senior notes payable were due to a group of institutional holders in three remaining equal installments from 2017 through 2019 and bear interest at 6.11% per annum.
As of December 31, 2016, a $95.0 million term loan was outstanding under the Credit Agreement that had an effective interest rate of 2.75% using three-month LIBOR and the applicable margin, that we converted under a swap arrangement to a fixed rate of 1.47% plus the same applicable margin. The applicable margin is based on certain financial ratios calculated quarterly and can vary in future periods. Each 25 basis point increase in the applicable margin would result in $0.2 million annually in additional interest expense.
As of December 31, 2016, $30.0 million had been drawn and was outstanding under the revolving portion of the Credit Agreement that had an effective interest rate of 2.52% using one-month LIBOR and the applicable margin. We had the option of electing LIBOR or the base rate and we elected to use LIBOR. LIBOR is a variable rate subject to market changes over the life of the loan with no guarantees to fix as forecasted. Each 25 basis point increase in one-month LIBOR or in the applicable margin of the loan would result in an additional $0.1 million of annual interest expense.
See “Liquidity and Capital Resources” section above for further discussion on the senior notes payable and Credit Agreement.
The table below presents principal amounts due by year and related weighted average interest rates for our cash and cash equivalents, held-to-maturity investments and significant debt obligations as of December 31, 2016 (dollars in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Assets
Cash, cash equivalents, held-to-maturity investments	$254,211	$17,906	$24,988	$20,000	$—	$—	$317,105
Weighted average interest rate	0.79%	1.21%	1.33%	1.45%	—%	—%	0.90%
Liabilities
Fixed rate debt
Senior notes payable[1]	$10,000	$40,000	$40,000	$—	$—	$—	$90,000
Interest rate	6.11%	6.11%	6.11%	—%	—%	—%	6.11%
Variable rate debt
Credit Agreement - term loan	$5,000	$6,250	$10,000	$73,750	$—	$—	$95,000
Effective interest rate[2]	3.22%	3.22%	3.22%	3.22%	—%	—%	3.22%
Credit Agreement - revolving credit facility[1]	$—	$—	$—	$60,000	$—	$—	$60,000
Effective interest rate[3]	—%	—%	—%	2.52%	—%	—%	2.52%
1As of December 31, 2016, senior notes payable in the amount of $120.0 million were due to a group of institutional holders in three remaining installments from 2017 through 2019. We have the intent and ability to pay $30.0 million related to the 2017 installment using the revolving credit facility or other source of financing; therefore, it is included in the Credit Agreement - revolving credit facility amount.
2 The weighted average interest rate was calculated using the fixed rate associated with the cash flow hedge of 1.47% plus the applicable margin in effect as of December 31, 2016.
3The weighted average interest rate was calculated using one-month LIBOR rates and the applicable margin in effect as of December 31, 2016 and may differ from actual results.
The estimated fair value of our cash, cash equivalents and short-term held-to-maturity investments approximates the principal amounts reflected above based on the generally short maturities of these financial instruments. Based on the fixed borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of the senior notes payable was approximately $124.7 million and $165.7 million as of as of December 31, 2016 and 2015, respectively. The fair value of the term loan under the Credit Agreement was approximately $94.0 million and $99.4 million as of December 31, 2016 and 2015, respectively. The fair value of the revolving credit facility under the Credit Agreement was approximately $29.5 million as of December 31, 2016.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements of Granite, the supplementary data and the independent registered public accounting firm’s report are incorporated by reference from Part IV, Item 15(1) and (2):
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - At December 31, 2016 and 2015
Consolidated Statements of Operations - Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Shareholders’ Equity - Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows - Years Ended December 31, 2016, 2015 and 2014
Notes to the Consolidated Financial Statements
Quarterly Financial Data (unaudited)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures: Our management carried out, as of December 31, 2016, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2016, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Independent Registered Public Accounting Firm Report: PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the Company’s internal control over financial reporting as of December 31, 2016. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, is included in “Item 15. Exhibits and Financial Statement Schedules” under the heading “Report of Independent Registered Public Accounting Firm.”
Item 9B. OTHER INFORMATION
Not Applicable.

PART III
Certain information required by Part III is omitted from this report. We will file our definitive proxy statement for our Annual Meeting of Shareholders to be held on June 8, 2017 (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference.
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

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
1. Financial Statements. The following consolidated financial statements and related documents are filed as part of this report:
2. Financial Statement Schedules. Schedules are omitted because they are not required or applicable, or the required information is included in the Financial Statements or related notes.
3. Exhibits. The Exhibits listed in the accompanying Exhibit Index, which is incorporated herein by reference, are filed or incorporated by reference as part of, or furnished with, this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Granite Construction Incorporated:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Granite Construction Incorporated and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 17, 2017

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

December 31,	2016	2015
ASSETS
Current assets
Cash and cash equivalents ($73,115 and $46,210 related to consolidated construction joint ventures (“CCJVs”))	$189,326	$252,836
Short-term marketable securities	64,884	25,043
Receivables, net ($52,613 and $45,734 related to CCJVs)	419,345	340,822
Costs and estimated earnings in excess of billings ($5,046 and $826 related to CCJVs)	73,102	59,070
Inventories	55,245	55,553
Equity in construction joint ventures	247,182	224,689
Other current assets ($7,500 and $4,037 related to CCJVs)	39,908	26,985
Total current assets	1,088,992	984,998
Property and equipment, net ($20,500 and $5,378 related to CCJVs)	406,650	385,129
Long-term marketable securities	62,895	80,652
Investments in affiliates	35,668	33,182
Goodwill	53,799	53,799
Deferred income taxes, net	—	4,329
Other noncurrent assets	85,449	84,789
Total assets	$1,733,453	$1,626,878

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$14,796	$14,800
Accounts payable ($26,419 and $11,909 related to CCJVs)	199,029	157,571
Billings in excess of costs and estimated earnings ($33,704 and $15,768 related to CCJVs)	97,522	92,515
Accrued expenses and other current liabilities ($1,544 and $1,171 related to CCJVs)	218,587	200,935
Total current liabilities	529,934	465,821
Long-term debt	229,498	244,323
Deferred income taxes, net	5,441	—
Other long-term liabilities	45,989	46,613
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding 39,621,140 shares as of December 31, 2016 and 39,412,877 shares as of December 31, 2015	396	394
Additional paid-in capital	150,337	140,912
Accumulated other comprehensive loss	(371)	(1,500)
Retained earnings	735,626	699,431
Total Granite Construction Incorporated shareholders’ equity	885,988	839,237
Non-controlling interests	36,603	30,884
Total equity	922,591	870,121
Total liabilities and equity	$1,733,453	$1,626,878
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

Years Ended December 31,	2016	2015	2014
Revenue
Construction	$1,365,198	$1,262,675	$1,186,445
Large Project Construction	888,193	812,720	825,044
Construction Materials	261,226	295,634	263,781
Total revenue	2,514,617	2,371,029	2,275,270
Cost of revenue
Construction	1,155,983	1,075,169	1,072,492
Large Project Construction	824,056	733,253	717,947
Construction Materials	233,208	262,771	245,090
Total cost of revenue	2,213,247	2,071,193	2,035,529
Gross profit	301,370	299,836	239,741
Selling, general and administrative expenses	219,299	203,817	193,256
Restructuring and impairment gains	(1,925)	(6,003)	(2,643)
Gain on sales of property and equipment	(8,358)	(8,286)	(15,972)
Operating income	92,354	110,308	65,100
Other (income) expense
Interest income	(3,225)	(2,135)	(1,872)
Interest expense	12,366	14,257	14,159
Equity in income of affiliates	(7,177)	(3,210)	(901)
Other income, net	(5,972)	(2,031)	(1,883)
Total other (income) expense	(4,008)	6,881	9,503
Income before provision for income taxes	96,362	103,427	55,597
Provision for income taxes	30,162	35,179	19,721
Net income	66,200	68,248	35,876
Amount attributable to non-controlling interests	(9,078)	(7,763)	(10,530)
Net income attributable to Granite Construction Incorporated	$57,122	$60,485	$25,346

Net income per share attributable to common shareholders (see Note 14)
Basic	$1.44	$1.54	$0.65
Diluted	$1.42	$1.52	$0.64
Weighted average shares of common stock
Basic	39,557	39,337	39,096
Diluted	40,225	39,868	39,795
Dividends per common share	$0.52	$0.52	$0.52
 The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

Years Ended December 31,	2016	2015	2014
Net income	$66,200	$68,248	$35,876
Other comprehensive income (loss), net of tax:
Net unrealized gain on derivatives	$184	$—	$—
Less: reclassification for net losses included in interest expense	319	—	—
Net change	$503	$—	$—
Foreign currency translation adjustments, net	626	(1,072)	(433)
Other comprehensive income (loss)	$1,129	$(1,072)	$(433)
Comprehensive income	$67,329	$67,176	$35,443
Non-controlling interests in comprehensive income	(9,078)	(7,763)	(10,530)
Comprehensive income attributable to Granite	$58,251	$59,413	$24,913
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at December 31, 2013	38,917,728	$389	$126,444	$5	$655,102	$781,940	$4,404	$786,344
Net income	—	—	—	—	25,346	25,346	10,530	35,876
Other comprehensive loss	—	—	—	(433)	—	(433)	—	(433)
Stock units vested	378,027	4	—	—	—	4	—	4
Amortized restricted stock units	—	—	11,160	—	—	11,160	—	11,160
Purchase of common stock	(135,028)	(1)	(5,186)	—	—	(5,187)	—	(5,187)
Cash dividends on common stock	—	—	—	—	(20,354)	(20,354)	—	(20,354)
Net tax on stock-based compensation	—	—	1,080	—	—	1,080	—	1,080
Transactions with non-controlling interests, net	—	—	—	—	—	—	7,787	7,787
Employee Stock Purchase Plan (“ESPP”) and other	25,659	—	1,107	—	(278)	829	—	829
Balances at December 31, 2014	39,186,386	392	134,605	(428)	659,816	794,385	22,721	817,106
Net income	—	—	—	—	60,485	60,485	7,763	68,248
Other comprehensive loss	—	—	—	(1,072)	—	(1,072)	—	(1,072)
Stock units vested	317,524	3	—	—	—	3	—	3
Amortized restricted stock units	—	—	8,763	—	—	8,763	—	8,763
Purchase of common stock	(114,969)	(1)	(3,855)	—	—	(3,856)	—	(3,856)
Cash dividends on common stock	—	—	—	—	(20,476)	(20,476)	—	(20,476)
Transactions with non-controlling interests, net	—	—	—	—	—	—	400	400
ESPP and other	23,936	—	1,399	—	(394)	1,005	—	1,005
Balances at December 31, 2015	39,412,877	394	140,912	(1,500)	699,431	839,237	30,884	870,121
Net income	—	—	—	—	57,122	57,122	9,078	66,200
Other comprehensive income	—	—	—	1,129	—	1,129	—	1,129
Stock units vested	308,619	3	—	—	—	3	—	3
Amortized restricted stock units	—	—	13,383	—	—	13,383	—	13,383
Purchase of common stock	(116,355)	(1)	(5,226)	—	—	(5,227)	—	(5,227)
Cash dividends on common stock	—	—	—	—	(20,590)	(20,590)	—	(20,590)
Transactions with non-controlling interests, net	—	—	—	—	—	—	(3,359)	(3,359)
ESPP and other	15,999	—	1,268	—	(337)	931	—	931
Balances at December 31, 2016	39,621,140	$396	$150,337	$(371)	$735,626	$885,988	$36,603	$922,591
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Years Ended December 31,	2016	2015	2014
Operating activities
Net income	$66,200	$68,248	$35,876
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash restructuring and impairment gains	(1,000)	(1,044)	(2,643)
Depreciation, depletion and amortization	64,375	64,309	68,252
Gain on sales of property and equipment	(8,358)	(8,286)	(15,972)
Change in deferred income taxes	9,842	28,258	14,907
Stock-based compensation	13,383	8,763	11,160
Equity in net income from unconsolidated joint ventures	(15,614)	(43,374)	(49,168)
Gain on real estate entity	(2,452)	—	—
Net income from affiliates	(7,177)	(3,210)	(901)
Changes in assets and liabilities:
Receivables	(75,756)	(32,877)	3,549
Costs and estimated earnings in excess of billings, net	2,100	(22,374)	(13,856)
Inventories	308	13,367	(6,446)
Contributions to unconsolidated construction joint ventures	(11,795)	(69,313)	(37,097)
Distributions from unconsolidated construction joint ventures	19,344	53,367	67,255
Prepaid and other assets, net	(11,421)	(1,078)	5,519
Accounts payable	37,731	8,363	(12,669)
Accrued expenses and other current liabilities	(6,564)	3,859	(24,624)
Net cash provided by operating activities	73,146	66,978	43,142
Investing activities
Purchases of marketable securities	(129,685)	(104,971)	(64,975)
Maturities of marketable securities	50,000	29,260	45,000
Proceeds from called marketable securities	55,000	75,000	35,000
Purchases of property and equipment ($17.8 million, $0 and $3.6 million related to CCJVs)	(90,970)	(44,179)	(43,428)
Proceeds from sales of property and equipment	12,946	13,148	28,614
Distributions from affiliates	2,233	305	494
Collection of notes receivable	4,331	943	468
Other investing activities, net	(245)	(213)	(393)
Net cash (used in) provided by investing activities	(96,390)	(30,707)	780
Financing activities
Proceeds from long-term debt	30,000	30,000	—
Debt principal payments	(45,025)	(46,763)	(1,226)
Cash dividends paid	(20,563)	(20,445)	(20,319)
Purchases of common stock	(5,227)	(3,777)	(5,124)
Contributions from non-controlling partners	5,250	7,462	15,835
Distributions to non-controlling partners	(5,258)	(6,992)	(8,066)
Other financing activities	557	1,119	1,818
Net cash used in financing activities	(40,266)	(39,396)	(17,082)
(Decrease) increase in cash and cash equivalents	(63,510)	(3,125)	26,840
Cash and cash equivalents at beginning of year	252,836	255,961	229,121
Cash and cash equivalents at end of year	$189,326	$252,836	$255,961
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(in thousands)

Years Ended December 31,	2016	2015	2014
Supplementary Information
Cash paid during the period for:
Interest	$13,392	$14,601	$14,666
Income taxes	29,872	4,298	2,326
Other non-cash activities:
Performance guarantees	17,596	(10,306)	21,332
Non-cash investing and financing activities:
Restricted stock units issued, net of forfeitures (See Note 13)	$21,101	$6,220	$6,514
Accrued cash dividends	5,151	5,124	5,094
Accrued equipment purchases	(3,865)	2,891	(3,704)
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
Principles of Consolidation: The consolidated financial statements include the accounts of Granite Construction Incorporated and its wholly owned and majority owned subsidiaries. All material inter-company transactions and accounts have been eliminated. Additionally, we participate in various joint ventures (“joint ventures”). We consolidate these joint ventures where we have determined that through our participation we have a variable interest and are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, and related standards. The factors we use to determine the primary beneficiary of a variable interest entity (“VIE”) may include the decision authority of each partner, which partner manages the day-to-day operations of the project and the amount of our equity investment in relation to that of our partners. If we determine that the power to direct the significant activities is shared equally by two or more joint venture parties, then there is no primary beneficiary and no party consolidates the VIE.
Where we have determined we are not the primary beneficiary of a joint venture but do exercise significant influence, we account for our share of the operations of jointly controlled construction joint ventures on a pro rata basis in revenue and cost of revenue in the consolidated statements of operations and in equity in construction joint ventures on the consolidated balance sheets. We account for non-construction joint ventures under the equity method of accounting and include our share of the operations in equity in income from affiliates in the consolidated statements of operations and in investment in affiliates in the consolidated balance sheets. We have been divesting equity method investments in real estate affiliates as part of our 2010 Enterprise Improvement Plan (“EIP”).
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
Unresolved contract modifications and claims (“affirmative claims”) to recover additional costs to which the Company believes it is entitled under the terms of contracts with customers, subcontractors, vendors or others are pending or have been submitted on certain projects. The owners or their authorized representatives and/or other third parties may be in partial or full agreement with the modifications or affirmative claims, or may have rejected or disagree entirely or partially as to such entitlement.
Revenue related to affirmative claims with customers is recognized to the extent of costs incurred when it is probable that a claim settlement with a customer will result in additional revenue and the amount can be reasonably estimated. A reduction to costs related to affirmative claims with non-customers with whom we have a contractual arrangement (“back charges”) is recognized when the estimated recovery is probable and the amount can be reasonably estimated. Except for contractual back charges, a reduction to cost related to affirmative claims against non-customers is recognized when the claims are settled. Recognizing affirmative claims and back charge recoveries requires significant judgments of certain factors including, but not limited to, dispute resolution developments and outcomes, anticipated negotiation results, and the cost of resolving such matters.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Provisions are recognized in the consolidated statements of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. All contract costs, including those associated with affirmative claims, back charges and change orders, are recorded as incurred and revisions to estimated total costs are reflected as soon as the obligation to perform is determined. Contract costs consist of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). All state and federal government contracts and many of our other contracts provide for termination of the contract at the convenience of the party contracting with us, with provisions to pay us for work performed through the date of termination. Pre-contract costs are expensed as incurred.
The accuracy of our revenue and profit recognition in a given period depends on the accuracy of our estimates of the cost to complete each project. Cost estimates for all of our significant projects use a detailed “bottom up” approach, and we believe our experience allows us to create materially reliable estimates. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include:

•	the completeness and accuracy of the original bid;

•	costs associated with scope changes;

•	costs of labor and/or materials;

•	extended overhead and other costs due to owner, weather and other delays;

•	subcontractor performance issues;

•	changes in productivity expectations;

•	site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable);

•	changes from original design on design-build projects;

•	the availability and skill level of workers in the geographic location of the project;

•	a change in the availability and proximity of equipment and materials;

•	our ability to fully and promptly recover on affirmative claims and back charges for additional contract costs; and

•	the customer’s ability to properly administer the contract.
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
Cash and Cash Equivalents: Cash equivalents are securities having maturities of three months or less from the date of purchase. Included in cash and cash equivalents in the consolidated balance sheets as of December 31, 2016 and 2015, was $73.1 million and $46.2 million, respectively, related to our consolidated joint ventures. Our access to joint venture cash may be limited by the provisions of the venture agreements.
Costs and Estimated Earnings in Excess of Billings: Costs and estimated earnings in excess of billings represent unbilled amounts earned and reimbursable under contracts. These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. With the exception of customer affirmative claims, generally, such unbilled amounts will be billed and collected over the next twelve months. Settlement with the customer of outstanding affirmative claims is dependent on the claims resolution process and could extend beyond one year or the project operating cycle. Based on our historical experience, we generally consider the collection risk related to these amounts to be low. When events or conditions indicate that the amounts outstanding may become uncollectible, an allowance is estimated and recorded.
Marketable Securities: We determine the classification of our marketable securities at the time of purchase and re-evaluate these determinations at each balance sheet date. Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. Held-to-maturity investments are stated at amortized cost and are periodically assessed for other-than-temporary impairment. Amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, and is included in interest income. The cost of securities redeemed or called is based on the specific identification method.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Derivative Instruments: We recognize derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value using Level 2 inputs. To receive hedge accounting treatment, derivative instruments that are designated as cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. The effective portion of the gain or loss on cash flow hedges is reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified to interest expense in the consolidated statements of operations when the periodic hedged cash flows are settled. Adjustments to fair value on derivative instruments that do not qualify for hedge accounting treatment are reported through other (income) expense in the consolidated statements of operations. We do not enter into derivative instruments for speculative or trading purposes.
As further discussed in Note 4, in January 2016, we entered into an interest rate swap designed to convert the interest rate on borrowings under the Credit Agreement (defined in Note 11) from a variable to a fixed rate, which is designated as a cash flow hedge. In addition, in March 2014, we entered into an interest rate swap designed to convert the interest rate on our 2019 Notes (defined in Note 11) from a fixed rate to a variable rate that does not qualify for hedge accounting, which we terminated in December 2016 (see Note 4 for further discussion).
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
Our receivables are from customers concentrated in the United States, and we have no material receivables from foreign operations as of December 31, 2016 or 2015. We perform ongoing credit evaluations of our customers and generally do not require collateral, although the law provides us the ability to file mechanics’ liens on real property improved for private customers in the event of non-payment by such customers. We maintain an allowance for doubtful accounts which has historically been within management’s estimates.
Inventories: Inventories consist primarily of quarry products valued at the lower of average cost or market. We write down the inventories based on estimated quantities of materials on hand in excess of approximately one year of demand. At December 31, 2016 and 2015, inventory also included materials specifically related to a project in our Kenny Large Project Construction operating group and was valued at cost.
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
Costs related to the development of internal-use software during the preliminary project and post-implementation stages are expensed as incurred. Costs incurred during the application development stage are capitalized. These costs consist primarily of software, hardware and consulting fees, as well as salaries and related costs. Amounts capitalized are reported as a component of office furniture and equipment within property and equipment. Capitalized software costs are depreciated using the straight-line method over the estimated useful life of the related software, which range from three to seven years. During the years ended December 31, 2016, 2015 and 2014, we capitalized $6.6 million, $2.3 million and $4.1 million, respectively, of internal-use software development and related hardware costs.
Long-lived Assets: We review property and equipment and amortizable intangible assets for impairment at an asset group level whenever events or changes in circumstances indicate the net book value of an asset group may not be recoverable. Recoverability of these asset groups is measured by comparison of their net book values to the future undiscounted cash flows the asset groups are expected to generate. If the asset groups are considered to be impaired, an impairment charge will be recognized equal to the amount by which the net book value of the asset groups exceed their fair value. We group construction and plant equipment assets at a regional level, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets. When an individual asset or group of assets is determined to no longer contribute to the vertically integrated asset group, it is assessed for impairment independently.
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
Goodwill: As of December 31, 2016 and 2015, we had five reporting units in which goodwill was recorded as follows:

•	Kenny Group Construction

•	Kenny Group Large Project Construction

•	Northwest Group Construction

•	Northwest Group Construction Materials

•	California Construction
The most significant goodwill balances reside in the reporting units associated with the Kenny Group. See Note 9 for balances by reportable segment.
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
In performing step one of the goodwill impairment tests, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using the discounted cash flows and market multiple methods.  Judgments inherent in these methods include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates, and appropriate benchmark companies. The cash flows used in our 2016 discounted cash flow model were based on five-year financial forecasts, which in turn were based on the 2017-2019 operating plan developed internally by management adjusted for market participant based assumptions. Our discount rate assumptions are based on an assessment of the equity cost of capital and appropriate capital structure for our reporting units. In assessing the reasonableness of our determined fair values of our reporting units, we evaluate the reasonableness of our results against our current market capitalization.
The estimated fair value is compared to the net book value of the reporting unit, including goodwill. If the net book value of a reporting unit exceeds its fair value, we measure and record the amount of the impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.
The results of our annual goodwill impairment tests, performed in accordance with ASC 350, Intangibles - Goodwill and Other, indicated that the estimated fair values of our reporting units exceeded their net book values (i.e., cushion) by at least 50% for the reporting units with goodwill. Out of the five reporting units with goodwill, the Kenny Large Project Construction business is the most susceptible to fluctuations in results depending on awarded work given the large size and limited frequency of awards. While we believe the current cushion for the reporting unit is adequate to absorb these fluctuations, a material decline in job win rates could have a material impact to this reporting unit’s estimated fair value.
Billings in Excess of Costs and Estimated Earnings: Billings in excess of costs and estimated earnings is comprised of cash collected from customers and billings to customers on contracts in advance of work performed, including advance payments negotiated as a contract condition. Generally, unearned project-related costs will be earned over the next twelve months.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Warranties: Many of our construction contracts contain warranty provisions covering defects in equipment, materials, design or workmanship that generally run from six months to one year after our customer accepts the contract. Because of the nature of our projects, including contract owner inspections of the work both during construction and prior to acceptance, we have not experienced material warranty costs for these short-term warranties and, therefore, do not believe an accrual for these costs is necessary. Certain construction contracts carry longer warranty periods, ranging from two to ten years, for which we have accrued an estimate of warranty cost. The warranty liability is estimated based on our experience with the type of work and any known risks relative to the project and was not material as of December 31, 2016 and 2015.
Accrued Insurance Costs: We carry insurance policies to cover various risks, primarily general liability, automobile liability, workers compensation and employee medical expenses, under which we are liable to reimburse the insurance company for a portion of each claim paid. The amounts for which we are liable for general liability and workers compensation generally range from the first $0.5 million to $1.0 million per occurrence. We accrue for probable losses, both reported and unreported, that are reasonably estimable using actuarial methods based on historic trends modified, if necessary, by recent events. Changes in our loss assumptions caused by changes in actual experience would affect our assessment of the ultimate liability and could have an effect on our operating results and financial position up to $1.0 million per occurrence for general liability and workers compensation or $0.3 million for medical insurance.
Performance Guarantees: Agreements with our joint venture partners (“partner(s)”) for both construction joint ventures and line item joint ventures define each partner’s management role and financial responsibility in the project. The amount of operational exposure is generally limited to our stated ownership interest. However, due to the joint and several nature of the performance obligations under the related owner contracts, if one of the partners fails to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). We estimate our liability for performance guarantees for our unconsolidated construction joint ventures and line item joint ventures using estimated partner bond rates and include them in accrued expenses and other current liabilities (see Note 10) with a corresponding increase in equity in construction joint ventures in the consolidated balance sheets. We reassess our liability when and if changes in circumstances occur. The liability and corresponding asset are removed from the consolidated balance sheets upon customer acceptance of the project. Circumstances that could lead to a loss under these agreements beyond our stated ownership interest include the failure of a partner to contribute additional funds to the venture in the event the project incurs a loss or additional costs that we could incur should a partner fail to provide the services and resources that it had committed to provide in the agreement.
Contingencies: We are currently involved in various claims and legal proceedings. Loss contingency provisions are recorded if the potential loss from any asserted or unasserted claim or legal proceeding is considered probable and the amount can be reasonably estimated. If a potential loss is considered probable but only a range of loss can be determined, the low-end of the range is recorded. These accruals represent management’s best estimate of probable loss. Disclosure is also provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the amount recorded. Significant judgment is required in both the determination of probability of loss and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to claims and litigation and may revise our estimates. See Note 17 of “Notes to the Consolidated Financial Statements” and “Item 3. Legal Proceedings” for additional information.
Stock-Based Compensation: We measure and recognize compensation expense, net of estimated forfeitures, over the requisite vesting periods for all stock-based payment awards made. Stock-based compensation is included in selling, general and administrative expenses and cost of revenue on our consolidated statements of operations.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restructuring and Impairment (Gains) Charges: Pursuant to an approved plan, we record severance costs when an employee has been notified, unless the employee provides future service, in which case severance costs are expensed ratably over the future service period. Other restructuring costs are recognized when the liability is incurred. Costs associated with terminating a lease contract are recorded at the contract termination date, in accordance with contract terms, or on the cease-use date, net of estimated sublease income, if applicable. In determining the amount related to termination of a lease, various assumptions are used including the time period over which facilities will be vacant, expected sublease term and sublease rates. These assumptions may be adjusted upon the occurrence of future events. Asset impairment analyses resulting from restructuring events are performed in accordance with ASC subtopic 360-10, Property, Plant and Equipment. See the Property and Equipment and Long-lived Assets accounting policies above for further information on asset impairment charges. During the years ended December 31, 2016, 2015 and 2014 we recorded net restructuring and impairment gains of $1.9 million, $6.0 million (including amounts attributable to non-controlling interests of $3.3 million) and $1.3 million, respectively, related to our EIP. In addition, during the year ended December 31, 2014, we recorded a $1.3 million impairment gain associated with the sale of a previously impaired quarry site.
Income Taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities in the consolidated financial statements and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
We report a liability in other long-term liabilities in the consolidated balance sheets for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in other expense (income) in the consolidated statements of operations.
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
Reclassifications: Certain reclassifications of prior period amounts have been made to conform to the current period presentation. These reclassifications included $3.5 million and $2.5 million during the years ended December 31, 2015 and 2014, respectively, of restricted stock unit amortization from general and administration expenses to cost of revenue to align it with the associated salaries.
Recently Issued Accounting Pronouncements:
In May 2014, the FASB issued ASC Topic 606, Revenue from Contracts with Customers, and subsequently issued several related Accounting Standards Updates (“ASUs”) (“Topic 606”), which provide guidance for recognizing revenue from contracts with customers. The core principle of Topic 606 is that revenue will be recognized when promised goods or services are transferred to customers in an amount that reflects consideration for which entitlement is expected in exchange for those goods or services. Topic 606 will be effective commencing with our quarter ending March 31, 2018. We currently anticipate adopting Topic 606 using the modified retrospective transition approach that may result in a cumulative adjustment to beginning retained earnings as of January 1, 2018, which we will elect to only apply to contracts with customers that are not substantially complete as of January 1, 2018.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Although we are in the process of assessing the impact of Topic 606 on our consolidated financial statements and related footnotes, we do not expect Topic 606 to have a material impact on our Construction Materials segment’s revenue. While we continue to assess the impact to both our Large Project Construction and Construction segments, our Large Project Construction segment is more likely to be impacted than our Construction segment in the following areas:

•
Multiple performance obligations - In accordance with Topic 606, construction contracts with customers, including those related to contract modifications, will be reviewed to determine if there are multiple performance obligations. If separate performance obligations are identified, the timing of revenue recognition could be impacted. Based on our assessment to-date on currently active construction contracts with customers, there is the potential that a few construction contracts will have multiple performance obligations.

•
Mobilization costs - Mobilization costs generally consist of costs to mobilize equipment and labor to a job site. Mobilization costs are currently recorded as job costs as they are incurred. Topic 606 requires mobilization costs to be capitalized as an asset on the consolidated balance sheets and amortized to contract cost over the expected duration of the contract.

•
Significant permanent materials - Significant permanent materials are prefabricated custom components purchased from a third party that require no modification, only installation. Significant permanent materials are currently recorded as job costs with revenue including profit. While Topic 606 still requires significant permanent materials to be recorded as job cost, revenue will only be equal to cost.

In addition to the above, we are expecting to have certain reclassifications in the consolidated balance sheets as well as significant additional disclosures related to revenue.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which, among other things, eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. This ASU will be effective commencing with our quarter ending March 31, 2017. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This ASU will be effective commencing with our quarter ending March 31, 2017. We do not expect any changes in the counterparty to our cash flow hedge and, therefore, do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
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
In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. The amendments in this ASU require the income tax consequences of an intra-entity transfer of an asset other than inventory to be recognized when the transfer occurs instead of when the asset is sold to an outside party. This ASU will be effective commencing with our quarter ending March 31, 2018. We are currently assessing the potential impact of this ASU on our consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recently Adopted Accounting Pronouncements:
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. During the quarter ended December 31, 2016, we elected to early adopt the ASU, effective January 1, 2016, which resulted in retrospective adjustments to the 2016 quarterly financial statements that are reflected in the “Quarterly Financial Data” section of this Form 10-K.
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events exist that raise substantial doubt about an entity’s ability to continue as a going concern, the guidance requires disclosure in the financial statements. The guidance was effective for our annual period ended December 31, 2016. During the year ended December 31, 2016, management assessed the Company’s ability to continue as a going concern as required and concluded there were no conditions that gave rise to substantial doubt about the ability to continue as a going concern; therefore, additional disclosures were not required.

2. Revisions in Estimates
Our profit recognition related to construction contracts is based on estimates of costs to complete each project. These estimates can vary significantly in the normal course of business as projects progress, circumstances develop and evolve, and uncertainties are resolved. When we experience significant changes in our estimates of costs to complete, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as revisions in estimates for the current period. In our review of these changes for the years ended December 31, 2016, 2015 and 2014, we did not identify any material amounts that should have been recorded in a prior period. We use the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. Under this method, revisions in estimates are accounted for in their entirety in the period of change. There can be no assurance that we will not experience further changes in circumstances or otherwise be required to revise our cost estimates in the future.
In the normal course of business, we have revisions in estimated costs associated with unresolved affirmative claims and back charges. The estimated or actual recovery related to these estimated costs may be recorded in future periods, which can cause fluctuations in the gross profit impact from revisions in estimates.
Revisions in estimates for the year ended December 31, 2016 and 2015 included increases in revenue of $37.3 million and $48.5 million, respectively, related to the estimated cost recovery of customer affirmative claims. Of these totals, $25.4 million and $37.3 million, were also affected by an increase in estimated contract costs that were in excess of the estimated recovery during the years ended December 31, 2016 and 2015, respectively. For the remaining $11.9 million and $11.2 million, estimated contract costs in excess of estimated cost recovery were recorded in prior periods.
Revisions in estimates for the year ended December 31, 2016 and 2015 included reduction of cost of revenue of $15.7 million and $7.0 million, respectively, related to the estimated recovery of back charges. Of these totals, $4.8 million and $0.5 million were also affected by an increase in estimated contract costs that were in excess of the estimated recovery during the years ended December 31, 2016 and 2015, respectively. For the remaining $10.9 million and $6.5 million, estimated contract costs in excess of estimated cost recovery were recorded in prior periods.
The impact to gross profit from significant revisions in estimates related to estimated and actual customer affirmative claims and recovery of back charges as well as the associated estimated contract costs are included in the tables below.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Construction
The net changes in project profitability from revisions in estimates, both increases and decreases, which individually had an impact of $1.0 million or more on gross profit were net increases of $1.3 million and $19.9 million and a net decrease of $7.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. The projects are summarized as follows (dollars in millions):
Increases

Years Ended December 31,	2016	2015	2014
Number of projects with upward estimate changes	7	14	7
Range of increase in gross profit from each project, net	$1.1 - 4.8	$1.1 - 6.6	$1.0 - 1.8
Increase on project profitability	$14.2	$30.7	$9.2
The increases during the years ended December 31, 2016, 2015 and 2014 were due to lower costs and higher productivity than originally anticipated and owner directed scope changes. The 2016 and 2015 increases were also due to estimated cost recovery from affirmative claims and settlements of outstanding issues with contract owners in 2015.
Decreases

Years Ended December 31,	2016	2015	2014
Number of projects with downward estimate changes	7	5	6
Range of reduction in gross profit from each project, net	$1.0 - 3.9	$1.0 - 3.3	$1.6 - 4.1
Decrease on project profitability	$12.9	$10.8	$16.5
The decreases during the years ended December 31, 2016, 2015 and 2014 were due to additional costs and lower productivity than originally anticipated. The 2014 decreases were also due to increases in estimated cost to complete from outstanding affirmative claims and change orders.
Large Project Construction
The net changes in project profitability from revisions in estimates, both increases and decreases, which individually had an impact of $1.0 million or more on gross profit were a net decrease of $13.5 million and net increases of $7.6 million and $46.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Amounts attributable to non-controlling interests were $4.3 million of the net decrease, $3.0 million and $9.5 million of the net increases for the years ended December 31, 2016, and 2015 and 2014, respectively. The projects are summarized as follows (dollars in millions):
Increases

Years Ended December 31,	2016	2015	2014
Number of projects with upward estimate changes	8	7	12
Range of increase in gross profit from each project, net	$1.2 - 6.5	$1.5 - 6.7	$1.0 - 15.2
Increase on project profitability	$27.2	$27.9	$66.8
The increases during the year ended December 31, 2016 were due to higher productivity and lower costs than anticipated, as well as estimated cost recovery from and settlement of affirmative claims and back charges. The increases during the year ended December 31, 2015 were due to owner-directed scope changes and lower costs than anticipated, as well as estimated cost recovery from affirmative claims. The increases during the year ended December 31, 2014 were due to higher productivity than originally anticipated, owner-directed scope changes and the settlement of outstanding affirmative claims with contract owners.
Decreases

Years Ended December 31,	2016	2015	2014
Number of projects with downward estimate changes	5	6	3
Range of reduction in gross profit from each project, net	$1.3 - 13.6	$1.0 - 5.5	$1.1 - 16.8
Decrease on project profitability	$40.7	$20.3	$19.9
The decreases during the years ended December 31, 2016, 2015 and 2014 were primarily due to additional owner, subcontractor and designer related costs and lower productivity than originally anticipated.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Marketable Securities
All marketable securities were classified as held-to-maturity as of the dates presented and the carrying amounts of held-to-maturity securities were as follows (in thousands):

December 31,	2016	2015
U.S. Government and agency obligations	$10,002	$15,051
Commercial paper	54,882	9,992
Total short-term marketable securities	64,884	25,043
U.S. Government and agency obligations	62,895	80,652
Total long-term marketable securities	62,895	80,652
Total marketable securities	$127,779	$105,695
Scheduled maturities of held-to-maturity investments were as follows (in thousands):

December 31, 2016
Due within one year	$64,884
Due in one to five years	62,895
Total	$127,779

4. Fair Value Measurement
The following tables summarize significant assets and liabilities measured at fair value in the consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
December 31, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$10,057	$—	$—	$10,057
Total assets	$10,057	$—	$—	$10,057

	Fair Value Measurement at Reporting Date Using
December 31, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$62,024	$—	$—	$62,024
Total assets	$62,024	$—	$—	$62,024
A reconciliation of cash equivalents to consolidated cash and cash equivalents is as follows (in thousands):

December 31,	2016	2015
Cash equivalents	$10,057	$62,024
Cash	179,269	190,812
Total cash and cash equivalents	$189,326	$252,836

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Derivatives
In March 2014, we entered into two diesel commodity swaps covering the periods from May 2014 to October 2014 and from May 2015 to October 2015 which represented roughly 25% of our forecasted purchases for diesel during these periods. In May 2014, we entered into two natural gas commodity swaps covering the periods from June 2014 to October 2014 and from May 2015 to October 2015 representing roughly 25% of our forecasted purchases of natural gas during these periods. These commodity swaps were settled in October 2015 and gains or losses, including net periodic settlement amounts, were recorded in other income, net in our consolidated statements of operations. During the years ended December 31, 2015 and 2014, we recorded net losses of $0.4 million and $2.0 million, respectively.
Interest Rate Swaps
In March 2014, we entered into an interest rate swap with a notional amount of $100.0 million with a maturity date of June 2018 designed to convert the interest rate of our 2019 Notes (defined in Note 11) from a fixed rate of 6.11% to a variable rate of 4.15% plus six-month LIBOR. We terminated the interest rate swap in December 2016 due to the possibility of increasing interest rates. The interest rate swap is reported at fair value using Level 2 inputs in the consolidated balance sheets. Gains or losses, including net periodic settlement amounts, are recorded in other income, net, in our consolidated statements of operations. During the years ended December 31, 2016, 2015 and 2014, we recorded net gains of $0.3 million, $1.5 million and $1.4 million, respectively. The associated balance was recorded in other current assets in the consolidated balance sheets and was $0.6 million as of December 31, 2015.
In January 2016, we entered into an interest rate swap designated as a cash flow hedge with an effective date of April 2016 and an initial notional amount of $98.8 million which matures in October 2020. The interest rate swap is designed to convert the interest rate on the term loan described in Note 11 from a variable rate of interest of LIBOR plus an applicable margin to a fixed rate of 1.47% plus the same applicable margin. The interest rate swap is reported at fair value using Level 2 inputs in the consolidated balance sheets. Gains or losses on the effective portion are initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified to interest expense in the consolidated statements of operations when the quarterly hedged interest payment is settled. As of December 31, 2016, the fair value of the cash flow hedge was $0.8 million and was included in other current assets in the consolidated balance sheets. During the year ended December 31, 2016, the unrealized gain, net of taxes, on the effective portion was $0.2 million and was reported as a component of accumulated other comprehensive income (loss). During the year ended December 31, 2016, there was no ineffective portion and the interest expense reclassified from accumulated other comprehensive loss was $0.3 million. We estimate $0.3 million to be reclassified from accumulated other comprehensive income into pre-tax earnings within the next twelve months.
The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in the consolidated balance sheets are as follows (in thousands):

December 31,		2016		2015
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities	Level 1	$127,779	$127,365	$105,695	$105,336
Liabilities (including current maturities):
Senior notes payable[1]	Level 3	$120,000	$124,654	$160,000	$165,731
Credit Agreement term loan[1]	Level 3	$95,000	$93,991	$100,000	$99,375
Credit Agreement - revolving credit facility[1]	Level 3	$30,000	$29,452	$—	$—
1The fair values of the senior notes payable and Credit Agreement (defined in Note 11) loan are based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk.
We measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis, at least annually. As of December 31, 2016 and 2015, the nonfinancial assets and liabilities included our asset retirement and reclamation obligations, as well as assets and corresponding liabilities associated with performance guarantees.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair value for the asset retirement and reclamation obligations were measured using Level 3 inputs and performance guarantees were measured using Level 2 inputs. Asset retirement and reclamation obligations were initially measured using internal discounted cash flow calculations based upon our estimates of future retirement costs - see Note 8 for details of the asset retirement balances and Note 1 for further discussion on fair value measurements. Performance guarantees were measured using estimated partner bond rates - see Note 10 for the liability balances and Note 1 for further discussion on performance guarantees.
During the years ended December 31, 2016, 2015 and 2014, fair value adjustments to our nonfinancial assets and liabilities were related to our asset retirement and reclamation obligations, restructuring gains associated with our EIP and non-cash impairment gains separate from our EIP, and are detailed as follows:

•	Asset retirement obligations adjustments were $2.1 million, $0.2 million and $3.0 million, respectively. See Note 8 for further information.

•
Restructuring gains associated with our EIP were $1.9 million, $6.0 million and $1.3 million, during the years ended December 31, 2016, 2015 and 2014, respectively, primarily associated with the sale of a real estate asset related to our equity method investments, the sale of a previously impaired consolidated real estate asset and the release of lease obligations.

•	Non-cash impairment gains were $1.3 million during 2014 and were associated with the sale of a previously impaired quarry site.

5. Receivables, net (in thousands)

December 31,	2016	2015
Construction contracts:
Completed and in progress	$288,160	$206,756
Retentions	84,878	91,670
Total construction contracts	373,038	298,426
Construction material sales	29,357	28,727
Other	17,523	14,033
Total gross receivables	419,918	341,186
Less: allowance for doubtful accounts	573	364
Total net receivables	$419,345	$340,822
Receivables include amounts billed and billable to clients for services provided as of the end of the applicable period and except for escrow receivables, do not bear interest. To the extent costs are not contractually billable or have not been earned, such as claim recovery estimates, the associated revenue is included in costs and estimated earnings in excess of billings or billings in excess of costs and estimated earnings, respectively, in the consolidated balance sheets. As of December 31, 2016 and 2015, the aggregate claim recovery estimates included in these balances were approximately $12.3 million and $8.8 million, respectively. Included in other receivables at December 31, 2016 and 2015 were items such as estimated recovery from back charge claims, notes receivable, fuel tax refunds, receivables from vendors and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates. As of December 31, 2016 and 2015, the estimated recovery from back charge claims included in Other receivables was $0.3 million and $6.5 million, respectively.
During the year ended December 31, 2016, our largest volume customer, including both prime and subcontractor arrangements, was the California Department of Transportation (“Caltrans”). Revenue recognized from contracts with Caltrans during 2016 represented $222.4 million (8.8% of our total revenue) of which $173.4 million (12.7% of segment revenue) was in the Construction segment and $48.7 million (5.5% of segment revenue) in the Large Project Construction segment. During the years ended December 31, 2015 and 2014, our largest volume customers, including both prime and subcontractor arrangements, were the New York State Department of Transportation (“NYSDOT”) and Caltrans, respectively. Revenue recognized from contracts with NYSDOT during 2015 represented $199.0 million (8.4% of total revenue), all of which was in the Large Project Construction segment (24.5% of segment revenue). Revenue recognized from contracts with Caltrans during 2014 totaled $195.4 million (8.6% of total revenue), of which $178.7 million (15.1% of segment revenue) was in the Construction segment and $16.8 million (2.0% of segment revenue) was in the Large Project Construction segment.

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
Certain construction contracts include retainage provisions. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the owners. No retention receivable individually exceeded 10% of total net receivables at any of the presented dates. As of December 31, 2016, the majority of the retentions receivable are expected to be collected within one year. As of December 31, 2016 and 2015, there were no retention receivables determined to be uncollectible.

6. Construction Joint Ventures

We participate in various construction joint ventures (“joint ventures”).
Due to the joint and several nature of the performance obligations under the related owner contracts, if any of the partners fail to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). At December 31, 2016, there was $5.0 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $1.6 billion represented our share and the remaining $3.4 billion represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees. See Note 10 for disclosure of the performance guarantee amounts recorded in the consolidated balance sheets and Note 1 for additional discussion.
Generally, each construction joint venture is formed to accomplish a specific project and is jointly controlled by the joint venture partners. The joint venture agreements typically provide that our interests in any profits and assets, and our respective share in any losses and liabilities, that may result from the performance of the contracts are limited to our stated percentage interest in the project. Under our joint venture contractual arrangements, we provide capital to these joint ventures in return for an ownership interest. In addition, partners dedicate resources to the joint ventures necessary to complete the contracts and are reimbursed for their cost. The operational risks of each construction joint venture are passed along to the joint venture members. As we absorb our share of these risks, our investment in each venture is exposed to potential gains and losses.
We have determined that certain of these joint ventures are consolidated because they are VIEs and we are the primary beneficiary.
We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the years ended December 31, 2016, 2015 and 2014, we determined no change was required for existing construction joint ventures.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Construction Joint Ventures
At December 31, 2016, we were engaged in five active consolidated construction joint venture projects with total contract values ranging from $47.6 million to $291.6 million. Our share of revenue remaining to be recognized on these consolidated joint ventures ranged from $3.4 million to $166.6 million. Our proportionate share of the equity in these joint ventures was between 50.0% and 65.0%. During the years ended December 31, 2016, 2015 and 2014, total revenue from consolidated construction joint ventures was $119.8 million, $54.4 million and $155.1 million, respectively. During the years ended December 31, 2016, 2015 and 2014, consolidated construction joint ventures provided $37.8 million, used $16.4 million and provided $22.5 million of operating cash flows, respectively.
Unconsolidated Construction Joint Ventures
As of December 31, 2016, we were engaged in eleven active unconsolidated joint venture projects with total contract values ranging from $78.8 million to $3.6 billion. Our proportionate share of the equity in these unconsolidated joint ventures ranged from 20.0% to 50.0%. As of December 31, 2016, our share of the revenue remaining to be recognized on these unconsolidated joint ventures ranged from $1.1 million to $507.4 million.
As of December 31, 2016 and 2015, one of our unconsolidated construction joint ventures was located in Canada and, therefore, the associated disclosures throughout this footnote include amounts that were translated from Canadian dollars to U.S. dollars using the spot rate in effect as of the reporting date for balance sheet items, and the average rate in effect during the reporting period for the results of operations.
The following is summary financial information related to unconsolidated construction joint ventures (in thousands):

December 31,	2016	2015
Assets:
Cash, cash equivalents and marketable securities	$537,991	$439,871
Other current assets[1]	644,809	666,478
Noncurrent assets	207,240	193,271
Less partners’ interest	935,615	881,183
Granite’s interest[1,2]	454,425	418,437
Liabilities:
Current liabilities	696,215	650,300
Less partners’ interest and adjustments[3]	472,324	447,926
Granite’s interest	223,891	202,374
Equity in construction joint ventures[4]	$230,534	$216,063
1Included in this balance and in accrued and other current liabilities on our consolidated balance sheets as of December 31, 2016 and 2015 was $83.1 million and $65.5 million, respectively, related to performance guarantees (see Note 10 of “Notes to the Consolidated Financial Statements”).
2Included in this balance as of December 31, 2016 and 2015 was $65.4 million and $39.7 million, respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $5.6 million related to Granite’s share of estimated recovery of back charge claims as of December 31, 2016. There was no estimated recovery of back charge claims as of December 31, 2015.
3Partners’ interest and adjustments includes amounts to reconcile total liabilities as reported by our partners to Granite’s interest adjusted to reflect our accounting policies.
4As of December 31, 2016 and 2015, this balance included $16.6 million and $8.6 million, respectively, of deficit in construction joint ventures that is included in accrued expenses and other current liabilities in the consolidated balance sheets.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Years Ended December 31,	2016	2015	2014
Revenue:
Total	$1,958,158	$1,924,544	$1,501,894
Less partners’ interest and adjustments[1]	1,387,532	1,341,334	1,048,514
Granite’s interest	570,626	583,210	453,380
Cost of revenue:
Total	1,915,376	1,819,257	1,386,577
Less partners’ interest and adjustments[1]	1,360,459	1,279,954	984,062
Granite’s interest	554,917	539,303	402,515
Granite’s interest in gross profit	$15,709	$43,907	$50,865
 1Partners’ interest and adjustments includes amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies.

During the years ended December 31, 2016, 2015 and 2014, unconsolidated construction joint venture net income was $41.8 million, $105.6 million and $116.8 million, respectively, of which our share was $15.6 million, $43.4 million and $49.2 million, respectively. These joint venture net income amounts exclude our corporate overhead required to manage the joint ventures and include taxes only to the extent the applicable states have joint venture level taxes.
Line Item Joint Ventures
We participate in various “line item” joint venture agreements under which each partner is responsible for performing certain discrete items of the total scope of contracted work. The revenue for each line item joint venture partners’ discrete items of work is defined in the contract with the project owner and each joint venture partner bears the profitability risk associated with its own work. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We include only our portion of revenue and cost of revenue associated with these contracts in our consolidated financial statements. As of December 31, 2016, we had three active line item joint venture construction projects with total contract values ranging from $66.1 million to $87.8 million of which our portion ranged from $29.1 million to $64.9 million. As of December 31, 2016, our share of revenue remaining to be recognized on these line item joint ventures ranged from $0.5 million to $17.2 million. During the years ended December 31, 2016, 2015 and 2014, our portion of revenue from line item joint ventures was $35.0 million, $26.0 million and $29.3 million, respectively.

7. Investments in Affiliates
Our investments in affiliates balance is related to our investments in unconsolidated non-construction entities that we account for using the equity method of accounting, including investments in real estate entities and a non-real estate entity.
The real estate entities were formed to accomplish specific real estate development projects that our wholly-owned subsidiary, Granite Land Company (“GLC”), participates in with third-party partners. The non-real estate entity is a 50% interest in a limited liability company which owns and operates an asphalt terminal and operates an emulsion plant in Nevada.
We have determined that the real estate entities are not consolidated because although they are VIEs, we are not the primary beneficiary. We have determined that the non-real estate entity is not consolidated because it is not a VIE and we do not hold the majority voting interest. As such, this entity is accounted for using the equity method. We account for our share of the operating results of the equity method investments in other income in the consolidated statements of operations and as a single line item in the consolidated balance sheets as investments in affiliates.
Our investments in affiliates balance consists of the following (in thousands):

December 31,	2016	2015
Equity method investments in real estate affiliates	$25,911	$24,103
Equity method investments in other affiliate	9,757	9,079
Total investments in affiliates	$35,668	$33,182

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis (in thousands):

December 31,	2016	2015
Current assets	$30,836	$26,790
Noncurrent assets	124,670	148,687
Total assets	155,506	175,477
Current liabilities	18,485	25,840
Long-term liabilities[1]	37,217	45,267
Total liabilities	55,702	71,107
Net assets	$99,804	$104,370
Granite’s share of net assets	$35,668	$33,182
1The balance primarily relates to debt associated with our real estate investments. See Note 11 for further discussion.

The equity method investments in real estate affiliates included $20.8 million and $18.5 million in residential real estate in Texas as of December 31, 2016 and 2015, respectively. The remaining balances were in commercial real estate in Texas. Of the $155.5 million in total assets as of December 31, 2016, real estate entities had total assets ranging from less than $0.1 million to $63.0 million and the non-real estate entity had total assets of $26.2 million.
The following table provides summarized statement of operations information for our affiliates accounted for under the equity method on a combined basis (in thousands):

Years Ended December 31,	2016	2015	2014
Revenue	$56,127	$47,457	$46,597
Gross profit	22,398	19,117	10,315
Income before taxes	19,117	8,446	3,647
Net income	19,117	8,446	3,647
Granite’s interest in affiliates’ net income	7,177	3,210	901

8. Property and Equipment, net
Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net in the consolidated balance sheets as follows (in thousands):

December 31,	2016	2015
Equipment and vehicles	$756,602	$731,224
Quarry property	174,839	178,357
Land and land improvements	110,999	110,294
Buildings and leasehold improvements	82,762	82,871
Office furniture and equipment	56,381	60,821
Property and equipment	1,181,583	1,163,567
Less: accumulated depreciation and depletion	774,933	778,438
Property and equipment, net	$406,650	$385,129

Depreciation and depletion expense primarily included in cost of revenue in our consolidated statements of operations was $61.0 million for both years ended December 31, 2016 and 2015 and was $64.9 million for the year ended December 31, 2014. We capitalized interest costs of $0.5 million, $0.4 million and $0.7 million in 2016, 2015 and 2014, respectively, related to certain self-constructed assets, of which $0.2 million, $0.4 million and $0.4 million, respectively, were included in investments in affiliates and the remaining amounts were included in property and equipment in the consolidated balance sheets.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We have recorded liabilities associated with our legally required obligations to reclaim owned and leased quarry property and related facilities. As of December 31, 2016 and 2015, $1.9 million and $2.0 million, respectively, of our asset retirement obligations were included in accrued expenses and other current liabilities and $20.1 million and $24.6 million, respectively, were included in other long-term liabilities in the consolidated balance sheets.
The following is a reconciliation of these asset retirement obligations (in thousands):

Years Ended December 31,	2016	2015
Beginning balance	$26,558	$27,441
Revisions to estimates	(2,058)	213
Liabilities settled	(3,806)	(2,114)
Accretion	1,242	1,018
Ending balance	$21,936	$26,558

9. Intangible Assets
Indefinite-lived Intangible Assets
Indefinite-lived intangible assets primarily consist of goodwill and use rights. Use rights of $0.4 million are included in other noncurrent assets in the consolidated balance sheets as of December 31, 2016 and 2015.
The following table presents the goodwill balance by reportable segment (in thousands):

December 31,	2016	2015
Construction	$29,260	$29,260
Large Project Construction	22,593	22,593
Construction Materials	1,946	1,946
Total goodwill	$53,799	$53,799
Amortized Intangible Assets
The following is the breakdown of our amortized intangible assets that are included in other noncurrent assets in the consolidated balance sheets (in thousands):

		Accumulated
December 31, 2016	Gross Value	Amortization	Net Value
Permits	$25,959	$(11,514)	$14,445
Acquired backlog	1,500	(1,472)	28
Customer lists	2,200	(1,174)	1,026
Trade name	4,100	(1,727)	2,373
Covenants not to compete and other	50	(24)	26
Total amortized intangible assets	$33,809	$(15,911)	$17,898

December 31, 2015
Permits	$29,713	$(14,239)	$15,474
Acquired backlog	7,900	(7,594)	306
Customer lists	4,398	(3,078)	1,320
Trade name	4,100	(1,295)	2,805
Covenants not to compete and other	2,459	(2,430)	29
Total amortized intangible assets	$48,570	$(28,636)	$19,934
Amortization expense related to amortized intangible assets for the years ended December 31, 2016, 2015 and 2014 was $2.0 million, $2.2 million and $2.3 million, respectively, and was primarily included in selling, general and administrative expenses in the consolidated statements of operations. In addition, the gross value and associated accumulated amortization was adjusted for fully amortized intangible assets that we no longer intend to use. Based on the amortized intangible assets balance at December 31, 2016, amortization expense expected to be recorded in the future is as follows: $1.7 million in 2017; $1.7 million in 2018; $1.7 million in 2019; $1.6 million in 2020; and $11.1 million thereafter.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Accrued Expenses and Other Current Liabilities (in thousands):

December 31,	2016	2015
Payroll and related employee benefits	$53,802	$56,860
Accrued insurance	44,471	41,154
Performance guarantees (see Note 1)	83,110	65,514
Other	37,204	37,407
Total	$218,587	$200,935
Other includes dividends payable, accrued legal reserves, warranty reserves, reclamation reserves, remediation reserves and other miscellaneous accruals, none of which are greater than 5% of total current liabilities.

11. Long-Term Debt and Credit Arrangements (in thousands):

December 31,	2016	2015
Senior notes payable	$120,000	$160,000
Credit Agreement term loan	95,000	100,000
Credit Agreement revolving credit loan	30,000	—
Other notes payable and debt issuance costs	(706)	(877)
Total debt	244,294	259,123
Less current maturities	14,796	14,800
Total long-term debt	$229,498	$244,323
The aggregate minimum principal maturities of long-term debt, including current maturities, for each of the five years following December 31, 2016, after considering our intent and ability to pay $30.0 million of the 2017 installment on the 2019 Notes (defined below) using another source of financing as disclosed below, are as follows: 2017 - $15.0 million; 2018 - $46.3 million; 2019 - $50.0 million; and 2020 - $133.8 million.
Senior Notes Payable
As of December 31, 2016 and 2015, senior notes payable in the amount of $120.0 million and $160.0 million, respectively, were due to a group of institutional holders and had an interest rate of 6.11% per annum (“2019 Notes”). As of December 31, 2016, three equal annual installments from 2017 through 2019 were remaining. As of December 31, 2016 and 2015, $110.0 million and $150.0 million, respectively, of the outstanding balances were included in long-term debt in the consolidated balance sheet, including $30.0 million due for each the 2016 and 2017 installments as we have the ability and intent to pay these installments using borrowings under the Credit Agreement (defined below) or by obtaining other sources of financing. The remaining $10.0 million of both the 2016 and 2017 installments was included in current maturities of long-term debt as of December 31, 2016 and 2015 in the consolidated balance sheets. In March 2014, we entered into an interest rate swap designed to convert the interest rate from a fixed rate of 6.11% to a variable rate of 4.15% plus six-month LIBOR, which was early terminated in December 2016 (see Note 4 for details).
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
Credit Agreement
As of December 31, 2016, we had a $295.0 million credit facility (the “Credit Agreement”), of which $200.0 million was a revolving credit facility and $95.0 million was a term loan that matures on October 28, 2020 (the “Maturity Date”). The Credit Agreement has a sublimit for letters of credit of $100.0 million.
Of the $100.0 million term loan outstanding as of December 31, 2015, we paid $5.0 million of the principal balance during 2016. Of the remaining $95.0 million, 1.25% of the original principal balance is due in seven quarterly installments beginning in March 2017, 2.50% of the original principal balance is due in eight quarterly installments beginning in December 2018 and the remaining balance is due on the Maturity Date. As of December 31, 2016, $90.0 million of the $95.0 million term loan was included in long-term debt and the remaining $5.0 million was included in current maturities of long-term debt in the consolidated balance sheets.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2016, the total stated amount of all issued and outstanding letters of credit under Credit Agreement was $8.8 million and $30.0 million had been drawn for the 2016 installment of the 2019 Notes. The total unused availability under the Credit Agreement was $161.2 million. The letters of credit will expire between August 2017 and October 2017.
Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on certain financial ratios calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin was 1.75% for loans bearing interest based on LIBOR and 0.75% for loans bearing interest at the base rate at December 31, 2016. Accordingly, the effective interest rates using three-month LIBOR and base rate were 2.75% and 4.50%, respectively, at December 31, 2016 and we elected to use LIBOR. Borrowings at the base rate have no designated term and could be repaid without penalty any time prior to the Maturity Date. Borrowings bearing interest at a LIBOR rate have a term no less than one month and no greater than six months (or such longer period not to exceed 12 months if approved by all lenders). At the end of each term, such borrowings can be paid or continued at our discretion as either a borrowing at the base rate or a borrowing at a LIBOR rate with similar terms. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are collateralized on an equivalent basis with the obligations under the 2019 Notes (defined above) by first priority liens (subject only to other permitted liens) on substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement.
In January 2016, we entered into an interest rate swap designated as a cash flow hedge with an effective date of April 2016 and an initial notional amount of $98.8 million which matures in October 2020. The interest rate swap is designed to convert the interest rate on the term loan described above from a variable rate of interest of LIBOR plus an applicable margin to a fixed rate of 1.47% plus the same applicable margin (see Note 4 for details).
The Credit Agreement provides for the release of the liens securing the obligations, at our option and expense, so long as certain conditions as defined by the terms in the Credit Agreement are satisfied (“Collateral Release Period”). However, if subsequent to exercising the option, our Consolidated Fixed Charge Coverage Ratio is less than 1.25 or our Consolidated Leverage Ratio is greater than 2.50, then we would be required to promptly re-pledge substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement. As of December 31, 2016, the conditions for the exercise of our right under the Credit Agreement to have liens released were not satisfied.
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
As of December 31, 2016 and pursuant to the definitions in the agreements, our Consolidated Tangible Net Worth was $881.6 million, which exceeded the minimum of $697.3 million, our Consolidated Leverage Ratio was 1.54 which did not exceed the maximum of 3.00 and our Consolidated Interest Coverage Ratio was 12.30 which exceeded the minimum of 4.00.
As of December 31, 2016, we were in compliance with all covenants contained in the Credit Agreement and related to the 2019 NPA. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Employee Benefit Plans
Profit Sharing and 401(k) Plan: The Profit Sharing and 401(k) Plan (the “401(k) Plan”) is a defined contribution plan covering all employees except employees covered by collective bargaining agreements and employees of our consolidated construction joint ventures. Each employee’s combined pre-tax 401(k) and post-tax (Roth) contributions cannot exceed 50% of their eligible pay or Internal Revenue Code annual contribution limits. Our 401(k) matching contributions can be up to 6% of an employee’s gross pay at the discretion of the Board of Directors. Our 401(k) matching contributions to the 401(k) Plan for the years ended December 31, 2016, 2015 and 2014 were $11.0 million, $5.4 million and $5.0 million, respectively. Profit sharing contributions from the Company may be made to the 401(k) Plan in an amount determined by the Board of Directors. We made no profit sharing contributions during the years ended December 31, 2016, 2015 and 2014.
Non-Qualified Deferred Compensation Plan: We offer a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of our highly compensated employees. The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. In October 2008, a Rabbi Trust was established to fund our NQDC Plan obligation and was fully funded as of December 31, 2016. The assets held by the Rabbi Trust at December 31, 2016 and 2015 are substantially in the form of Company-owned life insurance and are included in other noncurrent assets in the consolidated balance sheets. As of December 31, 2016, there were 58 active participants in the NQDC Plan. NQDC Plan obligations were $21.5 million and $19.7 million as of December 31, 2016 and 2015, respectively.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents our participation in these plans (dollars in thousands):

	Pension Plan Employer Identification Number	Pension Protection Act (“PPA”) Certified Zone Status[1]		FIP / RP Status Pending / Implemented[2]	Contributions			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement[3]
Pension Trust Fund		2016	2015		2016	2015	2014
Locals 302 and 612 IUOE-Employers Construction Industry Retirement Plan	91-6028571	Green	Green	No	$3,113	$3,000	$3,043	No	12/31/2017 5/31/2018 12/31/2019
Pension Trust Fund for Operating Engineers Pension Plan	94-6090764	Red	Red	Yes	9,266	9,070	9,590	No	5/15/2017 6/30/2017 1/31/2018 6/30/2019 6/15/2020 6/30/2020 9/30/2020
Operating Engineers Pension Trust Fund	95-6032478	Red	Red	Yes	5,357	3,647	3,001	No	6/30/2019
Laborers Pension Trust Fund for Northern California	94-6277608	Yellow	Yellow	Yes	2,215	2,403	2,682	No	6/30/2019
Construction Laborers Pension Trust for Southern California	43-6159056	Green	Green	No	2,095	1,349	1,258	No	6/30/2018
Laborers Pension Fund	36-2514514	Green	Green	No	2,328	1,919	2,230	No	5/31/2017
All other funds (39 as of December 31, 2016)					8,708	7,171	7,618
			Total Contributions:		$33,082	$28,559	$29,422
1The most recent PPA zone status available in 2016 and 2015 is for the plan’s year-end during 2015 and 2014, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.
2The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.
3Lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. Pension trust funds with a range of expiration dates have various collective bargaining agreements.

Based upon the most recently available annual reports, the Company’s contribution to each of the individually significant plans listed in the table above was less than 5% of each plan’s total contributions. We currently have no intention of withdrawing from any of the multi-employer pension plans in which we participate that would result in a significant withdrawal liability. In addition, we do not have any significant future obligations or funding requirements related to these plans other than the ongoing contributions that are paid as hours are worked by plan participants.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Shareholders’ Equity
Stock-based Compensation: The 2012 Equity Incentive Plan provides for the issuance of restricted stock, restricted stock units (“RSUs”) and stock options to eligible employees and to members of our Board of Directors. A total of 1,829,436 shares of our common stock have been reserved for issuance of which 1,140,446 remained available as of December 31, 2016.
Restricted Stock: As of December 31, 2016 and 2015 there was no restricted stock outstanding as all outstanding shares had either been forfeited or vested.
Stock Options: No stock options were granted during the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, there were 8,978 stock options outstanding all of which were fully vested as of June 30, 2013.
Restricted Stock Units: RSUs are issued for services to be rendered and may not be sold, transferred or pledged for such a period as determined by our Compensation Committee. RSU stock compensation cost is measured at our common stock’s fair value based on the market price at the date of grant. We recognize compensation cost only for RSUs that we estimate will ultimately vest. We estimate the number of shares that will ultimately vest at each grant date based on our historical experience and adjust compensation cost based on changes in those estimates over time.
RSU compensation cost is recognized ratably over the shorter of the vesting period (generally three years) or the period from grant date to the first maturity date after the holder reaches age 62 and has completed certain specified years of service, when all RSUs become fully vested. Vesting of RSUs is not subject to any market or performance conditions and vesting provisions are at the discretion of the Compensation Committee. An employee may not sell or otherwise transfer unvested RSUs and, in the event employment is terminated prior to the end of the vesting period, any unvested RSUs are surrendered to us. We have no obligation to purchase these RSUs that are surrendered to us.
A summary of the changes in our RSUs during the years ended December 31, 2016, 2015 and 2014 is as follows (shares in thousands):

Years Ended December 31,	2016		2015		2014
	RSUs	Weighted-Average Grant-Date Fair Value per RSU	RSUs	Weighted-Average Grant-Date Fair Value per RSU	RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding, beginning balance	451	$32.73	565	$31.38	769	$29.49
Granted	572	43.17	228	33.40	212	37.94
Vested	(307)	36.24	(300)	31.50	(365)	30.15
Forfeited	(35)	40.97	(42)	33.38	(51)	31.97
Outstanding, ending balance	681	$39.15	451	$32.73	565	$31.38
Compensation cost related to RSUs was $13.4 million ($9.2 million net of effective tax rate), $8.8 million ($5.8 million net of effective tax rate), and $11.2 million ($7.2 million net of effective tax rate) for the years ended December 31, 2016, 2015 and 2014, respectively. The grant date fair value of RSUs vested during the years ended December 31, 2016, 2015 and 2014 was $11.5 million, $10.3 million and $11.7 million, respectively. As of December 31, 2016, there was $14.2 million of unrecognized compensation cost related to RSUs which will be recognized over a remaining weighted-average period of 1.4 years.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

401(k) Plan: As of December 31, 2016, the 401(k) Plan owned 1,667,503 shares of our common stock. Dividends on shares held by the 401(k) Plan are charged to retained earnings and all shares held by the 401(k) Plan are treated as outstanding in computing our earnings per share.
Employee Stock Purchase Plan: Our ESPP allows qualifying employees to purchase shares of our common stock through payroll deductions of up to 15% of their compensation, subject to Internal Revenue Code limitations, at a price of 95% of the fair market value as of the end of each of the six-month offering periods, which commence on May 15 and November 15 of each year. During the years ended December 31, 2016, 2015 and 2014, proceeds from the ESPP were $0.8 million, $0.8 million and $0.7 million for 16,717, 22,567 and 21,433 shares, respectively.
Share Purchase Program: On April 7, 2016, the Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion, which replaced the former authorization including the amount available. We did not purchase shares under the share purchase program in any of the periods presented. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors.

14. Weighted Average Shares Outstanding and Net Income Per Share
The following table presents a reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income per share as well as the calculation of basic and diluted net income per share (in thousands except per share amounts):

Years Ended December 31,	2016	2015	2014
Numerator (basic and diluted):
Net income allocated to common shareholders for basic calculation	$57,122	$60,485	$25,346

Denominator:
Weighted average common shares outstanding, basic	39,557	39,337	39,096
Dilutive effect of stock options and restricted stock units	668	531	699
Weighted average common shares outstanding, diluted	40,225	39,868	39,795
Net income per share, basic	$1.44	$1.54	$0.65
Net income per share, diluted	$1.42	$1.52	$0.64

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. Income Taxes
Following is a summary of the provision for income taxes (in thousands):

Years Ended December 31,	2016	2015	2014
Federal:
Current	$15,657	$4,810	$2,529
Deferred	9,919	25,955	11,142
Total federal	25,576	30,765	13,671
State:
Current	4,567	1,914	1,897
Deferred	19	2,500	4,153
Total state	4,586	4,414	6,050
Total provision for income taxes	$30,162	$35,179	$19,721
Following is a reconciliation of our provision for income taxes based on the Federal statutory tax rate to our effective tax rate (dollars in thousands):

Years Ended December 31,	2016		2015		2014
Federal statutory tax	$33,728	35.0%	$35,165	34.0%	$19,459	35.0%
State taxes, net of federal tax benefit	2,990	3.1	3,769	3.6	5,420	9.7
Percentage depletion deduction	(1,352)	(1.4)	(1,444)	(1.4)	(1,217)	(2.2)
Domestic production activities deduction	(1,624)	(1.7)	(306)	(0.3)	(2)	—
Non-controlling interests	(3,177)	(3.3)	(2,639)	(2.6)	(3,686)	(6.6)
Nondeductible expenses	1,094	1.1	219	0.2	275	0.5
Other	(1,497)	(1.5)	415	0.5	(528)	(0.9)
Total	$30,162	31.3%	$35,179	34.0%	$19,721	35.5%
Following is a summary of the deferred tax assets and liabilities (in thousands):

December 31,	2016	2015
Long-term deferred tax assets:
Receivables	$573	$332
Inventory	2,212	2,710
Insurance	12,524	10,427
Deferred compensation	12,740	11,139
Other accrued liabilities	2,294	3,405
Accrued compensation	11,031	12,639
Other	2,481	3,410
Net operating loss carryforwards	2,341	648
Valuation allowance	(2,153)	(641)
Total long-term deferred tax assets	44,043	44,069
Long-term deferred tax liabilities:
Property and equipment	29,400	30,285
Contract income recognition	20,084	9,455
Total long-term deferred tax liabilities	49,484	39,740
Net long-term deferred tax (liabilities) assets	$(5,441)	$4,329
As of December 31, 2016, our deferred tax asset for net operating loss carryforwards relates to state and local net operating loss carryforwards with the significant carryforwards expiring beginning in 2035. We have provided a valuation allowance on the net deferred tax assets for certain state and local jurisdictions because we do not believe it is more likely than not that they will be realized.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a summary of the change in valuation allowance (in thousands):

December 31,	2016	2015	2014
Beginning balance	$641	$1,185	$3,731
Additions (deductions), net	1,512	(544)	(2,546)
Ending balance	$2,153	$641	$1,185
The additions to the valuation allowance are related to the revaluation of our net deferred tax assets related to various state and local jurisdictions during the year ended December 31, 2016. Deductions to the valuation allowance are insignificant for the year ended December 31, 2016.
Uncertain tax positions: We file income tax returns in the U.S. and various state and local jurisdictions. We are currently under examination by various state taxing authorities for various tax years. We do not anticipate that any of these audits will result in a material change in our financial position. We are no longer subject to U.S. federal examinations by tax authorities for years before 2011. With few exceptions, as of December 31, 2016, we are no longer subject to state examinations by taxing authorities for years before 2010.
We had approximately $3.3 million and $1.6 million of total gross unrecognized tax benefits as of December 31, 2016 and 2015, respectively. There were approximately $3.2 million and $1.3 million of unrecognized tax benefits that would affect the effective tax rate in any future period at December 31, 2016 and 2015, respectively. We do not anticipate a significant increase or decrease in our unrecognized tax benefits that will impact our effective tax rate in 2017.
The following is a tabular reconciliation of unrecognized tax benefits (in thousands), the balance of which is included in other long-term liabilities in the consolidated balance sheets:

December 31,	2016	2015	2014
Beginning balance	$1,578	$887	$2,231
Gross increases – current period tax positions	1,902	1,006	—
Gross decreases – current period tax positions	(125)	(156)	(282)
Gross increases – prior period tax positions	2	—	—
Gross decreases – prior period tax positions	(5)	—	(2)
Settlements with taxing authorities/lapse of statute of limitations	(90)	(159)	(1,060)
Ending balance	$3,262	$1,578	$887
We record interest on uncertain tax positions in interest expense in our consolidated statements of operations. During the years ended December 31, 2016, 2015 and 2014, we recognized approximately $0.1 million interest expense, $0.1 million interest income and $0.9 million of interest income, respectively. Approximately $0.2 million and $0.1 million of accrued interest related to our uncertain tax position liability was included in other long-term liabilities in our consolidated balance sheets at December 31, 2016 and 2015, respectively.

16. Commitments, Contingencies and Guarantees
Leases: Minimum rental commitments and minimum royalty requirements under all noncancellable operating leases, primarily quarry property, in effect at December 31, 2016 were (in thousands):

Years Ending December 31,
2017	$10,451
2018	8,896
2019	6,149
2020	5,316
2021	4,255
Later years (through 2046)	13,226
Total	$48,293
Operating lease rental and royalty expense primarily included in cost of revenue in our consolidated statements of operations was $18.2 million, $11.3 million and $10.6 million in 2016, 2015 and 2014, respectively.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Performance Guarantees
We participate in various joint ventures and line item joint ventures under which each partner is responsible for performing certain discrete items of the total scope of contracted work. See Note 1, Note 6 and Note 10 for further details.
Surety Bonds
We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At December 31, 2016, $3.2 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

17. Legal Proceedings
In the ordinary course of business, we and our affiliates are involved in various legal proceedings alleging, among other things, liability issues or breach of contract or tortious conduct in connection with the performance of services and/or materials provided, the various outcomes of which cannot be predicted with certainty. We and our affiliates are also subject to government inquiries in the ordinary course of business seeking information concerning our compliance with government construction contracting requirements and various laws and regulations, the outcomes of which cannot be predicted with certainty.
Some of the matters in which we or our joint ventures and affiliates are involved may involve compensatory, punitive, or other claims or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that are not probable to be incurred or cannot currently be reasonably estimated. In addition, in some circumstances our government contracts could be terminated, we could be suspended, debarred or incur other administrative penalties or sanctions, or payment of our costs could be disallowed. While any of our pending legal proceedings may be subject to early resolution as a result of our ongoing efforts to resolve the proceedings, whether or when any legal proceeding will be resolved is neither predictable nor guaranteed.
Accordingly, it is possible that future developments in such proceedings and inquiries could require us to (i) adjust existing accruals, or (ii) record new accruals that we did not originally believe to be probable or that could not be reasonably estimated. Such changes could be material to our financial condition, results of operations and/or cash flows in any particular reporting period. In addition to matters that are considered probable for which the loss can be reasonably estimated, disclosure is also provided when it is reasonably possible and estimable that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the amount recorded.
Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in the consolidated balance sheets. The aggregate liabilities recorded as of December 31, 2016 and 2015 related to these matters were approximately $4.3 million and $5.2 million, respectively, and were primarily included in accounts payable and accrued expenses and other current liabilities in our consolidated balance sheets. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, was immaterial as of December 31, 2016. Our estimates related to such matters could change in future periods.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18. Business Segment Information
Our reportable segments are: Construction, Large Project Construction and Construction Materials.
In addition to business segments, we review our business by operating groups. Our operating groups are defined as follows: (i) California; (ii) Northwest, which primarily includes offices in Alaska, Arizona, Nevada, Utah and Washington; (iii) Heavy Civil, which primarily includes offices in California, Florida, New York and Texas; and (iv) Kenny, which primarily includes an office in Illinois. Each of these operating groups may include financial results from our Construction and Large Project Construction segments. Our California and Northwest operating groups include financial results from our Construction Materials segment.
The Construction segment performs various construction projects with a large portion of the work focused on new construction and improvement of streets, roads, highways, bridges, site work, underground, power-related facilities, utilities and other infrastructure projects. These projects are typically bid-build projects completed within two years with a contract value of less than $75 million.
The Large Project Construction segment focuses on large, complex infrastructure projects which typically have a longer duration than our Construction segment work. These projects include major highways, mass transit facilities, bridges, tunnels, waterway locks and dams, pipelines, canals, power-related facilities, utilities and airport infrastructure. This segment primarily includes bid-build, design-build, construction management/general contractor contracts, together with various contract methods relating to public-private partnerships, generally with contract values in excess of $75 million.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summarized segment information is as follows (in thousands):

Years Ended December 31,	Construction	Large Project Construction	Construction Materials	Total
2016
Total revenue from reportable segments	$1,365,198	$888,193	$425,029	$2,678,420
Elimination of intersegment revenue	—	—	(163,803)	(163,803)
Revenue from external customers	1,365,198	888,193	261,226	2,514,617
Gross profit	209,215	64,137	28,018	301,370
Depreciation, depletion and amortization	22,816	6,796	23,437	53,049
Segment assets	151,475	314,823	282,472	748,770
2015
Total revenue from reportable segments	$1,262,675	$812,720	$432,284	$2,507,679
Elimination of intersegment revenue	—	—	(136,650)	(136,650)
Revenue from external customers	1,262,675	812,720	295,634	2,371,029
Gross profit	187,506	79,467	32,863	299,836
Depreciation, depletion and amortization	20,117	10,343	22,389	52,849
Segment assets	139,399	274,975	288,900	703,274
2014
Total revenue from reportable segments	$1,186,445	$825,044	$385,392	$2,396,881
Elimination of intersegment revenue	—	—	(121,611)	(121,611)
Revenue from external customers	1,186,445	825,044	263,781	2,275,270
Gross profit	113,953	107,097	18,691	239,741
Depreciation, depletion and amortization	19,141	16,197	21,976	57,314
Segment assets	149,018	248,464	307,229	704,711
A reconciliation of segment gross profit to consolidated income before provision for income taxes is as follows (in thousands):

Years Ended December 31,	2016	2015	2014
Total gross profit from reportable segments	$301,370	$299,836	$239,741
Selling, general and administrative expenses	219,299	203,817	193,256
Restructuring and impairment gains	(1,925)	(6,003)	(2,643)
Gain on sales of property and equipment	(8,358)	(8,286)	(15,972)
Total other (income) expense	(4,008)	6,881	9,503
Income before provision for income taxes	$96,362	$103,427	$55,597
A reconciliation of segment assets to consolidated total assets is as follows (in thousands):

December 31,	2016	2015	2014
Total assets for reportable segments	$748,770	$703,274	$704,711
Assets not allocated to segments:
Cash and cash equivalents	189,326	252,836	255,961
Short-term and long-term marketable securities	127,779	105,695	102,067
Receivables, net	419,345	340,822	310,934
Deferred income taxes, net	—	4,329	32,785
Other current assets, excluding segment assets	113,010	85,556	60,615
Property and equipment, net, excluding segment assets	32,397	36,721	45,188
Investments in affiliates	35,668	33,182	32,361
Other noncurrent assets, excluding segment assets	67,158	64,463	55,426
Consolidated total assets	$1,733,453	$1,626,878	$1,600,048

Item 16. FORM 10-K SUMMARY
None.
Quarterly Financial Data
The following table sets forth selected unaudited quarterly financial information for the years ended December 31, 2016 and 2015. This information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contains all adjustments necessary for a fair statement thereof. Net income (loss) per share calculations are based on the weighted average common shares outstanding for each period presented. Accordingly, the sum of the quarterly net income (loss) per share amounts may not equal the per share amount reported for the year.

QUARTERLY FINANCIAL DATA
(unaudited - dollars in thousands, except per share data)
2016 Quarters Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$666,681	$803,905	$604,579	$439,452
Gross profit	81,250	107,674	73,201	39,245
As a percent of revenue	12.2%	13.4%	12.1%	8.9%
Net income (loss)[2]	$19,264	$38,172	$18,526	$(9,762)
As a percent of revenue	2.9%	4.7%	3.1%	(2.2)%
Net income (loss) attributable to Granite[3]	$16,173	$37,190	$14,199	$(10,440)
As a percent of revenue	2.4%	4.6%	2.3%	(2.4)%
Net income (loss) per share attributable to common shareholders:
Basic	$0.41	$0.94	$0.36	$(0.27)
Diluted	$0.40	$0.92	$0.35	$(0.27)

2015 Quarters Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$630,162	$751,376	$569,242	$420,249
Gross profit[1]	100,624	96,083	64,200	38,929
As a percent of revenue	16.0%	12.8%	11.3%	9.3%
Net income (loss)[2]	$35,139	$32,180	$9,539	$(8,610)
As a percent of revenue	5.6%	4.3%	1.7%	(2.0)%
Net income (loss) attributable to Granite	$28,673	$30,759	$9,613	$(8,560)
As a percent of revenue	4.6%	4.1%	1.7%	(2.0)%
Net income (loss) per share attributable to common shareholders:
Basic	$0.73	$0.78	$0.24	$(0.22)
Diluted	$0.72	$0.77	$0.24	$(0.22)
1Gross profit is higher than the amounts presented in the “Quarterly Financial Data” section previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015 due to reclassification of restricted stock amortization from selling, general and administration expenses to cost of revenue. See “Gross Profit” and “Selling, General and Administrative Expenses” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
2During the third quarter of 2016, we recorded $0.9 million of restructuring gains resulting from sale of an underlying property in our equity method investment. During the fourth quarter of 2016, we recorded a $1.0 million restructuring gain resulting from the release of lease obligations During the fourth quarter of 2015, we recorded a restructuring gain of $5.0 million, which included amounts attributable to non-controlling interests of $3.3 million, associated with the sale of a previously impaired consolidated real estate investment and recorded a $1.0 million restructuring gain resulting from the sale of previously impaired non-performing quarry sites.
3Net income (loss) attributable to Granite is higher than the amounts previously reported in our Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, June 30 and March 31, 2016, due to $0.9 million reclassifications resulting from early adoption of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, of which $0.7 million was recorded in the first quarter of 2016 and the remaining $0.2 million was recorded in the second and third quarters of 2016 (see Note 1 of “Notes to the Consolidated Financial Statements”).

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

By: /s/ Laurel J. Krzeminski
Laurel J. Krzeminski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 17, 2017, by the following persons on behalf of the Registrant in the capacities indicated.

/s/ James H. Roberts
James H. Roberts, President and Chief Executive Officer

/s/ William H. Powell
William H. Powell, Chairman of the Board and Director

/s/ Claes G. Bjork
Claes G. Bjork, Director

/s/ James W. Bradford, Jr.
James W. Bradford, Jr., Director

/s/ William G. Dorey
William G. Dorey, Director

/s/ David H. Kelsey
David H. Kelsey, Director

/s/ Michael F. McNally
Michael F. McNally, Director

/s/ Gaddi H. Vasquez
Gaddi H. Vasquez, Director

/s/ David C. Darnell
David C. Darnell

/s/ Patricia D. Galloway
Patricia D. Galloway

/s/ Celeste B. Mastin
Celeste B. Mastin

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

10.11	* **	Form of Amended and Restated Director and Officer Indemnification Agreement [Exhibit 10.10 to the Company’s Form 10-K for year ended December 31, 2002]
10.12	* **	Executive Retention and Severance Plan II effective as of March 9, 2011 [Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2011]
10.13	* **	Form of Restricted Stock Agreement effective March 2010 [Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2010]
10.14	* **	Form of Non-employee Director Stock Option Agreement as amended and effective April 7, 2006 [Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2010]
10.15	* **	Form of Restricted Stock Units Agreement effective January 1, 2010 [Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2010]
10.16	* **	Form of Non-employee Director Restricted Stock Units Agreement effective January 1, 2010 [Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2010]
10.17	* **	Granite Construction Incorporated Annual Incentive Plan effective January 1, 2010, as amended [Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2011]
10.18	* **	Amendment No. 2 to the Granite Construction Incorporated Annual Incentive Plan effective January 1, 2012 [Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2011]
10.19	* **	Granite Construction Incorporated Long Term Incentive Plan effective January 1, 2010, as amended [Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2011]
10.20	* **	Amendment No. 2 to the Granite Construction Incorporated Long Term Incentive Plan effective January 1, 2012 [Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2011]
10.21	* **	Granite Construction Incorporated 2012 Equity Incentive Plan [Exhibit 10.1 to the Company’s Form 8-K filed on May 25, 2012]
10.22	* **	Form of Non-Employee Director Restricted Stock Unit Agreement effective May 22, 2012 [Exhibit 10.2 to the Company’s Form 8-K filed on May 25, 2012]
10.23	* **	Granite Construction Incorporated NEO LTIP Awards Form of Restricted Stock Unit Agreement (Vesting on Date of Grant) [Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 2012]
10.24	* **	Granite Construction Incorporated NEO LTIP Awards Form of Restricted Stock Unit Agreement (3 Year Vesting Schedule) [Exhibit 10.31 to the Company's Form 10-K for the year ended December 31, 2012]
10.25	*	Second Amendment to Note Purchase Agreement, dated as of March 3, 2014 [Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 2013]

Exhibit No.		Exhibit Description
10.26	*
Second Amended and Restated Credit Agreement, dated October 28, 2015, by and among Granite Construction Incorporated, Granite Construction Company, GILC Incorporated, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer

10.27	*	Second Amended and Restated Guaranty Agreement, dated October 28, 2015, by and among Granite Construction Incorporated, the guarantors party thereto and Bank of America, N.A., as Administrative Agent
18.1	*	Preferability Letter from PricewaterhouseCoopers LLP [Exhibit 18 to the Company's Form 10-Q for quarter ended March 31, 2015]
21	†	List of Subsidiaries of Granite Construction Incorporated
23.1	†	Consent of PricewaterhouseCoopers LLP
31.1	†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	†	Mine Safety Disclosure
101.INS	†	XBRL Instance Document
101.SCH	†	XBRL Taxonomy Extension Schema
101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	†	XBRL Taxonomy Extension Definition Linkbase
101.LAB	†	XBRL Taxonomy Extension Label Linkbase
101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase

*    Incorporated by reference
**  Compensatory plan or management contract
†    Filed herewith
††  Furnished herewith