Form 10-Q
period 2017-03-31
GRANITE CONSTRUCTION INC
filed 2017-05-02
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number: 1-12911

GRANITE CONSTRUCTION INCORPORATED

State of Incorporation:	I.R.S. Employer Identification Number:
Delaware	77-0239383

Address of principal executive offices:
585 W. Beach Street
Watsonville, California 95076
(831) 724-1011
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 28, 2017.

Class	Outstanding
Common Stock, $0.01 par value	39,818,340

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)
	March 31, 2017	December 31, 2016	March 31, 2016
ASSETS
Current assets
Cash and cash equivalents ($60,406, $73,115 and $46,993 related to consolidated construction joint ventures (“CCJVs”))	$169,501	$189,326	$198,298
Short-term marketable securities	67,824	64,884	43,001
Receivables, net ($55,215, $52,613 and $51,431 related to CCJVs)	351,091	419,345	307,483
Costs and estimated earnings in excess of billings ($2,965, $5,046 and $356 related to CCJVs)	90,112	73,102	76,972
Inventories	58,781	55,245	59,444
Equity in construction joint ventures	235,683	247,182	240,480
Other current assets ($7,047, $7,500 and $4,829 related to CCJVs)	54,542	39,908	37,100
Total current assets	1,027,534	1,088,992	962,778
Property and equipment, net ($26,161, $20,500 and $12,925 related to CCJVs)	412,490	406,650	398,750
Long-term marketable securities	59,989	62,895	72,653
Investments in affiliates	36,410	35,668	34,619
Goodwill	53,799	53,799	53,799
Deferred income taxes, net	—	—	5,119
Other noncurrent assets	87,997	85,449	84,512
Total assets	$1,678,219	$1,733,453	$1,612,230

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$14,796	$14,796	$14,795
Accounts payable ($19,386, $26,419 and $16,309 related to CCJVs)	170,006	199,029	139,215
Billings in excess of costs and estimated earnings ($34,467, $33,704 and $23,538 related to CCJVs)	91,527	97,522	89,188
Accrued expenses and other current liabilities ($1,426, $1,544 and $1,442 related to CCJVs)	224,850	218,587	226,276
Total current liabilities	501,179	529,934	469,474
Long-term debt	228,306	229,498	243,099
Deferred income taxes, net	5,609	5,441	—
Other long-term liabilities	47,066	45,989	43,913
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 39,815,232 shares as of March 31, 2017, 39,621,140 shares as of December 31, 2016 and 39,563,620 shares as of March 31, 2016	398	396	396
Additional paid-in capital	152,805	150,337	144,916
Accumulated other comprehensive loss	(257)	(371)	(1,569)
Retained earnings	706,571	735,626	683,784
Total Granite Construction Incorporated shareholders’ equity	859,517	885,988	827,527
Non-controlling interests	36,542	36,603	28,217
Total equity	896,059	922,591	855,744
Total liabilities and equity	$1,678,219	$1,733,453	$1,612,230
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)
Three Months Ended March 31,	2017	2016
Revenue
Construction	$226,849	$209,487
Large Project Construction	207,033	195,449
Construction Materials	34,518	34,516
Total revenue	468,400	439,452
Cost of revenue
Construction	198,900	182,554
Large Project Construction	204,478	181,944
Construction Materials	39,896	35,709
Total cost of revenue	443,274	400,207
Gross profit	25,126	39,245
Selling, general and administrative expenses	61,837	56,133
Gain on sales of property and equipment	(270)	(600)
Operating loss	(36,441)	(16,288)
Other (income) expense
Interest income	(1,051)	(836)
Interest expense	2,743	3,049
Equity in income of affiliates	(916)	(1,442)
Other income, net	(870)	(1,372)
Total other income	(94)	(601)
Loss before benefit from income taxes	(36,347)	(15,687)
Benefit from income taxes	(12,496)	(5,924)
Net loss	(23,851)	(9,763)
Amount attributable to non-controlling interests	61	(678)
Net loss attributable to Granite Construction Incorporated	$(23,790)	$(10,441)

Net loss per share attributable to common shareholders (see Note 11)
Basic	$(0.60)	$(0.26)
Diluted	$(0.60)	$(0.26)
Weighted average shares of common stock
Basic	39,649	39,433
Diluted	39,649	39,433
Dividends per common share	$0.13	$0.13
 The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited - in thousands)
Three Months Ended March 31,	2017	2016
Net loss	$(23,851)	$(9,763)
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivatives	$52	$(891)
Less: reclassification for net losses included in interest expense	69	—
Net change	$121	$(891)
Foreign currency translation adjustments, net	(7)	822
Other comprehensive income (loss)	$114	$(69)
Comprehensive loss	$(23,737)	$(9,832)
Non-controlling interests in comprehensive loss	61	(678)
Comprehensive loss attributable to Granite	$(23,676)	$(10,510)
 The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)
Three Months Ended March 31,	2017	2016
Operating activities
Net loss	$(23,851)	$(9,763)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	14,649	13,736
Gain on sales of property and equipment	(270)	(600)
Stock-based compensation	8,913	5,985
Equity in net income from unconsolidated joint ventures	(1,456)	(8,538)
Changes in assets and liabilities:
Receivables	68,272	33,358
Costs and estimated earnings in excess of billings, net	(25,581)	(21,793)
Inventories	(3,536)	(3,891)
Contributions to unconsolidated construction joint ventures	(813)	(2,715)
Distributions from unconsolidated construction joint ventures	16,179	4,512
Other assets, net	(18,465)	(12,448)
Accounts payable	(28,161)	(22,081)
Accrued expenses and other current liabilities, net	7,456	13,804
Net cash provided by (used in) operating activities	13,336	(10,434)
Investing activities
Purchases of marketable securities	(29,910)	(19,948)
Maturities of marketable securities	30,000	5,000
Proceeds from called marketable securities	—	5,000
Purchases of property and equipment ($6,207 and $8,066 related to CCJVs)	(21,372)	(24,565)
Proceeds from sales of property and equipment	1,060	772
Other investing activities, net	67	(274)
Net cash used in investing activities	(20,155)	(34,015)
Financing activities
Long-term debt principal repayments	(1,250)	(1,250)
Cash dividends paid	(5,151)	(5,124)
Repurchases of common stock	(6,448)	(4,459)
Other financing activities, net	(157)	744
Net cash used in financing activities	(13,006)	(10,089)
Decrease in cash and cash equivalents	(19,825)	(54,538)
Cash and cash equivalents at beginning of period	189,326	252,836
Cash and cash equivalents at end of period	$169,501	$198,298

Supplementary Information
Cash paid during the period for:
Interest	$1,242	$558
Income taxes	1,897	6,138
Other non-cash operating activities:
Performance guarantees	$—	$11,870
Non-cash investing and financing activities:
Restricted stock units issued, net of forfeitures	$11,109	$20,164
Accrued cash dividends	5,176	5,143
Accrued equipment purchases	749	(3,725)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” “the Company” or “Granite”) and are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at March 31, 2017 and 2016 and the results of our operations and cash flows for the periods presented. The December 31, 2016 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.
Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.
We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements, except for the adoption of Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities and ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships during the three months ended March 31, 2017. ASU No. 2016-01 eliminated the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the consolidated balance sheet, which related to our marketable securities and debt (see Note 5). ASU No. 2016-05 had no impact on our condensed consolidated financial statements.

2.	Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, and subsequently issued several related ASUs (“Topic 606”), which provide guidance for recognizing revenue from contracts with customers. The core principle of Topic 606 is that revenue will be recognized when promised goods or services are transferred to customers in an amount that reflects consideration for which entitlement is expected in exchange for those goods or services. Topic 606 will be effective commencing with our quarter ending March 31, 2018. We currently anticipate adopting Topic 606 using the modified retrospective transition approach that may result in a cumulative adjustment to beginning retained earnings as of January 1, 2018, which we will elect to only apply to contracts with customers that are not substantially complete as of January 1, 2018.
Although we are in the process of assessing the financial impact of Topic 606 on our consolidated financial statements and related footnotes, we do not expect Topic 606 to have a material impact on our Construction Materials segment’s revenue. While we continue to assess the impact to both our Large Project Construction and Construction segments, our Large Project Construction segment is more likely to be impacted than our Construction segment in the following areas:

•
Multiple performance obligations - In accordance with Topic 606, construction contracts with customers, including those related to contract modifications, will be reviewed to determine if there are multiple performance obligations. If separate performance obligations are identified, the timing of revenue recognition could be impacted. Based on our assessment to-date on currently active construction contracts with customers, we have identified a few construction contracts that will have multiple performance obligations.

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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which is intended to help companies evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses by providing a more robust framework to use in determining when a set of assets and activities is a business. This ASU will be effective commencing with our quarter ending March 31, 2018. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU will be effective commencing with our quarter ending March 31, 2020. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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
In our review of these changes for the three months ended March 31, 2016, we did not identify any material amounts that should have been recorded in a prior period. In our review of these changes for the three months ended March 31, 2017, we identified and corrected amounts that should have been recorded during the three months ended September 30, 2016. This correction resulted in a $4.9 million decrease to Large Project Construction revenue and gross profit and a $1.6 million increase in net loss attributable to Granite Construction Incorporated. We have assessed the impact of this correction to the financial statements of prior periods’ and to the financial statements for the three months ended March 31, 2017, and have concluded that the amounts were not material and are not expected to be material to the financial statements for the year ending December 31, 2017.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Revisions in estimates for the three months ended March 31, 2017 included a net increase in revenue of $1.8 million related to the estimated cost recovery of customer affirmative claims, which included increases of $2.7 million that were also affected by an increase in estimated contract costs in excess of the estimated recovery during the three months ended March 31, 2017. Estimated contract costs in excess of estimated cost recovery were recorded in prior periods for the offsetting decrease of $0.9 million.
Revisions in estimates for the three months ended March 31, 2016 included increases in revenue of $2.8 million related to the estimated cost recovery of customer affirmative claims, which included increases of $1.1 million that were also affected by an increase in estimated contract costs in excess of the estimated recovery during the three months ended March 31, 2016. The remaining $1.7 million had estimated contract costs in excess of estimated cost recovery that were recorded in prior periods.
Revisions in estimates for the three months ended March 31, 2017 included a reduction of cost of revenue of $0.3 million related to the estimated recovery of back charges all of which had estimated contract costs in excess of estimated cost recovery recorded in prior periods. There was no estimated recovery of back charges during the three months ended March 31, 2016.
The impact to gross profit from significant revisions in estimates related to estimated and actual customer affirmative claims and recovery of back charges as well as the associated estimated contract costs are included in the tables below.
Construction
The change in project profitability from revisions in estimates, both increases and decreases, which individually had an impact of $1.0 million or more on gross profit during the three months ended March 31, 2016 was a net increase of $1.7 million for one project due to the settlement of an outstanding claim. There were no changes in project profitability from revisions in estimates, which individually had an impact of $1.0 million or more on gross profit during the three months ended March 31, 2017.
Large Project Construction
The changes in project profitability from revisions in estimates, both increases and decreases, which individually had an impact of $1.0 million or more on gross profit were net decreases of $13.0 million and $2.8 million for the three months ended March 31, 2017 and 2016, respectively. The amounts attributable to non-controlling interests were $1.6 million of the net decrease for the three months ended March 31, 2017 and there were no amounts attributable to non-controlling interests during the three months ended March 31, 2016. The projects are summarized as follows:
Increases

	Three Months Ended March 31,
(dollars in millions)	2017	2016
Number of projects with upward estimate changes	—	2
Range of increase in gross profit from each project, net	$—	$1.0 - 1.4
Increase on project profitability	$—	$2.4
The increases during the three months ended March 31, 2016 were due to owner-directed scope changes.
Decreases

	Three Months Ended March 31,
(dollars in millions)	2017	2016
Number of projects with downward estimate changes	5	2
Range of reduction in gross profit from each project, net	$1.3 - 4.7	$2.1 - 3.1
Decrease on project profitability	$13.0	$5.2
The decreases during the three months ended March 31, 2017 were due to higher costs than originally anticipated as well as additional design, weather and owner-related costs, net of estimated and actual recovery from customer affirmative claims. The decreases during the three months ended March 31, 2016 were due to lower productivity and higher costs than originally anticipated.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

4.	Marketable Securities
All marketable securities were classified as held-to-maturity as of the dates presented and the carrying amounts of held-to-maturity securities were as follows:

(in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
U.S. Government and agency obligations	$12,908	$10,002	$23,024
Commercial paper	54,916	54,882	19,977
Total short-term marketable securities	67,824	64,884	43,001
U.S. Government and agency obligations	59,989	62,895	72,653
Total long-term marketable securities	59,989	62,895	72,653
Total marketable securities	$127,813	$127,779	$115,654
Scheduled maturities of held-to-maturity investments were as follows:

(in thousands)	March 31, 2017
Due within one year	$67,824
Due in one to five years	59,989
Total	$127,813

5.	Fair Value Measurement
The following tables summarize significant assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value levels:

	Fair Value Measurement at Reporting Date Using
March 31, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$28,091	$—	$—	$28,091
Total assets	$28,091	$—	$—	$28,091

December 31, 2016
Cash equivalents
Money market funds	$10,057	$—	$—	$10,057
Total assets	$10,057	$—	$—	$10,057

March 31, 2016
Cash equivalents
Money market funds	$46,094	$—	$—	$46,094
Total assets	$46,094	$—	$—	$46,094
A reconciliation of cash equivalents to consolidated cash and cash equivalents is as follows:

(in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Cash equivalents	$28,091	$10,057	$46,094
Cash	141,410	179,269	152,204
Total cash and cash equivalents	$169,501	$189,326	$198,298

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Interest Rate Swaps
As of March 31, 2017, December 31, 2016 and March 31, 2016, the fair value of the cash flow hedge that we entered into in January 2016 was $1.0 million, $0.8 million and $1.5 million, respectively, and was included in other current assets in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 and in accrued expenses and other current liabilities as of March 31, 2016. During the three months ended March 31, 2017 and 2016, the unrealized gains and losses, net of taxes, on the effective portion were gains of $0.1 million and losses of $0.9 million, respectively, and were reported as a component of accumulated other comprehensive loss. During the three months ended March 31, 2017 and 2016, there was no ineffective portion. The interest expense reclassified from accumulated other comprehensive loss during the three months ended March 31, 2017 was $0.1 million. We estimate $0.1 million to be reclassified from accumulated other comprehensive loss into pre-tax earnings within the next twelve months.
As of March 31, 2016, the fair value of the interest rate swap that was terminated in December 2016 was $1.9 million and was included in other current assets on the condensed consolidated balance sheets. During the three months ended March 31, 2016, we recorded net gains of $1.3 million that were included in other income, net on our condensed consolidated statements of operations.
Other Assets and Liabilities
The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets were as follows:

		March 31, 2017		December 31, 2016		March 31, 2016
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities	Level 1	$127,813	$127,448	$127,779	$127,365	$115,654	$115,692
Liabilities (including current maturities):
2019 Notes[1]	Level 3	$120,000	$125,930	$120,000	$124,654	$160,000	$169,744
Credit Agreement term loan[1]	Level 3	93,750	92,986	95,000	93,991	98,750	99,316
Credit Agreement - revolving credit facility[1]	Level 3	30,000	29,520	30,000	29,452	—	—
1See Note 10 for definitions of 2019 Notes and Credit Agreement.
During the three months ended March 31, 2017 and 2016, we did not record any fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

6.	Receivables, net

(in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Construction contracts:
Completed and in progress	$227,314	$288,160	$178,974
Retentions	82,692	84,878	93,495
Total construction contracts	310,006	373,038	272,469
Construction Material sales	25,582	29,357	23,392
Other	15,977	17,523	11,940
Total gross receivables	351,565	419,918	307,801
Less: allowance for doubtful accounts	474	573	318
Total net receivables	$351,091	$419,345	$307,483
Receivables include amounts billed and billable to clients for services provided as of the end of the applicable period and do not bear interest. To the extent costs are not contractually billable or have not been earned, such as claim recovery estimates, the associated revenue is included in costs and estimated earnings in excess of billings or billings in excess of costs and estimated earnings in the condensed consolidated balance sheets. As of March 31, 2017, December 31, 2016 and March 31, 2016, the aggregate claim recovery estimates included in these balances were approximately $12.5 million, $12.3 million and $12.4 million, respectively. Included in other receivables at March 31, 2017, December 31, 2016 and March 31, 2016 were items such as estimated recovery from back charge claims, notes receivable, fuel tax refunds, receivables from vendors and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates. As of March 31, 2017, December 31, 2016 and March 31, 2016 the estimated recovery from back charge claims included in other receivables was $0.3 million, $0.3 million and $7.0 million, respectively.
Certain construction contracts include retainage provisions. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the owners. As of March 31, 2017, December 31, 2016 and March 31, 2016, no retention receivable individually exceeded 10% of total net receivables at any of the presented dates, the majority of the retentions receivable are expected to be collected within one year and there were no retentions receivables determined to be uncollectible.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

7.	Construction Joint Ventures
We participate in various construction joint ventures. We have determined that certain of these joint ventures are consolidated because they are variable interest entities (“VIEs”), and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three months ended March 31, 2017, we determined no change to the primary beneficiary was required for existing construction joint ventures.
At March 31, 2017, there was approximately $4.6 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $1.4 billion represented our share and the remaining $3.2 billion represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ and/or other guarantees.
Consolidated Construction Joint Ventures (“CCJVs”)
At March 31, 2017, we were engaged in five active CCJV projects with total contract values ranging from $48.2 million to $292.4 million. Our share of revenue remaining to be recognized on these CCJVs ranged from $3.2 million to $157.8 million. Our proportionate share of the equity in these joint ventures was between 50.0% and 65.0%. During the three months ended March 31, 2017 and 2016, total revenue from CCJVs was $35.5 million and $22.2 million, respectively. During the three months ended March 31, 2017 and 2016, CCJVs used $6.5 million and provided $3.8 million of operating cash flows, respectively.
Unconsolidated Construction Joint Ventures
As of March 31, 2017, we were engaged in ten active unconsolidated joint venture projects with total contract values ranging from $78.8 million to $3.6 billion. Our proportionate share of the equity in these unconsolidated construction joint ventures ranged from 20.0% to 50.0%. As of March 31, 2017, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures ranged from $0.7 million to $475.7 million.
As of March 31, 2017, December 31, 2016 and March 31, 2016, one of our unconsolidated construction joint ventures was located in Canada and, therefore, the associated disclosures throughout this footnote include amounts that were translated from Canadian dollars to U.S. dollars using the spot rate in effect as of the reporting date for balance sheet items, and the average rate in effect during the reporting period for the results of operations.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Assets:
Cash, cash equivalents and marketable securities	$399,445	$537,991	$408,393
Other current assets[1]	703,498	644,809	710,747
Noncurrent assets	205,517	207,240	224,178
Less partners’ interest	876,118	935,615	904,600
Granite’s interest[1,2]	432,342	454,425	438,718
Liabilities:
Current liabilities	660,537	696,215	658,486
Less partners’ interest and adjustments[3]	447,502	472,324	455,403
Granite’s interest	213,035	223,891	203,083
Equity in construction joint ventures[4]	$219,307	$230,534	$235,635
1Included in this balance and in accrued and other current liabilities on our condensed consolidated balance sheets as of March 31, 2017, December 31, 2016 and March 31, 2016 was $83.1 million, $83.1 million and $77.4 million, respectively, related to performance guarantees.
2Included in this balance as of March 31, 2017, December 31, 2016 and March 31, 2016 was $69.7 million, $65.4 million and $43.7 million, respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $7.9 million and $5.6 million related to Granite’s share of estimated recovery of back charge claims as of March 31, 2017 and December 31, 2016, respectively. There was no estimated recovery of back charge claims as of March 31, 2016.
3Partners’ interest and adjustments includes amounts to reconcile total liabilities as reported by our partners to Granite’s interest adjusted to reflect our accounting policies.
4As of March 31, 2017, December 31, 2016 and March 31, 2016 this balance included $16.4 million, $16.6 million and $4.8 million, respectively, of deficit in construction joint ventures that is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

	Three Months Ended March 31,
(in thousands)	2017	2016
Revenue:
Total[1]	$451,321	$494,167
Less partners’ interest and adjustments[1,2]	323,830	347,908
Granite’s interest	127,491	146,259
Cost of revenue:
Total	442,990	461,497
Less partners’ interest and adjustments[1]	316,995	324,041
Granite’s interest	125,995	137,456
Granite’s interest in gross profit	$1,496	$8,803
1While Granite’s interest in revenue, cost of revenue and gross profit were correctly stated, Total revenue and revenue for partners’ interest and adjustments for the three months ended March 31, 2016 were misstated in our Quarterly Report for the quarter ended March 31, 2016. Total revenue and revenue for partner’s interest and adjustments as reported was (in thousands): $288,044 and $141,785, respectively, for the three months ended March 31, 2016. Total revenue and revenue for partner’s interest and adjustments should have been (in thousands): $494,167 and $347,908, respectively, for the three months ended March 31, 2016 and are reflected in the table. The misstatements did not have any impact on the consolidated financial statements in any period. We assessed the materiality of the errors in accordance with the SEC’s Staff Accounting Bulletin 99 and concluded that the errors were not material to either of these previously issued financial statements. Accordingly, we will revise our previously issued financial statements prospectively to correct these errors.
2Partners’ interest and adjustments represents amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates.
During the three months ended March 31, 2017 and 2016, unconsolidated construction joint venture net income was $8.6 million and $33.7 million, respectively, of which our share was $1.5 million and $8.5 million, respectively. These joint venture net income amounts exclude our corporate overhead required to manage the joint ventures and include taxes only to the extent the applicable states have joint venture level taxes.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Line Item Joint Ventures
As of March 31, 2017, we had two active line item joint venture construction projects with total contract values of $66.2 million and $75.8 million of which our portion was $44.7 million and $28.7 million, respectively. As of March 31, 2017, our share of revenue remaining to be recognized on these line item joint ventures was $10.6 million and $1.1 million, respectively. During the three months ended March 31, 2017 and 2016, our portion of revenue from line item joint ventures was $8.0 million and $4.4 million, respectively.

8.	Investments in Affiliates
Our investments in affiliates balance is related to our investments in unconsolidated non-construction entities that we account for using the equity method of accounting, including investments in real estate entities and a non-real estate entity.
Our investments in affiliates balance consists of the following:

(in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Equity method investments in real estate affiliates	$26,883	$25,911	$25,320
Equity method investment in other affiliate	9,527	9,757	9,299
Total investments in affiliates	$36,410	$35,668	$34,619
The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Total assets	$150,637	$155,506	$177,072
Net assets	93,675	99,804	103,940
Granite’s share of net assets	36,410	35,668	34,619
The equity method investments in real estate affiliates included $21.8 million, $20.8 million and $19.7 million in residential real estate in Texas as of March 31, 2017, December 31, 2016 and March 31, 2016, respectively. The remaining balances were in commercial real estate in Texas. Of the $150.6 million in total assets as of March 31, 2017, real estate entities had total assets ranging from less than $0.1 million to $63.6 million and the non-real estate entity had total assets of $21.4 million.

9.	Property and Equipment, net
Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net in the condensed consolidated balance sheets and were as follows:

(in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Equipment and vehicles	$768,995	$756,602	$750,987
Quarry property	175,418	174,839	179,987
Land and land improvements	112,028	110,999	110,450
Buildings and leasehold improvements	83,727	82,762	83,053
Office furniture and equipment	56,457	56,381	62,458
Property and equipment	1,196,625	1,181,583	1,186,935
Less: accumulated depreciation and depletion	784,135	774,933	788,185
Property and equipment, net	$412,490	$406,650	$398,750

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

10.	Debt Covenants and Events of Default
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
As of March 31, 2017, we had a $293.8 million credit facility, of which $200.0 million was a revolving credit facility and $93.8 million was a term loan that matures on October 28, 2020 (the “Maturity Date”) and has a sublimit for letters of credit of $100.0 million (the “Credit Agreement”). As of March 31, 2017, $5.0 million of the $93.8 million term loan was included in current maturities of long-term debt and the remaining $88.8 million was included in long-term debt on the condensed consolidated balance sheets. As of December 31, 2016, $95.0 million of the term loan was outstanding with $5.0 million included in current maturities of long-term debt and the remaining $90.0 million included in long-term debt on the condensed consolidated balance sheets.
As of March 31, 2017 and December 31, 2016, $30.0 million had been drawn from the Credit Agreement to service the 2016 installment of the 2019 Notes (defined below).
As of March 31, 2017, December 31, 2016 and March 31, 2016, senior notes payable in the amount of $120.0 million, $120.0 million and $160.0 million, respectively, were due to a group of institutional holders and had an interest rate of 6.11% per annum (“2019 Notes”). As of March 31, 2017, three equal annual installments from 2017 through 2019 are remaining. As of March 31, 2017, December 31, 2016 and March 31, 2016, $110.0 million, $110.0 million and $150.0 million, respectively, of the outstanding balances were included in long-term debt on the condensed consolidated balance sheets.
Of the $40.0 million due for the 2017 installment, $30.0 million is included in long-term debt on the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 as we have the ability and intent to pay these installments using borrowings under the Credit Agreement or by obtaining other sources of financing. The remaining $10.0 million of the 2017 installment was included in current maturities of long-term debt as of March 31, 2017 and December 31, 2016.
Of the $40.0 million due for the 2016 installment, $30.0 million was included in long-term debt on the condensed consolidated balance sheets as of March 31, 2016 as we had the ability and intent to pay these installments using borrowings under the Credit Agreement. The remaining $10.0 million of the 2016 installment was included in current maturities of long-term debt as of March 31, 2016.
As of March 31, 2017, we were in compliance with all covenants contained in the Credit Agreement and related to the note purchase agreement governing our 2019 Notes. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

11.	Weighted Average Shares Outstanding and Net Loss Per Share
The following table presents a reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income per share as well as the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2017	2016
Numerator (basic and diluted):
Net loss allocated to common shareholders for basic calculation	$(23,790)	$(10,441)
Denominator:
Weighted average common shares outstanding, basic	39,649	39,433
Dilutive effect of common stock options and restricted stock units[1]	—	—
Weighted average common shares outstanding, diluted	39,649	39,433
Net loss per share, basic	$(0.60)	$(0.26)
Net loss per share, diluted	$(0.60)	$(0.26)
1Due to the net loss for the three months ended March 31, 2017 and 2016, restricted stock units and common stock options representing approximately 673,000 and 544,000, respectively, have been excluded from the number of shares used in calculating diluted net loss per share, as their inclusion would be antidilutive.

12.	Equity
The following tables summarize our equity activity for the periods presented (in thousands):

	Granite Construction Incorporated	Non-controlling Interests	Total Equity
Balance at December 31, 2016	$885,988	$36,603	$922,591
Purchases of common stock[1]	(6,448)	—	(6,448)
Other transactions with shareholders and employees[2]	8,943	—	8,943
Net loss	(23,790)	(61)	(23,851)
Dividends on common stock	(5,176)	—	(5,176)
Balance at March 31, 2017	$859,517	$36,542	$896,059

Balance at December 31, 2015	$839,237	$30,884	$870,121
Purchases of common stock[3]	(4,459)	—	(4,459)
Other transactions with shareholders and employees[2]	5,892	—	5,892
Transactions with non-controlling interests, net	2,441	(3,345)	(904)
Net (loss) income	(10,441)	678	(9,763)
Dividends on common stock	(5,143)	—	(5,143)
Balance at March 31, 2016	$827,527	$28,217	$855,744
1Represents 131,000 shares purchased in connection with employee tax withholding for restricted stock units vested under our 2012 Equity Incentive Plan.
2Amounts are comprised primarily of amortized restricted stock units.
3Represents 101,000 shares purchased in connection with employee tax withholding for restricted stock units vested under our 2012 Equity Incentive Plan.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

13.	Legal Proceedings
In the ordinary course of business, we or our joint ventures and affiliates are involved in various legal proceedings alleging, among other things, public liability issues, breach of contract or tortious conduct in connection with the performance of services and/or materials provided. We are also subject to government inquiries and reporting requirements seeking information concerning our compliance with government construction contracting requirements and various laws and regulations. The outcomes of such proceedings and government inquiries cannot be predicted with certainty.
Some of the matters in which we or our joint ventures and affiliates are involved may include compensatory, punitive, or other claims or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that are not probable to be incurred or cannot currently be reasonably estimated. In addition, in some circumstances our government contracts could be terminated or suspended, we could be debarred or incur other administrative penalties or sanctions, or payment of our costs could be disallowed. While any of our pending legal proceedings may be subject to early resolution as a result of our ongoing efforts to settle, whether or when any legal proceeding will be resolved through settlement is neither predictable nor guaranteed.
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
Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in our condensed consolidated balance sheets. The aggregate liabilities recorded as of March 31, 2017, December 31, 2016 and March 31, 2016 related to these matters were approximately $1.0 million, $4.3 million and $5.4 million, respectively, and were primarily included in accrued expenses and other current liabilities. As of March 31, 2017, we had outstanding matters related to contractually agreed-upon liquidated damages that had a range of possible loss that, while considered reasonably possible, had a low end that was immaterial. The outcome of these matters could have a material adverse effect on our financial position, results of operations and / or cash flows in the future. The aggregate range of possible loss related to reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, was immaterial as of March 31, 2017.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

14.	Business Segment Information
Summarized segment information is as follows (in thousands):

	Three Months Ended March 31,
	Construction	Large Project Construction	Construction Materials	Total
2017
Total revenue from reportable segments	$226,849	$207,033	$48,622	$482,504
Elimination of intersegment revenue	—	—	(14,104)	(14,104)
Revenue from external customers	226,849	207,033	34,518	468,400
Gross profit (loss)	27,949	2,555	(5,378)	25,126
Depreciation, depletion and amortization	4,994	1,886	5,198	12,078
Segment assets	149,882	306,804	289,895	746,581

2016
Total revenue from reportable segments	$209,487	$195,449	$48,931	$453,867
Elimination of intersegment revenue	—	—	(14,415)	(14,415)
Revenue from external customers	209,487	195,449	34,516	439,452
Gross profit (loss)	26,933	13,505	(1,193)	39,245
Depreciation, depletion and amortization	4,525	1,469	5,337	11,331
Segment assets	141,354	297,489	295,627	734,470
A reconciliation of segment gross profit to consolidated loss before benefit from income taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Total gross profit from reportable segments	$25,126	$39,245
Selling, general and administrative expenses	61,837	56,133
Gain on sales of property and equipment	(270)	(600)
Total other income	(94)	(601)
Loss before benefit from income taxes	$(36,347)	$(15,687)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Current Economic Environment and Outlook
Both public and private markets remain highly competitive. Private market activity, across geographies and end markets, continues to drive growth opportunities. Current backlog of $3.4 billion reflects a backdrop of consistent, modest economic growth.
The five-year Fixing America’s Surface Transportation (“FAST”) Act, passed in December 2015, remains a stabilizing force for state departments of transportation. The FAST Act authorizes $305 billion over fiscal years 2016 through 2020 for highway, highway and motor vehicle safety, public transportation, motor carrier safety, hazardous materials safety, rail, and research, technology, and statistics programs. It has improved state and local visibility and planning, but it is not a growth catalyst. Though overall public bidding activity is now stable, public transportation and infrastructure investment continues to lag repair and capacity demand nationally.
Notably in early April, the California legislature approved the passage of SB1, The Road Repair and Accountability Act of 2017. The bill will provide $52.4 billion of incremental funding for state and local transportation over the next 10 years. This significant, long-term transportation funding effort in California is a win for public, industry, and labor stakeholders. We continue to anticipate positive, multi-year demand impact from improved public-spending trends beginning late in 2017. We expect this will boost our growth opportunities mostly for our Construction and Construction Materials segments.
The market for our Large Project Construction segment remains robust. As we prioritize the tens of billions of dollars’ worth of future North American projects, we expect to build and maintain a broad roster of bidding opportunities for the foreseeable future. We are focused on appropriately managing risk in all of our bidding, allowing us to focus on projects with appropriate returns relative to risks.
Results of Operations
Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations of a given quarter are not indicative of the results to be expected for the full year.
The following table presents a financial summary for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in thousands)	2017	2016
Total revenue	$468,400	$439,452
Gross profit	25,126	39,245
Operating loss	(36,441)	(16,288)
Total other income	(94)	(601)
Net loss attributable to Granite Construction Incorporated	(23,790)	(10,441)
Revenue
Total Revenue by Segment

	Three Months Ended March 31,
(dollars in thousands)	2017		2016
Construction	$226,849	48.4%	$209,487	47.6%
Large Project Construction	207,033	44.2	195,449	44.5
Construction Materials	34,518	7.4	34,516	7.9
Total	$468,400	100.0%	$439,452	100.0%

Construction Revenue

	Three Months Ended March 31,
(dollars in thousands)	2017		2016
California:
Public sector	$58,702	25.9%	$70,635	33.7%
Private sector	24,062	10.6	34,332	16.4
Northwest:
Public sector	68,613	30.2	51,467	24.6
Private sector	12,053	5.3	10,343	4.9
Heavy Civil
Public sector	8,101	3.6	5,916	2.8
Private sector	1,119	0.5	—	—
Kenny:
Public sector	35,018	15.4	21,128	10.1
Private sector	19,181	8.5	15,666	7.5
Total	$226,849	100.0%	$209,487	100.0%
Construction revenue for the three months ended March 31, 2017 increased by $17.4 million, or 8.3%, compared to the same period in 2016. The increase was primarily due to an increase in beginning contract backlog in the public sectors of the Northwest and Kenny operating groups. These increases were partially offset by a decrease in the volume of work in the California operating group primarily due to weather conditions that impaired our ability to work.
Large Project Construction Revenue

	Three Months Ended March 31,
(dollars in thousands)	2017		2016
Heavy Civil[1]	$161,746	78.1%	$157,300	80.6%
Northwest[1]	3,667	1.8	6,113	3.1
California[1]	10,121	4.9	7,314	3.7
Kenny
Public sector	25,214	12.2	19,551	10.0
Private sector	6,285	3.0	5,171	2.6
Total	$207,033	100.0%	$195,449	100.0%
1For the periods presented, this Large Project Construction revenue was earned only from the public sector.
Large Project Construction revenue for the three months ended March 31, 2017 increased by $11.6 million, or 5.9%, compared to the same period in 2016. The increases were primarily due to progress on new projects in the Heavy Civil and Kenny operating groups.
Construction Materials Revenue

	Three Months Ended March 31,
(dollars in thousands)	2017		2016
California	$24,416	70.7%	$24,022	69.6%
Northwest	10,102	29.3	10,494	30.4
Total	$34,518	100.0%	$34,516	100.0%
Construction Materials revenue for the three months ended March 31, 2017 remained relatively flat compared to the same period in 2016.

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
Total Contract Backlog by Segment

(dollars in thousands)	March 31, 2017		December 31, 2016		March 31, 2016
Construction	$1,175,474	34.2%	$1,030,487	29.6%	$999,980	29.5%
Large Project Construction	2,259,721	65.8	2,453,918	70.4	2,386,019	70.5
Total	$3,435,195	100.0%	$3,484,405	100.0%	$3,385,999	100.0%
Construction Contract Backlog

(dollars in thousands)	March 31, 2017		December 31, 2016		March 31, 2016
California:
Public sector	$291,919	24.8%	$227,379	22.1%	$281,085	28.1%
Private sector	118,288	10.1	73,958	7.2	48,911	4.9
Northwest:
Public sector	367,652	31.3	311,382	30.2	307,077	30.7
Private sector	27,783	2.4	27,582	2.7	40,874	4.1
Heavy Civil
Public sector	86,003	7.3	92,214	8.9	79,209	7.9
Private sector	3,084	0.3	4,195	0.4	—	—
Kenny:
Public sector	204,864	17.3	235,298	22.8	203,996	20.4
Private sector	75,881	6.5	58,479	5.7	38,828	3.9
Total	$1,175,474	100.0%	$1,030,487	100.0%	$999,980	100.0%
Construction contract backlog of $1.2 billion at March 31, 2017 was $145.0 million, or 14.1%, higher than at December 31, 2016 due to an improved success rate of bidding activity in the California operating group, the public sector of the Northwest operating group and the private sector of the Kenny operating group. These increases were partially offset by decreases from the progress and completion of existing projects in the Heavy Civil operating group and the public sector of the Kenny operating group. Significant new awards during the three months ended March 31, 2017, included a $21.7 million highway reconstruction project in California and a $32.7 million shared use path project in Nevada.

Large Project Construction Contract Backlog

(dollars in thousands)	March 31, 2017		December 31, 2016		March 31, 2016
Heavy Civil[1]	$1,596,619	70.7%	$1,746,915	71.3%	$1,911,056	80.2%
Northwest[1]	88,400	3.9	91,894	3.7	117,634	4.9
California[1]	77,122	3.4	86,703	3.5	17,414	0.7
Kenny:
Public sector[2]	403,618	17.8	428,159	17.4	246,807	10.3
Private sector	93,962	4.2	100,247	4.1	93,108	3.9
Total	$2,259,721	100.0%	$2,453,918	100.0%	$2,386,019	100.0%
1For the periods presented, all Large Project Construction contract backlog was related to contracts with public agencies.
2As of March 31, 2017, December 31, 2016 and March 31, 2016, $1.5 million, $2.1 million and $9.2 million, respectively, of the Kenny public sector contract backlog was translated from Canadian dollars to U.S. dollars at the spot rate in effect at the reporting date.
Large Project Construction contract backlog of $2.3 billion as of March 31, 2017 was $194.2 million, or 7.9%, lower than at December 31, 2016 due to progress on existing projects. Our contract backlog as of March 31, 2017, does not include our 30 percent share of an approximate $855.0 million project associated with Grand Parkway in Houston that we expect to book into contract backlog in the second quarter of 2017.
Non-controlling partners’ share of Large Project Construction contract backlog as of March 31, 2017, December 31, 2016, and March 31, 2016 was $134.2 million, $141.5 million and $70.5 million, respectively.
Gross Profit (Loss)
The following table presents gross profit (loss) by business segment for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Construction	$27,949	$26,933
Percent of segment revenue	12.3%	12.9%
Large Project Construction	2,555	13,505
Percent of segment revenue	1.2	6.9
Construction Materials	(5,378)	(1,193)
Percent of segment revenue	(15.6)	(3.5)
Total gross profit	$25,126	$39,245
Percent of total revenue	5.4%	8.9%
Construction gross profit for three months ended March 31, 2017 increased by $1.0 million, or 3.8%, compared to the same period in 2016. The increased gross profit was primarily due to increased revenue volume partially offset by a decrease in Construction gross profit as a percentage of segment revenue from 12.9% to 12.3% for the three months ended March 31, 2016 and 2017, respectively.
Large Project Construction gross profit for the three months ended March 31, 2017 decreased by $11.0 million, or 81.1%, when compared to the same period in 2016. Large Project Construction gross profit as a percentage of segment revenue for the three months ended March 31, 2017 decreased to 1.2% from 6.9%, when compared to the same period in 2016. The decreases were primarily due to net changes from revisions in estimates (see Note 3 of “Notes to the Condensed Consolidated Financial Statements”). Progress on projects that began in late 2016 and early 2017 partially offset the net decreases from revisions in estimates.
Construction Materials gross loss for the three months ended March 31, 2017 increased by $4.2 million, or over 100%, when compared to same period in 2016. The decrease was primarily due to a decrease in both aggregate and asphalt production from exceptionally wet weather resulting in less fixed-cost absorption.

Selling, General and Administrative Expenses
The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Selling
Salaries and related expenses	$14,466	$13,222
Restricted stock unit amortization	756	714
Other selling expenses	3,356	1,656
Total selling	18,578	15,592
General and administrative
Salaries and related expenses	19,618	19,554
Restricted stock unit amortization	8,421	5,843
Other general and administrative expenses	15,220	15,144
Total general and administrative	43,259	40,541
Total selling, general and administrative	$61,837	$56,133
Percent of revenue	13.2%	12.8%
Selling, general and administrative expenses for the three months ended March 31, 2017 increased $5.7 million, or 10.2%, compared to the same period in 2016.
Selling Expenses
Selling expenses include the costs for estimating and bidding, business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses during the three months ended March 31, 2017 increased $3.0 million, or 19.2%, compared to the same period in 2016 primarily due to increases in salaries and related expenses and in other selling expenses from timing of bidding activity.
General and Administrative Expenses
General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses. Total general and administrative expenses for the three months ended March 31, 2017 increased $2.7 million, or 6.7%, compared to the same period in 2016 primarily due to an increase in restricted stock unit amortization from an increase in awards issued during the three months ended March 31, 2017 that immediately vested.

Other Income
The following table presents the components of other income expense for the respective periods:

	Three Months Ended March 31,
(in thousands)	2017	2016
Interest income	$(1,051)	$(836)
Interest expense	2,743	3,049
Equity in income of affiliates	(916)	(1,442)
Other income, net	(870)	(1,372)
Total other income	$(94)	$(601)
Interest expense for the three months ended March 31, 2017 decreased $0.3 million when compared to the same period in 2016 primarily due to a reduction of the principal balance of our 2019 Notes (as defined in the Senior Notes Payable section below) from payments made in the fourth quarter of 2016. Equity in income of affiliates for the three months ended March 31, 2017 decreased $0.5 million when compared to the same period in 2016 primarily due to a reduction of income associated with the non-real estate entity from bad weather. Other income, net for the three months ended March 31, 2017 decreased $0.5 million when compared to the same period in 2016 primarily due to the termination of an interest rate swap in the fourth quarter of 2016, partially offset by changes in the fair market value of our Non-Qualified Deferred Compensation plan assets.
Income Taxes
The following table presents the benefit from income taxes for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Benefit from income taxes	$(12,496)	$(5,924)
Effective tax rate	34.4%	37.8%
We calculate our income tax provision at the end of each interim period by estimating our annual effective tax rate and applying that rate to our year-to-date ordinary earnings. The effect of changes in enacted tax laws, tax rates or tax status is recognized in the interim period in which the change occurs.
Our effective tax rate for the three months ended March 31, 2017 decreased to 34.4% from 37.8% when compared to the same period in 2016. This change was primarily due to the income tax benefit of share-based compensation relative to the increase in the loss before benefit from income taxes.
Certain Legal Proceedings
As discussed in Note 13 of “Notes to the Condensed Consolidated Financial Statements,” under certain circumstances the resolution of certain legal proceedings to which we are subject could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations, cash flows and/or liquidity.
Liquidity and Capital Resources
The timing differences between our cash inflows and outflows require us to maintain adequate levels of working capital. We believe our cash and cash equivalents, short-term investments, available borrowing capacity and cash expected to be generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations for the next twelve months. We maintain a collateralized credit facility of $293.8 million, of which $161.2 million was available at March 31, 2017, to provide capital needs to fund growth opportunities, either internal or generated through acquisitions (see Credit Agreement discussion below) or to pay installments on our 2019 Notes (see Senior Notes Payable discussion below). If we experience a prolonged change in our business operating results or make a significant acquisition, we may need additional sources of financing, which, if available, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available on terms acceptable to us.
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

The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated construction joint ventures (“CCJVs”), as of the respective dates:

(in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Cash and cash equivalents excluding CCJVs	$109,095	$116,211	$151,305
CCJV cash and cash equivalents[1]	60,406	73,115	46,993
Total consolidated cash and cash equivalents	169,501	189,326	198,298
Short-term and long-term marketable securities[2]	127,813	127,779	115,654
Total cash, cash equivalents and marketable securities	$297,314	$317,105	$313,952

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
Total consolidated cash and cash equivalents decreased $19.8 million during 2017 due to a $7.1 million decrease in cash and cash equivalents excluding CCJVs and a $12.7 million decrease in CCJV cash and cash equivalents - see Cash Flows discussion below. Granite’s portion of CCJV cash and cash equivalents was $36.9 million, $44.7 million and $29.3 million as of March 31, 2017, December 31, 2016 and March 31, 2016, respectively. Granite’s portion of unconsolidated construction joint venture cash and cash equivalents was $114.9 million, $151.3 million and $120.5 million as of March 31, 2017, December 31, 2016 and March 31, 2016, respectively. The assets of each consolidated and unconsolidated construction joint venture relate solely to that joint venture. The decision to distribute joint venture assets must generally be made jointly by a majority of the members and, accordingly, these assets, including those associated with estimated cost recovery of customer affirmative claims and back charge claims, are generally not available for the working capital needs of Granite until distributed.
Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends on our capital stock. We may also from time to time prepay or repurchase outstanding indebtedness and acquire assets or businesses that are complementary to our operations.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2017	2016
Net cash (used in) provided by:
Operating activities	$13,336	$(10,434)
Investing activities	(20,155)	(34,015)
Financing activities	(13,006)	(10,089)
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
Cash provided by operating activities of $13.3 million for the three months ended March 31, 2017 represents a $23.8 million increase from the cash used in operating activities during the same period in 2016. The change was primarily due to a $13.6 million increase in net distributions from unconsolidated joint ventures and a $13.0 million increase in cash provided by working capital primarily due to an increase in accounts receivable collections. These increases were partially offset by a $2.8 million increase in net loss after adjusting for non-cash items.
Cash used in investing activities of $20.2 million for the three months ended March 31, 2017 represents a $13.9 million decrease in the cash used in investing activities during the same period in 2016. The change was primarily due to an increase in maturities, net of purchases and proceeds, of marketable securities and a decrease in purchases, net of sales proceeds, of property and equipment (see Capital Expenditures discussion below).
Cash used in financing activities of $13.0 million for the three months ended March 31, 2017 represents a $2.9 million increase in the cash used in financing activities during the same period in 2016. The change was primarily due to a $2.0 million increase in repurchases of common stock related to shares surrendered to pay taxes for vested restricted stock.
Capital Expenditures
During the three months ended March 31, 2017, we had capital expenditures of $21.4 million compared to $24.6 million during the same period in 2016. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate 2017 capital expenditures to be consistent with 2016.
Derivatives
We recognize derivative instruments as either assets or liabilities in the condensed consolidated balance sheets at fair value using Level 2 inputs.
In January 2016, we entered into an interest rate swap designed to convert the interest rate on our term loan from a variable to fixed interest rate (see Credit Agreement section below).
In March 2014, we entered into an interest rate swap designed to convert the interest rate on our 2019 Notes (as defined below) from a fixed to variable interest rate, which we terminated in December 2016 (see Senior Notes Payable section below).
Credit Agreement
As of March 31, 2017, we had a $293.8 million credit facility (the “Credit Agreement”), of which $200.0 million was a revolving credit facility and $93.8 million was a term loan that matures on October 28, 2020 (the “Maturity Date”) and has a sublimit for letters of credit of $100.0 million. As of March 31, 2017, $5.0 million of the $93.8 million term loan was included in current maturities of long-term debt and the remaining $88.8 million was included in long-term debt on the condensed consolidated balance sheets. As of December 31, 2016, $95.0 million of the term loan was outstanding and $5.0 million was included in current maturities of long-term debt and the remaining $90.0 million was included in long-term debt on the condensed consolidated balance sheets.
As of March 31, 2017 and December 31, 2016, $30.0 million had been drawn from the Credit Agreement for the 2016 installment of the 2019 Notes (defined below). As of March 31, 2017, the total stated amount of all issued and outstanding letters of credit under the Credit Agreement was $8.8 million. The total unused availability under the Credit Agreement was $161.2 million. The letters of credit will expire between August 2017 and October 2017.

Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on certain financial ratios calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin was 1.75% for loans bearing interest based on LIBOR and 0.75% for loans bearing interest at the base rate at March 31, 2017. Accordingly, the effective interest rate using three-month LIBOR and base rate was between 2.90% and 4.75%, respectively, at March 31, 2017 and we elected to use LIBOR.
As of March 31, 2017, December 31, 2016 and March 31, 2016, the fair value of the cash flow hedge that we entered into in January 2016, was $1.0 million, $0.8 million and $1.5 million, respectively, and was included in other current assets in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 and in accrued and other current liabilities as of March 31, 2016. During the three months ended March 31, 2017 and 2016, the unrealized gains and losses, net of taxes, on the effective portion were gains of $0.1 million and losses of $0.9 million, respectively, and were reported as a component of accumulated other comprehensive loss. During the three months ended March 31, 2017 and 2016, there was no ineffective portion. The interest expense reclassified from accumulated other comprehensive loss during the three months ended March 31, 2017 was $0.1 million.
The Credit Agreement provides for the release of the liens securing the obligations, at our option and expense, so long as certain conditions as defined by the terms in the Credit Agreement are satisfied (“Collateral Release Period”). However, if subsequent to exercising the option, our Consolidated Fixed Charge Coverage Ratio is less than 1.25 or our Consolidated Leverage Ratio is greater than 2.50, then we would be required to promptly re-pledge substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement. As of March 31, 2017, the conditions for the exercise of our right under the Credit Agreement to have liens released were not satisfied.
Senior Notes Payable
As of March 31, 2017, December 31, 2016 and March 31, 2016, senior notes payable in the amount of $120.0 million, $120.0 million and $160.0 million, respectively, were due to a group of institutional holders and had an interest rate of 6.11% per annum (“2019 Notes”). As of March 31, 2017, three equal annual installments from 2017 through 2019 were remaining. As of March 31, 2017, December 31, 2016 and March 31, 2016, $110.0 million, $110.0 million and $150.0 million, respectively, of the outstanding balances were included in long-term debt on the condensed consolidated balance sheets.
Of the $40.0 million due for the 2017 installment, $30.0 million is included in long-term debt on the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 as we have the ability and intent to pay these installments using borrowings under the Credit Agreement or by obtaining other sources of financing. The remaining $10.0 million of the 2017 installment was included in current maturities of long-term debt as of March 31, 2017 and December 31, 2016.
Of the $40.0 million due for the 2016 installment, $30.0 million was included in long-term debt on the condensed consolidated balance sheets as of March 31, 2016 as we had the ability and intent to pay these installments using borrowings under the Credit Agreement. The remaining $10.0 million of the 2016 installment was included in current maturities of long-term debt as of March 31, 2016.
As of March 31, 2016, the fair value of the interest rate swap that was terminated in December 2016 was $1.9 million and was included in other current assets on the condensed consolidated balance sheets. During the three months ended March 31, 2016, we recorded net gains of $1.3 million that were included in other income, net on our condensed consolidated statements of operations.

Surety Bonds and Real Estate Mortgages
We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At March 31, 2017, approximately $3.1 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.
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
The most significant financial covenants under the terms of our Credit Agreement and the note purchase agreement governing the 2019 Notes require the maintenance of a minimum Consolidated Tangible Net Worth, a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio.
As of March 31, 2017 and pursuant to the definitions in the agreements, our Consolidated Tangible Net Worth was $855.6 million, which exceeded the minimum of $701.7 million and our Consolidated Leverage Ratio was 1.72, which did not exceed the maximum of 3.00. Our Consolidated Interest Coverage Ratio was 11.13, which exceeded the minimum of 4.00.
As of March 31, 2017, we were in compliance with all covenants contained in the Credit Agreement and related to the 2019 Notes. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.
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
There has been no significant change in our exposure to market risks since December 31, 2016.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out, as of March 31, 2017, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
During the quarter ended March 31, 2017, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The description of the matters set forth in Part I, Item 1 of this Report under Note 13 of “Notes to the Condensed Consolidated Financial Statements” is incorporated herein by reference.
Item 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended March 31, 2017:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
January 1, 2017 through January 31, 2017	2,204	$56.19	—	$200,000,000
February 1, 2017 through February 28, 2017	912	$55.28	—	$200,000,000
March 1, 2017 through March 31, 2017	127,658	$49.15	—	$200,000,000
	130,774	$49.31	—
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

GRANITE CONSTRUCTION INCORPORATED

Date:	May 2, 2017	By:	/s/ Laurel J. Krzeminski
Laurel J. Krzeminski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)