Form 10-Q
period 2017-06-30
GRANITE CONSTRUCTION INC
filed 2017-08-01
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 28, 2017.

Class	Outstanding
Common Stock, $0.01 par value	39,841,304

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)
	June 30, 2017	December 31, 2016	June 30, 2016
ASSETS
Current assets
Cash and cash equivalents ($80,195, $73,115 and $50,065 related to consolidated construction joint ventures (“CCJVs”))	$178,068	$189,326	$161,218
Short-term marketable securities	47,821	64,884	34,959
Receivables, net ($42,099, $52,613 and $59,923 related to CCJVs)	484,245	419,345	431,127
Costs and estimated earnings in excess of billings ($3,124, $5,046 and $451 related to CCJVs)	99,883	73,102	86,025
Inventories	65,495	55,245	64,711
Equity in construction joint ventures	230,448	247,182	245,509
Other current assets ($7,190, $7,500 and $8,489 related to CCJVs)	43,597	39,908	31,949
Total current assets	1,149,557	1,088,992	1,055,498
Property and equipment, net ($28,398, $20,500 and $13,420 related to CCJVs)	414,079	406,650	409,860
Long-term marketable securities	59,990	62,895	42,653
Investments in affiliates	37,170	35,668	34,517
Goodwill	53,799	53,799	53,799
Deferred income taxes, net	—	—	5,407
Other noncurrent assets	88,550	85,449	84,095
Total assets	$1,803,145	$1,733,453	$1,685,829

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$14,796	$14,796	$14,795
Accounts payable ($24,976, $26,419 and $25,061 related to CCJVs)	252,527	199,029	210,923
Billings in excess of costs and estimated earnings ($32,657, $33,704 and $18,687 related to CCJVs)	114,180	97,522	90,484
Accrued expenses and other current liabilities ($1,156, $1,544 and $1,529 related to CCJVs)	231,048	218,587	212,986
Total current liabilities	612,551	529,934	529,188
Long-term debt	227,114	229,498	241,907
Deferred income taxes, net	5,420	5,441	—
Other long-term liabilities	47,983	45,989	45,719
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 39,837,295 shares as of June 30, 2017, 39,621,140 shares as of December 31, 2016 and 39,597,469 shares as of June 30, 2016	398	396	396
Additional paid-in capital	155,476	150,337	145,156
Accumulated other comprehensive income (loss)	71	(371)	(1,811)
Retained earnings	715,451	735,626	692,740
Total Granite Construction Incorporated shareholders’ equity	871,396	885,988	836,481
Non-controlling interests	38,681	36,603	32,534
Total equity	910,077	922,591	869,015
Total liabilities and equity	$1,803,145	$1,733,453	$1,685,829
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Construction	$429,269	$331,346	$656,118	$540,833
Large Project Construction	254,463	197,322	461,496	392,771
Construction Materials	79,181	75,911	113,699	110,427
Total revenue	762,913	604,579	1,231,313	1,044,031
Cost of revenue
Construction	366,765	282,290	565,665	464,844
Large Project Construction	253,968	183,668	458,446	365,612
Construction Materials	67,610	65,420	107,506	101,129
Total cost of revenue	688,343	531,378	1,131,617	931,585
Gross profit	74,570	73,201	99,696	112,446
Selling, general and administrative expenses	51,388	48,705	113,225	104,838
Gain on sales of property and equipment	(807)	(1,366)	(1,077)	(1,966)
Operating income (loss)	23,989	25,862	(12,452)	9,574
Other (income) expense
Interest income	(1,164)	(798)	(2,215)	(1,634)
Interest expense	2,694	3,187	5,437	6,236
Equity in income of affiliates	(1,259)	(717)	(2,175)	(2,159)
Other income, net	(642)	(3,183)	(1,512)	(4,555)
Total other income	(371)	(1,511)	(465)	(2,112)
Income (loss) before provision for (benefit from) income taxes	24,360	27,373	(11,987)	11,686
Provision for (benefit from) income taxes	8,088	8,847	(4,408)	2,923
Net income (loss)	16,272	18,526	(7,579)	8,763
Amount attributable to non-controlling interests	(2,139)	(4,327)	(2,078)	(5,005)
Net income (loss) attributable to Granite Construction Incorporated	$14,133	$14,199	$(9,657)	$3,758

Net income (loss) per share attributable to common shareholders (see Note 11)
Basic	$0.35	$0.36	$(0.24)	$0.10
Diluted	$0.35	$0.35	$(0.24)	$0.09
Weighted average shares of common stock
Basic	39,827	39,584	39,738	39,509
Diluted	40,393	40,302	39,738	40,140
Dividends per common share	$0.13	$0.13	$0.26	$0.26
 The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited - in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$16,272	$18,526	$(7,579)	$8,763
Other comprehensive income (loss), net of tax:
Net unrealized loss on derivatives	$(261)	$(507)	$(209)	$(1,398)
Less: reclassification for net losses included in interest expense	47	100	116	100
Net change	$(214)	$(407)	$(93)	$(1,298)
Foreign currency translation adjustments, net	542	165	535	987
Other comprehensive income (loss)	$328	$(242)	$442	$(311)
Comprehensive income (loss)	$16,600	$18,284	$(7,137)	$8,452
Non-controlling interests in comprehensive loss	(2,139)	(4,327)	(2,078)	(5,005)
Comprehensive income (loss) attributable to Granite	$14,461	$13,957	$(9,215)	$3,447
 The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)
Six Months Ended June 30,	2017	2016
Operating activities
Net (loss) income	$(7,579)	$8,763
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	31,148	29,502
Gain on sales of property and equipment	(1,077)	(1,966)
Stock-based compensation	11,224	8,563
Equity in net loss (income) from unconsolidated joint ventures	8,249	(5,688)
Gain on real estate entity	—	(2,452)
Changes in assets and liabilities:
Receivables	(64,864)	(87,286)
Costs and estimated earnings in excess of billings, net	(28,284)	(30,645)
Inventories	(10,250)	(9,158)
Contributions to unconsolidated construction joint ventures	(750)	(8,018)
Distributions from unconsolidated construction joint ventures	32,494	5,445
Other assets, net	(9,212)	(7,544)
Accounts payable	52,417	47,529
Accrued expenses and other current liabilities, net	9,170	(158)
Net cash provided by (used in) operating activities	22,686	(53,113)
Investing activities
Purchases of marketable securities	(49,816)	(29,894)
Maturities of marketable securities	70,000	20,000
Proceeds from called marketable securities	—	35,000
Purchases of property and equipment ($7,492 and $9,044 related to CCJVs)	(37,518)	(48,837)
Proceeds from sales of property and equipment	2,585	2,510
Other investing activities, net	23	(128)
Net cash used in investing activities	(14,726)	(21,349)
Financing activities
Long-term debt principal repayments	(2,500)	(2,500)
Cash dividends paid	(10,327)	(10,267)
Repurchases of common stock	(6,568)	(4,845)
Other financing activities, net	177	456
Net cash used in financing activities	(19,218)	(17,156)
Decrease in cash and cash equivalents	(11,258)	(91,618)
Cash and cash equivalents at beginning of period	189,326	252,836
Cash and cash equivalents at end of period	$178,068	$161,218

Supplementary Information
Cash paid during the period for:
Interest	$5,957	$6,911
Income taxes	2,554	6,438
Other non-cash operating activities:
Performance guarantees	$5,761	$11,247
Non-cash investing and financing activities:
Restricted stock units issued, net of forfeitures	$11,254	$21,013
Accrued cash dividends	5,179	5,148
Accrued equipment purchases	(1,271)	(5,823)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” “the Company” or “Granite”) and are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at June 30, 2017 and 2016 and the results of our operations and cash flows for the periods presented. The December 31, 2016 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.
Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.
We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements, except for the adoption of Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships and ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities during the six months ended June 30, 2017. ASU No. 2016-01 eliminated the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the consolidated balance sheet, which related to our marketable securities and debt (see Note 5). ASU No. 2016-05 had no impact and ASU No. 2017-08 had an immaterial impact on our condensed consolidated financial statements.

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
Although we are in the process of assessing the financial impact of Topic 606 on our consolidated financial statements and related footnotes, we do not expect Topic 606 to have a material impact on our Construction Materials segment’s revenue. While we continue to assess the impact to both our Large Project Construction and Construction segments, our Large Project Construction segment is more likely to be impacted than our Construction segment in the following areas:

•
Multiple performance obligations - In accordance with Topic 606, construction contracts with customers, including those related to contract modifications, will be reviewed to determine if there are multiple performance obligations. If separate performance obligations are identified, the timing of revenue recognition and the recognition of provisions for loss could be impacted. Based on our assessment to-date on currently active construction contracts with customers, we have identified one unconsolidated joint venture contract in our Large Project Construction segment that will have multiple performance obligations.

•
Mobilization costs - Mobilization costs generally consist of costs to mobilize equipment and labor to a job site. Mobilization costs are currently recorded as job costs as they are incurred. Topic 606 requires mobilization costs to be capitalized as an asset on the consolidated balance sheets and amortized to contract cost over the expected duration of the contract.

•
Multiple contracts - Contracts containing task orders may be determined to consist of multiple individual contracts as defined by Topic 606.  Based on our assessment to-date on currently active construction contracts with customers, we have identified a few Large Project Construction segment contracts and Construction segment contracts that will consist of multiple individual contracts as defined by Topic 606.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

•
Provision for losses - Provisions for losses will be recognized in the consolidated statements of operations for the full amount of estimated losses at the uncompleted performance obligation level whenever evidence indicates that the estimated total cost of a performance obligation exceeds its estimated total revenue. Currently provisions for losses are recorded at the contract level.

In addition to the above, we expect to separately present contract assets and liabilities on the consolidated balance sheets. Contract assets will include amounts due under contractual retainage provisions, receivables not contractually billable, costs and estimated earnings in excess of billings and capitalized mobilization costs. Contract liabilities will include provisions for losses and billings in excess of costs and estimated earnings.
There will also be new disclosures related to revenue including information about unearned revenue and disaggregated revenue. Unearned revenue will be similar to our existing contract backlog but will only include project amounts when the related contract, contract options and task orders, as applicable, are executed rather than when awarded and funding is probable.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The ASU will be effective commencing with our quarter ending March 31, 2019. While we continue to evaluate the effect of this ASU, we expect the adoption of this ASU to have a material impact on our assets and liabilities due to the recognition of right-of-use assets and lease liabilities on our consolidated balance sheets.
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
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting, which clarifies that changes to the value, vesting conditions, or award classification of share-based payment awards must be accounted for as modifications. This ASU will be effective commencing with our quarter ending March 31, 2018. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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
In our review of these changes for the three months ended June 30, 2017 and for the three and six months ended June 30, 2016, we did not identify any material amounts that should have been recorded in a prior period. In our review of these changes for the six months ended June 30, 2017, we identified and corrected amounts that should have been recorded during the three months ended September 30, 2016. This correction resulted in a $4.9 million decrease to Large Project Construction revenue and gross profit and a $1.6 million increase in net loss attributable to Granite Construction Incorporated. We have assessed the impact of this correction to the financial statements of prior periods’ and to the financial statements for the six months ended June 30, 2017, and have concluded that the amounts were not material and are not expected to be material to the financial statements for the year ending December 31, 2017.
In the normal course of business, we have revisions in estimated costs some of which are associated with unresolved affirmative claims and back charges. The estimated or actual recovery related to these estimated costs associated with unresolved affirmative claims and back charges may be recorded in future periods, which can cause fluctuations in the gross profit impact from revisions in estimates.
Affirmative Claims
Revisions in estimates for the three and six months ended June 30, 2017 included increases in revenue of $12.2 million and $14.0 million, respectively, related to the estimated cost recovery of customer affirmative claims, which included increases of $11.4 million and $14.1 million, respectively, which were also affected by an increase in estimated contract costs in excess of the estimated recovery during the three and six months ended June 30, 2017, respectively. The remaining $0.8 million and offsetting decrease of $0.1 million, respectively, had estimated contract costs in excess of estimated cost recovery that were recorded in prior periods.
Revisions in estimates for the three and six months ended June 30, 2016 included increases in revenue of $17.4 million and $20.2 million, respectively, related to the estimated cost recovery of customer affirmative claims, which included increases of $15.3 million that were also affected by an increase in estimated contract costs in excess of the estimated recovery during both the three and six months ended June 30, 2016. The remaining $2.1 million and $4.9 million, respectively, had estimated contract costs in excess of estimated cost recovery that were recorded in prior periods.
Back Charges
Revisions in estimates for the three and six months ended June 30, 2017 included a reduction of cost of revenue of $2.7 million and $3.0 million, respectively, related to the estimated recovery of back charges of which $1.4 million was also affected by an increase in estimated contract costs that were in excess of the estimated recovery during both the three and six months ended June 30, 2017. The remaining $1.3 million and $1.6 million, respectively, had estimated contract costs in excess of estimated cost recovery that were recorded in prior periods.
Revisions in estimates for both the three and six months ended June 30, 2016 included a reduction of cost of revenue of $7.6 million related to the estimated recovery of back charges of which $2.2 million was also affected by an increase in estimated contract costs that were in excess of the estimated recovery during both the three and six months ended June 30, 2016. The remaining $5.4 million had estimated contract costs in excess of estimated cost recovery that were recorded in prior periods.
The tables below include the impact to gross profit from significant revisions in estimates related to estimated and actual recovery of customer affirmative claims and back charges as well as the associated estimated contract costs.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Construction
The changes in project profitability from revisions in estimates which individually had an impact of $1.0 million or more on gross profit were decreases of $1.1 million and $1.8 million for the three and six months ended June 30, 2017, respectively. The changes for the three and six months ended June 30, 2016 were decreases of $1.0 million and $2.5 million, respectively. There were no increases in project profitability from revisions in estimates, which individually had an impact of $1.0 million or more on gross profit during the three and six months ended June 30, 2017 and 2016. The projects are summarized as follows:
Decreases

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Number of projects with downward estimate changes	1	1	1	2
Range of reduction in gross profit from each project, net	$1.1	$1.0	$1.8	$1.2 - 1.3
Decrease on project profitability	$1.1	$1.0	$1.8	$2.5
The decreases during the three and six months ended June 30, 2017 and June 2016 were due to additional costs and lower productivity than originally anticipated.
Large Project Construction
The changes in project profitability from revisions in estimates, both increases and decreases, which individually had an impact of $1.0 million or more on gross profit were decreases of $23.8 million and $37.8 million for the three and six months ended June 30, 2017, respectively. The net changes for the three and six months ended June 30, 2016 were net decreases of $4.8 million and $7.8 million, respectively. Amounts attributable to non-controlling interests were $0.4 million and $2.0 million of the decrease for the three and six months ended June 30, 2017, respectively, and were $3.6 million of the net decreases for both the three and six months ended June 30, 2016. The projects are summarized as follows:
Increases

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Number of projects with upward estimate changes	—	2	—	4
Range of increase in gross profit from each project, net	$—	$2.9 - 6.9	$—	$1.2 - 6.9
Increase on project profitability	$—	$9.8	$—	$12.3
The increases during the three and six months ended June 30, 2016 were due to estimated recovery from back charge claims and higher productivity than originally anticipated as well as owner-directed scope changes during the six month period.
Decreases

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Number of projects with downward estimate changes	5	4	7	4
Range of reduction in gross profit from each project, net	$1.1 - 8.1	$2.2 - 5.9	$1.0 - 10.8	$3.4 - 6.4
Decrease on project profitability	$23.8	$14.6	$37.8	$20.1
The decreases during the three and six months ended June 30, 2017 were due to higher costs than originally anticipated as well as additional design, weather and owner-related costs, net of estimated and actual recovery from customer affirmative claims and back charges. The decreases during the three and six months ended June 30, 2016 were due to additional design, weather and owner-related costs and lower productivity than originally anticipated. As of June 30, 2017, there were projects for which additional costs, including liquidated damages, were reasonably possible but the range of costs was not estimable. The range will be determined as the projects proceed, and the outcomes could have a material effect on our financial position, results of operations and /or cash flows in the future.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

4.	Marketable Securities
All marketable securities were classified as held-to-maturity as of the dates presented and the carrying amounts of held-to-maturity securities were as follows:

(in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
U.S. Government and agency obligations	$12,909	$10,002	$20,010
Commercial paper	34,912	54,882	14,949
Total short-term marketable securities	47,821	64,884	34,959
U.S. Government and agency obligations	59,990	62,895	42,653
Total long-term marketable securities	59,990	62,895	42,653
Total marketable securities	$107,811	$127,779	$77,612
Scheduled maturities of held-to-maturity investments were as follows:

(in thousands)	June 30, 2017
Due within one year	$47,821
Due in one to five years	59,990
Total	$107,811

5.	Fair Value Measurement
The following tables summarize significant assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
June 30, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$38,006	$—	$—	$38,006
Total assets	$38,006	$—	$—	$38,006

December 31, 2016
Cash equivalents
Money market funds	$10,057	$—	$—	$10,057
Total assets	$10,057	$—	$—	$10,057

June 30, 2016
Cash equivalents
Money market funds	$30,082	$—	$—	$30,082
Commercial paper	4,994	—	—	4,994
Total assets	$35,076	$—	$—	$35,076
A reconciliation of cash equivalents to consolidated cash and cash equivalents is as follows

(in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Cash equivalents	$38,006	$10,057	$35,076
Cash	140,062	179,269	126,142
Total cash and cash equivalents	$178,068	$189,326	$161,218

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Interest Rate Swaps
As of June 30, 2017 and December 31, 2016, the fair value of the cash flow hedge that we entered into in January 2016 was $0.7 million and $0.8 million, respectively, and was included in other current assets in the condensed consolidated balance sheets. As of June 30, 2016, the fair value of the cash flow hedge was $2.1 million and was included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.
The unrealized losses, net of taxes, on the effective portion were reported as a component of accumulated other comprehensive income (loss) and were losses of $0.3 million and $0.2 million during the three and six months ended June 30, 2017, respectively, and $0.5 million and $1.4 million during the three and six months ended June 30, 2016, respectively. During the three and six months ended June 30, 2017 and 2016, there was no ineffective portion. The interest expense reclassified from accumulated other comprehensive income (loss) during both the three and six months ended June 30, 2017 and 2016 was immaterial. We estimate less than $0.1 million to be reclassified from accumulated other comprehensive income (loss) into pre-tax earnings within the next twelve months.
As of June 30, 2016, the fair value of the interest rate swap that was terminated in December 2016 was $1.7 million and was included in other current assets on the condensed consolidated balance sheets. During the three and six months ended June 30, 2016, we recorded net gains of $0.3 million and $1.6 million, respectively, that were included in other income, net on our condensed consolidated statements of operations.
Other Assets and Liabilities
The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets were as follows:

		June 30, 2017		December 31, 2016		June 30, 2016
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities	Level 1	$107,811	$107,381	$127,779	$127,365	$77,612	$77,678
Liabilities (including current maturities):
2019 Notes[1]	Level 3	$120,000	$123,371	$120,000	$124,654	$160,000	$167,210
Credit Agreement term loan[1]	Level 3	92,500	92,046	95,000	93,991	97,500	97,409
Credit Agreement - revolving credit facility[1]	Level 3	30,000	29,672	30,000	29,452	—	—
1See Note 10 for definitions of 2019 Notes and Credit Agreement.
During the three and six months ended June 30, 2017 and 2016, we did not record any fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

6.	Receivables, net

(in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Construction contracts:
Completed and in progress	$343,707	$288,160	$266,685
Retentions	75,891	84,878	95,415
Total construction contracts	419,598	373,038	362,100
Construction material sales	54,165	29,357	54,277
Other	10,892	17,523	15,227
Total gross receivables	484,655	419,918	431,604
Less: allowance for doubtful accounts	410	573	477
Total net receivables	$484,245	$419,345	$431,127
Receivables include amounts billed and billable to clients for services provided as of the end of the applicable period and do not bear interest. To the extent costs are not contractually billable or have not been earned, such as claim recovery estimates, the associated revenue is included in costs and estimated earnings in excess of billings or billings in excess of costs and estimated earnings in the condensed consolidated balance sheets. As of June 30, 2017, December 31, 2016 and June 30, 2016, the aggregate claim recovery estimates included in these balances were approximately $10.8 million, $12.3 million and $8.1 million, respectively. Included in other receivables at June 30, 2017, December 31, 2016 and June 30, 2016 were items such as estimated recovery from back charge claims, notes receivable, fuel tax refunds, receivables from vendors and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates. As of both June 30, 2017 and December 31, 2016 the estimated recovery from back charge claims included in Other receivables was $0.3 million and was $10.5 million as of June 30, 2016.
Certain construction contracts include retainage provisions. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the owners. As of June 30, 2017, December 31, 2016 and June 30, 2016, no retention receivable individually exceeded 10% of total net receivables at any of the presented dates. The majority of the retentions receivable are expected to be collected within one year and there were no retentions receivables determined to be uncollectible.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

7.	Construction Joint Ventures
We participate in various construction joint ventures. We have determined that certain of these joint ventures are consolidated because they are variable interest entities (“VIEs”), and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three months ended June 30, 2017, we determined no change to the primary beneficiary was required for existing construction joint ventures.
Due to the joint and several nature of the performance obligations under the related owner contracts, if any of the partners fail to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). At June 30, 2017, there was approximately $5.5 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $1.8 billion represented our share and the remaining $3.7 billion represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ and/or other guarantees.
Consolidated Construction Joint Ventures (“CCJVs”)
At June 30, 2017, we were engaged in four active CCJV projects with total contract values ranging from $49.1 million to $267.4 million. Our share of revenue remaining to be recognized on these CCJVs ranged from $11.6 million to $147.3 million. Our proportionate share of the equity in these joint ventures was between 50.0% and 65.0%. During the three and six months ended June 30, 2017, total revenue from CCJVs was $49.5 million and $85.0 million, respectively. During the three and six months ended June 30, 2016, total revenue from CCJVs was $33.0 million and $55.1 million, respectively. During the six months ended June 30, 2017 and 2016, CCJVs provided $19.2 million and $12.8 million of operating cash flows, respectively.
Unconsolidated Construction Joint Ventures
As of June 30, 2017, we were engaged in eleven active unconsolidated joint venture projects with total contract values ranging from $79.4 million to $3.7 billion, for which there were three with contract values greater than $1.0 billion. Our proportionate share of the equity in these unconsolidated construction joint ventures ranged from 20.0% to 50.0%. As of June 30, 2017, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures ranged from $1.3 million to $436.6 million.
As of June 30, 2017, December 31, 2016 and June 30, 2016, one of our unconsolidated construction joint ventures was located in Canada and, therefore, the associated disclosures throughout this footnote include amounts that were translated from Canadian dollars to U.S. dollars using the spot rate in effect as of the reporting date for balance sheet items, and the average rate in effect during the reporting period for the results of operations.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Assets:
Cash, cash equivalents and marketable securities	$388,542	$537,991	$435,098
Other current assets[1]	632,166	644,809	679,920
Noncurrent assets	230,633	207,240	216,722
Less partners’ interest	828,237	935,615	894,017
Granite’s interest[1,2]	423,104	454,425	437,723
Liabilities:
Current liabilities	668,630	696,215	634,796
Less partners’ interest and adjustments[3]	460,052	472,324	434,371
Granite’s interest	208,578	223,891	200,425
Equity in construction joint ventures[4]	$214,526	$230,534	$237,298
1Included in this balance and in accrued and other current liabilities on our condensed consolidated balance sheets as of June 30, 2017, December 31, 2016 and June 30, 2016 was $88.9 million, $83.1 million and $76.8 million, respectively, related to performance guarantees.
2Included in this balance as of June 30, 2017, December 31, 2016 and June 30, 2016 was $81.7 million, $65.4 million and $57.8 million, respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $9.8 million, $5.6 million and $4.3 million related to Granite’s share of estimated recovery of back charge claims as of June 30, 2017, December 31, 2016 and June 30, 2016, respectively.
3Partners’ interest and adjustments includes amounts to reconcile total liabilities as reported by our partners to Granite’s interest adjusted to reflect our accounting policies.
4As of June 30, 2017, December 31, 2016 and June 30, 2016 this balance included $15.9 million, $16.6 million and $8.2 million, respectively, of deficit in construction joint ventures that is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Revenue:
Total[1]	$515,983	$475,879	$967,304	$970,046
Less partners’ interest and adjustments[1,2]	376,332	346,863	700,162	694,771
Granite’s interest	139,651	129,016	267,142	275,275
Cost of revenue:
Total	498,932	479,113	941,922	940,610
Less partners’ interest and adjustments[1,2]	349,557	347,661	666,552	671,702
Granite’s interest	149,375	131,452	275,370	268,908
Granite’s interest in gross (loss) profit	$(9,724)	$(2,436)	$(8,228)	$6,367
1While Granite’s interest in revenue, cost of revenue and gross profit were correctly stated, Total revenue and revenue for partners’ interest and adjustments for the three months ended June 30, 2016 were misstated in our Quarterly Report for the quarter ended June 30, 2016. Total revenue and revenue for partner’s interest and adjustments as reported was (in thousands): $682,002 and $552,986, respectively, for the three months ended June 30, 2016. Total revenue and revenue for partner’s interest and adjustments should have been (in thousands): $475,879 and $346,863, respectively, for the three months ended June 30, 2016 and are reflected in the table. The misstatements did not have any impact on the consolidated financial statements in any period. We assessed the materiality of the errors in accordance with the SEC’s Staff Accounting Bulletin 99 and concluded that the errors were not material to either of these previously issued financial statements. Accordingly, we will revise our previously issued financial statements prospectively to correct these errors.
2Partners’ interest and adjustments represents amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

During the three and six months ended June 30, 2017 unconsolidated construction joint venture net income was $17.6 million and $26.2 million, respectively, of which our share was net loss of $9.7 million and $8.2 million, respectively. The differences between our share of the joint venture net losses when compared to the joint venture net income primarily resulted from differences between our estimated total revenue and cost of revenue when compared to our partners’. During the three months ended June 30, 2016, unconsolidated construction joint venture net loss was $4.4 million of which our share was $2.9 million and during the six months ended June 30, 2016, unconsolidated construction joint venture net income was $29.3 million of which our share was $5.6 million. These joint venture net income amounts exclude our corporate overhead required to manage the joint ventures and include taxes only to the extent the applicable states have joint venture level taxes.
Line Item Joint Ventures
As of June 30, 2017, we had two active line item joint venture construction projects with total contract values of $66.2 million and $74.7 million of which our portion was $44.7 million and $30.7 million, respectively. As of June 30, 2017, our share of revenue remaining to be recognized on these line item joint ventures was $7.3 million and $0.8 million, respectively. During the three and six months ended June 30, 2017 our portion of revenue from line item joint ventures was $6.8 million and $14.7 million, respectively. During the three and six months ended June 30, 2016, our portion of revenue from line item joint ventures was $9.6 million and $14.0 million, respectively.

8.	Investments in Affiliates
Our investments in affiliates balance is related to our investments in unconsolidated non-construction entities that we account for using the equity method of accounting, including investments in real estate entities and a non-real estate entity.
Our investments in affiliates balance consists of the following:

(in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Equity method investments in real estate affiliates	$27,329	$25,911	$25,018
Equity method investment in other affiliate	9,841	9,757	9,499
Total investments in affiliates	$37,170	$35,668	$34,517
The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Total assets	$156,969	$155,506	$176,275
Net assets	96,638	99,804	102,650
Granite’s share of net assets	37,170	35,668	34,517
The equity method investments in real estate affiliates included $22.2 million, $20.8 million and $19.4 million in residential real estate in Texas as of June 30, 2017, December 31, 2016 and June 30, 2016, respectively. The remaining balances were in commercial real estate in Texas. Of the $157.0 million in total assets as of June 30, 2017, real estate entities had total assets ranging from $1.6 million to $70.7 million and the non-real estate entity had total assets of $21.6 million.

9.	Property and Equipment, net
Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net in the condensed consolidated balance sheets and were as follows:

(in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Equipment and vehicles	$774,903	$756,602	$769,307
Quarry property	176,041	174,839	179,773
Land and land improvements	111,766	110,999	111,425
Buildings and leasehold improvements	84,113	82,762	82,733
Office furniture and equipment	58,377	56,381	63,721
Property and equipment	1,205,200	1,181,583	1,206,959
Less: accumulated depreciation and depletion	791,121	774,933	797,099
Property and equipment, net	$414,079	$406,650	$409,860

10.	Debt Covenants and Events of Default
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
As of June 30, 2017, we had a $292.5 million credit facility, of which $200.0 million was a revolving credit facility and $92.5 million was a term loan that matures on October 28, 2020 (the “Maturity Date”) and has a sublimit for letters of credit of $100.0 million (the “Credit Agreement”).
As of June 30, 2017, December 31, 2016 and June 30, 2016, $5.0 million of the term loan balance was included in current maturities of long-term debt and the remaining $87.5 million, $90.0 million and $92.5 million, respectively, was included in long-term debt on the condensed consolidated balance sheets.
As of June 30, 2017 and December 31, 2016, $30.0 million had been drawn from the Credit Agreement to service the 2016 installment of the 2019 Notes (defined below).
Senior notes payable in the amount of $120.0 million as of both June 30, 2017 and December 31, 2016 and in the amount of $160.0 million as of June 30, 2016 were due to a group of institutional holders and had an interest rate of 6.11% per annum (“2019 Notes”). As of June 30, 2017, three equal annual installments from 2017 through 2019 are remaining. Of the outstanding balances, $110.0 million as of both June 30, 2017 and December 31, 2016 and $150.0 million as of June 30, 2016 were included in long-term debt on the condensed consolidated balance sheets.
Of the $40.0 million due for the 2017 installment of the 2019 Notes, $30.0 million is included in long-term debt on the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 as we have the ability and intent to pay these installments using borrowings under the Credit Agreement or by obtaining other sources of financing. The remaining $10.0 million of the 2017 installment was included in current maturities of long-term debt as of June 30, 2017 and December 31, 2016.
Of the $40.0 million due for the 2016 installment of the 2019 Notes, $30.0 million was included in long-term debt on the condensed consolidated balance sheets as of June 30, 2016 as we had the ability and intent to pay these installments using borrowings under the Credit Agreement. The remaining $10.0 million of the 2016 installment was included in current maturities of long-term debt as of June 30, 2016.
As of June 30, 2017, we were in compliance with all covenants contained in the Credit Agreement and related to the note purchase agreement governing our 2019 Notes. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

11.	Weighted Average Shares Outstanding and Net Income (Loss) Per Share
The following table presents a reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income (loss) per share as well as the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Numerator (basic and diluted):
Net income (loss) allocated to common shareholders for basic calculation	$14,133	$14,199	$(9,657)	$3,758
Denominator:
Weighted average common shares outstanding, basic	39,827	39,584	39,738	39,509
Dilutive effect of common stock options and restricted stock units[1]	566	718	—	631
Weighted average common shares outstanding, diluted	40,393	40,302	39,738	40,140
Net income (loss) per share, basic	$0.35	$0.36	$(0.24)	$0.10
Net income (loss) per share, diluted	$0.35	$0.35	$(0.24)	$0.09
1Due to the net loss for the six months ended June 30, 2017, restricted stock units of approximately 618,000 have been excluded from the number of shares used in calculating diluted net loss per share, as their inclusion would be antidilutive.

12.	Equity
The following tables summarize our equity activity for the periods presented (in thousands):

	Granite Construction Incorporated	Non-controlling Interests	Total Equity
Balance at December 31, 2016	$885,988	$36,603	$922,591
Purchases of common stock[1]	(6,568)	—	(6,568)
Other transactions with shareholders and employees[2]	11,987	—	11,987
Net (loss) income	(9,657)	2,078	(7,579)
Dividends on common stock	(10,354)	—	(10,354)
Balance at June 30, 2017	$871,396	$38,681	$910,077

Balance at December 31, 2015	$839,237	$30,884	$870,121
Purchases of common stock[3]	(4,845)	—	(4,845)
Other transactions with shareholders and employees[2]	8,623	—	8,623
Transactions with non-controlling interests, net	—	(3,355)	(3,355)
Net income	3,758	5,005	8,763
Dividends on common stock	(10,292)	—	(10,292)
Balance at June 30, 2016	$836,481	$32,534	$869,015
1Represents 133,000 shares purchased in connection with employee tax withholding for restricted stock units vested under our 2012 Equity Incentive Plan.
2Amounts are comprised primarily of amortized restricted stock units.
3Represents 109,000 shares purchased in connection with employee tax withholding for restricted stock units vested under our 2012 Equity Incentive Plan.

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
Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in our condensed consolidated balance sheets. The aggregate liabilities recorded as of June 30, 2017, December 31, 2016 and June 30, 2016 related to these matters were approximately $1.0 million, $4.3 million and $0.7 million, respectively, and were primarily included in accrued expenses and other current liabilities. The aggregate range of reasonably possible loss amounts in excess of accrued losses recorded for probable loss contingencies, including those related to liquidated damages, could have a material impact on our consolidated financial statements if they become probable and the reasonably estimable amount is determined.
.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

14.	Business Segment Information
Summarized segment information is as follows (in thousands):

	Three Months Ended June 30,
	Construction	Large Project Construction	Construction Materials	Total
2017
Total revenue from reportable segments	$429,269	$254,463	$123,242	$806,974
Elimination of intersegment revenue	—	—	(44,061)	(44,061)
Revenue from external customers	429,269	254,463	79,181	762,913
Gross profit	62,504	495	11,571	74,570
Depreciation, depletion and amortization	5,441	3,081	5,417	13,939

2016
Total revenue from reportable segments	$331,346	$197,322	$115,342	$644,010
Elimination of intersegment revenue	—	—	(39,431)	(39,431)
Revenue from external customers	331,346	197,322	75,911	604,579
Gross profit	49,056	13,654	10,491	73,201
Depreciation, depletion and amortization	5,345	1,519	5,859	12,723

	Six Months Ended June 30,
	Construction	Large Project Construction	Construction Materials	Total
2017
Total revenue from reportable segments	$656,118	$461,496	$171,864	$1,289,478
Elimination of intersegment revenue	—	—	(58,165)	(58,165)
Revenue from external customers	656,118	461,496	113,699	1,231,313
Gross profit	90,453	3,050	6,193	99,696
Depreciation, depletion and amortization	10,435	4,967	10,615	26,017
Segment assets	142,456	312,891	295,068	750,415

2016
Total revenue from reportable segments	$540,833	$392,771	$164,273	$1,097,877
Elimination of intersegment revenue	—	—	(53,846)	(53,846)
Revenue from external customers	540,833	392,771	110,427	1,044,031
Gross profit	75,989	27,159	9,298	112,446
Depreciation, depletion and amortization	9,870	2,988	11,196	24,054
Segment assets	151,877	306,440	297,910	756,227
A reconciliation of segment gross profit to consolidated income (loss) before provision for (benefit from) income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Total gross profit from reportable segments	$74,570	$73,201	$99,696	$112,446
Selling, general and administrative expenses	51,388	48,705	113,225	104,838
Gain on sales of property and equipment	(807)	(1,366)	(1,077)	(1,966)
Total other income	(371)	(1,511)	(465)	(2,112)
Income (loss) before provision for (benefit from) income taxes	$24,360	$27,373	$(11,987)	$11,686

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Current Economic Environment and Outlook
Both public and private markets remain highly competitive, with record backlog of $4.1 billion reflecting a backdrop of consistent, modest economic growth. Private market activity, across geographies and end markets, remains a key growth and diversification opportunity. Following decades of chronic under-investment, state, regional, and local public infrastructure investment is poised to grow. We continue to anticipate positive, multi-year demand from improved public-spending trends to have the most impact on our Construction and Construction Materials segments.
The five-year Fixing America’s Surface Transportation (“FAST”) Act, passed in December 2015, remains a stabilizing force for state departments of transportation. While not a growth catalyst, the five-year, $305 billion FAST Act broadened and stabilized state and local visibility through 2020. With a half dozen states joining a larger group in 2017, more than half of U.S. states have taken action over the past five years to stabilize maintenance and to reinvest in transportation infrastructure.
Notably in early April, the California legislature approved the passage of SB1, The Road Repair and Accountability Act of 2017. The 10-year, $52.4 billion bill provides long overdue incremental funding for state and local transportation infrastructure beginning in the second half of 2017.
Managing risks and being compensated appropriately for the complex skills required to build tomorrow's great public infrastructure projects guides our Large Project Construction strategy, as we prioritize and pursue billions of dollars’ worth of future North American projects. The market for these projects remains robust, and we are acutely focused on projects with appropriate returns relative to risks.
Results of Operations
Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations of a given quarter are not indicative of the results to be expected for the full year.
The following table presents a financial summary for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Total revenue	$762,913	$604,579	$1,231,313	$1,044,031
Gross profit	74,570	73,201	99,696	112,446
Operating income (loss)	23,989	25,862	(12,452)	9,574
Total other income	(371)	(1,511)	(465)	(2,112)
Net income (loss) attributable to Granite Construction Incorporated	14,133	14,199	(9,657)	3,758
Revenue
Total Revenue by Segment

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2017		2016		2017		2016
Construction	$429,269	56.2%	$331,346	54.8%	$656,118	53.3%	$540,833	51.8%
Large Project Construction	254,463	33.4	197,322	32.6	461,496	37.5	392,771	37.6
Construction Materials	79,181	10.4	75,911	12.6	113,699	9.2	110,427	10.6
Total	$762,913	100.0%	$604,579	100.0%	$1,231,313	100.0%	$1,044,031	100.0%

Construction Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2017		2016		2017		2016
California:
Public sector	$97,106	22.6%	$82,711	24.9%	$155,808	23.7%	$153,346	28.4%
Private sector	50,499	11.8	41,126	12.4	74,561	11.4	75,458	14.0
Northwest:
Public sector	160,421	37.4	117,379	35.4	229,034	34.9	168,846	31.2
Private sector	22,153	5.2	28,049	8.5	34,206	5.2	38,392	7.1
Heavy Civil
Public sector	22,585	5.3	3,879	1.2	30,686	4.7	9,795	1.8
Private sector	1,513	0.4	—	—	2,632	0.4	—	—
Kenny:
Public sector	41,613	9.7	46,029	13.9	76,631	11.7	67,157	12.4
Private sector	33,379	7.8	12,173	3.7	52,560	8.0	27,839	5.1
Total	$429,269	100.0%	$331,346	100.0%	$656,118	100.0%	$540,833	100.0%
Construction revenue for the three and six months ended June 30, 2017 increased by $97.9 million, or 29.6%, and $115.3 million, or 21.3%, respectively, compared to the same periods in 2016. The increases were primarily due to an increase in beginning contract backlog across most operating groups as well as new work in the public sector of the Northwest and California operating groups and the private sector of the Kenny operating group.
Large Project Construction Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2017		2016		2017		2016
Heavy Civil[1]	$188,481	74.1%	$149,732	75.8%	$350,227	75.9%	$307,032	78.3%
Northwest[1]	11,295	4.4	7,024	3.6	14,962	3.2	13,137	3.3
California[1]	12,048	4.7	7,642	3.9	22,169	4.8	14,956	3.8
Kenny
Public sector	33,800	13.3	27,756	14.1	59,014	12.8	47,307	12.0
Private sector	8,839	3.5	5,168	2.6	15,124	3.3	10,339	2.6
Total	$254,463	100.0%	$197,322	100.0%	$461,496	100.0%	$392,771	100.0%
1For the periods presented, this Large Project Construction revenue was earned only from the public sector.
Large Project Construction revenue for the three and six months ended June 30, 2017 increased by $57.1 million, or 29.0%, and $68.7 million, or 17.5%, respectively, compared to the same periods in 2016. The increases were primarily due to progress on projects partially offset by a net negative impact from revisions in estimates (see Note 3 of “Notes to the Consolidated Financial Statements” for more information).
Construction Materials Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2017		2016		2017		2016
California	$48,463	61.2%	$42,368	55.8%	$72,879	64.1%	$66,390	60.1%
Northwest	30,718	38.8	33,543	44.2	40,820	35.9	44,037	39.9
Total	$79,181	100.0%	$75,911	100.0%	$113,699	100.0%	$110,427	100.0%
Construction Materials revenue for the three and six months ended June 30, 2017 increased by $3.3 million, or 4.3%, and $3.3 million, or 3.0%, compared to the same periods in 2016. The increases were primarily due to a net increase in sales volume.

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
Total Contract Backlog by Segment

(dollars in thousands)	June 30, 2017		March 31, 2017		June 30, 2016
Construction	$1,266,504	31.2%	$1,175,474	34.2%	$1,144,965	30.5%
Large Project Construction	2,797,894	68.8	2,259,721	65.8	2,606,019	69.5
Total	$4,064,398	100.0%	$3,435,195	100.0%	$3,750,984	100.0%
Construction Contract Backlog

(dollars in thousands)	June 30, 2017		March 31, 2017		June 30, 2016
California:
Public sector	$355,872	28.2%	$291,919	24.8%	$291,704	25.5%
Private sector	123,104	9.7	118,288	10.1	54,761	4.8
Northwest:
Public sector	422,700	33.4	367,652	31.3	340,673	29.8
Private sector	47,117	3.7	27,783	2.4	31,476	2.7
Heavy Civil
Public sector	64,844	5.1	86,003	7.3	97,390	8.5
Private sector	1,611	0.1	3,084	0.3	—	—
Kenny:
Public sector	175,017	13.8	204,864	17.3	300,076	26.2
Private sector	76,239	6.0	75,881	6.5	28,885	2.5
Total	$1,266,504	100.0%	$1,175,474	100.0%	$1,144,965	100.0%
Construction contract backlog of $1.3 billion at June 30, 2017 was $91.0 million, or 7.7%, higher than at March 31, 2017 due to an improved success rate of bidding activity in the California and Northwest operating groups. These increases were partially offset by decreases from the progress and completion of existing projects in the Heavy Civil and Kenny operating groups. Significant new awards during the three months ended June 30, 2017 totaled $110.0 million and included a highway rehabilitation project in Alaska, an agriculture inspection station project in California and a dam project in California.

Large Project Construction Contract Backlog

(dollars in thousands)	June 30, 2017		March 31, 2017		June 30, 2016
Heavy Civil[1]	$2,200,119	78.7%	$1,596,619	70.7%	$1,783,863	68.5%
Northwest[1]	77,193	2.8	88,400	3.9	110,556	4.2
California[1]	65,679	2.3	77,122	3.4	136,316	5.2
Kenny:
Public sector[2]	369,780	13.2	403,618	17.8	487,344	18.7
Private sector	85,123	3.0	93,962	4.2	87,940	3.4
Total	$2,797,894	100.0%	$2,259,721	100.0%	$2,606,019	100.0%
1For the periods presented, all Large Project Construction contract backlog was related to contracts with public agencies.
2As of June 30, 2017, March 31, 2017 and June 30, 2016, $1.3 million, $1.5 million and $3.5 million, respectively, of the Kenny public sector contract backlog was translated from Canadian dollars to U.S. dollars at the spot rate in effect at the reporting date.
Large Project Construction contract backlog of $2.8 billion as of June 30, 2017 was $538.2 million, or 23.8%, higher than at March 31, 2017 due to an improved success rate of bidding activity in the Heavy Civil operating group partially offset by progress on existing projects in all other operating groups. Significant new awards during the three months ended June 30, 2017 totaled $764.9 million and included our share of a highway construction project in Houston, our share of a bridge replacement project in Washington D.C. and a bridge replacement project in New York.
Non-controlling partners’ share of Large Project Construction contract backlog as of June 30, 2017, March 31, 2017, and June 30, 2016 was $135.0 million, $134.2 million and $158.6 million, respectively.
Gross Profit
The following table presents gross profit by business segment for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Construction	$62,504	$49,056	$90,453	$75,989
Percent of segment revenue	14.6%	14.8%	13.8%	14.1%
Large Project Construction	495	13,654	3,050	27,159
Percent of segment revenue	0.2	6.9	0.7	6.9
Construction Materials	11,571	10,491	6,193	9,298
Percent of segment revenue	14.6	13.8	5.4	8.4
Total gross profit	$74,570	$73,201	$99,696	$112,446
Percent of total revenue	9.8%	12.1%	8.1%	10.8%
Construction gross profit for the three and six months ended June 30, 2017 increased by $13.4 million, or 27.4%, and $14.5 million, or 19.0%, respectively, compared to the same periods in 2016. The increased gross profit was primarily due to increased revenue volume during the three and six months ended June 30, 2017.
Large Project Construction gross profit for the three and six months ended June 30, 2017 decreased by $13.2 million, or 96.4%, and $24.1 million, or 88.8%, respectively, when compared to the same periods in 2016. Large Project Construction gross profit as a percentage of segment revenue for the three and six months ended June 30, 2017 decreased to 0.2% from 6.9% and to 0.7% from 6.9%, respectively, when compared to the same periods in 2016. The decreases were primarily due to net changes from revisions in estimates from five projects (see Note 3 of “Notes to the Condensed Consolidated Financial Statements”). Progress on four projects that began in late 2016 and early 2017 partially offset the net decreases from revisions in estimates.
Construction Materials gross profit for the three and six months ended June 30, 2017 increased by $1.1 million, or 10.3%, and decreased by $3.1 million, or 33.4%, respectively, when compared to same periods in 2016. The decrease during the six months ended June 30, 2017 was primarily due to a decrease in both aggregate and asphalt production from exceptionally wet weather in the first quarter of 2017 resulting in less fixed-cost absorption partially offset by an increase in volume during the three months ended June 30, 2017.

Selling, General and Administrative Expenses
The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Selling
Salaries and related expenses	$11,886	$11,419	$25,372	$24,366
Restricted stock unit amortization	923	430	1,679	1,144
Other selling expenses	2,228	2,438	5,584	4,094
Total selling	15,037	14,287	32,635	29,604
General and administrative
Salaries and related expenses	20,506	16,914	41,104	36,743
Restricted stock unit amortization	724	1,226	9,145	7,069
Other general and administrative expenses	15,121	16,278	30,341	31,422
Total general and administrative	36,351	34,418	80,590	75,234
Total selling, general and administrative	$51,388	$48,705	$113,225	$104,838
Percent of revenue	6.7%	8.1%	9.2%	10.0%
Selling, general and administrative expenses for the three and six months ended June 30, 2017 increased $2.7 million, or 5.5%, and $8.4 million, or 8.0%, respectively, compared to the same periods in 2016. Selling, general and administrative expenses as the percent of revenue for the three and six months ended June 30, 2017 decreased to 6.7% from 8.1%, and to 9.2% from 10.0%, respectively.
Selling Expenses
Selling expenses include the costs for estimating and bidding, business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses during the three months ended June 30, 2017 remained relatively unchanged compared to the same period in 2016. Selling expenses during the six months ended June 30, 2017 increased $3.0 million, or 10.2%, respectively, compared to the same period in 2016 primarily due to increases in restricted stock unit amortization and other selling expenses. The increase in restricted stock unit amortization is due to an increase in awards issued during the first quarter of 2017 and the increase in other selling expenses is due to timing and volume of bidding activity.
General and Administrative Expenses
General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses. Total general and administrative expenses for the three and six months ended June 30, 2017 increased $1.9 million, or 5.6%, and $5.4 million, or 7.1%, respectively, compared to the same periods in 2016 primarily due to increases in salaries and related expenses primarily from an increase in employee benefits and compensation. The increase during the six months ended June 30, 2017 also included an increase in restricted stock unit amortization from an increase in awards issued during the six months ended June 30, 2017 that immediately vested.

Other Income
The following table presents the components of other income for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Interest income	$(1,164)	$(798)	$(2,215)	$(1,634)
Interest expense	2,694	3,187	5,437	6,236
Equity in income of affiliates	(1,259)	(717)	(2,175)	(2,159)
Other income, net	(642)	(3,183)	(1,512)	(4,555)
Total other income	$(371)	$(1,511)	$(465)	$(2,112)
Interest expense for the three and six months ended June 30, 2017 decreased $0.5 million and $0.8 million, respectively, when compared to the same periods in 2016 primarily due to a reduction of the principal balance of our 2019 Notes (as defined in the Senior Notes Payable section below) from payments made in the fourth quarter of 2016. Other income, net for the three and six months ended June 30, 2017 decreased $2.5 million and $3.0 million, respectively, when compared to the same periods in 2016 primarily due to the termination of an interest rate swap in the fourth quarter of 2016 and a gain associated with a consolidated real estate entity during the six months ended June 30, 2016.
Income Taxes
The following table presents the provision for (benefit from) income taxes for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Provision for (benefit from) income taxes	$8,088	$8,847	$(4,408)	$2,923
Effective tax rate	33.2%	32.3%	36.8%	25.0%
We calculate our income tax provision at the end of each interim period by estimating our annual effective tax rate and applying that rate to our year-to-date ordinary earnings. The effect of changes in enacted tax laws, tax rates or tax status is recognized in the interim period in which the change occurs.
Our effective tax rate for the six months ended June 30, 2017 increased to 36.8% from 25.0%, when compared to the same period in 2016. This change was primarily due to the impact of an income tax benefit of share-based compensation on the benefit from income taxes in 2017 compared to a provision for income taxes in 2016. Our effective tax rate remained relatively unchanged for the three months ended June 30, 2017 compared to the same period in 2016.
Certain Legal Proceedings
As discussed in Note 13 of “Notes to the Condensed Consolidated Financial Statements,” under certain circumstances the resolution of certain legal proceedings to which we are subject could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations, cash flows and/or liquidity.
Liquidity and Capital Resources
The timing differences between our cash inflows and outflows require us to maintain adequate levels of working capital. We believe our cash and cash equivalents, short-term investments, available borrowing capacity and cash expected to be generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations for the next twelve months. We maintain a collateralized credit facility of $292.5 million, of which $161.2 million was available at June 30, 2017, to provide capital needs to fund growth opportunities, either internal or generated through acquisitions (see Credit Agreement discussion below) or to pay installments on our 2019 Notes (see Senior Notes Payable discussion below). If we experience a prolonged change in our business operating results or make a significant acquisition, we may need additional sources of financing, which, if available, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available on terms acceptable to us.
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

The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated construction joint ventures (“CCJVs”), as of the respective dates:

(in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Cash and cash equivalents excluding CCJVs	$97,873	$116,211	$111,153
CCJV cash and cash equivalents[1]	80,195	73,115	50,065
Total consolidated cash and cash equivalents	178,068	189,326	161,218
Short-term and long-term marketable securities[2]	107,811	127,779	77,612
Total cash, cash equivalents and marketable securities	$285,879	$317,105	$238,830

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
Total consolidated cash, cash equivalents and marketable securities decreased $31.2 million during 2017 due to an $18.3 million decrease in cash and cash equivalents excluding CCJVs partially offset by an increase of $7.1 million in CCJV cash and cash equivalents - see Cash Flows discussion below. Granite’s portion of CCJV cash and cash equivalents was $48.8 million, $44.7 million and $30.4 million as of June 30, 2017, December 31, 2016 and June 30, 2016, respectively. Excluded from the table above is Granite’s portion of unconsolidated construction joint venture cash and cash equivalents was $106.6 million, $151.3 million and $127.4 million as of June 30, 2017, December 31, 2016 and June 30, 2016, respectively. The assets of each consolidated and unconsolidated construction joint venture relate solely to that joint venture. The decision to distribute joint venture assets must generally be made jointly by a majority of the members and, accordingly, these assets, including those associated with estimated cost recovery of customer affirmative claims and back charge claims, are generally not available for the working capital needs of Granite until distributed.
Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends on our capital stock. We may also from time to time prepay or repurchase outstanding indebtedness and acquire assets or businesses that are complementary to our operations.
Cash Flows

	Six Months Ended June 30,
(in thousands)	2017	2016
Net cash (used in) provided by:
Operating activities	$22,686	$(53,113)
Investing activities	(14,726)	(21,349)
Financing activities	(19,218)	(17,156)
As a large construction and heavy civil contractor and construction materials producer, our operating cash flows are subject to seasonal cycles, as well as the cycles associated with winning, performing and closing projects. Additionally, operating cash flows are impacted by the timing related to funding construction joint ventures and the resolution of uncertainties inherent in the complex nature of the work that we perform, including claims settlements. Our working capital assets result from both public and private sector projects. Customers in the private sector can be slower paying than those in the public sector; however, private sector projects generally have higher gross profit as a percentage of revenue.
We manage our combined accounts receivable, net, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings balances, our primary working capital assets, using day’s sales outstanding (“DSO”). We calculate DSO by dividing the end of the period accounts receivable, net, removing retention and other receivables, plus costs and estimated earnings in excess of billings less billings in excess of costs and estimated earnings by total revenue, less Granite’s interest in revenue related to unconsolidated construction joint ventures, for the current quarter multiplied by 90 days. DSO decreased 5 days to 55 days as of June 30, 2017 from 60 days at June 30, 2016 due to timing of CCJVs in the Large Project Construction segment as well as increased focus on collection efforts resulting in decreased DSO in the Construction Materials segment.

We manage our accounts payable and accrued expenses and other current liabilities balances, our primary working capital liabilities, using day’s payables outstanding (“DPO”). We calculate DPO by dividing the end of the period accounts payable plus accrued expenses and other current liabilities (excluding performance guarantees of $88.9 million and $76.8 million as of June 30, 2017 and 2016, respectively) by total cost of revenue less Granite’s interest in cost of revenue related to unconsolidated construction joint ventures for the current quarter multiplied by 90 days. DPO decreased 12 days to 66 days as of June 30, 2017 from 78 days at June 30, 2016 due to timing of cash disbursements and accrual cut off.
Cash provided by operating activities of $22.7 million for the six months ended June 30, 2017 represents a $75.8 million increase in cash provided by operating activities during the same period in 2016. The change was primarily due to a $34.3 million increase in net distributions from unconsolidated joint ventures, a $36.2 million increase in cash provided by working capital and a $5.2 million increase in cash provided by net income after adjusting for non-cash items. The increase in cash provided by working capital was due to a $22.0 million increase in cash provided by working capital assets and a $14.2 million increase in cash provided by working capital liabilities. The increase in cash provided by working capital assets was primarily due to a decrease in DSO partially offset by an increase in revenue volume. The increase in cash provided by working capital liabilities was primarily due to an increase in volume partially offset by a decrease in DPO.
Cash used in investing activities of $14.7 million for the six months ended June 30, 2017 represents a $6.6 million decrease in the cash used in investing activities during the same period in 2016. The change was primarily due to a decrease in purchases, net of sales proceeds, of property and equipment (see Capital Expenditures discussion below) partially offset by a decrease in maturities, net of purchases and proceeds, of marketable securities.
Cash used in financing activities of $19.2 million for the six months ended June 30, 2017 represents a $2.1 million increase in the cash used in financing activities during the same period in 2016. The change was primarily due to a $1.7 million increase in repurchases of common stock related to shares surrendered to pay taxes for vested restricted stock.
Capital Expenditures
During the six months ended June 30, 2017, we had capital expenditures of $37.5 million compared to $48.8 million during the same period in 2016. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate 2017 capital expenditures to be consistent with 2016 capital expenditures of $91.0 million.
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
Credit Agreement
As of June 30, 2017, we had a $292.5 million credit facility (the “Credit Agreement”), of which $200.0 million was a revolving credit facility and $92.5 million was a term loan that matures on October 28, 2020 (the “Maturity Date”) and has a sublimit for letters of credit of $100.0 million. As of June 30, 2017, December 31, 2016 and June 30, 2016, $5.0 million of the term loan balance was included in current maturities of long-term debt and the remaining $87.5 million, $90.0 million and $92.5 million, respectively, was included in long-term debt on the condensed consolidated balance sheets.
As of June 30, 2017 and December 31, 2016, $30.0 million had been drawn from the Credit Agreement for the 2016 installment of the 2019 Notes (defined below). As of June 30, 2017, the total stated amount of all issued and outstanding letters of credit under the Credit Agreement was $8.8 million. The total unused availability under the Credit Agreement was $161.2 million. The letters of credit will expire between August 2017 and October 2017.
Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on certain financial ratios calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin was 1.75% for loans bearing interest based on LIBOR and 0.75% for loans bearing interest at the base rate at June 30, 2017. Accordingly, the effective interest rate using three-month LIBOR and base rate was between 2.90% and 5.00%, respectively, at June 30, 2017 and we elected to use LIBOR.

As of June 30, 2017 and December 31, 2016, the fair value of the cash flow hedge that we entered into in January 2016 was $0.7 million and $0.8 million, respectively, and was included in other current assets in the condensed consolidated balance sheets. As of June 30, 2016, the fair value of the cash flow hedge was $2.1 million and was included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.
The unrealized losses, net of taxes, on the effective portion were reported as a component of accumulated other comprehensive income (loss) and were losses of $0.3 million and $0.2 million during the three and six months ended June 30, 2017, respectively, and $0.5 million and $1.4 million during the three and six months ended June 30, 2016, respectively. During the three months ended June 30, 2017 and 2016, there was no ineffective portion. The interest expense reclassified from accumulated other comprehensive income (loss) during both the three and six months ended June 30, 2017 and 2016 was immaterial.
The Credit Agreement provides for the release of the liens securing the obligations, at our option and expense, so long as certain conditions as defined by the terms in the Credit Agreement are satisfied (“Collateral Release Period”). However, if subsequent to exercising the option, our Consolidated Fixed Charge Coverage Ratio is less than 1.25 or our Consolidated Leverage Ratio is greater than 2.50, then we would be required to promptly re-pledge substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement. As of June 30, 2017, the conditions for the exercise of our right under the Credit Agreement to have liens released were not satisfied.
Senior Notes Payable
Senior notes payable in the amount of $120.0 million as of both June 30, 2017 and December 31, 2016 and in the amount of $160.0 million as of June 30, 2016 were due to a group of institutional holders and had an interest rate of 6.11% per annum (“2019 Notes”). As of June 30, 2017, three equal annual installments from 2017 through 2019 were remaining. Of the outstanding balances, $110.0 million as of both June 30, 2017 and December 31, 2016 and $150.0 million as of June 30, 2016 were included in long-term debt on the condensed consolidated balance sheets.
Of the $40.0 million due for the 2017 installment, $30.0 million is included in long-term debt on the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 as we have the ability and intent to pay these installments using borrowings under the Credit Agreement or by obtaining other sources of financing. The remaining $10.0 million of the 2017 installment was included in current maturities of long-term debt as of June 30, 2017 and December 31, 2016.
Of the $40.0 million due for the 2016 installment, $30.0 million was included in long-term debt on the condensed consolidated balance sheets as of June 30, 2016 as we had the ability and intent to pay these installments using borrowings under the Credit Agreement. The remaining $10.0 million of the 2016 installment was included in current maturities of long-term debt as of June 30, 2016.
As of June 30, 2016, the fair value of the interest rate swap that was terminated in December 2016 was $1.7 million and was included in other current assets on the condensed consolidated balance sheets. During the three and six months ended June 30, 2016, we recorded net gains of $0.3 million and $1.6 million, respectively, that were included in other income, net on our condensed consolidated statements of operations.
Surety Bonds and Real Estate Mortgages
We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At June 30, 2017, approximately $3.7 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.
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
As of June 30, 2017 and pursuant to the definitions in the agreements, our Consolidated Tangible Net Worth was $870.0 million, which exceeded the minimum of $710.6 million and our Consolidated Leverage Ratio was 1.70, which did not exceed the maximum of 3.00. Our Consolidated Interest Coverage Ratio was 11.53, which exceeded the minimum of 4.00.
As of June 30, 2017, we were in compliance with all covenants contained in the Credit Agreement and related to the 2019 Notes. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.
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
Evaluation of Disclosure Controls and Procedures
Our management carried out, as of June 30, 2017, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
During the quarter ended June 30, 2017, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended June 30, 2017:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
April 1, 2017 through April 30, 2017	1,453	$51.22	—	$200,000,000
May 1, 2017 through May 31, 2017	558	$51.55	—	$200,000,000
June 1, 2017 through June 30, 2017	334	$49.48	—	$200,000,000
	2,345	$51.05	—
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

GRANITE CONSTRUCTION INCORPORATED

Date:	August 1, 2017	By:	/s/ Laurel J. Krzeminski
Laurel J. Krzeminski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)