Form 10-Q
period 2017-09-30
GRANITE CONSTRUCTION INC
filed 2017-10-27
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 25, 2017.

Class	Outstanding
Common Stock, $0.01 par value	39,850,783

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share data)
	September 30, 2017	December 31, 2016	September 30, 2016
ASSETS
Current assets
Cash and cash equivalents ($71,328, $73,115 and $47,803 related to consolidated construction joint ventures (“CCJVs”))	$185,516	$189,326	$150,225
Short-term marketable securities	47,814	64,884	54,863
Receivables, net ($51,079, $52,613 and $77,012 related to CCJVs)	627,081	419,345	512,752
Costs and estimated earnings in excess of billings ($3,035, $5,046 and $2,940 related to CCJVs)	94,527	73,102	80,032
Inventories	62,059	55,245	61,015
Equity in construction joint ventures	242,358	247,182	263,180
Other current assets ($6,033, $7,500 and $8,649 related to CCJVs)	26,612	39,908	28,047
Total current assets	1,285,967	1,088,992	1,150,114
Property and equipment, net ($33,754, $20,500 and $15,302 related to CCJVs)	412,174	406,650	407,327
Long-term marketable securities	69,991	62,895	52,908
Investments in affiliates	39,946	35,668	34,356
Goodwill	53,799	53,799	53,799
Deferred income taxes, net	—	—	5,223
Other noncurrent assets	85,411	85,449	81,540
Total assets	$1,947,288	$1,733,453	$1,785,267

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$14,796	$14,796	$14,795
Accounts payable ($27,443, $26,419 and $20,654 related to CCJVs)	286,913	199,029	223,612
Billings in excess of costs and estimated earnings ($38,581, $33,704 and $34,994 related to CCJVs)	168,707	97,522	116,151
Accrued expenses and other current liabilities ($1,354, $1,544 and $817 related to CCJVs)	246,775	218,587	237,534
Total current liabilities	717,191	529,934	592,092
Long-term debt	225,922	229,498	240,715
Deferred income taxes, net	5,932	5,441	—
Other long-term liabilities	46,435	45,989	46,270
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 39,850,587 shares as of September 30, 2017, 39,621,140 shares as of December 31, 2016 and 39,601,569 shares as of September 30, 2016	399	396	396
Additional paid-in capital	157,734	150,337	147,583
Accumulated other comprehensive income (loss)	240	(371)	(1,524)
Retained earnings	756,183	735,626	724,691
Total Granite Construction Incorporated shareholders’ equity	914,556	885,988	871,146
Non-controlling interests	37,252	36,603	35,044
Total equity	951,808	922,591	906,190
Total liabilities and equity	$1,947,288	$1,733,453	$1,785,267
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Construction	$579,146	$464,624	$1,235,264	$1,005,457
Large Project Construction	279,845	249,345	741,341	642,116
Construction Materials	98,135	89,936	211,834	200,363
Total revenue	957,126	803,905	2,188,439	1,847,936
Cost of revenue
Construction	487,798	393,094	1,053,463	857,938
Large Project Construction	273,460	225,826	731,906	591,438
Construction Materials	81,338	77,311	188,844	178,440
Total cost of revenue	842,596	696,231	1,974,213	1,627,816
Gross profit	114,530	107,674	214,226	220,120
Selling, general and administrative expenses	49,501	54,194	162,726	159,032
Gain on sales of property and equipment	(1,753)	(398)	(2,830)	(2,364)
Operating income	66,782	53,878	54,330	63,452
Other (income) expense
Interest income	(1,141)	(790)	(3,356)	(2,424)
Interest expense	2,660	3,034	8,097	9,270
Equity in income of affiliates	(2,732)	(2,424)	(4,907)	(4,583)
Other income, net	(1,309)	(732)	(2,821)	(5,287)
Total other income	(2,522)	(912)	(2,987)	(3,024)
Income before provision for income taxes	69,304	54,790	57,317	66,476
Provision for income taxes	21,249	16,617	16,841	19,540
Net income	48,055	38,173	40,476	46,936
Amount attributable to non-controlling interests	(2,073)	(982)	(4,151)	(5,987)
Net income attributable to Granite Construction Incorporated	$45,982	$37,191	$36,325	$40,949

Net income per share attributable to common shareholders (see Note 11)
Basic	$1.15	$0.94	$0.91	$1.04
Diluted	$1.14	$0.92	$0.90	$1.02
Weighted average shares of common stock
Basic	39,844	39,599	39,774	39,539
Diluted	40,387	40,313	40,367	40,205
Dividends per common share	$0.13	$0.13	$0.39	$0.39
 The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited - in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$48,055	$38,173	$40,476	$46,936
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivatives	$46	$382	$(163)	$(1,016)
Less: reclassification for net losses included in interest expense	25	126	141	226
Net change	$71	$508	$(22)	$(790)
Foreign currency translation adjustments, net	98	(221)	633	766
Other comprehensive income (loss)	$169	$287	$611	$(24)
Comprehensive income	$48,224	$38,460	$41,087	$46,912
Non-controlling interests in comprehensive income	(2,073)	(982)	(4,151)	(5,987)
Comprehensive income attributable to Granite	$46,151	$37,478	$36,936	$40,925
 The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)
Nine Months Ended September 30,	2017	2016
Operating activities
Net income	$40,476	$46,936
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	48,522	46,637
Gain on sales of property and equipment, net	(2,830)	(2,364)
Stock-based compensation	13,580	11,013
Equity in net loss (income) from unconsolidated joint ventures	15,415	(15,903)
Gain on real estate entity	—	(2,452)
Net income from affiliates	(4,907)	(4,583)
Changes in assets and liabilities:
Receivables	(207,908)	(169,678)
Costs and estimated earnings in excess of billings, net	14,726	1,793
Inventories	(6,814)	(5,462)
Contributions to unconsolidated construction joint ventures	(3,937)	(11,545)
Distributions from unconsolidated construction joint ventures	33,374	5,850
Other assets, net	10,523	(2,209)
Accounts payable	90,799	62,787
Accrued expenses and other current liabilities, net	23,595	19,782
Net cash provided by (used in) operating activities	64,614	(19,398)
Investing activities
Purchases of marketable securities	(79,708)	(84,758)
Maturities of marketable securities	90,000	30,000
Proceeds from called marketable securities	—	50,000
Purchases of property and equipment ($13,537 and $9,976 related to CCJVs)	(56,808)	(67,889)
Proceeds from sales of property and equipment	5,107	5,790
Distributions from affiliates	—	2,233
Other investing activities, net	2,321	3,847
Net cash used in investing activities	(39,088)	(60,777)
Financing activities
Long-term debt principal repayments	(3,750)	(3,750)
Cash dividends paid	(15,506)	(15,415)
Repurchases of common stock	(6,713)	(4,946)
(Distributions to) contributions from non-controlling partners, net	(3,500)	1,522
Other financing activities, net	133	153
Net cash used in financing activities	(29,336)	(22,436)
Decrease in cash and cash equivalents	(3,810)	(102,611)
Cash and cash equivalents at beginning of period	189,326	252,836
Cash and cash equivalents at end of period	$185,516	$150,225

Supplementary Information
Cash paid during the period for:
Interest	$6,720	$7,557
Income taxes	2,689	6,748
Other non-cash operating activities:
Performance guarantees	$5,761	$17,596
Non-cash investing and financing activities:
Restricted stock units issued, net of forfeitures	$11,184	$21,057
Accrued cash dividends	5,181	5,148
Accrued equipment purchases	2,440	(3,453)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” “the Company” or “Granite”) and are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at September 30, 2017 and 2016 and the results of our operations and cash flows for the periods presented. The December 31, 2016 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.
Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.
We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements, except for the adoption of Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships and ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities during the nine months ended September 30, 2017. ASU No. 2016-01 eliminated the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the consolidated balance sheet, which related to our marketable securities and debt (see Note 5). ASU No. 2016-05 had no impact and ASU No. 2017-08 had an immaterial impact on our condensed consolidated financial statements.

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
We will adopt Topic 606 using the modified retrospective transition approach, which we will elect to apply to contracts with customers that are not substantially complete, i.e. less than 90% complete, as of January 1, 2018. We do not expect Topic 606 to have a material impact on our Construction and Construction Materials segments’ revenue. The most significant impact of Topic 606 relates to our Large Project Construction segment specifically in the following areas:

•
Multiple performance obligations - In accordance with Topic 606, construction contracts with customers, including those related to contract modifications, will be reviewed to determine if there are multiple performance obligations. If separate performance obligations are identified, the timing of revenue recognition could be impacted. Based on our assessment to-date of currently active construction contracts with customers, we have identified one unconsolidated joint venture contract in our Large Project Construction segment that will have multiple performance obligations.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

•
Multiple contracts - Contracts containing task orders may be determined to consist of multiple individual contracts as defined by Topic 606.  Based on our assessment to-date of currently active construction contracts with customers, we have identified one Large Project Construction segment contract and one Construction segment contract that will consist of multiple individual contracts as defined by Topic 606.

•
Provision for losses - Provisions for losses will be recognized in the consolidated statements of operations for the full amount of estimated losses at the uncompleted performance obligation level whenever evidence indicates that the estimated total cost of a performance obligation exceeds its estimated total revenue. Currently provisions for losses are recorded at the contract level. Based on our assessment to-date of currently active construction contracts with customers, we have identified one unconsolidated joint venture contract in our Large Project Construction segment that will have actual and provisions for losses related to completed and uncompleted performance obligations, respectively.

Based on our estimated costs to complete and our assessment of the impact from the adoption of Topic 606 as of September 30, 2017, we estimate a net cumulative decrease to retained earnings between $11.0 million and $19.0 million as of January 1, 2018. This estimate may change upon adoption for various reasons including, but not limited to, revisions to the estimated costs to complete or a difference in actual progress versus expected progress related to current or new performance obligations.
In addition to the above, we expect to separately present contract assets and liabilities on the consolidated balance sheets. Contract assets will include amounts due under contractual retainage provisions, unbilled receivables, costs and estimated earnings in excess of billings and capitalized mobilization costs. Contract liabilities will include provisions for losses and billings in excess of costs and estimated earnings.
There will also be new disclosures related to revenue including information about unearned revenue and revenue disaggregated by operating group. Unearned revenue will be similar to our existing contract backlog but will only include project amounts when the related contract, contract options and task orders, as applicable, are executed rather than when awarded and funding is probable.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test, which measures goodwill impairment by comparing the implied fair value of a reporting unit’s goodwill with its carrying amount. This ASU will be effective commencing with our quarter ending March 31, 2020. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which refines and expands hedge accounting for both financial (e.g., interest rate) and commodity risks. This ASU will be effective commencing with our quarter ending March 31, 2019. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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
In our review of these changes for the three months ended September 30, 2017 and for the three and nine months ended September 30, 2016, we did not identify any material amounts that should have been recorded in a prior period. In our review of these changes for the nine months ended September 30, 2017, we identified and corrected amounts that should have been recorded during the three months ended September 30, 2016. This correction resulted in a $4.9 million decrease to Large Project Construction revenue and gross profit and a $1.6 million increase in net loss attributable to Granite Construction Incorporated. We have assessed the impact of this correction to the financial statements of prior periods’ and to the financial statements for the nine months ended September 30, 2017, and have concluded that the amounts were not material and are not expected to be material to the financial statements for the year ending December 31, 2017.
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
Affirmative Claims
Revisions in estimates for the three and nine months ended September 30, 2017 included increases in revenue of $11.5 million and $25.5 million, respectively, related to the estimated cost recovery of customer affirmative claims, which included increases of $11.0 million and $25.1 million, respectively, which were also affected by an increase in estimated contract costs in excess of the estimated recovery during the three and nine months ended September 30, 2017, respectively. The remaining $0.5 million and $0.4 million, respectively, had estimated contract costs in excess of the estimated cost recovery that were recorded in prior periods.
Revisions in estimates for the three and nine months ended September 30, 2016 included increases in revenue of $1.2 million and $21.4 million related to the estimated cost recovery of customer affirmative claims, which included increases of $0.2 million and $15.5 million that were also affected by an increase in estimated contract costs in excess of the estimated recovery during the three and nine months ended September 30, 2016, respectively. The remaining $1.0 million and $5.9 million, respectively, had estimated contract costs in excess of the estimated cost recovery that were recorded in prior periods.
Back Charges
Revisions in estimates for the three and nine months ended September 30, 2017 included a reduction of cost of revenue of $0.6 million and $3.6 million, respectively, related to the estimated recovery of back charges of which $0.6 million and $2.0 million was also affected by an increase in estimated contract costs that were in excess of the estimated recovery during the three and nine months ended September 30, 2017. The remaining $1.6 million during the nine months ended September 30, 2017 had estimated contract costs in excess of estimated cost recovery that were recorded in prior periods.
Revisions in estimates for the three and nine months ended September 30, 2016 included a reduction of cost of revenue of $3.3 million and $10.9 million, respectively, related to the estimated recovery of back charges of which $1.2 million and $3.4 million were also affected by an increase in estimated contract costs that were in excess of the estimated recovery during the three and nine months ended September 30, 2016, respectively. The remaining $2.1 million and $7.5 million, respectively, had estimated contract costs in excess of estimated cost recovery that were recorded in prior periods.
The tables below include the impact to gross profit from significant revisions in estimates related to estimated and actual recovery of customer affirmative claims and back charges as well as the associated estimated contract costs.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Construction
The changes in project profitability from revisions in estimates, both increases and decreases, which individually had an impact of $1.0 million or more on gross profit were net decreases of $0.3 million and $1.3 million for the three and nine months ended September 30, 2017, respectively. The changes for the three and nine months ended September 30, 2016 were net increases of $0.7 million and net decreases of $3.1 million, respectively. The projects are summarized as follows:
Increases

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2017	2016	2017	2016
Number of projects with upward estimate changes	2	1	5	2
Range of increase in gross profit from each project, net	$1.0 - 1.2	$2.6	$1.0 - 1.6	$1.8 - 2.7
Increase on project profitability	$2.2	$2.6	$6.0	$4.5
The increases during the three and nine months ended September 30, 2017 and 2016 were due to lower costs and higher productivity than originally anticipated as well as settlements of outstanding issues with contract owners during the nine months ended September 30, 2016.
Decreases

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2017	2016	2017	2016
Number of projects with downward estimate changes	1	1	3	5
Range of reduction in gross profit from each project, net	$2.5	$1.9	$1.1 - 3.5	$1.1 - 2.6
Decrease on project profitability	$2.5	$1.9	$7.3	$7.6
The decreases during the three and nine months ended September 30, 2017 and 2016 were due to additional costs and lower productivity than originally anticipated.
Large Project Construction
The changes in project profitability from revisions in estimates, both increases and decreases, which individually had an impact of $1.0 million or more on gross profit were decreases of $19.3 million and $58.1 million for the three and nine months ended September 30, 2017, respectively. The changes for the three and nine months ended September 30, 2016 were net increases of $0.4 million and net decreases of $6.0 million, respectively.
There were no amounts attributable to non-controlling interests for the three months ended September 30, 2017 and 2016, respectively. Amounts attributable to non-controlling interests were $2.1 million of the decrease and $3.5 million of the net decrease for the nine months ended September 30, 2017 and 2016, respectively. The projects are summarized as follows:
Increases

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2017	2016	2017	2016
Number of projects with upward estimate changes	—	3	—	7
Range of increase in gross profit from each project, net	$—	$1.4 - 3.0	$—	$1.2 - 6.5
Increase on project profitability	$—	$6.1	$—	$19.8
The increases during the three and nine months ended September 30, 2016, were due to owner-directed scope changes, settlement of an outstanding back charge claim and higher productivity than originally anticipated as well as estimated recovery from back charge claims during the nine month period.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Decreases

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2017	2016	2017	2016
Number of projects with downward estimate changes	3	3	7	4
Range of reduction in gross profit from each project, net	$2.4 - 12.7	$1.1 - 3.5	$1.3 - 14.5	$3.4 - 7.9
Decrease on project profitability	$19.3	$5.7	$58.1	$25.8
The decreases during the three and nine months ended September 30, 2017 and 2016, were due to additional design, weather and owner-related costs and lower productivity than originally anticipated, net of estimated and actual recovery from customer affirmative claims and back charges. As of September 30, 2017, there were projects for which additional costs, including liquidated damages, were reasonably possible but the range of costs was not estimable. As the related projects proceed, future estimates may change and could have a material effect on our financial position, results of operations and/or cash flows in the future.

4.	Marketable Securities
All marketable securities were classified as held-to-maturity as of the dates presented and the carrying amounts of held-to-maturity securities were as follows:

(in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
U.S. Government and agency obligations	$12,909	$10,002	$14,999
Commercial paper	34,905	54,882	39,864
Total short-term marketable securities	47,814	64,884	54,863
U.S. Government and agency obligations	69,991	62,895	52,908
Total long-term marketable securities	69,991	62,895	52,908
Total marketable securities	$117,805	$127,779	$107,771
Scheduled maturities of held-to-maturity investments were as follows:

(in thousands)	September 30, 2017
Due within one year	$47,814
Due in one to five years	69,991
Total	$117,805

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

5.	Fair Value Measurement
The following tables summarize significant assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
September 30, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$22,896	$—	$—	$22,896
Total assets	$22,896	$—	$—	$22,896

December 31, 2016
Cash equivalents
Money market funds	$10,057	$—	$—	$10,057
Total assets	$10,057	$—	$—	$10,057

September 30, 2016
Cash equivalents
Money market funds	$12,041	$—	$—	$12,041
Total assets	$12,041	$—	$—	$12,041
A reconciliation of cash equivalents to consolidated cash and cash equivalents is as follows

(in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Cash equivalents	$22,896	$10,057	$12,041
Cash	162,620	179,269	138,184
Total cash and cash equivalents	$185,516	$189,326	$150,225
Interest Rate Swaps
As of both September 30, 2017 and December 31, 2016, the fair value of the cash flow hedge that we entered into in January 2016 was $0.8 million and was included in other current assets in the condensed consolidated balance sheets. As of September 30, 2016, the fair value of the cash flow hedge was $1.3 million and was included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.
The unrealized gains and losses, net of taxes, on the effective portion reported as a component of accumulated other comprehensive income (loss) and the interest expense reclassified from accumulated other comprehensive income (loss) were both immaterial during the three and nine months ended September 30, 2017 and 2016. During the three and nine months ended September 30, 2017 and 2016, there was no ineffective portion. We estimate an immaterial amount to be reclassified from accumulated other comprehensive income (loss) into pre-tax earnings within the next twelve months.
As of September 30, 2016, the fair value of the interest rate swap that was terminated in December 2016 was $1.1 million and was included in other current assets on the condensed consolidated balance sheets. During the three and nine months ended September 30, 2016, we recorded net losses of $0.6 million and net gains of $1.0 million, respectively, that were included in other income, net on our condensed consolidated statements of operations.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Other Assets and Liabilities
The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets were as follows:

		September 30, 2017		December 31, 2016		September 30, 2016
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities	Level 1	$117,805	$117,349	$127,779	$127,365	$107,771	$107,770
Liabilities (including current maturities):
2019 Notes[1]	Level 3	$120,000	$124,792	$120,000	$124,654	$160,000	$169,094
Credit Agreement - term loan[1]	Level 3	91,250	91,078	95,000	93,991	96,250	96,151
Credit Agreement - revolving credit facility[1]	Level 3	30,000	30,018	30,000	29,452	—	—
1See Note 10 for definitions of 2019 Notes and Credit Agreement.
During the three and nine months ended September 30, 2017 and 2016, we did not record any fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

6.	Receivables, net

(in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Construction contracts:
Completed and in progress	$469,416	$288,160	$347,320
Retentions	88,650	84,878	97,385
Total construction contracts	558,066	373,038	444,705
Construction material sales	58,920	29,357	50,768
Other	10,412	17,523	17,760
Total gross receivables	627,398	419,918	513,233
Less: allowance for doubtful accounts	317	573	481
Total net receivables	$627,081	$419,345	$512,752
Receivables include amounts billed and billable to clients for services provided as of the end of the applicable period and do not bear interest. To the extent costs are not contractually billable or have not been earned, including claim recovery estimates, the associated revenue is included in costs and estimated earnings in excess of billings or billings in excess of costs and estimated earnings in the condensed consolidated balance sheets. As of September 30, 2017, December 31, 2016 and September 30, 2016, the aggregate claim recovery estimates included in these balances were approximately $21.6 million, $12.3 million and $7.8 million, respectively. Included in other receivables at September 30, 2017, December 31, 2016 and September 30, 2016 were items such as estimated recovery from back charge claims, notes receivable, fuel tax refunds, receivables from vendors and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates. As of September 30, 2017, December 31, 2016 and September 30, 2016, the estimated recovery from back charge claims included in Other receivables was $0.3 million, $0.3 million and $9.3 million, respectively.
Certain construction contracts include retainage provisions. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the owners. As of September 30, 2017, December 31, 2016 and September 30, 2016, no retention receivable individually exceeded 10% of total net receivables at any of the presented dates. The majority of the retentions receivable are expected to be collected within one year and there were no retentions receivables determined to be uncollectible.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

7.	Construction Joint Ventures
We participate in various construction joint ventures. We have determined that certain of these joint ventures are consolidated because they are variable interest entities (“VIEs”), and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three months ended September 30, 2017, we determined no change to the primary beneficiary was required for existing construction joint ventures.
Due to the joint and several nature of the performance obligations under the related owner contracts, if any of the partners fail to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). At September 30, 2017, there was approximately $5.1 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $1.7 billion represented our share and the remaining $3.4 billion represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ and/or other guarantees.
Consolidated Construction Joint Ventures (“CCJVs”)
At September 30, 2017, we were engaged in six active CCJV projects with total contract values ranging from $49.2 million to $409.6 million. Our share of revenue remaining to be recognized on these CCJVs ranged from $8.1 million to $204.8 million. Our proportionate share of the equity in these joint ventures was between 50.0% and 65.0%. During the three and nine months ended September 30, 2017, total revenue from CCJVs was $44.5 million and $129.5 million, respectively. During the three and nine months ended September 30, 2016, total revenue from CCJVs was $24.8 million and $79.9 million, respectively. During the nine months ended September 30, 2017 and 2016, CCJVs provided $26.4 million and $7.8 million of operating cash flows, respectively.
Unconsolidated Construction Joint Ventures
As of September 30, 2017, we were engaged in eleven active unconsolidated joint venture projects with total contract values ranging from $77.3 million to $3.7 billion, for which there were three with contract values greater than $1.0 billion. Our proportionate share of the equity in these unconsolidated construction joint ventures ranged from 20.0% to 50.0%. As of September 30, 2017, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures ranged from $0.5 million to $408.1 million.
As of September 30, 2017, December 31, 2016 and September 30, 2016, one of our unconsolidated construction joint ventures was located in Canada and, therefore, the associated disclosures throughout this footnote include amounts that were translated from Canadian dollars to U.S. dollars using the spot rate in effect as of the reporting date for balance sheet items, and the average rate in effect during the reporting period for the results of operations.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Assets:
Cash, cash equivalents and marketable securities	$333,751	$537,991	$509,644
Other current assets[1]	721,014	644,809	683,854
Noncurrent assets	223,449	207,240	212,620
Less partners’ interest	846,832	935,615	942,183
Granite’s interest[1,2]	431,382	454,425	463,935
Liabilities:
Current liabilities	650,065	696,215	656,621
Less partners’ interest and adjustments[3]	445,068	472,324	449,044
Granite’s interest	204,997	223,891	207,577
Equity in construction joint ventures[4]	$226,385	$230,534	$256,358
1Included in this balance and in accrued and other current liabilities on our condensed consolidated balance sheets as of September 30, 2017, December 31, 2016 and September 30, 2016 was $88.9 million, $83.1 million and $83.1 million, respectively, related to performance guarantees.
2Included in this balance as of September 30, 2017, December 31, 2016 and September 30, 2016 was $77.6 million, $65.4 million and $62.5 million, respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $11.1 million, $5.6 million and $5.9 million related to Granite’s share of estimated recovery of back charge claims as of September 30, 2017, December 31, 2016 and September 30, 2016, respectively.
3Partners’ interest and adjustments includes amounts to reconcile total liabilities as reported by our partners to Granite’s interest adjusted to reflect our accounting policies.
4As of September 30, 2017, December 31, 2016 and September 30, 2016, this balance included $16.0 million, $16.6 million and $6.8 million, respectively, of deficit in construction joint ventures that is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Revenue:
Total	$550,115	$550,296	$1,517,419	$1,520,342
Less partners’ interest and adjustments[1]	396,672	390,775	1,096,834	1,085,546
Granite’s interest	153,443	159,521	420,585	434,796
Cost of revenue:
Total	520,205	510,579	1,462,127	1,451,189
Less partners’ interest and adjustments[1]	359,825	360,965	1,026,377	1,032,667
Granite’s interest	160,380	149,614	435,750	418,522
Granite’s interest in gross (loss) profit	$(6,937)	$9,907	$(15,165)	$16,274
1Partners’ interest and adjustments represents amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies.
During the three and nine months ended September 30, 2017, unconsolidated construction joint venture net income was $31.0 million and $57.2 million, respectively, of which our share was net loss of $7.1 million and $15.3 million, respectively. The differences between our share of the joint venture net losses when compared to the joint venture net income primarily resulted from differences between our estimated total revenue and cost of revenue when compared to that of our partners’ on four projects. During the three and nine months ended September 30, 2016, unconsolidated construction joint venture net income was $38.7 million and $68.0 million, respectively, of which our share was $10.3 million and $15.9 million, respectively. These joint venture net income amounts exclude our corporate overhead required to manage the joint ventures and include taxes only to the extent the applicable states have joint venture level taxes.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Line Item Joint Ventures
As of September 30, 2017, we had one active line item joint venture construction project with a total contract value of $66.2 million of which our portion was $48.7 million. As of September 30, 2017, our share of revenue remaining to be recognized on this line item joint venture was $3.8 million. During the three and nine months ended September 30, 2017, our portion of revenue from line item joint ventures was $5.4 million and $20.1 million, respectively. During the three and nine months ended September 30, 2016, our portion of revenue from line item joint ventures was $9.5 million and $23.5 million, respectively.

8.	Investments in Affiliates
Our investments in affiliates balance is related to our investments in unconsolidated non-construction entities that we account for using the equity method of accounting, including investments in real estate entities and a non-real estate entity.
Our investments in affiliates balance consists of the following:

(in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Equity method investments in real estate affiliates	$28,634	$25,911	$24,638
Equity method investment in other affiliate	11,312	9,757	9,718
Total investments in affiliates	$39,946	$35,668	$34,356
The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Total assets	$163,714	$155,506	$167,859
Net assets	98,490	99,804	95,128
Granite’s share of net assets	39,946	35,668	34,356
The equity method investments in real estate affiliates included $23.6 million, $20.8 million and $19.7 million in residential real estate in Texas as of September 30, 2017, December 31, 2016 and September 30, 2016, respectively. The remaining balances were in commercial real estate in Texas. Of the $163.7 million in total assets as of September 30, 2017, real estate entities had total assets ranging from $1.6 million to $73.1 million and the non-real estate entity had total assets of $26.5 million.

9.	Property and Equipment, net
Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net in the condensed consolidated balance sheets and were as follows:

(in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Equipment and vehicles	$778,010	$756,602	$770,882
Quarry property	177,427	174,839	179,735
Land and land improvements	113,384	110,999	111,714
Buildings and leasehold improvements	83,914	82,762	82,733
Office furniture and equipment	59,791	56,381	61,007
Property and equipment	1,212,526	1,181,583	1,206,071
Less: accumulated depreciation and depletion	800,352	774,933	798,744
Property and equipment, net	$412,174	$406,650	$407,327

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

10.	Debt Covenants and Events of Default
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
As of September 30, 2017, we had a $291.3 million credit facility, of which $200.0 million was a revolving credit facility and $91.3 million was a term loan that matures on October 28, 2020 (the “Maturity Date”) and has a sublimit for letters of credit of $100.0 million (the “Credit Agreement”).
As of September 30, 2017, December 31, 2016 and September 30, 2016, $5.0 million of the term loan balance was included in current maturities of long-term debt and the remaining $86.3 million, $90.0 million and $91.3 million, respectively, was included in long-term debt on the condensed consolidated balance sheets.
As of September 30, 2017 and December 31, 2016, $30.0 million had been drawn from the Credit Agreement to service the 2016 installment of the 2019 Notes (defined below).
Senior notes payable in the amount of $120.0 million as of both September 30, 2017 and December 31, 2016 and in the amount of $160.0 million as of September 30, 2016 were due to a group of institutional holders and had an interest rate of 6.11% per annum (“2019 Notes”). As of September 30, 2017, three equal annual installments from 2017 through 2019 are remaining. Of the outstanding balances, $110.0 million as of both September 30, 2017 and December 31, 2016 and $150.0 million as of September 30, 2016 were included in long-term debt on the condensed consolidated balance sheets.
Of the $40.0 million due for the 2017 installment of the 2019 Notes, $30.0 million is included in long-term debt on the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 as we have the ability and intent to pay these installments using borrowings under the Credit Agreement or by obtaining other sources of financing. The remaining $10.0 million of the 2017 installment was included in current maturities of long-term debt as of September 30, 2017 and December 31, 2016.
Of the $40.0 million due for the 2016 installment of the 2019 Notes, $30.0 million was included in long-term debt on the condensed consolidated balance sheets as of September 30, 2016 as we had the ability and intent to pay these installments using borrowings under the Credit Agreement. The remaining $10.0 million of the 2016 installment was included in current maturities of long-term debt as of September 30, 2016.
As of September 30, 2017, we were in compliance with all covenants contained in the Credit Agreement and related to the note purchase agreement governing our 2019 Notes. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

11.	Weighted Average Shares Outstanding and Net Income Per Share
The following table presents a reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income per share as well as the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Numerator (basic and diluted):
Net income allocated to common shareholders for basic calculation	$45,982	$37,191	$36,325	$40,949
Denominator:
Weighted average common shares outstanding, basic	39,844	39,599	39,774	39,539
Dilutive effect of common stock options and restricted stock units	543	714	593	666
Weighted average common shares outstanding, diluted	40,387	40,313	40,367	40,205
Net income per share, basic	$1.15	$0.94	$0.91	$1.04
Net income per share, diluted	$1.14	$0.92	$0.90	$1.02

12.	Equity
The following tables summarize our equity activity for the periods presented (in thousands):

	Granite Construction Incorporated	Non-controlling Interests	Total Equity
Balance at December 31, 2016	$885,988	$36,603	$922,591
Purchases of common stock[1]	(6,713)	—	(6,713)
Other transactions with shareholders and employees[2]	14,488	—	14,488
Transactions with non-controlling interests, net	—	(3,502)	(3,502)
Net income	36,325	4,151	40,476
Dividends on common stock	(15,532)	—	(15,532)
Balance at September 30, 2017	$914,556	$37,252	$951,808

Balance at December 31, 2015	$839,237	$30,884	$870,121
Purchases of common stock[3]	(4,946)	—	(4,946)
Other transactions with shareholders and employees[2]	11,345	—	11,345
Transactions with non-controlling interests, net	—	(1,827)	(1,827)
Net income	40,949	5,987	46,936
Dividends on common stock	(15,439)	—	(15,439)
Balance at September 30, 2016	$871,146	$35,044	$906,190
1Represents 136,000 shares purchased in connection with employee tax withholding for restricted stock units vested under our 2012 Equity Incentive Plan.
2Amounts are comprised primarily of amortized restricted stock units.
3Represents 111,000 shares purchased in connection with employee tax withholding for restricted stock units vested under our 2012 Equity Incentive Plan.

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
Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in our condensed consolidated balance sheets. The aggregate liabilities recorded as of September 30, 2017, December 31, 2016 and September 30, 2016 related to these matters were approximately $1.7 million, $4.3 million and $0.7 million, respectively, and were primarily included in accrued expenses and other current liabilities. The aggregate range of reasonably possible loss amounts in excess of accrued losses recorded for probable loss contingencies, including those related to liquidated damages, could have a material impact on our consolidated financial statements if they become probable and the reasonably estimable amount is determined.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

14.	Business Segment Information
Summarized segment information is as follows (in thousands):

	Three Months Ended September 30,
	Construction	Large Project Construction	Construction Materials	Total
2017
Total revenue from reportable segments	$579,146	$279,845	$180,265	$1,039,256
Elimination of intersegment revenue	—	—	(82,130)	(82,130)
Revenue from external customers	579,146	279,845	98,135	957,126
Gross profit	91,348	6,385	16,797	114,530
Depreciation, depletion and amortization	5,770	3,226	5,824	14,820

2016
Total revenue from reportable segments	$464,624	$249,345	$162,835	$876,804
Elimination of intersegment revenue	—	—	(72,899)	(72,899)
Revenue from external customers	464,624	249,345	89,936	803,905
Gross profit	71,530	23,519	12,625	107,674
Depreciation, depletion and amortization	6,162	1,821	6,168	14,151

	Nine Months Ended September 30,
	Construction	Large Project Construction	Construction Materials	Total
2017
Total revenue from reportable segments	$1,235,264	$741,341	$352,129	$2,328,734
Elimination of intersegment revenue	—	—	(140,295)	(140,295)
Revenue from external customers	1,235,264	741,341	211,834	2,188,439
Gross profit	181,801	9,435	22,990	214,226
Depreciation, depletion and amortization	16,205	8,193	16,439	40,837
Segment assets	141,210	326,314	287,821	755,345

2016
Total revenue from reportable segments	$1,005,457	$642,116	$327,108	$1,974,681
Elimination of intersegment revenue	—	—	(126,745)	(126,745)
Revenue from external customers	1,005,457	642,116	200,363	1,847,936
Gross profit	147,519	50,678	21,923	220,120
Depreciation, depletion and amortization	16,032	4,809	17,364	38,205
Segment assets	156,458	322,800	290,898	770,156
A reconciliation of segment gross profit to consolidated income before provision for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Total gross profit from reportable segments	$114,530	$107,674	$214,226	$220,120
Selling, general and administrative expenses	49,501	54,194	162,726	159,032
Gain on sales of property and equipment	(1,753)	(398)	(2,830)	(2,364)
Total other income	(2,522)	(912)	(2,987)	(3,024)
Income before provision for income taxes	$69,304	$54,790	$57,317	$66,476

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Current Economic Environment and Outlook
Both public and private markets remain highly competitive, with record backlog of $4.2 billion reflecting a backdrop of consistent, modest economic growth. Private market activity, across geographies and end markets, remains a key growth and diversification opportunity. Following decades of under-investment, state, regional, and local public infrastructure investment is poised to grow. We continue to anticipate positive, multi-year demand from improved public-spending trends to have the most impact on our Construction and Construction Materials segments.
The five-year Fixing America’s Surface Transportation (“FAST”) Act, passed in December 2015, remains a stabilizing force for state departments of transportation. While not a growth catalyst, the five-year, $305 billion FAST Act broadened and stabilized state and local visibility through 2020. With a half dozen states joining a larger group in 2017, more than half of U.S. states have taken action over the past five years to stabilize maintenance and to reinvest in transportation infrastructure. California’s 10-year, $52.4 billion investment from Senate Bill 1, The Road Repair and Accountability Act of 2017, passed in the third quarter of 2017 and is expected to accelerate meaningfully in 2018 and beyond.
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
The following table presents a financial summary for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Total revenue	$957,126	$803,905	$2,188,439	$1,847,936
Gross profit	114,530	107,674	214,226	220,120
Operating income	66,782	53,878	54,330	63,452
Total other income	(2,522)	(912)	(2,987)	(3,024)
Net income attributable to Granite Construction Incorporated	45,982	37,191	36,325	40,949
Revenue
Total Revenue by Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2017		2016		2017		2016
Construction	$579,146	60.5%	$464,624	57.8%	$1,235,264	56.4%	$1,005,457	54.5%
Large Project Construction	279,845	29.2	249,345	31.0	741,341	33.9	642,116	34.7
Construction Materials	98,135	10.3	89,936	11.2	211,834	9.7	200,363	10.8
Total	$957,126	100.0%	$803,905	100.0%	$2,188,439	100.0%	$1,847,936	100.0%

Construction Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2017		2016		2017		2016
California:
Public sector	$151,414	26.1%	$118,887	25.5%	$307,222	24.9%	$272,233	27.2%
Private sector	54,095	9.3	55,739	12.0	128,656	10.4	131,197	13.0
Northwest:
Public sector	226,082	39.0	192,180	41.4	455,116	36.8	361,026	35.9
Private sector	29,335	5.1	31,386	6.8	63,541	5.1	69,778	6.9
Heavy Civil
Public sector	15,784	2.7	7,119	1.5	46,470	3.8	16,914	1.7
Private sector	1,522	0.3	—	—	4,154	0.3	—	—
Kenny:
Public sector	40,299	7.0	47,671	10.3	116,930	9.5	114,828	11.4
Private sector	60,615	10.5	11,642	2.5	113,175	9.2	39,481	3.9
Total	$579,146	100.0%	$464,624	100.0%	$1,235,264	100.0%	$1,005,457	100.0%
Construction revenue for the three and nine months ended September 30, 2017 increased by $114.5 million, or 24.6%, and $229.8 million, or 22.9%, respectively, compared to the same periods in 2016. The increases during the three months ended September 30, 2017 were primarily due to an increase in beginning contract backlog in the public sector of the California and Northwest operating groups and the private sector of the Kenny operating group as well as new work in the public sector of the California operating group and the private sector of the Kenny operating group. The increases during the nine months ended September 30, 2017 were primarily due to new work in the public sector of the California and Northwest operating groups and the private sector of the Kenny operating group as well as an increase in the beginning contract backlog in the public sector of the Northwest and Heavy Civil operating groups.
Large Project Construction Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2017		2016		2017		2016
Heavy Civil[1]	$202,585	72.4%	$202,844	81.3%	$552,812	74.6%	$509,876	79.5%
Northwest[1]	13,987	5.0	10,751	4.3	28,949	3.9	23,888	3.7
California[1]	12,181	4.4	8,986	3.6	34,350	4.6	23,942	3.7
Kenny
Public sector	29,198	10.4	18,899	7.6	88,212	11.9	66,206	10.3
Private sector	21,894	7.8	7,865	3.2	37,018	5.0	18,204	2.8
Total	$279,845	100.0%	$249,345	100.0%	$741,341	100.0%	$642,116	100.0%
1For the periods presented, this Large Project Construction revenue was earned only from the public sector.
Large Project Construction revenue for the three and nine months ended September 30, 2017 increased by $30.5 million, or 12.2%, and $99.2 million, or 15.5%, respectively, compared to the same periods in 2016. The increases were primarily due to an increase in progress on projects partially offset by a net negative impact from revisions in estimates (see Note 3 of “Notes to the Consolidated Financial Statements” for more information).
Construction Materials Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2017		2016		2017		2016
California	$54,971	56.0%	$46,185	51.4%	$127,850	60.4%	$112,575	56.2%
Northwest	43,164	44.0	43,751	48.6	83,984	39.6	87,788	43.8
Total	$98,135	100.0%	$89,936	100.0%	$211,834	100.0%	$200,363	100.0%
Construction Materials revenue for the three and nine months ended September 30, 2017 increased by $8.2 million, or 9.1%, and $11.5 million, or 5.7%, compared to the same periods in 2016. The increases were primarily due to a net increase in sales volume from improved demand.

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
Total Contract Backlog by Segment

(dollars in thousands)	September 30, 2017		June 30, 2017		September 30, 2016
Construction	$1,134,887	26.8%	$1,266,504	31.2%	$1,102,147	29.3%
Large Project Construction	3,099,857	73.2	2,797,894	68.8	2,662,399	70.7
Total	$4,234,744	100.0%	$4,064,398	100.0%	$3,764,546	100.0%
Construction Contract Backlog

(dollars in thousands)	September 30, 2017		June 30, 2017		September 30, 2016
California:
Public sector	$342,998	30.3%	$355,872	28.2%	$254,833	23.1%
Private sector	124,855	11.0	123,104	9.7	84,741	7.7
Northwest:
Public sector	295,504	26.0	422,700	33.4	295,581	26.8
Private sector	59,764	5.3	47,117	3.7	30,832	2.8
Heavy Civil
Public sector	49,964	4.4	64,844	5.1	102,283	9.3
Private sector	89	—	1,611	0.1	4,748	0.4
Kenny:
Public sector	175,049	15.4	175,017	13.8	284,601	25.9
Private sector	86,664	7.6	76,239	6.0	44,528	4.0
Total	$1,134,887	100.0%	$1,266,504	100.0%	$1,102,147	100.0%
Construction contract backlog of $1.1 billion at September 30, 2017 was $131.6 million, or 10.4%, lower than at June 30, 2017 due to the progress and completion of existing projects in the public sectors of Northwest, California and Heavy Civil operating groups partially offset by improved success rate of bidding activity in California and Kenny operating groups. Significant new awards during the three months ended September 30, 2017 totaled $85.0 million and included two airport projects in California and a bridge reconstruction project in Illinois.

Large Project Construction Contract Backlog

(dollars in thousands)	September 30, 2017		June 30, 2017		September 30, 2016
Heavy Civil[1]	$2,578,136	83.2%	$2,200,119	78.7%	$1,905,434	71.6%
Northwest[1]	64,650	2.1	77,193	2.8	101,013	3.8
California[1]	50,919	1.6	65,679	2.3	104,810	3.9
Kenny:
Public sector[2]	342,922	11.1	369,780	13.2	471,067	17.7
Private sector	63,230	2.0	85,123	3.0	80,075	3.0
Total	$3,099,857	100.0%	$2,797,894	100.0%	$2,662,399	100.0%
1For the periods presented, all Large Project Construction contract backlog was related to contracts with public agencies.
2As of September 30, 2017, June 30, 2017 and September 30, 2016, $0.5 million, $1.3 million and $0.9 million, respectively, of the Kenny public sector contract backlog was translated from Canadian dollars to U.S. dollars at the spot rate in effect at the reporting date.
Large Project Construction contract backlog of $3.1 billion as of September 30, 2017 was $302.0 million, or 10.8%, higher than at June 30, 2017 due to an improved success rate of bidding activity in the Heavy Civil operating group partially offset by progress on existing projects in all other operating groups. Significant new awards during the three months ended September 30, 2017 included a military infrastructure project in Guam and an interstate improvement project in Virginia.
Non-controlling partners’ share of Large Project Construction contract backlog as of September 30, 2017, June 30, 2017, and September 30, 2016 was $393.8 million, $135.0 million and $155.0 million, respectively.
Gross Profit
The following table presents gross profit by business segment for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Construction	$91,348	$71,530	$181,801	$147,519
Percent of segment revenue	15.8%	15.4%	14.7%	14.7%
Large Project Construction	6,385	23,519	9,435	50,678
Percent of segment revenue	2.3	9.4	1.3	7.9
Construction Materials	16,797	12,625	22,990	21,923
Percent of segment revenue	17.1	14.0	10.9	10.9
Total gross profit	$114,530	$107,674	$214,226	$220,120
Percent of total revenue	12.0%	13.4%	9.8%	11.9%
Construction gross profit for the three and nine months ended September 30, 2017 increased by $19.8 million, or 27.7%, and $34.3 million, or 23.2%, respectively, when compared to the same periods in 2016. The increases were primarily due to increased revenue volume.
Large Project Construction gross profit for the three and nine months ended September 30, 2017 decreased by $17.1 million, or 72.9%, and $41.2 million, or 81.4%, respectively, when compared to the same periods in 2016. Large Project Construction gross profit as a percentage of segment revenue for the three and nine months ended September 30, 2017 decreased to 2.3% from 9.4% and to 1.3% from 7.9%, respectively, when compared to the same periods in 2016. The decreases were primarily due to a net negative impact from revisions in estimates (see Note 3 of “Notes to the Condensed Consolidated Financial Statements”).
Construction Materials gross profit for the three and nine months ended September 30, 2017 increased by $4.2 million, or 33.0%, and by $1.1 million, or 4.9%, respectively, when compared to same periods in 2016. The increases during the three months ended September 30, 2017 were primarily due to margin improvement from increased production volume resulting in increased fixed cost absorption. The increases during the nine months ended September 30, 2017 were primarily due to an increase in sales volume.

Selling, General and Administrative Expenses
The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Selling
Salaries and related expenses	$11,045	$11,786	$36,417	$36,152
Restricted stock unit amortization	373	569	2,052	1,713
Other selling expenses	1,099	2,606	6,683	6,700
Total selling	12,517	14,961	45,152	44,565
General and administrative
Salaries and related expenses	21,439	21,337	62,543	58,080
Restricted stock unit amortization	1,053	1,191	10,198	8,260
Other general and administrative expenses	14,492	16,705	44,833	48,127
Total general and administrative	36,984	39,233	117,574	114,467
Total selling, general and administrative	$49,501	$54,194	$162,726	$159,032
Percent of revenue	5.2%	6.7%	7.4%	8.6%
Selling, general and administrative expenses for the three and nine months ended September 30, 2017 decreased $4.7 million, or 8.7%, and increased $3.7 million, or 2.3%, respectively, compared to the same periods in 2016. Selling, general and administrative expenses as a percent of revenue for the three and nine months ended September 30, 2017 decreased to 5.2% from 6.7% and to 7.4% from 8.6%, respectively.
Selling Expenses
Selling expenses include the costs for estimating and bidding, business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses during the three months ended September 30, 2017 decreased $2.4 million, or 16.3%, compared to the same period in 2016 primarily due to lower bidding costs. Selling expenses during the nine months ended September 30, 2017 remained relatively unchanged compared to the same period in 2016.
General and Administrative Expenses
General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses. Total general and administrative expenses for the three months ended September 30, 2017 decreased $2.2 million, or 5.7%, compared to the same period in 2016 primarily due to a decrease in other general and administrative expenses from a change in the fair market value of our Non-Qualified Deferred Compensation plan liability, which is offset in other income, net. Total general and administrative expenses for the nine months ended September 30, 2017 increased $3.1 million, or 2.7%, compared to the same period in 2016 primarily due to an increase in salaries and related expenses from an increase in employee benefits and compensation and due to an increase in restricted stock unit amortization from an increase in awards issued during the nine months ended September 30, 2017 that immediately vested. These increases were partially offset by decreases in other general and administrative expenses primarily due to a write-off of capitalized software during the nine months ended September 30, 2016.

Other Income
The following table presents the components of other income for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Interest income	$(1,141)	$(790)	$(3,356)	$(2,424)
Interest expense	2,660	3,034	8,097	9,270
Equity in income of affiliates	(2,732)	(2,424)	(4,907)	(4,583)
Other income, net	(1,309)	(732)	(2,821)	(5,287)
Total other income	$(2,522)	$(912)	$(2,987)	$(3,024)
Interest expense for the three and nine months ended September 30, 2017 decreased $0.4 million and $1.2 million, respectively, when compared to the same periods in 2016 primarily due to a reduction of the principal balance of our 2019 Notes (as defined in the Senior Notes Payable section below) from payments made in the fourth quarter of 2016. Other income, net for the nine months ended September 30, 2017 decreased $2.5 million when compared to the same period in 2016 primarily due to changes in the fair market values of our Non-Qualified Deferred Compensation plan assets partially offset by decreases from the termination of an interest rate swap in the fourth quarter of 2016 and a gain associated with a consolidated real estate entity during the nine months ended September 30, 2016.
Income Taxes
The following table presents the provision for income taxes for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Provision for income taxes	$21,249	$16,617	$16,841	$19,540
Effective tax rate	30.7%	30.3%	29.4%	29.4%
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
Liquidity and Capital Resources
The timing differences between our cash inflows and outflows require us to maintain adequate levels of working capital. We believe our cash and cash equivalents, short-term investments, available borrowing capacity and cash expected to be generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations for the next twelve months. We maintain a collateralized credit facility of $291.3 million, of which $161.7 million was available at September 30, 2017, to provide capital needs to fund growth opportunities, either internal or generated through acquisitions (see Credit Agreement discussion below) or to pay installments on our 2019 Notes (see Senior Notes Payable discussion below). If we experience a prolonged change in our business operating results or make a significant acquisition, we may need additional sources of financing, which, if available, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available on terms acceptable to us.
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

The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated construction joint ventures (“CCJVs”), as of the respective dates:

(in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Cash and cash equivalents excluding CCJVs	$114,188	$116,211	$102,422
CCJV cash and cash equivalents[1]	71,328	73,115	47,803
Total consolidated cash and cash equivalents	185,516	189,326	150,225
Short-term and long-term marketable securities[2]	117,805	127,779	107,771
Total cash, cash equivalents and marketable securities	$303,321	$317,105	$257,996

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
Granite’s portion of CCJV cash and cash equivalents was $42.9 million, $44.7 million and $29.2 million as of September 30, 2017, December 31, 2016 and September 30, 2016, respectively. Excluded from the table above is Granite’s portion of unconsolidated construction joint venture cash and cash equivalents of $100.3 million, $151.3 million and $150.9 million as of September 30, 2017, December 31, 2016 and September 30, 2016, respectively. The assets of each consolidated and unconsolidated construction joint venture relate solely to that joint venture. The decision to distribute joint venture assets must generally be made jointly by a majority of the members and, accordingly, these assets, including those associated with estimated cost recovery of customer affirmative claims and back charge claims, are generally not available for the working capital needs of Granite until distributed.
Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends on our capital stock. We may also from time to time prepay or repurchase outstanding indebtedness and acquire assets or businesses that are complementary to our operations.
Cash Flows

	Nine Months Ended September 30,
(in thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$64,614	$(19,398)
Investing activities	(39,088)	(60,777)
Financing activities	(29,336)	(22,436)
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
We manage our combined accounts receivable, net, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings balances, our primary working capital assets, using day’s sales outstanding (“DSO”). We calculate DSO by dividing the end of the period accounts receivable, net, removing retention and other receivables, plus costs and estimated earnings in excess of billings less billings in excess of costs and estimated earnings by total revenue, less Granite’s interest in revenue related to unconsolidated construction joint ventures, for the current quarter multiplied by 90 days. DSO remained flat at 50 days as of September 30, 2017 when compared to September 30, 2016.

We manage our accounts payable and accrued expenses and other current liabilities balances, our primary working capital liabilities, using day’s payables outstanding (“DPO”). We calculate DPO by dividing the end of the period accounts payable plus accrued expenses and other current liabilities (excluding performance guarantees and deficit in construction joint ventures) by total selling, general and administrative expenses and cost of revenue less Granite’s interest in cost of revenue related to unconsolidated construction joint ventures for the current quarter multiplied by 90 days. Accrued expenses and other current liabilities typically include items such as accruals for salaries and related benefits, insurance and sales, use and property tax, some of which are not scalable to our cost volume. DPO decreased 3 days to 53 days as of September 30, 2017 from 56 days at September 30, 2016 due to a two day increase of DPO from an increase in accounts payable offset by a 5 day decrease of DPO resulting from a lower relative increase of accrued expenses and other current liabilities.
Cash provided by operating activities of $64.6 million for the nine months ended September 30, 2017 represents an $84.0 million increase when compared to the same period in 2016. The change was primarily due to a $35.1 million increase in net distributions from unconsolidated joint ventures, a $17.9 million increase in cash provided by working capital and a $31.0 million increase in cash provided by net income after adjusting for non-cash items. The increase in cash provided by working capital was due to a $31.8 million increase in cash provided by working capital liabilities partially offset by a $13.9 million decrease in cash provided by working capital assets. The increase in cash provided by working capital liabilities was primarily due to an increase in volume partially offset by a decrease in DPO. The decrease in cash provided by working capital assets was primarily due to an increase in revenue volume.
Cash used in investing activities of $39.1 million for the nine months ended September 30, 2017 represents a $21.7 million decrease when compared to the same period in 2016. The change was primarily due to a decrease in purchases, net of sales proceeds, of property and equipment (see Capital Expenditures discussion below) and an increase in maturities, net of purchases and proceeds, of marketable securities.
Cash used in financing activities of $29.3 million for the nine months ended September 30, 2017 represents a $6.9 million increase when compared to the same period in 2016. The change was primarily due to a $5.0 million increase in net distributions to non-controlling partners related to consolidated joint ventures and a $1.8 million increase in repurchases of common stock related to shares surrendered to pay taxes for vested restricted stock.
Capital Expenditures
During the nine months ended September 30, 2017, we had capital expenditures of $56.8 million compared to $67.9 million during the same period in 2016. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate 2017 capital expenditures to be between $75.0 million and $85.0 million.
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
Credit Agreement
As of September 30, 2017, we had a $291.3 million credit facility (the “Credit Agreement”), of which $200.0 million was a revolving credit facility and $91.3 million was a term loan that matures on October 28, 2020 (the “Maturity Date”) and has a sublimit for letters of credit of $100.0 million. As of September 30, 2017, December 31, 2016 and September 30, 2016, $5.0 million of the term loan balance was included in current maturities of long-term debt and the remaining $86.3 million, $90.0 million and $91.3 million, respectively, was included in long-term debt on the condensed consolidated balance sheets.
As of September 30, 2017 and December 31, 2016, $30.0 million had been drawn from the Credit Agreement to service the 2016 installment of the 2019 Notes (defined below). As of September 30, 2017, the total stated amount of all issued and outstanding letters of credit under the Credit Agreement was $8.3 million. The total unused availability under the Credit Agreement was $161.7 million. The letters of credit will expire between October 2017 and August 2018.

Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on certain financial ratios calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin was 1.75% for loans bearing interest based on LIBOR and 0.75% for loans bearing interest at the base rate at September 30, 2017. Accordingly, the effective interest rate using three-month LIBOR and base rate was between 3.08% and 5.00%, respectively, at September 30, 2017 and we elected to use LIBOR.
As of both September 30, 2017 and December 31, 2016, the fair value of the cash flow hedge that we entered into in January 2016 was $0.8 million and was included in other current assets in the condensed consolidated balance sheets. As of September 30, 2016, the fair value of the cash flow hedge was $1.3 million and was included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.
The unrealized gains and losses, net of taxes, on the effective portion reported as a component of accumulated other comprehensive income (loss) and the interest expense reclassified from accumulated other comprehensive income (loss) were both immaterial during the three and nine months ended September 30, 2017 and 2016. During the three and nine months ended September 30, 2017 and 2016, there was no ineffective portion.
The Credit Agreement provides for the release of the liens securing the obligations, at our option and expense, so long as certain conditions as defined by the terms in the Credit Agreement are satisfied (“Collateral Release Period”). However, if subsequent to exercising the option, our Consolidated Fixed Charge Coverage Ratio is less than 1.25 or our Consolidated Leverage Ratio is greater than 2.50, then we would be required to promptly re-pledge substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement. As of September 30, 2017, the conditions to release the liens were not satisfied.
Senior Notes Payable
Senior notes payable in the amount of $120.0 million as of both September 30, 2017 and December 31, 2016 and in the amount of $160.0 million as of September 30, 2016 were due to a group of institutional holders and had an interest rate of 6.11% per annum (“2019 Notes”). As of September 30, 2017, three equal annual installments from 2017 through 2019 were remaining. Of the outstanding balances, $110.0 million as of both September 30, 2017 and December 31, 2016 and $150.0 million as of September 30, 2016 were included in long-term debt on the condensed consolidated balance sheets.
Of the $40.0 million due for the 2017 installment of the 2019 Notes, $30.0 million is included in long-term debt on the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 as we have the ability and intent to pay these installments using borrowings under the Credit Agreement or by obtaining other sources of financing. The remaining $10.0 million of the 2017 installment was included in current maturities of long-term debt as of September 30, 2017 and December 31, 2016.
Of the $40.0 million due for the 2016 installment of the 2019 Notes, $30.0 million was included in long-term debt on the condensed consolidated balance sheets as of September 30, 2016 as we had the ability and intent to pay these installments using borrowings under the Credit Agreement. The remaining $10.0 million of the 2016 installment was included in current maturities of long-term debt as of September 30, 2016.
As of September 30, 2016, the fair value of the interest rate swap that was terminated in December 2016 was $1.1 million and was included in other current assets on the condensed consolidated balance sheets. During the three and nine months ended September 30, 2016, we recorded net losses of $0.6 million and net gains $1.0 million, respectively, that were included in other income, net on our condensed consolidated statements of operations.
Surety Bonds and Real Estate Mortgages
We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At September 30, 2017, approximately $3.9 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.
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
As of September 30, 2017 and pursuant to the definitions in the agreements, our Consolidated Tangible Net Worth was $912.2 million, which exceeded the minimum of $734.7 million and our Consolidated Leverage Ratio was 1.60, which did not exceed the maximum of 3.00. Our Consolidated Interest Coverage Ratio was 12.50, which exceeded the minimum of 4.00.
As of September 30, 2017, we were in compliance with all covenants contained in the Credit Agreement and related to the 2019 Notes. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.
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
Evaluation of Disclosure Controls and Procedures
Our management carried out, as of September 30, 2017, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
During the quarter ended September 30, 2017, we implemented new transition and adoption controls as part of our efforts to adopt Accounting Standards Codification Topic 606, Revenue from Contracts with Customers and the related Accounting Standards Updates (“Topic 606”). These controls will be effective until the adoption of Topic 606 is complete and relate to evaluation of our contracts with customers and the resulting impact, if any, upon the adoption of Topic 606, the monitoring of the adoption process and evaluation of the amounts used in the disclosures in Note 2 of “Notes to the Condensed Consolidated Financial Statements” within Item 1 of this Quarterly Report on Form 10-Q. As the transition and adoption process continues, there may be additional changes in internal controls over financial reporting. However, there were no other changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended September 30, 2017:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
July 1, 2017 through July 31, 2017	1,743	$48.34	—	$200,000,000
Aug 1, 2017 through Aug 31, 2017	696	$51.56	—	$200,000,000
Sept 1, 2017 through Sept 30, 2017	449	$55.86	—	$200,000,000
	2,888	$50.29	—
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

GRANITE CONSTRUCTION INCORPORATED

Date:	October 27, 2017	By:	/s/ Laurel J. Krzeminski
Laurel J. Krzeminski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)