Form 10-K
period 2017-12-31
GRANITE CONSTRUCTION INC
filed 2018-02-16
CIK 861459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐   Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $1.9 billion as of June 30, 2017, based upon the price at which the registrant’s Common Stock was last sold as reported on the New York Stock Exchange on such date.
At February 13, 2018, 39,890,345 shares of Common Stock, par value $0.01, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of Granite Construction Incorporated to be held on June 7, 2018, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017.

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

PART I
Item 1. BUSINESS
Introduction
Granite Construction Company was originally incorporated in 1922. In 1990, Granite Construction Incorporated was formed as the holding company for Granite Construction Company and its wholly owned and consolidated subsidiaries and was incorporated in Delaware. Unless otherwise indicated, the terms “we,”  “us,”  “our,”  “Company” and “Granite” refer to Granite Construction Incorporated and its wholly owned and consolidated subsidiaries.
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
In addition to business segments, we review our business by operating groups and by public and private market sectors. Our operating groups are defined as follows: (i) California; (ii) Northwest, which primarily includes offices in Alaska, Arizona, Nevada, Utah and Washington; (iii) Heavy Civil, which primarily includes offices in California, Florida, New York and Texas and (iv) Kenny, which primarily includes offices in Illinois. Each of these operating groups includes financial results from our Construction and Large Project Construction segments. A project’s results are reported in the operating group that is responsible for the project, not necessarily the geographic area where the work is located. In some cases, the operations of an operating group include the results of work performed outside of that geographic region. Our California and Northwest operating groups include financial results from our Construction Materials segment.

Construction: Revenue from our Construction segment was $1.7 billion and $1.4 billion (55.7% and 54.3% of our total revenue) in 2017 and 2016, respectively. Revenue from our Construction segment is derived from both public and private sector clients. The Construction segment performs construction management, as well as various civil construction projects with a large portion of the work focused on new construction and improvement of streets, roads, highways, bridges, site work, underground, power-related facilities, water-related facilities, utilities and other infrastructure projects. These projects are typically bid-build projects completed within two years with a contract value of less than $75 million.
Large Project Construction: Revenue from our Large Project Construction segment was $1.0 billion and $0.9 billion (34.5% and 35.3% of our total revenue) in 2017 and 2016, respectively. The Large Project Construction segment focuses on large, complex infrastructure projects which typically have a longer duration than our Construction segment work. These projects include major highways, mass transit facilities, bridges, tunnels, waterway locks and dams, pipelines, canals, power-related facilities, water-related facilities, utilities and airport infrastructure. This segment primarily includes bid-build, design-build and construction management/general contractor contracts, together with various contract methods relating to public-private partnerships, generally with contract values in excess of $75 million.
We utilize design-build, construction management/general contractor, construction management at-risk, and other alternative procurement methods of project delivery. Unlike traditional bid-build projects where owners first hire a design firm or design a project themselves and then put the project out to bid for construction, design-build projects provide the owner with a single point of responsibility and a single contact for both final design and construction. Although design-build projects carry additional risk as compared to traditional bid-build projects, the profit potential can also be higher. Under the construction management/general contractor and construction management at-risk methods of delivery, we contract with owners to assist the owner during the design phase of the contract with constructability efficiencies, with the understanding that we will negotiate a contract on the construction phase when the design nears completion. Revenue from alternative procurement method projects represented 76.1% and 81.0% of Large Project Construction revenue in 2017 and 2016, respectively.
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
Construction Materials: Revenue from our Construction Materials segment to third parties was $292.8 million and $261.2 million (9.8% and 10.4% of our total revenue) in 2017 and 2016, respectively. The Construction Materials segment mines and processes aggregates and operates plants that produce construction materials, primarily asphalt, for internal use and for sale to third parties. We have significant aggregate reserves that we own or lease through long-term leases. Sales to our construction projects represented 37.3% of our combined internal and external Construction Materials sales during 2017, and ranged from 30.5% to 38.5% over the last five years. The remainder is sold to third parties.

Business Strategy
Our business strategy is to consistently deliver ideas, innovations, products and services to our clients to power today’s mobile society by executing entrepreneurial market strategies that leverage the benefits of our company-wide resources and our core values. Our most fundamental objective is to increase long-term shareholder value as measured by the appreciation of the value of our common stock over a period of time, as well as dividend payouts. In alphabetical order, the following are key factors in our ability to achieve this objective:
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
Diversification - To mitigate the risks inherent in the construction business as the result of general economic factors, we pursue projects: (i) in both the public and private sectors; (ii) in federal, rail, power, water and renewable energy markets; (iii) for a wide range of clients from the federal government to small municipalities and from large corporations to individual homeowners; (iv) in diverse geographic markets; (v) that are construction management/general contractor, design-build and bid-build; (vi) at fixed price, time and materials, cost reimbursable and fixed unit price; and (vii) of various sizes, durations and complexity. In addition to pursuing opportunities with traditional project funding, we continue to evaluate other sources of project funding (e.g., public and private partnerships).
Employee Development - We believe that our employees are the primary factor for the successful implementation of our business strategies. Significant resources are employed to attract, develop and retain extraordinary and diverse talent and fully promote each employee’s capabilities.
Operational Excellence - We have a continual focus on Operational Excellence, which includes the following:

•
Code of Conduct - We believe in maintaining high ethical standards through an established code of conduct and an effective company-wide compliance program, while being guided by our core values at all times.

•
Environment - Our focus on sustainability encompasses many aspects of how we conduct ourselves and practice our Core Values. We believe sustainability is important to our clients, employees, shareholders, and communities, and is also a long-term business driver. By focusing on specific initiatives that address social, environmental and economic challenges, we can minimize risk and increase our competitive advantage.

•	Productivity - We strive to use our resources efficiently to deliver work on time and on budget.

•	Quality - We believe in satisfying our clients, preventing risk, and driving improvement by performing work right the first time.

•
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
Customers
Customers in our Construction segment are predominantly in the public sector and include certain federal agencies, state departments of transportation, county and city public works departments, school districts and developers, utilities and private owners of industrial, commercial and residential sites. Customers of our Large Project Construction segment are also predominantly in the public sector and currently include various state departments of transportation, local transit authorities, utilities and federal agencies. Customers of our Construction Materials segment include internal usage by our own construction projects, as well as third-party customers. Our third party customers include, but, are not limited to, contractors, landscapers, manufacturers of products requiring aggregate materials, retailers, homeowners, farmers and brokers.
During the year ended December 31, 2017, our largest volume customer, including both prime and subcontractor arrangements, was the California Department of Transportation (“Caltrans”). Revenue recognized from contracts with Caltrans during 2017 represented $281.7 million (9.4% of our total revenue), of which $219.9 million (13.2% of segment revenue) was in the Construction segment, $57.2 million (5.5% of segment revenue) was in the Large Project Construction segment and $4.6 million (1.6% of segment revenue) was in the Construction Materials segment. During the year ended December 31, 2016, our largest volume customer, including both prime and subcontractor arrangements, was Caltrans. Revenue recognized from contracts with Caltrans during 2016 represented $222.4 million (8.8% of our total revenue), of which $173.4 million (12.7% of segment revenue) was in the Construction segment and $48.7 million (5.5% of segment revenue) was in the Large Project Construction segment. During the year ended December 31, 2015, our largest volume customer, including both prime and subcontractor arrangements, was the New York State Department of Transportation (“NYSDOT”). Revenue recognized from contracts with NYSDOT during 2015 represented $199.0 million (8.4% of total revenue), all of which was in the Large Project Construction segment (24.5% of segment revenue).
Contract Backlog
Our contract backlog consists of the revenue we expect to record in the future on awarded contracts, including 100% of our consolidated joint venture contracts and our proportionate share of unconsolidated joint venture contracts. We generally include a project in our contract backlog at the time it is awarded and to the extent we believe funding is probable. Certain government contracts where funding is appropriated on a periodic basis are included in contract backlog at the time of the award when it is probable the contract value will be funded and executed. Certain contracts contain contract options that are exercisable at the option of our customers without requiring us to go through an additional competitive bidding process or contain task orders that are signed under master contracts under which we perform work only when the customer awards specific task orders to us. Awarded contracts that include unexercised contract options and unissued task orders are included in contract backlog to the extent options are exercised or task order issuance is probable.
Substantially all of the contracts in our contract backlog may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past (see “Contract Provisions and Subcontracting”). Many projects in our Construction segment are added to backlog and completed within the same fiscal year and, therefore, may not be reflected in our beginning or year-end contract backlog. Contract backlog by segment is presented in “Contract Backlog” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our contract backlog was $3.7 billion and $3.5 billion at December 31, 2017 and 2016, respectively. Approximately $2.0 billion of the December 31, 2017 contract backlog is expected to be completed during 2018.

Equipment
At December 31, 2017 and 2016, we owned the following number of construction equipment and vehicles:

December 31,	2017	2016
Heavy construction equipment	1,905	1,934
Trucks, truck-tractors, trailers and vehicles	3,618	3,503
Our portfolio of equipment includes backhoes, barges, bulldozers, cranes, excavators, loaders, motor graders, pavers, rollers, scrapers, trucks, special equipment for pipeline rehabilitation and tunnel boring machines that are used in our Construction, Large Project Construction and Construction Materials segments. We pool certain equipment to maximize utilization. We continually monitor and adjust our fleet size so that it is consistent with the size of our business, considering both existing contract backlog and expected future work. We lease or rent equipment to supplement our portfolio of equipment in response to construction activity cycles. In 2017 and 2016, we spent $43.6 million and $65.1 million, respectively, on purchases of construction equipment and vehicles.
Employees
On December 31, 2017, we employed approximately 1,900 salaried employees who work in project, functional and business unit management, estimating and clerical capacities, plus approximately 1,700 hourly employees. The total number of hourly personnel is subject to the volume of construction in progress and is seasonal. During 2017, the number of hourly employees ranged from approximately 1,700 to 3,700 and averaged approximately 2,900. Four of our wholly-owned subsidiaries, Granite Construction Company, Granite Construction Northeast, Inc., Granite Infrastructure Constructors, Inc., and Kenny Construction Company, are parties to craft collective bargaining agreements in many areas in which they operate.
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
The scale and complexity of jobs in the Large Project Construction segment preclude many smaller contractors from bidding such work. Consequently, our Large Project Construction segment competition is typically comprised of large regional, national and international construction companies.
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

Contract Provisions and Subcontracting
Contracts with our customers are primarily “fixed unit price” or “fixed price.” Under fixed unit price contracts, we are committed to providing materials or services at fixed unit prices (for example, dollars per cubic yard of concrete placed or cubic yard of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, incorrect estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk that we may not be able to perform the work for the specified contract amount. The percentage of fixed price contracts in our contract backlog was 66.9% at December 31, 2017 compared with 63.8% at December 31, 2016. The percentage of fixed unit price contracts in our contract backlog was 29.8% and 30.8% at December 31, 2017 and 2016, respectively. All other contract types represented 3.3% and 5.4% of our contract backlog at December 31, 2017 and 2016, respectively.
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
There are a number of factors that can create variability in contract performance as compared to the original bid. Such factors can positively or negatively impact costs and profitability, may cause higher than anticipated construction costs and can create additional liability to the contract owner. The most significant of these include:

•	the completeness and accuracy of the original bid;

•	costs associated with scope changes;

•	changes in costs of labor and/or materials;

•	extended overhead and other costs due to owner, weather and other delays;

•	subcontractor performance issues;

•	changes in productivity expectations;

•	site conditions that differ from those assumed in the original bid;

•	changes from original design on design-build projects;

•	the availability and skill level of workers in the geographic location of the project;

•	a change in the availability and proximity of equipment and materials;

•	our ability to fully and promptly recover on affirmative claims and back charges for additional contract costs; and

•	the customer’s ability to properly administer the contract.
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
We consolidate joint ventures where we have determined that through our participation we have a variable interest and are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, and related standards. Where we have determined we are not the primary beneficiary of a joint venture but do exercise significant influence, we account for our share of the operations of unconsolidated construction joint ventures on a pro rata basis in revenue and cost of revenue in the consolidated statements of operations and in equity in construction joint ventures in the consolidated balance sheets. We account for non-construction unconsolidated joint ventures under the equity method of accounting and include our share of the operations in equity in income of affiliates in the consolidated statements of operations and in investment in affiliates in the consolidated balance sheets. We have been divesting equity method investments in real estate affiliates as part of our 2010 Enterprise Improvement Plan.
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
At December 31, 2017, there was $4.6 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts, of which $1.5 billion represented our share and the remaining $3.1 billion represented our partners’ share. See Note 6 of “Notes to the Consolidated Financial Statements” for more information.

Insurance and Bonding
We maintain general and excess liability, construction equipment, workers’ compensation and medical insurance; all in amounts consistent with industry practice and as part of our overall risk management strategy. Further, our policies are held with financially stable coverage providers, often in a layered or quota share arrangement which reduces the likelihood of an interruption or impact to operations.
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
The California Air Resource Board requires California equipment owners/operators to reduce diesel particulate and nitrogen oxide emissions from in-use off-road diesel equipment and to meet progressively more restrictive emission targets from 2010 to 2022 by retrofitting equipment with diesel emission control devices or replacing equipment with new engine technology as it becomes available. Since 2010, costs to prepare the Company for compliance have totaled $25.7 million and future costs are expected to be immaterial; however, it is not possible to determine the total future cost of compliance.
As is the case with other companies in our industry, some of our aggregate products contain varying amounts of crystalline silica, a common mineral. Also, some of our construction and material processing operations release, as dust, crystalline silica that is in the materials being handled. Excessive, prolonged inhalation of very small-sized particles of crystalline silica has allegedly been associated with respiratory disease (including Silicosis). During 2016, the Occupational Safety and Health Administration (“OSHA”) implemented new and more stringent occupational exposure thresholds for crystalline silica exposure as respirable dust. In addition, the Mine Safety and Health Administration is proposing the identical rule as implemented by OSHA. We have implemented dust control procedures to measure compliance with requisite thresholds and to verify that respiratory protective equipment is made available as necessary. We also communicate, through safety data sheets and other means, what we believe to be appropriate warnings and cautions to employees and customers about the risks associated with excessive, prolonged inhalation of mineral dust in general and crystalline silica in particular (see “Item 1A. Risk Factors”). The scope of new exposure limits indicates that additional engineering controls, beyond providing respirators will be required to reduce potential exposure in response to the reduced exposure limits. The OSHA General Industry and Construction Standards were phased in during late 2017 and will be fully implemented by the end of June of 2018. Expenses related to this implementation were immaterial during the year ended December, 31, 2017 and are expected to be immaterial in 2018.
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

Executive Officers of the Registrant
Information regarding our executive officers is set forth below.

Name	Age	Position
James H. Roberts	61	President and Chief Executive Officer
Laurel J. Krzeminski	63	Executive Vice President and Chief Financial Officer
Kyle T. Larkin	46	Senior Vice President and Group Manager
James D. Richards	54	Senior Vice President and Group Manager
Dale Swanberg	55	Senior Vice President and Group Manager

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
Mr. Larkin joined Granite in 1996 and has served as Senior Vice President and Group Manager since October 2017, Vice President and Regional Manager in Nevada from January 2014 to September 2017 and President of Granite’s wholly-owned subsidiary, Intermountain Slurry Seal, Inc. from 2011 to 2014. He served as Manager of Construction at the Reno area office from 2008 to 2011 and Chief Estimator from 2004 to 2008. Mr. Larkin holds a B.S. in Construction Management from California Polytechnic State University, San Luis Obispo and an M.B.A. from the University of Massachusetts, Amherst.
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
Mr. Swanberg joined Granite in 2015 and has served as Senior Vice President and Group Manager since January 2017 and as Vice President and Deputy Group Manager from April 2015 to December 2016. In 2013, Mr. Swanberg served as the Chief Operating Officer of Flatiron Construction. Prior to Flatiron Construction, he served in various positions for the Walsh Group from 1985 to 2012, including as the President of the Heavy Civil Group. Mr. Swanberg received a B.S. in Civil Engineering from Bradley University in 1984.

Item 1A. RISK FACTORS
Set forth below and elsewhere in this report and in other documents we file with the SEC are various risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report or otherwise adversely affect our business.

•
Unfavorable economic conditions may have an adverse impact on our business. Volatility in the global financial system, deterioration in general economic activity, and fiscal, monetary and other policies that the federal, state and local government(s) may enact, including infrastructure spending or deficit reduction measures, may have an adverse impact on our business, financial position, results of operations, cash flows and liquidity. In particular, low tax revenues, budget deficits, financing constraints, including timing of long-term federal, state and local funding releases, and competing priorities could negatively impact the ability of government agencies to fund existing or new infrastructure projects in the public sector. In addition, these factors could have a material adverse effect on the financial market and economic conditions in the United States as well as throughout the world, which may limit our ability and the ability of our customers to obtain financing and/or could impair our ability to execute our acquisition strategy. In addition, levels of new commercial and residential construction projects could be adversely affected by oversupply of existing inventories of commercial and residential properties, low property values and a restrictive financing environment.

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

•
Government contracts generally have strict regulatory requirements. Approximately 81.8% of our Construction and Large Project Construction revenue in 2017 was derived from contracts funded by federal, state and local government agencies and authorities. Government contracts are subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance and accounting and often include express or implied certifications of compliance. Claims for civil or criminal fraud may be brought for violations of regulations, requirements or statutes. We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages. Further, if we fail to comply with any of the regulations, requirements or statutes or if we have a substantial number of accumulated Occupational Safety and Health Administration, Mine Safety and Health Administration or other workplace safety violations, our existing government contracts could be terminated and we could be suspended from government contracting or subcontracting, including federally funded projects at the state level. Should one or more of these events occur, it could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

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

•
Our success depends on attracting and retaining qualified personnel, joint venture partners and subcontractors in a competitive environment. The success of our business is dependent on our ability to attract, develop and retain qualified personnel, joint venture partners, advisors and subcontractors. Changes in general or local economic conditions and the resulting impact on the labor market and on our joint venture partners may make it difficult to attract or retain qualified individuals in the geographic areas where we perform our work. If we are unable to provide competitive compensation packages, high-quality training programs and attractive work environments or to establish and maintain successful partnerships, our reputation, relationships and/or ability to profitably execute our work could be adversely impacted.

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

•
An inability to obtain bonding could have a negative impact on our operations and results. As more fully described in “Insurance and Bonding” under “Item 1. Business,” we generally are required to provide surety bonds securing our performance under the majority of our public and private sector contracts. Our inability to obtain reasonably priced surety bonds in the future and, while we monitor the financial health of our insurers and the insurance market, catastrophic events could reduce available limits or the breadth of coverage both of which could significantly affect our ability to be awarded new contracts and could, therefore, have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

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

•
Cybersecurity attacks on or breaches of our information technology environment could result in business interruptions, remediation costs and/or legal claims. To protect confidential customer, vendor, financial and employee information, we employ information security measures that secure our information systems from cybersecurity attacks or breaches. Even with these measures, we may be subject to unauthorized access of digital data with the intent to misappropriate information, corrupt data or cause operational disruptions. If a failure of our safeguarding measures were to occur, it could have a negative impact to our business and result in business interruptions, remediation costs and/or legal claims, which could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

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

•
Our business strategy includes growing our international operations, which are subject to a number of special risks. As part of our strategic diversification efforts, we may enter into more construction contracts in international locations, which may subject us to a number of special risks unique to foreign countries and/or operations. Due to the special risks associated with non-U.S. operations, our exposure to such risks may not be proportionate to the percentage of our revenues attributable to such operations.

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
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
Quarry Properties
As of December 31, 2017, we had 46 active and 15 inactive permitted quarry properties available for the extraction of sand and gravel and hard rock, all of which are located in the western United States. All of our quarries are open-pit and are primarily accessible by road. We process aggregates into construction materials for internal use and for sale to third parties. Our plant equipment is powered mostly by electricity provided by local utility companies. The following map shows the approximate locations of our permitted quarry properties as of December 31, 2017.

We estimate our permitted proven1 and probable2 aggregate reserves to be approximately 680.1 million tons with an average permitted life of approximately 54 years at present operating levels. Present operating levels are determined based on a three-year annual average aggregate production rate of 12.7 million tons. Reserve estimates were made by our geologists and engineers based primarily on drilling studies. Reserve estimates are based on various assumptions, and any material inaccuracies in these assumptions could have a material impact on the accuracy of our reserve estimates. These properties are primarily used by our Construction and Construction Materials segments.
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

The following tables present information about our quarry properties as of December 31, 2017 (tons in millions):

	Type
Quarry Properties	Sand & Gravel	Hard Rock	Permitted Aggregate Reserves (tons)	Unpermitted Aggregate Reserves (tons)	Three-Year Annual Average Production Rate (tons)	Average Reserve Life
Owned quarry properties	22	4	397.5	345.0	5.9	67
Leased quarry properties[1]	23	12	282.6	41.6	6.8	41

1 Our leases have terms which range from month-to-month to 45 years with most including an option to renew.

		Permitted Reserves for Each Product Type (tons)		Percentage of Permitted Reserves Owned and Leased
State	Number of Properties	Sand & Gravel	Hard Rock	Owned	Leased
California	24	239.4	222.4	56%	44%
Non-California	37	127.9	90.4	64%	36%

Plant Properties
We operate plants at our quarry sites to process aggregates into construction materials. Some of our sites may have more than one crushing, concrete or asphalt processing plant. In an effort to continuously increase efficiencies based on external and internal demands, we sold or otherwise disposed of three plants during 2017 and several plants and the associated land in California during 2016. These sales or dispositions resulted in gains during 2017 and 2016 of approximately $0.2 million and $2.6 million, respectively, that were recorded to gain on sales of property and equipment in the consolidated statements of operations. At December 31, 2017 and 2016, we owned the following plants:

December 31,	2017	2016
Aggregate crushing plants	29	30
Asphalt concrete plants	49	50
Cement concrete batch plants	7	7
Asphalt rubber plants	6	6
Lime slurry plants	8	8
These plants are primarily used by our Construction and Construction Materials segments.
Other Properties
The following table provides our estimate of certain information about other properties as of December 31, 2017:

	Land Area (acres)	Building Square Feet
Office and shop space (owned and leased)	1,255	1,435,778
As of December 31, 2017, approximately 57% of our office and shop space was attributable to our Construction segment, 7% to our Large Project Construction segment and 4% to our Construction Materials segment. The remainder is primarily attributable to administration.

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
Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in the consolidated balance sheets. The aggregate liabilities recorded as of December 31, 2017 and 2016 related to these matters were approximately $0.9 million and $4.3 million, respectively, and were primarily included in accounts payable and accrued expenses and other current liabilities in our consolidated balance sheets. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, including those related to liquidated damages, could have a material impact on our consolidated financial statements if they become probable and the reasonably estimable amount is determined.
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
As of February 13, 2018, there were 39,890,345 shares of our common stock outstanding held by 709 shareholders of record.
We have paid quarterly cash dividends since the second quarter of 1990, and we expect to continue to do so. However, declaration and payment of dividends is within the sole discretion of our Board of Directors, subject to limitations imposed by Delaware law and compliance with our credit agreements (which allow us to pay dividends so long as we have at least $150 million in unencumbered cash and cash equivalents and marketable securities), and will depend on our earnings, capital requirements, financial condition and such other factors as the Board of Directors deems relevant. As of December 31, 2017, we had unencumbered cash, cash equivalents and marketable securities that exceeded the aforementioned limitations.

Market Price and Dividends of Common Stock
2017 Quarters Ended	December 31,	September 30,	June 30,	March 31,
High	$67.40	$59.36	$55.11	$59.99
Low	55.78	47.05	45.14	45.19
Dividends per share	0.13	0.13	0.13	0.13
2016 Quarters Ended	December 31,	September 30,	June 30,	March 31,
High	$62.18	$51.35	$48.59	$47.99
Low	42.59	44.35	40.16	35.69
Dividends per share	0.13	0.13	0.13	0.13
During the three months ended December 31, 2017, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended. The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[2]
October 1 through October 31, 2017	109	$58.43	—	$200,000,000
November 1 through November 30, 2017	810	$64.34	—	$200,000,000
December 1 through December 31, 2017	3,144	$65.34	—	$200,000,000
Total	4,063	$64.96	—

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

Performance Graph
The following graph compares the cumulative 5-year total return provided to shareholders on Granite Construction Incorporated’s common stock relative to the cumulative total returns of the S&P 500 index and the Dow Jones U.S. Heavy Construction index. The Dow Jones U.S. Heavy Construction index includes the following companies: AECOM, Chicago Bridge & Iron Co NV, EMCOR Group Inc., Fluor Corp., Jacobs Engineering Group Inc., KBR Inc., Quanta Services Inc., and Valmont Industries Inc. Certain of these companies differ from Granite in that they derive revenue and profit from non-U.S. operations and have customers in different markets. The graph tracks the performance of a $100 investment in our common stock and in each (with the reinvestment of all dividends) from December 31, 2012 through December 31, 2017.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Granite Construction Incorporated, the S&P 500 Index and the Dow Jones U.S. Heavy Construction Index

■	Granite Construction Incorporated	◆	S&P 500	●	DOW Jones U.S. History Construction

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

December 31,	2012	2013	2014	2015	2016	2017
Granite Construction Incorporated	$100.00	$105.77	$116.62	$133.57	$173.07	$201.52
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
Dow Jones U.S. Heavy Construction	100.00	131.28	97.77	86.51	106.71	112.44

Item 6. SELECTED FINANCIAL DATA
Other than contract backlog, the selected consolidated financial data set forth below have been derived from our consolidated financial statements. Refer to the consolidated financial statements for further information. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

Selected Consolidated Financial Data
Years Ended December 31,	2017	2016	2015	2014	2013
Operating Summary	(In Thousands, Except Per Share Data)
Revenue[1]	$2,989,713	$2,514,617	$2,371,029	$2,275,270	$2,266,901
Gross profit[1]	314,933	301,370	299,836	239,741	177,177
As a percent of revenue	10.5%	12.0%	12.6%	10.5%	7.8%
Selling, general and administrative expenses	222,811	219,299	203,817	193,256	191,860
As a percent of revenue	7.5%	8.7%	8.6%	8.5%	8.5%
Restructuring (gains) charges, net[2]	(2,411)	(1,925)	(6,003)	(2,643)	52,139
Net income (loss)	75,801	66,200	68,248	35,876	(44,766)
Amount attributable to non-controlling interests	(6,703)	(9,078)	(7,763)	(10,530)	8,343
Net income (loss) attributable to Granite[1]	69,098	57,122	60,485	25,346	(36,423)
As a percent of revenue	2.3%	2.3%	2.6%	1.1%	(1.6)%
Net income (loss) per share attributable to common shareholders:
Basic	$1.74	$1.44	$1.54	$0.65	$(0.94)
Diluted	$1.71	$1.42	$1.52	$0.64	$(0.94)
Weighted average shares of common stock:
Basic	39,795	39,557	39,337	39,096	38,803
Diluted	40,372	40,225	39,868	39,795	38,803
Dividends per common share	$0.52	$0.52	$0.52	$0.52	$0.52
Consolidated Balance Sheet
Total assets	$1,871,978	$1,733,453	$1,626,878	$1,600,048	$1,609,362
Cash, cash equivalents and marketable securities	366,501	317,105	358,531	358,028	346,323
Working capital	576,804	559,058	519,177	454,121	396,759
Current maturities of long-term debt	46,048	14,796	14,800	1,247	1,247
Long-term debt	178,453	229,498	244,323	275,621	276,868
Other long-term liabilities	45,446	51,430	46,613	44,495	48,580
Granite shareholders’ equity	945,108	885,988	839,237	794,385	781,940
Book value per share	23.70	22.36	21.29	20.27	20.09
Common shares outstanding	39,871	39,621	39,413	39,186	38,918
Contract backlog	$3,718,157	$3,484,405	$2,908,438	$2,718,873	$2,526,751
1 During the year ended December 31, 2017, we identified and corrected amounts related to revisions in estimates that should have been recorded during the year ended December, 31, 2016. These corrections resulted in a $4.9 million decrease to revenue and gross profit and a $1.6 million decrease in net income attributable to Granite Construction Incorporated for the year ended December 31, 2017 (see Note 2 of “Notes to the Consolidated Financial Statements”).
2 During the years ended December 31, 2017, 2016, 2015 and 2014 we recorded restructuring gains of $2.4 million, $1.9 million, $6.0 million and $1.3 million, respectively, related to our 2010 Enterprise Improvement Plan (“EIP”). In addition, during 2014, we recorded $1.3 million in gains related to nonperforming quarry sites and during 2013, we recorded net restructuring charges of $49.0 million, including amounts attributable to non-controlling interests of $3.9 million, related to our EIP and $3.1 million in other impairment charges related to nonperforming quarry sites.

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
On certain projects we have submitted and have pending unresolved contract modifications and affirmative claims (“affirmative claims”) to recover additional costs to which the Company believes it is entitled under the terms of contracts with customers, subcontractors, vendors or others. The owners or their authorized representatives and/or other third parties may be in partial or full agreement with the modifications or affirmative claims, or may have rejected or disagree entirely or partially as to such entitlement.
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
The accuracy of our revenue and profit recognition in a given period depends on the accuracy of our estimates of the cost to complete each project. Cost estimates for all of our projects use a detailed “bottom up” approach and we believe our experience allows us to create materially reliable estimates. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include:

•	the completeness and accuracy of the original bid;

•	costs associated with scope changes;

•	changes in costs of labor and/or materials;

•	extended overhead and other costs due to owner, weather and other delays;

•	subcontractor performance issues;

•	changes in productivity expectations;

•	site conditions that differ from those assumed in the original bid;

•	changes from original design on design-build projects;

•	the availability and skill level of workers in the geographic location of the project;

•	a change in the availability and proximity of equipment and materials;

•	our ability to fully and promptly recover on affirmative claims and back charges for additional contract costs; and

•	the customer’s ability to properly administer the contract.
The foregoing factors, as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit and gross profit margin from period to period. Significant changes in cost estimates, particularly in our larger, more complex projects have had, and can in future periods have, a significant effect on our profitability.

Goodwill
As of December 31, 2017 and 2016, we had five reporting units in which goodwill was recorded as follows:

•	Kenny Group Construction

•	Kenny Group Large Project Construction

•	Northwest Group Construction

•	Northwest Group Construction Materials

•	California Group Construction
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
We elected to only perform the quantitative goodwill impairment tests for the 2017 annual test. In performing the quantitative goodwill impairment tests, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using the discounted cash flows and market multiple methods. Judgments inherent in these methods include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates, and appropriate benchmark companies. The cash flows used in our 2017 discounted cash flow model were based on five-year financial forecasts, which in turn were based on the 2018-2020 operating plan developed internally by management adjusted for market participant-based assumptions. Our discount rate assumptions are based on an assessment of the equity cost of capital and appropriate capital structure for our reporting units. In assessing the reasonableness of our determined fair values of our reporting units, we evaluate the reasonableness of our results against our current market capitalization.
The estimated fair value is compared to the net book value of the reporting unit, including goodwill. If the fair value of the reporting unit exceeds its net book value, goodwill of the reporting unit is considered not impaired. If the fair value of the reporting unit is less than its net book value, goodwill is impaired and the excess of the reporting unit’s net book value over the fair value is recognized as an impairment loss.
The results of our annual goodwill impairment tests, performed in accordance with Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, indicated that the estimated fair values of our reporting units exceeded their net book values (i.e., cushion) by at least 20% for the reporting units with goodwill. Out of the five reporting units with goodwill, the Kenny Large Project Construction business is the most susceptible to fluctuations in results depending on awarded work given the large size and limited frequency of awards. While we believe the current cushion for the reporting unit is adequate to absorb these fluctuations, a material decline in job win rates could have a material impact to this reporting unit’s estimated fair value.
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
Asset Retirement Obligations
We account for the costs related to legal obligations to reclaim aggregate mining sites and other facilities by recording our estimated asset retirement obligation at fair value, capitalizing the estimated liability as part of the related asset’s carrying amount and allocating it to expense over the asset’s useful life. To determine the fair value of the obligation, we estimate the cost for a third-party to perform the legally required reclamation including a reasonable profit margin. This cost is then increased for future estimated inflation based on the estimated years to complete and discounted to fair value using present value techniques with a credit-adjusted, risk-free rate. In estimating the settlement date, we evaluate the current facts and conditions to determine the most likely settlement date.
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

Current Economic Environment and Outlook
Steady demand across end markets and geographies enabled our teams to finish the 2017 fiscal year in a very solid position. Total Company backlog finished at $3.7 billion, a year-end record. Public and private markets remain highly competitive, as economic stability and steady-to-improving demand continue to provide broad growth opportunities for our businesses. Following decades of under-investment, state, regional, and local public infrastructure investment is poised to grow. We continue to emphasize pricing discipline, balancing a bottom-line focus in 2018 with significant, long-term revenue growth opportunities for our Construction and Construction Materials segments emanating from a significant step-up in public investment this year.
State and local infrastructure funding commitments across the country have improved significantly in the past few years. More than half of U.S. states have taken action over the past five years to stabilize maintenance and to reinvest in transportation infrastructure. Recent, long-term voter- and legislature-approved measures across the Western U.S. totaling more than $200 billion, comprise and are the resources for a long-overdue, long-term infrastructure investment, one that we expect will fuel increased near-term public demand in 2018. California’s 10-year, $52.4 billion investment from Senate Bill 1 (“SB1”), The Road Repair and Accountability Act of 2017, passed in the second quarter of 2017, and spending is slated to accelerate meaningfully in 2018 and beyond. On the June 5, 2018 California ballot, voters will weigh in on Proposition 69, which amends the California Constitution to protect funds designated for transportation to only be used for that purpose. Recent polling appears to indicate broad support for this measure, which would protect the SB1 funds for their designated transportation use. Certain California groups are attempting to add a voter initiative to repeal SB1 to the November 2018 ballot; no such initiative has yet qualified. We are continuing to monitor progress on this initiative.
Congress recently passed and the President signed a two-year federal budget agreement, ending more than six years of funding by continuing resolution. This bolsters funding for the Fixing America’s Surface Transportation (“FAST”) Act, passed in December 2015, which has broadened and stabilized state and local visibility through 2020. Should the federal government approve substantive, incremental infrastructure investment in 2018, it would be an additional growth catalyst; however, it would be unlikely to create significant business impact before 2019 or 2020.
Managing risks and being compensated appropriately for the complex skills required to build tomorrow's great public infrastructure projects guides our Large Project Construction strategy. The market for these projects remains robust. As we prioritize and pursue billions of dollars worth of future North American projects, we are acutely focused on projects that provide appropriate returns relative to risks.
Results of Operations

Comparative Financial Summary
Years Ended December 31,	2017	2016	2015
(in thousands)
Total revenue	$2,989,713	$2,514,617	$2,371,029
Gross profit	314,933	301,370	299,836
Selling, general and administrative expenses	222,811	219,299	203,817
Operating income	98,715	92,354	110,308
Total other (income) expense	(5,748)	(4,008)	6,881
Amount attributable to non-controlling interests	(6,703)	(9,078)	(7,763)
Net income attributable to Granite Construction Incorporated	69,098	57,122	60,485

Revenue

Total Revenue by Segment
Years Ended December 31,	2017		2016		2015
(dollars in thousands)
Construction	$1,664,708	55.7%	$1,365,198	54.3%	$1,262,675	53.2%
Large Project Construction	1,032,229	34.5	888,193	35.3	812,720	34.3
Construction Materials	292,776	9.8	261,226	10.4	295,634	12.5
Total	$2,989,713	100.0%	$2,514,617	100.0%	$2,371,029	100.0%

Construction Revenue
Years Ended December 31,	2017		2016		2015
(dollars in thousands)
California:
Public sector	$442,374	26.5%	$370,397	27.1%	$403,904	32.0%
Private sector	181,351	10.9	191,000	14.0	127,338	10.1
Northwest:
Public sector	568,137	34.1	462,529	34.0	415,787	32.9
Private sector	107,482	6.5	93,830	6.9	109,682	8.7
Heavy Civil:
Public sector	53,346	3.2	23,829	1.7	29,505	2.3
Private sector	4,212	0.3	651	—	—	—
Kenny:
Public sector	153,511	9.2	166,454	12.2	98,526	7.8
Private sector	154,295	9.3	56,508	4.1	77,933	6.2
Total	$1,664,708	100.0%	$1,365,198	100.0%	$1,262,675	100.0%
Construction revenue in 2017 increased $299.5 million, or 21.9%, compared to 2016 primarily due to increased volumes from entering the year with greater contract backlog in the Kenny, Northwest and Heavy Civil public sectors, from an improved success rate on bidding activity on power and airport related construction in the California public sector and on power work in the Kenny private sector. The increases were partially offset by declines in the California private sector from a reduction in solar construction and the Kenny public sector from the completion of projects in 2016 and a decrease in awards in 2017.

Large Project Construction Revenue
Years Ended December 31,	2017		2016		2015
(dollars in thousands)
Heavy Civil[1]	$778,068	75.4%	$691,151	77.8%	$615,070	75.7%
Kenny:
Public sector	123,286	11.9	95,893	10.8	86,291	10.6
Private sector	43,141	4.2	24,470	2.8	42,055	5.2
California[1]	46,914	4.5	42,770	4.8	23,461	2.9
Northwest[1]	40,820	4.0	33,909	3.8	45,843	5.6
Total	$1,032,229	100.0%	$888,193	100.0%	$812,720	100.0%
1For the periods presented, this Large Project Construction revenue was earned from the public sector.
Large Project Construction revenue in 2017 increased $144.0 million, or 16.2%, compared to 2016, primarily due to progress on new and existing projects partially offset by a net negative impact from revisions in estimates (see Note 2 of “Notes to the Consolidated Financial Statements” for more information).

Construction Materials Revenue
Years Ended December 31,	2017		2016		2015
(dollars in thousands)
California	$178,048	60.8%	$148,778	57.0%	$191,605	64.8%
Northwest	114,728	39.2	112,448	43.0	104,029	35.2
Total	$292,776	100.0%	$261,226	100.0%	$295,634	100.0%
Construction Materials revenue in 2017 increased $31.6 million, or 12.1%, compared to 2016 primarily due to a net increase in sales volume from improved demand and a net increase in sales prices from an improved market.
Contract Backlog
Our contract backlog consists of the revenue we expect to record in the future on awarded contracts, including 100% of our consolidated joint venture contracts and our proportionate share of unconsolidated joint venture contracts. We generally include a project in our contract backlog at the time it is awarded and to the extent we believe funding is probable. Certain government contracts where funding is appropriated on a periodic basis are included in contract backlog at the time of the award when it is probable the contract value will be funded and executed. Certain contracts contain contract options that are exercisable at the option of our customers without requiring us to go through an additional competitive bidding process or contain task orders that are signed under master contracts under which we perform work only when the customer awards specific task orders to us. Awarded contracts that include unexercised contract options and unissued task orders are included in contract backlog to the extent options are exercised or task order issuance is probable as further described in “Contract Backlog” under “Item 1. Business.” Substantially all of the contracts in our contract backlog may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past.
The following tables illustrate our contract backlog as of the respective dates:

Total Contract Backlog by Segment
December 31,	2017		2016
(dollars in thousands)
Construction	$896,955	24.1%	$1,030,487	29.6%
Large Project Construction	2,821,202	75.9	2,453,918	70.4
Total	$3,718,157	100.0%	$3,484,405	100.0%

Construction Contract Backlog
December 31,	2017		2016
(dollars in thousands)
California:
Public sector	$259,933	28.9%	$227,379	22.1%
Private sector	109,959	12.3	73,958	7.2
Northwest:
Public sector	223,420	24.9	311,382	30.2
Private sector	38,697	4.3	27,582	2.7
Heavy Civil:
Public sector	43,016	4.8	92,214	8.9
Private sector	—	—	4,195	0.4
Kenny:
Public sector	141,469	15.8	235,298	22.8
Private sector	80,461	9.0	58,479	5.7
Total	$896,955	100.0%	$1,030,487	100.0%
Construction contract backlog of $897.0 million at December 31, 2017 was $133.5 million, or 13.0%, lower than at December 31, 2016 due to the progress and completion of existing projects in the Northwest, Heavy Civil and Kenny public sectors partially offset by improved success rate of bidding activity in the California operating group and Kenny and Northwest private sectors.

Large Project Construction Contract Backlog
December 31,	2017		2016
(dollars in thousands)
Heavy Civil[1]	$2,362,443	83.8%	$1,746,915	71.3%
California[1]	40,283	1.4	86,703	3.5
Northwest[1]	53,465	1.9	91,894	3.7
Kenny:
Public sector	307,904	10.9	428,159	17.4
Private sector	57,107	2.0	100,247	4.1
Total	$2,821,202	100.0%	$2,453,918	100.0%
1For the periods presented, all Large Project Construction contract backlog is related to contracts with public agencies.
Large Project Construction contract backlog of $2.8 billion at December 31, 2017 was $367.3 million, or 15.0%, higher than December 31, 2016 primarily due an improved success rate of bidding activity in the Heavy Civil operating group. Our share of a highway construction project in Houston, our share of a bridge replacement project in Washington D.C., a bridge replacement project in New York, a military infrastructure project in Guam and an interstate improvement project in Virginia contributed to this backlog. These increases were partially offset by progress on existing projects in all other operating groups.
Non-controlling partners’ share of Large Project Construction contract backlog as of December 31, 2017 and 2016 was $382.8 million and $141.5 million, respectively.
One Large Project Construction contract had forecasted losses with remaining revenue of $106.2 million, or 3.8%, of Large Project Construction contract backlog at December 31, 2017. At December 31, 2016, there were no loss contracts with material backlog. Provisions are recognized in the consolidated statements of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. Future revisions to these estimated losses will be recorded in the periods in which the revisions are estimated.

Gross Profit
The following table presents gross profit by business segment for the respective periods:

Years Ended December 31,	2017	2016	2015
(dollars in thousands)
Construction	$247,014	$209,215	$187,506
Percent of segment revenue	14.8%	15.3%	14.8%
Large Project Construction	29,793	64,137	79,467
Percent of segment revenue	2.9	7.2	9.8
Construction Materials	38,126	28,018	32,863
Percent of segment revenue	13.0	10.7	11.1
Total gross profit	$314,933	$301,370	$299,836
Percent of total revenue	10.5%	12.0%	12.6%
Construction gross profit in 2017 increased $37.8 million, or 18.1%, compared to 2016 primarily due to increased revenue volume. Construction gross margin as a percentage of segment revenue for 2017 decreased to 14.8% from 15.3% in 2016 primarily due to fewer positive revisions in estimates that individually had an impact of less than $1.0 million on gross profit partially offset by higher bid day margins.
Large Project Construction gross profit in 2017 decreased $34.3 million, or 53.5%, compared to 2016. Large Project Construction gross margin as a percentage of segment revenue for 2017 decreased to 2.9% from 7.2% in 2016. The decreases were primarily due to a net negative impact from revisions in estimates (see Note 2 of “Notes to the Consolidated Financial Statements”).
As of December 31, 2017, there were three projects for which additional costs were reasonably possible in excess of the probable amounts included in the cost forecast. The reasonably possible aggregate range that has the potential to adversely impact gross profit during the year ended December 31, 2018 was zero to $44.0 million.
Construction Materials gross profit in 2017 increased $10.1 million, or 36.1%, compared to 2016. Construction Materials gross margin as a percentage of segment revenue for 2017 increased to 13.0% from 10.7% in 2016. The increase was primarily due to an increase in asphalt and aggregate sales volumes as well as an increase in aggregate sales prices.

Selling, General and Administrative Expenses
The following table presents the components of selling, general and administrative expenses for the respective periods:

Years Ended December 31,	2017	2016	2015
(dollars in thousands)
Selling
Salaries and related expenses	$45,631	$46,015	$43,193
Incentive compensation	4,412	2,650	3,370
Restricted stock unit amortization	2,569	1,809	1,257
Other selling expenses	7,688	10,122	7,940
Total selling	60,300	60,596	55,760
General and administrative
Salaries and related expenses	77,571	71,032	67,939
Incentive compensation	9,402	9,345	8,653
Restricted stock unit amortization	10,996	9,670	4,611
Other general and administrative expenses	64,542	68,656	66,854
Total general and administrative	162,511	158,703	148,057
Total selling, general and administrative	$222,811	$219,299	$203,817
Percent of revenue	7.5%	8.7%	8.6%
Selling, General and Administrative Expenses
Selling, general and administrative expenses for 2017 increased $3.5 million, or 1.6%, compared to 2016. Selling, general and administrative expenses as a percentage of revenue decreased to 7.5% in 2017 from 8.7% in 2016.
Selling, general and administrative expenses include variable cash and restricted stock unit (“RSU”) performance-based incentives for select management personnel on which our compensation strategy heavily relies. The cash portion of these incentives is expensed when earned while the RSU portion is expensed as earned over the vesting period of the RSU award of generally three years; however, immediate vesting may apply to certain awards pursuant to the 2012 Equity Incentive Plan.
Selling Expenses
Selling expenses include the costs for estimating and bidding, including customer reimbursements for portions of our selling/bid submission expenses (i.e. stipends), business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses for 2017 remained relatively unchanged compared to 2016. The increase in incentive compensation, due to an increase in operating income in most operating groups, was partially offset by a decrease in other selling expenses primarily due to an increase in stipends during 2017.
General and Administrative Expenses
General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses. Total general and administrative expenses for 2017 increased $3.8 million, or 2.4%, compared to 2016, primarily due to an increase in salaries and related expenses from an increase in employee benefits and compensation. These increases were partially offset by decreases in other general and administrative expenses primarily due to a write-off of capitalized software during 2016.

Other (Income) Expense
The following table presents the components of other (income) expense for the respective periods:

Years Ended December 31,	2017	2016	2015
(in thousands)
Interest income	$(4,742)	$(3,225)	$(2,135)
Interest expense	10,800	12,366	14,257
Equity in income of affiliates	(7,107)	(7,177)	(3,210)
Other income, net	(4,699)	(5,972)	(2,031)
Total other (income) expense	$(5,748)	$(4,008)	$6,881
Interest income for 2017 increased $1.5 million when compared to 2016 primarily due to an increase in interest rates associated with our marketable securities and cash equivalents. Interest expense for 2017 decreased $1.6 million when compared to 2016 primarily due to a reduction of the principal balance of our 2019 Notes (as defined in the Senior Notes Payable section below) from a payment made in late 2016. Other income, net for 2017 decreased $1.3 million primarily due to changes in the fair market values of our Non-Qualified Deferred Compensation plan assets and a gain associated with a consolidated real estate entity during 2016.
Income Taxes
The following table presents the provision for income taxes for the respective periods:

Years Ended December 31,	2017	2016	2015
(dollars in thousands)
Provision for income taxes	$28,662	$30,162	$35,179
Effective tax rate	27.4%	31.3%	34.0%
Our 2017 tax rate decreased by 3.9% from 31.3% to 27.4% when compared to 2016 primarily due to the revaluation of our deferred tax assets and liabilities as a result of the recently enacted U.S. Tax Cuts and Jobs Act of 2017.
On December 22, 2017 the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment; therefore, we were required to revalue our deferred tax assets and liabilities at December 31, 2017 at the new rate. The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of Tax Reform. The Company has recognized a $3.7 million provisional benefit for the tax impacts of Tax Reform in its consolidated financial statements for the year ended December 31, 2017. The majority of the provisional benefit is related to the revaluation of deferred tax assets and liabilities at December 31, 2017 as a result of Tax Reform. The ultimate impact may differ from this provisional amount, possibly materially, as a result of additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of Tax Reform. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.
Amount Attributable to Non-controlling Interests
The following table presents the amount attributable to non-controlling interests in consolidated subsidiaries for the respective periods:

Years Ended December 31,	2017	2016	2015
(in thousands)
Amount attributable to non-controlling interests	$(6,703)	$(9,078)	$(7,763)
The amount attributable to non-controlling interests represents the non-controlling owners’ share of the income or loss of our consolidated construction joint ventures. The decrease for 2017 when compared to 2016 was primarily due to a decrease in the estimated recovery from back charge claims in 2016 offset by the income from consolidated construction joint ventures awarded in the third quarter of 2016.

Prior Years
Revenue: Construction revenue for the year ended December 31, 2016 increased by $102.5 million, or 8.1%, compared to the year ended December 31, 2015 primarily due to increased volumes from entering the year with greater contract backlog in the Northwest and Kenny public sectors, as well as from an improved success rate on bidding activity for solar work in the California private sector. The increases were partially offset by declines in the Northwest and Kenny private sectors as well as a decline in the California public sector from the completion of projects in 2016 coupled with lower beginning contract backlog and a decline in the volume of awarded work during 2016.
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
Contract Backlog: Construction contract backlog of $1.0 billion at December 31, 2016 was $169.8 million, or 19.7%, higher than at December 31, 2015. The increase was primarily due to an improved success rate of bidding activity in the Northwest, Heavy Civil and Kenny operating groups and in the private sector of the California operating group, partially offset by progress on existing projects in the public sector of the California operating group.
Large Project Construction contract backlog of $2.5 billion at December 31, 2016 was $406.1 million, or 19.8%, higher than at December 31, 2015 primarily due to new awards in all operating groups.
Gross Profit: Construction gross profit in 2016 increased $21.7 million, or 11.6%, compared to 2015. Construction gross margin as a percentage of segment revenue for 2016 increased to 15.3% from 14.8% in 2015. The increases were primarily due to increased revenue volume from an increase in beginning backlog and margin improvement from increased private sector projects, increased margin on contract backlog at the beginning of 2016 compared to 2015 and reduced net revisions in estimates.
Large Project Construction gross profit in 2016 decreased $15.3 million, or 19.3%, compared to 2015. Large Project Construction gross margin as a percentage of segment revenue for 2016 decreased to 7.2% from 9.8% in 2015. The decreases were primarily due to net changes from revisions in estimates, including an increase to estimated costs to complete from outstanding affirmative claims, change orders and back charges.
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
Selling, General and Administrative Expenses: Selling, general and administrative expenses for 2016 increased $15.5 million, or 7.6%, compared to 2015. Selling expenses for 2016 increased $4.8 million, or 8.7%, compared to 2015.The increases were primarily due to increases in salaries and related expenses and pre-bid costs, both from increased bidding activity. Total general and administrative expenses for 2016 increased $10.6 million, or 7.2%, compared to 2015, primarily due to an increase in restricted stock unit amortization from awards issued in the first quarter of 2016, a portion of which immediately vested. In addition, the increase in other general and administrative expense was due to a change in the fair market value of our Non-Qualified Deferred Compensation plan liability, which is offset in other (income) expense.
Other Expense (Income): Interest expense for 2016 decreased $1.9 million when compared to 2015 primarily due to a reduction of the principal balance of our 2019 Notes (as defined in Liquidity and Capital Resources section below) from payments made in late 2015, partially offset by an increase in the effective interest rate. Equity in income of affiliates for 2016 increased $4.0 million when compared to 2015 primarily due to income in the normal course of business associated with an unconsolidated real estate affiliate and with our asphalt terminal business in Nevada. Other income, net for 2016 increased $3.9 million primarily due to a gain associated with a consolidated real estate entity as well as from changes in the fair market values of our Non-Qualified Deferred Compensation plan assets and our interest rate swap during 2016.
Provision for Income Taxes: Our 2016 tax rate decreased by 2.7% from 34.0% to 31.3% when compared to 2015 primarily due to an increase in non-controlling interests and an increase in the domestic production activities deduction.
Amount Attributable to Non-controlling Interests: The increase for 2016 when compared to 2015 was primarily due to a change in the estimated recovery from back charge claims in 2016 and income from consolidated construction joint ventures awarded in the third quarter of 2015.

Liquidity and Capital Resources
The timing differences between our cash inflows and outflows require us to maintain adequate levels of working capital. We believe our cash and cash equivalents, short-term investments, available borrowing capacity and cash expected to be generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations for the next twelve months. We maintain a collateralized credit facility of $290.0 million, of which $136.7 million was available at December 31, 2017 (see Credit Agreement discussion below), to provide capital needs to fund growth opportunities, either internal or generated through acquisitions or to pay installments on our 2019 Notes (see Senior Notes Payable discussion below). If we experience a prolonged change in our business operating results or make a significant acquisition, we may need additional sources of financing, which, if available, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available on terms acceptable to us.
Our revenue, gross profit and the resulting cash flows can differ significantly from period to period due to a variety of factors, including our projects’ progressions toward completion, outstanding contract change orders and affirmative claims and the payment terms of our contracts. While we typically invoice our customers on a monthly basis, our contracts frequently call for retention that is a specified percentage withheld from each payment until the contract is completed and the work accepted by the customer.
The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated construction joint ventures (“CCJVs”), as of the respective dates:

December 31,	2017	2016
(in thousands)
Cash and cash equivalents excluding CCJVs	$139,352	$116,211
CCJV cash and cash equivalents[1]	94,359	73,115
Total consolidated cash and cash equivalents	233,711	189,326
Short-term and long-term marketable securities[2]	132,790	127,779
Total cash, cash equivalents and marketable securities	$366,501	$317,105
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
Our cash and cash equivalents consisted of deposits, money market funds and commercial paper held with established national financial institutions. Marketable securities consist of U.S. Government and agency obligations, commercial paper and corporate bonds.
Total consolidated cash and cash equivalents increased $44.4 million during 2017 due to a $23.1 million increase in cash and cash equivalents excluding CCJVs and a $21.2 million increase in CCJV cash and cash equivalents - see Cash Flows discussion below. Granite’s portion of CCJV cash and cash equivalents was $56.5 million and $44.7 million as of December 31, 2017 and 2016, respectively. Excluded from the table above is Granite’s portion of unconsolidated construction joint venture cash and cash equivalents of $91.0 million and $151.3 million as of December 31, 2017 and 2016, respectively. The assets of each consolidated and unconsolidated construction joint venture relate solely to that joint venture. The decision to distribute joint venture assets must generally be made jointly by a majority of the members and, accordingly, these assets, including those associated with estimated cost recovery of customer affirmative claims and back charge claims, are generally not available for the working capital needs of Granite until distributed.
Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends on our capital stock. We may also from time to time prepay or repurchase outstanding indebtedness and acquire assets or businesses that are complementary to our operations.

Cash Flows

Years Ended December 31,	2017	2016	2015
(in thousands)
Net cash provided by (used in):
Operating activities	$146,195	$73,146	$66,978
Investing activities	(59,186)	(96,390)	(30,707)
Financing activities	(42,624)	(40,266)	(39,396)
As a large construction and heavy civil contractor and construction materials producer, our operating cash flows are subject to seasonal cycles, as well as the cycles associated with winning, performing and completing projects. Additionally, operating cash flows are impacted by the timing related to funding construction joint ventures and the resolution of uncertainties inherent in the complex nature of the work that we perform, including affirmative claims settlements. Our working capital assets result from both public and private sector projects. Customers in the private sector can be slower paying than those in the public sector; however, private sector projects generally have higher gross profit as a percentage of revenue.
We manage our combined accounts receivable, net, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings balances, our primary working capital assets, using day’s sales outstanding (“DSO”). We calculate DSO by dividing Net DSO Receivables by Net DSO Revenue for the current quarter multiplied by 90 days, as presented below:

December 31,	2017	2016	2015
(in thousands)
Accounts receivable, net	$479,791	$419,345	$340,822
Less: retentions	91,135	84,878	91,670
Less: other receivables	17,014	17,523	14,033
Plus: Costs and estimated earnings in excess of billings	103,965	73,102	59,070
Less: Billings in excess of costs and estimated earnings	135,146	97,522	92,515
Net DSO Receivables	340,461	292,524	201,674

Current quarter total revenue	$801,274	$666,681	$630,162
Less: Granite’s interest in unconsolidated construction joint venture revenue	167,201	135,830	162,009
Net DSO Revenue	634,073	530,851	468,153

DSO	48	50	39
DSO decreased 2 days to 48 days as of December 31, 2017 when compared to 50 days at December 31, 2016.
We manage our accounts payable and accrued expenses and other current liabilities balances, our primary working capital liabilities, using day’s payables outstanding (“DPO”). We calculate DPO by dividing Net DPO Payables by Net DPO Expenses for the current quarter multiplied by 90 days, as presented below:

December 31,	2017	2016	2015
(in thousands)
Accounts payable	$237,673	$199,029	$157,571
Plus: accrued expenses and other current liabilities	236,407	218,587	200,935
Less: performance guarantees	88,606	83,110	65,514
Less: deficit in unconsolidated construction joint ventures	15,939	16,648	8,626
Net DPO Payables	369,535	317,858	284,366

Current quarter total cost of revenue	$700,567	$585,431	$529,538
Less: Granite’s interest in unconsolidated construction joint venture cost of revenue	165,817	136,396	148,163
Plus: current quarter selling, general and administrative expenses	59,068	59,342	60,010
Net DPO Expenses	593,818	508,377	441,385

DPO	56	56	58

Accrued expenses and other current liabilities typically include items such as accruals for salaries and related benefits, insurance and sales, use and property tax, some of which are not scalable to our cost volume. DPO remained flat at 56 days as of December 31, 2017 when compared to December 31, 2016.
Cash provided by operating activities of $146.2 million during 2017 increased $73.0 million when compared to 2016. The increase was primarily due to a $33.8 million increase in net income after adjusting for non-cash items, a $15.5 million increase in net distributions from unconsolidated joint ventures and a $23.7 million increase in cash from working capital. The increase in cash from working capital was due to a $16.9 million increase in cash provided by working capital liabilities and a $6.8 million decrease in cash used in working capital assets. The increase in cash provided by working capital liabilities was primarily due to an increase in cost volume and the decrease in cash used in working capital assets was primarily due to a one day improvement in DSO partially offset by an increase in revenue volume.
Cash used in investing activities of $59.2 million during 2017 represents a $37.2 million decrease from the amount of cash used by investing activities in 2016. The change was primarily due to a decrease in purchases, net of sales proceeds, of property and equipment (see Capital Expenditures discussion below) and an increase in maturities, net of purchases and proceeds, of marketable securities.
Cash used in financing activities of $42.6 million during 2017 represents a $2.4 million increase in cash used when compared to 2016. The change was primarily due to a $5.0 million decrease in proceeds from long term debt and a $1.8 million increase in repurchases of common stock related to shares surrendered to pay taxes for vested restricted stock units partially offset by a $4.4 million increase in net contributions from non-controlling partners related to consolidated joint ventures.
Prior Year
DSO increased 11 days to 50 days at December 31, 2016 when compared to 39 days at December 31, 2015. DPO decreased to 56 days at December 31, 2016 compared to 58 at December 31, 2015.
Cash provided by operating activities of $73.1 million during 2016 increased $6.2 million when compared to 2015. The increase was primarily due to a $5.5 million increase in net income after adjusting for non-cash items and a $23.5 million increase in net distributions from unconsolidated joint ventures partially offset by a $22.8 million decrease in cash from working capital. The decrease in cash from working capital was due to a $41.8 million increase in cash used by working capital assets partially offset by an $18.9 million increase in cash provided by working capital liabilities. The increase in cash used by working capital assets was primarily due to a decrease in cash from accounts receivable from an increase in revenue volume, an increase in DSO due to an increase in contracts with customers in the private sector, which are typically slower paying than customers in the public sector and the timing of new consolidated projects in our Large Project Construction segment. The increase in cash provided by working capital liabilities was primarily due to an increase in cost of revenue volume from new consolidated construction joint ventures year over year.
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
Capital Expenditures
During the year ended December 31, 2017, we had capital expenditures of $67.7 million compared to $91.0 million during 2016. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. The decrease in capital expenditures during 2017 when compared to 2016 was primarily due to an increase in leasing equipment during 2017 and a decrease in job specific equipment purchases for our Large Project Construction segment. We currently anticipate 2018 capital expenditures to be between $100.0 million and $105.0 million.

Derivatives
We recognize derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value using Level 2 inputs.
In January 2016, we entered into an interest rate swap designed to convert the interest rate on our term loan from a variable to fixed interest rate (see Credit Agreement section below).
In December 2016, we terminated the interest rate swap we entered in March 2014 due to the possibility of increasing interest rates (see Senior Notes Payable section below).
Debt and Contractual Obligations
The following table summarizes our significant obligations outstanding as of December 31, 2017:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt – principal[1]	$225,056	$46,277	$178,779	$—	$—
Long-term debt – interest[2]	20,872	9,651	11,221	—	—
Operating leases[3]	47,951	12,169	16,943	11,668	7,171
Other purchase obligations[4]	13,696	13,484	212	—	—
Deferred compensation obligations[5]	24,696	4,298	3,580	1,881	14,937
Asset retirement obligations[6]	22,527	4,701	5,002	2,752	10,072
Total	$354,798	$90,580	$215,737	$16,301	$32,180
1Debt issuance costs are excluded from the table.
2Included in the total is $7.9 million in interest related to borrowings under our Credit Agreement, calculated using the fixed rate associated with the cash flow hedge of 1.47% plus the applicable margin in effect as of December 31, 2017. The future payments were calculated using the applicable margin in effect as of December 31, 2017 and may differ from actual results. In addition, included in the total is $7.3 million in interest related to borrowings under the 2019 Notes, the terms of which include a 6.11% per annum interest rate. See Note 11 of “Notes to the Consolidated Financial Statements.”
3These obligations represent the minimum rental commitments and minimum royalty requirements under all noncancellable operating leases. See Note 16 of “Notes to the Consolidated Financial Statements.”
4These obligations represent firm purchase commitments for equipment and other goods and services not directly connected with our construction contract backlog which are individually greater than $10,000 and have an expected fulfillment date after December 31, 2017.
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
In addition to the significant obligations described above, as of December 31, 2017, we had approximately $3.6 million associated with uncertain tax positions filed on our tax returns which were excluded because we cannot make a reasonably reliable estimate of the timing of potential payments relative to such reserves.
Credit Agreement
As of December 31, 2017, we had a $290.0 million credit facility (the “Credit Agreement”), of which $200.0 million was a revolving credit facility and $90.0 million was a term loan that matures on October 28, 2020 (the “Maturity Date”). The Credit Agreement has a sublimit for letters of credit of $100.0 million. As of December 31, 2017 and 2016, $6.2 million and $5.0 million of the term loan balance was included in current maturities of long-term debt, respectively, and the remaining $83.8 million and $90.0 million, respectively, was included in long-term debt in the consolidated balance sheets.
Of the $95.0 million term loan outstanding as of December 31, 2016, we paid $5.0 million of the principal balance during 2017. Of the remaining $90.0 million outstanding as of December 31, 2017, 1.25% of the original principal balance is due in three quarterly installments beginning in March 2018, 2.50% of the original principal balance is due in eight quarterly installments beginning in December 2018 and the remaining balance is due on the Maturity Date.
As of December 31, 2017, the total stated amount of all issued and outstanding letters of credit under the Credit Agreement was $8.3 million. As of December 31, 2017 and 2016, $25.0 million and $30.0 million had been drawn for the 2017 and 2016 installments of the 2019 Notes (defined below), respectively. As of December 31, 2017, the total unused availability under the Credit Agreement was $136.7 million. The letters of credit will expire between July 2018 and October 2018.

Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on certain financial ratios calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin was 1.75% for loans bearing interest based on LIBOR and 0.75% for loans bearing interest at the base rate at December 31, 2017. Accordingly, the effective interest rate using three-month LIBOR and base rate was 3.44% and 5.25%, respectively, at December 31, 2017 and we elected to use LIBOR. Borrowings at the base rate have no designated term and could be repaid without penalty any time prior to the Maturity Date. Borrowings bearing interest at a LIBOR rate have a term no less than one month and no greater than six months (or such longer period not to exceed 12 months if approved by all lenders). At the end of each term, such borrowings can be paid or continued at our discretion as either a borrowing at the base rate or a borrowing at a LIBOR rate with similar terms. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are collateralized on an equivalent basis with the obligations under the 2019 Notes (defined below) by first priority liens (subject only to other permitted liens) on substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement.
In January 2016, we entered into an interest rate swap designated as a cash flow hedge with an effective date of April 2016 and an initial notional amount of $98.8 million which matures in October 2020. The interest rate swap is designed to convert the interest rate on the term loan from a variable rate of interest of LIBOR plus an applicable margin to a fixed rate of 1.47% plus the same applicable margin. The interest rate swap is reported at fair value using Level 2 inputs in the consolidated balance sheets. Gains or losses on the effective portion are initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified to interest expense in the consolidated statements of operations when the quarterly hedged interest payment is settled. As of December 31, 2017, and 2016, the fair value of the cash flow hedge was $1.4 million and $0.8 million, respectively, and was included in other current assets in the consolidated balance sheets. The unrealized gains and losses, net of taxes, on the effective portion reported as a component of accumulated other comprehensive income (loss) and the interest expense reclassified from accumulated other comprehensive income (loss) were both immaterial during the years ended December 31, 2017 and 2016.
The Credit Agreement provides for the release of the liens securing the obligations, at our option and expense, so long as certain conditions as defined by the terms in the Credit Agreement are satisfied (“Collateral Release Period”). However, if subsequent to exercising the option, our Consolidated Fixed Charge Coverage Ratio is less than 1.25 or our Consolidated Leverage Ratio is greater than 2.50, then we would be required to promptly re-pledge substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement. As of December 31, 2017, the conditions for the exercise of our right under the Credit Agreement to have liens released were not satisfied.
Senior Notes Payable
As of December 31, 2017 and 2016, senior notes payable in the amount of $80.0 million and $120.0 million, respectively, were due to a group of institutional holders and had an interest rate of 6.11% per annum (“2019 Notes”). As of December 31, 2017, two equal annual installments for 2018 and 2019 were remaining. As of December 31, 2017, $40.0 million of the outstanding balance was included in long-term debt in the consolidated balance sheets and the remaining $40.0 million was included in current maturities of long-term debt in the consolidated balance sheets. As of December 31, 2016, $110.0 million of the outstanding balance was included in long-term debt in the consolidated balance sheets, including $30.0 million due for the 2017 installment as we had the ability and intent to pay the 2017 installment using borrowings under the Credit Agreement (defined above) or by obtaining other sources of financing. The remaining $10.0 million was included in current maturities of long-term debt in the consolidated balance sheets.
In December 2016, we terminated the interest rate swap we entered in March 2014 due to the possibility of increasing interest rates. The interest rate swap is reported at fair value using Level 2 inputs in the consolidated balance sheets. Gains or losses, including net periodic settlement amounts, are recorded in other income, net, in our consolidated statements of operations. During the years ended December 31, 2016 and 2015, we recorded net gains of $0.3 million and $1.5 million, respectively.
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

Surety Bonds and Real Estate Mortgages
We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At December 31, 2017, approximately $3.5 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.
Our investments in real estate affiliates are subject to mortgage indebtedness. This indebtedness is non-recourse to Granite but is recourse to the real estate entities. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entity to repay portions of the debt. The debt associated with our unconsolidated real estate ventures is disclosed in Note 7 of “Notes to the Consolidated Financial Statements.”
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
The most significant financial covenants under the terms of our Credit Agreement and 2019 Notes require the maintenance of a minimum Consolidated Tangible Net Worth, a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio.
As of December 31, 2017 and pursuant to the definitions in the agreements, our Consolidated Tangible Net Worth was $953.6 million, which exceeded the minimum of $752.0 million, our Consolidated Leverage Ratio was 1.25 which did not exceed the maximum of 3.00 and our Consolidated Interest Coverage Ratio was 15.59 which exceeded the minimum of 4.00.
As of December 31, 2017, we were in compliance with all covenants contained in the Credit Agreement and related to the 2019 Notes. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.
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
Recently Issued and Adopted Accounting Pronouncements
See “Note 1 - Summary of Significant Accounting Policies” of “Notes to the Consolidated Financial Statements” under the captions Recently Issued Accounting Pronouncements and Recently Adopted Accounting Pronouncements.

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
Marketable securities, consisting of U.S. government and agency obligations, commercial paper and corporate bonds, are classified as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity.
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
The fair value of our short-term held-to-maturity investment portfolio and related income would not be significantly affected by changes in interest rates since the investment maturities are short. The fair value of our long-term held-to-maturity investment portfolio may be affected by changes in interest rates.
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
As of December 31, 2017, $80.0 million of senior notes payable were due to a group of institutional holders in two remaining equal installments in 2018 and 2019 and bear interest at 6.11% per annum.
As of December 31, 2017, a $90.0 million term loan was outstanding under the Credit Agreement that had an effective interest rate of 3.44% using three-month LIBOR and the applicable margin, that we converted under a swap arrangement to a fixed rate of 1.47% plus the same applicable margin. The applicable margin is based on certain financial ratios calculated quarterly and can vary in future periods. Each 25 basis point increase in the applicable margin would result in $0.2 million annually in additional interest expense.
As of December 31, 2017, $55.0 million had been drawn and was outstanding under the revolving portion of the Credit Agreement that had an effective interest rate of 3.44% using three-month LIBOR and the applicable margin. We had the option of electing LIBOR or the base rate and we elected to use LIBOR. LIBOR is a variable rate subject to market changes over the life of the loan with no guarantees to fix as forecasted. Each 25 basis point increase in one-month LIBOR or in the applicable margin of the loan would result in an additional $0.1 million of annual interest expense.
See “Liquidity and Capital Resources” section above for further discussion on the senior notes payable and Credit Agreement.

The table below presents principal amounts due by year and related weighted average interest rates for our cash and cash equivalents, held-to-maturity investments and significant debt obligations as of December 31, 2017 (dollars in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Assets
Cash, cash equivalents, held-to-maturity investments	$301,486	$30,015	$25,000	$10,000	$—	$—	$366,501
Weighted average interest rate	1.33%	1.40%	1.50%	1.94%	—%	—%	1.37%
Liabilities
Fixed rate debt
Senior notes payable	$40,000	$40,000	$—	$—	$—	$—	$80,000
Interest rate	6.11%	6.11%	—%	—%	—%	—%	6.11%
Variable rate debt
Credit Agreement - term loan	$6,250	$10,000	$73,750	$—	$—	$—	$90,000
Effective interest rate[1]	3.22%	3.22%	3.22%	—%	—%	—%	3.22%
Credit Agreement - revolving credit facility[2]	$—	$—	$55,000	$—	$—	$—	$55,000
Effective interest rate[3]	—%	—%	3.44%	—%	—%	—%	3.44%
1 The weighted average interest rate was calculated using the fixed rate associated with the cash flow hedge of 1.47% plus the applicable margin in effect as of December 31, 2017 and may differ from actual results.
2Credit Agreement - revolving credit facility consists of $25.0 million and $30.0 million that had been drawn for the 2017 and 2016 installments of the 2019 Notes, respectively.
3The weighted average interest rate was calculated using three-month LIBOR rates and the applicable margin in effect as of December 31, 2017 and may differ from actual results.
The estimated fair value of our cash, cash equivalents and short-term held-to-maturity investments approximates the principal amounts reflected above based on the generally short maturities of these financial instruments. Based on the fixed borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of the senior notes payable was approximately $82.2 million and $124.7 million as of as of December 31, 2017 and 2016, respectively. The fair value of the term loan under the Credit Agreement was approximately $89.9 million and $94.0 million as of December 31, 2017 and 2016, respectively. The fair value of the revolving credit facility under the Credit Agreement was approximately $55.1 million and $29.5 million as of December 31, 2017 and 2016, respectively.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements of Granite, the supplementary data and the independent registered public accounting firm’s report are incorporated by reference from Part IV, Item 15(1) and (2):
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - At December 31, 2017 and 2016
Consolidated Statements of Operations - Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Shareholders’ Equity - Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows - Years Ended December 31, 2017, 2016 and 2015
Notes to the Consolidated Financial Statements
Quarterly Financial Data (unaudited)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures: Our management carried out, as of December 31, 2017, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2017, we implemented new transition and adoption controls as part of our efforts to adopt Accounting Standards Codification Topic 606, Revenue from Contracts with Customers and the related Accounting Standards Updates (“Topic 606”). These controls will be effective until the adoption of Topic 606 is complete and relate to evaluation of our contracts with customers and the resulting impact, if any, to our balance sheet and prospective revenue, upon the adoption of Topic 606, the monitoring of the adoption process and evaluation of the amounts used in the disclosures in Note 1 of “Notes to the Consolidated Financial Statements” within Item 15 of this Annual Report on Form 10-K. As the transition and adoption process continues, there may be additional changes in internal controls over financial reporting. However, there were no other changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Independent Registered Public Accounting Firm Report: PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the Company’s internal control over financial reporting as of December 31, 2017. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, is included in “Item 15. Exhibits and Financial Statement Schedules” under the heading “Report of Independent Registered Public Accounting Firm.”
Item 9B. OTHER INFORMATION
Not Applicable.

PART III
Certain information required by Part III is omitted from this report. We will file our definitive proxy statement for our Annual Meeting of Shareholders to be held on June 7, 2018 (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference.
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

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
1. Financial Statements. The following consolidated financial statements and related documents are filed as part of this report:

Financial Statements	Page
Report of Independent Registered Public Accounting Firm	F-1 to F-2
Consolidated Balance Sheets at December 31, 2017 and 2016	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015	F-4
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015	F-5
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015	F-7 to F-8
Notes to the Consolidated Financial Statements	F-9 to F-37
Quarterly Financial Data (unaudited)	F-38
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Granite Construction Incorporated:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Granite Construction Incorporated and its subsidiaries as of December 31, 2017 and 2016 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 16, 2018
We have served as the Company’s auditor since 1982.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

December 31,	2017	2016
ASSETS
Current assets
Cash and cash equivalents ($94,359 and $73,115 related to consolidated construction joint ventures (“CCJVs”))	$233,711	$189,326
Short-term marketable securities	67,775	64,884
Receivables, net ($52,031 and $52,613 related to CCJVs)	479,791	419,345
Costs and estimated earnings in excess of billings ($1,437 and $5,046 related to CCJVs)	103,965	73,102
Inventories	62,497	55,245
Equity in construction joint ventures	247,826	247,182
Other current assets ($10,384 and $7,500 related to CCJVs)	36,513	39,908
Total current assets	1,232,078	1,088,992
Property and equipment, net ($38,361 and $20,500 related to CCJVs)	407,418	406,650
Long-term marketable securities	65,015	62,895
Investments in affiliates	38,469	35,668
Goodwill	53,799	53,799
Other noncurrent assets	75,199	85,449
Total assets	$1,871,978	$1,733,453

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$46,048	$14,796
Accounts payable ($34,795 and $26,419 related to CCJVs)	237,673	199,029
Billings in excess of costs and estimated earnings ($37,701 and $33,704 related to CCJVs)	135,146	97,522
Accrued expenses and other current liabilities ($2,126 and $1,544 related to CCJVs)	236,407	218,587
Total current liabilities	655,274	529,934
Long-term debt	178,453	229,498
Deferred income taxes, net	1,361	5,441
Other long-term liabilities	44,085	45,989
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding 39,871,314 shares as of December 31, 2017 and 39,621,140 shares as of December 31, 2016	399	396
Additional paid-in capital	160,376	150,337
Accumulated other comprehensive income (loss)	634	(371)
Retained earnings	783,699	735,626
Total Granite Construction Incorporated shareholders’ equity	945,108	885,988
Non-controlling interests	47,697	36,603
Total equity	992,805	922,591
Total liabilities and equity	$1,871,978	$1,733,453
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

Years Ended December 31,	2017	2016	2015
Revenue
Construction	$1,664,708	$1,365,198	$1,262,675
Large Project Construction	1,032,229	888,193	812,720
Construction Materials	292,776	261,226	295,634
Total revenue	2,989,713	2,514,617	2,371,029
Cost of revenue
Construction	1,417,694	1,155,983	1,075,169
Large Project Construction	1,002,436	824,056	733,253
Construction Materials	254,650	233,208	262,771
Total cost of revenue	2,674,780	2,213,247	2,071,193
Gross profit	314,933	301,370	299,836
Selling, general and administrative expenses	222,811	219,299	203,817
Restructuring gains	(2,411)	(1,925)	(6,003)
Gain on sales of property and equipment	(4,182)	(8,358)	(8,286)
Operating income	98,715	92,354	110,308
Other (income) expense
Interest income	(4,742)	(3,225)	(2,135)
Interest expense	10,800	12,366	14,257
Equity in income of affiliates	(7,107)	(7,177)	(3,210)
Other income, net	(4,699)	(5,972)	(2,031)
Total other (income) expense	(5,748)	(4,008)	6,881
Income before provision for income taxes	104,463	96,362	103,427
Provision for income taxes	28,662	30,162	35,179
Net income	75,801	66,200	68,248
Amount attributable to non-controlling interests	(6,703)	(9,078)	(7,763)
Net income attributable to Granite Construction Incorporated	$69,098	$57,122	$60,485

Net income per share attributable to common shareholders (see Note 14)
Basic	$1.74	$1.44	$1.54
Diluted	$1.71	$1.42	$1.52
Weighted average shares of common stock
Basic	39,795	39,557	39,337
Diluted	40,372	40,225	39,868
Dividends per common share	$0.52	$0.52	$0.52
 The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

Years Ended December 31,	2017	2016	2015
Net income	$75,801	$66,200	$68,248
Other comprehensive income (loss), net of tax:
Net unrealized gain on derivatives	$191	$184	$—
Less: reclassification for net losses included in interest expense	159	319	—
Net change	$350	$503	$—
Foreign currency translation adjustments, net	655	626	(1,072)
Other comprehensive income (loss)	$1,005	$1,129	$(1,072)
Comprehensive income	$76,806	$67,329	$67,176
Non-controlling interests in comprehensive income	(6,703)	(9,078)	(7,763)
Comprehensive income attributable to Granite	$70,103	$58,251	$59,413
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at December 31, 2014	39,186,386	$392	$134,605	$(428)	$659,816	$794,385	$22,721	$817,106
Net income	—	—	—	—	60,485	60,485	7,763	68,248
Other comprehensive loss	—	—	—	(1,072)	—	(1,072)	—	(1,072)
Restricted stock units vested	317,524	3	—	—	—	3	—	3
Amortized restricted stock units	—	—	8,763	—	—	8,763	—	8,763
Purchase of common stock	(114,969)	(1)	(3,855)	—	—	(3,856)	—	(3,856)
Cash dividends on common stock	—	—	—	—	(20,476)	(20,476)	—	(20,476)
Transactions with non-controlling interests, net	—	—	—	—	—	—	400	400
Employee Stock Purchase Plan (“ESPP”) and other	23,936	—	1,399	—	(394)	1,005	—	1,005
Balances at December 31, 2015	39,412,877	394	140,912	(1,500)	699,431	839,237	30,884	870,121
Net income	—	—	—	—	57,122	57,122	9,078	66,200
Other comprehensive income	—	—	—	1,129	—	1,129	—	1,129
Restricted stock units vested	308,619	3	—	—	—	3	—	3
Amortized restricted stock units	—	—	13,383	—	—	13,383	—	13,383
Purchase of common stock	(116,355)	(1)	(5,226)	—	—	(5,227)	—	(5,227)
Cash dividends on common stock	—	—	—	—	(20,590)	(20,590)	—	(20,590)
Transactions with non-controlling interests, net	—	—	—	—	—	—	(3,359)	(3,359)
ESPP and other	15,999	—	1,268	—	(337)	931	—	931
Balances at December 31, 2016	39,621,140	396	150,337	(371)	735,626	885,988	36,603	922,591
Net income	—	—	—	—	69,098	69,098	6,703	75,801
Other comprehensive income	—	—	—	1,005	—	1,005	—	1,005
Restricted stock units vested	375,100	4	—	—	—	4	—	4
Amortized restricted stock units	—	—	15,764	—	—	15,764	—	15,764
Purchase of common stock	(140,070)	(1)	(6,976)	—	—	(6,977)	—	(6,977)
Cash dividends on common stock	—	—	—	—	(20,720)	(20,720)	—	(20,720)
Transactions with non-controlling interests, net	—	—	—	—	—	—	4,391	4,391
ESPP and other	15,144	—	1,251	—	(305)	946	—	946
Balances at December 31, 2017	39,871,314	$399	$160,376	$634	$783,699	$945,108	$47,697	$992,805
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Years Ended December 31,	2017	2016	2015
Operating activities
Net income	$75,801	$66,200	$68,248
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash restructuring gains	(939)	(1,000)	(1,044)
Depreciation, depletion and amortization	66,345	64,375	64,309
Gain on sales of property and equipment	(4,182)	(8,358)	(8,286)
Change in deferred income taxes	(4,824)	9,842	28,258
Stock-based compensation	15,764	13,383	8,763
Equity in net loss (income) from unconsolidated construction joint ventures	14,634	(15,614)	(43,374)
Net income from affiliates	(7,107)	(7,177)	(3,210)
Changes in assets and liabilities:
Receivables	(60,272)	(75,756)	(32,877)
Costs and estimated earnings in excess of billings, net	(26,066)	2,100	(22,374)
Inventories	(7,252)	308	13,367
Contributions to unconsolidated construction joint ventures	(16,937)	(11,795)	(69,313)
Distributions from unconsolidated construction joint ventures	39,955	19,344	53,367
Prepaid and other assets, net	13,211	(13,873)	(1,078)
Accounts payable	36,716	37,731	8,363
Accrued expenses and other current liabilities	11,348	(6,564)	3,859
Net cash provided by operating activities	146,195	73,146	66,978
Investing activities
Purchases of marketable securities	(124,543)	(129,685)	(104,971)
Maturities of marketable securities	120,000	50,000	29,260
Proceeds from called marketable securities	—	55,000	75,000
Purchases of property and equipment ($18,309 million, $17,810 million and $0 related to CCJVs)	(67,695)	(90,970)	(44,179)
Proceeds from sales of property and equipment	10,202	12,946	13,148
Collection of notes receivable	1,052	4,331	943
Other investing activities, net	1,798	1,988	92
Net cash used in investing activities	(59,186)	(96,390)	(30,707)
Financing activities
Proceeds from long-term debt	25,000	30,000	30,000
Debt principal payments	(45,000)	(45,025)	(46,763)
Cash dividends paid	(20,687)	(20,563)	(20,445)
Purchases of common stock	(6,977)	(5,227)	(3,777)
Contributions from non-controlling partners	11,500	5,250	7,462
Distributions to non-controlling partners	(7,109)	(5,258)	(6,992)
Other financing activities	649	557	1,119
Net cash used in financing activities	(42,624)	(40,266)	(39,396)
Increase (decrease) in cash and cash equivalents	44,385	(63,510)	(3,125)
Cash and cash equivalents at beginning of year	189,326	252,836	255,961
Cash and cash equivalents at end of year	$233,711	$189,326	$252,836
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(in thousands)

Years Ended December 31,	2017	2016	2015
Supplementary Information
Cash paid during the period for:
Interest	$11,446	$13,392	$14,601
Income taxes	33,948	29,872	4,298
Other non-cash activities:
Performance guarantees	5,497	17,596	(10,306)
Non-cash investing and financing activities:
Restricted stock units issued, net of forfeitures (See Note 13)	$11,505	$21,101	$6,220
Accrued cash dividends	5,183	5,151	5,124
Accrued equipment purchases	(1,945)	(3,865)	2,891
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Description of Business: Granite Construction Incorporated is one of the largest diversified heavy civil contractors and construction materials producers in the United States, engaged in the construction and improvement of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, trenchless and underground utilities, power-related facilities, water-related facilities, utilities, tunnels, dams and other infrastructure-related projects. We have permanent offices located in Alaska, Arizona, California, Florida, Illinois, Nevada, New York, Texas, Utah and Washington. Unless otherwise indicated, the terms “we,” “us,” “our,” “Company” and “Granite” refer to Granite Construction Incorporated and its wholly owned and consolidated subsidiaries.
Principles of Consolidation: The consolidated financial statements include the accounts of Granite Construction Incorporated and its wholly owned and consolidated subsidiaries. All material inter-company transactions and accounts have been eliminated. Additionally, we participate in various joint ventures (“joint ventures”). We consolidate these joint ventures where we have determined that through our participation we have a variable interest and are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, and related standards. The factors we use to determine the primary beneficiary of a variable interest entity (“VIE”) may include the decision authority of each partner, which partner manages the day-to-day operations of the project and the amount of our equity investment in relation to that of our partners. If we determine that the power to direct the significant activities is shared equally by two or more joint venture parties, then there is no primary beneficiary and no party consolidates the VIE.
Where we have determined we are not the primary beneficiary of a joint venture but do exercise significant influence, we account for our share of the operations of unconsolidated construction joint ventures on a pro rata basis in revenue and cost of revenue in the consolidated statements of operations and in equity in construction joint ventures in the consolidated balance sheets. We account for non-construction unconsolidated joint ventures under the equity method of accounting and include our share of the operations in equity in income from affiliates in the consolidated statements of operations and in investment in affiliates in the consolidated balance sheets. We have been divesting equity method investments in real estate affiliates as part of our 2010 Enterprise Improvement Plan (“EIP”).
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
On certain projects we have submitted and have pending unresolved contract modifications and affirmative claims (“affirmative claims”) to recover additional costs to which the Company believes it is entitled under the terms of contracts with customers, subcontractors, vendors or others. The owners or their authorized representatives and/or other third parties may be in partial or full agreement with the modifications or affirmative claims, or may have rejected or disagree entirely or partially as to such entitlement.
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
The accuracy of our revenue and profit recognition in a given period depends on the accuracy of our estimates of the cost to complete each project. Cost estimates for all of our projects use a detailed “bottom up” approach and we believe our experience allows us to create materially reliable estimates. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include:

•	the completeness and accuracy of the original bid;

•	costs associated with scope changes;

•	changes in costs of labor and/or materials;

•	extended overhead and other costs due to owner, weather and other delays;

•	subcontractor performance issues;

•	changes in productivity expectations;

•	site conditions that differ from those assumed in the original bid;

•	changes from original design on design-build projects;

•	the availability and skill level of workers in the geographic location of the project;

•	a change in the availability and proximity of equipment and materials;

•	our ability to fully and promptly recover on affirmative claims and back charges for additional contract costs; and

•	the customer’s ability to properly administer the contract.
The foregoing factors, as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit and gross profit margin from period to period. Significant changes in cost estimates, particularly in our larger, more complex projects have had, and can in future periods have, a significant effect on our profitability.
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
Cash and Cash Equivalents: Cash equivalents are securities having maturities of three months or less from the date of purchase. Included in cash and cash equivalents in the consolidated balance sheets as of December 31, 2017 and 2016, was $94.4 million and $73.1 million, respectively, related to CCJVs. Our access to joint venture cash may be limited by the provisions of the venture agreements.
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
Our receivables are from customers concentrated in the United States, and we have no material receivables from foreign operations as of December 31, 2017 or 2016. We perform ongoing credit evaluations of our customers and generally do not require collateral, although the law provides us the ability to file mechanics’ liens on real property improved for private customers in the event of non-payment by such customers. We maintain an allowance for doubtful accounts which has historically been within management’s estimates.
Inventories: Inventories consist primarily of quarry products valued at the lower of average cost or market. We write down the inventories based on estimated quantities of materials on hand in excess of approximately one year of demand. At December 31, 2017 and 2016, inventory also included $11.9 million and $5.0 million, respectively, of materials specifically related to a project in our Kenny Large Project Construction operating group and was valued at cost.
Investments in Real Estate Affiliates: Each real estate development project accounted for under the equity method of accounting is reviewed in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures. These projects are evaluated for impairment using the other-than-temporary impairment model, which requires an impairment charge to be recognized if our investment’s carrying amount exceeds its fair value, and the decline in fair value is deemed to be other than temporary.

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
Property and Equipment: Property and equipment are stated at cost. Depreciation for construction and other equipment is primarily provided using accelerated methods over lives ranging from three to seven years, and the straight-line method over lives from three to twenty years for the remaining depreciable assets. We believe that accelerated methods best approximate the service provided by the construction and other equipment. Depletion of quarry property is based on the usage of depletable reserves. We frequently sell property and equipment that has reached the end of its useful life or no longer meets our needs, including depleted quarry property. At the time that an asset or an asset group meets the held-for-sale criteria as defined by ASC Topic 360, Property, Plant, and Equipment, we write it down to fair value, if the fair value is below the carrying value. Fair value is estimated by a variety of factors including, but not limited to, market comparative data, historical sales prices, broker quotes and third party valuations. If material, such property is separately disclosed, otherwise it is held in property and equipment until sold. The cost and accumulated depreciation or depletion of property sold or retired is removed from the balance sheet and the resulting gains or losses, if any, are reflected in operating income for the period. In the case that we abandon an asset, an amount equal to the carrying amount of the asset, less salvage value, if any, will be recognized as expense in the period that the asset was abandoned. Repairs and maintenance are charged to operations as incurred.
Costs related to the development of internal-use software during the preliminary project and post-implementation stages are expensed as incurred. Costs incurred during the application development stage are capitalized. These costs consist primarily of software, hardware and consulting fees, as well as salaries and related costs. Amounts capitalized are reported as a component of office furniture and equipment within property and equipment. Capitalized software costs are depreciated using the straight-line method over the estimated useful life of the related software, which range from three to seven years. During the years ended December 31, 2017, 2016 and 2015, we capitalized $7.9 million, $6.6 million and $2.3 million, respectively, of internal-use software development and related hardware costs.
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
As of December 31, 2017, amortizable intangible assets include covenants not to compete, permits, trade names and customer lists which are being amortized on a straight-line basis over remaining terms from three to twenty years.
Capitalized Interest: Interest, to the extent it is incurred in connection with the construction of certain self-constructed assets and real estate development projects, is capitalized and recorded as part of the asset to which it relates. Capitalized interest on self-constructed assets is amortized over their estimated useful lives and is expensed on real estate projects as they are sold.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill: As of December 31, 2017 and 2016, we had five reporting units in which goodwill was recorded as follows:

•	Kenny Group Construction

•	Kenny Group Large Project Construction

•	Northwest Group Construction

•	Northwest Group Construction Materials

•	California Group Construction
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
We elected to only perform the quantitative goodwill impairment tests for the 2017 annual test. In performing the quantitative goodwill impairment tests, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using the discounted cash flows and market multiple methods. Judgments inherent in these methods include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates, and appropriate benchmark companies. The cash flows used in our 2017 discounted cash flow model were based on five-year financial forecasts, which in turn were based on the 2018-2020 operating plan developed internally by management adjusted for market participant based assumptions. Our discount rate assumptions are based on an assessment of the equity cost of capital and appropriate capital structure for our reporting units. In assessing the reasonableness of our determined fair values of our reporting units, we evaluate the reasonableness of our results against our current market capitalization.
The estimated fair value is compared to the net book value of the reporting unit, including goodwill. If the fair value of the reporting unit exceeds its net book value, goodwill of the reporting unit is considered not impaired. If the fair value of the reporting unit is less than its net book value, goodwill is impaired and the excess of the reporting unit’s net book value over the fair value is recognized as an impairment loss.
The results of our annual goodwill impairment tests, performed in accordance with ASC 350, Intangibles - Goodwill and Other, indicated that the estimated fair values of our reporting units exceeded their net book values (i.e., cushion) by at least 20% for the reporting units with goodwill. Out of the five reporting units with goodwill, the Kenny Large Project Construction business is the most susceptible to fluctuations in results depending on awarded work given the large size and limited frequency of awards. While we believe the current cushion for the reporting unit is adequate to absorb these fluctuations, a material decline in job win rates could have a material impact to this reporting unit’s estimated fair value.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Asset Retirement Obligations: We account for the costs related to legal obligations to reclaim aggregate mining sites and other facilities by recording our estimated asset retirement obligation at fair value, capitalizing the estimated liability as part of the related asset’s carrying amount and allocating it to expense over the asset’s useful life. To determine the fair value of the obligation, we estimate the cost for a third-party to perform the legally required reclamation including a reasonable profit margin. This cost is then increased for future estimated inflation based on the estimated years to complete and discounted to fair value using present value techniques with a credit-adjusted, risk-free rate. In estimating the settlement date, we evaluate the current facts and conditions to determine the most likely settlement date.
We review reclamation obligations at least annually for a revision to the cost or a change in the estimated settlement date. Additionally, reclamation obligations are reviewed in the period that a triggering event occurs that would result in either a revision to the cost or a change in the estimated settlement date.
Warranties: Many of our construction contracts contain warranty provisions covering defects in equipment, materials, design or workmanship that generally run from six months to one year after our customer accepts the contract. Because of the nature of our projects, including contract owner inspections of the work both during construction and prior to acceptance, we have not experienced material warranty costs for these short-term warranties and, therefore, do not believe an accrual for these costs is necessary. Certain construction contracts carry longer warranty periods, ranging from two to ten years, for which we have accrued an estimate of warranty cost. The warranty liability is estimated based on our experience with the type of work and any known risks relative to the project and was not material as of December 31, 2017 and 2016.
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
Contingencies: We are currently involved in various claims and legal proceedings. Loss contingency provisions are recorded if the potential loss from any asserted or unasserted claim or legal proceeding is considered probable and the amount can be reasonably estimated. If a potential loss is considered probable but only a range of loss can be determined, the low-end of the range is recorded. These accruals represent management’s best estimate of probable loss. Disclosure is also provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the amount recorded. Significant judgment is required in both the determination of probability of loss and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to claims and litigation and may revise our estimates. See Note 17 and “Item 3. Legal Proceedings” for additional information.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restructuring (Gains) Charges: Pursuant to an approved plan, we record severance costs when an employee has been notified, unless the employee provides future service, in which case severance costs are expensed ratably over the future service period. Other restructuring costs are recognized when the liability is incurred. Costs associated with terminating a lease contract are recorded at the contract termination date, in accordance with contract terms, or on the cease-use date, net of estimated sublease income, if applicable. In determining the amount related to termination of a lease, various assumptions are used including the time period over which facilities will be vacant, expected sublease term and sublease rates. These assumptions may be adjusted upon the occurrence of future events. Asset impairment analyses resulting from restructuring events are performed in accordance with ASC subtopic 360-10, Property, Plant and Equipment. See the Property and Equipment and Long-lived Assets accounting policies above for further information on asset impairment charges. During the years ended December 31, 2017, 2016 and 2015 we recorded net restructuring gains of $2.4 million, $1.9 million and $6.0 million (including amounts attributable to non-controlling interests of $3.3 million), respectively, related to our EIP.
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
We report a liability in other long-term liabilities in the consolidated balance sheets for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in other (income) expense in the consolidated statements of operations.
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
Recently Issued Accounting Pronouncements:
In May 2014, the FASB issued ASC Topic 606, Revenue from Contracts with Customers, and subsequently issued several related Accounting Standards Updates (“ASU”s) (“Topic 606”), which provide guidance for recognizing revenue from contracts with customers. The core principle of Topic 606 is that revenue will be recognized when promised goods or services are transferred to customers in an amount that reflects consideration for which entitlement is expected in exchange for those goods or services. Topic 606 will be effective commencing with our quarter ending March 31, 2018.
We will adopt Topic 606 using the modified retrospective transition approach, which we will elect to apply Topic 606 to contracts with customers that are not substantially complete, i.e. less than 90% complete, as of January 1, 2018. We do not expect Topic 606 to have a material impact on our Construction Materials segment’s revenue. The impact of Topic 606 primarily relates to our Construction and Large Project Construction segments specifically in the following areas:

•
Multiple performance obligations - In accordance with Topic 606, we have reviewed construction contracts with customers, including those related to contract modifications, to determine if there are multiple performance obligations. Based on this review, we have identified one unconsolidated joint venture contract in our Large Project Construction segment that will have multiple performance obligations.

•
Multiple contracts - We reviewed contracts containing task orders and identified one Large Project Construction segment contract and one Construction segment contract that consist of multiple individual contracts as defined by Topic 606.

•
Provision for losses - Provisions for losses will be recognized in the consolidated statements of operations for the full amount of estimated losses at the uncompleted performance obligation level whenever evidence indicates that the estimated total cost of a performance obligation exceeds its estimated total revenue. Currently provisions for losses are recorded at the contract level. We have identified one unconsolidated joint venture contract in our Large Project Construction segment that will have, as of the effective date, actual and provisions for losses related to completed and uncompleted performance obligations, respectively.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Based on our estimated costs to complete and our assessment of the impact from the adoption of Topic 606 as of December 31, 2017, we estimate a net cumulative decrease to retained earnings between $15.0 million and $18.0 million as of January 1, 2018.
In addition to the above, we expect to separately present contract assets and liabilities in the consolidated balance sheets. Contract assets will include amounts due under contractual retainage provisions, unbilled receivables, costs and estimated earnings in excess of billings and capitalized mobilization costs. Contract liabilities will include provisions for losses and billings in excess of costs and estimated earnings.
There will also be new disclosures related to revenue including information about unearned revenue and revenue disaggregated by operating group. Unearned revenue will be similar to our existing contract backlog but will only include project amounts when the related contract, contract options and task orders, as applicable, are executed rather than when awarded and funding is probable.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which, among other things, eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the disclosed fair value of financial instruments measured at amortized cost on the consolidated balance sheets. This ASU will be effective commencing with our quarter ending March 31, 2018. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and subsequently issued a related ASU, which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The ASU will be effective commencing with our quarter ending March 31, 2019. We expect the adoption of this ASU to have a material and essentially equal increase to current assets and current liabilities on our consolidated balance sheets.
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
In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. The amendments in this ASU require the income tax consequences of an intra-entity transfer of an asset other than inventory to be recognized when the transfer occurs instead of when the asset is sold to an outside party. This ASU will be effective commencing with our quarter ending March 31, 2018. Although we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements upon adoption, it may have a material impact if applicable transactions occur.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which is intended to help companies evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses by providing a more robust framework to use in determining when a set of assets and activities is a business. This ASU will be effective commencing with our quarter ending March 31, 2018. Although we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements upon adoption, ir may have a material impact if applicable transactions occur.
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting, which clarifies that changes to the value, vesting conditions, or award classification of share-based payment awards must be accounted for as modifications. This ASU will be effective commencing with our quarter ending March 31, 2018. Although we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements upon adoption, it may have a material impact if applicable transactions occur.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which refines and expands hedge accounting for both financial (e.g., interest rate) and commodity risks. This ASU will be effective commencing with our quarter ending March 31, 2019. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recently Adopted Accounting Pronouncements:
In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The ASU was effective commencing with our quarter ending March 31, 2017 and had no impact on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminated Step 2 from the goodwill impairment test, which measures goodwill impairment by comparing the implied fair value of a reporting unit’s goodwill to its carrying amount. According to the ASU, an impairment charge should be recorded if a reporting unit’s net book value exceeds its fair value, limited to the amount of goodwill allocated to that reporting unit. We elected to early adopt the ASU, effective January 1, 2017. The estimated fair value of our reporting units exceeded the net book values; therefore, the adoption of this ASU had no impact on our consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities, which requires the premium for certain callable debt securities held at a premium to be amortized to the earliest call date rather than at maturity. The ASU does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The ASU was effective commencing with our quarter ending March 31, 2017 and had an immaterial impact on our consolidated financial statements.
2. Revisions in Estimates
Our profit recognition related to construction contracts is based on estimates of costs to complete each project. These estimates can vary significantly in the normal course of business as projects progress, circumstances develop and evolve, and uncertainties are resolved. When we experience significant changes in our estimates of costs to complete, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as revisions in estimates for the current period. We use the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. Under this method, revisions in estimates are accounted for in their entirety in the period of change. There can be no assurance that we will not experience further changes in circumstances or otherwise be required to revise our cost estimates in the future. In our review of these changes for the year ended December 31, 2017 we identified and corrected amounts that should have been recorded during the year ended December, 31, 2016. This correction resulted in a $4.9 million decrease to Large Project Construction revenue and gross profit and a $1.6 million decrease in net income attributable to Granite Construction Incorporated. We have assessed the impact of this correction to the financial statements of prior periods’ and to the financial statements for the year ended December 31, 2017 and have concluded that the amounts are not material. In our review of these changes for the years ended 2016 and 2015, we did not identify any material amounts that should have been recorded in a prior period.
In the normal course of business, we have revisions in estimated costs some of which are associated with unresolved affirmative claims and back charges. The estimated or actual recovery related to these estimated costs associated with unresolved affirmative claims and back charges may be recorded in future periods or may be at values below the associated cost, which can cause fluctuations in the gross profit impact from revisions in estimates.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Affirmative Claims
Revisions in estimates for the years ended December 31, 2017, 2016 and 2015, included increases in revenue of $34.9 million, $37.3 million and $48.5 million, respectively, related to the estimated cost recovery of customer affirmative claims. Of these totals, $30.9 million, $25.4 million and $37.3 million, were offset by an increase in estimated contract costs that were in excess of the estimated recovery during the years ended December 31, 2017, 2016 and 2015, respectively. For the remaining $4.0 million, $11.9 million and $11.2 million, respectively, estimated contract costs in excess of estimated cost recovery were recorded in prior periods.
Back Charges
Revisions in estimates for the years ended December 31, 2017, 2016 and 2015, included reduction of cost of revenue of $4.6 million, $15.7 million and $7.0 million, respectively, related to the estimated recovery of back charges. Of these totals, $2.5 million, $4.8 million and $0.5 million, were offset by an increase in estimated contract costs that were in excess of the estimated recovery during the years ended December 31, 2017, 2016 and 2015, respectively. For the remaining $2.1 million, $10.9 million and $6.5 million, respectively, estimated contract costs in excess of estimated cost recovery were recorded in prior periods.
The tables below include the impact to gross profit from significant revisions in estimates related to estimated and actual recovery of customer affirmative claims and back charges as well as the associated estimated contract costs.
Construction
The net changes in project profitability from revisions in estimates, both increases and decreases, which individually had an impact of $1.0 million or more on gross profit were net increases of $4.0 million, $1.3 million and $19.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. The projects are summarized as follows (dollars in millions):
Increases

Years Ended December 31,	2017	2016	2015
Number of projects with upward estimate changes	10	7	14
Range of increase in gross profit from each project, net	$1.1 - 3.9	$1.1 - 4.8	$1.1 - 6.6
Increase on project profitability	$17.2	$14.2	$30.7
The increases during the years ended December 31, 2017, 2016 and 2015 were due to lower costs and higher productivity than originally anticipated and owner directed scope changes. The 2017 and 2016 increases were also due to estimated cost recovery from affirmative claims.
Decreases

Years Ended December 31,	2017	2016	2015
Number of projects with downward estimate changes	6	7	5
Range of reduction in gross profit from each project, net	$1.0 - 4.4	$1.0 - 3.9	$1.0 - 3.3
Decrease on project profitability	$13.2	$12.9	$10.8
The decreases during the years ended December 31, 2017, 2016 and 2015 were due to additional costs and lower productivity than originally anticipated. The 2017 decreases were also due to increases in estimated cost to complete from outstanding affirmative claims and change orders.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Large Project Construction
The net changes in project profitability from revisions in estimates, both increases and decreases, which individually had an impact of $1.0 million or more on gross profit were net decreases of $66.6 million and $13.5 million and a net increase of $7.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Amounts attributable to non-controlling interests were $2.1 million and $4.3 million of the net decreases and $3.0 million of the net increase for the years ended December 31, 2017, 2016 and 2015, respectively. The projects are summarized as follows (dollars in millions):
Increases

Years Ended December 31,	2017	2016	2015
Number of projects with upward estimate changes	1	8	7
Range of increase in gross profit from each project, net	$2.0	$1.2 - 6.5	$1.5 - 6.7
Increase on project profitability	$2.0	$27.2	$27.9
The increases during the years ended December 31, 2017 and 2016 were due to higher productivity and lower costs than anticipated and settlement of affirmative claims as well as estimated cost recovery from affirmative claims during 2016. The increases during the year ended December 31, 2015 were due to owner-directed scope changes and lower costs than anticipated, as well as estimated cost recovery from affirmative claims.
Decreases

Years Ended December 31,	2017	2016	2015
Number of projects with downward estimate changes	7	5	6
Range of reduction in gross profit from each project, net	$1.3 - 17.2	$1.3 - 13.6	$1.0 - 5.5
Decrease on project profitability	$68.6	$40.7	$20.3
The decreases during the years ended December 31, 2017, 2016 and 2015 were primarily due to additional design, weather and owner-related costs and lower productivity than originally anticipated, net of estimated and actual recovery from customer affirmative claims and back charges. As of December 31, 2017, there were three projects for which additional costs were reasonably possible in excess of the probable amounts included in the cost forecast. The reasonably possible aggregate range that has the potential to adversely impact gross profit during the year ended December 31, 2018 was zero to $44.0 million. As the related projects proceed, future estimates may change and could have a material effect on our financial position, results of operations and/or cash flows in the future.
3. Marketable Securities
All marketable securities were classified as held-to-maturity as of the dates presented and the carrying amounts of held-to-maturity securities were as follows (in thousands):

December 31,	2017	2016
U.S. Government and agency obligations	$17,910	$10,002
Commercial paper	49,865	54,882
Total short-term marketable securities	67,775	64,884
U.S. Government and agency obligations	59,993	62,895
Corporate bonds	5,022	—
Total long-term marketable securities	65,015	62,895
Total marketable securities	$132,790	$127,779
Scheduled maturities of held-to-maturity investments were as follows (in thousands):

December 31, 2017
Due within one year	$67,775
Due in one to five years	65,015
Total	$132,790

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Fair Value Measurement
The following tables summarize significant assets and liabilities measured at fair value in the consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
December 31, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$37,284	$—	$—	$37,284
Commercial paper	9,967	—	—	9,967
Total assets	$47,251	$—	$—	$47,251

	Fair Value Measurement at Reporting Date Using
December 31, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$10,057	$—	$—	$10,057
Total assets	$10,057	$—	$—	$10,057
Derivatives
The commodity swaps that we entered in 2014 were settled in October 2015. Gains or losses, including net periodic settlement amounts, were recorded in other income, net in our consolidated statements of operations. During the year ended December 31, 2015, we recorded a net loss of $0.4 million.
Interest Rate Swaps
In December 2016, we terminated the fixed to variable interest rate swap we entered in March 2014 due to the possibility of increasing interest rates. The interest rate swap is reported at fair value using Level 2 inputs in the consolidated balance sheets. Gains or losses, including net periodic settlement amounts, are recorded in other income, net in our consolidated statements of operations. During the years ended December 31, 2016 and 2015, we recorded net gains of $0.3 million and $1.5 million, respectively.
In January 2016, we entered into an interest rate swap designated as a cash flow hedge with an effective date of April 2016 and an initial notional amount of $98.8 million which matures in October 2020. The interest rate swap is designed to convert the interest rate on the term loan described in Note 11 from a variable rate of interest of LIBOR plus an applicable margin to a fixed rate of 1.47% plus the same applicable margin. The interest rate swap is reported at fair value using Level 2 inputs in the consolidated balance sheets. Gains or losses on the effective portion are initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified to interest expense in the consolidated statements of operations when the quarterly hedged interest payment is settled. As of December 31, 2017 and 2016, the fair value of the cash flow hedge was $1.4 million and $0.8 million, respectively, and was included in other current assets in the consolidated balance sheets. Associated gains or losses were recorded in the consolidated statements of operations and were immaterial during the years ended December 31, 2017 and 2016.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Assets and Liabilities
The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in the consolidated balance sheets are as follows (in thousands):

December 31,		2017		2016
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities	Level 1	$132,790	$132,002	$127,779	$127,365
Liabilities (including current maturities):
Senior notes payable[1]	Level 3	$80,000	$82,190	$120,000	$124,654
Credit Agreement term loan[1]	Level 3	$90,000	$89,871	$95,000	$93,991
Credit Agreement - revolving credit facility, 2016 draw[1]	Level 3	$30,000	$30,105	$30,000	$29,452
Credit Agreement - revolving credit facility, 2017 draw[1]	Level 3	$25,000	$24,949	$—	$—
1The fair values of the senior notes payable and Credit Agreement (defined in Note 11) loan are based on borrowing rates available to us for long-term loans with similar terms, average maturities, and credit risk.
We measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis, at least annually. As of December 31, 2017 and 2016, the nonfinancial assets and liabilities included our asset retirement and reclamation obligations, as well as assets and corresponding liabilities associated with performance guarantees.
The fair value of asset retirement obligations were measured using Level 3 inputs and performance guarantees were measured using Level 2 inputs. Asset retirement obligations were initially measured using internal discounted cash flow calculations based upon our estimates of future retirement costs - see Note 8 for details of the asset retirement balances and Note 1 for further discussion on fair value measurements. Performance guarantees were measured using estimated partner bond rates - see Note 10 for the liability balances and Note 1 for further discussion on performance guarantees.
During the years ended December 31, 2017, 2016 and 2015, nonfinancial assets and liabilities fair value adjustments were related to our asset retirement obligations and restructuring gains associated with our EIP, detailed as follows:

•	Asset retirement obligations adjustments were $0.5 million, $2.1 million and $0.2 million, respectively. See Note 8 for further information.

•
Restructuring gains associated with our EIP were $2.4 million, $1.9 million and $6.0 million (including amounts attributable to non-controlling interests of $3.3 million), during the years ended December 31, 2017, 2016 and 2015, respectively, primarily associated with the release of lease obligations, sale of a real estate asset related to our equity method investments and the sale of a previously impaired consolidated real estate asset.

5. Receivables, net (in thousands)

December 31,	2017	2016
Construction contracts completed and in progress:
Billed	$252,467	$206,570
Unbilled	77,135	81,590
Retentions	91,135	84,878
Total construction contracts completed and in progress	420,737	373,038
Construction material sales	42,192	29,357
Other	17,014	17,523
Total gross receivables	479,943	419,918
Less: allowance for doubtful accounts	152	573
Total net receivables	$479,791	$419,345

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Receivables include amounts billed and billable to clients for services provided as of the end of the applicable period and do not bear interest. To the extent costs are not contractually billable or have not been earned, including claim recovery estimates, the associated revenue is included in costs and estimated earnings in excess of billings or billings in excess of costs and estimated earnings in the consolidated balance sheets. As of December 31, 2017 and 2016, the aggregate claim recovery estimates included in these balances were approximately $26.7 million and $12.3 million, respectively. Included in other receivables at December 31, 2017 and 2016 were items such as estimated recovery from back charge claims, notes receivable, fuel tax refunds, receivables from vendors and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates. As of December 31, 2017 and 2016, the estimated recovery from back charge claims included in Other receivables was $1.1 million and $0.3 million, respectively.
During the year ended December 31, 2017, our largest volume customer, including both prime and subcontractor arrangements, was the California Department of Transportation (“Caltrans”). Revenue recognized from contracts with Caltrans during 2017 represented $281.7 million (9.4% of our total revenue) of which $219.9 million (13.2% of segment revenue) was in the Construction segment, $57.2 million (5.5% of segment revenue) in the Large Project Construction segment and $4.6 million (1.6% of segment revenue) was in the Construction Materials segment. During the year ended December 31, 2016, our largest volume customer, including both prime and subcontractor arrangements, was Caltrans. Revenue recognized from contracts with Caltrans during 2016 represented $222.4 million (8.8% of total revenue), of which $173.4 million (12.7% of segment revenue) was in the Construction segment and $48.7 million (5.5% of segment revenue) was in the Large Project Construction segment. During the year ended December 31, 2015, our largest volume customer, including both prime and subcontractor arrangements, was the New York State Department of Transportation (“NYSDOT”). Revenue recognized from contracts with NYSDOT during 2015 represented $199.0 million (8.4% of total revenue), all of which was in the Large Project Construction segment (24.5% of segment revenue).
We regularly review our accounts receivable, including past due amounts, to determine their probability of collection. If it is probable that an amount is uncollectible, it is charged to bad debt expense and a corresponding reserve is established in allowance for doubtful accounts. If it is deemed certain that an amount is uncollectible, the amount is written off.
Certain construction contracts include retainage provisions. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the owners. No retention receivable individually exceeded 10% of total net receivables at any of the presented dates. As of December 31, 2017, the majority of the retentions receivable are expected to be collected within one year. As of December 31, 2017 and 2016, there were no retentions receivables determined to be uncollectible.
6. Construction Joint Ventures
We participate in various construction joint ventures (“joint ventures”).
Due to the joint and several nature of the performance obligations under the related owner contracts, if any of the partners fail to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). At December 31, 2017, there was $4.6 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $1.5 billion represented our share and the remaining $3.1 billion represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees. See Note 10 for disclosure of the performance guarantee amounts recorded in the consolidated balance sheets and Note 1 for additional discussion.
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
We have determined that certain of these joint ventures are consolidated because they are VIEs and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the years ended December 31, 2017, 2016 and 2015, we determined no change was required for existing construction joint ventures.

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
Consolidated Construction Joint Ventures
At December 31, 2017, we were engaged in six active consolidated construction joint venture projects, with contract values ranging from $49.8 million to $409.6 million and a combined total of $1.2 billion. Our share of revenue remaining to be recognized on these consolidated joint ventures was $492.8 million and ranged from $4.9 million to $201.3 million. Our proportionate share of the equity in these joint ventures was between 50.0% and 65.0%. During the years ended December 31, 2017, 2016 and 2015, total revenue from consolidated construction joint ventures was $185.5 million, $119.8 million and $54.4 million, respectively. During the years ended December 31, 2017 and 2016 consolidated construction joint ventures provided $36.9 million and $37.8 million, respectively, of operating cash flows and used $16.4 million during the year ended December 31, 2015.
Unconsolidated Construction Joint Ventures
As of December 31, 2017, we were engaged in eleven active unconsolidated joint venture projects with contract values ranging from $77.3 million to $3.7 billion and a combined total of $12.4 billion of which our share was $3.7 billion. Our proportionate share of the equity in these unconsolidated joint ventures ranged from 20.0% to 50.0%. As of December 31, 2017, our share of the revenue remaining to be recognized on these unconsolidated joint ventures was $1.5 billion and ranged from $0.5 million to $365.0 million.
The following is summary financial information related to unconsolidated construction joint ventures (in thousands):

December 31,	2017	2016
Assets:
Cash, cash equivalents and marketable securities	$289,940	$537,991
Other current assets[1]	812,577	644,809
Noncurrent assets	219,825	207,240
Less partners’ interest	869,782	935,615
Granite’s interest[1,2]	452,560	454,425
Liabilities:
Current liabilities	682,832	696,215
Less partners’ interest and adjustments[3]	462,159	472,324
Granite’s interest	220,673	223,891
Equity in construction joint ventures[4]	$231,887	$230,534
1Included in this balance and in accrued and other current liabilities on our consolidated balance sheets as of December 31, 2017 and 2016 was $88.6 million and $83.1 million, respectively, related to performance guarantees (see Note 10 of “Notes to the Consolidated Financial Statements”).
2Included in this balance as of December 31, 2017 and 2016 was $74.3 million and $65.4 million, respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, the balances as of December 31, 2017 and 2016 included $11.8 million and $5.6 million, respectively, related to Granite’s share of estimated recovery of back charge claims.
3Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies primarily related to gross profit forecast differences.
4As of December 31, 2017 and 2016, this balance included $15.9 million and $16.6 million, respectively, of deficit in construction joint ventures that is included in accrued expenses and other current liabilities in the consolidated balance sheets.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Years Ended December 31,	2017	2016	2015
Revenue:
Total	$2,057,336	$1,958,158	$1,924,544
Less partners’ interest and adjustments[1]	1,469,550	1,387,532	1,341,334
Granite’s interest	587,786	570,626	583,210
Cost of revenue:
Total	1,995,915	1,915,376	1,819,257
Less partners’ interest and adjustments[1]	1,394,347	1,360,459	1,279,954
Granite’s interest	601,568	554,917	539,303
Granite’s interest in gross (loss) profit	$(13,782)	$15,709	$43,907
1Partners’ interest and adjustments includes amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies primarily related to gross profit forecast differences.
During the years ended December 31, 2017, 2016 and 2015, unconsolidated construction joint venture net income was $62.2 million, $41.8 million and $105.6 million, respectively, of which our share was net loss of $14.4 million and net income of $15.6 million and $43.4 million, respectively. The differences between our share of the joint venture net loss when compared to the joint venture net income during the year ended December 31, 2017 primarily resulted from differences between our estimated total revenue and cost of revenue when compared to that of our partners’ on four projects. These joint venture net income amounts exclude our corporate overhead required to manage the joint ventures and include taxes only to the extent the applicable states have joint venture level taxes.
Line Item Joint Ventures
We participate in various “line item” joint venture agreements under which each partner is responsible for performing certain discrete items of the total scope of contracted work. The revenue for each line item joint venture partners’ discrete items of work is defined in the contract with the project owner and each joint venture partner bears the profitability risk associated with its own work. There is not a single set of books and records for a line item joint venture. Each partner accounts for its items of work individually as it would for any self-performed contract. We include only our portion of revenue and cost of revenue associated with these contracts in our consolidated financial statements. As of December 31, 2017, we had one active line item joint venture construction project with a total contract value of $66.2 million of which our portion was $49.0 million. As of December 31, 2017, our share of revenue remaining to be recognized on the line item joint venture was $1.4 million. During the years ended December 31, 2017, 2106 and 2015, our portion of revenue from line item joint ventures was $22.9 million, $35.0 million and $26.0 million, respectively.
7. Investments in Affiliates
Our investments in affiliates balance is related to our investments in unconsolidated non-construction entities that we account for using the equity method of accounting, including investments in real estate entities and a non-real estate entity.
The real estate entities were formed to accomplish specific real estate development projects in which our wholly-owned subsidiary, Granite Land Company (“GLC”), participates with third-party partners. The non-real estate entity is a 50% interest in a limited liability company which owns and operates an asphalt terminal and operates an emulsion plant in Nevada.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our investments in affiliates balance consists of the following (in thousands):

December 31,	2017	2016
Equity method investments in real estate affiliates	$29,472	$25,911
Equity method investments in other affiliate	8,997	9,757
Total investments in affiliates	$38,469	$35,668
The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis (in thousands):

December 31,	2017	2016
Current assets	$31,320	$30,836
Noncurrent assets	129,039	124,670
Total assets	160,359	155,506
Current liabilities	30,131	18,485
Long-term liabilities[1]	31,636	37,217
Total liabilities	61,767	55,702
Net assets	98,592	99,804
Granite’s share of net assets	$38,469	$35,668
1The balance primarily relates to debt associated with our real estate investments. See Note 11 for further discussion.

The equity method investments in real estate affiliates included $24.3 million and $20.8 million in residential real estate in Texas as of December 31, 2017 and 2016, respectively. The remaining balances were in commercial real estate in Texas. Of the $160.4 million in total assets as of December 31, 2017, real estate entities had total assets ranging from less than $1.6 million to $68.5 million and the non-real estate entity had total assets of $28.1 million.
The following table provides summarized statement of operations information for our affiliates accounted for under the equity method on a combined basis (in thousands):

Years Ended December 31,	2017	2016	2015
Revenue	$56,372	$56,127	$47,457
Gross profit	23,007	22,398	19,117
Income before taxes	17,154	19,117	8,446
Net income	17,154	19,117	8,446
Granite’s interest in affiliates’ net income	7,107	7,177	3,210
8. Property and Equipment, net
Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net in the consolidated balance sheets as follows (in thousands):

December 31,	2017	2016
Equipment and vehicles	$778,549	$756,602
Quarry property	182,267	174,839
Land and land improvements	108,830	110,999
Buildings and leasehold improvements	82,601	82,762
Office furniture and equipment	56,894	56,381
Property and equipment	1,209,141	1,181,583
Less: accumulated depreciation and depletion	801,723	774,933
Property and equipment, net	$407,418	$406,650
Depreciation and depletion expense primarily included in cost of revenue in our consolidated statements of operations was $63.8 million for the year ended December 31, 2017 and was $61.0 million for both years ended December 31, 2016 and 2015.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Capitalized interest costs related to certain self-constructed assets were immaterial for the years ended December 31, 2017, 2016 and 2015 and were included in investments in affiliates and property and equipment in the consolidated balance sheets.
We have recorded liabilities associated with our legally required obligations to reclaim owned and leased quarry property and related facilities. As of December 31, 2017 and 2016, $4.8 million and $1.9 million, respectively, of our asset retirement obligations were included in accrued expenses and other current liabilities and $17.7 million and $20.1 million, respectively, were included in other long-term liabilities in the consolidated balance sheets.
The following is a reconciliation of these asset retirement obligations (in thousands):

Years Ended December 31,	2017	2016
Beginning balance	$21,936	$26,558
Revisions to estimates	462	(2,058)
Liabilities settled	(966)	(3,806)
Accretion	1,095	1,242
Ending balance	$22,527	$21,936
9. Intangible Assets
Indefinite-lived Intangible Assets
Indefinite-lived intangible assets primarily consist of goodwill. The following table presents the goodwill balance by reportable segment (in thousands):

December 31,	2017	2016
Construction	$29,260	$29,260
Large Project Construction	22,593	22,593
Construction Materials	1,946	1,946
Total goodwill	$53,799	$53,799
Amortized Intangible Assets
The following is the breakdown of our amortized intangible assets that are included in other noncurrent assets in the consolidated balance sheets (in thousands):

		Accumulated
December 31, 2017	Gross Value	Amortization	Net Value
Permits	$25,959	$(12,504)	$13,455
Customer lists	2,200	(1,467)	733
Trade name	4,100	(2,159)	1,941
Covenants not to compete and other	50	(26)	24
Total amortized intangible assets	$32,309	$(16,156)	$16,153

December 31, 2016
Permits	$25,959	$(11,514)	$14,445
Acquired backlog	1,500	(1,472)	28
Customer lists	2,200	(1,174)	1,026
Trade name	4,100	(1,727)	2,373
Covenants not to compete and other	50	(24)	26
Total amortized intangible assets	$33,809	$(15,911)	$17,898
Amortization expense related to amortized intangible assets for the years ended December 31, 2017, 2016 and 2015 was $1.7 million, $2.0 million and $2.2 million, respectively, and was primarily included in selling, general and administrative expenses in the consolidated statements of operations. In addition, during the years ended December 31, 2017 and 2016, the gross value and associated accumulated amortization was adjusted for fully amortized intangible assets that we no longer intend to use. Based on the amortized intangible assets balance at December 31, 2017, amortization expense expected to be recorded in the future is as follows: $1.7 million in 2018; $1.7 million in 2019; $1.6 million in 2020; $1.4 million in 2021; and $9.7 million thereafter.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Accrued Expenses and Other Current Liabilities (in thousands):

December 31,	2017	2016
Payroll and related employee benefits	$68,210	$53,802
Accrued insurance	39,946	44,471
Performance guarantees (see Note 1)	88,606	83,110
Other	39,645	37,204
Total	$236,407	$218,587
Other includes dividends payable, accrued legal reserves, warranty reserves, asset retirement obligations, remediation reserves and other miscellaneous accruals, none of which are greater than 5% of total current liabilities.
11. Long-Term Debt and Credit Arrangements (in thousands):

December 31,	2017	2016
Senior notes payable	$80,000	$120,000
Credit Agreement term loan	90,000	95,000
Credit Agreement revolving credit loan	55,000	30,000
Debt issuance costs	(499)	(706)
Total debt	224,501	244,294
Less current maturities	46,048	14,796
Total long-term debt	$178,453	$229,498
The aggregate minimum principal maturities of long-term debt, including current maturities, for each of the three years following December 31, 2017 are as follows: 2018 - $46.3 million; 2019 - $50.0 million; and 2020 - $128.8 million. We have no long-term debt payments due after 2020.
Senior Notes Payable
As of December 31, 2017 and 2016, senior notes payable in the amount of $80.0 million and $120.0 million, respectively, were due to a group of institutional holders and had an interest rate of 6.11% per annum (“2019 Notes”). As of December 31, 2017, $40.0 million of the outstanding balance was included in long-term debt in the consolidated balance sheets and the remaining $40.0 million was included in current maturities of long-term debt in the consolidated balance sheets. As of December 31, 2016, $110.0 million of the outstanding balance was included in long-term debt in the consolidated balance sheets, including $30.0 million due for the 2017 installment as we had the ability and intent to pay the 2017 installment using borrowings under the Credit Agreement (defined below) or by obtaining other sources of financing. The remaining $10.0 million was included in current maturities of long-term debt in the consolidated balance sheets.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Credit Agreement
As of December 31, 2017, we had a $290.0 million credit facility (the “Credit Agreement”), of which $200.0 million was a revolving credit facility and $90.0 million was a term loan that matures on October 28, 2020 (the “Maturity Date”). The Credit Agreement has a sublimit for letters of credit of $100.0 million. As of December 31, 2017 and 2016, $6.2 million and $5.0 million of the term loan balance was included in current maturities of long-term debt, respectively, and the remaining $83.8 million and $90.0 million, respectively, was included in long-term debt in the consolidated balance sheets.
Of the $95.0 million term loan outstanding as of December 31, 2016, we paid $5.0 million of the principal balance during 2017. Of the remaining $90.0 million outstanding as of December 31, 2017, 1.25% of the original principal balance is due in three quarterly installments beginning in March 2018, 2.50% of the original principal balance is due in eight quarterly installments beginning in December 2018 and the remaining balance is due on the Maturity Date.
As of December 31, 2017, the total stated amount of all issued and outstanding letters of credit under the Credit Agreement was $8.3 million. As of December 31, 2017 and 2016, $25.0 million and $30.0 million had been drawn for the 2017 and 2016 installments of the 2019 Notes, respectively. The total unused availability under the Credit Agreement was $136.7 million. The letters of credit will expire between July 2018 and October 2018.
Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on certain financial ratios calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin was 1.75% for loans bearing interest based on LIBOR and 0.75% for loans bearing interest at the base rate at December 31, 2017. Accordingly, the effective interest rate using three-month LIBOR and base rate was 3.44% and 5.25%, respectively, at December 31, 2017 and we elected to use LIBOR. Borrowings at the base rate have no designated term and could be repaid without penalty any time prior to the Maturity Date. Borrowings bearing interest at a LIBOR rate have a term no less than one month and no greater than six months (or such longer period not to exceed 12 months if approved by all lenders). At the end of each term, such borrowings can be paid or continued at our discretion as either a borrowing at the base rate or a borrowing at a LIBOR rate with similar terms. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are collateralized on an equivalent basis with the obligations under the 2019 Notes (defined above) by first priority liens (subject only to other permitted liens) on substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement.
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
The Credit Agreement provides for the release of the liens securing the obligations, at our option and expense, so long as certain conditions as defined by the terms in the Credit Agreement are satisfied (“Collateral Release Period”). However, if subsequent to exercising the option, our Consolidated Fixed Charge Coverage Ratio is less than 1.25 or our Consolidated Leverage Ratio is greater than 2.50, then we would be required to promptly re-pledge substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement. As of December 31, 2017, the conditions for the exercise of our right under the Credit Agreement to have liens released were not satisfied.
Real Estate Indebtedness
Our unconsolidated investments in real estate entities is subject to mortgage indebtedness. This indebtedness is non-recourse to Granite, but is recourse to the real estate entity. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate project as it progresses through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entity to repay portions of the debt. The debt associated with our unconsolidated real estate entities is disclosed in Note 7.

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
As of December 31, 2017 and pursuant to the definitions in the agreements, our Consolidated Tangible Net Worth was $953.6 million, which exceeded the minimum of $752.0 million, our Consolidated Leverage Ratio was 1.25 which did not exceed the maximum of 3.00 and our Consolidated Interest Coverage Ratio was 15.59 which exceeded the minimum of 4.00.
As of December 31, 2017, we were in compliance with all covenants contained in the Credit Agreement and related to the 2019 NPA. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.
12. Employee Benefit Plans
Profit Sharing and 401(k) Plan: The Profit Sharing and 401(k) Plan (the “401(k) Plan”) is a defined contribution plan covering all employees except employees covered by collective bargaining agreements and certain employees of our consolidated construction joint ventures. Each employee’s combined pre-tax 401(k) and post-tax (Roth) contributions cannot exceed 50% of their eligible pay or Internal Revenue Code annual contribution limits. Our 401(k) matching contributions can be up to 6% of an employee’s gross pay at the discretion of the Board of Directors. Our 401(k) matching contributions to the 401(k) Plan for the years ended December 31, 2017, 2016 and 2015 were $12.1 million, $11.0 million and $5.4 million, respectively. Profit sharing contributions from the Company may be made to the 401(k) Plan in an amount determined by the Board of Directors. We made no profit sharing contributions during the years ended December 31, 2017, 2016 and 2015.
Non-Qualified Deferred Compensation Plan: We offer a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of our highly compensated employees. The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. In October 2008, a Rabbi Trust was established to fund our NQDC Plan obligation and was fully funded as of December 31, 2017. The assets held by the Rabbi Trust at December 31, 2017 and 2016 are substantially in the form of Company-owned life insurance and are included in other noncurrent assets in the consolidated balance sheets. As of December 31, 2017, there were 61 active participants in the NQDC Plan. NQDC Plan obligations were $24.7 million and $21.5 million as of December 31, 2017 and 2016, respectively.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents our participation in these plans (dollars in thousands):

	Pension Plan Employer Identification Number	Pension Protection Act (“PPA”) Certified Zone Status[1]		FIP / RP Status Pending / Implemented[2]	Contributions			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement[3]
Pension Trust Fund		2017	2016		2017	2016	2015
Locals 302 and 612 IUOE-Employers Construction Industry Retirement Plan	91-6028571	Green	Green	No	$3,646	$3,113	$3,000	No	12/31/2017 5/31/2018 12/31/2019
Pension Trust Fund for Operating Engineers Pension Plan	94-6090764	Red	Red	Yes	10,431	9,266	9,070	No	1/31/2018 10/31/2018 6/30/2019 5/15/2020 6/15/2020 6/30/2020 9/30/2020
Operating Engineers Pension Trust Fund	95-6032478	Yellow	Red	Yes	4,692	5,357	3,647	No	6/30/2019
Laborers Pension Trust Fund for Northern California	94-6277608	Yellow	Yellow	Yes	2,464	2,215	2,403	No	6/30/2019
Construction Laborers Pension Trust for Southern California	43-6159056	Green	Green	No	2,002	2,095	1,349	No	6/30/2018
Laborers Pension Fund	36-2514514	Green	Green	No	3,208	2,328	1,919	No	5/31/2021
All other funds (38 as of December 31, 2017)					10,341	8,708	7,171
			Total Contributions:		$36,784	$33,082	$28,559
1The most recent PPA zone status available in 2017 and 2016 is for the plan’s year-end during 2016 and 2015, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. Subsequent to December 31, 2016, the Operating Engineers Pension Trust Fund zone status changed from red to yellow for the plan’s year-end during 2015.
2The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.
3Lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. Pension trust funds with a range of expiration dates have various collective bargaining agreements. Expired collective bargaining agreements are under negotiation.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Shareholders’ Equity
Stock-based Compensation: The 2012 Equity Incentive Plan provides for the issuance of restricted stock, restricted stock units (“RSUs”) and stock options to eligible employees and to members of our Board of Directors. A total of 1,595,675 shares of our common stock have been reserved for issuance of which 1,072,750 remained available as of December 31, 2017. No stock options or restricted stock were granted during the years ended December 31, 2017, 2016 and 2015. There were no stock options or restricted stock outstanding as of December 31, 2017.
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
A summary of the changes in our RSUs during the years ended December 31, 2017, 2016 and 2015 is as follows (shares in thousands):

Years Ended December 31,	2017		2016		2015
	RSUs	Weighted-Average Grant-Date Fair Value per RSU	RSUs	Weighted-Average Grant-Date Fair Value per RSU	RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding, beginning balance	681	$39.15	451	$32.73	565	$31.38
Granted	259	51.31	572	43.17	228	33.40
Vested	(372)	43.89	(307)	36.24	(300)	31.50
Forfeited	(44)	43.51	(35)	40.97	(42)	33.38
Outstanding, ending balance	524	$41.51	681	$39.15	451	$32.73
Compensation cost related to RSUs was $15.8 million ($11.4 million net of effective tax rate), $13.4 million ($9.2 million net of effective tax rate), and $8.8 million ($5.8 million net of effective tax rate) for the years ended December 31, 2017, 2016 and 2015, respectively. The grant date fair value of RSUs vested during the years ended December 31, 2017, 2016 and 2015 was $16.7 million, $11.5 million and $10.3 million, respectively. As of December 31, 2017, there was $10.0 million of unrecognized compensation cost related to RSUs which will be recognized over a remaining weighted-average period of 1.2 years.
401(k) Plan: As of December 31, 2017, the 401(k) Plan owned 1,454,844 shares of our common stock. Dividends on shares held by the 401(k) Plan are charged to retained earnings and all shares held by the 401(k) Plan are treated as outstanding in computing our earnings per share.
Employee Stock Purchase Plan: Our ESPP allows qualifying employees to purchase shares of our common stock through payroll deductions of up to 15% of their compensation, subject to Internal Revenue Code limitations, at a price of 95% of the fair market value as of the end of each of the six-month offering periods, which commence on May 15 and November 15 of each year. During each of the years ended December 31, 2017, 2016 and 2015, proceeds from the ESPP were $0.8 million for 16,413, 16,717 and 22,567 shares, respectively.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. Weighted Average Shares Outstanding and Net Income Per Share
The following table presents a reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income per share as well as the calculation of basic and diluted net income per share (in thousands except per share amounts):

Years Ended December 31,	2017	2016	2015
Numerator (basic and diluted):
Net income allocated to common shareholders for basic calculation	$69,098	$57,122	$60,485

Denominator:
Weighted average common shares outstanding, basic	39,795	39,557	39,337
Dilutive effect of stock options and restricted stock units	577	668	531
Weighted average common shares outstanding, diluted	40,372	40,225	39,868
Net income per share, basic	$1.74	$1.44	$1.54
Net income per share, diluted	$1.71	$1.42	$1.52
15. Income Taxes
Following is a summary of the provision for income taxes (in thousands):

Years Ended December 31,	2017	2016	2015
Federal:
Current	$27,877	$15,657	$4,810
Deferred	(4,397)	9,919	25,955
Total federal	23,480	25,576	30,765
State:
Current	5,520	4,567	1,914
Deferred	(338)	19	2,500
Total state	5,182	4,586	4,414
Total provision for income taxes	$28,662	$30,162	$35,179
Following is a reconciliation of our provision for income taxes based on the Federal statutory tax rate to our effective tax rate (dollars in thousands):

Years Ended December 31,	2017		2016		2015
Federal statutory tax	$36,562	35.0%	$33,728	35.0%	$35,165	34.0%
State taxes, net of federal tax benefit	3,814	3.7	2,990	3.1	3,769	3.6
Percentage depletion deduction	(1,368)	(1.3)	(1,352)	(1.4)	(1,444)	(1.4)
Domestic production activities deduction	(2,765)	(2.7)	(1,624)	(1.7)	(306)	(0.3)
Non-controlling interests	(2,346)	(2.3)	(3,177)	(3.3)	(2,639)	(2.6)
Nondeductible expenses	1,128	1.1	1,094	1.1	219	0.2
Tax Cuts and Jobs Act of 2017	(3,664)	(3.5)	—	—	—	—
Other	(2,699)	(2.6)	(1,497)	(1.5)	415	0.5
Total	$28,662	27.4%	$30,162	31.3%	$35,179	34.0%

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On December 22, 2017 the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment; therefore, we were required to revalue our deferred tax assets and liabilities at December 31, 2017 at the new rate. The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of Tax Reform. The Company has recognized the provisional tax impacts of Tax Reform in its consolidated financial statements for the year ended December 31, 2017. The majority of the $3.7 million provisional benefit above is related to the revaluation of deferred tax assets and liabilities at December 31, 2017 as a result of Tax Reform. The ultimate impact may differ from this provisional amount, possibly materially, as a result of additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of Tax Reform. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.
Following is a summary of the deferred tax assets and liabilities (in thousands):

December 31,	2017	2016
Long-term deferred tax assets:
Receivables	$526	$573
Inventory	1,513	2,212
Insurance	7,401	12,524
Deferred compensation	8,985	12,740
Other accrued liabilities	1,525	2,294
Accrued compensation	1,738	11,031
Other	1,379	2,481
Net operating loss carryforwards	2,614	2,341
Valuation allowance	(2,471)	(2,153)
Total long-term deferred tax assets	23,210	44,043
Long-term deferred tax liabilities:
Property and equipment	16,832	29,400
Contract income recognition	7,739	20,084
Total long-term deferred tax liabilities	24,571	49,484
Net long-term deferred tax liabilities	$(1,361)	$(5,441)
As of December 31, 2017, our deferred tax asset for net operating loss carryforwards relates to state and local net operating loss carryforwards with the significant carryforwards expiring beginning in 2035. We have provided a valuation allowance on the net deferred tax assets for certain state and local jurisdictions because we do not believe it is more likely than not that they will be realized.
The following is a summary of the change in valuation allowance (in thousands):

December 31,	2017	2016	2015
Beginning balance	$2,153	$641	$1,185
Additions (deductions), net	318	1,512	(544)
Ending balance	$2,471	$2,153	$641
The additions to the valuation allowance are related to the revaluation of our net deferred tax assets related to U.S. Tax Reform enacted during the year ended December 31, 2017 discussed above. Deductions to the valuation allowance are insignificant for the year ended December 31, 2017.

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Uncertain tax positions: We file income tax returns in the U.S. and various state and local jurisdictions. We are currently under examination by various state taxing authorities for various tax years. We do not anticipate that any of these audits will result in a material change in our financial position. We are no longer subject to U.S. federal examinations by tax authorities for years before 2012. With few exceptions, as of December 31, 2017, we are no longer subject to state examinations by taxing authorities for years before 2010.
We had approximately $3.2 million and $3.3 million of total gross unrecognized tax benefits as of December 31, 2017 and 2016, respectively. There were approximately $3.1 million and $3.2 million of unrecognized tax benefits that would affect the effective tax rate in any future period at December 31, 2017 and 2016, respectively. We do not anticipate a significant increase or decrease in our unrecognized tax benefits that will impact our effective tax rate in 2018.
The following is a tabular reconciliation of unrecognized tax benefits (in thousands) the balance of which is included in other long-term liabilities on the consolidated balance sheets:

December 31,	2017	2016	2015
Beginning balance	$3,262	$1,578	$887
Gross increases – current period tax positions	—	1,902	1,006
Gross decreases – current period tax positions	(73)	(125)	(156)
Gross increases – prior period tax positions	1	2	—
Gross decreases – prior period tax positions	(6)	(5)	—
Settlements with taxing authorities/lapse of statute of limitations	(13)	(90)	(159)
Ending balance	$3,171	$3,262	$1,578
We record interest on uncertain tax positions in interest expense in our consolidated statements of operations. During the years ended December 31, 2017, 2016 and 2015, we recognized approximately $0.2 million interest expense, $0.1 million interest expense and $0.1 million of interest income, respectively. Approximately $0.4 million and $0.2 million of accrued interest related to our uncertain tax position liability was included in other long-term liabilities in our consolidated balance sheets at December 31, 2017 and 2016, respectively.
16. Commitments, Contingencies and Guarantees
Leases: Minimum rental commitments and minimum royalty requirements under all noncancellable operating leases, primarily quarry property, in effect at December 31, 2017 were (in thousands):

Years Ending December 31,
2018	$12,169
2019	8,946
2020	7,997
2021	6,874
2022	4,794
Later years (through 2046)	7,171
Total	$47,951
Operating lease and equipment rental and royalty expense primarily included in cost of revenue in our consolidated statements of operations was $16.4 million, $18.2 million and $11.3 million in 2017, 2016 and 2015, respectively.
Performance Guarantees
We participate in various joint ventures and line item joint ventures under which each partner is responsible for performing certain discrete items of the total scope of contracted work. See Note 1, Note 6 and Note 10 for further details.
Surety Bonds
We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At December 31, 2017, $3.5 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

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
Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in the consolidated balance sheets. The aggregate liabilities recorded as of December 31, 2017 and 2016 related to these matters were approximately $0.9 million and $4.3 million, respectively, and were primarily included in accounts payable and accrued expenses and other current liabilities in our consolidated balance sheets. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, including those related to liquidated damages, could have a material impact on our consolidated financial statements if they become probable and the reasonably estimable amount is determined.
18. Business Segment Information
Our reportable segments are: Construction, Large Project Construction and Construction Materials.
In addition to business segments, we review our business by operating groups. Our operating groups are defined as follows: (i) California; (ii) Northwest, which primarily includes offices in Alaska, Arizona, Nevada, Utah and Washington; (iii) Heavy Civil, which primarily includes offices in California, Florida, New York and Texas and (iv) Kenny, which primarily includes offices in Illinois. Each of these operating groups may include financial results from our Construction and Large Project Construction segments. Our California and Northwest operating groups include financial results from our Construction Materials segment.
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

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summarized segment information is as follows (in thousands):

Years Ended December 31,	Construction	Large Project Construction	Construction Materials	Total
2017
Total revenue from reportable segments	$1,664,708	$1,032,229	$467,140	$3,164,077
Elimination of intersegment revenue	—	—	(174,364)	(174,364)
Revenue from external customers	1,664,708	1,032,229	292,776	2,989,713
Gross profit	247,014	29,793	38,126	314,933
Depreciation, depletion and amortization	22,517	11,087	22,393	55,997
Segment assets	136,031	340,105	282,709	758,845
2016
Total revenue from reportable segments	$1,365,198	$888,193	$425,029	$2,678,420
Elimination of intersegment revenue	—	—	(163,803)	(163,803)
Revenue from external customers	1,365,198	888,193	261,226	2,514,617
Gross profit	209,215	64,137	28,018	301,370
Depreciation, depletion and amortization	22,816	6,796	23,437	53,049
Segment assets	151,475	314,823	282,472	748,770
2015
Total revenue from reportable segments	$1,262,675	$812,720	$432,284	$2,507,679
Elimination of intersegment revenue	—	—	(136,650)	(136,650)
Revenue from external customers	1,262,675	812,720	295,634	2,371,029
Gross profit	187,506	79,467	32,863	299,836
Depreciation, depletion and amortization	20,117	10,343	22,389	52,849
Segment assets	139,399	274,975	288,900	703,274
A reconciliation of segment gross profit to consolidated income before provision for income taxes is as follows (in thousands):

Years Ended December 31,	2017	2016	2015
Total gross profit from reportable segments	$314,933	$301,370	$299,836
Selling, general and administrative expenses	222,811	219,299	203,817
Restructuring gains	(2,411)	(1,925)	(6,003)
Gain on sales of property and equipment	(4,182)	(8,358)	(8,286)
Total other (income) expense	(5,748)	(4,008)	6,881
Income before provision for income taxes	$104,463	$96,362	$103,427
A reconciliation of segment assets to consolidated total assets is as follows (in thousands):

December 31,	2017	2016	2015
Total assets for reportable segments	$758,845	$748,770	$703,274
Assets not allocated to segments:
Cash and cash equivalents	233,711	189,326	252,836
Short-term and long-term marketable securities	132,790	127,779	105,695
Receivables, net	479,791	419,345	340,822
Deferred income taxes, net	—	—	4,329
Other current assets, excluding segment assets	140,478	113,010	85,556
Property and equipment, net, excluding segment assets	29,242	32,397	36,721
Investments in affiliates	38,469	35,668	33,182
Other noncurrent assets, excluding segment assets	58,652	67,158	64,463
Consolidated total assets	$1,871,978	$1,733,453	$1,626,878

GRANITE CONSTRUCTION INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19. Subsequent Events Footnote
On February 13, 2018, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) to acquire Layne Christensen Company (“Layne”), a U.S.-based global water management, construction and drilling company. The acquisition is subject to the approval by Layne stockholders and other customary closing conditions.
The transaction is structured as a stock-for-stock merger in which each outstanding share of Layne common stock will be exchanged for 0.27 share of Company common stock. All outstanding stock options, restricted stock awards and unvested performance shares will be cashed out in accordance with the terms of the Merger Agreement. Using Granite’s closing share price as of February 16, 2018 of $60.36, the purchase price of the transaction in stock and cash would be approximately $360 million, excluding the assumption of approximately $209 million of debt at its estimated fair market value using Level 3 inputs as of February 16, 2018. The ultimate value of the transaction will be determined on the closing date in accordance with the terms of the Merger Agreement.
Following the completion of the acquisition, two outstanding issuances of Layne’s convertible notes will remain outstanding. The 4.25% convertible notes (the “4.25% Notes”) have outstanding principal of $69.5 million, a current conversion price of $22.93 per Layne share and mature on November 15, 2018. As permitted under the terms of the 4.25% Note indenture, following the closing, the conversion provisions of the 4.25% Notes will be amended to provide that the 4.25% notes will be cash settled only. The 8.0% convertible notes (the “8.0% Notes”) have outstanding principal of $99.9 million, a current conversion price of $11.70 per Layne share and mature on May 1, 2019. The maturity of the 8.0% Notes accelerates to August 15, 2018 if the 4.25% Notes remain outstanding on that date. At closing, the 8.0% Notes will become convertible into shares of Company common stock. At closing, the Company will also assume Layne’s $24.5 million of letters of credit, or issue new letters of credit. These additional debt obligations assumed at closing would exceed the amount of indebtedness currently permitted under the Company’s existing credit facility and private placement notes. The Company will seek consents or waivers from its existing lenders with respect to this additional indebtedness. The Company has also received a commitment letter for a new $370 million backstop financing facility, which the Company will use to the extent these consents or waivers are not received prior to closing.
Item 16. FORM 10-K SUMMARY
None.

Quarterly Financial Data
The following table sets forth selected unaudited quarterly financial information for the years ended December 31, 2017 and 2016. This information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contains all adjustments necessary for a fair statement thereof. Net income (loss) per share calculations are based on the weighted average common shares outstanding for each period presented. Accordingly, the sum of the quarterly net income (loss) per share amounts may not equal the per share amount reported for the year.

QUARTERLY FINANCIAL DATA
(unaudited - dollars in thousands, except per share data)
2017 Quarters Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$801,274	$957,126	$762,913	$468,400
Gross profit	100,707	114,530	74,570	25,126
As a percent of revenue	12.6%	12.0%	9.8%	5.4%
Net income (loss)	$35,325	$48,055	$16,272	$(23,851)
As a percent of revenue	4.4%	5.0%	2.1%	(5.1)%
Net income (loss) attributable to Granite	$32,773	$45,982	$14,133	$(23,790)
As a percent of revenue	4.1%	4.8%	1.9%	(5.1)%
Net income (loss) per share attributable to common shareholders:
Basic	$0.82	$1.15	$0.35	$(0.60)
Diluted	$0.81	$1.14	$0.35	$(0.60)

2016 Quarters Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$666,681	$803,905	$604,579	$439,452
Gross profit	81,250	107,674	73,201	39,245
As a percent of revenue	12.2%	13.4%	12.1%	8.9%
Net income (loss)	$19,264	$38,172	$18,526	$(9,762)
As a percent of revenue	2.9%	4.7%	3.1%	(2.2)%
Net income (loss) attributable to Granite	$16,173	$37,190	$14,199	$(10,440)
As a percent of revenue	2.4%	4.6%	2.3%	(2.4)%
Net income (loss) per share attributable to common shareholders:
Basic	$0.41	$0.94	$0.36	$(0.27)
Diluted	$0.40	$0.92	$0.35	$(0.27)

 INDEX TO 10-K EXHIBITS

Exhibit No.		Exhibit Description
2.1	*
Agreement and Plan of Merger by and among Granite Construction Incorporated, Layne Christensen Company and Lowercase Merger Sub Incorporated, dated as of February 13, 2018 [Exhibit 2.1 to the Company’s Form 8-K filed on February 14, 2018]

2.2	*	Stock Purchase Agreement, dated December 28, 2012, by and between Granite Construction Incorporated and Kenny Industries, Inc. [Exhibit 2.1 to the Company’s Form 8-K filed on January 4, 2013]
3.1	*	Certificate of Incorporation of Granite Construction Incorporated, as amended [Exhibit 3.1.b to the Company’s Form 10-Q for quarter ended June 30, 2006]
3.2	*	Amended Bylaws of Granite Construction Incorporated [Exhibit 3.1 to the Company’s Form 8-K filed on November 15, 2011]
10.1	* **	Key Management Deferred Compensation Plan II, as amended and restated [Exhibit 10.1 to the Company’s Form 10-Q for quarter ended March 31, 2010]
10.2	* **	Granite Construction Incorporated Amended and Restated 1999 Equity Incentive Plan as Amended and Restated [Exhibit 10.1 to the Company’s Form 10-Q for quarter ended June 30, 2009]
10.2.a	* **
Amendment No. 1 to the Granite Construction Incorporated Amended and Restated 1999 Equity Incentive Plan as Amended and Restated [Exhibit 10.2.a to the Company’s Form 10-K for year ended December 31, 2009]

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

10.11	* **	Form of Amended and Restated Director and Officer Indemnification Agreement [Exhibit 10.10 to the Company’s Form 10-K for year ended December 31, 2002]
10.12	* **	Executive Retention and Severance Plan II effective as of March 9, 2011 [Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2011]
10.13	* **	Form of Restricted Stock Agreement effective March 2010 [Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2010]
10.14	* **	Form of Non-employee Director Stock Option Agreement as amended and effective April 7, 2006 [Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2010]
10.15	* **	Form of Restricted Stock Units Agreement effective January 1, 2010 [Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2010]
10.16	* **	Form of Non-employee Director Restricted Stock Units Agreement effective January 1, 2010 [Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2010]
10.17	* **	Granite Construction Incorporated Annual Incentive Plan effective January 1, 2010, as amended [Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2011]
10.18	* **	Amendment No. 2 to the Granite Construction Incorporated Annual Incentive Plan effective January 1, 2012 [Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2011]
10.19	* **	Granite Construction Incorporated Long Term Incentive Plan effective January 1, 2010, as amended [Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2011]
10.20	* **	Amendment No. 2 to the Granite Construction Incorporated Long Term Incentive Plan effective January 1, 2012 [Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2011]
10.21	* **	Granite Construction Incorporated 2012 Equity Incentive Plan [Exhibit 10.1 to the Company’s Form 8-K filed on May 25, 2012]
10.22	* **	Form of Non-Employee Director Restricted Stock Unit Agreement effective May 22, 2012 [Exhibit 10.2 to the Company’s Form 8-K filed on May 25, 2012]
10.23	* **	Granite Construction Incorporated NEO LTIP Awards Form of Restricted Stock Unit Agreement (Vesting on Date of Grant) [Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 2012]
10.24	* **	Granite Construction Incorporated NEO LTIP Awards Form of Restricted Stock Unit Agreement (3 Year Vesting Schedule) [Exhibit 10.31 to the Company's Form 10-K for the year ended December 31, 2012]

Exhibit No.		Exhibit Description
10.25	*	Second Amendment to Note Purchase Agreement, dated as of March 3, 2014 [Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 2013]
10.26	*
Second Amended and Restated Credit Agreement, dated October 28, 2015, by and among Granite Construction Incorporated, Granite Construction Company, GILC Incorporated, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer [Exhibit 10.26 to the Company's Form 10-K for the year ended December 31, 2015]

10.27	*
Second Amended and Restated Guaranty Agreement, dated October 28, 2015, by and among Granite Construction Incorporated, the guarantors party thereto and Bank of America, N.A., as Administrative Agent [Exhibit 10.26 to the Company's Form 10-K for the year ended December 31, 2015]

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

By: /s/ Laurel J. Krzeminski
Laurel J. Krzeminski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the dates indicated.

/s/ William H. Powell
William H. Powell, Chairman of the Board and Director	February 16, 2018

/s/ James H. Roberts
James H. Roberts, President and Chief Executive Officer	February 16, 2018

By: /s/ Laurel J. Krzeminski
Laurel J. Krzeminski	February 16, 2018

/s/ Claes G. Bjork
Claes G. Bjork, Director	February 16, 2018

/s/ James W. Bradford, Jr.
James W. Bradford, Jr., Director	February 16, 2018

/s/ David C. Darnell
David C. Darnell, Director	February 16, 2018

/s/ Patricia D. Galloway
Patricia D. Galloway, Director	February 16, 2018

/s/ David H. Kelsey
David H. Kelsey, Director	February 16, 2018

/s/ Celeste B. Mastin
Celeste B. Mastin, Director	February 16, 2018

/s/ Michael F. McNally
Michael F. McNally, Director	February 16, 2018

/s/ Gaddi H. Vasquez
Gaddi H. Vasquez, Director	February 16, 2018