Form 10-Q
period 2018-03-31
GRANITE CONSTRUCTION INC
filed 2018-05-01
CIK 861459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 24, 2018.

Class	Outstanding
Common Stock, $0.01 par value	40,048,328

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except share and per share data)

	March 31, 2018	December 31, 2017	March 31, 2017
ASSETS
Current assets
Cash and cash equivalents ($91,903, $94,359 and $60,406 related to consolidated construction joint ventures (“CCJVs”))	$193,581	$233,711	$169,501
Short-term marketable securities	39,961	67,775	67,824
Receivables, net ($17,598, $52,031 and $55,215 related to CCJVs)	330,192	479,791	351,091
Contract assets ($23,889, $0 and $0 related to CCJVs)	178,663	—	—
Costs and estimated earnings in excess of billings ($0, $1,437 and $2,965 related to CCJVs)	—	103,965	90,112
Inventories	71,295	62,497	58,781
Equity in construction joint ventures	254,816	247,826	235,683
Other current assets ($14,180, $10,384 and $7,047 related to CCJVs)	43,125	36,513	54,542
Total current assets	1,111,633	1,232,078	1,027,534
Property and equipment, net ($44,655, $38,361 and $26,161 related to CCJVs)	409,708	407,418	412,490
Long-term marketable securities	67,305	65,015	59,989
Investments in affiliates	38,682	38,469	36,410
Goodwill	53,799	53,799	53,799
Deferred income taxes, net	3,718	—	—
Other noncurrent assets	74,382	75,199	87,997
Total assets	$1,759,227	$1,871,978	$1,678,219

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$47,298	$46,048	$14,796
Accounts payable ($31,854, $34,795 and $19,386 related to CCJVs)	226,253	237,673	170,006
Contract liabilities ($33,760, $0 and $0 related to CCJVs)	71,030	—	—
Billings in excess of costs and estimated earnings ($0, $37,701 and $34,467 related to CCJVs)	—	135,146	91,527
Accrued expenses and other current liabilities ($2,090, $2,126 and $1,426 related to CCJVs)	233,637	236,407	224,850
Total current liabilities	578,218	655,274	501,179
Long-term debt	176,011	178,453	228,306
Deferred income taxes, net	—	1,361	5,609
Other long-term liabilities	40,104	44,085	47,066
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 40,047,187 shares as of March 31, 2018, 39,871,314 shares as of December 31, 2017 and 39,815,232 shares as of March 31, 2017	400	399	398
Additional paid-in capital	162,038	160,376	152,805
Accumulated other comprehensive income (loss)	1,197	634	(257)
Retained earnings	751,801	783,699	706,571
Total Granite Construction Incorporated shareholders’ equity	915,436	945,108	859,517
Non-controlling interests	49,458	47,697	36,542
Total equity	964,894	992,805	896,059
Total liabilities and equity	$1,759,227	$1,871,978	$1,678,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - in thousands, except per share data)

Three Months Ended March 31,	2018	2017
Revenue
Construction	$269,243	$226,849
Large Project Construction	248,414	207,033
Construction Materials	45,722	34,518
Total revenue	563,379	468,400
Cost of revenue
Construction	230,847	199,520
Large Project Construction	228,048	204,478
Construction Materials	48,201	39,276
Total cost of revenue	507,096	443,274
Gross profit	56,283	25,126
Selling, general and administrative expenses	61,252	61,837
Acquisition and integration expenses	8,409	—
Gain on sales of property and equipment	(543)	(270)
Operating loss	(12,835)	(36,441)
Other expense (income)
Interest income	(1,521)	(1,051)
Interest expense	2,435	2,743
Equity in income of affiliates	(224)	(916)
Other expense (income), net	268	(870)
Total other expense (income)	958	(94)
Loss before benefit from income taxes	(13,793)	(36,347)
Benefit from income taxes	(4,131)	(12,496)
Net loss	(9,662)	(23,851)
Amount attributable to non-controlling interests	(1,761)	61
Net loss attributable to Granite Construction Incorporated	$(11,423)	$(23,790)

Net loss per share attributable to common shareholders (see Note 14)
Basic	$(0.29)	$(0.60)
Diluted	$(0.29)	$(0.60)
Weighted average shares of common stock
Basic	39,908	39,649
Diluted	39,908	39,649
Dividends per common share	$0.13	$0.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited - in thousands)

Three Months Ended March 31,	2018	2017
Net loss	$(9,662)	$(23,851)
Other comprehensive income (loss), net of tax:
Net unrealized gain on derivatives	$620	$52
Less: reclassification for net (gains) losses included in interest expense	(40)	69
Net change	$580	$121
Foreign currency translation adjustments, net	(17)	(7)
Other comprehensive income	$563	$114
Comprehensive loss	$(9,099)	$(23,737)
Non-controlling interests in comprehensive loss	(1,761)	61
Comprehensive loss attributable to Granite	$(10,860)	$(23,676)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

Three Months Ended March 31,	2018	2017
Operating activities
Net loss	$(9,662)	$(23,851)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	15,511	14,649
Gain on sales of property and equipment, net	(543)	(270)
Stock-based compensation	7,772	8,913
Equity in net income from unconsolidated joint ventures	(2,637)	(1,456)
Changes in assets and liabilities:
Receivables	58,527	68,272
Costs and estimated earnings in excess of billings, net	—	(25,581)
Contract assets, net	(47,777)	—
Inventories	(8,798)	(3,536)
Contributions to unconsolidated construction joint ventures	(26,067)	(813)
Distributions from unconsolidated construction joint ventures	4,036	16,179
Other assets, net	(6,136)	(18,465)
Accounts payable	(12,838)	(28,161)
Accrued expenses and other current liabilities, net	(9,008)	7,456
Net cash (used in) provided by operating activities	(37,620)	13,336
Investing activities
Purchases of marketable securities	(9,952)	(29,910)
Maturities of marketable securities	35,000	30,000
Purchases of property and equipment ($0 and $6,207 related to CCJVs)	(15,967)	(21,372)
Proceeds from sales of property and equipment	675	1,060
Other investing activities, net	345	67
Net cash provided by (used in) investing activities	10,101	(20,155)
Financing activities
Long-term debt principal repayments	(1,250)	(1,250)
Cash dividends paid	(5,183)	(5,151)
Repurchases of common stock	(6,119)	(6,448)
Other financing activities, net	(59)	(157)
Net cash used in financing activities	(12,611)	(13,006)
Decrease in cash and cash equivalents	(40,130)	(19,825)
Cash and cash equivalents at beginning of period	233,711	189,326
Cash and cash equivalents at end of period	$193,581	$169,501

Supplementary Information
Cash paid during the period for:
Interest	$1,509	$1,242
Income taxes	149	1,897
Non-cash investing and financing activities:
Restricted stock units issued, net of forfeitures	$12,257	$11,109
Accrued cash dividends	5,206	5,176
Accrued equipment purchases	(1,418)	749

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” “the Company” or “Granite”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at March 31, 2018 and 2017 and the results of our operations and cash flows for the periods presented. The December 31, 2017 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements, except for the adoption of Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business and ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting during the three months ended March 31, 2018, none of which had a material impact on our condensed consolidated financial statements. In addition, effective during the quarter ended March 31, 2018, we adopted ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No.118, the impact of which is disclosed in Note 15 and effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers and subsequently issued additional related ASUs (“Topic 606”), the impact of which is described in detail below.

Reclassifications: Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

Effect of adopting Topic 606

The core principle of Topic 606 is that revenue will be recognized when promised goods or services are transferred to customers in an amount that reflects consideration for which entitlement is expected in exchange for those goods or services. We adopted Topic 606 using a modified retrospective transition approach and elected to apply Topic 606 to contracts with customers that are not substantially complete, i.e. less than 90% complete, as of January 1, 2018.

While the adoption of Topic 606 did not have an impact on revenue of our Construction Materials segment, it did impact revenue of our Construction and Large Project Construction segments specifically in the following areas:

•

Multiple performance obligations – In accordance with Topic 606, we have reviewed construction contracts with customers, including those related to contract modifications, to determine if there are multiple performance obligations. Based on this review, we have identified one unconsolidated joint venture contract in our Large Project Construction segment that has multiple performance obligations.

•

Multiple contracts – We reviewed contracts containing task orders and identified one Construction segment master contract that consists of multiple individual contracts as defined by Topic 606. Previously, revenue for this contract was forecasted and recorded at the master contract level.

•

Revenue recognition – We identified one contract in our Large Project Construction segment where performance obligations are satisfied and control of the promised goods and services are transferred to the customer upon delivery of goods rather than over time. Previously, revenue for this contract was recognized over time.

•

Provisions for losses – We identified one unconsolidated joint venture contract in our Large Project Construction segment that has actual and provisions for losses at the performance obligation level related to completed and uncompleted performance obligations, respectively. Previously, provisions for losses were recorded at the contract level.

The impact to retained earnings as of January 1, 2018 from the adoption of Topic 606 related to the items noted above was a net cumulative decrease of $15.2 million.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

In addition, as of January 1, 2018, we began to separately present contract assets and liabilities in the condensed consolidated balance sheets. Contract assets include amounts due under contractual retainage provisions that were previously included in accounts receivable and costs, and estimated earnings in excess of billings that were previously separately presented. Contract liabilities include billings in excess of costs and estimated earnings that were previously separately presented as well as provisions for losses that were previously included in accrued and other current liabilities. See Note 6 for further information.

Disclosures included in Notes 4, 5 and 6 are related to the adoption of Topic 606 and are revenue disaggregated by operating group, information about unearned revenue and contract assets and liabilities, respectively.

The accounting policies that were affected by Topic 606 and the changes thereto are as follows:

Revenue Recognition: Our revenue is primarily derived from construction contracts that can span several quarters or years and from sales of construction materials. We recognize revenue in accordance with Topic 606. Topic 606 provides for a five-step model for recognizing revenue from contracts with customers as follows:

1.	Identify the contract
2.	Identify performance obligations
3.	Determine the transaction price
4.	Allocate the transaction price
5.	Recognize revenue

Generally, our contracts contain one performance obligation.

Contracts with customers in our Construction Materials segment are typically defined by our customary business practices and are valued at the contractual selling price per unit. Our customary business practices are for the delivery of a separately identifiable good at a point in time which is typically when delivery to the customer occurs.

Contracts in our Construction and Large Project Construction segments may contain multiple distinct promises or multiple contracts within a master agreement (e.g. contracts that cross multiple locations/geographies and task orders), which we review at contract inception to determine if they represent multiple performance obligations or multiple separate contracts. This review consists of determining if promises or groups of promises are distinct within the context of the contract, including whether contracts are physically contiguous, contain task orders, purchase orders, or sales orders and/or contain elements not related to design and/or build.

The transaction price is the amount of consideration to which we expect to be entitled in exchange for transferring goods and services to the customer. The consideration promised in a contract with customers of our Construction and Large Project Construction segments may include both fixed amounts and variable amounts (e.g. bonuses/incentives or penalties/liquidated damages) to the extent that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved (“probable”) and estimable. When a contract has a single performance obligation, the entire transaction price is attributed to that performance obligation. When a contract has more than one performance obligation, the transaction price is allocated to each performance obligation based on estimated relative standalone selling prices of the goods or services at the inception of the contract, which typically is determined using cost plus an appropriate margin.

Subsequent to the inception of a contract in our Construction and Large Project Construction segments, the transaction price could change for various reasons, including the executed or estimated amount of change orders and unresolved contract modifications and claims to or from owners. Changes that are accounted for as an adjustment to existing performance obligations are allocated on the same basis at contract inception. Otherwise, changes are accounted for as separate performance obligation(s) and the separate transaction price is allocated as discussed above.

Changes are made to the transaction price from unapproved change orders to the extent the amount can be reliably estimated and recovery is probable.

On certain projects we have submitted and have pending unresolved contract modifications and affirmative claims (“affirmative claims”) to recover additional costs and the associated profit, if applicable, to which the Company believes it is entitled under the terms of contracts with customers, subcontractors, vendors or others. The owners or their authorized representatives and/or other third parties may be in partial or full agreement with the modifications or affirmative claims, or may have rejected or disagree entirely or partially as to such entitlement.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Changes are made to the transaction price from affirmative claims with customers to the extent it is probable that a claim settlement with a customer will result in additional revenue and the amount can be reasonably estimated. A reduction to costs related to affirmative claims with non-customers with whom we have a contractual arrangement (“back charges”) is recognized when the estimated recovery is probable and the amount can be reasonably estimated. Except for contractual back charges, a reduction to cost related to affirmative claims against non-customers that are unrelated to jobs is recognized when the claims are settled. Recognizing affirmative claims and back charge recoveries requires significant judgments of certain factors including, but not limited to, dispute resolution developments and outcomes, anticipated negotiation results, and the cost of resolving such matters and estimates.

Certain construction contracts include retention provisions to provide assurance to our customers that we will perform in accordance with the contract terms and are therefore not considered a financing benefit. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the customer. We have determined there are no significant financing components in our contracts during the three months ended March 31, 2018.

Typically, performance obligations related to contracts in our Construction and Large Project Construction segments are satisfied over time because our performance typically creates or enhances an asset that the customer controls as the asset is created or enhanced. We recognize revenue as performance obligations are satisfied and control of the promised good and service is transferred to the customer. Revenue in our Construction and Large Project Construction segments is ordinarily recognized over time as control is transferred to the customers by measuring the progress toward complete satisfaction of the performance obligation(s) using an input (i.e., “cost to cost”) method. Under the cost to cost method, costs incurred to-date are generally the best depiction of transfer of control.

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

The foregoing factors, as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit and gross profit margin from period to period. Significant changes in cost estimates, particularly in our larger, more complex projects have had, and can in future periods have, a significant effect on our profitability.  All contract costs, including those associated with affirmative claims, change orders and back charges, are recorded as incurred and revisions to estimated total costs are reflected as soon as the obligation to perform is determined to be probable. Contract costs consist of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs).

All state and federal government contracts and many of our other contracts provide for termination of the contract at the convenience of the party contracting with us, with provisions to pay us for work performed through the date of termination including demobilization cost.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Generally, costs to obtain our contracts (“pre-bid costs”) that are not expected to be recovered from the customer are expensed as incurred and included in selling, general and administrative expenses on our consolidated statements of operations. Pre-bid costs that are explicitly chargeable to the customer even if the contract is not obtained are included in accounts receivable on our consolidated balance sheets with a corresponding reduction to selling, general and administrative expenses on our consolidated statements of operations.

Unearned Revenue: Unearned revenue represents the aggregate amount of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations at the end of a reporting period. We generally include a project in our unearned revenue at the time a contract is awarded, the contract has been executed and to the extent we believe funding is probable. Certain contracts contain contract options that are exercisable at the option of our customers without requiring us to go through an additional competitive bidding process or contain task orders related to master contracts under which we perform work only when the customer awards specific task orders to us. Contract options and task orders are included in unearned revenue when exercised or issued, respectively.

Substantially all of the contracts in our unearned revenue may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past. Many projects in our Construction segment are added to unearned revenue and completed within the same fiscal quarter or year and, therefore, may not be reflected in our beginning or ending unearned revenue. Approximately $1.9 billion of the March 31, 2018 unearned revenue is expected to be recognized within the next twelve months and the remaining amount will be recognized thereafter. Unearned revenue is presented by segment and operating group in Note 5.

Contract Assets: Our contract assets include amounts due under contractual retainage provisions and costs, and estimated earnings in excess of billings. The balances billed but not paid by customers pursuant to retainage provisions generally become due upon completion and acceptance of the project work or products by the owners. Costs and estimated earnings in excess of billings also represent amounts earned and reimbursable under contracts, including claim recovery estimates, but have a conditional right for billing and payment such as achievement of milestones or completion of the project. With the exception of customer affirmative claims, generally, such unbilled amounts will become billable according to the contract terms and generally will be billed and collected over the next twelve months. Settlement with the customer of outstanding affirmative claims is dependent on the claims resolution process and could extend beyond one year or the project operating cycle. Based on our historical experience, we generally consider the collection risk related to billable amounts to be low. When events or conditions indicate that it is probable that the amounts outstanding become unbillable, the transaction price and associated contract asset is reduced.

Costs to mobilize equipment and labor to a job site, prior to substantive work beginning (“mobilization costs”) are capitalized as incurred and amortized over the expected duration of the contract. As of March 31, 2018 and January 1, 2018, we had no material capitalized mobilization costs.

Contract Liabilities: Our contract liabilities consist of provisions for losses and billings in excess of costs and estimated earnings. Provisions for losses are recognized in the consolidated statements of operations at the uncompleted performance obligation level for the amount of total estimated losses in the period that evidence indicates that the estimated total cost of a performance obligation exceeds its estimated total revenue. Billings in excess of costs and estimated earnings are billings to customers on contracts in advance of work performed, including advance payments negotiated as a contract condition. Generally, unearned project-related costs will be earned over the next twelve months.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The amounts by which each condensed consolidated balance sheet line item as of March 31, 2018, and condensed consolidated statement of operations line item for the three months ended March 31, 2018 was affected by the adoption of Topic 606 relative to the previous revenue guidance are presented in the tables below. The changes are primarily related to reclassifications on the condensed consolidated balance sheet and the impact on the condensed consolidated statement of operations, both from new requirements under Topic 606. The change in retained earnings is net of the cumulative effect of initially applying Topic 606.

Condensed Consolidated Balance Sheet	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
ASSETS
Receivables, net	$330,192	$426,123	$(95,931)
Contract assets	178,663	—	178,663
Costs and estimated earnings in excess of billings	—	120,136	(120,136)
Other current assets	43,125	43,788	(663)
Deferred income taxes, net	3,718	—	3,718

LIABILITIES AND EQUITY
Contract liabilities	$71,030	$—	$71,030
Billings in excess of costs and estimated earnings	—	104,306	(104,306)
Accrued expenses and other current liabilities	233,637	220,084	13,553
Deferred income taxes, net	—	1,554	(1,554)
Retained earnings	751,801	764,872	(13,071)

Condensed Consolidated Statement of Operations	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Revenue
Construction	$269,243	$269,481	$(238)
Large Project Construction	248,414	246,621	1,793
Cost of revenue
Construction	230,847	230,847	—
Large Project Construction	228,048	229,284	(1,236)
Gross profit	56,283	53,491	2,792
Operating (loss) income	(12,835)	(15,627)	2,792
(Benefit from) provision for income taxes	(4,131)	(4,794)	663
Net (loss) income	(9,662)	(11,791)	2,129
Net (loss) income attributable to Granite	(11,423)	(13,552)	2,129

2.	Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) and subsequently issued a related ASU, which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The ASU will be effective commencing with our quarter ending March 31, 2019. We expect the adoption of this ASU to have a material and equal increase to current assets and current liabilities on our consolidated balance sheets.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded tax affects resulting from the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”), from accumulated other comprehensive income to retained earnings. In addition, the ASU requires certain new disclosures regardless of the election. This ASU will be effective commencing with our quarter ending March 31, 2019. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

3.	Revisions in Estimates

Our profit recognition related to construction contracts is based on estimates of costs to complete each project. These estimates can vary significantly in the normal course of business as projects progress, circumstances develop and evolve, and uncertainties are resolved. When we experience significant changes in our estimates of costs to complete, we undergo a process that includes reviewing the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as revisions in estimates for the current period. For revisions in estimates, generally we use the cumulative catch-up method for changes to the transaction price that are part of a single performance obligation. Under this method, revisions in estimates are accounted for in their entirety in the period of change. There can be no assurance that we will not experience further changes in circumstances or otherwise be required to revise our cost estimates in the future.

In our review of these changes for the three months ended March 31, 2018, we did not identify any material amounts that should have been recorded in a prior period. In our review of these changes for the three months ended March 31, 2017, we identified and corrected amounts that should have been recorded during the three months ended September 30, 2016. This correction resulted in a $4.9 million decrease to Large Project Construction revenue and gross profit and a $1.6 million increase in net loss attributable to Granite Construction Incorporated for the three months ended March 31, 2017. We have assessed the impact of this correction to the financial statements of prior periods’ as well as to the financial statements for the three months ended March 31, 2017 and the year ended December 31, 2017 and have concluded that the amounts were not material.

In the normal course of business, we have revisions in estimated costs some of which are associated with unresolved affirmative claims and back charges. The estimated or actual recovery related to these estimated costs may be recorded in future periods or may be at values below the associated cost, which can cause fluctuations in the gross profit impact from revisions in estimates.

Affirmative Claims

Revisions in estimates for the three months ended March 31, 2018 included an increase in revenue of $2.6 million related to the estimated cost recovery of customer affirmative claims, which included increases of $2.1 million that were also affected by an increase in estimated contract costs in excess of the estimated recovery during the three months ended March 31, 2018. The remaining $0.5 million had estimated contract costs in excess of the estimated cost recovery that were recorded in prior periods.

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

Back Charges

Revisions in estimates for the three months ended March 31, 2018 included a reduction of cost of revenue of $0.4 million  related to the estimated recovery of back charges of which $0.2 million was also affected by an increase in estimated contract costs that were in excess of the estimated recovery during the three months ended March 31, 2018. The remaining $0.2 million had estimated contract costs in excess of estimated cost recovery that were recorded in prior periods.

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Construction

There were no changes in project profitability from revisions in estimates, which individually had an impact of $1.0 million or more on gross profit during the three months ended March 31, 2018 and 2017.

Large Project Construction

The changes in project profitability from revisions in estimates, both increases and decreases, which individually had an impact of $1.0 million or more on gross profit, were decreases of $7.9 million and $13.0 million for the three months ended March 31, 2018 and 2017, respectively.

There were no amounts attributable to non-controlling interests for the three months ended March 31, 2018. The amounts attributable to non-controlling interests were $1.6 million of the net decrease for the three months ended March 31, 2017. The projects are summarized as follows:

Decreases

	Three Months Ended March 31,
(dollars in millions)	2018	2017
Number of projects with downward estimate changes	2	5
Range of reduction in gross profit from each project, net	$2.6 - 5.3	$1.3 - 4.7
Decrease on project profitability	$7.9	$13.0

The decreases during the three months ended March 31, 2018 were due to owner-related and higher costs than originally anticipated and a decrease in estimated recovery from customer affirmative claims. The decreases during March 31, 2017 were due to higher costs than originally anticipated as well as additional design, weather and owner-related costs, net of estimated and actual recovery from customer affirmative claims. As of March 31, 2018, there were four projects for which additional costs were reasonably possible in excess of the probable amounts included in the cost forecast. The reasonably possible aggregate range that has the potential to adversely impact gross profit during the year ended December 31, 2018 was zero to $47.0 million. As the related projects proceed, future estimates may change and could have a material effect on our financial position, results of operations and/or cash flows in the future.

4.	Disaggregation of Revenue

We disaggregate our revenue based on our reportable segments and operating groups as it is the format that is regularly reviewed by management. Our reportable segments are: Construction, Large Project Construction and Construction Materials. Our operating groups are: (i) California; (ii) Northwest; (iii) Heavy Civil; and (iv) Kenny. The following tables present our disaggregated revenue (in thousands):

Three Months Ended March 31, 2018
	Construction	Large Project Construction	Construction Materials	Total
California	$164,096	$12,815	$32,988	$209,899
Northwest	66,442	9,215	12,734	88,391
Heavy Civil	5,200	182,681	—	187,881
Kenny	33,505	43,703	—	77,208
Total	$269,243	$248,414	$45,722	$563,379

Three Months Ended March 31, 2017
	Construction	Large Project Construction	Construction Materials	Total
California	$82,764	$10,121	$24,416	$117,301
Northwest	80,666	3,667	10,102	94,435
Heavy Civil	9,220	161,746	—	170,966
Kenny	54,199	31,499	—	85,698
Total	$226,849	$207,033	$34,518	$468,400

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

5.	Unearned Revenue

The following tables present our unearned revenue as of the respective periods (in thousands):

March 31, 2018

	Construction	Large Project Construction	Total
California	$333,866	$48,162	$382,028
Northwest	362,225	—	362,225
Heavy Civil	54,596	2,233,174	2,287,770
Kenny	130,289	286,269	416,558
Total	$880,976	$2,567,605	$3,448,581

January 1, 2018

	Construction	Large Project Construction	Total
California	$365,771	$40,283	$406,054
Northwest	262,117	53,465	315,582
Heavy Civil	43,016	2,356,769	2,399,785
Kenny	154,524	307,904	462,428
Total	$825,428	$2,758,421	$3,583,849

6.	Contract Assets and Liabilities

During the three months ended March 31, 2018, we recognized revenue of $89.3 million that was included in the contract liability balance at January 1, 2018.

During the three months ended March 31, 2018, we recognized revenue of $27.7 million as a result of changes in contract transaction price related to performance obligations that were satisfied or partially satisfied prior to the period. The changes in contract transaction price were from items such as executed or estimated change orders and unresolved contract modifications and claims.

As of March 31, 2018 and January 1, 2018, the aggregate claim recovery estimates included in contract asset and liability balances were approximately $34.0 million and $26.7 million, respectively. As of March 31, 2017, costs in excess of billings and estimated earnings and billings in excess of estimated earnings included $12.5 million in aggregate claim recovery estimates.

The components of the contract asset balances as of the respective dates were as follows:

	March 31, 2018	January 1, 2018
Costs in excess of billings and estimated earnings	$98,115	$69,755
Contract retention	80,548	91,135
Total contract assets	$178,663	$160,890

Changes in the contract asset balance during the three months ended March 31, 2018 were from the following (in thousands):

Balance at January 1, 2018	$160,890
Change in the measure of progress on projects, net	169,686
Revisions in estimates, net	(4,998)
Billings	(132,586)
Receipts related to contract retention	(14,329)
Balance at March 31, 2018	$178,663

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The components of the contract liability balances as of the respective dates were as follows:

	March 31, 2018	January 1, 2018
Billings in excess of costs and estimated earnings	$70,398	$82,750
Provisions for losses	632	924
Total contract liabilities	$71,030	$83,674

Changes in the contract liability balance during the three months ended March 31, 2018 were from the following (in thousands):

Balance at January 1, 2018	$83,674
Change in the measure of progress on projects, net	(218,024)
Revisions in estimates, net	(2,413)
Billings	208,085
Change in provision for loss, net	(292)
Balance at March 31, 2018	$71,030

7.	Receivables, net

(in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Construction contracts completed and in progress:
Billed	$214,494	$252,467	$142,216
Unbilled	73,128	77,135	85,098
Retentions	—	91,135	82,692
Total construction contracts completed and in progress	287,622	420,737	310,006
Construction material sales	28,233	42,192	25,582
Other	14,442	17,014	15,977
Total gross receivables	330,297	479,943	351,565
Less: allowance for doubtful accounts	105	152	474
Total net receivables	$330,192	$479,791	$351,091

Receivables include billed and unbilled amounts for services provided to clients for which we have an unconditional right to payment as of the end of the applicable period and do not bear interest. Included in other receivables at March 31, 2018, December 31, 2017 and March 31, 2017 were items such as estimated recovery from back charge claims, notes receivable, fuel tax refunds, receivables from vendors and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates. As of March 31, 2018, December 31, 2017 and March 31, 2017, the estimated recovery from back charge claims included in Other receivables was $1.2 million, $1.1 million and $0.3 million, respectively.

Certain construction contracts include retainage provisions that were included in contract assets as of March 31, 2018 and in receivables, net as of December 31, 2017 and March 31, 2017 in our condensed consolidated balance sheets. As of March 31, 2018, December 31, 2017 and March 31, 2017, no retention receivable individually exceeded 10% of total net receivables at any of the presented dates. The majority of the retentions receivable are expected to be collected within one year and there were no retentions receivables determined to be uncollectible.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

8.	Marketable Securities

All marketable securities were classified as held-to-maturity as of the dates presented and the carrying amounts of held-to-maturity securities were as follows:

(in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
U.S. Government and agency obligations	$15,000	$17,910	$12,908
Commercial paper	24,961	49,865	54,916
Total short-term marketable securities	39,961	67,775	67,824
U.S. Government and agency obligations	62,287	59,993	59,989
Corporate bonds	5,018	5,022	—
Total long-term marketable securities	67,305	65,015	59,989
Total marketable securities	$107,266	$132,790	$127,813

Scheduled maturities of held-to-maturity investments were as follows:

(in thousands)	March 31, 2018
Due within one year	$39,961
Due in one to five years	67,305
Total	$107,266

9.	Fair Value Measurement

The following tables summarize significant assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
March 31, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$4,891	$—	$—	$4,891
Total assets	$4,891	$—	$—	$4,891

December 31, 2017
Cash equivalents
Money market funds	$37,284	$—	$—	$37,284
Commercial paper	9,967	—	—	9,967
Total assets	$47,251	$—	$—	$47,251

March 31, 2017
Cash equivalents
Money market funds	$28,091	$—	$—	$28,091
Total assets	$28,091	$—	$—	$28,091

Interest Rate Swaps

As of March 31, 2018, December 31, 2017 and March 31, 2017 the fair value of the cash flow hedge that we entered into in January 2016 was $2.2 million, $1.4 million and $1.0 million, respectively and was included in other current assets in the condensed consolidated balance sheets. The unrealized gains and losses, net of taxes, on the effective portion reported as a component of accumulated other comprehensive income (loss) and the interest expense reclassified from accumulated other comprehensive income (loss) were both immaterial during the three months ended March 31, 2018 and 2017.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Other Assets and Liabilities

The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets were as follows:

		March 31, 2018		December 31, 2017		March 31, 2017
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities	Level 1	$107,266	$106,143	$132,790	$132,002	$127,813	$127,448
Liabilities (including current maturities):
2019 Notes[1]	Level 3	$80,000	$83,086	$80,000	$82,190	$120,000	$125,930
Credit Agreement - term loan[1]	Level 3	88,750	88,803	90,000	89,871	93,750	92,986
Credit Agreement - revolving credit facility[1]	Level 3	55,000	54,858	55,000	55,054	30,000	29,520

1See Note 13 for definitions of 2019 Notes and Credit Agreement.

During the three months ended March 31, 2018 and 2017, we did not record any fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

10.	Construction Joint Ventures

We participate in various construction joint ventures. We have determined that certain of these joint ventures are consolidated because they are variable interest entities (“VIEs”), and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three months ended March 31, 2018, we determined no change to the primary beneficiary was required for existing construction joint ventures.

Due to the joint and several nature of the performance obligations under the related owner contracts, if any of the partners fail to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). At March 31, 2018, there was approximately $4.2 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $1.4 billion represented our share and the remaining $2.8 billion represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ and/or other guarantees.

Consolidated Construction Joint Ventures (“CCJVs”)

At March 31, 2018, we were engaged in six active CCJV projects with total contract values ranging from $49.9 million to $409.7 million and a combined total of $1.2 billion. Our share of revenue remaining to be recognized on these CCJVs was $469.5 million and ranged from $2.8 million to $196.1 million. Our proportionate share of the equity in these joint ventures was between 50.0% and 65.0%. During the three months ended March 31, 2018 and 2017, total revenue from CCJVs was $43.8 million and $35.5 million, respectively. During the three months ended March 31, 2018 and 2017, CCJVs used $2.5 million and $6.5 million of operating cash flows, respectively.

Unconsolidated Construction Joint Ventures

As of March 31, 2018, we were engaged in ten active unconsolidated joint venture projects with total contract values ranging from $77.3 million to $3.7 billion and a combined total of $12.1 billion. Our proportionate share of the equity in these unconsolidated construction joint ventures ranged from 20.0% to 50.0%. As of March 31, 2018, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures was $1.4 billion and ranged from $2.3 million to $326.5 million.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Assets:
Cash, cash equivalents and marketable securities	$325,157	$289,940	$399,445
Other current assets[1]	627,602	812,577	703,498
Noncurrent assets	219,435	219,825	205,517
Less partners’ interest	757,537	869,782	876,118
Granite’s interest[1,2]	414,657	452,560	432,342
Liabilities:
Current liabilities	605,639	682,832	660,537
Less partners’ interest and adjustments[3]	423,518	462,159	447,502
Granite’s interest	182,121	220,673	213,035
Equity in construction joint ventures[4]	$232,536	$231,887	$219,307

1Included in this balance and in accrued and other current liabilities on our condensed consolidated balance sheets as of March 31, 2018, December 31, 2017 and March 31, 2017 was $88.6 million, $88.6 million and $83.1 million respectively, related to performance guarantees.

2Included in this balance as of March 31, 2018, December 31, 2017 and March 31, 2017 was $65.0 million, $74.3 million and $69.7 million respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $11.3 million, $11.8 million and $7.9 million related to Granite’s share of estimated recovery of back charge claims as of March 31, 2018, December 31, 2017 and March 31, 2017, respectively.

3Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies primarily related to gross profit forecast differences.

4As of March 31, 2018, December 31, 2017 and March 31, 2017, this balance included $22.3 million, $15.9 million and $16.4 million, respectively, of deficit in construction joint ventures that is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

	Three Months Ended March 31,
(in thousands)	2018	2017
Revenue:
Total	$239,441	$451,321
Less partners’ interest and adjustments[1]	121,032	323,830
Granite’s interest	118,409	127,491
Cost of revenue:
Total	380,889	442,990
Less partners’ interest and adjustments[1]	266,501	316,995
Granite’s interest	114,388	125,995
Granite’s interest in gross profit	$4,021	$1,496

1Partners’ interest and adjustments represents amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates.

During the three months ended March 31, 2018 and 2017, unconsolidated construction joint venture net (loss) income was $(141.0) million and $8.6 million, respectively, of which our post-adjustment share was net income of $2.6 million and $1.5 million, respectively. The differences between our share of the joint venture net income (loss) when compared to the joint venture net income (loss) primarily resulted from differences between our estimated total revenue and cost of revenue when compared to that of our partners’ on four projects. These joint venture net income amounts exclude our corporate overhead required to manage the joint ventures and include taxes only to the extent the applicable states have joint venture level taxes.

Line Item Joint Ventures

As of March 31, 2018, we had one active line item joint venture construction project with a total contract value of $66.2 million of which our portion was $49.0 million. As of March 31, 2018, our share of revenue remaining to be recognized on this line item joint venture was $0.5 million. During the three months ended March 31, 2018 and 2017, our portion of revenue from line item joint ventures was $0.8 million and $8.0 million, respectively.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

11.	Investments in Affiliates

Our investments in affiliates balance is related to our investments in unconsolidated non-construction entities that we account for using the equity method of accounting, including investments in real estate entities and a non-real estate entity.

Our investments in affiliates balance consists of the following:

(in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Equity method investments in real estate affiliates	$29,829	$29,472	$26,883
Equity method investment in other affiliate	8,853	8,997	9,527
Total investments in affiliates	$38,682	$38,469	$36,410

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Total assets	$123,562	$160,359	$150,637
Net assets	69,637	98,592	93,675
Granite’s share of net assets	38,682	38,469	36,410

The equity method investments in real estate affiliates included $24.6 million, $24.3 million and $21.8 million in residential real estate in Texas as of March 31, 2018, December 31, 2017 and March 31, 2017, respectively. The remaining balances were in commercial real estate in Texas. Of the $123.6 million in total assets as of March 31, 2018, real estate entities had total assets ranging from $1.7 million to $65.4 million and the non-real estate entity had total assets of $21.5 million.

12.	Property and Equipment, net

Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net in the condensed consolidated balance sheets and were as follows:

(in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Equipment and vehicles	$790,942	$778,549	$768,995
Quarry property	177,722	182,267	175,418
Land and land improvements	114,607	108,830	112,028
Buildings and leasehold improvements	82,775	82,601	83,727
Office furniture and equipment	57,068	56,894	56,457
Property and equipment	1,223,114	1,209,141	1,196,625
Less: accumulated depreciation and depletion	813,406	801,723	784,135
Property and equipment, net	$409,708	$407,418	$412,490

13.	Debt Covenants and Events of Default

Our debt and credit agreements require us to comply with various affirmative, restrictive and financial covenants, including the financial covenants. Our failure to comply with any of these covenants, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the applicable agreements. Under certain circumstances, the occurrence of an event of default under one of our debt or credit agreements (or the acceleration of the maturity of the indebtedness under one of our agreements) may constitute an event of default under one or more of our other debt or credit agreements. Default under our debt and credit agreements could result in (i) us no longer being entitled to borrow under the agreements; (ii) termination of the agreements; (iii) the requirement that any letters of credit under the agreements be cash collateralized; (iv) acceleration of the maturity of outstanding indebtedness under the agreements; and/or (v) foreclosure on any collateral securing the obligations under the agreements.

As of March 31, 2018, we had a $288.8 million credit facility (the “Credit Agreement”), of which $200.0 million was a revolving credit facility and $88.8 million was a term loan that matures on October 28, 2020 (the “Maturity Date”) and has a sublimit for letters of credit of $100.0 million.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

As of March 31, 2018, December 31, 2017 and March 31, 2017, $7.5 million, $6.2 million and $5.0 million, respectively, of the term loan balance was included in current maturities of long-term debt and the remaining $81.3 million, $83.8 million and $88.8 million, respectively, was included in long-term debt on the condensed consolidated balance sheets.

As of both March 31, 2018 and December 31, 2017, $55.0 million had been drawn under the Credit Agreement to service the 2016 and 2017 installments of the 2019 Notes (defined below), and as of March 31, 2017, $30.0 million had been drawn under the Credit Agreement to service the 2016 installment of the 2019 Notes.

Senior notes payable in the amount of $80.0 million as of both March 31, 2018 and December 31, 2017 and in the amount of $120.0 million as of March 31, 2017 were due to a group of institutional holders and had an interest rate of 6.11% per annum (“2019 Notes”). As of both March 31, 2018 and December 31, 2017, $40.0 million of the outstanding balance was included in long-term debt and the remaining $40.0 million was included in current maturities of long-term debt on the condensed consolidated balance sheets. As of March 31, 2017, $10.0 million of the outstanding balance was included in current maturities of long-term debt in the condensed consolidated balance sheets. The remaining $110.0 million was included in long-term debt in the condensed consolidated balance sheets, including $30.0 million due for the 2017 installment as we had the ability and intent to pay the 2017 installment using borrowings under the Credit Agreement or by obtaining other sources of financing.

As of March 31, 2018, we were in compliance with all covenants contained in the Credit Agreement and related to the note purchase agreement governing our 2019 Notes. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.

14.	Weighted Average Shares Outstanding and Net Loss Per Share

The following table presents a reconciliation of the weighted average shares outstanding used in calculating basic and diluted net loss per share as well as the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2017
Numerator (basic and diluted):
Net loss allocated to common shareholders for basic calculation	$(11,423)	$(23,790)
Denominator:
Weighted average common shares outstanding, basic	39,908	39,649
Dilutive effect of common stock options and restricted stock units[1]	—	—
Weighted average common shares outstanding, diluted	39,908	39,649
Net loss per share, basic	$(0.29)	$(0.60)
Net loss per share, diluted	$(0.29)	$(0.60)

 1Due to the net loss for the three months ended March 31, 2018 and 2017, restricted stock units and common stock options representing approximately 502,000 and 673,000, respectively, have been excluded from the number of shares used in calculating diluted net loss per share, as their inclusion would be antidilutive.

15.	Income Taxes

The following table presents the benefit from income taxes for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Benefit from income taxes	$(4,131)	$(12,496)
Effective tax rate	29.9%	34.4%

Our effective tax rate for the three months ended March 31, 2018 decreased to 29.9% from 34.4% when compared to the same period in 2017. This change was primarily due to a decrease in the effective tax rate due to Tax Reform enacted in December 2017 and a decrease in the loss before benefit from income taxes. The income tax benefit of share-based compensation remained relatively unchanged for the three months ended March 31, 2018 compared to the same period in 2017 however, the impact relative to the loss before benefit from income taxes is larger in 2018.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

On December 22, 2017, Tax Reform was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment. ASU 2018-05 and Staff Accounting Bulletin No. 118 (“SAB 118”) issued by the Securities and Exchange Commission allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of Tax Reform. The Company has recognized the provisional tax impacts of Tax Reform in its consolidated financial statements for the year ended December 31, 2017. Based on a review of the guidance issued by the Internal Revenue Service in the first quarter of 2018, no adjustment to the provisional amount recorded in the consolidated financial statements for the year ended December 31, 2017 was deemed necessary. We continue to assess new guidance and refine our computation of these provisional amounts and will complete our analysis within the one-year measurement period ending December 22, 2018.

16.	Equity

The following tables summarize our equity activity for the periods presented (in thousands):

	Granite Construction Incorporated	Non-controlling Interests	Total Equity
Balance at December 31, 2017	$945,108	$47,697	$992,805
Net (loss) income	(11,423)	1,761	(9,662)
Purchases of common stock[1]	(6,119)	—	(6,119)
Dividends on common stock	(5,206)	—	(5,206)
Effect of adopting Topic 606	(15,201)	—	(15,201)
Other transactions with shareholders and employees[2]	8,277	—	8,277
Balance at March 31, 2018	$915,436	$49,458	$964,894

Balance at December 31, 2016	$885,988	$36,603	$922,591
Net loss	(23,790)	(61)	(23,851)
Purchases of common stock[3]	(6,448)	—	(6,448)
Dividends on common stock	(5,176)	—	(5,176)
Other transactions with shareholders and employees[2]	8,943	—	8,943
Balance at March 31, 2017	$859,517	$36,542	$896,059

1Represents 104,000 shares purchased in connection with employee tax withholding for restricted stock units vested under our 2012 Equity Incentive Plan.

2Amounts are comprised primarily of amortized restricted stock units.

3Represents 131,000 shares purchased in connection with employee tax withholding for restricted stock units vested under our 2012 Equity Incentive Plan.

17.	Legal Proceedings

In the ordinary course of business, we and our affiliates are involved in various legal proceedings alleging, among other things, liability issues or breach of contract or tortious conduct in connection with the performance of services and/or materials provided, the various outcomes of which cannot be predicted with certainty. We and our affiliates are also subject to government inquiries in the ordinary course of business seeking information concerning our compliance with government construction contracting requirements and various laws and regulations, the outcomes which cannot be predicted with certainty.

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

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in our condensed consolidated balance sheets. The aggregate liabilities recorded as of March 31, 2018, December 31, 2017 and March 31, 2017 related to these matters were approximately $1.1 million, $0.9 million and $1.0 million, respectively, and were primarily included in accounts payable and accrued expenses and other current liabilities on our condensed consolidated balance sheets. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, including those related to liquidated damages, could have a material impact on our consolidated financial statements if they become probable and the reasonably estimable amount is determined.

18.	Business Segment Information

Summarized segment information is as follows (in thousands):

	Three Months Ended March 31,
	Construction	Large Project Construction	Construction Materials	Total
2018
Total revenue from reportable segments	$269,243	$248,414	$53,322	$570,979
Elimination of intersegment revenue	—	—	(7,600)	(7,600)
Revenue from external customers	269,243	248,414	45,722	563,379
Gross profit (loss)	38,396	20,366	(2,479)	56,283
Depreciation, depletion and amortization	5,054	2,599	5,410	13,063
Segment assets	136,716	345,806	296,085	778,607

2017
Total revenue from reportable segments	$226,849	$207,033	$48,622	$482,504
Elimination of intersegment revenue	—	—	(14,104)	(14,104)
Revenue from external customers	226,849	207,033	34,518	468,400
Gross profit (loss)	27,329	2,555	(4,758)	25,126
Depreciation, depletion and amortization	4,994	1,886	5,198	12,078
Segment assets	149,882	306,804	289,895	746,581

A reconciliation of segment gross profit to consolidated loss before benefit from income taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Total gross profit from reportable segments	$56,283	$25,126
Selling, general and administrative expenses	61,252	61,837
Acquisition and integration expenses	8,409	—
Gain on sales of property and equipment	(543)	(270)
Total other expense (income)	958	(94)
Loss before benefit from income taxes	$(13,793)	$(36,347)

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

19.	Acquisitions

As disclosed in our 2017 Annual Report on Form 10-K, on February 13, 2018, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) to acquire Layne Christensen Company (“Layne”), a U.S.-based global water management, construction and drilling company. The acquisition is subject to the approval by Layne stockholders and other customary closing conditions and is expected to close in the second quarter of 2018.

The transaction is structured as a stock-for-stock merger in which each outstanding share of Layne common stock will be exchanged for 0.27 shares of Company common stock. All outstanding stock options, restricted stock awards and unvested performance shares of Layne will be cashed out in accordance with the terms of the Merger Agreement. Based on the market value of Granite stock on April 19, 2018, the purchase price will be $333.7 million, excluding the assumption of Layne debt with an approximate fair value of approximately $200.0 million. However, the ultimate value of the transaction will be determined on the closing date in accordance with the terms of the Merger Agreement.

In addition, on April 3, 2018, the Company acquired LiquiForce, a privately-owned company which serves public and private sector water and wastewater customers in both Canada and the U.S for approximately $35 million funded through the use of the revolving credit facility of our Credit Agreement.

20.	Subsequent Event

In connection with entering into the Merger Agreement, on February 23, 2018, the Company entered into an Amendment No. 1 to its Credit Agreement.  The amendment, among other things, increased the aggregate amount of the uncommitted incremental revolving and/or term loans up to a maximum of $130.0 million and allowed for the assumption of Layne debt upon the closing of the transaction.  In addition, on April 19, 2018, the Company entered into the Third Amendment to the note purchase agreement governing the 2019 Notes, which allowed for, among other things, the acquisition of Layne and the assumption of Layne’s debt upon closing of the transaction.

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

Overview

We are one of the largest diversified heavy civil contractors and construction materials producers in the United States, engaged in the construction and improvement of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, trenchless and underground utilities, power-related facilities, water-related facilities, utilities, tunnels, dams and other infrastructure-related projects. We have three reportable business segments: Construction, Large Project Construction and Construction Materials (see Note 18 of “Notes to the Condensed Consolidated Financial Statements”).

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

Current Economic Environment and Outlook

On February 14, 2018, Granite announced that it will acquire all of the outstanding shares of Layne Christensen Company in a stock-for-stock transaction. Integration planning is progressing very well, and we are confident this deal continues to represent the ideal combination of value creation for all stakeholders. We remain on track for a successful closing in the second quarter of 2018.

Both public and private markets remain highly competitive, with contract backlog of $3.6 billion reflecting a backdrop of consistent, modest economic growth. Private market activity remains a key growth and diversification opportunity across our business. Today, public infrastructure investment is poised to grow at state, regional, and local levels, and this investment provides our industry with visibility we have not experienced in quite some time. This positive, multi-year public-spending demand will provide the most uplift and opportunity for our Construction and Construction Materials segments.

The five-year Fixing America’s Surface Transportation (“FAST”) Act, passed in December 2015, remains a stabilizing force for state departments of transportation, improving state and local visibility through 2020. About thirty U.S. states now have taken action over the past six years to stabilize maintenance as well as reinvest in transportation infrastructure.  California’s 10-year, $52.4 billion investment from Senate Bill 1, The Road Repair and Accountability Act of 2017, passed in the second quarter of 2017. This increased investment is now accelerating meaningfully in 2018 and it will continue to increase through 2020. By fiscal year 2020-2021, SB 1 investment will represent a more than $5-billion annual increase to transportation infrastructure investment from California’s fiscal 2016-2017 year, which ended in June 2017.

Managing risks and being compensated appropriately for the complex skills and resources required to build tomorrow's great public infrastructure projects guides our expectations going forward. This is even more accentuated in our Large Project Construction strategy, as we prioritize and pursue billions of dollars’ worth of future North American projects. The market for these projects remains robust, and we are acutely focused on projects with appropriate returns relative to risks.

Results of Operations

Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations of a given quarter are not indicative of the results to be expected for the full year.

The following table presents a financial summary for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands)	2018	2017
Total revenue	$563,379	$468,400
Gross profit	56,283	25,126
Operating loss	(12,835)	(36,441)
Total other expense (income)	958	(94)
Net loss attributable to Granite Construction Incorporated	(11,423)	(23,790)

Revenue

Total Revenue by Segment

	Three Months Ended March 31,
(dollars in thousands)	2018		2017
Construction	$269,243	47.8%	$226,849	48.4%
Large Project Construction	248,414	44.1	207,033	44.2
Construction Materials	45,722	8.1	34,518	7.4
Total	$563,379	100.0%	$468,400	100.0%

Construction Revenue

	Three Months Ended March 31,
(dollars in thousands)	2018		2017
California:
Public sector	$127,182	47.3%	$58,702	25.9%
Private sector	36,914	13.7	24,062	10.6
Northwest:
Public sector	40,218	14.9	68,613	30.2
Private sector	26,224	9.7	12,053	5.3
Heavy Civil
Public sector	5,200	1.9	8,101	3.6
Private sector	—	—	1,119	0.5
Kenny:
Public sector	22,786	8.5	35,018	15.4
Private sector	10,719	4.0	19,181	8.5
Total	$269,243	100.0%	$226,849	100.0%

Construction revenue for the three months ended March 31, 2018 increased by $42.4 million, or 18.7%, when compared to 2017 primarily due to a volume increase in the public sector of the California operating group from improved success rate on bidding activity on highway rehabilitation work and from entering the year with greater contract backlog. In addition, increases in the private sector of the Northwest and California operating groups were due to entering the year with greater contract backlog partially offset by decreases in the public sector of the Northwest and Kenny operating groups from beginning the year with lower contract backlog and the private sector of the Kenny operating group from reduced volume.

Large Project Construction Revenue

	Three Months Ended March 31,
(dollars in thousands)	2018		2017
Heavy Civil[1]	$182,681	73.6%	$161,746	78.1%
Northwest[1]	9,215	3.7	3,667	1.8
California
Public sector	10,959	4.4	10,121	4.9
Private sector	1,856	0.7	—	—
Kenny
Public sector	27,037	10.9	25,214	12.2
Private sector	16,666	6.7	6,285	3.0
Total	$248,414	100.0%	$207,033	100.0%

1For the periods presented, this Large Project Construction revenue was earned only from the public sector.

Large Project Construction revenue for the three months ended March 31, 2018 increased by $41.4 million, or 20.0%, when compared to 2017 primarily due to increased beginning backlog and progress on new projects in our Heavy Civil operating group.

As of March 31, 2018, there were four projects for which additional costs were reasonably possible in excess of the probable amounts included in the cost forecast. The reasonably possible aggregate range that has the potential to adversely impact gross profit during the year ended December 31, 2018 was zero to $47.0 million. As the related projects proceed, future estimates may change and could have a material effect on our financial position, results of operations and/or cash flows in the future

Construction Materials Revenue

	Three Months Ended March 31,
(dollars in thousands)	2018		2017
California	$32,988	72.1%	$24,416	70.7%
Northwest	12,734	27.9	10,102	29.3
Total	$45,722	100.0%	$34,518	100.0%

Construction Materials revenue for the three months ended March 31, 2018 increased by $11.2 million, or 32.5% when compared to 2017 primarily due to increases in aggregate and asphalt volume.

Contract Backlog

Our contract backlog consists of the revenue we expect to record in the future on awarded contracts, including 100% of our consolidated joint venture contracts and our proportionate share of unconsolidated joint venture contracts. We generally include a project in our contract backlog at the time it is awarded and to the extent we believe contract execution and funding is probable. Awarded contracts that include unexercised contract options or unissued task orders are included in contract backlog to the extent option exercise or task order issuance is probable. Substantially all of the contracts in our contract backlog may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past.

Total Contract Backlog by Segment

(dollars in thousands)	March 31, 2018		December 31, 2017		March 31, 2017
Construction	$978,288	27.3%	$896,955	24.1%	$1,175,474	34.2%
Large Project Construction	2,607,379	72.7	2,821,202	75.9	2,259,721	65.8
Total	$3,585,667	100.0%	$3,718,157	100.0%	$3,435,195	100.0%

Construction Contract Backlog

(dollars in thousands)	March 31, 2018		January 1, 2018
Unearned revenue	$880,976	90.1%	$825,428	92.0%
Other awards[1]	97,312	9.9	71,527	8.0
Total	$978,288	100.0%	$896,955	100.0%

1Other awards include unissued task orders and unexercised contract options to the extent their issuance or exercise is probable as well as contract awards to the extent we believe contract execution and funding is probable.

(dollars in thousands)	March 31, 2018		December 31, 2017		March 31, 2017
California:
Public sector	$293,910	30.0%	$259,933	28.9%	$291,919	24.8%
Private sector	90,193	9.2	109,959	12.3	118,288	10.1
Northwest:
Public sector	325,791	33.3	223,420	24.9	367,652	31.3
Private sector	44,195	4.5	38,697	4.3	27,783	2.4
Heavy Civil
Public sector	37,873	3.9	43,016	4.8	86,003	7.3
Private sector	—	—	—	—	3,084	0.3
Kenny:
Public sector	130,867	13.4	141,469	15.8	204,864	17.3
Private sector	55,459	5.7	80,461	9.0	75,881	6.5
Total	$978,288	100.0%	$896,955	100.0%	$1,175,474	100.0%

Construction contract backlog of $978.3 million at March 31, 2018 was $81.3 million, or 9.1%, higher than at December 31, 2017 primarily due to new awards in the public sectors of the California and Northwest operating groups. Significant new awards during the three months ended March 31, 2018, included a road and bridge rehabilitation project in Alaska.

Large Project Construction Contract Backlog

(dollars in thousands)	March 31, 2018		January 1, 2018
Unearned revenue	$2,567,605	98.5%	$2,758,421	97.8%
Other awards[1]	39,774	1.5	62,781	2.2
Total	$2,607,379	100.0%	$2,821,202	100.0%

1Other awards include unissued task orders and unexercised contract options to the extent their issuance or exercise is probable as well as contract awards to the extent we believe contract execution and funding is probable.

(dollars in thousands)	March 31, 2018		December 31, 2017		March 31, 2017
Heavy Civil[1]	$2,195,568	84.2%	$2,362,443	83.8%	$1,596,619	70.7%
Northwest[1]	44,732	1.7	53,465	1.9	88,400	3.9
California
Public sector	29,236	1.1	40,283	1.4	77,122	3.4
Private sector	11,800	0.5	—	—	—	—
Kenny:
Public sector	286,269	11.0	307,904	10.9	403,618	17.8
Private sector	39,774	1.5	57,107	2.0	93,962	4.2
Total	$2,607,379	100.0%	$2,821,202	100.0%	$2,259,721	100.0%

1For the periods presented, all Large Project Construction contract backlog was related to contracts with public agencies.

Large Project Construction contract backlog of $2.6 billion as of March 31, 2018 was $213.8 million or, 7.6%, lower than at December 31, 2017 due to progress on existing projects.

Non-controlling partners’ share of Large Project Construction contract backlog as of March 31, 2018, December 31, 2017, and March 31, 2017 was $370.4 million, $382.8 million and $134.2 million, respectively.

Gross Profit (Loss)

The following table presents gross profit (loss) by business segment for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Construction	$38,396	$27,329
Percent of segment revenue	14.3%	12.0%
Large Project Construction	20,366	2,555
Percent of segment revenue	8.2	1.2
Construction Materials	(2,479)	(4,758)
Percent of segment revenue	(5.4)	(13.8)
Total gross profit	$56,283	$25,126
Percent of total revenue	10.0%	5.4%

Construction gross profit for the three months ended March 31, 2018 increased by $11.1 million, or 40.5%, when compared to 2017. The increases were primarily due to increased revenue volume and margin improvement in our California operating group due to favorable weather and an increase in highway rehabilitation work.

Large Project Construction gross profit for the three months ended March 31, 2018 increased by $17.8 million, or over 100%, when compared to 2017. Large Project Construction gross profit as a percentage of segment revenue for the three months ended March 31, 2018 increased to 8.2% from 1.2% when compared to 2017. The increases were primarily due to increased margin in beginning backlog in addition to a decreased negative impact from revisions in estimates compared to 2017 (see Note 3 of “Notes to the Condensed Consolidated Financial Statements”).

Construction Materials gross loss for the three months ended March 31, 2018 decreased by $2.3 million, or 47.9%, when compared to 2017 primarily due to margin improvement from increased aggregate production volume from improved weather resulting in increased fixed cost absorption.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Selling
Salaries and related expenses	$13,738	$14,466
Restricted stock unit amortization	1,302	756
Other selling expenses	2,763	3,356
Total selling	17,803	18,578
General and administrative
Salaries and related expenses	19,857	19,618
Restricted stock unit amortization	7,100	8,421
Other general and administrative expenses	16,492	15,220
Total general and administrative	43,449	43,259
Total selling, general and administrative	$61,252	$61,837
Percent of revenue	10.9%	13.2%

Selling, general and administrative expenses for the three months ended March 31, 2018 decreased $0.6 million, or 0.9%, when compared to 2017. Selling, general and administrative expenses as a percent of revenue for the three months ended March 31, 2018 decreased to 10.9% from 13.2%.

Selling Expenses

Selling expenses include the costs for estimating and bidding, business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses during the three months ended March 31, 2018 remained relatively unchanged when compared to 2017.

General and Administrative Expenses

General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses. Total general and administrative expenses remained relatively unchanged for the three months ended March 31, 2018 when compared to 2017.

Acquisition and Integration expenses

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Acquisition and integration expenses	$8,409	$—

Acquisition and integration expenses for the three months ended March 31, 2018 were related to external transaction costs, professional fees and internal travel associated with the acquisition and integration of LiquiForce and the pending acquisition of Layne Christensen Company.

Income Taxes

The following table presents the benefit from income taxes for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Benefit from income taxes	$(4,131)	$(12,496)
Effective tax rate	29.9%	34.4%

We calculate our income tax provision at the end of each interim period by estimating our annual effective tax rate and applying that rate to our loss before benefit from income taxes. The effect of changes in enacted tax laws, tax rates or tax status is recognized in the interim period in which the change occurs. See Note 15 of “Notes to the Condensed Consolidated Financial Statements” for more information.

The loss before benefit from income taxes used to calculate our income tax benefit for the three months ended March 31, 2018 included acquisition and integration expenses (see Acquisition and Integration Expenses discussion above). Some or all of these acquisition and integration expenses may not be deductible for tax purposes in the quarter in which the acquisitions are finalized.

Certain Legal Proceedings

As discussed in Note 17 of “Notes to the Condensed Consolidated Financial Statements,” under certain circumstances the resolution of certain legal proceedings to which we are subject could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations, cash flows and/or liquidity.

Liquidity and Capital Resources

The timing differences between our cash inflows and outflows require us to maintain adequate levels of working capital. We believe our cash and cash equivalents, short-term investments, available borrowing capacity and cash expected to be generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations for the next twelve months. We maintain a collateralized credit facility of $288.8 million, of which $136.7 million was available at March 31, 2018, to provide capital needs to fund growth opportunities, either internal or generated through acquisitions (see Credit Agreement discussion below) or to pay installments on our 2019 Notes (see Senior Notes Payable discussion below). If we experience a prolonged change in our business operating results or make a significant acquisition, we may need additional sources of financing, which, if available, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available on terms acceptable to us.

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

The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated construction joint ventures (“CCJVs”), as of the respective dates:

(in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Cash and cash equivalents excluding CCJVs	$101,678	$139,352	$109,095
CCJV cash and cash equivalents[1]	91,903	94,359	60,406
Total consolidated cash and cash equivalents	193,581	233,711	169,501
Short-term and long-term marketable securities[2]	107,266	132,790	127,813
Total cash, cash equivalents and marketable securities	$300,847	$366,501	$297,314

1The volume and stage of completion of contracts from our CCJVs may cause fluctuations in joint venture cash and cash equivalents between periods. These funds generally are not available for the working capital or other liquidity needs of Granite until distributed.

2See Note 8 of “Notes to the Condensed Consolidated Financial Statements” for the composition of our marketable securities.

Our primary sources of liquidity are cash and cash equivalents, marketable securities and cash generated from operations. We may also from time to time access our Credit Agreement (defined below), issue and sell equity, debt or hybrid securities or engage in other capital markets transactions.

Our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions. Marketable securities consist of U.S. Government and agency obligations and commercial paper and corporate bonds.

Granite’s portion of CCJV cash and cash equivalents was $54.2 million, $56.5 million and $36.9 million as of March 31, 2018, December 31, 2017 and March 31, 2017, respectively. Excluded from the table above is Granite’s portion of unconsolidated construction joint venture cash and cash equivalents of $97.0 million, $91.0 million and $114.9 million as of March 31, 2018, December 31, 2017 and March 31, 2017, respectively. The assets of each consolidated and unconsolidated construction joint venture relate solely to that joint venture. The decision to distribute joint venture assets must generally be made jointly by a majority of the members and, accordingly, these assets, including those associated with estimated cost recovery of customer affirmative claims and back charge claims, are generally not available for the working capital needs of Granite until distributed.

Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends on our capital stock. We may also from time to time prepay or repurchase outstanding indebtedness and acquire assets or businesses that are complementary to our operations.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$(37,620)	$13,336
Investing activities	10,101	(20,155)
Financing activities	(12,611)	(13,006)

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

Day’s sales outstanding increased 3 days to 69 days as of March 31, 2018 from 66 days at March 31, 2017 primarily due to an increase in contract assets/cost in excess of billings and estimated earnings, net related to a contract for which we have a pending affirmative claim. Day’s payables outstanding decreased 1 day to 69 days as of March 31, 2018 from 70 at March 31, 2017.

Cash used in operating activities of $37.6 million for the three months ended March 31, 2018 represents a $51.0 million decrease when compared to 2017. The change was primarily due to a $37.4 million increase in net contributions to unconsolidated joint ventures, a $26.0 million increase in cash used in working capital partially offset by $12.5 million increase in cash provided by net income after adjusting for non-cash items. The increase in cash used in working capital was due to a $24.9 million increase in cash used in working capital assets and a $1.1 million increase in cash used in working capital liabilities. The increase in cash used in working capital assets was primarily due to contracts in our Large Projects Construction segment winding down while new ones are in the early stages.

Cash provided by investing activities of $10.1 million for the three months ended March 31, 2018 represents a $30.3 million increase when compared to 2017. The change was primarily due to an increase in maturities, net of purchases and proceeds, of marketable securities and a decrease in purchases, net of sales proceeds, of property and equipment (see Capital Expenditures discussion below).

Cash used in financing activities of $12.6 million remained relatively flat for the three months ended March 31, 2018 when compared to 2017.

Capital Expenditures

During the three months ended March 31, 2018, we had capital expenditures of $16.0 million compared to $21.4 million during 2017. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate 2018 capital expenditures to be between $85.0 million and $105.0 million.

Derivatives

We recognize derivative instruments as either assets or liabilities in the condensed consolidated balance sheets at fair value using Level 2 inputs.

In January 2016, we entered into an interest rate swap designed to convert the interest rate on our term loan from a variable to fixed interest rate (see Credit Agreement section below).

Credit Agreement

As of March 31, 2018, we had a $288.8 million credit facility (the “Credit Agreement”), of which $200.0 million was a revolving credit facility and $88.8 million was a term loan that matures on October 28, 2020 (the “Maturity Date”). The Credit Agreement also has a sublimit for letters of credit of $100.0 million.

As of March 31, 2018, December 31, 2017 and March 31, 2017, $7.5 million, $6.2 million and $5.0 million, respectively, of the term loan balance was included in current maturities of long-term debt and the remaining $81.3 million, $83.8 million and $88.8 million, respectively, was included in long-term debt on the condensed consolidated balance sheets.

As of both March 31, 2018 and December 31, 2017, $55.0 million had been drawn under the Credit Agreement to service the 2016 and 2017 installments of the 2019 Notes (defined below), and as of March 31, 2017, $30.0 million had been drawn under the Credit Agreement to service the 2016 installment of the 2019 Notes. As of March 31, 2018, the total stated amount of all issued and outstanding letters of credit under the Credit Agreement was $8.3 million. The total unused availability under the Credit Agreement was $136.7 million. The letters of credit will expire between July 2018 and October 2018.

Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on certain financial ratios calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin was 1.75% for loans bearing interest based on LIBOR and 0.75% for loans bearing interest at the base rate at March 31, 2018. Accordingly, the effective interest rate using three-month LIBOR and base rate was between 4.06% and 5.50% respectively, at March 31, 2018 and we elected to use LIBOR.

As of March 31, 2018, December 31, 2017 and March 31, 2017 the fair value of the cash flow hedge that we entered into in January 2016 was $2.2 million, $1.4 million and $1.0 million, respectively and was included in other current assets in the condensed consolidated balance sheets. The unrealized gains and losses, net of taxes, on the effective portion reported as a component of accumulated other comprehensive income (loss) and the interest expense reclassified from accumulated other comprehensive income (loss) were both immaterial during the three months ended March 31, 2018 and 2017.

The Credit Agreement provides for the release of the liens securing the obligations, at our option and expense, so long as certain conditions as defined by the terms in the Credit Agreement are satisfied (“Collateral Release Period”).  However, if subsequent to exercising the option, our Consolidated Fixed Charge Coverage Ratio is less than 1.25 or our Consolidated Leverage Ratio is greater than 2.50, then we would be required to promptly re-pledge substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement. As of March 31, 2018, the conditions to release the liens were not satisfied.

Senior Notes Payable

Senior notes payable in the amount of $80.0 million as of both March 31, 2018 and December 31, 2017 and in the amount of $120.0 million as of March 31, 2017 were due to a group of institutional holders and had an interest rate of 6.11% per annum (“2019 Notes”). As of both March 31, 2018 and December 31, 2017, $40.0 million of the outstanding balance was included in long-term debt and the remaining $40.0 million was included in current maturities of long-term debt in the condensed consolidated balance sheets. As of March 31, 2017, $10.0 million was included in current maturities of long-term debt in the condensed consolidated balance sheets. The remaining $110.0 million was included in long-term debt in the condensed consolidated balance sheets, including $30.0 million due for the 2017 installment as we had the ability and intent to pay the 2017 installment using borrowings under the Credit Agreement or by obtaining other sources of financing.

Surety Bonds and Real Estate Mortgages

We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At March 31, 2018, approximately $3.3 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

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

As of March 31, 2018 and pursuant to the definitions in the agreements, our Consolidated Tangible Net Worth was $926.1 million, which exceeded the minimum of $755.8 million and our Consolidated Leverage Ratio was 1.17, which did not exceed the maximum of 3.00. Our Consolidated Interest Coverage Ratio was 17.32, which exceeded the minimum of 4.00.

As of March 31, 2018, we were in compliance with all covenants contained in the Credit Agreement and related to the 2019 Notes. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.

Share Purchase Program

On April 7, 2016, we announced that the Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion, which replaced the former authorization including the amount available. We did not purchase shares under the share purchase program in any of the periods presented. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors.

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

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risks since December 31, 2017.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management carried out, as of March 31, 2018, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2018, we implemented new controls related to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers and the related Accounting Standards Updates (“Topic 606”). These controls relate to evaluation of our contracts with customers and the application of Topic 606 to them. There were no other changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The description of the matters set forth in Part I, Item 1 of this Report under Note 17 of “Notes to the Condensed Consolidated Financial Statements” is incorporated herein by reference.

Item 1A.	RISK FACTORS

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended March 31, 2018:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
January 1, 2018 through January 31, 2018	9,431	$65.26	—	$200,000,000
February 1, 2018 through February 28, 2018	468	$66.12	—	$200,000,000
March 1, 2018 through March 31, 2018	93,699	$58.56	—	$200,000,000
	103,598	$59.21	—

1The number of shares purchased is in connection with employee tax withholding for units vested under our 2012 Equity Incentive Plan.

2On April 7, 2016, we announced that our the Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion, which replaced the former authorization including the amount available. We did not purchase shares under the share purchase plan in any of the periods presented. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors.

Item 4.	MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 6.	EXHIBITS

2.1		Agreement and Plan of Merger by and among Layne, the Company and Merger Sub, dated as of February 13, 2018 [Exhibit 2.1 to the Company’s Form 8-K filed on February 14, 2018]
10.1		Form of Voting Agreement [Exhibit 2.1 to the Company’s Form 8-K filed on February 14, 2018]
10.2	†	Amendment No. 1 to Second Amended and Restated Credit Agreement dated February 23, 2018
10.3	†	Third Amendment to Note Purchase Agreement dated April 18, 2018
31.1	†	Certification of Principal Executive Officer
31.2	†	Certification of Principal Financial Officer
32	††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	†	Mine Safety Disclosure
101.INS	†	XBRL Instance Document
101.SCH	†	XBRL Taxonomy Extension Schema
101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	†	XBRL Taxonomy Extension Definition Linkbase
101.LAB	†	XBRL Taxonomy Extension Label Linkbase
101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase

	†	Filed herewith
	††	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CONSTRUCTION INCORPORATED

Date:	April 30, 2018	By:	/s/ Laurel J. Krzeminski
Laurel J. Krzeminski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)