Form 10-Q
period 2018-06-30
GRANITE CONSTRUCTION INC
filed 2018-08-08
CIK 861459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 6, 2018.

Class	Outstanding
Common Stock, $0.01 par value	45,695,158

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except share and per share data)

	June 30, 2018	December 31, 2017	June 30, 2017
ASSETS
Current assets
Cash and cash equivalents ($82,047, $94,359 and $80,195 related to consolidated construction joint ventures (“CCJVs”))	$195,515	$233,711	$178,068
Short-term marketable securities	20,014	67,775	47,821
Receivables, net ($38,828, $52,031 and $42,099 related to CCJVs)	492,718	479,791	484,245
Contract assets ($24,479, $0 and $0 related to CCJVs)	265,190	—	—
Costs and estimated earnings in excess of billings ($0, $1,437 and $3,124 related to CCJVs)	—	103,965	99,883
Inventories	96,024	62,497	65,495
Equity in construction joint ventures	252,467	247,826	230,448
Other current assets ($12,421, $10,384 and $7,190 related to CCJVs)	49,100	36,513	43,597
Total current assets	1,371,028	1,232,078	1,149,557
Property and equipment, net ($38,854, $38,361 and $28,398 related to CCJVs)	595,787	407,418	414,079
Long-term marketable securities	61,191	65,015	59,990
Investments in affiliates	99,495	38,469	37,170
Goodwill	246,881	53,799	53,799
Deferred income taxes, net	25,135	—	—
Other noncurrent assets	156,808	75,199	88,550
Total assets	$2,556,325	$1,871,978	$1,803,145

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$207,982	$46,048	$14,796
Accounts payable ($35,375, $34,795 and $24,976 related to CCJVs)	303,885	237,673	252,527
Contract liabilities ($40,678, $0 and $0 related to CCJVs)	91,864	—	—
Billings in excess of costs and estimated earnings ($0, $37,701 and $32,657 related to CCJVs)	—	135,146	114,180
Accrued expenses and other current liabilities ($2,147, $2,126 and $1,156 related to CCJVs)	293,959	236,407	231,048
Total current liabilities	897,690	655,274	612,551
Long-term debt	280,710	178,453	227,114
Deferred income taxes, net	5,759	1,361	5,420
Other long-term liabilities	71,180	44,085	47,983
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 45,688,582 shares as of June 30, 2018, 39,871,314 shares as of December 31, 2017 and 39,837,295 shares as of June 30, 2017	457	399	398
Additional paid-in capital	516,680	160,376	155,476
Accumulated other comprehensive income	1,022	634	71
Retained earnings	737,417	783,699	715,451
Total Granite Construction Incorporated shareholders’ equity	1,255,576	945,108	871,396
Non-controlling interests	45,410	47,697	38,681
Total equity	1,300,986	992,805	910,077
Total liabilities and equity	$2,556,325	$1,871,978	$1,803,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Construction	$432,225	$429,269	$701,468	$656,118
Large Project Construction	273,946	254,463	522,360	461,496
Construction Materials	100,948	79,181	146,670	113,699
Total revenue	807,119	762,913	1,370,498	1,231,313
Cost of revenue
Construction	370,674	368,369	601,521	567,889
Large Project Construction	272,608	253,974	500,656	458,452
Construction Materials	83,468	66,000	131,669	105,276
Total cost of revenue	726,750	688,343	1,233,846	1,131,617
Gross profit	80,369	74,570	136,652	99,696
Selling, general and administrative expenses	61,316	51,388	122,568	113,225
Acquisition and integration expenses	26,287	—	34,696	—
Gain on sales of property and equipment	(1,505)	(807)	(2,048)	(1,077)
Operating (loss) income	(5,729)	23,989	(18,564)	(12,452)
Other (income) expense
Interest income	(1,173)	(1,164)	(2,694)	(2,215)
Interest expense	3,203	2,694	5,638	5,437
Equity in income of affiliates	(3,534)	(1,259)	(3,758)	(2,175)
Other income, net	(940)	(642)	(672)	(1,512)
Total other income	(2,444)	(371)	(1,486)	(465)
(Loss) income before provision for (benefit from) income taxes	(3,285)	24,360	(17,078)	(11,987)
Provision for (benefit from) income taxes	2,796	8,088	(1,335)	(4,408)
Net (loss) income	(6,081)	16,272	(15,743)	(7,579)
Amount attributable to non-controlling interests	(2,304)	(2,139)	(4,065)	(2,078)
Net (loss) income attributable to Granite Construction Incorporated	$(8,385)	$14,133	$(19,808)	$(9,657)

Net (loss) income per share attributable to common shareholders (see Note 15)
Basic	$(0.20)	$0.35	$(0.49)	$(0.24)
Diluted	$(0.20)	$0.35	$(0.49)	$(0.24)
Weighted average shares of common stock
Basic	41,044	39,827	40,074	39,738
Diluted	41,044	40,393	40,074	39,738
Dividends per common share	$0.13	$0.13	$0.26	$0.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited - in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(6,081)	$16,272	$(15,743)	$(7,579)
Other comprehensive income (loss), net of tax:
Net unrealized loss on derivatives	$(1,354)	$(261)	$(734)	$(209)
Less: reclassification for net losses included in interest expense	1,602	47	1,562	116
Net change	$248	$(214)	$828	$(93)
Foreign currency translation adjustments, net	(421)	542	(438)	535
Other comprehensive (loss) income	$(173)	$328	$390	$442
Comprehensive (loss) income	$(6,254)	$16,600	$(15,353)	$(7,137)
Non-controlling interests in comprehensive loss	(2,304)	(2,139)	(4,065)	(2,078)
Comprehensive (loss) income attributable to Granite	$(8,558)	$14,461	$(19,418)	$(9,215)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

Six Months Ended June 30,	2018	2017
Operating activities
Net loss	$(15,743)	$(7,579)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	43,547	31,148
Gain on sales of property and equipment, net	(2,048)	(1,077)
Stock-based compensation	10,193	11,224
Equity in net loss from unconsolidated joint ventures	13,418	8,249
Net income from affiliates	(3,758)	(2,175)
Changes in assets and liabilities, net of the effects of acquisitions in 2018:
Receivables	(24,821)	(64,864)
Costs and estimated earnings in excess of billings, net	—	(28,284)
Contract assets, net	(76,166)	—
Inventories	(9,526)	(10,250)
Contributions to unconsolidated construction joint ventures	(55,733)	(750)
Distributions from unconsolidated construction joint ventures	11,201	32,494
Other assets, net	4,192	(7,037)
Accounts payable	24,559	52,417
Accrued expenses and other current liabilities, net	5,240	9,170
Net cash (used in) provided by operating activities	(75,445)	22,686
Investing activities
Purchases of marketable securities	(9,952)	(49,816)
Maturities of marketable securities	60,000	70,000
Purchases of property and equipment ($11,369 and $7,492 related to CCJVs)	(36,471)	(37,518)
Proceeds from sales of property and equipment	2,704	2,585
Cash paid to purchase businesses, net of cash and restricted cash acquired	(55,030)	—
Other investing activities, net	269	23
Net cash used in investing activities	(38,480)	(14,726)
Financing activities
Proceeds from long term debt	105,250	—
Long-term debt principal repayments	(1,250)	(2,500)
Cash dividends paid	(10,389)	(10,327)
Repurchases of common stock	(6,165)	(6,568)
Distributions to non-controlling partners	(6,400)	—
Other financing activities, net	429	177
Net cash provided by (used in) financing activities	81,475	(19,218)
Net decrease in cash, cash equivalents and restricted cash	(32,450)	(11,258)
Cash and cash equivalents at beginning of period	233,711	189,326
Cash, cash equivalents and restricted cash of $5,746 at end of period	$201,261	$178,068

Supplementary Information
Cash paid during the period for:
Interest	$6,134	$5,957
Income taxes	7,246	2,554
Other non-cash operating activities:
Performance guarantees	$—	$5,761
Non-cash investing and financing activities:
Common stock issued in acquisition	$321,075	$—
Premium on 8.0% Convertible Notes	30,702	—
Restricted stock units issued, net of forfeitures	13,022	11,254
Accrued cash dividends	5,940	5,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” “the Company” or “Granite”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at June 30, 2018 and 2017 and the results of our operations and cash flows for the periods presented. The December 31, 2017 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements, except for the adoption during the three months ended March 31, 2018 of Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business and ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting, none of which had a material impact on our condensed consolidated financial statements. In addition, during the three months ended March 31, 2018, we adopted ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No.118, the impact of which is disclosed in Note 16 and on January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers and subsequently issued additional related ASUs (“Topic 606”), the impact of which is described in detail below.

On April 3, 2018, we acquired LiquiForce and on June 14, 2018, we completed the acquisition of Layne Christensen Company (“Layne”). See Note 3 for further information.

Foreign Currency Transactions and Translation: Through the acquisitions of Layne and LiquiForce, we now have operations in Latin America, Canada and Brazil which involve exposure to possible volatile movements in foreign currency exchange rates. We account for foreign currency exchange transactions and translation in accordance with ASC Topic 830, Foreign Currency Matters. Foreign currency transactions are remeasured into the functional currency with gains and losses included in other income, net in the condensed consolidated statements of operations. In Mexico, most of our customer contracts are denominated in U.S. dollars; therefore, the functional currency is U.S. dollars. In Canada and Brazil, the functional currency is the local currency. The impact from foreign currency transactions was immaterial for both the three and six months ended June 30, 2018. Assets and liabilities in functional currency are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated into U.S. dollars at average foreign currency exchange rates prevailing during the reporting periods. The translation adjustments from functional currency to U.S. dollars are reported in accumulated other comprehensive income on the condensed consolidated balance sheets.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Cash, Cash Equivalents and Restricted Cash: In connection with the acquisition of Layne, we acquired restricted cash which is included in other noncurrent assets in the condensed consolidated balance sheets and consists of escrow funds and judicial deposits associated with tax related legal proceedings in Brazil. The table below presents changes in restricted cash and cash equivalents on the condensed consolidated statements of cash flows and a reconciliation to the amounts reported in the condensed consolidated balance sheets (in thousands).

Six Months Ended June 30,	2018	2017
Cash and cash equivalents, beginning of period	$233,711	$189,326
End of the period
Cash and cash equivalents	195,515	178,068
Restricted cash	5,746	—
Total cash, cash equivalents and restricted cash, end of period	201,261	178,068
Net decrease in cash, cash equivalents and restricted cash	$(32,450)	$(11,258)

Inventories: Inventories consist primarily of quarry products, contract-specific materials, water well drilling materials, and sewer remediation materials that are located in the U.S. and mineral extraction and drilling supplies located in the U.S. and foreign countries, primarily Brazil and Mexico. Cost of U.S. and foreign inventories are valued at the lower of average cost or net realizable value. We reserve quarry products based on estimated quantities of materials on hand in excess of approximately one year of demand. As of June 30, 2018, inventory included $19.1 million of supplies related to the Water and Mineral Services operating group.

Reclassifications: Certain immaterial reclassifications of prior period amounts have been made to conform to the current period presentation.

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

While the adoption of Topic 606 did not have an impact on revenue of our Construction Materials segment, it did impact revenue of our Construction and Large Project Construction segments specifically in the following areas:

•

Multiple performance obligations – In accordance with Topic 606, we reviewed construction contracts with customers, including those related to contract modifications, to determine if there are multiple performance obligations. Based on this review, we identified one unconsolidated joint venture contract in our Large Project Construction segment that has multiple performance obligations.

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

In addition, as of January 1, 2018, we began to separately present contract assets and liabilities on the condensed consolidated balance sheets. Contract assets include amounts due under contractual retainage provisions that were previously included in accounts receivable as well as costs and estimated earnings in excess of billings that were previously separately presented. Contract liabilities include billings in excess of costs and estimated earnings that were previously separately presented as well as provisions for losses that were previously included in accrued expenses and other current liabilities. See Note 7 for further information.

Disclosures included in Notes 5, 6 and 7 are related to the adoption of Topic 606 and are revenue disaggregated by operating group, information about unearned revenue and contract assets and liabilities, respectively.

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

Contracts in our Construction and Large Project Construction segments may contain multiple distinct promises or multiple contracts within a master agreement (e.g. contracts that cross multiple locations/geographies and task orders), which we review at contract inception to determine if they represent multiple performance obligations or multiple separate contracts. This review consists of determining if promises or groups of promises are distinct within the context of the contract, including whether contracts are physically contiguous, contain task orders, purchase orders or sales orders, contain termination clauses and/or contain elements not related to design and/or build.

The transaction price is the amount of consideration to which we expect to be entitled in exchange for transferring goods and services to the customer. The consideration promised in a contract with customers of our Construction and Large Project Construction segments may include both fixed amounts and variable amounts (e.g. bonuses/incentives or penalties/liquidated damages) to the extent that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved (i.e., probable and estimable). When a contract has a single performance obligation, the entire transaction price is attributed to that performance obligation. When a contract has more than one performance obligation, the transaction price is allocated to each performance obligation based on estimated relative standalone selling prices of the goods or services at the inception of the contract, which typically is determined using cost plus an appropriate margin.

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

Changes are made to the transaction price from unapproved change orders to the extent the amount can be reasonably estimated and recovery is probable.

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Changes are made to the transaction price from affirmative claims with customers to the extent that additional revenue on a claim settlement with a customer is probable and estimable. A reduction to costs related to affirmative claims with non-customers with whom we have a contractual arrangement (“back charges”) is recognized when the estimated recovery is probable and the amount can be reasonably estimated. Except for contractual back charges, affirmative claims against non-customers that are unrelated to jobs are recognized as a reduction to cost or increase to other income when the claims are settled. Recognizing affirmative claims and back charge recoveries requires significant judgments of certain factors including, but not limited to, dispute resolution developments and outcomes, anticipated negotiation results, and the cost of resolving such matters and estimates.

Certain construction contracts include retention provisions to provide assurance to our customers that we will perform in accordance with the contract terms and are therefore not considered a financing benefit. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the customer. We have determined there are no significant financing components in our contracts during the six months ended June 30, 2018.

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Generally, costs to obtain our contracts (“pre-bid costs”) that are not expected to be recovered from the customer are expensed as incurred and included in selling, general and administrative expenses on our consolidated statements of operations. Although unusual, pre-bid costs that are explicitly chargeable to the customer even if the contract is not obtained are included in accounts receivable on our consolidated balance sheets when we are notified that we are not the low bidder with a corresponding reduction to selling, general and administrative expenses on our consolidated statements of operations.

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

Substantially all of the contracts in our unearned revenue may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past. Many projects in our Construction segment are added to unearned revenue and completed within the same fiscal quarter or year and, therefore, may not be reflected in our beginning or ending unearned revenue. Approximately $2.2 billion of the June 30, 2018 unearned revenue is expected to be recognized within the next twelve months and the remaining amount will be recognized thereafter. Unearned revenue is presented by segment and operating group in Note 6.

Contract Assets: Our contract assets include amounts due under contractual retainage provisions as well as costs and estimated earnings in excess of billings. The balances billed but not paid by customers pursuant to retainage provisions generally become due upon completion and acceptance of the project work or products by the owners. Costs and estimated earnings in excess of billings also represent amounts earned and reimbursable under contracts, including claim recovery estimates, but have a conditional right for billing and payment such as achievement of milestones or completion of the project. With the exception of customer affirmative claims, generally, such unbilled amounts will become billable according to the contract terms and generally will be billed and collected over the next twelve months. Settlement with the customer of outstanding affirmative claims is dependent on the claims resolution process and could extend beyond one year or the project operating cycle. Based on our historical experience, we generally consider the collection risk related to billable amounts to be low. When events or conditions indicate that it is probable that the amounts outstanding become unbillable, the transaction price and associated contract asset is reduced.

Costs to mobilize equipment and labor to a job site prior to substantive work beginning (“mobilization costs”) are capitalized as incurred and amortized over the expected duration of the contract. As of June 30, 2018 and January 1, 2018, we had no material capitalized mobilization costs.

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

The amounts by which each condensed consolidated balance sheet line item as of June 30, 2018 and condensed consolidated statement of operations line item for the three and six months ended June 30, 2018 was affected by the adoption of Topic 606 relative to the previous revenue guidance are presented in the tables below (in thousands). The changes are primarily related to reclassifications on the condensed consolidated balance sheet and the impact on the condensed consolidated statement of operations from the new requirements under Topic 606. The change in retained earnings is net of the cumulative effect of initially applying Topic 606.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

June 30, 2018

Condensed Consolidated Balance Sheet	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Assets
Receivables, net	$492,718	$615,782	$(123,064)
Contract assets	265,190	—	265,190
Costs and estimated earnings in excess of billings	—	175,265	(175,265)
Other current assets	49,100	49,813	(713)
Deferred income taxes, net	25,135	19,863	5,272

Liabilities and equity
Contract liabilities	$91,864	$—	$91,864
Billings in excess of costs and estimated earnings	—	119,335	(119,335)
Accrued expenses and other current liabilities	293,959	282,222	11,737
Deferred income taxes, net	5,759	5,759	—
Retained earnings	737,417	750,263	(12,846)

Three Months Ended June 30, 2018

Condensed Consolidated Statement of Operations	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Revenue
Construction	$432,225	$433,509	$(1,284)
Large Project Construction	273,946	274,228	(282)
Cost of revenue
Construction	$370,674	$370,674	$—
Large Project Construction	272,608	274,450	(1,842)
Gross profit	80,369	80,093	276
Operating (loss) income	(5,729)	(6,005)	276
Provision for income taxes	2,796	2,746	50
Net (loss) income	(6,081)	(6,307)	226
Net (loss) income attributable to Granite Construction Incorporated	(8,385)	(8,611)	226

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Six Months Ended June 30, 2018

Condensed Consolidated Statement of Operations	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Revenue
Construction	$701,468	$702,989	$(1,521)
Large Project Construction	522,360	520,849	1,511
Cost of revenue
Construction	$601,521	$601,521	$—
Large Project Construction	500,656	503,734	(3,078)
Gross profit	136,652	133,584	3,068
Operating (loss) income	(18,564)	(21,632)	3,068
(Benefit from) provision for income taxes	(1,335)	(2,048)	713
Net (loss) income	(15,743)	(18,098)	2,355
Net (loss) income attributable to Granite Construction Incorporated	(19,808)	(22,163)	2,355

2.  Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) and subsequently issued a related ASU, which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The ASU will be effective commencing with our quarter ending March 31, 2019. We expect the adoption of this ASU to have a material increase to assets and liabilities on our consolidated balance sheets.

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

3.  Acquisitions

On June 14, 2018, we completed the $349.8 million acquisition of Layne, a U.S.-based global water management, infrastructure services and drilling company in a stock-for-stock merger which was comprised of $321.0 million in Company common stock and $28.8 million in cash to settle all outstanding stock options, restricted stock awards and unvested performance shares of Layne. In addition to issuances of Granite common stock and the settlement of various equity awards, we assumed $191.5 million in convertible notes at fair value. See Note 14 for further discussion of the assumed convertible notes.

Layne will operate as a wholly owned subsidiary of Granite Construction Incorporated and its results will be reported in the newly formed Water and Mineral Services operating group in the Construction and Construction Materials segments. Layne’s customers are in both the public and private sector. Layne is a leader in water management and drilling and therefore this acquisition significantly enhances Granite’s presence in the water infrastructure market. Layne has a network of 52 offices located throughout North and Latin America. We have accounted for this transaction in accordance with ASC Topic 805, Business Combinations (“ASC 805”).

Included in the condensed consolidated statements of operations for three and six months ending June 30, 2018 is approximately two weeks of Layne revenue and net loss before taxes of $21.5 million and $15.1 million, respectively, following the June 14, 2018 acquisition date. The loss before taxes includes Layne’s portion of total acquisition and integration expenses of $14.7 million for three and six months ending June 30, 2018.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Preliminary Purchase Price Allocation

In accordance with ASC 805, the total purchase price and assumed liabilities were allocated to the net tangible and identifiable intangible assets based on their estimated fair values as of June 14, 2018 as presented in the table below (in thousands). These estimates are subject to revision, which may result in adjustments to the values presented below. We expect to finalize these amounts within 12 months from the acquisition date.

Assets
Cash	$2,995
Receivables	70,160
Contract assets	44,947
Inventories	23,424
Other current assets	5,533
Property and equipment	187,890
Investments in affiliates	63,000
Deferred income taxes	23,185
Other noncurrent assets	17,868
Total tangible assets	439,002
Identifiable intangible assets	60,748
Liabilities
Identifiable intangible liabilities	6,700
Accounts payable	38,321
Contract liabilities	7,854
Accrued expenses and other current liabilities	47,694
Long-term debt	191,500
Other long-term liabilities	32,085
Total liabilities assumed	317,454
Total identifiable net assets acquired	175,596
Goodwill	174,244
Estimated purchase price	$349,840

In addition, on April 3, 2018, we acquired LiquiForce, a privately owned company which provides sewer lining rehabilitation services to public and private sector water and wastewater customers in both Canada and the U.S. The Company acquired LiquiForce for $35.9 million in cash borrowed under the revolving credit facility as defined in Note 14. The tangible and net intangible assets acquired and liabilities assumed were $14.5 million, $10.9 million and $8.6 million, respectively, resulting in acquired goodwill of $19.1 million. LiquiForce results are reported in the Kenny operating group in the Construction segment.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Intangible assets

The following table lists amortized intangible assets and liabilities from the Layne and LiquiForce acquisitions that are included in other noncurrent assets and other long-term liabilities in the condensed consolidated balance sheets as of June 30, 2018 (in thousands):

	Weighted Average Useful Lives (Years)	Gross Value	Accumulated Amortization	Net Value
Assets
Customer relationships	7	$34,674	$(728)	$33,946
Backlog	3	11,163	(1,890)	9,273
Developed technologies	4	9,228	(234)	8,994
Trademarks/trade names	4	8,989	(163)	8,826
Favorable contracts	3	4,800	(596)	4,204
Right of ways	12	2,268	(12)	2,256
Covenants not to compete and other	5	859	(42)	817
Intangible assets		$71,981	$(3,665)	$68,316
Liabilities
Unfavorable contracts	2	$6,892	$(952)	$5,940
Unfavorable leases	1	300	(13)	287
Intangible liabilities		$7,192	$(965)	$6,227

The net amortization expense related to the acquired amortized intangible assets for the three and six months ended June 30, 2018 was $2.7 million and was included in cost of revenue and selling, general and administrative expenses in the condensed consolidated statements of operations. All of the acquired intangible assets and liabilities will be amortized on a straight line basis except for backlog, favorable contracts and unfavorable contracts which will be amortized as the associated projects progress, and customer relationships which will be amortized on a double declining basis. Amortization expense related to the acquired amortized intangible asset balances at June 30, 2018 is expected to be recorded in the future as follows: $10.9 million for the remainder of 2018; $13.2 million in 2019; $10.8 million in 2020; $8.8 million in 2021; and $18.4 million thereafter.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The factors that contributed to the recognition of goodwill from the acquisitions of Layne and LiquiForce include acquiring a workforce with capabilities in the global water management, construction and drilling markets, cost savings opportunities and synergies. In connection with the Layne acquisition, the assignment of goodwill to reporting units was not complete as of June 30, 2018 and is expected to be complete as of September 30, 2018. For the LiquiForce acquisition, we recorded $18.8 million within our Construction segment that was allocated to our Kenny Construction reporting unit. The goodwill from both acquisitions is not expected to be deductible for income tax purposes.

Balance at December 31, 2017	$53,799
Layne acquisition goodwill	174,244
LiquiForce acquisition goodwill	18,838
Balance at June 30, 2018	$246,881

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Pro Forma Financial Information

The financial information in the table below summarizes the combined results of operations of Granite and Layne, on a pro forma basis, as though the companies had been combined as of the beginning of 2017 (in thousands, except per share amounts). The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$909,783	$888,176	$1,583,073	$1,452,067
Net income (loss)	16,834	(10,974)	14,454	(61,709)
Net income (loss) attributable to Granite	14,530	(13,113)	10,389	(63,787)
Basic net income (loss) per share attributable to common shareholders	0.32	(0.29)	0.23	(1.41)
Diluted net income (loss) per share attributable to common shareholders	0.30	(0.29)	0.22	(1.41)

These amounts have been calculated after applying Granite’s accounting policies and adjusting the results of Layne to reflect the additional depreciation and amortization that would have been recorded assuming the fair value adjustments to property and equipment and intangible assets had been applied starting on January 1, 2017. Acquisition and integration expenses related to Layne that were incurred during the three and six months ended June 30, 2018 are reflected in the six months ended June 30, 2017 due to the assumed timing of the transaction. The statutory tax rate of 26% and 39% was used for 2018 and 2017, respectively, for the pro forma adjustments.

Acquisition and integration expenses associated with both the Layne and LiquiForce acquisitions for the three and six months ended June 30, 2018 were comprised of the following (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Professional services and other expenses	$18,064	$26,473
Severance and personnel costs	8,223	8,223
Total	$26,287	$34,696

4.  Revisions in Estimates

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

In our review of these changes for the three and six months ended June 30, 2018 and for the three months ended June 30, 2017, we did not identify any material amounts that should have been recorded in a prior period. In our review of these changes for the six months ended June 30, 2017, we identified and corrected amounts that should have been recorded during the three months ended September 30, 2016. This correction resulted in a $4.9 million decrease to Large Project Construction revenue and gross profit and a $1.6 million increase in net loss attributable to Granite Construction Incorporated. We have assessed the impact of this correction to the financial statements of prior periods’ as well as to the financial statements for the six months ended June 30, 2017 and the year ended December 31, 2017 and have concluded that the amounts were not material.

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Affirmative Claims

Revisions in estimates for the three and six months ended June 30, 2018 included net increases in revenue of $2.3 million and $4.9 million, respectively, related to the estimated cost recovery of customer affirmative claims, which included increases of $6.4 million and $8.5 million, respectively, that were also affected by an increase in estimated contract costs in excess of the estimated recovery during the three and six months ended June 30, 2018. The offsetting decreases of $4.1 million and $3.6 million, respectively, had estimated contract costs in excess of the estimated cost recovery that were recorded in prior periods.

Revisions in estimates for the three and six months ended June 30, 2017 included net increases in revenue of $12.2 million and $14.0 million, respectively, related to the estimated cost recovery of customer affirmative claims, which included increases of $11.4 million and $14.1 million, respectively, that were also affected by an increase in estimated contract costs in excess of the estimated recovery during the three and six months ended June 30, 2017. The remaining $0.8 million and offsetting decrease of $0.1 million, respectively, had estimated contract costs in excess of estimated cost recovery that were recorded in prior periods.

Back Charges

Revisions in estimates for the three and six months ended June 30, 2018 included reductions in cost of revenue of $1.6 million and $2.0 million, respectively, related to the estimated recovery of back charges of which $0.9 million and $1.1 million, respectively, had estimated contract costs in excess of estimated cost recovery during the three and six months ended June 30, 2018. The remaining $0.7 million and $0.9 million, respectively, had estimated contract costs in excess of estimated cost recovery that were recorded in prior periods.

Revisions in estimates for the three and six months ended June 30, 2017 included reductions in cost of revenue of $2.7 million and $3.0 million, respectively, related to the estimated recovery of back charges of which $1.4 million had estimated contract costs in excess of estimated cost recovery during both the three and six months ended June 30, 2017. The remaining $1.3 million and $1.6 million, respectively, had estimated contract costs in excess of estimated cost recovery that were recorded in prior periods.

The tables below include the impact to gross profit from significant revisions in estimates related to estimated and actual recovery of customer affirmative claims and back charges as well as the impact to gross profit from changes in estimated contract revenue and costs.

Construction

The changes in project profitability from revisions in estimates, both increases and decreases, which individually had an impact of $1.0 million or more on gross profit, were net decreases of $4.5 million and $3.3 million for the three and six months ended June 30, 2018, respectively. The changes for the three and six months ended June 30, 2017 were decreases of $1.1 million and $1.8 million, respectively. The projects are summarized as follows:

Increases

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Number of projects with upward estimate changes	1	—	2	—
Range of increase in gross profit from each project, net	$1.4	$—	$1.4 - 1.4	$—
Increase on project profitability	$1.4	$—	$2.8	$—

The increases during the three and six months ended June 30, 2018 were due to lower costs and higher productivity than originally anticipated.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Decreases

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Number of projects with downward estimate changes	3	1	3	1
Range of reduction in gross profit from each project, net	$1.2 - 2.5	$1.1	$1.3 - 2.6	$1.8
Decrease on project profitability	$5.9	$1.1	$6.1	$1.8

The decreases during the three and six months ended June 30, 2018 and 2017 were due to additional costs and lower productivity than originally anticipated.

Large Project Construction

The changes in project profitability from revisions in estimates, both increases and decreases, which individually had an impact of $1.0 million or more on gross profit, were net decreases of $30.3 million and $39.8 million for the three and six months ended June 30, 2018, respectively. The changes for the three and six months ended June 30, 2017 were decreases of $23.8 million and $37.8 million, respectively.

There were no amounts attributable to non-controlling interests for both the three and six months ended June 30, 2018. The amounts attributable to non-controlling interests were $0.4 million and $2.0 million of the decreases for the three and six months ended June 30, 2017, respectively. The projects are summarized as follows:

Increases

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Number of projects with upward estimate changes	1	—	1	—
Range of increase in gross profit from each project, net	$1.0	$—	$1.2	$—
Increase on project profitability	$1.0	$—	$1.2	$—

The increases during the three and six months ended June 30, 2018 were due to higher productivity than originally anticipated as well as owner-directed scope changes.

Decreases

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Number of projects with downward estimate changes	3	5	5	7
Range of reduction in gross profit from each project, net	$1.0 - 15.7	$1.1 - 8.1	$1.1 - 18.3	$1.0 - 10.8
Decrease on project profitability	$31.3	$23.8	$41.0	$37.8

The decreases during the three and six months ended June 30, 2018 were due to higher costs than originally anticipated as well as additional weather related costs and a decrease in estimated recovery from customer affirmative claims. The decreases during the three and six months ended June 30, 2017 were due to higher costs than originally anticipated as well as additional design, weather and owner-related costs, net of estimated and actual recovery from customer affirmative claims and back charges. As of June 30, 2018 there were three projects for which additional costs were reasonably possible in excess of the probable amounts included in the cost forecast. The reasonably possible aggregate range that has the potential to adversely impact gross profit during the year ending December 31, 2018, was zero to $15.0 million. As the related projects proceed, future estimates may change and could have a material effect on our financial position, results of operations and/or cash flows in the future.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

5.  Disaggregation of Revenue

We disaggregate our revenue based on our reportable segments and operating groups as it is the format that is regularly reviewed by management. Our reportable segments are: Construction, Large Project Construction and Construction Materials. Our operating groups are: (i) California; (ii) Northwest; (iii) Heavy Civil; (iv) Kenny and (v) Water and Mineral Services. The following tables present our disaggregated revenue (in thousands):

Three Months Ended June 30,

	Construction	Large Project Construction	Construction Materials	Total
2018
California	$187,901	$14,971	$55,194	$258,066
Northwest	160,983	12,360	43,621	216,964
Heavy Civil	7,055	201,960	—	209,015
Kenny	56,938	44,655	—	101,593
Water and Mineral Services	19,348	—	2,133	21,481
Total	$432,225	$273,946	$100,948	$807,119

2017
California	$147,605	$12,048	$48,463	$208,116
Northwest	182,574	11,295	30,718	224,587
Heavy Civil	24,098	188,481	—	212,579
Kenny	74,992	42,639	—	117,631
Total	$429,269	$254,463	$79,181	$762,913

Six Months Ended June 30,

	Construction	Large Project Construction	Construction Materials	Total
2018
California	$351,997	$27,786	$88,182	$467,965
Northwest	227,425	21,575	56,355	305,355
Heavy Civil	12,255	384,641	—	396,896
Kenny	90,443	88,358	—	178,801
Water and Mineral Services	19,348	—	2,133	21,481
Total	$701,468	$522,360	$146,670	$1,370,498

2017
California	$230,369	$22,169	$72,879	$325,417
Northwest	263,240	14,962	40,820	319,022
Heavy Civil	33,318	350,227	—	383,545
Kenny	129,191	74,138	—	203,329
Total	$656,118	$461,496	$113,699	$1,231,313

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6.  Unearned Revenue

The following tables present our unearned revenue as of the respective periods (in thousands):

June 30, 2018

	Construction	Large Project Construction	Total
California	$364,305	$33,033	$397,338
Northwest	383,855	—	383,855
Heavy Civil	43,959	2,032,151	2,076,110
Kenny	125,159	246,699	371,858
Water and Mineral Services	187,179	—	187,179
Total	$1,104,457	$2,311,883	$3,416,340

March 31, 2018

	Construction	Large Project Construction	Total
California	$333,866	$48,162	$382,028
Northwest	362,225	—	362,225
Heavy Civil	54,596	2,233,174	2,287,770
Kenny	130,289	286,269	416,558
Total	$880,976	$2,567,605	$3,448,581

January 1, 2018

	Construction	Large Project Construction	Total
California	$365,771	$40,283	$406,054
Northwest	262,117	53,465	315,582
Heavy Civil	43,016	2,356,769	2,399,785
Kenny	154,524	307,904	462,428
Total	$825,428	$2,758,421	$3,583,849

7.  Contract Assets and Liabilities

During the three and six months ended June 30, 2018, we recognized revenue of $13.3 million and $102.7 million, respectively, that was included in the contract liability balance at January 1, 2018.

During the three and six months ended June 30, 2018, we recognized revenue of $33.2 million and $60.9 million, respectively, as a result of changes in contract transaction price related to performance obligations that were satisfied or partially satisfied prior to the end of the periods. The changes in contract transaction price were from items such as executed or estimated change orders and unresolved contract modifications and claims.

As of June 30, 2018 and January 1, 2018, the aggregate claim recovery estimates included in contract asset and liability balances were approximately $36.1 million and $26.7 million, respectively. As of June 30, 2017, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings included $10.8 million in aggregate claim recovery estimates.

The components of the contract asset balances as of the respective dates were as follows (in thousands):

	June 30, 2018	January 1, 2018
Costs in excess of billings and estimated earnings	$161,670	$69,755
Contract retention	103,520	91,135
Total contract assets	$265,190	$160,890

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table summarizes changes in the contract asset balance for the period presented (in thousands):

Balance at January 1, 2018	$160,890
Change in the measure of progress on projects, net	643,605
Acquired contract assets	45,353
Revisions in estimates, net	(44,550)
Billings	(516,854)
Receipts related to contract retention	(23,254)
Balance at June 30, 2018	$265,190

The components of the contract liability balances as of the respective dates were as follows (in thousands):

	June 30, 2018	January 1, 2018
Billings in excess of costs and estimated earnings	$91,147	$82,750
Provisions for losses	717	924
Total contract liabilities	$91,864	$83,674

The following table summarizes changes in the contract liability balance for the period presented (in thousands):

Balance at January 1, 2018	$83,674
Change in the measure of progress on projects, net	(620,602)
Acquired contract liabilities	7,974
Revisions in estimates, net	(4,353)
Billings	625,434
Change in provision for loss, net	(263)
Balance at June 30, 2018	$91,864

8. Receivables, net

(in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Construction contracts completed and in progress:
Billed	$340,548	$252,467	$208,635
Unbilled	71,464	77,135	135,072
Retentions	—	91,135	75,891
Total construction contracts completed and in progress	412,012	420,737	419,598
Construction material sales	64,128	42,192	54,165
Other	16,644	17,014	10,892
Total gross receivables	492,784	479,943	484,655
Less: allowance for doubtful accounts	66	152	410
Total net receivables	$492,718	$479,791	$484,245

Receivables include billed and unbilled amounts for services provided to clients for which we have an unconditional right to payment as of the end of the applicable period and do not bear interest. Included in other receivables at June 30, 2018, December 31, 2017 and June 30, 2017 were items such as estimated recovery from back charge claims, notes receivable, fuel tax refunds, receivables from vendors and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates. As of June 30, 2018, December 31, 2017 and June 30, 2017, the estimated recovery from back charge claims included in Other receivables was $1.6 million, $1.1 million and $0.3 million, respectively.

Certain construction contracts include retainage provisions that were included in contract assets as of June 30, 2018 and in receivables, net as of December 31, 2017 and June 30, 2017 in our condensed consolidated balance sheets. As of June 30, 2018, December 31, 2017 and June 30, 2017, no retention receivable individually exceeded 10% of total net receivables at any of the presented dates. The majority of the retentions receivable are expected to be collected within one year and there were no retentions receivables determined to be uncollectible.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9.  Marketable Securities

All marketable securities were classified as held-to-maturity as of the dates presented and the carrying amounts of held-to-maturity securities were as follows:

(in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
U.S. Government and agency obligations	$15,000	$17,910	$12,909
Commercial paper	—	49,865	34,912
Corporate bonds	5,014	—	—
Total short-term marketable securities	20,014	67,775	47,821
U.S. Government and agency obligations	61,191	59,993	59,990
Corporate bonds	—	5,022	—
Total long-term marketable securities	61,191	65,015	59,990
Total marketable securities	$81,205	$132,790	$107,811

Scheduled maturities of held-to-maturity investments were as follows:

(in thousands)	June 30, 2018
Due within one year	$20,014
Due in one to five years	61,191
Total	$81,205

10.  Fair Value Measurement

The following tables summarize significant assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
June 30, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$56,534	$—	$—	$56,534
Other noncurrent assets
Restricted cash	5,746	—	—	5,746
Total assets	$62,280	$—	$—	$62,280

December 31, 2017
Cash equivalents
Money market funds	$37,284	$—	$—	$37,284
Commercial paper	9,967	—	—	9,967
Total assets	$47,251	$—	$—	$47,251

June 30, 2017
Cash equivalents
Money market funds	$38,006	$—	$—	$38,006
Total assets	$38,006	$—	$—	$38,006

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Interest Rate Swaps

In May 2018, we entered into the Third Amended and Restated Credit Agreement (as defined in Note 14), terminated the interest rate swap we entered into in January 2016 and entered into two new interest rate swaps designated as cash flow hedges with an effective date of May 2018. The two new cash flow hedges have a combined initial notional amount of $150.0 million and mature in May 2023. The interest rate swaps are designed to convert the interest rate on the term loan described in Note 14, from a variable interest rate of LIBOR plus an applicable margin to a fixed rate of 2.76% plus the same applicable margin. The interest rate swaps are reported at fair value in the condensed consolidated balance sheets using Level 2 inputs. As of June 30, 2018, December 31, 2017 and June 30, 2017 the fair values of the cash flow hedges were $0.5 million, $1.4 million and $0.7 million, respectively, all of which were included in other current assets in the condensed consolidated balance sheets. The unrealized gains and losses, net of taxes, on the effective portion reported as a component of accumulated other comprehensive income and the interest expense reclassified from accumulated other comprehensive income (loss) were both immaterial during the three and six months ended June 30, 2018 and 2017.

Other Assets and Liabilities

The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets were as follows:

		June 30, 2018		December 31, 2017		June 30, 2017
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities	Level 1	$81,205	$80,006	$132,790	$132,002	$107,811	$107,381
Liabilities (including current maturities):
2019 Notes[1]	Level 3	$80,000	$81,307	$80,000	$82,190	$120,000	$123,371
Credit Agreement - term loan[1]	Level 3	150,000	150,608	90,000	89,871	92,500	92,046
Credit Agreement - revolving credit facility[1]	Level 3	99,000	99,267	55,000	55,054	30,000	29,672
Convertible notes[1]	Level 1	160,765	186,410	—	—	—	—
1See Note 14 for definitions of, and more information about, the 2019 Notes, Credit Agreement and Convertible notes.

During the three and six months ended June 30, 2018 and 2017, we did not record any fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

11.  Construction Joint Ventures

We participate in various construction joint ventures. We have determined that certain of these joint ventures are consolidated because they are variable interest entities (“VIEs”) and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three months ended June 30, 2018, we determined no change to the primary beneficiary was required for existing construction joint ventures.

Due to the joint and several nature of the performance obligations under the related owner contracts, if any of the partners fail to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). At June 30, 2018, there was approximately $3.9 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $1.3 billion represented our share and the remaining $2.6 billion represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ and/or other guarantees.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Consolidated Construction Joint Ventures (“CCJVs”)

At June 30, 2018, we were engaged in six active CCJV projects with total contract values ranging from $50.5 million to $409.7 million and a combined total of $1.2 billion. Our share of revenue remaining to be recognized on these CCJVs was $430.9 million and ranged from $1.1 million to $190.8 million. Our proportionate share of the equity in these joint ventures was between 50.0% and 65.0%. During the three and six months ended June 30, 2018, total revenue from CCJVs was $67.7 million and $111.5 million, respectively. During the three and six months ended June 30, 2017, total revenue from CCJVs was $49.5 million and $85.0 million, respectively. During the six months ended June 30, 2018 and 2017, CCJVs provided $15.1 million and $19.2 million of operating cash flows, respectively.

Unconsolidated Construction Joint Ventures

As of June 30, 2018, we were engaged in ten active unconsolidated joint venture projects with total contract values ranging from $77.3 million to $3.7 billion and a combined total of $12.2 billion. Our proportionate share of the equity in these unconsolidated construction joint ventures ranged from 20.0% to 50.0%. As of June 30, 2018, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures was $1.3 billion and ranged from $2.3 million to $312.8 million.

The following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Assets
Cash, cash equivalents and marketable securities	$309,330	$289,940	$388,542
Other current assets[1]	701,945	812,577	632,166
Noncurrent assets	211,963	219,825	230,633
Less partners’ interest	792,567	869,782	828,237
Granite’s interest[1,2]	430,671	452,560	423,104
Liabilities
Current liabilities	535,700	682,832	668,630
Less partners’ interest and adjustments[3]	342,760	462,159	460,052
Granite’s interest	192,940	220,673	208,578
Equity in construction joint ventures[4]	$237,731	$231,887	$214,526

1Included in this balance and in accrued expenses and other current liabilities on our condensed consolidated balance sheets were amounts related to performance guarantees that were $88.6 million as of both June 30, 2018 and December 31, 2017 and $88.9 million as of June 30, 2017.

2Included in this balance as of June 30, 2018, December 31, 2017 and June 30, 2017 was $65.8 million, $74.3 million and $81.7 million, respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $10.6 million, $11.8 million and $9.8 million related to Granite’s share of estimated recovery of back charge claims as of June 30, 2018, December 31, 2017 and June 30, 2017, respectively.

3Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.

4Included in this balance and in accrued expenses and other current liabilities on the condensed consolidated balance sheets were amounts related to deficits in construction joint ventures that were $14.7 million as of June 30, 2018 and $15.9 million as of both December 31, 2017 and June 30, 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Revenue
Total	$449,996	$515,983	$689,437	$967,304
Less partners’ interest and adjustments[1]	340,809	376,332	461,841	700,162
Granite’s interest	109,187	139,651	227,596	267,142
Cost of revenue
Total	423,385	498,932	804,274	941,922
Less partners’ interest and adjustments[1]	296,250	349,557	562,751	666,552
Granite’s interest	127,135	149,375	241,523	275,370
Granite’s interest in gross loss	$(17,948)	$(9,724)	$(13,927)	$(8,228)

1Partners’ interest and adjustments represents amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

During the three and six months ended June 30, 2018, unconsolidated construction joint venture net income (loss) was $26.5 million and ($114.4) million, respectively, of which our post-adjustment share were net losses of ($17.7) million and ($13.4) million, respectively. During the three and six months ended June 30, 2017, unconsolidated construction joint venture net income was $17.6 million and $26.2 million, respectively, of which our post-adjustment share were net losses of ($9.7) million and ($8.2) million, respectively. The differences between our share of the joint venture net loss during 2018 when compared to the joint venture net income (loss) primarily resulted from differences between our estimated total revenue and cost of revenue when compared to that of our partners’ on two projects. These joint venture net income amounts exclude our corporate overhead required to manage the joint ventures and include taxes only to the extent the applicable states have joint venture level taxes.

Line Item Joint Ventures

As of June 30, 2018, we had one active line item joint venture construction project with a total contract value of $18.0 million of which our portion was $10.8 million. As of June 30, 2018, our share of revenue remaining to be recognized on this line item joint venture was $10.6 million. During the three and six months ended June 30, 2018, our portion of revenue from line item joint ventures was $0.4 million and $1.2 million, respectively. During the three and six months ended June 30, 2017, our portion of revenue from line item joint ventures was $6.8 million and $14.7 million, respectively.

12.  Investments in Affiliates

Our investments in affiliates balance is related to our investments in unconsolidated non-construction entities that we account for using the equity method of accounting, including investments in foreign affiliates, real estate entities and an asphalt terminal entity.

As part of the acquisition of Layne, we acquired investments in foreign affiliates that are engaged in mineral drilling services and the manufacture and supply of drilling equipment, parts and supplies in Latin America. The real estate entities were formed to accomplish specific real estate development projects in which our wholly-owned subsidiary, Granite Land Company, participates with third-party partners. The asphalt terminal entity is a 50% interest in a limited liability company which owns and operates an asphalt terminal and operates an emulsion plant in Nevada.

Our investments in affiliates balance consists of the following:

(in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Equity method investment in foreign affiliates	$63,000	$—	$—
Equity method investments in real estate affiliates	27,591	29,472	27,329
Equity method investment in asphalt terminal affiliate	8,904	8,997	9,841
Total investments in affiliates	$99,495	$38,469	$37,170

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Current assets	$136,953	$31,320	$25,246
Noncurrent assets	173,384	129,039	131,723
Total assets	310,337	160,359	156,969
Current liabilities	54,710	30,131	34,736
Long-term liabilities[1]	54,383	31,636	25,595
Total liabilities	109,093	61,767	60,331
Net assets	201,244	98,592	96,638
Granite’s share of net assets	$99,495	$38,469	$37,170

1The balance primarily relates to debt associated with our real estate investments. The increase in the balance since December 31, 2017 is related to debt of our investments in foreign affiliates associated with purchase of equipment and buildings.

The equity method investments in real estate affiliates included $24.0 million, $24.3 million and $22.2 million in residential real estate in Texas as of June 30, 2018, December 31, 2017 and June 30, 2017, respectively. The remaining balances were in commercial real estate in Texas. Of the $310.3 million in total assets as of June 30, 2018, real estate entities had total assets ranging from $0.3 million to $68.2 million, the non-real estate entity had total assets of $20.4 million and the foreign entities had total assets ranging from $0.1 million to $64.6 million. We have direct and indirect investments in the foreign entities and our percent ownership ranged from 25.0% to 50.0% as of June 30, 2018.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

13.  Property and Equipment, net

Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net in the condensed consolidated balance sheets and were as follows:

(in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Equipment and vehicles	$933,951	$778,549	$774,903
Quarry property	178,809	182,267	176,041
Land and land improvements	141,549	108,830	111,766
Buildings and leasehold improvements	105,038	82,601	84,113
Office furniture and equipment	63,806	56,894	58,377
Property and equipment	1,423,153	1,209,141	1,205,200
Less: accumulated depreciation and depletion	827,366	801,723	791,121
Property and equipment, net	$595,787	$407,418	$414,079

14.  Long-Term Debt and Credit Arrangements

(in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Senior notes payable	$80,000	$80,000	$120,000
Credit Agreement term loan	150,000	90,000	92,500
Credit Agreement revolving credit loan	99,000	55,000	30,000
Convertible notes	160,765	—	—
Debt issuance costs	(1,073)	(499)	(590)
Total debt	488,692	224,501	241,910
Less current maturities	207,982	46,048	14,796
Total long-term debt	$280,710	$178,453	$227,114

The aggregate minimum principal maturities of long-term debt, including current maturities and excluding debt issuance costs, related to balances at June 30, 2018 are as follows: $204.5 million during the remainder of 2018; $ 47.5 million in 2019; $7.5 million in 2020; $7.5 million in 2021; $7.5 million in 2022; and $215.3 million thereafter.

Senior Notes Payable

Senior notes payable in the amount of $80.0 million as of both June 30, 2018 and December 31, 2017 and in the amount of $120.0 million as of June 30, 2017 were due to a group of institutional holders and had an interest rate of 6.11% per annum (“2019 Notes”). As of both June 30, 2018 and December 31, 2017, $40.0 million of the outstanding balance was included in long-term debt and the remaining $40.0 million was included in current maturities of long-term debt on the condensed consolidated balance sheets. As of June 30, 2017, $10.0 million of the outstanding balance was included in current maturities of long-term debt in the condensed consolidated balance sheets. The remaining $110.0 million was included in long-term debt in the condensed consolidated balance sheets, including $30.0 million due for the 2017 installment as we had the ability and intent to pay the 2017 installment using borrowings under the Credit Agreement or by obtaining other sources of financing.

Credit Agreement

Granite entered into the Third Amended and Restated Credit Agreement dated May 31, 2018 (the “Credit Agreement”). The Credit Agreement provides for, among other things, (i) an increase in the total committed credit facility amount to $500.0 million from $300.0 million, of which $150.0 million is a term loan (all of which was drawn on May 31, 2018) and $350.0 million is a revolving credit facility; (ii) an additional increase to the revolving credit facility and/or term loan at the option of the Company, in an aggregate maximum amount up to $200.0 million subject to the lenders providing the additional commitments; (iii) a revised maturity date of May 31, 2023 (the “Maturity Date”) and (iv) the elimination of the stipulation to have a $150 million minimum cash balance before and after a dividend payment. There was no change in the aggregate sublimit for letters of credit of $100.0 million nor was there any significant change to the affirmative, restrictive or financial covenant terms except for the removal of the minimum Consolidated Tangible Net Worth financial covenant requirement and an increase of the Consolidated Leverage Ratio financial covenant requirement from 3.00 to 3.50 for the four quarters subsequent to a permitted acquisition with cash consideration in excess of $100.0 million.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Of the $150.0 million term loan, 1.25% of the principal balance is due each quarter beginning in September 2018 and the remaining balance is due on the Maturity Date. As of June 30, 2018, December 31, 2017 and June 30, 2017, $7.5 million, $6.2 million and $5.0 million, respectively, of the term loan balance was included in current maturities of long-term debt and the remaining $142.5 million, $83.8 million and $87.5 million, respectively, was included in long-term debt on the condensed consolidated balance sheets.

As of June 30, 2018, the total stated amount of all issued and outstanding letters of credit under the Credit Agreement was $33.0 million. As of June 30, 2018, December 31, 2017 and June 30, 2017, $99.0 million, $55.0 million and $30.0 million had been drawn on the revolving credit facility primarily to fund the Layne and LiquiForce acquisitions and to service the 2016 and 2017 installments of the 2019 Notes, respectively. As of June 30, 2018, the total unused availability under the Credit Agreement was $218.0 million. The letters of credit will expire between July 2018 and June 2019.

Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on the Consolidated Leverage Ratio calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin was 1.63% for loans bearing interest based on LIBOR and 0.63% for loans bearing interest at the base rate at June 30, 2018. Accordingly, the effective interest rate using three-month LIBOR and base rate was 3.96% and 5.63%, respectively, at June 30, 2018 and we elected to use LIBOR for both the term loan and the revolving credit facility. In May 2018, we entered into an interest rate swap to convert the interest rate on borrowings under the Credit Agreement from a variable interest rate of LIBOR plus an applicable margin to a fixed rate of 2.76% plus the same applicable margin.

Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Maturity Date. Borrowings bearing interest at a LIBOR rate have a term no less than one month and no greater than six months (a longer period, not to exceed 12 months, if approved by all lenders). At the end of each term, such borrowings can be paid or continued at our discretion as either a borrowing at the base rate or a borrowing at a LIBOR rate with similar terms and the same or different permitted interest period. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are collateralized on an equivalent basis with the obligations under the 2019 Notes by first priority liens (subject only to other permitted liens) on substantially all of the assets of the Company and certain of our subsidiaries that are required to be guarantors or borrowers under the Credit Agreement; however, a waiver of the requirement for Layne to become a guarantor and provide liens on its assets has been obtained until the 8.0% Convertible Notes (defined below) are redeemed or converted.

The Credit Agreement provides for the release of the liens securing the obligations at our option and expense, so long as certain conditions as defined by the terms in the Credit Agreement are satisfied (“Collateral Release Period”). However, if subsequent to exercising the option, our Consolidated Fixed Charge Coverage Ratio is less than 1.25 or our Consolidated Leverage Ratio is greater than 2.50, then we would be required to promptly re-pledge substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement. As of June 30, 2018, the conditions for the exercise of our right under Credit Agreement to have liens released were not satisfied.

Convertible Notes

In connection with our acquisition of Layne, we assumed fair value of $69.9 million of convertible notes that have an interest rate of 4.25% per annum, payable semi-annually in arrears on May 15 and November 15 (“4.25% Convertible Notes”). The 4.25% Convertible Notes mature on November 15, 2018, unless earlier repurchased, redeemed or converted and are convertible at the option of the holders until the close of business on November 14, 2018. As of June 30, 2018, $69.9 million was included in current maturities of long-term debt on the condensed consolidated balance sheets.

Subsequent to the Merger Agreement, cash was elected as the settlement method for conversion of the 4.25% Convertible Notes. As of June 30, 2018, the conversion rate was 11.8012 shares of Granite’s common stock per $1,000 in principal of the 4.25% Convertible Notes providing a conversion price of approximately $84.74 per share of Granite’s common stock.

Also in connection with our acquisition of Layne, we assumed fair value of $121.6 million of convertible notes that have an interest rate of 8.0% per annum, payable semi-annually on May 1 and November 1 (“8.0% Convertible Notes”). The 8.0% Convertible Notes mature on May 1, 2019; however, if any of the then outstanding 4.25% Convertible Notes remain outstanding on August 15, 2018, the 8.0% Convertible Notes will mature on August 15, 2018 (“Maturity Date”). As of June 30, 2018, $90.9 million was included in current maturities of long-term debt and the premium of $30.7 million associated with the conversion feature was included in additional paid-in capital on the condensed consolidated balance sheet.

As of June 30, 2018, the conversion rate of the 8.0% Convertible Notes was 23.1305 shares of Granite’s common stock per $1,000 principal amount of 8.0% Convertible Notes providing a conversion price of approximately $43.23 per share of Granite’s common stock. Prior to the Maturity Date, the notes may be converted to Granite common stock at the election of the note holders.

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

The most significant financial covenants under the terms of our Credit Agreement and related to the note purchase agreement governing our 2019 Notes (“2019 NPA”) require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. In addition, the 2019 NPA requires a minimum Consolidated Tangible Net Worth.

As of June 30, 2018 and pursuant to the definitions in the 2019 NPA, which is more restrictive, our Consolidated Tangible Net Worth was $1.0 billion, which exceeded the minimum of $757.3 million, our Consolidated Leverage Ratio was 2.10 which did not exceed the maximum of 3.00. Our Consolidated Interest Coverage Ratio was 23.92 which exceeded the minimum of 4.00.

As of June 30, 2018, we were in compliance with all covenants contained in the Credit Agreement and related to the 2019 NPA. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.

15.  Weighted Average Shares Outstanding and Net (Loss) Income Per Share

The following table presents a reconciliation of the weighted average shares outstanding used in calculating basic and diluted net (loss) income per share as well as the calculation of basic and diluted net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Numerator (basic and diluted)
Net (loss) income allocated to common shareholders for basic calculation	$(8,385)	$14,133	$(19,808)	$(9,657)
Effect of dilutive convertible notes	—	—	—	—
Net (loss) income allocated to common shareholders for diluted calculation	(8,385)	14,133	(19,808)	(9,657)
Denominator
Weighted average common shares outstanding, basic	41,044	39,827	40,074	39,738
Dilutive effect of convertible notes, restricted stock units and common stock options[1]	—	566	—	—
Weighted average common shares outstanding, diluted	41,044	40,393	40,074	39,738
Net (loss) income per share, basic	$(0.20)	$0.35	$(0.49)	$(0.24)
Net (loss) income per share, diluted	$(0.20)	$0.35	$(0.49)	$(0.24)

1Due to the net losses, shares related to convertible notes and restricted stock units representing 960,000 and 732,000 for the three and six months ended June 30, 2018, respectively, and 618,000 related to restricted stock units for the six months ended June 30, 2017 have been excluded from the number of shares used in calculating diluted net loss per share, as their inclusion would be antidilutive.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

16.  Income Taxes

The following table presents the provision for (benefit from) income taxes for the respective periods:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Provision for (benefit from) income taxes	$2,796	$8,088	$(1,335)	$(4,408)
Effective tax rate	(85.1%)	33.2%	7.8%	36.8%

Our effective tax rate for the three and six months ended June 30, 2018 decreased to (85.1%) from 33.2% and to 7.8% from 36.8%, respectively, when compared to the same periods in 2017. This change was primarily due to a decrease in the effective tax rate due to Tax Reform enacted in December 2017, one-time nondeductible acquisition and integration expenses and an increase in the loss (income) before provision for (benefit from) income taxes.

On December 22, 2017, Tax Reform was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, a territorial tax system was implemented, and a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries was imposed, among other changes. ASC Topic 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment. ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No.118, allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of Tax Reform. The Company has recognized the provisional tax impacts of Tax Reform in its consolidated financial statements for the year ended December 31, 2017. On June 14, 2018, the Company acquired Layne recognizing provisional tax impacts of Tax Reform in the opening balance sheet including assessing our intent to indefinitely reinvest certain earnings of our foreign subsidiaries and affiliates. The majority of the provisional tax impacts of Tax Reform recorded in the Company’s condensed consolidated financial statements as of June 30, 2018 are related to the revaluation of deferred tax assets and liabilities and the one-time repatriation tax. Based on a review of the guidance issued by the Internal Revenue Service in the second quarter of 2018, no adjustment to the provisional amounts recorded in the Company’s condensed consolidated financial statements, as of June 30, 2018, was deemed necessary. We continue to assess new guidance and refine our computation of the provisional tax impacts discussed above and will complete our analysis within the one-year measurement period ending December 22, 2018.

Approximately $15.0 million of uncertain tax position liability was assumed as part of the Layne acquisition and was recorded in other long-term liabilities in the Company’s condensed consolidated balance sheets as of June 30, 2018.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

17.  Equity

The following tables summarize our equity activity for the periods presented (in thousands):

	Granite Construction Incorporated	Non-controlling Interests	Total Equity
Balance at December 31, 2017	$945,108	$47,697	$992,805
Net (loss) income	(19,808)	4,065	(15,743)
Purchases of common stock[1]	(6,165)	—	(6,165)
Dividends on common stock	(11,146)	—	(11,146)
Effect of adopting Topic 606	(15,202)	—	(15,202)
Issuance of common stock for Layne acquisition[2]	321,075	48	321,123
Premium on 8.0% Convertible Notes[3]	30,702	—	30,702
Transactions with non-controlling interests	—	(6,400)	(6,400)
Other transactions with shareholders and employees[4]	11,012	—	11,012
Balance at June 30, 2018	$1,255,576	$45,410	$1,300,986

Balance at December 31, 2016	$885,988	$36,603	$922,591
Net (loss) income	(9,657)	2,078	(7,579)
Purchases of common stock[5]	(6,568)	—	(6,568)
Dividends on common stock	(10,354)	—	(10,354)
Other transactions with shareholders and employees[4]	11,987	—	11,987
Balance at June 30, 2017	$871,396	$38,681	$910,077

1Represents 104,000 shares purchased in connection with employee tax withholding for restricted stock units vested under our 2012 Equity Incentive Plan.

2Represents 5,624,000 shares issued in connection with the Layne acquisition wherein each share of Layne common stock was exchanged for 0.27 shares of Granite common stock. See Note 3 for further information.

3Represents premium associated with the conversion feature on the 8.0% Convertible Notes assumed from the acquisition of Layne. See Note 14 for further discussion.

4Amounts are comprised primarily of amortized restricted stock units.

5Represents 133,000 shares purchased in connection with employee tax withholding for restricted stock units vested under our 2012 Equity Incentive Plan.

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

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in our condensed consolidated balance sheets. The aggregate liabilities recorded as of June 30, 2018, December 31, 2017 and June 30, 2017 related to these matters were approximately $1.0 million, $0.9 million and $1.0 million, respectively, and were primarily included in accounts payable and accrued expenses and other current liabilities on our condensed consolidated balance sheets. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, including those related to liquidated damages, could have a material impact on our consolidated financial statements if they become probable and the reasonably estimable amount is determined.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

19.  Business Segment Information

Summarized segment information is as follows (in thousands):

Three Months Ended June 30,

	Construction	Large Project Construction	Construction Materials	Total
2018
Total revenue from reportable segments	$432,225	$273,946	$146,197	$852,368
Elimination of intersegment revenue	—	—	(45,249)	(45,249)
Revenue from external customers	432,225	273,946	100,948	807,119
Gross profit	61,551	1,338	17,480	80,369
Depreciation, depletion and amortization	9,645	9,318	6,074	25,037

2017
Total revenue from reportable segments	$429,269	$254,463	$123,242	$806,974
Elimination of intersegment revenue	—	—	(44,061)	(44,061)
Revenue from external customers	429,269	254,463	79,181	762,913
Gross profit	60,900	489	13,181	74,570
Depreciation, depletion and amortization	5,441	3,081	5,417	13,939

Six Months Ended June 30,

	Construction	Large Project Construction	Construction Materials	Total
2018
Total revenue from reportable segments	$701,468	$522,360	$199,519	$1,423,347
Elimination of intersegment revenue	—	—	(52,849)	(52,849)
Revenue from external customers	701,468	522,360	146,670	1,370,498
Gross profit	99,947	21,704	15,001	136,652
Depreciation, depletion and amortization	14,699	11,917	11,484	38,100
Segment assets	608,116	335,036	304,121	1,247,273

2017
Total revenue from reportable segments	$656,118	$461,496	$171,864	$1,289,478
Elimination of intersegment revenue	—	—	(58,165)	(58,165)
Revenue from external customers	656,118	461,496	113,699	1,231,313
Gross profit	88,229	3,044	8,423	99,696
Depreciation, depletion and amortization	10,435	4,967	10,615	26,017
Segment assets	142,456	312,891	295,068	750,415

As of June 30, 2018, segment assets include $21.2 million of property and equipment located in foreign countries (primarily Brazil and Mexico). As of June 30, 2017 and December 31, 2017, all segment assets were located in the United States.

A reconciliation of segment gross profit to consolidated (loss) income before provision for (benefit from) income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Total gross profit from reportable segments	$80,369	$74,570	$136,652	$99,696
Selling, general and administrative expenses	61,316	51,388	122,568	113,225
Acquisition and integration expenses	26,287	—	34,696	—
Gain on sales of property and equipment	(1,505)	(807)	(2,048)	(1,077)
Total other income	(2,444)	(371)	(1,486)	(465)
(Loss) income before provision for (benefit from) income taxes	$(3,285)	$24,360	$(17,078)	$(11,987)

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are one of the largest diversified heavy civil contractors and construction materials producers in the United States, engaged in the construction and improvement of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, trenchless and underground utilities, power-related facilities, water-related facilities, utilities, tunnels, dams and other infrastructure-related projects. We have three reportable business segments: Construction, Large Project Construction and Construction Materials (see Note 19 of “Notes to the Condensed Consolidated Financial Statements”).

On June 14, 2018, we completed the $349.8 million acquisition of Layne Construction Company (“Layne”), a U.S.-based global water management, infrastructure services and drilling company in a stock-for-stock merger which was comprised of $321.0 million in Company common stock and $28.8 million in cash to settle all outstanding stock options, restricted stock awards and unvested performance shares of Layne. In addition to issuances of Granite common stock and the settlement of various equity awards, we assumed $191.5 million in convertible notes at fair value. See Note 14 of “Notes to the Condensed Consolidated Financial Statements” for further discussion of the assumed convertible notes.

In addition, on April 3, 2018, we acquired LiquiForce, a privately owned company which provides sewer lining rehabilitation services to public and private sector water and wastewater customers in both Canada and the U.S. We acquired LiquiForce for $35.9 million in cash borrowed under the revolving credit facility as defined in Note 14 of “Notes to the Condensed Consolidated Financial Statements”.

Layne will operate as a wholly owned subsidiary of Granite Construction Incorporated and its results are reported in the newly formed Water and Mineral Services operating group in the Construction and Construction Materials segments. LiquiForce results are reported in the Kenny operating group in the Construction segment.

In addition to business segments, we review our business by operating groups. Our operating groups are defined as follows: (i) California; (ii) Northwest, which primarily includes offices in Alaska, Arizona, Nevada, Utah and Washington; (iii) Heavy Civil, which primarily includes offices in California, Florida, New York and Texas; (iv) Kenny, which primarily includes offices in Illinois and Canada and (v) Water and Mineral Services, which primarily includes offices in North America, Brazil and Latin America.

The four primary economic drivers of our business are (i) the overall health of the U.S. economy; (ii) federal, state and local public funding levels; (iii) population growth resulting in public and private development and (iv) the need to replace or repair aging infrastructure. Changes in these drivers can either reduce our revenues and/or gross profit margins or provide opportunities for revenue growth and gross profit margin improvement.

Current Economic Environment and Outlook

The above noted acquisitions extend our reach, as we execute our strategy to diversify and grow across geographies in the water, wastewater, and mining markets. We are confident that our focus on growth through end-market and geographic diversification, combined with stable-to-improving demand trends in these and other end markets, will fuel steady, long-term value creation for Granite’s stakeholders.

Public and private markets are creating opportunities for growth, even while these markets remain highly competitive. Company contract backlog of $3.65 billion continues to reflect a backdrop of consistent, modest economic growth. Private market activity remains a key growth and diversification opportunity across our business, and its portion of our portfolio continues to expand in focus and prominence. Today, public infrastructure investment is beginning to grow at state, regional, and local levels, and this investment provides our industry with visibility to funding that we have not experienced in more than a decade. This positive, multi-year public-spending demand will provide the most uplift for Granite through our Construction and Construction Materials segments.

Managing risks and being compensated appropriately for the complex skills and resources required to build tomorrow's great public infrastructure projects helps to guide our expectations going forward. This is even more accentuated in our Large Project Construction strategy, as we prioritize and pursue billions of dollars’ worth of future North American projects. The market for these projects remains robust, and we are acutely focused on projects with appropriate returns relative to risks.

Having improved state and local federal base funding visibility through 2020, the Fixing America’s Surface Transportation (“FAST”) Act remains a stabilizing force. Increased public investment has grown bottom-up for the past six years at state and local levels, with more than half of U.S. states acting individually to increase maintenance and to reinvest in transportation infrastructure. As a result, state- and local-led program expansions, coupled with Federal and private-sector strength are now key contributors to the most balanced market activity and visibility to funding that we have seen since the mid-2000s.

Following the close of the second quarter, we received notification of project wins that are not yet included in our backlog. These four project wins across four operating groups total more than $875 million, with these projects expected to enter our backlog in the second half of 2018 and early 2019.

Results of Operations

Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations of a given quarter are not indicative of the results to be expected for the full year.

The following table presents a financial summary for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Total revenue	$807,119	$762,913	$1,370,498	$1,231,313
Gross profit	80,369	74,570	136,652	99,696
Operating (loss) income	(5,729)	23,989	(18,564)	(12,452)
Total other income	(2,444)	(371)	(1,486)	(465)
Net (loss) income attributable to Granite Construction Incorporated	(8,385)	14,133	(19,808)	(9,657)

Revenue

Total Revenue by Segment

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2018		2017		2018		2017
Construction	$432,225	53.6%	$429,269	56.2%	$701,468	51.2%	$656,118	53.3%
Large Project Construction	273,946	33.9	254,463	33.4	522,360	38.1	461,496	37.5
Construction Materials	100,948	12.5	79,181	10.4	146,670	10.7	113,699	9.2
Total	$807,119	100.0%	$762,913	100.0%	$1,370,498	100.0%	$1,231,313	100.0%

Construction Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2018		2017		2018		2017
California:
Public sector	$149,188	34.6%	$97,106	22.6%	$276,370	39.5%	$155,808	23.7%
Private sector	38,713	9.0	50,499	11.8	75,627	10.8	74,561	11.4
Northwest:
Public sector	120,702	27.9	160,421	37.4	160,920	22.9	229,034	34.9
Private sector	40,281	9.3	22,153	5.2	66,505	9.5	34,206	5.2
Heavy Civil:
Public sector	7,055	1.6	22,585	5.3	12,255	1.7	30,686	4.7
Private sector	—	—	1,513	0.4	—	—	2,632	0.4
Kenny:
Public sector	41,281	9.6	41,613	9.7	64,067	9.1	76,631	11.7
Private sector	15,657	3.6	33,379	7.8	26,376	3.8	52,560	8.0
Water and Mineral Services:
Public sector	10,133	2.3	—	—	10,133	1.4	—	—
Private sector	9,215	2.1	—	—	9,215	1.3	—	—
Total	$432,225	100.0%	$429,269	100.0%	$701,468	100.0%	$656,118	100.0%

Construction revenue for the three and six months ended June 30, 2018 increased by $3.0 million, or 0.7%, and $45.4 million, or 6.9%, respectively, when compared to 2017. In addition to increases in the Water and Mineral Services operating group from the Layne acquisition, the increases were due to a volume increase in the public sector of the California operating group from improved success rate on bidding activity on highway rehabilitation work and from entering the periods with greater contract backlog. In addition, increases in the private sector of the Northwest operating group were due to new awards and entering the periods with greater contract backlog. These increases were partially offset by decreases in the public sector of the Northwest operating group and Kenny operating groups as well as both sectors of the Heavy Civil operating group from beginning the periods with lower contract backlog and the private sector of the Kenny operating group from reduced volume.

Large Project Construction Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2018		2017		2018		2017
Heavy Civil[1]	$201,960	73.7%	$188,481	74.1%	$384,641	73.8%	$350,227	75.9%
Northwest[1]	12,360	4.5	11,295	4.4	21,575	4.1	14,962	3.2
California:
Public sector	11,432	4.2	12,048	4.7	22,391	4.3	22,169	4.8
Private sector	3,539	1.3	—	—	5,395	1.0	—	—
Kenny:
Public sector	39,863	14.6	33,800	13.3	66,900	12.8	59,014	12.8
Private sector	4,792	1.7	8,839	3.5	21,458	4.1	15,124	3.3
Total	$273,946	100.0%	$254,463	100.0%	$522,360	100.0%	$461,496	100.0%

1For the periods presented, this Large Project Construction revenue was earned only from the public sector.

Large Project Construction revenue for the three and six months ended June 30, 2018 increased by $19.5 million, or 7.7%, and $60.9 million, or 13.2%, respectively, when compared to 2017 primarily due to increased beginning backlog and progress on new projects in our Heavy Civil operating group partially offset by a net negative impact from revisions in estimates (see Note 4 of “Notes to the Condensed Consolidated Financial Statements” for more information).

As of June 30, 2018, there were three projects for which additional costs were reasonably possible in excess of the probable amounts included in the cost forecast. The reasonably possible aggregate range that has the potential to adversely impact gross profit during the year ended December 31, 2018 was zero to $15.0 million. As the related projects proceed, future estimates may change and could have a material effect on our financial position, results of operations and/or cash flows in the future.

Construction Materials Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2018		2017		2018		2017
California	$55,194	54.7%	$48,463	61.2%	$88,182	60.1%	$72,879	64.1%
Northwest	43,621	43.2	30,718	38.8	56,355	38.4	40,820	35.9
Water and Mineral Services	2,133	2.1	—	—	2,133	1.5	—	—
Total	$100,948	100.0%	$79,181	100.0%	$146,670	100.0%	$113,699	100.0%

Construction Materials revenue for the three and six months ended June 30, 2018 increased by $21.8 million, or 27.5%, and $33.0 million, or 29.0%, respectively, when compared to 2017 primarily due to increases in aggregate and asphalt pricing and volume.

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

Total Contract Backlog by Segment

(dollars in thousands)	June 30, 2018		March 31, 2018		June 30, 2017
Construction	$1,272,646	34.8%	$978,288	27.3%	$1,266,504	31.2%
Large Project Construction	2,379,276	65.2	2,607,379	72.7	2,797,894	68.8
Total	$3,651,922	100.0%	$3,585,667	100.0%	$4,064,398	100.0%

Construction Contract Backlog

(dollars in thousands)	June 30, 2018		March 31, 2018		January 1, 2018
Unearned revenue	$1,104,457	86.8%	$880,976	90.1%	$825,428	92.0%
Other awards[1]	168,189	13.2	97,312	9.9	71,527	8.0
Total	$1,272,646	100.0%	$978,288	100.0%	$896,955	100.0%

1Other awards include unissued task orders and unexercised contract options to the extent their issuance or exercise is probable as well as contract awards to the extent we believe contract execution and funding is probable.

(dollars in thousands)	June 30, 2018		March 31, 2018		June 30, 2017
California
Public sector	$302,691	23.8%	$293,910	30.0%	$355,872	28.2%
Private sector	77,767	6.1	90,193	9.2	123,104	9.7
Northwest
Public sector	325,365	25.6	325,791	33.3	422,700	33.4
Private sector	60,009	4.7	44,195	4.5	47,117	3.7
Heavy Civil
Public sector	32,063	2.5	37,873	3.9	64,844	5.1
Private sector	—	0.0	—	—	1,611	0.1
Kenny
Public sector	154,258	12.1	130,867	13.4	175,017	13.8
Private sector	50,348	4.0	55,459	5.7	76,239	6.0
Water and Mineral Services
Public sector	238,200	18.7	—	—	—	—
Private sector	31,945	2.5	—	—	—	—
Total	$1,272,646	100.0%	$978,288	100.0%	$1,266,504	100.0%

Construction contract backlog of $1.3 billion at June 30, 2018 was $294.4 million, or 30.1%, higher than at March 30, 2018. In addition to increases in the Water and Mineral Services operating group from the Layne acquisition, the increase was due to new awards in the public sector of the California and Kenny operating groups and private sector of Northwest operating group. Significant new awards during the three months ended June 30, 2018 included an expressway construction project California and an interstate improvement contract in Chicago.

Large Project Construction Contract Backlog

(dollars in thousands)	June 30, 2018		March 31, 2018		January 1, 2018
Unearned revenue	$2,311,883	97.2%	$2,567,605	98.5%	$2,758,421	97.8%
Other awards[1]	67,393	2.8	39,774	1.5	62,781	2.2
Total	$2,379,276	100.0%	$2,607,379	100.0%	$2,821,202	100.0%

1Other awards include contract awards to the extent we believe contract execution and funding is probable.

(dollars in thousands)	June 30, 2018		March 31, 2018		June 30, 2017
Heavy Civil[1]	$2,003,988	84.3%	$2,195,568	84.2%	$2,200,119	78.7%
Northwest[1]	32,935	1.4	44,732	1.7	77,193	2.8
California
Public sector	19,941	0.8	29,236	1.1	65,679	2.3
Private sector	8,322	0.3	11,800	0.5	—	—
Kenny
Public sector	246,697	10.4	286,269	11.0	369,780	13.2
Private sector	67,393	2.8	39,774	1.5	85,123	3.0
Total	$2,379,276	100.0%	$2,607,379	100.0%	$2,797,894	100.0%

1For the periods presented, all Large Project Construction contract backlog was related to contracts with public agencies.

Large Project Construction contract backlog of $2.4 billion as of June 30, 2018 was $228.1 million, or 8.7%, lower than at March 30, 2018 due to progress on existing projects.

Non-controlling partners’ share of Large Project Construction contract backlog as of June 30, 2018, March 30, 2018, and June 30, 2017 was $341.5 million, $370.4 million and $135.0 million, respectively.

Gross Profit

The following table presents gross profit by business segment for the respective periods:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Construction	$61,551	$60,900	$99,947	$88,229
Percent of segment revenue	14.2%	14.2%	14.2%	13.4%
Large Project Construction	1,338	489	21,704	3,044
Percent of segment revenue	0.5	0.2	4.2	0.7
Construction Materials	17,480	13,181	15,001	8,423
Percent of segment revenue	17.3	16.6	10.2	7.4
Total gross profit	$80,369	$74,570	$136,652	$99,696
Percent of total revenue	10.0%	9.8%	10.0%	8.1%

Construction gross profit for the three and six months ended June 30, 2018 increased by $0.7 million, or 1.1%, and $11.7 million, or 13.3%, respectively, when compared to 2017. The increases were primarily due to increased revenue volume and margin improvement in our California operating group due to favorable weather and an increase in highway rehabilitation work partially offset by a decline in our Kenny operating group from reduced revenue volume.

Large Project Construction gross profit for the three and six months ended June 30, 2018 increased by $0.8 million, or over 100%, and $18.7 million, or over 100%, respectively, when compared to 2017. Large Project Construction gross profit as a percentage of segment revenue for the three and six months ended June 30, 2018 increased to 0.5% from 0.2% and from 0.7% to 4.2%, respectively, when compared to 2017. The increases were primarily due to progression on projects with higher beginning backlog margin partially offset by an increase in net negative impact from revisions in estimates compared to 2017 (see Note 4 of “Notes to the Condensed Consolidated Financial Statements”).

Construction Materials gross profit for the three and six months ended June 30, 2018 increased by $4.3 million, or 32.6%, and $6.6 million, or 78.1%, respectively, when compared to 2017 primarily due to increased revenue volume as well as margin improvement driven by cost efficiency in the California operating group and price increases in the Northwest operating group.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Selling
Salaries and related expenses	$14,073	$11,886	$27,811	$25,372
Restricted stock unit amortization	482	923	1,784	1,679
Other selling expenses	5,119	2,228	7,882	5,584
Total selling	19,674	15,037	37,477	32,635
General and administrative
Salaries and related expenses	20,835	20,506	40,692	41,104
Restricted stock unit amortization	1,253	724	8,353	9,145
Other general and administrative expenses	19,554	15,121	36,046	30,341
Total general and administrative	41,642	36,351	85,091	80,590
Total selling, general and administrative	$61,316	$51,388	$122,568	$113,225
Percent of revenue	7.6%	6.7%	8.9%	9.2%

Selling, general and administrative expenses for the three and six months ended June 30, 2018 increased $9.9 million, or 19.3%, and $9.3 million, or 8.3%, respectively, when compared to 2017. Selling, general and administrative expenses as a percent of revenue for the three and six months ended June 30, 2018 increased to 7.6% from 6.7% and decreased to 8.9% from 9.2%, respectively.

Selling Expenses

Selling expenses include the costs for estimating and bidding, business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses during the three and six months ended June 30, 2018 increased $4.6 million, or 30.8%, and $4.8 million, or 14.8%, when compared to 2017 primarily due to the addition of Layne and LiquiForce expenses as well as costs from increased bidding activities.

General and Administrative Expenses

General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses. Total general and administrative expenses during the three and six months ended June 30, 2018 increased $5.3 million, or 14.6%, and $4.5 million, or 5.6%, respectively, when compared to 2017 due to increases in other general and administrative expenses primarily from the addition of Layne and LiquiForce expenses.

Acquisition and Integration expenses

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Acquisition and integration expenses	$26,287	$—	$34,696	$—

Of the total acquisition and integration expenses for the three and six months ended June 30, 2018, $8.2 million was related to severance costs and $18.1 million and $26.5 million, respectively, was related to external transaction costs and professional fees. All of these costs were associated with the acquisition and integration of LiquiForce and Layne.

Income Taxes

The following table presents the provision for (benefit from) income taxes for the respective periods:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Provision for (benefit from) income taxes	$2,796	$8,088	$(1,335)	$(4,408)
Effective tax rate	(85.1%)	33.2%	7.8%	36.8%

We calculate our income tax provision at the end of each interim period by estimating our annual effective tax rate and applying that rate to our income (loss) before provision for (benefit from) income taxes. The effect of changes in enacted tax laws, tax rates or tax status is recognized in the interim period in which the change occurs. See Note 16 of “Notes to the Condensed Consolidated Financial Statements” for more information.

Certain Legal Proceedings

As discussed in Note 18 of “Notes to the Condensed Consolidated Financial Statements”, under certain circumstances the resolution of certain legal proceedings to which we are subject could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations, cash flows and/or liquidity.

Liquidity and Capital Resources

The timing differences between our cash inflows and outflows require us to maintain adequate levels of working capital. We believe our cash and cash equivalents, short-term investments, available borrowing capacity and cash expected to be generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations for the next twelve months. We maintain a collateralized credit facility of $500.0 million, of which $218.0 million was available at June 30, 2018, to provide capital needs to fund growth opportunities, either internal or generated through acquisitions or to pay installments on our 2019 Notes. See the Senior Notes Payable and Credit Agreement sections of Note 14 of “Notes to the Condensed Consolidated Financial Statements” for definition and further discussion on our 2019 Notes and Credit Agreement. If we experience a prolonged change in our business operating results or make a significant acquisition, we may need additional sources of financing, which, even if available, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available on terms acceptable to us.

Absent a material change in our financial condition, we believe the credit facility includes sufficient capacity to address the maturities of the 4.25% and 8.00% Convertible Notes assumed from the acquisition of Layne. See Convertible Notes section of Note 14 of “Notes to the Condensed Consolidated Financial Statements” for further discussion on these assumed notes.

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

The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated construction joint ventures (“CCJVs”), as of the respective dates:

(in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Cash and cash equivalents excluding CCJVs	$113,468	$139,352	$97,873
CCJV cash and cash equivalents[1]	82,047	94,359	80,195
Total consolidated cash and cash equivalents	195,515	233,711	178,068
Short-term and long-term marketable securities[2]	81,205	132,790	107,811
Total cash, cash equivalents and marketable securities	$276,720	$366,501	$285,879

1The volume and stage of completion of contracts from our CCJVs may cause fluctuations in joint venture cash and cash equivalents between periods. These funds generally are not available for the working capital or other liquidity needs of Granite until distributed.

2See Note 9 of “Notes to the Condensed Consolidated Financial Statements” for the composition of our marketable securities.

Our primary sources of liquidity are cash and cash equivalents, marketable securities and cash generated from operations. We may also from time to time access our credit facility, issue and sell equity, debt or hybrid securities or engage in other capital markets transactions.

Our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions. Marketable securities consist of U.S. Government and agency obligations and corporate bonds.

Granite’s portion of CCJV cash and cash equivalents was $47.4 million, $56.5 million and $48.8 million as of June 30, 2018, December 31, 2017 and June 30, 2017, respectively. Excluded from the table above is Granite’s portion of unconsolidated construction joint venture cash and cash equivalents of $97.6 million, $91.0 million and $106.6 million as of June 30, 2018, December 31, 2017 and June 30, 2017, respectively. The assets of each consolidated and unconsolidated construction joint venture relate solely to that joint venture. The decision to distribute joint venture assets must generally be made jointly by a majority of the members and, accordingly, these assets, including those associated with estimated cost recovery of customer affirmative claims and back charge claims, are generally not available for the working capital needs of Granite until distributed.

Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends on our capital stock. We may also from time to time prepay or repurchase outstanding indebtedness and acquire assets or businesses that are complementary to our operations.

Cash Flows

	Six Months Ended June 30,
(in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$(75,445)	$22,686
Investing activities	(38,480)	(14,726)
Financing activities	81,475	(19,218)

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

Excluding the effect of acquired receivables, day’s sales outstanding increased 3 days to 58 days as of June 30, 2018 from 55 days at June 30, 2017 primarily due to an increase in contract assets/cost in excess of billings and estimated earnings, net related to a contract for which we have a pending affirmative claim. Excluding the effect of acquired accounts payable, day’s payables outstanding decreased 2 days to 56 days as of June 30, 2018 from 58 days at June 30, 2017 due to timing of salary accruals.

Cash used in operating activities of $75.4 million for the six months ended June 30, 2018 represents a $98.1 million increase when compared to 2017. The change was primarily due to a $76.3 million increase in net contributions to unconsolidated joint ventures, a $29.3 million increase in cash used in working capital partially offset by $5.8 million increase in cash provided by net income after adjusting for non-cash items. The increase in cash used in working capital was due to a $2.5 million decrease in cash used in working capital assets and a $31.8 million decrease in cash provided by working capital liabilities. The decrease in cash provided by working capital liabilities was primarily due to a 2 day decrease in DPO and relative volume.

Cash used by investing activities of $38.5 million for the six months ended June 30, 2018 represents a $23.8 million increase when compared to 2017. The change was primarily due to the acquisitions of Layne and LiquiForce partially offset by an increase in maturities, net of purchases, of marketable securities and in purchases, net of sales proceeds, of property and equipment (see Capital Expenditures discussion below).

Cash provided by financing activities of $81.5 million for the six months ended June 30, 2018 represents a $100.7 million increase when compared to 2017. The change was primarily due to $105.0 million in revolving credit facility draws that were made to fund portions of the Layne and LiquiForce acquisitions (Note 14 of “Notes to the Condensed Consolidated Financial Statements”).

Capital Expenditures

During the six months ended June 30, 2018, we had capital expenditures of $36.5 million compared to $37.5 million during 2017. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. As part of the Layne acquisition, we acquired $187.9 million in property and equipment. We currently anticipate 2018 capital expenditures to be between $105.0 million and $115.0 million for the full year.

Derivatives

We recognize derivative instruments as either assets or liabilities in the condensed consolidated balance sheets at fair value using Level 2 inputs.

In May 2018, we terminated the interest rate swap we entered into in January 2016 due to the amendment and restatement of the Credit Agreement (as defined in Credit Agreement section of Note 14 to “Notes to the Condensed Consolidated Financial Statements”). In May 2018, we entered into two interest rate swaps designated as cash flow hedges with an effective date of May 2018 and a combined initial notional amount of $150.0 million and mature in May 2023. The interest rate swaps are designed to convert the interest rate on our term loan from a variable interest rate of LIBOR plus an applicable margin to a fixed rate of 2.76% plus the same applicable margin.

Surety Bonds and Real Estate Mortgages

We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At June 30, 2018, approximately $3.1 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

Our real estate affiliates are subject to mortgage indebtedness. This indebtedness is non-recourse to Granite but is recourse to the real estate entities. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entity to repay portions of the debt.

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

The most significant financial covenants under the terms of our Credit Agreement and related to the note purchase agreement governing our 2019 Notes (“2019 NPA”) require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. In addition, the 2019 NPA requires a minimum Consolidated Tangible Net Worth.

As of June 30, 2018 and pursuant to the definitions in the 2019 NPA, which is more restrictive, our Consolidated Tangible Net Worth was $1.0 billion, which exceeded the minimum of $757.3 million and our Consolidated Leverage Ratio was 2.10, which did not exceed the maximum of 3.00. Our Consolidated Interest Coverage Ratio was 23.92, which exceeded the minimum of 4.00.

As of June 30, 2018, we were in compliance with all covenants contained in the Credit Agreement and related to the 2019 Notes. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.

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

As part of our acquisition of Layne and LiquiForce, we now are exposed to incremental market risks.

Foreign Currency Risk

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Layne’s international operations are in Mexico, Canada and Brazil and LiquiForce has international operations in Canada. Layne’s affiliates also operate in Latin America (see Note 12 of “Notes to the Condensed Consolidated Financial Statements”). The majority of the customer contracts in Mexico are U.S. dollar-based, reducing the exposure to currency fluctuations. As of June 30, 2018, we do not have any outstanding foreign currency option contracts.

As foreign currency exchange rates change, the impact to our consolidated statements of operations could be significant and may affect year-to-year comparability of operating results. The impact from foreign currency transactions during the three and six months ended June 30, 2018 was immaterial.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management carried out, as of June 30, 2018, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2018, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The description of the matters set forth in Part I, Item 1 of this Report under Note 18 of “Notes to the Condensed Consolidated Financial Statements” is incorporated herein by reference.

Item 1A.	RISK FACTORS

Except as set forth below, there has been no material changes to the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017:

We may be exposed to liabilities under the Foreign Corrupt Practices Act (“FCPA”) and any determination that we or any of our subsidiaries has violated the FCPA could have a material adverse effect on our business. The FCPA generally prohibits companies and their affiliates from making improper payment to non-U.S. officials for the purpose of obtaining or retaining business. Our internal policies, procedures and code of conduct mandate compliance with these anti-corruption laws. However, with the acquisition of Layne we now operate in some countries known to experience corruption. Despite our training and compliance programs, we cannot assure that our internal policies and procedures will always protect us from violation of such anti-corruption laws committed by our affiliated entities or their respective officers, directors, employees and agents. We could also face fines, sanctions and other penalties from authorities in the relevant foreign jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of certain of our assets. Our customers in those jurisdictions could also seek to impose penalties or take other actions adverse to our interest. In addition, we could face other third-party claims by our directors, officers, employees, affiliates, advisors, attorneys, agents, stockholders, debt holders or other interest holders or constituents. Violations of FCPA laws, allegations of such violations and/or disclosure related to any relevant investigation could have a material adverse impact on our financial position, results of operations, cash flows and liquidity for reasons including, but not limited to, an adverse effect our reputation, our ability to obtain new business or retain existing business, to attract and retain employees, to access the capital markets and/or could give rise to an event of default under the agreements governing our debt instruments

In connection with acquisitions or divestitures, we may become subject to liabilities. In connection with any acquisitions, we may acquire liabilities or defects such as legal claims, including but not limited to third party liability and other tort claims; claims for breach of contract; employment-related claims; environmental liabilities, conditions or damage; permitting, regulatory or other compliance with law issues; or tax liabilities. If we acquire any of these liabilities, and they are not adequately covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty, we may be responsible for significant out-of-pocket expenditures. In connection with any divestitures, we may incur liabilities for breaches of representations and warranties or failure to comply with operating covenants under any agreement for a divestiture. In addition, we may indemnify a counterparty in a divestiture for certain liabilities of the subsidiary or operations subject to the divestiture transaction. These liabilities, if they materialize, could have a material adverse effect on our business, financial condition and results of operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended June 30, 2018:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
April 1, 2018 through April 30, 2018	506	$54.77	—	$200,000,000
May 1, 2018 through May 31, 2018	27	$56.68	—	$200,000,000
June 1, 2018 through June 30, 2018	301	$57.50	—	$200,000,000
	834	$55.82	—

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

Item 6.	EXHIBITS

4.1	†

Indenture, dated as of November 12, 2013, between Layne Christensen Company and U.S. Bank National Association (incorporated by reference from Exhibit 4.1 to Layne’s Current Report on Form 8-K dated November 12, 2013)

4.2	†

Indenture, dated as of March 2, 2015, among Layne Christensen Company, Guarantor parties thereto and U.S. Bank National Association (incorporated by reference from Exhibit 4.1 to Layne’s Current Report on Form 8-K dated March 2, 2015)

4.3	†

4.25% supplemental Indenture, dated as of June 14, 2018, between the Company and U.S. Bank National Association (incorporated by reference from Exhibit 4.1 to Layne’s Current Report on Form 8-K dated June 14, 2018.

4.4	†

8.00% Supplemental Indenture, dated as of June 14, 2018, by and among the Company, Layne, and U.S. Bank National Association (incorporated by reference from Exhibit 4.2 to our Current Report on From 8-K dated June 14, 2018)

10.1	†	Third Amendment to Note Purchase Agreement dated April 18, 2018
10.2	†

Third Amended and Restated Credit Agreement, dated May 31, 2018 by and among Granite Construction Incorporated, Granite Construction Company, GILC Incorporated, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender, and L/C Issuer (incorporated by reference from Exhibit 10.1 to our current Report on Form 8-K dated June 5, 2018)

10.3	†

Third Amended and Restated Guaranty Agreement, dated May 31, 2018, by and among Granite Construction Incorporated, the guarantors party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference from exhibit 10.2 to our Current Report on Form 8-K dated June 5, 2018)

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

GRANITE CONSTRUCTION INCORPORATED

Date:	August 8, 2018	By:	/s/ Jigisha Desai
Jigisha Desai
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)