Form 10-Q
period 2018-09-30
GRANITE CONSTRUCTION INC
filed 2018-10-29
CIK 861459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 1-12911

GRANITE CONSTRUCTION INCORPORATED

State of Incorporation:	I.R.S. Employer Identification Number:
Delaware	77-0239383

Address of principal executive offices:

585 W. Beach Street

Watsonville, California 95076

(831) 724-1011

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 23, 2018.

Class	Outstanding
Common Stock, $0.01 par value	46,897,218

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except share and per share data)

	September 30, 2018	December 31, 2017	September 30, 2017
ASSETS
Current assets
Cash and cash equivalents ($125,165, $94,359 and $71,328 related to consolidated construction joint ventures (“CCJVs”))	$230,259	$233,711	$185,516
Short-term marketable securities	35,010	67,775	47,814
Receivables, net ($26,142, $52,031 and $51,079 related to CCJVs)	618,070	479,791	627,081
Contract assets ($20,968, $0 and $0 related to CCJVs)	213,989	—	—
Costs and estimated earnings in excess of billings ($0, $1,437 and $3,035 related to CCJVs)	—	103,965	94,527
Inventories	90,789	62,497	62,059
Assets held for sale	62,988	—	—
Equity in construction joint ventures	273,993	247,826	242,358
Other current assets ($11,361, $10,384 and $6,033 related to CCJVs)	32,185	36,513	26,612
Total current assets	1,557,283	1,232,078	1,285,967
Property and equipment, net ($36,061, $38,361 and $33,754 related to CCJVs)	560,618	407,418	412,174
Long-term marketable securities	46,093	65,015	69,991
Investments in affiliates	84,840	38,469	39,946
Goodwill	244,696	53,799	53,799
Deferred income taxes, net	6,408	—	—
Other noncurrent assets	143,910	75,199	85,411
Total assets	$2,643,848	$1,871,978	$1,947,288

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$116,796	$46,048	$14,796
Accounts payable ($33,426, $34,795 and $27,443 related to CCJVs)	316,917	237,673	286,913
Contract liabilities ($67,139, $0 and $0 related to CCJVs)	117,759	—	—
Billings in excess of costs and estimated earnings ($0, $37,701 and $38,581 related to CCJVs)	—	135,146	168,707
Accrued expenses and other current liabilities ($1,975, $2,126 and $1,354 related to CCJVs)	296,033	236,407	246,775
Total current liabilities	847,505	655,274	717,191
Long-term debt	316,926	178,453	225,922
Deferred income taxes, net	5,589	1,361	5,932
Other long-term liabilities	67,429	44,085	46,435
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 46,897,092 shares as of September 30, 2018, 39,871,314 shares as of December 31, 2017 and 39,850,587 shares as of September 30, 2017	469	399	399
Additional paid-in capital	572,046	160,376	157,734
Accumulated other comprehensive income	1,841	634	240
Retained earnings	786,936	783,699	756,183
Total Granite Construction Incorporated shareholders’ equity	1,361,292	945,108	914,556
Non-controlling interests	45,107	47,697	37,252
Total equity	1,406,399	992,805	951,808
Total liabilities and equity	$2,643,848	$1,871,978	$1,947,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Transportation	$610,847	$624,727	$1,472,703	$1,423,396
Water	124,292	36,378	215,951	100,944
Specialty	190,836	197,886	461,149	452,265
Materials	129,616	98,135	276,286	211,834
Total revenue	1,055,591	957,126	2,426,089	2,188,439
Cost of revenue
Transportation	539,871	559,187	1,334,302	1,303,489
Water	100,189	34,573	174,834	91,172
Specialty	162,737	170,089	395,838	395,529
Materials	108,303	78,747	239,972	184,023
Total cost of revenue	911,100	842,596	2,144,946	1,974,213
Gross profit	144,491	114,530	281,143	214,226
Selling, general and administrative expenses	70,769	49,501	193,337	162,726
Acquisition and integration expenses	9,334	—	44,030	—
Gain on sales of property and equipment	(3,018)	(1,753)	(5,066)	(2,830)
Operating income	67,406	66,782	48,842	54,330
Other (income) expense
Interest income	(1,533)	(1,141)	(4,227)	(3,356)
Interest expense	4,452	2,660	10,090	8,097
Equity in income of affiliates	(1,769)	(2,732)	(5,527)	(4,907)
Other income, net	(1,533)	(1,309)	(2,205)	(2,821)
Total other income	(383)	(2,522)	(1,869)	(2,987)
Income before provision for income taxes	67,789	69,304	50,711	57,317
Provision for income taxes	8,692	21,249	7,357	16,841
Net income	59,097	48,055	43,354	40,476
Amount attributable to non-controlling interests	(3,425)	(2,073)	(7,490)	(4,151)
Net income attributable to Granite Construction Incorporated	$55,672	$45,982	$35,864	$36,325

Net income per share attributable to common shareholders (see Note 15)
Basic	$1.20	$1.15	$0.84	$0.91
Diluted	$1.17	$1.14	$0.84	$0.90
Weighted average shares of common stock
Basic	46,308	39,844	42,443	39,774
Diluted	47,810	40,387	42,910	40,367
Dividends per common share	$0.13	$0.13	$0.39	$0.39

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited - in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$59,097	$48,055	$43,354	$40,476
Other comprehensive income, net of tax:
Net unrealized gain (loss) on derivatives	$2,289	$46	$1,555	$(163)
Less: reclassification for net (gains) losses included in interest expense	(1,719)	25	(157)	141
Net change	$570	$71	$1,398	$(22)
Foreign currency translation adjustments, net	249	98	(189)	633
Other comprehensive income	$819	$169	$1,209	$611
Comprehensive income	$59,916	$48,224	$44,563	$41,087
Non-controlling interests in comprehensive income	(3,425)	(2,073)	(7,490)	(4,151)
Comprehensive income attributable to Granite Construction Incorporated	$56,491	$46,151	$37,073	$36,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

Nine Months Ended September 30,	2018	2017
Operating activities
Net income	$43,354	$40,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	77,816	48,522
Gain on sales of property and equipment, net	(5,066)	(2,830)
Change in deferred income taxes	(2,207)	—
Stock-based compensation	12,621	13,580
Equity in net loss from unconsolidated joint ventures	16,343	15,415
Net income from affiliates	(5,527)	(4,907)
Changes in assets and liabilities, net of the effects of acquisitions in 2018:
Receivables	(154,996)	(207,908)
Costs and estimated earnings in excess of billings, net	—	14,726
Contract assets, net	355	—
Inventories	(4,283)	(6,814)
Contributions to unconsolidated construction joint ventures	(89,000)	(3,937)
Distributions from unconsolidated construction joint ventures	15,581	33,374
Other assets, net	30,728	10,523
Accounts payable	41,672	90,799
Accrued expenses and other current liabilities, net	37,352	23,595
Net cash provided by operating activities	14,743	64,614
Investing activities
Purchases of marketable securities	(9,952)	(79,708)
Maturities of marketable securities	60,000	90,000
Purchases of property and equipment ($15,040 and $13,537 related to CCJVs)	(86,131)	(56,808)
Proceeds from sales of property and equipment	9,480	5,107
Cash paid to purchase businesses, net of cash and restricted cash acquired	(55,030)	—
Other investing activities, net	320	2,321
Net cash used in investing activities	(81,313)	(39,088)
Financing activities
Proceeds from debt	143,250	—
Debt principal repayments	(42,149)	(3,750)
Cash dividends paid	(16,328)	(15,506)
Repurchases of common stock	(6,369)	(6,713)
Distributions to non-controlling partners, net	(10,128)	(3,500)
Other financing activities, net	441	133
Net cash provided by (used in) financing activities	68,717	(29,336)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,147	(3,810)
Cash and cash equivalents at beginning of period	233,711	189,326
Cash, cash equivalents and restricted cash of $5,599 at end of period	$235,858	$185,516
Supplementary Information
Cash paid during the period for:
Interest	$9,029	$6,720
Income taxes	8,576	2,689
Other non-cash operating activities:
Performance guarantees	$—	$5,761
Non-cash investing and financing activities:
Common stock issued in acquisition	$321,075	$—
Common stock issued in conversion of 8% Convertible Notes	53,086	—
Premium on 8.0% Convertible Notes	30,702	—
Restricted stock units issued, net of forfeitures	13,537	11,184
Accrued cash dividends	6,097	5,181
Accrued equipment purchases	4,783	2,440

 The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” “the Company” or “Granite”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at September 30, 2018 and 2017 and the results of our operations and cash flows for the periods presented. The December 31, 2017 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements, except for the adoption during the three months ended March 31, 2018 of Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, ASU No. 2016-18 'Statement of Cash Flows (Topic 230): Restricted Cash, ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business and ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting, none of which had a material impact on our condensed consolidated financial statements. In addition, during the three months ended March 31, 2018, we adopted ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No.118, the impact of which is disclosed in Note 16 and on January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers and subsequently issued additional related ASUs (“Topic 606”), the impact of which is described in detail below.

On April 3, 2018, we acquired LiquiForce and on June 14, 2018, we completed the acquisition of Layne Christensen Company (“Layne”). See Note 3 for further information.

Foreign Currency Transactions and Translation: Through the acquisitions of Layne and LiquiForce, we now have operations in Latin America, Canada and Brazil which involve exposure to possible volatile movements in foreign currency exchange rates. We account for foreign currency exchange transactions and translation in accordance with ASC Topic 830, Foreign Currency Matters. In Mexico, most of our customer contracts are denominated in U.S. dollars; therefore, the functional currency is U.S. dollars. In Canada and Brazil, the functional currency is the local currency. Foreign currency transactions are remeasured into the functional currency with gains and losses included in other income, net in the condensed consolidated statements of operations. The impact from foreign currency transactions was immaterial for both the three and nine months ended September 30, 2018. Assets and liabilities in functional currency are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated into U.S. dollars at average foreign currency exchange rates prevailing during the reporting periods. The translation adjustments from functional currency to U.S. dollars are reported in accumulated other comprehensive income on the condensed consolidated balance sheets.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Cash, Cash Equivalents and Restricted Cash: In connection with the acquisition of Layne, we acquired restricted cash which is included in other noncurrent assets in the condensed consolidated balance sheets and consists of escrow funds and judicial deposits associated with tax related legal proceedings in Brazil. The table below presents changes in cash, cash equivalents and restricted cash on the condensed consolidated statements of cash flows and a reconciliation to the amounts reported in the condensed consolidated balance sheets (in thousands).

Nine Months Ended September 30,	2018	2017
Cash and cash equivalents, beginning of period	$233,711	$189,326
End of the period
Cash and cash equivalents	230,259	185,516
Restricted cash	5,599	—
Total cash, cash equivalents and restricted cash, end of period	235,858	185,516
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,147	$(3,810)

Inventories: Inventories consist primarily of quarry products, contract-specific materials, water well drilling materials, and sewer remediation materials that are located in the U.S. and mineral extraction and drilling supplies located in the U.S. and foreign countries, primarily Brazil and Mexico. Cost of U.S. and foreign inventories are valued at the lower of average cost or net realizable value. We reserve quarry products based on estimated quantities of materials on hand in excess of approximately one year of demand. As of September 30, 2018, inventory included $18.4 million of supplies related to the Water and Mineral Services operating group.

Assets Held for Sale: During the three months ended September 30, 2018, management approved the plan to sell certain non-core assets and the associated liabilities related to the water delivery business within our Water and Mineral Services operating group. We expect to complete the sale of the assets during the fourth quarter of 2018. The reclassification of the related assets of the disposal group includes approximately $41.8 million of property, plant and equipment and goodwill of $13.5 million.

Recent Developments: During the three months ended September 30, 2018, we revised our reportable segments, which are the same as our operating segments, as a result of a change in how our chief operating decision maker (our Chief Executive Officer) regularly reviews financial information to allocate resources and assess performance. This change is consistent with our strategic, end-market diversification strategy. Our new reportable segments which correspond to this end-market focus are: Transportation, Water, Specialty and Materials. The end-market segments Transportation, Water and Specialty replace the Construction and Large Project Construction reportable segments with the composition of our Materials segment remaining unchanged except for the addition of certain material production activity related to the acquisition of Layne. Prior-year information has been recast to reflect this change. See Note 19 for further information regarding our reportable segments.

Goodwill: As a result of the change in our reportable segments, we reassessed our reporting units and have determined we have eight reporting units in which goodwill was recorded as follows:

•	Midwest Group Transportation
•	Midwest Group Specialty
•	Northwest Group Transportation
•	Northwest Group Materials
•	California Group Transportation
•	Water and Mineral Services Group Water
•	Water and Mineral Services Group Specialty
•	Water and Mineral Services Group Materials

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Goodwill was reallocated to these reporting units based on their relative fair values. The following table presents the goodwill balance by reportable segment:

(in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Transportation	$19,798	$19,798	$19,798
Water	135,230	618	618
Specialty	39,821	31,437	31,437
Materials	49,847	1,946	1,946
Total goodwill	$244,696	$53,799	$53,799

We perform our goodwill impairment tests annually as of November 1 and more frequently when events and circumstances occur that indicate a possible impairment of goodwill. In addition, we evaluate goodwill for impairment if events or circumstances change between annual tests indicating a possible impairment.  Examples of such events or circumstances include the following:

•	a significant adverse change in legal factors or in the business climate;
•	an adverse action or assessment by a regulator;
•	a more likely than not expectation that a segment or a significant portion thereof will be sold; or
•	the testing for recoverability of a significant asset group within the segment.

Due to the change in reportable segments and the resulting change to reporting units, we conducted an impairment test both before and after the change in accordance with ASC Topic 350, Intangibles - Goodwill and Other. We performed a quantitative assessment on the Kenny Large Project Construction and Kenny Construction reporting units, which were most susceptible to fluctuations in results. The results of the quantitative goodwill impairment tests indicated that the estimated fair values of these reporting units exceeded their net book values (i.e., cushion) by at least 40%.

We performed a qualitative assessment on the remaining six reporting units with goodwill balances as we determined that it was more likely than not that the fair value of these reporting units was greater than the carrying value consistent with our conclusion in 2017. After assessing the totality of events and circumstances, we determined that it is more likely than not that the fair value of these reporting units were greater than the carrying amounts; therefore, a quantitative goodwill impairment test was not performed.

Reclassifications: Certain reclassifications of prior period amounts have been made to conform to the current period presentation. These reclassifications included $2.6 million and $4.8 million during the three and nine months ended September 30, 2017, respectively, of gross profit to the Materials segment primarily from the Transportation segment to better align costs with the respective segments. These reclassifications had no impact on previously reported operating income (loss) or net income (loss), or on the consolidated balance sheets or statements of cash flows.

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

While the adoption of Topic 606 did not have an impact on revenue of our Materials segment, it did impact revenue of our Transportation, Water and Specialty segments specifically in the following areas:

•

Multiple performance obligations – In accordance with Topic 606, we reviewed construction contracts with customers, including those related to contract modifications, to determine if there are multiple performance obligations. Based on this review, we identified one unconsolidated joint venture contract in our Transportation segment that has multiple performance obligations.

•

Multiple contracts – We reviewed contracts containing task orders and identified one master contract in our Water segment that consists of multiple individual contracts as defined by Topic 606. Previously, revenue for this contract was forecasted and recorded at the master contract level.

•

Revenue recognition – We identified one contract in our Specialty segment where performance obligations are satisfied and control of the promised goods and services are transferred to the customer upon delivery of goods rather than over time. Previously, revenue for this contract was recognized over time.

•

Provisions for losses – We identified one unconsolidated joint venture contract in our Transportation segment that has actual and provisions for losses at the performance obligation level related to completed and uncompleted performance obligations, respectively. Previously, provisions for losses were recorded at the contract level.

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

Notes 5, 6 and 7 include information relating to our adoption of Topic 606. Note 5 includes information regarding our revenue disaggregated by operating group, Note 6 includes information regarding unearned revenue and Note 7 includes information regarding our contract assets and liabilitis.

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

Contracts with customers in our Materials segment are typically defined by our customary business practices and are valued at the contractual selling price per unit. Our customary business practices are for the delivery of a separately identifiable good at a point in time which is typically when delivery to the customer occurs.

Contracts in our Transportation, Water and Specialty segments may contain multiple distinct promises or multiple contracts within a master agreement (e.g. contracts that cross multiple locations/geographies and task orders), which we review at contract inception to determine if they represent multiple performance obligations or multiple separate contracts. This review consists of determining if promises or groups of promises are distinct within the context of the contract, including whether contracts are physically contiguous, contain task orders, purchase orders or sales orders, contain termination clauses and/or contain elements not related to design and/or build.

The transaction price is the amount of consideration to which we expect to be entitled in exchange for transferring goods and services to the customer. The consideration promised in a contract with customers of our Transportation, Water and Specialty segments may include both fixed amounts and variable amounts (e.g. bonuses/incentives or penalties/liquidated damages) to the extent that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved (i.e., probable and estimable). When a contract has a single performance obligation, the entire transaction price is attributed to that performance obligation. When a contract has more than one performance obligation, the transaction price is allocated to each performance obligation based on estimated relative standalone selling prices of the goods or services at the inception of the contract, which typically is determined using cost plus an appropriate margin.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Subsequent to the inception of a contract in our Transportation, Water and Specialty segments, the transaction price could change for various reasons, including the executed or estimated amount of change orders and unresolved contract modifications and claims to or from owners. Changes that are accounted for as an adjustment to existing performance obligations are allocated on the same basis at contract inception. Otherwise, changes are accounted for as separate performance obligation(s) and the separate transaction price is allocated as discussed above.

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

Certain construction contracts include retention provisions to provide assurance to our customers that we will perform in accordance with the contract terms and are therefore not considered a financing benefit. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the customer. We have determined there are no significant financing components in our contracts during the nine months ended September 30, 2018.

Typically, performance obligations related to contracts in our Transportation, Water and Specialty segments are satisfied over time because our performance typically creates or enhances an asset that the customer controls as the asset is created or enhanced. We recognize revenue as performance obligations are satisfied and control of the promised good and service is transferred to the customer. Revenue in our Transportation, Water and Specialty segments is ordinarily recognized over time as control is transferred to the customers by measuring the progress toward complete satisfaction of the performance obligation(s) using an input (i.e., “cost to cost”) method. Under the cost to cost method, costs incurred to-date are generally the best depiction of transfer of control.

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

Substantially all of the contracts in our unearned revenue may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past. Many projects are added to unearned revenue and completed within the same fiscal quarter or year and, therefore, may not be reflected in our beginning or ending unearned revenue. Approximately $1.9 billion of the September 30, 2018 unearned revenue is expected to be recognized within the next twelve months and the remaining amount will be recognized thereafter. Unearned revenue is presented by segment and operating group in Note 6.

Contract Assets: Our contract assets include amounts due under contractual retainage provisions as well as costs and estimated earnings in excess of billings. The balances billed but not paid by customers pursuant to retainage provisions generally become due upon completion and acceptance of the project work or products by the owners. Costs and estimated earnings in excess of billings also represent amounts earned and reimbursable under contracts, including claim recovery estimates, but have a conditional right for billing and payment such as achievement of milestones or completion of the project. With the exception of customer affirmative claims, generally, such unbilled amounts will become billable according to the contract terms and generally will be billed and collected over the next twelve months. Settlement with the customer of outstanding affirmative claims is dependent on the claims resolution process and could extend beyond one year. Based on our historical experience, we generally consider the collection risk related to billable amounts to be low. When events or conditions indicate that it is probable that the amounts outstanding become unbillable, the transaction price and associated contract asset is reduced.

Costs to mobilize equipment and labor to a job site prior to substantive work beginning (“mobilization costs”) are capitalized as incurred and amortized over the expected duration of the contract. As of September 30, 2018 and January 1, 2018, we had no material capitalized mobilization costs.

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

The amounts by which each condensed consolidated balance sheet line item as of September 30, 2018 and condensed consolidated statement of operations line item for the three and nine months ended September 30, 2018 was affected by the adoption of Topic 606 relative to the previous revenue guidance are presented in the tables below (in thousands). The changes are primarily related to reclassifications on the condensed consolidated balance sheet and the impact on the condensed consolidated statement of operations from the new requirements under Topic 606. The change in retained earnings is net of the cumulative effect of initially applying Topic 606.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

September 30, 2018

Condensed Consolidated Balance Sheet	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Assets
Receivables, net	$618,070	$733,368	$(115,298)
Contract assets	213,989	—	213,989
Costs and estimated earnings in excess of billings	—	141,525	(141,525)
Deferred income taxes, net	6,408	1,136	5,272

Liabilities and equity
Contract liabilities	$117,759	$—	$117,759
Billings in excess of costs and estimated earnings	—	158,228	(158,228)
Accrued expenses and other current liabilities	296,033	286,681	9,352
Retained earnings	786,936	793,381	(6,445)

Three Months Ended September 30, 2018

Condensed Consolidated Statement of Operations	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Revenue
Transportation	$610,847	$607,413	$3,434
Water	124,292	119,977	4,315
Specialty	190,836	192,158	(1,322)
Materials	129,616	129,616	—
Total revenue	1,055,591	1,049,164	6,427
Cost of revenue
Transportation	$539,871	$541,934	$(2,063)
Water	100,189	100,189	—
Specialty	162,737	162,737	—
Materials	108,303	108,303	—
Total cost of revenue	911,100	913,163	(2,063)
Gross profit	144,491	136,001	8,490
Operating income	67,406	58,916	8,490
Provision for income taxes	8,692	6,603	2,089
Net income	59,097	52,697	6,400
Net income attributable to Granite Construction Incorporated	55,672	49,272	6,400

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Nine Months Ended September 30, 2018

Condensed Consolidated Statement of Operations	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Revenue
Transportation	$1,472,703	$1,468,253	$4,450
Water	215,951	213,157	2,794
Specialty	461,149	461,977	(828)
Materials	276,286	276,286	—
Total revenue	2,426,089	2,419,673	6,416
Cost of revenue
Transportation	$1,334,302	$1,339,443	$(5,141)
Water	174,834	174,834	—
Specialty	395,838	395,838	—
Materials	239,972	239,972	—
Total cost of revenue	2,144,946	2,150,087	(5,141)
Gross profit	281,143	269,585	11,558
Operating income	48,842	37,284	11,558
Provision for income taxes	7,357	4,554	2,803
Net income	43,354	34,599	8,755
Net income attributable to Granite Construction Incorporated	35,864	27,109	8,755

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

2.  Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) and subsequently issued related ASUs, which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The ASU will be effective commencing with our quarter ending March 31, 2019. We will adopt the new guidance using a modified retrospective basis and anticipate applying the optional practical expedients related to the transition. Based on leases outstanding and our preliminary assessment as of September 30, 2018, we expect the adoption of this ASU to result in an increase between $45.0 million and $60.0 million to our assets and liabilities on our consolidated balance sheets with an immaterial impact to the consolidated statements of operations.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. This ASU will be effective commencing with our quarter ending March 31, 2020. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

3.  Acquisitions

On June 14, 2018, we completed the $349.8 million acquisition of Layne, a U.S.-based global water management, infrastructure services and drilling company in a stock-for-stock merger. We paid $321.0 million of the purchase price in Company common stock and $28.8 million in cash to settle all outstanding stock options, restricted stock awards and unvested performance shares of Layne. In addition to the issuance of company common stock and the settlement of various equity awards in cash, we assumed $191.5 million in convertible notes at fair value. See Note 14 for further discussion of the assumed convertible notes.

Layne will operate as a wholly owned subsidiary of Granite Construction Incorporated and its results will be reported in the newly formed Water and Mineral Services operating group in the Water, Specialty and Materials segments. Layne’s customers are in both the public and private sector. Layne is a leader in water management and drilling and therefore this acquisition significantly enhances Granite’s presence in the water infrastructure market. Layne has a network of 52 offices located throughout North and Latin America. We have accounted for this transaction in accordance with ASC Topic 805, Business Combinations (“ASC 805”).

We completed our acquisition of Layne on June 14, 2018 and have included its operating results in our condensed consolidated statements of operations since the acquisition date. Revenue attributable to Layne for the three and nine months ended September 30, 2018 was $129.1 million and $150.6 million, respectively, and net income before taxes attributable to Layne for the three months ended September 30, 2018 was $8.6 million and net losses before taxes for the nine months ended September 30, 2018 were $6.7 million. Net income (loss) before taxes for the three and nine months ended September 30, 2018 included Layne's portion of total pre-tax acquisition and integration expenses of $3.4 million and $18.1 million, respectively.

Preliminary Purchase Price Allocation

In accordance with ASC 805, the total purchase price and assumed liabilities were allocated to the net tangible and identifiable intangible assets based on their estimated fair values as of June 14, 2018 as presented in the table below (in thousands). During the three months ended September 30, 2018, we made measurement period adjustments to reflect facts and circumstances in existence as of the acquisition date. These adjustments included a $2.5 million decrease in property and equipment, a $2.3 million decrease in identifiable intangible assets, a $1.1 million increase in deferred income taxes with a resulting increase in goodwill of $3.7 million. In addition, we reflected a correction to decrease the investments in affiliates balance and to increase the goodwill balance as of June 30, 2018 by $7.6 million. This correction was immaterial to our current or any prior period financial statements. As we continue to integrate the acquired business, we may obtain additional information on the acquired identifiable intangible assets which, if significant, may require revisions to preliminary valuation assumptions, estimates and resulting fair values. We expect to finalize these amounts within 12 months from the acquisition date.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Assets
Cash	$2,995
Receivables	70,160
Contract assets	44,947
Inventories	23,424
Other current assets	5,533
Property and equipment	185,353
Investments in affiliates	55,400
Deferred income taxes	24,335
Other noncurrent assets	17,868
Total tangible assets	430,015
Identifiable intangible assets	58,448
Liabilities
Identifiable intangible liabilities	6,700
Accounts payable	38,321
Contract liabilities	7,854
Accrued expenses and other current liabilities	47,583
Long-term debt	191,500
Other long-term liabilities	31,893
Total liabilities assumed	323,851
Total identifiable net assets acquired	164,612
Goodwill	185,228
Estimated purchase price	$349,840

In addition, on April 3, 2018, we acquired LiquiForce, a privately owned company which provides sewer lining rehabilitation services to public and private sector water and wastewater customers in both Canada and the U.S. The Company acquired LiquiForce for $35.9 million in cash borrowed under the Company’s Third Amendment and Restated Credit Agreement described more fully in Note 14. The tangible and intangible assets acquired and liabilities assumed were $14.3 million, $10.9 million and $8.5 million, respectively, resulting in acquired goodwill of $19.2 million. LiquiForce results are reported in the Water and Mineral Services operating group in the Water segment.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Intangible assets

The following table lists amortized intangible assets and liabilities from the Layne and LiquiForce acquisitions that are included in other noncurrent assets and other long-term liabilities in the condensed consolidated balance sheets as of September 30, 2018 (in thousands):

	Weighted Average Useful Lives (Years)	Gross Value	Accumulated Amortization	Net Value
Assets
Customer relationships	7	$33,391	$(2,813)	$30,578
Backlog	3	9,488	(4,013)	5,475
Developed technologies	4	9,276	(817)	8,459
Trademarks/trade names	4	8,996	(770)	8,226
Favorable contracts	3	4,900	(1,511)	3,389
Covenants not to compete and other	5	873	(103)	770
Intangible assets		$66,924	$(10,027)	$56,897
Liabilities
Unfavorable contracts	2	$6,897	$(3,209)	$3,688
Unfavorable leases	1	300	(88)	212
Intangible liabilities		$7,197	$(3,297)	$3,900

The net amortization expense related to the acquired amortized intangible assets and liabilities for the three and nine months ended September 30, 2018 was $4.2 million and $6.7 million, respectively, and was included in cost of revenue and selling, general and administrative expenses in the condensed consolidated statements of operations. All of the acquired intangible assets and liabilities will be amortized on a straight line basis except for backlog, favorable contracts and unfavorable contracts which will be amortized as the associated projects progress, and customer relationships which will be amortized on a double declining basis. Amortization expense related to the acquired amortized intangible asset balances at September 30, 2018 is expected to be recorded in the future as follows: $4.6 million for the remainder of 2018; $16.2 million in 2019; $11.3 million in 2020; $8.7 million in 2021; and $12.1 million thereafter.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The factors that contributed to the recognition of goodwill from the acquisitions of Layne and LiquiForce include acquiring a workforce with capabilities in the global water management, construction and drilling markets, cost savings opportunities and synergies. For the Layne acquisition, we recorded $128.9 million, $47.9 million, and $8.4 million of goodwill allocated to our Water, Materials and Specialty reportable segments, respectively. For the LiquiForce acquisition, we recorded $19.2 million in goodwill that was allocated to our Water reportable segment. The goodwill from both acquisitions is not expected to be deductible for income tax purposes. The following table presents the changes in goodwill since December 31, 2017 (in thousands):

Balance at December 31, 2017	$53,799
Layne acquisition goodwill	185,228
LiquiForce acquisition goodwill	19,264
Reclassification of goodwill to assets held for sale	(13,450)
Goodwill translation adjustment	(145)
Balance at September 30, 2018	$244,696

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Pro Forma Financial Information

The financial information in the table below summarizes the combined results of operations of Granite and Layne, on a pro forma basis, as though the companies had been combined as of January 1, 2017 (in thousands, except per share amounts). The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2017.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2018	2017
Revenue	$1,087,111	$2,638,664	$2,539,178
Net income (loss)	39,550	81,151	(25,271)

Net income (loss) attributable to Granite	37,477	73,661	(29,422)
Basic net income (loss) per share attributable to common shareholders	0.82	1.61	(0.65)
Diluted net income (loss) per share attributable to common shareholders	0.80	1.60	(0.65)

These amounts have been calculated after applying Granite’s accounting policies and adjusting the results of Layne to reflect the additional depreciation and amortization that would have been recorded assuming the fair value adjustments to property and equipment and intangible assets had been applied starting on January 1, 2017. Acquisition and integration expenses related to Layne that were incurred during the three and nine months ended September 30, 2018 are reflected in the three and nine months ended September 30, 2017 due to the assumed timing of the transaction. The statutory tax rate of 26% and 39% was used for 2018 and 2017, respectively, for the pro forma adjustments.

Acquisition and integration expenses associated with both the Layne and LiquiForce acquisitions for the three and nine months ended September 30, 2018 were comprised of the following (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Professional services and other expenses	$7,083	$33,556
Severance and personnel costs	2,251	10,474
Total	$9,334	$44,030

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

In our review of these changes for the three and nine months ended September 30, 2018 and for the three months ended September 30, 2017, we did not identify any material amounts that should have been recorded in a prior period. In our review of these changes for the nine months ended September 30, 2017, we identified and corrected amounts that should have been recorded during the three months ended September 30, 2016. This correction resulted in a $4.9 million decrease to Specialty revenue and gross profit and a $1.6 million increase in net loss attributable to Granite Construction Incorporated. We have assessed the impact of this correction to the financial statements of prior periods’ as well as to the financial statements for the nine months ended September 30, 2017 and the year ended December 31, 2017 and have concluded that the amounts were immaterial.

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Affirmative Claims

Revisions in estimates for the three and nine months ended September 30, 2018 included net increases in revenue of $1.2 million and $6.1 million, respectively, related to the estimated cost recovery of customer affirmative claims, which included increases of $0.2 million and $8.7 million, respectively, that were also affected by an increase in estimated contract costs in excess of the estimated recovery during the three and nine months ended September 30, 2018. The remaining increase of $1.0 million and offsetting decrease of $2.6 million, respectively, had estimated contract costs in excess of the estimated cost recovery that were recorded in prior periods.

Revisions in estimates for the three and nine months ended September 30, 2017 included net increases in revenue of $11.5 million and $25.5 million, respectively, related to the estimated cost recovery of customer affirmative claims, which included increases of $11.0 million and $25.1 million, respectively, that were also affected by an increase in estimated contract costs in excess of the estimated recovery during the three and nine months ended September 30, 2017. The remaining increases of $0.5 million and $0.4 million, respectively, had estimated contract costs in excess of estimated cost recovery that were recorded in prior periods.

Back Charges

Revisions in estimates for the three and nine months ended September 30, 2018 included reductions in cost of revenue of $1.6 million and $3.6 million, respectively, related to the estimated recovery of back charges of which $1.4 million and $2.5 million, respectively, had estimated contract costs in excess of estimated cost recovery during the three and nine months ended September 30, 2018. The remaining reduction in cost of revenue of $0.2 million and $1.1 million, respectively, had estimated contract costs in excess of estimated cost recovery that were recorded in prior periods.

Revisions in estimates for the three and nine months ended September 30, 2017 included reductions in cost of revenue of $0.6 million and $3.6 million, respectively, related to the estimated recovery of back charges of which $0.6 million and $2.0 million, respectively, had estimated contract costs in excess of estimated cost recovery during the three and nine months ended September 30, 2017. The remaining reduction in cost of revenue of $1.6 million during the nine months ended September 30, 2017 had estimated contract costs in excess of estimated cost recovery that were recorded in prior periods.

The table below includes the impact to gross profit from significant revisions in estimates related to estimated and actual recovery of customer affirmative claims and back charges as well as the impact to gross profit from changes in estimated contract revenue and costs.

The changes in project profitability from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, were decreases of $19.3 million and $57.8 million for the three and nine months ended September 30, 2018, respectively. The changes for the three and nine months ended September 30, 2017 were decreases of $12.7 million and $56.8 million, respectively. All decreases were in our Transportation segment except for one decrease of $5.9 million during the nine months ended September 30, 2017 which was in our Specialty segment. There were no increases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, for the periods presented. The projects are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2018	2017	2018	2017
Number of projects with downward estimate changes	2	1	4	6
Range of reduction in gross profit from each project, net	$7.3 - 12.0	$12.7	$5.2 - 25.6	$5.1 - 14.5
Decrease to project profitability	$19.3	$12.7	$57.8	$56.8

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The decreases during the three and nine months ended September 30, 2018 and 2017 were due to additional costs and lower productivity than originally anticipated as well as additional weather related costs and a decrease in estimated recovery from customer affirmative claims.

There were no amounts attributable to non-controlling interests for the three and nine months ended September 30, 2018 and the three months ended September 30, 2017. Amounts attributable to non-controlling interests were $2.1 million of the decreases for the nine months ended September 30, 2017.

As of September 30, 2018 there were four projects for which additional costs were reasonably possible in excess of the probable amounts included in the cost forecast. The reasonably possible aggregate range that has the potential to adversely impact gross profit is zero to $45.0 million. As the related projects proceed, future estimates may change and could have a material effect on our financial position, results of operations and/or cash flows in the future.

5.  Disaggregation of Revenue

We disaggregate our revenue based on our reportable segments and operating groups as it is the format that is regularly reviewed by management. Our reportable segments are: Transportation, Water, Specialty and Materials. Our operating groups are: (i) California; (ii) Northwest; (iii) Heavy Civil; (iv) Federal (formerly included with Heavy Civil); (v) Midwest (formerly Kenny less the underground business); and (vi) Water and Mineral Services (which includes LiquiForce, Layne and the underground business of the former Kenny operating group). The following tables present our disaggregated revenue (in thousands):

Three Months Ended September 30,

	Transportation	Water	Specialty	Materials	Total
2018
California	$180,163	$12,119	$31,713	$74,065	$298,060
Northwest	182,709	877	46,752	46,935	277,273
Heavy Civil	224,560	5,511	—	—	230,071
Federal	69	480	13,363	—	13,912
Midwest	23,346	194	65,513	—	89,053
Water and Mineral Services	—	105,111	33,495	8,616	147,222
Total	$610,847	$124,292	$190,836	$129,616	$1,055,591

2017
California	$153,941	$12,559	$51,191	$54,971	$272,662
Northwest	245,875	51	23,477	43,164	312,567
Heavy Civil	201,951	8,066	—	—	210,017
Federal	8,170	641	1,062	—	9,873
Midwest	14,790	1,400	122,156	—	138,346
Water and Mineral Services	—	13,661	—	—	13,661
Total	$624,727	$36,378	$197,886	$98,135	$957,126

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Nine Months Ended September 30,

	Transportation	Water	Specialty	Materials	Total
2018
California	$453,077	$45,711	$104,914	$162,247	$765,949
Northwest	361,376	3,268	114,695	103,290	582,629
Heavy Civil	596,022	15,211	—	—	611,233
Federal	427	1,598	27,620	—	29,645
Midwest	61,801	1,710	180,425	—	243,936
Water and Mineral Services	—	148,453	33,495	10,749	192,697
Total	$1,472,703	$215,951	$461,149	$276,286	$2,426,089

2017
California	$331,329	$26,017	$112,883	$127,850	$598,079
Northwest	470,254	530	76,821	83,984	631,589
Heavy Civil	551,856	18,737	—	—	570,593
Federal	28,846	1,579	2,417	—	32,842
Midwest	41,111	5,707	260,035	—	306,853
Water and Mineral Services	—	48,374	109	—	48,483
Total	$1,423,396	$100,944	$452,265	$211,834	$2,188,439

6.  Unearned Revenue

The following tables present our unearned revenue as of the respective periods (in thousands):

September 30, 2018

	Transportation	Water	Specialty	Total
California	$299,242	$11,297	$50,283	$360,822
Northwest	242,666	10	70,600	313,276
Heavy Civil	1,678,637	26,914	—	1,705,551
Federal	23	—	145,483	145,506
Midwest	91,144	405	235,190	326,739
Water and Mineral Services	—	211,531	—	211,531
Total	$2,311,712	$250,157	$501,556	$3,063,425

June 30, 2018

	Transportation	Water	Specialty	Total
California	$332,252	$17,485	$47,601	$397,338
Northwest	315,189	206	68,461	383,856
Heavy Civil	1,882,806	32,214	—	1,915,020
Federal	26	—	161,073	161,099
Midwest	64,191	625	268,809	333,625
Water and Mineral Services	—	225,402	—	225,402
Total	$2,594,464	$275,932	$545,944	$3,416,340

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

January 1, 2018

	Transportation	Water	Specialty	Total
California	$299,552	$27,328	$79,176	$406,056
Northwest	273,864	2,606	39,112	315,582
Heavy Civil	2,194,430	38,183	—	2,232,613
Federal	317	4,212	162,641	167,170
Midwest	90,584	1,961	365,767	458,312
Water and Mineral Services	—	4,116	—	4,116
Total	$2,858,747	$78,406	$646,696	$3,583,849

7.  Contract Assets and Liabilities

During the three and nine months ended September 30, 2018, we recognized revenue of $0.6 million and $103.3 million, respectively, that was included in the contract liability balance at January 1, 2018.

During the three and nine months ended September 30, 2018, we recognized revenue of $25.3 million and $86.2 million, respectively, as a result of changes in contract transaction price related to performance obligations that were satisfied or partially satisfied prior to the end of the periods. The changes in contract transaction price were from items such as executed or estimated change orders and unresolved contract modifications and claims.

As of September 30, 2018 and January 1, 2018, the aggregate claim recovery estimates included in contract asset and liability balances were approximately $37.2 million and $26.7 million, respectively. As of September 30, 2017, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings included $21.6 million in aggregate claim recovery estimates.

The components of the contract asset balances as of the respective dates were as follows (in thousands):

	September 30, 2018	January 1, 2018
Costs in excess of billings and estimated earnings	$108,105	$69,755
Contract retention	105,884	91,135
Total contract assets	$213,989	$160,890

The following table summarizes changes in the contract asset balance for the period presented (in thousands):

Balance at January 1, 2018	$160,890
Change in the measure of progress on projects, net	921,111
Acquired contract assets	45,353
Revisions in estimates, net	(37,793)
Billings	(826,251)
Receipts related to contract retention	(49,321)
Balance at September 30, 2018	$213,989

The components of the contract liability balances as of the respective dates were as follows (in thousands):

	September 30, 2018	January 1, 2018
Billings in excess of costs and estimated earnings	$117,352	$82,750
Provisions for losses	407	924
Total contract liabilities	$117,759	$83,674

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following table summarizes changes in the contract liability balance for the period presented (in thousands):

Balance at January 1, 2018	$83,674
Change in the measure of progress on projects, net	(1,163,929)
Acquired contract liabilities	7,974
Revisions in estimates, net	9,675
Billings	1,180,946
Change in provision for loss, net	(581)
Balance at September 30, 2018	$117,759

8. Receivables, net

(in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Contracts completed and in progress:
Billed	$351,802	$252,467	$321,851
Unbilled	147,950	77,135	147,565
Retentions	—	91,135	88,650
Total contracts completed and in progress	499,752	420,737	558,066
Material sales	73,282	42,192	58,920
Other	45,125	17,014	10,412
Total gross receivables	618,159	479,943	627,398
Less: allowance for doubtful accounts	89	152	317
Total net receivables	$618,070	$479,791	$627,081

Receivables include billed and unbilled amounts for services provided to clients for which we have an unconditional right to payment as of the end of the applicable period and do not bear interest. Included in other receivables at September 30, 2018, December 31, 2017 and September 30, 2017 were items such as estimated recovery from back charge claims, notes receivable, fuel tax refunds, receivables from vendors and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates. As of September 30, 2018, December 31, 2017 and September 30, 2017, the estimated recovery from back charge claims included in Other receivables was $1.4 million, $1.1 million and $0.3 million, respectively.

Certain construction contracts include retainage provisions that were included in contract assets as of September 30, 2018 and in receivables, net as of December 31, 2017 and September 30, 2017 in our condensed consolidated balance sheets. As of September 30, 2018, December 31, 2017 and September 30, 2017, no retention receivable individually exceeded 10% of total net receivables at any of the presented dates. The majority of the retentions receivable are expected to be collected within one year and there were no retentions receivables determined to be uncollectible.

9.  Marketable Securities

All marketable securities were classified as held-to-maturity as of the dates presented and the carrying amounts of held-to-maturity securities were as follows:

(in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
U.S. Government and agency obligations	$30,000	$17,910	$12,909
Commercial paper	—	49,865	34,905
Corporate bonds	5,010	—	—
Total short-term marketable securities	35,010	67,775	47,814
U.S. Government and agency obligations	46,093	59,993	69,991
Corporate bonds	—	5,022	—
Total long-term marketable securities	46,093	65,015	69,991
Total marketable securities	$81,103	$132,790	$117,805

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Scheduled maturities of held-to-maturity investments were as follows:

(in thousands)	September 30, 2018
Due within one year	$35,010
Due in one to five years	46,093
Total	$81,103

10.  Fair Value Measurement

The following tables summarize significant assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
September 30, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$68,765	$—	$—	$68,765
Other noncurrent assets
Restricted cash	5,599	—	—	5,599
Total assets	$74,364	$—	$—	$74,364

December 31, 2017
Cash equivalents
Money market funds	$37,284	$—	$—	$37,284
Commercial paper	9,967	—	—	9,967
Total assets	$47,251	$—	$—	$47,251

September 30, 2017
Cash equivalents
Money market funds	$22,896	$—	$—	$22,896
Total assets	$22,896	$—	$—	$22,896

Interest Rate Swaps

In May 2018, we entered into the Third Amended and Restated Credit Agreement (as discussed further in Note 14), terminated the interest rate swap we entered into in January 2016 and entered into two new interest rate swaps designated as cash flow hedges with an effective date of May 2018. The two new cash flow hedges have a combined initial notional amount of $150.0 million and mature in May 2023. The interest rate swaps are designed to convert the interest rate on the term loan as discussed further in Note 14, from a variable interest rate of LIBOR plus an applicable margin to a fixed rate of 2.76% plus the same applicable margin. The interest rate swaps are reported at fair value in the condensed consolidated balance sheets using Level 2 inputs. As of September 30, 2018, December 31, 2017 and September 30, 2017, the fair values of the cash flow hedges were $1.5 million, $1.4 million and $0.8 million, respectively, all of which were included in other current assets in the condensed consolidated balance sheets. The unrealized gains and losses, net of taxes, on the effective portion reported as a component of accumulated other comprehensive income and the interest expense reclassified from accumulated other comprehensive income were both immaterial during the three and nine months ended September 30, 2018 and 2017.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Other Assets and Liabilities

The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets were as follows:

		September 30, 2018		December 31, 2017		September 30, 2017
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities	Level 1	$81,103	$79,941	$132,790	$132,002	$117,805	$117,349
Liabilities (including current maturities):
2019 Notes[1]	Level 3	$80,000	$82,191	$80,000	$82,190	$120,000	$124,792
Credit Agreement - term loan[1]	Level 3	148,125	148,832	90,000	89,871	91,250	91,078
Credit Agreement - revolving credit facility[1]	Level 3	137,000	137,636	55,000	55,054	30,000	30,018
Convertible notes[1]	Level 1	69,659	69,472	—	—	—	—

1See Note 14 for definitions of, and more information about, the 2019 Notes, Credit Agreement and Convertible notes.

During the three and nine months ended September 30, 2018 and 2017, we did not record any fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. As of September 30, 2018, we recorded net assets held for sale at fair value less costs to sell using Level 3 inputs on our condensed consolidated balance sheets.

11.  Construction Joint Ventures

We participate in various construction joint ventures. We have determined that certain of these joint ventures are consolidated because they are variable interest entities (“VIEs”) and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three months ended September 30, 2018, we determined no change to the primary beneficiary was required for existing construction joint ventures.

Due to the joint and several nature of the performance obligations under the related owner contracts, if any of the partners fail to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). At September 30, 2018, there was approximately $3.5 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $1.2 billion represented our share and the remaining $2.3 billion represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ and/or other guarantees.

Consolidated Construction Joint Ventures (“CCJVs”)

At September 30, 2018, we were engaged in six active CCJV projects with total contract values ranging from $50.8 million to $409.7 million and a combined total of $1.2 billion. Our share of revenue remaining to be recognized on these CCJVs was $394.9 million and ranged between $0.5 million and $185.0 million. Our proportionate share of the equity in these joint ventures was between 50.0% and 65.0%. During the three and nine months ended September 30, 2018, total revenue from CCJVs was $61.6 million and $173.1 million, respectively. During the three and nine months ended September 30, 2017, total revenue from CCJVs was $44.5 million and $129.5 million, respectively. During the nine months ended September 30, 2018 and 2017, CCJVs provided $31.5 million and $26.4 million of operating cash flows, respectively.

Unconsolidated Construction Joint Ventures

As of September 30, 2018, we were engaged in nine active unconsolidated joint venture projects with total contract values ranging from $85.2 million to $3.8 billion and a combined total of $11.2 billion. Our proportionate share of the equity in these unconsolidated construction joint ventures ranged from 20.0% to 50.0%. As of September 30, 2018, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures was $1.1 billion and ranged from $2.3 million to $273.2 million.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Assets
Cash, cash equivalents and marketable securities	$242,028	$289,940	$333,751
Other current assets[1]	806,104	812,577	721,014
Noncurrent assets	204,201	219,825	223,449
Less partners’ interest	810,111	869,782	846,832
Granite’s interest[1,2]	442,222	452,560	431,382
Liabilities
Current liabilities	511,639	682,832	650,065
Less partners’ interest and adjustments[3]	331,838	462,159	445,068
Granite’s interest	179,801	220,673	204,997
Equity in construction joint ventures[4]	$262,421	$231,887	$226,385

1Included in this balance and in accrued expenses and other current liabilities on our condensed consolidated balance sheets were amounts related to performance guarantees that were $88.6 million as of both September 30, 2018 and  December 31, 2017 and were $88.9 million as of September 30, 2017.

2Included in this balance as of September 30, 2018, December 31, 2017 and September 30, 2017 was, $67.1 million, $74.3 million, and $77.6 million, respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $12.5 million, $11.8 million and $11.1 million related to Granite’s share of estimated recovery of back charge claims as of September 30, 2018, December 31, 2017 and September 30, 2017, respectively.

3Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.

4Included in this balance and in accrued expenses and other current liabilities on the condensed consolidated balance sheets were amounts related to deficits in construction joint ventures that were $11.6 million, $15.9 million and $16.0 million as of September 30, 2018, December 31, 2017 and September 30, 2017, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Revenue
Total	$436,093	$550,115	$1,125,530	$1,517,419
Less partners’ interest and adjustments[1]	285,064	396,672	746,905	1,096,834
Granite’s interest	151,029	153,443	378,625	420,585
Cost of revenue
Total	485,190	520,205	1,289,464	1,462,127
Less partners’ interest and adjustments[1]	330,141	359,825	892,892	1,026,377
Granite’s interest	155,049	160,380	396,572	435,750
Granite’s interest in gross loss	$(4,020)	$(6,937)	$(17,947)	$(15,165)

1Partners’ interest and adjustments represents amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates.

During the three and nine months ended September 30, 2018, unconsolidated construction joint venture net losses were $(47.6) million and ($162.0) million, respectively, of which our post-adjustment share were net losses of ($3.1) million and ($16.5) million, respectively. During the three and nine months ended September 30, 2017, unconsolidated construction joint venture net income was $31.0 million and $57.2 million, respectively, of which our post-adjustment share were net losses of ($7.1) million and ($15.3) million, respectively. The differences between our share of the joint venture net loss during both periods of 2017 when compared to the joint venture net income  primarily resulted from differences between our estimated total revenue and cost of revenue when compared to that of our partners’ on four projects. These joint venture net income amounts exclude our corporate overhead required to manage the joint ventures and include taxes only to the extent the applicable states have joint venture level taxes.

Line Item Joint Ventures

As of September 30, 2018, we had one active line item joint venture construction project with a contract value of $18.0 million of which our portion was $10.8 million. As of September 30, 2018, our share of revenue remaining to be recognized on this line item joint venture was $9.9 million. During the three and nine months ended September 30, 2018, our portion of revenue from line item joint ventures was $0.8 million and $2.0 million, respectively. During the three and nine months ended September 30, 2017, our portion of revenue from line item joint ventures was $5.4 million and $20.1 million, respectively.

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

As part of the acquisition of Layne, we acquired investments in foreign affiliates that are engaged in mineral drilling services and the manufacture and supply of drilling equipment, parts and supplies in Latin America. The real estate entities were formed to accomplish specific real estate development projects in which our wholly owned subsidiary, Granite Land Company, participates with third-party partners. The asphalt terminal entity is a 50% interest in a limited liability company which owns and operates an asphalt terminal and operates an emulsion plant in Nevada.

Our investments in affiliates balance consists of the following:

(in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Equity method investment in foreign affiliates	$54,620	$—	$—
Equity method investments in real estate affiliates	20,930	29,472	28,634
Equity method investment in asphalt terminal affiliate	9,290	8,997	11,312
Total investments in affiliates	$84,840	$38,469	$39,946

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Current assets	$138,887	$31,320	$26,442
Noncurrent assets	168,402	129,039	137,272
Total assets	307,289	160,359	163,714
Current liabilities	71,940	30,131	32,463
Long-term liabilities[1]	46,961	31,636	32,761
Total liabilities	118,901	61,767	65,224
Net assets	188,388	98,592	98,490
Granite’s share of net assets	$84,840	$38,469	$39,946

1The balance primarily relates to debt associated with our real estate investments. The increase in the balance since December 31, 2017 is related to debt of our  foreign affiliates associated with purchase of equipment and buildings.

Of the $307.3 million in total assets as of September 30, 2018, foreign entities had total assets ranging from $0.1 million to $63.0 million, real estate entities had total assets ranging from $0.4 million to $53.5 million and the non-real estate entity had total assets of $26.0 million. We have direct and indirect investments in the foreign entities and our percent ownership ranged from 25.0% to 50.0% as of September 30, 2018. The equity method investments in real estate affiliates included $17.5 million, $24.3 million and $23.6 million in residential real estate in Texas as of September 30, 2018, December 31, 2017 and September 30, 2017, respectively. The remaining balances were in commercial real estate in Texas.

13.  Property and Equipment, net

Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net in the condensed consolidated balance sheets and were as follows:

(in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Equipment and vehicles	$917,186	$778,549	$778,010
Quarry property	180,004	182,267	177,427
Land and land improvements	138,875	108,830	113,384
Buildings and leasehold improvements	105,895	82,601	83,914
Office furniture and equipment	63,354	56,894	59,791
Property and equipment	1,405,314	1,209,141	1,212,526
Less: accumulated depreciation and depletion	844,696	801,723	800,352
Property and equipment, net	$560,618	$407,418	$412,174

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

14.  Long-Term Debt and Credit Arrangements

(in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Senior notes payable	$80,000	$80,000	$120,000
Credit Agreement term loan	148,125	90,000	91,250
Credit Agreement revolving credit loan	137,000	55,000	30,000
Convertible notes	69,659	—	—
Debt issuance costs	(1,062)	(499)	(532)
Total debt	433,722	224,501	240,718
Less current maturities	116,796	46,048	14,796
Total long-term debt	$316,926	$178,453	$225,922

The aggregate minimum principal maturities of long-term debt, including current maturities and excluding debt issuance costs, related to balances at September 30, 2018 are as follows: $111.4 million during the remainder of 2018; $47.5 million in 2019; $7.5 million in 2020; $7.5 million in 2021; $7.5 million in 2022; and $253.3 million thereafter.

Senior Notes Payable

Senior notes payable in the amount of $80.0 million as of both September 30, 2018 and December 31, 2017 and in the amount of $120.0 million as of September 30, 2017 were due to a group of institutional holders and had an interest rate of 6.11% per annum (“2019 Notes”). As of both September 30, 2018 and December 31, 2017, $40.0 million of the outstanding balance was included in long-term debt and the remaining $40.0 million was included in current maturities of long-term debt on the condensed consolidated balance sheets. As of September 30, 2017, $10.0 million of the outstanding balance was included in current maturities of long-term debt in the condensed consolidated balance sheets. The remaining $110.0 million was included in long-term debt in the condensed consolidated balance sheets, including $30.0 million due for the 2017 installment as we had the ability and intent to pay the 2017 installment using borrowings under the Credit Agreement or by obtaining other sources of financing.

Credit Agreement

Granite entered into the Third Amended and Restated Credit Agreement dated May 31, 2018 (the “Credit Agreement”). The Credit Agreement provides for, among other things, (i) an increase in the total committed credit facility amount to $500.0 million from $300.0 million, of which $148.1 million is a term loan (all of which was drawn on May 31, 2018) and of which $350.0 million is a revolving credit facility; (ii) an additional increase to the revolving credit facility and/or term loan at the option of the Company, in an aggregate maximum amount up to $200.0 million subject to the lenders providing the additional commitments; (iii) a revised maturity date of May 31, 2023 (the “Maturity Date”) and (iv) the elimination of the stipulation to have a $150 million minimum cash balance before and after a dividend payment. There was no change in the aggregate sublimit for letters of credit of $100.0 million nor was there any significant change to the affirmative, restrictive or financial covenant terms except for the removal of the minimum Consolidated Tangible Net Worth financial covenant requirement and an increase of the Consolidated Leverage Ratio financial covenant requirement from 3.00 to 3.50 for the four quarters subsequent to a permitted acquisition with cash consideration in excess of $100.0 million.

Of the $148.1 million term loan, 1.25% of the principal balance is due each quarter beginning in December 2018 and the remaining balance is due on the Maturity Date. As of September 30, 2018, December 31, 2017 and September 30, 2017, $7.5 million, $6.2 million and $5.0 million, respectively, of the term loan balance was included in current maturities of long-term debt and the remaining $140.6 million, $83.8 million and $86.3 million, respectively, was included in long-term debt on the condensed consolidated balance sheets.

As of September 30, 2018, the total stated amount of all issued and outstanding letters of credit under the Credit Agreement was $30.6 million. As of September 30, 2018, December 31, 2017 and September 30, 2017, $137.0 million, $55.0 million and $30.0 million had been drawn on the revolving credit facility primarily to fund the Layne and LiquiForce acquisitions and to service the 2016 and 2017 installments of the 2019 Notes, respectively. As of September 30, 2018, the total unused availability under the Credit Agreement was $182.4 million. The letters of credit will expire between October 2018 and August 2019.

Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on the Consolidated Leverage Ratio calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin was 1.50% for loans bearing interest based on LIBOR and 1.50% for loans bearing interest at the base rate at September 30, 2018. Accordingly, the effective interest rate using three-month LIBOR and base rate was 3.90% and 5.75%, respectively, at September 30, 2018 and we elected to use LIBOR for both the term loan and the revolving credit facility. In May 2018, we entered into an interest rate swap to convert the interest rate on borrowings under the Credit Agreement from a variable interest rate of LIBOR plus an applicable margin to a fixed rate of 2.76% plus the same applicable margin.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Maturity Date. Borrowings bearing interest at a LIBOR rate have a term no less than one month and no greater than six months (a longer period, not to exceed 12 months, if approved by all lenders). At the end of each term, such borrowings can be paid or continued at our discretion as either a borrowing at the base rate or a borrowing at a LIBOR rate with similar terms and the same or different permitted interest period. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are collateralized on an equivalent basis with the obligations under the 2019 Notes by first priority liens (subject only to other permitted liens) on substantially all of the assets of the Company and certain of our subsidiaries that are required to be guarantors or borrowers under the Credit Agreement.

The Credit Agreement provides for the release of the liens securing the obligations at our option and expense, so long as certain conditions as defined by the terms in the Credit Agreement are satisfied (“Collateral Release Period”). However, if subsequent to exercising the option, our Consolidated Fixed Charge Coverage Ratio is less than 1.25 or our Consolidated Leverage Ratio is greater than 2.50, then we would be required to promptly re-pledge substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement. As of September 30, 2018, the conditions for the exercise of our right under Credit Agreement to have liens released were not satisfied.

Convertible Notes

In connection with our acquisition of Layne, we assumed fair value of $69.9 million of convertible notes that have an interest rate of 4.25% per annum, payable semi-annually in arrears on May 15 and November 15 (“4.25% Convertible Notes”). The 4.25% Convertible Notes mature on November 15, 2018, unless earlier repurchased, redeemed or converted and are convertible at the option of the holders until the close of business on November 14, 2018. As of September 30, 2018, $69.9 million was included in current maturities of long-term debt on the condensed consolidated balance sheets.

Subsequent to the Merger Agreement, cash was elected as the settlement method for conversion of the 4.25% Convertible Notes. As of September 30, 2018, the conversion rate was 11.8360 shares of Granite’s common stock per $1,000 in principal of the 4.25% Convertible Notes providing a conversion price of approximately $84.49 per share of Granite’s common stock.

Also in connection with our acquisition of Layne, we assumed fair value of $121.6 million of convertible notes that have an interest rate of 8.0% per annum, payable semi-annually on May 1 and November 1 (“8.0% Convertible Notes”).  As of September 30, 2018, $30.7 million associated with the conversion feature was included in additional paid-in capital on the condensed consolidated balance sheet. The 8.0% Convertible Notes had a maturity date of August 15, 2018 (Maturity Date). During the three months ended September 30, 2018, $52.0 million of convertible notes were converted to 1.2 million shares of Granite common stock at the election of the note holders. The remaining $38.9 million, as well as $0.9 million of accrued interest as of the maturity date, was redeemed in cash.

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

As of September 30, 2018 and pursuant to the definitions in the 2019 NPA, which is more restrictive, our Consolidated Tangible Net Worth was $1.1 billion, which exceeded the minimum of $786.5 million, our Consolidated Leverage Ratio was 1.74 which did not exceed the maximum of 3.00. Our Consolidated Interest Coverage Ratio was 18.83 which exceeded the minimum of 4.00.

As of September 30, 2018, we were in compliance with all covenants contained in the Credit Agreement and related to the 2019 NPA. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

15.  Weighted Average Shares Outstanding and Net Income Per Share

The following table presents a reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income per share as well as the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Numerator (basic and diluted)
Net income allocated to common shareholders for basic calculation	$55,672	$45,982	$35,864	$36,325
Effect of dilutive convertible notes	296	—	—	—
Net income allocated to common shareholders for diluted calculation	55,968	45,982	35,864	36,325
Denominator
Weighted average common shares outstanding, basic	46,308	39,844	42,443	39,774
Dilutive effect of convertible notes, restricted stock units and common stock options[1]	1,502	543	467	593
Weighted average common shares outstanding, diluted	47,810	40,387	42,910	40,367
Net income per share, basic	$1.20	$1.15	$0.84	$0.91
Net income per share, diluted	$1.17	$1.14	$0.84	$0.90

1Weighted average shares of approximately 1.1 million have been included in the number of shares used in calculating diluted net income per share for the three months ended September 30, 2018 based on the assumption that the 8% Convertible Notes were converted to Granite shares as of July 1, 2018 through their conversion on August 15, 2018. The shares have been excluded from the nine months ended September 30, 2018 as their inclusion would be antidilutive. See Note 14 for further discussion on the 8% Convertible Notes.

16.  Income Taxes

The following table presents the provision for income taxes for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Provision for income taxes	$8,692	$21,249	$7,357	$16,841
Effective tax rate	12.8%	30.7%	14.5%	29.4%

Our effective tax rate for the three and nine months ended September 30, 2018 decreased to 12.8% from 30.7% and to 14.5% from 29.4%, respectively, when compared to the same periods in 2017. This change was primarily due to Tax Reform enacted in December 2017 and adjustments to provisional amounts, discussed below, which is partially offset by one-time nondeductible acquisition and integration expenses.

On December 22, 2017, Tax Reform was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, a territorial tax system was implemented, and a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries was imposed, among other changes. ASC Topic 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment. ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No.118, allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of Tax Reform. The Company has recognized the provisional tax impacts of Tax Reform in its consolidated financial statements as of September 30, 2018. On June 14, 2018, the Company acquired Layne recognizing provisional tax impacts of Tax Reform in the opening balance sheet including assessing our intent to indefinitely reinvest certain earnings of our foreign subsidiaries and affiliates. The majority of the provisional tax impacts of Tax Reform recorded in the Company’s condensed consolidated financial statements as of September 30, 2018 are related to the revaluation of deferred tax assets and liabilities and the one-time repatriation tax. In the third quarter of 2018, a $7.6 million benefit to the provisional amounts was recorded for the revaluation of deferred tax assets and liabilities including adjustments to two unconsolidated joint ventures based on changes to the tax positions taken by the related consolidating joint venture partners during the third quarter. We continue to assess new guidance and refine our computation of the provisional tax impacts discussed above and will complete our analysis within the one-year measurement period ending December 22, 2018.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

An uncertain tax position liability was assumed as part of the Layne acquisition on June 14, 2018 of which $13.1 million is included in other long-term liabilities in the Company’s condensed consolidated balance sheet as of September 30, 2018.

17.  Equity

The following tables summarize our equity activity for the periods presented (in thousands):

	Granite Construction Incorporated	Non-controlling Interests	Total Equity
Balance at December 31, 2017	$945,108	$47,697	$992,805
Net income	35,864	7,490	43,354
Purchases of common stock[1]	(6,369)	—	(6,369)
Dividends on common stock	(17,242)	—	(17,242)
Effect of adopting Topic 606	(15,202)	—	(15,202)
Issuance of common stock for Layne acquisition[2]	321,075	—	321,075
Issuance of common stock for 8.0% Convertible Notes[3]	53,098	—	53,098
Premium on 8.0% Convertible Notes[4]	30,702	—	30,702
Transactions with non-controlling interests	—	(10,080)	(10,080)
Other transactions with shareholders and employees[5]	14,258	—	14,258
Balance at September 30, 2018	$1,361,292	$45,107	$1,406,399

Balance at December 31, 2016	$885,988	$36,603	$922,591
Net income	36,325	4,151	40,476
Purchases of common stock[6]	(6,713)	—	(6,713)
Dividends on common stock	(15,532)	—	(15,532)
Transactions with non-controlling interests	—	(3,502)	(3,502)
Other transactions with shareholders and employees[5]	14,488	—	14,488
Balance at September 30, 2017	$914,556	$37,252	$951,808

1Represents 108,000 shares purchased in connection with employee tax withholding for restricted stock units vested under our 2012 Equity Incentive Plan.

2Represents 5,624,000 shares issued in connection with the Layne acquisition wherein each share of Layne common stock was exchanged for 0.27 shares of Granite common stock. See Note 3 for further information.

3Represents approximately 1,200,000 shares issued in connection with the conversion of the 8.0% Convertible Notes. See Note 14 for further discussion.

4Represents premium associated with the conversion feature on the 8.0% Convertible Notes assumed from the acquisition of Layne. See Note 14 for further discussion.

5Amounts are comprised primarily of amortized restricted stock units.

6Represents 136,000 shares purchased in connection with employee tax withholding for restricted stock units vested under our 2012 Equity Incentive Plan.

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

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in our condensed consolidated balance sheets. The aggregate liabilities recorded as of September 30, 2018, December 31, 2017 and September 30, 2017 related to these matters were immaterial. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, including those related to liquidated damages, could have a material impact on our consolidated financial statements if they become probable and the reasonably estimable amount is determined.

19.  Business Segment Information

As discussed in Note 1 during the three months ended September 30, 2018, we revised our reportable segments, which are the same as our operating segments, as a result of a change in how our chief operating decision maker (our Chief Executive Officer) regularly reviews financial information to allocate resources and assess performance. This change is consistent with our strategic, end-market diversification strategy. Our new reportable segments which correspond to this end-market focus are: Transportation, Water, Specialty and Materials. The end-market segments Transportation, Water and Specialty replace the Construction and Large Project Construction reportable segments with the composition of our Materials segment remaining unchanged except for the addition of certain material production activity related to the acquisition of Layne. Prior-year information has been recast to reflect this change.

In addition to business segments, we review our business by operating groups. Our operating groups are defined as follows: (i) California; (ii) Northwest, which primarily includes offices in Alaska, Arizona, Nevada, Utah and Washington; (iii) Heavy Civil, which primarily includes offices in California, Florida, New York and Texas; (iv) Federal which primarily includes offices in Texas, California, Colorado and Guam; (v) Midwest (formerly Kenny less the underground business), which primarily includes offices in Illinois and (vi) Water and Mineral Services (which includes LiquiForce, Layne and the underground business of the former Kenny operating group), which primarily includes offices in North America, Canada, Brazil and Latin America. Our California, Northwest and Water and Mineral Services operating groups include financial results from our Materials segment.

The Transportation segment focuses on construction and rehabilitation of roads, pavement preservation, bridges, rail lines, airports and marine ports for use mostly by the general public.

The Water segment focuses on water-related construction and water management solutions for municipal agencies, commercial water suppliers, industrial facilities and energy companies. It also provides trenchless cured-in-place pipe rehabilitation.

The Specialty segment focuses on construction of various complex projects including infrastructure / site development, mining, public safety, tunnel and power projects.

The Materials segment focuses on production of aggregates, asphalt and materials as well as proprietary sanitary and storm water rehabilitation products including cured-in-place pipe felt and fiberglass-based lining tubes all for internal use and for sale to third parties.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Summarized segment information is as follows (in thousands):

Three Months Ended September 30,

	Transportation	Water	Specialty	Materials	Total
2018
Total revenue from reportable segments	$610,847	$124,292	$190,836	$194,586	$1,120,561
Elimination of intersegment revenue	—	—	—	(64,970)	(64,970)
Revenue from external customers	610,847	124,292	190,836	129,616	1,055,591
Gross profit	70,976	24,103	28,099	21,313	144,491
Depreciation, depletion and amortization	7,592	11,191	7,569	6,496	32,848

2017
Total revenue from reportable segments	$624,727	$36,378	$197,886	$180,265	$1,039,256
Elimination of intersegment revenue	—	—	—	(82,130)	(82,130)
Revenue from external customers	624,727	36,378	197,886	98,135	957,126
Gross profit	65,540	1,805	27,797	19,388	114,530
Depreciation, depletion and amortization	5,820	550	2,626	5,824	14,820

Nine Months Ended September 30,

	Transportation	Water	Specialty	Materials	Total
2018
Total revenue from reportable segments	$1,472,703	$215,951	$461,149	$392,633	$2,542,436
Elimination of intersegment revenue	—	—	—	(116,347)	(116,347)
Revenue from external customers	1,472,703	215,951	461,149	276,286	2,426,089
Gross profit	138,401	41,117	65,311	36,314	281,143
Depreciation, depletion and amortization	17,920	16,075	18,908	17,980	70,883
Segment assets	394,981	308,964	150,437	375,016	1,229,398

2017
Total revenue from reportable segments	$1,423,396	$100,944	$452,265	$352,129	$2,328,734
Elimination of intersegment revenue	—	—	—	(140,295)	(140,295)
Revenue from external customers	1,423,396	100,944	452,265	211,834	2,188,439
Gross profit	119,907	9,772	56,736	27,811	214,226
Depreciation, depletion and amortization	16,047	1,716	6,635	16,439	40,837
Segment assets	372,028	8,130	87,366	287,821	755,345

As of September 30, 2018, segment assets include $21.9 million of property and equipment located in foreign countries (primarily Brazil and Mexico). As of September 30, 2017 and December 31, 2017, all segment assets were located in the United States.

A reconciliation of segment gross profit to consolidated income before provision for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Total gross profit from reportable segments	$144,491	$114,530	$281,143	$214,226
Selling, general and administrative expenses	70,769	49,501	193,337	162,726
Acquisition and integration expenses	9,334	—	44,030	—
Gain on sales of property and equipment	(3,018)	(1,753)	(5,066)	(2,830)
Total other income	(383)	(2,522)	(1,869)	(2,987)
Income before provision for income taxes	$67,789	$69,304	$50,711	$57,317

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

Overview

We are one of the largest diversified infrastructure companies in the United States, engaged in the construction and improvement of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, trenchless and underground utilities, power-related facilities, water-related facilities, utilities, tunnels, dams and other infrastructure-related projects. We have four reportable business segments: Transportation, Water, Specialty and Materials (see Note 19 of “Notes to the Condensed Consolidated Financial Statements”).

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

Layne will operate as a wholly owned subsidiary of Granite Construction Incorporated and its results are reported in the newly formed Water and Mineral Services operating group in the Water, Specialty and Materials segments. LiquiForce results are reported in the Water and Mineral Services operating group in the Water segment.

In addition to business segments, we review our business by operating groups. Our operating groups are defined as follows: (i) California; (ii) Northwest, which primarily includes offices in Alaska, Arizona, Nevada, Utah and Washington; (iii) Heavy Civil, which primarily includes offices in California, Florida, New York and Texas; (iv) Federal which primarily includes offices in Texas, California, Colorado and Guam; (v) Midwest (formerly Kenny less the underground business), which primarily includes offices in Illinois and (vi) Water and Mineral Services (which includes LiquiForce, Layne and the underground business of the former Kenny operating group), which primarily includes offices in North America, Canada, Brazil and Latin America.

The four primary economic drivers of our business are (i) the overall health of the U.S. economy; (ii) federal, state and local public funding levels; (iii) population growth resulting in public and private development and (iv) the need to build, replace or repair aging infrastructure. Changes in these drivers can either reduce our revenues and/or gross profit margins or provide opportunities for revenue growth and gross profit margin improvement.

Current Economic Environment and Outlook

As America’s Infrastructure Company, our growth is focused on continued end-market and geographic diversification, combined with stable-to-improving demand trends for the Transportation, Water, Specialty and Materials segments. Granite is well positioned to leverage opportunities in these and other end markets to drive steady, long-term value creation for Granite’s stakeholders.

Public and private markets are creating opportunities for growth, even while these markets remain highly competitive. Company contract backlog of $3.24 billion continues to reflect a backdrop of consistent, modest economic growth. Private market activity remains a key growth and diversification opportunity across our business, and its portion of our portfolio continues to expand in focus and significance. Today, public infrastructure investment is beginning to grow at state, regional, and local levels, and this investment provides our industry with visibility to funding that we have not experienced in more than a decade. This positive, multi-year public-spending demand will provide the most benefit for Granite through our Transportation, Water and Materials segments.

In Transportation, our focus on bottom-line improvement continues to emphasize managing risks and being compensated appropriately for the complex skills and resources required to build public infrastructure projects, across geographies and across project scope. Regardless of project scope or end market, we are sharply focused on projects with appropriate returns relative to risks for Granite’s key stakeholders. Having improved state and local federal base funding visibility through 2020, the Fixing America’s Surface Transportation (“FAST”) Act remains a stabilizing force. Increased public investment has grown bottom-up for the past six years at state and local levels, with more than half of U.S. states acting individually to increase maintenance and to reinvest in transportation infrastructure. As a result, state- and local-led program expansions, coupled with Federal and private-sector strength are now key contributors to the most balanced market activity and visibility to funding that we have seen since the mid-2000s.

Similar economic and funding dynamics are driving demand environments that support our Water Segment. Water market demand remains healthy across geographies as states and municipal water authorities weigh options for overdue water infrastructure investment. At the federal level, Congress recently approved the America’s Water Infrastructure Act of 2018, which includes $4.4 billion for the Environmental Protection Agency drinking-water program. This legislation also creates the Water Resources Development Act, which authorizes $3.7 billion of federal funds for a dozen U.S. Army Corps of Engineers flood-protection and other projects.

We have received notification of project wins that are not yet included in our contract backlog. These three projects, in California, Utah, and Florida, total more than $825 million and are expected to enter our contract backlog in late-2018 and early 2019.

The November 6, 2018, ballot in California includes a referendum, Proposition 6, to eliminate recently enacted, incremental transportation funding in California. We believe that the passage of Proposition 6 would be detrimental in terms of Health, Safety and the Quality of Life of the traveling public in California. Should the measure pass, we do not anticipate an impact to our business in 2018, and we are evaluating the potential impact to our growth plans for 2019 and beyond.

Results of Operations

Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations of a given quarter are not indicative of the results to be expected for the full year.

The following table presents a financial summary for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Total revenue	$1,055,591	$957,126	$2,426,089	$2,188,439
Gross profit	144,491	114,530	281,143	214,226
Gross profit margin	13.7%	12.0%	11.6%	9.8%
Operating income	67,406	66,782	48,842	54,330
Total other income	(383)	(2,522)	(1,869)	(2,987)
Net income attributable to Granite Construction Incorporated	55,672	45,982	35,864	36,325

Revenue

Total Revenue by Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2018		2017		2018		2017
Transportation	$610,847	57.8%	$624,727	65.3%	$1,472,703	60.7%	$1,423,396	65.0%
Water	124,292	11.8	36,378	3.8	215,951	8.9	100,944	4.6
Specialty	190,836	18.1	197,886	20.7	461,149	19.0	452,265	20.7
Materials	129,616	12.3	98,135	10.2	276,286	11.4	211,834	9.7
Total	$1,055,591	100.0%	$957,126	100.0%	$2,426,089	100.0%	$2,188,439	100.0%

Transportation Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2018		2017		2018		2017
Heavy Civil	$224,560	36.8%	$201,951	32.3%	$596,022	40.5%	$551,856	38.8%
Northwest	182,709	29.9	245,875	39.4	361,376	24.5	470,254	33.0
California	180,163	29.5	153,941	24.6	453,077	30.8	331,329	23.3
Midwest	23,346	3.8	14,790	2.4	61,801	4.2	41,111	2.9
Federal	69	—	8,170	1.3	427	—	28,846	2.0
Total	$610,847	100.0%	$624,727	100.0%	$1,472,703	100.0%	$1,423,396	100.0%

Transportation revenue for the three and nine months ended September 30, 2018 decreased by $13.9 million, or 2.2%, and increased by $49.3 million, or 3.5%, respectively, when compared to 2017. The decrease for the three months ended September 30, 2018 was primarily due to a decrease in Northwest and Federal operating groups from beginning the periods with lower contract backlog and a focus on bidding work at higher margins, partially offset by increases in California, Heavy Civil and Midwest operating groups from progress on existing projects. The increase for the nine months ended September 30, 2018 was primarily due to increases in California and Heavy Civil operating groups from new awards and progress on existing projects partially offset by a net negative impact from revisions in estimates in the Heavy Civil operating group (see Note 4 of “Notes to the Condensed Consolidated Financial Statements” for more information) and a decrease in Northwest operating group due to beginning the period with lower contract backlog and a focus on bidding work at higher margins. During the three and nine months ended September 30, 2018, revenue earned from the public sector was 93.6% and 94.3%, respectively, of the total Transportation segment revenue. During the three and nine months ended September 30, 2017, revenue earned from the public sector was 95.4% and 95.5%, respectively, of the total Transportation segment revenue.

As of September 30, 2018, there were four projects for which additional costs were reasonably possible in excess of the probable amounts included in the cost forecast. The reasonably possible aggregate range that has the potential to adversely impact gross profit is zero to $45.0 million. As the related projects proceed, future estimates may change and could have a material effect on our financial position, results of operations and/or cash flows in the future.

Water Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2018		2017		2018		2017
Water and Mineral Services	$105,111	84.5%	$13,661	37.6%	$148,453	68.8%	$48,374	47.8%
Heavy Civil	5,511	4.4	8,066	22.2	15,211	7.0	18,737	18.6
California	12,119	9.8	12,559	34.5	45,711	21.2	26,017	25.8
Northwest	877	0.7	51	0.1	3,268	1.5	530	0.5
Midwest	194	0.2	1,400	3.8	1,710	0.8	5,707	5.7
Federal	480	0.4	641	1.8	1,598	0.7	1,579	1.6
Total	$124,292	100.0%	$36,378	100.0%	$215,951	100.0%	$100,944	100.0%

Water revenue for the three and nine months ended September 30, 2018 increased by $87.9 million, or over 100%, and $115.0 million, or over 100%, respectively, when compared to 2017 primarily due to increases in the Water and Mineral Services operating group from the Layne and LiquiForce acquisitions. During the three and nine months ended September 30, 2018, revenue earned from the public sector was 72.2% and 74.8%, respectively, of the total Water segment revenue. During the three and nine months ended September 30, 2017, revenue earned from the public sector was 84.5% and 89.5%, respectively, of the total Water segment revenue.

Specialty Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2018		2017		2018		2017
Midwest	$65,513	34.3%	$122,156	61.7%	$180,425	39.0%	$260,035	57.5%
California	31,713	16.6	51,191	25.9	104,914	22.8	112,883	25.0
Federal	13,363	7.0	1,062	0.5	27,620	6.0	2,417	0.5
Northwest	46,752	24.5	23,477	11.9	114,695	24.9	76,821	17.0
Water and Mineral Services	33,495	17.6	—	—	33,495	7.3	109	—
Total	$190,836	100.0%	$197,886	100.0%	$461,149	100.0%	$452,265	100.0%

Specialty revenue for the three and nine months ended September 30, 2018 decreased $7.1 million, or 3.6% and increased $8.9 million, or 2.0%, respectively, when compared to 2017. The decrease for the three months ended September 30, 2018 was due to decreases in the Midwest and California operating groups from beginning the periods with lower contract backlog partially offset by increases in Northwest and Federal operating groups from increased beginning backlog in addition to an increase in Water and Mineral Services operating group from the acquisition of Layne and Liquiforce. The increase during the nine months ended September 30, 2018 was due to increases in Northwest and Federal operating groups from new awards and increased beginning backlog as well as an increase in the Water and Mineral Services operating group from the acquisition of Layne. The increases during the nine months ended September 30, 2018 were partially offset by decreases in the Midwest and California operating groups from beginning the periods with lower contract backlog. During the three and nine months ended September 30, 2018, revenue earned from the public sector was 34.8% and 41.8%, respectively, of the total Specialty segment revenue. During the three and nine months ended September 30, 2017, revenue earned from the public sector was 30.0% and 39.0%, respectively, of the total Specialty segment revenue.

Materials Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2018		2017		2018		2017
California	$74,065	57.2%	$54,971	56.0%	$162,247	58.7%	$127,850	60.4%
Northwest	46,935	36.2	43,164	44.0	103,290	37.4	83,984	39.6
Water and Mineral Services	8,616	6.6	—	—	10,749	3.9	—	—
Total	$129,616	100.0%	$98,135	100.0%	$276,286	100.0%	$211,834	100.0%

Materials revenue for the three and nine months ended September 30, 2018 increased by $31.5 million, or 32.1%, and $64.5 million, or 30.4%, respectively, when compared to 2017. In addition to increases in Water and Mineral services operating group from the acquisition of Layne, increases in California and Northwest operating groups were due to increases in aggregate and asphalt pricing and volume.

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

Total Contract Backlog by Segment

(dollars in thousands)	September 30, 2018		June 30, 2018		September 30, 2017
Transportation	$2,311,712	71.3%	$2,637,055	72.2%	$3,283,055	77.5%
Water	364,772	11.3	398,886	10.9	171,939	4.1
Specialty	564,651	17.4	615,981	16.9	779,750	18.4
Total	$3,241,135	100.0%	$3,651,922	100.0%	$4,234,744	100.0%

Transportation Contract Backlog

(dollars in thousands)	September 30, 2018		June 30, 2018		January 1, 2018
Unearned revenue	$2,311,712	100.0%	$2,594,464	98.4%	$2,858,747	99.7%
Other awards[1]	—	—	42,591	1.6	9,795	0.3
Total	$2,311,712	100.0%	$2,637,055	100.0%	$2,868,542	100.0%

1Other awards include unissued task orders and unexercised contract options to the extent their issuance or exercise is probable as well as contract awards to the extent we believe contract execution and funding is probable.

(dollars in thousands)	September 30, 2018		June 30, 2018		September 30, 2017
Heavy Civil	$1,654,053	71.6%	$1,854,804	70.3%	$2,413,203	73.5%
Northwest	269,698	11.7	348,646	13.2	377,314	11.5
California	296,640	12.8	329,931	12.6	380,836	11.6
Midwest	91,182	3.9	103,650	3.9	109,067	3.3
Federal	139	—	24	—	2,635	0.1
Total	$2,311,712	100.0%	$2,637,055	100.0%	$3,283,055	100.0%

Transportation contract backlog of $2.3 billion at September 30, 2018 was $325.3 million, or 12.3%, lower than at June 30, 2018. The decreases were primarily due to progress on existing jobs and a focus on higher margins during the bidding process. Significant new awards during the three months ended September 30, 2018 included a bridge replacement project in California. As noted above, the $825 million in project wins that are not yet included in our contract backlog will be added to Transportation segment contract backlog in late-2018 and early 2019.

Non-controlling partners’ share of Transportation contract backlog as of September 30, 2018, June 30, 2018, and September 30, 2017 was $191.5 million, $258.8 million and $221.5 million, respectively.

Water Contract Backlog

(dollars in thousands)	September 30, 2018		June 30, 2018		January 1, 2018
Unearned revenue	$250,157	68.6%	$275,932	69.2%	$78,406	53.8%
Other awards[1]	114,615	31.4	122,954	30.8	67,406	46.2
Total	$364,772	100.0%	$398,886	100.0%	$145,812	100.0%

1Other awards include contract awards to the extent we believe contract execution and funding is probable.

(dollars in thousands)	September 30, 2018		June 30, 2018		September 30, 2017
Water and Mineral Services	$326,147	89.4%	$348,357	87.3%	$83,674	48.7%
Heavy Civil	24,215	6.6	28,869	7.2	42,289	24.6
California	11,308	3.1	17,658	4.4	38,108	22.2
Northwest	10	—	206	0.1	—	—
Midwest	404	0.1	625	0.2	3,230	1.9
Federal	2,688	0.8	3,171	0.8	4,638	2.6
Total	$364,772	100.0%	$398,886	100.0%	$171,939	100.0%

Water contract backlog of $364.8 million as of September 30, 2018 was $34.1 million, or 8.6%, lower than at June 30, 2018 due to progress on existing projects.

Specialty Contract Backlog

(dollars in thousands)	September 30, 2018		June 30, 2018		January 1, 2018
Unearned revenue	$501,556	88.8%	$545,944	88.6%	$646,696	91.9%
Other awards[1]	63,095	11.2	70,037	11.4	57,107	8.1
Total	$564,651	100.0%	$615,981	100.0%	$703,803	100.0%

1Other awards include contract awards to the extent we believe contract execution and funding is probable.

(dollars in thousands)	September 30, 2018		June 30, 2018		September 30, 2017
Midwest	$280,327	49.7%	$336,210	54.6%	$471,894	60.5%
California	74,672	13.2	61,132	9.9	99,827	12.8
Federal	138,020	24.4	149,181	24.2	165,423	21.2
Northwest	71,632	12.7	69,458	11.3	42,606	5.5
Total	$564,651	100.0%	$615,981	100.0%	$779,750	100.0%

Specialty contract backlog of $564.7 million as of September 30, 2018 was $51.3 million or, 8.3%, lower than at June 30, 2018 due to decreases in Midwest and Federal operating groups from progress on existing projects partially offset by an increase in the California group from increased awards.

Non-controlling partners’ share of Specialty contract backlog as of September 30, 2018, June 30, 2018, and September 30, 2017 was $133.4 million, $150.8 million and $188.7 million, respectively.

Gross Profit

The following table presents gross profit by business segment for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Transportation	$70,976	$65,540	$138,401	$119,907
Percent of segment revenue	11.6%	10.5%	9.4%	8.4%
Water	24,103	1,805	41,117	9,772
Percent of segment revenue	19.4	5.0	19.0	9.7
Specialty	28,099	27,797	65,311	56,736
Percent of segment revenue	14.7	14.0	14.2	12.5
Materials	21,313	19,388	36,314	27,811
Percent of segment revenue	16.4	19.8	13.1	13.1
Total gross profit	$144,491	$114,530	$281,143	$214,226
Percent of total revenue	13.7%	12.0%	11.6%	9.8%

Transportation gross profit for the three and nine months ended September 30, 2018 increased by $5.4 million, or 8.3%, and $18.5 million, or 15.4%, respectively, when compared to 2017. The increases were primarily due to increased revenue volume and margin improvement in our California operating group due to favorable weather and an increase in highway rehabilitation work partially offset by a decline in our Northwest operating group from reduced revenue volume and in our Heavy Civil operating group from a net negative impact from revisions in estimates (see Note 4 of “Notes to the Condensed Consolidated Financial Statements” for more information).

Water gross profit for the three and nine months ended September 30, 2018 increased by $22.3 million, or over 100%, and $31.3 million, or over 100%, respectively, when compared to 2017. The increases were primarily due to increased revenue volume and margin improvement from the acquisition of Layne and LiquiForce.

Specialty gross profit for the three and nine months ended September 30, 2018 increased by $0.3 million, or 1.1%, and $8.6 million, or 15.1%, respectively, when compared to 2017. The increases were primarily due to increased revenue volume and margin improvement from the acquisition of Layne partially offset by a decline in our Kenny operating group from reduced revenue volume.

Materials gross profit for the three and nine months ended September 30, 2018 increased by $1.9 million, or 9.9%, and $8.5 million, or 30.6%, respectively, when compared to 2017 due to increased revenue. Gross profit as a percentage of segment revenue for the three months ended September 30, 2018 decreased to 16.4% from 19.8% when compared to 2017 driven by a decrease in internal asphalt production volume resulting in a decrease in fixed cost absorption.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Selling
Salaries and related expenses	$14,967	$11,045	$42,778	$36,417
Restricted stock unit amortization	451	373	2,235	2,052
Other selling expenses	3,042	1,099	10,924	6,683
Total selling	18,460	12,517	55,937	45,152
General and administrative
Salaries and related expenses	26,099	21,439	66,791	62,543
Restricted stock unit amortization	1,065	1,053	9,418	10,198
Other general and administrative expenses	25,145	14,492	61,191	44,833
Total general and administrative	52,309	36,984	137,400	117,574
Total selling, general and administrative	$70,769	$49,501	$193,337	$162,726
Percent of revenue	6.7%	5.2%	8.0%	7.4%

Selling, general and administrative expenses for the three and nine months ended September 30, 2018 increased $21.3 million, or 43.1%, and $30.6 million, or 18.8%, respectively, when compared to 2017. Selling, general and administrative expenses as a percent of revenue for the three and nine months ended September 30, 2018 increased to 6.7% from 5.2% and to 8.0% from 7.4%, respectively, due mostly to the addition of Layne and LiquiForce expenses.

Selling Expenses

Selling expenses include the costs for estimating and bidding, business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses during the three and nine months ended September 30, 2018 increased $5.9 million, or 47.5%, and $10.8 million, or 23.9%, when compared to 2017 primarily due to the addition of Layne and LiquiForce expenses as well as costs from increased bidding activities.

General and Administrative Expenses

General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, intangible amortization, occupancy, training, office supplies, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses. Total general and administrative expenses during the three and nine months ended September 30, 2018 increased $15.4 million, or 41.6%, and $19.8 million, or 16.9%, respectively, when compared to 2017 due to increases in other general and administrative expenses primarily from the addition of Layne and LiquiForce expenses.

Acquisition and Integration expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Acquisition and integration expenses	$9,334	$—	$44,030	$—

Of the total acquisition and integration expenses for the three and nine months ended September 30, 2018, $2.2 million and $10.5 million, respectively, was related to severance, stock compensation and retention costs and $7.1 million and $33.5 million, respectively, was related to external transaction costs and professional fees. All of these costs were associated with the acquisition and integration of LiquiForce and Layne.

Income Taxes

The following table presents the provision for income taxes for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Provision for income taxes	$8,692	$21,249	$7,357	$16,841
Effective tax rate	12.8%	30.7%	14.5%	29.4%

We calculate our income tax provision at the end of each interim period by estimating our annual effective tax rate and applying that rate to our income before provision for income taxes. The effect of changes in enacted tax laws, tax rates or tax status is recognized in the interim period in which the change occurs.  See Note 16 of “Notes to the Condensed Consolidated Financial Statements” for more information.

Certain Legal Proceedings

As discussed in Note 18 of “Notes to the Condensed Consolidated Financial Statements,” under certain circumstances the resolution of certain legal proceedings to which we are subject could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations, cash flows and/or liquidity.

Liquidity and Capital Resources

The timing differences between our cash inflows and outflows require us to maintain adequate levels of working capital. We believe our cash and cash equivalents, short-term investments, available borrowing capacity and cash expected to be generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations for the next twelve months. We maintain a collateralized credit facility of $500.0 million, of which $182.4 million was available at September 30, 2018, to provide capital needs to fund growth opportunities, either internal or generated through acquisitions, or to pay installments on our 2019 Notes and to repay our 4.25% Convertible Notes. See Note 14 of “Notes to the Condensed Consolidated Financial Statements” for definitions and further discussion regarding our 2019 Notes, 4.25% Convertible Notes and Credit Agreement. If we experience a prolonged change in our business operating results or make a significant acquisition, we may need additional sources of financing, which, even if available, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available on terms acceptable to us.

Absent a material change in our financial condition, we believe the credit facility includes sufficient capacity to fund the maturity of the 4.25% Convertible Notes assumed in the acquisition of Layne. See Convertible Notes section of Note 14 of “Notes to the Condensed Consolidated Financial Statements” for further discussion of the 4.25% Convertible Notes.

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

The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated construction joint ventures (“CCJVs”), as of the respective dates:

(in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Cash and cash equivalents excluding CCJVs	$105,094	$139,352	$114,188
CCJV cash and cash equivalents[1]	125,165	94,359	71,328
Total consolidated cash and cash equivalents	230,259	233,711	185,516
Short-term and long-term marketable securities[2]	81,103	132,790	117,805
Total cash, cash equivalents and marketable securities	$311,362	$366,501	$303,321

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

Granite’s portion of CCJV cash and cash equivalents was $72.0 million, $56.5 million and $42.9 million as of September 30, 2018, December 31, 2017 and September 30, 2017, respectively. Excluded from the table above is Granite’s portion of unconsolidated construction joint venture cash and cash equivalents of $75.2 million, $91.0 million and $100.3 million as of September 30, 2018, December 31, 2017 and September 30, 2017, respectively. The assets of each consolidated and unconsolidated construction joint venture relate solely to that joint venture. The decision to distribute joint venture assets must generally be made jointly by a majority of the members and, accordingly, these assets, including those associated with estimated cost recovery of customer affirmative claims and back charge claims, are generally not available for the working capital needs of Granite until distributed.

Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends on our capital stock. We may also from time to time prepay or repurchase outstanding indebtedness and acquire assets or businesses that are complementary to our operations.

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$14,743	$64,614
Investing activities	(81,313)	(39,088)
Financing activities	68,717	(29,336)

As a large infrastructure contractor and construction materials producer, our operating cash flows are subject to seasonal cycles, as well as the cycles associated with winning, performing and closing projects. Additionally, operating cash flows are impacted by the timing related to funding construction joint ventures and the resolution of uncertainties inherent in the complex nature of the work that we perform, including claim and back charge settlements. Our working capital assets result from both public and private sector projects. Customers in the private sector can be slower paying than those in the public sector; however, private sector projects generally have higher gross profit as a percentage of revenue.

Excluding the effect of acquired receivables, day’s sales outstanding increased 3 days to 53 days as of September 30, 2018 from 50 days at September 30, 2017 primarily due to an increase in contract assets/cost in excess of billings and estimated earnings, net related to a contract for which we have a pending affirmative claim and timing of new work. Excluding the effect of acquired accounts payable, day’s payables outstanding increased 1 day to 54 days as of September 30, 2018 from 53 days at September 30, 2017.

Cash provided by operating activities of $14.7 million for the nine months ended September 30, 2018 represents a $49.9 million decrease when compared to 2017. The change was primarily due to a $102.9 million increase in net contributions to unconsolidated joint ventures partially offset by a $25.9 million decrease in cash used in working capital and $27.1 million increase in cash provided by net income after adjusting for non-cash items. The decrease in cash used in working capital was due to a $61.3 million decrease in cash used in working capital assets partially offset by a $35.4 million decrease in cash provided by working capital liabilities.

Cash used by investing activities of $81.3 million for the nine months ended September 30, 2018 represents a $42.2 million increase when compared to 2017. The change was primarily due to the acquisitions of Layne and LiquiForce and an increase in purchases, net of sales proceeds, of property and equipment (see Capital Expenditures discussion below) partially offset by an increase in maturities, net of purchases, of marketable securities.

Cash provided by financing activities of $68.7 million for the nine months ended September 30, 2018 represents a $98.1 million increase when compared to 2017. The change was primarily due to $105.0 million in revolving credit facility draw that were made to fund portions of the Layne and LiquiForce acquisitions and a $38.0 million in revolving credit facility draw to redeem the 8.0% Convertible Notes (Note 14 of “Notes to the Condensed Consolidated Financial Statements”).

Capital Expenditures

During the nine months ended September 30, 2018, we had capital expenditures of $86.1 million compared to $56.8 million during 2017. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. As part of the Layne acquisition, we acquired $185.4 million in property and equipment. We currently anticipate 2018 capital expenditures to be between $105.0 million and $115.0 million for the full year.

Derivatives

We recognize derivative instruments as either assets or liabilities in the condensed consolidated balance sheets at fair value using Level 2 inputs.

In May 2018, we terminated the interest rate swap we entered into in January 2016 due to the amendment and restatement of the Credit Agreement (as defined in the Credit Agreement section of Note 14 to “Notes to the Condensed Consolidated Financial Statements”). In May 2018, we entered into two interest rate swaps designated as cash flow hedges with an effective date of May 2018, a combined initial notional amount of $150.0 million and a maturity date in May 2023. The interest rate swaps are designed to convert the interest rate on our term loan from a variable interest rate of LIBOR plus an applicable margin to a fixed rate of 2.76% plus the same applicable margin.

Surety Bonds and Real Estate Mortgages

We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At September 30, 2018, approximately $2.7 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

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

As of September 30, 2018 and pursuant to the definitions in the 2019 NPA, which is more restrictive, our Consolidated Tangible Net Worth was $1.1 billion, which exceeded the minimum of $786.5 million and our Consolidated Leverage Ratio was 1.74, which did not exceed the maximum of 3.00. Our Consolidated Interest Coverage Ratio was 18.83, which exceeded the minimum of 4.00.

As of September 30, 2018, we were in compliance with all covenants contained in the Credit Agreement and related to the 2019 Notes. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.

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

Foreign Currency Risk

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Layne’s international operations are in Mexico, Canada and Brazil and LiquiForce has international operations in Canada. Layne’s affiliates also operate in Latin America (see Note 12 of “Notes to the Condensed Consolidated Financial Statements”). The majority of the customer contracts in Mexico are U.S. dollar-based, reducing the exposure to currency fluctuations. As of September 30, 2018, we do not have any outstanding foreign currency option contracts.

As foreign currency exchange rates change, the impact to our consolidated statements of operations could be significant and may affect year-to-year comparability of operating results. The impact from foreign currency transactions during the three and nine months ended September 30, 2018 was immaterial.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management carried out, as of September 30, 2018, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2018, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may be exposed to liabilities under the Foreign Corrupt Practices Act (“FCPA”) and any determination that we or any of our subsidiaries has violated the FCPA could have a material adverse effect on our business. The FCPA generally prohibits companies and their affiliates from making improper payment to non-U.S. officials for the purpose of obtaining or retaining business. Our internal policies, procedures and code of conduct mandate compliance with these anti-corruption laws. However, with the acquisition of Layne we now operate in some countries known to experience corruption. Despite our training and compliance programs, we cannot provide assurance that our internal policies and procedures will always protect us from violation of such anti-corruption laws committed by our affiliated entities or their respective officers, directors, employees and agents. We could also face fines, sanctions and other penalties from authorities in the relevant foreign jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of certain of our assets. Our customers in those jurisdictions could also seek to impose penalties or take other actions adverse to our interest. In addition, we could face other third-party claims by among others, our stockholders, debt holders or other interest holders or constituents. Violations of FCPA laws, allegations of such violations and/or disclosure related to any relevant investigation could have a material adverse impact on our financial position, results of operations, cash flows and liquidity for reasons including, but not limited to, an adverse effect our reputation, our ability to obtain new business or retain existing business, to attract and retain employees, to access the capital markets and/or could give rise to an event of default under the agreements governing our debt instruments.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended September 30, 2018:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
July 1, 2018 through July 31, 2018	3,296	$55.27	—	$200,000,000
Aug. 1, 2018 through Aug 31, 2018	111	$48.71	—	$200,000,000
Sept. 1, 2018 through Sept. 30, 2018	360	$45.71	—	$200,000,000
	3,767	$54.16	—

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

GRANITE CONSTRUCTION INCORPORATED

Date:	October 26, 2018	By:	/s/ Jigisha Desai
Jigisha Desai
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)