Form 10-K
period 2018-12-31
GRANITE CONSTRUCTION INC
filed 2019-02-22
CIK 861459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☒  Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐    Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $2.5 billion as of June 30, 2018, based upon the price at which the registrant’s Common Stock was last sold as reported on the New York Stock Exchange on such date.

At February 19, 2019, 46,685,414 shares of Common Stock, par value $0.01, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of Granite Construction Incorporated to be held on June 6, 2019, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018.

Index

PART I

PART II

PART III

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	43
EXHIBIT 21
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32
EXHIBIT 95
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.CAL
EXHIBIT 101.DEF
EXHIBIT 101.LAB
EXHIBIT 101.PRE

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

From time to time, Granite makes certain comments and disclosures in reports and statements, including in this Annual Report on Form 10-K, or statements made by its officers or directors, that are not based on historical facts, including statements regarding future events, occurrences, circumstances, activities, performance, outcomes and results that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by words such as “future,” “outlook,” “assumes,” “believes,” “expects,” “estimates,” “anticipates,” “intends,” “plans,” “appears,” “may,” “will,” “should,” “could,” “would,” “continue,” and the negatives thereof or other comparable terminology or by the context in which they are made. In addition, other written or oral statements which constitute forward-looking statements have been made and may in the future be made by or on behalf of Granite. These forward-looking statements are estimates reflecting the best judgment of senior management and reflect our current expectations regarding future events, occurrences, circumstances, activities, performance, outcomes and results. These expectations may or may not be realized. Some of these expectations may be based on beliefs, assumptions or estimates that may prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our forward-looking statements not being realized or otherwise materially affect our business, financial condition, results of operations, cash flows and liquidity. Such risks and uncertainties include, but are not limited to, those more specifically described in this report under “Item 1A. Risk Factors.” Due to the inherent risks and uncertainties associated with our forward-looking statements, the reader is cautioned not to place undue reliance on them. The reader is also cautioned that the forward-looking statements contained herein speak only as of the date of this Annual Report on Form 10-K, and, except as required by law, we undertake no obligation to revise or update any forward-looking statements for any reason.

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

We deliver infrastructure solutions for public and private clients primarily in the United States. We are one of the largest diversified infrastructure companies in the United States. Within the public sector, we primarily concentrate on heavy-civil infrastructure projects, including the construction of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, trenchless and underground utilities, power-related facilities, water-related facilities, utilities, tunnels, dams and other infrastructure-related projects. Within the private sector, we perform site preparation and infrastructure services for residential development, energy development, commercial and industrial sites, and other facilities, as well as provide construction management professional services.

On June 14, 2018, we completed the $349.8 million acquisition of Layne Christensen Company (“Layne”), a U.S.-based global water management, infrastructure services and drilling company in a stock-for-stock merger which was comprised of $321.0 million in Company common stock and $28.8 million in cash to settle all outstanding stock options, restricted stock awards and unvested performance shares of Layne. In addition to issuances of Granite common stock and the settlement of various equity awards, we assumed $191.5 million in convertible notes at fair value. Layne is a leader in water management and drilling and therefore this acquisition significantly enhances Granite’s presence in the water infrastructure market. Layne has a network of 52 offices located throughout North and Latin America. See Note 2 and Note 15 of “Notes to the Consolidated Financial Statements” for further discussion of the acquisition and the assumed convertible notes, respectively.

In addition, on April 3, 2018, we acquired LiquiForce, a privately owned company which provides sewer lining rehabilitation services to public and private sector water and wastewater customers in both Canada and the U.S. We acquired LiquiForce for $35.9 million in cash primarily borrowed under our revolving credit facility. See Note 15 of “Notes to the Consolidated Financial Statements” for further discussion of our revolving credit facility.

Layne will operate as a wholly owned subsidiary of Granite Construction Incorporated, and its results are reported in the newly formed Water and Mineral Services operating group in the Water, Specialty and Materials segments. LiquiForce results are reported in the Water and Mineral Services operating group in the Water segment.

Operating Structure

During the third quarter of 2018, we revised our reportable segments, which are the same as our operating segments, as a result of a change in how our chief operating decision maker (our Chief Executive Officer) regularly reviews financial information to allocate resources and assess performance. This change is consistent with our strategic, end-market diversification strategy. Our new reportable segments which correspond to this end-market focus are: Transportation, Water, Specialty and Materials. The end-market segments Transportation, Water and Specialty replace the Construction and Large Project Construction reportable segments with the composition of our Materials segment remaining unchanged except for the addition of proprietary sanitary and storm water rehabilitation products including cured-in-place pipe felt and fiberglass-based lining tubes related to the acquisition of Layne. Prior-year information has been recast to reflect this change. See Note 22 of “Notes to the Consolidated Financial Statements” for additional information about our reportable business segments.

In addition to business segments, we review our business by operating groups. Our operating groups are defined as follows: (i) California; (ii) Northwest, which primarily includes offices in Alaska, Arizona, Nevada, Utah and Washington; (iii) Heavy Civil, which primarily includes offices in California, Florida, New York and Texas; (iv) Federal which primarily includes offices in California, Colorado, Texas and Guam; (v) Midwest (formerly Kenny less the underground business), which primarily includes offices in Illinois and (vi) Water and Mineral Services (which includes LiquiForce, Layne and the underground business of the former Kenny operating group), which primarily includes offices across the Unites States, Canada and Latin America.

Transportation: Revenue from our Transportation segment was $2.0 billion and $1.9 billion (59.5% and 65.1% of our total revenue) in 2018 and 2017, respectively. The Transportation segment focuses on construction and rehabilitation of roads, pavement preservation, bridges, rail lines, airports and marine ports for use mostly by the general public.

Water: Revenue from our Water segment was $338.3 million and $133.7 million (10.2% and 4.5% of our total revenue) in 2018 and 2017, respectively. The Water segment focuses on water-related construction and water management solutions for municipal agencies, commercial water suppliers, industrial facilities and energy companies. It also provides trenchless cured-in-place pipe rehabilitation.

Specialty: Revenue from our Specialty segment was $626.6 million and $615.8 million (18.9% and 20.6% of our total revenue) in 2018 and 2017, respectively. The Specialty segment focuses on construction of various complex projects including infrastructure / site development, mining, public safety, tunnel and power projects.

In addition to our bid-build projects, we utilize alternative procurement methods of project delivery including, but not limited to, design-build, construction management/general contractor and construction management at-risk. Unlike traditional bid-build projects where owners first hire a design firm or design a project themselves and then put the project out to bid for construction, design-build projects provide the owner with a single point of responsibility and a single contact for both final design and construction. Although design-build projects carry additional risk as compared to traditional bid-build projects, the profit potential can also be higher. Under the construction management/general contractor and construction management at-risk methods of delivery, we contract with owners to assist the owner during the design phase of the contract with construction efficiencies, with the understanding that we will negotiate a contract on the construction phase when the design nears completion. Revenue from alternative procurement method projects represented 34.1%, 39.9% and 40.6% of construction related revenue in 2018, 2017 and 2016, respectively.

We participate in joint ventures with other construction companies. Joint ventures are typically used for large, technically complex projects, including design-build projects, where it is necessary or desirable to share risk and resources. Joint venture partners typically provide independently prepared estimates, shared financing and equipment, and often bring local knowledge and expertise. For more information see the “Joint Ventures” section below.

Materials: Revenue from our Materials segment to third parties was $376.8 million and $292.8 million (11.4% and 9.8% of our total revenue) in 2018 and 2017, respectively. The Materials segment focuses on production of aggregates, asphalt and construction related materials as well as proprietary sanitary and storm water rehabilitation products including cured-in-place pipe felt and fiberglass-based lining tubes for both internal use and for sale to third parties. We have significant aggregate reserves that we own or lease through long-term leases. Sales to our construction projects represented 29.5% of our combined internal and external Materials sales during 2018, and ranged from 29.5% to 38.5% over the last five years. The remainder is sold to third parties.

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

Diversification - To mitigate the risks inherent in the construction business as the result of general economic factors, we pursue projects: (i) in both the public and private sectors; (ii) in diverse end markets such as federal, rail, power, water and renewable energy markets; (iii) for a wide range of clients from the federal government to small municipalities and from large corporations to individual homeowners; (iv) in diverse geographic markets; (v) that are construction management/general contractor, design-build and bid-build; (vi) at fixed price, time and materials, cost reimbursable and fixed unit price; and (vii) of various sizes, durations and complexity. In addition to pursuing opportunities with traditional project funding, we continue to evaluate other sources of project funding (e.g., public and private partnerships).

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

•	Productivity - We strive to use our resources efficiently to deliver work on time and on budget.
•	Quality - We believe in satisfying our clients, mitigating risk, and driving improvement by performing work right the first time.
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

Vertical Integration - We own and lease aggregate reserves and own processing plants and liner tube manufacturing facilities that are vertically integrated into our construction operations. By ensuring availability of these resources and providing quality products, we believe we have a competitive advantage in many of our markets, as well as a source of revenue and earnings from the sale of construction materials and liner tubes to third parties.

Raw Materials

We purchase raw materials, including but not limited to, aggregate products, cement, diesel and gasoline fuel, liquid asphalt, natural gas, propane, resin and steel from numerous sources. Our aggregate reserves supply a portion of the raw materials needed in our construction projects. The price and availability of raw materials may vary from year to year due to market conditions and production capacities. We do not foresee a lack of availability of any raw materials over the next twelve months.

Seasonality

Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues, profitability and the required number of employees.

Customers

Customers in our Transportation, Water and Specialty segments are predominantly in the public sector and include certain federal agencies, state departments of transportation, local transit authorities, county and city public works departments, school districts and developers, utilities and private owners of industrial, commercial and residential sites. Customers of our Materials segment include internal usage by our own construction projects, as well as third-party customers. Our third-party customers include, but, are not limited to, contractors, landscapers, manufacturers of products requiring aggregate materials, retailers, homeowners, farmers and brokers.

During the years ended December 31, 2018, 2017 and 2016, our largest volume customer, including both prime and subcontractor arrangements, was the California Department of Transportation (“Caltrans”). Revenue recognized from contracts with Caltrans during 2018, 2017 and 2016 represented $282.9 million (8.5% of total revenue), $281.7 million (9.4% of total revenue) and $222.4 million (8.8% of total revenue), respectively, which was primarily in the Transportation segment.

Contract Backlog

Our contract backlog consists of the revenue we expect to record in the future on awarded contracts, including 100% of our consolidated joint venture contracts and our proportionate share of unconsolidated joint venture contracts. We generally include a project in our contract backlog at the time it is awarded and to the extent we believe contract execution and funding is probable. Certain government contracts where funding is appropriated on a periodic basis are included in contract backlog at the time of the award when it is probable the contract value will be funded and executed. Certain contracts contain contract options that are exercisable at the option of our customers without requiring us to go through an additional competitive bidding process or contain task orders that are signed under master contracts under which we perform work only when the customer awards specific task orders to us. Awarded contracts that include unexercised contract options and unissued task orders are included in contract backlog to the extent option exercise or task order issuance is probable.

Substantially all of the contracts in our contract backlog may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past (see “Contract Provisions and Subcontracting”). Many projects are added to contract backlog and completed within the same fiscal year and, therefore, may not be reflected in our beginning or year-end contract backlog. Contract backlog by segment is presented in “Contract Backlog” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our contract backlog was $3.7 billion at both December 31, 2018 and 2017 and did not yet include approximately $700 million in project wins that will be added to contract backlog as task orders are approved. Approximately $2.3 billion of the December 31, 2018 backlog is expected to be completed during 2019.

Equipment

At December 31, 2018 and 2017, we owned the following number of construction equipment and vehicles:

December 31,	2018	2017
Heavy construction equipment	2,928	1,905
Trucks, truck-tractors, trailers and vehicles	5,395	3,618

Our portfolio of equipment includes backhoes, barges, bulldozers, cranes, excavators, loaders, motor graders, pavers, rollers, scrapers, trucks, special equipment for pipeline rehabilitation, drilling rigs and tunnel boring machines that are used in all of our segments. We pool certain equipment to maximize utilization. We continually monitor and adjust our fleet size so that it is consistent with the size of our business, considering both existing contract backlog and expected future work. We lease or rent equipment to supplement our portfolio of equipment in response to construction activity cycles. In 2018 and 2017, we spent $58.5 million and $43.6 million, respectively, on purchases of construction equipment and vehicles.

Employees

On December 31, 2018, we employed approximately 2,700 salaried employees who work in project, functional and business unit management, estimating and clerical capacities, plus approximately 3,000 hourly employees. The total number of hourly personnel is subject to the volume of construction in progress and is seasonal. During 2018, the number of hourly employees ranged from approximately 2,100 to 4,500 and averaged approximately 3,500. Five of our wholly owned subsidiaries, Granite Construction Company, Granite Construction Northeast, Inc., Granite Infrastructure Constructors, Inc., Kenny Construction Company and Layne Christensen Company, are parties to craft collective bargaining agreements in many areas in which they operate.

We believe our employees are our most valuable resource, and our workforce possesses a strong dedication to and pride in our company. Our managerial and supervisory personnel have an average of approximately 11 years of service with Granite.

Competition

Competitors in our Transportation, Specialty and Water segments typically range from small, local construction companies to large, regional, national and international construction companies. We compete with numerous companies in individual markets; however, there are few, if any, companies which compete in all of our market areas. Many of our Transportation, Specialty and Water segment competitors have the ability to perform work in either the private or public sectors. When opportunities for work in one sector are reduced, competitors tend to look for opportunities in the other sector. This migration has the potential to reduce revenue growth and/or increase pressure on gross profit margins.

We own and/or have long-term leases on aggregate resources that we believe provide a competitive advantage in certain markets for the Transportation, Specialty and Water segments.

Competitors in our Materials segment typically range from small local materials companies to large regional, national and international materials companies. We compete with numerous companies in individual markets; however, there are few, if any, companies which compete in all of our market areas.

Factors influencing our competitiveness include price, estimating abilities, knowledge of local markets and conditions, project management, financial strength, reputation for quality, aggregate materials availability, and machinery and equipment. Historically, the construction business has not required large amounts of capital for the smaller size construction work, which can result in relative ease of market entry for companies possessing acceptable qualifications. By contrast, larger size construction work typically requires large amounts of capital that may make entry into the market by future competitors more difficult. Historically, the required amount of capital has not had a significant impact on our ability to compete in the marketplace. Although the construction business is highly competitive, we believe we are well positioned to compete effectively in the markets in which we operate.

Contract Provisions and Subcontracting

Contracts with our customers are primarily “fixed unit price” or “fixed price.” Under fixed unit price contracts, we are committed to providing materials or services at fixed unit prices (for example, dollars per cubic yard of concrete placed or cubic yard of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, incorrect estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk that we may not be able to perform the work for the specified contract amount. The percentage of fixed price contracts in our contract backlog was 64.0% and 66.9% at December 31, 2018 and 2017, respectively. The percentage of fixed unit price contracts in our contract backlog was 30.8% and 29.8% at December 31, 2018 and 2017, respectively. All other contract types represented 3.9% and 3.3% of our contract backlog at December 31, 2018 and 2017, respectively.

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

The ability to realize improvements on project profitability at times is more limited than the risk of lower profitability. For example, design-build contracts carry additional risks such as those associated with design errors and estimating quantities and prices before the project design is completed. We manage this additional risk by including contingencies to our bid amounts, obtaining errors and omissions insurance and obtaining indemnifications from our design consultants where possible. However, there is no guarantee that these risk management strategies will always be successful.

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

We consolidate joint ventures where we have determined that through our participation we have a variable interest and are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, and related standards. Where we have determined we are not the primary beneficiary of a joint venture but do exercise significant influence, we account for our share of the operations of unconsolidated construction joint ventures on a pro rata basis in revenue and cost of revenue in the consolidated statements of operations and in equity in construction joint ventures in the consolidated balance sheets. We account for non-construction unconsolidated joint ventures under the equity method of accounting in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures and include our share of the operations in equity in income of affiliates in the consolidated statements of operations and in investment in affiliates in the consolidated balance sheets.

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

At December 31, 2018, there was $3.1 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts, of which $1.0 billion represented our share and the remaining $2.1 billion represented our partners’ share. See Note 10 of “Notes to the Consolidated Financial Statements” for more information.

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

Anti-corruption and Bribery

We are subject to the Foreign Corrupt Practices Act (“FCPA”), which prohibits U.S. and other business entities from making improper payments to foreign government officials, political parties or political party officials. We are also subject to the applicable anti-corruption laws in the jurisdictions in which we operate, thus potentially exposing us to liability and potential penalties in multiple jurisdictions. The anti-corruption provisions of the FCPA are enforced by the Department of Justice while other state or federal agencies may seek recourse against the Company for issues related to FCPA. In addition, the Securities and Exchange Commission (“SEC”) requires strict compliance with certain accounting and internal control standards set forth under the FCPA. Failure to comply with the FCPA and other laws can expose us and/or individual employees to potentially severe criminal and civil penalties. Such penalties may have a material adverse effect on our business, financial condition and results of operations.

We devote resources to the development, maintenance, communication and enforcement of our Code of Conduct, our anti-bribery compliance policies, our internal control processes and compliance related policies. We strive to conduct timely internal investigations of potential violations and take appropriate action depending upon the outcome of the investigation.

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

The California Air Resource Board requires California equipment owners/operators to reduce diesel particulate and nitrogen oxide emissions from in-use off-road diesel equipment and to meet progressively more restrictive emission targets from 2010 to 2022 by retrofitting equipment with diesel emission control devices or replacing equipment with new engine technology as it becomes available. Over the past few years we have been proactively replacing our fleet prior to the 2022 deadline to be in compliance and do not expect significant future costs.

As is the case with other companies in our industry, some of our aggregate products contain varying amounts of crystalline silica, a common mineral. Also, some of our construction and material processing operations release, as dust, crystalline silica that is in the materials being handled. Excessive, prolonged inhalation of very small-sized particles of crystalline silica has allegedly been associated with respiratory disease (including Silicosis). During 2016, the Occupational Safety and Health Administration (“OSHA”) implemented new and more stringent occupational exposure thresholds for crystalline silica exposure as respirable dust. In addition, the Mine Safety and Health Administration is proposing the identical rule as implemented by OSHA. We have implemented dust control procedures to measure compliance with requisite thresholds and to verify that respiratory protective equipment is made available as necessary. We also communicate, through safety data sheets and other means, what we believe to be appropriate warnings and cautions to employees and customers about the risks associated with excessive, prolonged inhalation of mineral dust in general and crystalline silica in particular (see “Item 1A. Risk Factors”). The scope of new exposure limits indicates that additional engineering controls, beyond providing respirators will be required to reduce potential exposure in response to the reduced exposure limits. The OSHA General Industry and Construction Standards were phased in during late 2017 and were fully implemented in 2018. Expenses related to this implementation were immaterial during the years ended December 31, 2018 and 2017.

Website Access

Our website address is www.graniteconstruction.com. On our website we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information on our website is not incorporated into, and is not part of, this report. These reports, and any amendments to them, are also available at the website of the SEC, www.sec.gov.

Executive Officers of the Registrant

Information regarding our executive officers is set forth below.

Name	Age	Position
James H. Roberts	62	President and Chief Executive Officer
Jigisha Desai	52	Senior Vice President and Chief Financial Officer
Kyle T. Larkin	47	Senior Vice President and Group Manager
James D. Richards	55	Senior Vice President and Group Manager
Dale Swanberg	56	Senior Vice President and Group Manager

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

Ms. Desai joined Granite in 1993 and has served as Senior Vice President and Chief Financial Officer since July 2018. She served as Vice President of Corporate Finance, Treasurer & Assistant Financial Officer from 2013-2018, Vice President, Treasurer & Assistant Financial Officer from 2007-2013, Assistant Treasurer & Assistant Secretary from 2001-2007 and Treasury Manager from 1993-2001. Ms. Desai is a Member of the Finance Committee for Pajaro Valley Health Trust. Ms. Desai received a Bachelor’s degree in Accounting from the University of Houston in 1987, an M.B.A. in Corporate Finance from Golden Gate University in 1992 and completed Harvard Business School’s Advanced Management Program in 2016. She is a Certified Treasury Professional.

Mr. Larkin joined Granite in 1996 and has served as Senior Vice President and Group Manager since October 2017, Vice President and Regional Manager in Nevada from January 2014 to September 2017 and President of Granite’s wholly owned subsidiary, Intermountain Slurry Seal, Inc. from 2011 to 2014. He served as Manager of Construction at the Reno area office from 2008 to 2011 and Chief Estimator from 2004 to 2008. Mr. Larkin holds a B.S. in Construction Management from California Polytechnic State University, San Luis Obispo and an M.B.A. from the University of Massachusetts, Amherst.

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

•

Government contracts generally have strict regulatory requirements. Approximately 80.3% of our construction related revenue in 2018 was derived from contracts funded by federal, state and local government agencies and authorities. Government contracts are subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance and accounting and often include express or implied certifications of compliance. Claims for civil or criminal fraud may be brought for violations of regulations, requirements or statutes. We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages. Further, if we fail to comply with any of the regulations, requirements or statutes or if we have a substantial number of accumulated Occupational Safety and Health Administration, Mine Safety and Health Administration or other workplace safety violations, our existing government contracts could be terminated and we could be suspended from government contracting or subcontracting, including federally funded projects at the state level. Should one or more of these events occur, it could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

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

•

In connection with acquisitions or divestitures, we may become subject to liabilities. In connection with any acquisitions, we may acquire liabilities or defects such as legal claims, including but not limited to third party liability and other tort claims; claims for breach of contract; employment-related claims; environmental liabilities, conditions or damage; permitting, regulatory or other compliance with law issues; or tax liabilities. If we acquire any of these liabilities, and they are not adequately covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty, we may be responsible for significant out-of-pocket expenditures. In connection with any divestitures, we may incur liabilities for breaches of representations and warranties or failure to comply with operating covenants under any agreement for a divestiture. In addition, we may indemnify a counterparty in a divestiture for certain liabilities of the subsidiary or operation s subject to the divestiture transaction. These liabilities, if they materialize, could have a material adverse effect on our business, financial condition and results of operations.

•	As a part of our growth strategy we have made and may make future acquisitions, and acquisitions involve many risks. These risks include:

•	difficulties integrating the operations and personnel of the acquired companies;
•	diversion of management’s attention from ongoing operations;
•	potential difficulties and increased costs associated with completion of any assumed construction projects;
•	insufficient revenues to offset increased expenses associated with acquisitions and the potential loss of key employees or customers of the acquired companies;
•	assumption of liabilities of an acquired business, including liabilities that were unknown at the time the acquisition was negotiated;
•	difficulties relating to assimilating the personnel, services, and systems of an acquired business and to assimilating marketing and other operational capabilities;
•	increased burdens on our staff and on our administrative, internal control and operating systems, which may hinder our legal and regulatory compliance activities;
•	difficulties in applying and integrating our system of internal controls to an acquired business;
•	if we issue additional equity securities, such issuances could have the effect of diluting our earnings per share as well as our existing shareholders’ individual ownership percentages in the Company;
•

the recording of goodwill or other non-amortizable intangible assets that will be subject to subsequent impairment testing and potential impairment charges, as well as amortization expenses related to certain other intangible assets; and

•

while we often obtain indemnification rights from the sellers of acquired businesses, such rights may be difficult to enforce and the indemnitors may not have the ability to financially support the indemnity.

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

•

Failure to remain in compliance with covenants under our debt and credit agreements, service our indebtedness, or fund our other liquidity needs could adversely impact our business. Our debt and credit agreements and related restrictive and financial covenants are more fully described in Note 15 of “Notes to the Consolidated Financial Statements.” Our failure to comply with any of these covenants, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the applicable agreements.  Under certain circumstances, the occurrence of an event of default under one of our debt or credit agreements (or the acceleration of the maturity of the indebtedness under one of our agreements) may constitute an event of default under one or more of our other debt or credit agreements. Default under our debt and credit agreements could result in (i) us no longer being entitled to borrow under the agreements; (ii) termination of the agreements; (iii) the requirement that any letters of credit under the agreements be cash collateralized; (iv) acceleration of the maturity of outstanding indebtedness under the agreements; and/or (v) foreclosure on any lien securing the obligations under the agreements. If we are unable to service our debt obligations or fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure (including through bankruptcy proceedings) or liquidate some or all of our assets in a manner that could cause holders of our securities to experience a partial or total loss of their investment in us.

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

•

We may be required to contribute cash to meet our unfunded pension obligations in certain multi-employer plans. Five of our wholly owned subsidiaries, Granite Construction Company, Granite Construction Northeast, Inc., Granite Industrial, Inc., Kenny Construction Company and Layne Christensen Company participate in various domestic multi-employer pension plans on behalf of union employees. Union employee benefits generally are based on a fixed amount for each year of service. We are required to make contributions to the plans in amounts established under collective bargaining agreements.  Pension expense is recognized as contributions are made. The domestic pension plans are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”). Under ERISA, a contributor to a multi-employer plan may be liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. While we currently have no intention of withdrawing from a plan and unfunded pension obligations have not significantly affected our operations in the past, there can be no assurance that we will not be required to make material cash contributions to one or more of these plans to satisfy certain underfunded benefit obligations in the future.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Quarry Properties

As of December 31, 2018, we had 43 active and 17 inactive permitted quarry properties available for the extraction of sand and gravel and hard rock, all of which are located in the western United States. All of our quarries are open-pit and are primarily accessible by road. We process aggregates into construction materials for internal use and for sale to third parties. Our plant equipment is powered mostly by electricity provided by local utility companies. The following map shows the approximate locations of our permitted quarry properties as of December 31, 2018.

.

We estimate our permitted proven1 and probable2 aggregate reserves to be approximately 659.6 million tons with an average permitted life of approximately 50 years at present operating levels. Present operating levels are determined based on a three-year annual average aggregate production rate of 13.25 million tons. Reserve estimates were made by our geologists and engineers based primarily on drilling studies. Reserve estimates are based on various assumptions, and any material inaccuracies in these assumptions could have a material impact on the accuracy of our reserve estimates. These properties are used by all of our segments.

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

The following tables present information about our quarry properties as of December 31, 2018 (tons in millions):

	Type
Quarry Properties	Sand & Gravel	Hard Rock	Permitted Aggregate Reserves (tons)	Unpermitted Aggregate Reserves (tons)	Three-Year Annual Average Production Rate (tons)	Average Reserve Life
Owned quarry properties	24	5	384.6	286.2	5.3	73
Leased quarry properties[1]	20	11	275.0	101.6	8.0	35

1Our leases have terms which range from month-to-month to 45 years with most including an option to renew and includes royalty related agreements.

		Permitted Reserves for Each Product Type (tons)		Percentage of Permitted Reserves Owned and Leased
State	Number of Properties	Sand & Gravel	Hard Rock	Owned	Leased
California	23	227.5	214.6	56%	44%
Non-California	37	129.0	88.5	64%	36%

Plant Properties

We operate plants at our quarry sites to process aggregates into construction materials. Some of our sites may have more than one crushing, concrete or asphalt processing plant. In an effort to continuously increase efficiencies based on external and internal demands, we sold or otherwise disposed of four plants during 2018 and several plants and the associated land in California during 2017. The gains associated with these sales were immaterial during 2018 and 2017. At December 31, 2018 and 2017, we owned the following plants:

December 31,	2018	2017
Aggregate crushing plants	29	29
Asphalt concrete plants	49	49
Cement concrete batch plants	5	7
Asphalt rubber plants	7	6
Lime slurry plants	6	8
Pipe liner product factories	2	—

These plants are used by all of our segments.

Other Properties

The following table provides our estimate of certain information about other properties as of December 31, 2018:

	Land Area (acres)	Building Square Feet
Office and shop space (owned and leased)	1,387	2,092,222

The office and shape space is used by all of our segments.

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

Some of the matters in which we or our joint ventures and affiliates are involved may involve compensatory, punitive, or other claims or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that are not probable to be incurred or cannot currently be reasonably estimated. In addition, in some circumstances our government contracts could be terminated, we could be suspended, debarred or incur other administrative penalties or sanctions, or payment of our costs could be disallowed. While any of our pending legal proceedings may be subject to early resolution as a result of our ongoing efforts to resolve the proceedings whether or when any legal proceeding will be resolved is neither predictable nor guaranteed.

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

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in the consolidated balance sheets. The aggregate liabilities recorded as of December 31, 2018 and 2017 related to these matters were immaterial. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, including those related to liquidated damages, could have a material impact on our consolidated financial statements if they become probable and the reasonably estimable amount is determined.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the ticker symbol GVA. As of February 19, 2019, there were 46,685,414 shares of our common stock outstanding held by 782 shareholders of record. We have paid quarterly cash dividends since the second quarter of 1990, and we expect to continue to do so.

The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended December 31, 2018:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
Oct 1, 2018 through Oct 31, 2018	152	$44.74	—	$200,000,000
Nov 1, 2018 through Nov 30, 2018	455	$51.62	—	$200,000,000
Dec 1, 2018 through Dec 31, 2018	3,670	$44.75	252,072	$190,000,029
	4,277	$45.48	252,072

1The number of shares purchased is in connection with employee tax withholding for units vested under our 2012 Equity Incentive Plan.

2As announced on April 29, 2016, on April 7, 2016, the Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion, which replaced the former authorization including the amount available. As part of this authorization we have established a share repurchase program to facilitate common stock repurchases. During the fourth quarter of 2018, we purchased approximately 252,000 shares at an average price of $39.64 per share for $10.0 million. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors.

Performance Graph

The following graph compares the cumulative 5-year total return provided to Granite Construction Incorporated’s common stock holders relative to the cumulative total returns of the S&P 500 index and the Dow Jones U.S. Heavy Construction index. The Dow Jones U.S. Heavy Construction index includes the following companies: AECOM, Chicago Bridge & Iron Co NV, Arcosa Inc, Dycom Industries Inc., Emcor Group Inc., Fluor Corp., Jacobs Engineering Group Inc., KBR Inc., Mastec Inc., Quanta Services Inc. and Valmont Industries Inc. Certain of these companies differ from Granite in that they derive more revenue and profit from non-U.S. operations and have customers in different markets. The graph tracks the performance of a $100 investment in our common stock and in each (with the reinvestment of all dividends) from December 31, 2013 through December 31, 2018.

December 31,	2013	2014	2015	2016	2017	2018
Granite Construction Incorporated	$100.00	$110.26	$126.28	$163.63	$190.53	$122.32
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
Dow Jones U.S. Heavy Construction	100.00	74.48	65.89	81.29	85.65	63.28

Item 6. SELECTED FINANCIAL DATA

Other than contract backlog, the selected consolidated financial data set forth below have been derived from our consolidated financial statements. Refer to the consolidated financial statements for further information. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

Selected Consolidated Financial Data
Years Ended December 31,	2018	2017	2016	2015	2014
Operating Summary[1]	(In Thousands, Except Per Share Data)
Revenue[2]	$3,318,414	$2,989,713	$2,514,617	$2,371,029	$2,275,270
Gross profit[2]	389,192	314,933	301,370	299,836	239,741
As a percent of revenue	11.7%	10.5%	12.0%	12.6%	10.5%
Selling, general and administrative expenses	272,776	220,400	217,374	197,814	190,613
As a percent of revenue	8.2%	7.4%	8.6%	8.3%	8.5%
Acquisition and integration expenses[3]	60,045	—	—	—	—
As a percent of revenue	1.8%	—%	—%	—%	—%
Net income	53,741	75,801	66,200	68,248	35,876
Amount attributable to non-controlling interests	(11,331)	(6,703)	(9,078)	(7,763)	(10,530)
Net income attributable to Granite Construction Incorporated[2]	42,410	69,098	57,122	60,485	25,346
As a percent of revenue	1.3%	2.3%	2.3%	2.6%	1.1%
Net income per share attributable to common shareholders:
Basic	$0.97	$1.74	$1.44	$1.54	$0.65
Diluted	$0.96	$1.71	$1.42	$1.52	$0.64
Weighted average shares of common stock:
Basic	43,564	39,795	39,557	39,337	39,096
Diluted	44,025	40,372	40,225	39,868	39,795
Dividends per common share	$0.52	$0.52	$0.52	$0.52	$0.52
Consolidated Balance Sheets[1]
Total assets	$2,476,601	$1,871,978	$1,733,453	$1,626,878	$1,600,048
Cash, cash equivalents and marketable securities	338,904	366,501	317,105	358,531	358,028
Working capital	737,547	576,804	559,058	519,177	454,121
Current maturities of long-term debt	47,286	46,048	14,796	14,800	1,247
Long-term debt	335,119	178,453	229,498	244,323	275,621
Other long-term liabilities	66,006	45,446	51,430	46,613	44,495
Granite shareholders’ equity	1,351,633	945,108	885,988	839,237	794,385
Common shares outstanding	46,666	39,871	39,621	39,413	39,186
Contract backlog	$3,689,621	$3,718,157	$3,484,405	$2,908,438	$2,718,873

1The operating summary for the year ended December 31, 2018 and the consolidated balance sheet as of December 31, 2018 include results, assets acquired and liabilities assumed from the acquisitions of Layne and LiquiForce (see Note 2 of the “Notes to the Consolidated Financial Statements”).

2During the year ended December 31, 2017, we identified and corrected amounts related to revisions in estimates that should have been recorded during the year ended December 31, 2016. These corrections resulted in a $4.9 million decrease to revenue and gross profit and a $1.6 million decrease in net income attributable to Granite Construction Incorporated for the year ended December 31, 2017 (see Note 3 of “Notes to the Consolidated Financial Statements”).

3During the year ended December 31, 2018, we incurred $60.0 million in acquisition and integration costs that were primarily in connection with acquisitions of Layne and LiquiForce. See Note 2 of “Notes to the Consolidated Financial Statements” for further discussion.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We deliver infrastructure solutions for public and private clients primarily in the United States. We are one of the largest diversified infrastructure companies in the United States. Within the public sector, we primarily concentrate on heavy-civil infrastructure projects, including the construction of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, trenchless and underground utilities, power-related facilities, water-related facilities, utilities, tunnels, dams and other infrastructure-related projects. Within the private sector, we perform site preparation and infrastructure services for residential development, energy development, commercial and industrial sites, and other facilities, as well as provide construction management professional services.

In addition to business segments, we review our business by operating groups. Our operating groups are defined as follows: (i) California; (ii) Northwest, which primarily includes offices in Alaska, Arizona, Nevada, Utah and Washington; (iii) Heavy Civil, which primarily includes offices in California, Florida, New York and Texas; (iv) Federal which primarily includes offices in California, Colorado, Texas and Guam; (v) Midwest (formerly Kenny less the underground business), which primarily includes offices in Illinois and (vi) Water and Mineral Services (which includes LiquiForce, Layne and the underground business of the former Kenny operating group), which primarily includes offices across the United States, Canada and Latin America.

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

Revenue Recognition

Our revenue is primarily derived from construction contracts that can span several quarters or years and from sales of construction related materials. We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers and subsequently issued additional related ASUs (“Topic 606”). Topic 606 provides for a five-step model for recognizing revenue from contracts with customers as follows:

1.	Identify the contract
2.	Identify performance obligations
3.	Determine the transaction price
4.	Allocate the transaction price
5.	Recognize revenue

Generally, our contracts contain one performance obligation. Contracts with customers in our Materials segment are typically defined by our customary business practices and are valued at the contractual selling price per unit. Our customary business practices are for the delivery of a separately identifiable good at a point in time which is typically when delivery to the customer occurs. Contracts in our Transportation, Water and Specialty segments may contain multiple distinct promises or multiple contracts within a master agreement (e.g. contracts that cross multiple locations/geographies and task orders), which we review at contract inception to determine if they represent multiple performance obligations or multiple separate contracts. This review consists of determining if promises or groups of promises are distinct within the context of the contract, including whether contracts are physically contiguous, contain task orders, purchase or sales orders, termination clauses and/or elements not related to design and/or build.

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

Changes are made to the transaction price from affirmative claims with customers to the extent that additional revenue on a claim settlement with a customer is probable and estimable. A reduction to costs related to affirmative claims with non-customers with whom we have a contractual arrangement (“back charges”) is recognized when the estimated recovery is probable and estimable. Recognizing affirmative claims and back charge recoveries requires significant judgments of certain factors including, but not limited to, dispute resolution developments and outcomes, anticipated negotiation results, and the cost of resolving such matters.

Certain construction contracts include retention provisions to provide assurance to our customers that we will perform in accordance with the contract terms and are not considered a financing benefit. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the customer. We have determined there are no significant financing components in our contracts during the year ended December 31, 2018.

Typically, performance obligations related to contracts in our Transportation, Water and Specialty segments are satisfied over time because our performance typically creates or enhances an asset that the customer controls as the asset is created or enhanced. We recognize revenue as performance obligations are satisfied and control of the promised good and/or service is transferred to the customer. Revenue in our Transportation, Water and Specialty segments is ordinarily recognized over time as control is transferred to the customers by measuring the progress toward complete satisfaction of the performance obligation(s) using an input (i.e., “cost to cost”) method. Under the cost to cost method, costs incurred to-date are generally the best depiction of transfer of control.

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

Goodwill

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

We perform our goodwill impairment tests annually as of November 1 and more frequently when events and circumstances occur that indicate a possible impairment of goodwill. Examples of such events or circumstances include, but are not limited to, the following:

•	a significant adverse change in legal factors or in the business climate;
•	an adverse action or assessment by a regulator;
•	a more likely than not expectation that a segment or a significant portion thereof will be sold; or
•	the testing for recoverability of a significant asset group within the segment.

In performing the quantitative goodwill impairment tests, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using the discounted cash flows and market multiple methods. Judgments inherent in these methods include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates, and appropriate benchmark companies. The cash flows used in our 2018 discounted cash flow model were based on five-year financial forecasts, which in turn were based on the 2018-2022 operating plan developed internally by management adjusted for market participant-based assumptions. Our discount rate assumptions are based on an assessment of the equity cost of capital and appropriate capital structure for our reporting units. In assessing the reasonableness of our determined fair values of our reporting units, we evaluate the reasonableness of our results against our current market capitalization.

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

During 2018, due to the change in reportable segments, the resulting change to reporting units and in accordance with ASC Topic 350, Intangibles - Goodwill and Other, we conducted impairment tests on reporting units that were most susceptible to fluctuations in results. We conducted these tests before the change on the Kenny Large Project Construction and Kenny Construction reporting units and after the change on the Midwest Group Transportation, Midwest Group Specialty and Water and Mineral Services Group Water reporting units. These assessments indicated that the estimated fair values of the reporting units exceeded their net book values.

For our 2018 annual goodwill impairment test, we elected to perform a qualitative analysis and after assessing the totality of events and circumstances, we determined that it is more likely than not that the fair value of these reporting units were greater than the carrying amounts; therefore, a quantitative goodwill impairment test was not performed. Factors we considered were macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting segments’ net assets, and changes in our stock price.

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

Current Economic Environment and Outlook

As America’s Infrastructure Company, our growth is focused on continued end-market and geographic diversification.  Granite provides solutions to the Transportation, Water, Specialty and Materials end-markets. The Company is well positioned to leverage opportunities in these end markets to drive steady, long-term value creation for Granite’s stakeholders.

Public and private market activity and demand remains robust, against a backdrop of dynamic, competitive end markets. Company contract backlog of $3.7 billion continues to reflect steady economic growth. Private market activity remains a key growth and diversification opportunity across our business, and its portion of our portfolio continues to expand in focus and significance. Today, public infrastructure investment is beginning to grow at state, regional, and local levels, and this investment provides our industry with visibility to funding that we have not experienced in more than a decade. This positive, multi-year public-spending demand will benefit our Transportation, Water and Materials segments.

Across end-markets, our focus on bottom-line improvement continues to emphasize managing risks and being compensated appropriately for the complex skills and resources required to build public infrastructure projects, across geographies and across project scope. We are sharply focused on executing work with appropriate returns relative to risks for Granite’s stakeholders.

In Transportation, at the National level, the Fixing America’s Surface Transportation (“FAST”) Act remains a stabilizing force. Increased public investment has grown bottom-up for the past six years at state and local levels, with more than half of U.S. states acting independently to increase maintenance programs and to reinvest in transportation infrastructure. As a result, state and local-led program expansions, coupled with Federal and private-sector stability, are key contributors to the most balanced market activity and visibility to funding that we have seen since the mid-2000s. Importantly, the defeat of California Proposition 6 last November preserved the 10~~-~~year, $54.2 billion Senate Bill 1, the Road Repair and Accountability Act of 2017. We believe this critical investment will contribute significantly to improved health, safety and the quality of life for California’s citizens and for the traveling public.

In the first half of 2018, we completed the acquisition of Layne, a water and mining infrastructure services and drilling company, as well as LiquiForce, a regional company in Canada and the Midwest providing lateral and mainline pipe lining services in the water and wastewater markets. Strong market and funding dynamics position our legacy and acquired businesses in the newly created Water segment for significant growth. Water market demand remains healthy across geographies as states and municipal water authorities weigh options for overdue water infrastructure investment. At the federal level, Congress recently approved the America’s Water Infrastructure Act of 2018, which includes $4.4 billion for the Environmental Protection Agency drinking-water program. This legislation also creates the Water Resources Development Act, which authorizes $3.7 billion of federal funds for a dozen U.S. Army Corps of Engineers flood-protection and other projects.

We are optimistic that Congress and the Administration in 2019 will jointly move forward to create a bipartisan Federal Infrastructure Bill that not only stabilizes the nearly insolvent Highway Trust Fund, but also creates a vision and path forward for the rebuilding the infrastructure of our great country.

Results of Operations

Comparative Financial Summary
Years Ended December 31,	2018	2017	2016
(in thousands)
Total revenue	$3,318,414	$2,989,713	$2,514,617
Gross profit	389,192	314,933	301,370
Selling, general and administrative expenses	272,776	220,400	217,374
Acquisition and integration expenses	60,045	—	—
Operating income	64,043	98,715	92,354
Total other income	(112)	(5,748)	(4,008)
Amount attributable to non-controlling interests	(11,331)	(6,703)	(9,078)
Net income attributable to Granite Construction Incorporated	42,410	69,098	57,122

Revenue

Total Revenue by Segment

Years Ended December 31,	2018		2017		2016
(dollars in thousands)
Transportation	$1,976,743	59.5%	$1,947,420	65.1%	$1,626,786	64.7%
Water	338,250	10.2	133,699	4.5	161,282	6.4
Specialty	626,619	18.9	615,818	20.6	465,323	18.5
Materials	376,802	11.4	292,776	9.8	261,226	10.4
Total	$3,318,414	100.0%	$2,989,713	100.0%	$2,514,617	100.0%

Transportation Revenue

Years Ended December 31,	2018		2017		2016
(dollars in thousands)
Heavy Civil	$818,715	41.5%	$773,990	39.7%	$688,527	42.3%
Northwest	465,085	23.5	611,021	31.4	486,037	29.9
California	607,737	30.7	470,996	24.2	378,838	23.3
Midwest	84,523	4.3	60,007	3.1	68,235	4.2
Federal	683	—	31,406	1.6	5,149	0.3
Total	$1,976,743	100.0%	$1,947,420	100.0%	$1,626,786	100.0%

Transportation revenue in 2018 increased $29.3 million, or 1.5%, compared to 2017 due to entering the year with greater contract backlog in the Heavy Civil, California and Midwest operating groups as well as improved success rate on bidding activity in the California and Midwest groups. The increases were also partially offset by a decrease in the Northwest operating group due to beginning the year with lower contract backlog.

During 2018 and 2017, revenue earned from the public sector was 93.9% and 94.8%, respectively, of the total Transportation segment revenue.

Water Revenue

Years Ended December 31,	2018		2017		2016
(dollars in thousands)
Water and Mineral Services	$257,620	76.2%	$61,964	46.4%	$76,388	47.4%
Heavy Civil	19,945	5.9	23,153	17.3	16,279	10.1
California	52,757	15.6	39,071	29.2	40,250	25.0
Northwest	3,882	1.1	623	0.5	9,853	6.1
Midwest	1,930	0.6	7,004	5.2	17,316	10.7
Federal	2,116	0.6	1,884	1.4	1,196	0.7
Total	$338,250	100.0%	$133,699	100.0%	$161,282	100.0%

Water revenue in 2018 increased $204.6 million, or over 100%, compared to 2017 primarily due to increases in the Water and Mineral Services operating group from the Layne and LiquiForce acquisitions. See Note 2 of “Notes to the Consolidated Financial Statements” for further discussion of acquisitions.

During 2018 and 2017, revenue earned from the public sector was 73.9% and 88.6%, respectively, of the total Water segment revenue.

Specialty Revenue

Years Ended December 31,	2018		2017		2016
(dollars in thousands)
Midwest	$223,517	35.6%	$345,147	56.1%	$181,395	38.9%
California	143,471	22.9	160,572	26.1	185,079	39.8
Federal	41,471	6.6	5,196	0.8	4,470	1.0
Northwest	159,517	25.5	104,793	17.0	94,379	20.3
Water and Mineral Services	58,643	9.4	110	—	—	—
Total	$626,619	100.0%	$615,818	100.0%	$465,323	100.0%

Specialty revenue in 2018 increased $10.8 million, or 1.8%, when compared to 2017 due to increases in the Northwest operating group from new awards and in Federal operating group from entering the year with greater contract backlog in addition to an increase in Water and Mineral Services operating group from the acquisitions of Layne and LiquiForce. The increases were partially offset by decreases in the Midwest and California operating groups from beginning the year with lower contract backlog.

During 2018 and 2017, revenue earned from the public sector was 40.8% and 39.2%, respectively, of the total Specialty segment revenue.

Materials Revenue

Year Ended December 31,	2018		2017		2016
(dollars in thousands)
California	$213,673	56.7%	$178,048	60.8%	$148,778	57.0%
Northwest	138,924	36.9	114,728	39.2	112,448	43.0
Water and Mineral Services	24,205	6.4	—	—	—	—
Total	$376,802	100.0%	$292,776	100.0%	$261,226	100.0%

Materials revenue in 2018 increased $84.0 million, or 28.7%, when compared to 2017. In addition to increases in the Water and Mineral services operating group from the acquisition of Layne, increases in the California and Northwest operating groups were due to increases in aggregate and asphalt pricing and volume.

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

Total Contract Backlog by Segment

December 31,	2018		2017
(dollars in thousands)
Transportation	$2,815,124	76.3%	$2,868,542	77.2%
Water	328,883	8.9	145,812	3.9
Specialty	545,614	14.8	703,803	18.9
Total	$3,689,621	100.0%	$3,718,157	100.0%

Transportation Contract Backlog

(dollars in thousands)	December 31, 2018		January 1, 2018
Unearned revenue	$2,185,309	77.6%	$2,858,747	99.7%
Other awards[1]	629,815	22.4	9,795	0.3
Total	$2,815,124	100.0%	$2,868,542	100.0%

1Other awards include unissued task orders and unexercised contract options to the extent their issuance or exercise is probable as well as contract awards to the extent we believe contract execution and funding is probable.

December 31,	2018		2017
(dollars in thousands)
Heavy Civil	$1,944,338	69.1%	$2,200,105	76.7%
Northwest	340,850	12.1	273,864	9.5
California	318,155	11.3	303,673	10.6
Midwest	211,647	7.5	90,584	3.2
Federal	134	—	316	—
Total	$2,815,124	100.0%	$2,868,542	100.0%

Transportation contract backlog of $2.8 billion at December 31, 2018 remained relatively unchanged compared to 2017. Not yet included in our contract backlog is approximately $700 million in project wins that will be added to Transportation segment contract backlog as task orders are approved.

Non-controlling partners’ share of Transportation contract backlog as of December 31, 2018 and 2017 was $178.9 million and $206.3 million respectively.

Two contracts in our Transportation segment had forecasted losses with remaining revenue of $27.8 million, or 1.0%, and $21.9 million, or 0.8%, of Transportation contract backlog at December 31, 2018. At December 31, 2017, one contract in our Transportation segment had forecasted losses with remaining revenue of $106.2 million, or 3.7%, of Transportation contract backlog. Provisions are recognized in the consolidated statements of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. Future revisions to these estimated losses will be recorded in the periods in which the revisions are estimated.

Water Contract Backlog

(dollars in thousands)	December 31, 2018		January 1, 2018
Unearned revenue	$218,708	66.5%	$78,406	53.8%
Other awards[1]	110,175	33.5	67,406	46.2
Total	$328,883	100.0%	$145,812	100.0%

1Other awards include contract awards to the extent we believe contract execution and funding is probable.

December 31,	2018		2017
(dollars in thousands)
Water and Mineral Services	$299,771	91.1%	$71,523	49.1%
Heavy Civil	19,758	6.0	38,183	26.2
California	6,162	1.9	27,328	18.7
Northwest	786	0.2	2,606	1.8
Midwest	211	0.1	1,961	1.3
Federal	2,195	0.7	4,211	2.9
Total	$328,883	100.0%	$145,812	100.0%

Water contract backlog of $328.9 million as of December 31, 2018 was $183.1 million, or over 100%, higher than at December 31, 2017 primarily due to increases in the Water and Mineral Services operating group from the Layne and LiquiForce acquisitions.

Specialty Contract Backlog

(dollars in thousands)	December 31, 2018		January 1, 2018
Unearned revenue	$474,016	86.9%	$646,696	91.9%
Other awards[1]	71,598	13.1	57,107	8.1
Total	$545,614	100.0%	$703,803	100.0%

1Other awards include contract awards to the extent we believe contract execution and funding is probable.

December 31,	2018		2017
(dollars in thousands)
Midwest	$249,968	45.8%	$422,874	60.1%
California	63,019	11.6	79,172	11.2
Federal	149,210	27.3	162,644	23.1
Northwest	83,417	15.3	39,113	5.6
Total	$545,614	100.0%	$703,803	100.0%

Specialty contract backlog of $545.0 million as of December 31, 2018 was $158.8 million, or 22.6%, lower than at December 31, 2017 primarily due to a decrease in the Midwest operating group from progress on existing projects partially offset by an increase in the Northwest operating group from increased awards.

Non-controlling partners’ share of Specialty contract backlog as of December 31, 2018 and 2017 was $118.8 million and $176.5 million, respectively.

Gross Profit

The following table presents gross profit by business segment for the respective periods:

Years Ended December 31,	2018	2017	2016
(dollars in thousands)
Transportation	$190,045	$170,135	$161,829
Percent of segment revenue	9.6%	8.7%	9.9%
Water	59,574	12,270	19,885
Percent of segment revenue	17.6	9.2	12.3
Specialty	90,888	87,446	82,458
Percent of segment revenue	14.5	14.2	17.7
Materials	48,685	45,082	37,198
Percent of segment revenue	12.9	15.4	14.2
Total gross profit	$389,192	$314,933	$301,370
Percent of total revenue	11.7%	10.5%	12.0%

Transportation gross profit for the year ended December 31, 2018 increased by $19.9 million, or 11.7%, when compared to 2017 primarily due to increased revenue volume and margin improvement in our California operating group due to an increase in highway rehabilitation work partially offset by a decline in our Northwest operating group from reduced revenue volume and in our Heavy Civil operating group from a net negative impact from revisions in estimates (see Note 3 of “Notes to the Consolidated Financial Statements” for more information). Transportation gross margin as a percentage of segment revenue for 2018 increased to 9.6% from 8.7% in 2017.

Water gross profit for the year ended December 31, 2018 increased by $47.3 million, or over 100%, when compared to 2017 primarily due to increased revenue volume and margin improvement from the acquisition of Layne and LiquiForce.

Specialty gross profit for the year ended December 31, 2018 increased by $3.4 million, or 3.9%, when compared to 2017. The increases were primarily due to increased revenue volume and margin improvement from the acquisition of Layne partially offset by a decline in our Midwest operating group from reduced revenue volume.

Materials gross profit for the year ended December 31, 2018 increased by $3.6 million, or 8.0%, when compared to 2017 due to increased revenue. Gross profit as a percentage of segment revenue for 2018 decreased to 12.9% from 15.4% when compared to 2017 driven by a decrease in fixed cost absorption and increased material costs at certain asphalt plants.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

Years Ended December 31,	2018	2017	2016
(dollars in thousands)
Selling
Salaries and related expenses	$55,591	$45,631	$46,015
Incentive compensation	5,177	4,412	2,650
Restricted stock unit amortization	2,655	2,569	1,809
Other selling expenses	13,957	7,688	10,122
Total selling	77,380	60,300	60,596
General and administrative
Salaries and related expenses	87,631	77,571	71,032
Incentive compensation	8,542	9,402	9,345
Restricted stock unit amortization	10,149	10,996	9,670
Other general and administrative expenses	89,074	62,131	66,731
Total general and administrative	195,396	160,100	156,778
Total selling, general and administrative	$272,776	$220,400	$217,374
Percent of revenue	8.2%	7.4%	8.6%

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2018 increased $52.4 million, or 23.8%, compared to 2017. Selling, general and administrative expenses as a percentage of revenue increased to 8.2% in 2018 from 7.4% in 2017 primarily due to the addition of Layne and LiquiForce expenses.

Selling, general and administrative expenses include variable cash and restricted stock unit (“RSU”) service and performance-based incentives for select management personnel on which our compensation plan heavily relies. See Note 17 of “Notes to the Consolidated Financial Statements” for further discussion.

Selling Expenses

Selling expenses include the costs for estimating and bidding, including customer reimbursements for portions of our selling/bid submission expenses (i.e. stipends), business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses for 2018 increased $17.1 million, or 28.3%, compared to 2017, primarily due to the addition of Layne and LiquiForce expenses as well as salaries and related expenses and pre-bid costs from increased bidding activities.

General and Administrative Expenses

General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses, none of which individually exceeded 10% of total general and administrative expenses. Total general and administrative expenses for 2018 increased $35.3 million, or 22.0%, compared to 2017 primarily due to increases in other general and administrative expenses primarily from the addition of Layne and LiquiForce as well as an increase in salaries and related expenses from an increase in employee benefits and compensation.

Acquisition and Integration expenses

Year Ended December 31,	2018
(in thousands)
Professional services and other expenses	$46,898
Severance and personnel costs	13,147
Total	$60,045

These costs were primarily associated with the acquisition and integration of LiquiForce and Layne.

Other (Income) Expense

The following table presents the components of other (income) expense for the respective periods:

Years Ended December 31,	2018	2017	2016
(in thousands)
Interest income	$(6,082)	$(4,742)	$(3,225)
Interest expense	14,571	10,800	12,366
Equity in income of affiliates	(6,935)	(7,107)	(7,177)
Other income, net	(1,666)	(4,699)	(5,972)
Total other income	$(112)	$(5,748)	$(4,008)

Interest income for 2018 increased $1.3 million when compared to 2017 primarily due to an increase in interest rates associated with our marketable securities and cash equivalents. Interest expense for 2018 increased $3.8 million when compared to 2017 primarily due to recent draws under our revolving credit facility to fund acquisitions of LiquiForce and Layne. Other income, net for 2018 decreased $3.0 million primarily due to changes in the fair market values of our Non-Qualified Deferred Compensation plan assets.

Income Taxes

The following table presents the provision for income taxes for the respective periods:

Years Ended December 31,	2018	2017	2016
(dollars in thousands)
Provision for income taxes	$10,414	$28,662	$30,162
Effective tax rate	16.2%	27.4%	31.3%

Our tax rate decreased by 11.2% from 27.4% to 16.2% when compared to 2017 primarily due to the impact of the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) enacted in December 2017 and adjustments to provisional amounts, discussed below, which is partially offset by one-time nondeductible acquisition and integration expenses incurred in 2018. The one-time nondeductible acquisition and integration expenses are included in the $4.8 million of nondeductible expenses shown in the reconciliation of the Federal statutory tax rate to our effective tax rate in Note 19 of “Notes to the Consolidated Financial Statements”.

On December 22, 2017 Tax Reform was signed into law.  As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, a territorial tax system was implemented, and a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries was imposed, among other changes. ASC Topic 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment. ASU 2018-05, Income Taxes (Topic 740) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of Tax Reform. The Company recognized the provisional tax impacts of Tax Reform in its consolidated financial statements for the year ended December 31, 2017. The majority of the impacts were related to the revaluation of deferred tax assets and liabilities at December 31, 2017 and the one-time repatriation tax. During the year ended December 31, 2018, within the one-year measurement period ending December 22, 2018, an $8.0 million benefit to the provisional amount was recorded primarily related to the revaluation of deferred tax assets and liabilities including adjustments to two unconsolidated joint ventures based on changes to the tax positions taken by the related consolidating joint venture partners during 2018. The accounting for the income tax effects of Tax Reform is now complete.

Amount Attributable to Non-controlling Interests

The following table presents the income amount attributable to non-controlling interests in consolidated subsidiaries for the respective periods:

Years Ended December 31,	2018	2017	2016
(in thousands)
Amount attributable to non-controlling interests	$(11,331)	$(6,703)	$(9,078)

The income amount attributable to non-controlling interests represents the non-controlling owners’ share of the income or loss of our consolidated construction joint ventures. The increase for 2018 when compared to 2017 was primarily due to income from consolidated construction joint ventures awarded in the third quarter of 2017.

Prior Years

Revenue: Transportation revenue in 2017 increased by $320.6 million, or 19.7%, compared to 2016 primarily due to entering the year with greater contract backlog in the California, Northwest, Heavy Civil and Federal operating groups as well as from an improved success rate on bidding activity in the California and Heavy Civil operating groups. The increases were partially offset by a net negative impact from revisions in estimates in the Heavy Civil operating group and declines in the Midwest operating group due to beginning the period with lower contract backlog.

Water revenue in 2017 decreased by $27.6 million, or 17.1%, compared to 2016 primarily due to decreases in the Water and Mineral Services operating group from the completion of projects in 2016, a decrease in awards in 2017 and from the beginning the period with lower contract backlog in the Midwest and Northwest operating groups.

Specialty revenue in 2017 increased by $150.5 million, or 32.3%, compared to 2016, primarily due to entering the year with greater contract backlog and from an improved success rate on bidding activity on power work in the Midwest and California operating groups partially offset by declines in awards in both operating groups.

Materials revenue in 2017 increased $31.6 million, or 12.1%, compared to 2016 primarily due to net increase in sales volume from improved demand and a net increase in sales prices from an improved market.

Contract Backlog: Transportation contract backlog of $2.8 billion at December 31, 2017 was $366.7 million, or 14.7%, higher than at December 31, 2016. The increase was primarily due an improved success rate of bidding activity in the Heavy Civil operating group.

Water contract backlog of $145.8 million at December 31, 2017 was $68.0 million, or 31.8%, lower than at December 31, 2016 primarily due to the progress and completion of existing projects in the Water and Mineral Services, Heavy Civil and Midwest operating groups partially offset by improved success rate of bidding activity in the California and Northwest operating groups.

Specialty contract backlog of $703.8 million at December 31, 2017 was $64.9 million, or 8.4%, lower than at December 31, 2016 primarily due to the progress and completion of existing projects in the Midwest operating group partially offset by improved success rate of bidding activity in Federal operating group.

Gross Profit: Transportation gross profit in 2017 increased $8.3 million, or 5.1%, compared to 2016. The increases were primarily due to increased revenue volume. Transportation gross margin as a percentage of segment revenue for 2017 decreased to 8.7% from 9.9% in 2016. The decreases were primarily due to a net negative impact from revisions in estimates.

Water gross profit in 2017 decreased $7.6 million, or 38.3%, compared to 2016. Water gross margin as a percentage of segment revenue for 2017 decreased to 9.2% from 12.3% in 2016. The decreases were primarily due to fewer positive revisions in estimates that individually had an impact of less than $1.0 million on gross profit partially offset by higher bid day margins.

Specialty gross profit in 2017 increased $5.0 million, or 6.0%, compared to 2016 primarily due to increased revenue volume. Specialty gross margin as a percentage of segment revenue for 2017 decreased to 14.2% from 17.7% in 2016.

Materials gross profit in 2017 increased $7.9 million, or 21.1%, compared to 2016. Materials gross margin as a percentage of segment revenue for 2017 increased to 15.4% from 14.2% in 2016. The increases were primarily due to an increase in asphalt and aggregate sales volumes as well as an increase in aggregate sales prices.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for 2017 increased $3.0 million, or 1.4%, compared to 2016. Selling expenses for 2017 remained relatively unchanged compared to 2016. Total general and administrative expenses for 2017 increased $3.3 million, or 2.1%, compared to 2016 primarily due to an increase in salaries and related expenses from an increase in employee benefits and compensation. These increases were partially offset by decreases in other general and administrative expenses primarily due to a write-off of capitalized software during 2016.

Other Expense (Income): Interest income for 2017 increased $1.5 million when compared to 2016 primarily due to an increase in interest rates associated with our marketable securities and cash equivalents. Interest expense for 2017 decreased $1.6 million when compared to 2016 primarily due to a reduction of the principal balance of our 2019 Notes from a payment made in late 2016. Other income, net for 2017 decreased $1.3 million primarily due to changes in the fair market values of our Non-Qualified Deferred Compensation plan assets and a gain associated with a consolidated real estate entity during 2016.

Provision for Income Taxes: Our 2017 tax rate decreased by 3.9% from 31.3% to 27.4% when compared to 2016 primarily due to the revaluation of our deferred tax assets and liabilities as a result of the recently enacted Tax Reform.

Amount Attributable to Non-controlling Interests: The decrease for 2017 when compared to 2016 was primarily due to a decrease in the estimated recovery from back charge claims in 2016 offset by the income from consolidated construction joint ventures awarded in the third quarter of 2016.

Liquidity and Capital Resources

The timing differences between our cash inflows and outflows require us to maintain adequate levels of working capital. We believe our cash and cash equivalents, short-term investments, available borrowing capacity and cash expected to be generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations for the next twelve months. To provide capital needs to fund growth opportunities, either internal or generated through acquisitions or to pay installments on our 2019 Notes, we maintain a collateralized committed credit facility with an original value of $500.0 million, of which $113.6 million was available at December 31, 2018, and an uncommitted option to increase the facility to $200.0 million subject to the lenders providing the additional commitments. See Note 15 of “Notes to the Consolidated Financial Statements” for definitions and further discussion regarding our 2019 Notes and Credit Agreement. If we experience a prolonged change in our business operating results or make a significant acquisition, we may need additional sources of financing, which, even if available, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available on terms acceptable to us.

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

The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated construction joint ventures (“CCJVs”), as of the respective dates:

December 31,	2018	2017
(in thousands)
Cash and cash equivalents excluding CCJVs	$140,839	$139,352
CCJV cash and cash equivalents[1]	131,965	94,359
Total consolidated cash and cash equivalents	272,804	233,711
Short-term and long-term marketable securities[2]	66,100	132,790
Total cash, cash equivalents and marketable securities	$338,904	$366,501

1The volume and stage of completion of contracts from our CCJVs may cause fluctuations in joint venture cash and cash equivalents between periods. These funds generally are not available for the working capital or other liquidity needs of Granite until distributed.

2See Note 8 of “Notes to the Consolidated Financial Statements” for the composition of our marketable securities.

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

Granite’s portion of CCJV cash and cash equivalents was $75.5 million and $56.5 million as of December 31, 2018 and 2017, respectively. Excluded from the table above is Granite’s portion of unconsolidated construction joint venture cash and cash equivalents of $68.3 million and $91.0 million as of December 31, 2018 and 2017, respectively. The assets of each consolidated and unconsolidated construction joint venture relate solely to that joint venture. The decision to distribute joint venture assets must generally be made jointly by a majority of the members and, accordingly, these assets, including those associated with estimated cost recovery of customer affirmative claims and back charge claims, are generally not available for the working capital needs of Granite until distributed.

Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends on our capital stock. We may also from time to time prepay or repurchase outstanding indebtedness and acquire assets or businesses that are complementary to our operations.

Cash Flows

Years Ended December 31,	2018	2017	2016
(in thousands)
Net cash provided by (used in):
Operating activities	$86,390	$146,195	$73,146
Investing activities	(39,598)	(59,186)	(96,390)
Financing activities	(1,874)	(42,624)	(40,266)

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

Cash provided by operating activities of $86.4 million during 2018 decreased $59.8 million when compared to 2017. The decrease was primarily due to a $110.4 million increase in net contributions to unconsolidated joint ventures and an $8.8 million increase in cash used by working capital partially offset by a $59.4 million increase in net income after adjusting for non-cash items.

Cash used in investing activities of $39.6 million during 2018 represents a $19.6 million decrease when compared to 2017. The change was primarily due to an increase in maturities, net of purchases, of marketable securities and proceeds from the sale of certain non-core assets and the associated liabilities related to the water delivery business within our Water and Mineral Services operating group partially offset by cash used to fund the acquisitions of Layne and LiquiForce and an increase in purchases, net of sales proceeds, of property and equipment (see Capital Expenditures discussion below).

Cash used in financing activities of $1.9 million during 2018 represents a $40.8 million decrease when compared to 2017. The change was primarily due to increase in proceeds, net of principal repayments from debt partially offset by an increase in repurchases of common stock related to shares surrendered to pay taxes for vested restricted stock units as well shares repurchased as part of our Board approved repurchase program and an increase in net distributions to non-controlling partners related to consolidated joint ventures.

Prior Year

Cash provided by operating activities of $146.2 million during 2017 increased $73.0 million when compared to 2016. The increase was primarily due to a $33.8 million increase in net income after adjusting for non-cash items, a $15.5 million increase in net distributions from unconsolidated joint ventures and a $23.8 million increase in cash from working capital. The increase in cash from working capital was due to a $16.9 million increase in cash provided by working capital liabilities and a $6.9 million decrease in cash used in working capital assets. The increase in cash provided by working capital liabilities was primarily due to an increase in cost volume and the decrease in cash used in working capital assets was primarily due to an improvement in accounts receivable collections partially offset by an increase in revenue volume.

Cash used in investing activities of $59.2 million during 2017 represents a $37.2 million decrease from the amount of cash used by investing activities in 2016. The change was primarily due to a decrease in purchases, net of sales proceeds, of property and equipment and an increase in maturities, net of purchases and proceeds, of marketable securities.

Cash used in financing activities of $42.6 million during 2017 represents a $2.4 million increase in cash used when compared to 2016. The change was primarily due to a decrease in proceeds from long term debt and an increase in repurchases of common stock related to shares surrendered to pay taxes for vested restricted stock units partially offset by an increase in net contributions from non-controlling partners related to consolidated joint ventures.

Capital Expenditures

During the year ended December 31, 2018, we had capital expenditures of $111.1 million compared to $67.7 million during 2017. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. As part of the Layne acquisition, we acquired $183.0 million in property and equipment. We currently anticipate 2019 capital expenditures to be between $110.0 million and $125.0 million.

Derivatives

We recognize derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value using Level 2 inputs.

In May 2018, we terminated the interest rate swap we entered into in January 2016 due to the amendment and restatement of the Credit Agreement (as defined in the Credit Agreement section of Note 15 to “Notes to the Consolidated Financial Statements”). In May 2018, we entered into two interest rate swaps designated as cash flow hedges with an effective date of May 2018, a combined initial notional amount of $150.0 million and a maturity date in May 2023. The interest rate swaps are designed to convert the interest rate on our term loan from a variable interest rate of LIBOR plus an applicable margin to a fixed rate of 2.76% plus the same applicable margin.

Debt and Contractual Obligations

The following table summarizes our significant obligations outstanding as of December 31, 2018:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt – principal[1]	$383,306	$47,556	$15,000	$320,750	$—
Long-term debt – interest[2]	61,848	16,478	27,101	18,269	—
Operating leases[3]	83,518	20,152	33,695	20,962	8,709
Other purchase obligations[4]	18,514	18,514	—	—	—
Deferred compensation obligations[5]	25,234	6,492	3,394	2,093	13,255
Asset retirement obligations[6]	21,792	4,439	4,769	3,072	9,512
Total	$594,212	$113,631	$83,959	$365,146	$31,476

1Debt issuance costs are excluded from the table.

2Included in the total is $59.4 million in interest related to borrowings under our Credit Agreement, calculated for the term loan using the fixed rate associated with the cash flow hedge of 2.76% plus the applicable margin in effect as of December 31, 2018 and Libor plus the applicable margin for the revolving credit facility. The future interest payments were calculated using the applicable margin in effect as of December 31, 2018 and may differ from actual results. In addition, included in the total is $2.4 million in interest related to borrowings under the 2019 Notes, the terms of which include a 6.11% per annum interest rate. See Note 15 of “Notes to the Consolidated Financial Statements.”
3These obligations represent the minimum rental commitments and minimum royalty requirements under all noncancellable operating leases. See Note 20 of “Notes to the Consolidated Financial Statements.”

4These obligations represent firm purchase commitments for equipment and other goods and services not directly connected with our construction contract backlog which are individually greater than $10,000 and have an expected fulfillment date after December 31, 2018.

5The timing of expected payment of deferred compensation is based on estimated dates of retirement. Actual dates of retirement could be different and could cause the timing of payments to change.

6Asset retirement obligations represent reclamation and other related costs associated with our owned and leased quarry properties, the majority of which have an estimated settlement date beyond five years. See Note 12 of “Notes to the Consolidated Financial Statements.”

In addition to the significant obligations described above, as of December 31, 2018, we had approximately $19.3 million associated with uncertain tax positions filed on our tax returns which were excluded because we cannot make a reasonably reliable estimate of the timing of potential payments relative to such reserves.

Surety Bonds and Real Estate Mortgages

We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At December 31, 2018, approximately $3.2 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

Our investments in real estate affiliates are subject to mortgage indebtedness. This indebtedness is non-recourse to Granite but is recourse to the real estate entities. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate projects as they progress through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entity to repay portions of the debt. The debt associated with our unconsolidated real estate ventures is disclosed in Note 10 of “Notes to the Consolidated Financial Statements.”

Covenants and Events of Default

Our debt and credit agreements require us to comply with various affirmative, restrictive and financial covenants, including the financial covenants described below. Our failure to comply with any of these covenants, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the applicable agreements. Under certain circumstances, the occurrence of an event of default under one of our debt or credit agreements (or the acceleration of the maturity of the indebtedness under one of our agreements) may constitute an event of default under one or more of our other debt or credit agreements. Default under our debt and credit agreements could result in (i) us no longer being entitled to borrow under the agreements; (ii) termination of the agreements; (iii) the requirement that any letters of credit under the agreements be cash collateralized; (iv) acceleration of the maturity of outstanding indebtedness under the agreements and/or (v) foreclosure on any lien securing the obligations under the agreements.

The most significant financial covenants under the terms of our Credit Agreement and related to the note purchase agreement governing our 2019 Notes (“2019 NPA”) require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. In addition, the 2019 NPA requires a minimum Consolidated Tangible Net Worth.

As of December 31, 2018, and pursuant to the definitions in the 2019 NPA, which is more restrictive, our Consolidated Tangible Net Worth was $1.1 billion which exceeded the minimum of $791.4 million and our Consolidated Leverage Ratio was 1.82, which did not exceed the maximum of 3.00. Our Consolidated Interest Coverage Ratio was $14.10, which exceeded the minimum of 4.00.

As of December 31, 2018, we were in compliance with all covenants contained in the Credit Agreement and related to the 2019 Notes. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.

Share Purchase Program

As announced on April 29, 2016, on April 7, 2016, the Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion, which replaced the former authorization including the amount available. As part of this authorization we have established a plan to facilitate common stock repurchases. During the fourth quarter of 2018, we purchased approximately 252,000 shares at an average price of $39.64 per share for $10.0 million. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors.

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

Marketable securities, consisting of U.S. government and agency obligations and corporate bonds, are classified as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity.

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

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Layne’s international operations are in Latin America (primarily Mexico) and Canada and LiquiForce has international operations in Canada. Layne’s affiliates also operate in Latin America (see Note 11 of “Notes to the Consolidated Financial Statements”). The majority of the customer contracts in Mexico are U.S. dollar-based, reducing the exposure to currency fluctuations. As of December 31, 2018, we do not have any outstanding foreign currency option contracts.

As foreign currency exchange rates change, the impact to our consolidated statements of operations could be significant and may affect year-to-year comparability of operating results. The impact from foreign currency transactions during 2018 was immaterial.

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

As of December 31, 2018, $40.0 million of senior notes payable were due to a group of institutional holders in one remaining installment in 2019 and bears interest at 6.11% per annum.

As of December 31, 2018, a $146.3 million term loan was outstanding under the Credit Agreement that had a variable interest rate of LIBOR plus an applicable margin, that we converted under a swap arrangement to a fixed rate of 2.76% plus the same applicable margin. The applicable margin is based on certain financial ratios calculated quarterly and can vary in future periods. Each 25 basis point increase in the applicable margin would result in $0.4 million annually in additional interest expense.

As of December 31, 2018, $197.0 million had been drawn and was outstanding under the revolving portion of the Credit Agreement that had an effective interest rate of 4.02% using one-month LIBOR and the applicable margin. We had the option of electing LIBOR or the base rate and we elected to use LIBOR. LIBOR is a variable rate subject to market changes over the life of the loan with no guarantees to fix as forecasted. Each 25 basis point increase in one-month LIBOR or in the applicable margin of the loan would result in an additional $0.5 million of annual interest expense.

See “Liquidity and Capital Resources” section above for further discussion on the senior notes payable and Credit Agreement.

The table below presents principal amounts due by year and related weighted average interest rates for our cash and cash equivalents, held-to-maturity investments and significant debt obligations as of December 31, 2018 (dollars in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Assets
Cash, cash equivalents, held-to-maturity investments	$302,806	$26,098	$10,000	$—	$—	$—	$338,904
Weighted average interest rate	1.99%	1.27%	1.87%	—%	—%	—%	1.94%
Liabilities
Fixed rate debt
Senior notes payable	$40,000	$—	$—	$—	$—	$—	$40,000
Interest rate	6.11%	—%	—%	—%	—%	—%	6.11%
Credit Agreement - term loan	$7,500	$7,500	$7,500	$7,500	$7,500	$108,750	$146,250
Effective interest rate[1]	4.26%	4.26%	4.26%	4.26%	4.26%	—%	4.26%
Variable rate debt
Credit Agreement - revolving credit facility[2]	$—	$—	$—	$—	$197,000	$—	$197,000
Effective interest rate[3]	—%	—%	—%	—%	4.02%	—%	4.02%

1The weighted average interest rate was calculated using the fixed rate associated with the cash flow hedge of 2.76% plus the applicable margin in effect as of December 31, 2018 and may differ from actual results.

2The majority of the balance of Credit Agreement - revolving credit facility was drawn to fund the Layne and LiquiForce acquisitions.

3The weighted average interest rate was calculated using one-month LIBOR rates and the applicable margin in effect as of December 31, 2018 and may differ from actual results.

The estimated fair value of our cash, cash equivalents and short-term held-to-maturity investments approximates the principal amounts reflected above based on the generally short maturities of these financial instruments. Based on the fixed borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of the senior notes payable was approximately $40.5 million and $82.2 million as of as of December 31, 2018 and 2017, respectively. The fair value of the term loan under the Credit Agreement was approximately $147.1 million and $89.9 million as of December 31, 2018 and 2017, respectively. The fair value of the revolving credit facility under the Credit Agreement was approximately $197.9 million and $55.1 million as of December 31, 2018 and 2017, respectively.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Granite, the supplementary data and the independent registered public accounting firm’s report are incorporated by reference from Part IV, Item 15(1) and (2):

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - At December 31, 2018 and 2017

Consolidated Statements of Operations - Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income - Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Shareholders’ Equity - Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows - Years Ended December 31, 2018, 2017 and 2016

Notes to the Consolidated Financial Statements

Quarterly Financial Data (unaudited)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures : Our management carried out, as of December 31, 2018, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2018, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting:  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The scope of our assessment of the effectiveness of our internal control over financial reporting did not include LiquiForce or Layne as we acquired LiquiForce on April 3, 2018 and Layne on June 14, 2018. LiquiForce and Layne had total assets that were less than 1% and 16.2%, respectively, of consolidated assets as of December 31, 2018 and revenues that were less than 1% and 8.2%, respectively, of consolidated revenue during the year ended December 31, 2018.  We excluded LiquiForce and Layne from the scope of our assessment in accordance with the Securities Exchange Commission’s guidance that allows a recently acquired business to be omitted from the scope of the assessment for one year from the date of its acquisition.

Independent Registered Public Accounting Firm Report: PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the Company’s internal control over financial reporting as of December 31, 2018. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, is included in “Item 15. Exhibits and Financial Statement Schedules” under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B. OTHER INFORMATION

Not Applicable.

PART III

Certain information required by Part III is omitted from this report. We will file our definitive proxy statement for our Annual Meeting of Shareholders to be held on June 6, 2019 (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is located in the sections captioned “Stock Ownership of Certain Beneficial Owners Management” and “Equity Compensation Plan Information” in the Proxy Statement. This information is incorporated herein by reference.

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

Date: February 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the dates indicated.

/s/ Claes G. Bjork	February 21, 2019
Claes G. Bjork, Chairman of the Board and Director
/s/ James H. Roberts	February 21, 2019
James H. Roberts, President, Chief Executive Officer, and Director (Principal Executive Officer)
By: /s/ Jigisha Desai	February 21, 2019
Jigisha Desai, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ James W. Bradford, Jr.	February 21, 2019
James W. Bradford, Jr., Director
/s/ David C. Darnell	February 21, 2019
David C. Darnell, Director
/s/ Patricia D. Galloway	February 21, 2019
Patricia D. Galloway, Director
/s/ Jeffrey J. Lyash	February 21, 2019
Jeffrey J. Lyash, Director
/s/ Alan P. Krusi	February 21, 2019
Alan P. Krusi, Director
/s/ David H. Kelsey	February 21, 2019
David H. Kelsey, Director
/s/ Celeste B. Mastin	February 21, 2019
Celeste B. Mastin, Director
/s/ Michael F. McNally	February 21, 2019
Michael F. McNally, Director
/s/ Gaddi H. Vasquez	February 21, 2019
Gaddi H. Vasquez, Director

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

3. Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of, or furnished with, this report.

INDEX TO 10-K EXHIBITS

Exhibit No.		Exhibit Description
2.1	*

Agreement and Plan of Merger by and among Granite Construction Incorporated, Layne Christensen Company and Lowercase Merger Sub Incorporated, dated as of February 13, 2018 [Exhibit 2.1 to the Company’s Form 8-K filed on February 14, 2018]

2.2	*	Stock Purchase Agreement, dated December 28, 2012, by and between Granite Construction Incorporated and Kenny Industries, Inc. [Exhibit 2.1 to the Company’s Form 8-K filed on January 4, 2013]
3.1	*	Certificate of Incorporation of Granite Construction Incorporated, as amended [Exhibit 3.1.b to the Company’s Form 10-Q for quarter ended June 30, 2006]
3.2	*	Amended Bylaws of Granite Construction Incorporated [Exhibit 3.1 to the Company’s Form 8-K filed on November 15, 2011]
10.1	***	Key Management Deferred Compensation Plan II, as amended and restated [Exhibit 10.1 to the Company’s Form 10-Q for quarter ended March 31, 2010]
10.2	***	Granite Construction Incorporated Amended and Restated 1999 Equity Incentive Plan as Amended and Restated [Exhibit 10.1 to the Company’s Form 10-Q for quarter ended June 30, 2009]
10.2.a	***

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

10.11	***	Form of Amended and Restated Director and Officer Indemnification Agreement [Exhibit 10.10 to the Company’s Form 10-K for year ended December 31, 2002]
10.12	***	Executive Retention and Severance Plan II effective as of March 9, 2011 [Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2011]
10.13	***	Form of Restricted Stock Agreement effective March 2010 [Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2010]
10.14	***	Form of Non-employee Director Stock Option Agreement as amended and effective April 7, 2006 [Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2010]
10.15	***	Form of Restricted Stock Units Agreement effective January 1, 2010 [Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2010]
10.16	***	Form of Non-employee Director Restricted Stock Units Agreement effective January 1, 2010 [Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2010]
10.17	***	Granite Construction Incorporated Annual Incentive Plan effective January 1, 2010, as amended [Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2011]
10.18	***	Amendment No. 2 to the Granite Construction Incorporated Annual Incentive Plan effective January 1, 2012 [Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2011]
10.19	***	Granite Construction Incorporated Long Term Incentive Plan effective January 1, 2010, as amended [Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2011]
10.20	***	Amendment No. 2 to the Granite Construction Incorporated Long Term Incentive Plan effective January 1, 2012 [Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2011]
10.21	***	Granite Construction Incorporated 2012 Equity Incentive Plan [Exhibit 10.1 to the Company’s Form 8-K filed on May 25, 2012]
10.22	***	Form of Non-Employee Director Restricted Stock Unit Agreement effective May 22, 2012 [Exhibit 10.2 to the Company’s Form 8-K filed on May 25, 2012]
10.23	***	Granite Construction Incorporated NEO LTIP Awards Form of Restricted Stock Unit Agreement (Vesting on Date of Grant) [Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 2012]
10.24	***	Granite Construction Incorporated NEO LTIP Awards Form of Restricted Stock Unit Agreement (3 Year Vesting Schedule) [Exhibit 10.31 to the Company's Form 10-K for the year ended December 31, 2012]
10.25	*	Second Amendment to Note Purchase Agreement, dated as of March 3, 2014 [Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 2013]
10.26	*	Form of Voting Agreement [Exhibit 2.1 to the Company’s Form 8-K filed on February 14, 2018]
10.27	*	Third Amendment to Note Purchase Agreement dated April 18, 2018 [Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2018]

Exhibit No.		Exhibit Description
10.28	*

Third Amended and Restated Credit Agreement, dated May 31, 2018 by and among Granite Construction Incorporated, Granite Construction Company, GILC Incorporated, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender, and L/C Issuer [Exhibit 10.1 to the Company’s Form 8-K filed on June 5, 2018]

10.29	*

Third Amended and Restated Guaranty Agreement, dated May 31, 2018, by and among Granite Construction Incorporated, the guarantors party thereto and Bank of America, N.A., as Administrative Agent [Exhibit 10.2 to the Company’s Form 8-K filed on June 5, 2018]

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

††  Furnished herewith

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Granite Construction Incorporated:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Granite Construction Incorporated and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Layne Christensen Company and LiquiForce from its assessment of internal control over financial reporting as of December 31, 2018, because they were acquired by the Company in purchase business combinations during 2018. We have also excluded Layne Christensen Company and LiquiForce from our audit of internal control over financial reporting. Layne Christensen Company and LiquiForce are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 16.2% and less than 1% of total assets, respectively, and 8.2% and less than 1% of total revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

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

February 21, 2019

We have served as the Company’s auditor since 1982.

GRANITE CONSTRUCTION INCORPORATED

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

December 31,	2018	2017
ASSETS
Current assets
Cash and cash equivalents ($131,965 and $94,359 related to consolidated construction joint ventures (“CCJVs”))	$272,804	$233,711
Short-term marketable securities	30,002	67,775
Receivables, net ($21,237 and $52,031 related to CCJVs)	473,246	479,791
Contract assets ($19,699 and $0 related to CCJVs)	219,754	—
Costs and estimated earnings in excess of billings ($0 and $1,437 related to CCJVs)	—	103,965
Inventories	88,623	62,497
Equity in construction joint ventures	282,229	247,826
Other current assets ($11,744 and $10,384 related to CCJVs)	48,731	36,513
Total current assets	1,415,389	1,232,078
Property and equipment, net ($34,761 and $38,361 related to CCJVs)	549,688	407,418
Long-term marketable securities	36,098	65,015
Investments in affiliates	84,354	38,469
Goodwill	259,471	53,799
Other noncurrent assets	131,601	75,199
Total assets	$2,476,601	$1,871,978

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$47,286	$46,048
Accounts payable ($37,086 and $34,795 related to CCJVs)	251,481	237,673
Contract liabilities ($60,288 and $0 related to CCJVs)	105,449	—
Billings in excess of costs and estimated earnings ($0 and $37,701 related to CCJVs)	—	135,146
Accrued expenses and other current liabilities ($2,046 and $2,126 related to CCJVs)	273,626	236,407
Total current liabilities	677,842	655,274
Long-term debt	335,119	178,453
Deferred income taxes, net	4,317	1,361
Other long-term liabilities	61,689	44,085
Commitments and contingencies (Notes 20 and 21)
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 46,665,889 shares as of December 31, 2018, and 39,871,314 shares as of December 31, 2017	467	399
Additional paid-in capital	564,559	160,376
Accumulated other comprehensive (loss) income	(749)	634
Retained earnings	787,356	783,699
Total Granite Construction Incorporated shareholders’ equity	1,351,633	945,108
Non-controlling interests	46,001	47,697
Total equity	1,397,634	992,805
Total liabilities and equity	$2,476,601	$1,871,978

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share data)

Years Ended December 31,	2018	2017	2016
Revenue
Transportation	$1,976,743	$1,947,420	$1,626,786
Water	338,250	133,699	161,282
Specialty	626,619	615,818	465,323
Materials	376,802	292,776	261,226
Total revenue	3,318,414	2,989,713	2,514,617
Cost of revenue
Transportation	1,786,698	1,777,285	1,464,957
Water	278,676	121,429	141,397
Specialty	535,731	528,372	382,865
Materials	328,117	247,694	224,028
Total cost of revenue	2,929,222	2,674,780	2,213,247
Gross profit	389,192	314,933	301,370
Selling, general and administrative expenses	272,776	220,400	217,374
Acquisition and integration expenses	60,045	—	—
Gain on sales of property and equipment	(7,672)	(4,182)	(8,358)
Operating income	64,043	98,715	92,354
Other (income) expense
Interest income	(6,082)	(4,742)	(3,225)
Interest expense	14,571	10,800	12,366
Equity in income of affiliates	(6,935)	(7,107)	(7,177)
Other income, net	(1,666)	(4,699)	(5,972)
Total other income	(112)	(5,748)	(4,008)
Income before provision for income taxes	64,155	104,463	96,362
Provision for income taxes	10,414	28,662	30,162
Net income	53,741	75,801	66,200
Amount attributable to non-controlling interests	(11,331)	(6,703)	(9,078)
Net income attributable to Granite Construction Incorporated	$42,410	$69,098	$57,122

Net income per share attributable to common shareholders (See Note 18)
Basic	$0.97	$1.74	$1.44
Diluted	$0.96	$1.71	$1.42
Weighted average shares of common stock
Basic	43,564	39,795	39,557
Diluted	44,025	40,372	40,225

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

Years Ended December 31,	2018	2017	2016
Net income	$53,741	$75,801	$66,200
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on derivatives	$(451)	$191	$184
Less: reclassification for net (gains) losses included in interest expense	(214)	159	319
Net change	$(665)	$350	$503
Foreign currency translation adjustments, net	(718)	655	626
Other comprehensive (loss) income	$(1,383)	$1,005	$1,129
Comprehensive income	$52,358	$76,806	$67,329
Non-controlling interests in comprehensive income	(11,331)	(6,703)	(9,078)
Comprehensive income attributable to Granite Construction Incorporated	$41,027	$70,103	$58,251

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at December 31, 2015	39,412,877	$394	$140,912	$(1,500)	$699,431	$839,237	$30,884	$870,121
Net income	—	—	—	—	57,122	57,122	9,078	66,200
Other comprehensive income	—	—	—	1,129	—	1,129	—	1,129
Restricted stock units (“RSUs”) vested	308,619	3	—	—	—	3	—	3
Amortized RSUs	—	—	13,383	—	—	13,383	—	13,383
Common stock purchased for employee tax withholding for vested RSUs	(116,355)	(1)	(5,226)	—	—	(5,227)	—	(5,227)
Dividends on common stock ($0.52 per share)	—	—	—	—	(20,590)	(20,590)	—	(20,590)
Transactions with non-controlling interests, net	—	—	—	—	—	—	(3,359)	(3,359)
Employee Stock Purchase Plan ("ESPP") and other	15,999	—	1,268	—	(337)	931	—	931
Balances at December 31, 2016	39,621,140	396	150,337	(371)	735,626	885,988	36,603	922,591
Net income	—	—	—	—	69,098	69,098	6,703	75,801
Other comprehensive income	—	—	—	1,005	—	1,005	—	1,005
RSUs vested	375,100	4	—	—	—	4	—	4
Amortized RSUs	—	—	15,764	—	—	15,764	—	15,764
Common stock purchased for employee tax withholding for vested RSUs	(140,070)	(1)	(6,976)	—	—	(6,977)	—	(6,977)
Dividends on common stock ($0.52 per share)	—	—	—	—	(20,720)	(20,720)	—	(20,720)
Transactions with non-controlling interests, net	—	—	—	—	—	—	4,391	4,391
ESPP and other	15,144	—	1,251	—	(305)	946	—	946
Balances at December 31, 2017	39,871,314	399	160,376	634	783,699	945,108	47,697	992,805
Net income	—	—	—	—	42,410	42,410	11,331	53,741
Other comprehensive income	—	—	—	(1,383)	—	(1,383)	—	(1,383)
RSUs vested	315,151	3	—	—	—	3	—	3
Amortized RSUs	—	—	14,784	—	—	14,784	—	14,784
Common stock purchased for employee tax withholding for vested RSUs	(112,476)	(1)	(6,563)	—	—	(6,564)	—	(6,564)
Shares repurchased and retired	(252,072)	(2)	(9,991)	—	—	(9,993)	—	(9,993)
Dividends on common stock ($0.52 per share)	—	—	—	—	(23,309)	(23,309)	—	(23,309)
Effect of change in accounting principle (See Note 1)	—	—	—	—	(15,201)	(15,201)	—	(15,201)
Issuance of common stock for Layne acquisition (See Note 2)	5,624,021	56	321,019	—	—	321,075	48	321,123
Issuance of common stock for 8.0% Convertible Notes (See Note 15)	1,202,134	12	53,011	—	—	53,023	—	53,023
Premium on 8.0% Convertible Notes	—	—	30,702	—	—	30,702	—	30,702
Transactions with non-controlling interests, net	—	—	—	—	—	—	(13,075)	(13,075)
ESPP and other	17,817	—	1,221	—	(243)	978	—	978
Balances at December 31, 2018	46,665,889	$467	$564,559	$(749)	$787,356	$1,351,633	$46,001	$1,397,634

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Years Ended December 31,	2018	2017	2016
Operating activities
Net income	$53,741	$75,801	$66,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	111,544	66,345	64,375
Gain on sales of property, equipment and business, net	(4,910)	(4,182)	(8,358)
Change in deferred income taxes	20,010	(4,824)	9,842
Stock-based compensation	14,784	15,764	13,383
Equity in net loss from unconsolidated joint ventures	22,688	14,634	(15,614)
Net income from affiliates	(6,935)	(7,107)	(7,177)
Other non-cash adjustments	4,916	—	—
Changes in assets and liabilities, net of the effects of acquisitions and sale of business in 2018:
Receivables	(4,584)	(60,272)	(75,756)
Costs and estimated earnings in excess of billings, net	—	(26,066)	2,100
Contract assets, net	(17,770)	—	—
Inventories	(2,120)	(7,252)	308
Contributions to unconsolidated construction joint ventures	(104,333)	(16,937)	(11,795)
Distributions from unconsolidated construction joint ventures	16,922	39,955	19,344
Other assets, net	21,598	12,272	(14,873)
Accounts payable	(26,732)	36,716	37,731
Accrued expenses and other current liabilities, net	(12,429)	11,348	(6,564)
Net cash provided by operating activities	86,390	146,195	73,146
Investing activities
Purchases of marketable securities	(9,952)	(124,543)	(129,685)
Maturities of marketable securities	75,000	120,000	50,000
Proceeds from called marketable securities	—	—	55,000
Purchases of property and equipment	(111,101)	(67,695)	(90,970)
Proceeds from sales of property and equipment	16,238	10,202	12,946
Cash paid to purchase businesses, net of cash and restricted cash acquired	(55,027)	—	—
Proceeds from the sale of a business	47,812	—	—
Other investing activities, net	(2,568)	2,850	6,319
Net cash used in investing activities	(39,598)	(59,186)	(96,390)
Financing activities
Proceeds from debt	203,250	25,000	30,000
Debt principal repayments	(153,924)	(45,000)	(45,025)
Cash dividends paid	(22,424)	(20,687)	(20,563)
Repurchases of common stock	(16,557)	(6,977)	(5,227)
Contributions from non-controlling partners	200	11,500	5,250
Distributions to non-controlling partners	(13,275)	(7,109)	(5,258)
Other financing activities, net	856	649	557
Net cash used in financing activities	(1,874)	(42,624)	(40,266)
Net increase in cash, cash equivalents and restricted cash	44,918	44,385	(63,510)
Cash and cash equivalents and restricted cash of $0 at beginning of each period	233,711	189,326	252,836
Cash, cash equivalents and restricted cash of $5,825, $0 and $0 at end of period	$278,629	$233,711	$189,326
Supplementary Information
Cash paid during the period for:
Interest	$14,864	$11,446	$13,392
Income taxes	19,069	33,948	29,872
Other non-cash operating activities:
Performance guarantees	$—	$5,497	$17,596
Non-cash investing and financing activities:
Common stock issued in acquisition	$321,019	$—	$—
Common stock issued in conversion of 8% Convertible Notes	53,086	—	—
Premium on 8.0% Convertible Notes	30,702	—	—
Restricted stock units issued, net of forfeitures (See Note 17)	13,728	11,505	21,101
Accrued cash dividends	6,068	5,183	5,151

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business: Granite Construction Incorporated is one of the largest diversified infrastructure companies in the United States, engaged in the construction and improvement of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, trenchless and underground utilities, power-related facilities, water-related facilities, utilities, tunnels, dams and other infrastructure-related projects. We have permanent offices located in Alaska, Arizona, California, Canada, Colorado, Florida, Guam, Illinois, Latin America, Nevada, New York, Texas, Utah and Washington. Unless otherwise indicated, the terms “we,” “us,” “our,” “Company” and “Granite” refer to Granite Construction Incorporated and its wholly owned and consolidated subsidiaries.

Recent Developments: During 2018, we revised our reportable segments, which are the same as our operating segments, as a result of a change in how our chief operating decision maker (our Chief Executive Officer) regularly reviews financial information to allocate resources and assess performance. This change is consistent with our strategic, end-market diversification strategy. Our new reportable segments which correspond to this end-market focus are: Transportation, Water, Specialty and Materials. The Transportation, Water and Specialty end-market segments replace the Construction and Large Project Construction reportable segments with the composition of our Materials segment remaining unchanged except for the addition of proprietary sanitary and storm water rehabilitation products including cured-in-place pipe felt and fiberglass-based lining tubes related to the acquisition of Layne Christensen Company (“Layne”). Prior-year information has been recast to reflect this change. See Note 22 for further information regarding our reportable segments.

In addition, on April 3, 2018, we acquired LiquiForce and on June 14, 2018, we completed the acquisition of Layne. See Note 2 for further information.

Principles of Consolidation: The consolidated financial statements include the accounts of Granite Construction Incorporated and its wholly owned and consolidated subsidiaries. All material inter-company transactions and accounts have been eliminated. Additionally, we participate in various joint ventures (“joint ventures”). We consolidate these joint ventures where we have determined that through our participation we have a variable interest and are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, and related standards. The factors we use to determine the primary beneficiary of a variable interest entity (“VIE”) may include the decision authority of each partner, which partner manages the day-to-day operations of the project and the amount of our equity investment in relation to that of our partners. Although not applicable for any of the years presented, if we determine that the power to direct the significant activities is shared equally by two or more joint venture parties, then there is no primary beneficiary and no party consolidates the VIE.

Where we have determined we are not the primary beneficiary of a joint venture but do exercise significant influence, we account for our share of the operations of unconsolidated construction joint ventures on a pro rata basis in revenue and cost of revenue in the consolidated statements of operations and in equity in construction joint ventures in the consolidated balance sheets. Our investment in unconsolidated construction joint ventures could extend beyond one year and is within the normal operating cycle of the associated construction projects. We account for non-construction unconsolidated joint ventures under the equity method of accounting in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures and include our share of the operations in equity in income from affiliates in the consolidated statements of operations and in investment in affiliates in the consolidated balance sheets.

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

Revenue Recognition: Our revenue is primarily derived from construction contracts that can span several quarters or years and from sales of construction related materials. We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers and subsequently issued additional related ASUs (“Topic 606”). Topic 606 provides for a five-step model for recognizing revenue from contracts with customers as follows:

1.	Identify the contract
2.	Identify performance obligations
3.	Determine the transaction price
4.	Allocate the transaction price
5.	Recognize revenue

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Generally, our contracts contain one performance obligation. Contracts with customers in our Materials segment are typically defined by our customary business practices and are valued at the contractual selling price per unit. Our customary business practices are for the delivery of a separately identifiable good at a point in time which is typically when delivery to the customer occurs. Contracts in our Transportation, Water and Specialty segments may contain multiple distinct promises or multiple contracts within a master agreement (e.g. contracts that cross multiple locations/geographies and task orders), which we review at contract inception to determine if they represent multiple performance obligations or multiple separate contracts. This review consists of determining if promises or groups of promises are distinct within the context of the contract, including whether contracts are physically contiguous, contain task orders, purchase or sales orders, termination clauses and/or elements not related to design and/or build.

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

Changes are made to the transaction price from affirmative claims with customers to the extent that additional revenue on a claim settlement with a customer is probable and estimable. A reduction to costs related to affirmative claims with non-customers with whom we have a contractual arrangement (“back charges”) is recognized when the recovery is probable and estimable. Recognizing affirmative claims and back charge recoveries requires significant judgments of certain factors including, but not limited to, dispute resolution developments and outcomes, anticipated negotiation results, and the cost of resolving such matters.

Certain construction contracts include retention provisions to provide assurance to our customers that we will perform in accordance with the contract terms and are not considered a financing benefit. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the customer. We have determined there are no significant financing components in our contracts during the year ended December 31, 2018.

Typically, performance obligations related to contracts in our Transportation, Water and Specialty segments are satisfied over time because our performance typically creates or enhances an asset that the customer controls as the asset is created or enhanced. We recognize revenue as performance obligations are satisfied and control of the promised good and/or service is transferred to the customer. Revenue in our Transportation, Water and Specialty segments is ordinarily recognized over time as control is transferred to the customers by measuring the progress toward complete satisfaction of the performance obligation(s) using an input (i.e., “cost to cost”) method. Under the cost to cost method, costs incurred to-date are generally the best depiction of transfer of control.

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Substantially all of the contracts in our unearned revenue may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past. Many projects are added to unearned revenue and completed within the same fiscal quarter or year and, therefore, may not be reflected in our beginning or ending unearned revenue. Approximately $1.9 billion of the December 31, 2018 unearned revenue is expected to be recognized within the next twelve months and the remaining amount will be recognized thereafter. Unearned revenue is presented by reportable segment and operating group in Note 5.

Costs to mobilize equipment and labor to a job site prior to substantive work beginning (“mobilization costs”) are capitalized as incurred and amortized over the expected duration of the contract. As of December 31, 2018 and January 1, 2018, we had no material capitalized mobilization costs.

Balance Sheet Classifications: Prepaid expenses and amounts receivable and payable under construction contracts (principally retentions) that may exist over the duration of the contract and could extend beyond one year are included in current assets and liabilities. A one-year time period is used as the basis for classifying all other current assets and liabilities.

Cash, Cash Equivalents and Restricted Cash: Cash equivalents are securities having maturities of three months or less from the date of purchase. Included in cash and cash equivalents in the consolidated balance sheets as of December 31, 2018 and 2017, was $132.0 million and $94.4 million, respectively, related to CCJVs. Our access to joint venture cash may be limited by the provisions of the joint venture agreements.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In connection with the acquisition of Layne, we acquired restricted cash that consists of escrow funds and judicial deposits associated with tax related legal proceedings in Latin America. Of the total balance, $4.3 million is included in other current assets and the remainder is included in other noncurrent assets in the consolidated balance sheets. The table below presents changes in cash, cash equivalents and restricted cash on the consolidated statements of cash flows and a reconciliation to the amounts reported in the consolidated balance sheets (in thousands).

Years Ended December 31,	2018	2017	2016
Cash and cash equivalents, beginning of period	$233,711	$189,326	$252,836
End of the period
Cash and cash equivalents	272,804	233,711	189,326
Restricted cash	5,825	—	—
Total cash, cash equivalents and restricted cash, end of period	278,629	233,711	189,326
Net increase (decrease) in cash, cash equivalents and restricted cash	$44,918	$44,385	$(63,510)

Contract Assets: Our contract assets include amounts due under contractual retainage provisions as well as costs and estimated earnings in excess of billings. Costs and estimated earnings in excess of billings also represent amounts earned and reimbursable under contracts, including customer affirmative claim recovery estimates, but have a conditional right for billing and payment such as achievement of milestones or completion of the project. With the exception of customer affirmative claims, generally, such unbilled amounts will become billable according to the contract terms and generally will be billed and collected over the next twelve months. Settlement with the customer of outstanding affirmative claims is dependent on the claims resolution process and could extend beyond one year. Based on our historical experience, we generally consider the collection risk related to billable amounts to be low. When events or conditions indicate that it is probable that the amounts outstanding become unbillable, the transaction price and associated contract asset is reduced.

Marketable Securities: We determine the classification of our marketable securities at the time of purchase and re-evaluate these determinations at each balance sheet date. Our marketable securities are fixed income marketable securities and are classified as held-to-maturity as we have the positive intent and ability to hold the securities to maturity. Held-to-maturity investments are stated at amortized cost and are periodically assessed for other-than-temporary impairment. Amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, and is included in interest income. The cost of securities redeemed or called is based on the specific identification method.

Derivative Instruments: We recognize derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value using Level 2 inputs. To receive hedge accounting treatment, derivative instruments that are designated as cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. The effective portion of the gain or loss on cash flow hedges is reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified to interest expense in the consolidated statements of operations when the periodic hedged cash flows are settled. Adjustments to fair value on derivative instruments that do not qualify for hedge accounting treatment are reported through other income, net in the consolidated statements of operations. We do not enter into derivative instruments for speculative or trading purposes.

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Our receivables are from customers concentrated in the United States and we had $7.1 million receivables from foreign operations as of December 31, 2018. Receivables from foreign operations were immaterial as of December 31, 2017. We perform ongoing credit evaluations of our customers and generally do not require collateral, although the law provides us the ability to file mechanics’ liens on real property improved for private customers in the event of non-payment by such customers. We maintain an allowance for doubtful accounts which has historically been within management’s estimates.

Foreign Currency Transactions and Translation: Through the acquisitions of Layne and LiquiForce, we now have operations in Latin America (primarily Mexico) and Canada which involve exposure to possible volatile movements in foreign currency exchange rates. We account for foreign currency exchange transactions and translation in accordance with ASC Topic 830, Foreign Currency Matters. In Mexico, most of our customer contracts and a significant portion of our costs are denominated in U.S. dollars; therefore, the functional currency is U.S. dollars. In Canada and Brazil, the functional currency is the local currency. Foreign currency transactions are translated into the functional currency with gains and losses included in other income, net in the consolidated statements of operations. The impact from foreign currency transactions was immaterial for 2018. Assets and liabilities in functional currency are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated into U.S. dollars at average foreign currency exchange rates prevailing during the reporting periods. The translation adjustments from functional currency to U.S. dollars are reported in accumulated other comprehensive (loss) income on the consolidated balance sheets.

Inventories: Inventories consist primarily of quarry products, contract-specific materials, water well drilling materials, and sewer remediation materials that are located in the U.S. and mineral extraction and drilling supplies located in the U.S. and Latin America. Cost of inventories are valued at the lower of average cost or net realizable value. We reserve quarry products based on estimated quantities of materials on hand in excess of approximately one year of demand. As of December 31, 2018, inventory included   $13.4 million of supplies related to the Water and Mineral Services operating group.

Assets Held for Sale: During the three months ended September 30, 2018, management approved the plan to sell certain non-core assets and the associated liabilities related to the water delivery business within our Water and Mineral Services operating group. The sale of the assets was completed during the fourth quarter of 2018.

Investments in Affiliates: Each investment accounted for under the equity method of accounting is reviewed for impairment in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures. Our investments in affiliates include foreign entities, real estate entities and an asphalt terminal entity. These investments are evaluated for impairment using the other-than-temporary impairment model, which requires an impairment charge to be recognized if our investment’s carrying amount exceeds its fair value, and the decline in fair value is deemed to be other than temporary. Recoverability is measured by comparison of net book values to future undiscounted cash flows the investments are expected to generate. Events or changes in circumstances, which would cause us to review undiscounted future cash flows include, but are not limited to:

•	significant adverse changes in legal factors or the business climate; and
•	current period cash flow or operating losses combined with a history of losses, or a forecast of continuing losses associated with the use of the asset.

In addition, events or changes in circumstances specifically related to our real estate entities, include:

•	significant decreases in the market price of the asset;
•	accumulation of costs significantly in excess of the amount originally expected for the acquisition, development or construction of the asset; and
•	significant changes to the development or business plans of a project.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Future undiscounted cash flows and fair value assessments for our foreign entities and the asphalt terminal entity are estimated based on market conditions and the political climate. Future undiscounted cash flows and fair value assessments for our real estate entities are estimated based on entitlement status, market conditions, and cost of construction, debt load, development schedules, status of joint venture partners and other factors applicable to the specific project. Fair value is estimated based on the expected future cash flows attributable to the asset or group of assets and on other assumptions that market participants would use in determining fair value, such as market discount rates, transaction prices for other comparable assets, and other market data. Our estimates of cash flows may differ from actual cash flows due to, among other things, fluctuations in interest rates, decisions made by jurisdictional agencies, economic conditions, or changes to our business operations.

Property and Equipment: Property and equipment are stated at cost. Depreciation for construction and other equipment is primarily provided using accelerated methods over lives ranging from eighteen months to seven years, and the straight-line method over lives from three to twenty years for the remaining depreciable assets. We believe that accelerated methods best approximate the service provided by the construction and other equipment. Depletion of quarry property is based on the usage of depletable reserves. We frequently sell property and equipment that has reached the end of its useful life or no longer meets our needs, including depleted quarry property. At the time that an asset or an asset group meets the held-for-sale criteria as defined by ASC Topic 360, Property, Plant, and Equipment, we write it down to fair value less cost to sell, if the fair value is below the carrying value. Fair value is estimated by a variety of factors including, but not limited to, market comparative data, historical sales prices, broker quotes and third-party valuations. If material, such property is separately disclosed, otherwise it is held in property and equipment until sold. The cost and accumulated depreciation or depletion of property sold or retired is removed from the consolidated balance sheet and the resulting gains or losses, if any, are reflected in operating income on the consolidated statement of operations for the period. In the case that we abandon an asset, an amount equal to the carrying amount of the asset, less salvage value, if any, will be recognized as expense in the period that the asset was abandoned. Repairs and maintenance are expensed as incurred.

Costs related to the development of internal-use software during the preliminary project and post-implementation stages are expensed as incurred. Costs incurred during the application development stage are capitalized. These costs consist primarily of software, hardware and consulting fees, as well as salaries and related costs. Amounts capitalized are reported as a component of office furniture and equipment within property and equipment. Capitalized software costs are depreciated using the straight-line method over the estimated useful life of the related software, which range from three to seven years. During the years ended December 31, 2018, 2017 and 2016, we capitalized $4.4 million, $7.9 million and $6.6 million, respectively, of internal-use software development and related hardware costs.

Long-lived Assets: We review property and equipment and amortizable intangible assets for impairment at an asset group level whenever events or changes in circumstances indicate the net book value of an asset group may not be recoverable. Recoverability of these asset groups is measured by comparison of their net book values to the future undiscounted cash flows the asset groups are expected to generate. If the asset groups are considered to be impaired, an impairment charge will be recognized equal to the amount by which the net book value of the asset group exceeds fair value. We group construction and plant equipment assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets. When an individual asset or group of assets is determined to no longer contribute to its vertically integrated construction and plant equipment asset group, it is assessed for impairment independently.

As of December 31, 2018, amortizable intangible assets, which include customer relationships, developed technologies, permits, trademarks/trade names, backlog, favorable contracts and covenants not to compete, are being amortized over remaining terms from one to twenty years. As of December 31, 2018, amortizable intangible liabilities, which include unfavorable contracts and leases, are being amortized over remaining terms of two years. All intangible assets and liabilities are amortized on a straight-line basis except for backlog, favorable contracts and unfavorable contracts which will be amortized as the associated projects progress, and customer relationships which will be amortized using an accelerated method.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Goodwill was reallocated to these reporting units based on their relative fair values. See Note 13 for the goodwill balance by reportable segment as of December 31, 2018 and 2017.

We perform our goodwill impairment tests annually as of November 1 and more frequently when events and circumstances occur that indicate a possible impairment of goodwill. Examples of such events or circumstances include, but are not limited to, the following:

•	a significant adverse change in legal factors or in the business climate;
•	an adverse action or assessment by a regulator;
•	a more likely than not expectation that a segment or a significant portion thereof will be sold; or
•	the testing for recoverability of a significant asset group within the segment.

In performing the quantitative goodwill impairment tests, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using the discounted cash flows and market multiple methods. Judgments inherent in these methods include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates, and appropriate benchmark companies. The cash flows used in our 2018 discounted cash flow model were based on five-year financial forecasts, which in turn were based on the 2018-2022 operating plan developed internally by management adjusted for market participant-based assumptions. Our discount rate assumptions are based on an assessment of the equity cost of capital and appropriate capital structure for our reporting units. In assessing the reasonableness of our determined fair values of our reporting units, we evaluate the reasonableness of our results against our current market capitalization.

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

During 2018, due to the change in reportable segments, the resulting change to reporting units and in accordance with ASC Topic 350, Intangibles - Goodwill and Other, we conducted impairment tests on reporting units that were most susceptible to fluctuations in results. We conducted these tests before the change on the Kenny Large Project Construction and Kenny Construction reporting units and after the change on the Midwest Group Transportation, Midwest Group Specialty and Water and Mineral Services Group Water reporting units. These assessments indicated that the estimated fair values of the reporting units exceeded their net book values.

For our 2018 annual goodwill impairment test, we elected to perform a qualitative analysis and after assessing the totality of events and circumstances, we determined that it is more likely than not that the fair value of these reporting units were greater than the carrying amounts; therefore, a quantitative goodwill impairment test was not performed. Factors we considered were macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting segments’ net assets, and changes in our stock price.

Contract Liabilities: Our contract liabilities consist of provisions for losses, billings in excess of costs and estimated earnings and may include retainage. Provisions for losses are recognized in the consolidated statements of operations at the uncompleted performance obligation level for the amount of total estimated losses in the period that evidence indicates that the estimated total cost of a performance obligation exceeds its estimated total revenue. Billings in excess of costs and estimated earnings are billings to customers on contracts in advance of work performed, including advance payments negotiated as a contract condition. Generally, unearned project-related costs will be earned over the next twelve months.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Asset Retirement Obligations: We account for the costs related to legal obligations to reclaim aggregate mining sites and other facilities by recording our estimated asset retirement obligation at fair value using Level 3 inputs, capitalizing the estimated liability as part of the related asset’s carrying amount and allocating it to expense over the asset’s useful life. To determine the fair value of the obligation, we estimate the cost for a third-party to perform the legally required reclamation including a reasonable profit margin. This cost is then increased for future estimated inflation based on the estimated years to complete and discounted to fair value using present value techniques with a credit-adjusted, risk-free rate. In estimating the settlement date, we evaluate the current facts and conditions to determine the most likely settlement date.

We review reclamation obligations at least annually for a revision to the cost or a change in the estimated settlement date. Additionally, reclamation obligations are reviewed in the period that a triggering event occurs that would result in either a revision to the cost or a change in the estimated settlement date.

Warranties: Many of our construction contracts contain warranty provisions covering defects in equipment, materials, design or workmanship that generally run from six months to one year after our customer accepts the contract. Because of the nature of our projects, including contract owner inspections of the work both during construction and prior to acceptance, we have not experienced material warranty costs for these short-term warranties and, therefore, do not believe an accrual for these costs is necessary. Certain construction contracts carry longer warranty periods, ranging from two to ten years, for which we have accrued an estimate of warranty cost. The warranty liability is estimated based on our experience with the type of work and any known risks relative to the project and was not material as of December 31, 2018 and 2017.

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

Performance Guarantees: Agreements with our joint venture partners (“partner(s)”) for both construction joint ventures and line item joint ventures define each partner’s management role and financial responsibility in the project. The amount of operational exposure is generally limited to our stated ownership interest. However, due to the joint and several nature of the performance obligations under the related owner contracts, if one of the partners fails to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). We estimate our liability for performance guarantees for our unconsolidated construction joint ventures and line item joint ventures using estimated partner bond rates, which are Level 2 inputs, and include them in accrued expenses and other current liabilities (see Note 14) with a corresponding increase in equity in construction joint ventures in the consolidated balance sheets. We reassess our liability when and if changes in circumstances occur. The liability and corresponding asset are removed from the consolidated balance sheets upon customer acceptance of the project. Circumstances that could lead to a loss under these agreements beyond our stated ownership interest include the failure of a partner to contribute additional funds to the joint venture in the event the project incurs a loss or additional costs that we could incur should a partner fail to provide the services and resources that it had committed to provide in the agreement.

Contingencies: We are currently involved in various claims and legal proceedings. Loss contingency provisions are recorded if the potential loss from any asserted or un-asserted claim or legal proceeding is considered probable and the amount can be reasonably estimated. If a potential loss is considered probable but only a range of loss can be determined, the low-end of the range is recorded. These accruals represent management’s best estimate of probable loss. Disclosure is also provided when it is reasonably possible and estimable that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the amount recorded. Significant judgment is required in both the determination of probability of loss and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to claims and litigation and may revise our estimates. See Note 21 for additional information.

Stock-Based Compensation: We measure and recognize compensation expense, net of estimated forfeitures, over the requisite vesting periods for all stock-based payment awards made. Stock-based compensation is included in selling, general and administrative expenses and cost of revenue on our consolidated statements of operations.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

We report a liability in accrued expenses and other current liabilities and in other long-term liabilities in the consolidated balance sheets for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in other (income) expense in the consolidated statements of operations.

Computation of Earnings per Share: Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares include stock options and RSUs, under the 2012 Equity Incentive Plan.

Reclassifications: Certain reclassifications of prior period amounts have been made to conform to the current period presentation. These reclassifications included $6.9 million and $9.2 million during 2017 and 2016, respectively, of cost of revenue and gross profit to the Materials segment primarily from the Transportation segment to better align costs with the respective segments. These reclassifications had no impact on previously reported consolidated operating income or net income, on the consolidated balance sheets or on the statements of cash flows.

Recently Issued Accounting Pronouncements:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) and subsequently issued related ASUs, which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The ASU will be effective commencing with our quarter ending March 31, 2019. We will adopt the new guidance using a modified retrospective basis, recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We anticipate applying the optional practical expedients upon adoption, which allows us to forego a reassessment of 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; and 3) the initial direct costs for any existing leases. Based on our preliminary assessment, we expect the adoption of this ASU to result in the recognition of $50.0 million to $65.0 million of right-of-use assets and lease liabilities on our consolidated balance sheets with an immaterial impact to the to the opening balance of retained earnings.

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Recently Adopted Accounting Pronouncements:

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU clarify and provide specific guidance on eight cash flow classification issues that are not currently addressed by current U.S. GAAP. This ASU was effective commencing with our quarter ended March 31, 2018 and had no impact on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. The amendments in this ASU require the income tax consequences of an intra-entity transfer of an asset other than inventory to be recognized when the transfer occurs instead of when the asset is sold to an outside party. This ASU was effective commencing with our quarter ended March 31, 2018 and did not have an impact on our consolidated financial statements upon adoption; however, it may have a material impact in the future if applicable transactions occur.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. This ASU was effective commencing with our quarter ended September 30, 2018 and did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which is intended to help companies evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses by providing a more robust framework to use in determining when a set of assets and activities is a business. This ASU was effective commencing with our quarter ended March 31, 2018 and did not have an impact upon adoption; however, it may have a material impact in the future if applicable transactions occur.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting, which clarifies that changes to the value, vesting conditions, or award classification of share-based payment awards must be accounted for as modifications. This ASU was effective commencing with our quarter ended March 31, 2018 and did not have an impact on our consolidated financial statements upon adoption; however, it may have a material impact in the future if applicable transactions occur.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No.118, which was effective commencing with our quarter ended March 31, 2018 and the impact to the year ended December 31, 2018 is disclosed in Note 19.

Effect of adopting Topic 606

Effective on January 1, 2019, we adopted Topic 606 using a modified retrospective transition approach. We elected to apply Topic 606 to contracts with customers that are not substantially complete, i.e. less than 90% complete, as of January 1, 2018.The core principle of Topic 606 is that revenue will be recognized when promised goods or services are transferred to customers in an amount that reflects consideration for which entitlement is expected in exchange for those goods or services.

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In addition, as of January 1, 2018, we began to separately present contract assets and liabilities on the consolidated balance sheets. Contract assets include amounts due under contractual retainage provisions that were previously included in accounts receivable as well as costs and estimated earnings in excess of billings that were previously separately presented. Contract liabilities include billings in excess of costs and estimated earnings that were previously separately presented as well as provisions for losses that were previously included in accrued expenses and other current liabilities. See Note 6 for further information.

Notes 4, 5 and 6 include information relating to our adoption of Topic 606. Note 4 includes information regarding our revenue disaggregated by operating group, Note 5 includes information regarding unearned revenue and Note 6 includes information regarding our contract assets and liabilities.

The amounts by which each consolidated balance sheet line item as of December 31, 2018 and consolidated statement of operations line item for the year ended December 31, 2018 was affected by the adoption of Topic 606 relative to the previous revenue guidance are presented in the tables below (in thousands). The changes are primarily related to reclassifications on the consolidated balance sheet and the impact on the consolidated statement of operations from the new requirements under Topic 606. The change in retained earnings is net of the cumulative effect of initially applying Topic 606.

December 31, 2018

Consolidated Balance Sheet	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Assets
Receivables, net	$473,246	$578,433	$(105,187)
Contract assets	219,754	—	219,754
Costs and estimated earnings in excess of billings	—	151,985	(151,985)
Other noncurrent assets	131,601	126,329	5,272

Liabilities and equity
Contract liabilities	$105,449	$—	$105,449
Billings in excess of costs and estimated earnings	—	139,575	(139,575)
Accrued expenses and other current liabilities	273,626	267,850	5,776
Retained earnings	787,356	791,151	(3,795)

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Year Ended December 31, 2018

Consolidated Statement of Operations	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Revenue
Transportation	$1,976,743	$1,970,311	$6,432
Water	338,250	334,807	3,443
Specialty	626,619	627,230	(611)
Materials	376,802	376,802	—
Total revenue	3,318,414	3,309,150	9,264
Cost of revenue
Transportation	$1,786,698	$1,792,794	$(6,096)
Water	278,676	278,676	—
Specialty	535,731	535,731	—
Materials	328,117	328,117	—
Total cost of revenue	2,929,222	2,935,318	(6,096)
Gross profit	$389,192	$373,832	$15,360
Operating income	64,043	48,683	15,360
Provision for income taxes	10,414	6,459	3,955
Net income	53,741	42,336	11,405
Net income attributable to Granite Construction Incorporated	42,410	31,005	11,405

2. Acquisitions

On June 14, 2018 (“acquisition date”), we completed the acquisition of Layne for $349.8 million in a stock-for-stock merger. We paid $321.0 million of the purchase price with 5.6 million shares of Company common stock and $28.8 million in cash to settle all outstanding stock options, restricted stock awards and unvested performance shares of Layne. In addition to the issuance of Company common stock and the settlement of various equity awards in cash, we assumed $191.5 million in convertible notes at fair value. See Note 15 for further discussion of the assumed convertible notes.

Layne operates as a wholly owned subsidiary of Granite Construction Incorporated and its results are reported in the newly formed Water and Mineral Services operating group in the Water, Specialty and Materials segments. Layne’s customers are in both the public and private sector. We have accounted for this transaction in accordance with ASC Topic 805, Business Combinations (“ASC 805”).

We have included Layne operating results in our consolidated statements of operations since the acquisition date. Revenue attributable to Layne for the year ended December 31, 2018 was $271.7 million and net losses before taxes for the year ended December 31, 2018 were $22.4 million. Income before provision for income taxes for the year ended December 31, 2018 included Layne’s portion of total pre-tax acquisition and integration expenses of $53.5 million.

Preliminary Purchase Price Allocation

In accordance with ASC 805, the total purchase price and assumed liabilities were allocated to the net tangible and identifiable intangible assets based on their estimated fair values as of the acquisition date as presented in the table below (in thousands). Since the acquisition date, we made measurement period adjustments to reflect facts and circumstances in existence as of the acquisition date. These adjustments included decreases of $4.9 million and $2.2 million in property and equipment and deferred income taxes, respectively, partially offset by a net $1.3 million increase in various other items with a resulting increase in goodwill of $5.8 million. In addition, we recorded a $7.6 million decrease and a corresponding increase to the investment in affiliates and goodwill balances, respectively.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

As we continue to integrate the acquired business, we may obtain additional information on the acquired identifiable intangible assets which, if significant, may require revisions to preliminary valuation assumptions, estimates and resulting fair values. Although no further adjustments are anticipated, we expect to finalize these amounts within 12 months from the acquisition date.

Assets
Cash	$2,995
Receivables	70,160
Contract assets	44,947
Inventories	23,424
Other current assets	5,533
Property and equipment	183,030
Investments in affiliates	55,400
Deferred income taxes	20,959
Other noncurrent assets (including $5,906 of restricted cash)	17,868
Total tangible assets	424,316
Identifiable intangible assets	61,548
Liabilities
Identifiable intangible liabilities	6,800
Accounts payable	38,321
Contract liabilities	7,854
Accrued expenses and other current liabilities	47,583
Long-term debt	191,500
Other long-term liabilities	31,585
Total liabilities assumed	323,643
Total identifiable net assets acquired	162,221
Goodwill	187,619
Estimated purchase price	$349,840

In addition, on April 3, 2018, we acquired LiquiForce, a privately-owned company which provides sewer lining rehabilitation services to public and private sector water and wastewater customers in both Canada and the U.S. We acquired LiquiForce for $35.9 million in cash primarily borrowed under the Company’s credit agreement described more fully in Note 15. The tangible and intangible assets acquired and liabilities assumed were $14.3 million, $10.9 million and $8.5 million, respectively, resulting in acquired goodwill of $19.3 million. LiquiForce results are reported in the Water and Mineral Services operating group in the Water segment.

Intangible assets

The following table lists amortized intangible assets and liabilities from the Layne and LiquiForce acquisitions that are included in other noncurrent assets and other long-term liabilities in the consolidated balance sheets as of December 31, 2018 (in thousands):

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Weighted Average Useful Lives (Years)	Gross Value	Accumulated Amortization	Net Value
Assets
Customer relationships	3	$35,937	$(5,880)	$30,057
Backlog	2	9,713	(5,795)	3,918
Developed technologies	4	9,233	(1,384)	7,849
Trademarks/trade name	4	9,075	(1,382)	7,693
Favorable contracts, covenants not to compete and other	1	5,731	(2,461)	3,270
Intangible assets		$69,689	$(16,902)	$52,787
Liabilities
Unfavorable contracts and leases	2	$7,000	$(4,726)	$2,274
Intangible liabilities		$7,000	$(4,726)	$2,274

The net amortization expense related to the acquired amortized intangible assets and liabilities for the year ended December 31, 2018 was $12.2 million and was included in cost of revenue and selling, general and administrative expenses in the consolidated statements of operations. All of the acquired intangible assets and liabilities will be amortized on a straight-line basis except for backlog, favorable contracts and unfavorable contracts which will be amortized as the associated projects progress, and customer relationships which will be amortized on a double declining basis. Amortization expense related to the acquired amortized intangible asset balances at December 31, 2018 is expected to be recorded in the future as follows: $16.9 million in 2019; $11.7 million in 2020; $9.0 million in 2021; and $12.9 million thereafter.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The factors that contributed to the recognition of goodwill from the acquisitions of Layne and LiquiForce include acquiring a workforce with capabilities in the global water management, construction and drilling markets, cost savings opportunities and synergies. For the Layne acquisition, we recorded $125.7 million, $52.5 million, and $9.4 million of goodwill allocated to our Water, Materials and Specialty reportable segments, respectively. For the LiquiForce acquisition, we recorded $19.2 million in goodwill that was allocated to our Water reportable segment. The goodwill from both acquisitions is not expected to be deductible for income tax purposes.

Pro Forma Financial Information

The financial information in the table below summarizes the unaudited combined results of operations of Granite and Layne, on a pro forma basis, as though the companies had been combined as of January 1, 2017 (unaudited, in thousands, except per share amounts). The pro forma financial information is unaudited and presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2017.

Years Ended December 31,	2018	2017
Revenue	$3,530,989	$3,456,656
Net income	103,594	(5,759)
Net income (loss) attributable to Granite	92,263	(12,462)
Basic net income (loss) per share attributable to common shareholders	2.00	(0.27)
Diluted net income (loss) per share attributable to common shareholders	2.00	(0.27)

These amounts have been calculated after applying Granite’s accounting policies and adjusting the results of Layne to reflect the additional depreciation and amortization that would have been recorded assuming the fair value adjustments to property and equipment and intangible assets had been applied starting on January 1, 2017. Acquisition and integration expenses related to Layne that were incurred during the year ended December 31, 2018 are reflected in year ended December 31, 2017 due to the assumed timing of the transaction. The statutory tax rate of 26.0% and 39.0% were used for 2018 and 2017, respectively, for the pro forma adjustments.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Acquisition and integration expenses primarily associated with both the Layne and LiquiForce acquisitions for the year ended December 31, 2018 were comprised of the following (in thousands):

(in thousands)
Professional services and other expenses	$46,898
Severance and personnel costs	13,147
Total	$60,045

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

In our review of these changes for the years ended December 31, 2018 and 2016, we did not identify any material amounts that should have been recorded in a prior period. In our review of these changes for the year ended December 31, 2017, we identified and corrected amounts that should have been recorded during the year ended December 31, 2016. This correction resulted in a $4.9 million decrease to Specialty revenue and gross profit and a $1.6 million decrease in net income attributable to Granite Construction Incorporated. We have assessed the impact of this correction to the financial statements of prior periods’ and to the financial statements for the year ended December 31, 2017 and have concluded that the amounts are not material.

In the normal course of business, we have revisions in estimated costs some of which are associated with unresolved affirmative claims and back charges. The estimated or actual recovery related to these estimated costs may be recorded in future periods or may be at values below the associated cost, which can cause fluctuations in the gross profit impact from revisions in estimates.

The changes in project profitability from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, were decreases of $86.5 million, $67.2 million and a net decrease of $33.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. There were no increases from revisions in estimates, which individually had an impact of $5.0 million or more on gross profit, for the years ended December 31, 2018 and 2017 and one increase of $6.5 million in our Transportation segment during the year ended December 31, 2016. All decreases were in our Transportation segment except for decreases of $6.1 million and $6.0 million during the years ended December 31, 2017 and 2016, respectively, which were in our Specialty segment. The projects with decreases are summarized as follows (dollars in millions):

Years Ended December 31,	2018	2017	2016
Number of projects with downward estimate changes	5	6	4
Range of reduction in gross profit from each project, net	$5.3 - 32.0	$6.1 - 17.2	$6.0 - 13.6
Decrease to project profitability	$86.5	$67.2	$39.4

The decreases during the years ended December 31, 2018, 2017 and 2016 were due to additional costs and lower productivity than originally anticipated as well as additional weather related costs and a decrease in estimated recovery from customer affirmative claims.

There were no amounts attributable to non-controlling interests for the year ended December 31, 2018 and amounts attributable to non-controlling interests were $2.1 million and $6.5 million of the net decreases for the years ended December 31, 2017 and 2016, respectively.

Included in the tables above for the years ended December 31, 2018, 2017 and 2016 is the impact to gross profit from changes in estimated contract revenue and costs of $18.2 million, $34.3 million and $51.3 million, respectively, related to revisions in estimates from the estimated cost recovery of customer affirmative claims and back charges. Generally, increases in estimated contract costs are in excess of estimated cost recovery from affirmative claims and back charges.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Years Ended December 31,

2018	Transportation	Water	Specialty	Materials	Total
California	$607,737	$52,757	$143,471	$213,673	$1,017,638
Northwest	465,085	3,882	159,517	138,924	767,408
Heavy Civil	818,715	19,945	—	—	838,660
Federal	683	2,116	41,471	—	44,270
Midwest	84,523	1,930	223,517	—	309,970
Water and Mineral Services	—	257,620	58,643	24,205	340,468
Total	$1,976,743	$338,250	$626,619	$376,802	$3,318,414

2017	Transportation	Water	Specialty	Materials	Total
California	$470,996	$39,071	$160,572	$178,048	$848,687
Northwest	611,021	623	104,793	114,728	831,165
Heavy Civil	773,990	23,153	—	—	797,143
Federal	31,406	1,884	5,196	—	38,486
Midwest	60,007	7,004	345,147	—	412,158
Water and Mineral Services	—	61,964	110	—	62,074
Total	$1,947,420	$133,699	$615,818	$292,776	$2,989,713

2016	Transportation	Water	Specialty	Materials	Total
California	$378,838	$40,250	$185,079	$148,778	$752,945
Northwest	486,037	9,853	94,379	112,448	702,717
Heavy Civil	688,527	16,279	—	—	704,806
Federal	5,149	1,196	4,470	—	10,815
Midwest	68,235	17,316	181,395	—	266,946
Water and Mineral Services	—	76,388	—	—	76,388
Total	$1,626,786	$161,282	$465,323	$261,226	$2,514,617

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

5. Unearned Revenue

The following tables present our unearned revenue as of the respective periods (in thousands):

December 31, 2018
	Transportation	Water	Specialty	Total
California	$314,261	$6,163	$57,820	$378,244
Northwest	319,589	786	81,951	402,326
Heavy Civil	1,473,455	21,951	—	1,495,387
Federal	—	—	130,644	130,663
Midwest	78,004	211	203,601	281,816
Water and Mineral Services	—	189,597	—	189,597
Total	$2,185,309	$218,708	$474,016	$2,878,033

January 1, 2018
	Transportation	Water	Specialty	Total
California	$299,552	$27,328	$79,176	$406,056
Northwest	273,864	2,606	39,112	315,582
Heavy Civil	2,194,430	38,183	—	2,232,613
Federal	317	4,212	162,641	167,170
Midwest	90,584	1,961	365,767	458,312
Water and Mineral Services	—	4,116	—	4,116
Total	$2,858,747	$78,406	$646,696	$3,583,849

6. Contract Assets and Liabilities

During the year ended December 31, 2018, we recognized revenue of $104.5 million that was included in the contract liability balance at January 1, 2018.

During the year ended December 31, 2018, we recognized revenue of $114.9 million as a result of changes in contract transaction price related to performance obligations that were satisfied or partially satisfied prior to the end of the period. The changes in contract transaction price were from items such as executed or estimated change orders and unresolved contract modifications and claims.

As of December 31, 2018 and January 1, 2018, the aggregate claim recovery estimates included in contract asset and liability balances were approximately $45.1 million and $26.7 million, respectively. As of December 31, 2017, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings included $26.7 million in aggregate claim recovery estimates.

The components of the contract asset balances as of the respective dates were as follows (in thousands):

	December 31, 2018	January 1, 2018
Costs in excess of billings and estimated earnings	$120,223	$69,755
Contract retention	99,531	91,135
Total contract assets	$219,754	$160,890

The following table summarizes changes in the contract asset balance for the period presented (in thousands):

Balance at January 1, 2018	$160,890
Change in the measure of progress on projects, net	911,109
Acquired contract assets	45,353
Revisions in estimates, net	(11,180)
Billings	(823,286)
Receipts related to contract retention	(63,132)
Balance at December 31, 2018	$219,754

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The components of the contract liability balances as of the respective dates were as follows (in thousands):

	December 31, 2018	January 1, 2018
Billings in excess of costs and estimated earnings, net of retention	$103,250	$82,750
Provisions for losses	2,199	924
Total contract liabilities	$105,449	$83,674

The following table summarizes changes in the contract liability balance for the period presented (in thousands):

Balance at January 1, 2018	$83,674
Change in the measure of progress on projects, net	(1,332,400)
Acquired contract liabilities	7,974
Revisions in estimates, net	(4,450)
Billings	1,349,441
Change in provision for loss, net	1,210
Balance at December 31, 2018	$105,449

7. Receivables, net (in thousands)

December 31,	2018	2017
Contracts completed and in progress:
Billed	$285,521	$252,467
Unbilled	98,755	77,135
Retentions	—	91,135
Total contracts completed and in progress	384,276	420,737
Material sales	45,286	42,192
Other	44,195	17,014
Total gross receivables	473,757	479,943
Less: allowance for doubtful accounts	511	152
Total net receivables	$473,246	$479,791

Receivables include billed and unbilled amounts for services provided to clients for which we have an unconditional right to payment as of the end of the applicable period and do not bear interest. Included in other receivables at December 31, 2018 and 2017 were items such as estimated recovery from back charge claims, notes receivable, fuel tax refunds, receivables from vendors and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates.

During the years ended December 31, 2018, 2017 and 2016, our largest volume customer, including both prime and subcontractor arrangements, was the California Department of Transportation (“Caltrans”). Revenue recognized from contracts with Caltrans during 2018, 2017 and 2016, represented $282.9 million (8.5% of total revenue), $281.7 million (9.4% of total revenue) and $222.4 million (8.8% of total revenue), respectively, which was primarily in the Transportation segment.

We regularly review our accounts receivable, including past due amounts, to determine their probability of collection. If it is probable that an amount is uncollectible, it is charged to bad debt expense and a corresponding reserve is established in allowance for doubtful accounts.

Certain construction contracts include retainage provisions that were included in contract assets as of December 31, 2018 and in receivables, net as of December 31, 2017 in our consolidated balance sheets. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the owners. As of December 31, 2018 and 2017, no retention receivable individually exceeded 10% of total net receivables at any of the presented dates. The majority of the retentions receivable are expected to be collected within one year and there were no retentions receivables determined to be uncollectible.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

8. Marketable Securities

All marketable securities were classified as held-to-maturity as of the dates presented and the carrying amounts of held-to-maturity securities were as follows (in thousands):

December 31,	2018	2017
U.S. Government and agency obligations	$24,996	$17,910
Commercial paper	—	49,865
Corporate bonds	5,006	—
Total short-term marketable securities	30,002	67,775
U.S. Government and agency obligations	36,098	59,993
Corporate bonds	—	5,022
Total long-term marketable securities	36,098	65,015
Total marketable securities	$66,100	$132,790

Scheduled maturities of held-to-maturity investments were as follows (in thousands):

December 31,	2018
Due within one year	$30,002
Due in one to five years	36,098
Total	$66,100

9. Fair Value Measurement

The following tables summarize significant assets and liabilities measured at fair value in the consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
December 31, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$84,613	—	$—	$84,613
Other noncurrent assets
Restricted cash	5,825	—	—	5,825
Total assets	$90,438	$—	$—	$90,438
Other current liabilities
Cash flow hedge	$—	$1,098	$—	$1,098
Total liabilities	$—	$1,098	$—	$1,098

December 31, 2017
Cash equivalents
Money market funds	$37,284	$—	$—	$37,284
Commercial paper	9,967	—	—	9,967
Other current assets
Cash flow hedge	—	1,400	—	1,400
Total assets	$47,251	$1,400	$—	$48,651

Interest Rate Swaps

In May 2018, we entered into the Third Amended and Restated Credit Agreement (as discussed further in Note 15), terminated the interest rate swap we entered into in January 2016 and entered into two new interest rate swaps designated as cash flow hedges with an effective date of May 2018. The two new cash flow hedges have a combined initial notional amount of $150.0 million and mature in May 2023. The interest rate swaps are designed to convert the interest rate on the term loan as discussed further in Note 15 from a variable interest rate of LIBOR plus an applicable margin to a fixed rate of 2.76% plus the same applicable margin.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Other Assets and Liabilities

The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in the consolidated balance sheets are as follows (in thousands):

December 31,		2018		2017
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities	Level 1	$66,100	$65,290	$132,790	$132,002
Liabilities (including current maturities):
2019 Notes[1]	Level 3	$40,000	$40,484	$80,000	$82,190
Credit Agreement - term loan[1]	Level 3	146,250	147,141	90,000	89,871
Credit Agreement - revolving credit facility[1]	Level 3	197,000	197,889	55,000	55,054

1See Note 15 for definitions of, and more information about, the 2019 Notes and Credit Agreement.

At least annually, we measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis.  As of December 31, 2018 and 2017, the nonfinancial assets and liabilities included our asset retirement and reclamation obligations, as well as net assets held for sale and assets and corresponding liabilities associated with performance guarantees. See Note 1 for further discussion.

During the years ended December 31, 2018, 2017 and 2016, we had no material nonfinancial asset and liability fair value adjustments.

10. Construction Joint Ventures

We participate in various construction joint ventures. We have determined that certain of these joint ventures are consolidated because they are VIEs and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the years ended December 31, 2018, 2017 and 2016, we determined no change was required for existing joint ventures.

Due to the joint and several nature of the performance obligations under the related owner contracts, if any of the partners fail to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). At December 31, 2018, there was $3.1 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $1.0 billion represented our share and the remaining $2.1 billion represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees. See Note 14 for disclosure of the performance guarantee amounts recorded in the consolidated balance sheets and Note 1 for additional discussion regarding performance guarantees.

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

The volume and stage of completion of contracts from our consolidated and unconsolidated construction joint ventures may cause fluctuations in cash and cash equivalents and, for consolidated construction joint ventures, contract assets, contract liabilities and property and equipment between periods.

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidated Construction Joint Ventures

At December 31, 2018, we were engaged in seven active CCJV projects with total contract values ranging from $14.8 million to $409.7 million and a combined total of $1.2 billion. Our share of revenue remaining to be recognized on these CCJVs was $365.9 million and ranged from $0.2 million to $175.0 million. Our proportionate share of the equity in these joint ventures was between 50% and 65%. During the years ended December 31, 2018, 2017 and 2016, total revenue from CCJVs was $242.1 million, $185.5 million and $119.8 million, respectively. During the years ended December 31, 2018, 2017 and 2016, CCJVs provided $85.6 million, $36.9 million and $37.8 million of operating cash flows, respectively.

Unconsolidated Construction Joint Ventures

As discussed in Note 1, where we have determined we are not the primary beneficiary of a joint venture but do exercise significant influence, we account for our share of the operations of unconsolidated construction joint ventures on a pro rata basis in revenue and cost of revenue in the consolidated statements of operations and in equity in construction joint ventures in the consolidated balance sheets.

As of December 31, 2018, we were engaged in nine active unconsolidated joint venture projects with total contract values ranging from $101.7 million to $3.8 billion and a combined total of $11.3 billion of which our share was $3.3 billion. Our proportionate share of the equity in these unconsolidated joint ventures ranged from 20% to 50%. As of December 31, 2018, our share of the revenue remaining to be recognized on these unconsolidated joint ventures was $1.0 billion and ranged from $1.9 million to $254.8 million.

The following is summary financial information related to unconsolidated construction joint ventures (in thousands):

December 31,	2018	2017
Assets
Cash, cash equivalents and marketable securities	$229,562	$289,940
Other current assets[1]	814,979	812,577
Noncurrent assets	204,090	219,825
Less partners’ interest	822,215	869,782
Granite’s interest[1,2]	426,416	452,560
Liabilities
Current liabilities	525,036	682,832
Less partners’ interest and adjustments[3]	369,782	462,159
Granite’s interest	155,254	220,673
Equity in construction joint ventures[4]	$271,162	$231,887

1Included in this balance and in accrued and other current liabilities on our consolidated balance sheets were amounts related to performance guarantees that were $88.2 million and $88.6 million as of December 31, 2018 and 2017, respectively (see Note 14).

2Included in this balance as of December 31, 2018 and 2017 was $78.1 million and $74.3 million, respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $15.6 million and $11.8 million related to Granite’s share of estimated recovery of back charge claims as of December 31, 2018 and 2017, respectively.

3Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.

4Included in this balance and in accrued expenses and other current liabilities on the consolidated balance sheets were amounts related to deficits in construction joint ventures that were $11.5 million and $15.9 million as of December 31, 2018 and 2017, respectively.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Years Ended December 31,	2018	2017	2016
Revenue
Total	$1,544,406	$2,057,336	$1,958,158
Less partners’ interest and adjustments[1]	1,022,370	1,469,550	1,387,532
Granite’s interest	522,036	587,786	570,626
Cost of revenue
Total	1,787,501	1,995,915	1,915,376
Less partners’ interest and adjustments[1]	1,240,135	1,394,347	1,360,459
Granite’s interest	547,366	601,568	554,917
Granite’s interest in gross (loss) profit	$(25,330)	$(13,782)	$15,709

1Partners’ interest and adjustments includes amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.

During the years ended December 31, 2018, 2017 and 2016, unconsolidated construction joint venture net (loss) income was ($240.3) million, $62.2 million and $41.8 million, respectively, of which our share was ($22.6) million, ($14.4) million and $15.6 million, respectively. The differences between our share of the joint venture net loss during the years ended December 31, 2018 and 2017 when compared to the joint venture net (loss) income primarily resulted from differences between our estimated total revenue and cost of revenue when compared to that of our partners’ on three projects. These joint venture net income amounts exclude our corporate overhead required to manage the joint ventures and include taxes only to the extent the applicable states have joint venture level taxes.

11. Investments in Affiliates

Our investments in affiliates balance is related to our investments in unconsolidated non-construction entities that we account for using the equity method of accounting, including investments in foreign affiliates that we obtained from the Layne acquisition, real estate entities and an asphalt terminal entity.

Our investments in foreign affiliates are engaged in mineral drilling services and the manufacture and supply of drilling equipment, parts and supplies in Latin America. The real estate entities were formed to accomplish specific real estate development projects in which our wholly owned subsidiary, Granite Land Company, participates with third-party partners. The asphalt terminal entity is a 50% interest in a limited liability company which owns and operates an asphalt terminal and operates an emulsion plant in Nevada.

We have determined that the real estate entities are not consolidated because although they are VIEs, we are not the primary beneficiary. We have determined that the foreign affiliates and the asphalt terminal entity are not consolidated because they are not VIEs and we do not hold the majority voting interest. As such, these entities are accounted for using the equity method. We account for our share of the operating results of the equity method investments in other income in the consolidated statements of operations and as a single line item in the consolidated balance sheets as investments in affiliates.

Our investments in affiliates balance consists of equity method investments in the following types of entities (in thousands):

December 31,	2018	2017
Foreign	$55,715	$—
Real estate	19,676	29,472
Asphalt terminal	8,963	8,997
Total investments in affiliates	$84,354	$38,469

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis (in thousands):

December 31,	2018	2017
Current assets	$141,930	$31,320
Noncurrent assets	170,172	129,039
Total assets	312,102	160,359
Current liabilities	55,816	30,131
Long-term liabilities[1]	63,098	31,636
Total liabilities	118,914	61,767
Net assets	193,188	98,592
Granite’s share of net assets	$84,354	$38,469

1The balance primarily relates to debt associated with our real estate investments. The increase in the balance since December 31, 2017 is related to debt of our foreign affiliates associated with purchase of equipment and buildings. See Note 15 for further discussion.

Of the $312.1 million in total assets as of December 31, 2018, we had investments in thirteen foreign entities with total assets ranging from less than $0.2 million to $68.1 million, four real estate entities with total assets ranging from less than $0.3 million to $57.1 million and the asphalt terminal entity had total assets of $21.2 million. We have direct and indirect investments in the foreign entities and our percent ownership ranged from 25% to 50% as of December 31, 2018. The equity method investments in real estate affiliates included $16.3 million and $24.3 million in residential real estate in Texas as of December 31, 2018 and 2017, respectively. The remaining balances were in commercial real estate in Texas.

The following table provides summarized statement of operations information for our affiliates accounted for under the equity method on a combined basis (in thousands):

Years Ended December 31,	2018	2017	2016
Revenue	$187,827	$56,372	$56,127
Gross profit	51,061	23,007	22,398
Income before taxes	31,612	17,154	19,117
Net income	31,612	17,154	19,117
Granite’s interest in affiliates’ net income	6,935	7,107	7,177

12. Property and Equipment, net

Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net in the consolidated balance sheets as follows (in thousands):

December 31,	2018	2017
Equipment and vehicles	$906,275	$778,549
Quarry property	180,246	182,267
Land and land improvements	142,271	108,830
Buildings and leasehold improvements	108,884	82,601
Office furniture and equipment	65,680	56,894
Property and equipment	1,403,356	1,209,141
Less: accumulated depreciation and depletion	853,668	801,723
Property and equipment, net	$549,688	$407,418

Depreciation and depletion expense primarily included in cost of revenue in our consolidated statements of operations was $96.4 million, $63.8 million and $61.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

We have recorded liabilities associated with our legally required obligations to reclaim owned and leased quarry property and related facilities. As of December 31, 2018 and 2017, $4.4 million and $4.8 million, respectively, of our asset retirement obligations were included in accrued expenses and other current liabilities and $17.4 million and $17.7 million, respectively, were included in other long-term liabilities in the consolidated balance sheets.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following is a reconciliation of these asset retirement obligations (in thousands):

Years Ended December 31,	2018	2017
Beginning balance	$22,527	$21,936
Revisions to estimates	17	462
Liabilities settled	(1,790)	(966)
Accretion	1,038	1,095
Ending balance	$21,792	$22,527

13. Intangible Assets

Indefinite-lived Intangible Assets

Indefinite-lived intangible assets primarily consist of goodwill. The following table presents the goodwill balance by reportable segment (in thousands):

December 31,	2018	2017
Transportation	$19,798	$19,798
Water	144,319	618
Specialty	40,866	31,437
Materials	54,488	1,946
Total goodwill	$259,471	$53,799

The following table presents the changes in goodwill since December 31, 2017 (in thousands):

Balance at December 31, 2017	$53,799
Layne acquisition goodwill	187,619
LiquiForce acquisition goodwill	19,269
Goodwill translation and other adjustments	(1,216)
Balance at December 31, 2018	$259,471

Amortized Intangible Assets

The following is the breakdown of our amortized intangible assets that are included in other noncurrent assets in the consolidated balance sheets (in thousands):

		Accumulated
December 31, 2018	Gross Value	Amortization	Net Value
Assets
Customer relationships	$38,137	$(7,640)	$30,497
Permits	25,959	(13,494)	12,465
Backlog	9,713	(5,795)	3,918
Developed technologies	9,233	(1,384)	7,849
Trademarks/trade name	9,075	(1,381)	7,694
Favorable contracts, covenants not to compete and other	5,781	(2,489)	3,292
Intangible assets	97,898	(32,183)	65,715
Liabilities
Unfavorable contracts and leases	$7,000	$(4,726)	$2,274
Intangible liabilities	$7,000	$(4,726)	$2,274
Total net amortized intangible assets	$90,898	$(27,457)	$63,441

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2017
Permits	$25,959	$(12,504)	$13,455
Customer lists	2,200	(1,467)	733
Trademarks/trade name	4,100	(2,159)	1,941
Covenants not to compete and other	50	(26)	24
Total amortized intangible assets	$32,309	$(16,156)	$16,153

The net amortization expense related to amortized intangible assets for the years ended December 31, 2018, 2017 and 2016 was $15.2 million, $1.7 million and $2.0 million, respectively, and was primarily included in cost of revenue and selling, general and administrative expenses in the consolidated statements of operations. In addition, during the years ended December 31, 2018 and 2017, the gross value and associated accumulated amortization was adjusted for fully amortized intangible assets that we no longer intend to use. Amortization expense based on the amortized intangible assets balance at December 31, 2018 is expected to be recorded in the future as follows: $18.2 million in 2019; $12.9 million in 2020; $10.0 million in 2021; $6.3 million in 2022; $4.2 million in 2023; and $11.8 million thereafter.

14. Accrued Expenses and Other Current Liabilities (in thousands):

December 31,	2018	2017
Payroll and related employee benefits	$78,414	$68,210
Accrued insurance	58,519	39,946
Performance guarantees (see Note 1)	88,213	88,606
Other	48,480	39,645
Total	$273,626	$236,407

Other includes dividends payable, accrued legal reserves, warranty reserves, asset retirement obligations, remediation reserves, deficits in construction joint ventures and other miscellaneous accruals, none of which are greater than 5% of total current liabilities.

15. Long-Term Debt and Credit Arrangements (in thousands):

December 31,	2018	2017
Senior notes payable	$40,000	$80,000
Credit Agreement term loan	146,250	90,000
Credit Agreement revolving credit loan	197,000	55,000
Debt issuance costs	(845)	(499)
Total debt	382,405	224,501
Less current maturities	47,286	46,048
Total long-term debt	$335,119	$178,453

The aggregate minimum principal maturities of long-term debt, including current maturities and excluding debt issuance costs, related to balances at December 31, 2018 are as follows: $47.6 million in 2019; $7.5 million in 2020; $7.5 million in 2021; $7.5 million in 2022; and $313.3 million thereafter.

Senior Notes Payable

Senior notes payable in the amount of $40.0 million and $80.0 million as of December 31, 2018 and 2017, respectively, were due to a group of institutional holders and had an interest rate of 6.11% per annum (“2019 Notes”). As of December 31, 2018, all of the $40.0 million was included in current maturities of long-term debt on the consolidated balance sheets. As of December 31, 2017, $40.0 million of the outstanding balance was included in long-term debt on the consolidated balance sheets and the remaining $40.0 million was included in current maturities of long-term debt.

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Credit Agreement

Granite entered into the Third Amended and Restated Credit Agreement dated May 31, 2018 (the “Credit Agreement”). The Credit Agreement provides for, among other things, (i) a total committed remaining credit facility of $496.3 million, of which $146.3 million is a term loan (all of which was drawn on May 31, 2018) and of which $350.0 million is a revolving credit facility; (ii) an increase to the revolving credit facility and/or term loan at the option of the Company, in an aggregate maximum amount up to $200.0 million subject to the lenders providing the additional commitments; (iii) a maturity date of May 31, 2023 (the “Maturity Date”) and (iv) the elimination of the stipulation to have a $150.0 million minimum cash balance before and after a dividend payment. There was no change in the aggregate sublimit for letters of credit of $100.0 million nor was there any significant change to the affirmative, restrictive or financial covenant terms except for the removal of the minimum Consolidated Tangible Net Worth financial covenant requirement and an increase of the Consolidated Leverage Ratio financial covenant requirement from 3.00 to 3.50 for the four quarters subsequent to a permitted acquisition with cash consideration in excess of $100.0 million.

Of the $146.3 million term loan, 1.25% of the principal balance was paid in the quarter ended December 31, 2018 and 1.25% is due each quarter until the Maturity Date at which point the remaining balance is due. As of December 31, 2018 and 2017, $7.5 million and $6.2 million, respectively, of the term loan balance was included in current maturities of long-term debt on the consolidated balance sheets and the remaining $138.8 million and $83.8 million, respectively, was included in long-term debt.

As of December 31, 2018, the total stated amount of all issued and outstanding letters of credit under the Credit Agreement was $39.4 million. As of December 31, 2018 and 2017, $197.0 million and $55.0 million had been drawn under the revolving credit facility. The draws made in 2018 funded the payment related to convertible notes, the 2018 installment of the 2019 Notes and the Layne and LiquiForce acquisitions. The draw made in 2017 primarily funded the 2017 installments of the 2019 Notes. As of December 31, 2018, the total unused availability under the Credit Agreement was $113.6 million. The letters of credit will expire between June and November 2019.

Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on the Consolidated Leverage Ratio calculated quarterly. LIBOR varies based on the applicable loan term, market conditions and other external factors. The applicable margin was 1.50% for loans bearing interest based on LIBOR and 0.50% for loans bearing interest at the base rate at December 31, 2018. Accordingly, the effective interest rate using three-month LIBOR and the base rate was 4.31% and 6.00%, respectively, at December 31, 2018 and we elected to use LIBOR for both the term loan and the revolving credit facility. In May 2018, we entered into an interest rate swap to convert the interest rate on borrowings under the Credit Agreement from a variable interest rate of LIBOR plus an applicable margin to a fixed rate of 2.76% plus the same applicable margin.

Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Maturity Date. Borrowings bearing interest at a LIBOR rate have a term no less than one month and no greater than six months (a longer period, not to exceed twelve months, if approved by all lenders). At the end of each term, such borrowings can be paid or continued at our discretion as either a borrowing at the base rate or a borrowing at a LIBOR rate with similar terms and the same or different permitted interest period. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are collateralized on an equivalent basis with the obligations under the 2019 Notes by first priority liens (subject only to other permitted liens) on substantially all of the assets of the Company and certain of our subsidiaries that are required to be guarantors or borrowers under the Credit Agreement.

The Credit Agreement provides for the release of the liens securing the obligations, at our option and expense, so long as certain conditions as defined by the terms in the Credit Agreement are satisfied (“Collateral Release Period”). However, if subsequent to exercising the option, our Consolidated Fixed Charge Coverage Ratio is less than 1.25 or our Consolidated Leverage Ratio is greater than 2.50, then we would be required to promptly re-pledge substantially all of the assets of the Company and our subsidiaries that are guarantors or borrowers under the Credit Agreement. As of December 31, 2018, the conditions for the exercise of our right under the Credit Agreement to have liens released were not satisfied.

Convertible Notes

In connection with our acquisition of Layne, we assumed fair value of $69.9 million of convertible notes that had an interest rate of 4.25% per annum, payable semi-annually in arrears on May 15 and November 15 (“4.25% Convertible Notes”). The 4.25% Convertible Notes had a maturity date of November 15, 2018, unless earlier repurchased, redeemed or converted and were convertible at the option of the holders until the close of business on November 14, 2018. Prior to maturity, $0.5 million par value of the convertible notes were converted and cash settled for $0.3 million consistent with the irrevocable cash settlement election invoked by Layne on May 14, 2018. The $69.0 million remaining par value was redeemed at par plus $1.5 million of accrued interest on November 15, 2018.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Also in connection with our acquisition of Layne, we assumed convertible notes with a fair value of $121.6 million that had an interest rate of 8.0% per annum, payable semi-annually on May 1 and November 1 (“8.0% Convertible Notes”).  As of December 31, 2018, $30.7 million associated with the conversion feature of the 8.0% Convertible Notes was included in additional paid-in capital on the consolidated balance sheet. The 8.0% Convertible Notes had a maturity date of August 15, 2018 (the “8.0% Maturity Date”). During the three months ended September 30, 2018, $52.0 million of convertible notes were converted to 1.2 million shares of Granite common stock at the election of the note holders. The remaining $38.9 million of convertible notes, as well as $0.9 million of accrued interest as of the 8.0% Maturity Date, were redeemed in cash.

Real Estate Indebtedness

Our unconsolidated investments in real estate entities are subject to mortgage indebtedness. This indebtedness is non-recourse to Granite, but is recourse to the real estate entity. The terms of this indebtedness are typically renegotiated to reflect the evolving nature of the real estate project as it progresses through acquisition, entitlement and development. Modification of these terms may include changes in loan-to-value ratios requiring the real estate entity to repay portions of the debt. The debt associated with our unconsolidated real estate entities is disclosed in Note 11.

Covenants and Events of Default

Our debt and credit agreements require us to comply with various affirmative, restrictive and financial covenants, including the financial covenants described below. Our failure to comply with any of these covenants, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the applicable agreements. Under certain circumstances, the occurrence of an event of default under one of our debt or credit agreements (or the acceleration of the maturity of the indebtedness under one of our agreements) may constitute an event of default under one or more of our other debt or credit agreements. Default under our debt and credit agreements could result in (i) us no longer being entitled to borrow under the agreements; (ii) termination of the agreements; (iii) the requirement that any letters of credit under the agreements be cash collateralized; (iv) acceleration of the maturity of outstanding indebtedness under the agreements and/or (v) foreclosure on any lien securing the obligations under the agreements.

The most significant financial covenants under the terms of our Credit Agreement and related to the note purchase agreement governing our 2019 Notes (“2019 NPA”) require the maintenance of a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio. In addition, the 2019 NPA requires a minimum Consolidated Tangible Net Worth.

As of December 31, 2018 and pursuant to the definitions in the 2019 NPA, which is more restrictive, our Consolidated Tangible Net Worth was $1.1 billion, which exceeded the minimum of $791.4 million, our Consolidated Leverage Ratio was 1.82 which did not exceed the maximum of 3.00 and our Consolidated Interest Coverage Ratio was 14.10 which exceeded the minimum of 4.00.

As of December 31, 2018, we were in compliance with all covenants contained in the Credit Agreement and related to the 2019 NPA. We are not aware of any non-compliance by any of our unconsolidated real estate entities with the covenants contained in their debt agreements.

16. Employee Benefit Plans

Profit Sharing and 401(k) Plan: The Profit Sharing and 401(k) Plan (the “401(k) Plan”) is a defined contribution plan covering all employees except employees covered by collective bargaining agreements and certain employees of our consolidated construction joint ventures. Each employee’s combined pre-tax 401(k) and post-tax (Roth) contributions cannot exceed 50% of their eligible pay or Internal Revenue Code annual contribution limits. Our 401(k) matching contributions can be up to 6% of an employee’s gross pay at the discretion of the Board of Directors. Our 401(k) matching contributions to the 401(k) Plan for the years ended December 31, 2018, 2017 and 2016 were $13.4 million, $12.1 million and $11.0 million, respectively. Profit sharing contributions from the Company may be made to the 401(k) Plan in an amount determined by the Board of Directors. We made no profit sharing contributions during the years ended December 31, 2018, 2017 and 2016.

Non-Qualified Deferred Compensation Plan: We offer a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of our highly compensated employees and non-employee directors. The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. In October 2008, a Rabbi Trust was established to fund our NQDC Plan obligation and was fully funded as of December 31, 2018. The assets held by the Rabbi Trust at December 31, 2018 and 2017 are substantially in the form of Company-owned life insurance and are included in other noncurrent assets in the consolidated balance sheets. As of December 31, 2018, there were 56 active participants in the NQDC Plan. NQDC Plan obligations were $25.2 million as of December 31, 2018, of which $3.6 million were due in early 2019 that were assumed from the Layne acquisition and were included in accrued and other current liabilities on the consolidated balance sheets. NQDC plan obligations were $24.7 million as of December 31, 2017. As of December 31, 2018, $3.6 million of the NQDC Plan obligations were assumed from Layne acquisitions and were due in early 2019. In addition, with the acquisition of Layne we assumed liabilities related to supplemental retirement benefits of approximately $5.0 million that was included in other long-term liabilities on the consolidated balance sheets.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Multi-employer Pension Plans: Five of our wholly owned subsidiaries, Granite Construction Company, Granite Construction Northeast, Inc., Granite Industrial, Inc., Kenny Construction Company and Layne Christensen Company contribute to various multi-employer pension plans on behalf of union employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

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

The following table presents our participation in these plans (dollars in thousands):

		Pension Protection Act (“PPA”) Certified Zone Status[1]			Contributions
Pension Trust Fund	Pension Plan Employer Identification Number	2018	2017	FIP / RP Status Pending / Implemented[2]	2018	2017	2016	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement[3]
Locals 302 and 612 iUOE-Employers Construction Industry Retirement Plan	91-6028571	Green	Green	No	$4,726	$3,646	$3,113	No	12/31/2019 5/31/2021
Pension Trust Fund for Operating Engineers Pension Plan	94-6090764	Yellow	Red	Yes	11,363	10,431	9,266	No	6/30/2019 5/15/2020 6/15/2020 6/30/2020 9/30/2020 1/31/2021 10/31/2021
Operating Engineers Pension Trust Fund	95-6032478	Yellow	Yellow	Yes	4,251	4,692	5,357	No	6/30/2019
Laborers Pension Trust Fund for Northern California	94-6277608	Green	Yellow	Yes	3,009	2,464	2,215	No	6/30/2023
Construction Laborers Pension Trust for Southern California	43-6159056	Green	Green	No	2,110	2,002	2,095	No	6/30/2021
Laborers Pension Fund	36-2514514	Green	Green	No	2,458	3,208	2,328	No	5/31/2021
All other funds (44 as of December 31, 2018)					15,994	10,341	8,708
			Total Contributions:		$43,911	$36,784	$33,082

1The most recent PPA zone status available in 2018 and 2017 is for the plan’s year-end during 2017 and 2016, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

17. Shareholders’ Equity

Stock-based Compensation: The 2012 Equity Incentive Plan provides for the issuance of restricted stock, RSUs and stock options to eligible employees and to members of our Board of Directors. A total of 1,394,204 shares of our common stock have been reserved for issuance of which 952,454 remained available as of December 31, 2018. No stock options or restricted stock were granted during the years ended December 31, 2018, 2017 and 2016. There were no stock options or restricted stock outstanding as of December 31, 2018.

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

A summary of the changes in our RSUs during the years ended December 31, 2018, 2017 and 2016 is as follows (shares in thousands):

Years Ended December 31,	2018		2017		2016
	RSUs	Weighted-Average Grant-Date Fair Value per RSU	RSUs	Weighted-Average Grant-Date Fair Value per RSU	RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding, beginning balance	524	$41.51	681	$39.15	451	$32.73
Granted	271	59.44	259	51.31	572	43.17
Vested	(315)	48.97	(372)	43.89	(307)	36.24
Forfeited	(37)	49.17	(44)	43.51	(35)	40.97
Outstanding, ending balance	443	$47.65	524	$41.51	681	$39.15

Compensation cost related to RSUs was $14.8 million ($12.4 million net of effective tax rate), $15.8 million ($11.4 million net of effective tax rate) and $13.4 million ($9.2 million net of effective tax rate) for the years ended December 31, 2018, 2017 and 2016, respectively. The grant date fair value of RSUs vested during the years ended December 31, 2018, 2017 and 2016 was $15.4 million, $16.7 million and $11.5 million, respectively. As of December 31, 2018, there was $8.9 million of unrecognized compensation cost related to RSUs which will be recognized over a remaining weighted-average period of 1.3 years.

401(k) Plan: As of December 31, 2018, the 401(k) Plan owned 1,306,366 shares of our common stock. Dividends on shares held by the 401(k) Plan are charged to retained earnings and all shares held by the 401(k) Plan are treated as outstanding in computing our earnings per share.

Employee Stock Purchase Plan: Our ESPP allows qualifying employees to purchase shares of our common stock through payroll deductions of up to 15% of their compensation, subject to Internal Revenue Code limitations, at a price of 95% of the fair market value as of the end of each of the six-month offering periods, which commence on May 15 and November 15 of each year. During the year ended December 31, 2018, proceeds from the ESPP were $0.9 million for 17,825 shares and during each of the years ended December 31, 2017 and 2016, proceeds from the ESPP were $0.8 million for 16,413 and 16,717 shares, respectively.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Share Purchase Program: As announced on April 29, 2016, on April 7, 2016, the Board of Directors authorized us to purchase up to $200.0 million of our common stock at management’s discretion, which replaced the former authorization including the amount available. As part of this authorization we have established a share repurchase program to facilitate common stock repurchases. During the last quarter of 2018, we purchased approximately 252,000 shares at an average price of $39.64 per share for $10.0 million. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors.

18. Weighted Average Shares Outstanding and Net Income Per Share

The following table presents a reconciliation of the weighted average shares outstanding used in calculating basic and diluted net income per share as well as the calculation of basic and diluted net income per share (in thousands except per share amounts):

Years Ended December 31,	2018	2017	2016
Numerator (basic and diluted):
Net income allocated to common shareholders for basic calculation	$42,410	$69,098	$57,122
Denominator:
Weighted average common shares outstanding, basic	43,564	39,795	39,557
Dilutive effect of RSUs and common stock options	461	577	668
Weighted average common shares outstanding, diluted	44,025	40,372	40,225
Net income per share, basic	$0.97	$1.74	$1.44
Net income per share, diluted	$0.96	$1.71	$1.42

19. Income Taxes

Following is a summary of the income before provision for income taxes (in thousands):

Years Ended December 31,	2018	2017	2016
Domestic	$70,071	$104,250	$96,326
Foreign	(5,916)	213	36
Total income before provision for income taxes	$64,155	$104,463	$96,362

Following is a summary of the provision for income taxes (in thousands):

Years Ended December 31,	2018	2017	2016
Federal:
Current	$(11,140)	$27,889	$15,632
Deferred	18,673	(4,383)	9,898
Total federal	7,533	23,506	25,530
State:
Current	1,147	5,520	4,567
Deferred	1,888	(338)	19
Total state	3,035	5,182	4,586
Foreign:
Current	381	(12)	25
Deferred	(535)	(14)	21
Total foreign	(154)	(26)	46
Total provision for income taxes	$10,414	$28,662	$30,162

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Following is a reconciliation of our provision for income taxes based on the Federal statutory tax rate to our effective tax rate (dollars in thousands):

Years Ended December 31,	2018		2017		2016
Federal statutory tax	$13,472	21.0%	$36,562	35.0%	$33,728	35.0%
State taxes, net of federal tax benefit	3,305	5.2	3,814	3.7	2,990	3.1
Foreign taxes	(190)	(0.3)	—	—	—	—
Percentage depletion deduction	(951)	(1.5)	(1,368)	(1.3)	(1,352)	(1.4)
Domestic production activities deduction	—	—	(2,765)	(2.7)	(1,624)	(1.7)
Non-controlling interests	(2,368)	(3.7)	(2,346)	(2.3)	(3,177)	(3.3)
Nondeductible expenses	4,842	7.5	1,128	1.1	1,094	1.1
Changes in uncertain tax positions	(772)	(1.2)	—	—	—	—
Capital loss expiration	8,480	13.2	—	—	—	—
Valuation allowance	(6,852)	(10.7)	—	—	—	—
Tax Cuts and Jobs Act of 2017	(7,980)	(12.4)	(3,664)	(3.5)	—	—
Other	(572)	(0.9)	(2,699)	(2.6)	(1,497)	(1.5)
Total	$10,414	16.2%	$28,662	27.4%	$30,162	31.3%

The tax effect of nondeductible expenses for the year ended December 31, 2018 increased to 7.5% from 1.1% when compared to the same period in 2017. This change was primarily due to one-time nondeductible acquisition and integration expenses incurred in 2018.

On December 22, 2017 the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, a territorial tax system was implemented, and a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries was imposed, among other changes. ASC Topic 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment. ASU 2018-05, Income Taxes (Topic 740) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of Tax Reform. The Company recognized the provisional tax impacts of Tax Reform in its consolidated financial statements for the year ended December 31, 2017. The majority of the impacts were related to the revaluation of deferred tax assets and liabilities at December 31, 2017 and the one-time repatriation tax. During the year ended December 31, 2018, within the one-year measurement period ending December 22, 2018, an $8.0 million benefit to the provisional amount was recorded primarily related to the revaluation of deferred tax assets and liabilities including adjustments to two unconsolidated joint ventures based on changes to the tax positions taken by the related consolidating joint venture partners during 2018. The accounting for the income tax effects of Tax Reform is now complete.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Following is a summary of the deferred tax assets and liabilities (in thousands):

December 31,	2018	2017
Long-term deferred tax assets:
Receivables	$2,723	$526
Inventory	90	1,513
Insurance	11,084	7,401
Deferred compensation	10,441	8,985
Other accrued liabilities	1,906	1,525
Accrued compensation	3,803	1,738
Other	3,520	1,379
Net operating loss carryforwards	67,944	2,614
Valuation allowance	(31,823)	(2,471)
Total long-term deferred tax assets	69,688	23,210
Long-term deferred tax liabilities:
Property and equipment	49,728	16,832
Contract income recognition	21,359	7,739
Total long-term deferred tax liabilities	71,087	24,571
Net long-term deferred tax liabilities	$(1,399)	$(1,361)

The deferred income taxes asset, net of $2.9 million at December 31, 2018 is included in other noncurrent assets in our consolidated balance sheets.

The following is a summary of the net operating loss carryforwards at December 31, 2018 (in thousands):

	Expiration	Gross Carryforward	Tax Effected Carryforward
Federal net operating loss carryforwards	2032-2036	$170,560	$35,818
State net operating loss carryforwards	2019-2036	281,332	15,010
Foreign tax loss carryforwards	2019-2033	57,771	17,116
Total net operating loss carryforwards at December 31, 2018			$67,944

The federal, state and foreign net operating loss carryforwards above included unrecognized tax benefits taken in prior years and the net operating loss carryforward deferred tax asset is presented net of these unrecognized tax benefits in accordance with ASC 740. The federal and state net operating loss and capital loss carryforwards acquired during the Layne acquisition are subject to Internal Revenue Code Section 382 limitations and may be limited in future periods and a portion may expire unused. As we expect to use the federal net operating loss carryforwards prior to expiration we believe that it is more likely than not that these deferred tax assets will be realized and no valuation allowance was deemed necessary. We have provided a valuation allowance on the net operating loss deferred tax asset or the net deferred tax assets for certain state and local jurisdictions because we do not believe it is more likely than not that they will be realized. The federal and state capital loss carryforwards and foreign tax loss carryforwards acquired during the Layne acquisition are expected to expire unused and as we do not believe it is more likely than not that they will be realized we have provided a valuation allowance on the related deferred tax assets. The federal and state capital loss carryforwards acquired during the Layne acquisition expired on December 31, 2018; therefore, the deferred tax assets and related valuation allowance was written off.

The following is a summary of the change in valuation allowance (in thousands):

December 31,	2018	2017	2016
Beginning balance	$2,471	$2,153	$641
Additions due to acquisitions	36,410	—	—
(Deductions) additions, net	(7,058)	318	1,512
Ending balance	$31,823	$2,471	$2,153

The deduction to the valuation allowance is mainly due to the expiration of the federal and state capital loss carryforwards discussed above. Additions to the valuation allowance are insignificant for the year ended December 31, 2018.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

We intend to indefinitely reinvest certain earnings of our foreign subsidiaries and affiliates. Tax Reform generally eliminates federal income taxes on dividends from foreign subsidiaries therefore we would only be subject to other taxes, such as withholding and local taxes, upon distribution of these earnings. Of the $42.0 million of accumulated undistributed earnings that we consider indefinitely reinvested as of December 31, 2018, it is not practicable to determine the amount of taxes that would be payable upon remittance of these earnings. Deferred foreign withholding taxes have been provided on undistributed earnings of certain foreign subsidiaries and foreign affiliates where the earnings are not considered to be invested indefinitely.

Uncertain tax positions: We file income tax returns in the U.S. and various state and local jurisdictions. We are currently under examination by various state taxing authorities for various tax years. We do not anticipate that any of these audits will result in a material change in our financial position. We are no longer subject to U.S. federal examinations by tax authorities for years before 2011. With few exceptions, as of December 31, 2018, we are no longer subject to state examinations by taxing authorities for years before 2011.

We file income tax returns in foreign jurisdictions where we operate. The returns are subject to examination which may be ongoing at any point in time and tax liabilities are recorded based on estimates of additional taxes which will be due upon settlement of those examinations. The tax years subject to examination by foreign tax authorities vary by jurisdiction, but generally we are no longer subject to examinations by taxing authorities for years before 2015.

We had approximately $22.4 million and $3.2 million of total gross unrecognized tax benefits as of December 31, 2018 and 2017, respectively. There were approximately $11.0 million and $3.1 million of unrecognized tax benefits that would affect the effective tax rate in any future period at December 31, 2018 and 2017, respectively. It is reasonably possible that our unrecognized tax benefit could decrease by approximately $6.4 million in 2019, of which $2.3 million will impact our effective tax rate in 2019. The decrease relates to anticipated statute expirations and anticipated resolution of outstanding unrecognized tax benefits.

The following is a tabular reconciliation of unrecognized tax benefits (in thousands) the balance of which is included in other long-term liabilities and other current liabilities in the consolidated balance sheets:

December 31,	2018	2017	2016
Beginning balance	$3,171	$3,262	$1,578
Gross increases - acquisitions	20,153	—	—
Gross increases – current period tax positions	36	—	1,902
Gross decreases – current period tax positions	(3)	(73)	(125)
Gross increases – prior period tax positions	2	1	2
Gross decreases – prior period tax positions	(195)	(6)	(5)
Settlements with taxing authorities/lapse of statute of limitations	(781)	(13)	(90)
Ending balance	$22,383	$3,171	$3,262

We record interest on uncertain tax positions in interest expense and penalties in other income, net in our consolidated statements of operations. During the years ended December 31, 2018, 2017 and 2016, we recognized approximately $1.1 million interest and penalty income, $0.2 million interest expense and $0.1 million interest expense, respectively.

Approximately $8.3 million and $0.4 million of accrued interest and penalties related to our uncertain tax position liability was included in other long-term liabilities and accrued expenses and other current liabilities in our consolidated balance sheets at December 31, 2018 and 2017, respectively. The increase in accrued interest and penalties during 2018 was mainly due to the Layne acquisition in which $9.0 million of accrued interest and penalties was recorded.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

20. Commitments, Contingencies and Guarantees

Leases: Minimum rental commitments and minimum royalty requirements under all noncancellable operating leases, primarily quarry property, in effect at December 31, 2018 were (in thousands):

Years Ending December 31,
2019	$20,152
2020	17,798
2021	15,897
2022	13,255
2023	7,707
Later years (through 2046)	8,709
Total	$83,518

Operating lease and equipment rental and royalty expense primarily included in cost of revenue in our consolidated statements of operations was $24.3 million, $16.4 million and $18.2 million in 2018, 2017 and 2016, respectively.

Performance Guarantees

We participate in various joint ventures and line item joint ventures under which each partner is responsible for performing certain discrete items of the total scope of contracted work. See Notes 1, 10 and 14 for further details.

Surety Bonds

We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At December 31, 2018, approximately $3.2 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

21. Legal Proceedings

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

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in the consolidated balance sheets. The aggregate liabilities recorded as of December 31, 2018 and 2017 related to these matters were immaterial. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, including those related to liquidated damages, could have a material impact on our consolidated financial statements if they become probable and the reasonably estimable amount is determined.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

22. Business Segment Information

As discussed in Note 1, during 2018, we revised our reportable segments, which are the same as our operating segments, as a result of a change in how our chief operating decision maker (our Chief Executive Officer) regularly reviews financial information to allocate resources and assess performance. This change is consistent with our strategic, end-market diversification strategy. Our new reportable segments which correspond to this end-market focus are: Transportation, Water, Specialty and Materials. The Transportation, Water and Specialty end-market segments replace the Construction and Large Project Construction reportable segments with the composition of our Materials segment remaining unchanged except for the addition of proprietary sanitary and storm water rehabilitation products including cured-in-place pipe felt and fiberglass-based lining tubes related to the acquisition of Layne. Prior-year information has been recast to reflect this change.

In addition to business segments, we review our business by operating groups. Our operating groups are defined as follows: (i) California; (ii) Northwest, which primarily includes offices in Alaska, Arizona, Nevada, Utah and Washington; (iii) Heavy Civil, which primarily includes offices in California, Florida, New York and Texas; (iv) Federal which primarily includes offices in California, Colorado, Texas and Guam; (v) Midwest (formerly Kenny less the underground business), which primarily includes offices in Illinois and (vi) Water and Mineral Services (which includes LiquiForce, Layne and the underground business of the former Kenny operating group), which primarily includes offices across the Unites States, Canada and Latin America. Our California, Northwest and Water and Mineral Services operating groups include financial results from our Materials segment.

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

The Materials segment focuses on production of aggregates, asphalt and construction related materials as well as proprietary sanitary and storm water rehabilitation products including cured-in-place pipe felt and fiberglass-based lining tubes both for internal use and for sale to third parties.

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

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Summarized segment information is as follows (in thousands):

Years Ended December 31,	Transportation	Water	Specialty	Materials	Total
2018
Total revenue from reportable segments	$1,976,743	$338,250	$626,619	$522,987	$3,464,599
Elimination of intersegment revenue	—	—	—	(146,185)	(146,185)
Revenue from external customers	1,976,743	338,250	626,619	376,802	3,318,414
Gross profit	190,045	59,574	90,888	48,685	389,192
Depreciation, depletion and amortization	26,715	25,779	24,017	24,015	100,526
Segment assets	399,674	317,633	142,699	353,208	1,213,214
2017
Total revenue from reportable segments	$1,947,420	$133,699	$615,818	$467,140	$3,164,077
Elimination of intersegment revenue	—	—	—	(174,364)	(174,364)
Revenue from external customers	1,947,420	133,699	615,818	292,776	2,989,713
Gross profit	170,135	12,270	87,446	45,082	314,933
Depreciation, depletion and amortization	22,228	2,314	9,062	22,393	55,997
Segment assets	372,050	7,241	96,845	282,709	758,845
2016
Total revenue from reportable segments	$1,626,786	$161,282	$465,323	$425,029	$2,678,420
Elimination of intersegment revenue	—	—	—	(163,803)	(163,803)
Revenue from external customers	1,626,786	161,282	465,323	261,226	2,514,617
Gross profit	161,829	19,885	82,458	37,198	301,370
Depreciation, depletion and amortization	22,601	2,140	4,871	23,437	53,049
Segment assets	375,951	9,446	80,901	282,472	748,770

As of December 31, 2018, segment assets include $15.1 million of property and equipment located in foreign countries (primarily Latin America). As of December 31, 2017 and 2016, all segment assets were located in the United States. During the year ended December 31, 2018, revenue derived from foreign countries (primarily Latin America) was $27.0 million. During the year ended December 31, 2017, revenue derived from foreign countries was immaterial.

A reconciliation of segment gross profit to consolidated income before provision for income taxes is as follows (in thousands):

Years Ended December 31,	2018	2017	2016
Total gross profit from reportable segments	$389,192	$314,933	$301,370
Selling, general and administrative expenses	272,776	220,400	217,374
Acquisition and integration expenses	60,045	—	—
Gain on sales of property and equipment	(7,672)	(4,182)	(8,358)
Total other income	(112)	(5,748)	(4,008)
Income before provision for income taxes	$64,155	$104,463	$96,362

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

A reconciliation of segment assets to consolidated total assets is as follows (in thousands):

December 31,	2018	2017	2016
Total assets for reportable segments	$1,213,214	$758,845	$748,770
Assets not allocated to segments:
Cash and cash equivalents	272,804	233,711	189,326
Short-term and long-term marketable securities	66,100	132,790	127,779
Receivables, net	473,246	479,791	419,345
Other current assets, excluding segment assets	268,485	140,478	113,010
Property and equipment, net, excluding segment assets	32,903	29,242	32,397
Investments in affiliates	84,354	38,469	35,668
Other noncurrent assets, excluding segment assets	65,495	58,652	67,158
Consolidated total assets	$2,476,601	$1,871,978	$1,733,453

Quarterly Financial Data - Unaudited

The following table sets forth selected unaudited quarterly financial information for the years ended December 31, 2018 and 2017. This information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contains all adjustments necessary for a fair statement thereof. Net income (loss) per share calculations are based on the weighted average common shares outstanding for each period presented. Accordingly, the sum of the quarterly net income (loss) per share amounts may not equal the per share amount reported for the year.

QUARTERLY FINANCIAL DATA
(unaudited - dollars in thousands, except per share data)
2018 Quarters Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$892,325	$1,055,591	$807,119	$563,379
Gross profit	108,049	144,491	80,369	56,283
As a percent of revenue	12.1%	13.7%	10.0%	10.0%
Net income (loss)	$10,387	$59,097	$(6,081)	$(9,662)
As a percent of revenue	1.2%	5.6%	(0.8)%	(1.7)%
Net income (loss) attributable to Granite	$6,546	$55,672	$(8,385)	$(11,423)
As a percent of revenue	0.7%	5.3%	(1.0)%	(2.0)%
Net income (loss) per share attributable to common shareholders:
Basic	$0.14	$1.20	$(0.20)	$(0.29)
Diluted	$0.14	$1.17	$(0.20)	$(0.29)

2017 Quarters Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$801,274	$957,126	$762,913	$468,400
Gross profit	100,707	114,530	74,570	25,126
As a percent of revenue	12.6%	12.0%	9.8%	5.4%
Net income (loss)	$35,325	$48,055	$16,272	$(23,851)
As a percent of revenue	4.4%	5.0%	2.1%	(5.1)%
Net income (loss) attributable to Granite	$32,773	$45,982	$14,133	$(23,790)
As a percent of revenue	4.1%	4.8%	1.9%	(5.1)%
Net income (loss) per share attributable to common shareholders:
Basic	$0.82	$1.15	$0.35	$(0.60)
Diluted	$0.81	$1.14	$0.35	$(0.60)