Form 10-Q
period 2019-03-31
GRANITE CONSTRUCTION INC
filed 2019-04-26
CIK 861459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 24, 2019.

Class	Outstanding
Common Stock, $0.01 par value	46,814,851

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except share and per share data)

	March 31, 2019	December 31, 2018	March 31, 2018
ASSETS
Current assets
Cash and cash equivalents ($131,481, $131,965 and $91,903 related to consolidated construction joint ventures (“CCJVs”))	$200,263	$272,804	$193,581
Short-term marketable securities	36,049	30,002	39,961
Receivables, net ($24,990, $21,237 and $17,598 related to CCJVs)	368,215	473,246	330,192
Contract assets ($15,140, $19,699 and $23,889 related to CCJVs)	260,250	219,754	178,663
Inventories	96,862	88,623	71,295
Equity in construction joint ventures	300,489	282,229	254,816
Other current assets ($11,795, $11,744 and $14,180 related to CCJVs)	54,590	48,731	43,125
Total current assets	1,316,718	1,415,389	1,111,633
Property and equipment, net ($35,377, $34,761 and $44,655 related to CCJVs)	552,504	549,688	409,708
Long-term marketable securities	30,000	36,098	67,305
Investments in affiliates	81,034	84,354	38,682
Goodwill	259,695	259,471	53,799
Right of use assets	71,480	—	—
Other noncurrent assets	128,349	131,601	78,100
Total assets	$2,439,780	$2,476,601	$1,759,227

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$47,281	$47,286	$47,298
Accounts payable ($41,013, $37,086 and $31,854 related to CCJVs)	216,966	251,481	226,253
Contract liabilities ($46,775, $60,288 and $33,760 related to CCJVs)	90,752	105,449	71,030
Accrued expenses and other current liabilities ($3,269, $2,046 and $2,090 related to CCJVs)	265,102	273,626	233,637
Total current liabilities	620,101	677,842	578,218
Long-term debt	333,290	335,119	176,011
Lease liabilities	60,237	—	—
Other long-term liabilities	64,219	66,006	40,104
Commitments and contingencies (Note 18)
Equity
Preferred stock, $0.01 par value, authorized 3,000,000 shares, none outstanding	—	—	—
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 46,812,366 shares as of March 31, 2019, 46,665,889 shares as of December 31, 2018 and 40,047,187 shares as of March 31, 2018	468	467	400
Additional paid-in capital	566,497	564,559	162,038
Accumulated other comprehensive (loss) income	(626)	(749)	1,197
Retained earnings	746,100	787,356	751,801
Total Granite Construction Incorporated shareholders’ equity	1,312,439	1,351,633	915,436
Non-controlling interests	49,494	46,001	49,458
Total equity	1,361,933	1,397,634	964,894
Total liabilities and equity	$2,439,780	$2,476,601	$1,759,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - in thousands, except per share data)

Three Months Ended March 31,	2019	2018
Revenue
Transportation	$338,210	$359,145
Water	99,255	40,041
Specialty	140,693	118,471
Materials	41,643	45,722
Total revenue	619,801	563,379
Cost of revenue
Transportation	316,960	327,683
Water	91,136	28,477
Specialty	125,826	102,735
Materials	45,401	48,201
Total cost of revenue	579,323	507,096
Gross profit	40,478	56,283
Selling, general and administrative expenses	81,155	61,252
Acquisition and integration expenses	3,323	8,409
Gain on sales of property and equipment	(1,900)	(543)
Operating loss	(42,100)	(12,835)
Other (income) expense
Interest income	(2,816)	(1,521)
Interest expense	4,014	2,435
Equity in income of affiliates	(1,290)	(224)
Other (income) expense, net	(1,762)	268
Total other (income) expense	(1,854)	958
Loss before benefit from income taxes	(40,246)	(13,793)
Benefit from income taxes	(9,165)	(4,131)
Net loss	(31,081)	(9,662)
Amount attributable to non-controlling interests	(3,493)	(1,761)
Net loss attributable to Granite Construction Incorporated	$(34,574)	$(11,423)

Net loss per share attributable to common shareholders (See Note 16)
Basic	$(0.74)	$(0.29)
Diluted	$(0.74)	$(0.29)
Weighted average shares of common stock
Basic	46,699	39,908
Diluted	46,699	39,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited - in thousands)

Three Months Ended March 31,	2019	2018
Net loss	$(31,081)	$(9,662)
Other comprehensive loss, net of tax:
Net unrealized (loss) gain on derivatives	$(598)	$620
Less: reclassification for net gains included in interest expense	(173)	(40)
Net change	$(771)	$580
Foreign currency translation adjustments, net	894	(17)
Other comprehensive income	$123	$563
Comprehensive loss	$(30,958)	$(9,099)
Non-controlling interests in comprehensive loss	(3,493)	(1,761)
Comprehensive loss attributable to Granite Construction Incorporated	$(34,451)	$(10,860)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited - in thousands, except share data)

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Granite Shareholders’ Equity	Non-controlling Interests	Total Equity
Balances at December 31, 2017	39,871,314	$399	$160,376	$634	$783,699	$945,108	$47,697	$992,805
Net (loss) income	—	—	—	—	(11,423)	(11,423)	1,761	(9,662)
Other comprehensive income	—	—	—	563	—	563	—	563
Purchases of common stock[1]	(103,598)	(1)	(6,118)	—	—	(6,119)	—	(6,119)
Restricted stock units (“RSUs”) vested	280,609	2	—	—	—	2	—	2
Dividends on common stock ($0.13 per share)	—	—	—	—	(5,206)	(5,206)	—	(5,206)
Effect of adopting Accounting Standards Codification Topic 606	—	—	—	—	(15,201)	(15,201)	—	(15,201)
Other transactions with shareholders and employees[2]	(1,138)	—	7,780	—	(68)	7,712	—	7,712
Balances at March 31, 2018	40,047,187	$400	$162,038	$1,197	$751,801	$915,436	$49,458	$964,894

Balances at December 31, 2018	46,665,889	$467	$564,559	$(749)	$787,356	$1,351,633	$46,001	$1,397,634
Net (loss) income	—	—	—	—	(34,574)	(34,574)	3,493	(31,081)
Other comprehensive loss	—	—	—	123	—	123	—	123
Purchases of common stock[1]	(86,104)	(1)	(3,866)	—	—	(3,867)	—	(3,867)
RSUs vested	233,950	2	—	—	—	2	—	2
Dividends on common stock ($0.13 per share)	—	—	—	—	(6,086)	(6,086)	—	(6,086)
Effect of adopting Accounting Standards Update (“ASU”) Topic 842 (see Note 2)	—	—	—	—	(539)	(539)	—	(539)
Other transactions with shareholders and employees[2]	(1,369)	—	5,804	—	(57)	5,747	—	5,747
Balances at March 31, 2019	46,812,366	$468	$566,497	$(626)	$746,100	$1,312,439	$49,494	$1,361,933

1Represents shares purchased in connection with employee tax withholding for restricted stock units vested under our 2012 Equity Incentive Plan.

2Amounts are comprised primarily of amortized restricted stock units.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

Three Months Ended March 31,	2019	2018
Operating activities
Net loss	$(31,081)	$(9,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	28,846	15,511
Gain on sales of property and equipment, net	(1,900)	(543)
Stock-based compensation	5,748	7,772
Equity in net income from unconsolidated joint ventures	(455)	(2,637)
Changes in assets and liabilities:
Receivables	105,086	58,527
Contract assets, net	(55,550)	(47,777)
Inventories	(8,238)	(8,798)
Contributions to unconsolidated construction joint ventures	(26,933)	(26,067)
Distributions from unconsolidated construction joint ventures	330	4,036
Other assets, net	(4,189)	(6,136)
Accounts payable	(34,110)	(12,838)
Accrued expenses and other current liabilities, net	(13,918)	(9,008)
Net cash used in operating activities	(36,364)	(37,620)
Investing activities
Purchases of marketable securities	—	(9,952)
Maturities of marketable securities	—	35,000
Purchases of property and equipment ($3,430 and $0 related to CCJVs)	(28,744)	(15,967)
Proceeds from sales of property and equipment	4,687	675
Other investing activities, net	(286)	345
Net cash (used in) provided by investing activities	(24,343)	10,101
Financing activities
Proceeds from debt	20,000	—
Debt principal repayments	(21,902)	(1,250)
Cash dividends paid	(6,067)	(5,183)
Repurchases of common stock	(3,867)	(6,119)
Other financing activities, net	2	(59)
Net cash used in financing activities	(11,834)	(12,611)
Net decrease in cash, cash equivalents and restricted cash	(72,541)	(40,130)
Cash and cash equivalents and restricted cash of $5,825 and $0 at beginning of each period	278,629	233,711
Cash, cash equivalents and restricted cash of $5,825 and $0 at end of period	$206,088	$193,581
Supplementary Information
Right-of-use assets obtained in exchange for lease obligations	$2,739	$—
Cash paid for operating lease liabilities	4,229	—
Cash paid during the period for:
Interest	3,478	1,509
Income taxes	253	149
Other non-cash operating activities:
RSUs issued, net of forfeitures	7,459	12,257
Accrued cash dividends	6,086	5,206
Accrued equipment purchases	(341)	(1,418)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Granite Construction Incorporated (“we,” “us,” “our,” “the Company” or “Granite”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to state fairly our financial position at March 31, 2019 and 2018 and the results of our operations and cash flows for the periods presented. The December 31, 2018 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations for the three months ended March 31, 2019 are not indicative of the results to be expected for the full year.

We prepared the accompanying condensed consolidated financial statements on the same basis as our annual consolidated financial statements, except for the adoption during the three months ended March 31, 2019 of ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities and ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive none of which had a material impact on our condensed consolidated financial statements. In addition, during the three months ended March 31, 2019, we adopted ASU No. 2016-02, Leases and subsequently issued related ASUs (“Topic 842”) the impact of which is described in Note 2.

Cash, Cash Equivalents and Restricted Cash: The table below presents changes in cash, cash equivalents and restricted cash on the condensed consolidated statements of cash flows and a reconciliation to the amounts reported in the condensed consolidated balance sheets (in thousands).

Three Months Ended March 31,	2019	2018
Cash, cash equivalents and restricted cash, beginning of period	$278,629	$233,711
End of the period
Cash and cash equivalents	200,263	193,581
Restricted cash	5,825	—
Total cash, cash equivalents and restricted cash, end of period	206,088	193,581
Net decrease in cash, cash equivalents and restricted cash	$(72,541)	$(40,130)

2.  Recently Issued and Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. This ASU will be effective commencing with our quarter ending March 31, 2020. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”), from accumulated other comprehensive income (“AOCI”) to retained earnings. This ASU was effective commencing with our quarter ended March 31, 2019 and we have elected not to reclassify the immaterial stranded tax effects from AOCI to retained earnings. We adopted the policy that future income tax effects which are stranded in AOCI will be released under the item-by-item approach.

Effect of adopting Topic 842

The core principle of Topic 842 requires lessees to recognize operating leases as right of use (“ROU”) assets and lease liabilities on the balance sheet as described below. Prior to adoption of Topic 842, we recognized operating lease payments as expense on a straight-line basis over the lease term on our consolidated statements of operations and did not recognize ROU assets or lease liabilities on our consolidated balance sheets.

We adopted Topic 842 using a modified retrospective transition approach with no prior-period retrospective adjustments, recognizing a net cumulative decrease to retained earnings and added ROU assets, short and long term lease liabilities of approximately $0.5 million, $72.2 million, $14.9 million and $60.4 million, respectively, as of January 1, 2019.

We applied Topic 842 to all noncancelable operating leases outstanding as of January 1, 2019 except those related to quarry properties and those that at lease commencement have an actual and intended lease term shorter than twelve months.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

We elected to apply optional practical expedients which allowed us to forego reassessments of 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; and 3) the initial direct costs for any existing leases.

In connection with the adoption of Topic 842, we implemented the following accounting policy:

ROU Assets and Liabilities: A lease contract conveys the right to use an underlying asset for a period of time in exchange for consideration. At inception, we determine whether a contract contains a lease by determining if there is an identified asset and if the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time.

At lease commencement, we measure and record a lease liability equal to the present value of the remaining lease payments, generally discounted using the borrowing rate on our secured debt as the implicit rate is not readily determinable on many of our leases. We use a single maturity discount rate if it is not materially different than the discount rates applied to each of the leases in the portfolio.

On the lease commencement date, the amount of the ROU assets consist of the following:

•	the amount of the initial measurement of the lease liability;
•	any lease payments made at or before the commencement date, minus any lease incentives received; and
•	any initial direct costs incurred.

Most of our lease contracts do not have the option to extend or renew. We assess the option for individual leases, and we generally consider the base term to be the term of lease contracts.

On a quarterly basis, we determine if subcontractor, vendor or service provider agreements contain embedded leases by assessing if an asset is explicitly or implicitly specified in the agreement and the counterparty has the right to substitute the asset.

3.  Acquisitions

On June 14, 2018 (the “acquisition date”), we completed the acquisition of Layne Christensen Company (“Layne”). There were no measurement period adjustments during the three months ended March 31, 2019. As we continue to integrate the acquired business, we may obtain additional information on the acquired identifiable intangible assets which, if significant, may require revisions to preliminary valuation assumptions, estimates and resulting fair values. Although no further adjustments are anticipated, we expect to finalize these amounts within 12 months from the acquisition date.

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

Three Months Ended March 31,	2018
Revenue	$673,290
Net loss	(2,477)
Net loss attributable to Granite	(4,238)
Basic net loss per share attributable to common shareholders	(0.09)
Diluted net loss per share attributable to common shareholders	(0.09)

These amounts have been calculated after applying Granite’s accounting policies and adjusting the results of Layne to reflect the additional depreciation and amortization that would have been recorded assuming the fair value adjustments to property and equipment and intangible assets had been applied starting on January 1, 2017. Acquisition and integration expenses related to Layne are excluded as the timing of the transaction is assumed to be January 1, 2017. The statutory tax rate of 26% was used for the pro forma adjustments.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4.  Revisions in Estimates

The changes in project profitability from revisions in estimates including estimated cost recovery of customer affirmative claims and back charges, which individually had an impact of $5.0 million or more on gross profit, were decreases of $5.7 million and $5.3 million for one project during each of the three months ended March 31, 2019 and 2018, respectively. The decreases for both periods were in our Transportation segment and were due to additional costs and lower productivity than originally anticipated as well as weather related costs.

In our review of the revisions in estimates for the three months ended March 31, 2019 and 2018, we did not identify any material amounts that should have been recorded in a prior period.

5.  Disaggregation of Revenue

The following tables present our disaggregated revenue (in thousands):

Three Months Ended March 31,

	Transportation	Water	Specialty	Materials	Total
2019
California	$69,513	$1,366	$32,157	$23,065	$126,101
Northwest	55,639	1,231	32,192	14,532	103,594
Heavy Civil	194,971	4,534	—	—	199,505
Federal	26	508	15,202	—	15,736
Midwest	18,061	84	35,888	—	54,033
Water and Mineral Services	—	91,532	25,254	4,046	120,832
Total	$338,210	$99,255	$140,693	$41,643	$619,801

2018
California	$116,570	$29,039	$31,302	$32,988	$209,899
Northwest	47,112	867	27,678	12,734	88,391
Heavy Civil	178,864	4,222	—	—	183,086
Federal	257	491	4,047	—	4,795
Midwest	16,342	496	55,444	—	72,282
Water and Mineral Services	—	4,926	—	—	4,926
Total	$359,145	$40,041	$118,471	$45,722	$563,379

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6.  Unearned Revenue

The following tables present our unearned revenue as of the respective periods (in thousands):

March 31, 2019

	Transportation	Water	Specialty	Total
California	$402,482	$7,314	$66,089	$475,885
Northwest	344,414	1,759	71,878	418,051
Heavy Civil	1,311,518	17,173	—	1,328,691
Federal	19	—	137,592	137,611
Midwest	128,867	143	180,449	309,459
Water and Mineral Services	—	193,914	—	193,914
Total	$2,187,300	$220,303	$456,008	$2,863,611

December 31, 2018

	Transportation	Water	Specialty	Total
California	$314,261	$6,163	$57,820	$378,244
Northwest	319,589	786	81,951	402,326
Heavy Civil	1,473,455	21,951	—	1,495,387
Federal	—	—	130,644	130,663
Midwest	78,004	211	203,601	281,816
Water and Mineral Services	—	189,597	—	189,597
Total	$2,185,309	$218,708	$474,016	$2,878,033

March 31, 2018

	Transportation	Water	Specialty	Total
California	$305,234	$26,902	$49,892	$382,028
Northwest	313,537	1,537	47,151	362,225
Heavy Civil	2,074,536	37,786	—	2,112,322
Federal	160	—	175,288	175,448
Midwest	80,054	1,543	318,049	399,646
Water and Mineral Services	—	16,912	—	16,912
Total	$2,773,521	$84,680	$590,380	$3,448,581

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.  Contract Assets and Liabilities

During the three months ended March 31, 2019 and 2018, we recognized revenue of $96.8 million and $89.3 million, respectively, that was included in the contract liability balances at December 31, 2018 and January 1, 2018.

During the three months ended March 31, 2019 and 2018, we recognized revenue of $41.3 million and $27.7 million, respectively, as a result of changes in contract transaction price related to performance obligations that were satisfied or partially satisfied prior to the end of the periods. The changes in contract transaction price were from items such as executed or estimated change orders and unresolved contract modifications and claims.

As of March 31, 2019 and 2018, the aggregate claim recovery estimates included in contract asset and liability balances were approximately $42.6 million and $34.0 million, respectively.

The components of the contract asset balances as of the respective dates were as follows (in thousands):

	March 31, 2019	December 31, 2018	March 31, 2018
Costs in excess of billings and estimated earnings	$171,083	$120,223	$98,115
Contract retention	89,167	99,531	80,548
Total contract assets	$260,250	$219,754	$178,663

As of March 31, 2019, December 31, 2018 and March 31, 2018, no individual contract retention balance exceeded 10% of total contract assets at any of the presented dates. The majority of the contract retention balance is expected to be collected within one year and there were no balances determined to be uncollectible.

The components of the contract liability balances as of the respective dates were as follows (in thousands):

	March 31, 2019	December 31, 2018	March 31, 2018
Billings in excess of costs and estimated earnings, net of retention	$88,595	$103,250	$70,398
Provisions for losses	2,157	2,199	632
Total contract liabilities	$90,752	$105,449	$71,030

8.  Receivables, net

(in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Contracts completed and in progress:
Billed	$200,908	$285,521	$214,494
Unbilled	112,892	98,755	73,128
Total contracts completed and in progress	313,800	384,276	287,622
Material sales	29,948	45,286	28,233
Other	25,006	44,195	14,442
Total gross receivables	368,754	473,757	330,297
Less: allowance for doubtful accounts	539	511	105
Total net receivables	$368,215	$473,246	$330,192

Receivables include billed and unbilled amounts for services provided to clients for which we have an unconditional right to payment as of the end of the applicable period and do not bear interest. Included in other receivables at March 31, 2019, December 31, 2018 and March 31, 2018 were items such as estimated recovery from back charge claims, notes receivable, fuel tax refunds and income tax refunds. No such receivables individually exceeded 10% of total net receivables at any of these dates.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9.  Marketable Securities

All marketable securities were classified as held-to-maturity as of the dates presented and the carrying amounts of held-to-maturity securities were as follows:

(in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
U.S. Government and agency obligations	$31,047	$24,996	$15,000
Commercial paper	—	—	24,961
Corporate bonds	5,002	5,006	—
Total short-term marketable securities	36,049	30,002	39,961
U.S. Government and agency obligations	30,000	36,098	62,287
Corporate bonds	—	—	5,018
Total long-term marketable securities	30,000	36,098	67,305
Total marketable securities	$66,049	$66,100	$107,266

Scheduled maturities of held-to-maturity investments were as follows:

(in thousands)	March 31, 2019
Due within one year	$36,049
Due in one to five years	30,000
Total	$66,049

10.  Fair Value Measurement

The following tables summarize significant assets and liabilities measured at fair value in the condensed consolidated balance sheets on a recurring basis for each of the fair value levels (in thousands):

	Fair Value Measurement at Reporting Date Using
March 31, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$36,159	$—	$—	$36,159
Other noncurrent assets
Restricted cash	5,825	—	—	5,825
Total assets	$41,984	$—	$—	$41,984
Other current liabilities
Interest rate cash flow hedge[1]	$—	$2,530	$—	$2,530
Total liabilities	$—	$2,530	$—	$2,530

December 31, 2018
Cash equivalents
Money market funds	$84,613	$—	$—	$84,613
Other noncurrent assets
Restricted cash	5,825	—	—	5,825
Total assets	$90,438	$—	$—	$90,438
Other current liabilities
Interest rate cash flow hedge[1]	$—	$1,098	$—	$1,098
Total liabilities	$—	$1,098	$—	$1,098

March 31, 2018
Cash equivalents
Money market funds	$4,891	$—	$—	$4,891
Other current assets
Interest rate cash flow hedge[1]	—	2,165	—	2,165
Total assets	$4,891	$2,165	$—	$7,056

1See our Annual Report on Form 10-K for the year ended December 31, 2018 for further information on our interest rate swaps.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Commodity Swap

In February 2019, we entered into a commodity swap designated as cash flow hedge covering the periods from March to October 2019 with an original notional amount of $8.7 million which represented approximately 60.0% of our forecasted purchases for fixed price asphalt during these periods. The commodity swap is reported at fair value using Level 2 inputs in the condensed consolidated balance sheets. Gains or losses on the effective portion are initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified to cost of revenue in the condensed consolidated statements of operations when the monthly hedged commodity payment is settled. As of March 31, 2019, the fair value of the cash flow hedge was $0.6 million and was included in other current assets in the condensed consolidated balance sheets. During the three months ended March 31, 2019, the unrealized gain, net of taxes, on the effective portion was immaterial, there was no ineffective portion, the cost of revenue reclassified from accumulated other comprehensive income was immaterial and we estimate an immaterial amount to be reclassified from accumulated other comprehensive income into pre-tax earnings within the next twelve months.

Other Assets and Liabilities

The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in the condensed consolidated balance sheets were as follows:

		March 31, 2019		December 31, 2018		March 31, 2018
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Held-to-maturity marketable securities	Level 1	$66,049	$65,556	$66,100	$65,290	$107,266	$106,143
Liabilities (including current maturities):
2019 Notes[1]	Level 3	$40,000	$41,207	$40,000	$40,484	$80,000	$83,086
Credit Agreement - term loan[1]	Level 3	144,375	145,206	146,250	147,141	88,750	88,803
Credit Agreement - revolving credit facility[1]	Level 3	197,000	197,406	197,000	197,889	55,000	54,858

1See Note 14 for definitions of, and more information about, the 2019 Notes and Credit Agreement.

During the three months ended March 31, 2019 and 2018, we did not record any fair value adjustments related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

11.  Construction Joint Ventures

We participate in various construction joint ventures. We have determined that certain of these joint ventures are consolidated because they are variable interest entities (“VIEs”) and we are the primary beneficiary. We continually evaluate whether there are changes in the status of the VIEs or changes to the primary beneficiary designation of the VIE. Based on our assessments during the three months ended March 31, 2019, we determined no change was required for existing joint ventures.

Due to the joint and several nature of the performance obligations under the related owner contracts, if any of the partners fail to perform, we and the remaining partners, if any, would be responsible for performance of the outstanding work (i.e., we provide a performance guarantee). At March 31, 2019, there was approximately $2.8 billion of construction revenue to be recognized on unconsolidated and line item construction joint venture contracts of which $0.9 billion represented our share and the remaining $1.9 billion represented our partners’ share. We are not able to estimate amounts that may be required beyond the remaining cost of the work to be performed. These costs could be offset by billings to the customer or by proceeds from our partners’ corporate and/or other guarantees.

Consolidated Construction Joint Ventures (“CCJVs”)

At March 31, 2019, we were engaged in six active CCJV projects with total contract values ranging from $14.8 million to $409.7 million for a combined total of $1.1 billion. Our share of revenue remaining to be recognized on these CCJVs was $330.1 million and ranged between $0.2 million and $162.3 million. Our proportionate share of the equity in these joint ventures was between 50.0% and 65.0%. During the three months ended March 31, 2019 and 2018, total revenue from CCJVs was $67.0 million and $43.8 million, respectively. During the three months ended March 31, 2019 and 2018, CCJVs provided $3.0 million and used $2.5 million of operating cash flows, respectively.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Unconsolidated Construction Joint Ventures

As of March 31, 2019, we were engaged in nine active unconsolidated joint venture projects with total contract values ranging from $0.1 million to $3.8 billion for a combined total of $11.3 billion of which our share was $3.3 billion. Our proportionate share of the equity in these unconsolidated construction joint ventures ranged from 20.0% to 50.0%. As of March 31, 2019, our share of the revenue remaining to be recognized on these unconsolidated construction joint ventures was $914.5 million and ranged from $1.9 million to $247.8 million.

The following is summary financial information related to unconsolidated construction joint ventures:

(in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Assets
Cash, cash equivalents and marketable securities	$281,355	$229,562	$325,157
Other current assets[1]	847,789	814,979	627,602
Noncurrent assets	215,129	204,090	219,435
Less partners’ interest	885,901	822,215	757,537
Granite’s interest[1,2]	458,372	426,416	414,657
Liabilities
Current liabilities	533,325	525,036	605,639
Less partners’ interest and adjustments[3]	372,770	369,782	423,518
Granite’s interest	160,555	155,254	182,121
Equity in construction joint ventures[4]	$297,817	$271,162	$232,536

1Included in this balance and in accrued expenses and other current liabilities on our condensed consolidated balance sheets was $88.2 million related to performance guarantees as of both March 31, 2019 and December 31, 2018 and $88.6 million as of March 31, 2018.

2Included in this balance as of March 31, 2019, December 31, 2018 and March 31, 2018 was $80.8 million, $78.1 million and $65.0 million, respectively, related to Granite’s share of estimated cost recovery of customer affirmative claims. In addition, this balance included $16.0 million, $15.6 million and $11.3 million related to Granite’s share of estimated recovery of back charge claims as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively.

3Partners’ interest and adjustments includes amounts to reconcile total net assets as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.

4Included in this balance and in accrued expenses and other current liabilities on the condensed consolidated balance sheets were amounts related to deficits in construction joint ventures that were $2.7 million, $11.5 million and $22.3 million as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively.

	Three Months Ended March 31,
(in thousands)	2019	2018
Revenue
Total	$415,934	$239,441
Less partners’ interest and adjustments[1]	283,441	121,032
Granite’s interest	132,493	118,409
Cost of revenue
Total	411,485	380,889
Less partners’ interest and adjustments[1]	280,006	266,501
Granite’s interest	131,479	114,388
Granite’s interest in gross profit	$1,014	$4,021

1Partners’ interest and adjustments includes amounts to reconcile total revenue and total cost of revenue as reported by our partners to Granite’s interest adjusted to reflect our accounting policies and estimates primarily related to contract forecast differences.

During the three months ended March 31, 2019 and 2018, unconsolidated construction joint venture net income/(loss) was $5.2 million and $(141.0) million, respectively, of which our share was net income of $0.5 million and $2.6 million, respectively. The differences between our share of the joint venture net loss during 2018 when compared to the joint venture net loss primarily resulted from differences between our estimated total revenue and cost of revenue when compared to that of our partners’ on four projects. These joint venture net income amounts exclude our corporate overhead required to manage the joint ventures and include taxes only to the extent the applicable states have joint venture level taxes.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

12.  Investments in Affiliates

Our investments in affiliates balance consists of equity method investments in the following types of entities:

(in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Foreign	$56,082	$55,715	$—
Real estate	16,433	19,676	29,829
Asphalt terminal	8,519	8,963	8,853
Total investments in affiliates	$81,034	$84,354	$38,682

The following table provides summarized balance sheet information for our affiliates accounted for under the equity method on a combined basis:

(in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Current assets	$137,041	$141,930	$27,674
Noncurrent assets	179,377	170,172	95,888
Total assets	316,418	312,102	123,562
Current liabilities	65,848	55,816	36,625
Long-term liabilities[1]	75,949	63,098	17,300
Total liabilities	141,797	118,914	53,925
Net assets	174,621	193,188	69,637
Granite’s share of net assets	$81,034	$84,354	$38,682

1The balance primarily relates to debt associated with our real estate investments. The increase in the balance since March 31, 2018 is related to debt of our foreign affiliates associated with purchases of equipment and buildings.

Of the $316.4 million in total assets as of March 31, 2019, we had investments in thirteen foreign entities with total assets ranging from $0.2 million to $71.0 million, four real estate entities with total assets ranging from $0.3 million to $53.7 million and the asphalt terminal entity had total assets of $23.9 million. We have direct and indirect investments in the foreign entities and our percent ownership ranged from 25.0% to 50.0% as of March 31, 2019. The equity method investments in real estate affiliates included $13.1 million, $16.3 million and $24.6 million in residential real estate in Texas as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively. The remaining balances were in commercial real estate in Texas.

13.  Property and Equipment, net

Balances of major classes of assets and allowances for depreciation and depletion are included in property and equipment, net in the condensed consolidated balance sheets and were as follows:

(in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Equipment and vehicles	$915,748	$906,275	$790,942
Quarry property	191,805	180,246	177,722
Land and land improvements	140,078	142,271	114,607
Buildings and leasehold improvements	108,587	108,884	82,775
Office furniture and equipment	66,176	65,680	57,068
Property and equipment	1,422,394	1,403,356	1,223,114
Less: accumulated depreciation and depletion	869,890	853,668	813,406
Property and equipment, net	$552,504	$549,688	$409,708

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

14.  Long-Term Debt and Credit Arrangements

(in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Senior notes payable	$40,000	$40,000	$80,000
Credit Agreement term loan	144,375	146,250	88,750
Credit Agreement revolving credit loan	197,000	197,000	55,000
Debt issuance costs	(804)	(845)	(441)
Total debt	380,571	382,405	223,309
Less current maturities	47,281	47,286	47,298
Total long-term debt	$333,290	$335,119	$176,011

The aggregate minimum principal maturities of long-term debt, including current maturities and excluding debt issuance costs, related to balances at March 31, 2019 are as follows: $45.6 million during the remainder of 2019; $7.5 million in 2020; $7.5 million in 2021; $7.5 million in 2022 and $313.3 million in 2023.

Senior Notes Payable

Senior notes payable as of both March 31, 2019 and December 31, 2018 of $40.0 million and $80.0 million as of March 31, 2018 were due to a group of institutional holders and had an interest rate of 6.11% per annum (“2019 Notes”). As of March 31, 2019 and December 31, 2018, all of the $40.0 million was included in current maturities of long-term debt on the condensed consolidated balance sheets. As of March 31, 2018, $40.0 million of the outstanding balance was included in each current maturities of long-term debt and long-term debt in the condensed consolidated balance sheets.

Credit Agreement

Granite entered into the Third Amended and Restated Credit Agreement dated May 31, 2018 (the “Credit Agreement”). The Credit Agreement provided for a $150.0 million term loan, of which $144.4 million was outstanding on March 31, 2019, and a $350.0 million revolving credit facility, of which $197.0 million was outstanding as of March 31, 2019.

The term loan required that Granite repay 1.25% of the principal balance during each of the quarters ended December 31, 2018 and March 31, 2019. The term loan requires that Granite repay 1.25% of the principal balance each quarter until the maturity date, at which point the remaining balance is due. As of each March 31, 2019, December 31, 2018 and March 31, 2018, $7.5 million of the term loan balance was included in current maturities of long-term debt on the condensed consolidated balance sheets and the remaining $136.9 million, $138.8 million and $81.3 million, respectively, was included in long-term debt.

As of March 31, 2019, the total stated amount of all issued and outstanding letters of credit under the Credit Agreement was $32.5 million. As of both March 31, 2019 and December 31, 2018, $197.0 million and as of March 31, 2018, $55.0 million was outstanding under the revolving credit facility. As of March 31, 2019, the total unused availability under the Credit Agreement was $120.5 million. The letters of credit will expire between June and November 2019.

Borrowings under the Credit Agreement bear interest at LIBOR or a base rate (at our option), plus an applicable margin based on the Consolidated Leverage Ratio (as defined in the Credit Agreement) calculated quarterly. The applicable margin was 1.63% for loans bearing interest based on LIBOR and 0.63% for loans bearing interest at the base rate at March 31, 2019. Accordingly, the effective interest rate using three-month LIBOR and base rate was 4.22% and 6.13%, respectively, at March 31, 2019 and we elected to use LIBOR for both the term loan and the revolving credit facility.

As of March 31, 2019, the conditions for the exercise of our right under Credit Agreement to have liens released were not satisfied.

Covenants and Events of Default

As of March 31, 2019 and pursuant to the definitions in the agreement governing the 2019 Notes, which are more restrictive, our Consolidated Tangible Net Worth was $1.1 billion, which exceeded the minimum of $794.2 million, our Consolidated Leverage Ratio was 1.96 which did not exceed the maximum of 3.00. Our Consolidated Interest Coverage Ratio was 11.70 which exceeded the minimum of 4.00.

As of March 31, 2019, we were in compliance with all covenants contained in the Credit Agreement and the agreement governing the 2019 Notes. We are not aware of any non-compliance by any of our unconsolidated entities with any covenants contained in their debt agreements.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

15.  Leases

We have leases for office and shop space, as well as for equipment primarily utilized in our construction projects. As of March 31, 2019, our lease contracts were classified as operating leases and had terms ranging from month-to-month to 29 years. As of March 31, 2019, our operating leases were included in operating ROU assets, accrued and other current liabilities and lease liabilities on our condensed consolidated balance sheets and were $71.5 million, $14.3 million and $60.2 million, respectively. As of March 31, 2019, we had no lease contracts that had not yet commenced but created significant rights and obligations and no agreements had embedded leases.

Lease expense was $4.3 million during the three months ended March 31, 2019, which included operating lease costs related to short-term leases and variable lease costs.

As of March 31, 2019, our weighted-average remaining lease term was 6.6 years and the weighted-average discount rate was 4.13%.

As of March 31, 2019, the lease liability is equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on our secured debt using a single maturity discount rate as it is not materially different than the discount rates applied to each of the leases in the portfolio.

The following table summarizes our undiscounted lease liabilities outstanding as of March 31, 2019:

Remainder of 2019	$13,272
2020	17,232
2021	15,986
2022	13,880
2023	9,065
2024 through 2035	19,888
Total future minimum lease payments	$89,323
Less: imputed interest	14,806
Total	$74,517

16.  Weighted Average Shares Outstanding and Net Loss Per Share

The following table presents a reconciliation of the weighted average shares outstanding used in calculating basic and diluted net loss per share as well as the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018
Numerator (basic and diluted)
Net loss allocated to common shareholders for basic calculation	$(34,574)	$(11,423)
Denominator
Weighted average common shares outstanding, basic	46,699	39,908
Dilutive effect of RSUs[1]	—	—
Weighted average common shares outstanding, diluted	46,699	39,908
Net loss per share, basic	$(0.74)	$(0.29)
Net loss per share, diluted	$(0.74)	$(0.29)

1Due to the net loss for the three months ended March 31, 2019 and 2018, RSUs representing approximately 422,000 and 502,000, respectively, have been excluded from the number of shares used in calculating diluted net loss per share, as their inclusion would be antidilutive.

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

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded in our condensed consolidated balance sheets. The aggregate liabilities recorded as of March 31, 2019, December 31, 2018 and March 31, 2018 related to these matters were immaterial. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies, including those related to liquidated damages, could have a material impact on our consolidated financial statements if they become probable and the reasonably estimable amount is determined.

GRANITE CONSTRUCTION INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

18.  Business Segment Information

During the third quarter of 2018, we revised our reportable business segments. For further information see the Annual Report on Form 10-K

Summarized segment information is as follows (in thousands):

	Three Months Ended March 31,
	Transportation	Water	Specialty	Materials	Total
2019
Total revenue from reportable segments	$338,210	$99,255	$140,693	$49,233	$627,391
Elimination of intersegment revenue	—	—	—	(7,590)	(7,590)
Revenue from external customers	338,210	99,255	140,693	41,643	619,801
Gross profit (loss)	21,250	8,119	14,867	(3,758)	40,478
Depreciation, depletion and amortization	3,640	11,056	5,812	5,579	26,087
Segment assets	410,354	303,671	152,307	375,136	1,241,468

2018
Total revenue from reportable segments	$359,145	$40,041	$118,471	$53,322	$570,979
Elimination of intersegment revenue	—	—	—	(7,600)	(7,600)
Revenue from external customers	359,145	40,041	118,471	45,722	563,379
Gross profit (loss)	31,462	11,564	15,736	(2,479)	56,283
Depreciation, depletion and amortization	5,020	506	2,127	5,410	13,063
Segment assets	376,970	4,197	101,355	296,085	778,607

As of March 31, 2019, segment assets include $14.9 million of property and equipment located in foreign countries (primarily Latin America). As of March 31, 2018, all segment assets were located in the United States. During the three months ended March 31, 2019 revenue derived from foreign countries (primarily Latin America) was $13.9 million. During the three months ended March 31, 2018, revenue derived from foreign countries was immaterial.

A reconciliation of segment gross profit to consolidated loss before benefit from income taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Total gross profit from reportable segments	$40,478	$56,283
Selling, general and administrative expenses	81,155	61,252
Acquisition and integration expenses	3,323	8,409
Gain on sales of property and equipment	(1,900)	(543)
Total other (income) expense	(1,854)	958
Loss before benefit from income taxes	$(40,246)	$(13,793)

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Disclosure

From time to time, Granite makes certain comments and disclosures in reports and statements, including in this Quarterly Report on Form 10-Q, or statements made by its officers or directors, that are not based on historical facts, including statements regarding future events, occurrences, circumstances, activities, performance, outcomes, guidance, backlog, and results, that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by words such as “future,” “outlook,” “assumes,” “believes,” “expects,” “estimates,” “anticipates,” “intends,” “plans,” “appears,” “may,” “will,” “should,” “could,” “would,” “continue,” and the negatives thereof or other comparable terminology or by the context in which they are made. In addition, other written or oral statements that constitute forward-looking statements have been made and may in the future be made by or on behalf of Granite. These forward-looking statements are estimates reflecting the best judgment of senior management and reflect our current expectations regarding future events, occurrences, circumstances, activities, performance, outcomes, guidance, backlog, and results. These expectations may or may not be realized. Some of these expectations may be based on beliefs, assumptions or estimates that may prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our business, financial condition, results of operations, cash flows and liquidity. Such risks and uncertainties include, but are not limited to, those more specifically described in our Annual Report on Form 10-K under “Item 1A. Risk Factors.” Due to the inherent risks and uncertainties associated with our forward-looking statements, the reader is cautioned not to place undue reliance on them. The reader is also cautioned that the forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as required by law, we undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

We are one of the largest diversified infrastructure companies in the United States, engaged in heavy-civil infrastructure projects including the construction of streets, roads, highways, mass transit facilities, airport infrastructure, bridges, trenchless and underground utilities, power-related facilities, water-related facilities, well drilling, utilities, tunnels, dams and other infrastructure-related projects, site preparation, mining services, and infrastructure services for residential development, energy development, commercial and industrial sites, and other facilities, as well as construction management professional services. We have four reportable business segments: Transportation, Water, Specialty and Materials (see Note 18 of “Notes to the Condensed Consolidated Financial Statements”). In addition to business segments, we review our business by operating groups. Our operating groups are California, Northwest, Heavy Civil, Federal, Midwest and Water and Mineral Services.

The four primary economic drivers of our business are (i) the overall health of the U.S. economy; (ii) federal, state and local public funding levels; (iii) population growth resulting in public and private development; (iv) the need to build, replace or repair aging infrastructure; and (v) the pricing of certain commodity related products. Changes in these drivers can either reduce our revenues and/or gross profit margins or provide opportunities for revenue growth and gross profit margin improvement.

In the first half of 2018, we completed the acquisition of Layne Christensen Company (“Layne”), a water and mining infrastructure services and drilling company, as well as LiquiForce, a regional company in Canada and the Midwest providing lateral and mainline pipe lining services in the water and wastewater markets. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for further information.

Current Economic Environment and Outlook

Granite, America’s Infrastructure Company, provides solutions to the Transportation, Water, Specialty and Materials end-markets. The Company is well positioned to leverage diverse near- and mid-term opportunities across end markets, and we remain focused on end market and geographic diversification. Our approach is working, and our emphasis remains on creating consistent, long-term value for Granite’s stakeholders.

Inclement winter and spring weather experienced across the U.S. in the first quarter of 2019 negatively impacted operations. The wet and cold conditions have delayed work, but they have not dampened demand. Public and private market demand remains robust across Granite’s end markets. The Company’s continued focus on bidding discipline and end-market diversification has resulted in improved positioning for 2019, with solid contract backlog of $3.59 billion, coupled with an additional $844 million of Construction Manager/General Contractor and alternative procurement projects. These projects will enter backlog as task orders are issued in 2019 and over the next few years. Today, this “stored energy” of nearly $4.50 billion reflects an increasingly strategic portfolio for the Company, fueled by steady, disciplined bidding and strong economic growth. Private-market activity remains a key growth and diversification driver across our business, particularly in our Specialty segment, spurring expansion in our mining, site development and power sectors. Public infrastructure investment is growing at state, regional, and local levels, and this multi-year public-spending investment will benefit our Transportation, Water and Materials segments. It also provides our industry with steady visibility into funding.

At the National level, while we await a bipartisan federal infrastructure initiative, the Fixing America’s Surface Transportation (“FAST”) Act remains a stabilizing force for transportation markets. Just this spring, Ohio and Virginia joined the list of more than half of U.S. states acting independently to increase funding for maintenance programs and to reinvest in transportation infrastructure. State and local-led program expansions, coupled with Federal and private-sector stability, are key contributors to robust market activity and multi-year funding visibility. And, preservation of California’s 10~~-~~year, $54.2 billion Senate Bill 1, the Road Repair and Accountability Act of 2017, continues to gain momentum, spurring increased bidding and project lettings.

Water market demand remains strong in lateral and mainline pipe lining services in the water and wastewater markets. Here, market and funding dynamics position our legacy and acquired businesses in the newly created Water segment for significant growth. Water market demand remains healthy across geographies as states and municipal water authorities weigh options for overdue water infrastructure investment. At the federal level, Congress recently approved the America’s Water Infrastructure Act of 2018, which includes $4.4 billion for the Environmental Protection Agency drinking water program. This legislation also creates the Water Resources Development Act, which authorizes $3.7 billion of federal funds for a dozen U.S. Army Corps of Engineers flood-protection and other projects.

Across end-markets, our focus on bottom-line improvement continues to emphasize managing risks and pricing appropriately for the complex skills and resources required to build America’s infrastructure projects. We are sharply focused on executing work with appropriate returns relative to risks for Granite’s stakeholders.

Results of Operations

Our operations are typically affected more by weather conditions during the first and fourth quarters of our fiscal year which may alter our construction schedules and can create variability in our revenues and profitability. Therefore, the results of operations of a given quarter are not indicative of the results to be expected for the full year.

The following table presents a financial summary for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018
Total revenue	$619,801	$563,379
Gross profit	40,478	56,283
Selling, general and administrative expenses	81,155	61,252
Acquisition and integration expenses	3,323	8,409
Operating loss	(42,100)	(12,835)
Total other (income) expense	(1,854)	958
Amount attributable to non-controlling interests	(3,493)	(1,761)
Net loss attributable to Granite Construction Incorporated	(34,574)	(11,423)

Revenue

Total Revenue by Segment

	Three Months Ended March 31,
(dollars in thousands)	2019		2018
Transportation	$338,210	54.6%	$359,145	63.8%
Water	99,255	16.0	40,041	7.1
Specialty	140,693	22.7	118,471	21.0
Materials	41,643	6.7	45,722	8.1
Total	$619,801	100.0%	$563,379	100.0%

Transportation Revenue

	Three Months Ended March 31,
(dollars in thousands)	2019		2018
Heavy Civil	$194,971	57.6%	$178,864	49.8%
Northwest	55,639	16.5	47,112	13.1
California	69,513	20.6	116,570	32.5
Midwest	18,061	5.3	16,342	4.5
Federal	26	—	257	0.1
Total	$338,210	100.0%	$359,145	100.0%

Transportation revenue for the three months ended March 31, 2019 decreased by $20.9 million, or 5.8%, when compared to 2018 primarily due to a decrease in the California operating group from unfavorable weather, partially offset by increases in the Heavy Civil and Northwest operating groups from progress on existing projects as well as new awards. During the three months ended March 31, 2019 and 2018, revenue earned from the public sector was 92.1% and 94.5%, respectfully, of total Transportation segment revenue.

Water Revenue

	Three Months Ended March 31,
(dollars in thousands)	2019		2018
Water and Mineral Services	$91,532	92.2%	$4,926	12.3%
Heavy Civil	4,534	4.6	4,222	10.5
California	1,366	1.4	29,039	72.6
Northwest	1,231	1.2	867	2.2
Midwest	84	0.1	496	1.2
Federal	508	0.5	491	1.2
Total	$99,255	100.0%	$40,041	100.0%

Water revenue for the three months ended March 31, 2019 increased by $59.2 million, or over 100.0%, when compared to 2018 primarily due to increases in the Water and Mineral Services operating group as a result of our acquisitions of Layne and LiquiForce, partially offset by decreases in the California operating group from emergency work performed in 2018 that was not repeated in 2019. During the three months ended March 31, 2019 and 2018, revenue earned from the public sector was 75.8% and 87.2%, respectively, of total Water segment revenue.

Specialty Revenue

	Three Months Ended March 31,
(dollars in thousands)	2019		2018
Midwest	$35,888	25.5%	$55,444	46.8%
California	32,157	22.9	31,302	26.4
Federal	15,202	10.8	4,047	3.4
Northwest	32,192	22.9	27,678	23.4
Water and Mineral Services	25,254	17.9	—	—
Total	$140,693	100.0%	$118,471	100.0%

Specialty revenue for the three months ended March 31, 2019 increased $22.2 million, or 18.8%, when compared to 2018 primarily due to increases in the Federal and Northwest operating groups from progress on existing projects and beginning the year with higher contract backlog. Increases in the segment were also attributable to an increase in the Water and Mineral Services operating group as a result of our acquisitions of Layne and LiquiForce. The increases were partially offset by decreases in the Midwest operating group from beginning the year with lower contract backlog. During the three months ended March 31, 2019 and 2018, revenue earned from the public sector was 34.2% and 41.6%, respectively, of total Specialty segment revenue.

Materials Revenue

	Three Months Ended March 31,
(dollars in thousands)	2019		2018
California	$23,065	55.4%	$32,988	72.1%
Northwest	14,532	34.9	12,734	27.9
Water and Mineral Services	4,046	9.7	—	—
Total	$41,643	100.0%	$45,722	100.0%

Materials revenue for the three months ended March 31, 2019 decreased by $4.1 million, or 8.9%, when compared to 2018 primarily due to the decreases in the California operating group from reduced volume due to unfavorable weather conditions partially offset by increases in the Northwest group from increased volume and in the Water and Mineral Services operating group as a result of our acquisitions of Layne and LiquiForce.

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

Total Contract Backlog by Segment

(dollars in thousands)	March 31, 2019		December 31, 2018		March 31, 2018
Transportation	$2,783,252	77.5%	$2,815,124	76.3%	$2,803,984	78.2%
Water	317,782	8.8	328,883	8.9	140,717	3.9
Specialty	490,231	13.7	545,614	14.8	640,966	17.9
Total	$3,591,265	100.0%	$3,689,621	100.0%	$3,585,667	100.0%

Transportation Contract Backlog

(dollars in thousands)	March 31, 2019		December 31, 2018		March 31, 2018
Unearned revenue	$2,187,300	78.6%	$2,185,309	77.6%	$2,773,521	98.9%
Other awards[1]	595,952	21.4	629,815	22.4	30,463	1.1
Total	$2,783,252	100.0%	$2,815,124	100.0%	$2,803,984	100.0%

1Other awards include unissued task orders and unexercised contract options to the extent their issuance or exercise is probable as well as contract awards to the extent we believe contract execution and funding is probable.

(dollars in thousands)	March 31, 2019		December 31, 2018		March 31, 2018
Heavy Civil	$1,783,353	64.1%	$1,944,338	69.1%	$2,036,275	72.6%
Northwest	363,169	13.0	340,850	12.1	365,427	13.0
California	422,440	15.2	318,155	11.3	322,099	11.5
Midwest	214,164	7.7	211,647	7.5	80,054	2.9
Federal	126	—	134	—	129	—
Total	$2,783,252	100.0%	$2,815,124	100.0%	$2,803,984	100.0%

Transportation contract backlog of $2.8 billion at March 31, 2019 was $31.9 million, or 1.1%, lower than at December 31, 2018. The decreases were primarily due to progress on existing jobs in the Heavy Civil operating group partially offset by increases in the Northwest, California and Midwest operating groups from new awards. Significant new awards during the three months ended March 31, 2019 included a highway project in California. As noted in the Current Economic Environment and Outlook section above, the $884 million in project wins that are not yet included in our contract backlog which are expected to be added to Transportation segment contract backlog over the next few years.

Non-controlling partners’ share of Transportation contract backlog as of March 31, 2019, December 31, 2018 and March 31, 2018 was $164.8 million, $178.9 million and $202.2 million, respectively.

Water Contract Backlog

(dollars in thousands)	March 31, 2019		December 31, 2018		March 31, 2018
Unearned revenue	$220,303	69.3%	$218,708	66.5%	$84,680	60.2%
Other awards[1]	97,479	30.7	110,175	33.5	56,037	39.8
Total	$317,782	100.0%	$328,883	100.0%	$140,717	100.0%

1Other awards include contract awards to the extent we believe contract execution and funding is probable.

(dollars in thousands)	March 31, 2019		December 31, 2018		March 31, 2018
Water and Mineral Services	$291,394	91.7%	$299,771	91.1%	$72,948	51.8%
Heavy Civil	15,456	4.9	19,758	6.0	33,900	24.1
California	7,313	2.3	6,162	1.9	27,050	19.2
Northwest	1,759	0.6	786	0.2	1,537	1.1
Midwest	143	—	211	0.1	1,546	1.1
Federal	1,717	0.5	2,195	0.7	3,736	2.7
Total	$317,782	100.0%	$328,883	100.0%	$140,717	100.0%

Water contract backlog of $317.8 million as of March 31, 2019 was $11.1 million, or 3.4%, lower than at December 31, 2018 due to progress on existing projects.

Specialty Contract Backlog

(dollars in thousands)	March 31, 2019		December 31, 2018		March 31, 2018
Unearned revenue	$456,008	93.0%	$474,016	86.9%	$590,380	92.1%
Other awards[1]	34,223	7.0	71,598	13.1	50,586	7.9
Total	$490,231	100.0%	$545,614	100.0%	$640,966	100.0%

1Other awards include contract awards to the extent we believe contract execution and funding is probable.

(dollars in thousands)	March 31, 2019		December 31, 2018		March 31, 2018
Midwest	$211,345	43.0%	$249,968	45.8%	$358,622	56.0%
California	72,403	14.8	63,019	11.6	75,992	11.9
Federal	134,605	27.5	149,210	27.3	158,597	24.7
Northwest	71,878	14.7	83,417	15.3	47,755	7.5
Total	$490,231	100.0%	$545,614	100.0%	$640,966	100.0%

Specialty contract backlog of $490.2 million as of March 31, 2019 was $55.4 million, or 10.2%, lower than at December 31, 2018 due to decreases in the Midwest, Federal and Northwest operating groups from progress on existing projects partially offset by an increase in the California group from increased awards.

Non-controlling partners’ share of Specialty contract backlog as of March 31, 2019, December 31, 2018 and March 31, 2018 was $165.6 million, $118.8 million and $168.2 million, respectively.

Gross Profit (Loss)

The following table presents gross profit (loss) by business segment for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Transportation	$21,250	$31,462
Percent of segment revenue	6.3%	8.8%
Water	8,119	11,564
Percent of segment revenue	8.2	28.9
Specialty	14,867	15,736
Percent of segment revenue	10.6	13.3
Materials	(3,758)	(2,479)
Percent of segment revenue	(9.0)	(5.4)
Total gross profit	$40,478	$56,283
Percent of total revenue	6.5%	10.0%

Transportation gross profit for the three months ended March 31, 2019 decreased by $10.2 million, or 32.5%, when compared to 2018 primarily due to decreased revenue volume in our California operating group due to unfavorable weather and in our Heavy Civil operating group from a net negative impact from revisions in estimates which individually had an impact of less than $5.0 million.

Water gross profit for the three months ended March 31, 2019 decreased by $3.4 million, or 29.8%, when compared to 2018. Water gross profit as a percentage of segment revenue for the three months ended March 31, 2019 decreased to 8.2% from 28.9% when compared to 2018. The decreases were primarily due to decreased revenue volume in our California operating group due to unfavorable weather and from emergency work performed in 2018 that was not repeated in 2019 partially offset by increased revenue volume and margin improvement as a result of our acquisitions of Layne and LiquiForce.

Specialty gross profit for the three months ended March 31, 2019 decreased by $0.9 million, or 5.5%, when compared to 2018 primarily due to decreases in the Midwest operating group from reduced volume partially offset by increases in the Northwest and Federal operating groups from increased volume.

Materials gross loss for the three months ended March 31, 2019 increased by $1.3 million, or, 51.6%, when compared to 2018 due to decreased revenue in the California operating group from unfavorable weather conditions. Gross loss as a percentage of segment revenue for the three months ended March 31, 2019 increased to 9.0% from 5.4% when compared to 2018 driven by a decrease in internal asphalt production volume from unfavorable weather resulting in decreased fixed cost absorption.

Selling, General and Administrative Expenses

The following table presents the components of selling, general and administrative expenses for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Selling
Salaries and related expenses	$16,988	$13,738
Restricted stock unit amortization	1,109	1,302
Other selling expenses	4,099	2,763
Total selling	22,196	17,803
General and administrative
Salaries and related expenses	25,944	19,857
Restricted stock unit amortization	4,821	7,100
Other general and administrative expenses	28,194	16,492
Total general and administrative	58,959	43,449
Total selling, general and administrative	$81,155	$61,252
Percent of revenue	13.1%	10.9%

Selling, general and administrative expenses for the three months ended March 31, 2019 increased $19.9 million, or 32.5%, when compared to 2018. Selling, general and administrative expenses as a percent of revenue for the three months ended March 31, 2019 increased to 13.1% from 10.9% due to the addition of expenses as a result of our acquisitions of Layne and LiquiForce.

Selling Expenses

Selling expenses include the costs for estimating and bidding, business development and materials facility permits. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. As projects are completed or the volume of work slows down, we temporarily redeploy project employees to bid on new projects, moving their salaries and related costs from cost of revenue to selling expenses. Selling expenses during the three months ended March 31, 2019 increased $4.4 million, or 24.7%, when compared to 2018 primarily due to the increase in salaries as a result of our acquisitions of Layne and LiquiForce.

General and Administrative Expenses

General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate functions. Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation, occupancy, training, office supplies, changes in the fair market value of our Non-Qualified Deferred Compensation plan liability and other miscellaneous expenses. Total general and administrative expenses during the three months ended March 31, 2019 increased $15.5 million, or 35.7%, when compared to 2018 due to increases in salaries and other general and administrative expenses primarily as a result of our acquisitions of Layne and LiquiForce.

Acquisition and Integration expenses

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Acquisition and integration expenses	$3,323	$8,409

These costs were primarily associated with the acquisition and integration of Layne and LiquiForce and decreased during the three months ended March 31, 2019 when compared to the same period in 2018 due to a reduction in acquisition expenses.

Income Taxes

The following table presents the benefit from income taxes for the respective periods:

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Benefit from income taxes	$(9,165)	$(4,131)
Effective tax rate	22.8%	29.9%

We calculate our income tax provision at the end of each interim period by estimating our annual effective tax rate and applying that rate to our loss before benefit from income taxes.  The effect of changes in enacted tax laws, tax rates or tax status is recognized in the interim period in which the change occurs.

Our effective tax rate for the three months ended March 31, 2019 decreased to 22.8% from 29.9% when compared to the same period in 2018. This change was primarily due to the income tax expense of share-based compensation relative to the increase in the loss before benefit from income taxes.

Certain Legal Proceedings

As discussed in Note 17 of “Notes to the Condensed Consolidated Financial Statements,” under certain circumstances the resolution of certain legal proceedings to which we are subject could have direct or indirect consequences that could have a material adverse effect on our financial position, results of operations, cash flows and/or liquidity.

Liquidity and Capital Resources

The timing differences between our cash inflows and outflows require us to maintain adequate levels of working capital. We believe our cash and cash equivalents, short-term investments, available borrowing capacity and cash expected to be generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments, cash dividend payments, and other liquidity requirements associated with our existing operations for the next twelve months. To provide capital needs to fund growth opportunities, either internal or generated through acquisitions or to pay installments on our 2019 Notes, we maintain a collateralized credit facility that consists of a term loan and a revolving credit facility with an original value of $500.0 million, of which $120.5 million was available for borrowing under the revolving credit facility at March 31, 2019 and an uncommitted option to increase the facility by $200.0 million subject to the lenders providing the additional commitments. See Note 14 of “Notes to the Condensed Consolidated Financial Statements” for definitions and further discussion regarding our 2019 Notes and Credit Agreement. If we experience a prolonged change in our business operating results or make a significant acquisition, we may need additional sources of financing, which, even if available, may be limited by the terms of our existing debt covenants, or may require the amendment of our existing debt agreements. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available on terms acceptable to us.

Our revenue, gross profit and the resulting cash flows can differ significantly from period to period due to a variety of factors, including our projects’ progressions toward completion, outstanding contract change orders and affirmative claims and the payment terms of our contracts. While we typically invoice our customers on a monthly basis, our contracts frequently provide for retention that is a specified percentage withheld from each payment by our customers until the contract is completed and the work accepted by the customer.

The following table presents our cash, cash equivalents and marketable securities, including amounts from our consolidated construction joint ventures (“CCJVs”), as of the respective dates:

(in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Cash and cash equivalents excluding CCJVs	$68,782	$140,839	$101,678
CCJV cash and cash equivalents[1]	131,481	131,965	91,903
Total consolidated cash and cash equivalents	200,263	272,804	193,581
Short-term and long-term marketable securities[2]	66,049	66,100	107,266
Total cash, cash equivalents and marketable securities	$266,312	$338,904	$300,847

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

Our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions. Marketable securities consisted of U.S. Government and agency obligations and corporate bonds.

Granite’s portion of CCJV cash and cash equivalents was $75.6 million, $75.5 million and $54.2 million as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively. Excluded from the table above is Granite’s portion of unconsolidated construction joint venture cash and cash equivalents of $91.0 million, $68.3 million and $97.0 million as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively. The assets of each consolidated and unconsolidated construction joint venture relate solely to that joint venture. The decision to distribute joint venture assets must generally be made jointly by a majority of the members and, accordingly, these assets, including those associated with estimated cost recovery of customer affirmative claims and back charge claims, are generally not available for the working capital needs of Granite until distributed.

Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends on our capital stock. We may also from time to time prepay or repurchase outstanding indebtedness and acquire assets or businesses that are complementary to our operations.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	(36,364)	(37,620)
Investing activities	(24,343)	10,101
Financing activities	(11,834)	(12,611)

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

Cash used in operating activities of $36.4 million for the three months ended March 31, 2019 represents a $1.3 million decrease when compared to 2018. The change was primarily due to a $15.1 million decrease in cash used in working capital partially offset by an $9.3 million decrease in cash provided by net loss after adjusting for non-cash items and a $4.6 million increase in net contributions to unconsolidated joint ventures. The decrease in cash used in working capital was due to a $41.3 million decrease in cash used in working capital assets partially offset by a $26.1 million increase in cash used in working capital liabilities both from a decrease in volume.

Cash used in investing activities of $24.3 million for the three months ended March 31, 2019 represents a $34.4 million decrease when compared to 2018. The change was primarily due to an increase in purchases, net of sales proceeds, of property and equipment (see Capital Expenditures discussion below) and decrease in maturities, net of purchases, of marketable securities.

Cash used in financing activities of $11.8 million for the three months ended March 31, 2019 was relatively flat when compared to 2018.

Capital Expenditures

During the three months ended March 31, 2019, we had capital expenditures of $28.7 million compared to $16.0 million during 2018. Major capital expenditures are typically for aggregate and asphalt production facilities, aggregate reserves, construction equipment, buildings and leasehold improvements and investments in our information technology systems. The timing and amount of such expenditures can vary based on the progress of planned capital projects, the type and size of construction projects, changes in business outlook and other factors. We currently anticipate 2019 capital expenditures to be between $110.0 million and $125.0 million for the full year.

Derivatives

As disclosed Note 10 to “Notes to the Condensed Consolidated Financial Statements, we recognize derivative instruments as either assets or liabilities in the condensed consolidated balance sheets at fair value using Level 2 inputs.

In February 2019, we entered into a commodity swap designated as a cash flow hedge covering the periods from March to October 2019 with an original notional amount of $8.7 million which represented approximately 60.0% of our forecasted purchases of fixed price asphalt during these periods. The commodity swap is reported at fair value using Level 2 inputs in the condensed consolidated balance sheets. Gains or losses on the effective portion are initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified to cost of revenue in the condensed consolidated statements of operations when the monthly hedged commodity payment is settled. As of March 31, 2019, the fair value of the cash flow hedge was $0.6 million and was included in other current assets in the condensed consolidated balance sheets. During the three months ended March 31, 2019, the unrealized gain, net of taxes, on the effective portion was immaterial, there was no ineffective portion, the cost of revenue reclassified from accumulated other comprehensive income was immaterial and we estimate an immaterial amount to be reclassified from accumulated other comprehensive income into pre-tax earnings within the next twelve months.

Surety Bonds and Real Estate Mortgages

We are generally required to provide various types of surety bonds that provide an additional measure of security under certain public and private sector contracts. At March 31, 2019, approximately $3.2 billion of our contract backlog was bonded. Performance bonds do not have stated expiration dates; rather, we are generally released from the bonds after the owner accepts the work performed under contract. The ability to maintain bonding capacity to support our current and future level of contracting requires that we maintain cash and working capital balances satisfactory to our sureties.

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

Covenants and Events of Default

As of March 31, 2019, we were in compliance with all covenants contained in the Credit Agreement and related to the 2019 Notes. Note 14 to “Notes to the Condensed Consolidated Financial Statements” for more information.

Share Repurchase Program

As announced on April 29, 2016, on April 7, 2016, the Board of Directors authorized us to repurchase up to $200.0 million of our common stock at management’s discretion, which replaced the former authorization including the amount available. As part of this authorization we have established a plan to facilitate common stock repurchases. We did not repurchase shares under the share repurchase program in any of the periods presented. As of March 31, 2019, $190.0 million of the authorization remained available. The specific timing and amount of any future repurchases will vary based on market conditions, securities law limitations and other factors.

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

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risks since December 31, 2018.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management carried out, as of March 31, 2019, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2019, we implemented new controls related to the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases and subsequently issued related ASUs (“Topic 842”). These controls relate to the evaluation of our contracts and the application of Topic 842 to them. There were no other changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The description of the matters set forth in Part I, Item 1 of this Report under Note 17 of “Notes to the Condensed Consolidated Financial Statements” is incorporated herein by reference.

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended March 31, 2019:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
January 1, 2019 through January 31, 2019	7,286	$43.30	—	$190,000,029
February 1, 2019 through February 28, 2019	303	$43.22	—	$190,000,029
March 1, 2019 through March 31, 2019	78,515	$45.04	—	$190,000,029
	86,104	$44.89	—

1The number of shares purchased is in connection with employee tax withholding for units vested under our 2012 Equity Incentive Plan.

2As announced on April 29, 2016, on April 7, 2016, the Board of Directors authorized us to repurchase up to $200.0 million of our common stock at management’s discretion, which replaced the former authorization including the amount available. As part of this authorization we have established a share repurchase program to facilitate common stock repurchases. We did not purchase shares under the share repurchase plan in any of the periods presented. The specific timing and amount of any future repurchases will vary based on market conditions, securities law limitations and other factors.

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

GRANITE CONSTRUCTION INCORPORATED

Date:	April 26, 2019	By:	/s/ Jigisha Desai
Jigisha Desai
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)